Form 10QSB
period 1996-03-31
INDIVIDUAL INVESTOR GROUP INC
filed 1996-05-14
CIK 880631

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

         For the quarterly period ended   MARCH 31, 1996
                                         ----------------

- ---      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from              to
                                        ------------    --------
         Commission file number  1-10932
                                ---------

                          INDIVIDUAL INVESTOR GROUP, INC.
                        -----------------------------------
               (Exact name of registrant as specified in its charter)

              DELAWARE                               13-3487784
           --------------                          --------------
    (State or other jurisdiction of                (IRS Employer
     incorporation or organization)              Identification No.)

      1633 BROADWAY, 38TH FLOOR,    NEW YORK, NEW YORK        10019
     ---------------------------------------------------------------
                 (Address of principal executive offices)

                                 (212) 843-2777
                               ------------------
                          (Issuer's telephone number)

                          ---------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No       .
     ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 1996, issuer had outstanding 6,308,903 shares of Common stock, $.01 par value per share.

                            EXHIBIT INDEX - Page 12
                              Page 1 of 13 Pages

                           PART I - FINANCIAL INFORMATION

                 INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 1996

               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $5,734,793
  Accounts receivable (net of allowances of $138,281)             1,816,052
  Prepaid expenses and other current assets                         447,998
                                                                -----------
               Total current assets                               7,998,843
                                                                -----------

Deferred subscription expense                                     1,310,303
Investment in affiliate (note 2)                                  4,596,459
Property and equipment - net                                        521,552
Other assets                                                        185,334
                                                                -----------
  Total assets                                                  $14,612,491
                                                                -----------
                                                                -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $1,064,737
  Accrued expenses                                                  453,841
                                                                -----------
               Total current liabilities                          1,518,578

Deferred subscription revenue                                     3,733,756
                                                                -----------
               Total liabilities                                  5,252,334
                                                                -----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 2,000,000 shares        --
  Common stock, $.01 par value; authorized
  10,000,000 shares, issued  6,338,326 shares                        63,384
  Additional paid-in capital                                     15,599,233
  Deficit                                                        (6,302,460)

                                                                -----------
               Total stockholders' equity                         9,360,157
                                                                -----------
  Total liabilities and stockholders' equity                    $14,612,491
                                                                -----------
                                                                -----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                       For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                       1996           1995
                                                      -------        -------
REVENUES:
   Circulation                                       $1,388,025     $893,526
   Advertising                                          917,664      598,073
   Investment management services (note 3)              133,261       20,600
   List rental and other                                337,408      225,808

                                                     -----------    --------
            Total revenues                            2,776,358    1,738,007
                                                     -----------    --------

OPERATING EXPENSES:
   Editorial, production and distribution             1,388,654      874,223
   Promotion and selling                              1,057,588      653,592
   General and administrative                           785,722      477,562
   Depreciation and amortization                         32,736       22,129
                                                     -----------    --------
            Total operating expenses                  3,264,700    2,027,506
                                                     -----------    --------
Operating loss                                         (488,342)    (289,499)
                                                     -----------    --------
Interest and other income                                73,090       19,489
Equity in net (loss) income of affiliate (note 2)      (706,270)     198,793
                                                     -----------    --------
Net loss                                            ($1,121,522)    ($71,217)
                                                     -----------    --------
Dividends paid                                            ---           ---

Net loss per common and equivalent share                 ($0.18)      ($0.02)
                                                     -----------    --------
Weighted average number of common and equivalent
  shares outstanding during the period                6,305,815    4,665,572
                                                     -----------    --------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     For the Three Months
                                                        Ended March 31,
                                                    ----------------------
                                                       1996        1995
                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          ($1,121,522)    ($71,217)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                       32,736       22,129
   Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                          (326,098)     (34,408)
        Prepaid expenses and other current assets    (226,292)     (94,289)
        Deferred subscription expense                 (13,697)     (68,215)
      Increase (decrease) in:
        Accounts payable and accrued expenses      (1,004,877)       5,830
        Deferred subscription revenue                 359,500      314,904
                                                  ------------    --------
   Net cash provided by (used in)
     operating activities                          (2,300,250)      74,734
                                                  ------------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                (161,163)     (64,886)
   Decrease (increase) in investment in affiliate  1,906,270     (426,793)
   Increase in other assets                                 0        6,455

                                                  ------------    --------
   Net cash provided by (used in)
     investing activities                           1,745,107     (485,224)
                                                  ------------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of warrants and
     options-net                                       12,949            0
                                                  ------------    --------
   Net cash provided by financing activities           12,949            0
                                                  ------------    --------
Net decrease in cash and cash equivalents            (542,194)    (410,490)
Cash and cash equivalents, beginning of period      6,276,987    1,677,497
                                                  ------------    --------
Cash and cash equivalents, end of period           $5,734,793   $1,267,007
                                                  ------------    --------
                                                  ------------    --------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB.

2.  INVESTMENT IN AFFILIATE

     The Company, through a wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), serves as general partner of (and investor in) a domestic private investment fund for accredited investors, whereby it makes investment decisions for the fund. The market value of the Company's investment in the fund decreased from $6,502,729 at December 31, 1995 to $4,596,459 at March 31, 1996. This decrease resulted partially from net losses of the partnership in the amount of $706,270 and partially from a withdrawal of $1,200,000 by the Company in February, 1996. As of April 30, 1996, the market value of this investment was $5,593,131, effectively eliminating the loss in the first quarter.

Selected unaudited financial information for the affiliate as of March 31, 1996 is as follows:

    Assets (at fair value)                             $ 72,666,370
    Liabilities                                          24,454,818
    Partners' Capital                                    48,211,552

    Net loss                                            $ 5,183,333

3.  MANAGEMENT AND CONSULTING SERVICES

     The Company, through WTCM and its majority-owned affiliate, WisdomTree Capital Advisors, LLC, provides investment management services to the fund referred to in note 2, and is entitled to receive a management fee equal to 1/4 of 1% of the net asset value of the fund, calculated as of the last business day of each quarter. The management fee for the quarter ended March 31, 1996 totaled $120,831. WTCM is also entitled to receive a special allocation equal to 20% of the net income, if any, of the fund (not including income earned on its own investment), subject to certain limitations, calculated at year end.

     WisdomTree Capital Advisors, LLC also provides investment management services to WisdomTree Offshore, LTD, an offshore private investment fund for accredited investors, which commenced operations in January, 1996. The Company is entitled to receive a management fee equal to .125% of the net asset value of the fund per month, calculated as of the last business day of each month. The management fee for the quarter ended March 31, 1996 totaled $13,736. The Company has no investment in this fund. WTCM makes all investment decisions for WisdomTree Offshore, LTD. WTCM is entitled to a special allocation equal to 20% of the net income, if any, of WisdomTree Offshore, LTD, subject to certain limitations, calculated on June 30th of each year, the fund's fiscal year end.

     Total assets under management by the Company as of March 31, 1996 for both the domestic and offshore funds was $77,556,390.

     The Company, through its wholly-owned subsidiary, I.I. Strategic Consulting, Inc., provides consulting services. Reich & Tang Distributors, L.P., a New York based mutual fund distributor, sponsored a unit investment trust, "Individual Investor's America's Fastest Growing Companies-Registered Trademark- Trust", in the first quarter of 1996. For its consulting services, I.I. Strategic Consulting, Inc. is entitled to receive a fixed fee based upon a percentage of initial assets raised, payable thirty days after the closing of each trust to which it consults. Consulting services revenues for this first trust will be calculated and paid to the Company in the second quarter of 1996.

4.  STOCK OPTIONS

     During the first quarter of 1996, the Company granted 213,000 options to purchase the Company's common stock. Of this total, 93,000 Options were granted under the Company's 1993 Stock Option Plan, 100,000 Options were granted outside the Company's Stock Option Plans, and 20,000 options were granted under the Company's 1996 Performance Equity Plan ("1996 Plan"), contingent upon shareholder approval of the 1996 plan at the Company's Annual Meeting scheduled for June, 1996. The Board of Directors approved the 1996 Plan in March, 1996. All options granted during the first quarter of 1996 expire at various dates through March, 2006.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of disclosure provisions for fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for nonemployee transactions after December 15, 1995. This statement defines a fair value method of accounting for the issuance of stock options and other equity instruments. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company has determined that it will continue to apply APB Opinion 25 and related interpretations in accounting for issuance of employee stock options. The impact of adopting this statement for nonemployee transactions has not had a material impact on the Company's results of operations or financial position.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 AS COMPARED TO THE QUARTER ENDED MARCH 31, 1995

     Operating revenues increased 60%, to $2,776,358 for the quarter ended March 31, 1996, as compared to $1,738,007 for the quarter ended March 31, 1995.

     The Company's circulation revenues increased 55%, to $1,388,025 for the quarter ended March 31, 1996, as compared to $893,526 in 1995. Subscription revenues for the Company's flagship magazine, INDIVIDUAL INVESTOR, increased 49% while newsstand revenues for the magazine increased by 312%. At the same time, subscription revenues for the Company's newsletter, SPECIAL SITUATIONS REPORT, increased 40%. Management attributes the increases in circulation of INDIVIDUAL INVESTOR to the redesign of the magazine in the second quarter of 1995, and to promotional efforts.

     Advertising revenues increased 53%, to $917,664 in 1996 from $598,073 in 1995. This is a result of both a greater number of advertising pages sold and increased advertising rates per page. As a result of the recent increase in paid circulation, effective June 1996 the Company will be raising its advertising rates per page by approximately 50%.

     Investment management services revenues were $133,261 for the quarter ended March 31, 1996, as compared to $20,600 for the quarter ended March 31, 1995. This increase is the result of a greater asset base to which the Company provides management services, including a fund, WisdomTree Offshore LTD, which commenced operations in January 1996. Management anticipates future growth of both the asset base it provides services to and the resultant revenue derived therefrom, although no assurance can be given that the asset base will continue to grow since market conditions may influence the decision of investors to commit additional funds for management.

     List rental and other revenues increased 49%, from $225,808 in the first quarter of 1995 to $337,408 for the quarter ended March 31, 1996. Revenue from the Company's telemarketing subsidiary, Advanced Marketing Ventures ("AMV"), totaled $85,327 in the first quarter of 1995. Late in 1995, however, the Company ceased operations of this subsidiary. Therefore, in the first quarter of 1996, there were no telemarketing revenues. For the first quarter of 1996, list rental revenue totaled $278,080, as compared to only $76,300 in the first quarter of 1995. The 264% increase in list rental revenue is attributable to increased demand for rental of the Company's subscriber list, as well as the increased size of that list. If the Company's efforts to promote circulation growth for its publications are successful, management anticipates accompanying growth in list rental revenues.

     Editorial, production and distribution expenses increased 59%, to $1,388,654 in 1996 from $874,223 in 1995. In the first quarter of 1995,
INDIVIDUAL INVESTOR was printed on an inexpensive newsprint. Commencing the second quarter of 1995, the Company redesigned the magazine in order to promote rapid circulation and advertising sales growth. Printing costs for the first quarter of 1996 were $388,711 higher than the same quarter of the prior year, as a result of using a higher quality paper stock, and printing a larger number of copies for subscribers and newsstand distribution. Additionally, postage and distribution costs for the Company's publications have increased 31%. Fulfillment costs have risen 52% for the quarter ending March 31, 1996 as compared to the first quarter of 1995. These increases in postage, distribution and fulfillment costs are directly attributable to significant increases in the number of subscribers for the Company's publications. If the subscriber base continues to grow as expected, management anticipates further increases in these costs. During 1996, the Company also expanded its editorial and research staff in order to support the growth of its publishing and investment management operations.

     Promotion and selling expenses increased 62%, to $1,057,588 in the first quarter of 1996 from $653,592 in 1995. This increase includes greater subscription promotion expenses for television and direct mail campaign efforts (approximately $230,000 higher in the first quarter of 1996) as well as greater advertising sales expenses. Advertising salaries and commissions have increased 126% as a result of higher revenues and new sales personnel added in 1996 in an attempt to further increase advertising revenues. Additionally, there have been increases in advertising travel, promotional, research and sales aids.

     General and administrative expenses increased 65%, to $785,722 in the first quarter of 1996 as compared to $477,562 in 1995. The Company relocated to new offices within New York City in January, 1996, resulting in an increase in its rent expense totaling $90,704. The Company believes the move was necessary to facilitate increasing staffing levels to achieve further growth. Additionally, general and administrative salaries and payroll taxes increased $98,058 in the first quarter of 1996 as compared to the same quarter in the prior year. This increase resulted from the addition of personnel and other expenses required to support the Company's growth, as well as increases in compensation.

     Depreciation and amortization expenses increased 48%, to $32,736 in 1996 from $22,129 in 1995. The increase in 1996 is primarily attributable to amortization of leasehold improvements incurred to prepare the Company's new offices for occupancy and depreciation of office furniture and computer equipment purchased for additional personnel.

     Equity in net (loss) income of affiliate amounted to a loss of $706,270 in 1996 as compared to earnings of $198,793 in 1995. Equity in net (loss) income of affiliate directly relates to the realized and unrealized earnings and losses of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments, will vary significantly from period to period and may result in losses as well as income. No assurance can be given that the Company will record income from its investments in future periods. By April 30, 1996, however, the market value of this investment had increased to $5,593,131, effectively eliminating the loss in the first quarter.

     The Company's net loss for the first quarter of 1996 totaled $1,121,522 as compared to a loss of $71,217 in same quarter of the prior year. The loss per common and equivalent share for the quarter was $0.18 as compared to $0.02 in 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had working capital of $6,480,265 and cash and cash equivalents totaling $5,734,793. This represents an increase in working capital of $1,015,073 and a decrease in cash and cash equivalents of $542,194 since December 31, 1995. In February, 1996, the Company redeemed $1,200,000 from its investment in an affiliate. The Company used those funds primarily to significantly reduce both its accounts payable and accrued expenses in the first quarter of 1996.

     As of March 31, 1996, in addition to its working capital, the total value of the Company's investment in the private investment fund was $4,596,459. This investment is available, subject to market fluctuations, to provide working capital to fund the Company's operations. Although the value of this investment (and consequently the available liquidity) decreased in the first quarter of 1996 as compared to the value at December 31, 1995, its value at April 30, 1996 had subsequently increased sufficiently to offset the first quarter loss. The Company believes that further investments in the fund will be made from time to time because, to date, it has provided a significant return. However, no assurance can be given that the Company's investment will continue to generate the rate of return that it has historically generated.

     The Company's operating loss increased to $488,342 for the three months ended March 31, 1996, as compared to $289,499 in 1995. This increase is primarily attributable to the increased expenses noted above. The Company has incurred, and expects to continue to incur, significant expenditures during 1996 to support the current and future growth of its publishing and investment management operations, and other business opportunities. During the latter part of 1995 and into 1996, additional personnel have been hired in key areas including the establishment of a new on-line division, addition of a new senior Publisher, personnel in advertising sales, editorial and research, and administrative and support personnel in order to support the projected growth of the business. In addition, in December 1995 the Company moved into new offices with significantly higher occupancy costs. However, the Company believes that these expenses will be offset by anticipated increases in circulation, advertising and investment management revenues.

     As a result of the current levels of expenses, the operating losses incurred by the publishing operations, and the fluctuations in performance of the private investment funds, the Company anticipates that it may incur losses in its quarterly results in the near-term and from time to time thereafter.

     The Company believes that its cash, working capital and investments will be sufficient to fund its operations and capital requirements for the foreseeable future.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                            PART  II- OTHER INFORMATION

    ITEM 6 - Exhibits and reports on Form 8-K

             (a)  Exhibits

                  Financial Data Schedule March 31, 1996

             (b)  The Company did not file any reports
                  on Form 8-K during the Quarter Ended
                  March 31, 1996

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 14, 1996

               INDIVIDUAL INVESTOR GROUP, INC.


               By:   /S/ Jonathan L. Steinberg
                    -----------------------------------
                    Jonathan Steinberg, CEO and Chairman of the Board


               By:   /S/ Scot A. Rosenblum
                    ------------------------------------
                    Scot Rosenblum, Vice  President and Chief Financial officer


               By:  /S/ Henry G. Clark
                    ------------------------------------
                    Henry G. Clark, Controller
                    (Principal Accounting Officer)

                                    EXHIBIT INDEX


EXHIBIT NO.                 DESCRIPTION                             PAGE

    27               Financial Data Schedule March 31, 1996          13