Form 10QSB
period 1996-06-30
INDIVIDUAL INVESTOR GROUP INC
filed 1996-08-15
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   ----------

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to _________

     Commission file number 1-10932


                         INDIVIDUAL INVESTOR GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3487784
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification No.)

               1633 Broadway, 38th Floor, New York, New York 10019
                    (Address of principal executive offices)

                                 (212) 843-2777
                           (Issuer's telephone number)


                    (Former name, former address and former
                   fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1996 issuer had outstanding 6,090,119 shares of Common stock, $.01 par value per share.







                            EXHIBIT INDEX - Page 15
                               Page 1 of 16 pages

                         PART I - FINANCIAL INFORMATION

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 1996

                        ASSETS

Current Assets:
  Cash and cash equivalents                                        $  2,958,691
  Accounts receivable (net of allowances of $181,681)                 1,887,738
  Prepaid expenses and other current assets                             494,972

                                                                   ------------
         Total current assets                                         5,341,401
                                                                   ------------

Deferred subscription expense                                         1,140,112
Investment in affiliate (notes  2 and 3)                              5,594,686
Property and equipment - net                                            572,064
Other assets                                                            183,111

                                                                   ------------
  Total assets                                                     $ 12,831,374
                                                                   ============



          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $    827,449
  Accrued expenses                                                      761,546

                                                                   ------------
         Total current liabilities                                    1,588,995

Deferred subscription revenue                                         3,617,454

                                                                   ------------
         Total liabilities                                            5,206,449
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value,
     authorized 2,000,000 shares                                           --
  Common stock, $.01 par value; authorized
     10,000,000 shares, issued 6,075,619                                 60,756
  Additional paid-in capital                                         13,201,490
  Deficit                                                            (5,650,264)
  Unrealized gain on marketable securities                               12,943
                                                                   ------------
         Total stockholders' equity                                   7,624,925
                                                                   ------------

                                                                   ------------
     Total liabilities and stockholders' equity                    $ 12,831,374
                                                                   ============




See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                                  -----------------------------       -----------------------------
                                                                      1996              1995             1996               1995
                                                                  -----------       -----------       -----------       -----------
Revenues:

  Circulation                                                     $ 1,443,666       $   948,036       $ 2,831,691       $ 1,841,562
  Advertising                                                         984,323           518,082         1,901,987         1,116,155
  Investment management services (note 3)                             378,449            40,774           511,710            61,374
  List rental and other                                               333,062           266,549           670,470           492,357


                                                                  -----------       -----------       -----------       -----------
  Total Revenues                                                    3,139,500         1,773,441         5,915,858         3,511,448
                                                                  -----------       -----------       -----------       -----------

Operating Expenses:

  Editorial, production and distribution                            1,429,859           980,725         2,818,513         1,854,948
  Promotion and selling                                             1,048,096           854,517         2,103,568         1,508,109
  General and administrative                                        1,016,714           503,997         1,802,436           981,559
  Depreciation and amortization                                        46,183            20,387            81,035            42,516


                                                                  -----------       -----------       -----------       -----------
  Total Operating Expenses                                          3,540,852         2,359,626         6,805,552         4,387,132
                                                                  -----------       -----------       -----------       -----------


                                                                  -----------       -----------       -----------       -----------
Operating Loss                                                       (401,352)         (586,185)         (889,694)         (875,684)
                                                                  -----------       -----------       -----------       -----------


Interest and other income                                              55,321             6,726           128,411            26,215
Equity in net income of affiliate (note 2)                            998,227           298,534           291,957           497,327


                                                                  -----------       -----------       -----------       -----------
Net income (loss) before taxes                                        652,196          (280,925)         (469,326)         (352,142)

Income taxes (note 7)                                                    --                --                --                --

                                                                  -----------       -----------       -----------       -----------
Net income (loss)                                                 $   652,196       ($  280,925)      ($  469,326)      ($  352,142)
                                                                  ===========       ===========       ===========       ===========

Dividends paid                                                           --                --                --                --

Earnings (loss) per common and equivalent share:
  Primary                                                         $      0.09       ($     0.06)      ($     0.07)      ($     0.08)
                                                                  -----------       -----------       -----------       -----------
  Fully diluted                                                   $      0.09       ($     0.06)      ($     0.07)      ($     0.08)
                                                                  -----------       -----------       -----------       -----------

Weighted average number of common and equivalent
    shares outstanding during the period:
  Primary                                                           7,629,074         4,671,173         6,289,306         4,668,388
                                                                  -----------       -----------       -----------       -----------
  Fully diluted                                                     7,629,074         4,671,173         6,289,306         4,668,388
                                                                  -----------       -----------       -----------       -----------

See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)

                                                                                                      Six Months Ended June 30,
                                                                                                -----------------------------------
                                                                                                    1996                    1995
                                                                                                -----------             -----------
Cash flows from operating activities:
Net loss                                                                                        ($  469,326)            ($  352,142)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                                                    81,035                  42,516
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                                                        (397,784)                (80,172)
        Prepaid expenses and other current assets                                                  (286,209)               (119,137)
        Deferred subscription expense                                                               156,494                (505,258)
      Increase (decrease) in:
        Accounts payable and accrued expenses                                                      (934,460)                167,830
        Deferred subscription revenue                                                               243,198                 502,929

                                                                                                -----------             -----------
        Net cash used in operating activities                                                    (1,607,052)               (343,434)
                                                                                                -----------             -----------


Cash flows from investing activities:
  Purchase of property and equipment                                                               (257,197)                (84,828)
  Decrease in investment in affiliate                                                               908,043                  74,673
  Increase (decrease)  in other assets                                                                 --                     8,107

                                                                                                -----------             -----------
        Net cash provided by (used in) investing activities                                         650,846                  (2,048)
                                                                                                -----------             -----------


Cash flows from financing activities:
   Proceeds from exercise of warrants and options-net                                                91,245                  80,611
   Common stock repurchased                                                                      (2,453,335)                   --

                                                                                                -----------             -----------
        Net cash (used in) provided by financing activities                                      (2,362,090)                 80,611
                                                                                                -----------             -----------


Net decrease in cash and cash equivalents                                                        (3,318,296)               (264,871)
Cash and cash equivalents, beginning of period                                                    6,276,987               1,677,497
                                                                                                -----------             -----------
Cash and cash equivalents, end of period                                                        $ 2,958,691             $ 1,412,626
                                                                                                ===========             ===========




See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

          The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB.

2.   INVESTMENT IN AFFILIATE

          The Company, through a wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), serves as general partner of (and investor in) a domestic private investment fund for accredited investors, whereby it makes investment decisions for the fund. The value of the Company's investment in the fund decreased from $6,502,729 at December 31, 1995 to $5,594,686 at June 30, 1996. This decrease resulted from a withdrawal of $1,200,000 by the Company in February, 1996, partially offset by an increase in equity in net income of affiliate totaling $291,957. For the month of July, 1996, the value of investments held by the fund declined by approximately 21%. Selected unaudited financial information for the affiliate as of June 30, 1996 and for the six months then ended is as follows:

     Assets (at fair value)                                    $101,490,194
     Liabilities                                                 37,880,844
     Partners' Capital                                           63,609,350

     Net Income                                                $  4,894,836

3.   MANAGEMENT AND CONSULTING SERVICES

          The Company, through WTCM and its majority-owned affiliate, WisdomTree Capital Advisors, LLC, provides investment management services to the fund referred to in note 2, and is entitled to receive a management fee equal to 1/4 of 1% of the net asset value of the fund, calculated as of the last business day of each quarter. The management fee for the six months period ended June 30, 1996 totaled $282,589, as compared to $61,374 in 1995. WTCM is also entitled to receive a special allocation equal to 20% of the net income, if any, of the fund (not including income earned on its own investment), subject to certain limitations, calculated at year end.

          WisdomTree Capital Advisors, LLC also provides investment management services to WisdomTree Offshore, LTD, an offshore private investment fund for accredited investors, which commenced operations in January, 1996. The Company is entitled to receive a management fee equal to .125% of the net asset value of the fund per month, calculated as of the last business day of each month. The management fee for the six month period ended June 30, 1996 totaled $35,333. The Company has no investment in this fund. WTCM makes all investment decisions for WisdomTree Offshore, LTD. WTCM is entitled to a profit incentive equal to 20% of the net income, if any, of WisdomTree Offshore, LTD, subject to certain limitations, calculated on June 30th of each year, the fund's fiscal year end. The profit incentive for the fiscal period ended June 30, 1996 totaled $149,788. Assets under management by the Company as of June 30, 1996 for both the domestic and offshore funds totaled approximately $111 million. The Company, through its wholly owned subsidiary, I.I. Strategic Consultants, Inc., also earned $44,000 in the first six months of 1996 providing consulting services to a unit investment trust.


4.   STOCK OPTIONS

          During the six months ended June 30, 1996, the Company granted 352,000 options to purchase the Company's common stock. Of this total, 107,000 options were granted and 51,606 options were canceled under the Company's 1993 Stock Option Plan. 115,000 options were granted under the Company's 1996 Performance Equity Plan ("1996 Plan") and 130,000 were granted outside the Company's stock option plans. All options granted in 1996 expire at various dates through June, 2006.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of disclosure provisions for fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions after December 15, 1995. This statement defines a fair value method of accounting for the issuance of stock options and other equity instruments. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company has determined that it will continue to apply APB Opinion 25 and related interpretations in accounting for issuance of employee stock options. The impact of adopting this statement for non-employee transactions has not had a material impact on the Company's results of operations or financial position.

6.   REPURCHASE OF COMMON STOCK

          The Company, at the direction of its Board of Directors, repurchased 250,000 shares of Common Stock on the open market, at a total cost of $2,453,335, in the second quarter of 1996. The Company has retired and canceled these shares and 31,822 shares of Common Stock previously held as Treasury shares. The cost of repurchased shares in excess of par value has been charged to additional paid-in capital.

7.   INCOME TAXES

          Income before taxes for the quarter ended June 30, 1996 was $652,196. However, the second quarter earnings were more than offset by the first quarter loss, resulting in a net loss for the six months ended June 30, 1996 of $469,326. Due to the availability of net operating loss carryforwards, if the Company had reported income for the six months ended June 30, 1996, no tax would have been provided on such earnings. However, the Company's deferred tax asset would have been appropriately reduced.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

     Certain statements in this Quarterly Report on Form 10-QSB set forth management's intentions, plans, beliefs, expectations or predictions of the future based on current facts and analyses. Actual results may differ materially from those indicated in such statements. Additional information on factors that may affect the business and financial results of the Company can be found in the other filings of the Company with the Securities and Exchange Commission.


Six Months Ended June 30, 1996 as Compared to the Six Months Ended June 30, 1995

     Total revenues increased 68%, to $5,915,858 for the six months ended June 30, 1996, as compared to $3,511,448 for the six months ended June 30, 1995.

     The Company's circulation revenues increased 54%, to $2,831,691 for the six months ended June 30, 1996, as compared to $1,841,562 in 1995. Subscription revenues for the Company's flagship magazine, Individual Investor, increased 49%, while newsstand revenues for the magazine increased by 167%. Paid circulation for Individual Investor has increased 83%, to approximately 340,000 compared to 186,000 in 1995. At the same time, subscription revenues for the Company's newsletter, Special Situations Report, increased 41%. Management attributes the increases in circulation of Individual Investor to the redesign of the magazine in the second quarter of 1995, as well as to promotional efforts.

     Advertising revenues increased 70%, to $1,901,987 for the six months ended June 30, 1996, as compared to $1,116,155 in 1995. This is a result of both a greater number of advertising pages sold and increased advertising rates per page. As a result of the recent increase in paid circulation, effective June 1996 the Company increased its advertising rates per page by 43%. Management anticipates further advertising revenue growth as rates per page and the number of advertising pages sold continue to increase, and with the launch of the Company's new publication in the Fall of 1996.

     Investment management services revenues were $511,710 for the six months ended June 30, 1996, as compared to $61,374 in 1995. This increase is the result of a greater asset base to which the Company provides management services, including a new fund, WisdomTree Offshore LTD, which commenced operations in January 1996. The Company also earned a profit incentive totaling $149,788 based on the income earned by WisdomTree Offshore, LTD for the period ended June 30, 1996. Additionally, the Company, through its wholly owned subsidiary, I.I. Strategic Consultants, Inc., earned consulting services revenue in the first six months of 1996. Management anticipates future growth of the asset base to which it provides consulting services and the resultant revenue derived therefrom, although no assurance can be given that the asset base will continue to grow since market conditions may influence the decision of investors to commit additional funds for management.

     List rental and other revenues increased 36%,to $670,470 in the six months ended June 30, 1996 as compared to $492,357 for the six months ended June 30, 1995. For the first six months of 1996, list rental revenue totaled $570,279, as compared to $214,869 in 1995. The 165% increase in list rental revenue is attributable to increased demand for rental of the Company's subscriber lists, as well as the increased size of the lists. If the Company's efforts to promote circulation growth for its publications are successful, management anticipates accompanying growth in list rental revenues. Revenue earned in the six months ended June 30, 1995 also includes $202,911 from the Company's telemarketing subsidiary, Advanced Marketing Ventures ("AMV"). Late in 1995, however, the Company ceased operations of this subsidiary. Therefore, there are no telemarketing revenues in 1996.

     Total operating expenses increased 55%, to $6,805,552 in the six months ended June 30, 1996 as compared to $4,387,132 in 1995. This increase is attributable to necessary expenditures relating to the growth of Individual Investor as well as the development of an on-line financial service and the launch of a new publication in the Fall of 1996.

     Editorial, production and distribution expenses increased 52%, to $2,818,513 in 1996 from $1,854,948 in 1995. Printing costs for Individual Investor have increased 77% in the first six months of 1996 as compared to the same period in 1995. The magazine was printed on inexpensive newsprint in the first four months of 1995, prior to its redesign; it has been printed on glossy high quality paper stock for every month since May 1995. As the redesign has resulted in rapid circulation growth, fulfillment and distribution costs have increased 35% and 34%, respectively. The Company has also incurred expenses in the first six months of 1996 related to the establishment of an on-line division. Management anticipates significant increased expenses in this area as development continues. The third primary increase in editorial, production and distribution expenses has been an increase in salaries related to the addition of personnel. Staffing levels have been increased to aid growth in the Company's current publications as well as to develop a new publication scheduled to begin circulation in the Fall of 1996.

     Promotion and selling expenses increased 39%, to $2,103,568 in the first six months of 1996 from $1,508,109 in 1995. Advertising salaries and commissions have increased 103% as a result of higher revenues and new sales personnel added in 1996 in an attempt to further increase advertising revenues, and to develop advertising for the Company's new publication scheduled to launch later in 1996. Additionally, there have been corresponding increases in advertising travel, promotion, research and sales aids.

     General and administrative expenses increased 84%, to $1,802,436 in the first six months of 1996 as compared to $981,559 in 1995. The Company relocated to new offices within New York City in January, 1996, resulting in an increase in its rent expense totaling $187,987. The Company believes the move was necessary to facilitate increasing staffing levels to achieve further growth. Secondly, general and administrative salaries, payroll taxes and recruiting fees increased $253,091 in the six months ended June 30, 1996 as compared to 1995. These increases related to the addition of personnel to support the Company's growth, as well as increases in compensation. Also, as a result of hiring additional personnel, postage, office supplies and related office expenses have increased. Finally, public relations, legal, accounting and other professional service fees have also increased in the six months ended June 30, 1996 as compared to 1995.

     Depreciation and amortization expense increased 91%, to $81,035 in 1996 from $42,516 in 1995. The increase in 1996 is primarily attributable to amortization of leasehold improvements incurred to prepare the Company's new offices for occupancy and depreciation of office furniture and computer equipment purchased for additional personnel.

     Equity in net income of affiliate totaled $291,957 in the first six months of 1996 as compared to $497,327 in 1995. Equity in net income of affiliate directly relates to the realized and unrealized earnings of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments, will vary significantly from period to period and may result in losses as well as income. No assurance can be given that the Company will record income from its investments in future periods.

     The Company's net loss for the first six months of 1996 totaled $469,326 as compared to a loss of $352,142 for the same period of the prior year. The net loss per common and equivalent share for the six months was $0.07 as compared to a loss per common and equivalent share of $0.08 in 1995.

Quarter Ended June 30, 1996 as Compared to the Quarter Ended June 30, 1995

     Total revenues increased 77%, to $3,139,500 for the quarter ended June 30, 1996, as compared to $1,773,441 for the quarter ended June 30, 1995.

     The Company's circulation revenues increased 52%, to $1,443,666 for the quarter ended June 30, 1996, as compared to $948,036 in 1995. Subscription revenues for the Company's flagship magazine, Individual Investor, increased 50% while newsstand revenues for the magazine increased by 104%. At the same time, subscription revenues for the Company's newsletter, Special Situations Report, increased 43%. Management attributes the increases in circulation of Individual Investor to the redesign of the magazine in the second quarter of 1995, and to promotional efforts.

     Advertising revenues increased 90%, to $984,323 in 1996 from $518,082 in 1995. This is a result of both a greater number of advertising pages sold and increased advertising rates per page. As a result of the recent increase in paid circulation, effective June 1996 the Company increased its advertising rates per page by 43%. Management anticipates further advertising revenue growth as rates per page and the number of advertising pages sold continue to increase, and with the launch of the Company's new publication in the Fall of 1996.

     Investment management services revenues were $378,449 for the quarter ended June 30, 1996, as compared to $40,774 for the quarter ended June 30, 1995. This increase is attributable primarily to three factors: an increase in the asset base managed, a profit incentive earned from managing an offshore fund, and consulting services revenue earned by the Company's wholly owned subsidiary, I.I. Strategic Consultants, Inc. Management anticipates future growth of the asset base for which it provides services and the resultant revenue derived therefrom, although no assurance can be given that the asset base will continue to grow since market conditions may influence the decision of investors to commit additional funds for management. Management also anticipates providing further consulting services through its subsidiary, I.I. Strategic Consultants, Inc.

     List rental and other revenues increased 25%, to $333,062 for the quarter ended June 30, 1996 from $266,549 in the second quarter of 1995. For the second quarter of 1996, list rental revenue totaled $292,199, as compared to only $138,569 in the second quarter of 1995. The 165% increase in list rental revenue is attributable to increased demand for rental of the Company's subscriber lists, as well as the increased size of the lists. If the Company's efforts to promote circulation growth for its publications are successful, management anticipates accompanying growth in list rental revenues. Revenue earned in 1995 includes $117,584 from the Company's telemarketing subsidiary, Advanced Marketing Ventures

("AMV"). Late in 1995, however, the Company ceased operations of this subsidiary. Therefore, in the second quarter of 1996, there were no telemarketing revenues.

     Total operating expenses increased 50%, to $3,540,852 for the quarter ended June 30, 1996 as compared to $2,359,626 in 1995. This increase is attributable to necessary expenditures relating to the growth of Individual Investor as well as the development of an on-line financial service and the launch of a new publication in the Fall of 1996.

     Editorial, production and distribution expenses increased 46%, to $1,429,859 in 1996 from $980,725 in 1995. As a result of the redesign of Individual Investor, printing costs have increased. Additionally, as the redesign has resulted in greater circulation, fulfillment and distribution costs have increased. During the first six months of 1996, the Company has also added personnel to accommodate further growth of its existing publications, the launching of a new publication in the Fall of 1996 and the development of an on-line business information product. Management anticipates significant increased expenses as it continues development of its on-line business.

     Promotion and selling expenses increased 23%, to $1,048,096 in the second quarter of 1996 from $854,517 in 1995. Advertising salaries and commissions have increased 231% in the second quarter of 1996 as compared to 1995, as a result of higher revenues and new sales personnel added in 1996 in an attempt to further increase advertising revenues, and to develop advertising for the Company's new publication scheduled to launch later in 1996. Additionally, there have been corresponding increases in advertising travel, promotion, research and sales aids.

     General and administrative expenses increased 102%, to $1,016,714 in the second quarter of 1996 as compared to $503,997 in 1995. The Company relocated to new offices within New York City in January, 1996, resulting in an increase in its rent expense for the quarter totaling $97,213. The Company believes the move was necessary to facilitate increasing staffing levels to achieve further growth. Secondly, general and administrative salaries, payroll taxes, and recruiting fees increased $164,116 in the second quarter of 1996 as compared to the same quarter in the prior year. These increases relate to the addition of personnel to support the Company's growth, as well as increases in compensation. Also, as a result of hiring additional personnel, postage, office supplies, and related office expenses have also increased. Finally, public relations, legal, accounting and other professional service fees have also increased in the second quarter of 1996 as compared to 1995.

     Depreciation and amortization expense increased 127%, to $46,183 in 1996 from $20,387 in 1995. The increase in 1996 is primarily attributable to amortization of leasehold improvements incurred to prepare the Company's new offices for occupancy and depreciation of office furniture and computer equipment purchased for additional personnel.

     Equity in net income of affiliate amounted to a gain of $998,227 in 1996 as compared to $298,534 in 1995. Equity in net income of affiliate directly relates to the realized and unrealized earnings and losses of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments, will vary significantly from period to period and may result in losses as well as income. No assurance can be given that the Company will record income from its investments in future periods.

     The Company's net income for the second quarter of 1996 totaled $652,196 as compared to a loss of $280,925 in same quarter of the prior year. No income taxes were provided due to the availability of net operating loss carryforwards. Net income per common and equivalent share for the quarter was $0.09, as compared to a loss per common and equivalent share of $0.06 in 1995.


Liquidity and Capital Resources

     As of June 30, 1996, the Company had working capital of $3,752,406 and cash and cash equivalents totaling $2,958,691. This represents a decrease in working capital of $1,712,786 and a decrease in cash and cash equivalents of $3,318,296 since December 31, 1995. In February, 1996, the Company redeemed $1,200,000 from its investment in an affiliate. In the second quarter of 1996, however, the Company repurchased, retired and canceled 250,000 shares of Common Stock, at a total cost of $2,453,335, as directed by the Board of Directors. Additionally, the Company decreased its accounts payable and accrued expenses by $934,460 during the first six months of 1996 and purchased property and equipment at a total cost of $257,197 during the same period.

     As of June 30, 1996, the total value of the Company's investment in the private investment fund was $5,594,686. This investment is available, subject to market fluctuations, to provide working capital to fund the Company's operations. The Company believes that further investments in the fund may be made from time to time because, to date, it has provided a significant return. However, no assurance can be given that the Company's investment will continue to generate the rate of return that it has historically generated. For the month of July, 1996, the value of investments held by the fund declined approximately 21% from the value on June 30, 1996.

     The Company believes that its cash, working capital and investments will be sufficient to fund its operations and capital requirements for the foreseeable future.

     As a result of the current levels of expenses, the operating losses incurred by the publishing operations, and the fluctuations in performance of the private investment funds, the Company anticipates that it will incur losses in its quarterly results in the near-term and from time to time thereafter. Additionally, the Company will incur significant expenses in the development of its on-line division and the launching of its new publication.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           PART II- OTHER INFORMATION


ITEM 4 - Submission of Matters to a Vote of Security Holders

     On June 19, 1996, the Company held the annual meeting of stockholders for the purpose of electing Mr. Robert Schmidt as a director of the Company for a term of three years and of adopting the 1996 Performance Equity Plan.

     The shares of Common Stock voted on the election of Mr. Schmidt were as follows: 5,383,470 shares were cast in favor of the election of Mr. Schmidt and 4,720 shares withheld authority to vote for Mr. Schmidt.

     The shares of Common Stock voted on the matter to approve the 1996 Performance Equity Plan were as follows:

 For              Against           Abstention                Broker Non-Votes
 ---------        -------           ----------                ----------------
 3,068,836        108,342           14,220                    2,196,792


ITEM 6 - Exhibits and reports on Form 8-K

(a)  Exhibits

     Financial Data Schedule June 30, 1996

(b) The Company did not file any reports on Form 8-K during the Quarter Ended June 30, 1996

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 14, 1996

                              INDIVIDUAL INVESTOR GROUP, INC.




                              By:  /s/ Jonathan L. Steinberg
                                   ----------------------------------
                                   Jonathan Steinberg, CEO and
                                   Chairman of the Board





                              By:  /s/ Scot A. Rosenblum
                                   ----------------------------------
                                   Scot Rosenblum, Vice President and
                                   Chief Financial officer





                              By:  /s/ Henry G. Clark
                                   ----------------------------------
                                   Henry G. Clark, Controller
                                   (Principal Accounting Officer)

                                    EXHIBIT INDEX

Exhibit No.                          Description                      Page
- -----------                          -----------                      ----

       27                Financial Data Schedule June 30, 1996         16