Form 10QSB
period 1996-09-30
INDIVIDUAL INVESTOR GROUP INC
filed 1996-11-12
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB
                                 -----------


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to _____________ Commission file number 1-10932


                         INDIVIDUAL INVESTOR GROUP, INC.
                Exact name of registrant as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1996, issuer had outstanding 6,106,452 shares of Common stock, $.01 par value per share.




                             EXHIBIT INDEX - Page 16
                               Page 1 of 17 pages

                        PART I - FINANCIAL INFORMATION

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                               September 30, 1996



                ASSETS
Current Assets:
  Cash and cash equivalents                                       $2,270,562
  Accounts receivable (net of allowances of $609,678)              1,801,338
  Prepaid expenses and other current assets                          504,382

                                                                 -----------
                Total current assets                               4,576,282
                                                                 -----------

  Deferred subscription expense                                    1,129,777
  Investment in affiliate (notes  2 and 3)                         4,820,839
  Property and equipment - net                                       648,560
  Other assets                                                       180,889

                                                                 -----------
                Total assets                                     $11,356,347
                                                                 ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                $1,065,410
  Accrued expenses                                                   617,456

                                                                 -----------
                Total current liabilities                          1,682,866
                                                                 -----------

Deferred subscription revenue                                      3,443,685

                                                                 -----------
                Total liabilities                                  5,126,551
                                                                 -----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value, authorized 2,000,000 shares         --
  Common stock, $.01 par value; authorized
     10,000,000 shares; issued  6,106,452                             61,065
  Additional paid-in capital                                      13,368,231
  Deficit                                                         (7,214,537)
  Unrealized gain on marketable securities                            15,037

                                                                 -----------
                Total stockholders' equity                         6,229,796
                                                                 -----------

                                                                 -----------
                Total liabilities and stockholders' equity       $11,356,347
                                                                 ===========



See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                                           --------------------------------       ---------------------------------
                                                               1996                1995                1996                1995
                                                           ------------       -------------       -------------       -------------
REVENUES:

  Circulation                                               $1,414,667          $1,032,686          $4,246,358          $2,874,248
  Advertising                                                1,420,708             615,771           3,322,695           1,731,926
  Investment management services (note 3)                      170,082              64,872             681,792             126,246
  Equity in net (loss) income of affiliate (note 2)           (773,847)             78,616            (481,890)            575,943
  List rental and other                                        305,788             339,799             976,258             832,156

                                                          -------------       -------------       -------------       -------------
  Total Revenues                                             2,537,398           2,131,744           8,745,213           6,140,519
                                                          -------------       -------------       -------------       -------------

OPERATING EXPENSES:

  Editorial, production and distribution                     1,672,335           1,178,744           4,490,848           3,033,692
  Promotion and selling                                      1,442,459             941,531           3,546,027           2,449,640
  General and administrative                                   955,427             485,286           2,757,863           1,466,845
  Depreciation and amortization                                 58,783              26,629             139,818              69,145

                                                          -------------       -------------       -------------       -------------
  Total Operating Expenses                                   4,129,004           2,632,190          10,934,556           7,019,322
                                                          -------------       -------------       -------------       -------------


                                                          -------------       -------------       -------------       -------------
Operating Loss                                              (1,591,606)           (500,446)         (2,189,343)           (878,803)
                                                          -------------       -------------       -------------       -------------

Interest and other income                                       27,333           1,005,113             155,744           1,031,328

                                                          -------------       -------------       -------------       -------------
Net (loss) income before income taxes                       (1,564,273)            504,667          (2,033,599)            152,525

Income taxes (note 7)                                            --                  --                  --                  --

                                                          =============       =============       ==============      =============
Net (loss) income                                          ($1,564,273)           $504,667          ($2,033,599)          $152,525
                                                          =============       =============       ==============      =============

Dividends paid                                                   --                  --                  --                  --

(Loss) earnings per common and equivalent share:
  Primary                                                       ($0.26)              $0.09               ($0.33)             $0.03
                                                          -------------       -------------       --------------      -------------
  Fully diluted                                                 ($0.26)              $0.09               ($0.33)             $0.03
                                                          -------------       -------------       --------------      -------------

Weighted average number of common and equivalent
shares outstanding during the period
  Primary                                                    6,091,412           7,136,796            6,222,870          4,678,706
                                                          -------------       -------------       --------------      -------------
  Fully diluted                                              6,091,412           7,136,796            6,222,870          4,678,706
                                                          -------------       -------------       --------------      -------------




See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                    Nine Months Ended September 30,
                                                                                ---------------------------------------
                                                                                     1996                   1995
                                                                                ---------------        ----------------
 Cash flows from operating activities:
 Net (loss) income                                                                ($2,033,599)              $152,525
 Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
   Depreciation and amortization                                                      139,818                 69,145
   Gain on sale of marketable security                                                  --                  (995,019)
   Changes in operating assets and liabilities:
    Decrease (increase) in:
     Accounts receivable                                                             (311,384)              (465,005)
     Prepaid expenses and other current assets                                       (267,639)              (212,553)
     Deferred subscription expense                                                    166,829               (664,619)
    Increase (decrease) in:
     Accounts payable and accrued expenses                                           (840,589)               (66,827)
     Deferred subscription revenue                                                     69,429                970,026

                                                                                ---------------       -----------------
    Net cash used in operating activities                                          (3,077,135)            (1,212,327)
                                                                                ---------------       -----------------


  Cash flows from investing activities:
   Purchase of property and equipment                                                (390,808)               (95,301)
   Proceeds from sale of marketable security                                            --                 1,394,211
   Decrease (increase) in investment in affiliate                                   1,681,890             (1,003,943)
   Increase in other assets                                                             --                    (1,360)

                                                                                ---------------       -----------------
    Net cash provided by investing activities                                       1,291,082                293,607
                                                                                ---------------       -----------------


  Cash flows from financing activities:
   Proceeds from exercise of warrants and options-net                                 233,293                119,611
   Repurchase of Common Stock                                                      (2,453,665)                 --

                                                                                ---------------       -----------------
    Net cash (used in) provided by financing activities                            (2,220,372)               119,611
                                                                                ---------------       -----------------


  Net decrease in cash and cash equivalents                                        (4,006,425)              (799,109)

  Cash and cash equivalents, beginning of period                                    6,276,987              1,677,497

                                                                                ===============       =================
  Cash and cash equivalents, end of period                                         $2,270,562               $878,388
                                                                                ===============       =================




  See Notes to Consolidated Condensed Financial Statements

            INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

1.       BASIS OF PRESENTATION
         ---------------------

                  The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB.

                  Reclassifications. Equity in net (loss) income of affiliate for the three and nine months ended September 30, 1996 has been recorded in operating revenues to reflect such earnings and losses as part of the Company's core operations. The equity in income of affiliate for the periods ended September 30, 1995 have been reclassified to conform with the current period presentation.

2.       INVESTMENT IN AFFILIATE
         -----------------------

                  The Company, through a wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), serves as general partner of (and investor in) a domestic private investment fund for accredited investors, whereby it makes investment decisions for the fund. The value of the Company's investment in the fund decreased from $6,502,729 at December 31, 1995 to $4,820,839 at September 30, 1996. This decrease resulted from net losses on the Company's investment in the fund and from a withdrawal of $1,200,000 by the Company in February 1996. For the month of October 1996, the value of investments held by the fund declined by approximately 15%. Selected unaudited financial information for the affiliate as of September 30, 1996 and for the nine months then ended is as follows:

              Assets (at fair value)                      $     80,040,359
              Liabilities                                       21,913,492
              Partners' Capital                                 58,126,867

              Net loss for the fund                       ($     4,184,596)

3.       INVESTMENT MANAGEMENT AND CONSULTING SERVICES
         ---------------------------------------------

                  The Company,  through WTCM and its  majority-owned  affiliate,
         WisdomTree  Capital  Advisors,   LLC,  provides  investment  management
         services to the domestic fund referred to in note 2, and to an offshore private investment fund for accredited investors, which commenced operations in January, 1996. The Company has no investment in the offshore fund. The Company is entitled to receive a management fee equal to 1/4 of 1% of the net asset value of the domestic fund, calculated as of the last business day of each quarter, and a management fee equal to 1/8 of 1% of the net asset value of the offshore fund, calculated monthly. Total management fees for the nine months ended September 30, 1996 totaled $487,495, as compared to $126,246 in 1995.

                   WTCM is also entitled to receive a special allocation equal to 20% of the net income, if any, of the funds (not including income earned on its own investment), subject to certain limitations, calculated at year end, which is December 31st for the domestic fund and June 30th for the offshore fund. The profit incentive received from the offshore fund for the fiscal period ended June 30, 1996 totaled $150,297.

                  Total equity and assets under management by the Company as of September 30, 1996 for both the domestic and offshore funds totaled approximately $66 million and $88 million, respectively.

                  The  Company,  through  its  wholly  owned  subsidiary,   I.I.
         Strategic Consultants, Inc., also earned $44,000 in the first nine months of 1996 providing consulting services to a sponsor of a unit investment trust.

4.       STOCK OPTIONS
         -------------

                  During the nine months ended September 30, 1996, the Company granted 459,000 options to purchase the Company's common stock, 53,093 options were exercised (providing proceeds of $233,293) and 74,606 options were canceled. Of the total granted, 329,000 options were granted under the Company's stock option plans and 130,000 were granted outside the Company's stock option plans. All options granted in 1996 expire at various dates through September, 2006.

5.       RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------

                  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of disclosure provisions for fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions after December 15, 1995. This statement defines a fair value method of accounting for the issuance of stock options and other equity instruments. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company has determined that it will continue to apply the measurement and recognition provisions of APB Opinion 25 and related interpretations in accounting for issuance of employee stock options. The impact of adopting this statement for non-employee transactions has not had a material impact on the Company's results of operations or financial position.

6.       REPURCHASE OF COMMON STOCK
         --------------------------

                  The Company, at the direction of its Board of Directors, repurchased 250,000 shares of Common Stock on the open market, at a total cost of $2,453,665, in the second quarter of 1996. The Company has retired and canceled these shares and 31,822 shares of Common Stock previously held as Treasury shares. The cost of repurchased shares in excess of par value has been charged to additional paid-in capital.

7.       INCOME TAXES
         ------------

                     Due to the net loss for the three and nine month periods ended September 30, 1996, no income taxes were provided. Income before income taxes for the nine months ended September 30, 1995 was $152,525. Due to the availability of net operating loss carryforwards, no tax was provided on such earnings.

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

Nine Months Ended September 30, 1996 as Compared to the Nine Months Ended September 30, 1995

         Total revenues increased 42%, to $8,745,213 for the nine months ended September 30, 1996, as compared to $6,140,519 for the nine months ended September 30, 1995.

         The Company's circulation revenues increased 48%, to $4,246,358 for the nine months ended September 30, 1996, as compared to $2,874,248 in 1995. Subscription revenues for the Company's flagship magazine, Individual Investor, increased 40%, while newsstand revenues for the magazine increased by 134%. Paid circulation for Individual Investor has increased 79%, to approximately 360,000 compared to 201,000 in 1995. At the same time, subscription revenues for the Company's newsletter, Special Situations Report, increased 49%. Management attributes the increases in circulation of Individual Investor to the redesign of the magazine in the second quarter of 1995, as well as to promotional efforts, including direct mail, television campaigns and outside agencies. Subscription revenues for Special Situations Report have increased in part from add-on sales from Individual Investor television campaign promotions. It is anticipated that subscription revenues for Special Situations Report will decline in the near term as television campaigns have been reduced.

         Advertising revenues increased 92%, to $3,322,695 for the nine months ended September 30, 1996, as compared to $1,731,926 in 1995. This is a result of both a greater number of advertising pages sold and increased advertising rates per page. As a result of the recent increase in paid circulation, effective June 1996 the Company increased its advertising rates per page by approximately 43%, and is introducing an additional rate increase of approximately 40% in November 1996. Management anticipates further near term advertising revenue growth as rates per page and the number of advertising pages sold continue to increase, and with the launch of the Company's new publication, Ticker, in October 1996. Ticker, with a controlled circulation of 75,000 brokers and financial advisers, has already sold advertising space to a number of leading advertisers. In addition, management expects to continue to attract higher margin consumer advertisers.

         Investment management services revenues were $681,792 for the nine months ended September 30, 1996, as compared to $126,246 in 1995. This increase is the result of a greater asset base to which the Company provides management services, including a new fund, WisdomTree Offshore, LTD, which commenced operations in January 1996. The Company also earned a profit incentive totaling $150,297 based on the income earned by WisdomTree Offshore, LTD for the period ended June 30, 1996. Additionally, the Company, through its wholly owned subsidiary, I.I. Strategic Consultants, Inc., earned consulting services revenues of $44,000 in the first nine months of 1996. Management anticipates future growth of the asset base to which it provides consulting services and the resultant revenue derived therefrom, although no assurance can be given that the asset base will continue to grow since market conditions may influence the decision of investors to commit additional funds for management.

         Equity in net loss of affiliate totaled $481,890 in the first nine months of 1996 as compared to net income of $575,943 in 1995. Equity in net income (loss) of affiliate directly relates to the realized and unrealized earnings of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments, will vary significantly from period to period and may result in losses as well as income. No assurance can be given that the Company will record income from its investments in future periods.

         List rental and other revenues increased 17%, to $976,258 in the nine months ended September 30, 1996 as compared to $832,156 in 1995. For the first nine months of 1996, list rental revenue totaled $807,240, as compared to $412,367 in 1995. The 96% increase in list rental revenue is attributable to increased demand for rental of the Company's subscriber lists, as well as the greater number of subscribers on the lists. If the Company's efforts to promote circulation growth for its publications are successful, management anticipates accompanying growth in list rental revenues. Revenue earned in the nine months ended September 30, 1995 also includes $275,060 from the Company's telemarketing subsidiary, Advanced Marketing Ventures ("AMV"). Late in 1995, however, the Company ceased operations of this subsidiary. Therefore, there are no telemarketing revenues in 1996.

          Total operating expenses increased 56%, to $10,934,556 in the nine months ended September 30, 1996 as compared to $7,019,322 in 1995.

         Editorial, production and distribution expenses increased 48%, to $4,490,848 in 1996 from $3,033,692 in 1995. Printing costs for Individual Investor have increased 47% in the first nine months of 1996 as compared to the same period in 1995. The magazine was printed on inexpensive newsprint in the first four months of 1995, prior to its redesign; it has been printed on glossy high quality paper stock for every month since May 1995. As the redesign has resulted in rapid circulation growth, fulfillment and distribution costs have increased 23% and 57%, respectively. The Company has also incurred expenses totaling $174,274 in the first nine months of 1996 related to the establishment of an on-line services division. Management anticipates significant increased expenses for the on-line division as development continues. While additional investment is necessary to complete its development and launch, this will occur in a controlled and conservative manner to achieve the Company's ultimate goal of profits. In addition, editorial, production and distribution salaries have increased related to the addition of personnel. Staffing levels have been increased to aid growth in the Company's current publications as well as to develop Ticker, that began circulation in October 1996.

         Promotion and selling expenses increased 45%, to $3,546,027 in the first nine months of 1996 from $2,449,640 in 1995. Advertising salaries and commissions have increased 133% as a result of higher revenues and new sales personnel added in 1996 in an attempt to further increase advertising revenues, and to develop advertising for the Company's new publication that was launched in October 1996. Additionally, there have been corresponding increases in advertising travel, promotion, research and sales aids.

         General and administrative expenses increased 88%, to $2,757,863 in the first nine months of 1996 as compared to $1,466,845 in 1995. The Company relocated to new offices within New York City in January, 1996, resulting in an increase in its rent expense totaling $282,609. The Company believes the move was necessary to facilitate increasing staffing levels to achieve further growth. Secondly, general and administrative salaries, payroll taxes and recruiting fees increased $469,549 in the nine months ended September 30, 1996 as compared to 1995. These increases related to the addition of personnel to support the Company's growth, as well as increases in compensation. Also, as a result of hiring additional personnel, postage, office supplies and related office expenses have increased. Finally, public relations, legal, accounting and other professional service fees have also increased in the nine months ended September 30, 1996 as compared to 1995.

         Depreciation and amortization expense increased 102%, to $139,818 in 1996 from $69,145 in 1995. The increase in 1996 is primarily attributable to amortization of leasehold improvements incurred to prepare the Company's new offices for occupancy and depreciation of office furniture and computer equipment purchased for additional personnel.

         Interest and other income decreased to $155,744 in 1996 from $1,031,328 in 1995. This is primarily due to a gain realized in 1995 on the sale of the Company's interest in a marketable security.

         The Company's net loss for the first nine months of 1996 totaled $2,033,599 as compared to net income of $152,525 for the same period of the prior year. No income taxes were provided in 1995 due to the availability of net operating loss carryforwards. The loss per common and equivalent share for the nine months was $0.33 as compared to earnings per common and equivalent share of $0.03 in 1995.

Quarter Ended September 30, 1996 as Compared to the Quarter Ended September 30, 1995

         Total revenues increased 19%, to $2,537,398 for the quarter ended September 30, 1996, as compared to $2,131,744 for the quarter ended September 30, 1995.

         The Company's circulation revenues increased 37%, to $1,414,667 for the quarter ended September 30, 1996, as compared to $1,032,686 in 1995. Subscription revenues for the Company's flagship magazine, Individual Investor, increased 22% while newsstand revenues for the magazine increased by 94%, to $157,960. At the same time, subscription revenues for the Company's newsletter, Special Situations Report, increased 63%. Management attributes the increases in circulation of Individual Investor to the redesign of the magazine in the second quarter of 1995, and to promotional efforts.

         Advertising revenues increased 131%, to $1,420,708 in 1996 from $615,771 in 1995. This is a result of both a greater number of advertising pages sold and increased advertising rates per page.

As a result of the recent increase in paid circulation, effective June 1996 the Company increased its advertising rates per page by approximately 43%, and is introducing an additional rate increase of approximately 40% in November 1996. Management anticipates further advertising revenue growth as rates per page and the number of advertising pages sold continue to increase, and with the launch of the Company's new publication, Ticker, in October 1996. Ticker, with a controlled circulation of 75,000 brokers and financial advisers, has already sold advertising space to a number of leading advertisers. In addition, management expects to continue to attract higher margin consumer advertisers.

         Investment management services revenues were $170,082 for the quarter ended September 30, 1996, as compared to $64,872 for the quarter ended September 30, 1995. This increase is the result of a greater asset base to which the Company provides management services, including a new fund, WisdomTree Offshore, LTD, which commenced operations in January 1996. Management anticipates future growth of the asset base for which it provides services and the resultant revenue derived therefrom, although no assurance can be given that the asset base will continue to grow since market conditions may influence the decision of investors to commit additional funds for management. Management also anticipates providing further consulting services through its subsidiary, I.I. Strategic Consultants, Inc.

         Equity in net (loss) income of affiliate amounted to a loss of $773,847 in 1996 as compared to earnings of $78,616 in 1995. Equity in net (loss) income of affiliate directly relates to the realized and unrealized earnings and losses of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments, will vary significantly from period to period and may result in losses as well as income. No assurance can be given that the Company will record income from its investments in future periods.

         List rental and other revenues declined 10%, to $305,788 for the quarter ended September 30, 1996 from $339,799 in the third quarter of 1995. Revenue earned in 1995 includes $72,150 from the Company's telemarketing subsidiary, Advanced Marketing Ventures ("AMV"). Late in 1995, however, the Company ceased operations of this subsidiary. Therefore, in the third quarter of 1996, there were no telemarketing revenues. For the third quarter of 1996, list rental revenue totaled $236,962, as compared to $197,498 in the third quarter of 1995. The 20% increase in list rental revenue is attributable to increased demand for rental of the Company's subscriber lists, as well as the increased size of the lists. If the Company's efforts to promote circulation growth for its publications are successful, management anticipates accompanying growth in list rental revenues.

         Total operating expenses increased 57%, to $4,129,004 for the quarter ended September 30, 1996 as compared to $2,632,190 in 1995.

         Editorial, production and distribution expenses increased 42%, to $1,672,335 in 1996 from $1,178,744 in 1995. As a result of the greater circulation, printing, paper, fulfillment and distribution costs have increased. During the 1996 period, the Company has also added personnel to accommodate further growth of its existing publications, the launching of a new publication in October 1996 and incurred expenses totaling $126,062 relating to the development of an on-line business information product. Management anticipates significant increased expenses as it continues development of its on-line business.

         Promotion and selling expenses increased 53%, to $1,442,459 in the third quarter of 1996 from $941,531 in 1995. Advertising salaries, commissions and related expenses have increased 180% in the third quarter of 1996 as compared to 1995, as a result of higher revenues and new sales personnel added in 1996 in an attempt to further increase advertising revenues, and to develop advertising for the Company's new publication that was launched in October 1996. Additionally, there have been corresponding increases in advertising travel, promotion, research and sales aids.

         General and administrative expenses increased 97%, to $955,427 in the third quarter of 1996 as compared to $485,286 in 1995. The Company relocated to new offices within New York City in January, 1996, resulting in an increase in its rent expense for the quarter totaling $94,692. The Company believes the move was necessary to facilitate increasing staffing levels to achieve further growth. Secondly, general and administrative salaries, payroll taxes, and recruiting fees increased $197,962 in the third quarter of 1996 as compared to the same quarter in the prior year. These increases relate to the addition of personnel to support the Company's growth, as well as increases in compensation. As a result of hiring additional personnel, postage, office supplies, and related office expenses have also increased. Finally, public relations, legal, accounting and other professional service fees have also increased in the third quarter of 1996 as compared to 1995.

         Depreciation and amortization expense increased 121%, to $58,783 in 1996 from $26,629 in 1995. The increase in 1996 is primarily attributable to amortization of leasehold improvements incurred to prepare the Company's new offices for occupancy and depreciation of office furniture and computer equipment purchased for additional personnel.

         Interest and other income decreased to $27,333 in 1996 from $1,005,113 in 1995. This is primarily due to a gain realized in 1995 on the sale of the Company's interest in a marketable security.

         The Company's net loss for the third quarter of 1996 totaled $1,564,273 as compared to net income of $504,667 in same quarter of the prior year. No income taxes were provided for in 1995 due to the availability of net operating loss carryforwards. Net loss per common and equivalent share for the quarter was $0.26, as compared to net earnings per common and equivalent share of $0.09 in 1995.

Liquidity and Capital Resources

         As of September 30, 1996, the Company had working capital of $2,893,416 and cash and cash equivalents totaling $2,270,562. This represents a decrease in working capital of $2,571,776 and a decrease in cash and cash equivalents of $4,006,425 since December 31, 1995. In February, 1996, the Company redeemed $1,200,000 from its investment in an affiliate. In the second quarter of 1996, however, the Company repurchased, retired and canceled 250,000 shares of Common Stock, at a total cost of $2,453,665, as directed by the Board of Directors. Additionally, the Company decreased its accounts payable and accrued expenses by $840,589 during the first nine months of 1996 and purchased property and equipment at a total cost of $390,808 during the same period.

         As of September 30, 1996, the total value of the Company's investment in the private investment fund was $4,820,839. This investment is available, subject to market fluctuations, to provide working capital to fund the Company's operations. The Company believes that further investments in the fund may be made from time to time because, to date, it has provided a significant return. However, no assurance can be given that the Company's investment will continue to generate the rate of return that it has historically generated. For the month of October 1996, the value of investments held by the fund declined approximately 15% from the value on September 30, 1996.

         The Company will incur significant expenses in the development of its on-line division, which are expected to be funded by the Company's working capital. The Company believes that its cash, working capital and investments will be sufficient to fund its operations and capital requirements for the foreseeable future.

         In November 1996, the Company adopted a compensation plan for its executive officers and other employees. Under the plan, the executive officers and employees will participate in a bonus program under which one half of the special allocation that the Company's subsidiary receives as portfolio manager for the domestic and offshore funds (see Note 3) will be distributed to such participants.


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

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           PART II- OTHER INFORMATION



         ITEM 6 - Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Financial Data Schedule September 30, 1996

                  (b)      The Company did not file any reports
                                 on Form 8-K during the Quarter Ended
                                 September 30, 1996

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 12, 1996

                                    INDIVIDUAL INVESTOR GROUP, INC.




                                    By:       /s/ Jonathan L. Steinberg
                                            ------------------------------
                                            Jonathan Steinberg, CEO and
                                            Chairman of the Board





                                    By:       /s/ Scot A. Rosenblum
                                            ------------------------------
                                            Scot Rosenblum, Vice President and
                                            Chief Financial officer





                                    By:       /s/ Henry G. Clark
                                            ------------------------------
                                            Henry G. Clark, Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description                           Page
-----------                         -----------                           ----
        27           Financial Data Schedule September 30, 1996            17