Form 10KSB
period 1996-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 1997-03-27
CIK 880631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|X| Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 (Fee required) For the fiscal year ended:  December 31, 1996
___ Transition  report under Section 13 or 15(d) of the Securities  Exchange Act
    of   1934   (No   fee   required)   For   the   transition    period   from
    ___________to___________

                         Commission file number: 1-10932
                         INDIVIDUAL INVESTOR GROUP, INC.
                 (Name of Small Business Issuer in its Charter)
             Delaware                                            13-3487784
 (State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                  1633 Broadway, 38th Floor, New York, NY 10019
               (Address of Principal Executive Offices) (Zip Code)
         Issuer's Telephone Number, Including Area Code: (212) 843-2777

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act: Common Stock

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No__

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most recent fiscal year : $13,044,111.

     As of March 7, 1997, the aggregate market value of the Registrant's Common Stock (based on the average bid and asked quotations of the Common Stock on that date on NASDAQ) held by non-affiliates of the Registrant, was approximately $27,578,383.

     As of March 7, 1997, 6,161,869 shares of the Common Stock of the Registrant were outstanding.

     Transitional Small Business Disclosure Format Yes__ No X

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required in Part III by items 9, 10, 11 and 12 is incorporated by reference to the Registrant's Proxy Statement in connection with the Annual Meeting of Stockholders to be held June 18, 1997, which will be filed by the Registrant within 120 days after the close of its fiscal year.

                             EXHIBIT INDEX - Page 31
                               Page 1 of 39 Pages

                                     PART I
ITEM 1.  BUSINESS

     Individual Investor Group, Inc. and subsidiaries (the "Company") are primarily engaged in the financial information services business. Through Individual Investor Holdings, Inc., a wholly-owned subsidiary, the Company produces and markets publications which focus on market and financial information, including Individual Investor magazine, Ticker magazine, and Individual Investor's Special Situations Report newsletter.

     The Company is also substantially involved in the business of providing investment management services. The Company's wholly-owned subsidiary, WisdomTree Capital Management, Inc., is the General Partner of WisdomTree Associates, L.P., a domestic private limited partnership, and the Investment Manager of WisdomTree Offshore, Ltd., an offshore private investment company. Another of the Company's wholly-owned subsidiaries, I.I. Strategic Consultants, Inc., is a portfolio consultant to a unit investment trust sponsor.

FINANCIAL INFORMATION SERVICES

Individual Investor Magazine

     The Company's lead publication is Individual Investor, a monthly personal finance magazine printed in a magazine format and distributed primarily by second class mail to subscribers and, to a lesser extent, through newsstand sales. Individual Investor's primary editorial focus is highlighting specific investment opportunities in public companies, with an emphasis in the small-cap U.S. market, and mutual funds.

     Individual Investor has been published on a regular basis since November 1981. The magazine was substantially redesigned in 1995 and is printed on a glossy, coated paper stock, and has a basic annual subscription rate of $22.95. Individual Investor had total circulation of over 425,000 in March 1997, comprised of paid subscribers and newsstand distribution, as compared to total circulation of over 300,000 in March 1996. Individual Investor's revenues from advertising, circulation, and list rental aggregated $10,507,606, which is 81% of the Company's total revenues for the year ended December 31, 1996.

Ticker Magazine

     In October 1996, the Company launched a new publication, Ticker magazine, which is currently distributed without charge to a controlled circulation of 75,000 brokers, financial advisors and financial industry managers. Ticker specializes in providing investment professionals with information to help increase their business, assist in their management, and provide improved results for their clients. Ticker provides articles on stocks, bonds, and mutual funds, and features selected analysts and research specialists.

     Ticker was launched as a bi-monthly publication, with its first two issues mailed in October and December 1996. In February 1997 Ticker commenced publication on a monthly basis. Ticker's revenues from advertising totaled $340,373 for the year ended December 31, 1996.

Individual Investor's Special Situations Report Newsletter

     Individual Investor's Special Situations Report is a monthly, twelve-page newsletter that is mailed first class to subscribers. Each issue of Special
Situations Report supplies the subscriber with one new stock investment recommendation. This focused research report discusses details of the featured company's operating history, future plans, management, and specific financial projections. In addition, each issue of Special Situations Report covers recent developments of previously recommended companies, and gives updated buy, hold and sell recommendations on the stock of such companies.

     Special Situations Report was developed by the Company and launched in December 1989. Special Situations Report had approximately 12,000 paid subscribers in March 1997, as compared to 18,200 in March 1996. The basic annual subscription rate is $165. Circulation revenues for Special Situations Report for 1996 were $1,340,502 as compared to $837,875 in 1995.

Circulation and Marketing

     Circulation revenues for all publications accounted for approximately 43% of the revenues of the Company for the year ended December 31, 1996. Circulation revenues for 1996 were $5,611,099 as compared to $3,874,987 in 1995.

     The Company obtains subscriptions for Individual Investor through the use of leading subscription agencies, such as American Family Publishers and CAP Systems (airline frequent flyer promotions), as well as smaller agencies. Subscription agencies solicit on behalf of a limited number of publications, which compete against each other to be chosen to participate in the solicitation drive of the subscription agency. To a lesser degree the Company solicits subscriptions for Individual Investor through direct mail marketing promotions, and promotional campaigns on nationwide cable television (primarily on CNBC) and on radio.

     Individual Investor is distributed for sale on newsstands ("single copy sales") throughout the United States by Curtis Circulation, a leading distributor. Single copy sales of Individual Investor accounted for approximately 5% of the revenues of the Company for the year ended December 31, 1996. The Company is continuing to expand Individual Investor's newsstand presence and nationwide sales distribution. As of March 1997, monthly paid single copy sales were approximately 50,000 copies, as compared to approximately 30,000 in March 1996.

     Special Situations Report is sold only by subscription. The Company uses targeted direct mail solicitation to promote Special Situations Report and cross-markets this higher priced publication to the Individual Investor subscriber base.

     The Company plans to increase circulation of its publications through continued promotional campaigns involving subscription agencies, increased newsstand distribution, and other direct marketing strategies.

Advertising

     Advertising revenues from Individual Investor and Ticker accounted for 42% of the Company's total revenues for the year ended December 31, 1996. Individual Investor's advertising pages increased 13% in 1996. Total advertising revenues were $5,488,157 for 1996 as compared to $2,440,462 in 1995.

     Advertising sales efforts are performed by the Company's employees and by independent sales representatives located strategically around the United States. Advertising revenues are derived primarily from three different types of advertisers: (1) financial service companies, including brokerage firms, mutual funds, and companies providing investment-oriented and insurance products; (2) consumer advertisers, including marketers of luxury products, automobiles, computer-related products, and travel, and; (3) public companies interested in attracting the publications' readers as investors.

     The Company believes that the primary factors for advertising revenue and total advertising page increases are: (1) the increased visibility of Individual Investor due to its 1995 redesign and the substantial increase in circulation as described above, (2) intensified marketing and sales efforts, and (3) intensified sales of corporate communications. Audited research illustrates that the Individual Investor readership has the following desirable demographic characteristics: (1) financially sophisticated individuals with a substantial net worth, (2) several years' investing experience, and (3) a significant investment portfolio.

List Rental Revenue

     The Company earned 9% of its revenues from list rentals for the year ended December 31, 1996. The Company uses the services of an independent list management agent that actively promotes the rental of the Company's subscriber lists. If the Company continues to increase its subscriber base, it expects that list rental revenue will continue to increase.

Competition

     Individual Investor competes against other publications for both subscribers and national advertisers in the financial and consumer categories. The circulation of the Company's publications and its revenues from circulation are smaller than the circulation and revenues of most of its major competitors. Some of the publications that compete in the category of retail investing are Money, Changing Times, Smart Money, FW, Worth, Barron's, and Value Line Investment Survey. In addition to these publications, Individual Investor competes with publications with a broader editorial focus within the spectrum of market and financial information, such as The Wall Street Journal, Forbes, Business Week, and Fortune. In addition, the Company competes with research reports, newsletters, and other publications issued by financial investment houses and independent publishers.

Production and Operations

     Substantially all research and analysis is done by in-house research and editorial staff. After the editorial content of the Company's publications is determined, the articles are assigned to either in-house writers and researchers or freelance writers. The financial tables included in the Company's publications are provided by various vendors. The Company selects independent printers based on their production quality and competitive costs and services for printing, paper and binding.

     The Company uses an outside fulfillment service to manage its subscriber files. The service includes receiving subscription orders and payments, sending renewal and invoice notices to subscribers, and generating subscriber labels and monthly circulation reports. List management and newsstand distribution services are provided by outside agents and distributors.
                                       4

INVESTMENT MANAGEMENT SERVICES

     Investment management services revenues were $937,406 for the year ended December 31, 1996, as compared to $4,467,142 in 1995.

WisdomTree Capital Management, Inc.

     The Company's wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), is the General Partner of a domestic private limited partnership known as WisdomTree Associates, L.P. ("WTA"), and is the Investment Manager of an offshore private investment fund known as WisdomTree Offshore, Ltd. ("WTOL"), which commenced operations in January 1996. The funds specialize in investing in securities of relatively small U.S. public companies, the securities of which tend to trade with high levels of volatility.

     WTCM is entitled to receive a special profit allocation equal to 20% of the net income, if any, of the funds (not including income earned on its own investment), subject to certain limitations, calculated at year end, which is December 31st for WTA and June 30th for WTOL. The total special profit allocations received from WTA and WTOL for 1996 were $225,405, as compared to $4,235,624 in 1995.

     WTCM is also entitled to receive management fees equal to 1/4 of 1% of the net asset value of WTA, calculated as of the last business day of each quarter, and equal to 1/8 of 1% of the net asset value of WTOL, calculated monthly. Total management fees for the year ended December 31, 1996 totaled $668,001, as compared to $231,518 in 1995. In the fourth quarter of 1996, the Company formed another wholly-owned subsidiary, WisdomTree Administration, Inc., to provide administrative services relating to the services provided by WTCM, which commenced receiving the management fees described above effective October 1, 1996.

I.I. Strategic Consultants, Inc.

     Another wholly-owned subsidiary of the Company, I.I. Strategic Consultants, Inc., provides portfolio consultant services to a sponsor and distributor of unit investment trusts respecting three of that sponsor's trusts, two of which are marketed under the Company's proprietary America's Fastest Growing Companies service mark.

BUSINESS DEVELOPMENT

II Online

     The Company is in the process of developing a web site for Internet users, II Online, designed to provide investing information and analysis for individual investors. Drawing on the editorial strength of the Company's publications and taking advantage of the growth of the Internet, II Online is expected to provide expansive, timely, user-friendly financial information and enable interaction between the Company's community of readers, analysts, writers, and profiled companies.

Other Plans

     The Company's business strategy is to continue to increase the subscriber base of Individual Investor and Special Situations Report, and to increase the controlled circulation of Ticker. The increased circulation is expected to contribute to growth in most of the Company's primary revenue sources. The

Company may also develop or acquire other publications and services with a complementary focus to its current publications. In addition, the Company continually evaluates its business segments and will consider a wide range of transactions, business combinations, restructurings and/or other means of achieving increased shareholder value.

Discontinued Operations

         In January 1996, the Company discontinued the operations of its California based wholly-owned subsidiary, Advanced Marketing Ventures, Inc. This subsidiary had been engaged in telemarketing. The Company now conducts telemarketing activities from the Company's offices in New York.

EMPLOYEES

     On March 7, 1997, the Company employed 70 persons on a full-time basis: 3 executive officers, 14 salespersons for advertising, 18 researchers/ writers and editors, 7 art/ production employees, 3 employees who oversee circulation, 4 employees in the investment management business, 3 employees in online services and 18 administrative, accounting, legal and support personnel. In addition, the Company utilizes varying numbers of freelance writers and interns. The Company also uses the services of outside advertising sales representatives and a newsstand distribution consultant. None of the Company's employees are represented by a labor union. The Company believes that its employee relations, as well as its relations with consultants and independent contractors, are good.

INTELLECTUAL PROPERTY

     The Company is somewhat dependent on the use of service marks in its operations, particularly the names of its two magazines: "Individual Investor" and "Ticker". In 1992, the Company obtained a perpetual license from the American Association of Individual Investors, which owns the service mark "The Individual Investor," to use the name "Individual Investor". The Company has a pending application in the United States Patent and Trademark Office to register "Ticker" as a service mark.

     In 1989 the Company acquired a service mark for "America's Fastest Growing Companies", which has now become incontestable. This mark is used by the Company for various purposes including, but not limited to, as a mark licensed to an investment trust sponsor which currently markets two trusts under this service mark.

ITEM 2.  PROPERTIES

     The Company's primary offices are located in 28,000 square feet of leased office space at 1633 Broadway in New York, New York. The lease term expires March 30, 1999 and provides for an aggregate annual rent of $544,000 plus real estate tax escalation costs. The Company also leases 800 square feet of office space in San Francisco for advertising sales personnel. This lease expires on July 31, 1997. The Company believes its present offices are adequate for their purpose and will be for the foreseeable future. If the lease in San Francisco is not extended beyond July 1997, the Company believes that alternative space will be readily available.

     The Company is also party to a lease of 10,000 square feet for the Company's former primary office space, which expires March 1, 2005, and provides for an aggregate annual rent over the term ranging from $155,000 to $210,000 plus real estate tax escalation costs. This space was sublet effective February 1996 on terms which are co-terminus with the prime lease and pursuant to which sublease the Company recovers substantially all of the payments due under the prime lease.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

     On December 9, 1996 the Company's Common Stock commenced trading on The Nasdaq National Market under the symbol INDI. Until that time, the Company's Common Stock had been quoted on the Nasdaq SmallCap Market and the Boston Stock Exchange since the Company's initial public offering on December 4, 1991, with the Nasdaq SmallCap Market being the principal trading market for the Company's securities.

     The table below sets forth for the periods indicated the high and low bid quotation for the Company's Common Stock on the Nasdaq SmallCap Market and The Nasdaq National Market.

     1995                        Low            High
     ----                        ---            ----

     First Quarter            $ 3-3/4        $ 5-9/16
     Second Quarter             4-7/16         5-5/16
     Third Quarter              5-5/16         6-1/8
     Fourth Quarter             4-1/8          6-5/8

     1996
     ----

     First Quarter            $ 5-3/8        $ 7
     Second Quarter             5-7/8          13-1/2
     Third Quarter              6-3/4          10-1/4
     Fourth Quarter             6-3/4          8-1/2

     These amounts represent quotations between dealers in securities, do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. On March 7, 1997, the last sale price for the Common Stock as reported by Nasdaq was $7.00.

Holders

     On March 7, 1997, there were 70 holders of record of the Company's Common Stock. The Company believes that there are in excess of 1,400 beneficial owners of the Company's Common Stock.

Dividends

     To date, the Company has not paid any dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the forseeable future, but instead intends to retain all earnings for use in the Company's business.

Unregistered Securities Sales

-----------------------------------------------------------------------------------------------------------------------------------
Date of  Title of security     Number    Consideration received and    Exemption     If option, warrant or convertible
sale                            Sold     description of underwriting   from          security, terms of exercise or
                                         or other discounts to market  registration  conversion
                                         price afforded to purchasers  claimed
-----------------------------------------------------------------------------------------------------------------------------------
1/96-    option to purchase    772,100   options granted - no          Section 4(2)  vesting over a period of three to five
12/96    common stock                    consideration received by                   years from date of grant, subject to
         granted to                      Company until exercise                      certain conditions of continued service;
         employees, directors                                                        exercisable for a period lasting ten years
         and consultants                                                             from date of grant at exercise prices
                                                                                     ranging from $4.38 to $11.88
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995

     Total revenues decreased 2%, to $13,044,111 for the year ended December 31, 1996, as compared to $13,254,857 for the year ended December 31, 1995.

     Circulation revenues increased 45%, to $5,611,099 for the year ended December 31, 1996, as compared to $3,874,987 in 1995. Subscription revenues for the Company's flagship magazine, Individual Investor, increased 28%, while newsstand revenues for the magazine increased by 169%. At the same time, subscription revenues for the Company's newsletter, Special Situations Report, increased 60%. Management attributes the increases in circulation of Individual Investor to the redesign of the magazine in the second quarter of 1995, as well as to promotional efforts, including direct mail, television campaigns, newsstand sales and agency sources. Subscription revenues for Special Situations Report have increased in part from add-on sales from Individual Investor television campaign promotions. It is anticipated that subscription revenues for Individual Investor and Special Situations Report will decline in the near term as direct mail and television campaigns have been reduced in favor of other sources for subscribers that will provide for continuing numbers of new subscribers with lower marketing expenses but less subscription revenue. As of March 1997, Special Situations Report had approximately 12,000 paid subscribers as compared to 18,200 in March 1996. This decrease is a direct result of the reduction of television campaign promotions. However, the decrease is not expected to have a material effect on the Company's results since many of these non-renewing subscribers were those sold trial offers for six months at a discounted rate.

     Advertising revenues increased 125%, to $5,488,157 for the year ended December 31, 1996, as compared to $2,440,462 in 1995. This is a result of both a greater number of advertising pages sold and increased advertising rates per page. As a result of the recent increase in paid circulation of Individual Investor, effective June 1996 the Company increased its advertising rates for Individual Investor by approximately 43%, and introduced an additional rate increase of approximately 40% in November 1996. Management anticipates further near term advertising revenue growth from realizing the full effect of rate increases implemented in 1996, and as the number of advertising pages sold are expected to continue to increase and as management expects to continue to attract higher margin consumer advertisers. The Company also launched a new publication, Ticker, in October 1996. Ticker, with a controlled circulation of 75,000 brokers and financial advisers, has already sold advertising space to a number of leading advertisers, resulting in revenues of $340,373 in 1996.

Management expects advertising revenues from Ticker to increase as a result of publishing 11 issues in 1997 as compared to two in 1996.

     Investment management services revenues were $937,406 for the year ended December 31, 1996, as compared to $4,467,142 in 1995. Revenues from investment management services are a combination of management fees, being 1 to 1-1/2 percent of assets under management, and a special profit allocation, being 20% of defined performance (with $44,000 additional revenues being contributed as a result of the Company's portfolio consulting activities). Because total equity managed by the Company was approximately $66 million as of December 31, 1996 as compared to $42 million as of December 31, 1995 (due in part to the addition of the offshore fund in January 1996 and in part to the funds' particularly strong performance in 1995), management fees earned by the Company increased to $668,001 in 1996 as compared to $231,518 in 1995. Nevertheless, disappointing results for the managed funds in 1996 as compared with particularly strong 1995 results for the managed funds, resulted in the Company receiving a special profit allocation of $225,405 in 1996 as compared to $4,235,624 in 1995. As a result of the declining fund performance in 1996, subsequent to December 31, 1996 investors in the funds managed by the Company made net withdrawals in excess of contributions of approximately $18.4 million. This decrease in assets under management in 1997 will mean lower management fees in 1997 as compared to 1996 and will negatively impact the Company's potential revenues from special profit allocation revenues. The Company also recognizes that volatility in the performance of the Company's investment management services business segment is to be anticipated, as the managed funds are invested primarily in the relatively volatile small-cap market. Subsequent to December 31, 1996, the managed funds have experienced significant negative performance. If the negative performance trend continues, the Company's special profit allocation will again be adversely affected, and additional withdrawals can be anticipated, which would in turn further impact the Company's management fees and potential special profit allocation income. There can be no assurance as to funds' performance for 1997 or that each of the managed fund's asset bases will be maintained at current levels by the investors participating in such funds.

     Equity in net loss of affiliate totaled $430,337 for the year ended 1996 as compared to net income of $1,302,225 in 1995. Equity in net (loss) income of affiliate directly relates to the realized and unrealized earnings of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments as described above, will vary significantly from period to period and may result in losses as well as income. No assurance can be given that the Company will record income from its investments in future periods.

     List rental and other revenues increased 23%, to $1,437,786 for the year ended December 31, 1996 as compared to $1,170,041 in 1995. For 1996, list rental revenue increased 82%, to $1,235,980, as compared to $679,789 in 1995. The increase in list rental revenue is attributable to the increase in the number of subscribers to Individual Investor, as well as the greater number of subscribers on the lists. If the Company's efforts to promote circulation growth for its publications are successful, management anticipates accompanying growth in list rental revenues. Other revenues earned during the year ended December 31, 1995 also include $321,984 from the Company's telemarketing subsidiary, Advanced Marketing Ventures ("AMV"). Late in 1995 the Company ceased operations of this subsidiary. Therefore, there are no telemarketing revenues in 1996.

     Total operating expenses increased 44%, to $16,410,801 for the year ended December 31, 1996 as compared to $11,421,574 in 1995.

     Editorial, production and distribution expenses increased 53%, to $6,683,047 in 1996 from $4,374,073 in 1995. Approximately $1,204,412 of the increase relates to additional production and distribution expenses for Individual Investor, due to additional copies printed for newsstand sales (up 169% over 1995), additional advertising pages, and a larger subscriber base. These increases in circulation to a large extent resulted from the redesign of Individual Investor in May 1995, when it commenced printing on glossy high quality paper stock. In addition, costs totaling $350,204 were incurred for the production, printing, editing, fulfillment and distribution of the Company's new publication, Ticker, which mailed two issues in the fourth quarter of 1996. Expenses for Ticker will increase in 1997 as the Company expects to publish eleven issues, which will be funded through anticipated corresponding increases in advertising revenues and, to a lesser extent, list rental revenues. The Company has also incurred expenses totaling $356,839 for the year ended 1996 related to the establishment of an online service. Management anticipates ongoing expenses relating to online services as development continues. While additional investment is necessary to complete its development and launch, management intends to incur these expenses in a controlled manner to help achieve the Company's ultimate goal of profitability. In addition, editorial, production and distribution salaries have increased related to the addition of personnel. Staffing levels have been increased to aid growth in the Company's current publications as well as to support the October 1996 launch of Ticker.

     Promotion and selling expenses increased 46%, to $5,643,447 for the year ended 1996 from $3,862,166 in 1995. Advertising salaries and commissions have increased 172% as a result of higher revenues and new sales personnel added in 1996 in an attempt to further increase advertising revenues, and to develop advertising for Ticker. Additionally, there have been corresponding increases in sales related travel, promotion, research and sales aids.

     General and administrative expenses increased 26%, to $3,885,348 for the year ended 1996 as compared to $3,092,185 in 1995. The Company relocated to new offices within New York City in January 1996, resulting in an increase in its rent expense totaling $306,290. Secondly, general and administrative salaries, payroll taxes, employee benefits, temporary agency and recruiting fees increased $205,027 for the year ended December 31, 1996 as compared to 1995. These increases related to the addition of personnel to support the Company's growth, as well as increases in compensation. Also, as a result of hiring additional personnel, postage, office supplies and related office expenses have increased. Finally, public relations, legal, accounting and other professional service fees have also increased for the year ended December 31, 1996 as compared to 1995.

     Depreciation and amortization expense increased 114%, to $198,959 in 1996 from $93,150 in 1995. The increase in 1996 is primarily attributable to amortization of leasehold improvements incurred to prepare the Company's new offices for occupancy and depreciation of office furniture and computer equipment purchased for additional personnel.

     Interest and other income decreased to $177,238 in 1996 from $1,059,525 in 1995. This decrease is primarily due to a gain of $995,019 realized in 1995 on the sale of the Company's interest in a marketable security.

     The Company reported a net loss in 1996 of $3,189,452 as compared to net income of $2,892,808 in 1995. No income taxes were provided in 1996 due to the net loss. Due to the availability of net operating loss carryforwards no tax was provided on the 1995 earnings. The loss per common and equivalent share for 1996 was $.51 as compared to earnings of $.49 (fully diluted) in 1995.

Liquidity and Capital Resources

     As of December 31, 1996, the Company had working capital of $1,767,811 and cash and cash equivalents totaling $1,544,451. This represents a decrease in working capital of $3,697,381 and a decrease in cash and cash equivalents of $4,732,536 since December 31, 1995. In February 1996, the Company redeemed $1,200,000 from its investment in an affiliate. In the second quarter of 1996, however, the Company repurchased, retired and canceled 250,000 shares of Common Stock, at a total cost of $2,453,346. Additionally, the Company purchased property and equipment at a total cost of $513,619 during 1996.

     As of December 31, 1996, the total value of the Company's investment in the domestic private investment fund was $4,947,500. This investment is available, subject to market fluctuations and liquidity, to provide working capital to fund the Company's operations. No assurance can be given that the Company's investment will increase in value, and it may decline in value.

     The Company will incur ongoing expenses in the development of its online services, which are expected to be funded by the Company's working capital. Nevertheless, the Company believes that its cash, working capital and investments will be sufficient to fund its operations and capital requirements for the foreseeable future.

     As a result of the current levels of expenses, the operating losses incurred by the publishing operations, and the fluctuations in performance of the private investment funds, the Company anticipates that it will incur losses in its quarterly results in the near-term.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditors' Reports                                             14-16

Consolidated Balance Sheet as of December 31, 1996                        17

Consolidated Statements of Operations for the Years Ended December 31,
         1996 and 1995                                                    18

Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1996 and 1995                                 19

Consolidated Statements of Cash Flows for the Years Ended December 31,
         1996 and 1995                                                    20

Notes to Consolidated Financial Statements                                21-29

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Individual Investor Group, Inc.

We have audited the accompanying consolidated balance sheet of Individual Investor Group, Inc. and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1996 financial statements of WisdomTree Associates, L.P. (the "Partnership"), the Company's investment in which is accounted for by use of the equity method. The Company's equity of $4,947,500 in the Partnership's net assets at December 31, 1996, and its special profit allocation of $75,108 and $4,235,624 and equity in net (loss) income of the Partnership of ($430,337) and $1,302,225 for the years ended December 31, 1996 and 1995, respectively are included in the accompanying financial statements. The financial statements of the Partnership were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Individual Investor Group, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP

New York, New York
March 18, 1997

                         Report of Independent Auditors

The Partners of
  WisdomTree Associates, L.P.

We have audited the statement of financial condition, including the condensed schedule of investments, of WisdomTree Associates, L.P. (a Limited Partnership) (the "Partnership"), as of December 31, 1996 and the related statements of operations, changes in partners' capital and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WisdomTree Associates, L.P. at December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                 /s/ Ernst & Young LLP


New York, New York
March 7, 1997

                         Report of Independent Auditors

The Partners of
  WisdomTree Associates, L.P.

We have audited the statement of financial condition, including the condensed schedule of investments, of WisdomTree Associates, L.P.(a Limited Partnership), as of December 31, 1995 and the related statements of income, changes in partners' capital and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WisdomTree Associates, L.P. at December 31, 1995 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                 /s/ Ernst & Young LLP


New York, New York
March 6, 1996

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1996

                     ASSETS
Current assets:
    Cash and cash equivalents                                       $1,544,451
    Accounts receivable (net of allowances of $561,594)              2,581,272
    Prepaid expenses and other current assets                          379,979

                                                                ---------------
                     Total current assets                            4,505,702

Deferred subscription expense                                          957,414
Investment in affiliate (note 3)                                     4,947,500
Property and equipment - net (note 4)                                  714,452
Other assets                                                           178,667

                                                                ---------------
                     Total assets                                  $11,303,735
                                                                ===============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $2,067,295
    Accrued expenses (note 5)                                          670,596

                                                                ---------------
                     Total current liabilities                       2,737,891

Deferred subscription revenue                                        3,328,737

                                                                ---------------
                     Total liabilities                               6,066,628
                                                                ---------------

Commitments and contingencies (note 6)

Stockholders' equity (notes 2, 8 and 9):
    Preferred stock, $.01 par value, authorized 2,000,000 shares         --
    Common stock, $.01 par value; authorized
       10,000,000 shares; issued and outstanding 6,142,119              61,421
    Additional paid-in capital                                      13,523,643
    Deficit                                                         (8,370,390)
    Unrealized gain on marketable securities                            22,433

                                                                ---------------
                     Total stockholders' equity                      5,237,107
                                                                ---------------

                                                                ---------------
                     Total liabilities and stockholders' equity    $11,303,735
                                                                ===============


See Notes to Consolidated Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year Ended December 31,
                                                    ---------------------------
                                                       1996             1995
                                                    ------------    -----------
Revenues:

  Circulation                                        $5,611,099     $3,874,987
  Advertising                                         5,488,157      2,440,462
  Investment management services (note 3)               937,406      4,467,142
  Equity in net (loss) income of affiliate (note 3)    (430,337)     1,302,225
  List rental and other                               1,437,786      1,170,041

                                                    ------------    -----------
  Total revenues                                     13,044,111     13,254,857
                                                    ------------    -----------

Operating expenses:

  Editorial, production and distribution              6,683,047      4,374,073
  Promotion and selling                               5,643,447      3,862,166
  General and administrative                          3,885,348      3,092,185
  Depreciation and amortization                         198,959         93,150

                                                    ------------    -----------
  Total operating expenses                           16,410,801     11,421,574
                                                    ------------    -----------


                                                    ------------    -----------
Operating (loss) income                              (3,366,690)     1,833,283
                                                    ------------    -----------

Interest and other income                               177,238         64,506
Gain on sale of marketable security                        --          995,019

                                                    ------------    -----------
Net (loss) income before income taxes                (3,189,452)     2,892,808

Income taxes (note 7)                                      --             --

                                                    -------------   -----------
Net (loss) income                                   ($3,189,452)    $2,892,808
                                                    =============   ===========

Dividends paid                                             --             --

(Loss) earnings per common and equivalent share:
  Primary                                                ($0.51)         $0.51
                                                    -------------   -----------
  Fully diluted                                          ($0.51)         $0.49
                                                    -------------   -----------

Weighted average number of common and equivalent
 shares outstanding during the year:
  Primary                                             6,198,260      6,076,682
                                                    -------------   -----------
  Fully diluted                                       6,198,260      6,872,167
                                                    -------------   -----------


See Notes to Consolidated Financial Statements


                                       18


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                               (Notes 2, 8 and 9)


                                                Common Stock      Additional                                  Unrealized
                                          ----------------------                                              Gain (loss)
                                            Shares        Par      Paid-in                   Treasury Stock        on
                                                                                            ---------------    Marketable
                                            Issued       Value     Capital      Deficit      Shares  Amount    Securities    Total
                                           ----------------------------------------------------------------------------------------
Balance, January 1, 1995                    4,697,394   $46,975   $9,737,633   ($8,073,746)   31,822   --     ($36,209)  1,674,653

Exercise of warrants and options - net      1,637,787    16,378    5,848,682       --           --     --         --     5,865,060

Marketable security sold                       --          --          --          --           --     --       36,209      36,209

Net income                                     --          --          --       2,892,808       --     --         --     2,892,808

                                           ----------------------------------------------------------------------------------------
Balance, December  31, 1995                 6,335,181    63,353   15,586,315   (5,180,938)    31,822   --         --    10,468,730

Exercise of options - net                      88,760       887     388,174        --           --     --         --       389,061

Repurchase and retirement of common stock    (250,000)   (2,500)  (2,450,846)      --           --     --         --    (2,453,346)

Retirement of treasury stock                  (31,822)     (319)       --          --        (31,822)  --         --          (319)

Net unrealized gain on marketable securities    --         --          --          --           --     --       22,433      22,433

Net loss                                        --         --          --      (3,189,452)      --     --         --    (3,189,452)

                                           ----------------------------------------------------------------------------------------

Balance, December 31, 1996                  6,142,119   $61,421  $13,523,643  ($8,370,390)      --     --      $22,433  $5,237,107
                                           ========================================================================================




See Notes to Consolidated Financial Statements


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Year Ended December 31,
                                                           ---------------------------------------
                                                                  1996                 1995
                                                           ------------------     ----------------
Cash flows from operating activities:
 Net (loss) income                                             ($3,189,452)           $2,892,808
 Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating activities:
   Depreciation and amortization                                   198,959                93,150
   Writeoff of leasehold costs relating to office move                --                  88,530
   Gain on sale of marketable security                                --                (995,019)
   Changes in operating assets and liabilities:
    Decrease (increase) in:
     Accounts receivable                                        (1,091,637)            (652,206)
     Prepaid expenses and other current assets                    (135,840)             (50,783)
     Deferred subscription expense                                 339,192             (668,880)
    Increase (decrease) in:
     Accounts payable and accrued expenses                         214,436            1,240,700
     Deferred subscription revenue                                 (45,519)           1,676,733

                                                           -----------------      ----------------
    Net cash (used in) provided by operating activities         (3,709,861)           3,625,033
                                                           -----------------      ----------------


Cash flows from investing activities:
 Purchase of property and equipment                               (513,619)            (247,112)
 Proceeds from sale of marketable security                           --               1,393,178
 Decrease (increase) in investment in affiliate                  1,555,229           (5,965,849)
 Increase in other assets                                            --                 (70,820)

                                                           ------------------     ----------------
    Net cash provided by (used in) investing activities          1,041,610           (4,890,603)
                                                           ------------------     ----------------


Cash flows from financing activities:
 Proceeds from exercise of warrants and options-net                389,061            5,865,060
 Repurchase of Common Stock (note 9)                            (2,453,346)               --

                                                           ------------------     ----------------
    Net cash (used in) provided by financing activities         (2,064,285)           5,865,060
                                                           ------------------     ----------------


Net (decrease) increase in cash and cash equivalents           (4,732,536)           4,599,490

Cash and cash equivalents, beginning of year                    6,276,987            1,677,497

                                                           ==================     ================
Cash and cash equivalents, end of year                         $1,544,451           $6,276,987
                                                           ==================     ================






See Notes to Consolidated Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Individual Investor Group, Inc. and subsidiaries (the "Company") is a leading financial information services company that publishes and markets Individual Investor, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company contracts with unaffiliated suppliers for paper, printing, binding, subscription fulfillment, newsstand distribution and list management. In addition, the Company provides investment management services to two private investment funds (one of which is an offshore fund for non-US residents that commenced operations in January 1996) and is a portfolio consultant to a sponsor of unit investment trusts available to all investors.

     Principles of Consolidation - The consolidated financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries: Individual Investor Holdings, Inc., Advanced Marketing Ventures, Inc. (whose operations ceased at the end of 1995), WisdomTree Capital Management, Inc., WisdomTree Administration, Inc., WisdomTree Capital Advisors, LLC, and I.I. Strategic Consultants, Inc. Investment in affiliate (note 3) is accounted for under the equity method since the Company exercises significant influence over the operating and financial affairs of the affiliate. The Company's share of the net
(loss) income from affiliate is included in the consolidated statements of operations caption "equity in net (loss) income of affiliate". All significant intercompany transactions and balances have been eliminated in consolidation.

     Revenue  Recognition - Circulation and advertising  revenues are recognized and net of agency commissions, estimated returns and allowances, when publications are issued. Deferred subscription revenue, net of agency commissions, is recorded when subscription orders are received. Investment management services income is recognized as earned. List rental income is recognized, net of commission, when a list is ordered and invoiced.

     Deferred Subscription Expense - The Company defers direct response advertising costs incurred to elicit subscription sales from customers who could be shown to have responded specifically to the advertising and that resulted in probable future economic benefits. Such deferred costs, which consist primarily of television and direct mail campaign costs, are amortized over the estimated period of future benefit.

     Property and Equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.

     Income Taxes - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
                                       21

     Financial Instruments - For financial instruments including cash, accounts receivable and payable and accruals, the carrying amount approximated fair value because of their short maturity. As of December 31, 1996 cash equivalents consist of investments in a government fund that invests in securities issued or guaranteed by the US Government, its agencies or instrumentalities, which have average maturities of 30 days.

     (Loss) Earnings Per Common and Equivalent Share - The loss per common share for 1996 is computed based on the weighted average number of common shares outstanding. The exercise of stock options and warrants were not assumed in the computation of loss per common share, as the effect would have been antidilutive.

     Earnings per common and equivalent share for 1995 was computed by dividing net income, as adjusted, by the weighted average number of common shares outstanding during 1995 and the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the assumed proceeds using the average market price of the Company's common stock. The calculation of fully diluted earnings per share utilized the market price of the Company's common stock on December 31, 1995 to determine the effect of dilutive options and warrants.

     Impairment of Long Lived-Assets - In March 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement was adopted by the Company in 1996. Since adoption, no impairment losses have been recognized.

     Stock-Based Compensation - In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value method of accounting for the issuance of stock options and other equity instruments. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company has determined that it will continue to apply the measurement and recognition provisions of Accounting Principal Board Opinion No. 25 and related interpretations in accounting for issuance of employee stock options. The 1996 impact of adopting this statement for non-employee stock-based transactions has not had a material impact on the Company's results of operations or financial position.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in the financial statements. Significant accounting estimates used include estimates for sales returns and allowances, segment information and proforma disclosures regarding the fair value of stock options granted in 1995 and 1996. Actual results could differ from those estimates.

     Reclassifications - Equity in net loss of affiliate for the year ended 1996 has been recorded in operating revenues to reflect such earnings and losses as part of the Company's core operations. The equity in income of affiliate for the year ended 1995 has been reclassified to conform with the current period presentation.
                                       22

2.   GAIN ON SALE OF MARKETABLE SECURITY

     A marketable equity security acquired during 1994 was categorized as available for sale pursuant to SFAS No. 115, "Accounting for Certain Instruments in Debt and Equity Securities." As a result, the unrealized loss at December 31, 1994 of $36,209 was included as a component of stockholders' equity. In 1995 the security was sold, resulting in a reversal of the unrealized loss in stockholders' equity, and the recognition of a gain of $995,019.

3.   INVESTMENT MANAGEMENT SERVICES

     The Company, through a wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), serves as General Partner of (and investor in) a private investment fund for accredited investors, whereby it provides investment management services and makes investment decisions for the fund. The value of the Company's investment in the fund decreased from $6,502,729 at December 31, 1995 to $4,947,500 at December 31, 1996. This decrease resulted from net losses on the Company's investment in the fund and from a withdrawal of $1,200,000 by the Company in February 1996.

     The fund's investments are valued at market at each reporting date, with unrealized gains and losses reported in net (loss) income. Accordingly, the Company's investment in the fund (and equity in net (loss) income of affiliate) is subject to fluctuations in value due to fund performance and prevailing stock market conditions. In 1996 the Company recorded equity in net loss of affiliate of $430,337 and in 1995 recorded equity in net income of affiliate of $1,302,225. Selected financial information for the fund at December 31, 1996 and 1995 and for the years then ended is as follows:

                                          1996                  1995
                                          ----                  ----
         Assets   (at fair value)      $72,169,447           $69,252,131
         Liabilities                    13,131,639            27,045,219
         Partners' capital              59,037,808            42,206,912

         Net (loss) income             ($3,562,507)          $22,480,346

     The Company, through WTCM and another wholly-owned subsidiary, WisdomTree Administration, Inc., provides investment management services to the domestic fund referred to above, and to an offshore private investment fund for accredited investors, which commenced operations in January 1996. The Company has no investment in the offshore fund. The Company is entitled to receive a management fee equal to 1/4 of 1% of the net asset value of the domestic fund, calculated as of the last business day of each quarter, and a management fee equal to 1/8 of 1% of the net asset value of the offshore fund, calculated monthly. Total management fees for the year ended December 31, 1996 and 1995 totaled $668,001 and $231,518, respectively.

     WTCM is also entitled to receive a special allocation equal to 20% of the excess of the net income, if any, allocated to each investor (not including income earned on its own investment) in the funds for the fiscal year, over any loss carryforwards with respect to the investor. The special allocations are calculated at year end, which is December 31st for the domestic fund and June 30th for the offshore fund. The special allocations for 1996 and 1995 were

$225,405 and $4,235,624, respectively. Such amounts have been reflected as investment management services revenues and are included in the investment in affiliate balance at December 31, 1996 in the accompanying balance sheet.

     Total equity under management by the Company as of December 31, 1996 and 1995 for both the domestic and offshore funds totaled approximately $66 million and $42 million, respectively.

4.   PROPERTY AND EQUIPMENT

           Leasehold improvements                                    $164,119
           Furniture and fixtures                                     192,074
           Equipment                                                  677,111
                                                                      -------
                                                                    1,033,304
           Less: accumulated depreciation and amortization            318,852
                                                                      -------
                                                                     $714,452
                                                                     ========

5.   ACCRUED EXPENSES

           Accrued commissions                                       $318,748
           Other                                                      351,848
                                                                     --------
                                                                     $670,596
                                                                     ========

6.   COMMITMENTS AND CONTINGENCIES

     Lease Agreements - The Company leases office space in New York City under an operating lease which expires March 30, 1999. The Company also subleases its former office space in New York City under an operating lease which expires March 1, 2005. Rent expense for the years ended December 31, 1996 and 1995 was $544,915 and $276,093, respectively. The leases and sublease provide for escalation of lease payments as well as real estate tax increases.

     Future minimum lease payments and related sublease rentals receivable with respect to non-cancelable operating leases are as follows:

                                  Future
                                  Minimum
                                   Rental            Rents Receivable
            Year                  Payments            Under Sublease
            ----                  --------            --------------
            1997                   681,030                   155,000
            1998                   738,454                   160,000
            1999                   332,084                   165,000
            2000                   188,208                   177,500
            2001                   192,708                   190,000
            Thereafter             669,617                   621,667
                                   -------                   -------
            Total               $2,802,101                $1,469,167
                                ==========                ==========

     Employment Agreements - The Company has employment agreements with an officer and an employee, the terms of which expire at various dates through March 15, 1998. Such agreements provide for minimum salary levels, adjusted annually as determined by the Board of Directors. These agreements provide for an aggregate commitment for future salaries of approximately $358,000.

     Profit Sharing Plan - The Company has a profit sharing plan (the "Plan"), subject to Section 401(k) of the Internal Revenue Code. All employees who complete at least three months of service and have attained the age of 21 are eligible to participate. The Company can make discretionary contributions to the Plan, however, the Company did not make any contributions to the Plan during 1996 or 1995.

7.   INCOME TAXES

     The Company has available net operating loss carryforwards ("NOL's") totaling approximately $9,500,000 for income tax purposes and $8,400,000 for financial reporting purposes, which expire in the years 2003 to 2011. Utilization of the NOL's arising prior to 1992, in the amount of $2,100,000, will be subject to certain annual limitations. These limitations are pursuant to Internal Revenue Code Section 382, which affects the amount and timing of when the NOL's can be offset against taxable income.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below:

                                                1996                   1995
                                                ----                   ----
     Deferred tax assets:
        Net operating loss carryforwards     $4,470,000            $4,008,000
        Other                                   171,000               121,000
                                            ------------           -----------
        Total                                 4,641,000             4,129,000
     Deferred tax liabilities:
        Book in excess of tax basis
           of investment in affiliate        (1,598,000)           (2,585,000)
                                            -----------            -----------
                                              3,043,000             1,544,000
     Less: valuation allowance                3,043,000             1,544,000
                                              ---------             ----------
     Net deferred tax asset                  $   --                $   --
                                            ============          ============

     The provision for income taxes for the years ended December 31, 1996 and 1995 is different than the amount computed using the applicable statutory Federal income tax rate with the difference summarized below:

                                                        1996           1995
                                                        -----          ----
     Hypothetical income tax provision (benefit)
        at the US Federal statutory rate              ($1,116,300)  $1,012,500
     State and local income taxes provision (benefit),
        less US Federal income tax benefit               (382,700)     347,100
     Generation (utilization) of net operating
         loss carryforwards                              1,499,000  (1,359,600)
                                                       -----------  -----------
                                                       $     --     $    --
                                                      ============  ===========
                                       25

8.   STOCK OPTIONS

     The Company has three Stock Option Plans - 1991, 1993 and 1996. Also, in November 1996, the Board of Directors adopted, subject to shareholder approval, the 1996 Management Incentive Plan under which 500,000 stock options are available for future grants. Under these plans, the Company can issue a maximum of 2,200,000 stock options and other stock based awards, most of which vest ratably over a three to five-year period commencing one year from the date of grant. The options are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value at the date of grant.

                                            1996                 1995
                                            ----                 ----
                                               Weighted               Weighted
                                                Average                Average
                                               Exercise               Exercise
                                   Options      Price      Options      Price
                                   -------      -----     --------      -----
Options Outstanding at January 1   634,700      $4.36      317,500      $3.61
Granted                            642,100      $7.49      325,000      $5.11
Exercised                          (44,260)     $4.28       (1,800)     $3.00
Canceled                           (97,939)     $5.17       (6,000)     $4.07
                                  ---------               --------
Balance, December 31              1,134,601     $6.06      634,700      $4.36
                                  ---------               --------

Range of exercise prices
December 31                     $3.00-$11.88
Options available for
grant at December 31              1,015,839                 60,000
                                  ---------                 ------
Total common shares reserved
for future issuances              2,150,440                694,700
                                  ---------                -------
Options exercisable at December 31  316,808     $3.87      234,083      $3.33
                                    -------                -------

     In addition, the Company had options outstanding that were granted outside of the aforementioned plans. All options were granted at fair market value at the date of grant and expire at various dates through December 18, 2006.

                                            1996                 1995
                                            ----                 ----
                                               Weighted               Weighted
                                                Average                Average
                                              Excersice               Exercise
                                   Options      Price     Options       Price
                                   -------      -----     -------       -----
Options Outstanding atJanuary 1   1,730,663     $5.23    1,282,756      $5.13
Granted                             130,000     $5.63      450,000      $5.47
Exercised                           (44,500)    $4.29       (2,093)     $0.24
Canceled                            (40,000)    $4.44        --
                                  ----------             ---------
Balance, December 31              1,776,163     $5.30    1,730,663      $5.23
                                  ----------             ---------
Range of exercise prices
at December 31                   $0.41-$7.50
Options exercisable at
December 31                         835,080     $4.61      344,756      $4.43
                                    -------                -------


                                       26


     The following table summarizes information about stock options outstanding at December 31, 1996:


                             Options Outstanding                           Options Exercisable
                 -------------------------------------------------   ------------------------------
                   Number      Weighted-Average                        Number
    Range of     Outstanding       Remaining      Weighted-Average   Exercisable   Weighted-Average
Exercise Prices  at 12/31/96   Contractual Life    Exercise Price    at 12/31/96    Exercise Price
---------------  -----------   ----------------   ----------------   -----------   ----------------
    $0.41-3.00       223,663          5 years           $ 2.41          223,663          $ 2.41
    $3.75-6.00     1,818,501          8.5               $ 5.13          920,225          $ 4.87
    $6.06-9.00       821,600          9.5               $ 7.20            8,000          $ 6.50
   $9.13-11.88        47,000         10                 $10.72               --              --
                   ---------                                          ---------
   $0.41-11.88     2,910,764                            $ 5.60        1,151,888          $ 4.41
                   =========                                          =========

     Pro forma  information  regarding  net  income  and  earnings  per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.3%; volatility factors of the expected market price of the Company's Common Stock of 51%; weighted-average fair value of options granted $3.89 and $2.66, and a weighted-average expected life of the options of 5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                         1996                      1995
                                         ----                      ----
                             As Reported     Proforma   As Reported    Proforma
                             -----------     --------   -----------    --------
Net (loss) income            $(3,189,452)  $(4,053,894)  $2,892,808  $2,479,866
(Loss) earnings per common
and equivalent share:
Primary                           $(0.51)       $(0.65)       $0.51       $0.45
Fully Diluted                     $(0.51)       $(0.65)       $0.49       $0.44

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to 1995. Additional awards in future years are anticipated.

9.   STOCKHOLDERS' EQUITY

     Repurchase of Common Stock - The Company repurchased 250,000 shares of Common Stock on the open market, at a total cost of $2,453,346, in the second quarter of 1996. The Company has retired and canceled these shares and 31,822 shares of Common Stock previously held as treasury shares. The cost of repurchased shares in excess of the par value of the Common Stock ($.01 per share) has been charged to additional paid-in capital.

     Class A and B Warrants - In December 1991, the Company consummated an initial public offering of 465,750 units and sold an additional 111,111 units to a company controlled by a related party. Each unit consisted of the following: three shares of the Company's Common Stock, two Class A Warrants, each of which entitles the holder to purchase one share of Common Stock at $3.50 per share, and one Class B Warrant, which entitles the holder to purchase one share of Common Stock at $4.00 per share. Both the Class A Warrants and Class B Warrants became exercisable on December 4, 1992 and those not yet exercised expired on December 4, 1995.

The following is a summary of the warrants:


                                                        1995
                                                        ----
                                          Class A                Class B
                                          Warrants               Warrants
                                          --------               --------
     Balance, January 1                  1,081,324                552,262
     Issued                                  6,256                  3,128
     Exercised                          (1,081,490)              (543,020)
     Expired                                (6,090)               (12,370)
                                        -----------              ---------
     Balance, December 31                    --                      --
                                        ===========              =========

10.  SEGMENT INFORMATION

     The Company operates principally in two areas: business information publishing and investment management services. Publishing operations involve the monthly publication of Individual Investor magazine, Ticker magazine and Individual Investor's Special Situations Report newsletter. Revenues from magazine publishing are derived from advertising, circulation and list rental. Revenues from the newsletter are primarily from circulation. Investment management services revenues are derived from management of a private domestic investment fund and an offshore investment fund whereby the Company receives a management fee and a special profit allocation (note 3). The Company also derives investment management revenues from consulting services provided to the sponsor of three unit investment trusts. Equity in net (loss) income of affiliate is recorded in operating revenues to reflect such earnings and losses as part of the Company's core operations and accordingly is included in the investment management segment information.

     Operating  (loss)  income  represents  the  difference   between  operating
revenues less operating expenses, including corporate expenses, which are allocated to operations of the segments. For purposes of this presentation, operating expenses were allocated to segments based on management's estimates of usage determined by personnel costs and activities.

     Identifiable assets by segment are those assets used in the Company's operations in each business segment. Corporate assets are considered to be cash and cash equivalents.

                                          1996                  1995
                                          ----                  ----
Revenues:
  Publishing                            $12,537,042            $7,485,490
  Investment Management                     507,069             5,769,367
                                            -------             ---------
                                        $13,044,111           $13,254,857
                                        ===========           ===========
Operating (loss) income:
  Publishing                           ($2,865,507)          ($2,586,878)
  Investment Management                   (501,183)             4,420,161
                                          ---------             ---------
                                       ($3,366,690)            $1,833,283
                                       ============            ==========
Identifiable assets:
  Publishing                             $4,443,920            $3,442,360
  Investment Management                   5,315,364             6,647,094
  Corporate                               1,544,451             6,276,987
                                          ---------             ---------
                                        $11,303,735           $16,366,441
                                        ===========           ===========

11.  FOURTH QUARTER TRANSACTIONS

     In the fourth quarter of 1996 and 1995, the Company recorded investment management service revenues from the domestic fund of $75,108 and $4,235,624, respectively, related to a special profit allocation of the net income from the fund, which is calculated at year end (see note 3). Also, in 1996 and 1995 the Company recorded bonuses of approximately $38,000 and $625,000, respectively, relating to the investment management service revenues, and additional expenses of approximately $175,000 relating to the move to new offices at the end of 1995.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.
                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 9 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 18, 1997.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item 10 is incorporated by reference to the information captioned "Election of Directors - Executive Compensation" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 18, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 11 is incorporated by reference to the information captioned "Voting Securities" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 18, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is incorporated by reference to the information captioned "Election of Directors - Related Transactions" included in the Company's definitive proxy statement in connection with the meeting of the shareholders to be held on June 18, 1997.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits
Exhibit                        Description                                         Method of Filing
-------                        -----------                                         ----------------
No.
---
     3.1          Amended and Restated Certificate of Incorporation   Incorporated by reference to Exhibit 3.1 to the
                  of Registrant                                       Registrant's Registration Statement on Form S-18
                                                                      (File No. 33-43551-NY) (the "Form S-18")

     3.2          Bylaws of Registrant                                Incorporated by reference to Exhibit 3.2 to the
                                                                      Form S-18

     4.1          Specimen Certificate for Common  Stock of           Incorporated by reference to Exhibit 4.1 to the
                  Registrant                                          Form S-18

     10.1         Indemnification Agreement, dated August 19, 1991,   Incorporated by reference to Exhibit 10.1 to the
                  between Registrant and Scot A. Rosenblum            Form S-18

     10.2         Indemnification Agreement, dated August 19, 1991,   Incorporated by reference to Exhibit 10.2 to the
                  between Registrant and Bruce L. Sokoloff            Form S-18

     10.3         Indemnification Agreement, dated August 19, 1991,   Incorporated by reference to Exhibit 10.3 to the
                  between Registrant and Jonathan L. Steinberg        Form S-18

     10.4         Indemnification Agreement, dated August 19, 1991,   Incorporated by reference to Exhibit 10.4 to the
                  between Registrant and Jonathan M. Tisch            Form S-18

     10.5         Employment Agreement, dated August 20, 1991,        Incorporated by reference to Exhibit 10.7 to the
                  between Registrant and Jonathan L. Steinberg        Form S-18

     10.6         Stock Option Agreement, dated October 3, 1990,      Incorporated by reference to Exhibit 10.10 to
                  between Registrant and Scot A. Rosenblum            the Form S-18

     10.7         Form of Stock Option Agreement between Registrant   Incorporated by reference to Exhibit 10.11 to
                  and Scot A. Rosenblum                               the Form S-18

     10.8         Stockholder Agreement, dated January 1, 1989,       Incorporated by reference to Exhibit 10.12 to
                  between Registrant and Certain Holders of Common    the Form S-18
                  Stock of the Registrant, as amended

     10.9         Form of 1991 Stock Option Plan of Registrant        Incorporated by reference to Exhibit 10.13 to
                                                                      the Form S-18

     10.11        Stock Purchase Agreement, dated August 7, 1991,     Incorporated by reference to Exhibit 10.29 to
                  among Registrant, Jonathan M. Tisch, and Jonathan   the Form S-18
                  L. Steinberg

     10.12        Stock Option Agreement, dated October 31, 1988,     Incorporated by reference to Exhibit 10.30 to
                  between Registrant and Scot A. Rosenblum            the Form S-18

     10.13        Units Purchase Agreement between Registrant and     Incorporated by reference to Exhibit 10.32 to
                  Reliance Insurance Company                          the Form S-18

     10.21        Trademark License Agreement dated June 19, 1992     Incorporated by reference to Exhibit 10.25 to
                  between Registrant and the American Association     the Form 10-KSB for the year ended December 31,
                  of Individual Investors, Inc.                       1992 ("1992 Form 10-KSB")

     10.22        Office Lease, Dated January 10, 1994, between 333   Incorporated by reference to Exhibit 10.22 to
                  7th Ave. Realty Co. and the Registrant              the Form 10-KSB for the year ended December 31,
                                                                      1993 ("1993 Form 10-KSB")

     10.23        Stock purchase agreement, dated December 1, 1993,   Incorporated by reference to Exhibit 10.23 to
                  between Bernard Schwartz and the Registrant         the 1993 Form 10-KSB

     10.25        Office lease, dated December 21, 1993, between HV   Incorporated by reference to Exhibit 10.25 to
                  Rocklin Development, Inc. and the Registrant        the 1993 Form 10-KSB

     10.26        Consulting agreement, dated September 24, 1993,     Incorporated by reference to Exhibit 10.26 to
                  between Robert M. Cohen and Company and the         the 1993 Form 10-KSB
                  Registrant with form of Stock Option Agreement

     10.27        Stock Option Agreement, dated April 7, 1994,        Incorporated by reference to Exhibit 10.27 to
                  between Registrant and Jonathan L. Steinberg        the Form 10-QSB for the quarter ended June 30,
                                                                      1994 ("1994 Form 10-QSB")

     10.28        Employment Agreement, dated July 27, 1994,          Incorporated by reference to Exhibit 10.28 to
                  between Registrant and Robert H. Schmidt            the 1994 Form 10-QSB

     10.29        Stock Option Agreement, dated July 27, 1994,        Incorporated by reference to Exhibit 10.29 to
                  between Registrant and Robert H. Schmidt            the 1994 Form 10-QSB

     10.30        Indemnification Agreement, dated July 27, 1994,     Incorporated by reference to Exhibit 10.30 to
                  between Registrant and Robert H. Schmidt            the 1994 Form 10-QSB

     10.31        Stock Option Agreement, dated August 31, 1994,      Incorporated by reference to Exhibit 10.31 to
                  between Registrant and Scot A. Rosenblum            the 1994 Form 10-KSB

     10.32        Consulting Agreement, dated February 3, 1995,       Incorporated by reference to Exhibit 10.32 to
                  between Robert M. Cohen and Company and the         the 1994 Form 10-KSB
                  Registrant with form of stock option agreement

     10.33        Stock Option Agreement, dated June 21, 1995,        Incorporated by reference to Exhibit 10.33 to
                  between Registrant and Bruce                        the 1994 Form 10-KSB
                  Sokoloff

     10.34        Stock Option Agreement, dated June 23, 1995,        Incorporated by reference to Exhibit 10.34 to
                  between Registrant and Robert H. Schmidt            the 1994 Form 10-KSB

     10.35        Stock Option Agreement, dated June 23, 1995,        Incorporated by reference to Exhibit 10.35 to
                  between Registrant and Jonathan L. Steinberg        the 1994 Form 10-KSB

     10.36        Stock Option Agreement, dated June 23, 1995,        Incorporated by reference to Exhibit 10.36 to
                  between Registrant and Scot A. Rosenblum            the 1994 Form 10-KSB

     10.37        Form of Partnership Agreement for WisdomTree        Incorporated by reference to Exhibit 10.37 to
                  Associates, L.P.                                    the 1994 Form 10-KSB

     10.38        WisdomTree Capital Advisors, LLC Operating          Incorporated by reference to Exhibit 10.38 to
                  Agreement dated November 1, 1995                    the 1994 Form 10-KSB

     10.39        Agreement between WisdomTree Offshore L.T.D, and    Incorporated by reference to Exhibit 10.39 to
                  WisdomTree Capital Management, Inc. and             the 1994 Form 10-KSB
                  WisdomTree Capital Advisors, LLC dated December
                  1, 1995

     10.41        Office sublease, dated December 8, 1995, between    Incorporated by reference to Exhibit 10.41 to
                  Porter Novelli, Inc. and the Registrant             the 1995 Form 10-KSB

     10.42        Office sublease, dated January 96 between VCH       Incorporated by reference to Exhibit 10.42 to
                  Publishers, Inc. and the Registrant                 the 1995 Form 10-KSB


     10.43        Form of 1996 Performance Equity Plan                Incorporated by reference to Exhibit 10.43 to
                                                                      the 1995 Form 10-KSB

     10.44        Employment & Option Agreement dated March 15,       Incorporated by reference to Exhibit 10.44 to
                  1996 between Jay Burzon and Registrant              the 1995 Form 10-KSB

     10.45        Form of 1996 Management Incentive Plan              Incorporated by reference to Exhibit 4.10 to the
                                                                      Registrant's Registration Statement on Form S-8
                                                                      (File No. 333-17697)

     10.46        Form of 1993 Stock Option Plan of Registrant        Incorporated by reference to Exhibit 4.2 to the
                                                                      Registrant's Registration Statement on Form S-8
                                                                      (File No. 33-72266)

     11           Computation of Earnings (Loss) Per Common and       Filed herewith, sequentially numbered page 36
                  Equivalent Share

     21.1         Subsidiaries of the Registrant                      Filed herewith, sequentially numbered page 37

     23.1         Consent of Independent Auditors-                    Filed herewith, sequentially numbered page 38
                  Deloitte & Touche LLP

     23.2         Consent of Independent Auditors-Ernst               Filed herewith, sequentially numbered page 39
                  & Young LLP

                                       34

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                INDIVIDUAL INVESTOR GROUP, INC.
Date:  March 25, 1997


                                                By: /s/ Jonathan L. Steinberg
                                                   --------------------------
                                                        Jonathan L. Steinberg
                                                        Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signature                        Title                          Date
----------                        -----                          ----

 /s/ Jonathan L. Steinberg        Chief Executive Officer        March 25, 1997
--------------------------        and Director
Jonathan L. Steinberg


 /s/ Robert H. Schmidt            President and Director         March 25, 1997
----------------------
Robert H. Schmidt


 /s/ Scot A. Rosenblum            Chief Financial Officer,Vice   March 25, 1997
----------------------            President and Director
Scot A. Rosenblum


 /s/ Henry G. Clark               Controller (Principal          March 25, 1997
-------------------               Accounting Officer)
Henry G. Clark


 /s/ Bruce L. Sokoloff            Director                       March 25, 1997
----------------------
Bruce L. Sokoloff


 /s/ Peter M. Ziemba              Director                       March 25, 1997
--------------------
Peter M. Ziemba