Form 10QSB
period 1997-03-31
INDIVIDUAL INVESTOR GROUP INC
filed 1997-05-13
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the quarterly period ended   March 31, 1997

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT OF 1934
         For the transition period from _________ to _________
         Commission file number  1-10932


                         INDIVIDUAL INVESTOR GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

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

       (Former name, former address and former fiscal quarter, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 5, 1997, issuer had outstanding 6,161,869 shares of Common Stock, $.01 par value per share.







                             EXHIBIT INDEX - Page 13
                               Page 1 of 14 pages

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 1997


               ASSETS

Current assets:
  Cash and cash equivalents                                            $825,442
  Accounts receivable (net of allowances of $584,704)                 2,466,598
  Prepaid expenses and other current assets                             519,210
                                                                     ----------
                    Total current assets                              3,811,250

Deferred subscription expense                                           702,970
Investment in affiliate (note 2)                                      2,382,183
Property and equipment - net                                            703,178
Other assets                                                            164,991
                                                                     ----------
                    Total assets                                     $7,764,572
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $1,289,673
     Accrued expenses                                                  588,752

                                                                     ----------
                      Total current liabilities                      1,878,425

Deferred subscription revenue                                        2,982,480

                                                                    -----------
                      Total liabilities                              4,860,905
                                                                    -----------

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, authorized 1,000,000 shares        -
     Common stock, $.01 par value; authorized
        10,000,000 shares; issued and outstanding 6,161,869             61,619
     Additional paid-in capital                                     13,620,121
     Deficit                                                       (10,788,603)
     Unrealized gain on marketable securities                           10,530

                                                                   ------------
                      Total stockholders' equity                     2,903,667
                                                                   ------------

                                                                   ------------
                      Total liabilities and stockholders' equity    $7,764,572
                                                                   ============


See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                 1997                 1996
                                           -----------------   ----------------

Revenues:
 Information Services:
   Circulation                                  $1,179,242          $1,388,025
   Advertising                                   2,329,712             917,664
   List rental and other                           336,661             337,408
                                            ----------------   ----------------
   Total information services revenues           3,845,615           2,643,097
 Investment management services (note 3)           121,174             133,261
 Equity in net loss of affiliate (note 2)       (1,665,317)           (706,270)

                                            ----------------   ----------------
   Total revenues                                2,301,472           2,070,088
                                            ----------------   ----------------

Operating expenses:
   Editorial, production and distribution        2,156,491           1,388,654
   Promotion and selling                         1,476,125           1,057,588
   General and administrative                    1,032,587             785,722
   Depreciation and amortization                    65,425              32,736

                                            ----------------   ----------------
   Total operating expenses                      4,730,628           3,264,700
                                            ----------------   ----------------


                                            ----------------   ----------------
Operating loss                                  (2,429,156)         (1,194,612)
                                            ----------------   ----------------

Interest and other income                           10,943              73,090

                                            ----------------   ----------------
Net loss                                       ($2,418,213)        ($1,121,522)
                                            ----------------   ----------------

Dividends paid                                         -                 -

Net loss per weighted average common shares         ($0.39)             ($0.18)

Weighted average number of common
shares outstanding during the period             6,154,162           6,305,815



See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                      1997              1996
                                                 ---------------   ------------

Cash flows from operating activities:
Net loss                                          ($2,418,213)     ($1,121,522)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                        65,425           32,736
  Changes in operating assets and liabilities:
   Decrease (increase) in:
    Accounts receivable                               114,674         (326,098)
    Prepaid expenses and other current assets        (139,814)        (226,292)
    Deferred subscription expense                     254,444          (13,697)
   Increase (decrease) in:
    Accounts payable and accrued expenses            (859,466)      (1,004,877)
    Deferred subscription revenue                    (346,257)         359,500

                                                 ---------------   ------------
   Net cash used in operating activities           (3,329,207)      (2,300,250)
                                                 ---------------   ------------


Cash flows from investing activities:
Purchase of property and equipment                    (51,795)        (161,163)
Decrease in investment in affiliate                 2,565,317        1,906,270

                                                 ---------------   ------------
   Net cash provided by investing activities        2,513,522        1,745,107
                                                 ---------------   ------------


Cash flows from financing activities:
Proceeds from exercise of options                      96,676           12,949

                                                 ---------------   ------------
   Net cash provided by financing activities           96,676           12,949
                                                 ---------------   ------------


Net decrease in cash and cash equivalents            (719,009)        (542,194)

Cash and cash equivalents, beginning of period      1,544,451        6,276,987

                                                 ---------------   ------------
Cash and cash equivalents, end of period             $825,442       $5,734,793
                                                 ===============   ============







See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

                  The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1996 on Form 10-KSB.

                  Reclassifications. Equity in net loss of affiliate for the three months ended March 31, 1997 has been recorded in operating revenues to reflect such earnings and losses as part of the Company's core operations. The equity in net loss of affiliate for the period ended March 31, 1996 has been reclassified to conform with the current period presentation.

2.       INVESTMENT IN AFFILIATE

                  A wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), serves as general partner of a domestic private investment fund. The Company is also a limited partner in the fund. The value of the Company's investment in the fund decreased from $4,947,500 at December 31, 1996 to $2,382,183 at March 31, 1997. This decrease resulted from net losses on the Company's investment in the fund and from a withdrawal of $900,000 by the Company in February 1997. Selected unaudited financial information for the fund (which is deemed to be an affiliate) as of March 31, 1997 is as follows:

                  Assets (at fair value)                 $ 48,961,211
                  Liabilities                              25,215,804
                  Partners' Capital                        23,745,407

                  Net loss for the fund                 ($ 16,638,713)

3.       INVESTMENT MANAGEMENT SERVICES

                  The Company, through WTCM, provides investment management services to the domestic fund referred to in Note 2, and to an offshore private investment fund, which commenced operations in January 1996. The Company has no investment in the offshore fund. The Company is entitled to receive a management fee equal to 1/4 of 1% of the net asset value of the domestic fund, calculated as of the last business day of each quarter, and a management fee equal to 1/8 of 1% of the net asset value of the offshore fund, calculated monthly. Total management fees for the three months ended March 31, 1997 were $79,082, as compared to $133,261 in 1996.

                   WTCM is also entitled to receive a special allocation equal to 20% of the net income, if any, of each of the funds (not including income earned on its own investment), subject to certain limitations, calculated at year end, which is December 31st for the domestic fund and June 30th for the offshore fund.

                  Total equity under management by the Company as of March 31, 1997 for both the domestic and offshore funds totaled approximately $28.3 million.

4.       STOCK OPTIONS

                  During the three months ended March 31, 1997: the Company granted 33,900 options to purchase the Company's common stock; 19,750 options were exercised (providing proceeds of $94,950), and; 35,500 options were canceled. Of the total granted, all options were granted under the Company's stock option plans which expire at various dates through March 2007.

5.         EARNINGS PER SHARE

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which simplifies the standards for computing earnings per share previously required by Accounting Principles Board Opinion No. 15 and establishes a new standard for presenting earnings per share. The Company will begin reporting earnings (loss) per share according to this new standard in the fourth quarter of this year, requiring all prior period earnings per share data (including interim periods) to be restated to conform with the provisions of the new statement. Loss per share amounts for the three months ended March 31, 1997 and 1996, computed under this new standard are not expected to be materially different from the loss per share disclosed in the accompanying financial statements.

6.         SUBSEQUENT EVENT

                  As of May 1, 1997 the Company entered into Stock Purchase Agreements with two parties unrelated to the Company, providing in the aggregate for the private sale of 328,678 shares of Common Stock for a total purchase price of $2,000,000. These shares were sold pursuant to an exemption from registration under the Securities Act of 1933.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Quarter Ended March 31, 1997 as Compared to the Quarter Ended March 31, 1996

         Total revenues increased 11%, to $2,301,472 for the quarter ended March 31, 1997, as compared to $2,070,088 for the quarter ended March 31, 1996.

         Revenues from financial information services rose 45%, to $3,845,615 for the quarter ended March 31, 1997, as compared to $2,643,097 in 1996.

         Circulation revenues decreased 15%, to $1,179,242 for the quarter ended March 31, 1997, as compared to $1,388,025 in 1996. Subscription revenues for the Company's flagship magazine, Individual Investor, decreased 30%, while newsstand revenues for the magazine increased by 54%. At the same time, subscription revenues for the Company's newsletter, Special Situations Report, increased 4%. Management attributes the decreases in circulation revenues of Individual Investor and Special Situations Report to the reduction of direct mail and television campaigns in favor of other sources for subscribers that will provide for continuing numbers of new subscribers with lower marketing expenses but less subscription revenue. Individual Investor had average paid circulation of over 433,000 in the first quarter of 1997, as compared to average paid circulation of over 287,000 in the first quarter of 1996. As of March 1997, Special Situations Report had approximately 12,000 paid subscribers as compared to 18,200 in March 1996. This decrease is a direct result of the reduction of television campaign promotions.

         Advertising revenues increased 154%, to $2,329,712 for the quarter ended March 31, 1997, as compared to $917,664 in 1996. This is a result of both a greater number of advertising pages sold and increased advertising rates per page. As a result of the increase in paid circulation of Individual Investor, effective June 1996 the Company increased its advertising rates for Individual Investor by approximately 43%, and introduced an additional rate increase of approximately 40% in November 1996. Management anticipates, but can give no assurance, that in the near term there will be advertising revenue growth from the rate increases implemented in 1996, and that the number of advertising pages sold will continue to increase. Management also expects to continue to attract higher margin consumer advertisers. The Company also launched a new publication, Ticker (sm), in October 1996. Ticker, with a controlled circulation of 75,000 brokers and financial advisers, has already sold advertising space to a number of leading advertisers, resulting in revenues of $295,985 in the first quarter of 1997.

        List rental and other revenues totaled $336,661 for the quarter ended March 31, 1997 which is comparable to revenues of $337,408 in 1996.

         Investment management services revenues were $121,174 for the quarter ended March 31, 1997, as compared to $133,261 in 1996. Revenues from investment management services are a combination of management fees, being 1 to 1-1/2 percent of assets under management, and a special profit allocation, being 20% of defined performance (with $42,092 additional revenues being contributed as a result of the Company's portfolio consulting activities). Because total equity managed by the Company was approximately $28.3 million as of March 31, 1997 as compared to $52.4 million as of March 31, 1996, management fees earned by the Company decreased for the first quarter of 1997. As a result of fund performance in 1996, investors in the funds managed by the Company made net withdrawals during the quarter ended March 31, 1997 in excess of contributions of approximately $18.4 million. This decrease in assets under management in 1997 will mean lower management fees in 1997 as compared to 1996 and will negatively impact the Company's potential revenues from special profit allocation revenues. However, as of May 1, 1997 funds managed by the Company increased by $10.2 million as a result of new and additional investments made by investors into the funds. The Company also recognizes that volatility in the performance of the Company's investment management services business segment is to be anticipated, as the managed funds are invested primarily in the relatively volatile small-cap market. During the quarter ended March 31, 1997 the managed funds experienced continued negative performance. If the negative performance trend continues, the Company's special profit allocation will again be adversely affected, and additional withdrawals can be anticipated, which would in turn further impact the Company's management fees and potential special profit allocation income. There can be no assurance as to funds' performance for 1997 or that each of the managed fund's asset bases will be maintained at current levels by the investors participating in such funds.

         Equity in net loss of affiliate totaled $1,665,317 for the quarter ended 1997 as compared to net loss of $706,270 in 1996. Equity in net loss of affiliate directly relates to the realized and unrealized earnings of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments as described above, will vary significantly from period to period and may result in losses as well as income. No assurance can be given that the Company will record income from its investments in future periods.

         Total operating expenses increased 45%, to $4,730,628 for the quarter ended March 31, 1997 as compared to $3,264,700 in 1996.

         Editorial, production and distribution expenses increased 55%, to $2,156,491 in 1997 from $1,388,654 in 1996. Of this increase, $141,559 relates to additional production and distribution expenses for Individual Investor, due to additional copies printed for newsstand sales (up 50% over 1996), additional advertising pages, and a larger subscriber base. In addition, costs totaling $247,772 were incurred for the production, printing, editing, fulfillment and distribution of the Company's new publication, Ticker, which mailed two issues in the first quarter of 1997.

         The Company has also incurred expenses totaling $103,328 related to the establishment of an online service. Management anticipates expenses relating to online services to increase as development continues. While additional investment is necessary to complete its development and launch, management intends to incur these expenses in a controlled manner to help achieve the Company's ultimate goal of profitability. In addition, editorial, production and research salaries and related expenses have increased related to the addition of personnel. Staffing levels have been increased to aid growth in the Company's current publications as well as to support the launch of Ticker and the online service.

         Promotion and selling expenses increased 40%, to $1,476,125 for the quarter ended 1997 from $1,057,588 in 1996. Advertising salaries, payroll taxes and commissions have increased $275,030 as a result of higher revenues and new sales personnel added in 1997 in an attempt to further increase advertising revenues, and to develop advertising for Ticker. Additionally, there have been corresponding increases in sales related travel, promotion, research and sales aids.

         General and administrative expenses increased 31%, to $1,032,587 for the quarter ended 1997 as compared to $785,722 in 1996. General and administrative salaries, payroll taxes, employee benefits and recruiting fees increased $218,139 for the quarter ended March 31, 1997 as compared to 1996. These increases related to the addition of personnel to support the Company's growth, as well as increases in compensation. Also, as a result of hiring additional personnel, postage, telephone, office supplies and related office expenses have increased.

         Depreciation and amortization expense increased 100%, to $65,425 in 1997 from $32,736 in 1996. The increase in 1997 is primarily attributable to depreciation of office furniture and computer equipment purchased for additional personnel.

         Interest  and  other  income  decreased  to  $10,792   in   1997   from
$73,090 in 1996. This decrease is primarily due to reduced levels of cash invested by the Company.

         The Company's net loss for the first three months of 1997 totaled $2,418,213 as compared to a net loss of $1,121,522 for the same period of the prior year. No income taxes were provided in 1997 or 1996 due to the net loss. The loss per common share for the first three months in 1997 was $0.39 as compared to $0.18 in 1996.

Liquidity and Capital Resources

         As of March 31, 1997, the Company had working capital of $1,932,825 and cash and cash equivalents totaling $825,442. This represents an increase in working capital of $165,014 and a decrease in cash and cash equivalents of $719,009 since December 31, 1996. In February 1997, the Company redeemed $900,000 from its investment in an affiliate.

         As of March 31, 1997, the total value of the Company's investment in the domestic private investment fund was $2,382,183. This investment is available, subject to market fluctuations and liquidity, to provide working capital to fund the Company's operations. No assurance can be given that the Company's investment will increase in value, and it may decline in value.

         As of May 1, 1997 the Company entered into Stock Purchase Agreements with two parties unrelated to the Company, providing in the aggregate for the private sale of 328,678 shares of Common Stock for a total purchase price of $2,000,000. These shares were sold pursuant to an exemption from registration under the Securities Act of 1933.

         The Company will incur ongoing expenses in the development of its online services, which are expected to be funded by the Company's working capital. Nevertheless, the Company believes that its cash, working capital and investments will be sufficient to fund its operations and capital requirements for the foreseeable future.

         As a result of the current levels of expenses, the operating losses incurred by the financial information services, and the fluctuations in performance of the private investment funds, the Company anticipates that it will continue to incur net losses in its quarterly results in the near-term.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           PART II- OTHER INFORMATION


ITEM 2 - Sales of Unregistered Securities

---------------- ----------------------- ---------- -------------------------------- --------------- -------------------------------
                                          Number    Consideration received and       Exemption       If option, warrant or
Date of sale     Title of security         Sold     description of underwriting or   from            convertible security, terms
                                                    other discounts to market        registration    of exercise or conversion
                                                    price afforded to purchasers     claimed
---------------- ----------------------- ---------- -------------------------------- --------------- -------------------------------
1/97 -3/97       options to purchase      33,900    options granted - no              Section 4(2)   vesting over a period of
                 common stock granted               consideration received by                        three to five years from date
                 to employees,                      Company until exercise                           of grant, subject to certain
                 directors and                                                                       conditions of continued
                 consultants                                                                         service; exercisable for a
                                                                                                     period lasting ten years from
                                                                                                     date of grant at exercise
                                                                                                     prices ranging from $6.75 to
                                                                                                     $8.88

---------------- ----------------------- ---------- -------------------------------- --------------- -------------------------------


ITEM 6 - Exhibits and Reports on Form 8-K

     (a)     Exhibits

     27      Financial Data Schedule March 31, 1997

     (b)     The Company did not file any reports
             on Form 8-K during the Quarter Ended
             March 31, 1997

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 12, 1997

                         INDIVIDUAL INVESTOR GROUP, INC.




                         By: /s/ Jonathan L. Steinberg
                             --------------------------
                             Jonathan Steinberg, CEO and
                             Chairman of the Board





                         By: /s/ Scot A. Rosenblum
                             -------------------------
                             Scot Rosenblum, Vice President
                             and Chief Financial officer





                         By:/s/ Henry G. Clark
                            -------------------------
                            Henry G. Clark, Controller
                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                       Description                             Page
-----------                       -----------                             -----
    27                    Financial Data Schedule March 31, 1997           14