Form 10QSB
period 1997-06-30
INDIVIDUAL INVESTOR GROUP INC
filed 1997-08-13
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1997, issuer had outstanding 6,610,776 shares of Common Stock, $.01 par value per share.




                             EXHIBIT INDEX - Page 16
                               Page 1 of 54 pages

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 1997


              ASSETS

Current assets:
  Cash and cash equivalents                                          $2,798,430
  Accounts receivable (net of allowances of $575,368)                 2,119,370
  Prepaid expenses and other current assets                             297,034
                                                                    -----------
              Total current assets                                    5,214,834

Deferred subscription expense                                           624,565
Investment in affiliate (Note 2)                                      2,516,330
Property and equipment - net                                            704,707
Other assets                                                            387,540
                                                                    ===========
              Total assets                                           $9,447,976
                                                                    ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $1,497,917
  Accrued expenses                                                      647,219
  Deferred revenue                                                      302,103
                                                                   ------------
              Total current liabilities                               2,447,239

Deferred subscription revenue                                         2,732,522

                                                                   ------------
              Total liabilities                                       5,179,761
                                                                   ------------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value, authorized 2,000,000 shares           -
  Common stock, $.01 par value; authorized
   18,000,000 shares; issued and outstanding 6,610,776                   66,107
  Additional paid-in capital                                         16,307,186
  Deficit                                                           (12,105,078)
                                                                   ------------
              Total stockholders' equity                              4,268,215
                                                                   ------------

                                                                   ============
              Total liabilities and stockholders' equity             $9,447,976
                                                                   ============




See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended June 30,               Six Months Ended June 30,
                                                     ------------------------------------------------------------------------------
                                                          1997                1996                 1997                 1996
                                                     ----------------    ----------------     ----------------     ----------------
Revenues:
  Financial Information Services:
    Circulation                                             $940,469          $1,443,666           $2,119,711           $2,831,691
    Advertising                                            2,032,030             984,323            4,361,742            1,901,987
    List rental and other                                    246,775             333,062              583,436              670,470
                                                     ----------------    ----------------     ----------------     ----------------
    Total financial information services revenues          3,219,274           2,761,051            7,064,889            5,404,148
  Investment management services (Note 3)                    176,019             378,449              297,193              511,710
  Equity in net income (loss) of affiliate (Note 2)          134,147             998,227           (1,531,170)             291,957

                                                     ----------------    ----------------     ----------------     ----------------
    Total revenues                                         3,529,440           4,137,727            5,830,912            6,207,815
                                                     ----------------    ----------------     ----------------     ----------------

Operating expenses:
    Editorial, production and distribution                 2,168,385           1,429,859            4,324,876            2,818,513
    Promotion and selling                                  1,520,067           1,048,096            2,996,192            2,103,568
    General and administrative                             1,110,537           1,016,714            2,143,124            1,802,436
    Depreciation and amortization                             67,172              46,183              132,597               81,035

                                                     ----------------    ----------------     ----------------     ----------------
    Total operating expenses                               4,866,161           3,540,852            9,596,789            6,805,552
                                                     ----------------    ----------------     ----------------     ----------------


                                                     ----------------    ----------------     ----------------     ----------------
Operating (loss) income                                   (1,336,721)            596,875           (3,765,877)            (597,737)
                                                     ----------------    ----------------     ----------------     ----------------

Interest and other income                                     20,246              55,321               31,189              128,411

                                                     ----------------    ----------------     ----------------     ----------------
Net (loss) income                                        ($1,316,475)           $652,196          ($3,734,688)           ($469,326)
                                                     ----------------    ----------------     ----------------     ----------------

Dividends paid                                                -                     -                    -                     -

(Loss) earnings per weighted average common
  and equivalent shares                                      ($0.21)               $0.09               ($0.59)              ($0.07)
Weighted average number of common
  shares outstanding during the period                    6,403,673            7,629,074            6,279,607            6,289,306



See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Six Months Ended June 30,
                                                                   ------------------------------------------------
                                                                             1997                      1996
                                                                   ---------------------      ---------------------
Cash flows from operating activities:
Net loss                                                                 ($3,734,688)                ($469,326)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                                             132,597                    81,035
   Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                                  461,902                  (397,784)
        Prepaid expenses and other assets                                   (152,288)                 (286,209)
        Deferred subscription expense                                        332,849                   156,494
      Increase (decrease) in:
        Accounts payable and accrued expenses                               (592,755)                 (934,460)
        Deferred revenue                                                     302,103                      -
        Deferred subscription revenue                                       (596,215)                  243,198

                                                                   ---------------------      ---------------------
      Net cash used in operating activities                               (3,846,495)               (1,607,052)
                                                                   ---------------------      ---------------------


Cash flows from investing activities:
Purchase of property and equipment                                          (118,925)                 (257,197)
Decrease in investment in affiliate                                        2,431,170                   908,043

                                                                   ---------------------      ---------------------
      Net cash provided by investing activities                            2,312,245                   650,846
                                                                   ---------------------      ---------------------


Cash flows from financing activities:
Proceeds from exercise of stock options                                      538,229                    91,245
Proceeds from issuance of Common Stock                                     2,250,000                      -
Common Stock Repurchased                                                       -                    (2,453,335)
                                                                   ---------------------      ---------------------
      Net cash provided by (used in) financing activities                  2,788,229                (2,362,090)
                                                                   ---------------------      ---------------------


Net increase (decrease) in cash and cash equivalents                       1,253,979                (3,318,296)

Cash and cash equivalents, beginning of period                             1,544,451                 6,276,987
                                                                   =====================      =====================
Cash and cash equivalents, end of period                                  $2,798,430                $2,958,691
                                                                   =====================      =====================






See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (the "Company"). The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1996 on Form 10-KSB.

                  Reclassifications. Equity in net loss of affiliate for the six months ended June 30, 1997 has been recorded in operating revenues to reflect such earnings and losses as part of the Company's core operations. The equity in net loss of affiliate for the period ended June 30, 1996 has been reclassified to conform with the current period presentation.

2.       INVESTMENT IN AFFILIATE

                  A wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), serves as general partner of a domestic private investment fund. The Company is also a limited partner in the fund. The value of the Company's investment in the fund decreased from $4,947,500 at December 31, 1996 to $2,516,330 at June 30, 1997. This decrease resulted from net losses on the Company's investment in the fund and from a withdrawal of $900,000 by the Company in February 1997. Selected unaudited financial information for the fund (which is deemed to be an affiliate) as of June 30, 1997 and for the six months then ended is as follows:

                  Assets (at fair value)                         $58,814,851
                  Liabilities                                     26,006,423
                  Partners' Capital                               32,808,428
                  Net loss for the fund                         ($13,480,913)

3.       INVESTMENT MANAGEMENT SERVICES

                  The Company, through WTCM, provides investment management services to the domestic fund referred to in Note 2, and to an offshore private investment fund, which commenced operations in January 1996.
                                       5

         The Company has no investment in the offshore fund. The Company is entitled to receive a management fee equal to 1/4 of 1% of the net asset value of the domestic fund, calculated as of the last business day of each quarter, and a management fee equal to 1/8 of 1% of the net asset value of the offshore fund, calculated monthly. Total management fees for the six months ended June 30, 1997 were $178,203, as compared to $317,922 in 1996.

                   WTCM is also entitled to receive a special allocation equal to 20% of the net income, if any, of each of the funds (not including income earned on its own investment), subject to certain limitations, calculated at year end, which is December 31st for the domestic fund and June 30th for the offshore fund. The special allocation for the fiscal period ended June 30, 1997 and 1996, relating to the offshore fund, totaled $61,617 and $149,788, respectively.

                  Total equity under management by the Company as of June 30, 1997 for both the domestic and offshore funds totaled approximately $38.9 million.

4.       STOCK OPTIONS

                  During the six months ended June 30, 1997, the Company granted 307,000 options to purchase the Company's common stock; 108,483 options were exercised (providing proceeds of $538,229), and 142,167 options were canceled. Of the total granted, all options were granted under the Company's stock option plans which expire at various dates through June 2007.

5.         RECENTLY ISSUED ACCOUNTING STANDARDS

                  Earnings per share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which simplifies the standards for computing earnings per share previously required by Accounting Principles Board Opinion No. 15 and establishes a new standard for presenting earnings per share. The Company will begin reporting earnings (loss) per share according to this new standard for the year ended December 31, 1997, requiring all prior period earnings per share data (including interim periods) to be restated to conform with the provisions of the new statement. (Loss) earnings per share amounts for the three and six months ended June 30, 1997 and 1996, computed under this new standard are not expected to be materially different from the per share disclosed in the accompanying financial statements.

                  Disclosure of Information about Capital Structure. In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure", which requires an entity to explain the pertinent rights and privileges of its various securities outstanding. Management of the Company believes that adoption of Statement No. 129 will not have a significant impact on the Company's present disclosure.
                                       6

                  Reporting Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise from transactions and other events and circumstances from nonowner sources, in the Company's consolidated financial statements. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the consolidated financial statements of the Company.

                  Disclosure about Segments of an Enterprise and Related Information. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 131 requires that a public business enterprise report certain financial and descriptive information about its reportable operating segments. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the consolidated financial statements of the Company.

6.         SALE OF COMMON STOCK

                  On May 1, 1997 the Company entered into Stock Purchase Agreements with two parties unrelated to the Company, providing in the aggregate for the private sale of 328,678 shares of Common Stock for a total purchase price of $2,000,000. These shares were sold pursuant to an exemption from registration under the Securities Act of 1933. On June 30, 1997 the Company entered into a Stock Purchase Agreement with Wise Partners, L.P. providing for the sale of 31,496 shares of Common Stock for an aggregate purchase price of $250,000. The Company granted each of these investors registration rights in respect of the shares. Wise Partners, L.P. is a limited partnership of which the Chief Executive Officer of the Company, Jonathan L. Steinberg, is the General Partner.

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

Results of Operations

         Total revenues for the three and six months ended June 30, 1997 were $3,529,440 and $5,830,912, respectively, a 15% and 6% decrease from the corresponding periods of the previous fiscal year.

         Revenues from financial information services were $3,219,274 and $7,064,889, respectively, which represents an increase of 17% for the three months and 31% for the six months ended June 30, 1997.

         Circulation revenues for the three and six months ended June 30, 1997 were $940,469 and $2,119,711, respectively, a 35% and 25% decrease from the corresponding periods of the previous fiscal year. Subscription revenues for the Company's flagship magazine, Individual Investor, decreased by 37% and 33%, respectively, for the quarter and year to date. Newsstand revenues for the magazine increased by 7% and 29%, respectively. Subscription revenues for the Company's newsletter, Special Situations Report, decreased 47% and 24%, respectively, for the quarter and year to date. Management attributes the decreases in circulation revenues of Individual Investor and Special Situations Report to the reduction of direct mail and television campaigns in favor of other sources for subscribers that will provide for continuing numbers of new subscribers with lower marketing expenses but less subscription revenue. Individual Investor had average paid circulation of over 441,000 in the second quarter of 1997, as compared to average paid circulation of over 336,000 in the second quarter of 1996. As of June 1997, Special Situations Report had approximately 10,000 paid subscribers as compared to 21,000 in June 1996. This decrease is a direct result of the reduction of television campaign promotions.

         Advertising revenues for the three and six months ended June 30, 1997 were $2,032,030 and $4,361,742, respectively, a 106% and 129% increase over the corresponding periods of the previous fiscal year. This is a result of both a greater number of advertising pages sold and increased advertising rates per page. As a result of the increase in paid circulation of Individual Investor,
                                       8
effective June 1996 the Company increased its advertising rates for Individual Investor by approximately 43%, and introduced an additional rate increase of approximately 40% in November 1996. Management anticipates, but can give no assurance, that in the near term there will be advertising revenue growth from the rate increases implemented in 1996, and that the number of advertising pages sold will continue to increase. Management also expects to continue to attract higher margin consumer advertisers. The Company also launched a new publication, Ticker (sm), in October 1996. Ticker, with a controlled circulation of 75,000 brokers and financial advisers, has sold advertising space to a number of leading advertisers, resulting in revenues of $190,626 and $486,612 for the quarter and year to date, respectively.

         List rental and other revenues for the three and six months ended June 30, 1997 were $246,775 and $583,436, respectively, a 26% and 13% decrease from the corresponding periods of the previous fiscal year. This decrease is a direct result of changes in the mix of subscribers to Individual Investor with less reliance on direct mail and television marketing efforts.

         Investment management services revenues for the three and six months ended June 30, 1997 were $176,019 and $297,193, respectively, a 53% and 42% decrease from the corresponding periods of the previous fiscal year. Revenues from investment management services are a combination of management fees, being 1 to 1-1/2 percent of assets under management, and a special profit allocation, being 20% of defined performance, with additional revenues being contributed as a result of the Company's portfolio consulting activities. Because total equity managed by the Company was approximately $38.9 million as of June 30, 1997 as compared to $69.9 million as of June 30, 1996, management fees earned by the Company decreased for the quarter and six months ended June 30, 1997. In addition, the special profit allocation relating to the offshore fund, which is recognized annually in the second quarter, declined to $61,617 in 1997 from $149,788 in 1996. During the three months ended June 30, 1997 investors in the funds made net additional investment contributions in excess of withdrawals of approximately $7.2 million and for the six months made net withdrawals of approximately $11.2 million. The net decrease in assets under management in 1997 will mean lower management fees in 1997 as compared to 1996 and will negatively impact the Company's potential revenues from special profit allocation revenues. The Company also anticipates that investment management services revenues will vary from period to period, because the managed funds are invested primarily in the relatively volatile small-cap market. For the three months ended June 30, 1997, the managed funds experienced positive performance, which followed significant negative performance in the first quarter of 1997, resulting in a net loss for the six months. If negative performance continues, the Company's special profit allocation will be adversely affected, and additional withdrawals can be anticipated, which would in turn further impact the Company's management fees and potential special profit allocation income. There can be no assurance as to the funds' performance for 1997 or that each of the managed fund's asset bases will be maintained at current levels by the investors participating in such funds.

         Equity in net income of affiliate totaled $134,147 for the quarter ended June 30, 1997 as compared to net income of $998,227 in 1996. For the year to date, equity in net loss of affiliate totaled $1,531,169 as compared to equity in net income of affiliate of $291,957 in 1996. Equity in net income or loss of affiliate directly relates to the realized and unrealized earnings of the amount invested by the Company in the domestic fund's portfolio which,
                                       9
because of the nature of the investments as described above, will vary significantly from period to period and may result in losses as well as income. No assurance can be given that the Company will record income from its investments in future periods.

         Total operating expenses for the three and six months ended June 30, 1997 were $4,866,161 and $9,596,789, respectively, a 37% and 41% increase from the corresponding periods of the previous fiscal year.

         Editorial, production and distribution expenses for the three and six months ended June 30, 1997 increased 52% and 53%, to $2,168,385 and $4,324,876, respectively. The increase for the three and six months relates to additional production and distribution expenses for Individual Investor, due to additional copies printed for newsstand sales, and a larger subscriber base. These costs include $311,853 and $626,180 for the three and six months, respectively, that were incurred for the production, printing, editing, fulfillment and distribution of the Company's new publication, Ticker, which mailed two issues in the second quarter of 1997. The Company has also incurred expenses totaling $181,242 and $284,570 during the three and six months, respectively, related to the establishment of an online service. Management anticipates expenses relating to online services to increase as development continues. While additional investment is necessary to complete its development, management intends to incur these expenses in a controlled manner to help achieve the Company's ultimate goal of profitability. In addition, editorial, production and research salaries and related expenses have increased because of the addition of personnel.
Staffing levels have been increased to aid growth in the Company's current publications as well as to support the launch of Ticker and the online service.

         Promotion and selling expenses for the three and six months ended June 30, 1997 increased 45% and 42%, to $1,520,067 and $2,996,192, respectively.
Advertising salaries, payroll taxes and commissions have increased as a result of higher advertising revenues and new sales personnel added in 1997 in an attempt to further increase advertising revenues, and to develop advertising for Ticker. Additionally, there have been corresponding increases in sales related travel, promotion, research and sales aids.

         General and administrative expenses for the three and six months ended June 30, 1997 increased 9% and 19%, to $1,110,537 and $2,143,124, respectively.
General and administrative salaries, payroll taxes, and employee benefits increased for the three and six months ended June 30, 1997 as compared to the corresponding periods of the previous year. These increases related to the addition of personnel, as well as increases in compensation. Also, as a result of hiring additional personnel, postage, telephone, office supplies and related office expenses have increased.

         Depreciation and amortization expense for the three and six months ended June 30, 1997 increased 45% and 64%, to $67,172 and $132,597, respectively. The increase in 1997 is primarily attributable to depreciation of office furniture and computer equipment purchased for additional personnel.

         Interest and other income for the three and six months ended June 30, 1997 decreased to $20,246 and $31,189, respectively, as compared to $55,321 and $128,411 for the corresponding periods of the previous year. This decrease is primarily due to reduced levels of cash invested by the Company.
                                       10

         The Company's net losses for the three and six months ended June 30, 1997 were $1,316,475 and $3,734,668 as compared to net income of $652,196 for the second quarter of 1996 and a net loss of $469,326 for the first half of 1996. No income taxes were provided in 1997 or 1996 due to the net loss and/or the availability of loss carryforwards. The net loss per common and equivalent share for the three and six months were $0.21 and $0.59, respectively, as compared to net income per common and equivalent share of $0.09 for the second quarter of 1996 and a net loss per common and equivalent share of $0.07 for the first half of 1996.

Liquidity and Capital Resources

         As of June 30, 1997, the Company had working capital of $2,767,595 and cash and cash equivalents totaling $2,798,430. This represents an increase in working capital of $999,784 and an increase in cash and cash equivalents of $1,253,979 since December 31, 1996.

         As of June 30, 1997, the total value of the Company's investment in the domestic private investment fund was $2,516,330. This investment is available, subject to market fluctuations and liquidity, to provide working capital to fund the Company's operations. In February 1997, the Company redeemed $900,000 from this investment. No assurance can be given that the Company's investment will increase in value, and it may decline in value.

         On May 1, 1997 the Company entered into Stock Purchase Agreements with two parties unrelated to the Company, providing in the aggregate for the private sale of 328,678 shares of Common Stock for a total purchase price of $2,000,000. These shares were sold pursuant to an exemption from registration under the Securities Act of 1933. On June 30, 1997 the Company entered into a Stock Purchase Agreement with Wise Partners, L.P. providing for the sale of 31,496 shares of Common Stock for an aggregate purchase price of $250,000. The Company granted each of these investors registration rights in respect of the shares. Wise Partners, L.P. is a limited partnership of which the Chief Executive Officer of the Company, Jonathan L. Steinberg, is the General Partner. In addition, in 1997 the Company received proceeds from the exercise of stock options totaling $538,229.

         The Company will incur ongoing expenses in the development of its business operations, which are expected to be funded by the Company's working capital. Nevertheless, the Company believes that its cash, working capital and investments will be sufficient to fund its operations and capital requirements for the foreseeable future.

         As a result of the current levels of expenses, the operating losses incurred by the financial information services, and the fluctuations in performance of the private investment funds, the Company anticipates that it will continue to incur net losses in its quarterly results in the near-term.

         The Company has retained the investment banking firm of Bear, Stearns & Co. Inc. To assist the Company in exploring strategic initiatives to enhance shareholder value. With the assistance of Bear Stearns, the Company will focus on alternatives including identifying and evaluating potential strategic partners seeking minority investment positions in the Company's businesses.
                                       11

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           PART II- OTHER INFORMATION

ITEM 1 - Legal Proceedings

         On July 31, 1997 , Richard and Sandra Tarlow, former limited partners of WisdomTree Associates, L.P., the domestic private investment fund managed by a subsidiary of the Company, initiated an action in the Supreme Court of the State of New York against WisdomTree Associates, L.P. and each of Robert Schmidt and Jonathan Steinberg individually. The Summons gives notice that the action is "for breach of contract, breach of fiduciary duties owed by defendants to the plaintiffs, conversion and fraud" and prays for money damages in excess of one million dollars; but because the Summons was filed without a Complaint plaintiffs have yet to set forth their claim with any definition or particularity. Based on allegations made by the plaintiffs' attorney in a letter dated June 3, 1997, WisdomTree Associates, L.P. believes plaintiffs' allegations to be incorrect, without merit, and contrary to agreements signed by plaintiffs. Moreover, because plaintiffs' net loss from their investment in WisdomTree Associates, L.P. was $32,276.02, WisdomTree Associates, L.P. believes the amount claimed in damages to be wholly excessive no matter what theory of claim is presented. WisdomTree Associates, L.P. will vigorously defend against this action.


ITEM 2 - Sales of Unregistered Securities


----------------------------------------------------------------------------------------------------------------------------
                                                   Consideration received and    Exemption      If option, warrant or
Date of sale    Title of security      Number      description of underwriting   from           convertible security,
                                        Sold       or other discounts to         registration   terms of exercise  or
                                                   market price afforded to      claimed        conversion
                                                   purchasers
----------------------------------------------------------------------------------------------------------------------------
4/97 -6/97      options to purchase     223,100    options granted - no          Section 4(2)   vesting over a period of
                common stock granted               consideration received by                    three to five years from
                to employees,                      Company until exercise                       date of grant, subject to
                directors and                                                                   certain conditions of
                consultants                                                                     continued service;
                                                                                                exercisable for a period
                                                                                                lasting ten years from
                                                                                                date of grant at exercise
                                                                                                prices ranging from $5.88
                                                                                                to $8.50
----------------------------------------------------------------------------------------------------------------------------
   05/01/97     Sales of Securities     328,678    The Company received          Section 4(2)
                                                   $2,000,000 in consideration
                                                   for these shares
----------------------------------------------------------------------------------------------------------------------------
   06/30/97     Sales of Securities      31,496    The Company received          Section 4(2)
                to Wise Partners,                  $250,000 in consideration
                L.P.                               for these shares.
----------------------------------------------------------------------------------------------------------------------------


ITEM 4 - Submission of Matters to a Vote of Security Holders

     On June 18, 1997, the Company held the annual meeting of stockholders for the following proposals: a) to elect Mr. Jonathan Steinberg and Mr. Scot Rosenblum as directors of the Company for a term of three years, b) to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock and Preferred Stock, and c) to approve and adopt the 1996 Management Incentive Plan.

     The shares of Common Stock voted on the election of Mr. Jonathan Steinberg and Mr. Scot Rosenblum were as follows: 5,689,403 shares were cast in favor and 33,070 shares were withheld for the election of Mr. Steinberg and 5,689,703 shares were cast in favor of and 32,570 shares were withheld for the election of Mr. Rosenblum.

     The shares of Common Stock voted on the matter to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 18,000,000 and the number of authorized shares of Preferred Stock to 2,000,000 were as follows:

   For               Against          Abstention              Broker Non-Votes
3,377,297            143,594            21,000                    2,180,582

     The shares of Common Stock voted on the matter to approve the 1996 Management Incentive Plan were as follows:

   For               Against          Abstention              Broker Non-Votes
3,384,836            136,905            20,150                    2,180,582

ITEM 6 - Exhibits and Reports on Form 8-K

          (a)    Exhibits

           3.1   Certificate of Amendment

          10.1 Stock Purchase Agreement, dated May 1, 1997, for 164,339 shares of the Company's Common Stock.

          10.2 Stock Purchase Agreement, dated May 1, 1997, for 164,339 shares of the Company's Common Stock.

          10.3   Stock  Purchase  Agreement,   dated  June  30,  1997,  between
                 Registrant and Wise Partners L.P.

          10.4 Form of Stock Option Agreement, dated May 9, 1997, between Registrant and each of Jonathan Steinberg, Robert Schmidt, Scot Rosenblum and Michael Kaplan.

          27     Financial Data Schedule June 30, 1997

          (b) Reports on Form 8-K filed during the Quarter Ended June 30, 1997. On May 1, 1997, the Company filed a report on Form 8-K to report under Item 5, Other Events, the sale of an aggregate 328,678 shares of Common Stock for a total purchase price of $2,000,000. The sale was pursuant to an exemption from regulation under the Securities Act of 1933. In connection with the report of the sale of shares, the Company filed unaudited, proforma, consolidated condensed financial statements as of April 30, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 13, 1997

                         INDIVIDUAL INVESTOR GROUP, INC.




                          By: /s/ Jonathan L. Steinberg
                              -------------------------
                              Jonathan Steinberg, CEO and Chairman of the Board





                          By: /s/ Scot A. Rosenblum
                              --------------------------
                              Scot Rosenblum, Vice President and Chief Financial officer





                          By: /s/ Henry G. Clark
                              --------------------------
                              Henry G. Clark, Controller
                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.           Description                                        Page

      3.1      Certificate of Amendment                                    17

     10.1      Stock Purchase Agreement, dated May 1, 1997                 18
               for 164,339 shares of the Company's Common Stock.

     10.2      Stock Purchase Agreement, dated May 1, 1997                 26
               for 164,339 shares of the Company's Common Stock.

     10.3      Stock Purchase Agreement, dated June 30, 1997               34
               between Registrant and Wise Partners L.P.

     10.4      Form of Stock Option Agreement, dated May 9, 1997,          41
               between Registrant and each of Jonathan Steinberg, Robert Schmidt, Scot Rosenblum and Michael Kaplan.

     27        Financial Data Schedule June 30, 1997                       54