Form 10QSB
period 1997-09-30
INDIVIDUAL INVESTOR GROUP INC
filed 1997-11-12
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1997

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the  transition  period  from _______ to _______
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1997, issuer had outstanding 6,655,938 shares of Common Stock, $.01 par value per share.




                             EXHIBIT INDEX - Page 18
                               Page 1 of 19 pages

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                               September 30, 1997


               ASSETS
Current assets:
  Cash and cash equivalents                                           $1,956,073
  Accounts receivable (net of allowances of $588,735)                  2,494,341
  Prepaid expenses and other current assets                              255,566

                                                                   -------------
               Total current assets                                    4,705,980

Deferred subscription expense                                            607,327
Investment in fund (Note 2)                                            3,888,217
Property and equipment - net                                             614,333
Other assets                                                             384,917

                                                                   -------------
               Total assets                                          $10,200,774
                                                                   =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $1,863,877
  Accrued expenses                                                      852,743
  Deferred revenue                                                      412,000

                                                                   -------------
               Total current liabilities                              3,128,620

Deferred subscription revenue                                         2,639,889

                                                                   -------------
               Total liabilities                                      5,768,509
                                                                   -------------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value, authorized 2,000,000 shares           -
  Common stock, $.01 par value; authorized
   18,000,000 shares; issued and outstanding 6,654,938                   66,549
  Additional paid-in capital                                         16,505,301
  Deficit                                                           (12,139,585)

                                                                   -------------
               Total stockholders' equity                             4,432,265
                                                                   -------------

                                                                   -------------
               Total liabilities and stockholders' equity           $10,200,774
                                                                   =============



See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended September 30,         Nine Months Ended September 30,
                                                 -------------------------------------    -------------------------------------
                                                      1997                1996                 1997                 1996
                                                 ----------------    ----------------     ----------------     ----------------
Revenues  :
  Financial Information Services:
    Circulation                                         $893,165          $1,414,667           $3,012,876           $4,246,358
    Advertising                                        2,416,561           1,420,708            6,778,303            3,322,695
    List rental and other                                369,738             305,788              953,175              976,258
                                                  ----------------    ----------------     ----------------     ----------------
    Total financial information services revenues      3,679,464           3,141,163           10,744,354            8,545,311
  Investment management services (Note 3)                141,999             170,082              439,191              681,792
  Net appreciation (depreciation) in fund (Note 2)     1,371,887            (773,847)            (159,283)            (481,890)

                                                  ----------------    ----------------     ----------------     ----------------
    Total revenues                                     5,193,350           2,537,398           11,024,262            8,745,213
                                                  ----------------    ----------------     ----------------     ----------------

Operating expenses:
    Editorial, production and distribution             2,494,185           1,672,335            6,819,060            4,490,848
    Promotion and selling                              1,546,787           1,442,459            4,542,980            3,546,027
    General and administrative                         1,110,066             955,427            3,253,191            2,757,863
    Depreciation and amortization                        103,055              58,783              235,652              139,818

                                                 ----------------    ----------------     ----------------     ----------------
    Total operating expenses                           5,254,093           4,129,004           14,850,883           10,934,556
                                                 ----------------    ----------------     ----------------     ----------------


                                                 ----------------    ----------------     ----------------     ----------------
Operating loss                                           (60,743)         (1,591,606)          (3,826,621)          (2,189,343)
                                                 ----------------    ----------------     ----------------     ----------------

Interest and other income                                 26,236              27,333               57,426              155,744

                                                 ----------------    ----------------     ----------------     ----------------
Net loss                                                ($34,507)        ($1,564,273)         ($3,769,195)         ($2,033,599)
                                                 ----------------    ----------------     ----------------     ----------------

Dividends paid                                               -                   -                    -                    -

Loss per weighted average common
  and equivalent shares                                   ($0.01)             ($0.26)              ($0.59)              ($0.33)
Weighted average number of common
  shares outstanding during the period                 6,638,148           6,091,412            6,400,435            6,222,870



See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                     Nine Months Ended September 30,
                                                                  ------------------------------------
                                                                        1997                 1996
                                                                  ----------------    ----------------
Cash flows from operating activities:
Net loss                                                            ($3,769,195)         ($2,033,599)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                                        235,652              139,818
   Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                              86,931             (311,384)
        Prepaid expenses and other assets                              (110,820)            (267,639)
        Deferred subscription expense                                   350,087              166,829
      Increase (decrease) in:
        Accounts payable and accrued expenses                           (21,271)            (840,589)
        Deferred revenue                                                412,000                 -
        Deferred subscription revenue                                  (688,848)              69,429

                                                                  ----------------    ----------------
      Net cash used in operating activities                          (3,505,464)          (3,077,135)
                                                                  ----------------    ----------------


Cash flows from investing activities:
Purchase of property and equipment                                     (128,983)            (390,808)
Net depreciation in fair value of investment in fund                    159,283              481,890
Withdrawals from fund, net                                              900,000            1,200,000

                                                                  ----------------    ----------------
      Net cash provided by investing activities                         930,300            1,291,082
                                                                  ----------------    ----------------


Cash flows from financing activities:
Proceeds from exercise of stock options                                 736,786              233,293
Proceeds from issuance of Common Stock                                2,250,000                 -
Common Stock Repurchased                                                                  (2,453,665)
                                                                  ----------------     ---------------
      Net cash provided by (used in) financing activities             2,986,786           (2,220,372)
                                                                  ----------------     ---------------


Net increase (decrease) in cash and cash equivalents                    411,622           (4,006,425)

Cash and cash equivalents, beginning of period                        1,544,451            6,276,987

                                                                  ----------------    ----------------
Cash and cash equivalents, end of period                             $1,956,073           $2,270,562
                                                                  ================    ================






See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (the "Company"). The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1996 on Form 10-KSB.

2.       INVESTMENT IN FUND

                  A wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), serves as general partner of a domestic private investment fund. The Company is also a limited partner in the fund. The value of the Company's investment in the fund decreased from $4,947,500 at December 31, 1996 to $3,888,217 at September 30, 1997. This decrease resulted from net depreciation in the fair value of the Company's investment in the fund and from a withdrawal of $900,000 by the Company in February 1997. Selected unaudited financial information for the fund (which is an affiliate of the Company) as of September 30, 1997 and for the nine months then ended is as follows:

                  Assets (at fair value)                $     93,428,203
                  Liabilities                                 46,102,880
                  Partners' Capital                           47,325,323
                  Net income of the fund                $      3,242,622

                  The net appreciation in the fair value of the Company's investment in the fund for the three months ended September 30, 1997 totaled $1,371,887 as compared to net depreciation of $773,847 in 1996. During the nine months ended September 30, 1997 the Company's net depreciation in the fair value of investment in the fund was $159,283 as compared to net depreciation of $481,890 in 1996.

3.       INVESTMENT MANAGEMENT SERVICES

                  The Company, through WTCM, provides investment management services to the domestic fund referred to in Note 2, and to an offshore private investment fund, which commenced operations in January 1996. The Company has no investment in the offshore fund. The Company is entitled to receive a management fee equal to 1/4 of 1% of the net asset value of the domestic fund, calculated as of the last business day of each quarter, and a management fee equal to 1/8 of 1% of the net asset value of the offshore fund, calculated monthly. Total management fees for the nine months ended September 30, 1997 were $319,335, as compared to $487,495 in 1996.

                  Total equity under management by the Company as of September 30, 1997 for both the domestic and offshore funds was approximately $57 million.

                  WTCM is also entitled to receive a special allocation equal to 20% of the net income, if any, of each of the funds (not including income earned on its own investment), subject to certain limitations, calculated at year end, which is December 31st for the domestic fund and June 30th for the offshore fund. If the amount of the special allocation for both the domestic and offshore funds were calculated as of November 10, 1997 a gain of approximately $1,691,000 and $533,000, respectively, would have been earned by the Company; however, as the ultimate amount to be earned is dependent on the performance of the funds through December 31st and June 30th, and may decrease as well as increase, benefits (if any) are not recorded until December 31, 1997 and June 30, 1998, respectively. The special allocation for the fiscal period ended June 30, 1997 and 1996, relating to the offshore fund, totaled $61,617 and $150,297, respectively.

4.       STOCK OPTIONS

                  During the nine months ended September 30, 1997, the Company granted 327,000 options to purchase the Company's Common Stock; 152,645 options were exercised (providing proceeds of $736,786), and; 234,434 options were canceled. Of the total granted, all options were granted under Company stock option plans which expire at various dates through September 2007.

5.         RECENTLY ISSUED ACCOUNTING STANDARDS

                  Earnings per Share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which simplifies the standards for computing earnings per share by establishing a new standard for presenting earnings per share. The Company will begin reporting earnings (loss) per share according to this new standard for the year ended December 31, 1997, requiring all prior period earnings per share data (including interim periods) to be restated to conform with the provisions of the new statement. Loss per share amounts for the three and nine months ended September 30, 1997 and 1996, computed under this new standard are not expected to be materially different from the per share disclosed in the accompanying financial statements.

               Disclosure of Information about Capital Structure. In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure", which becomes effective for the Company's 1997 year-end consolidated financial statements. SFAS No. 129 requires an entity to describe the pertinent rights and privileges of its various securities outstanding. Management of the Company believes that adoption of SFAS No. 129 will not have a significant impact on the Company's present disclosure.

                  Reporting Comprehensive Income. In September 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise from transactions and other events and circumstances from nonowner sources, in the Company's consolidated financial statements. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the consolidated financial statements of the Company.

                  Disclosure about Segments of an Enterprise and Related Information. In September 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 131 requires that a public business enterprise report certain financial and descriptive information about its reportable operating segments. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the consolidated financial statements of the Company.

6.         SALE OF COMMON STOCK

                  On May 1, 1997 the Company entered into Stock Purchase Agreements with two parties unrelated to the Company, providing in the aggregate for the private sale of 328,678 shares of Common Stock for a total purchase price of $2,000,000. These shares were sold pursuant to an exemption from registration under the Securities Act of 1933. On June 30, 1997 the Company entered into a Stock Purchase Agreement with Wise Partners, L.P. providing for the sale of 31,496 shares of Common Stock for an aggregate purchase price of $250,000. The Company granted each of these investors registration rights in respect of the shares. Wise Partners, L.P. is a limited partnership of which the Chief Executive Officer of the Company, Jonathan L. Steinberg, is the General Partner and Saul Steinberg, a beneficial owner of over 19% of the Company's Common Stock, is a limited partner.

7.       LITIGATION

                  The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

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

Results of Operations

         Total revenues for the three and nine months ended September 30, 1997 were $5,193,350 and $11,024,262, respectively, a 105% and 26% increase from the corresponding periods of the previous fiscal year.

         Revenues from financial information services for the three and nine months ended September 30, 1997 were $3,679,464 and $10,744,354, respectively, a 17% and 26% increase from the corresponding periods of the previous fiscal year.

         Circulation revenues for the three and nine months ended September 30, 1997 were $893,165 and $3,012,876, respectively, a 37% and 29% decrease from the corresponding periods of the previous fiscal year. Subscription revenues for the Company's flagship magazine, Individual Investor, decreased by 35% and 34%, respectively, for the quarter and year to date. Newsstand revenues for the magazine remained unchanged for the third quarter and increased by 18% for the year to date. Subscription revenues for the Company's newsletter, Individual Investor's Special Situations Report (SSR), decreased 55% and 35%, respectively, for the quarter and year to date. Management attributes the decreases in circulation revenues of Individual Investor and SSR to the reduction of direct mail and television campaigns in favor of other sources for subscribers that will provide for continuing numbers of new subscribers with lower marketing expenses but less subscription revenue. Individual Investor had average paid circulation of over 458,000 in the third quarter of 1997, as compared to average paid circulation of over 345,000 in the third quarter of 1996. SSR had over 9,000 average paid subscribers in the third quarter of 1997 as compared to 21,000 in the third quarter of 1996. This decrease is a direct result of a reduction of television campaign promotions.

         Advertising revenues for the three and nine months ended September 30, 1997 were $2,416,561 and $6,778,303, respectively, a 70% and 104% increase over the corresponding periods of the previous fiscal year. This is a result of a greater number of advertising pages sold, increased advertising rates per page, and an increased mix of higher margin consumer advertisers. As a result of the increase in paid circulation of Individual Investor, the Company increased its advertising rates by approximately 43% in June 1996, 40% in November 1996, and is currently implementing an increase of 18% in November 1997. Management anticipates, but can give no assurance, that in the near term there will be advertising revenue growth from the rate increases implemented in 1996 and 1997, and that the number of advertising pages sold will continue to increase. Management also expects to continue to attract higher margin consumer advertisers. The Company also launched a new publication, Ticker (sm), in October 1996. Ticker, with a controlled circulation of 75,000 brokers and financial advisers, has sold advertising space to a number of leading advertisers, resulting in revenues of $377,953 and $864,564 for the quarter and year to date, respectively. In addition, during the third quarter the Company generated $32,246 of advertising revenues relating to its online operations.

         List rental and other revenues for the three and nine months ended September 30, 1997 were $369,738 and $953,175, respectively, a 21% increase and 2% decrease from the corresponding periods of the previous fiscal year. The increase for the quarter relates primarily to higher list rental activity and reprint income. This decrease for the nine months results from lower list rental revenues, offset in part by higher levels of reprint and other income. The decrease in list revenue is a direct result of changes in the mix of subscribers to Individual Investor as a result of the Company's lessened reliance on direct mail and television marketing efforts during the nine month period.

         Investment management services revenues for the three and nine months ended September 30, 1997 were $141,999 and $439,191 respectively, a 17% and 36% decrease from the corresponding periods of the previous fiscal year. Revenues from investment management services are a combination of management fees, being 1 to 1-1/2 percent of assets under management, and a special profit allocation, being 20% of defined performance, with additional revenues being contributed as a result of the Company's portfolio consulting activities. Total equity managed by the Company was approximately $57 million as of September 30, 1997 as compared to $66 million as of September 30, 1996. Management fees earned by the Company decreased for the quarter and nine months ended September 30, 1997 by 16% and 34%, respectively. The special profit allocation relating to the offshore fund, which is recognized annually in the second quarter also declined to $61,617 in 1997 from $150,297 in 1996. During the nine months ended September 30, 1997 investors in the funds made net withdrawals in excess of additional investment contributions of approximately $12.8 million. The Company also anticipates that investment management services revenues will vary from period to period, because the managed funds are invested primarily in the relatively volatile small-cap U.S. equity market. For the three months ended September 30, 1997, the managed funds experienced positive performance, which followed significant negative performance in the first half of 1997. There can be no assurance as to the funds' performance for 1997 or that each of the managed fund's asset bases will be maintained at current levels by the investors participating in such funds.

         Net appreciation in the fair value of the Company's investment in the private domestic investment fund totaled $1,371,887 for the quarter ended September 30, 1997 as compared to net depreciation of $773,847 in 1996. For the year to date, the net depreciation was $159,283 as compared to net depreciation of $481,890 in 1996. Net appreciation (depreciation) in the fair value of investment in the fund represents both realized and unrealized earnings (losses) of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments as described above, will vary significantly from period to period and may result in losses as well as income. No assurance can be given that the Company will record income from its investments in future periods.

         Total operating expenses for the three and nine months ended September 30, 1997 were $5,254,093 and $14,850,883, respectively, a 27% and 36% increase from the corresponding periods of the previous fiscal year.

         Editorial, production and distribution expenses for the three and nine months ended September 30, 1997 increased 49% and 52%, to $2,494,185 and $6,819,060, respectively. The increase for the three and nine months relates to additional production and distribution expenses for Individual Investor, due to additional copies printed for newsstand sales, and a larger subscriber base. These costs include $373,092 and $1,052,472 for the three and nine months, respectively, that were incurred for the production, printing, editing, fulfillment and distribution of Ticker. The Company has also incurred expenses totaling $255,941 and $540,510 during the three and nine months, respectively, related to the establishment of an online service. Management anticipates expenses relating to online services to increase as development continues. While additional investment is necessary to complete its development, management intends to incur these expenses in a controlled manner to help achieve the Company's ultimate goal of profitability. Editorial, production and research salaries and related expenses have been increased to aid growth in the Company's current publications as well as to support the launch of Ticker and the online service.

         Promotion and selling expenses for the three and nine months ended September 30, 1997 increased 6% and 25%, to $1,546,787 and $4,542,980, respectively. Advertising salaries, payroll taxes and commissions have increased as a result of higher advertising revenues, new sales personnel, and outside sales representatives added in 1997 in an attempt to further increase advertising revenues, and to develop advertising for Ticker.

         General and administrative expenses for the three and nine months ended September 30, 1997 increased 19% and 22%, to $1,110,066 and $3,253,191, respectively. General and administrative salaries, payroll taxes, and employee benefits increased for the three and nine months ended September 30, 1997 as compared to the corresponding periods of the previous year. These increases related to the addition of personnel, as well as increases in compensation, postage, telephone, office supplies and related office expenses.

         Depreciation and amortization expense for the three and nine months ended September 30, 1997 increased 75% and 69%, to $103,055 and $235,652, respectively. The increase in 1997 is primarily attributable to depreciation of office furniture and computer equipment purchased for additional personnel.

         Interest and other income for the three and nine months ended September 30, 1997 decreased to $26,236 and $57,426, respectively, as compared to $27,333 and $155,744 for the corresponding periods of the previous year. This decrease is primarily due to reduced levels of cash invested by the Company.

         The Company's operating losses for its financial information services operations approximated $1.3 million for the quarter and $3.3 million for the nine months ended September 30, 1997, as compared to $0.7 million and $1.7 million for the same periods in 1996. These increased losses relate in part to the investment in the online services and development of Ticker. For the nine months ended September 30, 1997 the Company invested $0.5 million in its online services and incurred an operating loss of $0.6 million relating to Ticker. The Company has consciously decided to make these investments because of the Company's belief in their potential value in the future.

         The Company's net losses for the three and nine months ended September 30, 1997 were $34,507 and $3,769,195 as compared to $1,564,273 and $2,033,599 for the same periods in 1996. No income taxes were provided in 1997 or 1996 due to the net losses sustained. The net loss per common and equivalent share for the three and nine months were $0.01 and $0.59, respectively, as compared to net loss per common and equivalent share of $0.26 and $0.33 for the three and nine months ended September 30, 1996.

Liquidity and Capital Resources

         As of September 30, 1997, the Company had working capital of $1,577,360 and cash and cash equivalents totaling $1,956,073. This represents a decrease in working capital of $190,451 and an increase in cash and cash equivalents of $411,622 since December 31, 1996.

         The Company will incur ongoing expenses in the development of its business operations, which are expected to be funded by the Company's working capital. Nevertheless, the Company believes that its cash, working capital and investments will be sufficient to fund its operations and capital requirements through 1998. As of September 30, 1997, the total value of the Company's investment in the domestic private investment fund was $3,888,217. This investment is available, subject to market fluctuations and liquidity, to provide working capital to fund the Company's operations. In February 1997, the Company redeemed $900,000 from this investment. No assurance can be given that the Company's investment will increase in value, and it may decline in value.

         As a result of the current levels of revenues and expenses, the Company anticipates that it will continue to incur net losses in its quarterly results for its information services operations in the near-term. The Company's quarterly results will increase or decrease depending on the results of the money management operations.

         In August 1997 the Company retained the investment banking firm of Bear, Stearns & Co. Inc. to assist the Company in exploring strategic initiatives to enhance shareholder value. With the assistance of Bear Stearns, the Company will focus on alternatives including identifying and evaluating potential strategic partners seeking minority investment positions in the Company's information services business.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           PART II- OTHER INFORMATION

ITEM 1 - Legal Proceedings

         On July 31, 1997, Richard and Sandra Tarlow, former limited partners of WisdomTree Associates, L.P., the domestic private investment fund managed by a subsidiary of the Company, initiated an action in the Supreme Court of the State of New York against WisdomTree Associates, L.P. and each of Robert Schmidt and Jonathan Steinberg individually. WisdomTree Associates, L.P. and the other defendants moved to dismiss this action based on Plaintiff's failure to serve a complaint. On October 21, 1997, the Tarlows' lawsuit was Dismissed Without Prejudice by Order of the Supreme Court of the State of New York.

         Because certain rights in and to the use by the Company of the name INDIVIDUAL INVESTOR may derive from that certain Trademark License Agreement between the Company's predecessor and the American Association of Individual Investors ("AAII") dated June 19, 1992 (the "Trademark License Agreement"), and because the Trademark License Agreement provides that certain prosecution of violations shall first be referred to AAII, the Company has given AAII repeated notice of several uses of the INDIVIDUAL INVESTOR and related marks which the Company believes infringe rights granted under the Trademark License Agreement and possibly other rights held by the Company. AAII has given a notice to cease and desist such conduct to certain of these parties, including such a notice sent to Phillips Publishing, Inc. ("Phillips") in July 1997. Phillips has continued to use the mark, in connection with its further publication of "The Individual Investor's Inside Track". Further, Phillips and its list rental agent The Specialists, Ltd. ("TSL") pursued a persistent and deliberate course of conduct to violate rights in and to the trademark INDIVIDUAL INVESTOR and the Company's common law and contractual protections in that Phillips, even after receiving notice of its infringing conduct and a demand to cease and desist, not only continues to infringe the mark, but has done so in promotional materials specifically targeted at subscribers of the Company's INDIVIDUAL INVESTOR Magazine after contracting to mail different pieces to that list of the Company's subscribers. In response to the Company's first call to Phillips' attorneys during the first week of September 1997 respecting their separate misuse of the Company's rented list, Phillips then filed against AAII a Petition to Cancel Registration of the federally registered mark "The Individual Investor", in the United States Patent & Trademark Office. When the Company met with AAII to seek AAII's prosecutorial initiative, AAII informed the Company that, absent a new and substantial payment of monies in excess of those already paid by the Company as consideration under the Trademark License Agreement, AAII intended to settle and/or default in respect of AAII's action to the derogation of the Company's related mark and rights.

         On October 30, 1997, the Company filed a civil action in the United States District Court For the Southern District of New York captioned Individual Investor Group, Inc. V. Phillips Publishing, Inc., American Association of Individual Investors, Inc., and The Specialists, Ltd. The Complaint alleges False Designation of Origin Under 15 U.S.C. 1125(a), Common Law Trademark Infringement, Violation of the New York General Business Law 349, Dilution of Plaintiff's Trademark Under New York General Business Law 368-d, Federal Trademark Infringement, Dilution Under 15 U.S.C. 1125(c), Common Law Unfair Competition, and Breach of Contract against defendants Phillips and TSL. Based primarily on AAII's stated intention not to prosecute, the Complaint also names AAII as a party defendant with an allegation of Breach of Contract. Service of the Complaint has yet to be effected.

         In response to the Company's notice to AAII's counsel respecting the filing of the above action, on November 5, 1997, AAII sent notice to the
Company: (i) stating that, on November 4, 1997, AAII initiated an action in the United States District Court for the Northern District of Illinois against Phillips, with respect to which AAII states Phillips has waived service of process, alleging trademark infringement, violation of Lanham Act 43(a) and unfair competition, and, (ii) giving the Company notice of AAII's position that "...under paragraph 8 of the license agreement [the Company] breached the license agreement by contending in its complaint that it has rights in the INDIVIDUAL INVESTOR mark, apart from the rights arising from the license agreement [by the statement in the Company's Complaint that] "INDI's rights in and to the common law mark INDIVIDUAL INVESTOR are based, inter alia, on its nationwide publication of INDIVIDUAL INVESTOR Magazine...". We thus give [the Company] notice under paragraph 8 of this Agreement that [the Company] is in material breach and that [the Company's] license will be terminated for cause unless [the Company] cures this breach within 30 days ".

         On November 6, 1997, counsel for the Company spoke with counsel for AAII, at which time AAII's representatives informed counsel for the Company that AAII was engaged in settlement discussions with Phillips wherein AAII has proposed that Phillips would agree not to use the mark INDIVIDUAL INVESTOR but Phillips would be permitted to use the phrase "individual investor" in a purely descriptive sense. The Company and AAII have agreed that AAII will keep the Company advised of the progress of the settlement negotiations with Phillips.
Accordingly, because such a settlement would be satisfactory to the Company notwithstanding the separate complaints the Company has against Phillips based primarily in Phillips fraudulent use of the INDIVIDUAL INVESTOR subscriber list, the Company has determined to hold-off on serving the named defendants in the Southern District of New York action pending a near-term settlement of the actions between AAII and Phillips which accomplishes a cessation of Phillips infringing conduct reasonably satisfactory to the Company.

         The Company's counsel has also discussed with AAII's counsel the Company's willingness, subject to the satisfactory settlement between AAII and Phillips and subject to AAII's acknowledgment that any breach of the Trademark License Agreement as above stated has thus been cured, to amend its Complaint to remove AAII as a defendant and to eliminate from the Complaint such aspects of the allegations against Phillips and TSL which AAII and the Company may agree should be subsumed by the AAII-Phillips litigation and settlement.

ITEM 2 - Sales of Unregistered Securities

--------------- ---------------------- ----------- ----------------------------- -------------- ----------------------------
                                                   Consideration received and    Exemption      If option, warrant or
Date of sale    Title of security        Number    description of underwriting   from           convertible security,
                                          Sold     or other discounts to         registration   terms of exercise or
                                                   market price afforded to      claimed        conversion
                                                   purchasers
--------------- ---------------------- ----------- ----------------------------- -------------- ----------------------------
--------------- ---------------------- ----------- ----------------------------- -------------- ----------------------------
7/97 -9/97      options to purchase      20,000    options granted - no          Section 4(2)   vesting over a period of
                common stock granted               consideration received by                    three years from date of
                to employees,                      Company until exercise                       grant, subject to certain
                directors and                                                                   conditions of continued
                consultants                                                                     service; exercisable for a
                                                                                                period lasting ten years
                                                                                                from date of grant at an
                                                                                                exercise price $8.00
--------------- ---------------------- ----------- ----------------------------- -------------- ----------------------------


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 12, 1997

                         INDIVIDUAL INVESTOR GROUP, INC.




                          By: /s/ Jonathan L. Steinberg
                              -------------------------
                              Jonathan Steinberg, CEO and Chairman of the Board





                          By: /s/ Scot A. Rosenblum
                              -----------------------
                              Scot Rosenblum, Vice President and
                              Chief Financial officer





                          By: /s/ Henry G. Clark
                              ------------------------
                              Henry G. Clark, Controller
                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.              Description                                    Page


      27                    Financial Data Schedule September 30, 1997      19