Form 10KSB
period 1997-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 1998-03-31
CIK 880631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
X Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 1997 Transition report under Section 14 of 15(d) of the Securities Exchange Act of 1934 For the transition period from to_____

                        Commission file number: 1-10932
                        INDIVIDUAL INVESTOR GROUP, INC.
                 (Name of Small Business Issuer in its Charter)
            Delaware                          13-3487784
  (State or Other Jurisdiction of             (IRS Employer
 Incorporation or Organization)               Identification No)
                  1633 Broadway, 38th Floor, New York, NY 10019
               (Address of Principal Executive Offices) (Zip Code)
         Issuer's Telephone Number, Including Area Code: (212) 843-2777

     Securities registered under Section 12(b) of the Exchange Act: NONE

     Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year  $15,450,150

As of March 6, 1998, the aggregate market value of the Registrant's Common Stock (based on the average bid and asked quotations of the Common Stock on that date on NASDAQ) held by non-affiliates of the Registrant, was approximately $31,233,496.

As of March 6, 1998, 7,211,319 shares of the Common Stock of the Registrant were outstanding.

          Transitional Small Business Disclosure Format Yes No x

DOCUMENTS INCORPORATED BY REFERENCE The information required in Part III by items 9, 10, 11 and 12 is incorporated by reference to the Registrant's proxy statement in connection with the Annual Meeting of Stockholders to be held June 17, 1998, which will be filed by the Registrant within 120 days after the close of its fiscal year.

                            EXHIBIT INDEX - Page 33
                               Page 1 of 41 Pages

PART I
ITEM 1. BUSINESS

FINANCIAL INFORMATION SERVICES

Individual Investor Group, Inc. and its subsidiaries (the "Company") are primarily engaged in providing financial information services. The Company's information services operating subsidiaries are focused on providing research and analysis of investment information to individuals and investment professionals through a variety of publications and an online service. The Company publishes and markets Individual Investor magazine, Ticker(sm) magazine, Individual Investor Online (www.iionline.com), Individual Investor's Special Situations Report, and the recently launched INDI 500(sm) index.

Individual Investor Magazine

The Company's flagship publication, Individual Investor, is a consumer-oriented monthly investment magazine that offers commentary and opinion on investment ideas. Individual Investor seeks differentiation among personal finance magazines through its focus on identifying and recommending investment opportunities on the basis of in-house research that uses proprietary analysis. Individual Investor's editorial focus is based on analysis of investment opportunities in public companies and mutual funds believed to have the potential to achieve returns higher than those of the general market. In addition to investment ideas, the publication seeks to provide the investor with tools and knowledge to help with investment decisions.

Individual Investor is printed on a glossy, coated paper stock and has a basic annual subscription rate of $22.95 ($2.95 newsstand price). Individual Investor had a total paid subscriber and newsstand circulation of approximately 500,000 in March 1998, compared with total circulation of approximately 425,000 in March 1997. Individual Investor's revenue from advertising, circulation, list rental and other sources aggregated $12,457,928, which is 81% of the Company's total revenues for the year ended December 31, 1997.

Ticker Magazine

In October 1996 the Company began publishing Ticker magazine, a monthly trade publication distributed without charge to a controlled circulation of 75,000 brokers, financial advisers and financial industry managers. In February 1998 the Company increased the circulation to 90,000, and concurrently implemented a proportionate increase in advertising rates, which went into effect that month. Ticker focuses on providing investment professionals with information to help increase their business, manage their accounts more effectively, and improve results for their clients. Ticker publishes articles on stocks, bonds, and mutual funds, and it features interviews with selected analysts and research specialists. Focus groups conducted in 1997 by Strategic Focus, Inc., consisting of brokers and financial planners, indicated that, "In its first year of publication, Ticker has established itself at the top end among controlled circulation investment magazines." Ticker, now distributed primarily on a monthly basis, mailed 10 issues in 1997. Ticker's revenue from advertising, list rental and other sources totaled $1,275,062 for 1997, which is 8% of the Company's total revenues for the year ended December 31, 1997.

Individual Investor Online

The Company's web site for Internet users, www.iionline.com, provides investment information and analysis for individual investors. Drawing on the research-driven editorial focus of the Company's publications, www.iionline.com provides users with research, analytical tools, and financial information, which enables interaction between the Company's community of readers and analysts. As of March 6, 1998, www.iionline.com had approximately 74,000 registered users and was generating approximately one million page views per month. The web site generated $210,020 in revenues, primarily from advertising, during the last four months of the year, which is 1.4% of the Company's total revenues for the year ended December 31, 1997.

The Company's strategy is to increase page views significantly by offering certain of its proprietary content to other heavily trafficked online services including Yahoo!, AOL's Digital City New York, and Quote.Com. Those sites boast traffic that ranges up to 65 million page views per day. These content-sharing arrangements are accomplished at little or no cost by using existing content (e.g., "Stock of the Day," "Industry Analysis," and "Magic 25 Week in Review"). In exchange for providing proprietary content to those heavily trafficked sites, they provide hyperlinks to www.iionline.com. If the arrangements are successful in generating traffic to the Company's site, the Company anticipates revenue from banner and sponsorship advertising to increase. The Company believes it may also be able to generate revenue in the future by imposing a subscription charge for online users who are not subscribers to the Company's magazines. The Company also intends to license its content to other parties for a fee.


INDI 500

The Company has developed the INDI 500 index of small-cap stocks, which is listed on the American Stock Exchange ("AMEX") under the ticker symbol NDI. The index is comprised of companies selected primarily based upon earnings growth and will be adjusted quarterly. Companies considered for inclusion must have a market capitalization between $100 million and $2 billion, show earnings growth in excess of 50% in their most recent quarter, and have at least $.05 per share in their most recent quarterly earnings and positive revenue comparisons. The Company has retained Lipper Analytical Services to help publicize and disseminate the INDI 500 in order to achieve regular publication of the index value in key financial media.

The Company intends to offer licensed use of the INDI 500 as the basis for trusts and other derivative products which can be offered by one or more independent issuers. The Company will seek to earn revenues from fees based on the dollars invested in any such product. Although the Company has received indications of interest, the Company cannot yet forecast the rate at which such fees will be set or the revenues to be generated from this product line.

Individual Investor's Special Situations Report Newsletter

The Company also publishes Individual Investor's Special Situations Report ("SSR"), a monthly 12-page report that is mailed first class to subscribers. Each issue of SSR features one new stock investment recommendation, including a detailed research report that discusses the featured company's operating history, future plans, management, and specific financial projections. In addition, each issue reports on recent company developments of previously recommended stocks and gives buy, hold, or sell recommendations on those stocks. SSR was developed by the Company and launched in December 1989. The basic annual subscription price is $165. As of March 1998, SSR had approximately 5,000 paid subscribers, compared with 11,100 in March 1997. SSR's revenue from circulation and list rental aggregated $919,189, which is 6% of the Company's total revenues for the year ended December 31, 1997. In addition to the Company's distribution of SSR via first class mail, the Company is considering the possibility of distributing SSR through the Internet.

Circulation and Marketing

Circulation revenue from subscriptions for all publications accounted for approximately 26% of the revenues of the Company for the year ended December 31, 1997 as compared to 43% for 1996. Circulation revenues for 1997 were $3,953,285 as compared to $5,611,099 in 1996. The Company obtains subscriptions for Individual Investor through leading subscription agencies, such as American Family Publishers and CAP Systems (airline frequent-flyer promotions). The Company also solicits subscriptions for Individual Investor through direct-mail marketing promotions, television, radio, and the Internet.

Individual Investor is distributed for sale on newsstands ("single-copy sales") throughout the United States by an independent distributor. Single-copy sales accounted for approximately 5% of the of the Company's revenues for the years ended December 31, 1997 and 1996. Single copy revenues for 1997 were $750,321 as compared to $712,105 in 1996. The average monthly paid single-copy sales increased from 38,027 in 1996 to 46,459 in 1997. The Company has and is continuing to expand Individual Investor's newsstand presence and nationwide sales distribution. Effective July 1998 the Company is changing its distributor to International Circulation Distributors, a subsidiary of The Hearst Corporation.

Ticker is a controlled-circulation magazine distributed to brokers, financial advisors and financial- industry professionals, whose names are obtained from lists acquired by the Company, who must respond that they want to continue receiving the publication in order to stay on the circulation list.

SSR is  sold by  subscription  only.  The  Company  uses  targeted  direct  mail
solicitation   to  promote  SSR  and   concentrates  on   cross-marketing   this
higher-priced publication to the larger Individual Investor subscriber base.

The Company markets its online service through the content-sharing arrangements described above as well as through print advertisements in its publications.


Advertising

Advertising revenues accounted for 62% of the Company's total revenue for the year ended December 31, 1997 as compared to 42% for 1996. Advertising revenues for 1997 were $9,578,573 as compared to $5,488,157 in 1996. Advertising revenue is derived primarily from Individual Investor and Ticker magazines. Advertising sales efforts are performed by the Company's employees and by outside sales representatives located throughout the United States. In addition, the Company's web site, www.iionline.com, began to generate revenue in the last four months of 1997. The Company uses an independent sales agent, Doubleclick Inc., to sell and deliver banner and sponsorship advertising on www.iionline.com.

Advertising   is  sold   primarily   to   three   types  of   advertisers:   (1)
financial-services companies, including brokerage firms, mutual funds, and companies that provide investment-oriented products; (2) consumer advertisers, including marketers of automobiles, computer products, clothing, and accessories; and (3) public companies interested in attracting the publications' readers as investors. Increased visibility and circulation of Individual Investor have provided much of the growth in advertising revenue.

On the basis of independent subscriber studies, the Company believes that the subscribers of Individual Investor and Ticker are financially sophisticated individuals with substantial net worth, several years of investing experience, and significant investment portfolios. The Company believes that those demographics are a valuable tool in marketing advertising space in Individual Investor and Ticker and on www.iionline.com.

The Company intends to increase advertising revenue by targeting national consumer advertisers in such industries as automobiles, technology products, and insurance. The Company believes that the growing circulation of Individual Investor, the increased circulation base for Ticker, and the development of www.iionline.com, as well as increased product awareness, will continue to attract more attention to the magazines as an advertising medium. If the Company can continue to increase the circulation base of Individual Investor, the Company believes that it will be able to continue to increase its advertising rates. In addition, if the number of page views on www.iionline.com increase, the Company expects advertising revenues in this medium to grow.

List Rental Revenue

The Company earned 7% of its revenue from list rentals for the year ended December 31, 1997, compared with 9% in 1996. List rental revenues for 1997 were $1,039,833 as compared to $1,235,980 in 1996.The Company utilizes the services of Rickard List Marketing, an independent list-management agent, to promote the rental of the Company's subscriber lists.

Competition

The Company competes against other publications for both subscribers and advertisers in the financial and consumer categories. The circulation of the Company's publications and its revenue from circulation are smaller than the circulation and revenue of most of its competitors. Some of the publications that compete in Individual Investor's marketplace, are Money, Smart Money, Kiplingers and Worth. In addition the magazine competes against publications with a broader editorial focus, including The Wall Street Journal, Forbes, Business Week, and Fortune. Ticker competes for advertising and readership with other publications that target brokers, financial advisers and financial industry managers. Those publications include Registered Representative, Institutional Investor, Research and On Wall Street. The Company competes with various online services including The Street.com, Yahoo! Finance, Microsoft Investor, Motley Fool, as well as those sponsored by other publishers including Money and Smart Money. The Company also competes with other online services, research reports, newsletters, and other publications and services offered by financial investment houses and publishers.

Production and Operations

All preliminary research and analysis is done by in-house research and editorial staff. After the editorial content of the Company's publications is determined, the articles are assigned to either in-house writers and researchers or freelance writers. The financial tables included in Individual Investor are provided by various vendors. The Company selects independent printers based on their production quality and competitive costs and service. The Company uses in-house software and hardware in the composition and layout of its publications.

The Company uses an outside fulfillment service to manage its subscriber files. The service includes receiving subscription orders and payments, sending renewal and invoice notices to subscribers, and generating the subscribers' labels and circulation information reports each month.

INVESTMENT MANAGEMENT SERVICES

The Company is also engaged in the investment management services business.

WisdomTree

A wholly-owned subsidiary of the Company, WisdomTree Capital Management, Inc. ("WTCM"), serves as general partner of (and investor in) a domestic private investment fund known as WisdomTree Associates, L.P. ("WTA"). The Partnership commenced operations on July 19, 1993. During 1996 WTCM, with the consent of a majority of the limited partners, resolved to continue the partnership through December 31, 1998. The Company, through WTCM and its wholly-owned subsidiary, WisdomTree Administration, Inc. ("WTAI"), provides investment management services to this fund, and to an offshore private investment fund, known as WisdomTree Offshore, LTD ("WTOL"), which commenced operations in January 1996. The funds specialize in investing in securities of relatively small, less well-known public companies. The primary strategy in selecting these securities is to focus on rapid growth in revenues and earnings which are expected to result in above average increased share prices.

WTCM is entitled to receive a special allocation equal to 20% of the net income, if any, of the funds (not including income earned on its own investment), subject to certain limitations, calculated at year end, which is December 31st for WTA and June 30th for WTOL. The total special allocations received from WTA and WTOL in 1997 were $948,086, as compared to $225,405 in 1996.

WTAI receives a management fee equal to 1/4 of 1% of the net asset value of WTA, calculated as of the last business day of each quarter, and a management fee equal to 1/8 of 1% of the net asset value of WTOL, calculated monthly. Management fees for the year ended December 31, 1997 totaled $442,320, as compared to $668,801 in 1996.

Total equity under management by the Company as of December 31, 1997 for both funds totaled approximately $47 million as of December 31, 1997 as compared to approximately $66 million in 1996. The Company is currently assessing the suitability of this business within the context of its strategic plans and will consider the desirability of continuing, discontinuing or selling the business during 1998.

I.I. Strategic Consultants, Inc.

Another wholly-owned subsidiary of the Company, I.I. Strategic Consultants, Inc.
(IIS), provides portfolio consultant services to Reich & Tang, a sponsor and distributor of unit investment trusts, two of which have been marketed under the Company's proprietary America's Fastest Growing Companies ("AFGC") service mark. This operation is being phased out in connection with the Company's strategic emphasis on information services and will be terminated in July 1998.

EMPLOYEES

As of March 6, 1998, the Company employed 78 persons on a full-time basis: 4 executive officers, 14 salespersons and marketers for advertising, 24 researchers, writers and editors, 7 art and production employees, 4 employees who oversee circulation, 4 employees in the investment management fund business, 8 employees in on-line services and 13 administrative, accounting and support personnel. In addition, the Company utilizes varying numbers of freelance writers and interns. The Company also uses the services of outside advertising sales representatives and a newsstand distribution consultant.

INTELLECTUAL PROPERTY

The Company believes that trademarks and service marks are important to its business and actively pursues strategies to protect and strengthen its current marks for use in connection with its products and for future products. The Company is somewhat dependent on the use of certain marks in its operations, particularly the names of its two magazines: Individual Investor and Ticker.

The Company has a perpetual license for use of the trademark INDIVIDUAL INVESTOR. To perfect its interests in this mark the Company filed suit during 1997 against The American Association of Individual Investors, which is the licensor, and a third party, which the Company believed infringed the mark. The litigation was resolved favorably with an agreement by the third party not to further infringe the mark. Nonetheless, the Company has begun negotiations with the licenser to secure assignment of the trademark. There is no assurance the Company will be successful in this negotiation. In any event, the Company will continue to monitor and seek enforcement against any perceived infringement of the mark.

An application to register the trademark TICKER was filed in November 1996 in connection with the launch of this publication. Action on this pending trademark application has been deferred by the Patent and Trademark Office pending the issuance of two other pending applications, one for Global Ticker and one for Snapshot Personal Ticker. The Company believes that these marks are not confusingly similar and will pursue registration of this mark.

The Company also has registered the trademarks MAGIC 25 and AMERICA'S FASTEST GROWING COMPANIES. The Company uses these marks regularly in its publications and has licensed the latter in connection with certain other business activities.

During 1997, the Company also undertook the development of intellectual property rights with respect to several new marks which the Company intends to use in connection with planned and/or potential business activities or, alternatively, to sell to third parties.

In connection with the Company's launch of the INDI 500 index of small cap stocks, the Company has made several applications to register an INDI family of marks. The first, for INDI alone, will be published for opposition in March 1998 and the second, for INDI 500, will be published sometime shortly thereafter. If no one successfully opposes these marks, trademark registrations will be issued.

ITEM 2. PROPERTIES

The Company leases 28,000 square feet of office space for its corporate office at 1633 Broadway in New York, New York. The lease runs through March 30, 1999 and provides for an aggregate annual rent of $544,000 plus escalation costs. The Company anticipates that it will relocate its corporate office at the end of this lease at a significantly higher rental rate. The Company is currently commencing its search for alternative space and believes that it will find suitable space of comparable size but will incur expenses in connection with its move and for capital improvements for its new space.

The Company also leases 10,000 square feet at its previous location, also in New York City, which has been sublet as of February 1996 to a third party. The lease for its former office space expires March 1, 2005, and provides for an aggregate annual rent over the term of the sublease ranging from $160,000 to $210,000 plus escalation costs. The sublease also expires on March 1, 2005, and provides for aggregate annual rental receipts ranging from $160,000 to $205,000 over the term of the sublease plus escalation costs.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On December 9, 1996 the Company's Common Stock commenced trading on The Nasdaq National Market, which is the principal trading market for the Company's Common Stock, under the symbol INDI. The Company's Common Stock had been quoted on the Nasdaq SmallCap Market and the Boston Stock Exchange since the Company's initial public offering on December 4, 1991, under the symbol INDI.

The table below sets forth for the periods indicated the high and low bid price quotations on the Nasdaq National Market, and The Nasdaq Small Cap Market for the Company's Common Stock.
      1997:                                 Low ($)    High ($)
      First Quarter                         6          9 1/2
      Second Quarter                        5 3/8      8 5/8
      Third Quarter                         6 3/4      8 1/4
      Fourth Quarter                        5 7/8      7 7/8


      1996:
      First Quarter                         5 3/8      7
      Second Quarter                        5 7/8      13 1/2
      Third Quarter                         6 3/4      10 1/4
      Fourth Quarter                        6 3/4      8 1/2

These amounts represent quotations between d ealers in securities, do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. On March 6, 1998, the last sale price for the Company's Common Stock, as reported by Nasdaq, was $ 6.375.

Holders

On March 6, 1998, there were 63 holders of record of the Company's Common Stock. The Company believes that there are in excess of 2,100 beneficial owners of the Company's Common Stock.

Dividends

To date, the Company has not paid any dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain any capital for use in the business.

Sales of Unregistered Securities

-------------- --------------------- ----------- ----------------------------- -------------- -----------------------

                                                   Consideration received and    Exemption      If option, warrant or
Date of sale     Title of security     Number      description of underwriting   from           convertible security,
                                          Sold     or other discounts to         registration   terms of exercise or
                                                   market price afforded to      claimed        conversion
                                                   purchasers
---------------- --------------------- ----------- ----------------------------- -------------- ----------------------------
---------------- --------------------- ----------- ----------------------------- -------------- ----------------------------
12/31/97         Common Stock           489,795    $3,000,000                    Section 4(2)                -
---------------- --------------------- ----------- ----------------------------- -------------- ----------------------------
---------------- --------------------- ----------- ----------------------------- -------------- ----------------------------
10/97 -12/97     Options to purchase    172,600    options granted - no          Section 4(2)   vesting over a period of
                 common stock                      consideration received by                    three years from date of
                 granted to                        Company until exercise                       grant, subject to certain
                 employees,                                                                     conditions of continued
                 directors and                                                                  service; exercisable for a
                 consultants                                                                    period lasting ten years
                                                                                                from date of grant at
                                                                                                exercise prices of $6.125
                                                                                                to $7.875
---------------- --------------------- ----------- ----------------------------- -------------- ----------------------------

                                 9
ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

      When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties, some of which are described below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Year  Ended  December 31, 1997 as Compared to the Year Ended  December
31, 1996

     Operating Losses

     The Company's operating loss increased by $1,662,941, or 49%, to $5,029,631 for the year ended December 31, 1997, as compared to $3,366,690 in 1996. This increase in operating loss relates primarily to additional expenses in excess of revenue gains that have been incurred on Ticker and with respect to the launch and development of the online service www.iionline.com. Ticker incurred a negative contribution (before deducting general and administrative expenses) of approximately $0.8 million and the online service incurred a negative contribution (also before deducting general and administrative expenses) of approximately $0.5 million. The Company has made these investments because the Company believes in the potential value of these two products. In addition, during 1997 SSR's profit contribution declined by approximately $0.5 million, to $0.4 million, because of reduced subscription revenues while Individual Investor's profit contribution increased by approximately $0.3 million, to $0.4 million (each before deducting general and administrative expenses). General and administrative and depreciation expenses increased by $0.5 million.

     Revenues

     Total revenues increased 18%, to $15,450,150 for the year ended December 31, 1997, as compared to $13,044,111 for the year ended December 31, 1996.

     Advertising revenues increased 75%, to $9,578,573 for the year ended December 31, 1997, as compared to $5,488,157 in 1996. Individual Investor's advertising revenues increased 58%, to $8,151,599 in 1997, as compared to $5,147,785 in 1996. This increase is primarily due to increased advertising rates per page. As a result of the increase in paid circulation of Individual Investor, effective November 1997 and November 1996 the Company increased its advertising rates by approximately 18% and 40%, respectively. Total advertising pages for Individual Investor declined by approximately 2% in 1997. Although financial advertising pages declined 7%, partially as a result of the above rate increase, the category of higher margin consumer advertising pages increased 32% in 1997. Ticker advertising revenues increased to $1,221,955 for 1997 primarily due to ten issues published in 1997 compared to two in 1996.Also conibuting somewhat to the increase in advertising revene has been the Company's website, www.iionline.com,which generated $210,020 during th lastfour months of the year.

    Circulation revenues decreased 30%, to $3,953,285 for the year ended December 31, 1997, as compared to $5,611,099 in 1996. Individual Investor had total circulation of approximately 500,000 in March 1998, comprised of paid subscribers and newsstand distribution, as compared to total circulation of approximately 425,000 in March 1997. Nevertheless, subscription revenues for Individual Investor decreased 32%, to 2,406,436, while newsstand revenues for the magazine increased by 5%, to $750,321. The decrease in subscription revenues is a direct result of the reduction of direct mail and television campaigns in
favor   of  other  sources  for  subscribers  (such  as  the  use   of
subscription agencies and airline frequent flyer promotions) that provide for continuing numbers of new subscribers with lower marketing expenses but little or no subscription revenue. The Company believes that Individual Investor subscription revenues will stabilize at current levels. Subscription revenues for the Company's newsletter, Special Situations Report, decreased 41%, to 796,528, as a result of a decrease in subscribers. As of March 1998, Special Situations Report had approximately 5,000 paid subscribers as compared to 11,100 in March 1997. This decrease is a direct result of the reduction of television campaign promotions. It is anticipated that subscription revenues for Special Situations Report will continue to decline in the near term, although based on current marketing plans the Company believes that subscriber levels have stabilized. The Company does not currently impose a separate charge for use of its online service.

     List rental and other revenues decreased 5%, to $1,367,883 for the year ended December 31, 1997 as compared to $1,437,786 in 1996. List rental revenue decreased to $1,039,833 for the year ended December 31, 1997 as compared to $1,235,980 in 1996. The decrease in list rental revenue is attributable to reduced demand. Other revenues, which primarily include the sale of reprints from Individual Investor and Ticker magazines and revenues from an affinity credit card agreement, increased to $328,050 in 1997 as compared to $201,806 in 1996.

     Investment management services revenues were $1,448,644 for the year ended December 31, 1997, as compared to $937,406 in 1996. Revenues from investment management services are a combination of management fees, being 1 to 1-1/2 percent of assets under management, and a special profit allocation, being 20% of defined performance (with $58,238 additional revenues being contributed as a result of the Company's portfolio consulting activities). Total equity managed by the Company decreased to approximately $47 million as of December 31, 1997 as compared to $66 million as of December 31, 1996. As a direct result management fees earned by the Company decreased to $442,320 for 1997 as compared to $668,001 in 1996. This decrease in assets under management in 1997 will mean lower management fees in 1998 as compared to 1997. The performance of the managed funds was negative during the year, as compared to positive performance by the Nasdaq Small Cap market and the Russell 2000. The funds also experienced significant volatility during 1997. The value of the funds decreased dramatically in the first quarter of 1997, recovered that loss during the third quarter and then saw a decline again by year end. The Company received special profit allocations on the funds' performance of $948,086 for 1997 as compared to $225,405 in 1996. This was primarily due to the increase in the value of additional investor contributions that were received prior to the positive third quarter performance. As a result of the declining fund performance over the last two years the assets under management continue to decrease. If the negative performance trend continues, the Company's management fees and potential special profit allocation will be adversely affected, and further withdrawals
of assets from the funds can be anticipated. Net withdrawals in excess of contributions from the funds were approximately $13 million for 1997. In the first quarter of 1998 investors in the funds made net withdrawals of approximately $4.4 million. The Company recognizes that volatility in the performance of the Company's investment management services business segment is to be anticipated. There can be no assurance as to the funds' performance in 1998 or that each of the managed fund's asset bases will be maintained at current levels by the investors participating in such funds. The term of the domestic fund expires at the end of 1998 and the continuance thereafter is contingent upon the consent of the limited partners. However, the Company is currently assessing the suitability of this business within the context of its strategic plans and will consider the desirability of continuing, discontinuing or selling the business in 1998.

     Net  depreciation  in fund totaled $898,235 for  the  year  ended
December 31, 1997 as compared to net depreciation of $430,337 in 1996. Net depreciation in fund directly relates to the realized and unrealized  earnings  of the amount invested by  the  Company  in  the domestic fund's portfolio which, because of the nature of the investments as described above, will vary significantly from period to period and may result in losses as well as income. No assurance can be given that the Company will record income from its investments in future periods. As discussed below, unless the Company obtains additional financing from external sources, the Company will need to withdraw all or a substantial portion of its investment, which totaled $4,037,432 at December 31, 1997, in the second or third quarter of 1998.

     Operating Expenses

     Total operating expenses increased 25%, to $20,479,781 for the year ended December 31, 1997 as compared to $16,410,801 in 1996.

     Editorial, production and distribution expenses increased 45%, to $9,672,297 for the year ended December 31,1997 as compared to $6,683,047 in 1996. Individual Investor production costs increased by $782,999, primarily due to approximately 1.7 million additional copies printed in 1997, which reflects the increase in its subscription and newsstand sales. Individual Investor distribution costs increased due to approximately 1.4 million more copies mailed and a slight increase in postage costs. Individual Investor editorial costs increased by $531,158 due to increased personnel costs and other expenses including manuscript preparation, art and design costs. Ticker incurred additional production and distribution costs of $547,048 because Ticker mailed only two issues in 1996, compared to 10 issues for the year ended December 31,1997. Ticker editorial costs also increased by $443,788 due to the full year of staff and related expenses in 1997. The expenses incurred for establishing the Company's website, iionline.com, totaled $1,030,091 for the year ended December 31, 1997 compared to $356,839 in 1996. The Company anticipates doubling its direct expenses relating to online services in 1998 as it continues to increase its investment in this business.

     Promotion and selling expenses increased 11%, to $6,241,793 for the year ended December 31, 1997 from $5,643,447 in 1996. Advertising salaries and commissions have increased 57% as a result of higher advertising revenues and additional sales personnel that have been added. Subscription promotion costs decreased 9% as a result of a decrease in direct mail and television campaigns in 1997.

     General and administrative expenses increased 9%, to $4,222,386 for the year ended December 31, 1997 as compared to $3,885,348 in 1996. General and administrative salaries, payroll taxes, employee benefits, and other related staffing costs increased to $1,900,434 for the year ended December 31, 1997 as compared to $1,466,474 in 1996, an increase of 30%. These added costs related to increases in compensation and personnel to support the Company's growth, as well as enhanced employee benefits. Also, as result of hiring additional personnel, office postage, supplies and related expenses have increased. Bad debt expense has decreased by 42%, to $120,606 for the year ended December 31, 1997 as compared to $208,088 in 1996, relating to improved collection procedures.

     Depreciation and amortization expense increased 73%, to $343,305 in 1997 from $198,959 in 1996. The increase in 1997 is primarily attributable to depreciation of office furniture and computer equipment purchased to accommodate the increase in personnel during the year.

     Interest income decreased to $69,296 in 1997 from $177,238 in 1996. This decrease is primarily due to the reduced levels of cash and cash equivalents available for investment by the Company during 1997.

     The Company reported a net loss in 1997 and 1996 of $4,960,335 and $3,189,452, respectively. No income taxes were provided in 1997 or 1996 due to the net loss. The loss per common and equivalent share for 1997 and 1996 was $.77 and $.51, respectively.

Liquidity and Capital Resources

     As  of  December  31,  1997, the Company had working  capital  of
$3,510,983, including cash and cash equivalents totaling $3,533,622. In addition, the total value of the Company's investment in the domestic private investment fund was $4,037,432, which is available, subject to market fluctuations and liquidity, to provide working capital to fund the Company's operations. As of March 16, 1998 the value of this investment declined to approximately $3.5 million. During 1997 the Company received $6,000,760 in proceeds from issuance of common stock, including $3,250,000 from an affiliate of the Company's Chairman, $2,000,000 from unrelated parties and the remainder from exercises of stock options. During 1997 the Company also withdrew $900,000 from its investment in the domestic fund. These inflows helped to fund the Company's net cash used in operating activities of $4,743,284 during 1997.

     The Company incurred an operating loss of $5,029,631 for the year ended December 31, 1997. This loss was attributable to a number of factors, including the development of two new products. Ticker incurred net expenses over revenues of approximately $0.8 million (before deducting general and administrative expenses) and the Company's investment in its online service incurred net expenses over revenues of approximately $0.8 million (also before deducting general and administrative expenses). In addition, during 1997 the Company fell short on its goals for advertising pages sold (and the Company, accordingly, did not meet its goals for advertising revenues), largely resulting from the effect of rate increases implemented of approximately 18% and 40% during November 1997 and November 1996, respectively.

      The Company's current level of revenues are not sufficient to cover its expenses. Under its current business plan, during 1998 the Company does not intend to significantly reduce its expenses, expects to continue to invest in its existing products and anticipates losses to continue in 1998.

Therefore,profitability will be achieved in future periods only if the Company can substantially increase its revenues while controlling increases in expenses. Provided the Company has the financial resources,the company intends to increase its investment in its online service since it believes that this line of business offers the greatest opportunity for substantially generating revenues over the longer term.

   Management expects advertising revenues to continue to grow based upon a number of factors. First, the Company expects to derive the benefit of a full year of increased advertising rates for Individual Investor. Second, the Company believes that it can attract more advertising pages from higher margin consumer advertisers with the hiring of new key sales personnel. Third, the Company expects to realize the benefits of increased awareness of Ticker in the marketplace and the effect of the new rate increase for Ticker implemented in February 1998. Lastly, the Company expects to realize higher revenues from a full year of operations of www.iionline.com, as well as generate additional revenues from this growing medium. The Company also believes that overall circulation revenues have stabilized.

     No   assurance  can  be  given  that  advertising  revenues   for
Individual Investor and Ticker will increase because higher advertising rates may not be accepted by advertisers, advertising pages may decline, and the advertising mix may change. Although the Company has recently added key advertising sales personnel and anticipates hiring a new publisher in the near future, no assurance can be given that these changes will result in advertising revenue increases. The Company also believes that a stock market correction or "bear" market would affect its ability to sell advertising to the financial advertiser categories. In addition, although the Company has developed a specific marketing strategy for www.iionline.com, as described above, no assurance can be given that this strategy will be successful.

     Based on the Company's business plan, the Company believes that its working capital and its investment in the fund will be sufficient to fund its operations and capital requirements through 1998, although there can be no assurance that the assumptions in its business plan will be realized. As of December 31, 1997, the total value of the Company's investment in the domestic private investment fund was $4,037,432, which has declined to approximately $3.5 million as of March 16, 1998. This investment is available, subject to market fluctuations and liquidity, to provide working capital to fund the Company's operations. Unless the Company can obtain commitments for additional capital by April 30, 1998, the Company will need to take steps to withdraw all or at least most of its investment by the middle of 1998 for working capital. Thereafter, if revenues have not been significantly increased above current levels, the Company will need to raise additional capital in order to sustain operations or else consider the discontinuance or sale of parts of its current operations. The Company has not yet determined the costs that it will incur in connection with its anticipated relocation to new space in early 1999, although it can be expected to be substantial. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. Failure to obtain additional financing on favorable terms could have a substantial adverse effect on the Company's future ability to conduct operations. There can be no assurance that additional losses will not be incurred in the future, or that the Company will be able to operate profitably in the future.

     In August 1997 the Company retained the investment banking firm of Bear, Stearns & Co. Inc. ("Bear Stearns") to assist the Company in exploring strategic initiatives to enhance shareholder value, the process for which is continuing. With the assistance of Bear Stearns, the Company has focused on various alternatives including identifying, evaluating, and approaching potential strategic partners seeking investment positions in the Company's information services business. Year 2000

      The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue" ("Y2K"). Y2K concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S and internationally. The potential costs and uncertainties associated with Y2K will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates.

      To ensure that the Company's computer systems are Y2K compliant, the Company has been reviewing each of its systems and programs over the past year. The Company is also working with all of its major external vendors and suppliers to assess their compliance efforts and the Company's exposure to them. Any entities which the Company interacts with electronically, such as its outside subscription fulfillment service, customers, creditors and banks, can have an effect on its abilities to address this issue.

      As a result of researching the Company's hardware and software, and discussing Y2K with the Company's external vendors and suppliers, it has been determined that, based upon available information, additional costs associated with Y2K should not have a material effect on the Company's operating results or financial condition.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page

Independent Auditors' Reports .....................................  17-18

Consolidated Balance Sheet as of December 31, 1997 ..................19

Consolidated Statements of Operations for the Years
     Ended December 31,1997 and 1996 ................................20

Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1997 and 1996 ...............................21

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1997 and 1996 .............................. 22

Notes to Consolidated Financial Statements ..........................23-31
                                       16

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Individual Investor Group, Inc.

We have audited the accompanying consolidated balance sheet of Individual Investor Group, Inc. and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of WisdomTree Associates, L.P. (the "Partnership"), the Company's investment in which is accounted for by use of the equity method. The Company's equity of $4,037,432 in the Partnership's net assets at December 31, 1997, and its special profit allocation of $888,168 and $75,108, and net depreciation in fund of $898,235 and $430,337 for the years ended December 31, 1997 and 1996, respectively, are included in the accompanying financial statements. The financial statements of the Partnership were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Individual Investor Group, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

New York, New York
March 17, 1998







               Report of Independent Auditors

The Partners of
 WisdomTree Associates, L.P.

We  have  audited  the statement  of  financial
condition, including the condensed schedule of investments, of WisdomTree Associates, L.P. (a Limited Partnership) (the "Partnership"), as of December 31, 1997 and the related statements of operations, changes in partners' capital and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WisdomTree Associates, L.P. at December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


                              Ernst & Young LLP


New York, N.Y.
February 27, 1998





                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                         December 31, 1997



                   ASSETS

Current assets:
    Cash and cash equivalents                                                       $3,533,622
    Accounts receivable (net of allowances of $533,693)                              2,993,299
    Prepaid expenses and other current assets                                          224,801

                                                                                ---------------
                   Total current assets                                              6,751,722


Investment in fund (Note 2)                                                          4,037,432
Deferred subscription expense                                                          426,826
Property and equipment - net (Note 3)                                                  556,070
Other assets                                                                           384,917

                                                                                ===============
                   Total assets                                                    $12,156,967
                                                                                ===============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $2,093,987
    Accrued expenses (Note 4)                                                          803,502
    Deferred revenue                                                                   343,250

                                                                                ---------------
                   Total current liabilities                                         3,240,739

Deferred subscription revenue                                                        2,661,129

                                                                                ---------------
                   Total liabilities                                                 5,901,868
                                                                                ---------------

Commitments and contingencies (Note 5)

Stockholders' Equity: (Note 8)
    Preferred stock, $.01 par value, authorized 2,000,000 shares                      -
    Common stock, $.01 par value; authorized
       18,000,000 shares; issued and outstanding 7,146,071                              71,461
    Additional paid-in capital                                                      19,514,363
    Accumulated deficit                                                            (13,330,725)

                                                                                ---------------
                   Total stockholders' equity                                        6,255,099
                                                                                ---------------

                                                                                ===============
                   Total liabilities and stockholders' equity                      $12,156,967
                                                                                ===============




See Notes to Consolidated Financial Statements


                                          19



            INDIVIDUAL  INVESTOR  GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               Year Ended December 31,
                                                                    -----------------------------------------------
                                                                            1997                      1996
                                                                    ---------------------     ----------

Revenues
   Financial Information Services:
      Advertising                                                             $9,578,573                $5,488,157
      Circulation                                                              3,953,285                 5,611,099
      List rental and other                                                    1,367,883                 1,437,786
                                                                    ---------------------     ---------------------
      Total financial information services revenues                           14,899,741                12,537,042
   Investment management services (Note 2)                                     1,448,644                   937,406
   Net depreciation in fund (Note 2)                                            (898,235)                 (430,337)

                                                                    ---------------------     ---------------------
      Total revenues                                                          15,450,150                13,044,111
                                                                    ---------------------     ---------------------

Operating expenses:
      Editorial, production and distribution                                   9,672,297                 6,683,047
      Promotion and selling                                                    6,241,793                 5,643,447
      General and administrative                                               4,222,386                 3,885,348
      Depreciation and amortization                                              343,305                   198,959

                                                                    ---------------------     ---------------------
      Total operating expenses                                                20,479,781                16,410,801
                                                                    ---------------------     ---------------------


                                                                    ---------------------     ---------------------
Operating loss                                                                (5,029,631)               (3,366,690)
                                                                    ---------------------     ---------------------

Interest  income                                                                  69,296                   177,238

                                                                    =====================     =====================
Net loss                                                                     ($4,960,335)              ($3,189,452)
                                                                    =====================     =====================



Loss per weighted average common share                                               ($0.77)                   ($0.51)

Weighted average number of common
  shares outstanding during the period                                         6,466,168                 6,198,260




See Notes to Consolidated  Financial Statements

                                                                 20

                                              INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                                       Consolidated Statements of Stockholders' Equity
                                                                        (Note 8)

                                                                                                       Unrealized /
                                                Common Sto Additional                                  (Realized) Gain
                                        Shares      Par      Paid-in    Accumulated          Treasury Son Marketable
                                        Issued     Value     Capital      Deficit    Shares    Amount   Securities    Total

Balance, January 1, 1996               6,335,181  $63,353  $15,586,315  ($5,180,938)  31,822     -          -      $10,468,730

Exercise of options - net                 88,760      887      388,174       -          -        -          -          389,061

Repurchase and retirement of common s   (250,000)  (2,500)  (2,450,846)      -       250,000     -          -       (2,453,346)

Retirement of treasury stock             (31,822)    (319)      -            -      (281,822)    -          -             (319)

Net unrealized gain on marketable sec     -          -          -            -          -        -          22,433      22,433

Net loss                                  -          -          -        (3,189,452)    -        -          -       (3,189,452)

Balance, December 31, 1996             6,142,119   61,421   13,523,643   (8,370,390)    -        -          22,433   5,237,107

Exercise of options - net                153,983    1,540      749,220       -          -        -          -          750,760

Issuance of Common Stock                 849,969    8,500    5,241,500       -          -        -          -        5,250,000

Net realized gain on marketable secur     -          -          -            -          -        -         (22,433)    (22,433)

Net loss                                  -          -          -        (4,960,335)    -        -          -       (4,960,335)

Balance, December 31, 1997             7,146,071  $71,461  $19,514,363 ($13,330,725)    -        -          -       $6,255,099

See Notes to Consolidated  Financial Statements
                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Year Ended December 31,
                                                      1997              1996

Cash flows from operating activities:
Net loss                                            ($4,960,335)      ($3,189,453)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                        343,305           198,959
   Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                            (412,027)       (1,091,637)
        Prepaid expenses and other assets               (80,055)         (135,840)
        Deferred subscription expense                   530,588           339,192
      Increase (decrease) in:
        Accounts payable and accrued expenses           159,598           214,436
        Deferred revenue                                343,250                 -
        Deferred subscription revenue                  (667,608)          (45,519)

      Net cash used in operating activities          (4,743,284)       (3,709,862)


Cash flows from investing activities:
Purchase of property and equipment                     (178,372)         (513,619)
Net depreciation in fair value of investment in f        10,067           355,229
Withdrawals from fund, net                              900,000         1,200,000

      Net cash provided by investing activities         731,695         1,041,610


Cash flows from financing activities:
Proceeds from exercise of stock options                 750,760           389,061
Proceeds from issuance of Common Stock (note 8)       5,250,000                 -
Common Stock Repurchased (note 9)                             -        (2,453,346)

      Net cash provided by (used in) financing ac     6,000,760        (2,064,285)


Net increase (decrease) in cash and cash equivale     1,989,171        (4,732,536)

Cash and cash equivalents, beginning of period        1,544,451         6,276,987

Cash and cash equivalents, end of period             $3,533,622        $1,544,451





See Notes to Consolidated  Financial Statements

 INDIVIDUAL INVESTOR GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL
                           STATEMENTS



        INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Individual  Investor  Group,  Inc.  and  subsidiaries  (the
"Company") is a financial information services company that publishes and markets Individual Investor, a personal finance and investment magazine, Ticker, a magazine for investment professionals, Individual Investor's Special Situations Report, a financial investment newsletter, and Individual Investor Online a website located at www.iionline.com. The Company contracts with unaffiliated suppliers for paper, printing, binding, subscription fulfillment, newsstand distribution and list management. In addition, the Company provides investment management services to two private investment funds and is a portfolio consultant to a sponsor of unit investment trusts.
      Principles of Consolidation - The consolidated financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries: Individual Investor Holdings, Inc., WisdomTree Capital Management, Inc., WisdomTree Administration, Inc., WisdomTree Capital Advisors, LLC, I.I Interactive, Inc. and I.I. Strategic Consultants, Inc. Investment in fund (note 2) is accounted for under the equity method since the Company exercises significant influence over the operating and financial affairs of the fund.
      Revenue Recognition - Advertising and circulation revenues are recognized, net of agency commissions and estimated returns and allowances, when publications are issued. Deferred subscription revenue, net of agency commissions, is recorded when subscription orders are received. Investment management services and online income are recognized as earned. List rental income is recognized, net of commission, when a list is provided.
      Deferred Subscription Expense - The Company defers direct response advertising costs incurred to elicit subscription sales from customers who could be shown to have responded specifically to the advertising and that resulted in probable future economic benefits. Such deferred costs, which consist primarily of direct mail and television campaign costs, are amortized over the estimated period of future benefit, ranging from 12 to 21 months.
     Property and Equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.
      Income Taxes - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Financial Instruments - For financial instruments including cash, accounts receivable and payable and accruals, the carrying amount approximated fair value because of their short maturity. As of December 31, 1997 cash equivalents consist of investments in a government fund that invests in securities issued or guaranteed by the U.S. Government, its agencies or instrumentality's, which have average maturities of 30 days.
      Stock-Based Compensation - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company continues to apply the measurement and recognition provisions of Accounting Principal Board Opinion No. 25 and related interpretations in accounting for issuance of employee stock options.
      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in the financial statements. Significant accounting estimates used include estimates for sales returns and allowances, segment information and proforma disclosures regarding the fair value of stock options granted in 1997 and 1996. Actual results could differ from those estimates.

     Earnings Per Share - The Company adopted SFAS No. 128, "Earnings Per Share" which became effective for the Company's consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 128 eliminates the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants, and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which excludes Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology and criteria for calculating and reporting fully diluted earnings per share. The loss per common share for both 1997 and 1996 is computed
based   on   the   weighted  average  number  of  common   shares
outstanding. The exercise of stock options and warrants were not assumed in the computation of loss per common share, as the effect would have been antidilutive. The adoption of this new accounting standard did not have a material effect on the reported loss per share of the Company.

Disclosure of Information about Capital Structure.In
February 1997,the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 requires an entity to describe the pertinent rights and privileges of its various securities outstanding. The adoption of SFAS No. 129 did not have a significant impact on the consolidated financial statements of the Company.

Reporting Comprehensive Income. In September 1997, the
Financial Accounting
Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise from transactions and other events and circumstances from nonowner sources, in the Company's consolidated financial statements. In the opinion of the Company's management, the adoption of this new accounting standard will not have a material effect on the consolidated financial statements of the Company.

         Disclosure about Segments of an Enterprise and Related Information. In September 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 131 requires that a public business enterprise report certain financial and descriptive information about its reportable operating segments. In the opinion of the Company's management, the adoption of this new accounting standard will not have a material effect on the consolidated financial statements of the Company.

2.   INVESTMENT MANAGEMENT SERVICES

      The Company, through a wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), serves as General Partner of (and investor in) a private investment fund, whereby it provides investment management services and makes investment decisions for the fund. The value of the Company's investment in the fund decreased to $4,037,432 as of December 31, 1997, compared to $4,947,500 in 1996. This decrease resulted from net losses on the Company's investment in the fund of $898,235, withdrawals of $900,000 by the Company, offset by a $888,168 special profit allocation.
      The fund's investments are valued at market at each reporting date, with unrealized gains and losses reported in net income. Accordingly, the Company's investment in the fund (and equity in net income or loss of fund) is subject to fluctuations in value due to fund performance and prevailing stock market conditions. The Company recorded net depreciation in the fund of $898,235 and $430,337 in 1997 and 1996 respectively. Selected financial information for the fund at December 31, 1997 and 1996 and for the years then ended is as follows:

                              1997           1996
Assets (at fair value)   $ 71,245,441    $ 72,169,447
Liabilities ..........     32,104,302      13,131,639
Partners' capital ....     39,141,139      59,037,808

Net loss .............   ($ 5,941,559)   ($ 3,562,507)


       The Company, through WTCM and another wholly-owned subsidiary, WisdomTree Administration, Inc., provides investment management services to the domestic fund referred to above, and to an offshore private investment fund. The Company has no investment in the offshore fund. The Company is entitled to receive a management fee equal to 1/4 of 1% of the net asset value of the domestic fund, calculated as of the last business day of each quarter, and a management fee equal to 1/8 of 1% of the net asset value of the offshore fund, calculated monthly. Total management fees for the years ended December 31, 1997 and 1996 totaled $442,320 and $668,001, respectively.

     WTCM is also entitled to receive a special profit allocation equal to 20% of the excess of the net income, if any, allocated to each investor (not including income earned on its own investment) in the funds for the fiscal year, over any loss carryforwards with respect to the investor. The special profit allocations are calculated at year end, which is December 31st for the domestic fund and June 30th for the offshore fund. The special profit allocations for 1997 and 1996 were $948,086 and $225,405, respectively. Such amounts have been reflected as investment management services revenues and are included in the investment in fund balance at December 31, 1997, in the accompanying balance sheet.

      Total equity under management by the Company as of December
31,  1997  and 1996 for both the funds totaled approximately  $47 million and $66 million, respectively.

     PROPERTY AND EQUIPMENT

        Equipment .............................................     $   821,389
        Furniture and fixtures ................................         226,169
        Leasehold improvements ................................         164,119
                                                                    -----------
                                                                      1,211,677
          Less:accumulated depreciation  and amortization .....        (655,607)
                                                                    $   556,070
                                                                    -----------
                                                                    -----------

      ACCRUED EXPENSES

        Accrued employee compensation .........................     $   349,251
        Deferred rent credits .................................         128,269
        Accrued distribution expenses .........................         113,954
        Accrued professional fees .............................         106,060
        Other .................................................         105,968
                                                                    -----------
                                                                    $   803,502
                                                                    -----------
                                                                    -----------

5.        COMMITMENTS AND CONTINGENCIES

     Litigation - The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there are no legal proceedings that would have a material adverse affect on the consolidated financial statements of the Company.

     Employment Agreements - The Company has an employment agreement with an officer, the terms of which expire in July 1999, and an employment agreement with an employee, the terms of which expire in June 1998. These agreements provide for minimum salary levels, adjusted annually as determined by the Board of Directors. These agreements provide for an aggregate commitment for future salaries of approximately $401,063.

     Profit Sharing Plan - The Company has a profit sharing plan (the "Plan"), subject to Section 401(k) of the Internal Revenue Code. All employees who complete at least two months of service and have attained the age of 21 are eligible to participate. The Company can make discretionary contributions to the Plan but none were made in 1997 and 1996.

     Lease Agreements - The Company leases office space in New York City under an operating lease which expires March 30, 1999. The Company also subleases its former office space in New York City under an operating lease which expires March 1, 2005. Rent expense for the years ended December 31, 1997 and 1996 was $519,675 and $544,915, respectively. The leases and sublease provide for escalation of lease payments as well as real estate tax increases.

     Future minimum lease payments and related sublease rentals receivable with respect to non-cancelable operating leases are as follows:


Year                     FutureMinium                           RentsReceivable
                         RentalPayment                            UnderSublease
----------                ----------                                -----------
      1998                   738,296                                    160,000
      1999                   331,926                                    165,000
      2000                   188,050                                    177,500
      2001                   192,550                                    190,000
      2002                   205,383                                    195,000
Thereafter                   463,733                                    426,667
                            ----------                               ----------
Total                     $2,164,529                                 $1,314,167
                          ----------                                 ----------
                          ----------                                 ----------

6.INCOME TAXES

      The Company has available net operating loss carryforwards ("NOL's") totaling approximately $11,900,000. Based upon a change of ownership which transpired in December 1991 the utilization of $2,100,000 of pre-change NOL's are limited in accordance with
Section 382 of the Internal Revenue Code, which affects the amount and timing of when the NOL's can be offset against taxable income.
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below:
                                             1997           1996
Deferred tax assets
   Net operating loss carryforwards   $ 5,354,000    $ 4,470,000
   Other ..........................       291,000        171,000
   Total ..........................     5,645,000      4,641,000
Deferred tax liabilities:
   Book in excess of tax basis
      of investment in fun ........      (563,000)    (1,598,000
                                       -----------    ----------
                                        5,082,000      3,043,000

Less: valuation allowance .........     5,082,000      3,043,000

Net deferred tax asset ............   $      --      $      --
                                      -----------    -----------

     The  provision for income taxes for the years ended December
31, 1997 and 1996 is different than the amount computed using the applicable statutory Federal income tax rate with the difference summarized below:

                                                  1997           1996
Hypothetical income tax benefit
   at the US Federal statutory rate ....  ($1,736,100)    ($1,116,300)
State and local income taxe benefit,
   less US Federal income tax benefit ..      (514,400)      (382,700)
Net operating loss benefit notrecognized     2,250,500      1,499,000
                                           -----------    -----------
                                            $    --        $     --
                                           -----------    -----------
                                           -----------    -----------

7.   STOCK OPTIONS

     The Company has three Stock Option Plans - 1991, 1993 and 1996. In addition, in November 1996 the Board of Directors adopted the 1996 Management Incentive Plan under which 500,000 stock options are available for future grants. Under these four plans, the Company can issue a maximum of 2,200,000 stock options and other stock-based awards, most of which vest ratably over a three to five-year period, commencing one year from the date of grant. The options are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value at the date of grant.



                                       1997                     1996

                                         Weighted AVG.            Weighted AVG.
                               Options   Exercise Price   Options Exercise Price

Options    Outstanding    at  1,134,601     $6.06        634,700    $4.36
January 1
Granted                         530,600     $6.54        642,100    $7.49
Exercised                      (107,167)    $4.96        (44,260)   $4.28
Canceled                        (84,983)    $6.24        (97,939)   $5.17
                             ============             ===========
Balance, December 31          1,473,051     $6.29      1,134,601    $6.06
                             ============             ===========
Range of exercise prices     $3.00-$11.88              $3.00-$11.88
Options available for grant     592,406                  1,015,839
Total common shares reserved
for future issuance's         2,065,457                    2,150,440
Options exercisable at         391,686      $4.67         316,808   $3.87
December 31

          In addition, the Company had options outstanding that were granted outside of the aforementioned plans. All options were granted at fair market value at the date of grant and expire at various dates through December 18, 2006.

                                           1997                       1996
                                                 Weighted Avg                   Weighted Avg
                                   Options ......Exercise Pr...... Options......Exercise Price
Options Outstanding atJanuary 1    1,776,163     $5.30             1,730,663    $5.23
Granted ......................       --          --                  130,000    $5.63
Exercised .....................    (69,000)      $4.71              (44,500)    $4.29
Canceled ......................     (146,667)    $5.90              (40,000)    $4.44
Balance, December 31 ..........    1,560,496     $5.27              1,776,163   $5.30
Range of exercise prices
at December 31 ................    $0.24-$7.50                      $0.24-$7.50
Options exercisable at
December 31 ...................    1,143,414     $4.84               835,080    $4.61



The following table summarizes information about stock options at December 31, 1997
                          Number          Weighted-Average                                Number
Range of Exercise      Outstanding     Remaining Contractual     Weighted-Average      Exercisable       Weighted-Average
      Prices           at 12/31/97              Life              Exercise Price       at 12/31/97        Exercise Pric


    $ 0.24 -   5.95         1,932,014         7 years                 $ 4.88               1,414,718          $ 4.59
    $ 6.00 -   7.95           957,533           8.5                   $ 7.08                  89,049          $ 6.57
     $ 8.00 - 11.88           144,000           9.5                   $ 8.89                  31,333          $ 9.11
                     =================                                                ===============
     $ 0.24 - 11.88         3,033,547                                 $ 5.76               1,535,100          $ 4.80
                     =================                                                ===============


      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.3%; volatility factors of the expected market price of the Company's Common Stock of 55% and 51%; weighted-average fair value of options granted $3.56 and $3.89, and a weighted-average expected life of the options of 5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                 1997                          1996
                     As Reported     Proforma       As Reported     Proforma
Net loss             $(4,960,335)   $(6,080,809)    $(3,189,452)    $(4,053,894)


Loss per weighted
average common share   $(0.77)        $(0.94 )        $(0.51)         $(0.65)


     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. Additional stock option awards in future years are anticipated.

8.   STOCKHOLDERS' EQUITY

     Issuances of Common Stock - On May 1, 1997 the Company entered into Stock Purchase Agreements with two parties unrelated to the Company providing in the aggregate for the private sale of 328,678 shares of Common Stock for a total purchase price of $2,000,000. These shares were sold pursuant to an exemption from registration under the Securities Act of 1933. On June 30, 1997 and December 30, 1997 the Company entered into Stock Purchase Agreements with Wise Partners, L.P. ("WP"), providing for the sale of 31,496, and 489,795 shares of Common Stock respectively, for an aggregate purchase price of $3,250,000. The Company granted registration rights in respect of the shares issued to WP, which is a limited partnership of which the CEO of the Company, Jonathan L. Steinberg, is the General Partner, and Saul Steinberg (father of Jonathan Steinberg), is a limited partner.

     Repurchase of Common Stock - The Company repurchased 250,000 shares of Common Stock on the open market, at a total cost of $2,453,346, in the second quarter of 1996. The Company has retired these shares and 31,822 of Common Stock previously held as treasury shares. The cost of repurchased shares in excess of the par value of the Common Stock ($.01 per share) has been charged to additional paid-in capital.

9.   SEGMENT INFORMATION

      The Company operates principally in two areas: financial information services and investment management services. Financial information operations involve the publishing and marketing of Individual Investor magazine, Ticker magazine, Individual Investor Online (www.iionline.com) and Individual Investor's Special Situations Report newsletter. Revenues from publishing are derived from advertising, circulation, list rental and online sponsorship revenues. Investment management services revenues are derived from management of a private domestic investment fund and an offshore investment fund whereby the Company receives a management fee and a special profit allocation (note 2). Net appreciation (depreciation) in fund is recorded in operating revenues to reflect such earnings and losses as part of the Company's core operations and, accordingly, is included in the investment management segment information.

     Operating loss represents the difference between operating revenues less operating expenses, including corporate expenses, which are allocated to operations of the segments. For purposes of this presentation, operating expenses were allocated to segments based on management's estimates of usage determined by personnel costs and activities.

     Identifiable assets by segment are those assets used in the Company's operations in each business segment. Corporate assets are considered to be cash and cash equivalents.
                                         1997            1996
Revenues:
  Financial Information Services    $14,899,741     $12,537,042
  Investment Management ........        550,409         507,069
                                    $15,450,150     $13,044,111
Operating loss:
  Financial Information Services    ($4,879,868)    ($2,865,507)
  Investment Management ........       (149,763)       (501,183)
                                    ($5,029,631)    $(3,366,690)
Identifiable assets:
  Financial Information Services     $4,412,232      $4,443,920
  Investment Management ........      4,211,113       5,315,364
  Corporate ....................      3,533,622       1,544,451
                                    $12,156,967     $11,303,735



10.  FOURTH QUARTER TRANSACTIONS

     In the fourth quarter of 1997 and 1996, the Company recorded investment management service revenues from the domestic fund of $888,168 and $75,108, respectively, related to a special profit allocation of the net income from the fund, which is calculated at year end (note 2). On December 30, 1997 the Company sold 489,795 shares of Common Stock for $3,000,000 to a related party (see note 8).

   ITEM 8.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE.
          None.

                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 9 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 17, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

      The information required by this Item 10 is incorporated by reference to the information captioned "Election of Directors - Executive Compensation" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 17, 1998.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

      The information required by this Item 11 is incorporated by reference to the information captioned "Voting Securities"
included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 17, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 12 is incorporated by reference to the information captioned "Election of Directors - Related Transactions" included in the Company's definitive proxy statement in connection with the meeting of the shareholders to be held on June 17, 1998.














                                       32
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit     Description                       Method of Filing
   No.
       3.1  Amended and Restated         Incorporated by reference
            Certificate of               to Exhibit 3.1 to the
            Incorporation of Registrant  Registrant's Registration
                                         Statement on Form S-18
                                         (File No. 33-43551-NY) (the
                                         "Form S-18")
       3.2  Bylaws of Registrant         Incorporated by reference
                                         to Exhibit 3.2 to the Form
                                         S-18
       4.1  Specimen Certificate for     Incorporated by reference
            Common  Stock of Registrant  to Exhibit 4.1 to the Form
                                         S-18
     10.1   Indemnification Agreement,   Incorporated by reference
            dated August 19, 1991,       to Exhibit 10.1 to the Form
            between Registrant and Scot  S-18
            A. Rosenblum
     10.2   Indemnification Agreement,   Incorporated by reference
            dated August 19, 1991,       to Exhibit 10.2 to the Form
            between Registrant and       S-18
            Bruce L. Sokoloff
     10.3   Indemnification Agreement,   Incorporated by reference
            dated August 19, 1991,       to Exhibit 10.3 to the Form
            between Registrant and       S-18
            Jonathan L. Steinberg
     10.4   Indemnification Agreement,   Incorporated by reference
            dated August 19, 1991,       to Exhibit 10.4 to the Form
            between Registrant and       S-18
            Jonathan M. Tisch
     10.5   Form of 1991 Stock Option    Incorporated by reference
            Plan of Registrant           to Exhibit 10.13 to the
                                         Form S-18
     10.6   Stock Purchase Agreement,    Incorporated by reference
            dated August 7, 1991, among  to Exhibit 10.29 to the
            Registrant, Jonathan M.      Form S-18
            Tisch, and Jonathan L.
            Steinberg

     10.7   Units Purchase Agreement     Incorporated by reference
            between Registrant and       to Exhibit 10.32 to the
            Reliance Insurance Company   Form S-18

     10.8 Trademark License Agreement Incorporated by reference dated June 19, 1992 between to Exhibit 10.25 to the Registrant and the American Form 10-KSB for the year
            Association of Individual    ended December 31, 1992
            Investors, Inc.              ("1992 Form 10-KSB)"

     10.9   Office Lease, Dated January  Incorporated by reference
            10, 1994, between 333 7th    to Exhibit 10.22 to the
            Ave. Realty Co. and the      Form 10-KSB for the year
            Registrant                   ended December 31, 1993
                                         ("1993 Form 10-KSB")

     10.10  Stock purchase agreement,    Incorporated by reference
            dated December 1, 1993,      to Exhibit 10.23 to the
            between Bernard Schwartz     1993 Form 10-KSB
            and the Registrant
     10.11  Consulting agreement, dated  Incorporated by reference
            September 24, 1993, with     to Exhibit 10.26 to the
            form of Stock Option         1993 Form 10-KSB
            Agreement

     10.12  Stock Option Agreement,      Incorporated by reference
            dated April 7, 1994,         to Exhibit 10.27 to the
            between Registrant and       Form 10-QSB for the quarter
            Jonathan L. Steinberg        ended June 30, 1994 ("1994
                                         Form 10-QSB")

     10.13  Employment Agreement, dated  Incorporated by reference
            July 27, 1994, between       to Exhibit 10.28 to the
            Registrant and Robert H.     1994 Form 10-QSB
            Schmidt
     10.14  Indemnification Agreement,   Incorporated by reference
            dated July 27, 1994,         to Exhibit 10.30 to the
            between Registrant and       1994 Form 10-QSB
            Robert H. Schmidt

    10.15 Consulting Agreement, dated Incorporated by reference February 3, 1995, with form to Exhibit 10.32 to the
            of stock option agreement    1994 Form 10-KSB

     10.16  Stock Option Agreement,      Incorporated by reference
            dated June 21, 1995,         to Exhibit 10.33 to the
            between Registrant and       1994 Form 10-KSB
            Bruce
            Sokoloff

     10.17  Form of Partnership          Incorporated by reference
            Agreement for WisdomTree     to Exhibit 10.37 to the
            Associates, L.P.             1994 Form 10-KSB

     10.18  WisdomTree Capital           Incorporated by reference
            Advisors, LLC  Agreement     to Exhibit 10.38 to the
            dated November 1, 1995       1994 Form 10-KSB

   10.19    Agreement between            Incorporated by reference
            WisdomTree Offshore L.T.D,   to Exhibit 10.39 to the
            and WisdomTree Capital       1994 Form 10-KSB
            Management, Inc. and
            WisdomTree Capital
            Advisors, LLC dated
            December 1, 1995

   10.20    Office sublease, dated        Incorporated by reference
            December 8, 1995, between     to Exhibit 10.41 to the
            Porter Novelli, Inc. and       1995 Form 10-KSB
            the Registrant

   10.21    Office sublease, dated       Incorporated by reference
            January 1996                 to Exhibit 10.42 to the
            between VCH Publishers,      1995 Form 10-KSB
            Inc. and the
            Registrant

  10.22     Form of 1996 Performance     Incorporated by reference
            Equity Plan                  to Exhibit 10.43 to the
                                         1995 Form 10-KSB

  10.23     Form of 1996 Management      Incorporated by reference
            Incentive Plan               to Exhibit  4.10 to the
                                         Registrant's Registration
                                         Statement on Form S-8 (File
                                         No. 333-17697)

  10.24     Form of 1993 Stock Option    Incorporated by reference
            Plan of Registrant           to Exhibit
                                         4.2 to the Registrant's
                                         Registration Statement on
                                         Form S-8 (File No. 33
                                         72266)

  10.25     Stock Purchase Agreement,    Incorporated by reference
            dated May 1, 1997, for       to Exhibit
            164,339 shares of the        10.1 to the Form 10-QSB for
            Company's Common Stock       the quarter ended June 30,
                                         1997

  10.26     Stock Purchase Agreement,    Incorporated by reference
            dated May 1, 1997, for       to Exhibit
            164,339 shares of the        10.2 to the Form 10-QSB for
            Company's Common Stock       the quarter ended June 30,
                                         1997

  10.27     Stock Purchase Agreement,    Incorporated by reference
            dated June 30, 1997 between  to Exhibit
            Registrant and Wise          10.3 to the Form 10-QSB for
            Partners L.P                 the quarter ended June 30,
                                         1997

  10.28     Form of Stock Option         Incorporated by reference
            agreement, dated May 9,      to Exhibit
            1997 between Registrant and 10.4 to the Form 10-QSB for each of Jonathan Steinberg, the quarter ended June 30,
            Robert Schmidt, Scot         1997
            Rosenblum, and Michael
            Kaplan

  10.29     Stock Purchase Agreement,    Incorporated by reference
            dated December 31, 1997      to Exhibit 10.6 of the
            between Registrant and Wise  Schedule 13D filed on
            Partners L.P.                behalf of Jonathan L.
                                         Steinberg on January 13,
                                         1998

    11      Computation of Loss Per      Filed herewith,
            Share                        sequentially numbered page
                                         38

   21.1     Subsidiaries of the          Filed herewith,
            Registrant                   sequentially numbered page
                                         39

   23.1     Consent of Independent       Filed herewith,
            Auditors-Deloitte & Touche   sequentially numbered page
            LLP                          40

   23.2     Consent of Independent       Filed herewith,
            Auditors-Ernst & Young LLP   sequentially numbered page
                                         41
   27       Financial Data Schedule

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INDIVIDUAL INVESTOR GROUP, INC.
Date:  March 30, 1998


                              By: /s/ Jonathan L. Steinberg
                                   Jonathan L. Steinberg
                                   Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                   Title                   Date

 /s/ Jonathan L. Steinberg   Chief Executive         March 30, 1998
Jonathan L. Steinberg        Officer and Director


 /s/ Robert H. Schmidt       President and Director  March 30, 1998
Robert H. Schmidt


 /s/ Scot A. Rosenblum       Chief Financial         March 30, 1998
Scot A. Rosenblum            Officer, Executive
                             Vice President and
                             Director
 /s/ Henry G. Clark                                  March 30, 1998
Henry G. Clark
                             Controller (Principal
                             Accounting Officer)
 /s/ Bruce L. Sokoloff                               March 30, 1998
Bruce L. Sokoloff
                             Director


   /s/ Peter M. Ziemba                 Dir           March 30, 1998
Peter M. Ziemba

                                                EXHIBIT 11

         Computation of Loss Per Share


Year Ended December 31, 1997 .         Basic        Diluted

Net loss .....................   $(4,960,335)   $(5,074, 265


Weighted average common shares     6,466,168      6,466,168)
outstanding

Loss per common share ........         (0.77)         (0.77)



Year Ended December 31, 1996

Net loss .....................   $(3,189,452)   $(3,189,452)


Weighted average common shares     6,198,260      6,198,260
outstanding

Loss per common share ........   $     (0.51)   $     (0.51)
                                       38
                                                              EXHIBIT 21.1


                          SUBSIDIARIES
                               OF
                 INDIVIDUAL INVESTOR GROUP, INC.


 Subsidiary                                            State of Organization

Individual Investor Holdings, Inc.                                Delaware

WisdomTree Capital Management, Inc.                               New York

I.I. Strategic Consultants, Inc.                                  Delaware

WisdomTree Administration, Inc.                                   Delaware

I.I. Interactive, Inc.                                            Delaware

Advanced Marketing Ventures, Inc. (inactive)                      Delaware

WisdomTree Capital Advisors, LLC                                  New York

                                                Exhibit 23.1




INDEPENDENT AUDITORS' CONSENT


To the Board of Directors and Stockholders of Individual Investor Group, Inc.


We consent to the incorporation by reference in Registration Statement No. 33-74846 on Form S-3 and Registration Statements Nos. 33-72266, 33-85910 and 333-17697on Form S-8
of Individual Investor Group, Inc. and subsidiaries of our report dated March 17,1998, appearing in the Annual Report on Form 10-KSB of Individual Investor Group, Inc. and subsidiaries for the year ended December 31, 1997.



DELOITTE & TOUCHE LLP


New York, New York
March  27, 1998





















                                                Exhibit 23.2







               Consent of Independent Auditors


     We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 33-74846 and Forms S-8 No. 33-72266, 33-85910 and 333-17697)
     pertaining to Individual Investor Group, Inc. of our report dated Feburary 27, 1998, with respect to the financial statements of Wisdomtree Associates, L.P. included in the Annual Report (Form 10-KSB) of Individual Investor Group, Inc. for the year ended December 31, 1997.




                         Ernst & Young LLP

New York, New York
March 26, 1998