Form 10KSB/A
period 1997-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 1998-04-01
CIK 880631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO.1
                                       to
X Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 1997 Transition report under Section 14 of 15(d) of the Securities Exchange Act of 1934 For the transition period from to_____

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

     10.7   Units Purchase Agreement     Incorporated by reference
            between Registrant and       to Exhibit 10.32 to the
            Reliance Insurance Company   Form S-18

     10.8 Trademark License Agreement Incorporated by reference dated June 19, 1992 between to Exhibit 10.25 to the Registrant and the American Form 10-KSB for the year
            Association of Individual    ended December 31, 1992
            Investors, Inc.              ("1992 Form 10-KSB")

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

            Office sublease, dated       Incorporated by reference
10.21       January 1996                 to Exhibit 10.42 to the
            between VCH Publishers,      1995 Form 10-KSB
            Inc. and the
            Registrant

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

   *11      Computation of Loss Per
            Share


   *21.1    Subsidiaries of the
            Registrant


   *23.1    Consent of Independent
            Auditors-Deloitte & Touche
            LLP

   *23.2    Consent of Independent
            Auditors-Ernst & Young LLP

   **27     Financial Data Schedule


* Filed previously
**Filed herewith

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INDIVIDUAL INVESTOR GROUP, INC

Date:  April 1, 1998             /s/ Scot A. Rosenblum
                                     Scot A. Rosenblum
                                 Chief Financial Officer
                                 Executive Vice President
                                       and Director

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                           12-31-1997
[PERIOD-END]                                12-31-1997
[CASH]                                       3,533,622
[SECURITIES]                                         0
[RECEIVABLES]                                3,526,992
[ALLOWANCES]                                 (533,693)
[INVENTORY]                                          0
[CURRENT-ASSETS]                             6,751,722
[PP&E]                                       1,211,677
[DEPRECIATION]                               (655,607)
[TOTAL-ASSETS]                              12,156,967
[CURRENT-LIABILITIES]                        3,240,739
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        71,461
[OTHER-SE]                                   6,183,638
[TOTAL-LIABILITY-AND-EQUITY]                12,156,967
[SALES]                                     14,899,741
[TOTAL-REVENUES]                            15,450,150
[CGS]                                        9,672,297
[TOTAL-COSTS]                               20,479,781
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                            (4,960,335)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                        (4,960,335)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (4,960,335)
[EPS-PRIMARY]                                   (0.77)
[EPS-DILUTED]                                   (0.77)