Form 10-Q
period 1998-03-31
INDIVIDUAL INVESTOR GROUP INC
filed 1998-05-14
CIK 880631

6






                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1998

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to

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

                                 (212) 843-2777
                         (Registrant's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No       .

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of April 7, 1998, registrant had outstanding 7,231,007 shares of Common Stock, $.01 par value per share.




                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                      INDEX



Part 1.   Financial Information
                                                               Page

   Item 1. Financial Statements

     Consolidated Condensed Balance Sheets (Unaudited)
     as of March 31, 1998 and December 31, 1997                 3

     Consolidated Condensed Statements
     of Operations (Unaudited) for the three months
     ended March 31, 1998 and 1997                              4

     Consolidated Condensed Statements
     of Cash Flows (Unaudited) for the three months
     ended March 31, 1998 and 1997                              5

     Notes to Consolidated Condensed
     Financial Statements     (Unaudited)                       6-7

   Item 2. Management's Discussion and Analysis of Financial

   Condition and Results of Operations                          8-12

Part 2. Other Information

   Item 2. Sales of Unregistered Securities                     13

   Item 6. Exhibits and Reports on Form 8-K                     13

Signatures                                                      14

                                    INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     (UNAUDITED)





                                                                            March 31,             December 31,
                      ASSETS                                                  1998                    1997
                                                                         ----------------        ----------------

Current assets:
     Cash and cash equivalents                                                $2,823,083              $3,533,622
     Accounts receivable (net of allowances of $600,770 in                     2,601,342               2,993,299
               1998 and $533,693 in 1997)
     Prepaid expenses and other current assets                                   280,309                 224,801

                                                                         ----------------        ----------------
                      Total current assets                                     5,704,734               6,751,722

Investment in fund (Note 2)                                                    3,597,119               4,037,432
Deferred subscription expense                                                    385,618                 426,826
Property and equipment - net                                                     519,009                 556,070
Other assets                                                                     384,917                 384,917

                                                                         ================        ================
                      Total assets                                           $10,591,397             $12,156,967
                                                                         ================        ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $2,272,962              $2,093,987
     Accrued expenses                                                            745,826                 803,502
     Deferred revenue                                                            348,140                 343,250
                                                                         ----------------        ----------------
                      Total current liabilities                                3,366,928               3,240,739

Deferred subscription revenue                                                  2,730,864               2,661,129

                                                                         ----------------        ----------------
                      Total liabilities                                        6,097,792               5,901,868
                                                                         ----------------        ----------------

Stockholders' Equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares               -                       -
     Common stock, $.01 par value; authorized
        18,000,000 shares; issued and outstanding 7,231,007                       72,310                  71,461
        shares in 1998 and 7,146,071 shares in 1997
     Additional paid-in capital                                               19,911,666              19,514,363
     Accumulated Deficit                                                     (15,490,371)            (13,330,725)

                                                                         ----------------        ----------------
                      Total stockholders' equity                               4,493,605               6,255,099
                                                                         ----------------        ----------------

                                                                         ================        ================
                      Total liabilities and stockholders' equity             $10,591,397             $12,156,967
                                                                         ================        ================




See Notes to Consolidated Condensed Financial Statements


                                  INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)




                                                                     For the Three Months Ended March 31,
                                                             -------------------------------------------------
                                                                     1998                       1997
                                                             ---------------------      ----------------------

Revenues:
   Financial Information Services:
      Advertising                                                      $2,793,264                  $2,329,712
      Circulation                                                         850,956                   1,179,242
      List rental and other                                               309,753                     336,661
                                                             ---------------------      ----------------------
      Total financial information services revenues                     3,953,973                   3,845,615
   Investment management services (Notes 2 and 5)                         101,334                     121,174
   Net depreciation in fund (Note 2)                                     (440,313)                 (1,665,317)

                                                             ---------------------      ----------------------
      Total revenues                                                    3,614,994                   2,301,472
                                                             ---------------------      ----------------------

Operating expenses:
      Editorial, production and distribution                            3,078,327                   2,156,491
      Promotion and selling                                             1,503,297                   1,476,125
      General and administrative                                        1,149,660                   1,032,587
      Depreciation and amortization                                        73,311                      65,425

                                                             ---------------------      ----------------------
      Total operating expenses                                          5,804,595                   4,730,628
                                                             ---------------------      ----------------------


                                                             ---------------------      ----------------------
Operating loss                                                         (2,189,601)                 (2,429,156)
                                                             ---------------------      ----------------------

Interest income                                                            29,955                      10,943

                                                             ---------------------      ----------------------
Net loss                                                              ($2,159,646)                ($2,418,213)
                                                             ---------------------      ----------------------

Net loss per weighted average common share                                 ($0.30)                     ($0.39)

Weighted average number of common
  shares outstanding during the period                                  7,203,199                   6,154,162


See Notes to Consolidated Condensed Financial Statements



                                  INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)







                                                                                 For the Three Months Ended March 31,
                                                                         --------------------------------------------------
                                                                                 1998                        1997
                                                                         ----------------------      ----------------------

     Cash flows from operating activities:
     Net loss                                                                      ($2,159,646)                ($2,418,213)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
        Depreciation and amortization                                                   73,311                      65,425
        Loss on sale of equipment                                                        1,258                 -
        Changes in operating assets and liabilities:
           Decrease (increase) in:
             Accounts receivable                                                       391,957                     114,674
             Prepaid expenses and other current assets                                 (55,508)                   (139,814)
             Deferred subscription expense                                              41,208                     254,444
           Increase (decrease) in:
             Accounts payable and accrued expenses                                     121,299                    (859,466)
             Deferred subscription revenue                                              69,735                    (346,257)
             Deferred revenue                                                            4,890                 -
                                                                         ----------------------      ----------------------
           Net cash used in operating activities                                    (1,511,496)                 (3,329,207)
                                                                         ----------------------      ----------------------


     Cash flows from investing activities:
     Purchase of property and equipment                                                (38,559)                    (51,795)
     Proceeds from sale of equipment                                                     1,051                 -
     Decrease in investment in affiliate                                               440,313                   2,565,317

                                                                         ----------------------      ----------------------
           Net cash provided by investing activities                                   402,805                   2,513,522
                                                                         ----------------------      ----------------------


     Cash flows from financing activities:
     Proceeds from exercise of stock options                                           398,152                      96,676
                                                                         ----------------------      ----------------------
           Net cash provided by financing activities                                   398,152                      96,676
                                                                         ----------------------      ----------------------


     Net decrease in cash and cash equivalents                                        (710,539)                   (719,009)

     Cash and cash equivalents, beginning of period                                  3,533,622                   1,544,451

                                                                         ======================      ======================
     Cash and cash equivalents, end of period                                       $2,823,083                    $825,442
                                                                         ======================      ======================



See Notes to Consolidated Condensed Financial Statements



                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

          The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (the "Company"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10- Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1997 on Form 10- KSB.

2.   INVESTMENT MANAGEMENT SERVICES

          A wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), serves as general partner of (and investor in) a domestic private investment fund. The Company is also a limited partner in the fund. The fair value of the Company's investment in the fund decreased from $4,037,432 at December 31, 1997 to $3,597,119 at March 31, 1998. This
     decrease resulted from net losses on the Company's investment in the fund. As discussed in Note 5, the Company has decided to dissolve the fund and distribute the net assets to all investors as soon as the investments held by the fund are liquidated.

          Selected unaudited financial information for the fund as of March 31, 1998 and December 31, 1997 is as follows:


                                      March 31,       December 31,
                                         1998            1997

          Assets (at fair             $50,043,422     $71,245,441
          value)
          Liabilities                  19,177,609      32,104,302
          Partners' capital            30,865,813      39,141,139

          The net loss for the fund for the three months ended March 31, 1998 totaled $3,778,203 as compared to a net loss of $16,638,713 for the quarter ended March 31, 1997.

          The Company, through WTCM, provides investment management services to the domestic private investment fund referred to above, and to an offshore private investment fund. Total equity under management by the Company as of March 31, 1998 for both the domestic and offshore funds was approximately $38.7 million.


          WTCM   is  also  entitled  to  receive  a  special allocation equal to
     20% of the net income, if  any,  of each  of the funds (not including
     income earned on  its own   investment),  subject  to  certain limitations,
     calculated at year end, which is December 31st for the domestic fund and June 30th for the offshore fund. If the amount of the special allocation for the offshore fund were calculated as of May 11, 1998 a gain of approximately $216,000 would have been earned by the Company; however, as the ultimate amount to be earned is dependent on the performance of the fund through June 30th, benefits (if any) are not recorded until June 30, 1998. The Company does not expect to receive a special allocation during 1998 from the domestic fund based on the negative performance of that fund to date.

3.   STOCK OPTIONS

          During the three months ended March 31, 1998, the Company granted 38,500 options to purchase the Company's Common Stock; 84,938 options were exercised (providing proceeds of $398,152); 21,000 options were canceled. Of the total granted, all options were granted under Company stock option plans which expire at various dates through March 2008.

4.   LOSS PER COMMON SHARE

           Net loss per weighted average common share for the three month periods ended March 31, 1998 and 1997 were computed using the weighted average number of common shares outstanding during each period. The exercise of stock options and warrants were not assumed in the computation of loss per common share, as the effect would have been antidilutive. Previously reported net loss per share amounts are the same as required by the adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which became effective in the fourth quarter of 1997.

5.   SUBSEQUENT EVENT

          On April 28, 1998 the Company's Board of Directors decided to dissolve the domestic and offshore private investment funds (see Note 2 above) and distribute the net assets to all investors as soon as the investments held by the funds are liquidated. As of March 31, 1998 the Company's investment in the domestic fund was valued at $3,597,119. The Company has no investment in the offshore fund.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Forward Looking Statements

     When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward- looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Three Months Ended March 31, 1998 as Compared to the Three Months Ended March 31, 1997

     Operating Losses

     The Company's operating loss decreased by $239,555, to $2,189,601 for the three months ended March 31, 1998, as compared to $2,429,156 in 1997. This decrease in operating loss relates primarily to the net effect of a reduction in the net depreciation of the Company's investment in the domestic fund of an approximate $1.2 million, offset by an approximate $1 million increase in operating losses incurred by the Company's financial information services operations. The Company's online service, www.iionline.com, incurred a negative contribution (before deducting general and administrative ("G&A") expenses) of approximately $0.5 million for the quarter, compared with approximately $0.1 million in 1997, reflecting continued investment in this new service line. Individual Investor incurred a negative contribution (before deducting G&A expenses) of approximately $0.1 million, as compared to a positive contribution of $0.3 million in 1997. This is primarily a result of the increases in editorial, production, promotion and selling costs described below, without achieving planned increases in advertising revenues. In addition, during 1998 the profit contribution (before deducting G&A expenses) from Special Situations Report declined by approximately $0.1 million, because of reduced subscription revenues. General and administrative and depreciation expenses increased by $0.1 million.

     Revenues

     Total revenues increased 57%, to $3,614,994 for the quarter ended March 31, 1998, as compared to $2,301,472 for the quarter ended March 31, 1997.

     Revenues from financial information services rose 3%, to $3,953,973 for the quarter ended March 31, 1998, as compared to $3,845,615 in 1997.

     Advertising revenues increased by $463,552, or 20%, to $2,793,264 for the quarter ended March 31, 1998, as compared to $2,329,712 in 1997. Of this increase, the Company's website, www.iionline.com, generated $229,421 in the first quarter of 1998 (there were no revenues in the first quarter of 1997).

Ticker (sm) advertising revenues increased by $152,947, or 52%, to $448,932 for the quarter ended March 31, 1998, as compared to $295,985 for the same period in 1997, primarily due to three issues published in 1998 compared to two in 1997, together with 20% circulation and rate increases effected in 1998. Advertising revenues for Individual Investor increased by 4% in the first quarter of 1998 as compared to the first quarter of 1997. As a result of the increase in paid circulation of Individual Investor, effective November 1997 the company increased its advertising rates by 18%. However, total advertising pages for Individual Investor decreased by 8% in the 1998 period as compared to the 1997 period, in part reflecting the fact that the Company was without a Publisher throughout the first quarter of 1998. In April 1998 this position was filled. In addition, the categories of pages that declined were lower margin pages. Although overall pages declined, the higher margin consumer pages increased by 10% for the quarter ended March 31, 1998 as compared to the same period in 1997.

     Circulation revenues decreased 28%, to $850,956 for the quarter ended March 31, 1998, as compared to $1,179,242 in 1997. Individual Investor had average paid circulation of over 525,000 in the first quarter of 1998, comprised of paid subscribers and newsstand distribution, as compared to average paid circulation of over 433,000 in the first quarter of 1997. Nevertheless, subscription revenues for Individual Investor decreased 14%, to $584,021. The decrease in subscription revenues is a direct result of the reduction of direct mail and television campaigns in favor of other sources for subscribers (such as the use of subscription agencies and airline frequent flyer promotions) that provide for continuing numbers of new subscribers with lower marketing expenses but little or no subscription revenue. Subscription revenues for the Company's newsletter, Special Situations Report, decreased 70%, to $93,417, as a result of a decrease in subscribers. As of March 1998, Special Situations Report had approximately 5,300 paid subscribers as compared to 12,000 in March 1997. This decrease is a direct result of the reduction of television campaign promotions. The Company believes that subscription revenues for Individual Investor and Special Situations Report will stabilize at current levels. In addition, the Company does not currently impose a charge for use of its online service.

     List rental and other revenues totaled $309,753 for the quarter ended March 31, 1998, as compared to $336,661 in 1997. List rental revenue decreased to $160,768 for the quarter ended March 31, 1998 as compared to $276,730 in 1997. The decrease in list rental revenue is primarily attributable to reduced demand. Other revenues, which primarily include the sale of reprints from Individual Investor and Ticker magazines and revenues from an affinity credit card agreement, increased to $148,985 in 1998 as compared to $59,931 in 1997.

     Investment management services revenues were $101,334 for the quarter ended March 31, 1998, as compared to $121,174 in 1997. Revenues from investment management services are a combination of management fees, being 1 to 1-1/2 percent of assets under management, and a special profit allocation, being 20% of defined performance (with additional revenues of $42,092 in 1997 from portfolio consulting activities). Because total equity managed by the Company was approximately $38.7 million as of March 31, 1998 as compared to $28.3 million as of March 31, 1997, management fees earned by the Company increased to $101,334 for the first quarter of 1998 as compared to $79,082 in 1997. While total equity managed by the Company as of March 31, 1998 increased from the prior year, it decreased from $47 million and $66 million at December 31, 1997 and 1996, respectively. The performance of the managed funds was negative during the three months ended 1998 and 1997, and for the years ended December 31, 1997 and 1996, as compared to positive performance by the Nasdaq Small Cap market and the Russell  2000 Index.  As a result of the  continuing  negative  performance, assets under management continue to decrease. Net withdrawals in excess of contributions from the funds were approximately $13 million for 1997. In the first quarter of 1998 investors in the funds made net withdrawals of approximately $4.6 million. The Company has decided to dissolve the domestic and offshore funds and distribute the net assets to all investors as soon as the investments held by the funds are liquidated. As of March 31, 1998 the value of the Company's investment in the domestic fund $3,597,119. No assurance can be given that the Company will realize this entire amount in the liquidation of the domestic fund.

     Net depreciation in fund totaled $440,313 for the quarter ended March 31, 1998 as compared to net depreciation of $1,665,317 in 1997. Net depreciation in fund directly relates to the realized and unrealized earnings of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments, will vary significantly from period to period and may result in losses as well as income.

     Operating Expenses

     Total operating expenses increased 23%, to $5,804,595 for the quarter ended March 31, 1998 as compared to $4,730,628 in 1997.

     Editorial, production and distribution expenses increased 43%, to $3,078,327 in 1998 from $2,156,491 in 1997. Of this increase, the Company incurred expenses totaling $645,568 in 1998, as compared to $103,328 in 1997, related to continuing development and ongoing maintenance of its web site www.iionline.com. Management anticipates expenses relating to online services to increase as development continues. Production and distribution expenses for Individual Investor increased by $196,803, to $1,336,308 in 1998, as compared to $1,139,505 in 1997 due to additional copies printed for a larger subscriber base. Also, costs incurred in the first quarter of 1998 for the production and distribution of Ticker increased by $66,805, to $381,211 in 1998, as compared to $314,406 in 1997, primarily due to three issues published in 1998 compared to two in 1997. Staffing levels have been increased to aid growth in the Company's current publications as well as its online service.

     Promotion and selling expenses increased 2%, to $1,503,297 for the quarter ended March 31, 1998, from $1,476,125 in 1997. Advertising salaries, payroll taxes and commissions have increased by approximately 6% as a result of higher revenues and new sales personnel added in 1997 in an attempt to further increase advertising revenues, and to develop advertising for Ticker. These increases were offset in part by reductions in marketing expenses for the investment management services operations and subscription promotion expenses.

     General and administrative expenses increased 11%, to $1,149,660 for the quarter ended March 31, 1998, as compared to $1,032,587 in 1997. Substantially all of this increase resulted from higher levels of employee benefits relating to additional personnel, legal fees, and recruiting fees.

     Depreciation and amortization expense increased 12%, to $73,311 in 1998 from $65,425 in 1997. The increase in 1998 is primarily attributable to depreciation of office furniture and computer equipment purchased for additional personnel.

      Interest and other income increased to $29,955 in 1998 from $10,943 in 1997. This increase is primarily due to higher levels of cash invested by the Company.

     The Company's net loss for the first three months of 1998 totaled $2,159,646 as compared to a net loss of $2,418,213 for the same period of the prior year. No income taxes were provided in 1998 or 1997 due to the net loss. The net loss per weighted average common share for the first three months in 1998 was $0.30 as compared to $0.39 in 1997.

Liquidity and Capital Resources

     As of March 31, 1998, the Company had working capital of $2,337,806, including cash and cash equivalents totaling $2,823,083. In addition, as of March 31, 1998 the value of the Company's investment in the domestic private investment fund was $3,597,119, which will be available, subject to market fluctuations and liquidity, to provide working capital to fund the Company's operations as the domestic fund is liquidated and its assets are distributed to its partners. However, no assurance can be given that the Company will realize the entire amount upon liquidation of its investment in the fund. During the three months ended March 31, 1998 the Company received $398,152 from exercises of stock options. These inflows helped to fund the Company's net cash used in operating activities of $1,511,496 during the quarter.

      The Company incurred an operating loss of $2,189,601 for the three months ended March 31, 1998. This loss was attributable to a number of factors. Net depreciation in fund totaled $440,313 for the quarter. In addition, the Company's investment in its online service incurred net expenses over revenues of approximately $0.5 million (before deducting general and administrative expenses). During the first quarter of 1998 the Company also fell short on its goals for advertising pages sold (and the Company, accordingly, did not meet its goals for advertising revenues), partially resulting from the effect of rate increases implemented of approximately 18% in November 1997.

      The Company's current level of revenues are not sufficient to cover its expenses. Under its current business plan, during 1998 the Company does not intend to significantly reduce its expenses, expects to continue to invest in its existing products and anticipates losses to continue in 1998. Therefore, profitability will be achieved in future periods only if the Company can substantially increase its revenues while controlling increases in expenses. The Company intends to continue to increase its investment in its online service since it believes that this line of business offers the greatest opportunity for generating substantial revenues over the longer term.

     Management expects advertising revenues to continue to grow based upon a number of factors. First, the Company expects to derive the benefit of increased advertising rates for Individual Investor. Second, the Company believes that it can attract more advertising pages from higher margin consumer advertisers with an improved advertising management structure, including a new publisher hired in April 1998, and other new key sales personnel. Third, the Company expects to realize the benefits of increased awareness of Ticker in the marketplace and the effect of the new rate increase for Ticker implemented in February 1998. Fourth, the Company expects to realize higher revenues from a full year of operations of www.iionline.com, as well as generate additional revenues from this rapidly growing medium. The Company also believes that overall circulation revenues have stabilized.

     No assurance can be given that advertising revenues for Individual Investor and Ticker will increase because higher advertising rates may not be accepted by advertisers, advertising pages may continue to decline for Individual Investor, and the advertising mix may change. Although the Company has recently added key advertising sales personnel and has hired a new publisher in April 1998, no assurance can be given that these changes will result in advertising revenue increases. The Company also believes that a stock market correction or "bear" market would affect its ability to sell advertising to the financial advertiser categories. In addition, although the Company has developed a specific marketing strategy for www.iionline.com, no assurance can be given that this strategy will be successful.

     Based on the Company's business plan, the Company believes that its working capital and its investment in the fund will be sufficient to fund its operations and capital requirements through 1998, although there can be no assurance that the assumptions in its business plan will be realized or that the full amount of its investment in the fund will be realized in 1998 since it is subject to market fluctuations and liquidity. Thereafter, if revenues have not been significantly increased above current levels, the Company will need to raise additional capital in order to sustain operations or else consider the discontinuance or sale of parts of its current operations. The Company has not yet determined the costs that it will incur in connection with its anticipated relocation to new space in early 1999, although it can be expected to be at a significantly higher rate per square foot. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. Failure to obtain additional financing on favorable terms could have a substantial adverse effect on the Company's future ability to conduct operations. There can be no assurance that additional losses will not be incurred in the future, or that the Company will be able to operate profitably in the future.

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

                                          INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                                     PART II- OTHER INFORMATION


ITEM 2 - Sales of Unregistered Securitie

---------------- ----------------------- ---------- -------------------------------- --------------- -------------------------------
                                          Number    Consideration received and       Exemption       If option, warrant or
Date of sale     Title of security         Sold     description of underwriting or   from            convertible security, terms
                                                    other discounts to market        registration    of exercise or conversion
                                                    price afforded to purchasers     claimed
---------------- ----------------------- ---------- -------------------------------- --------------- -------------------------------

1/98 -3/98       options to purchase      38,500    options granted - no              Section 4(2)   vesting over a period of
                 common stock granted               consideration received by                        three to five years from date
                 to employees,                      Company until exercise                           of grant, subject to certain
                 directors and                                                                       conditions of continued
                 consultants                                                                         service; exercisable for a
                                                                                                     period lasting ten years from
                                                                                                     date of grant at exercise
                                                                                                     prices ranging from $6.00 to
                                                                                                     $7.25






ITEM 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

         10.1  Agreement with Michael J. Kaplan dated April 1, 1998

         27    Financial Data Schedule March 31, 1998

     (b)  The Company did not file any reports
          on Form 8-K during the Quarter Ended
          March 31, 1998

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 13, 1998

                    INDIVIDUAL INVESTOR GROUP, INC. (Registrant)




                    By:    /s/ Jonathan L. Steinberg
                    --------------------------------------------
                         Jonathan Steinberg, CEO and Chairman of the Board





                    By:  /s/ Scot A. Rosenblum
                    -----------------------------------------
                         Scot Rosenblum, Executive Vice President and
                         Chief Financial Officer





                    By:  /s/ Henry G. Clark
                    ------------------------------------------
                         Henry G. Clark, Controller
                         (Principal Accounting Officer)



                                  EXHIBIT INDEX


  Exhibit No.    Description                                                Page

    10.1         Agreement with Michael J. Kaplan dated April 1, 1998        16

    27           Financial Data Schedule March 31, 1998                      26


                                                                    EXHIBIT 10.1

                                    AGREEMENT

     AGREEMENT, dated April 1, 1998, by and between Individual Investor Group, Inc., a corporation organized and existing under the laws of the State of Delaware with an address at 1633 Broadway, 38th Floor, N.Y., N.Y. 10019 (the "Company") and Michael J. Kaplan,. Esq., an individual residing in the State of New York with an address at 310 Palisade Avenue, Dobbs Ferry, New York 10522 ("Kaplan").

     WHEREAS, Kaplan has been employed by the Company since September 30, 1996, first as General Counsel, and commencing as of May 9, 1997 also as Vice President; the Company and Kaplan are the parties to that certain Stock Option Agreement dated May 9, 1997 (the "Option Agreement"); the Company and Kaplan are the parties to that certain Indemnification Agreement dated as of September 30, 1996 (the "Indemnification Agreement"), and; the Company and Kaplan now mutually desire to provide for the orderly termination of the employment relationship which existed between them and otherwise make provision respecting certain economic and other matters relating to the Option Agreement and Indemnification Agreement;

     NOW THEREFORE, in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follows:

l.   Termination of Employment.

     (A) Termination. Kaplan's employment with the Company (and/or any subsidiary of the Company) is hereby terminated effective as of the close of business on May 15, 1998 (the "Termination Date"). Kaplan may take two weeks vacation between the date of this Agreement and the Termination Date. Kaplan's capacities as Vice President and General Counsel will similarly be terminated on the Termination Date. If Kaplan does not use this two weeks of vacation in full, Kaplan shall be paid for such un-used time. Notwithstanding the foregoing, the Company's Chief Executive Officer may terminate Kaplan's employment sooner, and thereby accelerate the Termination Date, upon 48 hours' notice.

     (B) Transition. Between the date of this Agreement and the Termination Date Kaplan shall use his best efforts to fulfill his duties to the Company (and/or any subsidiary of the Company) generally and to assist in the orderly transition of legal matters and files to such counsel and other persons as Jonathan Steinberg may direct. In connection therewith, Kaplan shall work with outside counsel to prepare a list of pending projects and shall prepare appropriate status reports regarding such matters. It being acknowledged that the transition of all of such legal matters and files may not be completed by the Termination Date and Kaplan may have personal knowledge regarding such matters and files that may not have been communicated to others in connection with such transition, subsequent to the Termination Date, Kaplan shall make himself reasonably available to the Company or its agents for consultation regarding these matters upon request (it being specifically acknowledged by the Company that Kaplan is not required to perform legal services or render legal advice to the Company in connection with such consultation).

2.   Payments, Benefits and Other Arrangements.

     (A) Salary. The Company shall make regular payroll payments to Kaplan at the current rate of salary ($170,000 per annum), through and including the Termination Date, with final payment due not later than the Termination Date.

     (B) Severance Payment. The Company shall make a payment to Kaplan in the amount of One Hundred Twenty Thousand Dollars ($120,000), net of applicable withholding taxes (the "Payment"), on July 1, 1998 (the "Payment Date"). After making the Payment to Kaplan, the Company shall have no other or further bonus, severance, vacation, or other payment obligation to Kaplan.

     (C) Option Agreement. Notwithstanding anything to the contrary contained in the Option Agreement, which is hereby amended to the extent that any of the following provisions are inconsistent with the existing terms of the Option Agreement, it is acknowledged and agreed that: (i) Kaplan shall be vested in options to purchase a total of 50,000.66 shares of the common stock of the Company (the "Vested Options"), including specifically the options vested as indicated on the Option Schedule as follows (it being specifically agreed that the 5/9/98 vesting is hereby guaranteed, notwithstanding any acceleration of the Termination Date):

                                                          Exercise
          Date Vested         Number of Shares             Price

             9/30/97               8,333.33                 $8.00
            12/31/97              16,667.00                 $5.88
              1/1/98               8,333.33                 $7.25
              5/9/98              16,667.00                 $5.88

(ii) the Vested Options shall not become exercisable until 90 days following the Termination Date and shall remain exercisable through the close of business on the first anniversary of the date they first become exercisable and not thereafter; and (iii) the termination of employment effected by this Agreement shall not cause the acceleration of vesting of any other options under the Option Agreement and Kaplan waives and relinquishes the right to vest in any other options included in the Option Agreement other than the Vested Options.

     (D) Indemnification Agreement. The Indemnification Agreement shall not be modified, amended or impaired by this Agreement; provided that Corporate Status as defined under the Indemnification Agreement shall terminate effective upon the Termination Date, and; provided further, that the parties agree that Section 13(a) of the Indemnification Agreement shall hereby be amended and modified to read only "May 15, 2008".

     (E) Medical and Dental Benefits. The medical coverage heretofore afforded Kaplan by the Company will be paid by the Company through May 31, 1998. Thereafter Kaplan may continue coverage for 18 months pursuant to COBRA rules and regulations at his own expense. The Company will promptly after the Termination Date furnish Kaplan with a "HIPA" certificate and otherwise comply with all applicable laws for the purpose of allowing Kaplan to transfer to another health plan without a break or limitation in coverage. In the event Kaplan elects COBRA coverage he shall reimburse the Company the total amount of the monthly premium rate for each month coverage is continued beyond May 1998.

     (F) Expenses. The Company shall reimburse Kaplan for expenses incurred prior to the Termination Date on behalf of the Company and in accordance with regular Company procedures.

     (G) Equipment. Kaplan shall be entitled to retain the IBM ThinkPad and IOMEGA Zip Drive he has used while employed by the Company in exchange for a payment, due on the Payment Date, in the amount of Five Hundred Dollars ($500), or he shall return such equipment to the Company on the Payment Date. Any and all other equipment and property of the Company heretofore utilized by Kaplan and now in Kaplan's possession will be delivered by Kaplan to the Company on or before the Termination Date.

3.   Mutual Release, Non-Disparagement and Confidentiality.

     (A) On the Payment Date and conditioned upon the Company and Kaplan making the deliveries required in this paragraph (with Kaplan's delivery being further conditioned upon the Company making the Payment), the Company shall deliver to Kaplan a Release dated the Payment Date, executed in the form attached hereto as Exhibit A, and, conditioned upon receipt of the Payment and the Company's Release, Kaplan shall deliver to the Company a Release dated the Payment Date, executed in the form attached hereto as Exhibit B. Delivery shall be made at the offices of Graubard Mollen & Miller, 600 Third Avenue, New York, New York.

     (B) The Company and Kaplan agree that the termination of employment effected hereunder is by mutual agreement. The Company shall refer all inquiries regarding Kaplan from prospective employees or other third parties seeking to establish a business relationship with Kaplan to Jonathan Steinberg or his successor, if any, as Chief Executive Officer. Mr. Steinberg shall respond to all such inquiries consistent with the foregoing statement. Following the execution of this Agreement, either the Company or Kaplan may make disclosure to Company personnel not already privy to information regarding this Agreement regarding the fact that Kaplan's employment has been terminated by mutual agreement and that the presently anticipated last day of employment is May 15, 1998. Kaplan agrees that he shall take no action and shall make no statement or comment which may, directly or indirectly, disparage the reputation of the Company and/or its subsidiaries and/or its or their executives, directors, personnel and/or publications. The Company and its officers and directors shall take no action and shall make no statement or comment which may, directly or indirectly, disparage the reputation of Kaplan.

     (C) The Company and Kaplan agree to keep the terms of this Agreement confidential, except that (i) Kaplan may make disclosure of the terms to his immediate family members and may disclose any terms that have previously been disclosed by the Company, (ii) the Company may make such disclosure as is necessary to comply with applicable securities laws or as may be requested by regulatory authorities, and (iii) either party may make disclosure to its professional advisors or in any legal proceedings brought by either party to enforce its rights hereunder.

4.   Miscellaneous.

     (A) Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties, their heirs, executors, administrators, successors and assigns (if any) permitted under paragraph 4(J), and the parties, their heirs, executors, administrators, and successors and assigns, shall execute any instruments in writing which may be necessary or proper in carrying out its purposes and intent and any and all necessary governmental or regulatory filings with regard thereto.

     (B) Choice of Law, Jurisdiction and Venue. This Agreement shall be construed under and in accordance with the laws of the State of New York, without regard to choice of law principles. The parties agree that the State Courts of the State of New York shall have sole and exclusive jurisdiction over any action brought to enforce the terms of this Agreement and the parties hereto consent to the personal jurisdiction and venue of the courts of the State of New York in the County of New York for such purposes.

     (C) Survival. The agreements and representations and warranties of the parties hereto contained in this Agreement shall survive any termination of this Agreement. The agreements and obligations of the Company contained in this Agreement shall survive any merger, acquisition, change of control and/or bankruptcy or other insolvency of the Company.

     (D) Confidentiality. Kaplan agrees that he shall not divulge, furnish, or make accessible to anyone including present or former employees of the Company (other than in the regular course of business of the Company prior to the Termination Date and after the Termination Date only in response to specific inquiry made by a duly authorized representative of the Company seeking consultation with Kaplan as contemplated in paragraph 1(B)) any knowledge or information with respect to confidential or secret processes, inventions, discoveries, improvements, formulae, plans, material, devices, ideas, or other know-how, whether intellectual property or not, with respect to any confidential or secret engineering, development, or research work or with respect to any other confidential or secret aspects of the Company's business (including, without limitation, customer lists, subscription lists, supplier lists, and pricing arrangements with customers, subscribers, or suppliers). Kaplan further agrees that he shall not make use of, nor permit to be used, any confidential notes, memoranda, specifications, programs, data, information or other materials of any nature whether oral or written relating to any matter within the scope of the business of the Company or concerning any of its dealings or affairs otherwise than for the benefit of the Company, it being agreed that any of the foregoing shall be and remain the sole and exclusive property of the Company and that immediately upon the termination of Kaplan's employment, Kaplan shall deliver any or all copies of the foregoing to the Company. Kaplan also acknowledges that as general counsel to the Company and its subsidiaries he has become privy to information the disclosure of which by Kaplan is prohibited (except in limited circumstances) by the attorney-client privilege and he is aware of such privilege and will not disclose such information in violation of his ethical obligations as an attorney.

     (E) Work for Hire. Kaplan agrees that all ideas, marketing concepts, slogans, advertising campaigns, characters, proposals and plans invented or developed by him which relate directly or indirectly to the business of the Company or arose out of his employment with the Company or the use of the Company's property or resources including, without limitation, any ideas, proposals and plans which may be copyrighted, trademarked, patented or otherwise protected (collectively, "Intellectual Property") are and will be the property of the Company. Kaplan understands and agrees that any and all such Intellectual Property constitute a "work for hire" under the U.S. Copyright Law. In the event any such Intellectual Property is not regarded as a "work for hire," Kaplan hereby assigns to the Company the sole and exclusive right to such Intellectual Property. Kaplan agrees that upon request of the Company, he will execute and deliver any and all documents or instruments and take any other action which the Company shall deem necessary to assign to and vest completely in the Company all right, title and interest in such Intellectual Property, to perfect trademark, copyright and patent protection with respect thereto, or to otherwise protect the Company's trade secrets and proprietary interest in such Intellectual Property. Kaplan will, at the request and expense of the Company, sign and execute all such deeds or documents, and provide such cooperation, including truthful testimony, as the Company and its duly authorized agents may reasonably require: (i) to apply for, obtain and vest in the name of the Company alone (unless the Company otherwise directs) trademarks, copyrights, patents or other analogous protection in any country throughout the world and when so obtained or vested to renew and restore the same; and (ii) to defend any opposition proceedings in respect of such applications and any opposition proceedings or petitions or applications for revocation of such trademarks, copyrights, patents or other analogous protection. In the event Kaplan does not, within five (5) days, execute and deliver such documents reasonably necessary to vest in the Company all right, title and interest in such Intellectual Property, Kaplan hereby irrevocably designates and appoints the Company and its duly authorized officers and agents as Kaplan's agent and attorney-in-fact, to act for and in Kaplan's behalf and stead to execute and file any such application or applications and to do all other lawfully permitted acts to further the prosecution and issuance of trademarks, copyright, patents or other analogous protection thereon with the same legal force and effect as if executed by Kaplan. The Company agrees to pay any and all copyright, trademark and patent fees and expenses or other costs incurred by Kaplan for any assistance rendered to the Company pursuant to this paragraph.

     (F) If either the Company or Kaplan commits a breach, or threatens to commit a breach, of any of the provisions of Sections 3(B), 3(C) or 4(D), the other shall have the right and remedy:

          (i) to have the provisions of this Agreement specifically enforced, it being acknowledged that any such breach or threatened breach will cause irreparable injury and that money damages will not provide an adequate remedy; and

          (ii) with respect to a breach by Kaplan of the provisions of paragraphs 4(D) or 4(E), the Company may require Kaplan to account for and pay over to the Company all compensation, profits, monies, accruals, increments, or other benefits (collectively "Benefits") derived or received by Kaplan as a result of any transactions constituting a breach of any of the provisions of paragraphs 4(D) or 4(E) and Kaplan hereby agrees to account for and pay over such Benefits to the Company.

     (G)  Headings.   The  headings   used  in  this   Agreement  are  used  for
administrative purposes only and do not constitute substantive matters to be considered in construing the terms of this Agreement.

     (H) Notice. Any notice herein provided for shall be in writing and shall be deemed duly given when delivered to the other to whom it is addressed. Any notice herein provided for shall be sent to the address first above indicated in this Agreement or such other address as either party may indicate by notice to the other.

     (I) Merger. This Agreement, the Option Agreement and the Indemnification Agreement (the latter two of which are amended as set forth herein) embody the entire understanding and agreement of the parties hereto in relation to the subject matter hereof, and no promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto. None of the terms and conditions of this Agreement may be changed, modified, waived or canceled orally or otherwise except by a writing signed by both the parties hereto, specifying such change, modification, waiver or cancellation. A waiver at any time of compliance with any of the terms and conditions of this Agreement shall not be considered a modification, cancellation or waiver of such terms and conditions of any preceding or succeeding breach thereof unless expressly so stated.

     (J) Non-Assignability. This Agreement shall only be assignable by Kaplan to his successors or assigns in the event of death or incapacity, and shall only be assignable and shall be assigned by the Company to any legal successor.

     (K) Attorney Fees and Penalty. If either party seeks redress in the State Courts of the State of New York to enforce its rights under this Agreement, the party prevailing in such action shall be entitled to its reasonable attorney's fees and expenses as deemed appropriate by the court, including those relating to the prosecution or resistance of any proceeding in all appellate courts before or after final decision of a court of competent jurisdiction. In addition, if Kaplan must seek redress in court to collect the Payment and shall prevail in that action, he shall be entitled to a $50,000 penalty payment.

     IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by and on behalf of the parties hereto as of the date first hereinabove written and each such party executes this Agreement on the understanding and agreement that each has hereby bound and obligated itself hereby.

                                   INDIVIDUAL INVESTOR GROUP, INC.


                                   By:
                                        -------------------------------
                                        Jonathan    Steinberg, Chairman and
                                        Chief Executive Officer



                                        --------------------------------
                                        Michael J. Kaplan


                                                            Exhibit A

                                    RELEASE

     To all to whom these Presents shall come or may Concern, Know That:

     Individual Investor Group, Inc. ("IIG"), a corporation organized under the laws of the State of Delaware, WisdomTree Capital Management, Inc., a corporation organized and existing under the laws of the State of New York, I.I. Strategic Consultants, Inc., a corporation organized and existing under the laws of the State of Delaware, WisdomTree Administration, Inc., a corporation organized and existing under the laws of the State of Delaware, I.I. Interactive, Inc., a corporation organized and existing under the laws of the State of Delaware, Advanced Marketing Ventures, Inc., a corporation organized and existing under the laws of the State of Delaware, WisdomTree Capital Advisors, LLC, a limited liability corporation organized and existing under the laws of the State of New York, and each being fully authorized to execute this Release (hereinafter collectively referred to as the RELEASORS), in exchange for consideration heretofore received by IIG and each of the RELEASORS the receipt and sufficiency of which is hereby acknowledged, do hereby release and forever discharge Michael J. Kaplan, Esq., an individual (hereinafter referred to as RELEASEE), RELEASEE's heirs, executors, administrators, successors and assigns from all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims, and demands of any kind whatsoever, in law, admiralty or equity, which against the RELEASEE, any or all of the RELEASORS or RELEASORS' successors and assigns ever had, now have or hereafter can, shall or may have for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of the world to the day of the date of this RELEASE, except for matters arising out of a breach of the obligations under an Agreement, dated as of March __, 1998 between IIG and Michael J. Kaplan, Esq.

     Whenever the text hereof requires, the use of the singular number shall include the appropriate plural number as the text of the within instrument may require.

     This RELEASE may not be changed orally.

     IN WITNESS WHEREOF, each of the undersigned as RELEASOR, has caused this RELEASE to be executed by its duly authorized officer on July 1, 1998.

Individual   Investor  Group,  Inc.         WisdomTree Capital Management, Inc.

By:                                         By:
   -----------------------------                -----------------------------
   Jonathan Steinberg, Chairman and             Jonathan Steinberg, Chairman and
   Chief Executive Officer                      Chief Executive Officer

I.I. Strategic Consultants, Inc.            WisdomTree Administration, Inc.

By:                                         By:
   -----------------------------                -----------------------------
   Jonathan Steinberg, Chairman and             Jonathan Steinberg, Chairman and
   Chief Executive Officer                      Chief Executive Officer

I.I. Interactive,Inc.                       Advanced Marketing Ventures, Inc.

By:                                         By:
   -----------------------------                -----------------------------
   Jonathan Steinberg, Chairman and             Jonathan Steinberg, Chairman and
   Chief Executive Officer                      Chief Executive Officer

                                            WisdomTree Capital Advisors, L.L.C.

                                            By:
                                                -----------------------------
                                                Jonathan Steinberg, Chairman and
                                                Chief Executive Officer

                                 ACKNOWLEDGMENTS


State of New York    )
                     ) ss.:
County of New York   )


     On the ____ day of July, 1998, before me personally came Jonathan Steinberg to me known, who being by me duly sworn, did depose and say that he resides at_________ _______; that he is the Chairman and Chief Executive Officer of each of the corporations on whose behalf he has executed the above instrument; and that he signed his name thereto by authority of the Board of Directors of each of the said corporations.


                                             -----------------------------------
                                                       Notary Public

                                                                 Exhibit B

                                     RELEASE

     To all to whom these Presents shall come or may Concern, Know That:

     Michael J. Kaplan, Esq., an individual residing in the State of New York and being fully authorized and competent to execute this Release (hereinafter referred to as RELEASOR), in exchange for consideration heretofore received by RELEASOR the receipt and sufficiency of which is hereby acknowledged, does hereby release and forever discharge Individual Investor Group, Inc. ("IIG"), a corporation organized and existing under the laws of the State of Delaware, WisdomTree Capital Management, Inc., a corporation organized and existing under the laws of the State of New York, I.I. Strategic Consultants, Inc., a corporation organized and existing under the laws of the State of Delaware, WisdomTree Administration, Inc., a corporation organized and existing under the laws of the State of Delaware, I.I. Interactive, Inc., a corporation organized and existing under the laws of the State of Delaware, Advanced Marketing Ventures, Inc., a corporation organized and existing under the laws of the State of Delaware, WisdomTree Capital Advisors, LLC, a limited liability corporation organized and existing under the laws of the State of New York, WisdomTree Associates, L.P., a limited partnership organized and existing under the laws of the State of New York, and WisdomTree Offshore, Ltd., a Company organized and existing under the laws of the Cayman Islands, and each of their respective successors and assigns, officers, directors, employees and agents, and each of their respective heirs, executors, administrators, successors and assigns (hereinafter referenced to as RELEASEES), from, all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgements, extents, executions, claims, and demands of any kind whatsoever, in law, admiralty or equity, which against the RELEASEES, the RELEASOR, RELEASOR'S, heirs, executors, administrators, successors and assigns ever had, now have or hereafter can, shall or may have for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of the world to the day of the date of this RELEASE, except for matters arising out of a breach of the obligations under an Agreement, dated as of March __, 1998 between IIG and RELEASOR.

     Whenever the text hereof requires, the use of singular number shall include the appropriate plural number as the text of the within instrument may require.

     This RELEASE may not be changed orally.

     IN WITNESS WHEREOF, the undersigned as RELEASOR, has executed this RELEASE July 1, 1998.


                                             ---------------------------------
                                             Michael J. Kaplan, Esq.



                                 ACKNOWLEDGMENT

State of New York   )
                    ) ss.:
County of New York  )



     On the 1st day of July, 1998, before me personally came Michael J. Kaplan to me known to be the person described in and who executed the foregoing instrument, and acknowledged that he executed the same.


                                              ----------------------------------
                                              Notary Public