Form 10-Q
period 1998-06-30
INDIVIDUAL INVESTOR GROUP INC
filed 1998-08-14
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1998

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

          State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of July 31, 1998, registrant had outstanding 8,490,849 shares of Common Stock, $.01 par value per share.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                      INDEX



Part 1.   Financial Information
                                                                 Page

      Item 1. Financial Statements

         Consolidated Condensed Balance Sheets (Unaudited)
         as of June 30, 1998 and December 31, 1997                 3

         Consolidated Condensed Statements
         of Operations (Unaudited) for the three and six
         months ended June 30, 1998 and 1997                       4

         Consolidated Condensed Statements
         of Cash Flows (Unaudited) for the six months
         ended June 30, 1998 and 1997                              5

         Notes to Consolidated Condensed
         Financial Statements (Unaudited)                          6-8

      Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                9-14

Part 2. Other Information

      Item 2. Sales of Unregistered Securities                     15

      Item 4. Submission of matters to a vote of
              security holders                                     15

      Item 5. Other Information                                    15

      Item 6. Exhibits and Reports on Form 8-K                     16

Signatures                                                         17

                       INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED CONDENSED BALANCE SHEETS
                                          (UNAUDITED)

                                                                     June 30,      December 31,
                ASSETS                                                 1998             1997
                                                                  --------------  --------------

     Current assets:
       Cash and cash equivalents                                    $5,719,194      $3,533,622
       Accounts receivable (net of allowances of $508,052 in         2,531,705       2,993,299
               1998 and $533,693 in 1997)
       Fair market value of investment in discontinued operations    3,279,178            -
       Prepaid expenses and other current assets                       214,134         224,801

                                                                 ---------------  --------------
               Total current assets                                 11,744,211       6,751,722

     Investment in fund (Note 2)                                          -          4,037,432
     Deferred subscription expense                                     480,684         426,826
     Property and equipment - net                                      467,866         556,070
     Other assets                                                      384,917         384,917
                                                                 ===============  ==============
               Total assets                                         13,077,678      12,156,967
                                                                 ===============  ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                                              2,994,977       2,093,987
       Accrued expenses                                                758,485         803,502
       Deferred revenue                                                352,620         343,250
                                                                 ---------------  --------------
               Total current liabilities                             4,106,082       3,240,739

     Deferred subscription revenue                                   2,457,606       2,661,129

                                                                 ---------------  --------------
               Total liabilities                                     6,563,688       5,901,868
                                                                 ---------------  --------------

     Stockholders' Equity:
       Preferred stock, $.01 par value, authorized 2,000,000 shares       -               -
       Common stock, $.01 par value; authorized
         18,000,000 shares; issued and outstanding 8,490,849            84,908          71,461
         shares in 1998 and 7,146,071 shares in 1997
       Additional paid-in capital                                   24,899,068      19,514,363
       Accumulated Deficit                                         (18,469,986)    (13,330,725)

                                                                 ---------------  --------------
               Total stockholders' equity                            6,513,990       6,255,099
                                                                 ---------------  --------------

                                                                 ===============  ==============
               Total liabilities and stockholders' equity          $13,077,678     $12,156,967
                                                                 ===============  ==============


See Notes to Consolidated Condensed Financial Statements


                                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                Three Months Ended June 30,     Six Months Ended June 30,
                                               -----------------------------------------------------------
                                                    1998          1997           1998            1997
                                               -------------  --------------  -------------  -------------

     Revenues:
       Advertising                               $2,398,533      $2,032,030     $5,191,797     $4,361,742
       Circulation                                  918,905         940,469      1,769,861      2,119,711
       List rental and other                        344,092         246,775        653,845        583,436

                                               -------------  --------------  -------------  -------------
       Total revenues                             3,661,530       3,219,274      7,615,503      7,064,889
                                               -------------  --------------  -------------  -------------

     Operating expenses:
       Editorial, production and distribution     2,968,414       2,168,385      5,868,888      4,324,876
       Promotion and selling                      1,606,059       1,453,143      3,248,728      2,842,275
       General and administrative                 1,743,493       1,110,537      2,893,153      2,143,124
       Depreciation and amortization                 78,268          67,172        151,579        132,597

                                               -------------  --------------  -------------  -------------
       Total operating expenses                   6,396,234       4,799,237     12,162,348      9,442,872
                                               -------------  --------------  -------------  -------------


                                               -------------  --------------  -------------  -------------
     Operating loss from continuing operations   (2,734,704)     (1,579,963)    (4,546,845)    (2,377,983)
                                               -------------  --------------  -------------  -------------

     Interest income                                 13,708          20,246         43,663         31,189

                                               -------------  --------------  -------------  -------------
     Net loss from continuing operations         (2,720,996)     (1,559,717)    (4,503,182)    (2,346,794)
                                               -------------  --------------  -------------  -------------

     Discontinued operations (Note 2):
      Income (loss) from discontinued operations    187,831        243,242        (189,629)    (1,387,894)
      Loss on disposal of discontinued operations  (446,450)           -          (446,450)          -
                                               -------------  --------------  -------------  -------------
     (Loss) income from discontinued operations    (258,619)       243,242        (636,079)    (1,387,894)
                                               -------------  --------------  -------------  -------------
                                               -------------  --------------  -------------  -------------
     Net loss                                   ($2,979,615)    ($1,316,475)   ($5,139,261)   ($3,734,688)
                                               -------------  --------------  -------------  -------------

     Basic and dilutive loss per common share:
     Continuing operations                           ($0.37)         ($0.25)        ($0.62)        ($0.37)
     Discontinued operations                         ($0.04)          $0.04         ($0.09)        ($0.22)
                                               -------------  --------------  -------------  -------------
     Net loss                                        ($0.41)         ($0.21)        ($0.71)        ($0.59)
                                               -------------  --------------  -------------  -------------

     Average number of common shares used in
       computing basic and dilutive
       loss per common share                      7,286,385       6,403,673      7,245,021      6,279,607


See Notes to Consolidated Condensed Financial Statements


                            INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                    -------------------------------
                                                                        1998                 1997
                                                                    -------------     -------------

     Cash flows from operating activities:
     Net loss                                                        ($5,139,261)      ($3,734,688)
     Less:
        Loss from discontinued operations                               (636,079)       (1,387,894)
                                                                    -------------     --------------
        Loss from continuing operations                               (4,503,182)       (2,346,794)
     Reconciliation of net loss to net cash
       used in operating activities:
       Depreciation and amortization                                     151,579           132,597
       Loss on sale of equipment                                           1,258              -
       Changes in operating assets and liabilities:
          Decrease (increase) in:
            Accounts receivable                                          461,594           461,902
            Prepaid expenses and other current assets                     10,667          (152,288)
            Deferred subscription expense                                (53,858)          332,849
          Increase (decrease) in:
            Accounts payable and accrued expenses                        855,973          (592,755)
            Deferred subscription revenue                               (203,523)         (596,215)
            Deferred revenue                                               9,370           302,103
          Net cash provided by discontinued operations                   122,175           143,276
                                                                    -------------     --------------
          Net cash used in operating activities                       (3,147,947)       (2,315,325)
                                                                    -------------     --------------


     Cash flows from investing activities:
     Purchase of property and equipment                                  (65,684)         (118,925)
     Proceeds from sale of equipment                                       1,051              -
     Withdrawals from fund, net                                             -              900,000
                                                                    -------------     -------------
          Net cash (used in) provided by investing activities            (64,633)          781,075
                                                                    -------------     -------------


     Cash flows from financing activities:
     Proceeds from exercise of stock options (Note 3)                    398,152           538,229
     Proceeds from issuance of common stock (Note 5)                   5,000,000         2,250,000
                                                                    -------------     -------------
          Net cash provided by financing activities                    5,398,152         2,788,229
                                                                    -------------     -------------


     Net increase in cash and cash equivalents                         2,185,572         1,253,979

     Cash and cash equivalents, beginning of period                    3,533,622         1,544,451

                                                                    =============     =============
     Cash and cash equivalents, end of period                         $5,719,194        $2,798,430
                                                                    =============     =============


     See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

          The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (the "Company"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1997 on Form 10-KSB.

2.   DISCONTINUED OPERATIONS

          On April 30, 1998 the Company's Board of Directors decided to discontinue the Company's investment management services business. A wholly-owned subsidiary, WisdomTree Capital Management, Inc. ("WTCM"), serves as general partner of (and is an investor in) a domestic private investment fund. The Company is also a limited partner in the fund. As a result of the Board's decision WTCM will dissolve the domestic investment fund, liquidate its investments and distribute the net assets to all investors as promptly as possible. In July 1998 the fund distributed approximately 70% of the June 30, 1998 capital balances to its partners in cash and securities. The remainder of the net assets will be distributed as soon as the investments held by the fund are liquidated. The operating results relating to investment management services have been segregated from continuing operations and reported as a separate line item on the statement of operations. As a result the Company has restated its financial statements for the corresponding periods of the prior year.

 Operating results from discontinued operations are as follows:

                                                   Quarter Ended             Six Months Ended
                                                      June 30,                    June 30,
                                                 1998          1997          1998          1997
                                                ------        ------        ------        ------
 Investment management services revenues      $  35,848     $ 176,019     $ 137,183     $ 297,193
 Net (depreciation) appreciation in fund        163,817       134,147      (276,497)   (1,531,170)
 Operating expenses                             (11,834)      (66,924)      (50,315)     (153,917)
                                              -----------   -----------   -----------  -----------
 (Loss) income from discontinued operations   $ 187,831     $ 243,242    ($ 189,629)  ($1,387,894)
                                              -----------   -----------   -----------  -----------

          Under generally accepted accounting principles, loss on disposal of discontinued operations of $446,450 includes actual losses from the date the Board resolved to discontinue the investment management services operations, plus a provision for additional losses based on managemnet's best estimate of the amount to be realized on dissolution of the fund, including applicabe severance and legal fees.

          The fair market value of the Company's investment in the fund decreased from $4,037,432 at December 31, 1997 to $3,279,178 at June 30, 1998. This decrease resulted from net losses on the Company's investment in the fund. In July 1998 the Company received approximately $2.3 million of its investment, including cash of approximately $1.4 million and the remainder in securities. No assurance can be given that the Compnay will realize the remaining amount of its investment in the liquidation the domestic fund.

          Selected unaudited financial information for the fund as of June 30, 1998 and December 31, 1997 is as follows:

                                         June 30,           December 31,
                                           1998                 1997
                                          ------               ------
               Assets (at fair value)   $28,405,685           $71,245,441
               Liabilities                  268,030            32,104,302
               Partners' capital         28,137,655            39,141,139

          The net loss for the fund for the three and six months ended June 30, 1998 totaled $2,728,158 and $6,506,361 respectively, as compared to a net gain of $3,337,034 and net loss of $13,301,680 for the same periods in 1997.

          The Company, through WTCM, also provides investment management services to an offshore private investment fund. On May 21, 1998 the sole voting shareholder of the offshore fund, in consultation with WTCM, resolved to wind up the fund and appointed a liquidator to distribute the assets of the fund to its investors in accordance with Cayman Islands law. In July 1998 approximately 55% of the net assets of the offshore fund were distributed in cash to its investors. The remainder of the assets will be distributed promptly following the liquidation of the investments held by the fund. The Company has no investment in the offshore fund.

          WTCM is also entitled to receive a special allocation equal to 20% of the net income, if any, of each of the funds (not including income earned on its own investment with respect to the domestic fund), subject to certain limitations, calculated at each funds year end, which is December 31st for the domestic fund and June 30th for the offshore fund. The amount of the special allocation for the offshore fund calculated as of June 30, 1998 was $109,319. The Company does not expect to receive a special allocation during 1998 from the domestic fund based on the negative performance of that fund to date.

3.   STOCK OPTIONS

          During the three and six months ended June 30, 1998, the Company granted 124,000 and 162,500 options, respectively, to purchase the Company's Common Stock; 84,938 options were exercised year to date providing proceeds of $398,152 (none were exercised in the second quarter); and 401,810 and 421,810 options were canceled, respectively. Of the total granted, all options were granted under Company stock option plans which expire at various dates through June 2008.

4.   LOSS PER COMMON SHARE

          Net loss per weighted average common share for the three and six month periods ended June 30, 1998 and 1997 were computed using the weighted average number of common shares outstanding during each period. The exercise of stock options and warrants were not assumed in the computation of loss per common share, as the effect would have been antidilutive. Previously reported net loss per share amounts are the same as required by the adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which became effective in the fourth quarter of 1997.

5.   SALE OF COMMON STOCK

          On June 26, 1998 the Company entered into a Stock Purchase Agreement with Wise Partners, L.P. providing for the sale of 1,259,842 shares of Common Stock for an aggregate purchase price of $5,000,000, which was based on the closing "ask" price of the common stock on June 25, 1998. Wise Partners, L.P. is a limited partnership of which the Chief Executive Officer of the Company, Jonathan L. Steinberg, is the General Partner.

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

     Three and Six Months Ended June 30, 1998 as Compared to the Three and Six Months Ended June 30, 1997

          Operating Losses From Continuing Operations

          The Company's operating loss from continuing operations increased by $1,154,741 and $2,168,862, to $2,734,704 and $4,546,845 for the three and six months ended June 30, 1998, respectively, as compared to the corresponding periods of the previous fiscal year. The increase in operating loss relates primarily to three factors: the continued investment in the development of the Company's online service, the decrease in advertising pages and revenues for Individual Investor magazine, and high levels of severance and other expenses incurred in the second quarter relating to changes in senior management and key advertising sales personnel.

          The Company's online service, www.iionline.com, incurred a negative contribution (before deducting general and administrative ("G&A") expenses) of $543,890 and $1,004,994 for the three and six months ended June 30, 1998, respectively, as compared with $210,162 and $334,368 in 1997. This increase is due to higher levels of expenses incurred for the development and redesign of the service, offset in part by revenues totaling $351,386 and $580,807 for the three and six months in 1998 (there were no revenues in the corresponding periods of 1997). Individual Investor magazine incurred a negative contribution (before deducting G&A expenses) of $273,051 and $356,532 for the three and six months ended June 30, 1998, as compared to a negative contribution of $7,330 and positive contribution $321,246 for the same periods in 1997. This is primarily due to a decrease of advertising revenues in the 1998 periods compared to 1997, together with an increase in operating expenses related to a larger subscriber base. General and administrative expenses increased by 57% and 35% to $1,743,493 and $2,893,153 for the three and six months ended June 30, 1998, respectively, compared to $1,110,537 and $2,143,124 for the same periods in 1997.

          Revenues

          Revenues from continuing operations for the three and six months ended June 30, 1998 were $3,661,530 and $7,615,503, respectively, a 14% and 8%
     increase  from the  corresponding  periods  of the  previous  fiscal  year.

          Advertising revenues for the three and six months ended June 30, 1998 were $2,398,533 and $5,191,797, respectively, an 18% and 19% increase over the corresponding periods of 1997. Of this increase, the Company's website, www.iionline.com, generated $351,386 and $580,807 for the three and six months ended June 30, 1998 (there were no revenues in the corresponding periods of 1997). Ticker advertising revenues for the three and six months ended June 30, 1998 were $537,974 and $986,906, respectively, a 182% and 103% increase from the corresponding periods in 1997. This relates primarily to six issues published in 1998 compared to four in 1997, together with 20% circulation and rate increases effected in February 1998. Individual Investor advertising revenues for the three and six months ended June 30, 1998 were $1,509,173 and $3,624,085, respectively, a 18% and 6%
     decrease from 1997. As a result of the increase in paid circulation of Individual Investor, effective November 1997 the Company increased its advertising rates by 18%. However, total advertising pages for Individual Investor decreased by 46 and 72 total pages for the three and six months ended June 30, 1998 reflecting the fact that the sales department was in a period of transition. The Company went without a Publisher from July 1997 until April 1998 and also terminated it's west coast representative in May 1998 and replaced it with two in house representatives located in Los Angeles and San Francisco.

          Circulation revenues for the three and six months ended June 30, 1998, were $918,905 and $1,769,861, respectively, a 2% and 17% decrease when compared to the corresponding periods of the previous fiscal year. Individual Investor subscription revenues for the three and six months ended June 30, 1998, were $640,145 and $1,224,166, respectively, a 7%
     increase and 4% decrease from 1997. Special Situations Report subscription revenues for the three and six months ended June 30, 1998 were $103,980 and $197,397, respectively, a 46% and 60% decrease when compared to 1997. This is a result of a decrease in paid subscribers to approximately 5,300 as of June 30,1998, as compared to 10,300 in June 1997. In addition, the Company does not currently impose a charge for use of its online service.

          List rental and other revenues for the three and six months ended June 30, 1998, were $344,092 and $653,845, respectively, a 39% and 12% increase from the corresponding periods of the previous fiscal year. List rental revenues for the three and six months ended June 30, 1998 were $228,758 and $389,526, respectively, a 25% increase and 15% decrease when compared to the corresponding periods of the previous fiscal year. The year to date decrease in list rental revenue is primarily attributable to reduced demand and the decrease in the number of subscribers to Special Situations Report. Other revenues for the three and six months ended June 30, 1998 were $115,334 and $264,319, respectively, a 82% and 114% increase from the corresponding periods of the previous fiscal year. This was due primarily to an increase in the sale of reprints from Individual Investor and Ticker magazines and increased revenues generated from an affinity credit card agreement.

          Operating Expenses

          Total operating expenses from continuing operations for the three and six months ended June 30, 1998 were $6,396,234 and $12,162,348 respectively, a 33% and 29% increase from the corresponding periods of the previous fiscal year.

          Editorial, production and distribution expenses for the three and six months ended June 30, 1998 were $2,968,414 and $5,868,888, respectively, a 37% and 36% increase from the corresponding periods of the previous fiscal year. The increase is primarily related to the continuing development, redesign, and ongoing maintenance of the Company's web site www.iionline.com. The Company incurred online expenses totaling $557,994 and $1,070,666 for the three and six months ended June 30,1998, respectively, a 166% and 215% increase from the corresponding periods of the previous fiscal year. Management anticipates expenses relating to online services to increase as development continues. Production and distribution expenses relating to all three publications for the three and six months ended June 30, 1998 were $1,562,776 and $3,144,392, respectively, a 19% and 18% increase from 1997, primarily due to additional copies printed for a larger subscriber base in both Individual Investor and Ticker. Editorial costs for the three and six months ended June 30, 1998 were $605,227 and $1,189,721, respectively, a 23% and 24% increase from the corresponding periods of the previous fiscal year, mostly due to an increase in staffing levels to aid the growth in the Company's current publications as well as its online service.

          Promotion and selling expenses for the three and six months ended June 30, 1998 were $1,606,059 and $3,248,728, respectively, a 11% and 14%
     increase from the corresponding periods of the previous fiscal year. This increase primarily is due to online advertising expenses of $337,282 and $515,135 for the three and six months ended June 30, 1998, respectively, as compared to no online advertising cost for the corresponding periods in 1997. Subscription expenses for the three and six months ended June 30, 1998 were $472,527 and $1,117,086, respectively, a 26% and 14% decrease from 1997. Advertising salaries, commissions and other related costs for the Company's three publications, for the three and six months ended June 30, 1998, were $729,566 and $1,479,971, respectively, as compared to $835,046 and $1,581,942 for the same periods in 1997.

          General and administrative expenses for the three and six months ended June 30, 1998 increased 57% and 35%, to $1,743,493 and $2,893,153, respectively, as compared to $1,110,537 and $2,143,124 for the same periods in 1997. Substantially all of this increase resulted from incremental expenses (severance, legal fees and executive search fees) incurred in the second quarter totaling approximately $560,000 relating to changes in senior management personnel and key advertising sales personnel.

          Depreciation and amortization expense for the three and six months ended June 30, 1998, increased 17% and 14%, to $78,268 and $151,579, respectively. The increase in 1998 is primarily attributable to depreciation of office furniture and computer equipment purchased for additional personnel hired over the past year.

          Interest and other income for the three and six months ended June 30, 1998 decreased 32% and increased 40% to $13,708 and $43,663, respectively. These changes are primarily due to varying levels of cash invested by the Company.

          Discontinued Operations

          On April 30, 1998 the Company's Board of Directors decided to discontinue the Company's investment management services business. Accordingly, the operating results relating to investment management services have been segregated from continuing operations and reported as a separate line item on the statement of operations.

          Net loss from discontinued operations for the three and six months ended June 30, 1998 were $258,619 and $636,079 respectively, as compared to income of $243,242 and a loss of $1,387,894 for the corresponding periods in 1997. Under generally accepted accounting principles, loss on disposal of discontinued operations of $446,450 includes actual losses from the date the board resolved to discontinue the investment management services business, plus a provision for additional losses based on management's best estimate of the amount to be realized on dissolution of the fund.

          Investment management services revenues for the three and six months ended June 30, 1998 were $200,825 and $302,159, respectively, a 14% and 2% increase from the corresponding periods of the previous fiscal year.
     Revenues from investment management services are a combination of management fees, being 1 to 1-1/2 percent of assets under management, and a special profit allocation, being 20% of defined performance. Management fees earned by the Company totaled $91,506 and $192,839 for the three and six months ended June 30, 1998, respectively, as compared to $114,402 and $177,336 for the same period in 1997. In addition, the special profit allocation relating to the offshore fund, which is recognized in the second quarter, increased to $109,319 in 1998 from $61,617 in 1997.

          The net depreciation in fund totaled $317,942 and $758,255 for the three and six months ended June 30, 1998, as compared to appreciation of $134,147 and depreciation of $1,531,170 for the corresponding periods in 1997. Net appreciation (depreciation) in fund directly relates to the realized and unrealized earnings of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments, will vary significantly from period to period and may result in losses as well as income. As of June 30, 1998 the value of the Company's investment in the domestic fund was $3,279,178. As a result of the Board's decision WTCM will dissolve the domestic and offshore investment funds, liquidate fund investments and distribute the net assets to all investors as promptly as possible. During July 1998 the Company received approximately $2.3 million of its investment, including approximately $1.4 million in cash and the remainder in securities, as a result of the foregoing liquidation. No assurance can be given that the Company will realize the remaining amount of it's investment in the liquidation of the domestic fund.

     Net Loss

          The Company's net loss for the three and six months ended June 30, 1998 were $2,979,615 and $5,139,261 as compared to a net loss of $1,316,475 and $3,734,688 for the corresponding periods in 1997. No income taxes were provided in 1998 or 1997 due to the net loss. The net loss per weighted average common share for the three and six months ended June 30, 1998 were ($0.41) and ($0.71), respectively, as compared to ($0.21) and ($0.59) for the corresponding periods in 1997. The increase in net loss can be attributed to several factors, most notably the continued investment in the development of the Company's online service, the decrease in advertising revenues for Individual Investor magazine, several one-time charges relating to changes in senior management and advertising sales personnel, and the termination of the Company's investment management services operations.

          Liquidity and Capital Resources

          As of June 30, 1998, the Company had working capital of $7,638,129 including cash and cash equivalents totaling $5,719,194. As of June 30, 1998 the fair market value of the Company's investment in the discontinued operations was $3,279,178, which is available, subject to market fluctuations and liquidity, to provide working capital to fund the Company's operations as the domestic fund is liquidated and its assets are distributed to its partners. During July 1998 the Company received approximately $2.3 million of its investment in cash and securities. No assurance can be given that the Company will realize the remaining amount of its investment upon final liquidation of the fund.

          On June 26, 1998 the Company entered into a Stock Purchase Agreement with Wise Partners, L.P. providing for the sale of 1,259,842 shares of Common Stock for an aggregate purchase price of $5,000,000, which was based on the closing "ask" price of the common stock on June 25, 1998. Wise Partners, L.P. is a limited partnership of which the Chief Executive Officer of the Company, Jonathan L. Steinberg, is the General Partner. In addition, during the first six months of 1998 the Company received $398,152 from exercises of stock options.

          Management expects advertising revenues to grow as the year continues with an improved advertising management structure, including a new publisher hired in April 1998, and other new key sales personnel as well as increased awareness of Ticker in the marketplace and the effect of the new rate increase for Ticker implemented in February 1998. The Company expects to realize higher revenues from a full year of operations of www.iionline.com, as well as generate additional revenues from this rapidly growing medium.

          The Company incurred a net loss of $2,979,615 and $5,139,261 for the three and six months ended June 30, 1998 respectively. The Company's current level of revenues are not sufficient to cover its expenses. Under its current business plan, during 1998 the Company does not intend to significantly reduce its expenses, expects to continue to invest in its existing products and anticipates losses to continue in 1998 and into 1999. Therefore, profitability will be achieved in future periods only if the Company can substantially increase its revenues while controlling increases in expenses. The Company intends to continue to increase its investment in its online service since it believes that this line of business offers the greatest opportunity for generating substantial revenues over the longer term. No assurance can be given that advertising revenues for Individual Investor and Ticker will increase because higher advertising rates may not be accepted by advertisers, advertising pages may continue to decline for Individual Investor, and the advertising mix may change. Although the

     Company has recently added key advertising sales personnel personnel and has hired a new publisher in April 1998, no assurance can be given that these changes will result in advertising revenue increases. The Company also believes that a stock market correction or "bear" market would affect its ability to sell advertising to the financial advertiser categories. In addition, although the Company has developed a specific marketing strategy for www.iionline.com, no assurance can be given that this strategy will be successful. The Company has not yet determined the costs that it will incur in connection with its anticipated relocation to new space in early 1999, although it can be expected to be at a significantly higher rate per square foot. Based on the Company's business plan, the Company believes that its working capital and its investment in the fund will be sufficient to fund its operations and capital requirements through 1998. Thereafter, if revenues have not been significantly increased above current levels, the Company will need to raise additional capital in order to sustain operations. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. Failure to obtain additional financing on favorable terms could have a substantial adverse effect on the Company's future ability to conduct operations. There can be no assurance that additional losses will not be incurred in the future, or that the Company will be able to operate profitably in the future.

          In August 1997 the Company retained the investment banking firm of Bear, Stearns & Co. Inc. ("Bear Stearns") to assist the Company in exploring strategic initiatives to enhance shareholder value, the process for which is continuing. With the assistance of Bear Stearns, the Company has focused on various alternatives including identifying, evaluating, and approaching potential strategic partners seeking investment positions in the Company's financial information services business.

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

                                          INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                                    PART II- OTHER INFORMATION

ITEM 2 - Sales of Unregistered Securities


----------  ------------------  ------------  ---------------------------    -------------  -----------------------
                                              Consideration received and     Exemption from  If option, warrant or
Date of     Title of security   Number Sold   description of underwriting    registration    convertible security, terms
Sale                                          or other discounts to market   claimed         of exercise or conversion
                                              price afforded to purchasers
----------  ------------------  ------------  ---------------------------    -------------  ------------------------

4/98 -6/98  options to purchase     124,000   options granted - no           Section 4(2)    vesting over a period of
            common stock granted              consideration received by                      three to five years from
            to employees,                     Company until exercise                         date of grant, subject to
            directors and                                                                     certain conditions of
            consultants                                                                       continued service;
                                                                                              exercisable for a period
                                                                                              lasting ten years from date
                                                                                              of grant at exercise prices
                                                                                              ranging from $3.9375 to $7.25
06/26/98    Sale of Securities to  1,259,842  The Company received           Section 4(2)
            Wise Partners, L.P.               $5,000,000 in consideration
                                              for these shares

----------  -------------------  -----------  --------------------------     -------------  -------------------------


ITEM 4 - Submission of Matters to a Vote of Security Holders

          On June 17, 1998, the Company held the annual meeting of stockholders for the purpose electing two directors of the Company, Bruce L. Sokoloff and Peter M. Ziemba, for a term of three years. The shares of Common Stock voted on the matter were as follows 6,512,504 shares were cast in favor and 54,060 shares were withheld for the election of both directors.

ITEM 5 - Other Information

         Notice to Stockholders Regarding 1999 Annual Meeting of Stockholders:

          Pursuant to Rule 14a-4 promulgated by the Securities Exchange Commission, stockholders are advised that the Company's management will be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 1999 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal office in New York, New York not later than March 24, 1999.

ITEM 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

     10.1   Agreement with Robert Schmidt dated May 25,1998

     10.2   Agreement with Scot Rosenblum dated June 20, 1998

     10.3 Stock Purchase Agreement, dated June 26, 1998 between Registrant and Wise Partners L.P. (Incorporated by reference from Exhibit 10.3 filed with the Schedule 13-D of Wise Partners L.P. on July 6, 1998)

     27     Financial Data Schedule June 30, 1998

     27.3   Financial Data Schedule June 30, 1997

     (b) The Company did not file any reports on Form 8-K during the Quarter Ended June 30, 1998

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 13, 1998


                      INDIVIDUAL INVESTOR GROUP, INC. (Registrant)




                      By:     /s/ Jonathan L. Steinberg
                              ----------------------------------
                              Jonathan Steinberg, CEO and Chairman of the Board




                      By:     /s/ Henry G. Clark
                              ----------------------------------
                              Henry G. Clark, Vice President Finance
                              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.  Description                                              Page


   10.1      Agreement with Robert Schmidt dated May 25,1998          19-30

   10.2      Agreement with Scot Rosenblum dated June 20, 1998        31

   10.3 Stock Purchase Agreement, dated June 26, 1998 between Registrant and Wise Partners L.P.
             (Incorporated by reference from Exhibit 10.3 filed with the Schedule 13-D of Wise Partners L.P.
             on July 6, 1998)


   27        Financial Data Schedule June 30, 1998                    32

   27.3      Financial Data Schedule June 30, 1997                    33

                                    AGREEMENT

     AGREEMENT, dated May 20, 1998, by and between Individual Investor Group, Inc., a corporation organized and existing under the laws of the State of Delaware with an address at 1633 Broadway, 38th Floor, N.Y., N.Y. 10019 (the "Company") and Robert H. Schmidt, an individual residing in the State of New York with an address at 322 East 57th Street, Apt. 4A, New York, N.Y. 10022 ("Schmidt").

     WHEREAS, Schmidt has been employed by the Company since July 27, 1994, as President, Chief Operating Officer, and a Director of the Company pursuant to that certain Employment Agreement dated as of July 27, 1994 (the "Employment Agreement"); the Company and Schmidt are the parties to that certain Stock Option Agreement dated May 9, 1997 (the "Option Agreement"); the Company and Schmidt are the parties to that certain Indemnification Agreement dated as of July 27, 1994 (the "Indemnification Agreement"), and; the Company and Schmidt now mutually desire to provide for the orderly termination of the employment relationship which existed between them and otherwise make provision respecting certain economic and other matters relating to the Employment Agreement, Option Agreement and Indemnification Agreement.

     NOW THEREFORE, in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follows:

l.   Termination of Employment.

     (A) Termination. Effective as of the date hereof, Schmidt resigns his positions as President, Chief Operating Officer, and Director of the Company, and all other offices and capacities held by him with the Company and/or any subsidiary of the Company. Effective as of the close of business on June 15, 1998 (the "Termination Date"), Schmidt's employment by the Company (and/or any subsidiary of the Company) is hereby terminated. Schmidt may take two weeks vacation between the date of this Agreement and the Termination Date. Schmidt shall not be compensated for any unused vacation.

     (B) Transition. Between the date of this Agreement and the Termination Date, Schmidt shall use his best efforts to assist in the orderly transition of all matters and files to such persons as Jonathan Steinberg may direct. Subsequent to the Termination Date, Schmidt shall make himself reasonably available to the Company or its agents for consultation regarding matters relating to Schmidt's work at the Company.

2.   Payments, Benefits and Other Arrangements.

     (A) Employment Compensation. The Company shall make regular payroll payments to Schmidt on May 30, 1998 and June 15, 1998 at the current rate of pay ($112,500 per annum), and shall pay one months' expense allowance ($8,333.33) on May 30, 1998 and one-half of the one-months' expense allowance ($4,166.67) on June 15, 1998.

     (B) Severance Payment. Conditioned upon the delivery by the escrow agent of the Releases from each party hereto to the other described in Section (A) of this Agreement, the Company shall make a payment to Schmidt in the amount of Fifty-One Thousand Dollars Five Hundred ($51,500), net of applicable withholding taxes (the "Payment"), on or before July 1, 1998 (the "Payment Date"). After making the Payment to Schmidt, the Company shall have no other or further obligation to Schmidt arising from his employment, except as provided herein.

     (C) Option Agreement. Notwithstanding anything to the contrary contained in the Option Agreement, which is hereby amended to the extent that any of the following provisions are inconsistent with the existing terms of the Option Agreement, it is acknowledged and agreed that: (i) Schmidt shall be vested in options to purchase a total of 498,335 shares of the common stock of the Company (the "Vested Options"), including specifically the options vested as indicated on the Option Schedule as follows:


          Number of Shares              Exercise Price

          300,000                       5.25

          145,001                       5.75

          26,667                        5.88

          26,667                        7.50

(ii) the Vested Options shall not become exercisable until 90 days following the Termination Date and shall remain exercisable through the close of business on the fourth (4th) anniversary of the date they first become exercisable and not thereafter; and (iii) the termination of employment effected by this Agreement shall not cause the acceleration of vesting of any other options under the Option Agreement and Schmidt waives and relinquishes the right to vest in any other options included in the Option Agreement other than the Vested Options.

     (D) Medical and Dental Benefits. The medical coverage heretofore afforded Schmidt by the Company will be paid by the Company through December 31, 1998. Thereafter Schmidt may continue coverage for 18 months pursuant to COBRA rules and regulations at his own expense. The Company will promptly after the Termination Date furnish Schmidt with a "HIPA" certificate and otherwise comply with all applicable laws for the purpose of allowing Schmidt to transfer to another health plan without a break or limitation in coverage. In the event Schmidt elects COBRA coverage he shall reimburse the Company the total amount of the monthly premium rate for each month coverage is continued beyond December 1998.

     (E) Expenses. The Company shall reimburse Schmidt for regular business expenses incurred prior to the Termination Date on behalf of the Company and in accordance with regular Company procedures, provided that no items in excess of $50 shall be included without prior approval of Jonathan Steinberg.

     (F) Certain Matters. Chatsworth Capital Corporation ("Chatsworth") acted as a finder with respect to the Company's introduction of the INDI 500 to the Trust Department of Merrill Lynch Pierce Fenner & Smith, Inc. ("Merrill"). The Company is currently negotiating an understanding with Merrill. The Company intends to resolve any outstanding items in a proposed written agreement and to accurately document and enter the agreement between the Company and Chatsworth respecting Chatsworth's role and compensation in certain of the income which may be received from Merrill through September 17, 2001. The Company acknowledges that Schmidt, under a separate agreement between Schmidt and Chatsworth, has a right to a Twenty-Five (25%) share in any income the Company may be required to pay to Chatsworth; the Company shall have no obligation with respect to Chatsworth's payment obligations to Schmidt., but the Company shall permit, and shall not challenge, Schmidt's participation in any payments to Chatsworth by the Company.

     (G) Indemnification Agreement. Schmidt's "Corporate Status", as such term is defined in the Indemnification Agreement, is terminated effective the date of this Agreement.

3.   Mutual Release, Non-Disparagement and Confidentiality.

     (A) Coincident with the execution of this Agreement and conditioned upon Schmidt making the deliveries required in this paragraph, the Company shall deliver to Schmidt a Release executed in the form attached hereto as Exhibit A, and; conditioned upon receipt of the Release from the Company to Schmidt, Schmidt shall deliver to the Company a Release executed in the form attached hereto as Exhibit B; both such Releases shall be held in escrow until May 29, 1998 unless Schmidt earlier rescinds this Agreement and/or his Release, the effect of such recision being return of both the Releases and termination of this Agreement such that it shall have been of no force or effect, and absent such recision the escrow agent shall simultaneously deliver the respective Releases from each party to the other on or before June 5, 1998. Lori Katz, Esq. of the Battle Fowler firm shall serve as escrow agent.

     (B) The Company and Schmidt agree that the termination of employment effected hereunder is by mutual agreement. The Company shall refer all inquiries regarding Schmidt from prospective employees or other third parties seeking to establish a business relationship with Schmidt to Jonathan Steinberg or his successor, if any, as Chief Executive Officer. Mr. Steinberg shall respond to all such inquiries consistent with the foregoing statement. Following the execution of this Agreement, either the Company or Schmidt may make disclosure to Company personnel not already privy to information regarding this Agreement regarding the fact that Schmidt's employment has been terminated by mutual agreement. Schmidt agrees that he shall take no action and shall make no statement or comment which may, directly or indirectly, disparage the reputation of the Company and/or its subsidiaries and/or its or their officers, directors, personnel and/or publications. The Company shall take no action and shall make no statement or comment which may, directly or indirectly, disparage the reputation of Schmidt.

     (C) The Company and Schmidt agree to keep the terms of this Agreement confidential, except that (i) Schmidt may make disclosure of the terms to his immediate family members and may disclose any terms that have previously been disclosed by the Company, (ii) the Company may make such disclosure as is deemed necessary to comply with applicable securities laws or as may be requested by regulatory authorities (including any press release and/or inclusion of up to this entire Agreement in any filing with the S.E.C.), and (iii) either party may make disclosure to its professional advisors or in any legal proceedings brought by either party to enforce its rights hereunder.

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

     (D) Confidentiality. Schmidt agrees that he shall not divulge, furnish, or make accessible to anyone including present or former employees of the Company (other than in the regular course of business of the Company prior to the Termination Date and after the Termination Date only in response to specific inquiry made by a duly authorized representative of the Company seeking consultation with Schmidt as contemplated in paragraph 1(B)) any knowledge or information with respect to confidential or secret processes, inventions, discoveries, improvements, formulae, plans, material, devices, ideas, or other know-how, whether intellectual property or not, with respect to any confidential or secret engineering, development, or research work or with respect to any other confidential or secret aspects of the Company's business (including, without limitation, customer lists, subscription lists, supplier lists, and pricing arrangements with customers, subscribers, or suppliers). Schmidt further agrees that he shall not make use of, nor permit to be used, any confidential notes, memoranda, specifications, programs, data, information or other materials of any nature whether oral or written relating to any matter within the scope of the business of the Company or concerning any of its dealings or affairs otherwise than for the benefit of the Company, it being agreed that any of the foregoing shall be and remain the sole and exclusive property of the Company and that immediately upon the termination of Schmidt's employment, Schmidt shall deliver any or all copies of the foregoing to the Company.

     (E) Work for Hire. Schmidt agrees that all ideas, marketing concepts, slogans, advertising campaigns, characters, proposals and plans invented or developed by him which relate directly or indirectly to the business of the Company or arose out of his employment with the Company or the use of the Company's property or resources including, without limitation, any ideas, proposals and plans which may be copyrighted, trademarked, patented or otherwise protected (collectively, "Intellectual Property") are and will be the property of the Company. Schmidt understands and agrees that any and all such Intellectual Property constitute a "work for hire" under the U.S. Copyright Law. In the event any such Intellectual Property is not regarded as a "work for hire," Schmidt hereby assigns to the Company the sole and exclusive right to such Intellectual Property. Schmidt agrees that upon request of the Company, he will execute and deliver any and all documents or instruments and take any other action which the Company shall deem necessary to assign to and vest completely in the Company all right, title and interest in such Intellectual Property, to perfect trademark, copyright and patent protection with respect thereto, or to otherwise protect the Company's trade secrets and proprietary interest in such Intellectual Property. Schmidt will, at the request and expense of the Company, sign and execute all such deeds or documents, and provide such cooperation, including truthful testimony, as the Company and its duly authorized agents may reasonably require: (i) to apply for, obtain and vest in the name of the Company alone (unless the Company otherwise directs) trademarks, copyrights, patents or other analogous protection in any country throughout the world and when so obtained or vested to renew and restore the same; and (ii) to defend any opposition proceedings in respect of such applications and any opposition proceedings or petitions or applications for revocation of such trademarks, copyrights, patents or other analogous protection. In the event Schmidt does not, within five (5) days, execute and deliver such documents reasonably necessary to vest in the Company all right, title and interest in such Intellectual Property, Schmidt hereby irrevocably designates and appoints the Company and its duly authorized officers and agents as Schmidt's agent and attorney-in-fact, to act for and in Schmidt's behalf and stead to execute and file any such application or applications and to do all other lawfully permitted acts to further the prosecution and issuance of trademarks, copyright, patents or other analogous protection thereon with the same legal force and effect as if executed by Schmidt.

     (F) Schmidt agrees that for a period of One (1) year following the Termination Date he will not: (i) in any geographic area where the Company conduct business, engage or participate in, directly or indirectly (whether as an officer, director, employee, partner, consultant, holder of an equity or debt investment, lender, or in any other manner or capacity), the business of financial publishing, or; (ii) solicit any officer, director, employee, or agent of the Company to become an officer, director, employee, or agent of Schmidt, his affiliates, or anyone else.

     (G) If either the Company or Schmidt commits a breach, or threatens to commit a breach, of any of the provisions of Sections 3(B), 3(C) or 4(D), the other shall have the right and remedy:

          (i) to have the provisions of this Agreement specifically enforced, it being acknowledged that any such breach or threatened breach will cause irreparable injury and that money damages will not provide an adequate remedy; and

          (ii) with respect to a breach by Schmidt of the provisions of paragraphs 4(D), 4(E), or 4(F), the Company may require Schmidt to account for and pay over to the Company all compensation, profits, monies, accruals, increments, or other benefits (collectively "Benefits") derived or received by Schmidt as a result of any transactions constituting a breach of any of the provisions of paragraphs 4(D), 4(E), or 4(F), and Schmidt hereby agrees to account for and pay over such Benefits to the Company.

     (H)  Headings.   The  headings   used  in  this   Agreement  are  used  for
administrative purposes only and do not constitute substantive matters to be considered in construing the terms of this Agreement.

     (I) Notice. Any notice herein provided for shall be in writing and shall be deemed duly given when delivered to the other to whom it is addressed. Any notice herein provided for shall be sent to the address first above indicated in this Agreement or such other address as either party may indicate by notice to the other.

     (J) Merger. This Agreement terminates the Employment Agreement, and amends the Option Agreement, and this Agreement and the Option Agreement, as amended, and the Indemnification Agreement embody the entire understanding and agreement of the parties hereto in relation to the subject matter hereof, and no promise, condition, representation or warranty, express or implied, not herein set forth shall bind any party hereto. None of the terms and conditions of this Agreement may be changed, modified, waived or canceled orally or otherwise except by a writing signed by both the parties hereto, specifying such change, modification, waiver or cancellation. A waiver at any time of compliance with any of the terms and conditions of this Agreement shall not be considered a modification, cancellation or waiver of such terms and conditions of any preceding or succeeding breach thereof unless expressly so stated.

     (K) Non-Assignability. This Agreement shall only be assignable by Schmidt to his successors or assigns in the event of death or incapacity, and shall only be assignable and shall be assigned by the Company to any legal successor.

     (L) Attorney Fees and Penalty. If either party seeks redress in the State Courts of the State of New York to enforce its rights under this Agreement, the party prevailing in such action shall be entitled to its reasonable attorney's fees and expenses as deemed appropriate by the court, including those relating to the prosecution or resistance of any proceeding in all appellate courts before or after final decision of a court of competent jurisdiction.

     (M) Age Discrimination Claims. Schmidt acknowledges that he has been represented by an attorney in connection with the preparation and execution of this Agreement. Schmidt acknowledges that he has been advised that he has a period of Twenty-One (21) days within which to consider the terms of this Agreement and his Release prior to signing this Agreement and Release; however, Schmidt has voluntarily chosen to sign this Agreement prior to the end of the 21 day period. Schmidt has the right to rescind this Agreement and the Release given in connection herewith, in their entirety, for a period of Seven (7) calendar days following the date of this Agreement and the Release by delivering written notice of such recision to the Chief Executive Officer of the Company and the escrow agent named in Section 3(A) of this Agreement within such period, in which event this Agreement shall have no further force and effect.









     IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by and on behalf of the parties hereto as of the date first hereinabove written and each such party executes this Agreement on the understanding and agreement that each has hereby bound and obligated itself hereby.


                              INDIVIDUAL INVESTOR GROUP, INC.


                           By: _______________________________
                               Jonathan Steinberg, Chairman & CEO



                               _______________________________
                               Robert H. Schmidt

                                                 Exhibit A


                                     RELEASE

     To all to whom these Presents shall come or may Concern, Know That:

     Individual Investor Group, Inc. ("IIG"), a corporation organized under the laws of the State of Delaware, WisdomTree Capital Management, Inc., a corporation organized and existing under the laws of the State of New York, I.I. Strategic Consultants, Inc., a corporation organized and existing under the laws of the State of Delaware, WisdomTree Administration, Inc., a corporation organized and existing under the laws of the State of Delaware, I.I. Interactive, Inc., a corporation organized and existing under the laws of the State of Delaware, Advanced Marketing Ventures, Inc., a corporation organized and existing under the laws of the State of Delaware, WisdomTree Capital Advisors, LLC, a limited liability corporation organized and existing under the laws of the State of New York, and each being fully authorized to execute this Release (hereinafter collectively referred to as the RELEASORS), in exchange for consideration heretofore received by IIG and each of the RELEASORS the receipt and sufficiency of which is hereby acknowledged, do hereby release and forever discharge Robert H. Schmidt, an individual (hereinafter referred to as RELEASEE), RELEASEE's heirs, executors, administrators, successors and assigns from all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims, and demands of any kind whatsoever, in law, admiralty or equity, which against the RELEASEE, any or all of the RELEASORS or RELEASORS' successors and assigns ever had, now have or hereafter can, shall or may have for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of the world to the day of the date of this RELEASE if and to the extent such matter, cause or thing arises from any act or failure to act by Robert H. Schmidt that he demonstrates was known to the non-employee Directors of IIG on or prior to May 20, 1998; except for matters arising out of a breach of the obligations under an Agreement, dated May 20, 1998 between IIG and Robert
H. Schmidt.

     Whenever the text hereof requires, the use of the singular number shall include the appropriate plural number as the text of the within instrument may require. This RELEASE may not be changed orally.

     IN WITNESS WHEREOF, each of the undersigned as RELEASOR, has caused this RELEASE to be executed by its duly authorized officer on May 20, 1998.

Individual  Investor Group, Inc.           WisdomTree Capital Management, Inc.


By:_______________________________         By:_______________________________
   Jonathan Steinberg, Chairman & CEO         Jonathan Steinberg, Chairman & CEO

I.I. Strategic Consultants, Inc.           WisdomTree Administration, Inc.


By:_______________________________         By:_______________________________
   Jonathan Steinberg, Chairman & CEO         Jonathan Steinberg, Chairman & CEO


I.I. Interactive, Inc.                     Advanced Marketing Ventures, Inc.


By:_______________________________         By:_______________________________
   Jonathan Steinberg, Chairman & CEO        Jonathan Steinberg, Chairman & CEO


                                           WisdomTree Capital Advisors, L.L.C.

                                           By: ______________________________
                                             Jonathan Steinberg, Chairman & CEO

                                 ACKNOWLEDGMENTS


State of New York   )
                    ) ss.:
County of New York  )


     On the 20th day of May, 1998, before me personally came Jonathan Steinberg to me known, who being by me duly sworn, did depose and say that he has an office address at c/o Individual Investor Group, Inc., 1633 Broadway, 38th Floor, New York, New York 10019; that he is the Chairman and Chief Executive Officer of each of the corporations on whose behalf he has executed the above instrument; and that he signed his name thereto by authority of the Board of Directors of each of the said corporations.


                                   _______________________________
                                            Notary Public


                                                       Exhibit B

                                     RELEASE

     To all to whom these Presents shall come or may Concern, Know That:

     Robert H. Schmidt, an individual residing in the State of New York and being fully authorized and competent to execute this Release (hereinafter referred to as RELEASOR), in exchange for consideration heretofore received by RELEASOR the receipt and sufficiency of which is hereby acknowledged, does hereby release and forever discharge Individual Investor Group, Inc. ("IIG"), a corporation organized and existing under the laws of the State of Delaware, WisdomTree Capital Management, Inc., a corporation organized and existing under the laws of the State of New York, I.I. Strategic Consultants, Inc., a corporation organized and existing under the laws of the State of Delaware, WisdomTree Administration, Inc., a corporation organized and existing under the laws of the State of Delaware, I.I. Interactive, Inc., a corporation organized and existing under the laws of the State of Delaware, Advanced Marketing Ventures, Inc., a corporation organized and existing under the laws of the State of Delaware, WisdomTree Capital Advisors, LLC, a limited liability corporation organized and existing under the laws of the State of New York, WisdomTree Associates, L.P., a limited partnership organized and existing under the laws of the State of New York, and WisdomTree Offshore, Ltd., a Company organized and existing under the laws of the Cayman Islands, and each of their respective successors and assigns, officers, directors, employees and agents, and each of their respective heirs, executors, administrators, successors and assigns (hereinafter referenced to as RELEASEES), from, all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgements, extents, executions, claims, and demands of any kind whatsoever, in law, admiralty or equity, which against the RELEASEES, the RELEASOR, RELEASOR'S, heirs, executors, administrators, successors and assigns ever had, now have or hereafter can, shall or may have for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of the world to the day of the date of this RELEASE, except for matters arising out of any breach of the obligations under an Agreement, dated May 20, 1998 between IIG and RELEASOR.

     Whenever the text hereof requires, the use of singular number shall include the appropriate plural number as the text of the within instrument may require. This RELEASE may not be changed orally.

     IN WITNESS WHEREOF, the undersigned as RELEASOR, has executed this RELEASE May 20, 1998.


                                   ---------------------------------
                                        Robert H. Schmidt

                                 ACKNOWLEDGMENT

State of New York   )
               ) ss.:
County of New York  )



     On the 20th day of May, 1998, before me personally came Robert H. Schmidt to me known to be the person described in and who executed the foregoing instrument, and acknowledged that he executed the same.


                                   ----------------------------------
                                             Notary Public

                         INDIVIDUAL INVESTOR GROUP, INC.
                                  1633 Broadway
                            New York, New York 10019

                                                              As of June 5, 1998
Mr. Scot Rosenblum

Dear Scot:

     This letter will confirm certain matters relating to your voluntary termination of employment by Individual Investor Group, Inc. (ACompany@) as of June 23, 1998 ("Termination Date").

     Your signature below will confirm, effective as of the date hereof, your resignation as a director of the Company and all subsidiaries of the Company, and your resignation, effective as of the Termination Date, as an officer of the Company and all subsidiaries of the Company.

     Pursuant to Section 3 (A) of the Stock Option Agreement, dated as of May 9, 1997, between the Company and you ("Option Agreement"), upon your voluntary termination of employment, the portions of the Option (as defined in the Option Agreement) that are exercisable as of the Termination Date may be exercised for a period of one year thereafter or until the expiration of the Exercise Period, whichever is shorter, and the portions of the Option that are not exercisable as of the Termination Date immediately terminate on the Termination Date. Notwithstanding the provisions of the Option Agreement, (a) you hereby agree as follows: (i) you will not sell any shares of Common Stock of the Company issuable upon exercise of the Option ("Option Shares") until September 23, 1998;
(ii) subject to clause (v) below, you will not sell more than 25,0000 Option Shares between September 23, 1998 and December 22, 1998; (iii) subject to clause
(v) below, you will not sell more than 75,000 Option Shares (plus any Option Shares you were permitted to sell pursuant to clause (ii) but did not sell) between December 23, 1998 and June 22, 1999; (iv) after June 22, 1999 you will not have any contractual restriction on the sale of Option Shares; and (v) provided, however, that if on any one day the trading volume of the Company's Common Stock (exclusive of any sale of Option Shares by you on that day) shall exceed 200,000, any sale of Option Shares by you on that day and on the next trading day shall not be counted toward the volume limitations set forth in clauses (ii) and (iii); and (b) the Company hereby agrees that the portions of the Option that are exercisable as of the Termination Date may be exercised by you until the earlier of (i) September 22, 2002, or ten years from the date of grant of the applicable portion of the Option as indicated on the Option Schedule annexed to the Option Agreement.

         This letter shall constitute an amendment to the Option Agreement.

         Please confirm your agreement below.


                                           Very truly yours,
                                           Individual Investor Group, Inc.


                                           _________________________________
                                           By: Jonathan Steinberg
                                           Chairman and Chief Executive Officer



ACCEPTED AND AGREED:


_______________________
Scot Rosenblum