Form 10-Q
period 1998-09-30
INDIVIDUAL INVESTOR GROUP INC
filed 1998-11-13
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of October 26, 1998, registrant had outstanding 8,490,851 shares of Common Stock, $.01 par value per share.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                      INDEX



Part 1.   Financial Information
                                                                        Page

      Item 1. Financial Statements

         Consolidated Condensed Balance Sheets (Unaudited)
         as of September 30, 1998 and December 31, 1997                   3

         Consolidated Condensed Statements
         of Operations (Unaudited) for the three and nine
         months ended September 30, 1998 and 1997                         4

         Consolidated Condensed Statements
         of Cash Flows (Unaudited) for the nine months
         ended September 30, 1998 and 1997                                5

         Notes to Consolidated Condensed
         Financial Statements (Unaudited)                               6-8

      Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              9-15

Part 2. Other Information

      Item 2. Sales of Unregistered Securities                           16

      Item 5. Other Information                                          16

      Item 6. Exhibits and Reports on Form 8-K                           17

Signatures                                                               18


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                              September 30,         December 31,
                ASSETS                                             1998                 1997
                                                              ---------------      ----------------

Current assets:
    Cash and cash equivalents                                     $4,657,987            $3,533,622
    Marketable securities (Note 6)                                   518,392                  -
    Accounts receivable (net of allowances of $336,964  in         2,511,571             2,993,299
              1998 and $533,693 in 1997)
    Investment in discontinued operations (Note 2)                   816,580             4,037,432
    Prepaid expenses and other current assets                        223,832               224,801

                                                              ---------------      ----------------
                Total current assets                               8,728,362            10,789,154

Deferred subscription expense                                        623,180               426,826
Property and equipment - net                                         419,529               556,070
Other assets                                                         385,727               384,917

                                                              ===============      ================
                Total assets                                     $10,156,798           $12,156,967
                                                              ===============      ================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $2,256,689            $2,093,987
    Accrued expenses                                                 778,230               803,502
    Deferred revenue                                                 167,034               343,250
                                                              ---------------      ----------------
                Total current liabilities                          3,201,953             3,240,739

Deferred subscription revenue                                      2,248,562             2,661,129

                                                              ---------------      ----------------
                Total liabilities                                  5,450,515             5,901,868
                                                              ---------------      ----------------

Stockholders' Equity:
    Preferred stock, $.01 par value, authorized 2,000,000 shares        -                     -
    Common stock, $.01 par value; authorized
       18,000,000 shares; issued and outstanding 8,490,851            84,908                71,461
       shares in 1998 and 7,146,071 shares in 1997
    Additional paid-in capital                                    24,899,068            19,514,363
    Accumulated deficit                                          (19,946,257)          (13,330,725)
    Accumulated other comprehensive loss (Note 6)                   (331,436)                 -

                                                              ---------------      ----------------
                Total stockholders' equity                         4,706,283             6,255,099

                                                              ===============      ================
                Total liabilities and stockholders' equity       $10,156,798           $12,156,967
                                                              ===============      ================


See Notes to Consolidated Condensed Financial Statements




                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           Three Months Ended Sept 30,     Nine Months Ended Sept 30,
                                          ---------------------------------------------------------------
                                                 1998            1997           1998            1997
                                          --------------  -------------  --------------  -------------

Revenues:
     Advertising                              $2,915,518     $2,416,561      $8,107,316     $6,778,303
     Circulation                                 835,715        893,165       2,605,576      3,012,876
     List rental and other                       296,478        369,738         950,322        953,175

                                           --------------  -------------  --------------    -------------
     Total revenues                            4,047,711      3,679,464      11,663,214       10,744,354
                                           --------------  -------------  --------------    -------------

Operating expenses
     Editorial, production and distribution    2,818,854      2,483,837       8,687,742        6,808,713
     Promotion and selling                     1,609,155      1,516,473       4,857,883        4,358,746
     General and administrative                  932,156      1,110,066       3,825,309        3,253,191
     Depreciation and amortization                80,888        103,055         232,467          235,652

                                           --------------  -------------  --------------    ------------
     Total operating expenses                  5,441,053      5,213,431      17,603,401       14,656,302
                                           --------------  -------------  --------------    ------------


Operating loss from continuing operations     (1,393,342)    (1,533,967)     (5,940,187)     (3,911,948)

Interest income                                   62,362         26,236         106,025          57,425

                                           --------------  -------------  --------------  -------------
Loss from continuing operations               (1,330,980)    (1,507,731)     (5,834,162)     (3,854,523)
                                           --------------  -------------  --------------  -------------

Discontinued operations (Note 2)
   Income (loss) from discontinued operations       -         1,473,224        (189,629)         85,328
   Loss on disposal of discontinued operations  (145,291)        -             (591,741)           -
                                           --------------  -------------  --------------  -------------
(Loss) income from discontinued operations      (145,291)     1,473,224        (781,370)         85,328
                                           --------------  -------------  --------------  -------------

Net loss                                     ($1,476,271)      ($34,507)    ($6,615,532)    ($3,769,195)
                                           ==============  =============  ==============  =============

Basic and dilutive (loss) income per common share:
Continuing operations                             ($0.16)        ($0.23)         ($0.76)         ($0.60)
Discontinued operations                           ($0.02)         $0.22          ($0.10)          $0.01
                                           ==============  =============  ==============  =============
Net loss                                          ($0.17)        ($0.01)         ($0.86)         ($0.59)
                                           ==============  =============  ==============  =============

Average number of common shares used in
   computing basic and dilutive
   loss per common share                       8,490,851      6,638,148       7,669,479      6,400,435


See Notes to Consolidated Condensed Financial Statements



                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Nine Months Ended September 30,
                                                             --------------------------------------------
                                                                       1998                     1997
                                                             --------------------     -------------------

    Cash flows from operating activities:
    Net loss                                                         ($6,615,532)            ($3,769,195)
    Less:
        (Loss) income from discontinued operations                      (781,370)                 85,328
                                                             --------------------     -------------------
        Loss from continuing operations                               (5,834,162)             (3,854,523)
    Reconciliation of net loss to net cash
       used in operating activities:
       Depreciation and amortization                                     232,467                 235,652
       Loss on sale of equipment                                           2,634                    -
       Changes in operating assets and liabilities:
          Decrease (increase) in:
            Accounts receivable                                          481,728                  86,931
            Prepaid expenses and other current assets                        969                (110,820)
            Other assets                                                    (810)                   -
            Deferred subscription expense                               (196,354)                350,087
          Increase (decrease) in:
            Accounts payable and accrued expenses                        137,430                 (21,271)
            Deferred subscription revenue                               (412,567)               (688,848)
            Deferred revenue                                            (176,216)                412,000
                                                             --------------------     -------------------
          Net cash used in operating activities                       (5,764,881)             (3,590,792)
                                                             --------------------     -------------------


    Cash flows from investing activities:
    Purchase of property and equipment                                  (102,011)               (128,983)
    Proceeds from sale of equipment                                        3,451                    -
    Net cash provided by discontinued operations                       1,589,654               1,144,611
                                                             --------------------     -------------------
          Net cash provided by investing activities                    1,491,094               1,015,628
                                                             --------------------     -------------------


    Cash flows from financing activities:
    Proceeds from exercise of stock options (Note 3)                     398,152                 736,786
    Proceeds from issuance of common stock (Note 5)                    5,000,000               2,250,000
                                                             --------------------     -------------------
          Net cash provided by financing activities                    5,398,152               2,986,786
                                                             --------------------     -------------------


    Net increase in cash and cash equivalents                          1,124,365                 411,622

    Cash and cash equivalents, beginning of period                     3,533,622               1,544,451

                                                             ====================     ===================
    Cash and cash equivalents, end of period                          $4,657,987              $1,956,073
                                                             ====================     ===================


    See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

     1. BASIS OF PRESENTATION

     The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (the "Company"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1997 on Form 10-KSB.

     2. DISCONTINUED OPERATIONS

     On April 30, 1998 the Company's Board of Directors decided to discontinue the Company's investment management services business. A wholly owned subsidiary of the Company, WisdomTree Capital Management, Inc. ("WTCM"), serves as general partner of (and is an investor in) a domestic private investment fund. The Company is also a limited partner in the fund. As a result of the Board's decision, WTCM is dissolving the domestic investment fund, liquidating its investments and distributing the net assets to all investors as promptly as possible. In July 1998 the fund distributed $19,682,415 to its partners in cash and securities. In October 1998 the fund distributed additional funds totaling approximately $4,500,000 in cash to its partners. The remainder of the net assets will be distributed as soon as the investments held by the fund are liquidated. The operating results relating to investment management services have been segregated from continuing operations and reported as a separate line item on the statement of operations. As a result the Company has restated its financial statements for the corresponding periods of the prior year.

     Operating results from discontinued operations are as follows:


                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September  30,
                                                      1998          1997         1998            1997

Investment management services revenues                 -        $141,999       $137,183      $439,191
Net (depreciation) appreciation in fund                 -       1,371,887       (276,497)     (159,283)
Operating expenses                                      -         (40,662)       (50,315)     (194,580)
                                                ===========  ============   =============   ============
(Loss) income from discontinued operations              -      $1,473,224      $(189,629)      $85,328
                                                ===========  ============   =============   ============


     Loss on disposal of discontinued operations totaled $145,291 and $591,741 for the three and nine months ended September 30, 1998, respectively. Under generally accepted accounting principles, loss on disposal of discontinued operations includes actual losses from the date the Board resolved to discontinue the investment management services operations plus a provision for additional losses based on management's best estimate of the amount to be realized on dissolution of the fund, including applicable severance and legal fees. Additional losses were incurred in the third quarter as a result of changes in the market value of the fund's investments.

     The fair market value of the Company's investment in the discontinued operations decreased from $4,037,432 at December 31, 1997 to $816,580 at September 30, 1998. The net depreciation in the Company's investment for the three and nine months ended September 30, 1998 was $168,799 and $927,054, respectively. In July 1998 the Company received $2,293,799 of its investment, including cash of $1,443,997 and securities of $849,822 (valued as of June 30, 1998). In October 1998 the Company received an additional $524,432 in cash from the fund. No assurance can be given that the Company will realize any further amount with respect to its investment in the domestic fund. Moreover, the securities received by the Company in July 1998 suffered a material decline in value between June 30, 1998 and September 30, 1998, and subsequently through the date of this Report. There can be no assurance that such securities will not suffer further material declines in value.

     Selected unaudited financial information for the fund as of September 30, 1998 and December 31, 1997 is as follows:

                                        September 30,  December 31,
                                            1998          1997

Assets (at fair value)                   $ 7,195,281   $71,245,441
Liabilities                                  188,459    32,104,302
Partners' capital                          7,006,822    39,141,139

     The net losses for the fund for the three and nine months ended September 30, 1998 totaled $1,448,415 and $7,954,776, respectively, as compared to a net gain of $16,544,302 and $3,242,622 for the corresponding periods in 1997.

     The Company, through WTCM, also provides investment management services to an offshore private investment fund. On May 21, 1998 the sole voting shareholder of the offshore fund, in consultation with WTCM, resolved to wind up the fund and appointed a liquidator to distribute the assets of the fund to its investors in accordance with Cayman Islands law. In July 1998 approximately 55% of the net assets of the offshore fund were distributed in cash to its investors. The remainder of the net assets will be distributed promptly following the liquidation of the investments held by the fund. The Company has no investment in the offshore fund.

     WTCM is also entitled to receive a special allocation equal to 20% of the net income, if any, of each of the funds (not including income earned on its own investment with respect to the domestic fund), subject to certain limitations, calculated at each funds' year-end, which is December 31st for the domestic fund and June 30th for the offshore fund. The amount of the special allocation for the offshore fund for the year ended June 30, 1998 was $109,319. The Company does not expect to receive a special allocation during 1998 from the domestic fund based on the negative performance of that fund to date.

     3. STOCK OPTIONS

     During the three and nine months ended September 30, 1998, the Company granted 563,000 and 751,000 options, respectively, to purchase the Company's Common Stock; 84,938 options were exercised year to date providing proceeds of $398,152 (none were exercised in the third quarter); and 112,500 and 534,310 options were canceled, respectively. Of the total options granted in the third quarter, 250,500 were under the Company's stock option plans and 312,500 were outside the Company's plans, all of which expire at various dates through September 2008.

     4. LOSS PER COMMON SHARE

     Net loss per basic and dilutive common share for the three and nine month periods ended September 30, 1998 and 1997, respectively, were computed using the weighted average number of common shares outstanding during each period. The exercise of stock options and warrants were not assumed in the computation of loss per common share, as the effect would have been antidilutive. Previously reported net loss per share amounts are the same as required by the adoption of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," which became effective in the fourth quarter of 1997.

     5. SALE OF COMMON STOCK

     On June 26, 1998 the Company entered into a Stock Purchase Agreement with Wise Partners, L.P. providing for the sale of 1,259,842 shares of Common Stock for an aggregate purchase price of $5,000,000, which was based on the closing "ask" price of the common stock on June 25, 1998. Wise Partners; L.P. is a limited partnership of which the Chief Executive Officer of the Company, Jonathan L. Steinberg, is the General Partner.

     6. OTHER COMPREHENSIVE INCOME

     During the year, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the disclosure of comprehensive income, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     Comprehensive loss for the three and nine months ended September 30, 1998 and 1997, respectively, is presented in the following table:


                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September  30,
                                             1998           1997             1998              1997

Net loss                                  $(1,476,271)     $(34,507)      $(6,615,532)      $(3,769,195)
Accumulated other comprehensive loss:
Unrealized loss on securities                (331,436)         -             (331,436)             -
                                       ================ ============== ================= =================
Total comprehensive loss                  $(1,807,707)     $(34,507)      $(6,946,968)      $(3,769,195)
                                       ================ ============== ================= =================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

     When used in this Report and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "expects," "will continue," "estimates," "believes," "anticipates," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the results projected in such forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of this Report, and in Item 1 (entitled "Business") of Part I and in Item 6 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions or circumstances on which any such forward-looking statement is based, in whole or in part.

     Three and Nine Months Ended September 30, 1998 as Compared to the Three and Nine Months Ended September 30, 1997

     Loss from Continuing Operations

     The Company's loss from continuing operations was $1,330,980 and $5,834,162 for the three and nine months ended September 30, 1998, respectively, a 12% decrease and 51% increase from the corresponding periods of the previous fiscal year. The decrease in the loss from continuing operations for the third quarter of 1998 as compared to the third quarter of 1997 is due primarily to the improved operating performance for Individual Investor and Ticker magazines as well as lower general and administrative ("G&A") costs. The increase in the year to date operating loss for 1998 as compared to the corresponding period of 1997 relates primarily to three factors: the continued investment in the development of the Company's online service, the decrease in advertising pages and revenues for Individual Investor magazine, and high levels of severance and hiring expenses incurred relating to changes in senior management and key advertising sales personnel.

     The decrease in the loss from continuing operations for the third quarter of 1998 as compared to the corresponding period of 1997 is due to revenues growing 10% for the period while expenses grew by only 4%. For the three months ended September 30, 1998, total revenues were $4,047,711 as compared to $3,679,464 for the same period in 1997. For the three months ended September 30, 1998, total expenses were $5,441,053 as compared to $5,213,431 for the same period in 1997. Individual Investor magazine made a positive contribution (before deducting G&A expenses) of $43,785 for the third quarter of 1998 as compared to a negative contribution (before deducting G&A expenses) of $34,823 in the corresponding period of 1997. This is primarily attributable to a 36%
     decrease in subscription promotion expenses for the magazine. Ticker magazine made a negative contribution (before deducting G&A expenses) of $1,047 for the third quarter of 1998 as compared to a negative contribution (before deducting G&A expenses) of $107,535 in the corresponding period of 1997, resulting from a 70% increase in revenues, offset in part by a 34% increase in operating expenses. The Company's online service, Individual Investor Online (www.iionline.com), made a negative contribution (before deducting G&A expenses) of $437,329 for the third quarter of 1998 as compared to a negative contribution (before deducting G&A expenses) of $256,261 in the corresponding period of 1997. This is due to higher levels of expenses incurred for the development and redesign of the service, offset in part by an increase in revenues. In addition, G&A expenses decreased by 16% for the third quarter of 1998 as compared to the corresponding period of 1997.

     The loss from continuing operations for the nine months ended September 30, 1998 includes a negative contribution (before deducting G&A expenses) of $1,442,324 from the Company's online service, Individual Investor Online (www.iionline.com), as compared to a negative contribution (before deducting G&A expenses) of $590,629 in the corresponding period of 1997. This increase is due to higher levels of expenses incurred for the development and redesign of the service, offset in part by higher revenues. Individual Investor magazine incurred a negative contribution (before deducting G&A expenses) of $312,746 for the nine months ended September 30, 1998, as compared to a positive contribution (before deducting G&A expenses) of $286,423 in the corresponding period of 1997. This change is primarily due to a 5% decrease in advertising revenues in the 1998 period compared to the corresponding period of 1997, and an increase in operating expenses related to a larger subscriber base. Ticker magazine incurred a negative contribution (before deducting G&A expenses) of $165,577 for the nine months ended September 30, 1998, as compared to a negative contribution (before deducting G&A expenses) of $458,373 in the corresponding period of 1997. This improvement for Ticker results primarily from a 90% increase in revenues offset in part by a 38% increase in operating expenses. G&A expenses increased for the year by 18% as compared to 1997.

     Revenues

     Revenues from continuing operations for the three and nine months ended September 30, 1998 were $4,047,711 and $11,663,214, respectively, a 10% and 9%
increase from the corresponding periods of the previous fiscal year.

     Advertising revenues for the three and nine months ended September 30, 1998 were $2,915,518 and $8,107,316, respectively, a 21% and 20% increase over the corresponding periods of 1997. Of this increase, the Company's online service, Individual Investor Online (www.iionline.com), generated $307,204 and $888,011 for the three and nine months ended September 30, 1998, respectively, compared to $32,246 and $37,246 for the same periods in 1997. Ticker advertising revenues for the three and nine months ended September 30, 1998 were $651,748 and $1,638,653, respectively, a 72% and 90% increase from the corresponding periods in 1997. This increase relates primarily to nine issues published in 1998 compared to seven in 1997, together with 20% circulation and rate increases effected in February 1998. Individual Investor advertising revenues for the three and nine months ended September 30, 1998 were $1,957,121 and $5,581,206, respectively, a 2% and 5% decrease from the corresponding period of 1997. As a result of the increase in paid circulation of Individual Investor, effective November 1997 the Company increased its advertising rates by 18%. However, total advertising pages for Individual Investor decreased by 41 and 90 total pages for the three and nine months ended September 30, 1998, respectively, reflecting the fact that the sales department was in a period of transition. The Company went without a Publisher from July 1997 until April 1998 and also terminated its West Coast representative in May 1998 and replaced it with two in house representatives located in Los Angeles and San Francisco, respectively, in July 1998.

     Circulation revenues for the three and nine months ended September 30, 1998 were $835,715 and $2,605,576, respectively, a 6% and 14% decrease when compared to the corresponding periods of the previous fiscal year. Individual Investor subscription revenues for the three and nine months ended September 30, 1998, were $564,744 and $1,788,910, respectively, a 1% increase and 3% decrease from the corresponding periods of 1997. Special Situations Report subscription revenues for the three and nine months ended September 30, 1998 were $104,581 and $301,979, respectively, a 41% and 55% decrease when compared to the corresponding periods of 1997. The decline in Special Situations Report subscription revenues results from a decrease in paid subscribers to 4,500 as of September 30, 1998, as compared to 9,100 as of September 30, 1997. The Company distributes Ticker free of charge by controlled distribution to financial service professionals, and does not currently impose a charge for use of its online service.

     List rental and other revenues for the three and nine months ended September 30, 1998 were $296,478 and $950,322, respectively, a 20% and 1% decrease from the corresponding periods of the previous fiscal year. List rental revenues for the three and nine months ended September 30, 1998 was $210,996 and $600,521, respectively, a 23% and 18% decrease when compared to the corresponding periods of the previous fiscal year. The decrease in list rental revenue is primarily attributable to reduced demand and the decrease in the number of subscribers to Special Situations Report. Other revenues for the three and nine months ended September 30, 1998 were $85,482 and $349,801, respectively, a 10% decrease and 60% increase from the corresponding periods of the previous fiscal year. The year to date increase in other revenues is due primarily to an increase in the sale of reprints from Individual Investor and Ticker magazines and increased revenues generated from an affinity credit card agreement.

     Operating Expenses

     Total operating expenses from continuing operations for the three and nine months ended September 30, 1998 were $5,441,053 and $17,603,401 respectively, a 4% and 20% increase from the corresponding periods of the previous fiscal year.

     Editorial, production and distribution expenses for the three and nine months ended September 30, 1998 were $2,818,854 and $8,687,742, respectively, a 13% and 28% increase from the same periods of the previous fiscal year. The increase in such expenses is primarily related to the continuing development, redesign, and ongoing maintenance of the Company's online service Individual Investor Online (www.iionline.com). The Company incurred online editorial and production costs totaling $496,139 and $1,566,805 for the three and nine months ended September 30, 1998, respectively, compared to $278,158 and $617,526 for the corresponding periods of the previous fiscal year. Production and distribution expenses relating to all three print publications for the three and nine months ended September 30, 1998 were $1,506,614 and $4,651,003, respectively, a 1% and 12% increase from the corresponding periods of 1997, primarily due to additional copies printed for a larger subscriber base in both Individual Investor and Ticker. Editorial costs for the three and nine months ended September 30, 1998 were $572,202 and $1,761,924, respectively, a 10% and 19% increase from the corresponding periods of the previous fiscal year. This was due mostly to an increase in staffing levels to aid the growth in the Company's print publications and its online service.

     Promotion and selling expenses for the three and nine months ended September 30, 1998 were $1,609,155 and $4,857,883, respectively, a 6% and 11%
increase from the corresponding periods of the previous fiscal year. This increase primarily is due to online advertising expenses of $248,394 and $763,529 for the three and nine months ended September 30, 1998, respectively, compared to $10,348 of online advertising costs for the three and nine months ended September 30, 1997. Subscription promotion expenses for the three and nine months ended September 30, 1998 were $479,207 and $1,596,293, respectively, a 26% and 18% decrease from the corresponding periods of 1997. Advertising salaries, commissions and other related costs for the Company's three publications, for the three and nine months ended September 30, 1998, were $802,755 and $2,282,728, respectively, as compared to $783,112 and $2,211,135 for the same periods in 1997.

     General and administrative expenses for the three and nine months ended September 30, 1998 were $932,156 and $3,825,309, respectively, as compared to $1,110,066 and $3,253,191 for the same periods in 1997. The decrease of 16% for the third quarter of 1998 as compared to the third quarter of 1997 relates primarily to less salaries paid (the Company's President and General Counsel were hired in September) and lower bad debt expenses compared to the corresponding periods of 1997. Substantially all of the year to date increase as compared to the prior year resulted from incremental expenses (severance, legal fees and executive search fees) incurred in the second quarter totaling approximately $560,000 relating to changes in senior management personnel and key advertising sales personnel.

     Depreciation and amortization expense for the three and nine months ended September 30, 1998, were $80,888 and $232,467 respectively, as compared to $103,055 and $235,652 for the same periods in 1997.

     Interest and other income for the three and nine months ended September 30, 1998 were $62,362 and $106,025, respectively, compared to $26,236 and $57,426 for the same periods in 1997. These changes are primarily due to varying levels of cash invested by the Company.

     Discontinued Operations

     On April 30, 1998 the Company's Board of Directors decided to discontinue the Company's investment management services business. Accordingly, the operating results relating to investment management services have been segregated from continuing operations and reported as a separate line item on the statement of operations.

     Net loss from discontinued operations for the three and nine months ended September 30, 1998 were $145,291 and $781,370 respectively, as compared to net income of $1,473,224 and $85,328 for the same periods in 1997. Loss on disposal of discontinued operations was $145,291 and $591,741 for the three and nine months ended September 30, 1998. Under generally accepted accounting principles, loss on disposal of discontinued operations includes actual losses from the date the Board resolved to discontinue the investment management services business, plus a provision for additional losses based on management's best estimate of the amount to be realized on dissolution of the fund.

     Net loss from discontinued operations includes revenues from investment management services and net appreciation (depreciation) in fund. Investment management services are a combination of management fees, being 1 to 1-1/2 percent of assets under management, and a special profit allocation, being 20% of defined performance. Net appreciation (depreciation) in fund relates to the realized and unrealized earnings of the amount invested by the Company in the domestic fund's portfolio which, because of the nature of the investments, will vary significantly from period to period and may result in losses as well as income. As of September 30, 1998 the value of the Company's investment in the domestic fund was $816,580. As a result of the Board's decision, WTCM is dissolving the domestic and offshore investment funds, liquidating fund investments and distributing the net assets to all investors as promptly as possible. In July 1998 the Company received $2,293,799 of its investment, including cash of $1,443,997 and securities of $849,822 (valued as of June 30, 1998). In October 1998 the Company received an additional $524,432 in cash from the fund. No assurance can be given that the Company will realize any further amounts with respect to its investment the domestic fund.

     Net Loss

     The Company's net loss for the three and nine months ended September 30, 1998 was $1,476,271 and $6,615,532, respectively, as compared to a net loss of $34,507 and $3,769,195 for the corresponding periods in 1997. No income taxes were provided in 1998 or 1997 due to the net loss. The basic and dilutive net loss per weighted average common share for the three and nine months ended September 30, 1998 were ($0.17) and ($0.86), respectively, as compared to ($0.01) and ($0.59) for the corresponding periods in 1997.

     Liquidity and Capital Resources

     As of September 30, 1998, the Company had working capital of $5,526,409 including cash and cash equivalents totaling $4,657,987. As of September 30, 1998 the fair market value of the Company's investment in the discontinued operations was $816,580, which may be available, subject to market fluctuations and liquidity, to fund the Company's operations as the domestic fund is liquidated and its assets are distributed to its partners. In July 1998 the Company received $2,293,799 of its investment, including cash of $1,443,997 and securities of $849,822 (valued as of June 30, 1998). In October 1998 the Company received an additional $524,432 in cash from the fund. No assurance can be given that the Company will realize any further amount with respect to its investment upon final liquidation of the fund. Moreover, the securities received by the Company in July 1998 suffered a material decline in value between June 30, 1998 and September 30, 1998, and subsequently through the date of this Report. There can be no assurance that such securities will not suffer further material declines in value that may have a material adverse affect on the Company's financial performance.

     On June 26, 1998 the Company entered into a Stock Purchase Agreement with Wise Partners, L.P. providing for the sale of 1,259,842 shares of Common Stock for an aggregate purchase price of $5,000,000, which was based on the closing "ask" price of the common stock on June 25, 1998. Wise Partners, L.P. is a limited partnership of which the Chief Executive Officer of the Company, Jonathan L. Steinberg, is the General Partner. In addition, during the first nine months of 1998 the Company received $398,152 from exercises of stock options.

     Management expects revenues to grow for the remainder of 1998 and in 1999 as the Company begins to implement changes made by a new management team, including a new President hired in September 1998 and a new Publisher hired in April 1998. Advertising sales are expected to increase for Individual Investor and Ticker magazines due to the addition of new key sales personnel and the effect of the increased awareness in the marketplace for both magazines begins to take effect. Additionally, the Company expects to realize higher revenues from operations of its online service Individual Investor Online (www.iionline.com). There can be no assurance, however, that such growth will be realized.

     The Company incurred a net loss of $1,476,271 and $6,615,532 for the three and nine months ended September 30, 1998, respectively. The Company's current levels of revenues are not sufficient to cover its expenses. Under its current business plan, during the remainder of 1998 and for the year 1999, the Company intends to control and reduce several of its expenses while continuing to invest in its existing products. The Company anticipates losses to continue through 1999. Profitability may be achieved in future periods only if the Company can substantially increase its revenues while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, or that the increases in expenses can be controlled adequately to enable the Company to attain profitability.

     The Company plans to continue investing in its online service Individual Investor Online (www.iionline.com), because it believes that this line of business offers the greatest opportunity for generating substantial revenues over the longer term. There can be no assurance, however, that the online business in fact will generate substantial revenues, as the Company faces many competitors in the business. No assurance can be given that advertising revenues for Individual Investor and Ticker will increase because higher advertising rates may not be accepted by advertisers, advertising pages may continue to decline for Individual Investor, circulation may drop at either or both Individual Investor and Ticker, and the advertising mix may change. Although the Company has recently added key advertising sales personnel and has hired a new publisher, no assurance can be given that these changes will result in advertising revenue increases. The Company also believes that a further stock market correction or "beaR" market would affect its ability to sell advertising to the financial advertiser categories. The Company expects that the lease expenses it will incur in connection with its anticipated relocation to new space in early 1999 will be at a significantly higher rate per square foot and that the Company will incur significant costs related to the relocation.

     Based on the Company's business plan, the Company believes that its working capital and its investments will be sufficient to fund its operations and capital requirements through 1998. Thereafter, if revenues have not been significantly increased above current and expected levels, the Company will need to raise additional capital in order to sustain operations. The Company is currently exploring its ability to obtain additional financing. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. Failure to obtain additional financing on favorable terms, or at all, will have a substantial

     In August 1997 the Company retained the investment banking firm of Bear, Stearns & Co. Inc. ("Bear Stearns") to assist the Company in exploring strategic initiatives to enhance shareholder value, the process for which is continuing. With the assistance of Bear Stearns since the time of such retention, the Company has focused on various alternatives including identifying, evaluating, and approaching potential strategic partners seeking investment positions in the Company's financial information services business.

     Year 2000

     The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue". The Year 2000 Issue concerns the inability of information systems, whether due to computer hardware or software, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems currently record years in a two-digit format. Such computer systems may be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally. The potential costs and uncertainties associated with the Year 2000 Issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. The Year 2000 Issue could have a material adverse effect on the Company's results of operations and ability to conduct business.

     To attempt to ensure that the Company's computer systems (including computer hardware and computer software) are "Year 2000 Ready" (that is, are not disrupted by the Year 2000 Issue), the Company developed a plan to assess, and remediate where necessary, any Year 2000 Issue with respect to the Company's computer systems, and appointed certain employees to administer such plan. The plan contains four phases: first, identifying all computer hardware and software being used by the Company; second, determining whether such hardware and software is Year 2000 Ready; third, remediating any Year 2000 Issue with respect to any particular piece of hardware or software; and fourth, performing a final audit and test. The Company has made significant progress toward completing the first two phases, and currently expects to complete these phases before January 1999. The Company has made significant progress toward completing phase three with respect to software issues, and currently expects to complete phase three, with respect to both software and hardware, before April 1999. The Company intends to commence phase four upon the completion of the first three phases, and currently expects to complete phase four before October 1999.

     The Company currently believes that additional direct costs associated with making the Company's systems Year 2000 Ready should not exceed $30,000 and that such costs, together with any lost revenue associated with making the Company's systems Year 2000 Ready, should not have a material adverse effect on the Company's operating results or financial condition. The Company does not believe that the diversion of employee resources required to address the Year 2000 Issue would have a material effect on the Company's operating results or financial condition. The Company does not currently have in place a contingency plan of action in the event that it is not able to make its computer systems Year 2000 Ready, but will consider on an ongoing basis whether such a contingency plan should be developed.

     The dates on which the Company believes it will complete its Year 2000 readiness phases, and the costs associated with such efforts, are based on the Company's current best estimates. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, making the Company's systems Year 2000 Ready. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code and hardware devices (such as microcontrollers), timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000
Issue, and a failure to do so could materially adversely affect the Company's operations and business, and expose it to third-party liability.

     The Company also faces risks and uncertainties to the extent that the third party suppliers of products, services and systems on which the Company relies do not have business systems or products that are Year 2000 Ready. The Company has initiated communications with all of its significant suppliers and customers to determine the extent to which the Company's systems and products are vulnerable to those third parties' failure to remediate their own systems' Year 2000 Issues. There is no guarantee that the systems or products of other companies on which the Company relies will be timely, if at all, made Year 2000 Ready, and such a failure by such other companies could have a material adverse effect on the Company's systems and products. The Company is in the process of identifying what actions may be needed to mitigate vulnerability to problems related to enterprises with which the Company interacts, but does not currently have in place a contingency plan of action in the event that the failure by one or more third parties to make their computer systems Year 2000 Ready causes adverse effects to be suffered by the Company. The Conpany will consider on an ongoing basis whether such a contingency plan should be developed.


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           PART II- OTHER INFORMATION

ITEM 2 - Sales of Unregistered Securities

------------- ------------------ ------------ ------------------------------ --------------- ------------------------------
Date of sale  Title of security  Number Sold  Consideration received and     Exemption from  If option, warrant or
                                              description of underwriting    registration    convertible security, terms
                                              or other discounts to market   claimed         of exercise or conversion
                                              price afforded to purchasers
------------- ------------------ ------------ ------------------------------ --------------- ------------------------------

7/98 -9/98    Options to purchase  563,000   options granted - no           Section 4(2)    vesting over a period of
              common stock granted           consideration received by                      three to five years from
              to employees,                  Company until exercise                         date of grant, subject to
              directors and                                                                 certain conditions of
              consultants                                                                   continued service;
                                                                                            exercisable for a period
                                                                                            lasting ten years from date
                                                                                            of grant at an exercise
                                                                                            prices ranging from $1.1875
                                                                                            to $3.50


     ITEM 5 - Other Information

     As previously reported, in July 1997 certain former limited partners of WisdomTree Associates, L.P. (the "Fund"), the domestic private investment fund managed by a subsidiary of the Company (which fund is treated as a discontinued operation as described elsewhere in this Report), initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v. WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs served notice of motion to vacate the default judgment. Plaintiffs allege that defendants did not timely process plaintiffs request for redemption of their interest in the Fund, which delay allegedly caused plaintiffs to suffer approximately $470,000 in damages. The Company is currently evaluating this matter, and intends to take vigorous action to defend itself. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


Exhibit  Description                                                  Method of Filing

3.1      Amended and Restated Certificate of                          Filed herewith
         Incorporation of Registrant dated August 19, 1991

3.2      Certificate of  Amendment of Amended and Restated            Filed herewith
         Certificate of Incorporation of Registrant dated
         May 26, 1993

3.3      Certificate of Amendment of Amended and Restated             Incorporated by reference to
         Certificate of Incorporation of Registrant                   Registrant's Form 10-QSB
         dated June 18, 1997                                          for the quarter ended June 30, 1997.

3.4      Amended and Restated Certificate of Incorporation of         Filed herewith
         Registrant, as amended  through June 18, 1997

3.5      Bylaws of Registrant                                         Incorporated by reference to Exhibit
                                                                      3.2 to the Registrant's Registration
                                                                      Statement on Form S-18 (File No.
                                                                      33-43551-NY) (the form "S-18")

4.1      Specimen Certificate for Common Stock of Registrant          Incorporated by reference to Exhibit
                                                                      4.1 to the Form S-18

10.1     Employment Agreement between Registrant and Brette Popper    Filed herewith
         dated September 14, 1998

10.2     Stock Option Agreement between Registrant and Brette         Filed herewith
         Popper dated September 14, 1998

10.3     Employment Agreement between Registrant and Gregory          Filed herewith
         Barton dated July 21, 1998

10.4     Stock Option Agreement between Registrant and Gregory        Filed herewith
         Barton dated September 14, 1998

10.5     Indemnification Agreement between Registrant and Brette      Filed herewith
         Popper dated September 14, 1998

10.6     Indemnification Agreement between Registrant and Gregory     Filed herewith
         Barton dated September 14, 1998

27       Financial Data Schedule September 30, 1998                   Filed only with the electronic
                                                                      submission of Form 10-Q in
                                                                      accordance with the EDGAR
                                                                      requirement



     (b) The Company did not file any reports on Form 8-K for the Quarter Ended September 30, 1998

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 12, 1998

                                    INDIVIDUAL INVESTOR GROUP, INC. (Registrant)




                            By:     /s/ Jonathan L. Steinberg
                                     Jonathan Steinberg, Chief Executive Officer




                            By:     /s/ Henry G. Clark
                                     Henry G. Clark, Vice President Finance
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.  Description                                                                          Page

3.1          Amended and Restated Certificate of Incorporation of Registrant                     20 - 27
             dated August 19, 1991

3.2          Certificate of Amendment of Amended and Restated                                    28 - 29
             Certificate of Incorporation of Registrant dated May 26, 1993

3.4          Amended and Restated Certificate of Incorporation of Registrant,                    30 - 36
             as amended  through June 18, 1997

10.1         Employment Agreement with Brette Popper dated September 11, 1998                    37 - 47

10.2         Stock Option Agreement with Brette Popper dated September 14, 1998                  48 - 59

10.3         Employment Agreement with Gregory Barton dated July 21, 1998                        60 - 61

10.4         Stock Option Agreement with Gregory Barton dated September 14, 1998                 62 - 70

10.5         Indemnification Agreement with Brette Popper dated September 14, 1998               71 - 80

10.6         Indemnification Agreement with Gregory Barton dated September 14, 1998              81 - 90

27           Financial Data Schedule September 30, 1998                                          91
