Form 10-K
period 1998-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 1999-03-30
CIK 880631

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                          FORM 10-K
  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 1998
                                              or
____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____to _____

                               Commission file number: 1-10932
                               INDIVIDUAL INVESTOR GROUP, INC.
                    (Exact name of registrant as specified in its Charter)

        Delaware                                                13-3487784
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)
                                                            Identification No.)

                      125 Broad Street, 14th Floor, New York, NY  10004
                     (Address of principal executive offices)    (Zip Code)


             Registrant's telephone number, including area code:  (212) 742-2277

             Securities registered pursuant to Section 12(b) of the Act:  NONE

             Securities  registered  pursuant  to Section  12(g) of the Act:
             COMMON  STOCK,$.01 per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of March 19, 1999, the aggregate market value of the Registrant's Common Stock (based on the closing sale price of the Common Stock on that date on the Nasdaq National Market) held by non-affiliates of the Registrant, was approximately $22,656,631.

          As of March 19, 1999, 8,890,964 shares of the Common Stock of the Registrant were outstanding.

                             DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III hereof.



        Important Notice Concerning "Forward-looking Statements" in this Report

     1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as 1998 operating results), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes that certain results are likely to occur in 1999 or thereafter. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for 1999 and beyond, either concerning a specific segment of the Company's business, or concerning the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Any statement in this report that does not describe a historical fact is deemed to be a forward-looking statement.

        2. Actual Results May Be Different than Projections. Actual results, however, may be materially different from the results projected in the forward-looking statements, due to a variety of risks and uncertainties. These risks and uncertainties include those set forth in Item 1 of Part I hereof (entitled "Business"), in Item 7 of Part II hereof (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations"), and in Exhibit 99 hereof and elsewhere in this Report.

        3. The Company Has No Duty to Update Projections. The forward-looking statements in this Report are current only on the date this Report is filed. After the filing of this Report, the Company's expectations of likely results may change, and the Company might come to believe that certain forward-looking statements in this Report are no longer accurate. The Company shall not have any obligation, however, to release publicly any corrections or revisions to any forward-looking statements contained in this Report, even if the Company believes the forward-looking statements are no longer accurate.


                                            PART I

ITEM 1. BUSINESS

        Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company") are primarily engaged in providing financial information services. The Company provides research and analysis of investment information to individuals and investment professionals through two business segments: Print Publications and Online Services. The Company's Print Publications segment publishes and markets Individual Investor magazine, Ticker(sm) magazine, and Individual Investor's Special Situations Report, a monthly newsletter. The Company's Online Services include Individual Investor Online (www.iionline.com) and InsiderTrader.com (www.insidertrader.com). The Company believes that the two forms of distribution of financial information - print and electronic - are complementary, and the Company is committed to exploiting the synergies that the two forms of media provide. In addition, the Company has developed the INDI SmallCap 500(tm) index of small-cap stocks, which is listed on the American Stock Exchange under the ticker symbol NDI. At the beginning of 1998 the Company also engaged in investment management services, but the Company decided in April 1998 to discontinue those operations and focus exclusively on the financial information services business.

        The relative contribution of the two business segments to the Company's operating revenue and operating profit for the three years ended December 31, 1998, and the identifiable assets of each segment at the end of each year, are included in Note 9 to the Company's consolidated financial statements, which
Note is hereby incorporated by reference.


PRINT PUBLICATIONS

Individual Investor Magazine

        The Company's flagship publication, Individual Investor magazine, is a consumer-oriented monthly investment magazine that offers commentary and opinion on investment ideas. Individual Investor seeks differentiation among personal finance magazines through its focus on identifying and recommending investment opportunities on the basis of in-house proprietary research and analysis. Individual Investor focuses on analysis of investment opportunities in public companies and mutual funds believed to have the potential to achieve returns higher than those of the general market. In addition to investment ideas, the publication seeks to provide the investor with tools and knowledge to help with investment decisions.

        Individual Investor is printed on a glossy, coated paper stock and has a basic annual subscription rate of $22.95 ($2.99 newsstand price). Individual Investor had a total paid subscriber and newsstand circulation of approximately 500,000 in March 1999, which is unchanged from March 1998. The Company has intentionally stabilized its circulation and rate base in order to focus on increasing the number of advertising pages sold and the net rate per page. Individual Investor's revenues from advertising, circulation, list rental and other sources aggregated $11,487,554, which is 75% of the Company's total revenues from continuing operations for the year ended December 31, 1998.

        The Company anticipates publishing a 13th issue of Individual Investor in 1999, focused on the affluent lifestyle of readers. The Company also anticipates offering paid seminars, commencing in January 2000, focused on investment education. In addition to seminar fees to be collected from attendees, the Company intends to seek revenue from sponsors.

Ticker Magazine

        The Company also publishes Ticker magazine, a monthly trade publication distributed without charge to a controlled circulation of financial brokers, planners and advisers. During most of 1998, Ticker's circulation was approximately 90,000. Effective with the February 1999 issue, the Company increased the circulation to approximately 100,000, and concurrently implemented a proportionate increase in advertising rates. Ticker focuses on providing investment professionals with information to help increase their business, manage their accounts more effectively, and improve results for their clients. Ticker publishes articles on stocks, bonds, and mutual funds, and it features interviews with selected analysts and research specialists. Ticker's revenues from advertising, list rental and other sources aggregated $2,241,685, which is 15% of the Company's total revenues from continuing operations for the year ended December 31, 1998.

        The Company currently is testing a product entitled Ticker Daily Fax, which the Company is distributing via facsimile. If Ticker Daily Fax is formally launched, the Company anticipates it will sell subscriptions to the product as well as advertising. The Company also anticipates publishing a 13th issue of Ticker in 1999.




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

        The basic annual subscription price for SSR is $165. As of March 1999, SSR had approximately 3,700 paid subscribers, compared with approximately 5,000 in March 1998. SSR's subscription levels, which have declined as a result of changes in the timing of new and renewal promotions, are expected to increase modestly during 1999. SSR's revenues from circulation and list rental aggregated $482,908, which is 3% of the Company's total revenues from continuing operations for the year ended December 31, 1998. In addition to the Company's distribution of SSR via first class mail, the Company is considering distributing SSR through the Internet.

        Advertising

        Print Publications advertising revenues are derived from Individual Investor and Ticker magazines and accounted for 62% of the Company's total revenues from continuing operations for the year ended December 31, 1998, as compared to 63% for 1997. Print Publications advertising revenues for 1998 were $9,488,241, as compared to $9,373,553 in 1997. Print Publications advertising sales efforts are performed by the Company's employees and by outside sales representatives located throughout the United States.

        Print Publications advertising is sold primarily to four types of advertisers: (1) financial services companies, including traditional and electronic brokerage firms, mutual funds and companies that provide investment-oriented products; (2) consumer advertisers, including marketers of automobiles, computer products, clothing and accessories; (3) public companies interested in attracting the publications' readers as investors; and (4) business-to-business and technology advertisers.

        On the basis of independent subscriber studies, the Company believes that the subscribers of Individual Investor and Ticker typically are financially sophisticated individuals with substantial net worth, several years of investing experience, and significant investment portfolios. The Company believes that those demographics are a valuable tool in marketing advertising space in Individual Investor and Ticker.

        The Company intends to increase advertising revenues by continuing to target national consumer and financial advertisers in such industries as automobiles, technology products, insurance, mutual funds and brokerage companies. The Company believes that the increased circulation base for Ticker, increased product awareness for Individual Investor through targeted public relations and advertising, as well as the growth and development of www.iionline.com, will continue to attract more attention to the magazines as an advertising medium. Additionally, the Company has reorganized its sales efforts to pursue an integrated sales strategy to promote all of the Company's publications to advertisers. The Company anticipates that in the Fall of 1999, Individual Investor will be measured for the first time by syndicated research (standardized media research studies used by advertisers), which should assist the Company's efforts to sell additional advertising pages.



Circulation and Marketing

        Print Publications circulation revenues, which are derived from Individual Investor magazine and SSR, accounted for approximately 23% of the Company's total revenues from continuing operations for the year ended December 31, 1998, as compared to 27% for 1997. Print Publications circulation revenues for 1998 were $3,483,706, as compared to $3,953,285 in 1997. The Company obtains subscriptions for Individual Investor through leading subscription agencies, such as American Family Publishers and Publishers Clearing House, and NewSub services (subscription offers in credit card statements). The Company also solicits subscriptions for Individual Investor through direct-mail marketing promotions, insert cards in the magazine, and the Internet.

     Individual Investor is distributed for sale on newsstands ("single-copy sales") throughout the United States by independent parties (the largest of which is International Circulation Distributors, a subsidiary of The Hearst Corporation). Single copy revenues for 1998 were $754,402, as compared to $750,321 in 1997.

        Ticker is a controlled-circulation magazine distributed to brokers, financial advisors and financial-industry professionals, whose names are obtained from lists acquired by the Company, who must respond that they want to continue receiving the publication in order to stay on the circulation list.

        SSR is sold by subscription only. The Company uses targeted direct mail solicitation to promote SSR and concentrates on cross-marketing this higher-priced publication to the larger Individual Investor subscriber base. The Company also uses independent sales agents to obtain subscriptions for SSR.

List Rental Revenue

        Print Publications list rental revenues accounted for 5% of the Company's total revenues from continuing operations for the year ended December 31, 1998, as compared with 7% in 1997. Print Publications list rental revenues for 1998 were $796,436, as compared to $1,039,833 in 1997. The Company utilizes the services of Rickard List Marketing, an independent list-management agent, to promote the rental of the Company's Print Publications subscriber lists.

Competition

        Many of the print publications with which the Company competes are published by larger companies that publish multiple titles, such as Time Warner. These companies have significantly larger resources and more extensive relationships with advertisers than does the Company. The Company believes these publishers have a competitive advantage because of their ability to attract subscribers and advertisers and promote sales more extensively than the Company. The Company's strategy is to compete on the basis of its unique editorial focus on actionable investment ideas. The Company believes that this provides it with a subscriber base possessing superior demographics.

        Some of the publications focused on personal finance that compete with Individual Investor are Money, Smart Money, Kiplingers and Worth. In addition, Individual Investor competes against publications with a broader editorial focus, including The Wall Street Journal, Barrons, Investors Business Daily, Business Week, Forbes and Fortune. Ticker competes for advertising and readership with other publications that target brokers, financial advisers and financial industry managers. Those publications include Registered Representative, Institutional Investor, Research and On Wall Street. The Company also competes with other research reports, newsletters, and other publications and services offered by financial investment houses and publishers.



Production and Operations

        All preliminary research and analysis are done by in-house research and editorial staff. After the editorial content of the Company's publications is determined, the articles are assigned to either in-house writers or researchers or to freelance columnists. In addition, Individual Investor has arrangements with such well-known authors as Maria Bartiromo, Lawrence Kudlow, John Rekenthaler, and Jeremy Siegel, to provide original articles for publication on a regular basis. The financial tables included in Individual Investor are provided by various vendors. The Company uses in-house software and hardware in the composition and layout of its publications. The Company selects independent printers based on their production quality and competitive costs and service.

        The Company uses an outside fulfillment service to manage its subscriber files. The service includes receiving subscription orders and payments, sending renewal and invoice notices to subscribers, and generating the subscribers' labels and circulation information reports each month.


ONLINE SERVICES

Individual Investor Online (www.iionline.com)

        The Company's primary web site for Internet users, Individual Investor Online (www.iionline.com), provides investment information and analysis for individual investors. The site provides users with continuously updated research, message boards, portfolio tracking, analytical tools, news and financial information, which enables interaction between the Company's community of users and analysts. In the fourth quarter of 1998 the Company completed a major redesign of the site featuring more analysis, improved portfolio tracking and expanded message boards. As of March 1, 1999, www.iionline.com had approximately 155,000 registered users (registration currently only is required to use the portfolio tools or to post messages on message boards), as compared with 74,000 registered users in March 1998 (at which time registration was required to access the majority of the site). In February 1999, www.iionline.com received 3.4 million page views. Average daily page views for February 1999 were 154% higher than the average daily page views in November 1998, before the redesign of the site. The site generated $1,110,318 in revenues, primarily from advertising, which is 7% of the Company's total revenues from continuing operations for the year ended December 31, 1998.

        The Company's strategy is to increase page views significantly by offering portions of its proprietary content to other heavily trafficked online services including Yahoo!, Alta Vista, AOL's Digital City New York, Quote.Com, Hoover's Online and Cox Interactive. These content-sharing arrangements are accomplished at little or no cost to the Company by using existing content (e.g., "Stock of the Day," "Industry Analysis," and "Magic 25 Week in Review") from Individual Investor Online. In exchange for providing proprietary content to those heavily trafficked sites, the sites provide hyperlinks to www.iionline.com (currently the most common arrangement) or provide for revenue-sharing arrangements with respect to page views generated by the Company's content. Such content distribution arrangements also are designed to create low-cost promotion of the Company's brand.

        The Company seeks to increase page views significantly through the combined effect of content distribution agreements, word of mouth and selected use of advertising and public relations. Increased page views would allow the Company to achieve increased sales of banner and sponsorship advertisements on www.iionline.com. The Company also will attempt to generate revenue through content licensing agreements in which the Company would be paid a licensing fee.



InsiderTrader.com (www.insidertrader.com)

        In November 1998, the Company purchased InsiderTrader.com (www.insidertrader.com), a web site that distributes "insider" data filed with the Securities and Exchange Commission, and provides proprietary research based on the data. InsiderTrader.com has three levels of services. It provides free data, from which advertising revenues are generated, and co-brands that data with partners such as Edgar-Online, Hoover Online, and Company Sleuth. There is also a link to InsiderTrader.com on sites operated by Intuit, including Excite.com and Quicken.com. In addition to free content, there are two levels of subscription-based services, a 12-month subscription for an annual fee of $49.95 to access value-added insider data and the site's proprietary research; and a premium service that users pay an additional fee of $17.95 per month to access more extensive and complete insider data, along with other value-added features that allow them to query the database in a more flexible manner. As of March 1, 1999, the site has over 1,900 subscribers who pay an annual fee of $49.95 and 277 users who pay $17.95 per month for the premium service.

        The Company seeks to increase page views to InsiderTrader.com by continuing to expand its co-branding relationships, and by promoting the service via other means, such as radio programs, interviews in the financial press (InsiderTrader.com's Director of Research is quoted frequently in The Wall Street Journal as an authority on analyzing insider trading), and conventional print advertising. The Company anticipates adding new features to all levels of the subscription-based sections of InsiderTrader.com to both increase the base of paying users, and retain present users. A higher-priced "Institutional-level" of service is expected to be added in the first half of 1999, and revenues from third-party distributors of InsiderTrader.com's proprietary research are also expected to commence by the first half of 1999. The Company also desires to launch at least two other premium sites during 1999 that focus on specific areas of interest for the serious individual investor.

Marketing

        The  Company   markets  its  web  sites   through  the   content-sharing
arrangements described above as well as through print and online advertisements and public relations efforts.

Advertising

        The Company currently uses an independent sales agent, DoubleClick Inc., to sell and deliver banner and sponsorship advertising for Individual Investor Online and InsiderTrader.com. The Company also employs in-house sales efforts to sell online advertising. The Company has reorganized its sales efforts to promote all of the Company's print and online publications to potential advertisers. Online advertising revenues typically are measured on a cost per thousand page views, or "CPM," basis, although other arrangements, such as a cost per click (where payment depends upon the number of times a viewer "clicks" on the advertisement) or cost per action (where payment depends upon the number of times a viewer takes a certain action, such as completing and returning an online questionnaire) are also employed. CPM rates fluctuate, and may experience industry-wide declines going forward. Also, even if industry-wide CPM rates remain stable, the CPM that a site may obtain typically declines as the number of page views at the site increases.

Competition

        The Company competes with various online services including TheStreet.com, Yahoo! Finance, Microsoft Investor, Motley Fool, CBS Marketwatch.com, as well as those sponsored by publishers of certain print magazines, including Money.com and SmartMoney.com. The Company also competes with other online services offered by financial investment houses and publishers. Many of the Company's online competitors have significantly higher monthly page views and substantially greater financial resources than the Company, which may enable such competitors to compete more effectively than the Company for advertising revenues. The Company's competitive strategy is to offer its users proprietary editorial content, research and analysis, together with the other site features (e.g., news, quotes, message boards and portfolio tools) in an appealing and easy-to-use format.

INDI SMALLCAP 500

        The Company developed the INDI SmallCap 500 index of small-cap stocks, which is listed on the American Stock Exchange under the ticker symbol NDI. The index is comprised of companies selected primarily based upon earnings growth and is adjusted quarterly. Companies considered for initial inclusion must have a market capitalization between $100 million and $2 billion, show earnings growth in excess of 50% in their most recent quarter, and have at least $.05 per share in their most recent quarterly earnings and positive revenue comparisons. Each quarter, the index is rebalanced to delete the bottom 50 companies in terms of earnings growth, and replace them with 50 new companies that meet the selection criteria. The Company believes that the INDI SmallCap 500, with its structural focus on small-cap stocks exhibiting earnings growth, is a better proxy for the small-cap growth sector than any competing index.

        The Company intends to offer licensed use of the INDI SmallCap 500 as the basis for unit investment trusts, mutual funds and other derivative products, which can be offered by one or more independent issuers. The Company will seek to earn revenues from fees primarily based on the dollars invested in any such product. Although the Company has received indications of interest from potential licensees, the Company cannot yet forecast the rate at which such fees will be set or the revenues, if any, that may be generated from this product line. The Company also is in the process of developing other indexes. If and when such other indexes are launched, the Company anticipates offering to license the new indexes as the basis for financial products to be offered by one or more independent issuers. As with the INDI SmallCap 500, the Company would seek to earn licensing revenue, but cannot estimate at this time the amount of revenue, if any, that the Company might receive.

DISCONTINUED OPERATIONS

        On April 30, 1998, the Company's Board of Directors decided to discontinue the Company's investment management services business. The investment management services business was principally conducted by a wholly-owned subsidiary of the Company, WisdomTree Capital Management, Inc. ("WTCM"). WTCM serves as general partner of (and is an investor in) a domestic private investment fund. The Company is also a limited partner in the fund. As a result of the Board's decision to discontinue the investment management services business, WTCM is dissolving the domestic investment fund, liquidating its investments and distributing the net assets to all investors as promptly as possible.

        In 1998 the Company recorded a provision of $591,741 to accrue for its share of any net operating losses of the domestic fund and related costs that are expected to occur until the fund liquidates its investments. The Company believes that adequate provision has been made for any remaining net operating losses and related costs associated with these discontinued operations.

        The Company, through WTCM, also provided investment management services to an offshore private investment fund. On May 21, 1998 the sole voting shareholder of the offshore fund, in consultation with WTCM, resolved to wind up the fund and appointed a liquidator to distribute the assets of the fund to its investors in accordance with Cayman Islands law. Substantially all of the fund's assets were distributed in cash to its investors by December 31, 1998. The Company has no investment in the offshore fund.

EMPLOYEES

        As of March 1999, the Company  employed 90 persons on a full-time basis:
60 employees in the Print Publications segment, 13 employees in the Online Services segment, and 17 executive, accounting and administrative support personnel.

INTELLECTUAL PROPERTY

        The Company believes that trademarks and service marks are important to its business and actively pursues strategies to protect and strengthen its current marks for use in connection with its products and for future products. The Company is somewhat dependent on the use of certain marks in its operations, particularly the names of its two magazines and its primary web site: Individual Investor, Ticker and Individual Investor Online, respectively.

        The Company has a perpetual license for use of the trademark INDIVIDUAL INVESTOR. To perfect its interests in this mark the Company filed suit during 1997 against The American Association of Individual Investors, which is the licensor, and a third party, which the Company believed infringed the mark. The litigation was resolved favorably with an agreement by the third party not to further infringe the mark. The Company commenced negotiations with the licensor to secure assignment of the trademark, but did not reach an agreement. The Company will continue to monitor and seek enforcement against any perceived infringement of the mark, and may again seek assignment of the mark, on terms the Company may deem appropriate.

        An application to register the trademark TICKER was filed in November 1996 in connection with the launch of this publication. Action on this pending trademark application was deferred by the Patent and Trademark Office pending the disposition of the applications for two other marks, one for Global Ticker (which subsequently was issued as a registered trademark) and one for Snapshot Personal Ticker (which application is still pending). The Company believes that these marks are not confusingly similar and will pursue registration of this mark. There can be no assurance, however, that the Company's application will be successful.

        The Company also has registered the trademarks MAGIC 25 and AMERICA'S FASTEST GROWING COMPANIES. The Company uses these marks regularly in its publications and previously had licensed the latter in connection with certain other business activities.

        During 1997 and 1998, the Company also undertook the development of intellectual property rights with respect to several new marks which the Company intends to use in connection with planned and/or potential business activities or, alternatively, to sell to third parties.

        In addition to trademarks and service marks, the Company also has registered several Internet domain names, which the Company intends to use for its business operations, or alternatively, to sell to third parties. The Company's intellectual property rights also include copyrights in its print and online publishing content.

        The Company will continue to seek to derive value from the development and exploitation of its intellectual property. There can be no assurance, however, that the Company's intellectual property rights will be successfully exploited or that such rights will not be challenged or invalidated in the future.



ITEM 2. PROPERTIES

     During 1998, the Company leased 28,000 square feet of office space for its corporate office at 1633 Broadway in New York, New York. The lease runs through March 30, 1999 and provides for an aggregate annual rent of $544,000 plus escalation costs. The Company entered into a new lease for 35,000 square feet of office space and relocated its corporate office at the end of March 1999 to 125 Broad Street, New York, New York. The new lease runs through March 31, 2004 and provides for an aggregate annual rental of $997,500 plus escalation costs.

        The Company also leases 10,000 square feet at its previous location, also in New York City, which was sublet as of February 1996 to a third party. The lease for its former office space expires March 1, 2005, and provides for an aggregate annual rent over the term of the sublease ranging from $160,000 to $210,000, plus escalation costs. The sublease also expires on March 1, 2005, and provides for aggregate annual rental receipts ranging from $160,000 to $205,000 over the term of the sublease, plus escalation costs. Although the Company does not currently anticipate that it will incur any material liability with respect to the lease for its former office space, there exists the possibility of such liability.


ITEM 3. LEGAL PROCEEDINGS

        In July 1997 certain former limited partners of WisdomTree Associates, L.P. ("WTA"), a domestic private investment fund of which the WTCM is the general partner, initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v. WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs moved to vacate the default judgment. Defendants opposed the motion, and the court has not yet ruled on the motion. Plaintiffs allege that defendants did not timely process plaintiffs' request for redemption of their interest in WTA, which delay allegedly caused plaintiffs to suffer approximately $470,000 in damages. The Company is currently evaluating this matter, and intends to continue conducting a vigorous defense. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

        In addition to the foregoing matter, the Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.


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

        The table below sets forth for the periods indicated the high and low sales prices on the Nasdaq National Market for the Company's Common Stock.

        1998:                                         Low ($)       High ($)
        -----                                         -------       --------
        First Quarter                                 5 1/2         7 5/8
        Second Quarter                                2 7/8         6 7/8
        Third Quarter                                   3/4         5
        Fourth Quarter                                  7/8         4 1/4

        1997:
        First Quarter                                 6             9 1/2
        Second Quarter                                5 3/8         8 5/8
        Third Quarter                                 6 3/4         8 1/4
        Fourth Quarter                                5 7/8         7 7/8


        These amounts represent quotations between dealers in securities, do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. On March 19, 1999, the last sale price for the Company's Common Stock, as reported by Nasdaq, was $4.625.

Holders

        On March 5, 1999, there were 50 holders of record of the Company's Common Stock. The Company believes that there are approximately 1,300 beneficial owners of the Company's Common Stock.

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






Sales of Unregistered Securities

------------ ----------------- -------------- ----------------------- ---------------------------------------

                                               Consideration          Exemption     If option, warrant or
     Date of      Title of       Number Sold   received and           from          convertible security,
     sale         security                     description of         registration  terms of exercise or
                                               underwriting or other  claimed       conversion
                                               discounts to market
                                               price afforded to
                                               purchasers
------------ ----------------- -------------- ----------------------- ----------- ----------------------------


------------ ----------------- -------------- ----------------------- ----------- ----------------------------
 11/19/98     Options to          1,479,801    Exchange of              Section    Vesting over a period of
              purchase common                  previously granted       3(a)(9)    up to five years from date
              stock granted                    options for                         of grant, subject to
              to employees                     cancellation; in                    certain conditions of
                                               addition, exercise                  continued service;
                                               price would be                      exercisable for a period
                                               received upon                       lasting up to ten years
                                               exercise                            from date of grant at an
                                                                                   exercise price of $1.25
                                                                                   per share

------------ ----------------- -------------- ----------------------- ----------- ----------------------------
 11/30/98     Series A               10,000      $2,000,000             Section    Convertible into Common
              Preferred Stock                                            4(2)      Stock at a conversion
                                                                                   price of $2.12 per share

------------ ----------------- -------------- ----------------------- ----------- ----------------------------
 12/16/98     Warrants to           300,000    Financial advisory       Section    Vesting one year from the
              purchase common                  services; in              4(2)      date of grant as to
              stock granted                    addition, exercise                  150,000 shares, and
              to consultant                    price would be                      thirteen months from the
                                               received upon                       date of grant as to the
                                               exercise                            other 150,000 shares,
                                                                                   provided that the financial
                                                                                   advisory services agreement
                                                                                   has not been terminated by
                                                                                   the Company; exercisable for
                                                                                   a period of four years from
                                                                                   date of grant at an exercise
                                                                                   priceof $2.15625 per share


------------ ----------------- -------------- ----------------------- ----------- ------------------------------
 12/23/98     Options to            140,000    Exchange of              Section    Vesting over a period of
              purchase common                  previously granted       3(a)(9)    up to three years from
              stock granted                    options for                         date of grant; exercisable
              to non-employee                  cancellation; in                    for a period lasting up to
              directors                        addition, exercise                  ten years from date of
                                               price would be                      grant at an exercise price
                                               received upon                       of $2.00 per share
                                               exercise

------------ ----------------- -------------- ----------------------- ----------- ----------------------------
 10/98        Options  to           251,500    Exercise price would    Section     Vesting over a period of
 -12/98       purchase common                  be received upon          4(2)      up to four years from date
              stock granted                    exercise                            of grant, subject to
              to employees                                                         certain conditions of
                                                                                   continued service;
                                                                                   exercisable for a period
                                                                                   lasting up to ten years from
                                                                                   date of grant at exercise
                                                                                   prices of $1.125 to $2.625
                                                                                   per share

------------ ----------------- -------------- ----------------------- ----------  -------------------------------              -





ITEM 6.        SELECTED FINANCIAL DATA

          The selected consolidated financial data set forth below is derived from the Company's audited consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.



                                                                   At, and for the years ended, December 31,

                                                       1998            1997           1996           1995            1994
                                                       ----            ----           ----           ----            ----
Revenue from continuing operations (a)               $15,348,179     $14,899,741    $12,537,042     $7,485,490      $6,425,555
Operating expenses                                    23,382,892      20,206,774     16,073,791     10,699,299       8,128,312
                                                   -------------- --------------- -------------- -------------- ---------------
Operating loss from continuing operations            (8,034,713)     (5,307,033)    (3,536,749)    (3,213,809)     (1,702,757)
Interest and other income                               224,213          69,296        177,238      1,059,525          51,276

                                                   -------------- --------------- -------------- -------------- ---------------
Net loss from continuing operations                  (7,810,500)      (5,237,737)    (3,359,511)   (2,154,284)     (1,651,481)
(Loss) income from discontinued operations             (781,370)         277,402        170,059     5,047,092         300,476
                                                   ============== =============== ============== ============== ===============
Net (loss) income                                   ($8,591,870)    ($4,960,335)   ($3,189,452)     $2,892,808    ($1,351,005)
                                                   ============== =============== ============== ============== ===============

Basic and dilutive (loss) income per common share:
      Continuing operations                              ($0.99)         ($0.81)        ($0.54)        ($0.45)         ($0.39)
      Discontinued operations                             (0.10)           0.04           0.03           1.05            0.07
                                                   ============== =============== ============== ============== ===============
                                                         ($1.09)         ($0.77)        ($0.51)         $0.60          ($0.32)
                                                   ============== =============== ============== ============== ===============

Average number of common shares used in
  computing basic and dilutive (loss)
  income per common share                              7,876,509       6,466,168       6,198,260      4,805,427       4,277,722

Cash and cash equivalents                             $4,752,587      $3,533,622      $1,544,451     $6,276,987      $1,677,497
Investment in discontinued operations                    282,383       4,037,432       4,947,500      6,502,729         536,880
Total assets                                          10,787,243      12,156,967      11,303,735     16,366,441       4,654,931
Working capital                                        5,931,219       7,798,415       6,715,311     11,967,921       2,302,243
Stockholders' equity                                  $5,691,072      $6,255,099      $5,237,107    $10,468,730      $1,674,653
Current ratio                                                3.1             3.4             3.5            5.7             2.8
Debt/equity ratio                                             0%              0%             0%             0%              0%


(a) On April 30, 1998, the Company's Board of Directors decided to discontinue the Company's investment management services business. As a result, the operating results relating to investment management services have been segregated from continuing operations. Prior years' amounts have been restated to conform to the current year presentation.







ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Important Notice Concerning "Forward-looking Statements" in this Report

         Please read the notice set forth before Item 1 of Part I of this Report.

Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997

         Loss from Continuing Operations

         The Company's loss from continuing operations for the year ended December 31, 1998 increased 49%, to $7,810,500, as compared to $5,237,737 in 1997. The increase is due primarily to three factors: the growing investment in the development of the Company's Online Services; the decrease in advertising pages and revenues for Individual Investor magazine; and high levels of severance and hiring expenses incurred relating to changes in senior management and key advertising sales personnel.

         Print Publications operations provided a negative operating contribution (before deducting general and administrative ("G&A,") and depreciation and amortization expenses) of $692,731 for the year ended December 31, 1998, as compared to a positive operating contribution of $78,728 in 1997. Individual Investor magazine provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of $421,385 for the year ended December 31, 1998, as compared to a positive operating contribution of $423,999 in 1997. This change is primarily due to a 10% decrease in advertising revenues. Ticker magazine provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of $311,577 for the year ended December 31, 1998, as compared to a negative operating contribution of $783,342 in 1997. This improvement for Ticker results primarily from a 76% increase in revenues offset in part by a 24% increase in operating expenses.

         Online Services operations provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of $2,056,633 for the year ended December 31, 1998, as compared to a negative operating contribution of $820,070 in 1997. This increase is due to higher levels of expenses incurred for the development, redesign, and marketing of the Company's primary website, Individual Investor Online (www.iionline.com), offset in part by higher revenues.

         The Company believes that losses from continuing operations will decline significantly in 1999, primarily as a result of its current estimation that Print Publications operations will produce a positive operating contribution to overhead in 1999, as compared to a negative operating contribution in 1998, and its current estimation that Online Services operations' negative operating contribution to overhead will decline in 1999 as compared to 1998. There can be no assurance, however, that the Company's current estimations will prove to be accurate.

         Operating Revenues

         Total revenues from continuing operations for the year ended December 31, 1998 increased 3%, to $15,348,179, as compared to $14,899,741 in 1997.
Revenues for the Print Publications operations decreased 3%, to $14,212,147, as compared to $14,689,721 in 1997. Revenues for the Online Services operations increased 441%, to $1,136,032, as compared to $210,020 in 1997.

         Print Publications advertising revenues for the year ended December 31, 1998 increased 1%, to $9,488,241, as compared to $9,373,553 in 1997. Ticker advertising revenues for the year ended December 31, 1998 increased 74%, to $2,125,464, as compared to $1,221,954 in 1997. This increase relates primarily to twelve issues published in 1998 compared to ten in 1997, a 24% increase in advertising pages per issue, as well as 20% circulation and rate increases effected in February 1998. The Company believes that Ticker's advertising revenues will increase in 1999, given an expected higher number of advertising pages sold per issue, an 11% circulation and rate increase effected in February 1999, and the Company's anticipation of publishing a 13th issue. Individual Investor advertising revenues for the year ended December 31, 1998 decreased
10%, to $7,362,777, as compared to $8,151,599 in 1997. As a result of the increase in paid circulation of Individual Investor, effective November 1997, the Company was able to increase its advertising net rate per page by 11% during 1998. However, advertising pages for Individual Investor decreased by 168 total pages for the year ended December 31, 1998. The decrease in Individual Investor's total ad pages occurred during a year of transition for the Company's sales department. In addition to the appointment of a new Group Publisher in April 1998, in May 1998 the Company replaced its West Coast outside sales representative with two in-house sales representatives located in Los Angeles and San Francisco. The Company believes that advertising revenues for Individual Investor will increase in 1999, given an expected higher number of advertising pages sold, a higher net revenue per page and the Company's anticipation of publishing a 13th issue.

         Print Publications circulation revenues for the year ended December 31, 1998 decreased 12%, to $3,483,706, as compared to $3,953,285 in 1997. Individual Investor subscription revenues for the year ended December 31, 1998 decreased 3%, to $2,328,650, as compared to $2,406,436 in 1997. This resulted primarily from the Company's use of subscription-generation sources that provide for continuing numbers of new subscribers with low marketing expenses but little or no subscription revenue. The Company believes that the reduction in subscription revenue has stabilized and expects subscription revenues to increase in 1999. Special Situations Report subscription revenues for the year ended December 31, 1998 decreased 50%, to $398,907, as compared to $796,528 in 1997. The decline results from a decrease in paid subscribers to approximately 3,700 as of March 1999, as compared to approximately 5,000 as of March 1998. SSR's subscription levels, which have declined primarily as a result of changes in the timing of new and renewal promotions, are expected to increase modestly during 1999. The Company distributes Ticker free of charge by controlled distribution to financial service professionals.

         Print Publications list rental and other revenues for the year ended December 31, 1998 decreased 9%, to $1,240,200, as compared to $1,362,883 in 1997. List rental revenues for the year ended December 31, 1998 decreased 23%, to $796,436, as compared to $1,039,833 in 1997. The decrease is primarily attributable to reduced demand and the decrease in the number of subscribers to Special Situations Report. Other revenues for the year ended December 31, 1998 increased by 37%, to $443,764, as compared to $323,050 in 1997. The increase in other revenues is due primarily to an increase in the sale of reprints from Individual Investor and Ticker magazines and increased revenues generated from an affinity credit card agreement.

         Online Services advertising revenues for the year ended December 31, 1998 increased by 443%, to $1,112,802, as compared to $205,020 in 1997. This increase relates primarily to Individual Investor Online (www.iionline.com) being operational and generating revenues for the full year of 1998 as compared to four months during 1997. In addition, advertising revenue per month has increased as a result of a growth in page views and advertising impressions in 1998 over 1997. The Company believes that Online Services advertising revenues will increase in 1999, primarily as a result of the Company's estimation that monthly page views will be higher in 1999 than in 1998. The Company does not currently impose a charge for use of this online service.

         Operating Expenses

         Total operating expenses from continuing operations for the year ended December 31, 1998 increased 16%, to $23,382,892, as compared to $20,206,774 in
1997. The increase is primarily due to two factors: substantially higher expenses associated with the continued development of the Company's online services; and increased general and administrative severance and hiring expenses related to changes in senior management and key advertising sales personnel.

         Editorial,  production  and  distribution  expenses  for the year ended
December 31, 1998 increased 20%, to $11,429,496, as compared to $9,505,718 in 1997. Print Publications editorial, production and distribution expenses increased by 7%, to $9,251,454, as compared to $8,642,206 in 1997. This increase is primarily due to Ticker publishing twelve issues in 1998 as compared to ten in 1997, as well as additional copies printed for a larger average subscriber base for the year in both Individual Investor and Ticker. This increase was offset in part by reduced manufacturing expenses from a renegotiated agreement with the Company's printer. Additionally, Print Publications editorial costs for the year ended December 31, 1998 increased due to higher staffing levels to aid in the growth of the Company's print publications. Online Services production and editorial expenses increased 152%, to $2,178,042, as compared to $863,512 in 1997. The increase is primarily related to Individual Investor Online having operating expenses for the full year of 1998, as well as continuing development, redesign, and maintenance of the service.

         Promotion and selling expenses for the year ended December 31, 1998 increased by 9%, to $6,668,047, as compared to $6,135,365 in 1997. Print Publications promotion and selling expenses for the year ended December 31, 1998 decreased by 5%, to $5,653,424, as compared to $5,968,787 in 1997. The decrease is primarily the result of the costs expended to maintain a stable circulation in 1998 being less than the costs expended to increase the subscriber base in 1997. This decrease was partially offset by increased salaries and benefits as a result of hiring additional in-house sales personnel. Online Services promotion and selling expenses for the year ended December 31, 1998 increased 509%, to $1,014,623, as compared to $166,578 in 1997. This increase is primarily due to higher commissions related to increased advertising sales and other advertising promotion expenses.

         General and administrative expenses for the year ended December 31, 1998 increased by 18%, to $4,964,069, as compared to $4,222,386 in 1997.
Substantially all of the increase resulted from incremental expenses (severance and executive search fees) relating to changes in senior management and key advertising sales personnel.

         Depreciation and amortization expense for the year ended December 31, 1998 decreased by 6%, to $321,280, as compared to $343,305 in 1997.

         Interest and Other Income

         Interest and other income for the year ended December 31, 1998 increased by 224%, to $224,213, as compared to $69,296 in 1997. This is primarily due to varying levels of cash invested by the Company, as well as realized gains on sales of investments in 1998 of $67,452. The investments were obtained as part of a distribution received from WisdomTree Associates, L.P. in July 1998.

         Discontinued Operations

         On April 30, 1998 the Company's Board of Directors decided to discontinue the Company's investment management services business. As a result of the Board's decision, WisdomTree Capital Management, Inc. ("WTCM") is dissolving the domestic and offshore investment funds, liquidating fund investments and distributing the net assets to all investors as promptly as possible. Accordingly, the operating results related to investment management services have been segregated from continuing operations and reported as a separate line item on the statement of operations.

         Net loss from discontinued operations for the year ended December 31, 1998 was $781,370, as compared to net income of $277,402 for 1997. Loss on disposal of discontinued operations was $591,741 for the year ended December 31, 1998. Under generally accepted accounting principles, loss on disposal of discontinued operations includes actual losses from the date the Board resolved to discontinue the investment management services business, plus a provision for additional losses based on management's best estimate of the amount to be realized on dissolution of the fund.

         As of December 31, 1998, the fair market value of the Company's investment in the discontinued operations was $282,383.

         Net Loss

         The Company's net loss for the year ended December 31, 1998 increased 73%, to $8,591,870, as compared to a net loss of $4,960,335 in 1997. No income taxes were provided in 1998 or 1997 due to the net loss. The basic and dilutive net loss per weighted average common share for the year ended December 31, 1998 was $1.09, as compared to $0.77 in 1997.

         The Company believes that the net loss will decline significantly in 1999, primarily as a result of: its current estimation that Print Publications operations will produce a positive operating contribution to overhead in 1999, as compared to a negative operating contribution in 1998, and its current estimation that Online Services operations' negative operating contribution to overhead will decline in 1999 as compared to 1998. There can be no assurance, however, that the Company's current estimations will prove to be accurate.

Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996

         Loss from Continuing Operations

         The Company's loss from continuing operations for the year ended December 31, 1997 increased 56%, to $5,237,737, as compared to $3,359,511 in 1996. The increase in operating loss relates primarily to additional expenses in excess of revenue gains that were incurred on Ticker and the launch and development of the online service www.iionline.com.

         Print Publications operations provided a positive operating contribution (before deducting G&A and depreciation and amortization expenses) of $78,728 for the year ended December 31, 1997, as compared to a positive operating contribution of $904,397 in 1996. Individual Investor magazine provided a positive operating contribution (before deducting G&A and depreciation and amortization expenses) of $423,999 for the year ended December 31, 1997, as compared to a positive operating contribution of $178,680 in 1996, primarily due to increased advertising revenues offset in part by increased editorial, production and distribution costs. Ticker magazine incurred a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of $783,342 for the year ended December 31, 1997, as compared to a negative operating contribution of $151,046 in 1996. Special
Situations Report provided a positive operating contribution (before deducting G&A and depreciation and amortization expenses) of $438,071 for the year ended December 31, 1997, as compared to a positive operating contribution of $876,763 in 1996, due to reduced subscription revenues.

         Online Services operations incurred a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of $820,070 for the year ended December 31, 1997, as compared to a negative operating contribution of $356,839 in 1996. The increase primarily relates to increased costs to establish the Company's primary website, Individual Investor Online (www.iionline.com), which was launched in mid-1997.

         Operating Revenues

         Total revenues from continuing operations for the year ended December 31, 1997 increased 19%, to $14,899,741, as compared to $12,537,042 in 1996.
Print Publications revenues increased 17%, to $14,689,721, as compared to $12,537,042 in 1996. Online Services revenues increased to $210,020, as compared to $0 in 1996.

         Print Publications advertising revenues for the year ended December 31, 1997 increased by 71%, to $9,373,553, as compared to $5,488,157 in 1996. Ticker advertising revenues for the year ended December 31, 1997 increased by 259%, to $1,221,954, as compared to $340,373 in 1996. This increase was primarily due to ten issues published in 1997 compared to two in 1996. Individual Investor advertising revenues for the year ended December 31, 1997 increased by 58%, to $8,151,599, as compared to $5,147,784 in 1996. This increase was primarily due to increased advertising rates per page. As a result of the increase in paid circulation of Individual Investor, effective November 1997 and November 1996 the Company increased its advertising rates by approximately 18% and 40%, respectively. The increase in advertising rates was partially offset by a decline in advertising pages of approximately 2% in 1997. Although financial advertising pages declined 7%, partially as a result of the above rate increase, the category of higher margin consumer advertising pages increased by 32% in 1997.

         Print Publications circulation revenues for the year ended December 31, 1997 decreased by 30%, to $3,953,285, as compared to $5,611,099 in 1996.
Individual Investor subscription revenues for the year ended December 31, 1997 decreased by 32%, to $2,406,436, as compared to $3,558,492 in 1996, while newsstand revenues for the magazine increased by 5%, to $750,321, as compared to $712,105 in 1996. Individual Investor had total circulation of approximately 500,000 in March 1998, comprised of paid subscribers and newsstand distribution, as compared to total circulation of approximately 425,000 in March 1997. The decrease in subscription revenues was a direct result of the reduction of direct mail and television campaigns in favor of other sources for subscribers (such as the use of subscription agencies and airline frequent flyer promotions) that provide for continuing numbers of new subscribers with lower marketing expenses but little or no subscription revenue. Special Situations Report subscription revenues for the year ended December 31, 1997 decreased by 41%, to $796,528, as compared to $1,340,502 in 1996. The decline in Special Situations Report subscription revenues results from a decrease in paid subscribers to 5,000 as of March 1998, as compared to 11,100 in March 1997, attributable to a reduction of television campaign promotions.

         Print Publications list rental and other revenues for the year ended December 31, 1997 decreased by 5%, to $1,362,883, as compared to $1,437,786 in 1996. List rental revenues for the year ended December 31, 1997 decreased by 16%, to $1,039,833, as compared to $1,235,980 in 1996. The decrease in list rental revenue was attributable to reduced demand. Other revenues for the year ended December 31, 1997 increased by 60%, to $323,050, as compared to $201,806 in 1996. This was primarily due to an increase in the sale of reprints from Individual Investor and Ticker magazines and revenues from an affinity credit card agreement.

         Online Services began to generate advertising revenues in September 1997 from www.iionline.com, which revenues totaled $205,020 for the year.

         Operating Expenses

         Total operating expenses from continuing operations for the year ended December 31, 1997 increased 26%, to $20,206,774, as compared to $16,073,791 in
1996. The increase was primarily due to three factors: increased expenses associated with additional copies of Individual Investor magazine, due to higher magazine subscription and newsstand sales; additional issues of Ticker being printed and mailed; and increased costs incurred in establishing Individual Investor Online.

         Editorial, production and distribution expenses for the year ended December 31, 1997 increased 42%, to $9,505,718, as compared to $6,683,047 in 1996. Print Publications editorial, production and distribution expenses increased 37%, to $8,642,206, for the year ended December 31, 1997, as compared to $6,326,208 in 1996. Individual Investor editorial, production and distribution expenses increased 23%, to $7,018,455, as compared to $5,714,292 in 1996. The increase was primarily due to approximately 1.7 million additional copies printed in 1997, which reflects the increase in its subscription and newsstand sales, and the distribution costs associated with approximately 1.4 million more copies mailed and a slight increase in postage costs. Additionally, Individual Investor editorial costs increased due to higher personnel costs and other expenses, including manuscript preparation, art and design costs. Ticker editorial, production and distribution expenses increased by 311%, to $1,445,886, for the year ended December 31, 1997, as compared to $351,775 in 1996. The increase was primarily because Ticker mailed only two issues in 1996, compared to ten issues for the year ended December 31, 1997. Additionally, costs increased due to the full year of staff and related expenses in 1997. Online Services production and editorial expenses increased 142%, to $863,512, for the year ended December 31, 1997, as compared to $356,839 in 1996, primarily for establishing the Company's website, Individual Investor Online.

         Promotion and selling expenses for the year ended December 31, 1997 increased by 16%, to $6,135,365, as compared to $5,306,437 in 1996. Print Publications promotion and selling expenses increased 12%, to $5,968,787, as compared to $5,306,437 in 1996. The increase was primarily due to advertising salaries and commissions, which increased 57% as a result of higher advertising revenues and additional sales personnel that were added. Additionally, subscription promotion costs decreased as a result of a decrease in direct mail and television campaigns in 1997. Online Services promotion and selling expenses were $166,578 for the year ended December 31, 1997, compared to $0 for the prior year.

         General and administrative expenses for the year ended December 31, 1997 increased by 9%, to $4,222,386, as compared to $3,885,348 in 1996. General and administrative salaries, payroll taxes, employee benefits, and other related staffing costs increased 30%, to $1,900,434, for the year ended December 31, 1997, as compared to $1,466,474 in 1996. These added costs related to increases in compensation and personnel to support the Company's growth, as well as enhanced employee benefits. Also, as a result of hiring additional personnel, office postage, supplies and related expenses increased. Bad debt expense for the year ended December 31, 1997 decreased by 42%, to $120,606, as compared to $208,088 in 1996, relating to improved collection procedures.

         Depreciation and amortization expense for the year ended December 31, 1997 increased by 73%, to $343,305, as compared to $198,959 in 1996. The increase was primarily attributable to depreciation of office furniture and computer equipment purchased to accommodate the increase in personnel during the year.

         Interest and Other Income

         Interest and other income for the year ended December 31, 1997 decreased by 61%, to $69,296, as compared to $177,238 in 1996. The decrease was primarily due to the reduced levels of cash and cash equivalents available for investment by the Company during 1997.

         Discontinued Operations

         Net income from discontinued operations, as previously defined, for the year ended December 31, 1997 was $277,402, as compared to net income of $170,059 for 1996. As of December 31, 1997, the fair market value of the Company's investment in the discontinued operations was $4,037,432.

         Net Loss

         The Company's net loss for the year ended December 31, 1997 increased by 56%, to $4,960,335, as compared to $3,189,452 in 1996. No income taxes were provided in 1997 or 1996 due to the net loss. The basic and dilutive net loss per weighted average common share for the year ended December 31, 1997 was $0.77, as compared to $0.51 in 1996.

         Liquidity and Capital Resources

         During 1998, the Company received $5,398,153 from the issuance of common stock, including $5,000,000 from an affiliate of the Company's Chairman, with the remainder from exercises of stock options. In addition, in 1998 the Company received $2,000,000 from the issuance of convertible preferred stock to institutional investors unrelated to the Company, and $2,818,231 of cash and securities from the liquidation of the domestic fund. These inflows funded the Company's net cash used in operating activities of $8,101,534 in 1998.

         As of December 31, 1998, the Company had working capital of $5,931,219, which included cash and cash equivalents totaling $4,752,587 and investments of $877,231. Subsequent to December 31, 1998, a portion of these investments were sold, resulting in proceeds of $337,417. As of March 5, 1999, the value of the remaining investments was $808,739, a total increase in value of $268,925 from year-end. The value of the Company's investments has varied significantly during 1998, and is subject to material change. In addition, in the first quarter through March 5, 1999 the Company received approximately $1.5 million from the exercise of stock options.

         The Company's current levels of revenues are not sufficient to cover its expenses. Under its current business plan for the year 1999, the Company intends to control and reduce certain of its operating expenses (most significantly, its print production costs) while continuing to invest in its existing products. The Company anticipates losses to continue through 1999, although the Company anticipates that losses from continuing operations in 1999 will be significantly less than in 1998. Profitability may be achieved in future periods only if the Company can substantially increase its revenues while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, or that the increases in expenses can be controlled adequately to enable the Company to attain profitability.

         Management expects revenues to grow significantly in 1999 as the Company implements changes made by a new management team, including a new President and Chief Operating Officer hired in September 1998 and a new Publisher hired in April 1998. Advertising sales are expected to increase for Individual Investor and Ticker magazines due to the addition of new key sales personnel, anticipated publication of 13th issues and the effect of the increased awareness in the marketplace for both magazines due in part to selected public relations and advertising efforts. There can be no assurance, however, that advertising sales will increase because higher advertising rates may not be accepted by advertisers, advertising pages may continue to decline for Individual Investor, circulation may drop at either or both Individual Investor and Ticker, and the advertising mix may change. Although the Company has recently added key advertising sales personnel and has hired a new publisher, no assurance can be given that these changes will result in advertising revenue increases. The Company also believes that a stock market correction or "bear" market would affect its ability to sell advertising to the financial advertiser categories.

         The Company plans to continue investing in its online service Individual Investor Online because it believes that this line of business offers the greatest opportunity for generating substantial revenues and shareholder value over the longer term. The Company expects to realize higher revenues from operations of its online service Individual Investor Online, primarily due to the anticipated continuation of traffic growth to the site. There can be no assurance, however, that such traffic growth will be realized, or that, even if realized, such traffic growth will result in higher revenues or shareholder value.

         The Company will relocate to new office space at the end of March 1999 at a significantly higher rate per square foot, which will result in additional annual lease costs of approximately $450,000, and $1.3 million of capital expenditures and relocation costs. The Company has already incurred significant costs related to the relocation.

         Based on the Company's business plan, the Company believes that its working capital and its investments will be sufficient to fund its operations and capital requirements through 1999. Thereafter, the Company would need to raise additional capital in order to sustain operations unless the Company achieves profitability through the generation of revenues beyond those currently anticipated. The Company is currently exploring its ability to obtain additional financing. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. Failure to obtain additional financing on favorable terms, or at all, would have a substantial adverse effect on the Company's future ability to conduct operations.

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

         To attempt to ensure that the Company's computer systems (including computer hardware and computer software) are "Year 2000 Ready" (that is, are not disrupted by the Year 2000 Issue), the Company developed a plan to assess, and remediate where necessary, any Year 2000 Issue with respect to the Company's computer systems, and appointed certain employees to administer such plan. The plan contains four phases: first, identifying all computer hardware and software being used by the Company; second, determining whether such hardware and software is Year 2000 Ready; third, remediating any Year 2000 Issue with respect to any particular piece of hardware or software; and fourth, performing a final audit and test. The Company has made significant progress toward completing the first two phases, and currently expects to complete these phases before June 1999. The Company has made significant progress toward completing phase three with respect to software issues, and currently expects to complete phase three, with respect to both software and hardware, before June 1999. The Company intends to commence phase four upon the completion of the first three phases, and currently expects to complete phase four before October 1999.

         As of December 31, 1998, the Company has incurred direct costs of approximately $15,000 relating to the development and implementation of its Year 2000 Plan. The Company currently believes that total direct costs associated with making the Company's systems Year 2000 Ready should not exceed $30,000 and that such costs, together with any lost revenue associated with making the Company's systems Year 2000 Ready, should not have a material adverse effect on the Company's operating results or financial condition. The Company does not believe that the diversion of employee resources required to address the Year 2000 Issue will have a material effect on the Company's operating results or financial condition. The Company does not have in place a contingency plan of action in the event that it is not able to make its computer systems Year 2000 Ready, but will consider on an ongoing basis whether a contingency plan should be developed.

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

         The Company also faces risks and uncertainties to the extent that the third party suppliers of products, services and systems on which the Company relies or customers do not have business systems or products that are Year 2000 Ready. The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company's systems and products are vulnerable to those third parties' failure to remediate their own systems' Year 2000 Issues. The Company has received assurances from certain of its suppliers stating that such suppliers' systems are or will timely be Year 2000 Ready, but there is no guarantee that the systems or products of other companies on which the Company relies will be timely, if at all, made Year 2000 Ready, and such a failure by such other companies could have a material adverse effect on the Company's systems and products. No one customer has accounted for more than 10% of the Company's revenues in the past year, and the Company has not initiated contact with its customers concerning the status of their Year 2000 readiness. There is no guarantee that the systems of the Company's customers will be made Year 2000 Ready, and a failure by a number of the Company's customers to become Year 2000 Ready could have a material adverse effect on the Company's revenues and cash flows. The Company is in the process of identifying what actions may be needed to mitigate vulnerability to problems related to enterprises with which the Company interacts, but does not currently have in place a contingency plan of action in the event that the failure by one or more third parties to make their computer systems Year 2000 Ready causes adverse effects to be suffered by the Company. The Company will consider on an ongoing basis the extent to which a contingency plan should be developed.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Not applicable.




ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Individual Investor Group, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Individual Investor Group, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of WisdomTree Associates, L.P. (the "Partnership") for each of the two years ended December 31, 1997. The Company's investment in the Partnership is accounted for by the use of the equity method and is included in discontinued operations. The Company's equity of $4,037,432 in the Partnership's net assets at December 31, 1997 and its share of net operating losses of $10,067 and $355,229 for the years ended December 31, 1997 and 1996, respectively, are included in the accompanying financial statements. Those statements of the Partnership were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership for each of the two years ended December 31, 1997, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Individual Investor Group, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

New York, NY
March 12, 1999







                                   Report of Independent Auditors

The Partners of WisdomTree Associates, L.P.

We have audited the statement of financial condition, including the condensed schedule of investments, of WisdomTree Associates, L.P. (a Limited Partnership) (the "Partnership"), as of December 31, 1997 and the related statements of operations, changes in partners' capital and cash flows for each of the two years in the period then ended (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Ernst & Young LLP


New York, New York
February 27, 1998






                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                      -------------------------

                ASSETS                                  1998           1997
                                                      ---------     ----------

Current assets:
Cash and cash equivalents                             $4,752,587     $3,533,622
Investments                                              877,231        250,000
Accounts receivable (net of allowances
of $391,328  in 1998 and $533,693 in 1997)             2,356,126      2,993,299
Investment in discontinued operations (Note 2)           282,383      4,037,432
Prepaid expenses and other current assets                512,641        224,801
                                                     ------------   ------------
                 Total current assets                  8,780,968     11,039,154


Deferred subscription expense                            576,237        426,826
Property and equipment - net (Note 3)                    586,007        556,070
Security deposits                                        469,627        134,917
Other assets                                             374,404         -
                                                    ------------   ------------
                 Total assets                        $10,787,243    $12,156,967
                                                    ============   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                      $2,191,765     $2,093,987
Accrued expenses (Note 4)                                519,887        803,502
Deferred revenue                                         138,097        343,250
                                                     ------------   ------------
              Total current liabilities                2,849,749      3,240,739


Deferred subscription revenue                          2,246,422      2,661,129
                                                     ------------   ------------
                  Total liabilities                    5,096,171      5,901,868
                                                     ------------   -----------


Commitments and contingencies (Note 5)

Stockholders' Equity: (Note 8)
 Preferred stock, $.01 par value, authorized
 2,000,000 shares,  10,000 issued and
 outstanding in 1998                                        100         -
 Common stock, $0.01 par value; authorized
 18,000,000 shares; 8,490,851 issued and
 outstanding in 1998 and 7,146,071 in 1997               84,909         71,461
 Additional paid-in capital                          27,595,151     19,514,363
 Accumulated deficit                                (21,922,595)   (13,330,725)
 Accumulated other comprehensive loss (Note 8)          (66,493)        -
                                                    ------------   ------------
    Total stockholders' equity                        5,691,072      6,255,099
                                                    ------------   ------------


   Total liabilities and stockholders' equity       $10,787,243    $12,156,967
                                                     ============   ============

See Notes to Consolidated Financial Statements







                  INDIVIDUAL  INVESTOR  GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31,
                                                    --------------------------------------------------
                                                         1998             1997              1996
                                                   ---------------  ---------------   ---------------

Revenues:
      Print Publications                               $14,212,147      $14,689,721       $12,537,042
      Online Services                                    1,136,032          210,020          -
                                                    ---------------  ---------------   ---------------
      Total revenues                                    15,348,179       14,899,741        12,537,042
                                                    ---------------  ---------------   ---------------

Operating expenses:
      Editorial, production and distribution            11,429,496        9,505,718         6,683,047
      Promotion and selling                              6,668,047        6,135,365         5,306,437
      General and administrative                         4,964,069        4,222,386         3,885,348
      Depreciation and amortization                        321,280          343,305           198,959
                                                    ---------------  ---------------   ---------------

      Total operating expenses                          23,382,892       20,206,774        16,073,791
                                                    ---------------  ---------------   ---------------

Operating loss from continuing operations               (8,034,713)      (5,307,033)       (3,536,749)

Interest and other income                                  224,213           69,296           177,238

                                                    ---------------  ---------------   ---------------
Net loss from continuing operations                     (7,810,500)      (5,237,737)       (3,359,511)
                                                    ---------------  ---------------   ---------------

Discontinued operations (Note 2)
      (Loss) income from discontinued operations          (189,629)         277,402           170,059
      Loss on disposal of discontinued operations         (591,741)        -                 -
                                                    ---------------  ---------------   ---------------

(Loss) income from discontinued operations                (781,370)         277,402           170,059
                                                    ---------------  ---------------   ---------------

Net loss                                               ($8,591,870)     ($4,960,335)      ($3,189,452)
                                                    ===============  ===============   ===============

Basic and dilutive (loss) income per common share:
Continuing operations                                       ($0.99)          ($0.81)           ($0.54)
Discontinued operations                                      (0.10)            0.04              0.03
                                                    ---------------  ---------------   ---------------
Net loss per share                                          ($1.09)          ($0.77)           ($0.51)
                                                    ===============  ===============   ===============

Average number of common shares used in computing        7,876,509        6,466,168         6,198,260
      basic and dilutive (loss) income per common share

See Notes to Consolidated  Financial Statements







                                                              INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                (Note 8)

                                                                                                                        Accumulated
                                             Preferred Stock       Common Stock       Additional                            Other
                                            Shares      Par       Shares      Par        Paid-in       Accumulated     Comprehensive
                                            Issued     Value      Issued     Value       Capital         Deficit       Income (Loss)
                                            ------     -----      ------     -----       -------         -------       -------------

Balance, January 1, 1996 ...........         0             0     6,335,181 $63,353    $15,586,315      ($5,180,938)             0

Exercise of options - net ..........         0             0        88,760     887        388,174                0              0

Repurchase and retirement of
common stock ......................          0             0      (250,000) (2,500)    (2,450,846)               0              0

Retirement of treasury stock .......         0             0       (31,822)   (319)             0                0              0

Net loss ...........................         0             0             0       0              0       (3,189,452)             0

Net unrealized gain on investments ......    0             0             0       0              0                0        $22,433


Comprehensive loss ......................    0             0             0       0              0                0              0
                                         --------      --------    ---------- -------   ----------       -----------      ---------


Balance, December 31, 1996 ..............    0             0      6,142,119   61,421     13,523,643      (8,370,390)       22,433

Exercise of options - net ...............    0             0        153,983    1,540        749,220               0             0

Issuance of common stock ................    0             0        849,969    8,500      5,241,500               0             0

Net loss ................................    0             0              0        0              0      (4,960,335)            0

Net unrealized loss on investments ......    0             0              0        0              0               0       (22,433)

Comprehensive loss ......................    0             0              0        0              0               0             0
                                          ------        -------    ----------  -------     ---------      ----------      ---------
Balance, December 31, 1997 ..............    0             0      7,146,071   71,461     19,514,363     (13,330,725)            0

Exercise of options - net ...............    0             0         84,938      850        397,303               0             0

Stock option and warrant transactions ...    0             0              0        0        696,183               0             0

Issuance of preferred stock .............   10,000       100              0        0      1,999,900               0             0

Issuance of common stock ................    0             0      1,259,842   12,598      4,987,402               0             0

Net loss ................................    0             0              0        0              0      (8,591,870)            0

Net unrealized loss on investments ......    0             0              0        0              0               0       (66,493)

Comprehensive loss .                         0             0              0        0              0               0             0
                                          -------       -------   ----------    ------   -----------     -----------      ---------
Balance, December 31, 1998 ..............   10,000      $100      8,490,851  $84,909    $27,595,151    ($21,922,595)     ($66,493)

                                         ==========     ========  ========== ==========  ===========     ===========    ===========

                                                    Comprehensive      Treasury Stock
                                                        Loss           Shares   Amount      Total
                                                         ----          ------   ------      -----

Balance, January 1, 1996 ................                0              31,822     0      $10,468,730

Exercise of options - net ...............                0              0          0          389,061

Repurchase and retirement of common stock                0             250,000     0       (2,453,346)

Retirement of treasury stock ............                0            (281,822)    0             (319)

Net loss ................................              ($3,189,452)     0          0       (3,189,452)

Net unrealized gain on investments ......                   22,433(a)   0          0           22,433
                                                         ----------


Comprehensive loss ......................              ($3,167,019)     0          0                0
                                                        ============  -----      -----     -----------



Balance, December 31, 1996 ..............                 0             0          0        5,237,107

Exercise of options - net ...............                 0             0          0          750,760

Issuance of common stock ................                 0             0          0        5,250,000

Net loss ................................              ($4,960,335)     0          0       (4,960,335)

Net unrealized loss on investments ......                  (22,433)(a)  0          0          (22,433)
                                                         -----------


Comprehensive loss ......................               $4,982,768)     0          0                0
                                                        ============   ---       ----       ----------
Balance, December 31, 1997 ..............                                                   6,255,099

Exercise of options - net ...............                0              0          0          398,153

Stock option and warrant transactions ...                0              0          0          696,183

Issuance of preferred stock .............                0              0          0        2,000,000

Issuance of common stock ................                0              0          0        5,000,000

Net loss ................................              ($8,591,870)     0          0       (8,591,870)

Net unrealized loss on investments ......                  (66,493)(a)  0          0          (66,493)
                                                          ----------

                                                       ($8,658,363)     0          0                0
Comprehensive loss ......................               ============== ----      -----     ------------

Balance, December 31, 1998 ..........                                   0          0       $5,691,072
                                                                       ======    ======     ===========


(a) Disclosure of reclassification amount:
                                                         1996       1997        1998
                                                         ----       ----        ----
Unrealized holding gain (loss) arising during period   $ 22,433  $(11,902)       $ 959
Less: Reclassification adjustment for gain
              recognized in net loss                      -        (10,531)    (67,452)
                                                        -------- ----------   ---------
Net unrealized gain (loss) on investments              $ 22,433   $(22,433)  $ (66,493)
                                                       ========= =========== ==========



See Notes to Consolidated Financial Statements









                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,

                                                          -----------------------------------------

                                                             1998           1997          1996
                                                          ------------  -------------  ------------
Cash flows from operating activities:
Net loss                                                ($8,591,870)   ($4,960,335)  ($3,189,452)
Less:
     (Loss) income from discontinued operations            (781,370)       277,402       170,059
                                                         ------------  -------------  ------------
     Loss from continuing operations                     (7,810,500)    (5,237,737)   (3,359,511)
Reconciliation of net loss to net cash used in
operating activities:
     Depreciation and amortization                          321,280        343,305       198,959
     Stock option and warrant transactions                  159,909        -              -
     Loss on sale of equipment                                2,671        -              -
     Gain on sale of investments                            (67,452)       -              -
     Changes in operating assets and liabilities:
       Decrease (increase) in:
          Accounts receivable                               637,173       (412,027)   (1,091,637)
          Prepaid expenses and other current assets         (14,980)       155,178      (158,273)
          Security deposits                                (334,710)        37,200        -
          Other assets                                      (39,817)       (22,433)       22,433
          Deferred subscription expense                    (149,411)       530,588       339,192
      (Decrease) increase in:
          Accounts payable and accrued expenses            (185,837)       159,598       214,436
          Deferred revenue                                 (205,153)        93,250        -
          Deferred subscription revenue                    (414,707)      (667,608)      (45,519)
                                                         ------------  -------------  ------------
     Net cash used in operating activities               (8,101,534)    (5,020,686)   (3,879,920)
                                                         ------------  -------------  ------------

Cash flows from investing activities:
Purchase of property and equipment                         (353,713)      (178,372)     (513,619)
Proceeds from sale of equipment                               3,652        -              -
Proceeds from sale of investments                           223,556        -              -
Purchase of InsiderTrader.com                               (75,000)       -              -
Net cash provided by discontinued operations              2,123,851      1,187,469     1,725,288
                                                         ------------  -------------  ------------
     Net cash provided by investing activities            1,922,346      1,009,097     1,211,669
                                                         ------------  -------------  ------------

Cash flows from financing activities:
Proceeds from exercise of stock options                     398,153        750,760       389,061
Proceeds from issuance of preferred stock (note 8)        2,000,000        -              -
Proceeds from issuance of common stock (note 8 )          5,000,000      5,250,000        -
Common stock repurchased (note 8)                          -              -           (2,453,346)
                                                        ------------  -------------  ------------
Net cash provided by (used in) financing activities       7,398,153      6,000,760    (2,064,285)
                                                        ------------  -------------  ------------

Net increase (decrease) in cash and cash equiva1ents      1,218,965      1,989,171    (4,732,536)
Cash and cash equivalents, beginning of period            3,533,622      1,544,451     6,276,987
                                                         ------------  -------------  ------------

Cash and cash equivalents, end of period                 $4,752,587     $3,533,622    $1,544,451
                                                        ============  =============  ============


See Notes to Consolidated  Financial Statements






   INDIVIDUAL INVESTOR GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company") are primarily engaged in providing financial information services. The Company's operating subsidiaries are focused on providing research and analysis of investment information to individuals and investment professionals through two business segments: Print Publications and Online Services. The Company's Print Publications segment publishes and markets Individual Investor magazine, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company's Online Services segment includes Individual Investor Online (www.iionline.com) and InsiderTrader.com (www.insidertrader.com). The Company contracts with unaffiliated suppliers for paper, printing, binding, subscription fulfillment, and newsstand distribution and list management. See Note 9 for additional information regarding the Company's business segments and operations.

          In November 1998 the Company acquired certain assets and assumed certain liabilities of InsiderTrader.com, a subscriptions-based web site that distributes "insider" data filed with the Securities and Exchange Commission, and provides proprietary research based on the data, for a cash purchase price of $75,000, and an obligation to pay an additional $75,000 if certain conditions concerning increased paid subscriber levels are achieved. The excess of cost over the fair value of net assets acquired of $114,816 was allocated to goodwill (included in "Other assets" in the accompanying financial statements) and is being amortized on a straight-line method over a period of five years.

          Principles of Consolidation - The consolidated financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries:
Individual Investor Holdings, Inc., WisdomTree Capital Management, Inc., WisdomTree Administration, Inc., WisdomTree Capital Advisors, LLC, I.I. Interactive, Inc. and I.I. Strategic Consultants, Inc.

          Revenue Recognition - Print Publications advertising and circulation revenues are recognized, net of agency commissions and estimated returns and allowances, when publications are issued. Deferred subscription revenue, net of agency commissions, is recorded when subscription orders are received. List rental income is recognized, net of commission, when a list is provided. Online Services advertising revenues, derived from the sale of banner advertisements and sponsorships on the Company's websites, is recognized ratably in the period the advertising is displayed. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances.

          Deferred Subscription Expense - The Company defers direct response advertising costs incurred to elicit subscription sales from customers who could be shown to have responded specifically to the advertising and that resulted in probable future economic benefits. Such deferred costs, which consist primarily of direct mail campaign costs, are amortized over the estimated period of future benefit, ranging from 12 to 21 months.


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

          Financial Instruments - For financial instruments including cash and cash equivalents, accounts receivable and payable and accruals, the carrying amount approximated fair value because of their short maturity. As of December 31, 1998 cash equivalents consist of investments in a government fund that invests in securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, which have average maturities of 30 days.

          Investments - Investments are in equity securities and are considered available-for-sale securities and are carried at fair market value. The aggregate fair value of such investments was $877,231 and $250,000 at December 31, 1998 and 1997, respectively. Gross unrealized holding gains was $86,477 and $0 at December 31, 1998 and 1997, respectively. Gross unrealized holding losses was $152,970 and $0 at December 31, 1998 and 1997, respectively.

          Stock-Based Compensation - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company continues to apply the measurement and recognition provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for issuance of employee stock options. The Company's policy is to grant options with an exercise price not less than the fair market value of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized in the Company's statement of operations for fixed stock option grants awarded to employees. Transactions with non-employees in which goods or services are received by the Company for the issuance of stock options or other equity instruments are accounted for based on fair value, which is based on the value of the equity instruments or the consideration received, whichever is more reliably measured.

          Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities reported in the financial statements. Significant accounting estimates used include estimates for sales returns and allowances, loss on discontinued operations, and pro forma disclosures regarding the fair value of stock options granted in 1998, 1997 and 1996. Actual results could differ from those estimates.

          Earnings Per Share - Basic net (loss) income per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted (loss) income per share is computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares during the period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The loss per common share for 1998, 1997, and 1996 is computed based on the weighted average number of shares of Common Stock outstanding during the period. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of dilutive loss per common share, as the effect would have been antidilutive.

          New Accounting Pronouncement - In 1997, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivative transactions to be recorded at fair value on the balance sheet. Since the Company does not currently trade or participate in hedging transactions employing derivatives, management does not expect the adoption of this standard to have a material effect on the consolidated financial statements of the Company.

          Reclassifications - Certain prior year balances have been reclassified to conform to the current year presentation.

2.        DISCONTINUED OPERATIONS

          On April 30, 1998 the Company's Board of Directors decided to discontinue the Company's investment management services business. As a result, the operating results relating to investment management services have been segregated from continuing operations and reported as a separate line item on the consolidated statement of operations. The Company has restated its consolidated financial statements for prior years to conform to the current year presentation.

          The investment management services business was principally conducted by a wholly-owned subsidiary of the Company, WisdomTree Capital Management, Inc. ("WTCM"). WTCM serves as general partner of (and is an investor in) a domestic private investment fund. The Company is also a limited partner in the fund. As a result of the Board's decision to discontinue the investment management services business, WTCM is dissolving the domestic investment fund, liquidating its investments and distributing the net assets to all investors as promptly as possible.


          The Company, through WTCM and another wholly-owned subsidiary, also provided investment management services to an offshore private investment fund. On May 21, 1998 the sole voting shareholder of the offshore fund, in consultation with WTCM, resolved to wind up the fund and appointed a liquidator to distribute the assets of the fund to its investors in accordance with Cayman Islands law. Substantially all of the fund assets were distributed in cash to its investors by December 31, 1998. The Company has no investment in the offshore fund.


          Revenues and investment gains and losses associated with the investment management services prior to April 30, 1998 were ($139,314) in 1998, $550,409 in 1997, and $507,069 in 1996. The results for such operations prior to April 30, 1998 was a net loss of $189,629 in 1998, and net income of $277,402 in 1997 and $170,059 in 1996.

          On April 30, 1998 the Company recorded a provision of $446,450 to accrue for its share of any net operating losses of the domestic investment fund and related costs that are expected to occur until the fund liquidates its investments. From May 1, 1998 to December 31, 1998, additional net operating losses and related costs have been $145,291. Additional losses were incurred in the third quarter as a result of changes in the market value of the fund's investments. The Company believes that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by provisions established in 1998.

          At December 31, 1998, the domestic investment fund had net assets of approximately $2.6 million. The Company's net investment in discontinued operations of $282,383 and $4,037,432 at December 31, 1998 and 1997,
respectively, represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services. In January 1999, the domestic fund distributed cash totaling $1,189,510 of which $139,849 was received by the Company and used to reduce its net investment in discontinued operations.

3.      PROPERTY AND EQUIPMENT
                                                              December 31,
                                                           1998          1997
                                                      -----------    -----------
       Equipment                                        $965,539       $821,389
       Furniture and fixtures                            329,521        226,169
       Leasehold improvements                            244,022        164,119
                                                      -----------    -----------
                                                       1,539,082      1,211,677
       Less: accumulated depreciation
       and amortization                                 (953,075)      (655,607)
                                                      -----------    -----------
                                                        $586,007       $556,070
                                                     ============   ============

4.      ACCRUED EXPENSES

                                                              December 31,
                                                            1998         1997
                                                       -----------    ----------
       Accrued employee compensation                      $72,024      $211,683
       Deferred rent credits                               93,807       128,269
       Accrued newsstand promotion expenses               132,214       113,954
       Accrued professional fees                          127,786       106,060
           Other                                           94,056       243,536
                                                        -----------   ----------
                                                         $519,887      $803,502
                                                        ===========   ==========

5.      COMMITMENTS AND CONTINGENCIES

        Litigation - In July 1997 certain former limited partners of WisdomTree Associates, L.P. ("WTA"), a domestic private investment fund of which the WTCM is the general partner, initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v.
WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs moved to vacate the default judgment. Defendants opposed the motion, and the court has not yet ruled on the motion. Plaintiffs allege that defendants did not timely process plaintiffs' request for redemption of their interest in WTA, which delay allegedly caused plaintiffs to suffer approximately $470,000 in damages. The Company is currently evaluating this matter, and intends to continue conducting a vigorous defense. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.


        In addition to the foregoing matter, the Company from time to time is involved in ordinary and routine litigation incidental to its business; in the opinion of management, there are no such pending legal proceedings that would have a material adverse affect on the consolidated financial statements of the Company.

        Employment Agreements - The Company has employment agreements with two officers, the terms of which expire in September 1999 and December 1999, respectively, and an employment agreement with one employee, the terms of which expire in April 2000. These agreements provide for minimum salary levels, adjusted annually as determined by the Board of Directors. These agreements provide for an aggregate commitment for future salaries of approximately $735,000.

        Profit Sharing Plan - The Company has a profit sharing plan (the "Plan"), subject to Section 401(k) of the Internal Revenue Code. All employees who complete at least two months of service and have attained the age of 21 are eligible to participate. The Company can make discretionary contributions to the Plan, but none were made in 1998, 1997, or 1996.

     Lease Agreements - The Company leases office space in New York City under an operating lease that expires on March 30, 1999. On March 29, 1999, the Company relocated to new office space under an operating lease agreement that expires on March 31, 2004. The Company also subleases its former office space in New York City under an operating lease that expires March 1, 2005. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $585,764, $519,675 and $544,915, respectively. The lease and sublease provide for escalation of lease payments as well as real estate tax increases.

        Future minimum lease payments and related sublease rentals receivable with respect to non-cancelable operating leases are as follows:

                                    Future Minimum       Rents Receivable
          Year                      Rental Payments       Under Sublease
                                 ---------------------- --------------------
          1999                          $1,080,051             $165,000
          2000                           1,185,550              177,500
          2001                           1,190,050              190,000
          2002                           1,202,883              195,000
          2003                           1,209,050              200,000
          Thereafter                       501,558              226,667
                                  --------------------     --------------------

         Total                          $6,369,142           $1,154,167
                                  ====================     ====================


               The Company has an outstanding letter of credit totaling $332,500 related to the security deposit for the Company's new office space.

6.      INCOME TAXES

        The Company has available net operating loss carryforwards ("NOL's") totaling approximately $17,900,000. Based upon a change of ownership which transpired in December 1991 the utilization of $2,100,000 of pre-change NOL's are limited in accordance with Section 382 of the Internal Revenue Code, which affects the amount and timing of when the NOL's can be offset against taxable income. The tax effects of temporary differences from discontinuing and continuing operations that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998, 1997 and 1996 are presented below:



                                                    1998            1997           1996
                                                  ----            ----           ----

     Deferred tax assets:
        Net operating loss carryforwards           $8,078,000      $5,354,000   $ 4,470,000
        Tax in excess of book basis
           of investment in fund                      996,000
        Other                                         296,000         291,000       171,000
                                                   -----------    ------------   -----------
        Total                                       9,370,000       5,645,000     4,641,000
     Deferred tax liabilities:
        Book in excess of tax basis
           of investment in fund                       -             (563,000)  ( 1,598,000)
                                                  -------------   -------------  -------------
                                                    9,370,000       5,082,000     3,043,000
     Less: valuation allowance                      9,370,000       5,082,000     3,043,000
                                                   -------------   ------------   -------------
     Net deferred tax asset                        $   -           $     -       $     -
                                                   =============  ==============  =============




        The provision for income taxes from continuing operations for the years ended December 31, 1998, 1997 and 1996 is different than the amount computed using the applicable statutory Federal income tax rate with the difference summarized below:

                                                         1998            1997           1996
                                                       -------         -------        -------


     Hypothetical income tax benefit
        at the US Federal statutory rate              ($2,733,700)    ($1,833,200)   ($1,175,800)
     State and local income taxes benefit,
        less US Federal income tax benefit               (809,900)       (543,200)      (348,400)
     Net operating loss benefit not recognized          3,543,600       2,376,400      1,524,200
                                                     --------------  --------------- -------------
                                                       $   -           $     -        $   -

                                                     =============== ============== ===============



7.      STOCK OPTIONS

        The Company has four stock Option plans: the 1991 Stock Option Plan, the 1993 Stock Option Plan, the 1996 Performance Equity Plan and the 1996 Management Incentive Plan (collectively, the "Plans"). Under the Plans, the Company can issue a maximum of 2,200,000 stock options and other stock-based awards, most of which vest ratably over a three- to five-year period, commencing one year from the date of grant. The options are exercisable for a period of up to 10 years from the date of grant. Options granted pursuant to the 1991 Stock Option Plan must be at an exercise price which is not less than the fair market value at the date of grant; options granted pursuant to the other Plans may have, but to date have not had, exercise prices less than the fair market value at the date of grant.

        In addition to the Plans, the Company has options outstanding that were granted outside of the Plans. These options were granted at fair market value at the date of grant and expire at various dates through November 6, 2008.

        On November 19, 1998, the Company's Board of Directors approved an option exchange program which allowed employees to exchange their existing options (vested and unvested) with a per share exercise price greater than $1.25, on a one-for-one basis for new options with a per share exercise price of $1.25, which was above the fair market value of the Company's Common Stock on November 19, 1998, or, alternatively, in the Company's discretion, to amend the employee's existing options to reduce the exercise price to $1.25 per share. The existing options of employees who chose to participate in the program were cancelled or amended. The new options have the same vesting periods as the exchanged options, except that, except in limited circumstances, no new options are exercisable prior to May 19, 1999. A total of 1,479,801 options with a weighted average exercise price of $5.34 were exchanged for new options or amended as a result of this program. In accordance with generally accepted accounting principles, the Company did not record compensation expense as a result of the exchange.

        On December 23, 1998, the Company's Board of Directors approved an option exchange program which allowed non-employee directors to exchange their existing options (vested and unvested) with a per share exercise price greater than $2.00, on a one-for-one basis for new options with a per share exercise price of $2.00, which was equal to the fair market value of the Company's Common Stock on December 23, 1998. The existing options so exchanged were cancelled. The new options have the same vesting periods as the exchanged options, except that no new options are exercisable prior to June 23, 1999. A total of 140,000 options with a weighted average exercise price of $5.98 were exchanged for new options as a result of this program. In accordance with generally accepted accounting principles, the Company recorded $116,755 of expense during the year ended December 31, 1998 relating to options issued to its non-employee directors.

        Activity in the Plans noted above is summarized in the following table.


                                1998                           1997                    1996
                                ----                           -----                   ------


                                     Weighted                   Weighted                    Weighted
                                      Average                    Average                     Average
                                      Exercise                   Exercise                   Exercise
                           Options     Price         Options      Price         Options       Price
                        ------------ ----------- -------------- ----------- -------------- ------------

Options outstanding,
  January 1               1,473,051    $6.29        1,134,601     $6.06          634,700      $4.36
Granted                   1,646,301    $2.06          530,600     $6.54          642,100      $7.49
Exercised                   (33,438)   $4.72          (84,983)    $4.96          (44,260)     $4.28
Canceled                 (1,422,329)   $5.93         (107,167)    $6.24          (97,939)     $5.17
                        ------------             --------------             --------------
Balance, December 31      1,663,585    $2.44        1,473,051     $6.29        1,134,601      $6.06
                        ============             ==============             ==============

        Options exercisable under the Plans at December 31, 1998, 1997 and 1996 were 396,285, 391,686 and 316,808, respectively, at weighted average exercise prices of $4.99, $4.67, and $3.87, respectively. At December 31, 1998, 1997 and 1996, options available for grant under the Plans were 368,434, 592,406, and 1,015,839, respectively, while total shares of Common Stock reserved for future issuances under the Plans were 2,032,019, 2,065,457, and 2,150,440, respectively.

        Options granted outside of the Plans are as follows:

                                   1998                         1997                       1996
                                  -----                         -----                      ------

                                      Weighted                   Weighted                    Weighted
                                       Average                    Average                     Average
                                       Exercise                   Exercise                   Exercise
                           Options      Price         Options      Price         Options       Price
                        ------------- ----------- -------------- ----------- -------------- ------------

Options outstanding,
  January 1              1,560,496      $5.27        1,776,163     $5.30        1,730,663      $5.23
Granted                  1,422,500      $1.46           -            -            130,000      $5.63
Exercised                  (51,500)     $4.74          (69,000)    $4.71          (44,500)     $4.29
Canceled                  (969,583)     $5.12         (146,667)    $5.90          (40,000)     $4.44
                        -------------             --------------              -------------
Balance, December 31     1,961,913      $2.59        1,560,496     $5.27        1,776,163      $5.30
                        =============             ==============              ==============

        Options exercisable at December 31, 1998, 1997 and 1996 were 639,413, 1,143,414, and 835,080, respectively, at weighted average exercise prices of $4.94, $4.84, and $4.61, respectively. In addition, on December 16, 1998 the Company issued 300,000 warrants to purchase its Common Stock at an exercise price of $2.15625 per share, which was equal to the fair market value of the Company's Common Stock on December 16, 1998.

        The following table summarizes information about total stock options outstanding at December 31, 1998:

                                Options outstanding                         Options Exercisable
                  -----------------------------------------------       ----------------------------
                      Number      Weighted-Average                        Number
    Range of        Outstanding       Remaining      Weighted-Average   Exercisable   Weighted-Average
 Exercise Prices   at 12/31/98    Contractual Life    Exercise Price    at 12/31/98    Exercise Price
----------------    -----------    ---------------     -------------  ---------------  ---------------

     $0.24 - 1.25      2,074,464     7.75 years            $1.21             50,663        $0.34
     $1.38 - 5.88      1,389,351     4.15 years            $3.93            869,351        $4.92
     $6.06 - 8.00        161,683     4.46 years            $7.25            115,684        $7.27
                   ==============                                       ============
     $0.24 - 8.00      3,625,498                           $2.52          1,035,698        $4.96
                   ==============                                       ============

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.7%, 6.3% and 6.3%, respectively; volatility factors of the expected market price of the Company's Common Stock of 99%, 55% and 51%, respectively; weighted-average fair value of options granted $1.10, $3.56 and $3.89, respectively; and a weighted-average expected life of the options of 5 years.

               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          1998           1997           1996
                                                          ----           ----           ----
        Net loss from continuing operations:
           As reported                                  ($7,810,500)  ($5,237,737)  ($3,359,511)
           Pro forma                                    ($8,937,005)  ($6,423,278)  ($4,223,953)
        Loss from continuing operations per
        weighted average common share:
          As reported                                        ($0.99)       ($0.81)       ($0.54)
           Pro forma                                         ($1.13)       ($0.99)       ($0.68)


        The impact of the estimated fair value of the options has no effect on the reported loss or income from discontinued operations. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts because additional stock option awards in future years are anticipated.


8.      STOCKHOLDERS' EQUITY

        Issuance of Preferred Stock - On December 2, 1998, the Company issued a total of 10,000 shares of Series A Preferred Stock ("Series A Preferred Stock") to two parties unrelated to the Company pursuant to Stock Purchase Agreements, for an aggregate purchase price of $2 million. The Series A Preferred Stock has a par value of $.01 per share and a liquidation preference of $200 per share. The Series A Preferred Stock is convertible into the Company's Common Stock at a conversion price of $2.12 per share, subject to adjustment for stock splits, recapitalizations, and the like. Any unconverted shares will be subject to mandatory conversion into the Company's Common Stock on December 31, 2003. The Series A Preferred Stock will be entitled to receive a cumulative ten percent (10%) per annum cash dividend, payable annually on December 31 of each year, commencing December 31, 1999, or, if earlier, upon conversion of the shares of Series A Preferred Stock. The purchasers of the Series A Preferred Stock have "piggyback" registration rights until December 2000. These shares were sold pursuant to an exemption from registration under the Securities Act of 1933.

        Issuances of Common Stock - On June 26, 1998, the Company entered into a Stock Purchase Agreement with Wise Partners, L.P. ("WP") providing for the sale of 1,259,842 shares of Common Stock for an aggregate purchase price of $5,000,000, which was based on the closing "ask" price of the Common Stock on June 25, 1998. WP is a limited partnership of which the Chief Executive Officer of the Company, Jonathan L. Steinberg, is the General Partner. During 1998, the Company also received $398,153 from exercises of stock options.

        On May 1, 1997, the Company entered into Stock Purchase Agreements with two parties unrelated to the Company providing in the aggregate for the private sale of 328,678 shares of Common Stock for a total purchase price of $2,000,000. On June 30, 1997 and December 30, 1997, the Company entered into Stock Purchase Agreements with WP, providing for the sale of 31,496, and 489,795 shares of Common Stock, respectively, for an aggregate purchase price of $3,250,000. The Company granted registration rights in respect of the shares issued to WP.

        Each of the above sales of Common Stock of the Company were sold pursuant to an exemption from registration under the Securities Act of 1933.

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

        Comprehensive Loss - In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income (loss), defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). The adoption of this standard did not have a material effect on the consolidated financial statements of the Company.

9.      SEGMENT INFORMATION

        In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. Accordingly, prior years' information has been restated to be consistent with the current year presentation.


        The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. The Company's Print Publications operations publishes and markets Individual
Investor magazine, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company's Online Services operations include Individual Investor Online (www.iionline.com) and InsiderTrader.com (www.insidertrader.com). Substantially all of the Company's operations are within the United States.

        The table below presents summarized operating data for the Company's two business segments, consistent with the way such data is utilized by Company management in evaluating operating results. The accounting policies utilized in the table below are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. Operating contribution represents the difference between operating revenues less operating expenses (before general and administrative ("G&A") expense and depreciation and amortization). Identifiable assets by segment are those assets used in the Company's operations in each business segment. Corporate assets are considered to be cash and cash equivalents, investment in discontinued operations, investments, and certain other non-operating assets.

        The Online Services segment began generating revenue in September 1997 and, accordingly, the results for the Online Services segment below reflect four months of revenue in 1997 compared to a full year for 1998.

                                                       1998           1997           1996
                                                       ----           ----           ----

Revenues:
   Print Publications                              $14,212,147     $14,689,721     $12,537,042
   Online Services                                   1,136,032         210,020               -
                                                 -------------  --------------   -------------
                                                   $15,348,179     $14,899,741     $12,537,042
                                                 ============== =============== ===============
Operating contribution (before G&A
 and depreciation and amortization):
   Print Publications                                ($692,731)       $78,728        $904,397
   Online Services                                  (2,056,633)      (820,070)       (356,839)

                                                --------------- --------------- ---------------
                                                    (2,749,364)       (741,342)       547,558
G&A and depreciation and amortization
 expense                                            (5,285,349)     (4,565,691)    (4,084,307)
Interest and other income                              224,213          69,296        177,238
                                                ----------------    ------------ --------------
Net loss from continuing operations                ($7,810,500)    ($5,237,737)    ($3,359,511)
                                                =============== =============== ===============

Identifiable assets (1):
   Print Publications                               $3,189,296      $3,426,579
   Online Services                                     401,887         383,726
   Corporate assets                                  7,196,060       8,346,662
                                                ---------------  --------------
                                                   $10,787,243     $12,156,967
                                                =============== ===============

(1) Total expenditures for long-lived assets for the years ended December 31, 1998 and 1997 were as follows: Print Publications, $235,809 and $112,054, respectively; Online Services, $51,092 and $18,295, respectively; and Corporate, $49,522 and $48,023, respectively.





 ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                   None

                                            PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 22, 1999.

ITEM 11.       EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information captioned "Election of Directors - Executive Compensation" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 22, 1999.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated by reference to the information captioned "Voting Securities" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 22, 1999.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference to the information captioned "Election of Directors - Related Transactions" included in the Company's definitive proxy statement in connection with the meeting of the shareholders to be held on June 22, 1999.




ITEM 14.       EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

       The following financial statements of the Registrant are filed as part of this report:

       Independent Auditors' Reports;
       Consolidated Balance Sheets as of December 31, 1998 and 1997; Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997, and 1996;
       Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997, and 1996;
       Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996; and
       Notes to Consolidated Financial Statements




(a)(3)   Exhibits

 Exhibit      Description                                   Method of Filing
  No.
  3.1    Amended and Restated Certificate         Incorporated  by reference
         of Incorporation of Registrant, as       to Exhibit 3.4 to the Form
         amended through June 18, 1997            10-Q for the quarter ended
                                                  September 30, 1998 ("9/30/98
                                                  Form 10-Q")

  3.2      Bylaws of Registrant                   Incorporated by reference to
                                                  Exhibit 3.2 to the Form S-18

  4.1      Specimen Certificate for Common        Incorporated by reference to
           Stock of Registrant                    Exhibit 4.1 to the Form S-18

  4.2      Stock Purchase Agreement dated as      Incorporated  by reference
           of November  30, 1998 between          to Exhibit 10.1 to the  Form
           Registrant and Great  American         8-K filed  December 14, 1998
           Insurance Company                      ("12/14/98 Form 8-K")

  4.3      Stock  Purchase  Agreement dated       Incorporated by reference to
           as of November 30, 1998 between        Exhibit 10.2 to the 12/14/98
           Registrant and Great American          Form  8-K
           Life Insurance Company

 10.1+     Indemnification Agreement, dated      Incorporated by reference to
           August 19, 1991, between Registrant   Exhibit 10.2 to the Form S-18
           and Bruce L. Sokoloff

 10.2+     Indemnification Agreement, dated      Incorporated by reference to
           August 19, 1991, between Registrant   Exhibit 10.3 to the Form S-18
           and Jonathan L. Steinberg

 10.3+     Indemnification Agreement, dated      Filed herewith
           October 8, 1998, between Registrant
           and Henry G. Clark

 10.4+     Indemnification Agreement, dated      Filed herewith
           June 19, 1996, between Registrant
           and Peter M. Ziemba

 10.5+     Indemnification Agreement between     Incorporated by reference to
           Registrant and Brette Popper dated    Exhibit 10.5 to the 9/30/98
           September 14, 1998                    Form 10-Q

 10.6+     Indemnification Agreement between     Incorporated by reference to
           Registrant and Gregory Barton dated   Exhibit 10.6 to the 9/30/98
           September 14, 1998                    Form 10-Q

 10.7+     Agreement with Robert Schmidt dated   Incorporated by reference to
           May 25, 1998                          Exhibit 10.1 to the Form 10-Q
                                                 for the quarter ended June 30,
                                                 1998 ("6/30/98 Form 10-Q")

 10.8+     Agreement with Scot Rosenblum dated   Incorporated by reference to
           June 20, 1998                         Exhibit 10.2 to the 6/30/98
                                                 Form 10-Q

 10.9+     Agreement with Michael J. Kaplan      Incorporated by reference to
           dated April 1, 1998                   Exhibit 10.1 to the Form 10-Q
                                                 for the quarter ended March 31,
                                                 1998

 10.10     Stock  Purchase  Agreement, dated     Incorporated  by reference to
           May 1 1997, for 164,339 shares        Exhibit 10.1 to the Form
           of the Company's Common Stock         10-QSB for the quarter ended
                                                 June 30, 1997 ("6/30/97
                                                 Form 10-QSB")

 10.11     Stock  Purchase  Agreement, dated     Incorporated  by reference to
           May 1, 1997, for 164,339 shares of    Exhibit 10.2 to the 6/30/97
           the Company's Common Stock            Form 10-QSB

 10.12     Stock Purchase  Agreement, dated      Incorporated  by reference to
           June 30, 1997 between Registrant      Exhibit 10.3 to the 6/30/97
           and Wise Partners L.P.                Form 10-QSB

 10.13     Stock Purchase Agreement, dated       Incorporated by reference to
           December 31,1997 between Registrant   Exhibit 10.6 of the Schedule
           and Wise Partners L.P.                13D filed on behalf of
                                                 Jonathan L. Steinberg on
                                                 January 13, 1998

 10.14     Stock Purchase  Agreement,  dated     Incorporated by reference to
           June 26, 1998  between Registrant     Exhibit 10.3 to the 6/30/98
           and Wise Partners L.P.                Form 10-Q

 10.15+    Form of 1991 Stock Option Plan of     Incorporated by reference to
           Registrant                            Exhibit 10.13 to the Form
                                                 S-18

 10.16+    Form of 1993 Stock Option Plan of     Incorporated by reference to
           Registrant                            Exhibit 4.2 to the
                                                 Registrant's Registration
                                                 Statement on Form S-8
                                                 (File No. 33 72266)

 10.17+   Form of 1996  Performance  Equity      Incorporated  by reference to
          Plan of Registrant                     Exhibit 10.43 to the Form
                                                 10-KSB for the year ended
                                                 December 31, 1995 ("1995 Form
                                                 10-KSB")

 10.18+   Form of 1996 Management Incentive      Incorporated by reference to
          Plan of Registrant                     Exhibit 4.10 to the
                                                 Registrant's Registration
                                                 Statement on Form S-8
                                                 (File No. 333-17697)

 10.19    Trademark License Agreement dated      Incorporated by reference to
          June 19, 1992 between Registrant       Exhibit 10.25 to the Form
          and the American Association of        10-KSB for the year ended
          Individual Investors, Inc.             December 31, 1992 ("1992 Form
                                                 10-KSB")

 10.20+   Form  of  Stock  Option  Agreement,    Incorporated by reference to
          dated May 9, 1997 between Registrant   Exhibit 10.4 to the  6/30/97
          and each of  Jonathan  Steinberg,      Form  10-QSB
          Robert Schmidt, Scot Rosenblum,
          and Michael Kaplan

 10.21+   Agreement dated as of November 19,     Filed herewith
          1998 between Jonathan Steinberg
          and the Registrant

 10.22+   Stock Option Agreement between         Incorporated by reference to
          Registrant and  Brette  Popper         Exhibit 10.2 to the 9/30/98
          dated September 14, 1998               Form 10-Q

 10.23+   Stock Option Agreement between         Incorporated by reference to
          Registrant and Gregory Barton          Exhibit 10.4 to the 9/30/98
          dated September 14, 1998               Form 10-Q

 10.24+   Employment  Agreement between          Incorporated by reference to
          Registrant and Brette Popper           Exhibit 10.1 to the 9/30/98
          dated September 11, 1998               Form 10-Q

 10.25+   Employment  Agreement  between         Incorporated  by reference to
          Registrant and Gregory  Barton         Exhibit 10.3 to the 9/30/98
          dated July 21, 1998                    Form 10-Q

 10.26    Form of Partnership Agreement for      Incorporated by reference to
          WisdomTree Associates, L.P.            Exhibit 10.37 to the Form
                                                 10-KSB for the year ended
                                                 December 31, 1994 ("1994 Form
                                                 10-KSB")

 10.27    WisdomTree Capital Advisors, LLC       Incorporated by reference to
          Agreement dated November 1, 1995       Exhibit 10.38 to the  1994
                                                 Form 10-KSB

 10.28    Agreement between WisdomTree
          Offshore L.T.D. and WisdomTree         Incorporated by reference to
          Capital Management, Inc. and           Exhibit 10.39 to the 1994
          WisdomTree Capital  Advisors, LLC      Form 10-KSB
          dated December 1, 1995

 10.29    Office sublease, dated December 8,     Incorporated by reference to
          1995, between Porter Novelli, Inc.     Exhibit 10.41 to the 1995
          and  the Registrant                    Form 10-KSB

 10.30    Office sublease, dated January         Incorporated by reference to
          1996 between VCH Publishers, Inc.      Exhibit 10.42 to the 1995 Form
          and the Registrant                     10-KSB

 10.31    Lease, dated November 30, 1998         Filed herewith
          between Registrant and 125 Broad
          Unit C LLC

 10.32    Office Lease, Dated January 10,        Incorporated by reference to
          1994, between 333 7th Ave. Realty      Exhibit 10.22 to the Form
          Co. and the Registrant                 10-KSB for the year ended
                                                 December 31, 1993

 11       Computation of (Loss) Income Per       Filed herewith
          Share

 21       Subsidiaries of the Registrant         Filed herewith

 23.1     Consent of Independent Auditors-       Filed herewith
          Deloitte & Touche LLP

 23.2     Consent of Independent Auditors-       Filed herewith
          Ernst & Young LLP

 27       Financial Data Schedule                Filed only with electronic
                                                 submission on Form 10-K in
                                                 accordance with EDGAR
                                                 requirement

 99       Risk Factors                           Filed herewith



+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.


   (b)  Reports on Form 8-K

    During the Registrant's fourth fiscal quarter, the Registrant filed a Current Report on form 8-K dated December 14,1998, reporting under Item 5 the sale of shares of the Registrant's Series A Preferred Stock.


                                             SIGNATURES



        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INDIVIDUAL INVESTOR GROUP, INC.
Date:  March 30, 1999


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




 Signature                          Title                             Date

 /s/ Jonathan L. Steinberg          Chief Executive Officer      March 30, 1999
--------------------------          and Director
Jonathan L. Steinberg


/s/ Brette E. Popper                President and Chief          March 30, 1999
---------------------               Operating Officer
Brette E. Popper


 /s/ Henry G. Clark                 Vice President Finance       March 30, 1999
 Henry G. Clark                    (Principal Financial and
                                    Accounting Officer)


 /s/ S. Christopher Meigher         Director                     March 30, 1999
--------------------------
 S. Christopher Meigher


 /s/ Bruce L. Sokoloff              Director                     March 30, 1999
----------------------
Bruce L. Sokoloff


 /s/ Peter M. Ziemba                Director                     March 30, 1999
  --------------------
 Peter M. Ziemba







                                                         EXHIBIT 10.3

                              INDEMNIFICATION AGREEMENT


          This Agreement, made and entered into as of the 8th day of October, 1998 ("Agreement"), by and between Individual Investor Group, Inc., a Delaware corporation ("Corporation"), and Henry Clark ("Indemnitee"):

          WHEREAS, highly competent persons recently have become more reluctant to serve publicly-held corporations as directors, officers, or in other capacities, unless they are provided with better protection from the risk of claims and actions against them arising out of their service to and activities on behalf of such corporation; and

          WHEREAS, the current impracticability of obtaining adequate insurance and the uncertainties related to indemnification have increased the difficulty of attracting and retaining such persons; and

          WHEREAS, the Board of Directors of the Corporation ("Board") has determined that the inability to attract and retain such persons is detrimental to the best interests of the Corporation's stockholders and that such persons should be assured that they will have better protection in the future; and

          WHEREAS, it is reasonable, prudent and necessary for the Corporation to obligate itself contractually to indemnify such persons to the fullest extent permitted by applicable law so that such persons will serve or continue to serve the Corporation free from undue concern that they will not be adequately indemnified; and

          WHEREAS,  this  Agreement is a  supplement  to and in  furtherance  of
Article VIII of the By-laws of the Corporation, and Article VIII of the Amended and Restated Certificate of Incorporation of the Corporation and any resolutions adopted pursuant thereto and shall neither be deemed to be a substitute therefor nor to diminish or abrogate any rights of Indemnitee thereunder; and

          WHEREAS, Indemnitee is willing to serve and to take on additional service for or on behalf of the Corporation on the condition that he be indemnified according to the terms of this Agreement;

          NOW, THEREFORE, in consideration of the premises and the covenants contained herein, the Corporation and Indemnitee do hereby covenant and agree as follows:

1         Definitions.

          For purposes of this Agreement:

          1.1 "Change in Control" means a change in control of the Corporation occurring after the date hereof of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) promulgated under the Securities Exchange Act of 1934, as amended ("Act"), whether or not the Corporation is then subject to such reporting requirement provided, however, that, without limitation, such a Change in Control shall be deemed to have occurred if after the date hereof (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Act) is or becomes "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the then outstanding securities of the Corporation without the prior approval of at least two-thirds of the members of the Board in office immediately prior to such person attaining such percentage interest; (ii) the Corporation is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which members of the Board in office immediately prior to such transaction or event constitute less than a majority of the Board thereafter; or (iii) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board (including for this purpose any new director whose election or nomination for election by the Corporation's stockholders was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board.

          1.2 "Corporate Status" means the status of a person who is or was a director, officer, employee, agent or fiduciary of the Corporation or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the request of the Corporation.

          1.3 "Disinterested Director" means a director of the Corporation who is not and was not a party to the Proceeding in respect of which indemnification is sought by Indemnitee.

          1.4 "Expenses" means all reasonable attorneys' fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees, and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, or being or preparing to be a witness in a Proceeding.

          1.5 "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and neither presently is, nor in the past five years has been, retained to represent: (i) the Corporation or Indemnitee in any other matter material to either such party, or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Corporation or Indemnitee in an action to determine Indemnitee's rights under this Agreement.

          1.6 "Proceeding" means any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding, whether civil, criminal, administrative or investigative, except one initiated by an Indemnitee pursuant to Section 11 of this Agreement to enforce his rights under this Agreement.

2         Services by Indemnitee.

          Indemnitee agrees to serve as an officer of the Corporation. Indemnitee may at any time and for any reason resign from such position (subject to any other contractual obligation or any obligation imposed by operation of law).


3         Indemnification - General.

          The Corporation shall indemnify, and advance Expenses to, Indemnitee as provided in this Agreement to the fullest extent permitted by applicable law in effect on the date hereof and to such greater extent as applicable law may thereafter from time to time permit. The rights of Indemnitee provided under the preceding sentence shall include, but shall not be limited to, the rights set forth in the other Sections of this Agreement.

4 Proceedings Other Than Proceedings by or in the Right of the Corporation.

         Indemnitee shall be entitled to the rights of indemnification provided in this Section if, by reason of his Corporate Status, he is, or is threatened to be made, a party to any threatened, pending or completed Proceeding, other than a Proceeding by or in the right of the Corporation. Pursuant to this Section, Indemnitee shall be indemnified against Expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with any such Proceeding or any claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

5        Proceedings by or in the Right of the Corporation.

         Indemnitee shall be entitled to the rights of indemnification provided in this Section if, by reason of his Corporate Status, he is, or is threatened to be made, a party to any threatened, pending or completed Proceeding brought by or in the right of the Corporation to procure a judgment in its favor. Pursuant to this Section, Indemnitee shall be indemnified against Expenses actually and reasonably incurred by him or on his behalf in connection with any such Proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation. Notwithstanding the foregoing, no indemnification against such Expenses shall be made in respect of any claim, issue or matter in any such proceeding as to which Indemnitee shall have been adjudged to be liable to the Corporation if applicable law prohibits such indemnification unless the Court of Chancery of the State of Delaware, or the court in which such Proceeding shall have been brought or is pending, shall determine that indemnification against Expenses may nevertheless be made by the Corporation.

6      Indemnification for Expenses of Party Who is Wholly or Partly Successful.

          Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is, by reason of his Corporate Status, a party to and is successful, on the merits or otherwise, in any Proceeding, he shall be indemnified against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Corporation shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf in connection with each successfully resolved claim, issue or matter. For the purposes of this Section and without limiting the foregoing, the termination of any claim, issue or matter in any such Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such claim, issue or matter.


7         Indemnification for Expenses as a Witness.

          Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is, by reason of his Corporate Status, a witness in any Proceeding, he shall be indemnified against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith.

8         Advancement of Expenses.

          The Corporation shall advance all Expenses incurred by or on behalf of Indemnitee in connection with any Proceeding within twenty days after the receipt by the Corporation of a statement or statements from Indemnitee requesting such advance or advances from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses incurred by Indemnitee and shall include or be preceded or accompanied by an undertaking by or on behalf of Indemnitee to repay any Expenses advanced if it shall ultimately be determined that Indemnitee is not entitled to be indemnified against such Expenses.

9 Procedure for Determination of Entitlement to Indemnification.

          9.1 To obtain indemnification under this Agreement in connection with any Proceeding, and for the duration thereof, Indemnitee shall submit to the Corporation a written request, including therein or therewith such documentation and information as is reasonably available to Indemnitee and is reasonably necessary to determine whether and to what extent Indemnitee is entitled to indemnification. The Secretary of the Corporation shall, promptly upon receipt of any such request for indemnification, advise the Board in writing that Indemnitee has requested indemnification.


          9.2 Upon written request by Indemnitee for indemnification pursuant to
Section 9.1 hereof, a determination, if required by applicable law, with respect to Indemnitee's entitlement thereto shall be made in such case: (i) if a Change in Control shall have occurred, by Independent Counsel (unless Indemnitee shall request that such determination be made by the Board or the stockholders, in which case in the manner provided for in clauses (ii) or (iii) of this Section 9.2) in a written opinion to the Board, a copy of which shall be delivered to Indemnitee); (ii) if a Change of Control shall not have occurred, (A) by the Board by a majority vote of a quorum consisting of Disinterested Directors, or
(B) if a quorum of the Board consisting of Disinterested Directors is not obtainable, or even if such quorum is obtainable, if such quorum of Disinterested Directors so directs, either (x) by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to Indemnitee, or (y) by the stockholders of the Corporation, as determined by such quorum of Disinterested Directors, or a quorum of the Board, as the case may be; or (iii) as provided in Section 10.2 of this Agreement. If it is so determined that Indemnitee is entitled to indemnification, payment to Indemnitee shall be made within ten (10) days after such determination. Indemnitee shall cooperate with the person, persons or entity making such determination with respect to Indemnitee's entitlement to indemnification, including providing to such person, persons or entity upon reasonable advance request any documentation or information which is not privileged or otherwise protected from disclosure and which is reasonably available to Indemnitee and reasonably necessary to such determination. Any costs or expenses (including attorneys' fees and disbursements) incurred by Indemnitee in so cooperating with the person, persons or entity making such determination shall be borne by the Corporation
(irrespective of the determination as to Indemnitee's entitlement to indemnification) and the Corporation hereby indemnifies and agrees to hold Indemnitee harmless therefrom.

          9.3 If required, Independent Counsel shall be selected as follows: (i) if a Change of Control shall not have occurred, Independent Counsel shall be selected by the Board, and the Corporation shall give written notice to Indemnitee advising him of the identity of Independent Counsel so selected or
(ii) if a Change of Control shall have occurred, Independent Counsel shall be selected by Indemnitee (unless Indemnitee shall request that such selection be made by the Board, in which event (i) shall apply), and Indemnitee shall give written notice to the Corporation advising it of the identity of Independent Counsel so selected. In either event, Indemnitee or the Corporation, as the case may be, may, within seven days after such written notice of selection shall have been given, deliver to the Corporation or to Indemnitee, as the case may be, a written objection to such selection. Such objection may be asserted only on the ground that Independent Counsel so selected does not meet the requirements of "Independent Counsel" as defined in Section 1 of this Agreement, and the objection shall set forth with particularity the factual basis of such assertion. If such written objection is made, Independent Counsel so selected may not serve as Independent Counsel unless and until a court has determined that such objection is without merit. If, within 20 days after submission by Indemnitee of a written request for indemnification pursuant to Section 9.1 hereof, no Independent Counsel shall have been selected and not objected to, either the Corporation or Indemnitee may petition the Court of Chancery of the State of Delaware, or other court of competent jurisdiction, for resolution of any objection which shall have been made by the Corporation or Indemnitee to the other's selection of Independent Counsel and/or for the appointment as Independent Counsel of a person selected by such court or by such other person as such court shall designate, and the person with respect to whom an objection is so resolved or the person so appointed shall act as Independent Counsel under
Section 9.2 hereof. The Corporation shall pay any and all reasonable fees and expenses of Independent Counsel incurred by such Independent Counsel in connection with its actions pursuant to this Agreement, and the Corporation shall pay all reasonable fees and expenses incident to the procedures of this
Section 9.3, regardless of the manner in which such Independent Counsel was selected or appointed. Upon the due commencement date of any judicial proceeding or arbitration pursuant to Section 11.1(iii) of this Agreement, Independent Counsel shall be discharged and relieved of any further responsibility in such capacity (subject to the applicable standards of professional conduct then prevailing).

10        Presumptions and Effects of Certain Proceedings.

          10.1 If a Change of Control shall have occurred, in making a determination with respect to entitlement to indemnification hereunder, the person or persons or entity making such determination shall presume that Indemnitee is entitled to indemnification under this Agreement if Indemnitee has submitted a request for indemnification in accordance with Section 9.1 of this Agreement, and the Corporation shall have the burden of proof to overcome that presumption in connection with the making by any person, persons or entity of any determination contrary to that presumption.


          10.2 If the person,  persons or entity  empowered  or  selected  under
Section 9 of this Agreement to determine whether Indemnitee is entitled to indemnification shall not have made a determination within 60 days after receipt by the Corporation of the request therefor, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be entitled to such indemnification, absent (i) a misstatement by Indemnitee of a material fact, or an omission of a material fact necessary to make Indemnitee's statement not materially misleading, in connection with the request for indemnification, or (ii) prohibition of such indemnification under applicable law provided, however, that such 60-day period may be extended for a reasonable time, not to exceed an additional 30 days, if the person, persons or entity making the determination with respect to entitlement to indemnification in good faith require(s) such additional time for the obtaining or evaluating of documentation and/or information relating thereto and provided, further, that the foregoing provisions of this Section 10.2 shall not apply (i) if the determination of entitlement to indemnification is to be made by the stockholders pursuant to Section 9.2 of this Agreement and if (A) within 15 days after receipt by the Corporation of the request for such determination the Board has resolved to submit such determination to the stockholders for their consideration at an annual meeting thereof to be held within 75 days after such receipt and such determination is made thereat, or (B) a special meeting of stockholders is called within 15 days after such receipt for the purpose of making such determination, such meeting is held for such purpose within 60 days after having been so called and such determination is made thereat, or (ii) if the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to Section 9.2 of this Agreement.

          10.3 The termination of any Proceeding or of any claim, issue or matter therein, by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not (except as otherwise expressly provided in this Agreement) of itself adversely affect the right of Indemnitee to indemnification or create a presumption that Indemnitee did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation or, with respect to any criminal Proceeding, that Indemnitee had reasonable cause to believe that his conduct was unlawful.

11        Remedies of Indemnitee.

          11.1 In the event that (i) a determination is made pursuant to Section 9 of this Agreement that Indemnitee is not entitled to indemnification under this Agreement, (ii) advancement of Expenses is not timely made pursuant to
Section 8 of this Agreement, (iii) the determination of indemnification is to be made by Independent Counsel pursuant to Section 9.2 of this Agreement and such determination shall not have been made and delivered in a written opinion within 90 days after receipt by the Corporation of the request for indemnification,
(iv) payment of indemnification is not made pursuant to Section 7 of this Agreement within ten days after receipt by the Corporation of a written request therefor, or (v) payment of indemnification is not made within ten days after a determination has been made that Indemnitee is entitled to indemnification or such determination is deemed to have been made pursuant to Section 9 or 10 of this Agreement, Indemnitee shall be entitled to an adjudication in an appropriate court of the State of Delaware, or in any other court of competent jurisdiction, of his entitlement to such indemnification or advancement of Expenses. Alternatively, the Indemnitee, at his option, may seek an award in arbitration to be conducted by a single arbitrator pursuant to the rules of the American Arbitration Association. Indemnitee shall commence such proceeding seeking an adjudication or an award in arbitration within 180 days following the date on which Indemnitee first has the right to commence such proceeding pursuant to this Section 11.1. The Corporation shall not oppose Indemnitee's right to seek any such adjudication or award in arbitration.


          11.2 In the event that a determination shall have been made pursuant to Section 9 of this Agreement that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration commenced pursuant to this Section shall be conducted in all respects as a de novo trial or arbitration on the merits and Indemnitee shall not be prejudiced by reason of that adverse determination.

          11.3 If a determination shall have been made or deemed to have been made pursuant to Section 9 or 10 of this Agreement that Indemnitee is entitled to indemnification, the Corporation shall be bound by such determination in any judicial proceeding or arbitration commenced pursuant to this Section, absent
(i) a misstatement by Indemnitee of a material fact, or an omission of a material fact necessary to make Indemnitee's statement not materially misleading, in connection with the request for indemnification, or (ii) prohibition of such indemnification under applicable law.

          11.4 The Corporation shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Section that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Corporation is bound by all the provisions of this Agreement.

          11.5 In the event that Indemnitee, pursuant to this Section, seeks a judicial adjudication of, or an award in arbitration to enforce, his rights under, or to recover damages for breach of, this Agreement, Indemnitee shall be entitled to recover from the Corporation, and shall be indemnified by the Corporation against, any and all expenses (of the kinds described in the definition of Expenses) actually and reasonably incurred by him in such judicial adjudication or arbitration, but only if he prevails therein. If it shall be determined in such judicial adjudication or arbitration that Indemnitee is entitled to receive some but less than all of the indemnification or advancement of expenses sought, the expenses incurred by Indemnitee in connection with such judicial adjudication or arbitration shall be appropriately prorated.

12        Non-Exclusivity; Survival of Rights; Insurance; Subrogation.

          12.1 The rights of indemnification and to receive advancement of Expenses as provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under applicable law, the certificate of incorporation or by-laws of the Corporation, any agreement, a vote of stockholders or a resolution of directors, or otherwise. No amendment, alteration or repeal of this Agreement or any provision hereof shall be effective as to any Indemnitee with respect to any action taken or omitted by such Indemnitee in his Corporate Status prior to such amendment, alteration or repeal.

          12.2 To the extent that the Corporation maintains an insurance policy or policies providing liability insurance for directors, officers, employees, agents or fiduciaries of the Corporation or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person serves at the request of the Corporation, Indemnitee shall be covered by such policy or policies in accordance with its or their terms to the maximum extent of the coverage available for any such director, officer, employee, agent or fiduciary under such policy or policies.


          12.3 In the event of any payment under this Agreement, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Corporation to bring suit to enforce such rights.

          12.4 The Corporation shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment under any insurance policy, contract, agreement or otherwise.

13        Duration of Agreement.

          This  Agreement  shall continue until and terminate upon the later of:
(a) ten years after the date that Indemnitee shall have ceased to serve as an officer of the Corporation, or (b) the final termination of all pending Proceedings in respect of which Indemnitee is granted rights of indemnification or advancement of Expenses hereunder and or any proceeding commenced by Indemnitee pursuant to Section 11 of this Agreement. This Agreement shall be binding upon the Corporation and its successors and assigns and shall inure to the benefit of Indemnitee and his heirs, executors and administrators.

14        Severability.

          If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable for any reason whatsoever: (a) the validity, legality and enforceability of the remaining provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and (b) to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

15 Exception to Right of Indemnification or Advancement of Expenses.

          Except as provided in Section 11.5, Indemnitee shall not be entitled to indemnification or advancement of Expenses under this Agreement with respect to any Proceeding, or any claim therein, brought or made by him against the Corporation.

16        Identical Counterparts.

          This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original but all of which together shall constitute one and the same Agreement.

17        Headings.

         The headings of the paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction thereof.


18        Modification and Waiver.

          No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

19        Notice by Indemnitee.

          Indemnitee agrees promptly to notify the Corporation in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document relating any Proceeding or matter which may be subject to indemnification or advancement of Expenses covered hereunder.

20        Notices.

          All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if (i) delivered by hand and receipted for by the party to whom such notice or other communication shall have been directed, or (ii) mailed by certified or registered mail with postage prepaid, on the third business day after the date on which it is so mailed:

         If to Indemnitee, to:

                  Henry Clark
                  277 Handsome Avenue
                  Sayville, NY 11782

         If to the Corporation, to:

                  Individual Investor Group, Inc.
                  1633 Broadway, 38th Floor
                  New York, New York 10019

or to such other address or such other person as Indemnitee or the Corporation shall designate in writing in accordance with this Section, except that notices regarding changes in notices shall be effective only upon receipt.

21        Governing Law.

          The parties agree that this Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Delaware.

22        Miscellaneous.

          Use of the masculine pronoun shall be deemed to include usage of the feminine pronoun where appropriate.


          IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.


                                             INDIVIDUAL INVESTOR GROUP, INC.



                                             By:
                                                  Jonathan L. Steinberg
                                                  Chief Executive Officer


                                                  INDEMNITEE



                                                  Henry Clark










                                                       EXHIBIT 10.4




                    INDEMNIFICATION AGREEMENT


          This Agreement, made and entered into as of this 19th day of June, 1996 ("Agreement"), by and between Individual Investor Group, Inc., a Delaware corporation ("Corporation"), and Peter M. Ziemba ("Indemnitee"):

          WHEREAS, highly competent persons recently have become more reluctant to serve publicly-held corporations as directors, officers, or in other capacities, unless they are provided with better protection from the risk of claims and actions against them arising out of their service to and activities on behalf of such corporation; and

          WHEREAS, the current impracticability of obtaining adequate insurance and the uncertainties related to indemnification have increased the difficulty of attracting and retaining such persons; and

          WHEREAS, the Board of Directors of the Corporation ("Board") has determined that the inability to attract and retain such persons is detrimental to the best interests of the Corporation's stockholders and that such persons should be assured that they will have better protection in the future; and

          WHEREAS, it is reasonable, prudent and necessary for the Corporation to obligate itself contractually to indemnify such persons to the fullest extent permitted by applicable law so that such persons will serve or continue to serve the Corporation free from undue concern that they will not be adequately indemnified; and

          WHEREAS,  this  Agreement is a  supplement  to and in  furtherance  of
Article VIII of the By-laws of the Corporation, and Article VIII of the Amended and Restated Certificate of Incorporation of the Corporation and any resolutions adopted pursuant thereto and shall neither be deemed to be a substitute therefor nor to diminish or abrogate any rights of Indemnitee thereunder; and

          WHEREAS, Indemnitee is willing to serve and to take on additional service for or on behalf of the Corporation on the condition that he be indemnified according to the terms of this Agreement;

          NOW, THEREFORE, in consideration of the premises and the covenants contained herein, the Corporation and Indemnitee do hereby covenant and agree as follows:

1        Definitions.  For purposes of this Agreement:

          1.1 "Change in Control" means a change in control of the Corporation occurring after the date hereof of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) promulgated under the Securities Exchange Act of 1934, as amended ("Act"), whether or not the Corporation is then subject to such reporting requirement provided, however, that, without limitation, such a Change in Control shall be deemed to have occurred if after the date hereof (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Act) is or becomes "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the then outstanding securities of the Corporation without the prior approval of at least two-thirds of the members of the Board in office immediately prior to such person attaining such percentage interest; (ii) the Corporation is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which members of the Board in office immediately prior to such transaction or event constitute less than a majority of the Board thereafter; or (iii) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board (including for this purpose any new director whose election or nomination for election by the Corporation's stockholders was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board.

          1.2 "Corporate Status" means the status of a person who is or was a director, officer, employee, agent or fiduciary of the Corporation or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the request of the Corporation.

          1.3 "Disinterested Director" means a director of the Corporation who is not and was not a party to the Proceeding in respect of which indemnification is sought by Indemnitee.

          1.4 "Expenses" means all reasonable attorneys' fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees, and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, or being or preparing to be a witness in a Proceeding.

          1.5 "Independent Counsel" means a law firm, or a member of a law firm, that is experienced in matters of corporation law and neither presently is, nor in the past five years has been, retained to represent: (i) the Corporation or Indemnitee in any other matter material to either such party, or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Corporation or Indemnitee in an action to determine Indemnitee's rights under this Agreement.

          1.6 "Proceeding" means any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding, whether civil, criminal, administrative or investigative, except one initiated by an Indemnitee pursuant to Section 11 of this Agreement to enforce his rights under this Agreement.

2         Services by Indemnitee.

          Indemnitee agrees to serve as a director of the Corporation. Indemnitee may at any time and for any reason resign from such position (subject to any other contractual obligation or any obligation imposed by operation of law).

3         Indemnification - General.

          The Corporation shall indemnify, and advance Expenses to, Indemnitee as provided in this Agreement to the fullest extent permitted by applicable law in effect on the date hereof and to such greater extent as applicable law may thereafter from time to time permit. The rights of Indemnitee provided under the preceding sentence shall include, but shall not be limited to, the rights set forth in the other Sections of this Agreement.

4 Proceedings Other Than Proceedings by or in the Right of the Corporation.

          Indemnitee shall be entitled to the rights of indemnification provided in this Section if, by reason of his Corporate Status (and not in his capacity as a member of Graubard Mollen & Miller rendering legal services to the Corporation for compensation), he is, or is threatened to be made, a party to any threatened, pending or completed Proceeding, other than a Proceeding by or in the right of the Corporation. Pursuant to this Section, Indemnitee shall be indemnified against Expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with any such Proceeding or any claim, issue or matter therein, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

5         Proceedings by or in the Right of the Corporation.

          Indemnitee shall be entitled to the rights of indemnification provided in this Section if, by reason of his Corporate Status (and not in his capacity as a member of Graubard Mollen & Miller rendering legal services to the Corporation for compensation), he is, or is threatened to be made, a party to any threatened, pending or completed Proceeding brought by or in the right of the Corporation to procure a judgment in its favor. Pursuant to this Section, Indemnitee shall be indemnified against Expenses actually and reasonably incurred by him or on his behalf in connection with any such Proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation. Notwithstanding the foregoing, no indemnification against such Expenses shall be made in respect of any claim, issue or matter in any such proceeding as to which Indemnitee shall have been adjudged to be liable to the Corporation if applicable law prohibits such indemnification unless the Court of Chancery of the State of Delaware, or the court in which such Proceeding shall have been brought or is pending, shall determine that indemnification against Expenses may nevertheless be made by the Corporation.

6      Indemnification for Expenses of Party Who is Wholly or Partly Successful.

          Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is, by reason of his Corporate Status, a party to and is successful, on the merits or otherwise, in any Proceeding, he shall be indemnified against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Corporation shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf in connection with each successfully resolved claim, issue or matter. For the purposes of this Section and without limiting the foregoing, the termination of any claim, issue or matter in any such Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such claim, issue or matter.

7         Indemnification for Expenses as a Witness.

          Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is, by reason of his Corporate Status, a witness in any Proceeding, he shall be indemnified against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith.

8          Advancement of Expenses.

          The Corporation shall advance all Expenses incurred by or on behalf of Indemnitee in connection with any Proceeding within twenty days after the receipt by the Corporation of a statement or statements from Indemnitee requesting such advance or advances from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the Expenses incurred by Indemnitee and shall include or be preceded or accompanied by an undertaking by or on behalf of Indemnitee to repay any Expenses advanced if it shall ultimately be determined that Indemnitee is not entitled to be indemnified against such Expenses.

9          Procedure for Determination of Entitlement to Indemnification.

          9.1 To obtain indemnification under this Agreement in connection with any Proceeding, and for the duration thereof, Indemnitee shall submit to the Corporation a written request, including therein or therewith such documentation and information as is reasonably available to Indemnitee and is reasonably necessary to determine whether and to what extent Indemnitee is entitled to indemnification. The Secretary of the Corporation shall, promptly upon receipt of any such request for indemnification, advise the Board in writing that Indemnitee has requested indemnification.

          9.2 Upon written request by Indemnitee for indemnification pursuant to
Section 9.1 hereof, a determination, if required by applicable law, with respect to Indemnitee's entitlement thereto shall be made in such case: (i) if a Change in Control shall have occurred, by Independent Counsel (unless Indemnitee shall request that such determination be made by the Board or the stockholders, in which case in the manner provided for in clauses (ii) or (iii) of this Section 9.2) in a written opinion to the Board, a copy of which shall be delivered to Indemnitee); (ii) if a Change of Control shall not have occurred, (A) by the Board by a majority vote of a quorum consisting of Disinterested Directors, or
(B) if a quorum of the Board consisting of Disinterested Directors is not obtainable, or even if such quorum is obtainable, if such quorum of Disinterested Directors so directs, either (x) by Independent Counsel in a written opinion to the Board, a copy of which shall be delivered to Indemnitee, or (y) by the stockholders of the Corporation, as determined by such quorum of Disinterested Directors, or a quorum of the Board, as the case may be; or (iii) as provided in Section 10.2 of this Agreement. If it is so determined that Indemnitee is entitled to indemnification, payment to Indemnitee shall be made within ten (10) days after such determination. Indemnitee shall cooperate with the person, persons or entity making such determination with respect to Indemnitee's entitlement to indemnification, including providing to such person, persons or entity upon reasonable advance request any documentation or information which is not privileged or otherwise protected from disclosure and which is reasonably available to Indemnitee and reasonably necessary to such determination. Any costs or expenses (including attorneys' fees and disbursements) incurred by Indemnitee in so cooperating with the person, persons or entity making such determination shall be borne by the Corporation
(irrespective of the determination as to Indemnitee's entitlement to indemnification) and the Corporation hereby indemnifies and agrees to hold Indemnitee harmless therefrom.

          9.3 If required, Independent Counsel shall be selected as follows: (i) if a Change of Control shall not have occurred, Independent Counsel shall be selected by the Board, and the Corporation shall give written notice to Indemnitee advising him of the identity of Independent Counsel so selected or
(ii) if a Change of Control shall have occurred, Independent Counsel shall be selected by Indemnitee (unless Indemnitee shall request that such selection be made by the Board, in which event (i) shall apply), and Indemnitee shall give written notice to the Corporation advising it of the identity of Independent Counsel so selected. In either event, Indemnitee or the Corporation, as the case may be, may, within seven days after such written notice of selection shall have been given, deliver to the Corporation or to Indemnitee, as the case may be, a written objection to such selection. Such objection may be asserted only on the ground that Independent Counsel so selected does not meet the requirements of "Independent Counsel" as defined in Section 1 of this Agreement, and the objection shall set forth with particularity the factual basis of such assertion. If such written objection is made, Independent Counsel so selected may not serve as Independent Counsel unless and until a court has determined that such objection is without merit. If, within 20 days after submission by Indemnitee of a written request for indemnification pursuant to Section 9.1 hereof, no Independent Counsel shall have been selected and not objected to, either the Corporation or Indemnitee may petition the Court of Chancery of the State of Delaware, or other court of competent jurisdiction, for resolution of any objection which shall have been made by the Corporation or Indemnitee to the other's selection of Independent Counsel and/or for the appointment as Independent Counsel of a person selected by such court or by such other person as such court shall designate, and the person with respect to whom an objection is so resolved or the person so appointed shall act as Independent Counsel under
Section 9.2 hereof. The Corporation shall pay any and all reasonable fees and expenses of Independent Counsel incurred by such Independent Counsel in connection with its actions pursuant to this Agreement, and the Corporation shall pay all reasonable fees and expenses incident to the procedures of this
Section 9.3, regardless of the manner in which such Independent Counsel was selected or appointed. Upon the due commencement date of any judicial proceeding or arbitration pursuant to Section 11.1(iii) of this Agreement, Independent Counsel shall be discharged and relieved of any further responsibility in such capacity (subject to the applicable standards of professional conduct then prevailing).

10        Presumptions and Effects of Certain Proceedings.

          10.1 If a Change of Control shall have occurred, in making a determination with respect to entitlement to indemnification hereunder, the person or persons or entity making such determination shall presume that Indemnitee is entitled to indemnification under this Agreement if Indemnitee has submitted a request for indemnification in accordance with Section 9.1 of this Agreement, and the Corporation shall have the burden of proof to overcome that presumption in connection with the making by any person, persons or entity of any determination contrary to that presumption.

          10.2 If the person,  persons or entity  empowered  or  selected  under
Section 9 of this Agreement to determine whether Indemnitee is entitled to indemnification shall not have made a determination within 60 days after receipt by the Corporation of the request therefor, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be entitled to such indemnification, absent (i) a misstatement by Indemnitee of a material fact, or an omission of a material fact necessary to make Indemnitee's statement not materially misleading, in connection with the request for indemnification, or (ii) prohibition of such indemnification under applicable law provided, however, that such 60-day period may be extended for a reasonable time, not to exceed an additional 30 days, if the person, persons or entity making the determination with respect to entitlement to indemnification in good faith require(s) such additional time for the obtaining or evaluating of documentation and/or information relating thereto and provided, further, that the foregoing provisions of this Section 10.2 shall not apply (i) if the determination of entitlement to indemnification is to be made by the stockholders pursuant to Section 9.2 of this Agreement and if (A) within 15 days after receipt by the Corporation of the request for such determination the Board has resolved to submit such determination to the stockholders for their consideration at an annual meeting thereof to be held within 75 days after such receipt and such determination is made thereat, or (B) a special meeting of stockholders is called within 15 days after such receipt for the purpose of making such determination, such meeting is held for such purpose within 60 days after having been so called and such determination is made thereat, or (ii) if the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to Section 9.2 of this Agreement.

          10.3 The termination of any Proceeding or of any claim, issue or matter therein, by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not (except as otherwise expressly provided in this Agreement) of itself adversely affect the right of Indemnitee to indemnification or create a presumption that Indemnitee did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation or, with respect to any criminal Proceeding, that Indemnitee had reasonable cause to believe that his conduct was unlawful.

11        Remedies of Indemnitee.

          11.1 In the event that (i) a determination is made pursuant to Section 9 of this Agreement that Indemnitee is not entitled to indemnification under this Agreement, (ii) advancement of Expenses is not timely made pursuant to
Section 8 of this Agreement, (iii) the determination of indemnification is to be made by Independent Counsel pursuant to Section 9.2 of this Agreement and such determination shall not have been made and delivered in a written opinion within 90 days after receipt by the Corporation of the request for indemnification,
(iv) payment of indemnification is not made pursuant to Section 7 of this Agreement within ten days after receipt by the Corporation of a written request therefor, or (v) payment of indemnification is not made within ten days after a determination has been made that Indemnitee is entitled to indemnification or such determination is deemed to have been made pursuant to Section 9 or 10 of this Agreement, Indemnitee shall be entitled to an adjudication in an appropriate court of the State of Delaware, or in any other court of competent jurisdiction, of his entitlement to such indemnification or advancement of Expenses. Alternatively, the Indemnitee, at his option, may seek an award in arbitration to be conducted by a single arbitrator pursuant to the rules of the American Arbitration Association. Indemnitee shall commence such proceeding seeking an adjudication or an award in arbitration within 180 days following the date on which Indemnitee first has the right to commence such proceeding pursuant to this Section 11.1. The Corporation shall not oppose Indemnitee's right to seek any such adjudication or award in arbitration.

          11.2 In the event that a determination shall have been made pursuant to Section 9 of this Agreement that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration commenced pursuant to this Section shall be conducted in all respects as a de novo trial or arbitration on the merits and Indemnitee shall not be prejudiced by reason of that adverse determination.

          11.3 If a determination shall have been made or deemed to have been made pursuant to Section 9 or 10 of this Agreement that Indemnitee is entitled to indemnification, the Corporation shall be bound by such determination in any judicial proceeding or arbitration commenced pursuant to this Section, absent
(i) a misstatement by Indemnitee of a material fact, or an omission of a material fact necessary to make Indemnitee's statement not materially misleading, in connection with the request for indemnification, or (ii) prohibition of such indemnification under applicable law.

          11.4 The Corporation shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Section that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Corporation is bound by all the provisions of this Agreement.

          11.5 In the event that Indemnitee, pursuant to this Section, seeks a judicial adjudication of, or an award in arbitration to enforce, his rights under, or to recover damages for breach of, this Agreement, Indemnitee shall be entitled to recover from the Corporation, and shall be indemnified by the Corporation against, any and all expenses (of the kinds described in the definition of Expenses) actually and reasonably incurred by him in such judicial adjudication or arbitration, but only if he prevails therein. If it shall be determined in such judicial adjudication or arbitration that Indemnitee is entitled to receive all of the indemnification or advancement of expenses sought, the expenses incurred by Indemnitee in connection with such judicial adjudication or arbitration shall be appropriately prorated.

12        Non-Exclusivity; Survival of Rights; Insurance; Subrogation.

          12.1 The rights of indemnification and to receive advancement of Expenses as provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under applicable law, the certificate of incorporation or by-laws of the Corporation, any agreement, a vote of stockholders or a resolution of directors, or otherwise. No amendment, alteration or repeal of this Agreement or any provision hereof shall be effective as to any Indemnitee with respect to any action taken or omitted by such Indemnitee in his Corporate Status prior to such amendment, alteration or repeal.

          12.2 To the extent that the Corporation maintains an insurance policy or policies providing liability insurance for directors, officers, employees, agents or fiduciaries of the Corporation or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person serves at the request of the Corporation, Indemnitee shall be covered by such policy or policies in accordance with its or their terms to the maximum extent of the coverage available for any such director, officer, employee, agent or fiduciary under such policy or policies.

          12.3 In the event of any payment under this Agreement, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Corporation to bring suit to enforce such rights.

          12.4 The Corporation shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment under any insurance policy, contract, agreement or otherwise.

13        Duration of Agreement.

          This  Agreement  shall continue until and terminate upon the later of:
(a) ten years after the date that Indemnitee shall have ceased to serve as a director of the Corporation, or (b) the final termination of all pending Proceedings in respect of which Indemnitee is granted rights of indemnification or advancement of Expenses hereunder and or any proceeding commenced by Indemnitee pursuant to Section 11 of this Agreement. This Agreement shall be binding upon the Corporation and its successors and assigns and shall inure to the benefit of Indemnitee and his heirs, executors and administrators.

          Severability.

          If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable for any reason whatsoever: (a) the validity, legality and enforceability of the remaining provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and (b) to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

14 Exception to Right of Indemnification or Advancement of Expenses.

          Except as provided in Section 11.5, Indemnitee shall not be entitled to indemnification or advancement of Expenses under this Agreement with respect to any Proceeding, or any claim therein, brought or made by him against the Corporation.

15        Identical Counterparts.

          This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original but all of which together shall constitute one and the same Agreement.

16        Headings.

          The headings of the paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction thereof.

17        Modification and Waiver.

          No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

18        Notice by Indemnitee.

          Indemnitee agrees promptly to notify the Corporation in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document relating any Proceeding or matter which may be subject to indemnification or advancement of Expenses covered hereunder.

19        Notices.

          All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if (i) delivered by hand and receipted for by the party to whom such notice or other communication shall have been directed, or (ii) mailed by certified or registered mail with postage prepaid, on the third business day after the date on which it is so mailed:

        If to Indemnitee, to:

               Peter M. Ziemba
               85 Todd Road
               Katonah, New York 10536

        If to the Corporation, to:

               Individual Investor Group, Inc.
               1633 Broadway, 38th Floor
               New York, New York 10019

or to such other address or such other person as Indemnitee or the Corporation shall designate in writing in accordance with this Section, except that notices regarding changes in notices shall be effective only upon receipt.

20         Governing Law.

          The parties agree that this Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Delaware.

21        Miscellaneous.

          Use of the masculine pronoun shall be deemed to include usage of the feminine pronoun where appropriate.


          IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.


                                               INDIVIDUAL INVESTOR GROUP, INC.



                                       By:
                                                    Jonathan L. Steinberg
                                                    Chief Executive Officer


                                                    INDEMNITEE



                                                    Peter M. Ziemba







                                                           EXHIBIT 10.21

                                     [COMPANY LETTERHEAD]

                                   As of November 19, 1998

Mr. Jonathan Steinberg



Dear Mr. Steinberg:

        The Board of Directors of Individual Investor Group, Inc. ("Company") has authorized the Company to amend the Stock Option Agreement, dated as of May 9, 1997, between the Company and you ("Stock Option Agreement") to reduce the stated exercise price of all options evidenced thereunder to $1.25 per share, conditioned upon your agreement that all options evidenced thereby shall not become exercisable, except as otherwise provided by Section 3 of the Stock Option Agreement, until May 19, 1999.

        This letter, together with the Stock Option Agreement as hereby amended, constitutes the entire agreement between you and the Company concerning the subject matter hereof, and supersedes all prior undertakings and agreements, oral or written, with respect to the subject matter hereof and may not be contradicted by evidence of any prior or contemporaneous agreement. Except as expressly set forth herein, the terms and provisions of the Stock Option Agreement shall remain unchanged and continue in full force and effect.


Very truly yours,

INDIVIDUAL INVESTOR GROUP, INC.



 By:
 ---------------------------

Gregory Barton
Vice President of Business and
Legal Affairs and General Counsel

Agreed:



-------------------------
Jonathan Steinberg










                                                            EXHIBIT 10.31

                              125 BROAD UNIT C LLC
                            C/O THE WITKOFF GROUP LLC
                         220 E. 42ND STREET, 26TH FLOOR
                            NEW YORK, NEW YORK 10017


                                                   November 30, 1998
Individual Investor Group, Inc.
1633 Broadway
New York, New York 10019


Re: Lease dated November 30, 1998 between 125 Broad Unit C LLC ("Landlord") and Individual Investor Group, Inc. ("Tenant") for premises known as the entire 14th floor (the "Demised Premises") of the building located at 125 Broad Street, New York, New York

Gentlemen:

     In consideration of your executing the lease referred to above (the "Lease"), we hereby agree to assume your obligation with respect to the payment of base rent due under the Lease ("Base Rent") due for the period commencing on the Base Rent Commencement Date (as defined in the Lease) through and including March 31, 1999 (the "Inducement Period").

          We will pay to you an amount equal to the Base Rent for the Inducement Period indicated above at least ten days prior to the date on which the payment of Base Rent is payable by you pursuant to the Lease. Your obligation to pay Base Rent pursuant to Article 4 of the Lease during the Inducement Period is hereby expressly conditioned on your receipt of the amount due pursuant to this Letter Agreement. To the extent that you do not receive from us the full amount due pursuant to this Letter Agreement with respect to any month during the Inducement Period for any reason whatsoever (including, without limitation in the event that you are in default of any of your obligations under the Lease), you shall have no obligations to pay the Base Rent payable by you pursuant to the Lease with respect to such month.

          Any terms used in this Letter Agreement and not otherwise defined shall have the meanings set forth in the Lease.






          While this Letter Agreement is in effect, the terms of this letter shall be disclosed to any mortgagee.

          If the foregoing correctly reflects our understanding, please sign and return four (4) copies of this Letter Agreement to the undersigned.

                                                   Very truly yours,

                                                   125 BROAD UNIT C LLC


                                                   By:/s/Steven C. Witkoff
                                                        Name:  Steven C. Witkoff
                                                        Title: Managing Member
ACCEPTED AND AGREED:

INDIVIDUAL INVESTOR GROUP, INC.

By: /s/ Henry G. Clark
      Name: Henry G. Clark
      Title: Vice President Finance












                                                          EXECUTION COPY






                                      LEASE


                              125 BROAD UNIT C LLC
                                   a New York
                      limited liability company (LANDLORD)


                                       AND


                        INDIVIDUAL INVESTOR GROUP, INC.,

                         a Delaware corporation (TENANT)











                                COMMERCIAL UNIT C
                            THE 125 BROAD CONDOMINIUM
                                125 BROAD STREET
                               NEW YORK, NEW YORK












                                Table of Contents


Article                                                                Page

1.    DEFINITIONS AND BASIC PROVISIONS.                                  3
      --------------------------------
2.    LANDLORD'S AUTHORITY; PREMISES; TERM .                            11
      -------------------------------------
3.    RENTABLE AREA.                                                    11
      -------------
4.    BASE RENT                                                         12
      ---------
5.    ADDITIONAL RENT -ESCALATIONS.                                     12
      ----------------------------
6.    LATE CHARGE.                                                      23
      -----------
7     LANDLORD'S WORK.                                                  24
      ---------------
8     LANDLORD'S OBLIGATIONS -UTILITIES AND SERVICES.                   30
      ----------------------------------------------
9.    USE.                                                              38
      ---
10.   COMPLIANCE WITH LAWS.                                             39
      --------------------
11.   REPAIRS                                                           40
      -------
12.   ALTERATIONS BY TENANT.                                            43
      ---------------------
13.   INSPECTIONS                                                       46
      -----------
14.   SIGNS                                                             46
      -----
15.   BUILDING DIRECTORY                                                47
      ------------------
16.   INSURANCE; WAIVER OF SUBROGATION                                  47
      --------------------------------
17.   TENANT'S EQUIPMENT.                                               49
      ------------------
18.   NON-LIABILITY AND INDEMNIFICATION.                                50
      ---------------------------------
19.   ASSIGNMENT AND SUBLETTING.                                        53
      -------------------------
20.   SUBORDINATION AND ATTORNMENT                                      58
      ----------------------------
21.   ACCESS; CHANGE IN FACILITIES                                      60
      ----------------------------
22.   RULES AND REGULATIONS                                             61
      ---------------------
23.   DAMAGE OR DESTRUCTION                                             62
      ---------------------
24.   EMINENT DOMAIN                                                    64
      --------------
25.   CONDITIONS OF LIMITATION                                          66
      ------------------------
26.   REMEDIES                                                          68
      --------
27.   SURRENDER OF PREMISES                                             71
      ---------------------
28.   BROKERAGE                                                         72
      ---------
29.   TENANT ESTOPPEL CERTIFICATES                                      72
      ----------------------------
30.   LANDLORD ESTOPPEL CERTIFICATES                                    72
      ------------------------------
31.   NOTICES                                                           73
      -------
32.   JOINT AND SEVERAL LIABILITY                                       73
      ---------------------------
33.   PERSONAL LIABILITY                                                73
      ------------------
34.   ENVIRONMENTAL MATTERS                                             74
      ---------------------
35.   ARBITRATION                                                       76
      -----------
36.   SECURITY AREA                                                     77
      -------------
37.   NO RECORDING                                                      77
      ------------
38.   INTENTIONALLY DELETED                                             78
      ---------------------
39.   SECURITY DEPOSIT                                                  78
      ----------------
40.   MISCELLANEOUS                                                     79
      -------------
41.   THE LOWER MANHATTAN PLAN                                          84
      ------------------------
42.   ROOF RIGHTS                                                       86
      -----------




                                    EXHIBITS

Exhibit A     Legal Description of the Land
Exhibit B     Location Map of Premises
Exhibit C     Building Standards
Exhibit D     Building Rules and Regulations
Exhibit E     Cleaning Specifications for the Premises
Exhibit F     Overtime HVAC Procedure
Exhibit G    Landlord's Work
Exhibit H    List of Approved Contractors
Exhibit I      Lower Manhattan Plan Application
Exhibit J     Form of Tenant Estoppel Certificate
Exhibit K     HVAC Specifications






                                      LEASE



     THIS LEASE ("LEASE") entered into as of the 30 day of November, 1998, between 125 BROAD UNIT C LLC, a New York limited liability company, with an office c/o The Witkoff Group LLC, 220 E. 42nd Street, New York, New York 10017 ("Landlord") and INDIVIDUAL INVESTOR GROUP, INC. a Delaware corporation, with an office from the Lease Commencement Date though but not including the Occupancy Date at 1633 Broadway, New York, New York 10019 and from the Occupancy Date forward at 125 Broad Street, New York, New York 10004 ("Tenant").

                                 FUNDAMENTAL LEASE PROVISIONS

             Landlord shall lease the Premises to Tenant, and Tenant shall let the Premises from Landlord, pursuant to the following Fundamental Lease
Provisions:

Premises:                             The entire rentable area of the 14th
                                      floor of the Building as shown on the
                                      floor plan attached hereto as Exhibit B.

Rentable Area of Premises:            35,000 rentable square feet.

Lease Commencement Date:              The  date of  execution  and  delivery
                                      of this Lease from Landlord to Tenant.

Term: The period of years (or any portion thereof) commencing on the Lease Commencement Date and ending, unless otherwise terminated in accordance with the terms hereof, on the Expiration Date.

Base Rent Commencement Date:          The Lease Commencement Date.

Base Rent From the Base Rent Commencement Date through and including the Expiration
                                      Date,  $997,500  per  annum,
                                      payable in twelve (12) equal
                                      monthly installments
                                      of $83,125.


Tenant's Proportionate Share:         20.399%

Tenant Improvement Allowance:         $175,000    (plus    $10,000   if   Tenant
                                      installs an ADA compliant bathroom on the 14th floor of the Building).

Security Deposit:                     Letter  of   credit   in  the   amount  of
                                      $332,500, as such amount may be reduced in accordance with Article 39 hereof.

Permitted Use:                        General  office  use  and  uses  ancillary
                                      thereto   consistent   with  the  Class  A
                                      nature   of  the   Building   such   as  a
                                      kitchenette and a computer room.

Tenant's Notice Address/Contact:      Prior to the Occupancy Date:

                                      Individual Investor Group, Inc.
                                      1633 Broadway
                                      New York, New York 10019
                                      Attn: Chief Executive Officer
                                      Telephone:  (212) 843-2777
                                      Telecopy:   (212) 843-2791

                                      with a copy to

                                      Battle Fowler LLP
                                      75 East 55th Street
                                      New York, New York
                                      Attn: Bradley A. Kaufman, Esq.
                                      Telephone: (212) 856-6874
                                      Telecopy: (212) 856-7811

                                      From the Occupancy Date forward:

                                      Individual Investor Group, Inc.
                                      125 Broad Street, 14th Fl.
                                      New York, New York
                                      Attn: Chief Executive Officer
                                      Telephone:*
                                      Telecopy:*

                                     *To be delivered by Tenant to Landlord within ten (10) days of receipt of such numbers by Tenant.

                                      with a copy to

                                      Battle Fowler LLP
                                      75 East 55th Street
                                      New York, New York
                                      Attn: Bradley A. Kaufman, Esq.
                                      Telephone: (212) 856-6874
                                      Telecopy: (212) 856-7811


Landlord's Notice Address/Contact:    125 Broad Unit C LLC
                                      c/o The Witkoff Group LLC
                                      220 E. 42nd Street
                                      New York, New York 10017
                                      Attention: Steven C. Witkoff
                                      Telephone: (212) 672-4770
                                      Telecopy:  (212) 672-4726

                                      with a copy to:

                                      125 Broad Unit C LLC
                                      The Witkoff Group LLC
                                      220 E. 42nd Street
                                      New York, New York 10017
                                      Attention: James F. Stomber, Jr., Esq.
                                      Telephone: (212) 672-4770
                                      Telecopy:  (212) 672-3434

Board of Manager's Notice
Address/Contact:                      Board of Managers of The Condominium
                                      c/o Sullivan & Cromwell
                                      125 Broad Street
                                      New York, New York 10004
                                      Attention: Irvine D. Flinn
                                      Telephone: (212) 558-3921
                                      Telecopy: (212) 558-3006





          1. DEFINITIONS AND BASIC PROVISIONS.

          1.1 Fundamental Lease Provisions. The Fundamental Lease Provisions set forth above (the "Fundamental Lease Provisions") shall be read in conjunction with all other provisions of this Lease applicable thereto. Each reference in this Lease to any of the Fundamental Lease Provisions shall be construed to incorporate all of the terms provided for under such provisions. If there is any conflict between any of the Fundamental Lease Provisions and any other provisions of this Lease, the latter shall control. The listing in the Fundamental Lease Provisions of monetary amounts payable by Tenant shall not be construed to be an exhaustive list of all monetary amounts payable by Tenant under this Lease.

          1.2 Definitions. In addition to other terms defined herein, the following terms shall have the meanings set forth herein unless the context otherwise requires:

          "AAA"  shall  mean  the  American  Arbitration   Association  and  its
successors.

          "Abatement Application" shall mean Abatement Application as defined in
Section 41(H).

          "Actual LMP  Benefits"  shall mean  Actual LMP  Benefits as defined in
Section 41(E).

          "ADA" shall mean the Americans with Disabilities Act of 1990 as defined in Section 7.6.

          "Additional Rent" shall mean Tenant's Tax Payment and Tenant's Operating Payment and any and all other sums other than Base Rent due and payable by Tenant to Landlord under this Lease, including, but not limited to, Tenant's Tax Payment and Tenant's Operating Payment.

          "After-Hours HVAC" shall mean After-Hours HVAC as defined in Section 8.5.

          "Alterations" shall mean Alterations as defined in Section 12.1.

          "Applicable Laws" shall mean Applicable Laws as defined in Section 34.2(a).


          "Approved Contractors" shall mean those contractors listed on Exhibit H attached hereto and made a part hereof. In addition to those contractors listed on Exhibit H, Landlord and any Landlord affiliate shall be deemed Approved Contractors. Landlord reserves the right to amend the list of Approved Contractors to add new contractors or remove existing contractors at any time upon five (5) days prior written Notice to Tenant. Tenant reserves the right to request that additional approved contractors be added to Exhibit H, subject to the prior written approval of Landlord, not to be unreasonably withheld or delayed.

          "Bankruptcy Code" shall mean the Bankruptcy Code of 1978, as same may be amended.

          "Base Rent" shall mean the Base Rent as set forth in the Fundamental Lease provisions.

          "Base Rent Commencement Date" shall mean the Base Rent Commencement Date as defined in the Fundamental Lease Provisions.

          "Board of Managers" is defined in the Condominium Documents.

          "Broker" shall mean Broker as defined in Section 28.1.

          "Building" shall mean the building located on the Land and having the street address 125 Broad Street, New York, New York.

          "Building Rules and Regulations" shall mean the rules and regulations for the Building as set forth in Exhibit D attached hereto and any other building rules and regulations adopted from time to time by Landlord or the Board of Managers.

          "Building Standards" shall mean the Building Standards for alterations to the Building as set forth in Exhibit C attached hereto and any other building standards adopted from time-to-time by Landlord or the Board of Managers.

          "Business Hours" shall mean Business Hours as defined in Section 8.3.

          "By-Laws" shall mean the By-Laws of the Condominium, as the same may be amended, restated, supplemented or otherwise modified from time to time in accordance with the Declaration and the terms and provisions of this Lease.

          "Calendar Year" shall mean Calendar Year as defined in Section 5.1(F).

          "Common Elements" shall mean those areas and facilities in the Building designated in the Declaration as Common Elements or Limited Common elements, as such Common elements or Limited Common Elements may be changed from time to time.

          "Condominium" shall mean the leasehold condominium known as "The 125 Broad Condominium" established by the Declaration.

          "Condominium Documents" shall mean the Declaration, the By-Laws, the Building Rules and Regulations and the Building Standards, as each of the same may be amended, restated, supplemented or otherwise modified from time-to-time.

          "Declaration" shall mean The Declaration of Condominium dated December 23, 1994, recorded in the Office of the Register of The City of New York in New York County (the "Register's Office") on January 10, 1995, in Reel 2171 at Page 1959, as amended by that certain First Amendment to Declaration dated as of March 28, 1995, recorded in the Register's Office on April 6, 1995, in Reel 2197 at Page 1306, by that certain Second Amendment to Declaration dated as of December 30, 1996, recorded in the Register's Office on February 6, 1997, in Reel 2025 at Page 2419 and by that certain Third Amendment to Declaration dated as of June 1, 1997, recorded in Reel 2531, Page 0375 and as the same may be further amended, restated, supplemented or otherwise modified from time to time.

          "Department" shall mean Department as defined in Section 41(C).

          "Electrical Rates" shall mean Electrical Rates as defined in Section 8.6(d).

          "Event of  Default"  shall  mean an Event of  Default  as  defined  in
Section 25.1.

          "Expiration Date" shall mean 11:59 p.m., New York, New York time on March 31, ---------------- 2004.


          "Force Majeure" shall mean Force Majeure as defined in Section 40.7.

          "Further Benefits" shall mean Further Benefits as defined in Section 41(I).

          "Further  Cooperation"  shall mean Further  Cooperation  as defined in
Section 41(I).

          "General Contractor" shall mean the Approved Contractor selected by Tenant.

          "Governmental Authorities" shall mean the United States, the State of New York, the City of New York and all political subdivisions thereof, and any agency, department, commission, board, bureau or instrumentality of any of them, now or hereafter having or claiming jurisdiction over the Premises.

          "Ground Lease" shall mean that certain lease dated December 31, 1968, between John P. McGrath and Sol G. Atlas, as landlord, and Two New York Plaza Company, as tenant, a memorandum of which was recorded on May 21, 1969, in the Register's Office, in Reel 140, Page 730, which lease affects certain real property located in the City, County and State of New York, commonly known as 125 Broad Street, New York, New York, which lease has been amended by the following agreements: (a) Memorandum of Agreement modifying Lease, dated as of December 1, 1969, and recorded on March 19, 1970, in the Register's Office in Reel 168, Page 1219; (b) Memorandum of Modification of Lease with option to purchase, dated as of June 28,1974, and recorded on July 2, 1974, in the Register's Office in Reel 318, Page 401; (c) Assignment of Lease to American Express Company, dated June 28, 1974, and recorded in the Register's office in Reel 318, Page 410; (d) Assignment of Lease to American Express Company and American Express International Banking Company, dated March 26, 1976, and recorded on April 19, 1976, in the Register's Office in Reel 367, Page 80; (e) Assignment of Partial Interest in Lease to Ardmore Properties, Inc., recorded in the Register's Office in Reel 585, Page 1881; (f) Assignment of Lease by Ardmore Properties, Inc. to American Express Company dated June 24, 1982, and recorded in the Register's Office on June 29, 1982, in Reel 628, Page 1067; (g) Amendment of Lease by and between Sandra Atlas Bass, John P. McGrath and Arthur Roth, as Executors under the Last Will and Testament of Sol G. Atlas, deceased, and John
P. McGrath, individually, as lessors, and American Express Company and American Express International Banking Corporation, as lessees, dated July 1, 1979, and recorded in the Register's Office on April 1, 1983, in Reel 679, Page 1277; (h) Assignment of Lease by American Express Company and American Express International Banking Corporation, as assignors, to Olympia & York 125 Broad Street Company, as assignee, dated February 1, 1983, and recorded in the Register's Office on February 3, 1983, in Reel 695, Page 1305 and (i) Modification Agreement for Ground Lease, dated as of December 28, 1994, among Sandra Atlas Bass and Robert Zabelle, as Executors, and Lucy McGrath, as Executrix, as Lessors, and Sullivan & Cromwell, Johnson & Higgins, and Landlord, as Lessee.

          "Hazardous  Materials"  shall mean  Hazardous  Materials as defined in
Section 34.5.

          "Holdback" shall mean Holdback as defined in Section 7.5.

          "Holidays" shall mean Holidays as defined in Section 8.3.

          "HVAC" shall mean HVAC as defined in Section 8.1(vi).

          "Insurance Requirements" shall mean Insurance Requirements as defined in Section 10.1.

          "Land" shall mean the parcel of land more particularly described in Exhibit A annexed hereto.

          "Landlord" shall mean 125 Broad Unit C LLC, a New York limited liability company, its successors or assigns.

          "Landlord Delay" shall mean any delay that Tenant may encounter in the prosecution of Tenant's Restoration Work caused by any act, neglect, misconduct, failure or omission of Landlord, its agents, employees or contractors.

          "Landlord Parties" shall mean Landlord Parties as defined in Section 18.1

          "Landlord's Approval Criteria" shall mean Landlord's Approval Criteria as defined in Section 7.2(c).

          "Landlord's Restoration Work" shall mean Landlord's Restoration Work as defined in Section 23.2.

          "Landlord's Share" shall mean Landlord's share of the common charges for the maintenance, repair, replacement, management, operation and use of the Common Elements as determined in accordance with the provisions of the Declaration.

          "Landlord's  Statement" shall mean Landlord's  Statement as defined in
Section 5.3(b).

          "Landlord's Work" shall mean Landlord's Work as defined in Section 7.1(a).

          "Lease Commencement Date" shall mean the date of execution of this Lease by Landlord and Tenant.


          "Lease Year" or "Lease Years" shall mean each twelve (12) month period beginning on the first day of the calendar month immediately following the month in which the Base Rent Commencement Date occurs and each twelve (12) month period thereafter beginning on the anniversary of the first day of the calendar month immediately following the month in which the Base Rent Commencement Date occurs provided, however, the first "Lease Year" shall include the number of days from the Base Rent Commencement Date through the last day of the calendar month in which the Base Rent Commencement Date occurs.

          "Legal  Requirements"  shall  mean  Legal  Requirements  as defined in
Section 10.1.

          "Lower Manhattan Plan" shall mean Lower Manhattan Plan as defined in Section 41(A).

          "LMP Abatement Benefits" shall mean LMP Abatement Benefits as defined in Section 41(C).

          "Messenger  Center"  shall  mean the  Messenger  Center as  defined in
Section 8.8.

          "Notice" shall mean a Notice as defined in Section 31.1(b).

          "Occupancy Date" shall mean the date that Tenant occupies the Premises for the operation of its business. Tenant agrees to give Landlord Notice within five (5) days after the Occupancy Date that the Occupancy Date has occurred.

          "Operating  Expenses"  shall  mean  Operating  Expenses  as defined in
Section 5.1(E).

          "Partnership  Tenant"  shall  mean  Partnership  Tenant as  defined in
Section 40.5.

          "Permitted Use" shall mean Permitted Use as defined in the Fundamental Lease Provisions.

          "Premises" shall mean the Premises as defined in the Fundamental Lease Provisions.

          "Prime Rate" shall mean the Prime Rate as defined in Section 6.1.

          "Related Corporation" shall mean any natural person, corporation, partnership, joint venture, association or other business or legal entity which directly or indirectly controls, is controlled by, or is under common control with Tenant, but only for such period as such Related Corporation occupies the portion of the Premises (or the entire Premises, in the case of an assignment) for any Permitted Use and such Related Corporation continues to qualify as a Related Corporation under the terms of this Lease. For purposes hereof, "control" shall be deemed to mean the ability to direct the day to day affairs of such entity.

          "Rentable Area of the Premises" shall mean 35,000 rentable square feet.

          "Rent" shall include Base Rent and all Additional Rent and other sums required to be paid by Tenant to Landlord under this Lease.


          "Rent  Inclusion  Date" shall mean Rent  Inclusion  Date as defined in
Section 8.6(b).

          "Request  for  Consent"  shall mean  Request for Consent as defined in
Section 19.3.

          "Roof Rent" shall mean Roof Rent as defined in Section 42.

          "Security Area" shall mean Security Area as defined in Section 36.1.

          "Security   Deposit"  shall  mean  Security  Deposit  defined  in  the
Fundamental
Lease Provisions.

          "Successor Landlord" shall mean a Successor Landlord as defined in
Section 20.2.

          "Superior  Landlord"  shall  mean a  Superior  Landlord  as defined in
Section 20.1.

          "Superior  Lease"  shall mean a  Superior  Lease as defined in Section
20.1.

          "Superior  Mortgage"  shall  mean a  Superior  Mortgage  as defined in
Section 20.1.

          "Superior  Mortgagee"  shall mean a Superior  Mortgagee  as defined in
Section 20.1.

          "Taxes" shall mean Taxes as defined in Section 5.1(G).

          "Tenant" shall mean Individual Investor Group, Inc., a Delaware corporation, and to the extent permitted under this Lease, its successors or assigns.

          "Tenant's Corridor Signs" shall mean Tenant's Corridor Signs as defined in Section 14.1.

          "Tenant Delay" shall mean any delay that Landlord may encounter in the prosecution of Landlord's Restoration Work caused by any act, neglect, misconduct, failure or omission of Tenant, its agents, employees or contractors.


          "Tenant's Electric Consumption" shall mean Tenant's Electric Consumption as defined in Section 8.6(b).

          "Tenant Improvement Allowance" shall mean Tenant Improvement Allowance as defined in the Fundamental Lease Provisions.

          "Tenant's  Furnishings" shall mean Tenant's  Furnishings as defined in
Section 7.4(b).

          "Tenant's Modifications" shall mean Tenant's Modifications as defined in Section 7.2(c).

          "Tenant's Operating Payment" shall mean Tenant's Operating Payment as defined in Section 5.3(a).

          "Tenant's Plans" shall mean the Tenant's Plans as defined in Section 7.2(c).

          "Tenant's Proportionate Share" shall mean the Tenant's Proportionate Share as defined in the Fundamental Lease Provisions.

          "Tenant's  Tax Payment"  shall mean Tenant's Tax Payment as defined in
Section 5.2(a).

          "Tenant's Restoration Work" shall mean Tenant's Restoration Work as defined in Section 23.3.

          "Tenant's Work" shall mean Tenant's Work as defined in Section 7.2(a).

          "Term" shall mean the Term as defined in the Fundamental Lease Provisions.

          "Termination  Date"  shall  mean the  Termination  Date as  defined in
Section 19.4.

          "Unit" shall mean that certain leasehold condominium unit designated as Commercial Unit C in the Declaration presently consisting of the C-3 level and Floors 12 through 16 in the Building.

          "Unit Common Area" or "Unit Common Areas" shall mean those areas of the Unit, whether interior or exterior, open to the public, or all of the tenants of the Unit and not leased to a particular tenant.

     "Year-End Statement" shall mean Year-End Statement as defined in Section 5.3(c).

          2. LANDLORD'S AUTHORITY; PREMISES; TERM;2. .

          2.1 Landlord is the owner of the condominium unit known as Commercial Unit C located within the Building in which the Premises sits, and Landlord represents and warrants that it has full right and authority to lease the Premises to Tenant and to otherwise enter into this Lease on the terms and conditions set forth herein.

          2.2 Landlord leases to Tenant, and Tenant leases from Landlord, the Premises, together with all improvements and appurtenances attached thereto or installed therein.

          2.3 The term of this Lease shall commence on the Lease Commencement Date and end, unless otherwise terminated pursuant to the terms hereof, on the Expiration Date, both dates inclusive.

          3. RENTABLE AREA.

          3.1 For the purposes of this Lease the Premises shall consist of 35,000 rentable square feet. The parties have had an opportunity to measure the Premises and all rentable square footages set forth in this Lease are binding and conclusive, notwithstanding any subsequent measurement or change in measurement methodology.


          4. BASE RENT

          4.1 During the period beginning on the Base Rent Commencement Date to and including the Expiration Date, the Base Rent for the Premises shall be at the rate set forth in the Fundamental Lease Provisions for the appropriate period described therein. All payments of Base Rent shall be payable by Tenant, in United States dollars, in equal monthly installments as set forth in the Fundamental Lease Provisions, on or before the first day of each month, in advance, payable to Landlord or Landlord's agent at the address to which Notices to Landlord are to be sent hereunder, or such other place as Landlord may from time to time designate by a Notice, without any prior demand therefor and without any deductions or set-off whatsoever, except as specifically provided in this Lease. If the Base Rent Commencement Date or the Expiration Date occurs on a day other than the first or last day, respectively, of a calendar month, then the Base Rent for the month in question shall be pro-rated on a per diem basis based on the number of days in the month in question.

          4.2 Tenant shall commence the payment of Base Rent on the Base Rent Commencement Date.

          5. ADDITIONAL RENT - ESCALATIONS. -----------------------------

          5.1 For the purposes of this Lease, the following terms shall have the following meanings:

          (A) "Base Operating Expenses" shall mean Operating Expenses for the 1999 calendar year.


          (B) "Base Tax Factor" shall mean Taxes for the average of the 1998/1999 and 1999/2000 Tax Years.


          (C) "Tax Year" shall mean the twelve (12) month period commencing July 1 of each year, or such other period of twelve (12) months as the fiscal year for real estate tax purposes in the City of New York.


          (D) "Escalation Year" shall mean each calendar year which shall include any part of the Term from and after January 1, 2000.

          (E) "Operating Expenses" shall mean all expenses, costs and disbursements which Landlord shall pay because of or in connection with the ownership, management, operation, repair and maintenance of the Unit and, to the extent such costs, expenses and disbursements are allocable to Landlord, of the Building and the Common Elements, including, without limitation:

          (i) Wages, salaries, disability benefits, pensions, contributions, hospitalization, retirement plans, all fringe benefits and group insurance and other indirect expenses respecting employees of Landlord, the Board of Managers or their respective contractors and agents engaged in the operation, maintenance and repair of the Unit or the Common Elements (to the extent allocable to Landlord) up to and including the grade of building manager; uniforms and working clothes for such parties and the cleaning thereof; expenses imposed upon Landlord or the Board of Managers pursuant to any requirements of Governmental Authorities or any collective bargaining agreement with respect to such employees; worker's compensation insurance, payroll, social security, unemployment and other similar taxes with respect to such employees;

          (ii) All supplies and materials used in the operation, management, maintenance and repair of the Unit or the Common Elements (to the extent allocable to Landlord) and provided that Landlord is not separately reimbursed by other tenants in the Unit for the same (other than reimbursement in the form of payment for Operating Expenses);

          (iii) Fuel expenses for heating, ventilating and air conditioning and any other utility expenses relating to the Building (to the extent allocable to Landlord) and the untenantable portions of the Unit;

          (iv) Water and sewer rents or charges, however termed;

          (v) Cost of operation, maintenance, service, repair and replacement of the Unit and Building (to the extent allocable to Landlord) systems which provide heating, ventilating and air conditioning to the Unit and the Building.

          (vi) Cost of repairs, maintenance and replacement of heating, ventilating and air conditioning equipment installed by Landlord or the Board of Managers and located inside the on-floor heating, ventilating and air conditioning machinery rooms excluding therefrom any supplemental heating, ventilating and air conditioning equipment installed by Tenant servicing the Premises;

          (vii) Cost of all maintenance and service for the Unit Common Areas and Common Elements (to the extent allocable to Landlord) and the equipment therein, including but not limited to, security, metal, all Unit Common Area and Common Element (to the extent allocable to Landlord) elevators and elevator cab maintenance (whether or not such elevator services the Premises), lobby and interior and exterior plaza maintenance, lobby decoration and display, removal of snow, ice and debris, cleaning services, trash removal, Unit Common Areas and Common Elements (to the extent allocable to Landlord) landscape maintenance and interior and exterior window repairs, replacements and cleaning;

          (viii) Fire, extended coverage, special extended coverage, owner's protective, and other casualty coverage, boiler and machinery, sprinkler, apparatus, public liability and umbrella liability and property damage, rent or rental value and plate glass insurance and any other insurance which Landlord or the Board of Managers may deem necessary or which is required by any mortgagee of the Unit and/or the Building;

          (ix) Maintenance of the exterior of the Unit and the Building (to the extent allocable to Landlord), including interior and exterior window repairs, replacements and cleaning, and improvements which are appropriate for the continued operation of the Unit and the Building in a Class A manner but excluding repairs and general maintenance paid by the proceeds of insurance or by Tenant or other third parties;

          (x) Rental (or depreciation) of equipment used in cleaning and maintenance;

          (xi) Painting and customary and seasonal decoration of non-tenant areas;

          (xii) A management fee payable to the manager of the Unit (not to exceed three percent (3%) of all revenue received from the Unit) and management fees for the Building (to the extent allocable to Landlord);

          (xiii) Cost of maintenance, operation and inspection of any sprinkler system and alarm system;

          (xiv) Cost of extermination service administered in the Unit, the Building and general office areas of tenants (but not any kitchen, cafeteria or special food preparation areas) for rodent and pest control;

          (xv) The cost of any additional services not provided to the Unit and the Building at the commencement of the Term but thereafter provided by Landlord or the Board of Managers in order to comply with Legal Requirements;

          (xvi) Electricity for the operation of elevators, Unit and Building systems (not otherwise provided directly to or otherwise chargeable to tenants, but including certain convenience outlets on each floor of the Unit and the Building and any voltage loss resulting from the supply of electricity to the Unit and the Building) and for lighting of Unit Common Areas and the Common Elements (to the extent allocable to Landlord);

          (xvii) Sales, excise and other taxes imposed upon the services, materials or expenses enumerated herein;


          (xviii) Rental charges, including base rent and additional rent, for the office of the Unit manager, Building manager and Board of Managers (to the extent allocable to Landlord) and their respective staffs located within the Building and all the cost of all utilities consumed therein; and

          (xiii) Such other expenses, costs and disbursements paid or incurred by Landlord and the Board of Managers (to the extent allocable to Landlord) in the operation, maintenance and management of the Unit and the Building in a Class A manner.

          In addition to the foregoing costs, charges and expenses, the following shall also be deemed to be included as an Operating Expense:

          (i) Cost of operation, maintenance, service, repair and replacement of the Unit and Building systems which provide heating, ventilating and air conditioning to the Premises during Business Hours; and

          (ii) Cost of repairs, maintenance and replacement of heating, ventilating and air conditioning equipment installed by Landlord or the Board of Managers for the purpose of providing HVAC to the Premises during Business Hours.


          "Operating Expenses" shall be deemed not to include the following:

          (i) After-Hours HVAC, the cost of which shall be Additional Rent;

          (ii) Electricity provided to the Premises by Landlord, the cost of which shall be billed directly to Tenant under Section 8.6 as Additional Rent;

          (iii) Real estate brokerage and leasing commissions incurred by Landlord in connection with the leasing of the Unit;

          (iv) Wages, salaries or other compensation or benefits paid to any persons above the grade of building manager;

          (v) Expenditures for capital improvements except that Operating Expenses shall include the cost during the Term, as amortized by Landlord over the useful life of the capital improvement, of (x) expenditures for capital improvements for equipment used in cleaning, maintenance and providing Unit and Common Element (to the extent allocable to Landlord) services and for equipment which in Landlord's (or the Board of Manager's) reasonable opinion reduces any component cost included in Operating Expenses, and (y) expenditures for capital improvements required by Governmental Authorities;

          (vi) Costs of repairs or replacements incurred by reason of fire or other casualty or by the exercise of the right of eminent domain, to the extent to which Landlord is compensated therefor through proceeds of insurance or condemnation awards or otherwise;

          (vii) Advertising and promotional expenditures incurred by Landlord for the Unit;

          (viii) Legal fees incurred in negotiations or disputes with tenants of the Unit or prospective tenants for the Unit and other legal and auditing fees, other than legal and auditing fees incurred (x) in connection with the maintenance, management and operation of the Unit, Land and/or Building (to the extent allocable to Landlord) or (y) in connection with the preparation of statements required pursuant to this Article 5 or (z) in connection with any assessment reduction challenge, appeal or other contest by Landlord or the Board of Managers (to the extent allocable to Landlord) to reduce Taxes or any other component of Operating Expenses;

          (ix) Depreciation and amortization of the Unit and the Building, except that Operating Expenses shall include annual depreciation and amortization of capital improvements (x) for equipment used in cleaning, maintenance and providing Unit or Building services and for equipment which in Landlord's or the Board of Managers' reasonable opinion reduces any component cost included in Operating Expenses (provided that the amount of principal and interest included in Operating Expenses in any Calendar Year shall not exceed the reduction in the component cost of Operating Expenses resulting from such capital improvements in such Calendar Year), and (y) required by Governmental Authorities;

          (x) Expenses for preparing, renovating or redecorating space to be occupied by tenants as part of their demised premises or for tenants renewing their leases;
         (xi) Expenses incurred for services which are not provided to Tenant but which are provided to other tenants of the Unit;

         (xi) Taxes;

         (xii) Debt service on any mortgage encumbering the Unit, the Land or Building;

          (xiii) All costs incurred due to violation by Landlord of the terms and conditions of this Lease or the gross negligence or willful misconduct of Landlord during Landlord's use and operation of the Unit (but not including the use and operation of space within the Unit of other tenants within the Unit);

          (xiv) The cost of supplies and services provided by subsidiaries and affiliates of Landlord in excess of the costs generally charged by independent suppliers or contractors in similar types of buildings;

          (xv) Compensation or benefits provided to clerks, attendants, or other persons in commercial concessions operated by Landlord;

          (xvi) Any costs, fines, or penalties incurred due to violation by Landlord of any governmental rule or authority;

          (xvii) Any charge for Landlord's income tax, excess profit tax, franchise tax, or like tax on Landlord's business and tax penalties incurred as a result of Landlord's negligence, inability or unwillingness to make payments and/or to file any income tax or informational returns when due;

          (xviii) Costs incurred in the removal, encapsulation, replacement of asbestos or PCB's (as defined by Applicable Laws in effect on the Lease Commencement Date) in the Unit or Premises;

          (xix)  Costs   arising  from   Landlord's   charitable   or  political
contributions except for costs related to business improvement districts or civic associations having similar activities or goals;

          (xx) Cost of complying with Applicable Laws, including the ADA, in the Unit (excluding the costs of complying with Applicable Laws in the Premises which is covered in Section 7.6 hereof) in effect on the Lease Commencement Date but not the costs of complying with any amendments or modifications to such laws effective after the Lease Commencement Date; and

          (xxi) All categories of costs or costs of services not included in Base Operating Expenses, provided, that, such categories of Operating Expenses may be added to the Operating Expenses provided that the first year such categories or services are applicable to the Building or Unit, the cost is included in the Base Operating Amount.

          In computing Operating Expenses, Landlord shall include only those expenses, costs and disbursements which Landlord and the Board of Managers has paid or become obligated to pay because of or in connection with the ownership, management, operation, repair and maintenance of the Unit, the Building and Land, in a manner consistent with the standards of Class A office buildings, all of which shall be subject to the foregoing exclusions from Operating Expenses set forth in this Section 5.1(E). There shall be credited as a deduction to Operating Expenses all amounts collected from specific tenants of the Unit and the Building (to the extent allocable to Landlord) to the extent the amount billed to such tenant and subsequently collected were included in Operating Expenses. Operating Expenses shall be net only and for that purpose shall be deemed reduced by the amount of all reimbursements, recoupments, payments, discounts, credits, reductions, allowances or the like actually received by Landlord in connection with Operating Expenses; provided, however, that Landlord shall include in Operating Expenses the reasonable costs and expenses, if any, incurred by Landlord in obtaining such reimbursements, recoupments, payments, discounts, credits, reductions, allowances or the like; provided, further, however, Landlord shall have no obligation to take any action to receive such reimbursement, recoupment, payment, discount, credit, reduction, allowance or the like.

          If during all or part of any Lease Year, (i) less than 95% of the leasable space of the Unit)(and/or where appropriate as reasonably determined by Landlord, the Building) is occupied by tenants or occupants and/or (ii) a tenant or occupant of any leasable space of the Unit or the Building, in lieu of having Landlord or the Board of Managers perform any work or service, the cost of which, if performed by Landlord of the Board of Managers, would have been includable in Operating Expense, itself performs the same or causes the same to be performed, then the Operating Expenses for such Lease Year shall be increased to reflect the Operating Expenses that would have been payable had the Unit or the Building been 95% occupied throughout such Lease Year or had Landlord or the Board of Managers performed such work or services, as the case may be.

          (F) "Calendar Year" shall mean each calendar year, commencing with the calendar year in which the Lease Commencement Date occurs, and each subsequent calendar year in which any part of the Term falls, through and including the calendar year in which the Term expires.


          (G) "Taxes" shall mean all real estate taxes and/or payments in lieu of real estate taxes, business improvement district taxes and assessments, special or otherwise, levied or assessed upon the Taxable Property. Should the City of New York, the State of New York, or any political subdivision thereof, or any other Governmental Authority having jurisdiction over the Taxable Property (i) impose a tax, assessment, charge or fee, in substitution (whether in whole or in part) for such real estate taxes or payments in lieu of real estate taxes, or (ii) impose an income or franchise tax or a tax on rents in substitution (whether in whole or in part) for such real estate taxes, all such taxes, assessments, charges or fees shall be deemed to constitute Taxes hereunder. Taxes shall not include any inheritance, estate, succession, transfer, gift, franchise, net income or capital stock tax imposed against Landlord.

          (H) "Taxable Property" means the Unit, the Common Elements appurtenant thereto (but only to the extent of the Landlord's Share with respect thereto), and other interest of Landlord as owner of the Unit in the Building and the Land, and all rights, privileges and interests appurtenant thereto.


          5.2 (a) If Taxes payable in any Tax Year falling wholly or partially within the Term shall be in such amount as shall constitute an increase above the Base Tax Factor, Tenant shall pay as Additional Rent for such Tax Year a sum ("Tenant's Tax Payment") equal to Tenant's Proportionate Share of such excess. Tenant's Tax Payment for each Tax Year shall be due and payable in twelve (12) equal monthly installments on the first day of each and every month during each Tax Year and shall be set forth in the first instance in a Landlord's Statement (hereinafter defined) given to Tenant. If a Landlord's Statement is furnished to Tenant after the commencement of a Tax Year in respect of which such Landlord's Statement is rendered, Tenant shall, within thirty (30) days thereafter, pay to Landlord an amount equal to the amount of any underpayment of Tenant's Tax Payment with respect to such Tax Year and, in the event of any overpayment, Landlord shall either pay to Tenant, or, at Tenant's election, credit against subsequent payments of Base Rent and Additional Rent under this Lease the amount of Tenant's overpayment. If there shall be any increase in Taxes for any Tax Year, whether during or after such Tax Year, or if there shall be any decrease in the Taxes for any Tax Year during such Tax Year, Landlord may furnish a revised Landlord's Statement for such Tax Year, and Tenant's Tax Payment for such Tax Year shall be adjusted and paid or credited or refunded, as the case may be, substantially in the same manner as provided in the preceding sentence. If during the Term, Taxes are required to be paid (either to the appropriate taxing authorities or as tax escrow payments to the Superior Landlord or the Superior Mortgagee), in full or in monthly, quarterly, or other installments (but no more frequently than monthly) on any other date or dates than as presently required, then Tenant's Tax Payments shall be correspondingly accelerated or revised so that said Tenant's Tax Payments are due at least thirty (30) days prior to the date payments are due to the taxing authorities or the Superior Landlord or the Superior Mortgagee. If Landlord makes an early payment or prepayment of Taxes entitling Landlord to a discount and if Tenant shall have paid Tenant's Tax Payment to Landlord with respect to such discounted Taxes in advance of Landlord's early payment or prepayment, then Tenant shall be entitled to Tenant's Proportionate Share of such discount. In addition, if any tax exemption or abatement relating to all or part of the Land applies generally to real property located in Downtown Manhattan (as opposed to resulting from a specific exemption or abatement program related to the specific acts of Landlord or of any tenant), then Tenant shall be entitled to Tenant's Proportionate Share of such abatement or exemption. Otherwise, the benefit of any discount for any early payment or prepayment of Taxes, as well as any tax exemption or abatement relating to all or any part of the Land, shall accrue solely to the benefit of Landlord and such discount or exemption shall not be subtracted from Taxes. (b) If the real estate tax fiscal year of The City of New York shall be changed at any time after the date hereof, any Taxes for such fiscal year, a part of which is included within a particular Tax Year and a part of which is not so included, shall be apportioned on the basis of the number of days in such fiscal year included in the particular Tax Year for the purposes of making the computations under this Section.

          (c) If Landlord shall receive a refund of Taxes for any Tax Year, Landlord shall, at Landlord's election, either credit Tenant's Proportionate Share of such refund against subsequent payments of Additional Rent under this Lease, or pay Tenant's Proportionate Share of the refund to Tenant, in either case, after deducting from such refund the reasonable costs and expenses incurred by Landlord in obtaining such refund. Nothing herein shall obligate Landlord to file any application or institute any proceeding seeking a reduction in Taxes or assessed valuation. Tenant agrees to reasonably cooperate with Landlord in prosecuting any such reduction.

          (d) Tenant's Tax Payment and any credits with respect thereto as provided in this Section shall be made as provided in this Section regardless of the fact that Tenant may be exempt, in whole or in part, from the payment of any taxes by reasons of Tenant's diplomatic or other tax exempt status or for any other reason whatsoever.

          (e) In the event of a termination of this Lease, any Additional Rent under this Section shall be paid or adjusted within thirty (30) days after submission of Landlord's Statement. Except to the extent that overpayments made by Tenant under this Section 5.2 may be credited against Base Rent as herein provided, in no event shall Base Rent ever be reduced by operation of this Section, and the rights and obligations of Landlord and Tenant under the provisions of this Section with respect to any Additional Rent shall survive the termination of this Lease.

          (f) Each Landlord's Statement furnished by Landlord with respect to Tenant's Tax Payment shall be accompanied by a copy of the real estate tax bill for the Tax Year referred to therein, but Landlord shall have no obligation to deliver more than one such copy of the real estate tax bill in respect of any Tax Year.


          5.3 (a) For each Calendar Year during the Term, Tenant shall pay a sum equal to Tenant's Proportionate Share of the amount by which Operating Expenses for such Calendar Year exceed Base Operating Expenses ("Tenant's Operating Payment").

          (b) Landlord shall furnish to Tenant, prior to the commencement of each Calendar Year, a Landlord's Statement ("Landlord's Statement") setting forth Tenant's Tax Payment and Landlord's estimate of Tenant's Operating Payment for such Calendar Year, and the method of calculation of Tenant's Operating Payment for such Calendar Year. Tenant shall pay to Landlord on the first day of each month during such Calendar Year an amount equal to one-twelfth (1/12th) of Landlord's estimate of Tenant's Operating Payment for such Calendar Year. If, however, Landlord shall furnish any such estimate for a Calendar Year subsequent to the commencement thereof, then (x) until the first day of the month following the month in which such estimate is furnished to Tenant, Tenant shall pay to Landlord on the first day of each month an amount equal to the monthly sum payable by Tenant to Landlord under this Section in respect of the last month of the preceding Calendar Year; (y) promptly after such estimate is furnished to Tenant or together therewith, Landlord shall give notice to Tenant stating whether the installments of Tenant's Operating Payment previously made for such Calendar Year were greater or less than the installments of the Tenant's
Operating Payment to be made for such Calendar Year in accordance with such estimate, and (i) if there shall be a deficiency Tenant shall pay the amount thereof within thirty (30) days after demand therefor, or (ii) if there shall have been an overpayment, Landlord shall, at Landlord's option, promptly either refund to Tenant the amount thereof or credit the amount thereof against subsequent payments of Additional Rent under this Lease; and (z) on the first day of the month following the month in which such estimate is furnished to Tenant, and monthly thereafter throughout the remainder of such Calendar Year, Tenant shall pay to Landlord an amount equal to one-twelfth (1/12th) of Tenant's Operating Payment shown on such estimate. Landlord may at any time or from time to time furnish to Tenant a revised Landlord's Statement of Landlord's estimate of Tenant's Operating Payment for such Calendar Year; and in such case, Tenant's Operating Payment for such Calendar Year shall be adjusted and paid or refunded, as the case may be, substantially in the same manner as provided in the preceding sentence.


          (c) Within one hundred twenty (120) days after the end of each Calendar Year Landlord shall furnish to Tenant a statement (the "Year-End Statement") for such Calendar Year of Tenant's Operating Payment then in effect. Each such Year-End Statement for any Calendar Year in which Tenant's Operating Payment is due shall be accompanied by a computation of Operating Expenses for the Unit and the Building (to the extent allocable to Landlord) from which Landlord shall make the computation of Operating Expenses hereunder. If the Landlord's Statement shall show that the sums paid by Tenant under this Section exceeded Tenant's Operating Payment for such Calendar Year, Landlord shall, at Landlord's option, either refund to Tenant the amount of such excess within thirty (30) days after the furnishing of the Landlord's Statement to Tenant or credit the amount of such excess against subsequent payments of Additional Rent under this Lease; and if the Landlord's Statement for such Calendar Year shall show that the sums so paid by Tenant were less than Tenant's Operating Payment for such Calendar Year, Tenant shall pay the amount of such deficiency within thirty (30) days after demand therefor.

          (d) In the event of a termination of this Lease, any Additional Rent under this Section shall be paid or adjusted within thirty (30) days after submission of Landlord's Statement. In no event shall Base Rent ever be reduced by operation of this Section and the rights and obligations of Landlord and Tenant under the provisions of this Section with respect to any Additional Rent shall survive the termination of this Lease.

          5.4 If the Commencement Date or the Expiration Date shall occur on a date other than January 1 or December 31, respectively, any Additional Rent under this Section for the Escalation Year in which such Commencement Date or Expiration Date shall occur shall be apportioned in that percentage which the number of days in the period from the Lease Commencement Date to December 31 or from January 1 to the Expiration Date, as the case may be, both inclusive, shall bear to the total number of days in such Escalation Year.

          5.5 The computations of Additional Rent under this Article are intended to constitute a formula for an agreed rental adjustment, may or may not include all costs and expenses incurred by Landlord with respect to the Unit and the Building and accordingly may or may not constitute an actual reimbursement to Landlord for costs and expenses paid by Landlord with respect to the Unit and the Building.


          5.6 Landlord shall keep, for a period of two years (2) after any Year-End Statement required under this Article 5 is delivered to Tenant, either at the Building or at Landlord's offices in New York, New York, records in reasonable detail of the Operating Expenses for the period covered by such statement, and Landlord shall permit Tenant, at Tenant's expense, within the aforesaid two (2) years, to examine, copy and audit such records during business hours at reasonable times following reasonable Notice at the office where Landlord is keeping such records. After the expiration of the aforesaid two (2) years, Landlord shall have no obligation to retain such records.

          5.7 Each Year-End Statement shall be conclusive and binding upon Tenant unless within one (1) year after its receipt of any such statement Tenant shall, by Notice to Landlord, dispute the correctness of said statement. If Tenant fails to send the aforesaid Notice within one (1) year after its receipt of the Year-End Statement, Tenant shall be conclusively deemed to have accepted such Year-End Statement and waived any right to audit such Year-End Statement or Landlord's records pertaining thereto. Any such Notice shall set forth in reasonable detail the basis of such dispute. If Tenant timely delivers the aforesaid Notice, Tenant shall be entitled to audit Landlord's books and records pertaining to the matters indicated in the aforesaid Notice which audit shall be conducted in accordance with the provisions of Section 5.9 hereof. Pending the determination of any such dispute by agreement or otherwise, Tenant shall pay Tenant's Tax Payment and Tenant's Operating Payment in accordance with the applicable Year-End Statement, and such payment shall be without prejudice to Tenant's position. Tenant shall pay to Landlord any unpaid amounts within thirty
(30) days after the resolution of any dispute regarding same.


          5.8 Landlord shall have the right at any time within two (2) years from the delivery of any Year-End Statement to Tenant to render revised Year-End Statements to Tenant reflecting any adjustment in Operating Expenses, Tenant's Operating Payment and/or Tenant's Tax Payment. Within thirty (30) days after Tenant's receipt of any Year-End Statement, Tenant shall pay Landlord any deficiency, or receive a credit from Landlord for any excess against any ensuing payments hereunder, in either case, between the amount due pursuant to the revised Year-End Statement and the Year-End Statement to which such revised Year-End Statement pertains. Each such revised Year-End Statement shall be conclusive and binding upon Tenant unless within one (1) year after its receipt of any such revised statements Tenant shall, by Notice to Landlord, dispute the correctness of said revised statement. If Tenant fails to send the aforesaid Notice within one (1) year after its receipt of the revised Year-End Statement, Tenant shall be conclusively deemed to have accepted such revised Year-End Statement and waived any right to audit such revised Year-End Statement or Landlord's records pertaining thereto. Any such Notice shall set forth in reasonable detail the basis of such dispute. If Tenant timely delivers the aforesaid Notice, Tenant shall be entitled to audit Landlord's books and records pertaining to the matters indicated in the aforesaid Notice which audit shall be conducted in accordance with the provisions of Section 5.9 hereof. Pending the determination of any such dispute by agreement or otherwise, Tenant shall pay Tenant's Tax Payment and Tenant's Operating Payment in accordance with the applicable revised Year-End Statement, and such payment shall be without prejudice to Tenant's position. Tenant shall pay to Landlord any unpaid amounts within thirty (30) days after the resolution of any dispute regarding same.

          5.9 If Tenant has timely exercised its option to conduct an audit set forth in Section 5.7 or 5.8 above, Tenant shall have a period of ninety (90) days in which to complete such audit. Such audit shall take place in Landlord's offices in New York City, or in such other offices in New York City as designated by Landlord, and must be performed by a "Big-5" accounting firm. Landlord agrees to give Tenant in a reasonably timely fashion access to such documents in Landlord's possession or control which are necessary to conduct the audit including, without limitation work papers prepared by Landlord's certified public accountants, canceled checks, invoices, and such other documents as may be reasonably required and necessary to conduct the audit. Tenant shall have the right to receive the documentation described above for up to the two (2) previous years of the Term (Tenant shall not be entitled to any documentation for the years prior to the Term) in order to have a basis for comparison of Operating Expenses, but such two (2) years shall not be subject to audit. Any dispute over Operating Expenses that is not settled within Tenant's aforesaid ninety (90) day period, or such longer period as the parties may mutual agree may, at the option of either party, be submitted to arbitration in accordance with Article 35 of this Lease. In the event that it is ultimately determined in accordance with the arbitration procedures set forth in Article 35 hereof or by mutual agreement of the parties hereto, that a refund of any Additional Rent paid by Tenant in respect of Operating Expenses exceeds five percent (5%) of the total so paid by Tenant for such year, Landlord shall refund such overcharge to Tenant as a credit against future installments of Base Rent and Additional Rent in accordance with Section 5.2 hereof, and Landlord shall also pay interest on the overcharge at the Prime Rate from the date that the Year-End Statement or revised Year-End Statement (whichever is in dispute) was delivered to Tenant until the date Landlord has reimbursed Tenant for such overcharge.

          5.10 Each and every payment required under this Article 5, as well as any other amounts which are owed by Tenant to Landlord under this Lease, whether requiring lump sum payments or constituting projected monthly amounts in addition to the Base Rent, shall for all purposes be treated and considered as Additional Rent. The failure of Tenant to pay such Additional Rent as and when due without demand shall have the same effect as failure to pay any installment of Base Rent and shall afford Landlord all remedies provided in the Lease therefor.

          5.11 Both Tenant's obligation for payment of Additional Rent for any period during the Term of the Lease and Landlord's obligation to refund excess payments on account of Additional Rent for any period during the Term of the Lease shall survive the expiration or any sooner termination of the Lease, subject, however, to the provisions of Section 5.8 hereof.

          5.12 Notwithstanding anything herein to the contrary, neither Tenant's Tax Payment nor Tenant's Operating Payment shall accrue, nor shall any of the same be due and owing to Landlord on or before January 1, 2000.

          6. LATE CHARGE.

          6.9 Any installment of Base Rent or Additional Rent hereunder that is not paid within five (5) days of the date when due hereunder shall bear interest from the due date until paid at the rate of three percent (3%) over the then "Prime Rate" as published in The Wall Street Journal or The New York Times for ninety (90) day unsecured loans to major corporate borrowers (unless such rate is usurious as applied to Tenant, in which case the highest rate permitted by law shall apply) (the "Prime Rate"). Notwithstanding the foregoing, Tenant shall be entitled to one (1) five (5) day Notice of late payment of Base Rent or Additional Rent in any twelve (12) month period before Landlord shall be entitled to impose the foregoing late fee on Tenant. In the event the Prime Rate is no longer the reference rate for ninety (90) day unsecured loans to major corporate borrowers, the replacement or successor reference rate to the Prime Rate shall be used in determining the interest to be paid by Tenant pursuant to this Section.


          6.10 In the event at any time during the Term of this Lease, Landlord expends any sums on behalf of Tenant, the repayment of which are the sole responsibility of Tenant, whether or not Tenant receives Notice of the expenditure of such funds by Landlord, Landlord shall be entitled to receive from Tenant, as Tenant agrees to pay, in addition to such sums, interest thereon calculated at the Prime Rate from the date Landlord expends such sums until same are repaid to Landlord.

          7 LANDLORD'S WORK.

          7.1 (a) Landlord shall have no obligation to perform any work in, or make any alterations or improvements to, the Premises other than to deliver the space in "as is", vacant and broom clean condition, subject to latent defects in the Premises, except for the work set forth on Exhibit G hereto ("Landlord's Work"). Landlord agrees to perform all Landlord's Work diligently, in a workmanlike manner and in accordance with Applicable Law.

          (b) Landlord shall complete Landlord's Work in accordance with a schedule for completion to be mutually and reasonably agreed upon by Tenant and Landlord. Landlord and Tenant shall simultaneously perform the work to be completed by each and Landlord and Tenant agree to cooperate with each other in order that each of Landlord and Tenant may complete the work to be performed by such party in an expeditious manner. Landlord agrees to provide Tenant with Form ACP-5 with respect to the Premises within ten (10) Business Days of receipt of all Tenant's Plans necessary to obtain such Form ACP-5 as reasonably determined by Landlord.


          7.2 (a) For the purposes of this Lease, the term "Tenant's Work" shall mean the work, installations, improvements and equipment described in Tenant's Plans. Tenant shall perform, or cause to be performed, Tenant's Work subject to the provisions of this Article 7 and substantially in accordance with Tenant's Plans, as modified by Change Orders approved by Landlord pursuant to Article 7.

          (b) Tenant shall be responsible for all fees, costs and expenses associated with Tenant's Work including but not limited to all costs associated with the architectural and engineering plans required for Tenant's Work. Tenant shall also be responsible for compliance with all federal, state and local fire safety and life safety codes as part of all Tenant's Work.


          (c) Tenant may not connect into any portion of the Building located outside of the Premises or to any pipes, shafts or conduits outside of the Premises without the prior written consent of Landlord.

          (d) Tenant, at its expense, shall prepare and submit to Landlord complete drawings (including sprinkler, HVAC, electrical, plumbing, telephone, reflected ceiling and partition plans) for Tenant's Work ("Tenant's Plans"). Tenant's Plans shall consist of six (6) copies, including one (1) sepia. Within ten (10) days after receipt by Landlord of Tenant's Plans, Landlord (i) shall give its approval thereto or (ii) if Landlord reasonably believes that Tenant's Plans may adversely affect the structure or systems of the Building or do not comply with all Legal Requirements, Insurance Requirements or any provision of this Lease (the "Landlord's Approval Criteria"), Landlord shall request revisions or modifications ("Tenant's Modifications") to Tenant's Plans in order that same shall comply with Landlord's Approval Criteria. If Landlord fails to respond to Tenant's request to consent to Tenant's Plans within the foregoing ten (10) day period, then Tenant shall be required to submit an additional five
(5) day notice to Landlord stating to Landlord in bold fourteen point type that Tenant's Plans will be deemed approved by Landlord if Landlord fails to respond to Tenant within five (5) days of Landlord's receipt of such second notice. If Landlord fails to respond to such the foregoing five (5) day notice, then
Tenant's Plans will be deemed approved for all purposes in this Lease as if Landlord had originally given its consent thereto. Within seven (7) days following Tenant receipt of the Tenant's Modifications, Tenant shall revise the Tenant's Plans and submit Tenant's Modifications to Landlord for Landlord's approval. Within seven (7) days following receipt by Landlord of such Tenant's Modifications, Landlord shall give its written approval thereto or shall request further revisions or modifications therein (but relating only to the extent that Tenant's Modifications fail to comply with Landlord's Approval Criteria). If Landlord fails to respond to Tenant within the foregoing seven (7) day period, then Tenant shall be required to give Landlord an additional seven (7) day notice stating in bold faced fourteen point type that if Landlord fails to respond to such seven (7) day notice, then Tenant's Modifications shall be deemed approved as if Landlord had originally given its consent thereto. If Tenant fails to respond to such seven (7) The preceding two sentences shall be implemented repeatedly until Landlord gives its written approval to the Tenant's Modifications. Within seven (7) days after Landlord has given its written approval of Tenant's Plans, as modified by Tenant's Modifications, Tenant shall transmit to Landlord six (6) copies (and one (1) sepia) of final Tenant's Plans which incorporate Tenant's Modifications. Without prejudice to the foregoing approval rights of Landlord over Tenant's Plans and Tenant's Modifications, Landlord agrees to execute and deliver to Tenant within five (5) Business Days of request therefor all building permit applications presented by Tenant to Landlord which are necessary to complete Tenant's Work and which are properly completed.


          (e) Tenant shall retain an Approved Contractor to construct Tenant's Work in a good and workmanlike manner. In the event Landlord determines that the employment of the Approved Contractor may, or during the course of Tenant's prosecution of Tenant's Work does, interfere with construction performed by, or cause any conflict or labor dispute with, any other contractor, subcontractor or other party engaged in the construction, maintenance or operation of the Building or the Premises, Landlord shall have the right to require the replacement of the Approved Contractor with another contractor selected by Tenant and approved by Landlord. Landlord may disapprove any contractors and subcontractors for cause or if such contractors or subcontractors are or become known to be a probable cause of a labor dispute relating to the Building or the Premises or in the event any such approved contractor changes its nature or method of operation to an extent which is reasonably deemed by Landlord to be inconsistent with the then standards of the Building. Landlord and any Landlord affiliate shall have the right to bid on any Tenant's Work and Tenant agrees to timely notify Landlord of the bid process (provided, that, Tenant shall not be obligated to accept Landlord's or Landlord's affiliate's bid).

          7.3 (a) Possession of the Premises shall be delivered to Tenant on the Base Rent Commencement Date.

          7.4 (a) Commencing on the Base Rent Commencement Date, provided Tenant has complied with the provisions of Section 7.2, Tenant shall be permitted to enter upon the Premises and commence construction of Tenant's Work and may bring and install into the Premises installations, furniture and equipment necessary for Tenant's occupancy of the Premises ("Tenant's Furnishings"). Tenant shall perform such delivery and installation in a manner as to not unreasonably interfere with Landlord's performance and completion of any other work Landlord is performing in the Unit (and the Board of Managers is performing in the Building); provided, however, that at all times the performance and completion of any work being performed by Landlord and the Board of Managers (and Landlord's and the Board of Managers' requirements for access to the Building and the Premises in connection with the performance and completion of such work by Landlord and the Board of Managers) shall take precedence over the delivery and installation of Tenant's Work and Tenant's Furnishings. Tenant shall access the Premises for the delivery and installation of Tenant's Work and Tenant's Furnishings by way of the Building freight elevators only, and Tenant shall not be permitted to use the passenger elevators for the delivery to or removal from the Premises of any Tenant's Furnishings or for any material or supplies necessary to construct Tenant's Work. Tenant's use of the freight elevators shall be on a non-exclusive basis and Tenant shall pay for Landlord's providing such freight elevator service within ten (10) days after Tenant's receipt of an invoice therefor. Subject to the procedure in the Condominium Documents relating to freight elevator service, use of the freight elevators shall be supplied to Tenant only upon twenty-four (24) hours Notice to Landlord and the Board of Managers in accordance with the procedure set forth in Exhibit F, provided such use does not interfere with the performance of any work being performed by Landlord or the Board of Managers. Landlord and the Board of Managers reserve the right to restrict and regulate the types and amounts of equipment and installations which may be transported to and from the Premises by means of the freight elevators. Any such equipment or installations which exceeds the manufacturer's specifications for such freight elevators shall not be transported by means of the freight elevators but shall be delivered to and removed from the Premises by Tenant at Tenant's expense by a material hoist or hoists maintained by Tenant in accordance with all Legal Requirements and Insurance Requirements.

          (b) Commencing on the Base Rent Commencement Date, Tenant shall pay, as Additional Rent, the costs of any utilities supplied to the Premises, within ten (10) days of receipt of an invoice from Landlord.



          7.5 (a) Subject to the terms and conditions set forth below, Landlord shall reimburse Tenant up to a maximum amount of the Tenant Improvement Allowance for costs incurred by Tenant in connection with Tenant's Work. Tenant may utilize up to ten percent (10%) of the Tenant Improvement Allowance for furniture, fixtures and equipment installed in the Premises and for architects and engineering fees incurred by Tenant in connection with Tenant's Work. Landlord shall disburse in accordance with this Section 7.5 the Tenant Improvement Allowance, or portions thereof, from time to time, but not more often than once in any thirty (30) day period. On or before the first (1st) day of the calendar month following commencement of Tenant's Work, and on or before the first (1st) day of each calendar month thereafter until the Tenant Improvement Allowance shall have been advanced in full, Tenant shall submit to Landlord an application for payment ("Application for Payment"), on a form reasonably satisfactory to Landlord, together with waivers of mechanic's liens (through the date of the last payment made by Landlord to Tenant), the General Contractor's request for payment including any supporting information therefore, and all other documents required by Landlord setting forth in complete detail the items set forth in this Section 7.5. In addition, for each Application for Payment which includes materials and/or equipment stored at off-Premises storage locations, Tenant shall furnish to Landlord evidence reasonably satisfactory to Landlord that title to all such materials and/or equipment has vested in Tenant free and clear of any security interest, or other encumbrances, and any other documentation as may be reasonably required by Landlord. Without limiting the foregoing, Tenant shall submit an affidavit from itself and each contractor covered by the Application for Payment, in form and substance satisfactory to Landlord, that shall include the following provisions:

          (1) That the General Contractor/subcontractor set forth in the Application for Payment has been paid in full, in accordance with the specifications and contract obligations, for all work, labor, materials and services supplied or performed in connection with said work to the date of the requisition, and as of said date there are no unpaid claims for any said labor or materials in connection with the performance of said work except as stated in
Section 7.5(a)(3).

          (2) That as the date hereof no amounts are due and no claims have been made against Tenant or any General Contractor/subcontractor for any unpaid material or labor with the exception of the following; all of which are for labor and/or materials provided since the date of the requisition preceding this requisition, and as to such unpaid claims the Tenant is authorized, at its option, on behalf of the General Contractor/subcontractor, to make direct payment to such claimants and charge same to the General Contractor/subcontractor, e.g.:

             Name & Address                 Item                        Amount



          (3) That Tenant and the General Contractor  represent and warrant that
(i) the partial payment then requested to be disbursed has been incurred by Tenant on account of the Tenant's Work or is justly due on account thereof, (ii) the materials, supplies and equipment for which such Application for Payment is being submitted have been installed or incorporated into the Premises or have been stored at the Premises or at such off-Premises site storage locations as shall have been approved in writing by Landlord, (iii) the materials, supplies and equipment are not subject to any liens or encumbrances, (iv) no mechanic's, laborer's, vendor's, materialman's or other liens have been filed in connection with the Premises or any of the materials, supplies or equipment incorporated therein or purchased in connection therewith, and (v) the work which is the subject of such Application for Payment has been performed in accordance with the Lease.

          (ii) The Application for Payment so approved will include payment on account of Tenant's Work performed to date, based upon the General Contractor's application for payment, but not in excess of the amount payable pursuant to the General Contractor's application for payment.

          (iii) On or before the thirtieth (30th) day after Landlord's receipt of any Application for Payment, together with all backup documentation that Landlord may request, and provided that all requirements of Section 7.5(a) (and with respect to the final advance of the Tenant Improvement Allowance, the requirements of Section 7.5(a)(v)) have been met, the amount certified for payment, or such lesser amount as Landlord shall have approved, less ten percent (10%) of such amount which will be retained by Landlord until such work is substantially completed and five percent (5%) of such amount until the work is certified as finally completed in accordance with Section 7.5(a)(v) (the foregoing ten percent (10%) and five percent (5%) amounts shall collectively be known as the "Holdback"), shall be due and payable by Landlord to Tenant.

          (iv) In the event that a dispute shall arise in connection with payments to be made on any Application for Payment, except as set forth in
Section 7.7 hereof, such disputes shall be submitted to arbitration in accordance with the procedure set forth in Article 35 of this Lease and this Lease shall continue in full force and effect.

          (v) Upon final completion of the Tenant's Work and Tenant's occupancy of the Premises for the Permitted Use, Landlord shall not advance the final portion of the Tenant Improvement Allowance or the Holdback until Tenant submits a final Application for Payments along with (1) an affidavit that payrolls, bills for materials and equipment, and other indebtedness connected with Tenant's Work (less amounts withheld by Landlord) have been paid or otherwise satisfied, (2) if required by Landlord, other reasonable information establishing payment or satisfaction of obligations, such as receipts, releases and final waiver of liens, claims security interests or encumbrances arising out of this agreement, to the extent and in such form as may be designated by Landlord, (3) delivery of building department filing documents, permits and approvals and other reasonable evidence satisfactory to Landlord that the work is in compliance with all laws, orders and regulations of all Federal, State, municipal and local governments, departments, commissions and boards and the orders, rules and regulations of the National Board of Fire Underwriters, and
(4) the completion of an inspection by Landlord confirming that the work set forth in Tenant's Plans has been completed in accordance with Tenant's Plans and strictly accordance with the provisions of this Lease. Landlord agrees to reasonably cooperate with Tenant to assist Tenant in obtaining all licenses and permits necessary to complete Tenant's Work and Tenant agrees to reimburse Landlord for Landlord's actual and reasonable out-of-pocket costs incurred in connection with such cooperation. In the event that any excess Tenant Improvement Allowance (not including Landlord's payment of $10,000 toward the installation of an ADA bathroom) remains after the completion of Tenant's Work and Tenant's compliance with the terms of this Section 7.5(a)(3)(v), Tenant may apply the excess Tenant Improvement Allowance against future installments of Base Rent and Additional Rent due under this Lease.

          7.6 The parties acknowledge that the Americans with Disabilities Act of 1990 (42 U.S.C. ss.12101 et seq.) and regulations and guidelines promulgated thereunder, as all of the same may be amended and supplemented from time to time (collectively referred to herein as the "ADA") establish requirements for business operations, accessibility and barrier removal, and that such requirements may or may not apply to the Unit, Building or the Premises depending on, inter alia: (i) whether Tenant's business is deemed a "public accommodation" or "commercial facility", (ii) whether such requirements are "readily achievable" and (iii) whether a given alteration affects a "primary function area" or triggers "path of travel" requirements. The parties hereby agree that: (a) Landlord and the Board of Managers shall be responsible for ADA Title III requirements in the Unit Common Areas and Common Elements (to the extent allocable to Landlord), except as provided below, (b) Tenant shall be responsible for ADA Title III compliance in the Premises, including any leasehold improvements or other work to be performed in the Premises under or in connection with this Lease and (c) Landlord may perform, and Tenant shall be responsible for the reasonable cost of, ADA Title III "path of travel" requirements triggered solely by alterations performed by Tenant in the Premises. Tenant shall be solely responsible for requirements under Title I of the ADA relating to Tenant's employees. Notwithstanding the foregoing, Landlord agrees to provide Tenant ten thousand dollars ($10,000) toward the installation of an ADA compliant bathroom on the 14th floor of the Building in accordance with the provisions of Section 7.5.

          7.7 Any dispute arising out of or in connection with this Article shall be determined by arbitration in accordance with the provisions of Article 35 except if the dispute is of such a nature that it may lead to a mechanic's lien being filed against the Unit or the Building in which case it will be settled by the Expedited Rules of Commercial Arbitration of the AAA.

          8    LANDLORD'S     OBLIGATIONS     -    UTILITIES    AND    SERVICES.


          8.1 Landlord shall furnish (or exercise all of Landlord's rights under the Condominium Documents to cause the Board of Managers to furnish) the following services commencing on the Occupancy Date:

          (i) Cleaning services for the Premises, including the exterior and interior of the windows thereof (subject to Tenant maintaining unrestricted access to such windows), but excluding any portions of the Premises used for the storage, preparation, service or consumption of food or beverages, substantially in accordance with the cleaning specifications annexed hereto as Exhibit E;

          (ii) Sewer service and an adequate quantity of water for cleaning and drinking purposes supplied to the lavatories on the floor on which the Premises are located (Landlord will also provide Building standard supplies to such lavatories);


          (iii) Maintenance service to the Unit and the Building, so that the same shall be kept in good order and repair and shall be kept reasonably free from debris, snow and ice;

          (iv) Passenger elevator service during Business Hours (as hereinafter defined) through not less than four (4) passenger elevators serving the floor on which the Premises are located and at least one (1) passenger elevator at all other times, and loading dock service on a first-come, first-serve basis on Business Days during Business Hours subject to the procedures in the Condominium Documents relating to such elevator and loading dock service. Subject to the preceding sentence, Landlord and/or the Board of Managers shall have the right to change the operation or manner or operating any of the elevators or the loading dock in the Building and shall have the right to discontinue, temporarily or permanently, the use of any one or more cars in any of the banks of elevators,.

          (v) Freight elevator service in common with other tenants of the Building during Business Hours;

          (vi) Through the Building heating, air conditioning and ventilation system (collectively "HVAC"), for distribution through Tenant's ductwork system, heated, conditioned and outside air during Business Hours in accordance with the HVAC specifications set forth on Exhibit B to the Declaration which are attached hereto as Exhibit K. Tenant acknowledges that Landlord's sole obligation hereunder shall be to bring air to the air distribution source(s) for the Premises, and that Tenant shall be responsible for the distribution of such air throughout the Premises by means of the ductwork system installed by Tenant as part of Tenant's Work. Landlord and Tenant further agree to operate the HVAC equipment in accordance with its design criteria unless a recognized energy conservation law, program, guideline, regulation or recommendation promulgated by any Governmental Authority shall provide for any reduction in operations below such design criteria in which case such HVAC equipment shall be operated so as to provide reduced service in accordance with such law, program, guideline, regulation or recommendation. Landlord represents that, to its knowledge, the Unit currently is in compliance with applicable Legal Requirements relating to air quality and Landlord shall be responsible during the Term for the compliance by the Unit with applicable Legal Requirements relating to air quality. Notwithstanding the foregoing, however, Landlord shall not be responsible for compliance with Legal Requirements relating to air quality to the extent such compliance requires modifications to any Alterations installed by Tenant (including, without limitation, any installations, air conditioning systems or ductwork installed by Tenant as part of Tenant's Work), nor shall Landlord be responsible therefor to the extent that Tenant's particular manner of use of the Premises causes the Unit not be in compliance with applicable Legal Requirements relating to air quality;

          (vii) Lighting and electricity to the Unit Common Areas and Common Elements; and


          (viii) A security program with respect to ingress to and egress from the Building; provided, that Landlord will not be required to provide such security program, but will exercise all rights available to Landlord under the Condominium Documents to make the Board of Managers provide such security program. Except as specifically required herein, Landlord shall not be required to provide any additional security for the Unit beyond what is being provided for the Building by the Board of Managers. Landlord shall have no obligation to provide additional security to protect Tenant's property and installations and Tenant shall procure from Landlord, and Landlord shall supply to Tenant, any additional security Tenant deems necessary or appropriate at Tenant's sole cost and expense and Tenant shall pay for the same as Additional Rent within thirty
(30) days of receipt of an invoice therefor. Landlord (for itself and the Board of Managers) reserves the right to change the operation or manner of operating any of the security systems currently in place provided that the change does not unreasonably prevent Tenant from conducting its usual and customary business within the Premises.

          8.2 In addition to the services to be furnished or caused to be furnished by Landlord in accordance with Section 8.1, Landlord, at Tenant's expense, shall furnish or cause to be furnished the following additional services while Tenant is occupying the Premises and while Tenant is not in default under this Lease:

          (i) Cleaning services for the kitchen, cafeteria and other non-office areas located in the Premises therein; provided, that, Landlord shall wipe-down the counters tops in the Tenant's kitchenette(s) at no additional charge when such areas are used for normal day-to-day business operations (as opposed to catered events or the like for which Tenant will be charged Additional Rent in accordance with this Section 8.2);

          (ii) Removal of non-office standard (such as trash related to catered events) and other debris from kitchen, cafeteria and other non-office areas of the Premises at the end of Business Hours;

          (iii) Extermination service administered to any kitchen, cafeteria or special food preparation areas on a regular basis, as determined by Landlord, for rodent and pest control or, in the event of infestation caused by or resulting from such areas, as the same may be required, as determined by Landlord, to eliminate such infestation;

          (iv)   Relamping  of  lighting   fixtures   within  the  Premises  and
replacement of bulbs and ballasts as and when requested by Tenant;

          (v) Installation and/or replacement of locks within the Premises and the supplying of keys therefor as and when requested by Tenant; and

          (vi) Subject to and in accordance with the Chilled Water Agreement (as such term is defined in the Declaration), Landlord, at the request of Tenant, shall provide (or use all reasonable efforts to cause the Board of Managers to provide) an amount of up to thirty (30) tons of chilled water for the entire Premises for use of any supplemental air conditioning units installed in the Premises by Tenant, at Tenant's sole cost and expense, as part of Tenant's Work or in accordance with Article 12 hereof. Landlord represents that there is a valved outlet on the fourteenth (14th) floor of the Building which will enable Tenant to tap in to the foregoing chilled water supply for the Premises. Tenant, subject to all of the terms covenants and conditions of Article 12 and Section
8.6 hereof, shall be permitted to install an air-cooled supplemental air conditioning unit in the Premises that does not require the use of Chilled Water. During the Term, Tenant shall pay to Landlord for any chilled water supplied to the Premises for supplemental air-conditioning an amount equal to Landlord's then established rates for such supplemental air-conditioning. As of the date of this Lease, Landlord charges (cent)40 per ton of chilled water per hour of use; provided, that, Landlord reserves the right to increase the amount charged to Tenant for chilled water so long as the rate is increased for all other tenants in the Unit and such increases in rates are commercially reasonable or imposed on Landlord by the Board of Managers or other outside agency. Tenant shall pay such charges within thirty (30) days after bills are rendered therefor. Tenant acknowledges that chilled water is presently provided by 1 New York Plaza in accordance with the Chilled Water Agreement.

          (vii) As of the date of this Lease, the Board of Managers provides a messenger center (the "Messenger Center") in the Building which receives packages for and on behalf of the tenants in the Building. Tenant shall be obligated to use the Messenger Center for the receipt of all packages in the Building and will pay to Landlord a variable monthly fee consistently applied among all tenants in the Unit based on the number of packages processed for Tenant in the Messenger Center.



          Tenant  shall be billed for the services  described in  sub-paragraphs
(i), (ii) and (vii) above based on invoices delivered by Landlord to Tenant on not less than a monthly basis and Tenant shall pay, as Additional Rent, the amount stated in such invoices within thirty (30) days after its receipt thereof. Notwithstanding anything to the contrary herein, Landlord shall have no obligation to provide the services described in sub-paragraphs (iii), (iv), (v), and (vi) above unless Landlord receives a written request for such service or services from Tenant; provided, however, in the event the Premises contain any kitchen, cafeteria or special food preparation areas, Landlord may require Tenant to retain Landlord to provide the services contained in sub-paragraph
(iii) above. In the event Landlord receives such written request from Tenant and provides such service or services, Tenant shall pay, as Additional Rent, for Landlord's furnishing of such service or services within thirty (30) days after its receipt of an invoice therefor.

          8.3 Business Hours shall be from 8 a.m. to 6 p.m. Monday through Friday and from 8:00 a.m. to 1:00 p.m. on Saturdays, in all cases, excluding Holidays (as hereinafter defined). "Holidays" shall mean those days designated from time to time as holidays by Local 32B-J and Local 94 or their successor unions providing services at the Building. Except as otherwise expressly provided herein, Landlord shall have no obligation to provide any services on Sundays including, but not limited to, electricity and elevator service.

          8.4 Landlord shall provide (or exercise all rights available to Landlord under the Condominium Documents to cause the Board of Managers to provide) access to the Premises 24 hours a day, 365 (or 366) days a year.


          8.5 If Tenant shall desire at any time other than during Business Hours HVAC ("After-Hours HVAC"), loading dock or freight elevator service at any time other than during Business Hours, such service or services shall be supplied to Tenant only at the request of Tenant made to the Board of Managers in accordance with Exhibit F to this Lease. Tenant shall pay to Landlord, as Additional Rent, Landlord's then established charges for the furnishing of such service or services within thirty (30) days after receipt of an invoice therefor. Tenant understands that the Board of Managers imposes a minimum of four (4) hours for freight elevators and loading dock service outside of Business Hours. The current charge for after-hours freight elevator usage is $100 per hour, the current charge for loading dock service is $50.00 per hour, and the current rate for After-Hours HVAC is $200 per hour from October 1-May 31 and $175 per hour from June 1 through and including September 30; provided, that, Landlord reserves the right to increase the freight elevator, loading dock and After-Hours HVAC usage charge so long as the rate is increased for all other tenants in the Unit and such increase is commercially reasonable or imposed upon Landlord by the Board of Managers or other outside agency. Notwithstanding the foregoing, Landlord agrees to provide to Tenant sixteen (16) free hours of freight elevator and loading dock service to Tenant in connection with Tenant's move-in to the Premises.

          8.6 (a) Electric current will be supplied to the Premises by Landlord, so long as legally permissible in the Building, through presently installed electrical facilities for Tenant's use of lighting, electrical appliances, air conditioning systems and equipment as presently exist or as Tenant may be permitted to install in the Premises (Tenant shall be permitted without Landlord's prior approval or consent to install equipment ordinarily and customarily found in an office setting), subject to Landlord's consent which will not be unreasonably withheld or delayed, except as expressly otherwise provided in this Article, and Tenant covenants and agrees to purchase the same from Landlord and to pay for the same as Additional Rent. Tenant's electrical demand and consumption in the Premises shall be determined by a meter(s) or submeter(s) installed for the purpose of measuring the same and shall measure the electric current supplied to the Premises only. There shall be at least one
(1) meter on the floor for Tenant's use, which meter shall be installed by Landlord at Landlord's sole cost and expense. Landlord hereby represents that there are 6 submeters in the Premises on the Lease Commencement Date and that the same are in full working order and condition. If Tenant requires additional meters, Tenant shall install same at its cost. The charge to Tenant for such supply of electric current to the Premises shall be one hundred and three percent (103%) of the sum of: (i) the amount obtained by applying to Tenant's measured electrical consumption an amount equal to the total of Landlord's actual electric cost for each kilowatt hour usage for the Unit for the period in question divided by the total number of kilowatt hours of electricity consumed in the Unit for such period, (ii) the amount obtained by applying to Tenant's measured electrical demand the electric rates in Service Classification No. 4-2 of the Consolidated Edison Company of New York, Inc. or any successor thereto or the electric rates then applicable to Landlord (including any changes in electrical rates due to deregulation actually incurred or received by Landlord) and (iii) any surcharges or charges incurred or taxes payable by Landlord in connection with such electricity consumption or increase or decrease thereof by reason of fuel adjustment or any substitutions for the utility electric rates then applicable to Landlord or additions thereto. All such additional meters or submeters or other related equipment shall be installed by Landlord at Tenant's sole cost and expense, and Tenant shall pay such costs and expenses as Additional Rent within thirty (30) days after receipt of an invoice therefor. Bills shall be rendered monthly, commencing with the first full month following the Base Rent Commencement Date, the amounts computed from such meter readings shall be Additional Rent and shall be due and payable, without set-off or deduction, thirty (30) days after the rendition of such bills. If any tax is imposed upon Landlord's receipts for the sale or resale of electrical energy to Tenant, the pro rata share allocable to the electrical energy service received by Tenant shall be passed on to Tenant to the extent permitted by law. In the event that any portion of the Premises cannot be metered, Tenant's consumption of electricity shall be determined based upon an electrical survey as more particularly described in Section 8.6(b).

          (b) Only if required by any Legal Requirement and it is not possible to supply electricity by metering as set forth in Section 8.6(a), as reasonably determined by Landlord, electricity may be provided to Tenant on a so-called "rent inclusion" basis. In such event, Tenant agrees that Section 8.6(a) shall no longer be applicable, and the Base Rent shall be increased to compensate Landlord for supplying Tenant with electric current as an additional service as provided in this Section 8.6(b). In the event that Landlord shall provide electricity on a rent inclusion basis, Tenant agrees that the Base Rent shall be increased to compensate Landlord for supplying Tenant with electric current in the Premises as an additional service based upon the submetered charges for Tenant's usage for the immediately preceding twelve (12) month period (or if less than twelve (12) months of the Term shall have elapsed as of the Rent Inclusion Date (as defined below), such shorter period extrapolated to an annual amount) commencing on the date on which Landlord is no longer permitted to supply electricity to the Premises on a submetered basis (such date being herein referred to as the "Rent Inclusion Date") and continuing until such time as such sum may be increased as hereinafter provided. Tenant agrees that an electrical engineer or utility consultant, selected by Landlord, may, from time to time during the Term, make a survey of the electric lighting and power load by metering or otherwise to determine Tenant's average monthly electrical energy consumption in the Premises ("Tenant's Electric Consumption") based upon (i) the connected load rating of each item consuming electric energy, (ii) Tenant's usage which shall be determined by multiplying the connected load rating of each item by the hours of usage as determined by the consultant, and (iii) the actual Electric Rates (as hereinafter defined) charged to Landlord by Consolidated Edison Company of New York, Inc. or any successor thereto applicable to Landlord, inclusive of all surcharges or taxes thereon including any sales tax as a result of the resale of such energy to Tenant. The findings of such engineers or consultant as to the proper Base Rent adjustment based on Tenant's Electric Consumption shall be conclusive and binding upon the parties (subject to Section 8.6(e) below) and shall be applied to the period after the date of the survey and any adjustment in Base Rent shall be included in the Base Rent payable monthly on the first day of each and every month in advance for each month from the Rent Inclusion Date.

          (c) If the Electric Rates (as defined below) on which the initial determination of said consultant shall be increased or decreased, then the sum included in Base Rent by reason of this Section shall be increased or decreased by the same percentage as such change in the Electric Rates, retroactive to the date of such increase or decrease in such Electric Rates, and the amount payable from the effective date of such increase to the last day of the month in which Tenant shall be billed therefor shall be paid within thirty (30) days after Landlord furnishes Tenant with a statement thereof.

          (d) The term "Electric Rates" shall be deemed to mean the rates at which Landlord purchases electrical energy from the utility supplying electrical service to the Unit, including any surcharges or charges incurred or taxes payable by Landlord in connection therewith or in connection with the furnishing of electrical energy by Landlord on a rent-inclusion basis or increase or decrease thereof by reason of fuel adjustment or any substitutions for such Electric Rates or otherwise.

          (e) In the event Tenant shall dispute any findings  under this Section
8.6 of the engineer or consultant designated by Landlord, Tenant may, within ninety (90) days after receiving Notice of such findings, designate by Notice to Landlord an independent engineer or utility consultant to make, at Tenant's sole cost and expense, another determination of the increased average monthly electrical consumption or the value to Tenant of the potential additional energy to be made available to Tenant, as the case may be. If the electrical engineer or utility consultant selected by Tenant shall determine that such increased consumption or value, as the case may be, of such electrical energy is less than as determined by Landlord's engineer or consultant and the two engineers or consultants are unable to adjust such difference within twenty (20) days after the determination made by Tenant's engineer or consultant is delivered to Landlord, the dispute shall be determined by arbitration in accordance with the provisions of Article 35 of this Lease. Pending a final determination pursuant to such arbitration however, Tenant shall pay to Landlord for such electrical energy based on the determination of Landlord's engineer or consultants without prejudice to Tenant's position; and if it is determined that Tenant has overpaid, Landlord shall reimburse Tenant for any overpayment at the conclusion of such arbitration. If Tenant shall not dispute the findings as provided in this Section, the determination by Landlord's engineer or consultants shall be deemed final and conclusive.

          (f) In the event that electricity is included on a rent inclusion basis pursuant to Section 8.6(b) and Landlord elects to purchase capital equipment or make other capital expenditures to reduce Landlord's cost of electricity, Landlord shall receive the full benefit of such capital expenditure, and Tenant shall continue to pay Base Rent for electricity, and such Base Rent shall be calculated as hereinabove described, without regard to the fact that Landlord has reduced its cost of electricity by virtue of such capital expenditure, unless such capital expenditure is included in Operating Expenses and Tenant pays Landlord for Tenant's Proportionate Share of such capital expenditure pursuant to Section 5.3 hereof, in which event the Base Rent allocable to the furnishing of electricity by Landlord on a rent inclusion basis shall be equitably decreased to reflect such reduced cost of electricity to Landlord.

          (g) Tenant's use of electrical energy in the Premises shall never exceed that portion of the capacity allocable to Tenant of (i) the existing feeders to the Building or the electricity available to Tenant through then existing risers or wiring installations to the Premises or (ii) any of the electrical conductors, machinery and equipment in or otherwise serving the Premises (in any event, giving due consideration to the needs of existing and potential tenants using the same risers, wiring installations or other equipment, as well as to Landlord's electrical needs in connection with the operating of the Building and the provision of emergency services). Landlord represents that such facilities shall be capable of providing up to 7 and 1/2 watts per usable square foot (connected load) of electricity to the Premises exclusive of HVAC. No additional riser or risers or other equipment to supply Tenant's electrical requirements shall be installed without Landlord's prior approval, which may be withheld in Landlord's reasonable discretion. If Tenant requires additional electrical capacity in the future, Landlord will cooperate with Tenant in order to obtain such additional electrical capacity, at Tenant's expense. Only conduit complying with Legal Requirements will be allowed. In order to insure that the electrical capacity of the Building facilities is not exceeded and to avert possible adverse effect upon the Building's electrical system, Tenant shall not, without the prior reasonable consent of Landlord, make or perform or permit any alteration to wiring installations or other electrical facilities in or serving the Premises. Any additional risers, feeders, or other equipment proper or necessary to supply Tenant's electrical requirements, upon written request of Tenant, will be installed by Landlord at the sole cost and expense of Tenant if, in Landlord's sole reasonable judgment, such increase in capacity will not interfere with Landlord's present or anticipated future electrical needs with respect to the Building and/or existing or future tenants of the Building or cause permanent damage or injury to the Building or entail excessive or unreasonable alterations or interfere with or disturb other tenants. Landlord, its agents and engineers and consultants may survey the electrical fixtures, appliances and equipment in the Premises and Tenant's use of electrical energy therein from time to time to determine whether Tenant is complying with its obligations under this Section. The initial survey shall be at Landlord's cost. The cost of all subsequent surveys shall be borne by the person requesting such survey. Each increase in the Base Rent under this Section shall be effective on the date such additional electrical energy is made available to Tenant.

          (h) Landlord reserves the right to terminate the furnishing of electrical energy to Tenant at any time upon sixty (60) days' prior Notice to Tenant if Landlord terminates furnishing electricity to all other tenants in the Unit unless such Notice is not feasible under the circumstances, in which event Landlord will give Tenant such reasonable notice as is possible if such termination required by any Legal Requirement. Notwithstanding the foregoing, if Landlord elects to discontinue providing electricity to Tenant in accordance with the preceding sentence, Landlord, unless prohibited by any Legal Requirements, agrees to continue to provide electricity to Tenant in accordance with the terms of this Lease beyond the sixty (60) days specified in the preceding sentence so as to provide Tenant a reasonable amount of time to arrange for an alternative electricity provider to the Premises. If Landlord shall so discontinue the furnishing of electrical energy, (i) Tenant shall arrange to obtain electrical energy directly from the utility company furnishing electrical energy to the Unit, (ii) Landlord shall permit the existing feeders, risers, wiring and other electrical facilities servicing the Premises to be used by Tenant for such purpose to the extent that they are available, suitable and legally permissible, (iii) from and after the effective date of such discontinuance, Landlord shall not be obligated to furnish electrical energy to Tenant, and Tenant's obligation to pay electricity as Additional Rent pursuant to Section 8.6(a) shall cease on such date or, if electricity is then being provided on a rent-inclusion basis, the Base Rent payable under this Lease shall be reduced to the amount which would have been then payable as Base Rent, as of such date but for the adjustments for electrical energy under Section 8.6(b) above, (iv) this Lease shall otherwise remain in full force and effect and such discontinuance shall be without liability of Landlord to Tenant, and (v) if Landlord shall discontinue the furnishing of electrical energy as hereinabove provided Landlord shall, at Landlord's expense, install at locations in the Unit selected by Landlord and maintain any and all necessary electrical meter equipment, panel boards, feeders, risers, wiring and other conductors and equipment which may be required to obtain electrical energy directly from the utility supplying the same.

          (i) Landlord shall incur no liability whatsoever and it shall not constitute a termination of this Lease or an eviction (constructive or otherwise) hereunder should electricity or any other utility become unavailable from the utility company furnishing electrical energy to the Building, or any public authority or any other person, firm or corporation, including Landlord, supplying such utility or due to Force Majeure.

          8.7 Landlord shall cause the Unit to be managed as a Class A office building, consistent with the standards of other Class A office buildings similar in size and quality in New York, New York. The Unit and the Building may be managed by an affiliate of Landlord.

          8.8 Subject to the provisions of Section 18.2 hereof, if there is a right in the Condominium Documents for the Board of Managers to interrupt, curtail, stop or suspend service or operation of the services to be delivered to Tenant under this Lease, Tenant acknowledges that, notwithstanding anything in this Lease to the contrary, the terms and provisions of the Condominium Documents shall control with respect to such right.

          9. USE.

          9.1 The Premises shall be used solely for the Permitted Use set forth in the Fundamental Lease Provisions and for no other purposes. Tenant shall not offer, sell or market any services to other tenants in the Building which services are in competition with services offered by Landlord to tenants in the Building and Tenant shall not offer telecommunication services utilizing the Building, Building systems or equipment or any conduits, or shafts, whether located within the Premises or outside the Premises, to other tenants in the Building.


          9.2 Tenant shall not use, occupy, suffer or permit the Premises, the Unit, the Building or any part thereof to be used in any manner, or suffer or permit anything to be brought into or kept therein, which would (a) make unobtainable at standard rates from any reputable insurance company authorized to do business in the State of New York, any fire insurance with extended coverage or liability, elevator, boiler, umbrella or other insurance, (b) cause, or be likely to cause, injury or damage to the Unit, the Building or to any equipment contained therein or on the Premises, (c) constitute a public or private nuisance, (d) violate any the Condominium Documents (including, but not limited to, Paragraph 7 of the Declaration) and any certificate of occupancy for the Unit or the Building, (e) emit objectionable noise, fumes, vibrations, heat, chilled air, vapors or odors into or from the Unit or Building or the equipment contained therein, (f) impair or interfere with any of the Unit or Building services, including the furnishing of electrical energy, or the proper and economical cleaning, heating, ventilating, air conditioning or other services of the Unit or Building, the equipment contained therein or the Premises or (g) violate any Legal Requirement or Insurance Requirement. The restrictions imposed by this Section, and the application thereof, shall not be limited or modified by the terms of any other provision of this Lease.

          9.3 Tenant or Tenant's assignees, subtenants, employees, agents, contractors, invitees or licensees shall not do or permit anything to be done in or about the Premises which will in any way obstruct or interfere with the rights of other tenants or occupants of the Unit or Building or injure or annoy them or use or allow the Premises to be used for any purpose which is unlawful, nor shall Tenant cause, maintain or permit any nuisance in, on or about the Premises.

          9.4 Tenant shall not use or operate any machinery that, in Landlord's reasonable opinion is, or may be, harmful to the Premises and/or the Building.

             10.   COMPLIANCE WITH LAWS.

          10.1 Tenant, at its sole cost and expense, shall comply with all requirements of the Ground Lease and Governmental Authorities ("Legal Requirements") and all requirements of insurance companies providing coverage for the Unit, Building and/or the Premises or recommendations of the National Board of Fire Underwriters ("Insurance Requirements") and give Landlord and the Board of Managers prompt notice of any lack of compliance, except that Tenant shall have no obligation to pay the costs of any structural or system alteration of the Premises, the Unit or the Building required solely by reason of a Permitted Use unless said alteration (a) is necessitated by a condition which has been otherwise created by, or at the instance of, Tenant, any subtenants or any other occupant of the Premises, (b) is attributable to Tenant's particular manner of use, other than a Permitted Use, to which Tenant, any subtenants or any other occupant of the Premises puts the Premises or any part thereof, or Tenant's, any subtenant's or any other occupant's of the Premises manner of use of the Premises, (c) is required by reason of a breach of Tenant's obligations hereunder, (d) is occasioned, in whole or in part, by any act, omission or negligence of Tenant or any person claiming by, through or under Tenant, or any of their assignees, subtenants, employees, agents, contractors, invitees or licensees, or (e) is necessitated by reason of the failure of Tenant or the Tenant's Plans to comply with any Legal Requirement, including, without limitation, the Americans with Disabilities Act of 1990. Any such structural alteration of the Premises or the Building required as a result of clause (a),
(b), (c), (d) or (e) of the immediately preceding sentence shall be performed by Landlord, at Tenant's expense, and Tenant shall pay for the same, as Additional Rent, within thirty (30) days of its receipt of an invoice therefor. Tenant shall pay all costs, expenses, fines, penalties and damages which may be imposed upon Landlord, the Board of Managers and/or any mortgagee of the Land and/or the Building by reason of or arising out of Tenant's failure fully and promptly to comply with the provisions of this Section.


          10.2 Tenant, at its sole cost and expense, after Notice to Landlord and the Board of Managers, by appropriate proceedings prosecuted diligently and in good faith, may contest the validity or applicability of any Legal Requirement or Insurance Requirement, provided that: (a) Landlord shall not be subject to civil fines, quasi-criminal violations, criminal penalty or prosecution for a crime, nor shall the Building or the Land, or any part thereof, be subject to being condemned or vacated, by reason of non-compliance or otherwise by reason of such contest; (b) such non-compliance or contest shall not constitute or result in any violation of the terms of any mortgage encumbering the Unit, Land and/or the Building, or if any such mortgage shall condition such non-compliance or contest upon the taking of action or furnishing of security by Landlord or affirmative title insurance coverage preserving the priority of such mortgage notwithstanding the determination of such non-compliance or contest, such action shall be taken and such security or such affirmative title insurance coverage shall be furnished at the expense of Tenant; (c) such non-compliance or contest shall not result in the termination, suspension, cancellation, lapse or waiver of any insurance policies or coverages maintained by Landlord or required to be maintained by Tenant under this Lease;
(d) such non-compliance or contest shall not result in the termination, suspension, cancellation, lapse or waiver of any certificate of occupancy for the Unit, Building or any portion thereof; and (e) Tenant shall keep Landlord and the Board of Managers regularly advised in writing as to the status of such proceedings and shall provide Landlord and the Board of Managers with copies of all submissions and documents delivered or received by Tenant in connection therewith.

          10.3 Any improvements or Alterations made or work performed by or on behalf of Tenant or any person claiming through or under Tenant pursuant to this Article shall be made in conformity with and subject to the provisions of this Lease, including, without limitation, Article 12.


          11. REPAIRS


          11.1 Tenant, at its sole cost and expense, shall take good care of, and make all interior non-structural repairs to, the Premises, all repairs to Tenant's equipment, and all repairs to the HVAC system(s) installed by Tenant (unless the same affect the Building HVAC systems in which case such repairs shall be performed by Landlord or the Board of Managers at Tenant's reasonable expense). Tenant shall make and be responsible for (or, at Landlord's election, Landlord shall make at Tenant's expense) all repairs, whether inside or outside the Premises, ordinary or extraordinary, as and when needed to preserve the Premises in good working order and condition and to keep the Premises in compliance with all Legal Requirements as and to the extent required under
Article 10 of this Lease and Insurance Requirements and to prevent any disruption of, or adverse effect on, the Building, the Building systems, the quiet enjoyment of other tenants or to prevent any damage to the personal property of other tenants, except that Tenant shall not be responsible for the costs of any structural repairs unless the need therefor arises out of (i) the performance of or existence of improvements made by or at the request of Tenant, any subtenants or any other occupant of the Premises (ii) the installation, use or operation of equipment therein by Tenant, any subtenant or any other occupant of the Premises (iii) the moving of any such equipment in or out of the Building or the Premises, (iv) the acts, omissions, negligence or misuse of or by (based on a comparative negligence standard) Tenant, any subtenants or any of its or their employees, agents, contractors, occupants, licensees or invitees or their use or occupancy of the Premises (except fire or other casualty caused by Tenant's negligence, if the fire or other casualty insurance policies insuring Landlord are not invalidated and the rights of Landlord are not adversely affected by this provision), or (v) Legal Requirements or Insurance Requirements pursuant to the provisions of Section 10.1. Any such structural alteration of the Premises required as a result of clause (i), (ii), (iii), (iv) or (v) of the immediately preceding sentence shall be performed by Landlord, at Tenant's expense, and Tenant shall pay for the same, as Additional Rent, within thirty
(30) days after its receipt of an invoice therefor. Tenant's liability for structural repairs under subparagraph (iv) above shall be limited to the extent (based on a comparative negligence standard) that Tenant, any subtenants or any of its or their employees, agents, contractors, occupants, licensees or invitees is responsible for such damage. Tenant, at its sole cost and expense, shall promptly replace or repair scratched, damaged or broken doors and glass in and about the Premises and shall be responsible for all repairs and maintenance of wall and floor coverings in the Premises (including, without limitation, where Tenant shall lease an entire floor, the walls, elevator doors and floor coverings in the elevator lobby and the walls, wall coverings, title and fixtures in the lavatories). Any broken window glass shall be repaired by Landlord at Tenant's expense, and Tenant shall pay for the same, as Additional Rent, within thirty (30) days after its receipt of an invoice therefor. Tenant, promptly and at its sole cost and expense, shall make all non-structural repairs in or to the Premises for which it is responsible. In the event Tenant fails to promptly make any repair or alteration required by Tenant to be performed under this Section 11.1, Landlord, at Tenant's sole cost and expense, shall have the right to make such repairs or alterations and Tenant shall pay for such repairs or alterations, as Additional Rent, within thirty (30) days after its receipt of an invoice therefor. All repairs made by or on behalf of Tenant shall be made in conformity with the provisions of Article 12 and shall be at least equal to the then standards for the Building and the Unit established by Landlord.


          11.2 (a) Subject to the provisions of Article 23 hereof, and Tenant's repair obligations hereunder, Landlord shall maintain (or in the case of Common Elements and the Building systems, shall maintain or use all reasonable efforts to cause the Board of Managers to maintain) in good condition, order and repair
(a) the roof, shell, exterior and load bearing walls and other structural elements of the Unit, (b) the Building systems serving the Premises and (c) all Unit Common Areas, Common Elements, public corridors, lobbies and public areas of the Building available for use by Tenant. Landlord shall not be responsible for maintenance or repair of any portion, area, component or element of the Unit, the Building or the Premises other than as expressly provided in this
Section 11.2(a). Landlord shall have no obligation to make any repair or undertake any maintenance activity described in this Section unless and until Landlord receives written notice from Tenant of the need for such repairs (and Landlord, in Landlord's reasonable opinion agrees with the need for the same) or Landlord's actual notice of the need for the same. Landlord shall be given a commercially reasonable period of time to commence and complete all repairs required to be performed by Landlord under this Lease. Tenant shall accept performance by the Board of Managers (or its agents and contractors) on behalf of Landlord of any obligation on Landlord's part of be performed under this Lease, including repair and maintenance obligation. To the extent (based on a comparative negligence standard) such repairs are occasioned by the acts, omissions, negligence or misuse of or by Tenant or any of its subtenants or any of its or their employees, agents, contractors, occupants, licensees or invitees or their use or occupancy of the Premises shall be made by Landlord or the Board of Managers at Tenant's expense. Landlord's repair obligations under this
Section 11.2(a) shall exclude, however, (i) repairs of Tenant's personal property or improvements made by or at the request of Tenant (including, without limitation, any Alterations), not occasioned by Landlord's wrongful acts or negligence, and (ii) repairs which Tenant is obligated to make pursuant to
Section 11.1 and the other provisions of this Lease. Landlord shall perform all maintenance of, and promptly after the receipt of a Notice from Tenant of the necessity of repair, make all necessary repairs to, the air distribution source(s) for the Premises and any security and life safety systems or devices which may be installed in the Premises by Landlord. To the extent (based on a comparative negligence standard) any repairs to the air distribution source(s) for the Premises and any security and life safety systems or devices occasioned by the acts or omissions or negligence of Tenant or any of its subtenants, or, its or their employees, agents, contractors, licensees or invitees, shall be performed by Landlord at Tenant's expense and Tenant shall pay for the same, as Additional Rent, within thirty (30) days after its receipt of an invoice therefor. Except for the foregoing repair obligation, Landlord shall have no liability for the failure of any such Building system. The cost of all repairs and maintenance by Landlord or the Board of Managers hereunder shall be included in Operating Expenses except as may be specifically excluded by Article 5 hereof.

          (b) Tenant, at its sole expense, shall operate or cause to be operated in a first-class manner any air conditioning system and any life safety or security system within the Premises to prevent any adverse effect on any Building system(s). Any maintenance or repair of such air conditioning system and any life safety or security system shall be performed by, at Tenant's option, Landlord or an independent contractor selected by Tenant and approved by Landlord in Landlord's reasonable discretion. Landlord reserves the right (i) to make emergency repairs to any such Tenant's system without Notice, at Tenant's expense, and (ii) to require changes to be made by Tenant to any such Tenant's system if the operation thereof adversely affects, in Landlord's reasonable opinion, the Building's systems provided such changes will not unreasonably prevent Tenant from conducting its usual and customary business within the Premises. Tenant shall pay Landlord for the cost of any repairs performed by Landlord pursuant to this Section 11.2(b) within thirty (30) days of receipt of an invoice therefor. Tenant shall have no access to Building systems unless Landlord shall consent thereto.

          (c) No liability of Landlord to Tenant shall accrue under this Section unless and until Tenant has given Notice to Landlord of the necessity of any specific repair for which Landlord has agreed to be responsible under this Lease, and a sufficient time has elapsed in which to make such repair with same not being performed. In no event shall any failure by Landlord to make any such repairs give to Tenant any right to make such repairs or withhold payment of Base Rent or Additional Rent or to offset any costs incurred by Tenant against any payment of Base Rent or Additional Rent.

          12. ALTERATIONS BY TENANT.

          12.1 Tenant shall not make or perform or permit the making or performance of any alterations, additions, installations or improvements to or removals from (collectively, "Alterations") the Premises without Landlord's prior written consent. Landlord agrees not to unreasonably withhold or delay its consent to non-structural Alterations provided the same, in Landlord's reasonable opinion, do not adversely affect Building systems (including, without limitation, utility, life safety, electrical, plumbing and sewage lines and HVAC systems) and will not result in any increase in Operating Expenses (unless Tenant agrees in writing to pay for any such increase). Notwithstanding the foregoing, Tenant shall be permitted to make decorative Alterations (including painting, carpeting, wiring (within the Premises only) for computers, telecommunication systems, and removable secretarial stations and filing systems) without Landlord's consent so long as (i) Tenant provides Landlord at least twenty (20) days prior Notice of such Alterations specifying the type of Alterations to be performed (and Tenant agrees to provide all other additional information regarding such Alterations reasonably requested by Landlord), (ii) such Alterations will not result in any increase in Operating Expenses, (iii)
such Alterations do not affect any Building systems or the exterior of the Building (either structurally or in appearance) and (iv) the aggregate cost of such Alterations (in each instance) does not exceed $500,000. Tenant shall furnish Landlord with plans and specifications for any non-structural alterations prior to Tenant's commencement of the construction or installation of the same. Any structural Alterations requested by Tenant and approved by Landlord shall be performed by Landlord, at Tenant's expense, provided the same do not materially affect Building systems (including, without limitation, utility, life safety, electrical, plumbing and sewage lines and HVAC systems) and will not result in any increase in Operating Expenses (unless Tenant agrees in writing to pay for any such increase). Tenant shall request in writing Landlord's written consent not less than thirty (30) days prior to the proposed commencement of the construction of such structural Alterations, which written request shall be accompanied by plans and specifications (prepared by a licensed structural engineer reasonably acceptable to Landlord) for such structural Alterations, which plans and specifications shall be subject to the approval of Landlord. Landlord's granting of consent to structural Alterations may be conditioned on a requirement that Tenant (x) deposit with Landlord, prior to Landlord's commencement of installation of any such structural Alterations, the cost, or a portion of the cost, of such installation, as determined by Landlord, and (y) on or prior to the Expiration Date or earlier termination of this Lease, arrange with Landlord for the removal, at Tenant's expense, of the structural Alteration installed and the restoration of the Premises to its condition prior to the construction of such structural Alteration. Tenant shall pay, as Additional Rent, for the installation of such structural Alteration, together with costs incurred by Landlord in its review of the plans and specifications therefor, within ten (10) days after its receipt of an invoice therefor.


          12.2 In the event that in connection with any Alteration (whether structural or non-structural), installation of any wires, conduits, pipes or mechanical equipment outside the Premises is required, Tenant shall request
Landlord's consent therefor not less than twenty (20) days prior to the commencement of the construction of such Alterations, which consent shall be accompanied by plans and specifications to be reviewed and approved by Landlord showing the location of such wires, conduits, pipes or mechanical equipment. Without limiting the reasons for the granting or withholding of consent by Landlord, Landlord may withhold such consent if in Landlord's opinion such installation will adversely affect Building systems or will cause or create a hazardous condition or entail excessive or unreasonable alterations, repairs or expense, or interfere with or disturb other tenants. Tenant may not connect into any pipes, shafts or conduits without Landlord's written permission which consent shall not be unreasonably withheld or delayed. The installation of such wires, conduits, pipes or mechanical equipment shall be performed by Landlord at Tenant's expense, and Tenant shall pay for the same, as Additional Rent, along with costs incurred by Landlord in its review of the plans and specifications therefor, within thirty (30) days after its receipt of an invoice therefor.


          12.3 All non-structural Alterations performed by or on behalf of Tenant pursuant to Section 12.1 shall be done in a good and workmanlike manner by Approved Contractors and in accordance with all Legal Requirements and Insurance Requirements. The Approved Contractors are hereby deemed approved by Landlord for the performance of non-structural Alterations, provided, however, that in the event Landlord determines that the employment of any Approved Contractor may, or during the course of its prosecution of a non-structural
Alteration or any other work for or on behalf of Tenant (including, without limitation, Tenant's Work) does, interfere with construction performed by, or causes any conflict or labor dispute with, any other contractor, subcontractor or other party engaged in the construction, maintenance or operation of the Building, Tenant shall select another Approved Contractor and shall cause the Approved Contractor being replaced to promptly remove its equipment and personnel from the Building. Landlord hereby expressly reserves the right to require the deletion of contractors and subcontractors from the list of Approved Contractors for cause or if such contractors or subcontractors are or become known to be a probable cause of a labor dispute relating to the Building or the Premises or in the event any such Approved Contractor changes its nature or method of operation to an extent which is reasonably deemed by Landlord to be inconsistent with the then standards of the Building. Subject to the two immediately preceding sentences, Tenant may add contractors and subcontractors to the list of Approved Contractors with Landlord's prior written consent, which consent shall not be unreasonably withheld or delayed. Tenant shall, at Tenant's expense, before making any Alterations, obtain all permits, approvals and certificates required by any Governmental Authority and (upon completion thereof) certificates of occupancy and any other certificates of final approval thereof and shall promptly deliver copies of such permits, approvals and certificates to Landlord. In addition, Tenant shall provide Landlord, prior to the commencement of any Alterations, with certificates evidencing appropriate builder's risk, liability and worker's compensation insurance coverage during the prosecution of any such Alterations in amounts set forth in the Building Standards or such higher amounts reasonably deemed appropriate by Landlord. Landlord shall, upon Tenant's request and at Tenant's expense, furnish or execute promptly any documents, information, consents or other materials which are necessary or desirable in connection with Tenant's efforts to obtain any license or permit for the making of any Alterations.

          12.4 Any and all Alterations made by or on behalf of Tenant in, to or upon the Premises as well as any fixtures installed on the Premises by Tenant, shall, upon such installation, become the property of Landlord and shall remain upon and be surrendered with the Premises unless Landlord, by Notice to Tenant no later than thirty (30) days prior to the Expiration Date, elects to relinquish Landlord's right thereto and to have them removed by Tenant, in which event the same shall be removed from the Premises by Tenant prior to the Expiration Date, at Tenant's expense. Landlord may condition the removal of same upon Tenant making a deposit with Landlord to insure compliance with this Section. Nothing in this Section 12.4 shall be construed to give Landlord title to or to prevent Tenant's removal of trade fixtures or moveable office furniture or equipment, but upon removal of any of the same from the Premises or upon removal of other Alterations as may be required by Landlord, Tenant shall immediately and at its expense repair any damage to the Building or the Premises caused by such removal, except structural damage, which shall be repaired by Landlord at Tenant's expense. All Alterations permitted or required to be removed by Tenant remaining in the Premises after the end of the Term shall be deemed abandoned and may, at the election of Landlord, either be retained as Landlord's property or removed from the Premises by Landlord, at Tenant's expense. Notwithstanding anything herein to the contrary, Tenant shall not be required to remove any standard office fixture in the Premises on the Expiration Date or earlier termination of the Term of this Lease unless Landlord informs Tenant at the time of installation (provided that, with respect to any item, the installation of which requires Landlord's consent hereunder, Tenant has informed Landlord of the item being so installed) of any such office fixture that such fixture must be removed on the Expiration Date or earlier termination of the Term; provided, that, Landlord may require Tenant to remove all non-standard installations (including, but not limited to, raised flooring, vaults, floor cuts and cuts in the exterior skin of the Building) in the Premises on the Expiration Date or earlier termination of the Term of this Lease whether or not Landlord informed Tenant that Tenant must remove such items on the Expiration Date or earlier termination of the Term at the time of installation of such items.


          12.5 Tenant, at its expense and with reasonable diligence and dispatch, shall procure the cancellation or discharge of all notices of violation or lien arising from or in connection with any Alterations, or any other work, labor, services or materials done for or supplied to Tenant, or any person claiming by, through or under Tenant, which shall not be the result of any act, omission or negligence of Landlord or its agents, servants, employees or contractors. Tenant shall promptly provide Landlord with copies of cancellation, discharge, release or satisfaction of any such notices of violations or liens. Tenant shall have no authority to create any liens for labor or materials on or against the Land, the Unit, the Building or the Premises. Tenant may contest the validity of any lien filed against Landlord, the Land, the Unit, the Building or the Premises for any work, labor, services or materials claimed to have been performed for or furnished to Tenant or any person or entity holding the Premises or any portion thereof by, through or under Tenant, provided Tenant, prior to instituting such contest, (x) causes any such lien to be discharged, bonded or removed by deposit or otherwise within thirty (30) days after Tenant receives Notice from Landlord of the filing of the same and (y) delivers to Landlord a copy of the bond or other evidence of the discharge or removal.

          12.6 The performance of any Alterations, whether structural or non-structural, by or on behalf of Tenant shall be subject to the provisions of
Section 18.3.

          12.7 Notwithstanding anything herein to the contrary, Landlord and any Landlord affiliate shall have the right to bid to perform any Alterations and Tenant agrees to timely notify Landlord of the bid process (provided, that, Tenant shall not be obligated to accept Landlord's or Landlord's affiliate's bid) .

          12.8 Tenant's obligations under this Article shall survive the expiration or earlier termination of this Lease.

             13.   INSPECTIONS

          13.1 Landlord may enter the Premises during Business Hours upon twenty four (24) hours verbal notice to Tenant to inspect the Premises to insure compliance with the provisions of this Lease so long as Landlord is accompanied by a representative of Tenant (except in the event of an emergency as set forth below). In the event Landlord reasonably determines that Tenant is not in compliance with any provision of this Lease, Landlord shall give Tenant Notice of such noncompliance and Tenant shall, at Tenant's sole cost and expense, promptly comply with the provisions of this Lease. In the event Tenant fails to promptly comply with such Notice, Landlord, at Tenant's sole cost and expense, shall have right, but not the obligation, to take such steps as necessary to cause the Premises to comply with this Lease and Tenant shall pay the costs of compliance, as Additional Rent, within thirty (30) days after its receipt of a invoice therefor. Landlord shall have the additional right to enter the Premises at any time in the event of an emergency and shall only be required to provide Tenant with prior telephonic notice provided such notice is reasonable under the circumstances.

          13.2 In no event shall the failure of Landlord to take steps to cause compliance give way to any liability on the part of Landlord. Tenant shall be solely responsible for any liability arising by reason of Tenant's failure to comply with the provisions of this Lease.

          14. SIGNS

          14.1 Tenant, at Tenant's sole cost and expense, shall have the right to install or erect such interior signs as Tenant deems necessary or appropriate in or on the Premises including the elevator lobby on the floor in which the Premises is located, provided the same are in keeping with first-class office signage. Tenant shall also have the right to install in the public corridor of the floors on which the Premises are located, signs ("Tenant's Corridor Signs") bearing Tenant's name and/or logo (provided, that, Tenant's subtenant's and assigns must have their corridor signs pre-approved by Landlord, such consent not to be unreasonably withheld or delayed). The location, specifications and design of Tenant's Corridor Signs shall be subject to the prior written approval of Landlord, which approval shall not be unreasonably withheld or delayed, and which shall be compatible (in terms of size, quality of material and craftsmanship) with any other tenant signs in the Building

          14.2 Any signs installed or erected by or for Tenant shall remain Tenant's property, shall be maintained by Tenant at Tenant's expense and shall be removed by Tenant at the expiration or earlier termination of this Lease, and Tenant shall repair any damage caused by such removal. Tenant shall procure and pay for all governmental permits required for the installation of any sign in or on the Premises and (and Landlord agrees to provide reasonable cooperation in obtaining the same) provide Landlord with copies of all such permits promptly upon Tenant's receipt of the same.

          14.3 Tenant's installation, maintenance and removal of Tenant's Corridor Signs shall be subject to the provisions of Section 18.3.

          15. BUILDING DIRECTORY

          15.1 Landlord shall maintain, or exercise all rights available to Landlord under the Condominium Documents to cause the Board of Managers to maintain, a directory (physical or computerized) board in the ground floor lobby of the Building containing the name of Tenant. The cost of maintaining such directory board or computerized directory shall be included in Operating Expenses. Tenant (and Tenant's employees, as requested from time to time) shall have the right to use the number of spaces or slots in proportion to Tenant's pro-rata share of the Building.

          16. INSURANCE; WAIVER OF SUBROGATION

          16.1 Tenant shall maintain, and shall cause any of its subtenants to maintain, for the benefit of, and name as an additional insured, Landlord, the ground lessor under the Ground Lease, the managing agent of the Unit, the managing agent of the Building and the Common Elements, the Board of Managers, the owners of any other condominium units in the Building, any Superior Landlord, any Superior Mortgagee, the Building management entity, and Tenant, as their interests may appear, (a) public liability insurance with a broad form commercial liability endorsement, including contractual liability insurance covering Tenant's indemnity obligations hereunder, against claims for death, personal injury and property damage, occurring upon, in or about the Premises; such insurance shall be carried in a minimum amount of not less than Three Million ($3,000,000.00) Dollars for bodily injury or death to any one person or any number of persons or property damage in any one occurrence with an aggregate limit of not less than Five Million ($5,000,000) Dollars; (b) insurance against loss or damage by fire, and such other risks and hazards as are insurable under then available standard tenant forms of fire insurance policies with "all risk" extended coverage, to Tenant's Work, any Alterations installed by Tenant, Tenant's Furnishings and Tenant's other personal property, for the full replacement cost thereof; (c) during such time as Tenant shall be constructing any Alterations, builder's risk insurance, completed value form, covering all physical loss and other costs and expenses (including, without limitation, architectural and engineering costs, general contractor overhead, project management expenses and legal fees) incurred in connection therewith, in an amount reasonably satisfactory to Landlord; (d) worker's compensation insurance covering Tenant's employees, including employer liability with a limit of not less than $500,000 per occurrence or such higher amount as is required by applicable Legal Requirements and Insurance Requirements; (e) business interruption insurance in twelve (12) month intervals in an amount sufficient to pay Base Rent, Tenant's Tax Payment and Tenant's Operating Payment; (f) plate glass insurance and (g) such other coverage as Landlord may reasonably require with respect to the Premises, its use and occupancy and the conduct or operation of business therein. Certificates of insurance, showing that such insurance is in force and will not be cancelled without thirty (30) days' prior written notice to Landlord and the Board of Managers shall be furnished to Landlord prior to Tenant's entering the Premises for the purpose of installing Tenant Work or Tenant's Furnishings. Thereafter, certificates showing renewal of, or substitution for, policies which expire shall be furnished not less than thirty
(30) days prior to the expiration of each policy. Tenant's coverage may be effected by blanket policies covering the Premises and other properties of Tenant.

          16.2 All insurance required to be maintained by Tenant hereunder shall be written in form and substance reasonably satisfactory to Landlord by an insurance company with an A.M. Best's rating of at least A- with a capitalization of at least A-VIII licensed to do business in the State of New York, which shall be reasonably satisfactory to Landlord. Upon failure of Tenant to procure, maintain and pay all premiums therefor, Landlord may, at its option, do so, and Tenant agrees to pay the cost thereof to Landlord, as Additional Rent, within thirty (30) days after Tenant's receipt of an invoice therefor.


          16.3 Neither Landlord nor Tenant shall be liable to the other or to any insurance company (by way of subrogation or otherwise) insuring the other party for any loss or damage to the Unit, Building, the Premises or any tangible property of either party, or any resulting loss of income, even though such loss or damage might have been occasioned by the negligence of such party, its employees or agents, if any such loss or damage is covered by insurance benefiting the party suffering such loss or damage or was required to be covered by insurance pursuant to this Lease. Throughout the Term, each party agrees to use its best efforts to include in each of its insurance policies required under this Article 16 a waiver of the insurer's right of subrogation against the other party; or if such waiver should be unobtainable or unenforceable, an express agreement that such policy shall not be invalidated if the insured waives or has waived before the casualty the right of recovery against any party responsible for a casualty covered by the policy. If such waiver or agreement shall not be obtainable without additional charge, the insured party shall so notify the other party promptly and, if the other party shall pay the insurer's additional charge therefor, such waiver or agreement shall be included in the policy.

          16.4 So long as Landlord's fire insurance policies include the waiver of subrogation or agreement to release liability referred to in Section 16.4, Landlord, to the extent that such insurance is in force and is collectible, hereby waives any right of recovery against Tenant, any of its subtenants, or any of its employees, agents, contractors, occupants, licensees or invitees, for any loss occasioned by fire or other casualty. In the event that at any time Landlord's fire insurance carriers shall not include such or similar provisions in Landlord's policies, the waiver set forth in the foregoing sentence, upon prior Notice given by Landlord to Tenant, shall be of no further force or effect from and after the giving of such Notice. Landlord's failure to give such Notice shall not result in any liability of Landlord to Tenant. During any period that the foregoing waiver of the right of recovery is in effect, Landlord shall look solely to the proceeds of such policies to compensate Landlord for any loss occasioned by any insured casualty.


          16.5 So long as Tenant's fire insurance policies include the waiver of subrogation or agreement or permission to release liability referred to in
Section 16.4, Tenant, to the extent that such insurance is in force and collectible, hereby waives, and agrees to cause all other occupants of the Premises to execute and deliver to Landlord instruments waiving, any right of recovery against Landlord, the ground lessor under the Ground Lease, the managing agent of the Unit, the managing agent of the Building and the Common Elements, the Board of Managers, the owners of any other condominium units in the Building, any Superior Landlord, any Superior Mortgagee, the Building management entity and any of their respective employees, agents or contractors, for any loss occasioned by fire or other insured casualty. In the event that at any time Tenant's fire insurance carriers shall not include such waiver or similar provisions in Tenant's policies, the waiver set forth in the foregoing sentence, upon prior Notice given by Tenant to Landlord, shall be of no further force or effect with respect to any insured risks under such policy from and after the giving of such Notice, or in the case such insurer shall not be willing to grant such waiver for all of the required parties, such waiver shall be of no force or effect with respect only to the required parties not included in such waiver. During any period that the foregoing waiver of right of recovery is in effect, Tenant, or any other occupant of the Premises, shall look solely to the proceeds of such policies to compensate Tenant or such other occupant for any loss occasioned by an insured casualty.

          16.6 Except to the extent expressly provided in Section 16.4, nothing contained in this Lease shall relieve Tenant of any liability to Landlord or to its insurance carriers or any other party which Tenant may have under law or pursuant to the provisions of this Lease, by reason of any damage to the Premises, the Unit or the Building by fire or other casualty.

          17. TENANT'S EQUIPMENT.

          17.1  Tenant  shall not install  any  equipment  of any kind or nature whatsoever in the Premises which will or may necessitate any changes, replacements or additions to, or in the electrical capacity or existing capacity of, the water system, heating system, plumbing system, air conditioning system, life safety system or any other system of the Premises, Unit and/or the Building without first obtaining the prior written consent of Landlord, which consent may be subject to, among other things Tenant's compliance with the provisions of
Section 8.6 and Articles 11 and 12 of this Lease. If Tenant installs business machines and/or mechanical equipment which cause noise or vibration objectionable to other tenants of the Building or which are, in Landlord's reasonable judgment, harmful to the Premises, then Tenant, at Tenant's expense, shall promptly install and maintain noise or vibration eliminators or other devices sufficient to eliminate such noise and vibration. Landlord reserves the right to inspect the Premises to insure compliance with this Section.


          17.2 Landlord shall have the right to approve the weight and position of safes and other heavy equipment or fixtures, which shall, if reasonably considered necessary by the Landlord, stand on weight distribution platforms or like devices approved in advance by Landlord. Landlord's approval under the preceding sentence shall not be unreasonably withheld or delayed provided any such safes and other heavy equipment or fixtures will not exceed the maximum floor load of the floor in question after such weight distribution platform or like device is installed. Any and all non-structural damage or injury to the Premises caused by moving the property of Tenant into or out of the Premises, or due to the same being on the Premises, shall be repaired by, and at the sole cost of, Tenant. All structural damage or injury to the Premises caused by moving such property into or out of the Premises, or due to the same being on the Premises, shall be repaired by Landlord, at Tenant's expense, and Tenant shall pay for the same, as Additional Rent, within ten (10) days after its receipt of an invoice therefor.

          17.3 No furniture, equipment or other bulky matter of any description will be received into the Premises or carried in the passenger elevators except as approved by Landlord, and all such furniture, equipment, and other bulky matter shall be delivered only by way of the freight elevators during Business Hours subject to the availability of the freight elevators. In the event Tenant requests overtime service in accordance with the provisions of this Lease, such overtime service shall be at Tenant's sole cost and expense in accordance with the provisions of this Lease. All movement of furniture, equipment and other materials outside the Premises shall be at Tenant's expense and under the direct control and supervision of Landlord who shall, however, not be responsible for any damage to or charges for moving the same. Tenant shall pay for Landlord's supervision, as Additional Rent, within ten (10) days after its receipt of an invoice therefor. Tenant shall promptly remove from the sidewalks adjacent to the Building any of the Tenant's furniture, equipment or other material there delivered or deposited.

          18. NON-LIABILITY AND INDEMNIFICATION.

          18.1 Neither Landlord, the Board of Managers, the managing agents of the Unit, the Building and the Common Elements, any Superior Mortgagee, Superior Landlord nor its or their respective agents, employees, contractors, officers, directors, shareholders, members, partners, partners of such partners, and principals (disclosed or undisclosed) and their respective mortgagees, successors and assigns (collectively, the "Landlord Parties") shall be liable to Tenant for, and Tenant shall save and hold the Landlord Parties harmless from and shall indemnify such parties against, any loss, liability, claim, damage, expense (including reasonable attorneys' fees and disbursements), penalty or fine incurred in connection with or arising from the Premises or by reason of Tenant's or any other occupant's use of the Premises including, without limitation, any injury to Tenant, Tenant's agents, employees, contractors, invitees or licensees or any other occupant of the Premises, or to any other person or for any damage to, or loss (by theft or otherwise) of any of Tenant's property or of the property of any other person, irrespective of the cause of such injury, damage or loss unless due to the negligence of Landlord or Landlord's agents, its employees, contractors, invitees or licensees. Any Building employee to whom any property shall be entrusted by or on behalf of Tenant shall be acting as Tenant's agent with respect to such property, and neither Landlord, the Board of Managers, the managing agent of the Unit, Building or Common Elements, nor their respective agents shall be liable for any loss or damage to any such property.

          18.2  Neither  any  (a)  performance  by any  or  all of the  Landlord
Parties, Tenant or others of any repairs or improvements in or to the Land, Building or Premises, (b) failure of any or all of the Landlord Parties or others to make any such repairs or improvements, (c) damage to the Unit, the Building equipment, Premises or Tenant's personal property, (d) injury to any persons, caused by other tenants or persons in the Building, or by operations in the construction of any private, public or quasi-public work, or by any other cause, (e) latent defect in the Unit, the Building, Building equipment or Premises, (f) temporary or permanent covering or bricking up of any windows of the Premises for any reason whatsoever including, without limitation, any or all of the Landlord Parties' own acts, any Legal Requirement or any Insurance Requirement, nor (g) inconvenience or annoyance to Tenant or injury to or interruption of Tenant's business by reason of any of the events or occurrences referred to in the foregoing subdivisions (a) through (f) shall impose any liability on any or all of the Landlord Parties to Tenant, any occupant or any third party claiming by, through or under Tenant; provided, that, Tenant reserves the right to demand that Landlord correct, at Landlord's sole cost and expense, any latent defects in the Unit or the Premises to the extent the same adversely affect Tenant's use and occupancy of the Premises for Tenant's normal business operations. Landlord, to the extent that Landlord agrees with the need for such repair (to the extent that Landlord disagrees with such request, the matter shall be settled by arbitration in accordance with Article 35 hereof), shall commence such repair or exercise all rights available to Landlord under the Condominium Documents to cause the Board of Managers to commence such repair, within thirty (30) days of request therefor. Landlord or the Board of Managers, in making any repairs, alterations or improvements hereunder, shall prosecute the same utilizing such reasonable methods in order to minimize any disruption to Tenant's use of the Premises or the conduct of its business therein. In no event, however, shall any or all of the Landlord Parties be liable for injury or damage to Tenant or its property unless such injury or damage is caused by the negligence of any or all of the Landlord Parties. Notwithstanding anything herein to the contrary, except as set forth in Sections 23 and 24 hereof, to the extent that any disruption of Building service is caused by parties other than Tenant or Tenant's agents, employees, contractors, invitees or licensees, and such disruption results in the cessation of any or all services to the Premises or a portion thereof, and Tenant is unable to conduct its business within the Premises, or the portion thereof so affected:
(i) for five (5) consecutive Business Days or more, Tenant shall be entitled to an abatement of Base Rent and Additional Rent for the portion of the Premises so affected commencing on the sixth (6th) Business Day following such cessation of services and continuing until such services are restored and (ii) for one hundred twenty (120) consecutive calendar days, then Tenant shall have the option to cancel and terminate this Lease. In no event, however, shall Landlord be liable for injury or damage to Tenant or its property unless such injury or damage is caused by the intentional acts or gross negligence of Landlord or Landlord's agents, its employees, contractors, invitees or licensees. No representation is made that the communications or security systems, devices or procedures of the Unit or the Building will be effective to prevent injury to Tenant or any other person or damage to, or loss (by theft or otherwise) of any of Tenant's personal property or the property of any other person and in no event shall any of the Landlord Parties be liable to Tenant for any failure of Tenant's computer, telecommunications or data base systems. Landlord reserves the right to discontinue or modify such communications or security systems or procedures without liability so long as Landlord shall continue to maintain communications or security systems comparable to those of Class A office buildings in Downtown Manhattan.


          18.3 Tenant hereby indemnifies the Landlord Parties against liability or expense (including reasonable attorneys' fees and disbursements) in connection with or arising from (i) (a) any default by Tenant in the performance of any provisions of this Lease, and/or (b) the use or occupancy or manner of use or occupancy of the Premises by Tenant or any person claiming by, through or under Tenant, and/or (c) claims for death, personal injury or property damage arising out of the acts, omissions or negligence of Tenant, or the contractors, agents, employees, invitees or licensees of Tenant in connection with the performance of any Alterations or any other work, labor, services or materials done for or supplied to Tenant, including, without limitation, the installation, maintenance (or failure to maintain) or removal of Tenant's Corridor Signs, and/or (d) any acts, omissions or negligence of Tenant or any such person, or the contractors, agents, employees, invitees or licensees of Tenant or any such person, in or about the Premises, the Unit or the Building either prior to, during or after the expiration of the Term, and (ii) claims arising from any notices of violation or mechanic's liens arising from or in connection with the performance of any Alterations or any other work, labor, services or materials done for or supplied to Tenant, including, without limitation, the installation, maintenance (or failure to maintain) or removal of Tenant's Corridor Signs; provided, however, (a) Landlord agrees to give Tenant prompt written notice after Landlord receives actual knowledge of any action, suit or proceeding based in whole or in part on the foregoing, (b) Tenant shall have the right to control the defense of any such action, suit or proceeding to the extent relating to claims with respect to which Landlord may assert rights of indemnification pursuant to this Section 18.3, without prejudice to Tenant's obligation to remove all mechanic's liens and (c) Landlord shall provide reasonable cooperation, at Tenant's sole cost and expense, to Tenant, as Tenant may request, in connection with any such action or proceeding. If any action, suit or proceeding arising from any of the foregoing is brought against Landlord, Tenant will resist and defend such action, suit or proceeding or cause the same to be resisted and defended by counsel designated by Tenant (which counsel shall be reasonably satisfactory to Landlord, such counsel shall be deemed satisfactory to Landlord if Landlord fails to object to such counsel within fifteen (15) days after receipt of Notice thereof from Tenant), unless, due to a conflict of interest, Landlord requires such action, suit or proceeding to be resisted and defended by counsel of its own selection and is represented by such counsel (in which case Tenant shall be liable for the payment of Landlord's reasonable attorney's fee). If and to the extent that the foregoing provisions of this Section 18.3 may be unenforceable for any reason, Tenant hereby agrees to make the maximum contribution to payment and satisfaction of each of the indemnified liabilities which is permissible under applicable law.

          18.4 Tenant shall pay to Landlord, as Additional Rent, within ten (10) days after written demand therefor, sums equal to all losses and other liabilities referred to in Section 18.3. The obligations of Tenant under this
Article 18 shall survive the expiration or earlier termination of this Lease.

          19. ASSIGNMENT AND SUBLETTING.


          19.1 Neither this Lease nor any part hereof, nor the interest of Tenant thereunder, shall, by operation of law or otherwise, be assigned, mortgaged, pledged, encumbered, sublet or otherwise transferred by Tenant, Tenant's legal representatives or successors in interest, and neither the Premises nor any part thereof shall be encumbered in any manner by reason of any act or omission on the part of Tenant, or anyone claiming under or through Tenant, or shall be sublet or be used, occupied, or utilized for desk space or for mailing privileges by anyone other than Tenant, without the prior written consent of Landlord in each instance, which consent shall not be unreasonably withheld or delayed as hereinafter provided. Except for a sale or transfer of stock in a public stock market (so long as the intent of such transfer is not to circumvent any of the terms, covenants or conditions of this Lease) or a sale or transfer to a Related Corporation, a transfer of fifty percent (50%) or more in interest of Tenant or a transfer of fifty percent (50%) or more in interest in the controlling general partner, any partner holding a majority interest in Tenant or majority stockholder of Tenant (whether such transfers are through a single transaction or a series of transactions and whether stock, partnership interest, or otherwise) by any party(s) in interest shall be deemed an assignment of this Lease.


          19.2 If this Lease be assigned, whether or not in violation of the terms of this Lease, Landlord may collect rent from the assignee. If the Premises or any part thereof be sublet or be used or occupied by anybody other than Tenant, whether or not in violation of this Lease, Landlord may, after default by Tenant and expiration of Tenant's time to cure such default, if any, collect rent from the subtenant or occupant. In either event, Landlord may apply the net amount collected to the rent herein reserved, but no assignment, subletting, occupancy, or collection or application of rent shall be deemed a waiver of any of the provisions of Section 19.1, or the acceptance of the assignee, subtenant, or occupant as a tenant, or be deemed to relieve, impair, release, or discharge Tenant of its obligations fully to perform the terms of this Lease on Tenant's part to be performed. The consent by Landlord to an assignment, transfer, encumbering or subletting pursuant to any provision of this Lease shall not in any way be deemed consent to, or be deemed to relieve Tenant from obtaining Landlord's written consent to, any other or further assignment, transfer, encumbering or subletting. References in this Lease to use or occupancy by anyone other than Tenant shall include, without limitation, subtenants, licensees and others claiming under Tenant or under any subtenant, immediately or remotely. The listing of any name other than that of Tenant on any door of the Premises or on any directory or in any elevator in the Building, or otherwise, shall not operate to vest in the person so named any right or interest in this Lease or the Premises, or be deemed to constitute, or serve as a substitute for, any consent of Landlord required under this Article, and it is understood that any such listing shall constitute a privilege extended by Landlord, revocable at Landlord's will by Notice to Tenant. Tenant agrees to pay, as Additional Rent, within ten (10) days after Tenant's receipt of an invoice therefor, Landlord attorneys' fees and disbursements incurred by Landlord in connection with any proposed assignment or sublease, including the costs of making investigations as to the acceptability of a proposed subtenant or assignee.

          19.3 In the event that at any time or from time to time during the Term, Tenant shall desire to sublet all or part of the Premises, in whole or in part, Tenant shall submit to Landlord a written request for Landlord's consent ("Request for Consent") to such subletting, which request shall contain or be accompanied by the following information: (i) the name and address of the proposed subtenant; (ii) a description identifying the space to be sublet; (iii) the terms and conditions of the proposed subletting; (iv) the nature and character of the business of the proposed subtenant and of its proposed use of the demised premises; and (v) current financial information and any other information as Landlord may reasonably request with respect to the proposed subtenant.


          19.4 (a) In the event that at any time during the Term Tenant desires to assign its entire interest in this Lease, Tenant:

          (i) shall submit to Landlord a Notice setting forth the name and address of the proposed assignee and a detailed description of such person's business, character and financial references (including its most recent balance sheet and income statements certified by its chief financial officer or a certified public accountant), and any other information reasonably requested by Landlord; and

          (ii) shall submit to Landlord (a) the material terms of the proposed assignment, (c) an agreement by Tenant to indemnify Landlord against liability resulting from any claims that in connection with the proposed assignment may be made against Landlord by any brokers or other persons claiming a commission or similar compensation and (c) a copy of the term sheet for such assignment and, if same has been prepared, a copy of the proposed assignment.

          (b) Tenant may at any time during the Term assign this Lease, subject to Landlord's consent, which consent shall not be unreasonably withheld or delayed, provided, however, Landlord's consent shall not be required if Tenant's assignment is to a Related Corporation or as set forth in Section 19.5 hereof, and, provided further, that under no circumstances shall any such assignment relieve Tenant from the performance of any of Tenant's obligations under this Lease, except as otherwise approved by Landlord in writing, and subject to the following conditions:

          (i) The proposed assignee has a sufficient financial capacity to pay its obligations under this Lease as they are incurred, as reasonably determined by Landlord;

          (ii) The nature of the proposed assignee's business and its reputation is in keeping with the character of the Building as a Class A office building and its tenancies and such assignee shall not be a governmental agency, charitable organization or a corporation or other organization whose operations are or would be subject to environmental restrictions;

          (iii) The purposes for which the proposed assignee intends to use the Premises are uses expressly permitted by this Lease;

          (iv) No Event of Default shall have occurred and be continuing hereunder; and

          (v) No assignment of this Lease by Tenant shall be valid unless, within fifteen (15) days after the execution thereof, Tenant shall deliver to Landlord an executed copy of such assignment in form and substance reasonably satisfactory, duly executed by Tenant and by the assignee.

          (c) Landlord shall, within twenty (20) days after receiving all of the information under Section 19.4(a) and Section 19.4(b)(i) and (ii) which information must be full and complete, give Notice to Tenant to permit or deny the proposed assignment. If Landlord denies consent, it must explain the reasons for the denial. If Landlord does not give Notice within such twenty (20) day period, then Tenant shall be required to submit an additional ten (10) day notice to Landlord stating to Landlord that Tenant's proposed assignment will be deemed approved by Landlord if Landlord fails to respond to Tenant within ten
(10) days of Landlord's receipt of such second notice. If Landlord fails to respond to such the foregoing ten (10) day notice, then Tenant may assign the entire Premises upon the terms Tenant gave in the information under Sections 19.4(a)(i) and (ii) and Sections 19.4(b)(i) and (ii).

          (d) In the event that Tenant fails to execute and deliver any assignment within ninety (90) days after Tenant shall have delivered the Notice described in Section 19.4(a), then Tenant shall again comply with all the provisions and conditions of this Section 19.4 before assigning this Lease.

          19.5 Notwithstanding anything herein to the contrary, Tenant shall have the right (so long as the intent of such transfer is not to circumvent any of the terms, covenants or conditions of this Lease), without obtaining Landlord's consent, but with prior written Notice to Landlord:

          (i) to assign this Lease or sublet all or any part of the Premises to a parent, subsidiary, affiliate or successor (by merger, consolidation, transfer of assets, assumption or otherwise) of Tenant;

          (ii) to transfer any interest in Tenant including, without limitation, a majority or controlling interest in Tenant;

          (iii) to assign this Lease or sublet all or any part of the Premises to any entity or entities of the Tenant created by the division of Tenant into one or more separate corporations and/or partnerships; and

          (iv) to sublet the Premises or assign this Lease in connection with the public offering of the stock of Tenant, or any affiliated or successor entity, on a recognized public exchange.

          19.6 Intentionally deleted.


          19.7 Landlord shall not unreasonably withhold its consent to the proposed subletting, request for desk space or mailing privileges (each referred to as a "sublet" and collectively referred to as a "subletting" for the purposes of Section 19.7 and 19.8 hereof) referred to in Tenant's Request for Consent provided that the following further conditions shall be fulfilled:

          (a) there shall be no advertisement or public communication or any kind whatever relating to the proposed subletting which mentions or refers to a rental rate or to any other matter which directly or indirectly reasonably might adversely reflect on the dignity or prestige of the Unit or the Building;

          (b) no space shall be sublet to another tenant, or to a related corporation of any other tenant or to any other occupant of the Building, if Landlord shall then have available for rent comparable space in the Unit (or other unit owners affiliated with Landlord with respect to any other space in the Building);

          (c) no subletting shall be to a person or entity which has a financial standing, is of a character, is engaged in a business, or proposed to use the sublet premises in a manner not in keeping with the standards which are consistently applied in such respects of the other tenancies and subtenancies in the Building;

          (d) the subletting shall be expressly subject to all of the obligations of Tenant under this Lease and, without limiting the generality of the foregoing, the sublease shall impose at least the same restrictions and conditions with respect to use as are contained in Article 9 and shall specifically provide that there shall be no further subletting of the sublet premises;

          (e) that part, if any, of the term of any such sublease or any renewal or extension thereof which shall extend beyond a date one day prior to the expiration or earlier termination of the term shall be a nullity;

          (f) any such  subletting  will  result in there being no more than two
(2) occupants in the Premises other than the Tenant;

          (g) Tenant shall pay all reasonable out-of-pocket costs that may be incurred by Landlord in connection with said sublease, including the costs of making investigations as to the acceptability of a proposed subtenant and the reasonable fees of Landlord's attorneys;


          (h) the proposed subtenant is not currently negotiating and shall have not negotiated with Landlord (or with other unit owners affiliated with Landlord to lease any other space in the Building) for the rental of any space in the Unit within the prior six (6) months before Tenant's Request for Consent (and comparable space in the Unit is not available to rent at the time Tenant wishes to negotiate with such proposed subtenant);

          (i) Landlord shall be furnished with a duplicate original of the sublease within (5) Business Days after the date of its execution;

          (j) Tenant shall pay to Landlord a sum equal to fifty percent (50%) of
(x) any fixed rent and additional rent or other consideration paid to Tenant by any subtenant which is in excess of the Base Rent and Additional Rent then being paid by Tenant to Landlord pursuant to the terms hereof, less Expenses as hereinafter defined, and (y) any other profit or gain realized by Tenant from any such subletting. The term "Expenses" shall mean (i) reasonable brokerage commissions incurred by Tenant in connection with such subletting, (ii) reasonable costs of alterations performed for the benefit of subtenant, (iii) the book value of any fixtures sold to the subtenant as a bona fide sale, (iv) the reasonable legal fees incurred by Tenant in connection with any such transaction, (v) the reasonable advertising fees incurred by Tenant in connection with such subletting and (vi) any reasonable additional concessions granted by Tenant to subtenant in connection with such subletting. All sums payable hereunder by Tenant shall be paid to Landlord as Additional Rent immediately upon receipt thereof by Tenant. If only a part of the Premises is sublet, then the Base Rent and Additional Rent paid therefor by Tenant to Landlord shall be deemed for the purposes of this Paragraph (j) to be that fraction thereof that the area of said sublet space bears to the entire Premises; and

          (k) there shall be no default by Tenant beyond any applicable grace period under any of the terms, covenants and conditions of this lease at the time that Landlord's consent to any such subletting is requested or on the date of the commencement of the term of any such proposed sublease.

          19.8 Landlord will respond to all Tenant's Requests for Consent within twenty (20) days of receipt of Tenant's Request for Consent. If Landlord fails to respond to Tenant's Request For Consent to Tenant's proposed subletting within the foregoing twenty (20) day period, then Tenant shall be required to submit an additional ten (10) day notice to Landlord stating to Landlord that Tenant's proposed sublet will be deemed approved by Landlord if Landlord fails to respond to Tenant within ten (10) days of Landlord's receipt of such second notice. If Landlord fails to respond to such the foregoing ten (10) day notice, then Tenant's proposed sublet will be deemed approved for all purposes in this Lease as if Landlord had originally given its consent thereto.

          20. SUBORDINATION AND ATTORNMENT

          20.1 This Lease and all rights of Tenant hereunder are subject and subordinate in all respects to (a) all present and future ground leases, operating leases, superior leases, overriding leases and underlying leases and grants of term of the Land and the Building or any portion thereof including, but not limited to, the Condominium Documents and the Ground Lease (collectively, including the applicable items set forth in subdivision (d) of this Section 20.1, the "Superior Lease") whether or not the Superior Lease shall also cover other lands or buildings, (b) all mortgages and building loan agreements, including leasehold mortgages and spreader and consolidation agreements, which may now or hereafter affect the Unit, Land or Building (collectively, including the applicable items set forth in subdivisions (c) and
(d) of this Section 20.1, the "Superior Mortgage"), whether or not the Superior Mortgage shall also cover other lands or buildings or leases, (c) each advance made or to be made under the Superior Mortgage, and (d) all renewals, modifications, replacements, substitutions and extensions of the Superior Lease and the Superior Mortgage. The provisions of this Section shall be self-operative and no further instrument of subordination shall be required. In confirmation of such subordination, Tenant shall promptly execute and deliver, at its own cost and expense, any instrument, in recordable form, that Landlord, the Board of Managers, the landlord under any Superior Lease (the "Superior Landlord") or the holder of any Superior Mortgage (the "Superior Mortgagee") may reasonably request to evidence such subordination; and if Tenant fails to execute, acknowledge and deliver any such instrument within thirty (30) days after request therefor. Any Superior Mortgagee may elect that this Lease shall have priority over such Superior Mortgage and, upon notification thereof by such Superior Mortgagee to Tenant, this Lease shall be deemed to have priority over such Superior Mortgage, whether this Lease is dated prior to or subsequent to the date of such Superior Mortgage. If Landlord, the Board of Managers, any Superior Mortgagee or Superior Landlord requires any modification of this Lease, Tenant shall, at Landlord's request, promptly execute, acknowledge and deliver to Landlord instruments in form reasonably satisfactory to Landlord effecting such modification Tenant; provided that such modifications do not increase the Base Rent or Additional Rent payable by Tenant hereunder increase the obligations of Tenant hereunder beyond a de minimis amount or affect Tenant's rights hereunder beyond a de minimis amount. If any act or omission of Landlord would give Tenant the right, immediately or after the giving of notice and/or a lapse of time, to cancel or terminate this Lease, or to claim a partial or total eviction, Tenant shall not exercise such right until: (i) it has given written notice of the act or omission to Landlord, the Board of Managers and each Superior Landlord and Superior Mortgagee whose name and address has been furnished to Tenant and shall describe Landlord's default with reasonable detail, specifying the section of this Lease as to which Landlord is in default, and (ii) either (A) a reasonable period for remedying the act or omission shall have elapsed following the giving of such notice and no remedy shall have been commenced or (B) a cure having been timely commenced ceases to be prosecuted with diligence and continuity. If within such reasonable period, the Board of Managers or such Superior Landlord or Superior Mortgagee gives Tenant notice of its intention to remedy the act or omission and promptly thereafter commences and diligently prosecutes the required remedial action to completion within the prescribed time period, Tenant shall have no right to terminate this Lease on account of the act or omission. Landlord agrees to use reasonable efforts to obtain a subordination, non-disturbance and attornment agreement from any Superior Landlord and Superior Mortgagee existing on the date of this Lease.


          20.2 For purposes of this Section 20.2, the term "Successor Landlord" shall mean and include (i) any person, including but not limited to any Superior Landlord or Superior Mortgagee, who, prior to the termination of this Lease, acquires or succeeds to the interest of Landlord under this Lease through summary proceedings, foreclosure action, assignment, deed in lieu of foreclosure or otherwise, and (ii) the successors and assigns of any person referred to in clause (i) of this sentence. Upon any Successor Landlord's so acquiring, or so succeeding to, the interest of Landlord under this Lease, Tenant shall, at the election and upon the request of the Successor Landlord, and without further instruments of attornment, fully attorn to and recognize such Successor Landlord as Tenant's landlord under this Lease upon the then executory terms of this Lease. No Successor Landlord shall be bound by any prepayment of rent or additional rent for more than one month in advance or any amendment or modification of this Lease made without the consent of such Successor Landlord. Tenant waives the provisions of any statute or rule of law now or hereafter in effect which may give or purport to give Tenant any right of election to terminate this Lease or to surrender possession of the Premises in the event any Superior Lease is terminated. The foregoing provisions of this Section shall inure to the benefit of any such Successor Landlord, shall be self-operative, and no further instrument shall be required to give effect to said provisions. Upon demand of any such Successor Landlord, Tenant agrees to execute instruments to evidence and confirm the foregoing provisions of this Section reasonably satisfactory to any such Successor Landlord. Nothing contained in this Section shall be construed to impair any right otherwise exercisable by any such owner, holder or lessee.

          20.3 This Lease shall be subject and  subordinate  to the  Condominium
Documents and the Ground Lease, as now or hereafter amended, and Tenant covenants and agrees to comply with the terms of the Condominium Documents and the Ground Lease, as now or hereafter amended, for so long as the same shall be in effect.

          21. ACCESS; CHANGE IN FACILITIES

          21.1 All parts (except non-glass surfaces facing the interior of the Premises) of all walls, windows and doors bounding the Premises, all balconies, stairs, landings and roofs adjacent to the Premises, all space in or adjacent to the Premises used for columns, shafts, stacks, stairways, risers, elevator shafts and machinery, conduits, air conditioning rooms, telephone rooms, fan rooms, heating, ventilating, air conditioning, plumbing, electrical and other mechanical facilities, service closets and other Building equipment, and the use thereof, as well as access thereto through the Premises for the purposes of operation, decoration, cleaning, maintenance, safety, security, alteration and repair, are hereby exclusively reserved to Landlord and the Board of Managers. Landlord and the Board of Managers reserve the right, at any time, without incurring any liability to Tenant therefor, to make such changes in or to the Building and the Building equipment, as well as in the entrances, doors, lobbies, interior and exterior plaza areas, corridors, elevators, Building stairs, landings, toilets and other public parts of the Building, as it may deem necessary or desirable, provided any such change or alterations do not prevent Tenant from conducting its usual and customary business within the Premises.


          21.2 Landlord and the Board of Managers may install, use, control and maintain pipes, fans, ducts, wires and conduits within or through the Premises, or through the walls, columns and ceilings therein, provided that the installation work and resulting construction will not prevent Tenant from conducting its usual and customary business within the Premises. Landlord agrees to use (or exercise all rights available to Landlord under the Condominium Documents to cause the Board of Managers to use) reasonable efforts to conceal all pipes, fans, ducts, wires and conduits installed by Landlord and the Board of Managers in the Premises after the date of this Lease within the walls, columns and ceilings of the Premises. Tenant hereby grants Landlord and the Board of Managers access through the Premises in connection with Landlord's or the Board of Manager's installation, use, control and maintenance of such pipes, fans, ducts, wires and conduits; provided, that, Landlord or the Board of Managers, whomever gained access to the Premises by virtue of this Section 21.2, shall be liable to Tenant for all damage to the Premises and Tenant's personalty within the Premises due to (based on a comparative negligence standard) the gross negligence or willful misconduct of Landlord or the Board of Managers, as applicable, during such party's activities in the Premises. Where access doors are required by Landlord or the Board of Managers in or adjacent to the Premises for mechanical trades, Landlord or the Board of Managers shall furnish them and have all keys to such access doors. Tenant shall reasonably cooperate with Landlord and the Board of Managers in the location of Landlord's or the Board of Managers' access doors for such facilities.

          21.3 Landlord and the Board of Managers shall have the right to take all reasonable measures as Landlord or the Board of Managers may deem advisable for the security of the Building and its occupants, including, without limitation, the search of all persons entering or leaving the Building, the evacuation of the Building for cause, suspected cause or for drill purposes.

          21.4 Landlord, the Board of Managers and their respective agents shall have the right to enter the Premises at all reasonable times, whether or not during Business Hours, upon reasonable prior notice to Tenant and with a representative of Tenant present for any of the purposes specified in this Article and (a) to examine the Premises or for the purpose of performing any obligation of Landlord or the Board of Managers or exercising any right reserved to Landlord or the Board of Managers in this Lease (or to the Superior Landlord in any Superior Lease); (b) to exhibit the Premises to prospective mortgagees or purchasers of the Unit or Building; (c) to exhibit the Premises to prospective tenants, but only within the last twelve (12) months of the Term; (d) to make or cause to be made such repairs or improvements, or to perform such maintenance, including the maintenance of Unit or Building equipment, as Landlord may deem necessary or desirable or required by any Governmental Authority, Legal Requirement or Insurance Requirement; and (e) to take into and temporarily store, during the course of such repairs, improvements or maintenance, upon the Premises all materials that may be required in connection therewith. If, after receipt of the Notice set forth above, Tenant, its agents or employees shall not be present or shall not permit an entry into the Premises at any time when such entry shall be permissible, Landlord and the Board of Managers may use a master key or forcibly enter the Premises without any liability therefor (unless Landlord or the Board of Managers shall be grossly negligent or act with willful misconduct during their presence in the Premises); provided, that, Landlord and the Board of Managers may only forcibly enter the Premises in order to respond to an emergency situation.

          21.5 The exercise of any rights retained by Landlord and the Board of Managers pursuant to this Article 21 shall be without liability to Tenant or any person claiming through Tenant for damage or injury to property, person or business and without effecting an eviction, constructive or actual, or disturbance of Tenant's use of possession or giving rise to any claim for set-off or abatement of Base Rent or Additional Rent so long as Landlord's and the Board of Manager's exercise of their rights does not prevent Tenant from conducting its usual and customary business within the Premises.

          22. RULES AND REGULATIONS


          22.1 Tenant and Tenant's agents, employees, licensees and invitees will fully and promptly comply with all requirements of the Building Standards and the Building Rules and Regulations as set forth in Exhibit C and Exhibit D respectively (collectively, the "Rules and Regulations"). Landlord agrees to enforce the Rules and Regulations in a reasonable and non-discriminatory manner compared to other tenants of similar size in the Unit. Landlord and the Board of Managers shall at all times have the right to change such Rules and Regulations and/or Building services or to promulgate other Rules and Regulations and/or Building services in such manner as may be deemed advisable for safety, care, or cleanliness of the Building and related facilities or premises, and for preservation of good order therein, all of which rules and regulations and/or Building services, changes and amendments will be forwarded to Tenant in writing and shall be carried out and observed by Tenant. Tenant shall further be responsible for the compliance with such Rules and Regulations and/or Building services by the employees, servants, agents, visitors, licensees and invitees of Tenant. In the event of any conflict between the provisions of this Lease and the provisions of the Rules and Regulations (or conflicts within the Rules and Regulations), then the most restrictive term, provision, rule and/or regulation shall apply. Landlord shall not be responsible or liable to Tenant for violations of the Rules and Regulations by other tenants and occupants of the Building so long as Landlord enforces the Rules and Regulations in a reasonable and non-discriminatory manner compared to other tenants of similar size in the Unit to Tenant.

          23. DAMAGE OR DESTRUCTION

          23.1 If the Premises or any part thereof shall be damaged or rendered untenantable by fire or other casualty and this Lease is not terminated pursuant to any provision of this Article, Landlord, at Landlord's expense, shall perform or shall exercise all rights available to Landlord under the Condominium Documents to cause the Board of Managers to perform, Landlord's Restoration Work (as hereinafter defined), subject to Legal Requirements (including, without limitation, applicable zoning codes) then in effect and to the extent of available insurance proceeds, and Tenant, at Tenant's expense, shall perform Tenant's Restoration Work (as hereinafter defined), with reasonable dispatch and continuity. Except as provided in Section 23.8, Base Rent and Additional Rent shall be equitably abated to the extent that the Premises shall have been rendered untenantable, such abatement shall commence on the date of such damage, provided Tenant has given prompt Notice of such damage to Landlord, and shall continue until the date the Premises shall no longer be untenantable or, in the event of Tenant Delay or any delay in Tenant's performance of Tenant's Restoration Work (other than a delay caused by a Landlord Delay), until the date the Premises would have been tenantable but for such Tenant Delay or other delay in Tenant's performance of Tenant's Restoration Work (other than a delay caused by a Landlord Delay); provided, however, should Tenant occupy a portion of the Premises for the conduct of its business during the period the repair work is taking place and prior to the date the Premises are no longer untenantable, the Base Rent and Additional Rent allocable to such occupied portion, based upon the proportion which the occupied portion of the Premises bears to the total area of the Premises, shall be payable by Tenant from the date of such occupancy.


          23.2 "Landlord's Restoration Work" shall include all of the work necessary to repair, restore, replace and rebuild Landlord's Work to substantially the same condition as that in which it was immediately prior to the occurrence of the fire or other casualty; provided, however, that Landlord's Restoration Work shall not include the repair, restoration, replacement or the rebuilding of (i) Tenant's Work or Tenant's Furnishings, (ii) any Alteration made or installed by or on behalf of Tenant pursuant to Article 12 hereof or
(iii) any part of the furniture, business equipment or other personal property which may have been placed by Tenant within the Premises.

          23.3 "Tenant's Restoration Work" shall include all of the work (other than Landlord's Work) necessary to repair, restore, replace and rebuild the Premises (including Tenant's Work) to substantially the same condition as that in which it was in immediately prior to the occurrence of the fire or other casualty.

          23.4 If the Premises shall be totally damaged or rendered wholly untenantable by fire or other casualty, Landlord has not terminated this Lease pursuant to Section 23.5 and Landlord has not substantially completed Landlord's Restoration Work within fifteen (15) months (subject to (i) Tenant Delay or (ii) delays in Tenant's performance of Tenant's Restoration Work (other than a delay caused by a Landlord Delay) which result in delays in the performance of Landlord's Restoration Work or (iii) Force Majeure) from the date Landlord, and the Board of Managers (to the extent the Board of Managers is performing any Landlord's Restoration Work) receives (i) final adjustment of all insurance claims relating to the casualty, (ii) all permits and approvals necessary to perform Landlord's Restoration Work, and all such permits and approvals are final and nonappealable (or the time for appeal has expired), and (iii) written confirmation from the Superior Mortgagee that the Superior Mortgagee has agreed to advance insurance proceeds to Landlord for the performance of Landlord's Restoration Work, Tenant may serve Notice on Landlord of its intention to terminate this Lease, and if within forty five (45) days after Landlord's receipt of such Notice, subject to (i) Tenant Delay or (ii) delays in Tenant's performance of Tenant's Restoration Work (other than a delay caused by a Landlord Delay) which result in delays in the performance of Landlord's Work or
(iii) Force Majeure, Landlord or the Board of Managers shall not have completed Landlord's Restoration Work, this Lease shall terminate on the expiration of such forty five (45) day period as if such termination date were the Expiration Date, without prejudice to Landlord's and Tenant's rights under this Lease in effect prior to such termination. Upon Landlord's or the Board of Managers' completion of Landlord's Restoration Work, Tenant shall have no further right to terminate this Lease pursuant to this Section 23.4.


          23.5 If the Premises shall be totally damaged or rendered wholly untenantable by fire or other casualty or if the Building or Unit shall be so damaged by fire or other casualty that alteration or reconstruction of more than forty percent (40%) of the rentable area of the Building or the Unit, in Landlord's reasonable opinion, shall be required (whether or not the Premises shall have been so damaged) or if the Superior Mortgagee refuses to advance insurance proceeds to Landlord for the performance of Landlord's Restoration Work, then Landlord, at its option, may terminate this Lease, by giving Tenant thirty (30) days' Notice of such termination, within ninety (90) days after the date of such fire or other casualty. In the event that such Notice of termination shall be given, this Lease shall terminate as of the date provided in such notice of termination with the same effect as if that date were the Expiration Date, without prejudice to Landlord's and Tenant's rights under this Lease in effect prior to such termination.

          23.6 Landlord and the Board of Managers shall not be liable for any inconvenience to Tenant or injury to the business of Tenant resulting in any way from any such damage by fire or other casualty, or the repair thereof (except if Landlord or the Board of Managers performs such repairs with gross negligence or willful misconduct, and then to the extent such damage was caused by Landlord or the Board of Managers, based upon a comparative negligence standard). Landlord and the Board of Managers will not carry insurance of any kind on Tenant's Work, any Alterations or any personal property of Tenant, and Landlord and the Board of Managers shall not be obligated to repair any damage thereto, or replace the same, or bear any of the risk of loss with respect thereto.

          23.7 The provisions of this Article shall be considered an express agreement governing any case of damage to or destruction of the Building, the Unit or the Premises or any part of either by fire or other casualty, and Tenant hereby waives the provisions of Section 227 of the Real Property Law and agrees that the provisions of this Article shall govern and control in lieu thereof.

          23.8 Notwithstanding any of the foregoing provisions of this Article, if, by reason of some action or inaction on the part of Tenant or any of its subtenants or their employees, agents, licensees or contractors, Landlord or the Board of Managers shall be unable to collect all of the insurance proceeds applicable to damage or destruction including, but not limited to, rental interruption or business interruption insurance, then, without prejudice to any other remedy which may be available against Tenant, the abatement of Base Rent and Additional Rent provided for in this Article shall not be effective.

          23.9 In the event of a conflict between the provisions of this Article 23 and those of Section 18.2, the provisions of this Article 23 shall prevail.

          24. EMINENT DOMAIN

          24.1 In the event that all of the Land, the Building, the Unit or the Premises shall be acquired or condemned by eminent domain, this Lease shall terminate as of the date of the vesting of title in the condemning authority as if said date were the Expiration Date. If only a part of the Premises shall be so acquired or condemned then, except as otherwise provided in this Article, this Lease shall continue in full force and effect, but from and after the date of the vesting of title, the Base Rent shall be reduced by an amount equal to the product obtained by multiplying (i) the Base Rent in effect immediately prior to such condemnation by (ii) a fraction, the numerator of which is the number of rentable square feet of the Premises taken and the denominator of which is the number of rentable square feet of the Premises immediately prior to the condemnation. Tenant's Proportionate Share shall also be reduced to equal a fraction, the numerator of which is the number of rentable square feet of the Premises after the taking and the denominator of which is the number of rentable square feet of the Unit after the taking. The aforesaid calculations shall be reasonably determined by Landlord, and if Tenant disputes such calculations, such calculations shall be settled by arbitration in accordance with the procedure set forth in Article 35 hereof.

          24.2 If such a part of the Land, Unit or the Building shall be so acquired or condemned so that continued operation of the remaining portion of the Unit or Building shall be impracticable or uneconomical as reasonably determined by Landlord or the Board of Managers, then (i) whether or not the Premises shall be affected, Landlord may, within ninety (90) days following the date of vesting of title, give Tenant thirty (30) days' Notice of termination of this Lease or (ii) if more than twenty-five percent (25%) of the total area of the then Premises is acquired or condemned, and the taking of such portion of the Premises renders the balance of the Premises significantly unusable by Tenant for the Permitted Use, Tenant may, within ninety (90) days following the date upon which Tenant shall have received Notice of vesting of title, give to Landlord thirty (30) days' Notice of termination of this Lease. In the event any such thirty (30) day Notice of termination is given by Landlord or Tenant, this Lease shall terminate upon the expiration of said thirty (30) days with the same effect as if that date were the Expiration Date, without prejudice to Landlord's or Tenant's rights under this Lease in effect prior to such termination, and Rent shall be apportioned as of such date or sooner termination.

          24.3 In the event of any such acquisition or condemnation of all or any part of the Land, Unit or the Building, Landlord shall receive the entire award for any such acquisition or condemnation. Tenant shall have no claim against Landlord or the condemning authority for the value of any unexpired portion of the Term and agrees not to join in any claim made by Landlord and to execute all further documents that may be required in order to facilitate the collection of the award by Landlord. Tenant shall, however, retain the right to make a separate claim for (i) the value of any personal property taken, and (ii) its moving expenses, provided same does not diminish or delay the award otherwise obtainable by Landlord.


          24.4 Upon Landlord's  receipt of the condemnation award referred to in
Section 24.3, and provided that this Lease has not been terminated pursuant to the provisions of Section 24.1 or Section 24.2, Landlord shall promptly perform, or use reasonable efforts to cause the Board of Managers to perform, Landlord's Restoration Work to the extent such condemnation award is sufficient for such purpose, the Superior Mortgagee has agreed in writing to advance the condemnation award to Landlord (or the Board of Managers to the extent that they are performing Landlord's Restoration Work) for the performance of Landlord's Restoration Work and provided Landlord receives all permits and approvals necessary to perform Landlord's Restoration Work and all such permits and approvals are final and nonappealable (or the time for appeal has expired). Tenant shall perform Tenant's Restoration Work whether or not Tenant's award is sufficient for such purpose.

          24.5 If the temporary use or occupancy of all or part of the Premises shall be condemned or taken, this Lease shall remain unaffected by such condemnation or taking and Tenant shall continue to be responsible for all of its obligations hereunder (except to the extent prevented from so doing by reason of such condemnation or taking) and it shall continue to pay the Base Rent and Additional Rent as provided hereunder. Tenant shall have the right to claim, prove and receive so much of any award for such condemnation or taking for temporary use or occupancy as represents compensation for the use and occupancy of the Premises and, if so awarded, for the loss of value or utility of Tenant's personal property, Tenant's Work and any Alterations and Tenant's moving expenses, up to and including the Expiration Date or the date of termination of the condemnation or taking for temporary use or occupancy, whichever is earlier, and Landlord shall be entitled to claim, prove and receive the balance of any such award. Notwithstanding the foregoing, however, the rights and interests of Landlord and Tenant to any award received or receivable with respect to a condemnation or taking for temporary use or occupancy shall be in all other respects governed by the applicable provisions of the Superior Lease and/or the Superior Mortgage.

          24.6 If the grade of any street upon which the Land is situated or abuts shall be changed, this Lease shall nevertheless continue in full force and effect, and Landlord shall be entitled to collect and keep the entire award that may be made. Tenant hereby assigns to Landlord all of its right in and to every such award or any part thereof.

          24.7 The terms "condemnation" and "acquisition" as used herein shall include any agreement in lieu of or in anticipation of the exercise of the power of eminent domain between Landlord and any Governmental Authority authorized to exercise the power of eminent domain.

          25. CONDITIONS OF LIMITATION

          25.1 This Lease and the Term and estate hereby granted are subject to the limitations that:

          (a) if Tenant shall file a voluntary petition in bankruptcy or insolvency, or commence an action under the Bankruptcy Code, or shall be adjudicated a debtor, or insolvent, or shall file any petition or answer seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the Bankruptcy Code or any other present or any future federal bankruptcy act or any other present or future applicable federal, state or other statute or law (foreign or domestic), or shall make an assignment for the benefit of creditors or shall seek or consent or acquiesce in the appointment of any trustee, receiver or liquidator of Tenant or of all or any part of Tenant's property; or

          (b) if, within ninety (90) days after the commencement of any proceeding and/or action against Tenant, whether by the filing of a petition or otherwise, seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the Bankruptcy Code or any other present or future federal bankruptcy act or any other present or future applicable federal, state or other statute or law (foreign or domestic), such proceeding shall not have been dismissed, or if, within ninety (90) days after the appointment of any trustee, custodian, receiver or liquidator of Tenant or of all or any part of Tenant's property, without the consent or acquiescence of Tenant, such appointment shall not have been vacated or otherwise discharged, or if any execution or attachment shall be issued against Tenant or any of Tenant's property pursuant to which the Premises shall be taken or occupied or attempted to be taken or occupied; or

          (c) if Tenant shall default in the payment when due of any Base Rent or Additional Rent for a period of five (5) days after receipt from Landlord of notice thereof; or

          (d) if Tenant shall default in the performance of any term of this Lease on Tenant's part to be performed (other than the payment of Base Rent and Additional Rent) and Tenant shall fail to remedy such default within thirty (30) days after Notice of such default, or if such default is of such a nature that it cannot be completely remedied within said period of thirty (30) days if Tenant shall not (x) promptly upon the giving by Landlord of such Notice, advise Landlord of Tenant's intention to institute all steps necessary to remedy such situation, (y) promptly institute and thereafter diligently prosecute to completion all steps necessary to remedy the same, and (z) complete such remedy within a reasonable time after the date of the giving of said Notice by Landlord and in any event prior to such time as would either (i) subject Landlord, Landlord's agents, any Superior Landlord or Superior Mortgagee to criminal prosecution or civil liability, including, without limitation, the imposition or threatened imposition of an order to vacate or revocation or suspension of the certificate of occupancy for the Unit, the Building or the Premises, or (ii) cause a default under any Superior Lease or any Superior Mortgage; or

          (e) if any event shall occur or any contingency shall arise whereby this Lease or the estate hereby granted or the unexpired balance of the Term would, by operation of law or otherwise, devolve upon or pass to any person other than Tenant except as is expressly permitted under Article 19;

then in any of said events an event of default ("Event of Default") shall be deemed to exist.

          26. REMEDIES

          If an Event of Default shall exist, the following provisions shall apply and Landlord shall have the rights and remedies set forth therein which rights and remedies may be exercised upon or at any time following the occurrence of an Event of Default:

          26.1 (a) By Notice to Tenant, Landlord shall have the right to accelerate all Base Rent and any other sums due hereunder and otherwise payable in installments over the remainder of the Term, and, at Landlord's option, any other Additional Rent to the extent that such Additional Rent can be determined and calculated to a fixed sum; and the amount of accelerated rent, without further Notice or demand for payment, shall be due and payable by Tenant within five (5) days after Landlord has so notified Tenant. Additional Rent which has not been included, in whole or in part, in accelerated rent, shall be due and payable by Tenant during the remainder of the Term, in the amounts and at the times otherwise provided for in this Lease.

          (b) Notwithstanding the foregoing or the application of any rule of law based on election of remedies or otherwise, if Tenant fails to pay the accelerated rent in full when due, Landlord thereafter shall have the right by Notice to Tenant, (i) to terminate Tenant's further right to possession of the Premises, or (ii) to terminate this Lease under Section 26.2 below, and to recover by an action at law all Base Rent and Additional Rent; and if Tenant shall have paid part but not all of the accelerated rent, the portion thereof attributable to the period equivalent to the part of the Term remaining after Landlord's termination of possession or termination of this Lease shall be applied by Landlord against Tenant's obligations owing to Landlord as determined by the applicable provisions of Sections 26.3 and 26.4 below.


          26.2 (a) By Notice to Tenant, Landlord shall have the right to terminate the Lease as of a date specified in the Notice of termination and in such case, Tenant's rights, including any based on any option to renew, and to the possession and use of the Premises shall end absolutely as of the termination date; and this Lease shall also terminate in all respects except for the provisions hereof regarding Landlord's damages and Tenant's liabilities arising prior to, out of and following the Event of Default and the ensuing termination, including the payment of Base Rent and Additional Rent.

          (b) Following such termination (as well as upon any other termination of this Lease by expiration of the Term or otherwise) Landlord immediately shall have the right to recover possession of the Premises; and to that end, Landlord may enter the Premises and take possession, without the necessity of giving Tenant any Notice to quit or any other further Notice, with or without legal process or proceedings, and in so doing Landlord may remove Tenant's property (including any Alterations to the Premises made by Tenant), as well as the property of others as may be in the Premises, and make disposition thereof in such a manner as Landlord may deem to be commercially reasonable and necessary under the circumstances.

          26.3 (a) Unless and until Landlord shall have terminated this Lease under Section 26.2 above, Tenant shall remain fully liable and responsible to perform all of the covenants and to observe all the conditions of this Lease throughout the remainder of the Term; and, in addition, Tenant shall pay to Landlord, upon demand and as Additional Rent, the total sum of all costs, losses and expenses, including reasonable counsel fees, as Landlord incurs, directly or indirectly, because of any Event of Default having occurred. The termination of this Lease shall not relieve Tenant of its obligations to pay any Base Rent or Additional Rent which may be due, included any accelerated Base Rent or Additional Rent.

          (b) If Landlord either terminates Tenant's right to possession without terminating this Lease or terminates this Lease and Tenant's leasehold estate as above provided, Landlord shall have the unrestricted right to relet the Premises or any part(s) thereof to such tenant(s) on such terms and for such period(s) as Landlord may deem appropriate. The failure of Landlord to relet the Premises or any part(s) thereof shall not release or affect Tenant's liability for damages hereunder. Landlord shall in no event be liable in any way whatsoever for failure to relet the Premises, or in the event the Premises are relet, for failure to collect the rent thereof under such reletting, and in no event shall Tenant be entitled to receive the excess, if any, of the net rents collected by Landlord over the sums payable by Tenant hereunder.


          26.4 (a) The damages which Landlord shall be entitled to recover from Tenant shall be the sum of:

          (1) all Base Rent and Additional Rent accrued and unpaid as of the termination date; and

          (2) (i) all costs and expenses incurred by Landlord in recovering possession of the Premises, including counsel fees and the cost of removal and storage of Tenant's property, improvements and Alterations therefrom, (ii) the costs and expenses of restoring the Premises to the condition in which the same were to have been surrendered by Tenant as of the expiration of the Term, or, in lieu thereof, the costs and expenses of remodeling or altering the Premises or any part for reletting the same and (iii) the costs of reletting (exclusive of those covered by the foregoing (ii)) including brokerage fees and counsel fees; and

          (3) the present value of all Base Rent and Additional Rent (to the extent that the amount(s) of Additional Rent has been then determined) otherwise payable by Tenant over the remainder of the Term discounted at a discount rate equal to the current yield rate on the U.S. Treasury note maturing closest in time to the Expiration Date as such yield is reported in The Wall Street Journal, or similar publication, on the date of termination of this Lease.

          Less (deducting from the total determined under sub-paragraphs (1)(2) and (3)) all rent and all other additional rent to the extent determinable as aforesaid (to the extent that like charges would have been payable by Tenant) which Landlord receives from other tenant(s) by reason of the reletting of the Premises or any part thereof during or attributable to any period falling within the otherwise remainder of the Term.

          (b) The damage sums payable by Tenant under the preceding provisions of this Section 26.4 shall be payable on demand from time to time as the amounts are determined.


          26.5 Landlord shall have all rights and remedies now or hereafter existing at law with respect to the enforcement of Tenant's obligations hereunder and the recovery of the Premises. No right or remedy herein conferred upon or reserved to Landlord or Tenant shall be exclusive of any other right or remedy, but shall be cumulative and in addition to all other rights and remedies given hereunder or now or hereafter existing at law. Landlord and Tenant shall be entitled to injunctive relief in case of the violation, or attempted or threatened violation, of any covenant, agreement, condition or provision of this Lease, or to a decree compelling performance of any covenant, agreement, condition or provision of this Lease.

          26.6 Nothing herein contained shall limit or prejudice the right of Landlord to exercise any or all rights and remedies available to Landlord by reason of default or to prove for and obtain in proceedings under any bankruptcy or insolvency laws, an amount equal to the maximum allowed by any law in effect at the time when, and governing the proceedings in which, the damages are to be proved, whether or not the amount be greater, equal to or less than the amount of the loss or damage referred to above.

          26.7 No delay or forbearance by Landlord in exercising any right or remedy hereunder, or Landlord's undertaking or performing any act or matter which is not expressly required to be undertaken by Landlord shall be construed, respectively, to be a waiver of Landlord's rights or to represent any agreement by Landlord to undertake or perform such act or matter thereafter. Waiver by Landlord of any breach by Tenant of any covenant or condition herein contained (which waiver shall be effective only if so expressed in writing by Landlord) or failure by the Landlord to exercise any right or remedy in respect of any such breach shall not constitute a waiver or relinquishment for the future of Landlord's right to have any such covenant or condition duly performed or observed by Tenant, or of Landlord's rights arising because of any subsequent breach of any such covenant or condition nor bar any right or remedy of Landlord in respect of such breach or any subsequent breach. Landlord's receipt and acceptance of any payment from Tenant which is tendered not in conformity with the provisions of this Lease or following an Event of Default (regardless of any endorsement or notation on any check or any statement in any letter accompanying any payment) shall not operate as an accord and satisfaction or a waiver of the right of Landlord to recover any payments then owing by Tenant which are not paid in full, or act as a bar to the termination of the Lease and the recovery of the Premises because of Tenant's previous default.

          27. SURRENDER OF PREMISES

          27.1 No act or thing done by Landlord or its agents during the Term shall be deemed an acceptance of a surrender of the Premises, and no agreement to accept a surrender of the Premises shall be valid unless the same be made in writing and signed by Landlord.


          27.2 On the Expiration Date or upon the sooner termination of this Lease or upon any re-entry by Landlord upon the Premises, all of Tenant's right, title and interest, if any, in the Premises, Tenant's Work, Alterations, the Unit or the Building, shall cease, and Tenant shall, at its sole cost and expense, quit, surrender, vacate and deliver the Premises to Landlord "broom clean" and in reasonable order, condition and repair except for ordinary wear, tear and damage by fire or other insured casualty, together with all improvements which have been made upon the Premises (except as otherwise provided for in this Lease and subject to the provisions of Articles 11 and 12). Tenant shall remove from the Premises, the Unit and Building all of Tenant's personal property and personal effects of all persons claiming through or under Tenant, and shall promptly pay Landlord the cost to repair all damage to the Premises, the Unit and the Building occasioned by such removal.

          27.3 If the Expiration Date or the date of sooner termination of this Lease shall fall on a day which is not a Business Day, then Tenant's obligations under Section 27.2 shall be performed on or prior to the immediately preceding Business Day.

          27.4 Any Alterations or any personal property of Tenant which shall remain in the Premises after the termination of this Lease shall be deemed to have been abandoned and either may be retained by Landlord as its property or may be disposed of, at Tenant's expense, in such manner as Landlord may determine.

          27.5 If the Premises are not surrendered within ninety (90) days after the termination of this Lease, Tenant hereby indemnifies Landlord and the Board of Managers and holds them harmless against any loss, cost, expense and/or liability (including attorney's fees) resulting from or incurred by Landlord in connection with any delay by Tenant in so surrendering the Premises including, without limitation, any claims by any succeeding tenant or prospective tenant founded upon such delay, or any loss of a prospective tenancy relating to such delay.

          27.6 In the event Tenant remains in possession of the Premises after the termination of this Lease without the consent of Landlord, Tenant, at the option of Landlord and without waiving the liability of Tenant, shall be deemed to be occupying the Premises as a tenant from month-to-month, at a monthly rental equal to two (2) times (1.5 times during the first two (2) months of such holdover) the Base Rent and Additional Rent payable during the last month of the Term, as liquidated damages for such holdover, subject to the provisions of
Section 27.5 above and subject to all of the other terms of this Lease, insofar as the same are applicable to a month-to-month tenancy.

          27.7 Tenant's obligations under this Article shall survive the expiration or earlier termination of this Lease.

          28. BROKERAGE

          28.1 Tenant represents to Landlord, and Landlord represents to Tenant, that Newmark &Co., Williams Real Estate Company and Insignia/ESG, Inc. (collectively, the "Broker") are the only brokers or agents with whom each such party has had any conversations or negotiations concerning the Premises or this Lease. Each party hereto hereby agrees to indemnify and hold the other party harmless from and against (a) any claim for a brokerage commission made by any party other than Broker and (b) any expenses incurred by such party in connection with such claim, to the extent such claim arises out of the misrepresentation by such other party. Landlord shall pay any commission due to Broker pursuant to a separate written agreement.



          29. TENANT ESTOPPEL CERTIFICATES

          29.1 Tenant agrees to execute and return within ten (10) Business Days after request therefor by Landlord in connection with any sale or financing of the Unit or for any reason if requested by the holder of any Superior Mortgage (or thirty (30) days for any other reason), a certificate prepared by Landlord and signed by Tenant (i) substantially in the form annexed hereto as Exhibit J, which certificate may also set forth such further information with respect to the Lease or the Premises as Landlord or any Superior Mortgagee may reasonably request. Any such certificate delivered by Tenant pursuant hereto shall be binding upon Tenant and may be relied upon by Landlord, any Superior Mortgagee or prospective mortgagee, or any prospective purchaser of the Land, Unit and/or the Building or any part thereof or any interest therein. Tenant shall, as soon as possible but in any event within ten (10) Business Days following receipt of said proposed certificate from Landlord, return a fully executed, dated and notarized copy of said certificate to Landlord. In the event Tenant shall fail to return a fully executed copy of such certificate (or a fully executed copy of a modified certificate acceptable to Landlord) to Landlord within the foregoing ten (10) Business Day period, then Tenant shall be deemed to have approved and confirmed all of the terms, certifications and representations contained in such certificate.

          30. LANDLORD ESTOPPEL CERTIFICATES.

          30.1 Landlord agrees to furnish within thirty (30) days after request by Tenant (or within ten (10) Business Days if the reason for any such request is to comply with the requirements of any securities law) a certificate signed by Landlord stating the date to which Base Rent and Additional Rent has been paid by Tenant and confirming the absence or existence of defaults hereunder of which Landlord has knowledge and anything else reasonably requested by Tenant relating to the terms of this Lease.

          31. NOTICES

          31.1 Each provision of this Lease, or of any applicable governmental laws, ordinances, regulations, and other requirements with reference to the sending, mailing or delivery of any notice, or with reference to the making of any payment by Tenant to Landlord, shall be deemed to be complied with when and if the following steps are taken:


          (a) All Base Rent, Additional Rent and other payments required to be made by Tenant to Landlord hereunder shall be payable to Landlord at the address set forth in the Fundamental Lease Provisions or at such other address as Landlord may specify from time to time by written notice delivered in accordance herewith.

          (b) All notices,  requests,  demands or other communications  (each, a
"Notice") with respect to this Lease, whether or not herein expressly provided for, shall be in writing and shall be given by hand delivery or by United States certified mail, postage prepaid, return receipt requested, or by express mail or overnight courier, or by telecopier (with a requirement of electronic confirmation of receipt if a Notice is sent by telecopier) to the parties at their respective addresses or telecopy numbers as set forth in the Fundamental Lease Provisions. Any such addresses for the giving of Notice may be changed by either party by giving Notice thereof to the other. Notices shall be deemed given upon the date of first attempted delivery.

          32. JOINT AND SEVERAL LIABILITY

          32.1 If there be a guarantor of Tenant's obligations hereunder, the obligations hereunder imposed upon Tenant shall be the joint and several obligations of Tenant and such guarantor. Landlord need not first proceed against Tenant before proceeding against such guarantor nor shall any such guarantor be released from its guaranty for any reason whatsoever, including, without limitation, in case of any amendments hereto, waivers hereof or failure to give such guarantor any notices hereunder. Any guarantee shall be a guarantee of payment and not a guarantee of collection.

          33. PERSONAL LIABILITY

          33.1 The liability of Landlord to Tenant for any default by Landlord under the terms of this Lease shall be limited to the interest of Landlord in the Unit and, to the extent proceeds and income from the Unit are actually held by Landlord at the time of the entry of judgement against Landlord, such proceeds and income, and in no event shall Tenant make any claim against the members, shareholders, officers, directors, individuals, partners or joint venturers of Landlord, or any partners of such partners or joint venturers, for any deficiency nor shall any such members, shareholders, officers, directors, individuals, partners or joint venturers, or any partners of such partners or joint venturers, have or be subject to any personal liability and the assets of such parties shall not be subject to levy, attachment or other enforcement of a remedy sought by Tenant or anyone claiming by, through or under Tenant for any breach or claim hereunder. This clause shall not be deemed to limit or deny any remedies which Tenant may have in the event of default by Landlord hereunder which do not involve the personal liability of Landlord.

          33.2 Subject to the provisions of Section 18.2 hereof, notwithstanding anything herein to the contrary, except in the event of a casualty in accordance with the terms of Article 23 hereof, in the event that the Board of Managers fails to perform any of its obligations under this Lease, or if the Board of Managers, through the performance of any of its obligations hereunder or any other act or omission of the Board of Managers in the Premises, the Unit or the Building, the Board of Managers damages or injures the Premises, Tenant or any of Tenant's employees, affiliates, subtenants or assigns or any of the property owned by any of the foregoing, Tenant covenants and agrees to look only to the Board of Managers for any claim with regard to such act or omission and shall not in any way look to Landlord to satisfy any such claim or otherwise abate its payment of Base Rent or Additional Rent or terminate this Lease.

          34. ENVIRONMENTAL MATTERS

          34.1 Tenant shall not engage in operations at the Premises or Building which involve the generation, manufacture, refining, transportation, treatment, storage, handling or disposal of Hazardous Materials (as hereinafter defined); provided, however, that Tenant shall not be precluded from transporting, storing or utilizing limited quantities of substances typically used and reasonably necessary for the ordinary operation and maintenance of the Building or Premises, so long as such substances are used, transported, stored and handled in accordance with all Applicable Laws (as hereinafter defined). Tenant further covenants that it will not cause or permit to exist, as a result of an intentional or unintentional action or omission on Tenant's part, the releasing, spilling, leaking, pumping, pouring, emitting, emptying or dumping from, on or about the Premises or Building of any Hazardous Materials.

          34.2 (a) Except to the extent such compliance is specifically identified as Landlord's or the Board of Manager's obligation hereunder, Tenant, its agents, officers, partners, subtenants', employees, on-site contractors, and invitees, shall be in compliance with all applicable state, federal, and local environmental and safety laws and regulations, shall obtain and maintain all permits, licenses, and authorizations required for Tenant's business, equipment, and operations on and in connection with the Premises or Building, shall comply with all terms and conditions of such permits, licenses, and authorizations, and shall comply with all applicable laws, statutes, rules, regulations, requirements, orders, and directives of Governmental Authorities including, without limitation, the Resource Conservation and Recovery Act (42 U.S.C.,
Section 6901 et seq.); the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C., Section 9601 et seq.); the New York Environmental Conservation Law; all applicable fire and municipal building codes, and any amendments thereto and any applicable guidelines or regulations promulgated thereunder (collectively, the "Applicable Laws").

          (b) Tenant shall certify to Landlord, on request, that (i) Tenant, its agents, officers, partners, subtenants, employees, on-site contractors, and invitees, are in compliance with the requirements of all Applicable Laws, (ii) no disposal of Hazardous Materials has occurred on, in, under or about the Premises or Building for which Tenant is responsible, and (iii) no release of Hazardous Materials has occurred on, in, under or about the Premises or Building for which Tenant is responsible.

          (c) Tenant shall indemnify, defend, and hold all Landlord Parties harmless from and against any and all claims, judgments, damages, penalties, fines,  liabilities,  losses,  and  costs  and  expenses  (including  reasonable attorney's fees and court costs) which arise at any time during or after the Term as a result of or in connection with (i) Tenant's breach of any prohibition or requirements set forth in this Section, and (ii) any Hazardous Materials present or occurring in the Premises or Building as a result of Tenant's, its agents, officers, partners, subtenants, employees, on-site contractors, or invitees, activities or omissions on or in connection with the Premises or Building. Tenant shall promptly notify Landlord of any actual or threatened losses hereunder. This obligation by Tenant to indemnify, defend, and hold harmless Landlord includes, without limitation, costs incurred in connection with any investigation of site conditions, preparation of any remedial or cleanup plan, or any cleanup, remedial, removal, or restoration work required by Landlord or any Governmental Authority because of any Hazardous Materials occurring or present in, on, under, or about the Premises or Building, diminution in value of the Premises or Building, damages for the loss or amenity of the Premises or Building, and sums paid in settlement of claims, penalties, attorneys' fees, court costs, consultant and laboratory fees, and expert's fees as a result of Tenant's, its agents', officers', partners', subtenants', employees', on-site contractors' or invitees' activities or omissions on or in connection with the Premises or Building. Without limiting the foregoing, if any Hazardous Materials attributable to Tenant, its agents', officers', partners', subtenants', employees', on-site contractors', or invitees', or the activities of any of them, are found on, under or about the Premises or Building, Tenant shall promptly take all actions, at its sole expense, necessary to return the Premises or Building or surrounding area to the condition existing prior to the introduction of Hazardous Materials to the Premises or Building or surrounding area in accordance with Applicable Laws; provided (i) that, except in emergency situations (in which case Notice shall be given to Landlord as soon as practicable), Landlord's approval of such actions shall first be obtained, which approval shall not be unreasonably withheld or delayed, and (ii) if it is impossible to return the Premises or Building to such condition, as determined by Landlord in its reasonable judgment, then Tenant may substitute an alternative action which will achieve and maintain the safe condition of the Premises or Building or is reasonably necessary to protect its occupants and is in compliance with Applicable Laws, if such alternative is acceptable to Landlord in its sole discretion.

          34.3 In the  event of  Tenant's  failure  to  comply in full with this
Article 34, Landlord or the Board of Managers may, at Landlord's or the Board of Managers' option, perform any and all of Tenant's obligations as aforesaid and all costs and expenses incurred by Landlord in the exercise of this right shall be deemed to be Additional Rent payable on demand and with interest until payment at the rate provided in Section 6.1. Landlord shall have the right, but not the obligation, to inspect the Premises and/or to conduct or cause to have conducted environmental audits from time to time to ascertain Tenant's compliance with the terms herein.

          34.4 As used herein, the term "Hazardous Materials" means any hazardous, toxic, flammable, or explosive substance, material, or waste which is or becomes regulated by any Governmental Authority. The term "Hazardous Materials" includes, without limitation, any material or substance which is (i) petroleum, (ii) asbestos, (iii) designated as a "hazardous substance" pursuant to Section 311 of the Federal Water Pollution Control Act (33 U.S.C., Section
1317), (iv) defined as "hazardous waste" pursuant to Section 1004 of the Federal Resource Conservation and Recovery Act, 42 U.S.C., Section 6901 et seq., (v) defined as a "hazardous substance" pursuant to Section 101 of the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C., Section 9601 et seq., (vi) defined as a "hazardous substance" or "hazardous waste" under the New York Environmental Conservation Law, or (vii) defined as a "hazardous" or "toxic" substance in any law similar to or in any amendment of any of the foregoing laws.

          34.5 Notwithstanding anything in this Section to the contrary, Landlord shall be responsible for removing any Hazardous Materials existing in the Unit or Premises as of the Lease Commencement Date to the extent required by Applicable Laws. Landlord shall, subject to Section 34.2 hereof, be responsible for removing any Hazardous Materials that exist in the Unit Common Areas as of Lease Commencement Date to the extent required by Applicable Laws.

          34.6  This  Article  34  shall   survive  the   expiration  or  sooner
termination of this Lease.

          35. ARBITRATION

          35.1 Any controversy or claim between Tenant and Landlord arising out of or relating to this Lease and specifically made subject to this Article 35 shall be determined by arbitration in New York, New York in accordance with the Commercial Arbitration Rules then pertaining of the AAA, subject, however, to the following provisions:

          (i) The AAA shall provide the parties with an identical list of names of persons selected from its panel of arbitrators having not less than ten (10) years experience in the area of the dispute from which a single neutral arbitrator mutually acceptable to the parties will be appointed within ten (10) days of receipt of such list;

          (ii) If the AAA shall be unable to appoint an arbitrator mutually acceptable to the parties, or if the parties can not agree upon an acceptable arbitrators within the ten (10) days of the receipt of a list of the arbitrators, it shall appoint a single neutral arbitrator having not less than ten (10) years experience in the area of the dispute;

          (iii) The hearings shall occur on consecutive weekdays and shall commence not later than thirty (30) days after the appointment of the arbitrator, unless the parties shall agree otherwise in writing;

          (iv) All fees and expenses of the arbitrator and the AAA shall be borne equally by Landlord and Tenant; and

          (v) Within thirty (30) days after the close of hearings, the arbitrator shall render a written decision on each issue presented, setting forth specifically the reasons therefor.

          36. SECURITY AREA

          36.1 Notwithstanding anything to the contrary contained in this Lease, in the event that at any time during the Term Tenant shall give a Notice to Landlord designating an area of the Premises which is used by Tenant for the storage of money, securities or valuable or confidential documents as the "Security Area", then from and after the date designated in such Notice, which shall be not less than five (5) days after the date of Landlord's receipt of Tenant's Notice, except in the event of an emergency (in which case Landlord shall provide Tenant with reasonable prior telephonic notice) Landlord and its agents shall not exercise any right to enter the Security Area, unless Landlord is accompanied by an employee of Tenant, provided that Tenant shall make an employee available to accompany Landlord or its agents during such entry at any time during Business Hours. The location, installation and maintenance of the Security Area by Tenant shall comply with all requirements of Article 12, Insurance Requirements and Legal Requirements.

          37. NO RECORDING

          37.1 Neither party shall have the right to record this Lease and same shall not be recorded. Any recording or attempted recording of this Lease by Tenant shall constitute an Event of Default.


          38. Intentionally Deleted.




          39. SECURITY DEPOSIT



          39.1 Tenant shall deposit with Landlord on the signing of this Lease the Security Deposit as security for the faithful performance and observance by Tenant of the terms, conditions and provisions of this Lease, including without limitation, the surrender of possession of the Premises to Landlord as herein provided. The Security Deposit shall be in the form of a letter of credit issued on the account of Tenant by a New York Clearinghouse member bank. The letter of credit and the issuer bank must be in all respects reasonably acceptable to Landlord and the letter of credit must provide for partial draws and that the same may be drawn upon by Landlord pursuant to the provisions of this Section. In the event Tenant defaults in respect of any of the terms, provisions and conditions of this Lease, including, but not limited to, the payment of Base Rent or Additional Rent, Landlord may, after the expiration of the applicable notice or cure period, apply or retain the whole or any part of the Security Deposit so deposited to the extent required for the payment of any Base Rent and Additional Rent or any other sum as to which Tenant is in default or for any sum which Landlord may expend or may be required to expend, as provided in this Lease, by reason of Tenant's default in respect of any of the terms, covenants and conditions of this Lease. If the bank issuing the letter of credit notifies Landlord that it wishes to terminate the letter of credit, Tenant shall have up to thirty (30) days prior to the expiration of such letter of credit in which to obtain a replacement letter of credit under the same terms and conditions as the prior letter of credit. If Tenant does not obtain such substitute letter of credit and deliver the same to Landlord at least thirty (30) days prior to the expiration of the original letter of credit, Landlord shall be entitled to draw down the remaining balance of the letter of credit and hold the same as the Security Deposit. Tenant shall be required to obtain a substitute letter of credit on the same terms and conditions of the original letter of credit within thirty (30) days of Landlord drawing down on the remaining balance of the original letter of credit. If Landlord applies or retains any part of the Security Deposit so deposited, Tenant, upon demand, shall deposit with Landlord the amount so applied or retained so that Landlord shall have the full Security Deposit on hand at all times during the Term. If Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this Lease, the security shall be returned to Tenant within ten (10) days after the Expiration Date and after delivery of the entire possession of the Premises to Landlord. In the event of a sale of the Unit or leasing of the Unit, Landlord shall have the right to transfer the Security Deposit to the vendee or lessee, and, if such vendee or lessee agrees to assume such Security Deposit, Landlord shall be released by Tenant from all liability for the return of the Security Deposit; and Tenant agrees to look solely to the new landlord for the return of the Security Deposit; and it is agreed that the provisions hereof shall apply to every transfer or assignment made of the Security Deposit to a new landlord. Tenant further covenants that it will not assign or encumber or attempt to assign or encumber the Security Deposit and that neither Landlord nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

          39.2 Notwithstanding anything herein to the contrary, Tenant shall be entitled to reduce its letter of credit by an amount equal to $83,125 on the third (3rd) anniversary of the Base Rent Commencement Date, (i) so long as Tenant has not been given Notice of any default under any of the terms, covenants or conditions of this Lease (and such default remains uncured) and
(ii) to the extent that Landlord has drawn down on all or any portion of the Security Deposit in accordance with Section 39.1 hereof, Tenant has replaced the amount applied or retained by Landlord. In the event that Tenant is refunded a portion of the Security Deposit in accordance with the preceding sentence, the Security Deposit shall be deemed to be reduced by such amount for all purposes under this Lease.

          40. MISCELLANEOUS

          40.1 Neither Landlord nor Landlord's agents or brokers have made any representations or promises with respect to the Premises, the Unit or the Building except as herein expressly set forth and no rights, easements or licenses are acquired by Tenant by implication or otherwise except as expressly set forth in the provisions of this Lease.

          40.2 The submission of this Lease to Tenant shall not be construed as an offer, nor shall Tenant have any rights with respect thereto unless and until Landlord and Tenant shall execute a copy of this Lease and Landlord delivers a fully executed copy to Tenant.

          40.3 Any approval by Landlord or Landlord's architects and/or engineers of any of Tenant's drawings, plans and specifications which are prepared in connection with Tenant's Work, any Alterations or construction of other improvements in the Premises shall not in any way be construed or operate to bind Landlord or to constitute a representation or warranty of Landlord as to the adequacy or sufficiency of such drawings, plans and specifications, or the improvements to which they relate, for any use, purpose, or condition, but such approval shall merely be the consent of Landlord as may be required hereunder in connection with Tenant's Work, any Alterations or the construction of other improvements in the Premises in accordance with such drawings, plans and specifications.

          40.4 If Tenant signs as a corporation, each of the persons executing this Lease on behalf of Tenant does hereby covenant and warrant that Tenant is a duly authorized and existing corporation, qualified to do business in New York, that the corporation has full right and authority to enter into this Lease, and that each of the persons signing on behalf of the corporation were authorized to do so.

          40.5 If Tenant's interest in this Lease shall be assigned to a partnership (or to 2 or more persons, individually, or as joint venturers or as co-partners of a partnership) pursuant to Article 19 (any such partnership and such persons are referred to in this Article as "Partnership Tenant"), the following provisions of this Section shall apply to such Partnership Tenant: (i) the liability of each of the parties comprising Partnership Tenant (other than limited partners) shall be joint and several, (ii) each of the parties comprising Partnership Tenant hereby consents in advance to, and agrees to be bound by, any modifications, termination, discharge or surrender of this Lease which may hereafter be made and by any Notices, demands, requests or other communications which may hereafter be given, by Partnership Tenant or by an of the parties comprising Partnership Tenant, (iii) any bills, statements, Notices, demands, requests or other communications given or rendered to Partnership Tenant or to any of the parties comprising Partnership Tenant shall be deemed given or rendered to Partnership Tenant and to all such parties and shall be binding upon Partnership Tenant and all parties, (iv) if Partnership Tenant shall admit new partners all such new partners or members shall, by their admission to Partnership Tenant, be deemed to have assumed performance of all of the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed, and (v) Partnership Tenant shall give prompt Notice to Landlord of the admission of any such new partners or members, and upon demand of Landlord, shall cause each such new partner or member to execute and deliver to Landlord an agreement in form satisfactory to Landlord, wherein each such new partner or member shall assume performance of all of the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed but neither Landlord's failure to request any such agreement nor the failure of any such new partner or member to execute or deliver any such agreement nor the failure of any such new partner or member to execute or deliver any such agreement to Landlord shall vitiate the provisions of subdivision (iv) of this
Section 40.5.

          40.6 Although this Lease was drawn by Landlord, both Landlord and Tenant have had significant comment with respect to the terms and provisions contained therein. Accordingly, this Lease shall not be construed either for or against Landlord or Tenant, but shall be construed simply according to its fair meaning.

          40.7 Whenever a period of time is herein prescribed for action to be taken by Landlord or Tenant, Landlord or Tenant, as applicable, shall not be liable or responsible for, and there shall be excluded from the computation for any such period of time, any delays caused by or attributable to acts of God, unusual weather conditions, strikes, lockouts, labor disputes, inability to obtain an adequate supply of materials, fuel, water, electricity, or other supplies, casualty, governmental action, accidents, breakage, repairs or any other causes of any kind whatsoever which are beyond the reasonable control of Landlord or Tenant, as applicable (collectively "Force Majeure").


          40.8 If any clause or provision of this Lease is illegal, invalid, or unenforceable under present or future laws effective during the Term, then and in that event, the remainder of this Lease shall not be affected thereby. In lieu of each clause or provision of this Lease that is illegal, invalid or unenforceable, there shall be added as a part of this Lease a clause or provision as similar in terms to such illegal, invalid or unenforceable clause or provision as may be possible and legal, valid and enforceable.

          40.9 This Lease may not be altered, changed or amended, except by instrument in writing signed by both parties hereto. No provision of this Lease shall be deemed to have been waived by Landlord or Tenant unless such waiver be in writing signed by Landlord or Tenant, as applicable, and addressed to Tenant or Landlord, as applicable, nor shall any custom or practice which may evolve between the parties in the administration of the terms hereof be construed to waive or lessen the right of Landlord or Tenant to insist upon the performance by Tenant or Landlord, as applicable, in strict accordance with the terms hereof.

          40.10 Provided this Lease has not been terminated in accordance with the provisions of this Lease, Tenant shall peaceably and quietly hold and enjoy the Premises for the Term, without hindrance from Landlord or anyone claiming through Landlord, subject to the terms and conditions of this Lease.

          40.11 Words of any gender used in this Lease shall be held and construed to include any other gender, and words in the singular number shall be held to include the plural, unless the context otherwise requires.

          40.12 The captions contained in this Lease are for the convenience of reference only, and in no way limit or enlarge the terms and conditions of this Lease.

          40.13 Nothing contained in this Lease shall be deemed or construed to create a partnership or joint venture of or between Landlord and Tenant, or to create any other relationship between the parties hereto other than that of Landlord and Tenant.


          40.14 The term "Landlord" as used in this Lease shall mean only the owner, or the mortgagee in possession, for the time being, of the Unit, or the owner of a lease of the Unit, so that in the event Landlord shall sell or convey the Unit to any party, such party shall be deemed to have assumed the obligations of Landlord arising from and after the date of such sale, all liabilities and obligations on the part of the Landlord under this Lease accruing thereafter shall terminate, and thereupon all such liabilities and obligations shall be binding on the new landlord, and it shall be so deemed and construed without further agreement between Landlord and its successors in interest.

          40.15 The provisions of this Lease shall be binding upon, and shall inure to the benefit of, the parties hereto with respect to the matters set forth herein and to the extent permitted under this Lease to each of their respective representatives, successors and assigns.

          40.16 This Lease, together with the Exhibits attached hereto, contains and embodies the entire agreement of the parties hereto, and no representations, inducements or agreements, oral or otherwise, between the parties not contained in this Lease, and the Exhibits annexed hereto, shall be of any force or effect.

          40.17 This Lease and the rights and obligations of both parties hereto hereunder shall be governed by the laws of the State of New York.

          40.18 If the Base Rent or any Additional Rent shall be or become uncollectible by virtue of any law, governmental order or regulation, or direction of any public officer or body, Tenant shall enter into such agreement or agreements and take such other action (without additional expense to Tenant) as Landlord may request, and as may be legally permissible, to permit Landlord to collect the maximum Base Rent and Additional Rent which may, from time to time during the continuance of such legal rent restriction be legally permissible, but not in excess of the amounts of Base Rent and Additional Rent payable under this Lease. Upon the termination of such legal rent restriction,
(A) the Base Rent and Additional Rent, after such termination, shall become payable under this Lease in the amount of the Base Rent and Additional Rent set forth in this Lease for the period following such termination, and (B) Tenant shall pay to Landlord, if legally permissible, an amount equal to (i) the Base Rent and Additional Rent which would have been paid pursuant to this Lease, but for such rent restriction, less (ii) the Base Rent and Additional Rent paid by Tenant to Landlord during the period that such rent restriction was in effect.

          40.19 If any excavation or other construction shall be made on any premises adjoining or above or below the Unit or the Building, Tenant shall permit Landlord, the Board of Managers or the adjoining owner, and their respective agents, employees, licensees and contractors to enter upon the Premises and to shore the walls thereof and to erect scaffolding and/or protective barricades around the Building and to do any act or thing necessary for the safety or preservation of the Unit or the Building. Tenant's obligations under this Lease shall not be affected by any such construction or excavation work, shoring-up, scaffolding or barricading provided that the activities of Landlord and the Board of Managers or the adjoining owner, as applicable, in the Premises do not prevent Tenant from conducting its usual and customary business within the Premises. Neither Landlord nor the Board of Managers shall be liable for any inconvenience, disturbance or loss or business or any other annoyance arising from such construction, excavation, shoring-up, scaffolding or barricades provided Landlord or the Board of Managers, as applicable, is not grossly negligent in the performance of such work or perform such work with willful misconduct.

          40.20 If the Building shall no longer be owned in a condominium form of ownership, this Lease shall remain in full force and effect, Tenant shall continue to pay Base Rent and Additional Rent and Landlord and Tenant shall perform their respective obligations hereunder. If either party reasonably believes that it is necessary to clarify the terms of this Lease as a result of such conversion in the form of ownership, then Landlord and Tenant shall promptly execute an agreement clarifying their respective obligations under this Lease; provided, however, neither party shall be required to execute any such instrument which would diminish or detract from the rights of such party or expand or enhance the obligations of such party under this Lease.

          40.21 In the event that Landlords interest in the Unit or the Unit's share of the Building changes as a result of any sale, acquisition, transfer, assignment or disposition of any portion of the Unit (other than the Premises) to any other party (other than an affiliate of Landlord), Landlord and Tenant agree to recalculate "Tenant's Proportionate Share", in a fair and equitable manner to reflect such sale, acquisition, transfer, assignment or disposition, it being understood that such recalculation shall be on such terms and in such manner as shall be mutually agreeable to Landlord and Tenant. When Tenant's Proportionate Share has been recalculated (in accordance with this paragraph), Landlord and Tenant shall execute and deliver an agreement setting forth such recalculation and confirming Tenant's Proportionate Share. Any dispute with regard to this Section 40.21 shall be settled by arbitration in accordance with the procedures set forth in Article 35 hereof.

          40.22 Tenant irrevocably waives any and all right(s) it may have in connection with any zoning lot merger or subdivision or transfer of development rights with respect to the Unit, the Building or the Land, including, but not limited to, any rights it may have to be a party to or to execute or to contest any Declaration of Restrictions (as such term is defined in Section 12-10 of the Zoning Resolution of the City of New York effective December 15, 1961, as amended) with respect to the Unit, the Building or the Landlord that would cause the Premises to be merged with or unmerged from any other zoning lot pursuant to such Zoning Resolution or to any document of a similar nature and purpose. This Lease shall be subject and subordinate to any Declaration of Restrictions or any other document of similar nature and purpose now or hereafter affecting the Unit, the Building or the Land provided same does not increase Tenant's Base Rent or Additional Rent hereunder and does not materially adversely affect any of Tenant's rights hereunder or materially increase any of Tenant's obligations or decrease any of Tenant's remedies under this Lease. In confirmation of such subordination and waiver, Tenant shall execute and delivery promptly any waiver document or other certificate or instrument that Landlord may reasonably request.

          40.23 Tenant covenants and agrees that if by reason of a default under the Ground Lease (including any underlying lease through which Landlord derives its leasehold estate in the Premises), such Ground Lease and/or underlying lease and the leasehold estate of the Landlord in the Premises is terminated, Tenant will attorn to the then holder of the reversionary interest in the Premises demised by this Lease and will recognize such holder as Tenant's landlord under this Lease, unless the lessor under such Ground Lease and underlying lease shall, in any proceeding to terminate such Ground Lease or underlying lease, elect to terminate this Lease and the right of the Tenant hereunder. Tenant agrees to execute and delivery, at any time and from time to time, upon the request of the Landlord or of the lessor under the Ground Lease, any instrument which may be necessary or appropriate to evidence such attornment. Tenant further waives the provision of any statute or rule of law now or hereafter in effect which may give or purport to give Tenant any right of election to terminate this Lease or to surrender possession of the Premises in the event any proceeding is brought by the lessor under such Ground Lease and/or underlying lease to terminate the same, and agrees that unless and until any such lessor, in connection with any such proceeding shall elect to terminate this Lease and the rights of the Tenant hereunder, this Lease shall not be affected in any way whatsoever by any such proceeding.


          41. THE LOWER MANHATTAN PLAN

          41.1 Landlord hereby represents that tenants of the Unit are eligible for the benefits of Title 4 of Article 4 of the New York Real Property Tax Law (the "Lower Manhattan Plan").

          41.2 A. For purposes of this Article 41, unless otherwise defined in this Lease, all terms used herein shall have the meanings ascribed to them in the Lower Manhattan Plan.

          B. For purposes of the Lower Manhattan Plan, Tenant's Percentage Share shall mean Tenant's Proportionate Share.

          C. For so long as Tenant continues to be eligible for the real estate tax abatement of the Lower Manhattan Plan (herein called the "LMP Abatement Benefits") with respect to the Premises, Landlord agrees to comply with the provisions and requirements of the Lower Manhattan Plan and the rules promulgated thereunder as the same relate to the Premises and to Landlord (in connection with Tenant's eligibility for the LMP Abatement Benefits).

          D. (i) Tenant shall indemnify and hold harmless all Landlord Parties from and against any and all claims arising from or in connection with Tenant's failure to fully and faithfully comply with the terms covenants and conditions of the Lower Manhattan Plan and the application filed by or on behalf of Tenant (to the extent that Tenant is obligated to comply with the terms, covenants and conditions of The Lower Manhattan Plan or application, as the case may be), a form of which is attached hereto as Exhibit I, together with all reasonable costs, expenses and liabilities incurred in connection with each such claim or action or proceeding brought thereon, including, without limitation, all attorneys' fees and expenses.

          (ii) Landlord shall indemnify and hold harmless Tenant from and against any and all claims arising from or in connection with Landlord's failure to fully and faithfully comply with the terms, covenants and conditions of the Lower Manhattan Plan and the application filed by or on behalf of Tenant (to the extent that Landlord is obligated to comply with the terms, covenants and conditions of The Lower Manhattan Plan or application, as the case may be), a form of which is attached hereto as Exhibit I, together with all reasonable costs, expenses and liabilities incurred in connection with each such claim or action or proceeding brought thereon, including, without limitation, all attorneys' fees and expenses.

          E. In accordance with the Lower Manhattan Plan and notwithstanding anything to the contrary contained in this Lease, Landlord agrees to allow Tenant against the Base Rent and Additional Rent payable by Tenant hereunder in an amount that, in the aggregate, equals the full amount of any abatement of Real Estate Taxes granted for the Premises pursuant to the Lower Manhattan Plan and actually received by Landlord (herein called the "Actual LMP Benefits"). Landlord shall, within thirty (30) days after its receipt of the Actual LMP Benefits, credit the full amount thereof (less the amounts accrued or expended by Landlord in obtaining the same including, but not limited to, any charges or fees imposed by the New York City Department of Finance (the "Department"), any legal fees incurred in processing the application for Actual LMP Benefits and the costs of providing any Further Cooperation, as set forth below) against the next installment(s) of Base Rent and or Additional Rent becoming due hereunder.

          F. In accordance with Section 499-c(5) of the Lower Manhattan Plan, Landlord agrees and informs Tenant that:

(1) an application for abatement of real property taxes pursuant to Title 4 of Article 4 of the New York Real Property Tax Law will be made for the Premises.

(2) the rent, including amounts payable by Tenant for real property taxes, will accurately reflect any abatement of real property taxes granted pursuant to Title 4 of Article 4 of the New York Property Tax Law for the Premises.

(3) at least five dollars ($5.00) or thirty five dollars ($35.00) per square foot (depending on the number of Tenant's employees working at the Premises and the term of this Lease) must be spent on improvements to the Premises and the common areas.

(4) all abatements granted with respect to the Unit pursuant to Title 4 of Article 4 of the New York Real Property Law will be revoked if, during the Benefit Period, real estate taxes or water or sewer charges or other lienable charges are unpaid for more than one year, unless such delinquent amounts are paid as provided in subdivision four of section four hundred ninety-nine-f of Title 4 of the New York Real Property Law.

          G.  Nothing   contained  herein  shall  be  construed  to  impose  any
obligation on Landlord to perform any improvements to the Premises and/or the common areas to establish Tenant's eligibility for the LMP Abatement Benefits.

          H. (i) Landlord, upon not less than thirty (30) days advance written notice from Tenant, agrees to cooperate with Tenant to execute, deliver and file, together with the Abatement Application (as hereinafter defined), the affidavit required by Section 499-C(7) of the Lower Manhattan Plan.

          (ii) Landlord, upon not less than thirty (30) days advance written notice from Tenant, agrees to cooperate with Tenant to execute, deliver and promptly file not later than one hundred eighty (180) days after the Lease
Commencement Date, an application (the "Abatement Application") for a certificate of abatement in accordance with Section 499-D of the Lower Manhattan Plan. Landlord further agrees to provide all other information required by the Department pursuant to Section 499-D of the Lower Manhattan Plan and to otherwise comply with the provisions of said Section 499-D.

          (iii) For so long as Tenant continues to be eligible for the LMP Abatement Benefits with respect to the Premises, Landlord, upon not less than thirty (30) Business Days advance written notice from Tenant, agrees to cooperate with Tenant to annually execute, deliver and file a certificate of continuing eligibility in accordance with Section 499-F of the Lower Manhattan Plan.

          I. Landlord agrees to provide Tenant with such further cooperation ("Further Cooperation") as may reasonably be requested by Tenant to assist Tenant in obtaining any incentives, subsidies, refunds or payments ("Further Benefits") made available to Tenant by (i) any modification to or amendment of the Lower Manhattan Plan, (ii) any program of the New York City Industrial Development Agency or any other governmental agency or (iii) any public utility.

          J. In the event that Tenant is denied the Lower Manhattan Plan tax abatement as a result of Landlord's failure to pay any real estate taxes, water or sewer charges or other lienable charges against the Unit, then in such event, Tenant will receive a credit against Base Rent and other charges due under the Lease an amount equal to the tax abatement Tenant would have been eligible for had the tax abatement been granted. Tenant shall not be entitled to the foregoing Base Rent credit if the failure to obtain the Lower Manhattan Plan tax abatement is as a result of the Board of Managers failure to pay any real estate taxes, water or sewer charges or other lienable charges against the Building.

          42. ROOF RIGHTS.

          42.1 Subject to all of the terms,  covenants  and  conditions  of this
Article 42, Tenant shall have the right to have Landlord provide Tenant with roof space to install a Communications Dish, as hereinafter defined. Within thirty (30) days of Landlord's receipt of Tenant's Notice that Tenant desires to install a Communications Dish on the roof of the Building, Landlord shall respond to such request stating the amount that Landlord will charge Tenant for renting the roof space necessary to install such Communications Dish ("Roof Rent"). Landlord will charge Tenant a commercially reasonable rate for Roof Rent. If Landlord and Tenant agree on a Roof Rent, then Tenant shall pay to Landlord Roof Rent upon installation of the Communications Dish. If Landlord and Tenant cannot agree on the Roof Rent, within thirty (30) days after Tenant delivers to Landlord Notice of Tenant's desire to install a Communications Dish, then both parties shall promptly choose an arbitrator to determine the fair market value of the Roof Rent, which, in accordance with the following procedure, will be the Roof Rent for the roof space provided by Landlord to Tenant. Each party shall choose an arbitrator who is a senior officer of a recognized New York leasing, brokerage or real estate consulting firm who shall have at least ten (10) years experience in (i) the leasing of office space in the Downtown Manhattan Area or (ii) the appraisal of first class office buildings in Downtown Manhattan. The two arbitrators shall then determine the fair market value of the Roof Rent within sixty (60) days after the appointment of each arbitrator, and if the two arbitrators are unable to agree upon the fair market value of the Roof Rent within such sixty (60) day period, then a third arbitrator with the same qualifications as the first two arbitrators shall be selected by the two arbitrators (or if they are unable to agree, then the selection shall be made by the AAA or any organization successor thereto), and the third arbitrator shall determine the fair market value of the Roof Rent within thirty (30) days thereafter in accordance with the following procedures: the arbitrator selected by Landlord and the arbitrator selected by Tenant shall each make a separate determination of the fair market value of the Roof Rent. The determination made by Landlord's arbitrator is hereinafter referred to as Landlord's Determination and the determination made by Tenant's arbitrator is hereinafter referred to as Tenant's Determination. Each arbitrator shall deliver a copy of its determination to the third arbitrator and to the other arbitrator. Each of the two arbitrators may, within five (5) days following a receipt of the other's determination change its determination and deliver a copy of such changed determination to the third arbitrator and to the other of the two arbitrators. No further changes in the determination will be allowed. The determination of Roof Rent by the third arbitrator shall be either the amount set forth in Landlord's determination or the amount set forth in Tenant's determination. The third arbitrator may not select any other amount as the Roof Rent. The Roof Rent as so determined by the third arbitrator shall be binding upon the parties. Each party shall be responsible for the fees and expenses of the third (3rd) arbitrator and of the AAA.

          42.2 To the extent that (i) Landlord and Tenant agree to allow Tenant to install a Communications Dish on the roof of the Building in accordance with
Section 42.1, (ii) the construction and operation of a Communications Dish (as hereinafter defined) will not interfere with the then existing use of other antennae, communications dishes or other equipment on the roof by others, in each case as reasonably determined by Landlord and (iii) Landlord receives all necessary consents, including, but not limited to, the consent of the Board of Managers to such installation, Tenant shall be permitted, at Tenant's sole cost and expense, to install, maintain and operate one satellite communications dish which transmits or receives signals to or from other Tenant communication installations located off-site (hereinafter called a "Communications Dish") thereon, and to run such lines and cables necessary for the operation of the Communications Dish from the roof to the Premises, provided and upon condition that: (i) the Communications Dish occupies roof space not to exceed three (3) square feet in diameter, (ii) such installations shall be deemed Alterations within the meaning and subject to the provisions of Articles 12 hereof
(including, without limitation, obtaining all required operating permits and approvals from the Federal Communications Commission), except that the manner of installation and location of the Communications Dish and of all lines and cables shall in all instances be reasonably directed by Landlord, (iii) Tenant promptly repairs any damage caused to the roof by reason of such installation, maintenance, operation, removal and replacement, (iv) Tenant removes such installations, cables, wiring and lines, and repairs any resulting damage to the Building and restores the roof and the Building to the condition which existed prior to any such installation, wear and tear and damage by casualty excepted, all at or prior to the Expiration Date or sooner termination of the Term of this Lease, and (v) Tenant, at its sole cost and expense, pays for the installation of any mounting, shoring and related equipment necessary to allow placement of the Communications Dish above the floor level of the roof, and Tenant agrees to remove such mounting, shoring and related equipment and repairs any resulting damage to the Building and restores the roof and the Building to the condition which existed prior to any such installations, wear and tear and damage by casualty excepted, all at or prior to the expiration or sooner termination of this lease . The parties agree that Tenant's use of the roof of the Building is a non-exclusive use and Landlord or the Board of Managers may permit the use of any other portion of the roof to any other person for any use including installation of other antenna, dishes and similar equipment.

          42.3 Landlord shall have the right, at Landlord's expense, on not less than twenty (20) days' prior written notice to Tenant, to relocate the Communications Dish of Tenant, such expense to include the removal of the existing Communications Dish, the purchasing of materials and equipment necessary for the relocation thereof and reinstallation of the Communications Dish (and any necessary relocation and/or removal of conduit and cable connecting the Premises to such rooftop installations) at such other location as designated by Landlord on the roof of the Building; provided that such new location of the Communication Dish will not prevent Tenant from operating the Communication Dish in substantially the same manner as existed prior to Landlord's relocation of such Communication Dish Tenant shall cooperate with Landlord in any such relocation (but at no expense to Tenant).

          42.4 The Communications Dish is for the sole use of Tenant (or any permitted subtenant and/or assignee of Tenant) and for no other parties. Tenant shall not resell in any form the use of the Communications Dish, including, without limitation, the granting of any licensing or other rights.
Notwithstanding the foregoing, Tenant shall not permit the use of the Communications Dish by any subtenant (in the event of a sublease) or assignee who or which is engaged directly or indirectly in the business of telecommunications at the Building and is using the Communications Dish for that purpose.

          42.5 The rights granted in this Article 42 are given in connection with, and as part of the rights created under, this Lease and are not separately transferable or assignable other than in connection with an assignment or subletting as permitted by this Lease.

          42.6 The Communications Dish shall be considered Tenant's property and Tenant shall maintain adequate insurance coverage as may from time to time be reasonably required by Landlord.

          IN WITNESS WHEREOF, the parties hereto have executed this Lease as of the day and year first above written.


LANDLORD:                           125 BROAD UNIT C LLC


                            By: /s/ Steven C. Witkoff
                             Name: Steven C. Witkoff
                             Title: Managing Member



TENANT:                            INDIVIDUAL INVESTOR GROUP, INC.


                                   By: /s/ Henry G. Clark
                              Name: Henry G. Clark
                                        Title: Vice President Finance







                                    Exhibit A

                          Legal Description of the Land


                                          SCHEDULE A

The Unit (the "Unit") known as Commercial Unit C in the 125 Broad Condominium (the "Condominium"), said Unit being designated and described as Unit C in the declaration (the "Declaration) establishing a plan for condominium ownership under Article 9-B of the Real Property Law of the State of New York (the "New York Condominium Act") (the "Premises") known by the street number 125 Broad Street (formerly known as 2 New York Plaza), Borough of Manhattan, City, County and State of New York, which Declaration is dated as of December 23, 1994 and recorded in the New York County Office of the Register of the City of New York (the "City Register's Office) on January 10,1995 in Reel 2171 page 1959 as amended by First Amendment to Declaration, dated as of March 28, 1995 recorded April 6, 1995 in Reel 2197 page 1306, as further amended by Second Amendment to Declaration, dated as of December 30, 1996 recorded February 6, 1997 in Reel 2419 page 2025, as further arnended by Third Amendment to Declaration, dated as of June 1, 1997 recorded January 13, 1998 in Reel 2531 page 375, as further amended by Fourth Amendment to Declaration dated as of June 17, 1998 and recorded June 25, 1998 in Reel 2601, Page 1393, the Unit is also designated as Tax Lot 1003 in Block 5 of Section 1 of the Borough of Manhattan on the Tax Map of the Real Property Assessment Division of the City of New York, and the Floor Plans of said building, certified by Butler Rogers Baskett, on December 23, 1994 and filed in the Real Property Assessment Division of the City of New York on January 4,1995 as Condominium Plan No. 898, and also filed in the City
Register's Office on January 10,1995 as Map No. 5294 (all capitalized terms herein which are not separately defined herein shall have the respective meanings ascribed to them In the Declaration or in the By-Laws (the "By-Laws" of The 125 Broad Condominium);

TOGETHER with an undivided 14.224% interest in the Common Elements.

The land upon which the unit is located is more particularly described as follows:

ALL that certain lot, piece or parcel of land, situate, lying and being in the Borough of Manhattan, City, County and State of New York, bounded and described as follows:

BEGINNING at the corner formed by the intersection of the easterly side of Broad Street and the northerly side of South Street, as said streets are shown on Map No. 29884, dated April 19, 1966 and adopted by the Board of Estimate of the City of New York on June 23, 1966; and

RUNNING THENCE Northerly along the said easterly side of Broad Street, as so mapped 197 feet 10-1/2 inches;

THENCE Easterly at right angles to the last mentioned course 295 feet 1-3/4 inches to the easterly side of a street (now closed and eliminated) formerly known as Coenties Slip West;

SCHEDULE A - cont. Page 2

THENCE Southerly along a line forming an interior angle with the last mentioned course of 89 degrees 52 minutes 34 seconds and along the westerly side of property of The City of New York commonly known as Jeannette Park, 166 feet 10-1/4 inches to the northerly side of South Street;

THENCE Westerly along the said northerly side of South Street, 60 feet 6-1/2 inches;

THENCE Westerly and still along the said northerly side of South Street 235 feet 10-7/8 inches to the corner formed by the intersection of the said northerly side of South Street with the easterly side of Broad Street, the point or place of BEGINNING.







                                    Exhibit B

                                   Location Map of Premises


                         [MAP NOT SUSCEPTIBLE TO EDGAR FILING FORMAT]





                                    Exhibit C

                               Building Standards


                    Landlord's Building Rules and Regulations

                                 BUILDING RULES

                                        &

                                   REGULATIONS



                                125 BROAD STREET





                      TO THE EXTENT OF ANY CONFLICT BETWEEN THE TERMS OF
                   THESE RULES AND REGULATIONS AND THE TERMS OF THE LEASE,
                             THE TERMS OF THE LEASE SHALL PREVAIL


REQUIREMENTS FOR MAJOR ALTERATIONS

IT IS AGREED AND UNDERSTOOD THAT IT SHALL BE THE OCCUPANT'S SOLE RESPONSIBILITY TO SEE THAT ALL EMPLOYEES AND INDEPENDENT CONTRACTORS OF THE OCCUPANT INCLUDING BUT NOT LIMITED TO THE OCCUPANT'S ARCHITECT, GENERAL CONTRACTOR AND SUBCONTRACTOR SHALL COMPLY WITH ALL RULES, REGULATIONS AND REQUESTS AS STATED HEREIN. OCCUPANT WILL MAKE NO ALTERATIONS, DECORATIONS, INSTALLATIONS, REPAIRS, ADDITIONS, IMPROVEMENTS OR REPLACEMENT IN, TO OR ABOUT THE PREMISES WITHOUT BUILDING MANAGEMENT'S PRIOR REVIEW AND APPROVAL (10 business day turnaround) AND THEN ONLY BY CONTRACTORS OR MECHANICS APPROVED BY BUILDING MANAGEMENT. ANY COSTS OR EXPENSE RESULTING FROM OCCUPANT OR OCCUPANT'S EMPLOYEES OR INDEPENDENT CONTRACTOR'S FAILURE TO COMPLY WITH ANY OF THE FOLLOWING RULES, REGULATIONS AND REQUESTS SHALL BE BORNE BY THE OCCUPANT.

1. Submit to Building Management scaled architectural and engineering drawings including, but not limited to, demolition, construction, HVAC, mechanical, plumbing and structural, reflected ceiling, electric, telephone, finish and furniture plan. Submit one (1) set of sepias and four (4) sets of prints. Prior to start of project a review of the site and final approval must come from Building Management. This submission of drawings will be concurrent with the Filing of drawings with New York City Buildings Department.

2. In the event of major alterations to the original approved Occupant drawings, Occupant is to submit plans for review to Building Management as indicated in item one.

3. Name, address, telephone number and representative or architect/designer and engineering firm responsible for Occupant alteration must be submitted to Building Management.

4. A list of general contractors and sub-contractors being considered for the construction project must be submitted to the Building Management in writing. It shall be the occupant's sole responsibility to submit to the above listed contractors a copy of the rules and regulations as outlined, prior to bidding for the job.

5. After Building Management's review of contractors, submit name, address, telephone number and representative of contractor selected to perform the work.

Any licensed architect or engineer can file, however, it is preferred that the Occupant use the approved building filing agent. Notwithstanding the foregoing, Tenant shall be permitted to use Milrose Consulting Inc. as its expeditor.

7. FireQuench is the buildings class "E" vendor and must be used for all the work relating to the fire command station.
-----------------
Definitions: Occupant - References the individual owners and tenants in the same Agreement. In regards to an owner this reflects the condominium agreement. In regards to the tenant this reflects the lease.


8. Building Management will require a copy of insurance for all contractors, covering the following.

   a)  Workmen's Compensations
   b)  Public Liability insurance in the amount of $3,000,000.00
   c) Bodily injury in the amount of $1,000,000.00 per person, $3,000,000.00 per occurrence.
   d)  Property damage in the amount of $3,000,000.00
   e) The insurance policy shall include a hold harmless clause for the owner's benefit
               (see Exhibit "A")

Special Clause

          Thirty days prior notice of Certificate of Insurance cancellation, non-renewal or material change to 125 Broad Condominium and managing agent by certified mail.

          a. The failure of any contractor of subcontractor to keep the required insurance policies in force during the performance of the work covered by these Rules and Regulations, any extension thereof of any extra or additional work contracted to be performed by such contractor or subcontractor, shall be a breach of this agreement, and in such event, Building Management shall have the right, in addition to any other rights, to immediately halt work being performed on the premises without further cost to the Condominium and Managing Agent.

          b.The coverage and amounts set forth herein shall not be deemed to limit contractor's or any subcontractor's liability in tort or with respect to any work contracted for or performed during the term of this agreement.

          c. The contractor's contract shall contain the Indemnity Agreement set forth below and compliance with the foregoing requirements as to insurance shall not be deemed to relieve contractor of liability thereunder.

          9. Submit Building permit Applications for Building Management's signature.

          10. A copy of the Building Department permit is to be submitted to Building Management prior to commencement of work. Permit is to be posted on the job site in conspicuous location prior to commencement of construction. Occupant shall be responsible for keeping current all permits.

          11. All work and materials shall comply with all governmental codes and New York City Building Department regulations.

          12. Contractor's construction supervisor must contact the Property Manager prior to commencement of construction to arrange a preliminary meeting.

          13. During any new alteration, Occupant shall be responsible to comply with all provisions of all current local and state laws, ADA and all appurtenances necessary to comply with same.

          14. Compliance with Local Law 16/84 in which Occupant is required to install a source of emergency lighting which includes, but is not limited to, exit signs, corridors, hallways and access facilities. The fixture (s) must be compatible with the building's system. All alterations requiring partition changes shall comply with compartmentation space requirements for the portion of the Building being altered, in accordance with Section C26-504.1 of the City of New York Administrative Code, as amended from time to time. All partitions that create division, separation or segregation between either occupancy, demised and public areas and/or compartmented spaces shall be of 2 hour fire rated construction inclusive or properly rated and labeled doors.

          15. The New York State Lighting Standards shall be complied with. In order to maintain this requirement, we recommend that during a major renovation, the installation of an energy conservation light fixture (s) and its inner components (ballasts, bulbs, etc.) Specifications of same are to be submitted along with architectural plans. During a small renovation, fixtures may be reused. Notwithstanding the foregoing, Tenant may reuse the existing light fixtures and their individual components during the performance of Tenant's Work.

          16. All cabling shall comply with Bulletin 126-1976 and Article 5 of the City of New York Electrical code.

          17. Occupant or Occupant's general contractor (with Occupants written approval) is to contact the property manager 24 hours in advance for the scheduling and coordination of freight elevators for deliveries, rubbish removal and rules unique to the building. Requesting the elevator must be put in writing. Please note: Due to the fact that the building is equipped with only 2 freight elevators, the reservation of freight cars is not on a first come first serve basis. If more then one tenant reserves the freight elevator for the same time period they will have to share the elevator. Freight elevators charges will be sundryed to the tenant. All rubbish removal shall be before 8:00 am and after 6:00 pm. Elevators can be reserved before 8:00 am and after 6:00 pm . No material or equipment shall be carried under or on top of any elevator. Construction material is expressly prohibited from the passenger elevators. An owners/tenant general contractor can not monopolize the freight elevator. It is Building Management's responsibility to coordinate scheduling of the elevators. At no time shall contractor offer cash/gift for special consideration regarding freight elevator service.

          18. Repair and/or replace all materials adjacent to work affected areas outside the occupant's space to the satisfaction of Building Management.

          19. Upon completion of the work, Occupant is to submit one complete set of the Building Department approved plans, the HVAC balancing report, and the Building Department sign-off to the Building Management office.

          20. All connections to the buildings electric service must be done by the building's approved electrical contractors. A certificate of filing prior to installations will be required with final sign-off or approval when applicable.

          21. Occupant shall reimburse Building Management for all fees incurred for outside professional review of plans and specifications. (ie. - Structural Engineer, Mechanical Engineer)

          22. No equipment is to be suspended from reinforcing rods.

          23. Equipment shall be suspended with power house clips or steel beams depending on load.

          24. All floor loading and steel work shall be subject to review by an approved Building structural engineer. All approvals shall be obtained by the Occupant at Occupant's expense. Occupant shall also be responsible for the costs of all controlled inspections.

          25. Welding to building steel is permitted with the following conditions. Proposed weld areas must be approved by the Building Engineer. All welding shall be performed by licensed welders meeting requirements of the Building Code and work under the supervision of a licensed inspection agency. Inspection agency to submit progress reports, difficulties, acceptance or rejection of the work, and file a certificate with the Building Department authorities attesting to the proper execution of the work.

          26. If, as a result of the work, any changes are required to be made to the Class E communication system (e.g., speaker relocation, addition, type/style, etc.) as presently filed, approved and installed, and a subsequent inspection by the New York City Fire Department and/or Building Department indicates their disapproval thereof, Occupant shall correct same at Occupant's sole cost and expense. As previously stated on page 2, all work pertaining to the Class "E" System shall be performed by the buildings Class "E" vendor, FireQuench.

          27. Any alteration affecting, directly or indirectly, any areas that contains hazardous material, e.g. asbestos, shall be performed at Occupants sole cost and expense, in compliance with the rules, regulations, procedures and guidelines, as amended or adopted from time to time, of New York City Local Law 76/85 and amended by Local Law 80/86, of the Environmental Protection Agency
(EPA), Occupational Safety and Health Act (OSHA), National Institute for Occupational Safety (NIOSHA) and the New York City Board of Education, with respect to standards for work causing, effecting or involving hazardous material; repair, containment, removal, disposal and/or cleaning operations. A consultant/Certified Hazardous Waste Inspector, will survey and approve the proposed abatement plan and also monitor the air quality testing and method of removal and submit to building management. The cost for this service will be at Occupant's expense. Occupant will relocate any personnel from the area where this type of alteration is being performed. Occupant agrees to cause such rules, regulations, procedures and guidelines to be complied with. Occupant shall absolve and hold harmless 125 Broad Condominium and Managing Agent and any other party owning an interest in the property in which the work is being performed, their employees and agents, from any and all liability with respect to any failure to comply with any and all rules, regulations, procedures and/or guidelines, as amended or adopted from time to time.

          28. Occupant shall obtain from Occupant's general contractor and all sub-contractors an agreement in form and substance satisfactory to Building Management protecting and indemnifying 125 Broad Condominium against any claims, damages, liabilities, costs or expenses including attorney fees in connection with any work or any portion of work affecting the premises demised to any other Occupant or services to be rendered to any other Occupant.

          29. Any mechanic's lien, filed against the demised premises of the building for the work claimed to have been done for or materials claimed to have been furnished to Occupant shall be discharged by Occupant at its expense within ten (10) days after such filing, by payment or filing of the bond required by law or otherwise. Proof of such discharge shall be forwarded to the Building Office immediately thereafter.

          30. All work, if performed by a contractor's subcontractor, shall be subject to reasonable supervision and inspection by Building Management. If an outside consultant is required to review, such supervision and inspection shall be at Occupant's sole expense.

          31. All costs and expenses incurred with respect to this agreement, either directly or indirectly, including amounts so incurred by Managing Agent, shall be borne by Occupant and all payments thereof shall be made by Occupant promptly as and when they become due, and evidence of such payments shall be furnished to Building Management upon request. All such costs and expenses incurred by Building Management's (Managing Agent), and all amounts payable to Managing Agent pursuant to this agreement and will be sundryed to the occupant.

          125 Broad Condominium & the Managing Agent shall have no responsibility for or in connection with the work and Occupant shall, at Occupants sole cost and expense, remedy and be responsible for any and all defects in such work that may appear at any time, whether the same shall affect the premises in particular or any part of the Building in general.

          Occupant hereby indemnifies and agrees to defend and hold 125 Broad Condominium and Managing Agent, their employees and agents harmless from and against any and all suits, claims, actions, losses, costs, damages or expenses (including claims for workmen's compensation) based on personal injury or property damage caused in the performance of this work by Occupant, Occupant's employees, agents, servants or contractors engaged by Occupant; and at the Condominium's or Managing Agent's election, Occupant shall repair, replace or reimburse the Managing Agent for the cost and expense of repairing or replacing, any portion of the Building, item or equipment of Condominium's real or personal property so damaged, lost or destroyed to or destruction of machinery, tools, equipment and property of similar nature belonging to the Occupant, contractor, and subcontractors including personal property of the Occupant, its employees, and employees of the contractor and sub-contractors.


          Nothing herein contained shall be deemed to (a) constitute any one individual as the Condominium's agent or (b) waive any of the Condominium's right pursuant to the terms of provisions of any specific agreement.

          Nothing  herein   contained  shall  be  deemed  to  supersede   and/or
contradict any article, provision and/or amendment to the officially executed agreement in effect upon inception of these alterations.



                              SUMMARY OF THE WORK

          Final Cleaning

          All induction units shall be thoroughly cleaned. If a contractor is working on a multi - tenanted floor, all toilet facilities must be kept in a clean and neat condition subject to Building Management's approval.

          General Notes

          Standards shown apply, except where any applicable governing codes or regulations are more restrictive, in which case such codes and regulations shall govern. It shall be the Occupants full responsibility to make all arrangements and pay the building charges for hoisting, material moving, use of elevators and any labor in connection with the foregoing and any shutdown, and all allowable building working hours plus overtime hours.

          Demolition

          Building Management must be notified in writing prior to the start of any demolition project. At which time Building Management or their contractors shall have access to the space for inspection purposes. Demolition work must be performed by an approved 125 Broad Street Contractor.

          Precautions

          Provide, erect and maintain lights, barriers, weather protection and all other items as required for the proper protection of the workmen engaged in demolition operation, public and adjacent construction. Provide and maintain weather protection at exterior openings so as to fully protect the interior premises against all damages from the elements. Provide and maintain temporary protection of the existing structure designated to remain where demolition and removal work is being done, connections made, materials handled, or equipment removed. Provide and maintain a temporary loop around the core floor so that the floor has water coverage during construction. If contractor chooses to install a loop, piping needs to be threaded and 2" in diameter. If contractor chooses not to install a temporary loop, the contractor shall provide a building certified firewatch at those times when the floor is unprotected by sprinkler coverage. Building Management recommends utilization of the Building Engineers for the Firewatch Patrols.

          Occupant is responsible for any damage to the existing structure or contents by reason of the insufficiency of protection provided.

          All base building items specifically designated for re-use but damaged in the course of work performed under the general contract, or otherwise unusable shall be replaced by items of equal quality and appearance at no expense to the owner. The scheduling of all work and the removals of all debris shall be in full compliance with the building rules and regulations, including protection of floors and walls.

          Demolition may be done at all times provided that if Building Management receives complaints from other Occupants in the building and advises Occupant thereof, Occupant will perform all such demolition thereafter either before or after office hours.

          Contractor shall use all means necessary to control dust if such dust is caused by operations during performance of work. Contractors shall thoroughly moisten all surfaces as required to prevent dust being a nuisance to other Occupants, public areas and also provide dust proof barriers between work and other areas. All public areas effected must be kept clean each day.


          GENERAL CONSTRUCTION

          1) Partitions between Occupants on multiple tenancy floors and between Occupants and public corridors shall be constructed of 2 1/2" metal studs 16" on center with two (2) layer fire rated sheet rock, both sides from slab to underside of slab above with full thickness fiberglass aluminum backed insulation in accordance with applicable building codes. Gypsum wall board to be taped and spackled a minimum of three (3) coats.

          2) Building standard partitions within Occupant's Demised Premises shall consist of at a minimum of 2 1/2" steel studs 24" on center to arch with one (1) layer of 5/8" fire rated sheet rock on each side. All wall butting mullions shall have a proper channel to receive the Gypsum wall board. Tenant shall be permitted to install drywall up to the existing ceiling height or 6" above existing ceiling height.

          3) If Occupant's partition layout interferes with existing fan coil units, the relocation of these units will be at Occupant's sole cost and expense including the material and labor overtime for the necessary drain down and refilling of system.

          4) Entrance doors to be a 2 hour fireproof self-closing type with welded frame. All wood entrance doors shall have a fire label. All hollow metal doors shall be properly fire rated if they are located in rated partitions with visible label.

          5) All woodwork shall be fireproofed and a New York City affidavit of certification must be furnished.

          6) All locks shall be keyed and mastered to building setup. Keys must be supplied to the building manager. All hardware shall be ADA compliant. (Lever type)

          7) Any contractor engaged by Occupant to perform the work shall make available fire extinguishers based on the following:

          Alterations up to 3,000 sq. ft. - one fire extinguisher

          Alterations over 3,000 sq. ft. - one fire extinguisher for every additional 3,000 sq.
ft.

          Said fire extinguishers shall be 25 lb. type approved for type A, B, C fires and shall be kept and maintained on the premises by Occupants contractor for the duration of the work and be placed and identified in a conspicuous manner so as to be readily available if required.

          8) All common areas shall meet Departments of Buildings' requirements or requirements of other agencies having jurisdiction.


          ELECTRICAL SPECIFICATIONS

1. All base building electrical work and tie-ins to be performed solely by the building's approved electrical contractors.

2. All wiring shall meet requirements of the Department of Water Supply, Gas and Electric and of Underwriter's Laboratory. All electrical devices are to meet New York City code.

3. All wiring to meet New York City code.

4. Sealite to be used for final connection to motors. Prewired flexible conduit to be used for recessed fixtures.

5. All wire to be minimum 12 gauge copper THWN.

6. All fixtures that are removed and reinstalled shall be cleaned and re-lamped and ballast changed to energy efficient types as approved by Con Edison(Except when matching to existing)

7. Building Management requests that any fixtures being removed and not reinstalled be turned over to Building Management.

8. All coring, chopping, chasing of concrete and work which results in noise shall be accomplished before 8 A.M. or after 5:30 P.M. during normal working days.

9. All open floor outlets shall be capped with appropriate blanking plate.

10. Conduits larger than 2" shall be rigid aluminum.

11. All branch circuit and feeder wiring shall be tagged at each box or panel. Tags shall indicate circuit number and phase. All panels cover troughs, switch covers and trim to be restored to its proper place. Panel directory shall be updated to reflect changes.

12. All existing or new wiring for switching, fixtures, devices, ceiling and related elements, outlets on approved shop drawings located with the demised area, shall not carry over control to or controlled by any devices or adjacent space.

13. Home runs shall be indicated on plans. Rigid conduit, BX or thin wall tubing shall be used throughout. 1/4" minimum size.

14. Light fixtures shall be Con Edison energy efficient.

15. All conduit shall be supported by standoffs, not wired to ceiling supports.

16. All electrical boxes shall meet code requirements.

17. If excessive electrical power is required, it is to be taken from the main distribution board and not from existing Building panels.

18. Plans with requirements shall be submitted to Building Management to determine riser capacity.

19      Building Mechanic or Engineer shall supervise all riser shutdowns.


        SPECIFICATIONS FOR AIR CONDITIONING

1. Occupant shall be responsible for alternations to existing air conditioning duct work or systems and for insuring that such work is properly integrated into existing Building systems with no adverse effects on the Building system. Building Management shall not be responsible for the proper HVAC design or balancing within the area of any Occupant Alteration. The system shall be balanced at the completion of the job.

2. All air conditioning components should be passed by Building Management for review.

Additional outside louvers are not permitted, unless the need therefore is firmly established. The location of such louvers shall be subject to Owner's Representatives/Building Management's approval. Detailed sketches of all louvers shall be submitted for Building Management's approval.

4.      All shut off valves shall be accessible at all times, and tagged.

5. All unused equipment, such as air handling units and air conditioning units shall be removed. This provision shall not apply to construction performed in connection with Tenant's Work.

6. Exhaust fan system must discharge to the atmosphere based on usage, not in ceiling or existing Building return air systems.

7. All condensate lines must be insulated with an approved material.

8. Supplementary A/C units to be installed with the proper isolators so as not to disturb the quiet enjoyment of adjoining premises.

9. It is to be understood that periodic maintenance of auxiliary A/C units is the occupants responsibility and expense. All filing and inspection requirements are occupants responsibility.

10. All supplementary units connected to the building supplemental plant shall be metered by approved meters at the individual owners cost. Location is at the review of Building Management and the occupant will be billed monthly for usage as per their agreement with 125 Condominium. All installation is at occupants cost.

11. Occupant shall furnish design balancing figures to Building office.


        PLUMBING RULES AND REGULATIONS FOR ALTERATIONS

1. All water supply to a floor shall originate on the same floor from nearest wet column with proper access for maintenance. Pipes supplying such fixtures shall be insulated.

2. All piping, fitting, valves, etc. shall be properly insulated to prevent pipe condensation and/or heat loss.

3. Cooper tube must be used to all supply service connections.

4. All waste lines shall be properly pitched and piped to insure total drainage as not to create nor form traps (except as may be required, e.g. made by means of long turn or 45 degree "Y" fittings) and shall maintain existing clean-out connections and shall further provide clean-out connections at fittings.

5. All piping shall conform to the Plumbing Code, Dept. of Buildings, City of New York.

6. All core drilling, chopping chasing of concrete and work which results in noise shall be accomplished before 8 A.M. or after 5:30 P.M. during normal working days.

7. All piping runs in the Occupant areas to be accessible.

8. No water risers shall be shut down during Building office hours. A Building mechanic shall supervise all riser shutdowns.

9. No plastic pipe will be permitted.


10. Sweat joint must be made with a silver based alloy solder.

11. All unused fixtures and piping shall be capped at its respective riser.

12. All run outs from risers shall be brass pipe.


        VENETIAN BLINDS AND CURTAINS

1.      No curtain rods are to be installed in venetian blind pockets.

2. Curtain rods shall not be supported by any part of the acoustical tile. Rods shall be supported by headers attached to the ceiling's mechanical supports of black iron.

3. If curtains are to be installed by any Occupant, such curtains shall be flame proof and shall not interfere with the proper functioning of the peripheral HVAC system. A Certificate of Flammability must be sent to the Building Office.


        CEILINGS

1. All ceilings shall meet all requirements of New York City Department of Buildings.

2. All ceilings are to be supported independently and not from duct work. Ceiling installation shall be approved by building management for accessibility. Tenant shall not be responsible for ceiling conditions caused by previous tenants in the Premises.


        SPECIFICATIONS FOR TELEPHONE INSTALLATION AND LOW VOLTAGE WIRING

          A) All wall wiring is to comply with New York City code.

          B) No more than 6' of cable or wire can be run exposed along any wall. No exposed wiring to run along the floor. All such wiring must be properly covered.


          C) When applicable no excess wire or panels may be left inside the peripheral induction unit and enclosed.

          D) Ceiling tiles and light fixtures are to be replaced by qualified personnel. Subject to Landlord's requirement to install all missing ceiling tiles as of the Lease Commencement Date at Landlord's sole cost and expense, if the building personnel are required to reinstall fixtures and tiles, charges to the occupant will result.

          E) Prior to any new installations, all old or obsolete wiring must be removed. All new exposed cabling that is run in the ceiling must be individually hung and supported and not be dependent upon support of building hung ceiling.

          F) Open communication cables may be run in spaces used as return air plenum provided they are jacketed conductors with Teflon insulation, silicon rubber insulated with glass tape, or other conductors approved for this type of application. All other types cable must be installed in a raceway, pipe, thin wall or conduit. All piping and conduit must comply with New York City
Electrical Code. In ceilings which do not convey environmental air, open communication wiring of any type may be installed.



Contingencies:

        This consent shall be no force and effect unless and until it is signed by you and returned to Building Management within ten (10) days of the date of this letter, acknowledging your consent to the foregoing.



                                                   Very Truly Yours,



                                             The Witkoff Group
                                             as agent for 125 Broad Condominium
                                             125 Broad Street

                                             Building Management

By:___________________

ACCEPTED AND AGREED:

Occupant:

By: __________________________

Date: ________________________










EXHIBIT A
THE WITKOFF GROUP LLC
INDEMNITY CLAUSE
FOR CERTIFICATE OF INSURANCE


To the fullest extent permitted by law, the Contractor hereby agrees to indemnify and hold harmless 125 Broad Condominium, The Witkoff Group LLC and any of their respective agents, employees, partners, officers, directors and principals (disclosed or undisclosed) (collectively, the "Indemnities") from and against all claims, losses damages, costs, expenses and other liabilities (including, without limitation, attorney's fees and disbursements and liability, if any, for the payment of worker's compensation or disability benefits) arising out of or resulting from the performance of the services called for under this contract Requirements and Specifications, to the extent that any such claim, loss, damage cost, expense or other liability is attributable (i) to personal injury, sickness, disease or death, or (ii) to injury to or destruction of property, including, but not limited to the loss of use resulting therefrom, and is caused, whole or in part, by the acts or omissions of the Contractor or its subcontractors or their respective agents or employees including, without limitation, the Contractor's or its subcontractors' failure to comply with all laws, ordinances, rules, regulations and requirements or any governmental authorities having jurisdiction over the services hereunder, including those governing the removal and disposal of toxic or hazardous waste. The Contractor shall defend any action brought against the indemnities which is based on any claim, loss, damage, cost, expense or liability referred to herein. Such obligations shall not be construed to negate, abridge, or otherwise reduce any other right or obligation of indemnity which would otherwise exist for the benefit of any indemnitee.

If any and all claims against the indemnitees by any of the Contractor's employees, anyone directly or indirectly employed by the Contractor or anyone for whose acts the Contractor may be liable, the indemnification obligation hereunder shall not be limited in any way or any limitation on the amount of type of damages, compensation or other benefits payable by or for the Contractor under worker's or workman's compensations acts, disability acts or other employee benefit acts.


OCCUPANT RULES AND REGULATIONS


1. The rights of Occupants in the entrances, corridors, elevators and escalators of the Building are limited to ingress to and egress from the Occupant's premises for the Occupant's and their employees, licensees and invitees, and no Occupant shall use, or permit the use of, the entrances, corridors, escalators or elevators for any other purpose. All deliveries and shipments of goods and packages shall be through the freight elevators, and not the passenger elevators. The building has implemented a centralized messenger center for its owners and tenants to eliminate traffic in the building. All occupants are required to use this service and will be sundried on a monthly basis for its use. The cost per month will be determined on the percentage of incoming and outgoing packages each occupant uses. All food deliveries will be directed to the messenger center where the occupants employee(s) will be directed to come down and pick up their order. No Occupant shall invite to the Occupant's premises, or permit the visit of, persons in such numbers or under such conditions as to interfere with the use and enjoyment of any of the plazas, entrances, corridors, escalators, elevators and other facilities of the Building by other Occupants without notice to the Building Management office. Fire exits and stairways are for emergency use only, and they shall not be used for any other purposes by the Occupants, their employees, licensees or invitees. No Occupant shall encumber or obstruct, or permit the encumbrance or obstruction of any of the lobbies, sidewalks, plazas, entrances, corridors, escalators, elevators, fire exits, stairways or other public portions of the Building. The Owners representatives and Building Management reserve the right to control and operate the public portions of the Building and the public facilities, as well as facilities, furnished for the common use of the occupants, in such manner as it reasonably deems best for the benefit of the occupants generally.

2. Building Management may refuse admission to the Building outside of ordinary business hours to any person not known to the watchman in charge or not having a pass issued by occupant or not properly identified, and may require all persons admitted to or leaving the Building outside of ordinary business hours to register. Occupant's employees, agents and visitors shall be permitted to enter and leave the Building whenever appropriate arrangements have been previously made between the owners representative and the occupant with respect thereto. Each occupant shall be responsible for all persons for whom he requests such permission and shall be liable to 125 Broad Condominium for all acts of such persons. Any person whose presence in the Building at any time shall, in the reasonable judgment of Building Management, be prejudicial to the safety of the Building or its occupants may be denied access to the Building or may be ejected therefrom. In case of invasion, riot, or civil disorder Building Management may prevent all access to the Building during the continuance of the same, by closing the doors or otherwise, for the safety of the occupants and protection of property in the Building. Building Management may require any person leaving the Building with any bulky package or other bulky object to exhibit a pass from the occupant from whose premises the package or object is being removed, but the establishment and enforcement of such requirement shall not impose any responsibility on Building Management for the protection of any occupant against the removal of property from the premises of the occupant. 125 Broad Condominium shall, in no way, be liable to any occupant for damages or loss arising from the admission, exclusion or ejection of any person to or from the occupant's premises or the Building under the provisions of this rule.

3. No occupant shall obtain or accept for use in its premises ice, towel, barbering, boot blacking, door polishing, lighting maintenance, cleaning or other similar services from any persons not authorized by Building Management in writing to furnish such services, provided that there are a reasonable number of sources available to occupant (consistent with proper Building operation and security), and the charges for such services by persons authorized by Building Management are not excessive. Such services shall be furnished only at such hours, in such places within the occupant's premises and under such regulations as may be fixed by Building Management.

4. No awnings or other projections over or around the windows which shall be visible from the exterior (with the blinds down) shall be installed by any occupant.

5. There shall not be used in any space, or in the public halls of the Building, either by the Occupant or by jobbers or others, in the delivery or receipt of merchandise, any hand trucks, except those equipped with rubber tires and side guards. All deliveries of this type will be directed to use the freight elevator.

6. Entrance doors on multiple occupancy floors shall not be left open at any time. All blinds and or drapes therein above the ground floor shall be lowered and kept drawn when and as reasonably required because of the position of the sun, during the operation of the Building air-conditioning system to cool or ventilate the Occupant's premises. Occupant's failure to comply with the requirements of the previous sentence may result in an inadequacy of performance of the Building air-conditioning and ventilating system.

7. No noise, including the playing of any musical instruments, radio or television, which, in the judgment of Building Management, might disturb other Occupants in the Building shall be made or permitted by any Occupant. Nothing shall be done or permitted in any Occupant's premises, and nothing shall be brought into or kept in any Occupant's premises, which would impair or interfere with any of the Building services or the proper and economic heating, cleaning or other servicing of the Building or the premises, or the use or enjoyment by any other occupant of any other premises, nor shall there be installed by any Occupant any ventilating, air conditioning, electrical or other equipment of any kind which, in the judgment of Building Management, might cause any such impairment or interference. No dangerous, inflammable, combustible or explosive object or material shall be brought into the Building by any occupant or with the permission of any occupant except for usual office.

8. Occupant shall not permit any cooking within the Demised Premises unless filed with the New York City Buildings Department and approved by Building Management and shall not permit any food odors emanating within the Demised Premises to seep into other portions of the Building.

9. No acids, vapors or other materials shall be discharged or permitted to be discharged into the waste lines, vents or flues of the Building which may damage them. The water and wash closets and other plumbing fixtures in or serving any Occupant's premises shall not be used for any purpose other than the purpose for which they were designed or constructed, and no sweepings, rubbish, rags, acids or other foreign substances shall be deposited therein.

All damages resulting from any misuse of the fixtures shall be borne by the Occupant who, or whose servants, employees, agents, visitors or licensees, shall have caused the same.

10. Except as expressly authorized in accordance with the Occupant's Agreement, no signs, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by Occupant, which is visible from outside of the Demised Premise without the prior written consent of Building Management which shall not be unreasonably withheld. In the event of the violation of the foregoing by tenant, Building Management may remove the same without any liability, and may charge the expense incurred by such removal to the Occupant or Occupants violating this rule. Signs or lettering in public areas of the Building, shall be of a size, color and style acceptable to Owner's representatives and Building Management. Building Management shall have the right to prohibit any advertising by any Occupant which refers to or identifies the Building and which impairs the reputation of the Building or its desirability as a building for offices, and upon written notice from Building Management, Occupant shall refrain from or discontinue such advertising. If a floor is leased out to more than one tenant, the signage placed in the corridor is to be approved by Building Management.

11. No additional locks or bolts of any kind shall be placed upon any of the doors or windows in any occupant's premises and no lock on any door therein shall be changed or altered in any respect, unless all are master-keyed and occupant shall furnish key to Building Management. Upon the termination of an Occupant's Agreement, all keys of the Occupant's premises and toilet rooms shall be delivered to Building Management.

12. No Occupant shall use or occupy, or permit any portion of the premises demised to such Occupant to be used or occupied, as an office for a public stenographer or typist, or as a barber or manicure shop or as an employment bureau (except to employ personnel for Occupant) or for any mail order business. No Occupant or occupancy shall engage or pay any employees in the Building, except those actually working for such Occupant or Occupant in the building, nor advertise for laborers giving an address at the Building. No premises shall be used, or permitted to be used, at any time, as a store for the sale or display of goods, wares or merchandise of any kind (except as otherwise permitted in your agreement), or as a shop, booth, bootblack or other stand, or for the conduct of any business or occupation which predominantly involves direct patronage of the general public in the premises demised to such Occupant, or for manufacturing or for other similar purposes.

13. The requirements of Occupant will be attended to only upon application at the office of the Building. Employees of the building shall not perform any work or do anything outside of the regular duties, unless under special instructions from the Building Office.

14. Each Occupant shall, at its expense, provide artificial light in the premises demised to such Occupant for persons performing janitorial or other cleaning services and making repairs or alterations in said premises, during the performance thereof.

15. The Occupant's employees shall not gather in the hallways, stairways, elevators, front, roof or any other part of the Building used in common by the occupants thereof.

16. If the premises demised to any occupant become infested with vermin, such Occupant, at its sole cost and expense, shall cause its premises to be exterminated, from time to time, and shall employ such exterminators therefor as shall be cleared by Building Management.

17. Occupant shall not place a load upon any floor of the Demised Premises which exceeds the load per square foot which such floor was designed to carry and which is allowed by law.

18. Business machines and mechanical equipment belonging to Occupant which cause noise, vibration or any other nuisance that may be transmitted to the structure or other portions of the Building outside of the Demised Premises, to such a degree as to be objectionable to Building Management or which interfere with the use or enjoyment by other occupants of their premises or the public portions of the Building, shall be placed and maintained by Occupant at Occupant's cost and expense, in settings of cork, rubber or spring type vibration to the reasonable satisfaction of Building Management.

19. Building Management will, at the request of Occupant, maintain listings on the Building directory of the name of Occupant and of any other person, firm, association or corporation lawfully in possession of the premises or any part thereof. The number of listings for Occupant shall not exceed the same proportion of the directory capacity as Occupant's Pro Rata Share. The listing of any name other than that of Occupant, whether on the doors of the premises, on the Building directory, or otherwise, shall not operate to vest any right or interest in this agreement or in the premises or be deemed to be the written consent of Building Management, it being expressly understood that any such listing is a privilege extended by 125 Broad Condominium.

20. Occupant shall not move any safe, heavy equipment or bulky matter in or out of the Building without coordinating with building Management. If the movement of such items require special handling, Occupant agrees to employ only persons holding a Master Rigger's License to do said work and all such work shall be done in full compliance with the Administrative Code of the City of New York and other municipal requirements. All such movements shall be made during hours which will least interfere with the normal operations of the Building, and all damage caused by such movement shall be promptly repaired by Occupant at Occupant's expense. All moving, shipping and receiving of Occupant's products, samples and supplies shall be through the freight or service elevator(s) and shall be subject to the Occupant's Agreement.

21. No Occupant shall suffer or permit the Demised Premises or any part thereof to be used in any manner or anything to be brought into or kept therein, which would in any way (i) violate any Laws or Ordinances, (ii) cause structural injury to the Building or any part thereof, (iii) constitute a public or private nuisance, (iv) impair the appearance, character or reputation of the Building,
(v) discharge objectionable fumes, vapors or odors into the Building heating, ventilating and air conditioning system or into Building flues or vents not designed to receive them or otherwise in such manner as may offend other occupants, or (vi) violate any of tenant's other obligations under its agreement.

22. If Occupant's use of the freight elevator is after regular hours, or in such a manner that reasonably requires the supervision of Building Management's employees, Occupant shall pay to 125 Broad Condominium, the Building Standard cost of furnishing such after hours service and/or supervision.





                                    Exhibit D

                               Building Standards


                               Landlord's Building
                              Rules and Regulations

          1. The sidewalks, areas, entrances, vestibules, Passages, corridors, halls, elevators and stairways shall not be encumbered nor obstructed by any of the tenants, their agents, clerks, servants or visitors, or be used by them for any other purpose than for ingress and egress to and from their respective
Premises. Landlord reserves the right to restrict and regulate the use of aforementioned public areas of the Unit by the tenants, their employees, guests, contractors and customers and by persons making deliveries to tenants, including but not limited to the right to allocate certain elevators for delivery service, and the right to designate which Building entrances shall be used by persons making deliveries in the Building.

          2. The doors, skylights, and windows that reflect or admit fight into passageways or into any place in the Budding shall not be covered obstructed by any tenant.

          3. The water-closets, wash-closets, urinals and other water apparatus shall not be used for any purposes other than those for which they were constructed and no sweepings, rubbish, rags, ashes, chemicals, refuse from electric batteries, or other substances shall be thrown therein. No tenant shall lay linoleum or other similar floor covering; so that the same shall come in direct contact with the floor covering of the Premises, and if linoleum or other similar floor covering is desired to be used, an interlining of builder's deadening Felt shall be first affixed to the floor by a paste, or other material, which may easily be removed with water, the use of cement or other similar adhesive material being expressly prohibited.

          4. No tenant shall mark, paint, drill into, drive nails into, or in any way damage, mutilate or deface any walls, ceilings, partitions, floors, wood, stone or iron work of the Unit or the Building, except in connection with Alterations.

          5. No sign, advertisement or notice shall be inscribed, painted, affixed or displayed on any of the windows or doors or on any other part of the outside or the inside of the Budding, without the prior consent in writing of Landlord; provided that, with respect to signs, advertisements or notices inscribed, painted, affixed or displayed on the doors or on any other part of the inside of the Building, Landlord shall not withhold its consent if such signs or notices are inscribed, painted, affixed or displayed in a first-class manner consistent with Comparable Buildings.

          6. No tenant shall do anything or Permit anything to be done, in its Premises, or bring or keep anything therein or in the Building that will in any way obstruct or interfere with the fights of other tenants, or in any way injure or annoy them, or those having business with them. Tenants, their agents, clerks, servants or visitors, shall not make or cause any improper noises in the Building, or interfere in any way with other tenants, or those having business with them.

          7. No freight furniture, or bulky matter of any description will be received into the Building, or carried up or down, except during hours (which will include reasonable times during Business Hours) and in the manner designated by Landlord, which may involve overtime work for Landlord's employees, agents or contractors or for the employees, agents or contractors of the Board of Managers. The moving of safes shall occur at such times as Landlord shall designate upon previous notice to Landlord or Landlord's agent; and the persons employed to move the safes in and out of the Premises must be acceptable to Landlord. No tenant shall use the passenger elevators for the hauling and removal of materials or debris and the same shall be done only after Business Hours and only via the freight elevator.

          8. Tenants shall not install any locks or bolts on any doors nor make any changes in existing locks unless Tenant promptly provides Landlord with a key or combination thereto. All keys shall be keyed to the building master. Each tenant must, upon the termination of the tenancy, restore to Landlord all the keys (or other similar access devices) of offices, rooms and toilet-rooms which shall have been furnished to Tenant or that Tenant shall have had made, and in the event of loss of any keys so furnished shall pay Landlord therefor.

          9. Tenant shall not use the Premises for the manufacturing or storage of merchandise or for lodging.

          10. Nothing shall be swept or thrown by the tenants or by their agents, clerks, servants or visitors into the corridors, halls, stairways, elevators, or light shafts, or upon the skylights of the Building, or into or upon any heating or ventilating registers, or plumbing apparatus in the Building, or upon adjoining buildings or upon the street. No awnings or other projections shall be attached to the outside walls of the Building without the prior written consent of Landlord. 4

          11. No animals or birds shall be kept in or about the Premises.

          12. Tenants shall not bring into the Building or keep to use in the Building any gasoline, kerosene, camphene, burning fluid, other inflammable, combustible or explosive fluid, chemical or substance, or any Substance designated as hazardous under any applicable law.

          13. No tenant shall cause or permit any unusual or objectionable odors arising to a nuisance to emanate from the Premises. No tenant shall permit the delivery of any food or beverage to the Premises, except by persons reasonably approved by Landlord and only under reasonable regulations fixed by Landlord. No food or beverages shall be carried in the public halls and elevators of the Building except in closed containers or as otherwise be customary in Comparable Buildings.

          14. Tenants shall not obtain any towel supply service or ice service except from Persons approved by Landlord, nor obtain drinking water for delivery on the Premises from any source not approved by Landlord. Canvassing, peddling and soliciting are prohibited in the Building and Tenant shall cooperate to prevent the same.

          15. Telegraph, telephone and other wires and instruments shall not be introduced by Tenant without previous notice to Landlord and with its reasonable approval. Notwithstanding the foregoing, Tenant shall only be required to obtain Landlord's prior approval with respect to the installation of the foregoing to the extent the same is installed outside of the Premises, affects the Building systems or require connection with any wires or equipment in the Building risers.

          16. Landlord reserves the right to exclude from the Budding between the hours of 6:00 o'clock p.m. and 8:00 o'clock a.m. on weekdays, on Saturdays, Sundays and legal holidays, all Persons who do not present a pass to the Budding signed by Landlord or Landlord's agent. Landlord or its agent will furnish passes to Persons for whom any tenant requests same in writing. Each tenant shall be responsible for all Persons for whom he requests such pass and shall be liable to Landlord for all acts of such Persons. Landlord may require all such Persons to sign a register on entering and leaving the Building.

          17. Landlord shall use all reasonable efforts (or, if the enforcement of such Rules and Regulations is the responsibility of the Board of Managers, Landlord shall use all reasonable efforts to cause the Board of Managers) to enforce the Rules and Regulations against occupants of the Unit in a uniform and non-discriminatory manner.

          18. Landlord may from time to time adopt additional systems and procedures to improve the security or safety of the Unit, any persons occupying, using or entering the same, or any equipment, finishings or contents thereof, and Tenant shall comply with Landlord's reasonable requirements relative thereto.

          19. Tenant shall conduct all aspects of its operations so as to preserve labor harmony and to insure that the security and operations of the Budding shall not be disrupted.

          20. Landlord reserves the right to rescind, alter, waive or add, as to one or more or all tenants, any rule or regulation at any time prescribed for -the Building or the Unit when, in the judgment of Landlord, Landlord deems it necessary or desirable for the reputation, safety, character, security, care, appearance or interests of the Building, the Unit or the Premises, the preservation of good order therein, the operation or maintenance of the Budding or the Unit, the equipment thereof, or the comfort of Tenants or others in the Budding or the Unit so long as such rescission, alteration, waiver or addition is done in a uniform and non-discriminatory manner. No rescission, alteration, waiver or addition of any rule or regulation in respect of one tenant shall operate as a rescission, alteration or waiver in respect of any other tenant.

          21. Tenant shall not place a load upon any floor of the Premises that exceeds the lesser of (a) 50 pounds live load per square foot (except in locations expressly indicated by Landlord in writing to have been reinforced to bear greater live loads) or (b) that is allowed by Law. Business machines and mechanical equipment.used in the Premises that cause vibrations or noise that may be transmitted to any other space in the Budding to such a degree as to be reasonably objectionable to Landlord or to any tenants or occupants of the Budding shall be placed and maintained by Tenant, at its expense, in settings of cork, rubber or spring-type vibration eliminators sufficient, in Landlord's judgment, to eliminate such vibrations or noise.

          22. Tenant shall not clean nor require, -permit, suffer or allow any window in the Premises to be cleaned from the outside in violation of Section 202 of the Labor Law of the State of New York (or its successor or any law of similar import), any other applicable Law, the rules of the Board of Standards and Appeals (or any successor body), or of any other agency, bureau, board or other body having or asserting jurisdiction.

          23. Tenant shall neither contract for, nor employ, any labor in connection with the maintenance or cleaning of, or providing of any other servic4s to, the Premises (but excluding Tenant's Property) without the prior consent of Landlord which consent shall not be unreasonably withheld. It shall be reasonable for Landlord to withhold any such consent on the ground that use of such service provider would disturb labor harmony in the Building.

          Tenant agrees that in the event of any inconsistency or conflict between the terms, provisions, rules and/or regulations contained in Exhibit C and in Exhibit D as the case may be, the more restrictive, term, provision, rule and/or regulation shall apply.




                                    Exhibit E

                    Cleaning Specifications for the Premises

                           Cleaning Specifications for the Premises

GENERAL CLEANING

NIGHTLY - BUSINESS DAYS

          General offices:

          I. All hard surfaced flooring to be swept using an approved chemically treated dust mop.

          2. Carpet sweep all carpets file cabinets, 'four (4) nights per week, moving only light furniture ( desks,

          etc. not to be moved).

          3. Hand dust and wipe clean with chemically treated cloth all furniture, fixtures and window sills.

          4. Empty and wipe clean all ash trays and screen all sand urns.

          5. Dust all telephones.

          6. Dust all chairs, rails and trims.

          7. Empty all standard size office waste paper baskets.

          8. Wipe clean all water fountains.

          Lavatories: (Public Only)

          1. Sweep and wash all floors, using proper disinfectants.

          2. Wash and polish all mirrors, shelves, bright work and enameled surfaces.

          3. Wash and disinfect all basins, bowls and urinals.

          4. Wash all toilet seats.

          5. Hand dust and clean all partitions, tile walls, dispensers and receptacles.

          6. Supply and service sanitary napkin dispensing machines and sanitary napkins. All proceeds to be retained by owner.

          7. Paper towel and sanitary receptacles emptied and cleaned

          8. Fill soap, paper towels and toilet tissue dispensers.

          9. Machine scrub floors quarterly.



WEEKLY

          1. Vacuum clean all carpeting and rugs.

          2. Dust all door and ventilating louvres within a persons reach.

          3. Wipe clean all interior metal and remove fingermarks.

QUARTERLY

          High dust premises completely, including the following:

          1. Dust all pictures, frames, charts graphs and similar wall hangings not reached in nightly cleaning.

          2. Dust clean all vertical surfaces, such as walls, partitions, doors, bucks and other surfaces not reached in nightly cleaning.

          3. Dust pipes, louvres, ducts, moldings and other high areas not reached in nightly cleaning.

          4. Dust all venetian blinds.

WASH ALL WINDOWS (periodically, weather permitting)







                                    Exhibit F

                    Overtime HVAC/Freight Elevator/Loading Dock Procedure

             All request for service at times other than Business Hours must be submitted in writing via telecopier or mail on the Tenant's letterhead to the Building superintendent (or such other person designated by Landlord or the Board of Managers, by a person authorized by Tenant to make such requests: twenty four (24) hours prior to when the freight elevator or loading dock is needed and (ii) by 2:00 p.m. on the same Business Day After-Hours HVAC is required, or 2:00 p.m. on the preceding Business Day if After-Hours HVAC is required on a weekend or Holiday.

             In the event of emergency, service may be obtained by calling the Building superintendent (or such other person designated by Landlord) in sufficient time to enable the superintendent to follow up with a written request to confirm and to provide the service requested.





                                    Exhibit G
                                 Landlord's Work

1.  Clean and vacuum the induction units in the Premises.
2.  Connect Tenant distribution system with Building Class E system.
3. Install ADA hardware (levered sets) to all existing doors in the Premises that are missing lock sets on the Lease Commencemen Date in accordance with Applicable Law.
4. Replace ceiling tiles in the Premises to the extent the same were missing on the Lease Commencement Date.
5. Balance the air conditioning system serving the Premises.






                                    Exhibit H

                          List of Approved Contractors
T H E

WITKOFF ,
G   R   0  U   p

220 East 42nd Street                        Tel (2 12 ) 672 ~4700
www.witkoff.com
New York, NY 10017                  Fax (212) 672,4726

                          APPROVED GENERAL CONTRACTORS



Structure Tone Inc.                        CGC Interiors
15 East 26 th Street                       200 West 56th Street
New York, NY 100 10                        New York, NY 10019
Attn: Mr. James Donaghy                    Attn: Mr. Vincent Bagnoli Jr.
Telephone: 212-251-9284                    Telephone: 212-707-5505

Turner Construction                        Tishman Construction Corporation
375 Hudson Street                          666 Fifth Avenue
New York, NY 10014                         New York, NY 10 103
Attn: Mr. Rory DeJohn                      Attn: Mr. Kenneth M. Champion
Telephone: 212-229-6215                    Telephone: 212-708-6757

Lehrer McGovern Bovis                      CMA Enterprises
200 Park Avenue                            156 Fifth Avenue
New York, NY 10166                         New York, NY 10010
Attn: Mr. Thomas McCloskey                 Attn:  Mr. Jay Koff
Telephone 212-592-6837                     Telephone: 212-924-7353






                               ADDITIONAL APPROVED CONTRACTORS:





1.  ACC Construction Corp.
    Rick Scuderi
    24-64 45th Street
    Long Island City, NY 11103
    Telephone: 718-545-4141

2. Rocky Meli Executive Managing Director National Construction Group, Ltd. 20 West 20th Street - Suite 904 New York, NY 10011 Telephone: 212-691-7166









                                    Exhibit I
                               Lower Manhattan Plan Application

                    NEW YORK CITY DEPARTMENT OF FINANCE PROPERTY DIVISION

                                  COMMERCIAL REVITALIZATION
                                     PROGRAM APPLICATION

                             FOR REAL ESTATE TAX ABATEMENT AND/OR
                            COMMERCIAL RENT TAX SPECIAL REDUCTION


                 [NYC FORM REV 10/95 NOT SUSCEPTIBLE TO EDGAR FILING FORMAT]





                                    Exhibit J

                       Form of Tenant Estoppel Certificate

[Landlord]

and

[Lender]

Dear [Tenant]:

[Date]

          Re: Lease dated __________ between [Landlord] and ("Tenant') for space in Unit C in the building located at 125 Broad Street, New York, New York (the "Unit")


          The undersigned, as the Tenant, has been advised that [Lender] is negotiating with Landlord for the refinancing of the underlying mortgage debt on the Unit. In connection therewith, Landlord and Lender have required this certificate.

          Where no information has been inserted on any blank hereof, the blank shall be deemed to read "NONE".

          With the knowledge and understanding that Landlord and Tenant will be relying on the statements contained herein, the Tenant hereby certifies as follows:

          1. Tenant presently leases the space set forth on Exhibit "A" within the Unit (the "Leased Premises") and the Leased Premises are the only premises leased by Tenant within the Unit.

          2. The documents constituting Tenant's lease, together with all amendments, modifications, assignments, subleases, renewals, extensions and other agreements relating to such lease (collectively, the "Lease"; definitional terms are used herein as defined in the Lease unless otherwise specifically stated herein) are listed on Exhibit "A" attached hereto and incorporated herein by this reference. The Lease constitutes the entire agreement between Landlord and Tenant with respect to the Leased Premises and is valid and is presently in full force and effect. Except as listed on Exhibit A, no other agreement or representation, oral or written, has been made regarding the Leased Premises or the Unit and the Lease has not been modified canceled, pledged, mortgaged, assigned, subleased, extended renewed or amended. Tenant has not exercised any termination option, if any, which exists under the Lease.

          3. There are no guaranties or sureties with respect to the Lease other than as identified on the attached Exhibit "A" and each such guaranty or surety is in full force and effect.

          4. The Rental Commencement Date of the Lease is ______ and the Expiration Date of the Lease is_______.

          5. Rent and other charges required under the Lease has commenced to accrue. Fixed rent has been paid through ________ and additional rent has been paid through __________.

          6. A security deposit in the amount of __________ has been paid by Tenant to Landlord with respect to the Leased Premises.

          7.No rent or other charges payable under the Lease have been paid more than thirty (30) days in advance of its due date other than:

          8. Tenant has accepted the Leased Premises (including all improvements required by the Lease) as being in full compliance with the Lease and is in full occupancy and possession thereof. All tenant improvement work has been completed (subject to latent defects, if any) and all required contributions by the Landlord to the Tenant on account of such work, if any, have been received by the Tenant, except as follows:

          9. To Tenant's knowledge, there are no defaults under the Lease by Landlord or Tenant nor has any event occurred which, by the giving of notice or passage of time, or both would constitute an event of default by either Landlord or Tenant thereunder.

          10.To Tenant's knowledge, there are no disputes, defenses or counterclaims to the full enforcement of the Lease by Landlord. There are not construction allowance which have not been paid to Tenant and there are no other sums currently owed to Tenant by Landlord, except as follows:

          11.Tenant is not entitled to any offsets, abatements, rent concessions or recapture against rent or any other charges whatsoever under the Lease, except as expressly provided in the Lease.

          12. The notice for the Tenant is as follows (if a new address is not inserted in this paragraph 12, the address of the Tenant is as set forth in the Lease):

          13. Tenant has not been granted any purchase option or right of first offer or first refusal with respect to the acquisition of the Unit. Tenant has not been granted any expansion option or any other option for addition space except as set forth in "Exhibit A".

          This Estoppel Certificate is being provided by the undersigned, as Tenant, to Landlord and Lender and the Tenant agrees that the information and representations contained herein may be relied upon by Purchaser and Lender and/or any of their respective present or future partners, members, shareholders or other affiliates, the present and future mortgagees of the Unit and any prospective purchasers of the Unit or any interest therein; and all such persons shall be entitled to rely on and to have the benefit of the assurances to matters set forth in this certification.

          The person executing this certification on behalf of the undersigned is duly authorized to execute this certification on behalf of the undersigned, and this certification is and shall be binding on the undersigned, its successors and assigns.

                                                   Dated:_______________________

                                                          [Tenant]

                          By:__________________________
                                      Name:
                                     Title:








                                          Exhibit K

                                     HVAC Specifications

C:\My Documents\Exhibit K.doc

          Heating, Ventilation and Air Conditioning

          Air Conditioning System - Design and Performance Criteria

          The building air conditioning system shall be designed to maintain temperatures as specified below throughout the each Unit, either by use of varying amounts of outside air or be mechanical refrigeration, provided that:

          1) Outside temperatures are not less than zero degrees Fahrenheit, or more than 95 degrees Fahrenheit dry bulb.

          2) Outside wet bulb temperature does not exceed 75 degrees Fahrenheit, when outside dry bulb temperature is 95 degrees Fahrenheit.

          3) The source of heat within each Unit does not exceed one person per 100 square feet of occupied floor area and 6 watts of electrical consumption for all purposes (including lighting and power) per square foot of occupied floor area.

          4) The system shall be designed to be capable of maintaining within reasonable tolerance (which in the case of inside temperature shall be plus or minus 2 degrees) the following inside conditions when the outside conditions are as follows:

               Outside Conditions                            Inside Temperature

         Dry Bulb                                          Dry Bulb
         Temperature                                       Temperature
         In Degrees                 Relative               in Degrees
         Fahrenheit                 Humidity               Fahrenheit
         0 - 65                     80% - 65%                      72+/-2
         66 - 82           65% - 45%                       73+/-2
         83 - 90           45% - 40%                       74+/-2
         91 - 95           43% - 40%                       76+/-2

          Inside relative humidity shall, when outside temperature is 0 - 65 db. be limited to that which will not cause condensation on the windows.

          5) The system shall also be capable of being operated on a 24-hour basis and capable of furnishing cooling during the winter season, either by refrigeration or by varying amounts of outside air.









                                                                 EXHIBIT 11

            Computation of (Loss) Income Per Share




                                                       1998              1997              1996
                                                       ----              ----              ----

Net loss from continuing operations (a)             ($7,810,500)      ($5,237,737)      ($3,359,511)

(Loss) income from discontinued operations             (781,370)          277,402           170,059

                                                  ===============   ===============   ===============
Net loss                                            ($8,591,870)      ($4,960,335)      ($3,189,452)
                                                  ===============   ===============   ===============

Basic and dilutive (loss) income per common share:

    Continuing operations                                ($0.99)           ($0.81)           ($0.54)
    Discontinued operations                               (0.10)             0.04              0.03
                                                  ===============   ===============   ===============
                                                         ($1.09)           ($0.77)           ($0.51)
                                                  ===============   ===============   ===============


Weighted average number of common shares  used
  in computing basic and dilutive (loss) income
  per common share                                     7,876,509         6,466,168         6,198,260
                                                  ===============   ===============   ===============


(a) On April 30, 1998, the Company's Board of Directors decided to discontinue the Company's investment management services business. As a result, the operating results relating to investment management services have been segregated from continuing operations. Prior years' amounts have been restated to conform to the current year presentation.







                                                              EXHIBIT 21


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

WisdomTree Capital Advisors, LLC                          New York









                                                               EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT



To the Board of Directors and Stockholders of Individual Investor Group, Inc.

We consent to the incorporation by reference in Registration Statement No. 33-74846 on Form S-3 and Registration Statements Nos. 33-72266, 33-85910 and 333-17697 on Form S-8 of Individual Investor Group, Inc. and subsidiaries of our report dated March 12, 1999, appearing in the Annual Report on Form 10-K of Individual Investor Group, Inc. and subsidiaries for the year ended December 31, 1998.


DELOITTE & TOUCHE LLP

March 30, 1999



                                                            EXHIBIT 23.2


                         Consent of Independent Auditors


          We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 33-74846 and Forms S-8 No. 33-72266, No. 33-85910, and
No. 333-17697) pertaining to Individual Investor Group, Inc. of our report dated February 27, 1998 with respect to the financial statements of WisdomTree Associates, L.P. for the year ended December 31, 1997 included in the Annual Report (Form 10-K) of Individual Investor Group, Inc.


Ernst & Young LLP


New York, New York
March 24, 1999




                                                               EXHIBIT 99

                                  RISK FACTORS

                              Dated: March 30, 1999

         You should carefully consider the following risks, as well as those described in our most recent Form 10-K, Form 10-Q and Form 8-K filings, before making an investment decision. The risks described below are not the only risks we face. Additional risks may also impair our business operations. If any of the following risks occur, our business, results of operations or financial condition could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment. In the risk factors below, when we use the word "web," we are referring to the portion of the Internet commonly referred to as the "world wide web."

We have a history of losses and we anticipate that our losses will continue in the future. As of December 31, 1998, we had an accumulated deficit of $21.9 million. In the past ten years, the only calendar year we were profitable was 1995. We expect to continue to incur net losses in 1999 and in subsequent fiscal periods. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

We will need to raise additional capital in the future. Based on our current business plan, we believe that our working capital and investments will be sufficient to fund our operations and capital requirements through 1999. Due to unforeseen events and circumstances that may arise as discussed in the other risks identified in this Exhibit 99 and in the accompanying report, our working capital and investments in fact might not be sufficient to fund our operations and capital requirements through 1999. In any event, we believe we will need to raise additional capital in order to sustain our operations after 1999 unless we generate revenues beyond the amounts we currently anticipate. Such additional financing may not be available to us, or, if available, the terms upon which it may be obtained may be unfavorable to us and may result in dilution of an investor's equity investment in us. Our failure to obtain additional financing on favorable terms, or at all, would have a substantial adverse effect on our future ability to conduct operations.

Our online services business has a limited operating history. We commenced our online services operations in May 1997. Accordingly, we have only a limited operating history upon which you can evaluate this business segment and its prospects. An investor in our common stock must consider the risks, expenses and difficulties frequently encountered by early stage businesses in new and rapidly evolving markets, including web-based financial news and information companies.

The market value of our common stock may not appreciate as much as the stock of Internet companies because we have two business segments. Our company has two distinct segments. One is print publications and the other is online services operations. We believe these business activities are complementary and each will benefit the other. However, the stock prices of many companies whose only business Internet-related recently have gone up much more than the stock prices of companies that have multiple lines of business that are not all Internet-related. Because our company is not a pure Internet company - and in fact the large majority of our total revenues are from our print publications - our common stock may not be valued by investors in the stock market as highly as the common stock of pure Internet companies.

Our quarterly financial results are subject to significant fluctuations. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. For example, in our print publications business, our revenues tend to reflect seasonal patterns, with certain calendar quarters tending to be stronger than others. Similar seasonal patterns may develop in the online services business as well.

         We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of future operating results. In some future quarters our operating results may be below the expectations of public market analysts and investors. If that happens, the price of our common stock may fall, perhaps dramatically.

We face intense competition in both of our businesses. An increasing number of financial news and information sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue and to increase. We compete for advertisers, readers, staff and outside contributors with many types of companies. These competitors include:

-- online services or web sites focused on business, finance and investing, such as CBS MarketWatch.com; The Wall Street Journal Interactive Edition; TheStreet.com; The Motley Fool; Yahoo! Finance; Silicon Investor; Microsoft Investor; SmartMoney.com; Money.com and Multex.com;

-- publishers and distributors of traditional print media, such as The Wall Street Journal; Barron's; Investors Business Daily; Business Week; Fortune; Forbes; Money; Kiplinger's; Smart Money; Worth; Registered Representative; Institutional Investor; Research and On Wall Street;

-- publishers and distributors of radio and television programs focused on business, finance and investing, such as Bloomberg Business Radio and CNBC;

-- web "portal" companies, such as Yahoo!; Excite; Lycos; Snap!; Go Network; and America Online; and

-- online brokerage firms, many of which provide financial and investment news and information, such as Charles Schwab and E*TRADE.

         Our  ability  to  compete  depends  on  many  factors,   including  the
originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services and products. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies to attract advertisers and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Our competitors may develop content that is equal or superior to ours or that achieves greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, readers, staff or outside contributors. Increased competition could result in price reductions, reduced margins or loss of our market share. Any of these could materially adversely affect our business, results of operations and financial condition.

Because our editorial is focused on the financial markets, a prolonged "bear market" may cause our businesses to suffer. Our editorial is highly focused on the financial markets. If the markets suffer a prolonged downturn or "bear market," it is possible that our businesses might suffer materially for two reasons. First, during a bear market, people may become less interested in buying and selling securities, and thus less interested in our research and analysis of securities. Less people might be interested in subscribing to our print publications, and less people might be interested in using our online services. Second, advertisers particularly the financial services advertisers that are our most important source of advertising revenue - might decide to reduce their advertising budgets. Either of these developments could cause our operations to suffer materially.

Because our editorial is focused on research and analysis of specific stocks, our businesses could suffer if our recommendations are poor. Our editorial is focused on research and analysis of specific stocks. We frequently state that a particular company's stock is undervalued or overvalued at the current prices. We believe that our research and analysis is of a high quality, and we are proud to take a stand and be held accountable for our opinions. We believe our readers appreciate this editorial courage, and find it to be of greater value than stories on such topics as "the best cities in which to live" and the like. But because we give these specific opinions, the wisdom of our conclusions can be measured: did the stocks we say were undervalued go up, and did the stocks we say were undervalued go down. If our opinions turn out to be incorrect - and some of our opinions certainly will be - people may become less interested in learning these opinions. They may be less interested in subscribing to our print publications and less interested in using our online services. If interest in our opinions declines, our operations could suffer materially.

Our company may not be able to attract and retain qualified employees for our print publications business. Many of our competitors in the print publications business are larger than we are, and have a number of print titles (we only have two magazines and one newsletter). There is a general perception in the employment market that larger publishers are more prestigious or offer more varied career opportunities (for instance, the ability to move from one title to another). Although we believe our company offers an attractive work environment and employment opportunity in our print publications business, we may be perceived by many people as a less attractive employer than a larger publisher. If we are unable to attract and retain qualified employees for our print publications business, that business could suffer materially.

Our company may not be able to attract and retain qualified employees for our online service business. There is a general perception in the employment market that pure Internet companies offer a more attractive work environment for a youthful workforce. This is based on the belief that the Internet is a new and growing industry that offers a great future. In addition, employees in the Internet industry seek and often receive significant portions of their compensation through stock options. The stock prices of many pure Internet companies recently have increased dramatically. Although we believe our company offers an attractive work environment and employment opportunity in our online services business, we may be perceived by many people as a less attractive employer than a pure Internet company. If we are unable to attract and retain qualified employees for our online services business, that business could suffer materially.

We depend on our editorial staff and outside contributors. Our success depends substantially upon the efforts of our editorial staff and outside contributors to produce original, timely, comprehensive and trustworthy content. Our writers are not bound by employment agreements. Competition for financial journalists is intense, and we may not be able to retain existing or attract additional qualified writers in the future. If we lose the services of a significant number of our editorial staff and outside contributors or are unable to attract additional writers with appropriate qualifications, our business, results of operations and financial condition could be materially adversely affected.

We depend on key management personnel. Our future success depends upon the continued service of key management personnel. The loss of one or more of our key management personnel could materially adversely affect our business, results of operations and financial condition. Moreover, the costs that may arise in connection with executive departures and replacements can be significant, as they were during 1998.

We depend on certain advertisers and on independent advertising agents, to generate revenue. In 1998, the majority of our print publications advertising revenue came from financial services companies, followed by consumer advertisers and others. We were not dependent upon any particular advertiser for our print publications revenues. In 1998, approximately two-thirds of the online services advertising revenue came from six brokerage firms offering online trading. We expect that the majority of advertising revenues derived from our online services operations will come from online brokerage firms. In the event that online brokerage firms choose to scale back on their advertising (on the Internet in general or on our web sites in particular), our online services business, results of operations and financial condition could be materially adversely affected.

         If we do not continue to increase our revenue from financial services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected. With respect to our online services in particular, advertising rates are frequently measured on a "cost per thousand" clicks, or "CPM," basis. CPM rates have fluctuated in the past and we expect CPM rates to continue to fluctuate. CPM rates may experience industry-wide declines in the future, as the supply of desirable online advertising space may be increasing at a rate greater than the demand for that space by advertisers. We believe that we charge advertising rates that are among the highest of financial web sites. However, we cannot guarantee that we will be able to command premium rates in the future.

         In selling print advertising, we depend both on our internal advertising sales department and on outside sales representative to maintain and increase our advertising sales. In selling online advertising, we depend primarily upon our outside sales agent. The success of our advertising sales efforts is subject to a number of risks, including the competition we face from other companies in hiring and retaining sales personnel and effective outside sales representatives, and the length of time it takes new sales personnel to become productive. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain an effective advertising sales department.

Additional risks associated with online advertising. No standards have been widely accepted to measure the effectiveness of web advertising. If standards do not develop, existing advertisers may not continue or increase their levels of web advertising. If standards develop and we are unable to meet those standards, advertisers may not continue advertising on our site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the web. If advertisers perceive the Internet or our web site to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on our web site. Our business, results of operations and financial condition could be materially adversely affected if the market for web advertising declines or develops more slowly than expected.

         Different pricing models are used to sell advertising on the web. It is difficult to predict which, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues. We cannot assure you that we will be successful under alternative pricing models that may emerge. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of web advertising, which could materially adversely affect our advertising revenues.

Risks associated with our list rental revenue. The ability to earn revenue from list rental depends in large degree upon three factors: first, the number of subscribers on this list; second, the demographic characteristics of the subscribers on the list (such as age, income and wealth); and third, the degree to which previous rentals of the list have produced favorable results for the renter. This last factor is affected by the manner in which the subscribers have been added. For example, new subscribers from direct-to-publisher sources (such as direct mail and insert cards in the magazine) typically are more valuable than subscribers obtained from subscription agencies by means of reduced introductory rates or use airline frequent flyer miles. Our list rental revenue has been declining in the recent past, and we cannot assure you that our list rental revenue will not continue to decline.

         We use an independent party, Rickard List Marketing, to promote the rental of our subscriber lists. The revenue we earn from list rentals thus also depends in part upon the efforts our agent makes.

We depend on independent parties to publish our print publications. We depend upon an independent party, Quebecor, to print our print publications and to deliver the printed copies to the United States Post Office for mailing to our subscribers. If our printer's business is disrupted for any reason, such as fire or other natural disaster, labor strife, supply shortages, or machinery problems, we might not be able to distribute our publications in a timely manner. Since magazines typically are printed only shortly before the time they are to be mailed to subscribers, any disruption at our printer could prevent our magazines from being distributed in a timely manner. If we don't distribute our magazines on time, our subscribers may become dissatisfied and cancel their subscriptions. If a disruption at our printer delays our ability to distribute Individual Investor magazine to newsstands, we may lose newsstand sales. In the event of a disruption, our insurance may not cover all of our losses. Any of these developments may cause our operating results to suffer materially.

We depend on independent parties to distribute Individual Investor magazine to newsstands. We depend upon an independent parties (the largest of which is International Circulation Distributors, a subsidiary of The Hearst Corporation) to distribute Individual Investor magazine to newsstands. If the business of our distributors is disrupted for any reason, such as labor strife or natural disaster, we might not be able to distribute Individual Investor magazine to newsstands in a timely manner. Since our distributors typically pick up Individual Investor magazine for newsstand distribution only shortly before the time the magazine is to be delivered, any disruption at our distributors could prevent the magazine from being distributed to newsstands in a timely manner. If a disruption at our distributors delays our ability to deliver Individual
Investor magazine to newsstands, we may lose newsstand sales. Any of these developments may cause our operating results to suffer materially.

We depend on independent parties to obtain the majority of the subscribers to Individual Investor magazine. We depend upon independent parties to obtain the majority of the subscribers to Individual Investor magazine. These agencies include American Family Publishers, Publishers Clearing House and NewSub services. These agencies obtain subscribers primarily through use of direct mail campaigns. If the positive response to the promotion of Individual Investor magazine by these agencies is not great enough, or if the agencies believe that we may fail to fulfill a subscription, they may stop promoting our magazine. This could cause our subscriber base to shrink, which would lower our subscription revenue and reduce our advertising rate base, which would lead to lower advertising revenue. Also, many publications compete for services of subscription agencies, and one or more of these subscription agencies may choose not to continue to market Individual Investor in order to better serve a one of our competitors. Any of those developments could cause our operating results to suffer materially.

We may incorrectly forecast our success in obtaining and renewing subscriptions. We attempt to accurately forecast the number of subscribers to our print publications. We run the risk that our forecasts will be incorrect, either too high or too low. Our forecast could be too high if the number of new subscribers that we obtain is less than the amount we projected. Our forecast also could be too high if we get less renewal orders from existing subscribers. If our subscriber base is less than our projections, we will earn less subscription revenue and our advertising rate base will be lower, which would lead to lower advertising revenue. This could cause our operating results to suffer materially.

         Our forecast could be too low if we obtain more new subscribers than projected, or if we receive more renewal orders than projected from existing subscribers. If our subscriber base is higher than we projected, we would earn more subscription revenue than projected, but have higher than expected production and distribution costs. We might not be able to increase our advertising rate base immediately. This could lead to our operating results being worse than projected.

We depend on independent parties to manage our subscriber files. We depend upon an independent party to manage our subscriber files. This party receives subscription orders and payments for our print publications, sends renewal and invoice notices to subscribers and generates subscribers' labels and circulation reports for us. If the business of this party is disrupted, we may become unable to process subscription requests, or send out renewal notices or invoices, or deliver our print publications. If this were to happen, our insurance might not cover all of our losses. Any of those developments could cause our operating results to suffer materially.

We need to manage our growth. Although our print publications business has not experienced rapid growth in the recent past, our online services, which commenced in May 1997, have experienced rapid growth. This growth has placed a strain on our managerial, operational and financial resources. We expect this strain to increase with anticipated future growth in both print publications and online services. To manage our growth, we must continue to implement and improve our managerial controls and procedures and our operational and financial systems. In addition, our future success will depend on our ability to expand, train and manage our workforce, in particular our editorial, advertising sales and business development staff. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand our services. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

We need to establish and maintain relationships with other web sites to promote the growth of our online services business. For us to maintain and increase the traffic to our web sites, it is important for us to establish and maintain content distribution relationships with high-traffic web sites operated by other companies. There is intense competition for relationships with these sites. Although we have not paid any material sum with respect to our relationships to date, it is possible that, in the future, we might be required to pay fees in order to establish or maintain relationships with these sites. (It is possible, however, that we may be able to charge fees in connection with these relationships in the future.) Additionally, many of these sites compete with our web sites as providers of financial information, and these sites may become less willing to establish or maintain strategic relationships with us in the future. We may be unable to enter into relationships with these sites on commercially reasonable terms or at all. Even if we enter into such relationships, they may not attract significant numbers of viewers to our web sites.

Increased traffic to our web sites may strain our systems and impair our online services business. On occasion, we have experienced significant spikes in traffic on our web site. In addition, the number of our readers has continued to increase over time and we are seeking to increase our reader base further. Accordingly, our web site must accommodate a high volume of traffic, often at unexpected times. Our web site has in the past, and may in the future, experience slower response times than usual or other problems for a variety of reasons. These occurrences could cause our readers to perceive our web site as not functioning properly and, therefore, cause them to use other methods to obtain their financial news and information. In such a case, our business, results of operations and financial condition could be materially adversely affected.

We face a risk of system failure for our online services business. Our ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system maintained by DoubleClick. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan for the event of such damage or interruption. Any system failure that causes an interruption in our service or a decrease in responsiveness of our web site could result in reduced traffic, reduced revenue and harm to our reputation, brand and our relations with our advertisers. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in our delivery of content. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

We may not successfully develop new and enhanced services and features for our online services to the satisfaction of our customers. We intend to introduce additional and enhanced services in order to retain the current users of our online services and to attract new users. If we introduce a service that is not favorably received, our current users may choose a competitive service over ours. We may also experience difficulties that could delay or prevent us from introducing new services. Furthermore, the new services we may introduce could contain errors that are discovered after the services are introduced. If that happens, we may need to significantly modify the design or implementation of the services on our web sites to correct these errors. Our business, results of operations and financial condition could be materially adversely affected if we experience difficulties in introducing new services or if these new services are not accepted by our users.

We depend on the continued growth in use and efficient operation of the web. The web-based information market is new and rapidly evolving. Our business would be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

     --    inadequate network infrastructure;

     --    security concerns;

     --    inconsistent quality of service; and

     --    unavailability of cost-effective, high-speed access to the Internet.

         The users of our online services depend on Internet service providers, online service providers and other web site operators for access to our web site. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failures unrelated to our systems. These occurrences could cause our readers to perceive the web in general or our web site in particular as an unreliable medium and, therefore, cause them to use other media to obtain their financial news and information. We also depend on certain information providers to deliver information and data feeds to us on a timely basis. Our web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, results of operations and financial condition.

Government regulation and legal uncertainties relating to the web. Certain existing laws or regulations specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. That regulation, if imposed, could increase the cost of transmitting data over the web. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the web. The Federal Trade Commission and government agencies in certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate our privacy practices. Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for our web site or otherwise materially adversely affect our business.

Web security concerns could hinder internet commerce. Concern about the transmission of confidential information over the Internet has been a significant barrier to electronic commerce and communications over the web. Any well-publicized compromise of security could deter more people from using the web or from using it to conduct transactions that involve the transmission of confidential information, such as signing up for a paid subscription, executing stock trades or purchasing goods or services. Because many of our advertisers seek to advertise on our web site to encourage people to use the web to purchase goods or services, our business, results of operations and financial condition could be materially adversely affected if Internet users significantly reduce their use of the web because of security concerns. We may also incur significant costs to protect ourselves against the threat of security breaches or to alleviate problems caused by such breaches.

Our efforts to build positive brand recognition may not be successful. We believe that maintaining and growing awareness about our brands (including Individual Investor, Individual Investor Online, Ticker and the INDI SmallCap
500) is an important aspect of our efforts to continue to attract subscribers and readers. The importance of positive brand recognition will increase in the future because of the growing number of providers of financial information. We cannot assure you that our efforts to build positive brand recognition will be successful.

         In order to build positive brand recognition, it is very important that we maintain our reputation as a trustworthy source of investment ideas, research, analysis and news. The occurrence of certain events, including our misreporting a news story or the non-disclosure of a financial interest by one or more of our employees in a security that we write about, could harm our reputation for trustworthiness. These events could result in a significant reduction in the number of our readers, which could materially adversely affect our business, results of operations and financial condition.

Control of the Company by Principal Stockholders. At the present time, Jonathan Steinberg, Wise Partners, L.P. (a partnership controlled by Jonathan Steinberg), Saul Steinberg (who is Jonathan's father) and Reliance Financial Services Corporation (a substantial portion of the common stock of Reliance Financial Services Corporation's parent, Reliance Group Holdings, Inc., is beneficially owned by Saul Steinberg, members of his family and affiliated trust), own approximately 44.7% of the outstanding shares of common stock of our Company. As a result of their ownership of common stock, they will be able to significantly influence all matters requiring approval by our stockholders, including the election of our directors. Because it would be very difficult for another company to acquire our company without the approval of the Steinbergs, other companies might not view our company as an attractive takeover candidate. Our stockholders therefore may have less of a chance to benefit from any possible takeover of our company, than they would if the Steinbergs did not have as much influence.

We rely on our intellectual property. To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services.

         We are somewhat dependent upon the use of certain trademarks in our operation, including the marks Individual Investor, Individual Investor Online, Ticker and the INDI SmallCap 500. We have a perpetual license for use of the trademark Individual Investor. To perfect our interests in the mark, however, we filed suit in 1997 against the licensor and a third party whom we believed to be infringing the mark. The litigation was resolved favorably to us, with an agreement by the third party not to further infringe the mark. We commenced negotiations with the licensor to obtain assignment of the mark, but did not reach an agreement. Although we will continuously monitor and seek enforcement against any perceived infringement of the mark, we cannot assure you that our efforts will be successful.

         Additionally, we are somewhat dependent upon the ability to protect our proprietary content through the laws of copyright, unfair competition and other law. We cannot assure you, however, that the laws will give us meaningful protection.

We may be liable for information published in our print publications or on our online services. We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information we publish in our print publications or through our online services. We could also be subject to claims based upon the content that is accessible from our web site through links to other web sites. Our insurance may not adequately protect us against these claims.

Year 2000 risks. We have evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue". The Year 2000 Issue concerns the inability of information systems, whether due to computer hardware or software, to properly recognize and process date sensitive information relating to the year 2000 and beyond. To attempt to ensure that our computer systems will not be disrupted by the Year 2000 Issue, we developed a plan to assess, and to fix where necessary, any Year 2000 Issue with respect to our computer systems. We have made significant progress toward determining whether our computer systems will be disrupted by the Year 2000 Issue and currently expect to complete this determination before June 1999. We are also fixing any Year 2000 Issue we find in our systems and currently expect to complete our repair efforts before June 1999. We intend to test our systems before October 1999.

         We currently believe that additional direct costs associated with making our systems Year 2000 Ready should not exceed $30,000. We do not believe that the diversion of employee resources required to address the Year 2000 Issue will have a material effect on our operating results or financial condition. We do not currently have in place a contingency plan of action in the event that we are not able to make our computer systems Year 2000 Ready, but will consider on an ongoing basis whether such a contingency plan should be developed.

         The dates on which we believe we will complete our Year 2000 plan, and the costs associated with the efforts, are based on our current best estimates. However, we cannot guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, making our systems Year 2000 Ready. Specific factors that might cause differences between the estimates and actual results include the following: the availability and cost of personnel trained in these areas; the ability to locate and correct all relevant computer code and hardware devices (such as microcontrollers); timely responses to and corrections by third-parties and suppliers; the ability to implement interfaces between the new systems and the systems not being replaced; and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, we cannot guarantee that will be able to resolve, in a timely or cost-effective fashion, any problems associated with the Year 2000 Issue. If we fail to resolve, in a timely and cost-effective fashion, any problems associated with the Year 2000 issue, our operations and business could be materially adversely affected. If that happens, we also could incur liabilities to third parties.
         We also face risks and uncertainties to the extent that the independent suppliers of products, services and systems on which we rely do not have business systems or products that are Year 2000 Ready. We have started communicating with all of our significant suppliers and customers to determine the extent to which our systems and products are vulnerable to those third parties' failure to fix their own systems' Year 2000 Issues. The systems or products of other companies on which we rely might not be made Year 2000 Ready in time to prevent disruption. If the systems of any of those third parties are disrupted, our operations and business could be materially adversely affected. We are in the process of identifying what actions may be needed to reduce our vulnerability to problems related to the companies with which we interact, but we do not currently have in place a contingency plan of action in the event that the failure by one or more third parties to make their computer systems Year 2000 Ready causes us to suffer material adverse effects. We will consider on an ongoing basis whether such a contingency plan should be developed.