Form 10-K/A
period 1998-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 1999-04-28
CIK 880631

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from _______   to _____________

                         Commission file number 1-10932


                         INDIVIDUAL INVESTOR GROUP, INC.
                   -----------------------------------------
                 (Name of small business issuer in Its charter)


           Delaware                                         13-3487784
---------------------------------                     ---------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)


125 Broad Street, 14th Floor, New York, New York                 10004
------------------------------------------------          -----------------
   (Address of Principal Executive Offices)                    (Zip Code)

                                 (212) 742-2277
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as set forth in the pages attached hereto:

       Item 3.    Legal Proceedings
       Item 10.   Directors and Executive Officers of the Registrant
       Item 11.   Executive Compensation
       Item 12.   Security Ownership of Certain Beneficial Owners and Management
       Item 13.   Certain Relationships and Related Transactions

                                     PART I

ITEM 3. LEGAL PROCEEDINGS

     In July 1997 certain former limited partners of WisdomTree Associates, L.P. ("WTA"), a domestic private investment fund of which WisdomTree Capital Management, Inc., a wholly-owned subsidiary of Individual Investor Group, Inc. ("Company"), is the general partner, initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v. WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs moved to vacate the default judgment. Defendants opposed the motion. On April 20, 1999, the court denied plaintiffs' motion with respect to Messrs. Schmidt and Steinberg, but granted the motion with respect to WTA, and plaintiffs will be permitted to file and serve a complaint and proceed with the action solely with respect to this defendant. In their motion plaintiffs alleged that defendants did not timely process plaintiffs' request for redemption of their interest in WTA, which delay allegedly caused plaintiffs to suffer approximately $470,000 in damages. WTA is currently awaiting service of the complaint and intends to continue conducting a vigorous defense. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

     In April 1999 a stockholder of the Company initiated an action in the Court of Chancery of the State of Delaware, New Castle County, captioned Michele S. Criden v. Jonathan L. Steinberg, Bruce L. Sokoloff, Peter M. Ziemba and S. Christopher Meigher III (C.A. No. 17082). The Company is named as a nominal defendant in the action. Plaintiff alleges that the four individual defendants, who comprise the entire Board of Directors of the Company, took improper action
(i) on November 19, 1998, in determining to amend the terms of options previously granted to Jonathan Steinberg to reduce their exercise prices (which ranged from $4.9375 to $7.50) to $1.25 (11% higher than the last sale price on the trading date immediately preceding the date of such amendment), and (ii) on December 23, 1998, in determining to grant replacement options to each of Messrs. Sokoloff, Ziemba and Meigher, conditioned upon cancellation of their existing options, which replacement options had an exercise price of $2.00 per share (the last sale price of the Common Stock on the trading date immediately preceding the date of the new grant), which was less than the exercise price of options previously granted to them (which exercise prices ranged from $4.375 to $10.50). Plaintiff claims that such actions constituted corporate waste and a diversion of corporate assets for improper and unnecessary purposes and that the directors breached their fiduciary duties, including their duty of loyalty, to the Company and its stockholders. Plaintiff demands judgment (i) enjoining the four directors from exercising any options at the reduced exercise price, (ii) declaring a constructive trust of any proceeds resulting from the directors' exercise of such options, (iii) damages, on behalf of the Company, for losses and damages suffered and to be suffered in connection with the option repricings, including interest thereon, and (iv) awarding plaintiff the costs of this action, including reasonable attorney's fees. The Board of Directors believed at the time, and continues to believe, that the actions taken on November 19, 1998 and December 23, 1998, were proper.

     In addition to the foregoing matters, the Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers and directors of the Company are as follows:

      Name                    Age     Position

Jonathan L. Steinberg          34     Chairman of the Board and Chief Executive
                                       Officer
Brette E. Popper               41     President and Chief Operating Officer
Gregory E. Barton              37     Vice President - Business and Legal
                                       Affairs and General Counsel
Henry G. Clark                 54     Vice President - Finance and Secretary
S. Christopher Meigher III     52     Director
Bruce L. Sokoloff              50     Director
Peter M. Ziemba                41     Director


     Jonathan L. Steinberg founded the Company and has served as Chairman of the Board of Directors of the Company since October 1988. Mr. Steinberg also served as President from October 1988 to July 1994 and Treasurer of the Company from October 1988 to June 1996. In addition, Mr. Steinberg is the Editor-in-Chief of each of the Company's publications. From August 1986 to August 1988, Mr. Steinberg was employed as an analyst in the Mergers and Acquisitions Department of Bear, Stearns & Co. Inc., an investment banking firm. Mr. Steinberg is a nephew by marriage of Bruce L. Sokoloff, a director of the Company.

     Brette E. Popper has been President and Chief Operating Officer since September 1998. From March 1998 until she joined the Company, Ms. Popper was engaged as a marketing, advertising and management consultant by several publishing companies. From January 1997 until February 1998 she served as President of Quest Magazine and Vice President Business Development for Meigher Communications, L.P., for whom she had performed consulting services since September 1996. From 1985 until August 1996, Ms. Popper held various advertising sales and management positions at USA Weekend, a division of Gannett Co., Inc., including serving as President and Publisher of USA Weekend from October 1990 to August 1996.

     Gregory E. Barton has been Vice President-Business and Legal Affairs and General Counsel since September 1998. From September 1996 until August 1998, Mr. Barton served as Vice President-Corporate and Legal Affairs and General Counsel of Alliance Semiconductor Corporation, a manufacturer of integrated circuits, and from May 1995 until September 1996 served as General Counsel of Alliance. From 1986 to 1993, Mr. Barton had been an associate in the New York office of the law firm Gibson, Dunn & Crutcher.

     Henry G. Clark has been Vice President-Finance and Secretary since June 1998 and was Controller from November 1995 until June 1998. From January 1995 until October 1995 Mr. Clark was a self-employed financial consultant. Mr. Clark was Chief Financial Officer/Controller of Seventh Generation, Inc. from July 1990 to March 1992 and then again from May 1993 to December 1994. Mr. Clark is a Certified Public Accountant.

     S. Christopher Meigher III has served as a director of the Company since June 1998. Mr. Meigher has served as Chief Executive Officer of Meigher Communications, L.P., a magazine publisher, for more than 5 years. Prior thereto, Mr. Meigher was employed by Time, Inc. for 23 years and served in numerous senior management positions, including serving as President of Time Inc.'s New York Magazine Division from 1990 to 1992.

     Bruce L. Sokoloff has served as a director of the Company since 1989. Mr. Sokoloff has served as Senior Vice President - Administration of Reliance Group Holdings, Inc., the holding company for several insurance and financial services corporations, for more than five years and has been employed at Reliance Group Holdings, Inc. since 1973. Mr. Sokoloff is an uncle by marriage of Jonathan L. Steinberg.

     Peter M. Ziemba has served as a director of the Company since 1996. Mr. Ziemba is an attorney and has been a partner of the law firm Graubard Mollen & Miller for more than five years and has been employed there since 1982. Graubard Mollen & Miller is outside general counsel to the Company.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the Company's fiscal year ended December 31, 1998, all its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the past three fiscal years ended December 31, 1998, for the Company's Chief Executive Officer and each other executive officer whose compensation exceeded $100,000 for the fiscal year ended December 31, 1998.

------------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                              Annual Compensation          Long-Term Compensation
                                                           -------------------------------------------------------------
                                                                Salary     Bonus     Number of            All Other
Name and Principal Position                        Year           ($)       ($)      Options(1) (#)    Compensation ($)
------------------------------------------------------------------------------------------------------------------------
Jonathan L. Steinberg,                             1998          230,000     --             --            --
  Chief Executive Officer                          1997          230,000     --             --            --
                                                   1996          160,000     --           100,000         --
------------------------------------------------------------------------------------------------------------------------
Henry G. Clark                                     1998          113,083     --            75,000         --
  Vice President-Finance and Secretary             1997           90,000    9,000          10,000         --
                                                   1996           80,000     --            20,000         --
------------------------------------------------------------------------------------------------------------------------
Robert H. Schmidt,                                 1998          104,415     --               --       51,500
  formerly President and Chief Operating           1997          222,927     --            80,000         --
  Officer(2)                                       1996          210,427     --            80,000         --
------------------------------------------------------------------------------------------------------------------------

(1) Does not include options that were granted or amended in 1998 pursuant to the Company's offer to reprice the stock options held by its then-current employees ("November 1998 Repricing").

(2) Mr. Schmidt served as President and Chief Operating Officer until May 1998. See "Compensation Arrangements for Former Executive Officers" below.


Compensation Arrangements for Current Executive Officers

     Jonathan L. Steinberg does not have a written employment agreement and since 1997 he has received an annual base salary of $230,000.

     The Company employs Brette E. Popper pursuant to a written employment agreement expiring on December 31, 1999. Ms. Popper's annual base salary is $225,000. In addition, the Company agreed to pay Ms. Popper a bonus equal to her base salary in respect of the first fiscal year during the term of her agreement for which the Company reports a pre-tax income of $1.00 or greater, after deduction for bonuses payable to employees (other than the Company's Chief

Executive Officer, but including her bonus). Ms. Popper agreed to certain restrictive covenants restricting her from engaging in competition with the Company for a period of one year after the cessation of her employment. In connection with her employment, on September 14, 1998, the Company granted to Ms. Popper ten-year options to purchase 250,000 shares of Common Stock exercisable at $1.1875 (the fair market value of the Common Stock on the date of grant). The options vest as to 62,500 shares on September 14 in each of 1999, 2000, 2001 and 2002. The options provide that the event of a change in control of the Company, all options not yet vested shall vest and become immediately exercisable. The Company also agreed to file a registration statement on Form S-8 to register the shares underlying the options by September 14, 1999.

     The Company employs Gregory E. Barton pursuant to a written employment agreement which provides for an annual base salary of $200,000. Mr. Barton also received a $5,000 bonus effective upon the first day of his employment. Although the agreement does not have a specific term of employment, if, within the first year of employment, Mr. Barton is either terminated without cause or his job responsibilities or titles are materially diminished and he resigns, the Company agreed to pay Mr. Barton a severance payment equal to six month's salary. In connection with his employment, on September 14, 1998, Mr. Barton was granted ten-year options to purchase 150,000 shares of the Company's Common Stock with an exercise price of $1.1875 per share (the fair market value of the Common Stock on the date of the grant). The options vest as to 37,500 shares on September 14 in each of 1999, 2000, 2001 and 2002. In the event of a change of control of the Company, all options not yet vested shall vest and become immediately exercisable.

     Henry G. Clark does not have a written employment agreement and he presently receives an annual base salary of $125,000.

Compensation Arrangements for Former Executive Officers

     The Company formerly employed Robert H. Schmidt as President and Chief Operating Officer pursuant to an employment agreement expiring July 27, 1998, which was renewable for successive one-year periods automatically unless terminated under the notice provisions set forth in the agreement. Mr. Schmidt's annual base compensation at the time his employment ceased was $212,500. The Company also was obligated to pay for life insurance benefits for Mr. Schmidt up to an annual premium amount of $10,000. The agreement contained a non-competition provision for a period of one year following cessation of employment. Mr. Schmidt and the Company agreed to end Mr. Schmidt's employment as of June 15, 1998, pursuant to a severance arrangement under which Mr. Schmidt was paid $51,500 and permitted to exercise from September 13, 1998 through September 13, 2002, options to purchase an aggregate of 498,335 shares of Common Stock that were previously granted and vested through June 1, 1998. The Company also agreed to maintain medical coverage for Mr. Schmidt through December 31, 1998. Mr. Schmidt agreed that, prior to June 15, 1999, he would not be associated with a competitive company in the business of financial publishing or solicit the services of any employees or directors of the Company.

     The Company formerly employed Scot A. Rosenblum as Executive Vice President, Chief Financial Officer and Secretary without a written employment agreement. At the time his employment ceased, he was receiving an annual base salary of $200,000. Effective as of June 23, 1998, Mr. Rosenblum terminated his employment. In connection with such termination, in consideration for Mr. Rosenblum agreeing to certain restrictions on the sale of shares of Common Stock issuable upon exercise of any options he held, the Company agreed that the options to purchase 374,413 shares of Common Stock that were previously granted and vested through June 23, 1998, may be exercised by Mr. Rosenblum until the earlier of September 22, 2002, or ten years from the date of the original grant of the applicable option.

     The Company formerly employed Michael Kaplan as Vice President and General Counsel without a written employment agreement. At the time his employment ended, he was receiving an annual base salary of $170,000. Mr. Kaplan and the Company agreed to end Mr. Kaplan's employment as of May 15, 1998 pursuant to an agreement under which Mr. Kaplan was paid $120,000 and permitted to exercise from August 13, 1998 through August 13, 1999, options to purchase an aggregate of 50,000 shares of Common Stock that were previously granted and vested through May 9, 1998.

 Option Grants in Last Fiscal Year

     The following table sets forth the stock options granted in the last fiscal year to the Company's executive officers identified in the Summary Compensation Table above, but excludes options granted in exchange for old options or amended pursuant to the November 1998 Repricing, which options are described in a subsequent table.

-------------------------------------------------------------------------------------------------------------------------
                                          OPTIONS GRANTED IN LAST FISCAL YEAR
--------------------------- --------------- ------------------- ----------------- --------------- -----------------------
                                                                                                   Potential Realizable
                                                                                                          Value
                                                Percent of                                             at Assumed
                              Number of        Total Options                                          Annual Rates
                              Securities         Granted to                                           of Stock Price
                              Underlying        Employees in        Exercise                         Appreciation for
                               Options           Fiscal Year        Price          Expiration      Option Term(2) ($)
Name of Executive            Granted (#)          (%)(1)            Per Share ($)      Date         5%       10%
--------------------------- --------------- ------------------- ----------------- --------------- -----------------------
Henry G. Clark                25,000(3)            3.1                4.50            06/15/08     70,751     179,296
                              50,000(4)            6.2                1.25            11/19/08     35,375      89,648
--------------------------- --------------- ------------------- ----------------- --------------- -----------------------

(1) Reflects percentage of total options granted to employees in 1998, net of options repriced pursuant to the November 1998 Repricing (a total of 1,479,801 options were exchanged for new options or amended pursuant to the November 1998 Repricing).

(2) The above information concerning five per cent and ten per cent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options.

(3) These options became exercisable as to 6,250 shares of Common Stock on June 15 in each of 1999, 2000, 2001 and 2002. These options were included in the November 1998 Repricing and, accordingly, were exchanged for similar options with an exercise price of $1.25. Based upon the assumed rates of compounded stock price appreciation, these repriced options as of the repricing date would have a potential realizable value of $19,653 and $49,804, respectively.

(4) These options become exercisable as to 12,500 shares of Common Stock on November 19 in each of 1999, 2000, 2001 and 2002.

     The following table sets forth the fiscal year end option values of outstanding options at December 31, 1998 and the dollar value of unexercised, in-the-money options for the Company's executive officers identified in the Summary Compensation table above.

--------------------------------------------------------------------------------------------------------------------
                                     AGGREGATED FISCAL YEAR END OPTION VALUES
--------------------------- --------------------------------------------- ------------------------------------------
                            Number of Securities Underlying Unexercised   Dollar Value of Unexercised in-the-Money
                                    Options at Fiscal Year End:                 Options at Fiscal Year End(1)
                            ---------------------- ---------------------- -------------------- ---------------------
 Name                          Exercisable (#)       Unexercisable (#)      Exercisable ($)     Unexercisable ($)
--------------------------- ---------------------- ---------------------- -------------------- ---------------------
Jonathan L. Steinberg                --                   680,000                 --             1,445,000

Henry G. Clark                       --                   115,000                 --               244,375

Robert H. Schmidt                  498,335                  --                    0                   --


(footnote on following page)

     (1) These values are based on the difference between the closing sale price of the Common Stock on December 31, 1998 ($3.375) and the exercise prices of the options, multiplied by the number of shares of Common Stock subject to the options.

Option Repricings

         The following table sets forth information concerning the repricing or amendment of options held by the Company's executive officers identified in the Summary Compensation Table in 1998 and discussed elsewhere in this Proxy Statement. There has not been any other repricing of options granted by the Company since the Company completed its initial public offering in 1991.

--------------------------- ----------- ---------------- ------------------ --------------- ------------- ---------------
                                                                                                             Length of
                                                                                                             Original
                                         Number of                                                          Option Term
                                         Securities                           Exercise                      Remaining at
                                         Underlying       Market Price of    Price at Time                     Date of
                                           Options        Stock at Time of   of Repricing     New           Repricing or
Name and Principal                       Repriced or       Repricing or      or Amendment   Exercise         Amendment
Position                      Date       Amended (#)       Amendment ($)         ($)        Price ($)         (Years)
--------------------------- ----------- ---------------- ------------------ --------------- ------------- ---------------
Jonathan L. Steinberg        11/19/98       250,000             1.125           4.9375         1.25           5.4
  Chairman and Chief                        125,000             1.125           6.25           1.25           5.4
  Executive Officer                         125,000             1.125           7.50           1.25           5.4
                                             80,000             1.125           5.75           1.25           6.6
                                            100,000             1.125           7.50           1.25           8.0
--------------------------- ----------- ---------------- ------------------ --------------- ------------- ---------------
Henry G. Clark               11/19/98        10,000             1.125           4.25           1.25           7.0
  Vice President-                            10,000             1.125           6.375          1.25           7.3
  Finance and Secretary                      10,000             1.125           7.50           1.25           8.0
                                             10,000             1.125           6.875          1.25           9.0
                                             25,000             1.125           4.50           1.25           9.6
--------------------------- ----------- ---------------- ------------------ --------------- ------------- ---------------


Stock Option Plans

1991 Stock Option Plan

     In 1991, the Company adopted the 1991 Stock Option Plan ("1991 Plan") covering 200,000 shares of the Company's Common Stock pursuant to which officers, directors and key employees of the Company are eligible to receive incentive or non-qualified stock options. The 1991 Plan, which expires in October 2001, is administered by the Stock Option Committee of the Board of Directors pursuant to the powers delegated to it by the Board of Directors. To the extent permitted under the express provisions of the 1991 Plan, the Stock Option Committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of options and administration of the 1991 Plan in order to attract and retain persons instrumental to the success of the Company.

1993 Stock Option Plan

     In 1993, the Company adopted the 1993 Stock Option Plan ("1993 Plan") covering 500,000 shares of the Company's Common Stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. The 1993 Plan will terminate at such time no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until February 16, 2003. The 1993 Plan is administered by the Stock Option Committee pursuant to the powers delegated to it by the Board of Directors. To the extent permitted under the provisions of the 1993 Plan, the Stock Option Committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of awards and administration of the 1993 Plan in order to attract and retain persons instrumental to the success of the Company.

1996 Performance Equity Plan

     In 1996, the Company adopted the 1996 Performance Equity Plan ("1996 Plan") covering 1,000,000 shares of the Company's Common Stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. The 1996 Plan will terminate at such time no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until March 18, 2006. The 1996 Plan is administered by the Stock Option Committee pursuant to the powers delegated to it by the Board of Directors. To the extent permitted under the provisions of the 1996 Plan, the Stock Option Committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of awards and administration of the 1996 Plan in order to attract and retain persons instrumental to the success of the Company.

1996 Management Incentive Plan

     In 1996, the Company adopted the 1996 Management Incentive Plan ("Management Incentive Plan") covering 500,000 shares of the Company's Common Stock, pursuant to which executives of the Company or its subsidiaries are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock related options and other stock based awards. The Management Incentive Plan will terminate at such time no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until November 4, 2006. The Management Incentive Plan is administered by the Board of Directors. Pursuant to the Management Incentive Plan, the Board of Directors has authority to determine the selection of participants, allotment of shares, price and other conditions of purchase of awards and administration of the Management Incentive Plan.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Board of Directors does not have a standing compensation committee. The only member of the Board who is an officer of the Company is the Chairman, Jonathan L. Steinberg. Peter M. Ziemba is a partner of Graubard Mollen & Miller, which firm is the Company's outside general counsel.

Director Compensation

     Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for all reasonable costs incurred in attending meetings of the Board of Directors. Pursuant to the 1996 Plan, directors who are not employees of the Company receive automatic grants of stock options upon their election or appointment as a director and upon each re-election as a director. Each stock option is for 30,000 shares of Common Stock and vests at the rate of 10,000 shares of Common Stock per year after an equal period of service, and once vested, remain exercisable until the tenth anniversary of the date of grant unless the director ceases to be a director for reason other than death, in which case a shorter exercise period may apply. Each option is exercisable per share at the fair market value per share on the date of grant. Notwithstanding the foregoing, if the director eligible for an award of a stock option is re-elected as a director and has not yet served as a director of the Company for a term of three full years, the award of the stock option will be modified as follows: (A) the number of shares of Common Stock that may be acquired under the stock option will be reduced to (1) 20,000 shares of Common Stock if the director has served as a director more than two years, but less than three years, (2) 10,000 shares of Common Stock if the director has served as a director more than one year, but less than two years, and (3) if the director has served less than one year as a director, no stock option will be awarded; and (B) the stock option will be exercisable by the director as to 10,000 shares of Common Stock on each of the second and third anniversaries of his re-election or re-appointment as a director if the stock option represents the right to acquire 20,000 shares of Common Stock and the stock option will be exercisable by the director as to 10,000 shares of Common Stock on the third anniversary of his re-election or re-appointment as a director if the stock option represents the right to acquire 10,000 shares of Common Stock.

     Upon his election as a director on June 17, 1998, S. Christopher Meigher III was granted ten-year options to purchase up to 30,000 shares at $4.375 per share, which vest at the rate of 10,000 shares of Common Stock on June 17 in each of 1999, 2000 and 2001. On June 21, 1995, prior to adoption of the 1996 Plan, Bruce L. Sokoloff was granted ten-year options to purchase 30,000 shares of Common Stock at $5.75 per share, which vest at the rate of 10,000 shares of Common Stock on June 21 in each of 1996, 1997 and 1998. Upon his re-election on June 17, 1998, Mr. Sokoloff was granted ten-year options to purchase up to 30,000 shares of Common Stock at $4.375 per share, which vest at the rate of 10,000 shares of Common Stock on June 17 in each of 1999, 2000 and 2001. Upon his election as a director on June 19, 1996, Peter M. Ziemba was granted ten-year options to purchase 30,000 shares of Common Stock at $10.50 per share, which vest at the rate of 10,000 shares of Common Stock on June 19 in each of 1997, 1998 and 1999. Upon his re-election on June 17, 1998, Mr. Ziemba was granted ten-year options to purchase up to 20,000 shares of Common Stock at $4.375 per share, which vest at the rate of 10,000 shares of Common Stock on June 17 in each of 2000 and 2001.

     On December 23, 1998, the Board of Directors determined to grant replacement options to the non-employee directors, subject to cancellation of their existing options. The replacement options entitle the holders to purchase the same number of shares of Common Stock as the old options, at an exercise price of $2.00 per share (the fair market value of the Common Stock on the date of grant), and are subject to an identical vesting schedule, except that the new options are not exercisable prior to June 23, 1999. The new options expire on the same dates as the old options, except that once exercisable, the new options remain exercisable for the balance of their term, notwithstanding that the holder may no longer serve as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 23, 1999, with respect to the Common Stock ownership of (i) those persons or groups known to beneficially own more than 5% of the Company's voting securities, (ii) each director and director-nominee of the Company, (iii) each current executive officer whose compensation exceeded $100,000 in the 1998 fiscal year, and (iv) all current directors and executive officers of the Company as a group.

Name of Beneficial Owner          Amount and Nature of        Percent of Class
                                  Beneficial Ownership(1)   of Voting Securities
------------------------------    -----------------------   --------------------
Jonathan L. Steinberg                  3,331,809(2)                 34.8%
Wise Partners,  L.P.                   1,781,133(3)                 19.9%
Saul P. Steinberg                      1,288,090(4)                 17.8%
Reliance Financial Services
  Corporation                            666,666(5)                  7.5%
Henry G. Clark                            31,249(6)                   *
S. Christopher Meigher III                10,000(7)                   *
Bruce L. Sokoloff                         56,000(8)                  *
Peter M. Ziemba                           30,000(9)                  *
All directors and executive            3,459,058(10)                35.7%
 officers as a group (7 persons)

---------------------------
*        Less than 1%.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The information concerning the stockholders is based upon information furnished to the Company by such stockholders. Except as otherwise indicated, all of the shares of Common Stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

(2) Includes 1,781,133 shares of Common Stock owned by Wise Partners, L.P., of which Mr. Jonathan L. Steinberg is the general partner. (See Note 3.) Includes 646,666 shares of Common Stock issuable upon options exercisable within the next 60 days. Does not include 33,334 shares of Common Stock issuable upon exercise of options which are not currently exercisable and which will not become exercisable within the next 60 days. The business address of Jonathan L. Steinberg is 125 Broad Street, New York, New York 10004.

(3) Wise Partners, L.P., a New York limited partnership, of which Jonathan L. Steinberg is the general partner and Saul P. Steinberg is the limited partner. The business address of Wise Partners, L.P. is c/o Jonathan L. Steinberg, 125 Broad Street, 14th Floor, New York, New York 10004.

(4) Includes 666,666 shares of Common Stock owned by Reliance Insurance Company, an indirect wholly owned subsidiary of Reliance Group Holdings, Inc. ("Reliance Group"). (See Note 5.) Approximately 43.7% of the common stock of Reliance Group is beneficially owned by Saul P. Steinberg, members of his family and affiliated trusts. As a result of his stockholdings in Reliance Group, Saul P. Steinberg may be deemed to control Reliance Group and to beneficially own the shares of Common Stock owned by Reliance Insurance Company. Saul P. Steinberg is the father of Jonathan Steinberg and brother-in-law of Bruce L. Sokoloff. Excludes shares of Common Stock owned by Wise Partners, L.P., of which Saul P. Steinberg is the limited partner. (See Note 2.) The business address of Saul P. Steinberg is Park Avenue Plaza, 55 East 52nd Street, New York, New York 10055.

(5) Includes 666,666 shares of Common Stock owned by Reliance Insurance Company. Reliance Financial Services Corporation is the direct parent company of Reliance Insurance Company. Reliance Insurance Company has sole voting power and sole investment power over the shares of Common Stock listed. (See Note 4.) The business address of Reliance Financial Services Corporation is Park Avenue Plaza, 55 East 52nd Street, New York, New York 10055.

(6) Includes 1,000 shares of Common Stock held by Mr. Clark's spouse and 28,249 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 86,751 shares of Common Stock issuable upon exercise of options which are not currently exercisable and which will not become exercisable within the next 60 days.

(7) Includes 10,000 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 20,000 shares of Common Stock issuable upon exercise of options which are not currently exercisable, and which will not become exercisable within the next 60 days.

(8) Includes 40,000 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 20,000 shares of Common Stock issuable upon exercise of options which are not currently exercisable and which will not become exercisable within the next 60 days.

(9) Includes 30,000 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 20,000 shares of Common Stock issuable upon exercise of options which are not currently exercisable and which will not become exercisable within 60 days.

(10) Includes 754,915 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 580,085 shares of Common Stock issuable upon exercise of options which are not currently exercisable and which will not become exercisable within the next 60 days. Also includes 1,781,133 shares of Common Stock owned by Wise Partners, L.P. of which Jonathan L. Steinberg is the general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  On June 26, 1998, the Company sold 1,259,842 shares of Common Stock at a price per share equal to $3.97 (the closing ask price of the Common Stock on the trading day immediately preceding the closing of the sale) to Wise Partners, L.P., a limited partnership of which Jonathan L. Steinberg, the Company's Chairman of the Board and Chief Executive Officer, is the general partner. Saul P. Steinberg, Jonathan Steinberg's father and beneficial owner of more than 5% of the outstanding shares of Common Stock, is the limited partner of Wise Partners, L.P. The Company believes the terms of this sale were more favorable to the Company than it would have received in an arms-length transaction with an unaffiliated third party.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registration caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 28, 1999

                                           INDIVIDUAL INVESTOR GROUP, INC.

                                                  /s/ Johathan L. Steinberg
                                           By:_______________________________
                                              Jonathan L. Steinberg
                                              Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                       Title                           Date
-----------------------------     -----------------------      ----------------

/s/ Jonathan L. Steinberg
----------------------------      Chief Executive Officer       April 28, 1999
Jonathan L. Steinberg              and Director


/s/  Henry G. Clark
----------------------------      Vice President - Finance      April 28, 1999
Henry G. Clark                    (Principal Financial and
                                    Accounting Officer)

/s/ S. Christopher Meigher III
------------------------------    Director                      April 28, 1999
S. Christopher Meigher III


/s/ Bruce L. Sokoloff
------------------------------    Director                      April 28, 1999
Bruce L. Sokoloff


/s/ Peter M. Ziemba
------------------------------    Director                      April 28, 1999
Peter M. Ziemba