Form 10-Q
period 1999-03-31
INDIVIDUAL INVESTOR GROUP INC
filed 1999-05-17
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1999

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    ------------

         Commission file number 1-10932


                         INDIVIDUAL INVESTOR GROUP, INC.
                        (Exact name of registrant as specified in its charter)

                   Delaware                                          13-3487784
         (State or other jurisdiction of                          (IRS Employer
         incorporation or organization)                      Identification No.)

                      125 Broad Street, 14th Floor, New York, New York 10004
                           (Address of principal executive offices)

                                        (212) 742-2277
                                   (Registrant's telephone number)


     Check whether the registrant (1) filed all reports  required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of May 5, 1999, registrant had outstanding 8,942,297 shares of Common Stock, $.01 par value per share.

     PART I.  Financial Information

       ITEM 1. Financial Statements




                               INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (UNAUDITED)


                                                                  March 31,                 December 31,
                      ASSETS                                        1999                        1998
                                                                ------------               ------------
Current assets:
   Cash and cash equivalents                                     $4,985,688                  $4,752,587
   Investments                                                      419,061                     877,231
   Accounts receivable (net of allowances of
     $404,183 in 1999 and $391,328 in 1998)                       2,562,651                   2,356,126
   Investment in discontinued operations (Note 2)                   142,534                     282,383
   Prepaid expenses and other current assets                        541,411                     512,641
                                                                ------------                ------------
                      Total current assets                        8,651,345                   8,780,968

   Deferred subscription expense                                    398,172                     576,237
   Property and equipment - net                                   1,750,121                     586,007
   Security deposits                                                469,627                     469,627
   Other assets                                                     311,958                     374,404
                                                                ------------                ------------
                      Total assets                              $11,581,223                 $10,787,243
                                                                ============                ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                            $2,509,649                  $2,191,765
     Accrued expenses                                               623,516                     519,887
     Deferred revenue                                               138,097                     138,097
                                                                ------------                ------------
                      Total current liabilities                   3,271,262                   2,849,749

Deferred subscription revenue                                     2,348,351                   2,246,422
                                                                ------------                ------------
                      Total liabilities                           5,619,613                   5,096,171
                                                                ============                ============

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized
     2,000,000 shares, 10,000 issued and outstanding
     in 1999 and 1998                                                   100                         100
   Common stock, $.01 par value; authorized 18,000,000
     shares; 8,890,964 issued and outstanding in 1999
     and 8,490,851 shares in 1998                                    88,910                      84,909
   Additional paid-in capital                                    29,150,476                  27,595,151
   Accumulated deficit                                          (23,240,727)                (21,922,595)
   Accumulated other comprehensive loss (Note 5)                    (37,149)                    (66,493)
                                                               ------------                  ------------
                      Total stockholders' equity                  5,961,610                   5,691,072
                                                               ------------                  ------------

          Total liabilities and stockholders' equity            $11,581,223                 $10,787,243
                                                               ============                 =============




See Notes to Consolidated Condensed Financial Statements



                            INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)



                                                             For the Three Months Ended March 31,
                                                      ---------------------------------------------------
                                                                     1999                        1998
                                                                 ------------               ------------
Revenues:
      Print Publications                                          $3,748,847                 $3,724,552
      Online Services                                                252,969                    229,421
                                                                 ------------               ------------
      Total revenues                                               4,001,816                  3,953,973
                                                                 ------------               ------------

Operating expenses:
      Editorial, production and distribution                       2,755,718                  2,900,474
      Promotion and selling                                        1,851,476                  1,642,669
      General and administrative                                   1,172,491                  1,149,660
      Depreciation and amortization                                   96,830                     73,311
                                                                 ------------               ------------
      Total operating expenses                                     5,876,515                  5,766,114
                                                                 ------------               ------------

Operating loss from continuing operations                         (1,874,699)                (1,812,141)

Interest and other income                                            556,567                     29,955

                                                                 ------------               ------------
Net loss from continuing operations                               (1,318,132)                (1,782,186)

Discontinued operations (Note 2)
      Loss from discontinued operations                                 -                      (377,460)
                                                                 ------------               ------------

Net loss                                                         ($1,318,132)               ($2,159,646)
                                                                 ============               ============

Basic and dilutive loss per common share:
Continuing operations                                                 ($0.15)                    ($0.25)
Discontinued operations                                                 0.00                      (0.05)
                                                                 ------------                ------------
Net loss per share                                                    ($0.15)                    ($0.30)
                                                                 ============                ============

Average number of common shares used in computing                  8,786,599                  7,203,199
      basic and dilutive loss per common share


See Notes to Consolidated Condensed Financial Statements



                                        INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                      For the Three Months Ended March 31,
                                                                  --------------------------------------------
                                                                            1999                        1998
                                                                        ------------              ------------
     Cash flows from operating activities:
     Net loss                                                           ($1,318,132)              ($2,159,646)
     Less:
         Loss from discontinued operations                                    -                      (377,460)
                                                                        ------------               ------------

         Loss from continuing operations                                 (1,318,132)               (1,782,186)
     Reconciliation of net loss to net cash used in
     operating activities:
        Depreciation and amortization                                        96,830                    73,311
        Stock option and warrant transactions                                81,818                      -
        Loss on sale of equipment                                              -                        1,258
        Gain on sale of investments                                        (503,215)                     -
        Changes in operating assets and liabilities:
           (Increase) decrease in:
             Accounts receivable                                           (206,525)                  391,957
             Prepaid expenses and other current assets                      (53,883)                  (55,508)
             Deferred subscription expense                                  178,065                    41,208
           Increase in:
             Accounts payable and accrued expenses                          421,513                   121,299
             Deferred revenue                                                  -                        4,890
             Deferred subscription revenue                                  101,929                    69,735
                                                                         ------------              ------------
           Net cash used in operating activities                         (1,201,600)               (1,134,036)
                                                                         ------------              ------------


     Cash flows from investing activities:
     Purchase of property and equipment                                  (1,255,203)                  (38,559)
     Proceeds from sale of equipment                                           -                        1,051
     Proceeds from sale of investments                                      990,729                       -
     Net cash provided by discontinued operations                           139,849                    62,853
                                                                        -------------             -------------
           Net cash (used in) provided by investing activities             (124,625)                   25,345
                                                                        -------------             -------------

     Cash flows from financing activities:
     Proceeds from exercise of stock options                              1,559,326                   398,152
                                                                        -------------              -------------
           Net cash provided by financing activities                      1,559,326                   398,152
                                                                        -------------              -------------


     Net increase (decrease) in cash and cash equivalents                   233,101                  (710,539)

     Cash and cash equivalents, beginning of period                       4,752,587                 3,533,622

                                                                        -------------              -------------
     Cash and cash equivalents, end of period                            $4,985,688                $2,823,083
                                                                        =============              =============





     See Notes to Consolidated Condensed Financial Statements


















                   INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                      (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1998 on Form 10-K.

2.       DISCONTINUED OPERATIONS

                  On April 30, 1998 the Company's Board of Directors  decided to discontinue the Company's investment management services business. As a result, the operating results relating to investment management services have been segregated from continuing operations and reported as a separate line item on the consolidated condensed statements of operations. The Company has restated its consolidated condensed financial statements for the prior year to conform to the current year presentation.

                  The investment management services business was principally conducted by a wholly-owned subsidiary of the Company, WisdomTree Capital Management, Inc. ("WTCM"). WTCM served as general partner of (and is an investor in) a domestic private investment fund. The Company is also a limited partner in the fund. As a result of the Board's decision to discontinue the investment management services business, WTCM is dissolving the domestic investment fund, liquidating its investments and distributing the net assets to all investors as promptly as possible.

                  In 1998, the Company recorded a provision of $591,741 to accrue for its share of any net operating losses of the domestic fund and related costs that are expected to occur until the fund liquidates its investments. The Company believes that adequate provision has been made for any remaining net operating losses and related costs associated with these discontinued operations.

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

                  In January 1999, the domestic investment fund distributed cash to its partners totaling $1,189,510, of which $139,849 was received by the Company and was used to reduce its net investment in discontinued operations. At March 31, 1999, the domestic investment fund had
         remaining net  assets  of  approximately  $1,460,000.   The  Company's
         net investment in discontinued operations of $142,534 at March 31, 1999, represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

3.       STOCK OPTIONS

                  During the three months ended March 31, 1999, the Company granted 57,500 options to purchase the Company's Common Stock; 400,113 options were exercised (providing proceeds of $1,559,326); and 15,333 options were canceled. Of the total options granted, 37,500 were granted under the Company's stock option plans, 20,000 shares were granted outside of the plans, and all expire at various dates through March 2009.

4.       LOSS PER COMMON SHARE

                  Net loss per basic and dilutive common share for the three month periods ended March 31, 1999 and 1998 were computed using the weighted average number of common shares outstanding during each period. The exercise of stock options and warrants were not assumed in the computation of loss per common share, as the effect would have been antidilutive.

5.       COMPREHENSIVE INCOME

                  Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income (loss), defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

                  Comprehensive loss for the three months ended March 31, 1999 and 1998, respectively, is presented in the following table:

                                               Three Months Ended March 31
                                                    1999               1998
                                            ---------------      ---------------
    Net loss                                $  (1,318,132)       $   (2,159,646)
    Accumulated other comprehensive gain:
      Net unrealized gain on investments           29,344                -
                                            ---------------      ---------------
    Total comprehensive loss                $  (1,288,788)       $   (2,159,646)
                                            ===============      ===============

6.       SEGMENT INFORMATION

                  In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. Accordingly, the prior year's information has been restated to be consistent with the current year presentation. The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. The Company's Print Publications operations publishes and markets
         Individual  Investor  magazine,   a  personal  finance  and  investment
         magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company's Online Services operations include Individual
         Investor    Online        (www.iionline.com)   and   InsiderTrader.com
         (www.insidertrader.com). Substantially all of the Company's operations are within the United States.

                  The table below presents summarized operating data for the Company's two business segments, consistent with the way such data is utilized by Company management in evaluating operating results. The accounting policies utilized in the table below are the same as those described in Note 1 of the Notes to Condensed Consolidated Financial Statements, as well as the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating contribution represents the difference between operating revenues less operating expenses (before general and administrative ("G&A") and depreciation and amortization expenses).

                                                 Three Months Ended March 31,
                                                 1999                 1998
         Revenues:                           --------------       --------------
           Print Publications                  $3,748,847          $3,724,552
           Online Services                        252,969             229,421
                                             --------------       --------------
                                               $4,001,816          $3,953,973
                                             ==============       ==============
         Operating  contribution  (before G&A
         and depreciation and amortization
         expenses):
           Print Publications                   ($123,271)          ($121,646)
           Online Services                       (482,107)           (467,524)
                                             --------------       --------------
                                                 (605,378)           (589,170)
         G&A and depreciation and
         amortization expenses                 (1,269,321)         (1,222,971)
         Interest and other income                556,567              29,955
                                             --------------       --------------
         Net loss from continuing operations  ($1,318,132)        ($1,782,186)
                                             ==============       ==============

              Net property and equipment as of March 31, 1999 increased approximately $1.2 million as compared to December 31, 1998. The increase is primarily due to capital expenditures (primarily leasehold improvements and furniture) in connection with the relocation of the Company's corporate office in March 1999. The capital expenditures allocable to Print Publications, Online Services and Corporate are approximately $0.8 million, $0.2 million and $0.2 million respectively. There were no other material changes from year-end 1998 in total assets, the basis of segmentation, or in the basis of measurement of segment profit or loss.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Important Notice Concerning "Forward-looking Statements" in this Report

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the quarters ended March 31, 1999 and March 31, 1998, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes that certain results are likely to occur after the first quarter of 1999. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after the first quarter of 1999, either concerning a specific segment of the Company's business, or concerning the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Any statement in this Report that does not describe a historical fact is deemed to be a forward-looking statement.

         2. Actual Results May Be Different than Projections. Actual results, however, may be materially different from the results projected in the forward-looking statements, due to a variety of risks and uncertainties. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part I hereof, in Exhibit 99 hereof and elsewhere in this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.

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


Three Months Ended March 31, 1999 as Compared to the Three Months Ended March 31, 1998

         Loss from Continuing Operations

         The Company's loss from continuing operations for the three months ended March 31, 1999 decreased by $464,054, or 26%, to $1,318,132, as compared to $1,782,186 in 1998. The decrease is due primarily to realized gains on the sale of investments in the first quarter of 1999.

         Print Publications operations provided a negative operating contribution (before deducting general and administrative ("G&A") and depreciation and amortization expenses) of $123,271 for the three months ended March 31, 1999, as compared to a negative operating contribution of $121,646 in 1998. Individual Investor magazine provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of $189,957 for the three months ended March 31, 1999, as compared to a negative operating contribution of $49,495 in 1998. This change is primarily due to a 17% decrease in advertising revenues, offset in part by a 20% decrease in production and distribution costs. Ticker (sm) magazine provided a positive operating contribution (before deducting G&A and depreciation and amortization expenses) of $42,201 for the three months ended March 31, 1999, as compared to a negative operating contribution of $96,889 in 1998. This change is primarily attributable to a 79% increase in Ticker advertising revenues, offset in part by a 39% increase in operating expenses primarily attributable to increased promotion and selling costs associated with the increase in revenues. Special Situations Report provided a positive operating contribution (before deducting G&A and depreciation and amortization expenses) of $24,485 for the three months ended March 31, 1999, as compared to a positive operating contribution of $24,738 in 1998. The Company currently anticipates that the Print Publishing operations as a whole will provide a positive contribution to overhead before year-end.

         Online Services operations provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of $482,107 for the three months ended March 31, 1999, as compared to a negative operating contribution of $467,524 in 1998. This increase is primarily due to lower advertising revenues for the Company's website, Individual Investor Online (www.iionline.com), offset in part by lower production and development expenses.

         Operating Revenues

         Total revenues from continuing operations for the three months ended March 31, 1999 increased by 1%, to $4,001,816, as compared to $3,953,973 in 1998. Revenues for the Print Publications operations for the three months ended March 31, 1999 increased by 1%, to $3,748,847, as compared to $3,724,552 in 1998. Revenues for the Online Services operations for the three months ended March 31, 1999 increased by 10%, to $252,969, as compared to $229,421 in 1998.

         Print Publications advertising revenues for the three months ended March 31, 1999 increased by $3,065, to $2,566,908, as compared to $2,563,843 in
1998. Ticker advertising revenues for the three months ended March 31, 1999 increased by 79%, to $802,517, as compared to $448,932 in 1998. This increase relates primarily to an increase in advertising pages of approximately 60%. Individual Investor advertising revenues for the three months ended March 31, 1999 decreased 17%, to $1,764,391, as compared to $2,114,911 in 1998. The decline is primarily attributable to a 22% decrease in advertising pages, offset in part by an increase in the advertising net rate per page of approximately 13%.

         Print Publications circulation revenues for the three months ended March 31, 1999 increased 1%, to $857,554, as compared to $850,957 in 1998. This increase is attributable to Individual Investor newsstand sales, which, for the three months ended March 31, 1999 increased 16%, to $200,631, as compared to $173,519 for the prior year period, mostly due to increased newsstand sell-through of the January 1999 Individual Investor "Magic 25 (TM)" issue. This increase was partially offset by a 2% reduction in Individual Investor subscription revenues, which resulted from the Company's use of subscription-generation sources that provide for continuing numbers of new subscribers with low marketing expenses but little or no subscription revenue. The Company believes that the reduction in subscription revenues has stabilized and expects the full year subscription revenues to increase.

         Print Publications list rental and other revenues for the three months ended March 31, 1999, increased 5%, to $324,385, as compared to $309,752 in 1998. List rental revenue for the three months ended March 31, 1999 increased 47%, to $236,873, as compared to $160,767 in 1998. The increase in list rental revenue is primarily attributable to increased demand, partially offset by the decrease in the number of subscribers to Special Situations Report. Other revenues for the three months ended March 31, 1999 decreased 41%, to $87,512, as compared to $148,985 in 1998. The decrease is primarily attributable to reduced demand for reprints of Individual Investor magazine.

         Online Services subscription and advertising revenues for the three months ended March 31, 1999 were $48,977 and $203,992, respectively, as compared to $0 and $229,421 in 1998. The increase in subscription revenues is attributable to InsiderTrader.com (www.insidertrader.com), which the Company purchased in November 1998. The decrease in advertising revenues is attributable to a decline in advertising sponsorship sales by the Company's independent sales agent, along with lower rates earned on advertising impressions for Individual Investor Online (www.iionline.com), offset in part by advertising revenue earned by InsiderTrader.com. As a result of the decrease in advertising sponsorships for Individual Investor Online, in April 1999 the Company reorganized and strengthened its sales efforts and is now selling sponsorship advertisements directly as opposed to through a sales agent. During the first quarter of 1999, traffic to the Company's web sites averaged approximately 4 million page views per month. In April 1999, traffic to the Company's web sites reached a record for the fifth consecutive month with approximately 6 million page views. The Company expects that Online Services advertising revenues should trend higher in the future (with sequential fluctuations), and expects that gross margins associated with such revenues will increase in light of reduced dependence upon outside sales agents.

         Operating Expenses

         Total operating expenses from continuing operations for the three months ended March 31, 1999 increased 2%, to $5,876,515, as compared to $5,766,114 in 1998. The increase is due to several factors, including increased advertising salaries and commissions and marketing expenses, partially offset by reduced editorial, production, and distribution costs related to the Company's print publications, and moving costs related to the relocation of the Company's corporate office in March 1999.


         Editorial, production and distribution expenses for the three months ended March 31, 1999, decreased 5%, to $2,755,718, as compared to $2,900,474 in 1998. Print Publications editorial, production and distribution expenses decreased 7%, to $2,214,127, as compared to $2,381,382 in 1998. The decrease relates primarily to Individual Investor magazine, which had fewer pages and less copies printed, along with lower paper costs and reduced manufacturing expenses resulting from a renegotiated agreement with the Company's printer. Online Services production and editorial expenses for the three months ended March 31, 1999 increased 4%, to $541,591, as compared to $519,092 in 1998. The increase is primarily related to production and research costs for InsiderTrader.com, which the Company purchased in November 1998.

         Promotion and selling expenses for the three months ended March 31, 1999, increased 13%, to $1,851,476, as compared to $1,642,669 in 1998. Print
Publications promotion and selling expenses for the three months ended March 31, 1999 increased by 13%, to $1,657,991, as compared to $1,464,816 in 1998. The increase was primarily due to increased advertising salaries and commissions as a result of hiring additional in-house sales personnel, as well as increased marketing expenses. Online Services promotion and selling expenses for the three months ended March 31, 1999 increased 9%, to $193,485, as compared to $177,853 in 1998. This increase is primarily attributable to advertising commissions for InsiderTrader.com.

         General and administrative expenses for the three months ended March 31, 1999, increased 2%, to $1,172,491, as compared to $1,149,660 in 1998. The increase resulted primarily from moving costs related to relocation of the Company's corporate office in March 1999.

         Depreciation and amortization expense for the three months ended March 31, 1999 increased 32%, to $96,830, as compared to $73,311 in 1998. The increase is primarily attributable to additional depreciation for computer equipment purchased for the Company's Online Services operations.

         Interest and Other Income

         Interest and other income for the three months ended March 31, 1999, increased to $556,567, as compared to $29,955 in 1998. The increase is primarily attributable to realized gains from the sale of investments.

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

         Net loss from discontinued operations for the three months ended March 31, 1999 was $0, as compared to a net loss of $377,460 for 1998. No additional loss amounts were recorded by the Company for the three months ended March 31, 1999 for discontinued operations because the Company believes that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by provisions established in 1998.

         The Company's net investment in discontinued operations of $142,534 at March 31, 1999, represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

         Net Loss

         The Company's net loss for the three months ended March 31, 1999 decreased 39%, to $1,318,132, as compared to a net loss of $2,159,646 in 1998. No income taxes were provided in 1999 or 1998 due to the net loss. The basic and dilutive net loss per weighted average common share for the three months ended March 31, 1999 was $0.15, as compared to $0.30 in 1998.

         Liquidity and Capital Resources

         During the three months ended March 31, 1999, the Company received $1,559,326 from exercises of stock options, $990,729 from sales of investments, and $139,849 from the liquidation of the domestic fund. These inflows more than funded the Company's net cash used in operating activities of $1,201,600 during the quarter. The Company also had approximately $1.2 million of capital expenditures (primarily leasehold improvements and furniture) during the first quarter of 1999 in connection with the relocation of its corporate office.

         As of March 31, 1999, the Company had working capital of $5,380,083, which included cash and cash equivalents totaling $4,985,688 and investments of $419,061. In addition, in the second quarter of 1999 through May 11, the Company received approximately $0.5 million from the exercise of stock options.

         The Company's current levels of revenues are not sufficient to cover its expenses. Under its current business plan for the year 1999, the Company intends to control its operating expenses while continuing to invest in its existing products. The Company anticipates losses to continue through 1999, although the Company anticipates that losses from continuing operations in 1999 will be significantly less than in 1998. Profitability may be achieved in future periods only if the Company can substantially increase its revenues while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, or that the increases in expenses can be controlled adequately to enable the Company to attain profitability.

         Management continues to expect that revenues will grow significantly in 1999 as the Company implements changes made by a new management team. Advertising sales are expected to increase for Individual Investor and Ticker magazines due to the addition of new key sales personnel, anticipated publication of 13th issues and the effect of the increased awareness in the marketplace for both magazines due in part to selected public relations and advertising efforts. There can be no assurance, however, that advertising sales will increase because higher advertising rates may not be accepted by advertisers, advertising pages may continue to decline for Individual Investor, circulation may drop at either or both Individual Investor and Ticker, and the advertising mix may change. Although the Company has recently added key advertising sales personnel, no assurance can be given that these changes will result in advertising revenue increases. The Company also believes that a stock market correction or "bear" market would adversely affect its ability to sell advertising, particularly to the financial advertiser categories.

         The Company plans to continue investing in its Online Services because it believes that this line of business offers the greatest opportunity for generating substantial revenues and shareholder value over the longer term. The Company expects to realize higher revenues from operations of its flagship online service, Individual Investor Online, primarily due to the anticipated continuation of traffic growth to the site. There can be no assurance, however, that such traffic growth will be realized, or that, even if realized, such traffic growth will result in higher revenues or shareholder value. The Company also expects to launch additional subscription-based online products during 1999. There can be no assurance, however, that such products in fact will be launched, or that if launched, such products will be successful.

         Based on the Company's business plan, the Company believes that its working capital and its investments will be sufficient to fund its operations and capital requirements through 1999. Thereafter, the Company may need to raise additional capital in order to sustain operations unless the Company achieves profitability through the generation of revenues beyond those currently anticipated. The Company is currently exploring its ability to obtain additional financing. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. Failure to obtain additional financing on favorable terms, or at all, could have a substantial adverse effect on the Company's future ability to conduct operations.

         The Company currently owns 250,000 shares of Series A Preferred Stock of Wit Capital Group, an online investment banking and brokerage firm. These shares will convert into 250,000 shares of Wit Capital Common Stock in the event of an initial public offering ("IPO") of Wit Capital. The Company's stake in Wit Capital was acquired in 1997, and is recorded on the Company's March 31, 1999 balance sheet at $375,000. On March 18, 1999, Wit Capital filed an S-1 registration statement for an IPO and announced that it expected to complete its IPO, for which Bear, Stearns & Co. Inc. is acting as lead underwriter, prior to June 30, 1999. On March 29, 1999, Wit Capital and the Goldman Sachs Group announced that Goldman Sachs had agreed to acquire an approximately 22% stake in Wit Capital. In the event that Wit Capital completes its IPO, the Company will be subject to a 180-day lock-up preventing any sale of the Wit Capital stock. The Company could record a significant gain with respect to this investment, although there can be no assurance that the Company ultimately will realize any value with respect to its shares of Wit Capital.

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


         To attempt to ensure that the Company's computer systems (including computer hardware and computer software) are "Year 2000 Ready" (that is, are not disrupted by the Year 2000 Issue), the Company developed a plan to assess, and remediate where necessary, any Year 2000 Issue with respect to the Company's computer systems, and appointed certain employees to administer such plan. The plan contains four phases: first, identifying all computer hardware and software being used by the Company; second, determining whether such hardware and software is Year 2000 Ready; third, remediating any Year 2000 Issue with respect to any particular piece of hardware or software; and fourth, performing a final audit and test. The Company has completed the first two phases, and has completed the third phase with respect to hardware issues. The Company has made significant progress toward completing the third phase with respect to software issues, and currently expects to complete the third phase before June 1999. The Company intends to commence the fourth phase upon the completion of the first three phases, and currently expects to complete the fourth phase before October 1999.

         As of March 31, 1999, the Company has incurred direct costs of approximately $15,000 relating to the development and implementation of its Year 2000 Plan. The Company currently believes that total direct costs associated with making the Company's systems Year 2000 Ready should not exceed $30,000 and that such costs, together with any lost revenue associated with making the Company's systems Year 2000 Ready, should not have a material adverse effect on the Company's operating results or financial condition. The Company does not believe that the diversion of employee resources required to address the Year 2000 Issue will have a material effect on the Company's operating results or financial condition. The Company does not have in place a contingency plan of action in the event that it is not able to make its computer systems Year 2000 Ready, but will consider on an ongoing basis whether a contingency plan should be developed.

         The dates on which the Company believes it will complete its Year 2000 readiness phases, and the costs associated with such efforts, are based on the Company's current best estimates. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, making the Company's systems Year 2000 Ready. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code and hardware devices (such as microcontrollers), timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000
Issue, and a failure to do so could materially adversely affect the Company's operations and business, and expose it to third party liability.



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





              INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                        PART II- OTHER INFORMATION


ITEM 2.  Changes in Securities

Sales of Unregistered Securities

----------------- ----------------------- ---------- -------------------------------- ---------------- -----------------------------
                                                     Consideration received and       Exemption from   If option, warrant or
Date of sale      Title of security       Number     description of underwriting      registration     convertible security, terms
                                            Sold     or other discounts to market        claimed       of exercise or conversion
                                                     price afforded to purchasers
----------------- ----------------------- ---------- -------------------------------- ---------------- -----------------------------

1/99 - 3/99       Options to purchase      57,500    Exercise price would be           Section 4(2)    Vesting over a period of
                  common stock granted               received upon exercise                            four years from date of
                  to employees                                                                         grant, subject to certain
                                                                                                       conditions of continued
                                                                                                       service; exercisable for a
                                                                                                       period lasting ten years
                                                                                                       from date of grant at
                                                                                                       exercise prices ranging
                                                                                                       from $3.3125 to $8.1875
                                                                                                       per share



------------------------------------------------------------------------------------------------------------------------------------




ITEM 5.  Other Information

         In July 1997 certain former limited partners of WisdomTree Associates, L.P. ("WTA"), a domestic private investment fund of which WisdomTree Capital Management, Inc., a wholly-owned subsidiary of the Company, is the general partner, initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v. WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs moved to vacate the default judgment. Defendants opposed the motion. On April 20, 1999, the court denied plaintiffs' motion with respect to Messrs. Schmidt and Steinberg, but granted the motion with respect to WTA, and plaintiffs will be permitted to file and serve a complaint and proceed with the action solely with respect to this defendant. In their motion plaintiffs alleged that defendants did not timely process plaintiffs' request for redemption of their interest in WTA, which delay allegedly caused plaintiffs to suffer approximately $470,000 in damages. WTA is currently awaiting service of the complaint and intends to continue conducting a vigorous defense. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.


         In April 1999 a stockholder of the Company initiated an action in the Court of Chancery of the State of Delaware, New Castle County, captioned Michele
S. Criden v. Jonathan L. Steinberg, Bruce L. Sokoloff, Peter M. Ziemba and S. Christopher Meigher III (C.A. No. 17082). The Company is named as a nominal defendant in the action. Plaintiff alleges that the four individual defendants, who comprise the entire Board of Directors of the Company, took improper action
(i) on November 19, 1998, in determining to amend the terms of options previously granted to Jonathan Steinberg to reduce their exercise prices (which ranged from $4.9375 to $7.50) to $1.25 (11% higher than the last sale price on the trading date immediately preceding the date of such amendment), and (ii) on December 23, 1998, in determining to grant replacement options to each of Messrs. Sokoloff, Ziemba and Meigher, conditioned upon cancellation of their existing options, which replacement options had an exercise price of $2.00 per share (the last sale price of the Common Stock on the trading date immediately preceding the date of the new grant), which was less than the exercise price of options previously granted to them (which exercise prices ranged from $4.375 to $10.50). Plaintiff claims that such actions constituted corporate waste and a diversion of corporate assets for improper and unnecessary purposes and that the directors breached their fiduciary duties, including their duty of loyalty, to the Company and its stockholders. Plaintiff demands judgment (i) enjoining the four directors from exercising any options at the reduced exercise price, (ii) declaring a constructive trust of any proceeds resulting from the directors' exercise of such options, (iii) damages, on behalf of the Company, for losses and damages suffered and to be suffered in connection with the option repricings, including interest thereon, and (iv) awarding plaintiffs the costs of this action, including reasonable attorney's fees. The Board of Directors believed at the time, and continues to believe, that the actions taken on November 19, 1998 and December 23, 1998, were proper.






ITEM 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits


     Exhibit          Description                         Method of Filing
     No.
    3.1    Amended and Restated Certificate          Incorporated by reference
           of Incorporation of Registrant,           to Exhibit 3.4 to the Form
           as amended, through June 18, 1997         10-Q for the quarter ended
                                                     September 30, 1998

    3.2    Bylaws of Registrant                      Incorporated by reference
                                                     to Exhibit 3.2 to the
                                                     Registrant's Registration
                                                     Statement on Form S-18
                                                     (File No. 33-43551-NY)
                                                     (the "Form S-18")

    4.1   Specimen Certificate for Common            Incorporated by reference
          Stock of Registrant                        to Exhibit 4.1 to the Form
                                                     S-18




    10.1  Indemnification Agreement, dated           Filed herewith
          June 17, 1998, between Registrant
          and S. Christopher Meigher III



    27    Financial Data Schedule March 31,          Filed only with the
          1999                                       electronic submission of
                                                     Form 10-Q in accordance
                                                     with the EDGAR requirement

    99    Certain Risk Factors                       Filed herewith


(b) The Company did not file any reports on Form 8-K during the Quarter Ended March 31, 1999.







                            SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 17, 1999

                              INDIVIDUAL INVESTOR GROUP, INC. (Registrant)





                              By:     /s/ Jonathan L. Steinberg
                                     Jonathan L. Steinberg, Chief Executive
                                     Officer and Director




                              By:     /s/ Henry G. Clark
                                     Henry G. Clark, Vice President Finance
                                    (Principal Financial and Accounting Officer)