Form 10-Q
period 1999-06-30
INDIVIDUAL INVESTOR GROUP INC
filed 1999-08-13
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

_X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

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


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of July 30, 1999, registrant had outstanding 9,146,998 shares of Common Stock, $.01 par value per share.

INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                      INDEX




  Part I Financial Information                                           Page
                                                                         ----

     Item 1. Financial Statements


       Consolidated Condensed Balance Sheets (Unaudited)
       as of June 30, 1999 and December 31,1998                            3

       Consolidated Condensed Statements of Operations (Unaudited)
       for the three and six months ended June 30, 1999 and 1998           4

       Consolidated Condensed Statements of Cash Flows (Unaudited)
       for the six months ended June 30, 1999 and 1998                     5

       Notes to Consolidated Condensed Financial Statements (Unaudited)    6-10


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                      11-20

  Part II Other Information

     Item 2. Changes in Securities                                         21


     Item 4. Submission of Matters to a Vote of Security Holders           21


     Item 5. Other Information                                             22


     Item 6. Exhibits and Reports on Form 8-K                              23

  Signatures                                                               24




                         INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED BALANCE SHEETS
                                           (UNAUDITED)


                                                                    June 30,          December 31,
                    ASSETS                                            1999                1998
                                                                   -------------      -------------


Current assets:
     Cash and cash equivalents                                      $2,332,163          $4,752,587
     Investments (Note 2)                                            7,506,376             877,231
     Accounts receivable (net of allowances of $378,479 in           2,920,807           2,356,126
               1999 and $391,328 in 1998)
     Investment in discontinued operations (Note 3)                    142,534             282,383
     Prepaid expenses and other current assets                         860,499             512,641
                                                                   -------------      -------------
                     Total current assets                           13,762,379           8,780,968


Investment (Note 2)                                                  2,638,356                   -
Deferred subscription expense                                          359,746             576,237
Property and equipment - net                                         1,806,430             586,007
Security deposits                                                      372,735             469,627
Other assets                                                           249,513             374,404
                                                                   -------------      -------------

                    Total assets                                   $19,189,159         $10,787,243
                                                                   =============      =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $2,547,398          $2,191,765
     Accrued expenses                                                  674,458             519,887
     Deferred advertising revenue                                    1,433,371             138,097
                                                                   -------------      -------------
                    Total current liabilities                        4,655,227           2,849,749

Deferred advertising revenue                                         1,583,013                   -
Deferred subscription revenue                                        2,246,072           2,246,422
                                                                   -------------      -------------

                    Total liabilities                                8,484,312           5,096,171
                                                                   -------------      -------------

Stockholders' Equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares,
        10,000 issued and outstanding in 1999 and 1998                     100                 100
     Common stock, $.01 par value, authorized 40,000,000
        shares, 9,119,665 issued and outstanding in 1999;
        authorized 18,000,000 shares, 8,490,851 issued and
        outstanding in 1998                                             91,197              84,909
     Additional paid-in capital                                     29,833,913          27,595,151
     Accumulated deficit                                           (25,517,453)        (21,922,595)
     Accumulated other comprehensive gain (loss)                     6,297,090             (66,493)
                                                                   -------------      -------------
                    Total stockholders' equity                      10,704,847           5,691,072
                                                                   -------------      -------------

                    Total liabilities and stockholders' equity     $19,189,159         $10,787,243
                                                                   =============      =============


See Notes to Consolidated Condensed Financial Statements





                                          INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)



                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                    --------------------------------      ---------------------------------
                                                          1999             1998               1999                1998
                                                    -------------      -------------      -------------       -------------

Revenues:
     Print Publications                               $3,385,090         $3,310,144          $7,133,937         $7,034,696
     Online Services                                     318,547            351,386             571,516            580,807
                                                    -------------      -------------       -------------      -------------
     Total revenues                                    3,703,637          3,661,530           7,705,453          7,615,503
                                                    -------------      -------------       -------------      -------------

Operating expenses:
     Editorial, production and distribution            2,684,104          2,968,414           5,439,822          5,868,888
     Promotion and selling                             1,824,526          1,606,059           3,676,002          3,248,728
     General and administrative                        1,359,985          1,743,493           2,532,476          2,893,153
     Depreciation and amortization                       151,575             78,268             248,405            151,579
                                                    -------------      -------------       -------------      -------------
     Total operating expenses                          6,020,190          6,396,234          11,896,705         12,162,348
                                                    -------------      -------------       -------------      -------------

Operating loss from continuing operations             (2,316,553)        (2,734,704)         (4,191,252)        (4,546,845)

Interest and other income                                 39,827             13,708             596,394             43,663

                                                    -------------      -------------       -------------      -------------
Net loss from continuing operations                   (2,276,726)        (2,720,996)         (3,594,858)        (4,503,182)

Discontinued operations (Note 3)
     Loss from discontinued operations                         -           (258,619)                  -           (636,079)
                                                    -------------      -------------       -------------      -------------

Net loss                                             ($2,276,726)       ($2,979,615)        ($3,594,858)       ($5,139,261)
                                                    =============      =============       =============      =============

Basic and dilutive loss per common share:
Continuing operations                                     ($0.25)            ($0.37)             ($0.40)            ($0.62)
Discontinued operations                                    $0.00             ($0.04)              $0.00             ($0.09)
                                                    -------------      -------------       -------------      -------------
Net loss per share                                        ($0.25)            ($0.41)             ($0.40)            ($0.71)
                                                    =============      =============       =============      =============

Average number of common shares used in computing
     basic and dilutive loss per common share          9,016,759          7,286,385           8,902,315          7,245,021


See Notes to Consolidated Condensed Financial Statements




                                         INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                               -----------------------------------
                                                                                   1999                  1998
                                                                               -------------         -------------

     Net loss                                                                   ($3,594,858)          ($5,139,261)
     Less:
             Loss from discontinued operations                                            -              (636,079)
                                                                               -------------         -------------
             Loss from continuing operations                                     (3,594,858)           (4,503,182)
     Reconciliation of net loss to net cash used in operating activities:
        Depreciation and amortization                                               248,405               151,579
        Stock option and warrant transactions                                       160,862                     -
        Loss on sale of equipment                                                         -                 1,258
        Gain on sale of investments                                                (503,215)                    -
        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                                                   (564,681)              461,594
             Prepaid expenses and other current assets                             (378,361)               10,667
             Deferred subscription expense                                          216,491               (53,858)
             Security deposits                                                       96,892                     -
           Increase (decrease) in:
             Accounts payable and accrued expenses                                  510,204               855,973
             Deferred advertising revenue                                           239,931                 9,370
             Deferred subscription revenue                                             (350)             (203,523)
                                                                               -------------         -------------
          Net cash used in operating activities                                  (3,568,680)           (3,270,122)
                                                                               -------------         -------------

     Cash flows from investing activities:
     Purchase of property and equipment                                          (1,457,346)              (65,684)
     Proceeds from sale of equipment                                                      -                 1,051
     Proceeds from sale of investments                                              990,729                     -
     Increase in investments                                                       (753,076)                    -
     Net cash provided by discontinued operations                                   139,849               122,175
                                                                               -------------         -------------
          Net cash (used in) provided by investing activities                    (1,079,844)               57,542
                                                                               -------------         -------------

     Cash flows from financing activities:
     Proceeds from exercise of stock options                                      2,228,100               398,152
     Proceeds from issuance of common stock                                               -             5,000,000
                                                                               -------------         -------------
          Net cash provided by financing activities                               2,228,100             5,398,152
                                                                               -------------         -------------

     Net (decrease) increase in cash and cash equivalents                        (2,420,424)            2,185,572

     Cash and cash equivalents, beginning of period                               4,752,587             3,533,622

                                                                               -------------         -------------
     Cash and cash equivalents, end of period                                    $2,332,163            $5,719,194
                                                                               =============         =============

     Supplemental schedule of noncash investing and financing activities:

     The Company acquired 19.9% of the then-outstanding shares of common stock of VentureHighway.com Inc. The purchase price is payable in the form of advertising for VentureHighway in the Company's magazines and websites during the next 30 months. The purchase price had a stated value of $3.2 million, and is recorded on the Company's June 30, 1999 balance sheet at a fair value of $2.6 million (See Note 2).


     See Notes to Consolidated Condensed Financial Statements



                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1998 on Form 10-K.

2.       INVESTMENTS

         Investments included in Current Assets

                  Investments are in equity securities and are carried at fair market value. The aggregate fair value of such investments was $7,506,376 and $877,231 at June 30, 1999 and December 31, 1998,
         respectively. Gross unrealized holding gains were $6,452,303 and $86,477 at June 30, 1999 and December 31, 1998, respectively. Gross unrealized holding losses were $155,213 and $152,970 at June 30, 1999 and December 31, 1998, respectively. Unrealized gains and losses are shown as accumulated other comprehensive gain (loss), which is a component of stockholders' equity (see Note 6).

                  The Company currently owns 175,000 shares of Wit Capital Group, Inc. Class C Common Stock. Wit Capital is an online investment banking and brokerage firm. The Company's stake in Wit Capital was acquired in 1997 as 250,000 shares of Series A Preferred Stock valued at $250,000, and was converted into 175,000 shares of Class C Common Stock due to a 7-for-10 reverse split of Class C Common Stock and the completion of Wit Capital's IPO on June 4, 1999. The investment is recorded on the Company's June 30, 1999 balance sheet at $5,950,000 based upon the June 30, 1999 closing price of Wit Capital Common Stock on the Nasdaq National Market. The Company may not transfer or dispose of the Class C Common Stock (or any interest in such shares) until 180 days from the completion of the IPO (i.e., until December 1, 1999), at which point it will automatically convert into Common Stock and will not be subject to any lock-up. The Company could realize a significant gain with respect to this investment, although there can be no assurance that the Company ultimately will realize any value with respect to its shares of Wit Capital. As of August 9, 1999, the value of the Company's investment in Wit Capital has declined to $3,171,875.

                  On June 2, 1999, the Company and Kirlin Holding Corp. ("Kirlin") entered into a Securities Purchase Agreement ("Securities Purchase Agreement") pursuant to which the Company acquired 300,000 shares ("Investor Shares") of common stock of Kirlin for $750,000, representing 4.9% of the then-outstanding shares of Kirlin's common stock (the share amount has been restated to reflect a 2-for-1 stock split effected July 30, 1999). The purchase price was paid from the Company's working capital. Kirlin contributed all the proceeds of this sale to the capital of its subsidiary, VentureHighway.com Inc. ("VentureHighway"), in which the Company has a 19.9% stake. Kirlin filed a registration statement registering the resale of the Investor Shares under the Securities Act of 1933 and is obligated to use its best efforts to cause the registration statement to become effective as soon as practicable thereafter. The investment in Kirlin is recorded on the Company's June 30, 1999 balance sheet at $1,471,950 based upon the June 30, 1999 closing price of Kirlin's common stock on the Nasdaq Small-Cap Market. The Company could realize a significant gain with respect to this investment, although there can be no assurance that the Company ultimately will realize any value with respect to its shares of Kirlin. As of August 9, 1999, the value of the Company's investment in Kirlin has increased to $2,062,500.

                  Kirlin (Nasdaq: KILN) is a holding company engaged in securities brokerage, securities trading and merchant banking activities through its primary operating subsidiary, Kirlin Securities, Inc. Kirlin Securities is a full service, retail oriented brokerage firm and is a member of the NASD.

         Other Investment

                  On June 2, 1999, the Company, Kirlin and VentureHighway (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement ("Agreement") pursuant to which the Company acquired 2,484 newly issued shares of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock (the other 80.1% of which continue to be held by Kirlin). The purchase price is payable in the form of advertising for VentureHighway in the Company's magazines and websites during the next 30 months. The purchase price had a stated value of $3.2 million, and is recorded on the Company's June 30, 1999 balance sheet at a fair value of $2.6 million.

                  VentureHighway owns and operates VentureHighway.com, a branded website designed to serve as an interactive portal for the matching of companies seeking funding with qualified investors seeking to fund such companies, and the facilitation of private placements and public offerings of securities of companies. There currently is no public market for VentureHighway securities, and there is no assurance that the Company will realize any value with respect to its investment in VentureHighway.


3.       DISCONTINUED OPERATIONS

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

                  In 1998, the Company recorded provisions to accrue for its share of any net operating losses of the domestic fund and related costs that are expected to occur until the fund liquidates its investments. The Company believes that adequate provision has been made for any remaining net operating losses and related material costs associated with these discontinued operations.

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

                  In January 1999, the domestic investment fund distributed cash to its partners totaling $1,189,510, of which $139,849 was received by the Company and was used to reduce its net investment in discontinued operations. At June 30, 1999, the domestic investment fund had remaining net assets of approximately $1,446,848. The Company's net investment in discontinued operations of $142,534 at June 30, 1999, represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

4.       STOCK OPTIONS

                  During the three and six months ended June 30, 1999, the Company granted 40,100 and 97,600 options, respectively, to purchase the Company's Common Stock; 228,701 and 628,814 options, respectively, were exercised (providing proceeds of $668,774 and $2,228,099, respectively); and 30,100 and 45,433 options were canceled, respectively. Of the total options granted, 67,600 were granted under the Company's stock option plans, 30,000 shares were granted outside of the plans, and all expire at various dates through June 2009.

5.       LOSS PER COMMON SHARE

                  Net loss per basic and dilutive common share for the three and six month periods ended June 30, 1999 and 1998 were computed using the weighted average number of common shares outstanding during each period. The exercise of stock options and warrants were not assumed in the computation of loss per common share, as the effect would have been antidilutive.

6.       COMPREHENSIVE INCOME

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

                  Comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998, respectively, is presented in the following table:

                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                                1999          1998          1999            1998
                                                         -------------  -------------  -------------   -------------
         Net loss                                       $  (2,276,726)  $ (2,979,615)  $ (3,594,858)    $ (5,139,261)
         Other comprehensive gain:
           Net unrealized gain on investments (see
           Note 2)                                          6,334,239              -      6,363,583                -
                                                         -------------  -------------  -------------   -------------

         Total comprehensive income (loss)                $ 4,057,513   $ (2,979,615)   $ 2,768,725     $ (5,139,261)
                                                         =============  =============  =============   =============


7.       SEGMENT INFORMATION

                  In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. Accordingly, the prior year's information has been restated to be consistent with the current year presentation. The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. The Company's Print Publications operations publishes and markets Individual Investor magazine, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company's Online Services operations include Individual Investor Online (www.individualinvestor.com) and InsiderTrader.com (www.insidertrader.com). Substantially all of the Company's operations are within the United States.

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

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                 -------------------------------    ------------------------------
                                                      1999              1998             1999             1998
                                                 -------------     -------------    -------------    -------------
         Revenues:
           Print Publications                      $3,385,090        $3,310,144       $7,133,937       $7,034,696
           Online Services                            318,547           351,386          571,516          580,807
                                                 -------------     -------------    -------------    -------------
                                                   $3,703,637        $3,661,530       $7,705,453       $7,615,503
                                                 =============     =============    =============    =============

         Operating contribution (before G&A
         and depreciation and amortization
         expenses):
           Print Publications                        ($92,636)        ($369,053)       ($215,904)       ($497,119)
           Online Services                           (712,357)         (543,890)      (1,194,467)      (1,004,994)
                                                  ------------     -------------    -------------    -------------
                                                     (804,993)         (912,943)      (1,410,371)      (1,502,113)

         G&A and depreciation and amortization     (1,511,560)       (1,821,761)      (2,780,881)      (3,044,732)
         expenses
         Interest and other income                     39,827            13,708          596,394           43,663
                                                 -------------     -------------    -------------    -------------

         Net loss from continuing operations      ($2,276,726)      ($2,720,996)     ($3,594,858)     ($4,503,182)
                                                 =============     =============    =============    =============

                  Net property and equipment as of June 30, 1999 increased approximately $1.2 million as compared to December 31, 1998 (primarily leasehold improvements and furniture connected with the relocation of the Company's corporate office in March 1999). The capital expenditures allocable to Print Publications, Online Services and corporate are approximately $0.7 million, $0.3 million, and $0.2 million, respectively. Additionally, investments as of June 30, 1999 increased approximately $9.3 million as compared to December 31, 1998. This was primarily due to an increase in the unrealized gain on Wit Capital (approximately $5.6 million), as well as investments in Kirlin Holding Corp. and VentureHighway.com Inc. (see Note 2). There were no other material changes from year-end 1998 in total assets, in the basis of segmentation, or in the basis of measurement of segment profit or loss.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Important Notice Concerning "Forward-looking Statements" in this Report

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three and six months ended June 30, 1999 and June 30, 1998, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after June 30, 1999. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after June 30, 1999, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Any statement in this Report that does not describe a historical fact is deemed to be a forward-looking statement.

         2. Actual Results May Be Different than Projections. Due to a variety of risks and uncertainties, actual results, however, may be materially different from the results projected in the forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of
Part I hereof, in Exhibit 99 hereof and elsewhere in this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.

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

Three and Six Months Ended June 30, 1999 as Compared to the Three and Six Months Ended June 30, 1998

         Net Loss from Continuing Operations

         The Company's net loss from continuing operations for the three and six months ended June 30, 1999 decreased 16% and 20%, to $2,276,726 and $3,594,858, respectively, as compared to $2,720,996 and $4,503,182, respectively, in 1998. The decrease is primarily due to reduced general and administrative expenses as well as realized gains on the sale of investments that occurred in the first quarter of 1999.

         Print Publications operations provided a negative operating contribution (before deducting general and administrative ("G&A") and depreciation and amortization expenses) of $92,636 and $215,904 for the three and six months ended June 30, 1999, respectively, an improvement of 75% and 57%, respectively, from the prior year's negative operating contribution of $369,053 and $497,119, respectively. Individual Investor magazine provided a negative operating contribution (before deducting general and administrative ("G&A") and depreciation and amortization expenses) of $79,458 and $269,416 for the three and six months ended June 30, 1999, respectively, as compared to a negative operating contribution of $252,700 and $301,684, respectively, in 1998, an improvement of 69% and 11%, respectively. The change in operating contribution is primarily due to a decrease in production and distribution expenses, offset in part by a decrease in revenues. Ticker (sm) magazine provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of $14,954 and a positive operating contribution (before deducting G&A and depreciation and amortization expenses) of $27,249 for the three and six months ended June 30, 1999, respectively, as compared to a negative operating contribution of $121,982 and $219,379, respectively, in 1998. The change in operating contribution is primarily attributable to increased advertising revenues, offset in part by increased promotion and selling costs associated with the increase in revenues. Ticker is expected to provide a positive contribution to overhead going forward. Special Situations Report provided a positive operating contribution (before deducting G&A and depreciation and amortization expenses) of $1,776 and $26,263 for the three and six months ended June 30, 1999, respectively, as compared to a positive operating contribution of $5,629 and $23,944, respectively, in 1998. The Company currently anticipates that the Print Publishing operations as a whole will be providing a positive contribution to overhead before year-end.

         Online Services operations provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of $712,357 and $1,194,467 for the three and six months ended June 30, 1999, respectively, as compared to a negative operating contribution of $543,890 and $1,004,994, respectively, in 1998. The change in operating contribution is primarily attributable to lower advertising revenues for the Company's website, Individual Investor Online (www.individualinvestor.com), together with increased editorial and research costs, offset in part by lower production and development expenses. Advertising revenues for Individual Investor Online are expected to increase significantly in the third quarter of 1999, as compared to the second quarter of 1999.

         Operating Revenues

         Total revenues from continuing operations for the three and six months ended June 30, 1999 increased 1% and 1% to $3,703,637 and $7,705,453, respectively, as compared to $3,661,530 and $7,615,503, respectively, in 1998. Revenues for the Print Publications operations for the three and six months ended June 30, 1999 increased 2% and 1%, to $3,385,090 and $7,133,937, respectively, as compared to $3,310,144 and $7,034,696, respectively, in 1998. Revenues for the Online Services operations for the three and six months ended June 30, 1999 decreased 9% and 2%, to $318,547 and $571,516, respectively, as compared to $351,386, and $580,807, respectively, in 1998.

         Print Publications advertising revenues for the three and six months ended June 30, 1999 increased 11% and 5%, to $2,266,808 and $4,833,715, respectively, as compared to $2,047,147 and $4,610,990, respectively, in 1998. Ticker advertising revenues for the three and six months ended June 30, 1999 increased 33% and 54%, to $713,718 and $1,516,236, respectively, as compared to $537,974 and $986,905, respectively, in 1998. This increase relates primarily to an increase in advertising pages for the three and six months ended June 30, 1999 of approximately 26% and 42%, as well as an increase in the advertising net rate per page of 6.5% and 4.9%, respectively, when compared to 1998. Individual Investor advertising revenues for the three and six months ended June 30, 1999 increased 3% and decreased 8%, respectively, to $1,553,090 and $3,317,479, respectively, as compared to $1,509,173 and $3,624,085, respectively, in 1998. The three month increase for Individual Investor relates primarily to a higher advertising net rate per page of approximately 13%, partially offset by a reduction in advertising pages of approximately 10%, when compared to 1998. The six month decrease relates primarily to a reduction in advertising pages of approximately 17%, offset in part by an increase in the advertising net rate per page of approximately 13%, when compared to 1998.

         Print Publications circulation revenues for the three and six months ended June 30, 1999 decreased 9% and 4%, to $837,013 and $1,694,567, respectively, as compared to $918,905 and $1,769,861, respectively, in 1998. The decrease is primarily attributable to a reduction in Individual Investor subscription revenues, partially offset by an increase in newsstand sell-through. Subscription revenues for the three and six months ended June 30, 1999 decreased 15% and 9%, to $544,582 and $1,115,066, respectively, as compared to $640,145 and $1,224,166, respectively, in 1998. The decrease resulted from the Company's use of subscription-generation sources that provide for continuing numbers of subscribers with low marketing expenses but little or no subscription revenue. The Company believes that subscription revenues has stabilized at this level. Newsstand revenues for the three and six months ended June 30, 1999 increased 25% and 20%, to $218,853 and $419,484, respectively, as compared to $174,780 and $348,298, respectively, in 1998.

         Print Publications list rental and other revenues for the three and six months ended June 30, 1999 decreased 18% and 7%, to $281,269 and $605,655, respectively, as compared to $344,092 and $653,845, respectively, in 1998. List rental revenue for the three and six months ended June 30, 1999 decreased 4% and increased 17%, to $220,479 and $457,353, respectively, as compared to $228,758 and $389,526, respectively, in 1998. Other revenues for the three and six months ended June 30, 1999 decreased 47% and 44%, to $60,790 and $148,302, respectively, as compared to $115,334 and $264,319, respectively, in 1998. The decrease in other revenues is primarily attributable to reduced demand for reprints of Individual Investor magazine.

         Online Services advertising revenues for the three and six months ended June 30, 1999 decreased 24% and 20%, to $267,989 and $463,276, respectively, as compared to $351,386 and $580,807, respectively, in 1998. The decrease in advertising revenues is attributable to a decline in advertising sponsorship sales by the Company's independent sales agent, along with lower rates earned on
advertising       impressions      for      Individual      Investor      Online
(www.individualinvestor.com), offset in part by advertising revenue earned by InsiderTrader.com. As a result of the decrease in advertising sponsorships for Individual Investor Online, in April 1999 the Company reorganized and strengthened its sales efforts and is now selling sponsorship advertisements directly as opposed to through a sales agent. Traffic to the Company's web sites for the three months ended June 30, 1999 increased 30% to an average of approximately 5.3 million page views per month, as compared to an average of approximately 4.0 million page views per month during the three months ended March 31, 1999. The Company expects that Online Services advertising revenues should trend higher in the future (with sequential fluctuations), and expects that gross margins associated with such revenues will increase in light of reduced dependence upon outside sales agents.

         Online Services subscription revenues for the three and six months ended June 30, 1999 were $32,320 and $72,472, respectively, as compared to $0 and $0, respectively, in 1998. The increase in subscription revenues is attributable to InsiderTrader.com (www.insidertrader.com), which the Company purchased in November 1998. The Company anticipates launching other subscription-based web sites this year, which should increase Online Services subscription revenues.

         Operating Expenses

         Total operating  expenses from continuing  operations for the three and six months ended June 30, 1999 decreased 6% and 2% to $6,020,190 and $11,896,705, respectively, as compared to $6,396,234 and $12,162,348, respectively, in 1998.

         Editorial, production and distribution expenses for the three and six months ended June 30, 1999 decreased 10% and 7% to $2,684,104 and $5,439,822, respectively, as compared to $2,968,414 and $5,868,888, respectively, in 1998. Print Publications editorial, production and distribution expenses for the three and six months ended June 30, 1999 decreased 13% and 10% to $2,098,588 and $4,312,712, respectively, as compared to $2,410,420 and $4,798,222, respectively, in 1998. The decrease relates primarily to Individual Investor magazine, which had fewer pages and less copies printed, along with lower paper costs and reduced manufacturing expenses resulting from a renegotiated agreement with the Company's printer. Online Services production and editorial expenses for the three and six months ended June 30, 1999 increased 5% and 5% to $585,516 and $1,127,110, respectively, as compared to $557,994 and $1,070,666, respectively, in 1998. The increase is primarily related to higher editorial and research costs, offset in part by lower production and development expenses for the Company's primary website, Individual Investor Online (www.individualinvestor.com), together with production and research costs for InsiderTrader.com, which the Company purchased in November 1998.

         Promotion and selling expenses for the three and six months ended June 30, 1999 increased 14% and 13% to $1,824,526 and $3,676,002, respectively, as compared to $1,606,059 and $3,248,728 respectively, in 1998. Print Publications promotion and selling expenses for the three and six months ended June 30, 1999 increased 9% and 11% to $1,379,138 and $3,037,129, respectively, as compared to $1,268,777 and $2,733,593, respectively, in 1998. The increase is primarily due to higher advertising salaries as a result of hiring additional in-house sales personnel, as well as increased marketing and promotion expenses, partially offset by reduced sales commissions. Online Services promotion and selling expenses for the three and six months ended June 30, 1999 increased 32% and 24% to $445,388 and $638,873, respectively, as compared to $337,282 and $515,135, respectively, in 1998. The increase is primarily attributable to increased marketing and promotion expenses, increased newspaper advertising and increased recruiting fees, partially offset by reduced advertising sales commissions and reduced barter advertising expenses.

         General and administrative expenses for the three and six months ended June 30, 1999 decreased 22% and 12% to $1,359,985 and $2,532,476, respectively, as compared to $1,743,493 and $2,893,153, respectively, in 1998. The decrease primarily results from unusually high 1998 expenses (severance, legal fees and executive search fees) relating to changes in senior management and key advertising sales personnel, offset in part by moving costs and increased rent expense in the 1999 periods related to the relocation of the Company's corporate office in March 1999.

         Depreciation and amortization expense for the three and six months ended June 30, 1999 increased 94% and 64% to $151,575 and $248,405, respectively, as compared to $78,268 and $151,579, respectively, in 1998. The increase is primarily attributable to additional depreciation for computer equipment purchased for the Company's Online Services operations as well as the amortization of leasehold improvements related to the new corporate office.

         Interest and Other Income

         Interest and other income for the three and six months ended June 30, 1999 increased to $39,827 and $596,394, respectively, as compared to $13,708 and $43,663, respectively, in 1998. The increase is primarily attributable to realized gains of $503,215 from the sale of investments in the first quarter of 1999.

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

         Net loss from discontinued operations for the three and six months ended June 30, 1999 was $0 and $0, respectively, as compared to a net loss of $258,619 and $636,079 for 1998. No additional loss amounts were recorded by the Company for the three and six months ended June 30, 1999 for discontinued operations because the Company believes that any remaining net operating losses and related material costs associated with these discontinued operations have been adequately provided for by provisions established in 1998.

         The Company's net investment in discontinued operations of $142,534 at June 30, 1999 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

         Net Loss

         The Company's net loss for the three and six months ended June 30, 1999 decreased 24% and 30% to $2,276,726 and $3,594,858, respectively, as compared to $2,979,615 and $5,139,261, respectively, in 1998. No income taxes were provided in 1999 or 1998 due to the net loss. The basic and dilutive net loss per weighted average common share for the three and six months ended June 30, 1999 was $0.25 and $0.40, respectively, as compared to $0.41 and $0.71, respectively, in 1998.

         Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Company received $2,228,100 from exercises of stock options, $990,729 from sales of investments, and $139,849 from the liquidation of the domestic fund. These inflows help to fund the Company's net cash used in operating activities of $3,568,680 during the period. The Company also incurred approximately $1.5 million of capital expenditures during the six months ended June 30, 1999 (primarily leasehold improvements and furniture connected with the relocation of its corporate office). Additionally, the Company used its working capital to fund a $750,000 acquisition of common stock of Kirlin Holding Corp.

         As of June 30, 1999, the Company had working capital of $9,107,152, which included cash and cash equivalents totaling $2,332,163 and investments of $7,506,376 which should be available during the second half of 1999, subject to market fluctuations and liquidity, to provide working capital to fund the Company's operations. As of August 9, 1999, the value of these investments declined to $5,304,451.

         The Company currently owns 175,000 shares of Wit Capital Group, Inc. Class C Common Stock. Wit Capital is an online investment banking and brokerage firm. The Company's stake in Wit Capital was acquired in 1997 as 250,000 shares of Series A Preferred Stock valued at $250,000, and was converted into 175,000 shares of Class C Common Stock due to a 7-for-10 reverse split of Class C Common Stock and the completion of Wit Capital's IPO on June 4, 1999. The investment is recorded on the Company's June 30, 1999 balance sheet at $5,950,000 based upon the June 30, 1999 closing price of Wit Capital Common Stock on the Nasdaq National Market. The Company may not transfer or dispose of the Class C Common Stock (or any interest in such shares) until 180 days from the completion of the IPO (i.e., until December 1, 1999), at which point it will automatically convert into Common Stock and will not be subject to any lock-up. The Company could realize a significant gain with respect to this investment, although there can be no assurance that the Company ultimately will realize any value with respect to its shares of Wit Capital. As of August 9, 1999, the value of the Company's investment in Wit Capital has declined to $3,171,875.

         On June 2, 1999, the Company and Kirlin Holding Corp ("Kirlin") entered into a Securities Purchase Agreement ("Securities Purchase Agreement") pursuant to which the Company acquired 300,000 shares ("Investor Shares") of common stock of Kirlin for $750,000, representing 4.9% of the then-outstanding shares of Kirlin's common stock (the share amount has been restated to reflect a 2-for-1 stock split effected July 30, 1999). The purchase price was paid from the Company's working capital. Kirlin contributed all the proceeds of this sale to the capital of its subsidiary, VentureHighway.com ("VentureHighway"), in which the Company has a 19.9% stake. Kirlin filed a registration statement registering the resale of the Investor Shares under the Securities Act of 1933 and is obligated to use its best efforts to cause the registration statement to become effective as soon as practicable thereafter. The investment in Kirlin is recorded on the Company's June 30, 1999 balance sheet at $1,471,950 based upon the June 30, 1999 closing price of Kirlin's common stock on the Nasdaq Small-Cap Market. The Company could realize a significant gain with respect to this investment, although there can be no assurance that the Company ultimately will realize any value with respect to its shares of Kirlin. As of August 9, 1999, the value of the Company's investment in Kirlin has increased to $2,062,500.

         Kirlin (Nasdaq: KILN) is a holding company engaged in securities brokerage, securities trading and merchant banking activities through its primary operating subsidiary, Kirlin Securities, Inc. Kirlin Securities is a full service, retail oriented brokerage firm and is a member of the NASD.

         On June 2, 1999, the Company, Kirlin and VentureHighway (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement ("Agreement") pursuant to which the Company acquired 2,484 newly-issued shares of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock (the other 80.1% of which continue to be held by Kirlin). The purchase price is payable in the form of advertising for VentureHighway in the Company's magazines and websites during the next 30 months. The purchase price had a stated value of $3.2 million, and is recorded on the Company's June 30, 1999 balance sheet at a fair value of $2.6 million.

         VentureHighway owns and operates VentureHighway.com, a branded website designed to serve as an interactive portal for the matching of companies seeking funding with qualified investors seeking to fund such companies, and the facilitation of private placements and public offerings of securities of companies. There currently is no public market for VentureHighway securities, and there is no assurance that the Company will realize any value with respect to its investment in VentureHighway.

         The Company's current levels of revenues are not sufficient to cover its expenses. Under its current business plan, the Company intends to control its operating expenses while continuing to invest in its existing products. The Company anticipates losses to continue through 1999, although the Company anticipates that losses from continuing operations in 1999 will be significantly less than in 1998. Profitability may be achieved in future periods only if the Company can substantially increase its revenues while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, or that the increases in expenses can be controlled adequately to enable the Company to attain profitability.

         Management continues to expect that revenues will grow in 1999 as the Company implements changes made by a new management team. Print Publications advertising sales are expected to increase due to the addition of new key sales personnel, anticipated publication of a 13th issue of Ticker, and the effect of the increased awareness in the marketplace due in part to selected public relations and advertising efforts. There can be no assurance, however, that advertising sales will increase because higher advertising rates may not be accepted by advertisers, advertising pages may continue to decline for Individual Investor, circulation may drop at either or both Individual Investor and Ticker, and the advertising mix may change. Although the Company has recently added key advertising sales personnel, no assurance can be given that these changes will result in advertising revenue increases. The Company also believes that a stock market correction or "bear" market would adversely affect its ability to sell advertising, particularly to the financial advertiser categories.

         The Company plans to continue investing in its Online Services because it believes that this line of business offers the greatest opportunity for generating substantial revenues and shareholder value over the longer term. The Company expects to realize higher revenues from operations of its flagship online service, Individual Investor Online, primarily due to the anticipated traffic growth to the site, which is expected to generate higher levels of sponsorship and banner revenues. Additionally, the Company expects to recognize at least $1.1 million of online revenues over the next four quarters as a result of its agreement with VentureHighway.com. There can be no assurance, however, that such traffic growth will be realized, or that, even if realized, such traffic growth will result in higher revenues or shareholder value. The Company also expects to launch additional subscription-based online products during 1999. There can be no assurance, however, that such products in fact will be launched, or that if launched, such products will be successful.

         Based on the Company's business plan, the Company believes that its working capital and its investments will be sufficient to fund its operations and capital requirements at least through 1999. In the event that the Company cannot obtain sufficient liquidity with respect to the Company's investments, the Company may need to obtain debt or equity financing during the fourth quarter of 1999 (during which quarter the Company's shares of Wit Capital should become freely tradable). Thereafter, the Company may need to raise additional capital in order to sustain operations unless the Company achieves profitability through the generation of revenues beyond those currently anticipated. The Company is currently exploring its ability to obtain additional financing. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. Failure to obtain additional financing on favorable terms, or at all, could have a substantial adverse effect on the Company's future ability to conduct operations.

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

         To attempt to ensure that the Company's computer systems (including computer hardware and computer software) are "Year 2000 Ready" (that is, are not disrupted by the Year 2000 Issue), the Company developed a plan to assess, and remediate where necessary, any Year 2000 Issue with respect to the Company's computer systems, and appointed certain employees to administer such plan. The plan contains four phases: first, identifying all computer hardware and software being used by the Company; second, determining whether such hardware and software is Year 2000 Ready; third, remediating any Year 2000 Issue with respect to any particular piece of hardware or software; and fourth, performing a final audit and test. The Company has completed the first two phases, and has completed the third phase with respect to hardware issues. The Company has made significant progress toward completing the third phase with respect to software issues, and currently expects to complete the third and fourth phases before October 1999.

         As of June 30, 1999, the Company has incurred direct costs of approximately $20,000 relating to the development and implementation of its Year 2000 Plan. The Company currently believes that total direct costs associated with making the Company's systems Year 2000 Ready should not exceed $30,000 and that such costs, together with any lost revenue associated with making the Company's systems Year 2000 Ready, should not have a material adverse effect on the Company's operating results or financial condition. The Company does not believe that the diversion of employee resources required to address the Year 2000 Issue will have a material effect on the Company's operating results or financial condition. The Company does not have in place a contingency plan of action in the event that it is not able to make its computer systems Year 2000 Ready, but will consider on an ongoing basis whether a contingency plan should be developed.

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

         The Company also faces risks and uncertainties to the extent that the third party suppliers of products, services and systems on which the Company relies or customers do not have business systems or products that are Year 2000 Ready. The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company's systems and products are vulnerable to those third parties' failure to remediate their own systems' Year 2000 Issues. The Company has received assurances from certain of its suppliers stating that such suppliers' systems are or will timely be Year 2000 Ready, but there is no guarantee that the systems or products of these or other companies on which the Company relies will be timely, if at all, made Year 2000 Ready, and such a failure by such companies could have a material adverse effect on the Company's systems and products. No one customer has accounted for more than 10% of the Company's revenues in the past year, and the Company has not initiated contact with its customers concerning the status of their Year 2000 readiness. There is no guarantee that the systems of the Company's customers will be made Year 2000 Ready, and a failure by a number of the Company's customers to become Year 2000 Ready could have a material adverse effect on the Company's revenues and cash flows. The Company is in the process of identifying what actions may be needed to mitigate vulnerability to problems related to enterprises with which the Company interacts, but does not currently have in place a contingency plan of action in the event that the failure by one or more third parties to make their computer systems Year 2000 Ready causes adverse effects to be suffered by the Company. The Company will consider on an ongoing basis the extent to which a contingency plan should be developed.



                                           INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                                      PART II - OTHER INFORMATION


ITEM 2.  Changes in Securities

Sales of Unregistered Securities

----------------- ----------------------- ---------- -------------------------------- ---------------- -----------------------------
   Date of sale      Title of security     Number      Consideration received and      Exemption from    If option, warrant or
                                            sold       description of underwriting     registration      convertible security, terms
                                                       or other discounts to market    claimed           of exercise or conversion
                                                       price afforded to purchasers

----------------- ----------------------- ---------- --------------------------------  ---------------- ----------------------------
----------------- ----------------------- ---------- --------------------------------  ---------------- ----------------------------

  4/99 - 6/99     Options to purchase      37,700    Exercise price would be           Section 4(2)     Vesting over a period of
                  common stock granted               received upon exercise                             four years from date of
                  to employees                                                                          grant, subject to certain
                                                                                                        conditions of continued
                                                                                                        service; exercisable for a
                                                                                                        period lasting ten years
                                                                                                        from date of grant at
                                                                                                        exercise prices ranging
                                                                                                        from $4.50 to $8.125 per
                                                                                                        share.
----------------- ----------------------- ----------- ------------------------------- ----------------- ----------------------------
  4/99 - 6/99     Common stock granted       2,400    Public relations advisory         Section 4(2)    Shares held by the Company
                  to consultant                       services                                          in escrow and delivered in
                                                                                                        equal monthly amounts from
                                                                                                        June 1999 to May 2000,
                                                                                                        provided agreement is not
                                                                                                        terminated. Shares held in
                                                                                                        escrow and not yet delivered
                                                                                                        subject to repurchase at
                                                                                                        nominal amount in event of
                                                                                                        termination.
---------------- ----------------------- ---------- -------------------------------- ---------------- -----------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On June 22, 1999, the Company held the annual meeting of stockholders for the purpose of electing one director of the Company, S. Christopher Meigher III, for a term of three years, and to consider and vote upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 40,000,000. The shares of Common Stock voted on the matters were as follows: 8,106,531 shares were cast in favor and 173,837 shares were withheld for the election of the director, and 8,027,910 shares were cast in favor, 242,848 shares were against and 9,610 shares were abstained for the increase to the number of authorized shares of Common Stock.


ITEM 5.  Other Information

         In July 1997 certain former limited partners of WisdomTree Associates, L.P. ("WTA"), a domestic private investment fund of which WisdomTree Capital Management, Inc., a wholly-owned subsidiary of the Company, is the general partner, initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v. WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs moved to vacate the default judgment. Defendants opposed the motion. On April 20, 1999, the court denied plaintiffs' motion with respect to Messrs. Schmidt and Steinberg, but granted the motion with respect to WTA and plaintiffs were permitted to and did file and serve a complaint solely against this defendant. Plaintiffs allege that WTA did not timely process plaintiffs' request for redemption of their interest in WTA, which delay allegedly caused plaintiffs to suffer approximately $470,000 in damages. WTA has moved to dismiss the complaint as to all causes of action other than the breach of contract claim. The parties are awaiting the Court's ruling on the motion, and WTA intends to continue conducting a vigorous defense. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

         In April 1999 a stockholder of the Company initiated an action in the Court of Chancery of the State of Delaware, New Castle County, captioned Michele
S. Criden v. Jonathan L. Steinberg, Bruce L. Sokoloff, Peter M. Ziemba and S. Christopher Meigher III (C.A. No. 17082). The Company is named as a nominal defendant in the action. Plaintiff alleged that the four individual defendants, who comprise the entire Board of Directors of the Company, took improper action
(i) on November 19, 1998, in determining to amend the terms of options previously granted to Jonathan Steinberg to reduce their exercise prices (which ranged from $4.9375 to $7.50) to $1.25 (11% higher than the last sale price on the trading date immediately preceding the date of such amendment), and (ii) on December 23, 1998, in determining to grant replacement options to each of Messrs. Sokoloff, Ziemba and Meigher, conditioned upon cancellation of their existing options, which replacement options had an exercise price of $2.00 per share (the last sale price of the Common Stock on the trading date immediately preceding the date of the new grant), which was less than the exercise price of options previously granted to them (which exercise prices ranged from $4.375 to $10.50). Plaintiff claimed that such actions constituted corporate waste and a diversion of corporate assets for improper and unnecessary purposes and that the directors breached their fiduciary duties, including their duty of loyalty, to the Company and its stockholders. Plaintiff demanded judgment (i) enjoining the four directors from exercising any options at the reduced exercise price, (ii) declaring a constructive trust of any proceeds resulting from the directors' exercise of such options, (iii) damages, on behalf of the Company, for losses and damages suffered and to be suffered in connection with the option repricings, including interest thereon, and (iv) awarding plaintiffs the costs of this action, including reasonable attorney's fees. In June 1999, defendants moved to dismiss the complaint. Plaintiff indicated that she would not oppose the motion, but rather would file an amended complaint. In August 1999, plaintiff filed an amended complaint. The Board of Directors believed at the time, and continues to believe, that the actions taken on November 19, 1998 and December 23, 1998, were proper.



ITEM 6.  Exhibits and Reports on Form 8-K
Exhibits

 Exhibit   Description                                     Method of Filing
  NO.
 ----      ------------                                    ----------------
   3.1     Certificate of Amendment of Amended             Filed herewith
           and Restated Certificate of Incorporation dated June 22, 1999

   3.2     Amended and Restated Certificate of             Filed herewith
           Incorporation of Registrant, as amended, through June 22, 1999


   3.3     By-Laws of Registrant amended through           Filed herewith
           April 27,1999

   4.1     Specimen Certificate for Common Stock of        Incorporated by
           Registrant                                      reference to Exhibit
                                                           4.1 to the Form S-18


   10.1    Form of Warrant dated December 16, 1998         Filed herewith

   10.2    Letter dated as of April 28, 1999 between       Filed herewith
           Registrant, Great American Life Insurance
           Company and Great American Insurance
           Company

   27      Financial Data Schedule June 30, 1999           Filed only with the
                                                           electronic submission
                                                           of Form 10-Q in
                                                           accordance with the
                                                           EDGAR requirement

   99      Certain Risk Factors                            Filed herewith



(a)      Reports on Form 8-K

  During the Quarter Ended June 30, 1999, the Company filed a Current Report on Form 8-K dated June 2, 1999, reporting under Item 2 the acquisition of 19.9% of the then-outstanding shares of common stock of VentureHighway.com Inc., as well as 150,000 shares (pre-split) of common stock of Kirlin Holding Corp.



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 13, 1999

                                    INDIVIDUAL INVESTOR GROUP, INC. (Registrant)





                     By:     /s/ Jonathan L. Steinberg
                     Jonathan L. Steinberg, Chief Executive Officer and Director





                     By: /s/ Henry G. Clark
                     Henry G. Clark,  Vice President Finance
                    (Principal Financial and Accounting Officer)