Form 10-Q
period 1999-09-30
INDIVIDUAL INVESTOR GROUP INC
filed 1999-11-15
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

_X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of October 29, 1999, registrant had outstanding 10,333,401 shares of Common Stock, $.01 par value per share.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                      INDEX




Part I Financial Information                                             Page



      Item 1. Financial Statements

        Consolidated Condensed Balance Sheets (Unaudited)
        as of September 30, 1999 and December 31, 1998                     3

        Consolidated Condensed Statements of Operations (Unaudited)
        for the three and nine months ended September 30, 1999 and 1998    4

        Consolidated Condensed Statements of Cash Flows (Unaudited)
        for the nine months ended September 30, 1999 and 1998              5

        Notes to Consolidated Condensed Financial Statements (Unaudited)   6-10

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    11-19

Part II Other Information

      Item 1. Legal Proceedings                                            20

      Item 2. Changes in Securities                                        21

      Item 6. Exhibits and Reports on Form 8-K                             22

Signatures                                                                 23


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                          (UNAUDITED)


                                                                   September 30,       December 31,
                    ASSETS                                              1999               1998
                                                                   -------------       ------------

Current assets:
     Cash and cash equivalents                                      $5,351,505          $4,752,587
     Investments (Note 2)                                            3,216,352             877,231
     Accounts receivable (net of allowances of $360,013 in           3,003,776           2,356,126
               1999 and $391,328 in 1998)
     Investment in discontinued operations (Note 3)                    142,534             282,383
     Prepaid expenses and other current assets                       1,018,076             386,761
                                                                   ------------        ------------
                    Total current assets                            12,732,243           8,655,088

Investment (Note 2)                                                  2,638,356                   -
Deferred subscription expense                                          361,408             576,237
Property and equipment - net                                         1,725,354             586,007
Security deposits                                                      374,527             469,627
Other assets                                                           986,798             257,969
                                                                   ------------        ------------
                    Total assets                                   $18,818,686         $10,544,928
                                                                   ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $2,472,978          $2,191,765
     Accrued expenses                                                  949,682             519,887
     Deferred advertising revenue                                    2,050,736             138,097
                                                                   ------------        ------------
                    Total current liabilities                        5,473,396           2,849,749

Deferred advertising revenue                                           972,672                   -
Deferred subscription revenue                                        2,190,456           2,246,422
                                                                   ------------        ------------
                    Total liabilities                                8,636,524           5,096,171
                                                                   ------------        ------------

Stockholders' Equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares,
        10,000 issued and outstanding in 1999 and 1998                     100                 100
     Common stock, $.01 par value, authorized 40,000,000
        shares, 10,332,401 issued and outstanding in 1999;
        authorized 18,000,000 shares, 8,490,851 issued and
        outstanding in 1998                                            103,324              84,909
     Additional paid-in capital                                     34,009,734          27,352,836
     Accumulated deficit                                           (26,894,272)        (21,922,595)
     Accumulated other comprehensive income (loss)                   2,963,276             (66,493)
                                                                   ------------        ------------
                    Total stockholders' equity                      10,182,162           5,448,757
                                                                   ------------        ------------

                    Total liabilities and stockholders' equity     $18,818,686         $10,544,928
                                                                   ============        ============


See Notes to Consolidated Condensed Financial Statements


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                 -----------------------------------  -------------------------------------
                                                        1999                1998               1999                1998
                                                     -----------        -----------         -----------        -----------

Revenues:
     Print Publications                               $3,798,338         $3,740,507         $10,932,275        $10,775,203
     Online Services                                     656,714            307,204           1,228,230            888,011
                                                     ------------       ------------        ------------       ------------
     Total revenues                                    4,455,052          4,047,711          12,160,505         11,663,214
                                                     ------------       ------------        ------------       ------------
Operating expenses:
     Editorial, production and distribution            2,937,584          2,818,854           8,377,406          8,687,742
     Promotion and selling                             2,062,076          1,609,155           5,738,078          4,857,883
     General and administrative                        1,429,861            932,156           3,962,337          3,825,309
     Corporate advertising                                57,490                  -              57,490                  -
     Depreciation and amortization                       143,212             80,888             391,617            232,467
                                                     ------------       ------------        ------------       ------------
     Total operating expenses                          6,630,223          5,441,053          18,526,928         17,603,401
                                                     ------------       ------------        ------------       ------------
Operating loss from continuing operations             (2,175,171)        (1,393,342)         (6,366,423)        (5,940,187)

Investment and other income                              798,352             62,362           1,394,746            106,025

                                                     ------------       ------------        ------------       ------------
Net loss from continuing operations                   (1,376,819)        (1,330,980)         (4,971,677)        (5,834,162)

Discontinued operations (Note 3)
     Loss from discontinued operations                         -           (145,291)                  -           (781,370)
                                                     ------------       ------------        ------------       ------------
Net loss                                             ($1,376,819)       ($1,476,271)        ($4,971,677)       ($6,615,532)
                                                     ============       ============        ============       ============
Basic and dilutive loss per common share:
Continuing operations                                     ($0.15)            ($0.16)             ($0.55)            ($0.76)
Discontinued operations                                    $0.00             ($0.02)              $0.00             ($0.10)
                                                     ------------       ------------        ------------       ------------
Net loss per share                                        ($0.15)            ($0.17)             ($0.55)            ($0.86)
                                                     ============       ============        ============       ============

Average number of common shares used in computing
     basic and dilutive loss per common share          9,188,724          8,490,851           8,998,833          7,669,479


See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended September 30,
                                                                        ---------------------------------------
                                                                                 1999                  1998
                                                                             ------------          ------------
    Cash flows from operating activities:
    Net loss                                                                 ($4,971,677)          ($6,615,532)
    Less:
             Loss from discontinued operations                                         -              (781,370)
                                                                             ------------          ------------
             Loss from continuing operations                                  (4,971,677)           (5,834,162)
    Reconciliation of net loss to net cash used in operating activities:
       Depreciation and amortization                                             391,617               232,467
       Non-cash revenue                                                         (312,545)                    -
       Stock option and warrant transactions                                     301,304                     -
       Loss on sale of equipment                                               -                         2,634
       Gain on sale of investments                                            (1,277,512)                    -
       Changes in operating assets and liabilities:
        (Increase) decrease in:
         Accounts receivable                                                    (647,650)              481,728
         Prepaid expenses and other current assets                              (216,872)                  969
         Deferred subscription expense                                           214,829              (196,354)
         Security deposits                                                        95,100                     -
         Other assets                                                            (50,002)                 (810)
        Increase (decrease) in:
         Accounts payable and accrued expenses                                711,008               137,430
         Deferred advertising revenue                                            559,500              (176,216)
         Deferred subscription revenue                                           (55,966)             (412,567)
                                                                             ------------          ------------
         Net cash used in operating activities                                (5,258,866)           (5,764,881)
                                                                             ------------          ------------

    Cash flows from investing activities:
    Purchase of property and equipment                                        (1,513,740)             (102,011)
    Proceeds from sale of equipment                                                    -                 3,451
    Proceeds from sale of investments                                          2,721,236                     -
    Purchase of investments                                                     (753,076)                    -
    Net cash provided by discontinued operations                                 139,849             1,589,654
                                                                             ------------          ------------
         Net cash provided by investing activities                               594,269             1,491,094
                                                                             ------------          ------------

    Cash flows from financing activities:
    Proceeds from exercise of stock options (Note 4)                           2,263,515               398,152
    Proceeds from issuance of common stock (Note 5)                            3,000,000             5,000,000
                                                                             ------------          ------------
         Net cash provided by financing activities                             5,263,515             5,398,152
                                                                             ------------          ------------

    Net increase in cash and cash equivalents                                    598,918             1,124,365

    Cash and cash equivalents, beginning of period                             4,752,587             3,533,622

                                                                             ------------          ------------
    Cash and cash equivalents, end of period                                  $5,351,505            $4,657,987
                                                                             ============          ============

    Supplemental schedule of noncash investing and financing activities:

    In June 1999, the Company acquired 19.9% of the then-outstanding shares of common stock of VentureHighway.com Inc. ("VentureHighway"). The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and websites during the 30 months ending December 31, 2001. Although the purchase price had a stated value of $3.2 million, the investment and deferred revenue were recorded at the fair market value at the date of the transaction of $2.6 million (see Note 2).

    See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1998 on Form 10-K.

                  Certain reclassifications have been made to the December 31, 1998 balance sheet to conform to the current period presentation.

2.       INVESTMENTS

         Investments included in Current Assets

                  Investments are in equity securities and are carried at fair market value. The aggregate fair value of such investments was $3,216,352 and $877,231 at September 30, 1999 and December 31, 1998,
         respectively. Gross unrealized holding gains were $2,963,276 and $86,477 at September 30, 1999 and December 31, 1998, respectively. Gross unrealized holding losses were $0 and $152,970 at September 30, 1999 and December 31, 1998, respectively. Unrealized gains and losses are shown as accumulated other comprehensive income (loss), which is a component of stockholders' equity (see Note 7).

                  The Company currently owns 175,000 shares of Wit Capital Group, Inc. Class C Common Stock. Wit Capital is an online investment banking and brokerage firm. The Company's stake in Wit Capital was acquired in 1997 as 250,000 shares of Series A Preferred Stock valued at $250,000, and was converted into 175,000 shares of Class C Common Stock due to a 7-for-10 reverse split of Class C Common Stock and the completion of Wit Capital's IPO on June 4, 1999. The investment is recorded on the Company's September 30, 1999 balance sheet at $3,193,750 based upon the September 30, 1999 closing price of Wit Capital Common Stock on the Nasdaq National Market. The Company may not transfer or dispose of the Class C Common Stock (or any interest in such shares) until 180 days from the completion of the IPO (i.e., until December 1, 1999), at which point it will automatically convert into Common Stock and will not be subject to any lock-up. The Company could realize a significant gain with respect to this investment, although there can be no assurance that the Company ultimately will realize any value with respect to its shares of Wit Capital. As of November 12, 1999, the value of the Company's investment in Wit Capital has increased to $3,893,750.

                  On June 2, 1999, the Company and Kirlin Holding Corp. ("Kirlin") entered into a Securities Purchase Agreement ("Securities Purchase Agreement") pursuant to which the Company acquired 300,000 shares ("Investor Shares") of common stock of Kirlin for $750,000, representing 4.9% of the then-outstanding shares of Kirlin's common stock (the share amount has been restated to reflect a 2-for-1 stock split effected July 30, 1999). The purchase price was paid from the Company's working capital. Kirlin contributed all the proceeds of this sale to the capital of its subsidiary, VentureHighway.com Inc. ("VentureHighway"). The shares were subsequently sold during August 1999 for net cash proceeds of $1,688,594, producing a net realized gain of $938,594.

         Other Investment

                  On June 2, 1999, the Company, Kirlin and VentureHighway (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 1,654,344 newly issued shares (the number of shares reflects a subsequent stock split) of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock ( the other 80.1% of which immediately after the transaction were held by Kirlin). The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and websites during the 30 months ending December 31, 2001. Although the purchase price had a stated value of $3.2 million, the investment and the deferred advertising revenue were recorded at the fair market value at the date of the transaction of $2.6 million (or $1.595 per share).

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

                  In January 1999, the domestic investment fund distributed cash to its partners totaling $1,189,510, of which $139,849 was received by the Company and was used to reduce its net investment in discontinued operations. At September 30, 1999, the domestic investment fund had remaining net assets of approximately $1,425,575. The Company's net investment in discontinued operations of $142,534 at September 30, 1999 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

4.       STOCK OPTIONS

                  During the three and nine months ended September 30, 1999, the Company granted 692,750 and 790,350 options, respectively, to purchase the Company's Common Stock; 28,333 and 657,147 options, respectively, were exercised (providing proceeds of $35,416 and $2,263,515, respectively); and 14,500 and 59,933 options were canceled, respectively. Of the total options granted, 161,600 were granted under the Company's stock option plans, 628,750 shares were granted outside of the plans, and all expire at various dates through September 2009.

5.       SALE OF COMMON STOCK

                  On September 29, 1999, the Company entered into a Stock Purchase Agreement with Telescan, Inc. ("Telescan") providing for the sale of 779,130 shares of Common Stock for an aggregate purchase price of $3,000,000, which was based upon one hundred and twenty-five percent (125%) of the average of the closing prices of the Common Stock, as reported by Nasdaq, for the seven business days prior to the date of the closing. Additionally, the Company and Telescan entered into an agreement pursuant to which the Company obtained a three-year license to use several of Telescan's propriety technology and investment tools on the Company's web sites. The Company paid the $1,134,500 license fee by issuing 368,301 shares of Common Stock to Telescan, which was based upon the average of the closing prices of the Company's Common Stock, as reported by Nasdaq, for the seven business days prior to the date of the closing.

6.       LOSS PER COMMON SHARE

                  Net loss per basic and dilutive common share for the three and nine month periods ended September 30, 1999 and 1998 were computed using the weighted average number of common shares outstanding during each period. The exercise of stock options and warrants were not assumed in the computation of loss per common share, as the effect would have been antidilutive.

7.       COMPREHENSIVE INCOME

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

                  Comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998, respectively, is presented in the following table:


                                                                 Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                                   -------------                    -------------
                                                               1999           1998            1999               1998
                                                               ----           ----            ----               ----
                                                          ------------   -------------    -------------     -------------

         Net loss                                         $(1,376,819)   $ (1,476,271)    $ (4,971,677)     $ (6,615,532)
         Other comprehensive income (loss):
            Net unrealized (loss) gain on investments
            (see Note 2)                                   (3,333,814)       (331,436)       3,029,769          (331,436)
                                                          -------------  -------------    -------------     -------------
         Total comprehensive loss                         $(4,710,633)   $ (1,807,707)    $ (1,941,908)     $ (6,946,968)
                                                          =============  =============    =============     =============

                  The unrealized loss for the three months ended September 30, 1999 primarily relates to a decrease in the value of the Company's investment in Wit Capital (approximately $2.8 million) together with a decrease in the unrealized gain reported as of June 30, 1999 related to investments sold by the Company (for a net realized gain of approximately $.8 million) during the September 1999 quarter. The net realized gain is included in the net loss as shown above. The unrealized gain for the nine months ended September 30, 1999 primarily relates to an increase in the value of the Company's investment in Wit Capital (approximately $2.9 million) during the period.

8.       SEGMENT INFORMATION

                  In 1998, the Company adopted SFAS No. 131,  "Disclosures About
         Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. Accordingly, the prior year's information has been restated to be consistent with the current year presentation. The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. The Company's Print Publications operations publishes and markets Individual Investor, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company's Online Services operations include
         individualinvestor.com         (www.individualinvestor.com)         and
         InsiderTrader.com (www.insidertrader.com). Substantially all of the Company's operations are within the United States.

                  The table below  presents  summarized  operating  data for the
         Company's two business segments, consistent with the way such data is utilized by Company management in evaluating operating results. The accounting policies utilized in the table below are the same as those described in Note 1 of the Notes to Condensed Consolidated Financial Statements, as well as the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating contribution represents the difference between operating revenues less operating expenses (before general and administrative ("G&A"), corporate advertising, and depreciation and amortization expenses).

                                                   Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                                     -------------                      -------------
                                                  1999              1998             1999             1998
                                                  ----              ----             ----             ----

         Revenues:
           Print Publications                 $3,798,338        $3,740,507      $10,932,275      $10,775,203
           Online Services                       656,714           307,204        1,228,230          888,011
                                             ------------      ------------     ------------     ------------
                                              $4,455,052        $4,047,711      $12,160,505      $11,663,214
                                             ============      ============     ============     ============
         Operating contribution (before G&A,
         corporate advertising, and
         depreciation and amortization
         expenses:
           Print Publications                  $(254,126)          $57,031        $(470,031)       $(440,087)

           Online Services                      (290,482)         (437,329)      (1,484,948)      (1,442,324)
                                             ------------      ------------     ------------     ------------
                                                (544,608)         (380,298)      (1,954,979)      (1,882,411)

         G&A, corporate advertising, and
         depreciation and amortization
         expenses                             (1,630,563)       (1,013,044)      (4,411,444)      (4,057,776)
         Investment and other income             798,352            62,362        1,394,746          106,025
                                             ------------      ------------     ------------     ------------

         Net loss from continuing operations $(1,376,819)      $(1,330,980)     $(4,971,677)     $(5,834,162)
                                             ============      ============     ============     ============


          Net property and equipment as of September 30, 1999 increased approximately $1.1 million as compared to December 31, 1998 (primarily leasehold improvements and furniture connected with the relocation of the Company's corporate office in March 1999). The net increase allocable to Print Publications, Online Services and corporate are approximately $0.5 million, $0.4 million, and $0.2 million, respectively. Investments as of September 30, 1999 increased approximately $5.0 million as compared to December 31, 1998. This was primarily due to an increase in the unrealized gain on Wit Capital (approximately $2.9 million), as well as an investment in VentureHighway.com Inc. (see Note 2). Additionally, prepaid expenses and other current assets, and other assets, as of September 30, 1999 increased approximately $0.6 million and $0.7 million, respectively. These increases were primarily due to prepaid license fees to be utilized over the next three years (see Note 5). There were no other material changes from year-end 1998 in total assets, in the basis of segmentation, or in the basis of measurement of segment profit or loss.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


         Important Notice Concerning "Forward-looking Statements" in this Report

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three and nine months ended September 30, 1999 and September 30, 1998, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after September 30, 1999. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after September 30, 1999, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Any statement in this Report that does not describe a historical fact is deemed to be a forward-looking statement.

         2. Actual Results May Be Different than Projections. Due to a variety of risks and uncertainties, however, actual results may be materially different from the results projected in the forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of
Part I hereof, in Exhibit 99 hereof and elsewhere in this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.

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


         Three and Nine Months Ended September 30, 1999 as Compared to the Three and Nine Months Ended September 30, 1998

         Net Loss from Continuing Operations

         The Company's net loss from continuing operations for the three and nine months ended September 30, 1999 increased 3% and decreased 15%, to $1,376,819 and $4,971,677, respectively, as compared to $1,330,980 and
$5,834,162, respectively, in 1998. The increase in the three months ended September 30, 1999 is primarily due to increased promotion and selling, and general and administrative ("G&A") expenses, partially offset by increased advertising revenues and realized gains on the sale of investments. The decrease in the nine months ended September 30, 1999 is primarily due to increased advertising revenues and realized gains on the sale of investments, partially offset by increased promotion and selling expenses.

         Print Publications operations provided a negative operating contribution (before deducting G&A, corporate advertising, and depreciation and amortization expenses) of $254,126 and $470,031 for the three and nine months ended September 30, 1999, respectively, as compared to a positive operating contribution of $57,031 and negative operating contribution of $440,087, respectively, in 1998. The change in operating contribution for the three and nine months ended September 30, 1999 is primarily due to increased advertising and marketing and promotion expenses, partially offset by decreased production and distribution expenses for Individual Investor magazine as well as increased advertising revenues.

         Online Services operations provided a negative operating contribution (before deducting G&A, corporate advertising, and depreciation and amortization expenses) of $290,482 and $1,484,948 for the three and nine months ended September 30, 1999, respectively, as compared to a negative operating contribution of $437,329 and $1,442,324, respectively, in 1998. The change in operating contribution for the three months ended September 30, 1999 is primarily attributable to increased advertising revenues for the Company's websites, together with reduced advertising sales commissions and advertising expenses, partially offset by increased editorial salaries and consulting fees, increased research costs, higher marketing and promotion expenses, and higher salaries for advertising personnel. The change in operating contribution for the nine months ended September 30, 1999 is primarily attributable to increased editorial salaries and consulting fees, increased research costs, higher marketing and promotion expenses, and higher salaries for advertising personnel, partially offset by increased advertising revenues for the Company's websites, together with reduced advertising sales commissions and advertising expenses.

         Operating Revenues

         Total revenues from continuing operations for the three and nine months ended September 30, 1999 increased 10% and 4% to $4,455,052 and $12,160,505, respectively, as compared to $4,047,711 and $11,663,214, respectively, in 1998. Revenues for the Print Publications operations for the three and nine months ended September 30, 1999 increased 2% and 1%, to $3,798,338 and $10,932,275, respectively, as compared to $3,740,507 and $10,775,203, respectively, in 1998. Revenues for the Online Services operations for the three and nine months ended September 30, 1999 increased 114% and 38%, to $656,714 and $1,228,230, respectively, as compared to $307,204, and $888,011, respectively, in 1998.

         Print Publications advertising revenues for the three and nine months ended September 30, 1999 increased 2% and 4%, to $2,664,226 and $7,497,941, respectively, as compared to $2,608,869 and $7,219,859, respectively, in 1998. Ticker advertising revenues for the three and nine months ended September 30, 1999 increased 8% and 35%, to $701,599 and $2,217,835, respectively, as compared to $651,748 and $1,638,653, respectively, in 1998. This increase relates primarily to an increase in advertising pages for the three and nine months ended September 30, 1999 of 7% and 30%, respectively, combined with an increase in the advertising net rate per page of 4% and 9%, respectively, when compared to 1998. Individual Investor advertising revenues for the three and nine months ended September 30, 1999 were essentially flat and decreased 5%, respectively, at $1,962,627 and $5,280,106, respectively, as compared to $1,957,121 and $5,581,206, respectively, in 1998. The increase in the three months ended September 30, 1999 relates primarily to a higher advertising net rate per page of 21%, partially offset by a reduction in advertising pages of 13%, when compared to 1998. The decrease in the nine months ended September 30, 1999 relates primarily to a reduction in advertising pages of 16%, offset in part by an increase in the advertising net rate per page of 16%, when compared to 1998.

         Print Publications circulation revenues for the three and nine months ended September 30, 1999 decreased 4%, to $806,178 and $2,500,746, respectively, as compared to $835,715 and $2,605,576, respectively, in 1998. Subscription revenues for the three and nine months ended September 30, 1999 decreased 7% and 9%, to $621,181 and $1,896,005, respectively, as compared to $669,325 and $2,090,889, respectively, in 1998. The decrease is primarily attributable to a reduction in the number of subscribers to Individual Investor's Special Situations Report. The Company believes that subscription revenues for all print publications have stabilized at current levels. Newsstand revenues for the three and nine months ended September 30, 1999 increased 11% and 17%, to $184,997 and $604,741, respectively, as compared to $166,390 and $514,687, respectively, in 1998. The increase relates primarily to increased newsstand sell-through for Individual Investor magazine.

         Print Publications list rental and other revenues for the three and nine months ended September 30, 1999 increased 11% and decreased 2%, to $327,934 and $933,588, respectively, as compared to $295,923 and $949,768, respectively, in 1998. List rental revenue for the three and nine months ended September 30, 1999 increased 23% and 19%, to $260,006 and $717,359, respectively, as compared to $210,996 and $600,521, respectively, in 1998. The increase in list rental revenue is primarily attributable to increased demand, partially offset by the decrease in the number of subscribers to Individual Investor's Special Situations Report. Other revenues for the three and nine months ended September 30, 1999 decreased 20% and 38%, to $67,928 and $216,229, respectively, as compared to $84,927 and $349,247, respectively, in 1998. The decrease in other revenues is primarily attributable to reduced orders for reprints of Individual Investor magazine.

         Online Services advertising revenues for the three and nine months ended September 30, 1999 increased 96% and 20%, to $600,304 and $1,063,580, respectively, as compared to $306,649 and $887,457, respectively, in 1998. The increase in advertising revenues is attributable to several factors, including the Company's arrangement with VentureHighway.com Inc. (see Note 2), to an April 1999 sales reorganization which resulted in the Company selling sponsorship advertisements directly as opposed to through an outside sales agent, as well as advertising revenue earned by InsiderTrader.com, (www.insidertrader.com) which was purchased in November 1998. Traffic to the Company's web sites for the three months ended September 30, 1999 decreased 24% to an average of approximately 4.0 million page views per month, as compared to an average of approximately 5.3 million page views per month during the three months ended June 30, 1999. The Company believes that the decline in page views to its sites may have been caused in part by seasonal factors, as other financial media and service companies also reported declining usage over the summer months. Traffic to individualinvestor.com during the month of October was 21% greater than during the month of September.

         Online Services subscription revenues for the three and nine months ended September 30, 1999 were $34,316 and $106,788, respectively. The Company had no subscription revenues in the first nine months of 1998. The increase in subscription revenues is attributable to InsiderTrader.com, which the Company purchased in November 1998. The Company anticipates launching other subscription-based web sites by the first half of 2000.

         Operating Expenses

         Total operating expenses from continuing operations for the three and nine months ended September 30, 1999 increased 22% and 5% to $6,630,223 and $18,526,928, respectively, as compared to $5,441,053 and $17,603,401, respectively, in 1998.

         Editorial, production and distribution expenses for the three and nine months ended September 30, 1999 increased 4% and decreased 4% to $2,937,584 and $8,377,406, respectively, as compared to $2,818,854 and $8,687,742, respectively, in 1998. Print Publications editorial, production and distribution expenses for the three and nine months ended September 30, 1999 decreased 5% and 9% to $2,202,241 and $6,514,954, respectively, as compared to $2,322,716 and
$7,120,937, respectively, in 1998. The decrease relates primarily to Individual Investor magazine, which had fewer pages and less copies printed, along with lower paper costs, and reduced manufacturing expenses resulting from a renegotiated agreement with the Company's printer. Online Services production, development and editorial expenses for the three and nine months ended September 30, 1999 increased 48% and 19% to $735,343 and $1,862,452, respectively, as compared to $496,138 and $1,566,805, respectively, in 1998. The increase is primarily related to higher editorial salaries and consulting fees, and increased research costs, for the Company's primary website, individualinvestor.com (www.individualinvestor.com), together with production and research costs for InsiderTrader.com, which the Company purchased in November 1998, offset in part by lower outside development costs for individualinvestor.com.

         Promotion  and selling  expenses  for the three and nine  months  ended
September  30,  1999  increased  28%  and  18%  to  $2,062,076  and  $5,738,078, respectively, as compared to $1,609,155 and $4,857,883 respectively, in 1998. Print Publications promotion and selling expenses for the three and nine months ended September 30, 1999 increased 36% and 19% to $1,850,223 and $4,887,352, respectively, as compared to $1,360,760 and $4,094,353, respectively, in 1998. The increase is primarily due increased marketing and promotion expenses, severance related to a termination arrangement, and higher recruiting fees as a result of hiring additional in-house sales personnel. Online Services promotion and selling expenses for the three and nine months ended September 30, 1999 decreased 15% and increased 11% to $211,853 and $850,726, respectively, as compared to $248,395 and $763,530, respectively, in 1998. The decrease for the three months ended September 30, 1999 is primarily attributable to reduced advertising sales commissions and reduced advertising expenses, partially offset by increased marketing and promotion expenses and increased advertising salaries, together with advertising costs for InsiderTrader.com, which the Company purchased in November 1998. The increase for the nine months ended September 30, 1999 is primarily attributable to increased marketing and promotion expenses, increased newspaper advertising, increased salaries and recruiting fees, together with advertising costs for InsiderTrader.com, partially offset by reduced advertising sales commissions and reduced advertising expenses.

         General and administrative expenses for the three and nine months ended September 30, 1999 increased 53% and 4% to $1,429,861 and $3,962,337, respectively, as compared to $932,156 and $3,825,309, respectively, in 1998. The increase for the three months ended September 30, 1999 is primarily attributable to increased salaries relating to senior management positions that were open for most of the third quarter of 1998, increased recruiting fees, increased legal fees and increased rent expense related to the relocation of the Company's corporate office in March 1999. The increase for the nine months ended September 30, 1999 is primarily attributable to increased legal fees and increased rent expense in the 1999 periods related to the relocation of the Company's corporate office, partially offset by lower recruiting fees.

         Corporate advertising expenses for the three and nine months ended September 30, 1999 were $57,490 and $57,490, respectively, as compared to no such expenses in 1998. The expenses relate to a corporate trade and consumer brand awareness advertising campaign. The Company anticipates significant expenditures beginning in the fourth quarter of 1999 related to this campaign. The campaign is designed to spur online traffic growth, attract further advertisers to both the print and online operations and to increase awareness of the Company in the financial community.

         Depreciation and amortization expense for the three and nine months ended September 30, 1999 increased 77% and 68% to $143,212 and $391,617, respectively, as compared to $80,888 and $232,467, respectively, in 1998. The increase is attributable to additional depreciation for furniture and fixtures as well as the amortization of leasehold improvements, primarily related to the move to the new corporate office.

         Investment and Other Income

         Investment  and  other  income  for the  three  and nine  months  ended
September 30, 1999 increased to $798,352 and $1,394,746, respectively, as compared to $62,362 and $106,025, respectively, in 1998. The increase is primarily attributable to realized gains of $774,297 and $1,277,512 for the three and nine months ended September 30, 1999, respectively, from the sale of investments.

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

         There was no net loss from discontinued operations for the three and nine months ended September 30, 1999, as compared to a net loss of $145,291 and $781,370, respectively in 1998. No additional loss amounts were recorded by the Company for the three and nine months ended September 30, 1999 for discontinued operations because the Company believes that any remaining net operating losses and related material costs associated with these discontinued operations have been adequately provided for by provisions established in 1998.

         The Company's net investment in discontinued operations of $142,534 at September 30, 1999 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

         Net Loss

         The Company's net loss for the three and nine months ended September 30, 1999 decreased 7% and 25% to $1,376,819 and $4,971,677, respectively, as compared to $1,476,271 and $6,615,532, respectively, in 1998. No income taxes were provided in 1999 or 1998 due to the net loss. The basic and dilutive net loss per weighted average common share for the three and nine months ended September 30, 1999 was $0.15 and $0.55, respectively, as compared to $0.17 and $0.86, respectively, in 1998.

         Liquidity and Capital Resources

         During the nine months ended September 30, 1999, the Company received $3,000,000 from the issuance of common stock to Telescan, Inc. (see Note 5),
$2,721,236 from sales of investments, $2,263,515 from exercises of stock options, and $139,849 from the liquidation of the domestic fund. These inflows more than funded the Company's net cash used in operating activities of $5,258,866 during the period. The Company also incurred approximately $1.5 million of capital expenditures during the nine months ended September 30, 1999 (primarily leasehold improvements and furniture connected with the relocation of its corporate office).

         As of September 30, 1999, the Company had working capital of $7,258,847, which included cash and cash equivalents totaling $5,351,505 and investments of $3,216,352 which should be available during the fourth quarter of 1999, subject to market fluctuations and liquidity, to provide working capital to fund the Company's operations.

         On September 29, 1999, the Company entered into a Stock Purchase Agreement with Telescan, providing for the sale of 779,130 shares of Common Stock for an aggregate purchase price of $3,000,000, which was based upon one hundred and twenty-five percent (125%) of the average of the closing prices of the Common Stock, as reported by Nasdaq, for the seven business days prior to the date of the closing. Additionally, the Company and Telescan entered into an agreement pursuant to which the Company obtained a three-year license to use several of Telescan's propriety technology and investment tools on the Company's web sites. The Company paid the $1,134,500 license fee by issuing 368,301 shares of Common Stock to Telescan, which was based upon the average of the closing prices of the Company's Common Stock, as reported by Nasdaq, for the seven business days prior to the date of the closing.

         The Company currently owns 175,000 shares of Wit Capital Group, Inc. Class C Common Stock. Wit Capital is an online investment banking and brokerage firm. The Company's stake in Wit Capital was acquired in 1997 as 250,000 shares of Series A Preferred Stock valued at $250,000, and was converted into 175,000 shares of Class C Common Stock due to a 7-for-10 reverse split of Class C Common Stock and the completion of Wit Capital's IPO on June 4, 1999. The investment is recorded on the Company's September 30, 1999 balance sheet at $3,193,750 based upon the September 30, 1999 closing price of Wit Capital Common Stock on the Nasdaq National Market. The Company may not transfer or dispose of the Class C Common Stock (or any interest in such shares) until 180 days from the completion of the IPO (i.e., until December 1, 1999), at which point it will automatically convert into Common Stock and will not be subject to any lock-up. The Company could realize a significant gain with respect to this investment, although there can be no assurance that the Company ultimately will realize any value with respect to its shares of Wit Capital. As of November 12, 1999, the value of the Company's investment in Wit Capital has increased to $3,893,750.

         On June 2, 1999, the Company and Kirlin Holding Corp. ("Kirlin") entered into a Securities Purchase Agreement ("Securities Purchase Agreement") pursuant to which the Company acquired 300,000 shares ("Investor Shares") of common stock of Kirlin for $750,000, representing 4.9% of the then-outstanding shares of Kirlin's common stock (the share amount has been restated to reflect a 2-for-1 stock split effected July 30, 1999). The purchase price was paid from the Company's working capital. Kirlin contributed all the proceeds of this sale to the capital of its subsidiary, VentureHighway.com Inc. ("VentureHighway"). The shares were subsequently sold during August 1999 for net cash proceeds of $1,688,594, producing a net realized gain of $938,594.

          On June 2, 1999, the Company, Kirlin and VentureHighway (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 1,654,344 newly issued shares (the number of shares reflects a subsequent stock split) of common stock of VentureHighway, representing 19.9% of the then- outstanding shares of common stock ( the other 80.1% of which immediately after the transaction were held by Kirlin). The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and websites during the 30 months ending December 31, 2001. Although the purchase price had a stated value of $3.2 million, the investment and the deferred advertising revenue were recorded at the fair market value at the date of the transaction of $2.6 million (or $1.595 per share).

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

         The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses while continuing to invest in its existing products. The Company anticipates losses to continue in the fourth quarter of 1999. Profitability may be achieved in future periods only if the Company can substantially increase its revenues while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, or that the increases in expenses can be controlled adequately to enable the Company to attain profitability.

         Management continues to expect that revenues will grow in the fourth quarter of 1999 and in the year 2000 as the Company implements changes made by a new management team. Print Publications advertising sales are expected to increase due to the addition of new key sales personnel and the effect of increased awareness in the marketplace due in part to a trade and consumer brand awareness advertising campaign that will begin in the fourth quarter of 1999. There can be no assurance, however, that advertising sales will increase because higher advertising rates may not be accepted by advertisers, advertising pages may continue to decline for Individual Investor, circulation may drop at either or both Individual Investor and Ticker, and the advertising mix may change. Although the Company has recently added key advertising sales personnel, no assurance can be given that these changes will result in advertising revenue increases. The Company also believes that a stock market correction or "bear" market would adversely affect its ability to sell advertising, particularly to the financial advertiser categories.

         The Company plans to continue investing in its Online Services because it believes that this line of business offers the greatest opportunity for generating substantial revenues and shareholder value over the longer term. The Company expects over time to realize higher revenues from operations of its primary online service, individualinvestor.com, primarily due to the anticipated traffic growth to the site, which is expected to generate higher levels of sponsorship and banner revenues. There can be no assurance, however, that such traffic growth will be realized, or that, even if realized, such traffic growth will result in higher revenues or shareholder value. The Company also expects to launch additional subscription-based online products by the first half of 2000. There can be no assurance, however, that such products in fact will be launched, be launched on time, or that if launched, such products will be successful.

         Based on the Company's current outlook, the Company believes that its working capital and its investments will be sufficient to fund its operations and capital requirements at least through the first half of 2000. In the event that the Company cannot obtain sufficient liquidity with respect to the Company's investments, the Company may need to obtain debt or equity financing during the first half of 2000. Thereafter, the Company will need to raise additional capital in order to sustain operations unless the Company achieves profitability through the generation of revenues beyond those currently anticipated. The Company is currently exploring its ability to obtain additional financing. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. Failure to obtain additional financing on favorable terms, or at all, could have a substantial adverse effect on the Company's future ability to conduct operations.

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

         To attempt to ensure that the Company's computer systems (including computer hardware and computer software) are "Year 2000 Ready" (that is, are not disrupted by the Year 2000 Issue), the Company developed a plan to assess, and to fix where necessary, any Year 2000 Issue with respect to its computer systems. The Company has identified the fixes that should be made to its computer systems in light of the Year 2000 issue, has completed most of its repair efforts, and currently expects to complete its repair efforts and test its systems before December 1999.

         The Company currently believes that total direct costs associated with making its systems Year 2000 Ready should not exceed $30,000 (most of which costs already have been incurred). The Company does not believe that the diversion of employee resources required to address the Year 2000 Issue will have a material effect on the Company's operating results or financial condition. The Company does not currently have in place a contingency plan of action in the event that it is not able to make its computer systems Year 2000 Ready, but will consider on an ongoing basis whether such a contingency plan should be developed.

         The dates on which the Company believes it will complete its Year 2000 plan, and the costs associated with such efforts, are based on the Company's current best estimates. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, making the Company's systems Year 2000 Ready. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the ability to locate and correct all relevant computer code and hardware devices (such as microcontrollers), timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, the Company cannot guarantee its ability to timely and cost-effectively resolve problems associated with the Year 2000 Issue, and a failure to do so could materially adversely affect the Company's operations and business, and expose it to third party liability.

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

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         In July 1997 certain former limited partners of WisdomTree Associates, L.P. ("WTA"), a domestic private investment fund of which WisdomTree Capital Management, Inc., a wholly-owned subsidiary of the Company, is the general partner, initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v. WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs moved to vacate the default judgment. Defendants opposed the motion. On April 20, 1999, the court denied plaintiffs' motion with respect to Messrs. Schmidt and Steinberg, but granted the motion with respect to WTA and plaintiffs were permitted to and did file and serve a complaint solely against this defendant. WTA moved to dismiss the complaint as to all causes of action other than the breach of contract claim, which motion was denied. Plaintiffs allege that WTA did not timely process plaintiffs' request for redemption of their interest in WTA, which delay allegedly caused plaintiffs to suffer approximately $470,000 in damages. WTA intends to continue conducting a vigorous defense. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

         In April 1999 a stockholder of the Company initiated an action in the Court of Chancery of the State of Delaware, New Castle County, captioned Michele
S. Criden v. Jonathan L. Steinberg, Bruce L. Sokoloff, Peter M. Ziemba and S. Christopher Meigher III (C.A. No. 17082). The Company is named as a nominal defendant in the action. Plaintiff alleged that the four individual defendants, who comprise the entire Board of Directors of the Company, took improper action
(i) on November 19, 1998, in determining to amend the terms of options previously granted to Jonathan Steinberg to reduce their exercise prices (which ranged from $4.9375 to $7.50) to $1.25 (11% higher than the last sale price of the Common Stock on the trading date immediately preceding the date of such amendment), and (ii) on December 23, 1998, in determining to grant replacement options to each of Messrs. Sokoloff, Ziemba and Meigher, conditioned upon cancellation of their existing options, which replacement options had an exercise price of $2.00 per share (the last sale price of the Common Stock on the trading date immediately preceding the date of the new grant), which was less than the exercise price of options previously granted to them (which exercise prices ranged from $4.375 to $10.50). Plaintiff claimed that such actions constituted corporate waste and a diversion of corporate assets for improper and unnecessary purposes and that the directors breached their fiduciary duties, including their duty of loyalty, to the Company and its stockholders. Plaintiff demanded judgment (i) enjoining the four directors from exercising any options at the reduced exercise price, (ii) declaring a constructive trust of any proceeds resulting from the directors' exercise of such options, (iii) damages, on behalf of the Company, for losses and damages suffered and to be suffered in connection with the option repricings, including interest thereon, and (iv) awarding plaintiffs the costs of this action, including reasonable attorney's fees. In June 1999, defendants moved to dismiss the complaint. Plaintiff indicated that she would not oppose the motion, but rather would file an amended complaint. In August 1999, plaintiff filed an amended complaint. In September 1999, defendants moved to dismiss the amended complaint. The Board of Directors believed at the time, and continues to believe, that the actions taken on November 19, 1998 and December 23, 1998, were proper.

ITEM 2.  Changes in Securities

Sales of Unregistered Securities


                                                       Consideration received and       Exemption       If option, warrant or
Date of Sale       Title of security       Number      description of underwriting or   from            convertible security, terms
                                            Sold       other discounts to market        registration    of exercise or conversion
                                                       price afforded to purchasers     claimed
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------


7/99 - 9/99        Options to purchase     692,750     Exercise price would be          Section 4(2)    Vesting over a period of
                   common stock granted                received upon exercise                           three to four years from
                   to employees and                                                                     date of grant, subject to
                   consultants                                                                          certain conditions of
                                                                                                        continued service;
                                                                                                        exercisable for a period
                                                                                                        lasting ten years from date
                                                                                                        of grant at exercise prices
                                                                                                        ranging from $6.00 to
                                                                                                        $2.53125 per share.

----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
 09/29/99          Sale of common stock    779,130     The Company received             Section 4(2)
                   to Telescan, Inc.                   $3,000,000 in cash
                                                       consideration for these
                                                       shares
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
 09/29/99          Sale of common stock    368,301     Three-year license to use        Section 4(2)
                   to Telescan, Inc.                   proprietary technology and
                                                       investment tools on Company
                                                       web sites

----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
 08/16/99          Common stock granted     36,972     Recruiting services              Section 4(2)
                   to consultant
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------




ITEM 6.  Exhibits and Reports on Form 8-K
Exhibits

 Exhibit   Description                          Method of filing
    No.
    3.1    Amended and Restated Certificate     Incorporated by reference to
           of Incorporation of Registrant,      Exhibit 3.2 to the Form 10-Q
           as amended through June 22, 1999     for the quarter ended June 30,
                                                1999


    3.2    By-laws of Registrant amended        Incorporated by reference to
           through April 27, 1999               Exhibit 3.3 to the Form 10-Q
                                                for the quarter ended June 30,
                                                1999

    4.1    Specimen Certificate for Common      Incorporated by reference to
           Stock of Registrant                  Exhibit 4.1 to the Registrant's
                                                Registration Statement on Form
                                                S-18 (File No.33-43551-NY)

   10.1    Stock Purchase Agreement dated       Incorporated by reference to
           as of September 29, 1999 between     Exhibit 10.8 to the Registrant's
           Registrant and Telescan, Inc.        Registration Statement on Form
                                                S-3 dated October 29, 1999
                                                (File No.333-89933)(the "Form
                                                S-3")

   10.2    Letter Agreement dated as of         Incorporated by reference to
           September 29, 1999 between           Exhibit 10.9 to the Form S-3
           Registrant and Telescan, Inc.

   10.3    Employment Agreement between         Filed herewith
           Registrant and David H. Allen
           dated August 9, 1999

   10.4    Stock Option Agreement between       Filed herewith
           Registrant and David H. Allen
           dated August 16, 1999

   10.5    Indemnification Agreement between    Filed herewith
           Registrant and David H. Allen
           dated August 16, 1999

   27      Financial Data Schedule September    Filed only with the electronic
           30, 1999                             submission of Form 10-Q in
                                                accordance with the EDGAR
                                                requirement

   99      Certain Risk Factors                 Filed herewith


(a) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the Quarter Ended September 30, 1999.





                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 15, 1999

                 INDIVIDUAL INVESTOR GROUP, INC. (Registrant)





                 By: /s/ Jonathan L. Steinberg
                     Jonathan L. Steinberg, Chief Executive Officer and Director




                 By: /s/ David H. Allen
                     David H. Allen, Chief Financial Officer