Form 10-K
period 1999-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 2000-04-14
CIK 880631

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

X       Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
-
        Exchange  Act of 1934
For the  fiscal  year  ended:  December  31,  1999
                               -------------------
                                       or
                                       --
____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____to _____

                         Commission file number: 1-10932

                         INDIVIDUAL INVESTOR GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its Charter)
Delaware                                                              13-3487784
--------                                                              ----------
(State or other jurisdiction of                                     IRS Employer
incorporation or organization)                               Identification No.)

                125 Broad Street, 14th Floor, New York, NY 10004
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:  (212) 742-2277
                                                            --------------

         Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of April 10, 2000, the aggregate market value of the Registrant's Common Stock (based on the closing sale price of the Common Stock on that date on the Nasdaq National Market) held by non-affiliates of the Registrant, was approximately $20,979,752.

         As of April 10, 2000, 10,384,602 shares of the Common Stock of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III hereof.

     Important Notice Concerning "Forward-looking Statements" in this Report

   1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the year ended December 31, 1999), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after December 31, 1999. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify
"forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after December 31, 1999, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Any statement in this Report that does not describe a historical fact is deemed to be a forward-looking statement.

   2. Actual Results May Be Different than Projections. Due to a variety of risks and uncertainties, however, actual results may be materially different from the results projected in the forward-looking statements. These risks and uncertainties include those set forth in Item 1 of Part I hereof (entitled "Business"), in Item 7 of Part II hereof (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations"), in Exhibit 99 hereof and elsewhere in this Report.

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

                                     PART I

ITEM 1.  BUSINESS

         Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company") is a financial media company with a portfolio of Internet and print properties that address the needs of (1) an expanding community of investment enthusiasts, (2) financial planners and brokers that serve that community, and
(3) advertisers and business partners who want to reach that market. Reaching more than three million upscale, highly educated and Internet-savvy investors and financial professionals every month, the Company's properties include: individualinvestor.com (http://www.individualinvestor.com), InsiderTrader.com
(http://www.InsiderTrader.com), Individual Investor magazine (500,000 paid circulation), Ticker(sm) magazine (100,000 controlled circulation), and Individual Investor's Special Situations Report newsletter. The Company believes that the two forms of distribution of financial information - electronic and print - are complementary and provide a competitive advantage. The Company is committed to exploiting the synergies that the two forms of media provide. In addition, the Company has developed the INDI SmallCap 500(TM) index of small-cap stocks, which is listed on the American Stock Exchange under the ticker symbol NDI. The Company hopes to license the index to third parties to create financial products (such as exchange-traded share products and mutual funds) based upon the index.

         The Company also plans to continue to monetize its desirable Internet and print demographics through equity-for-advertising barter deals. The Company's first such deal, in which it provided $250,000 of advertising in 1997 for stock in Wit Capital Group, Inc., yielded a gain in excess of $2.8 million in the fourth quarter of 1999. In addition, the Company netted a gain in excess of $900,000 during the third quarter of 1999 on its investment in Kirlin Holding Corp. The Company's investment in Kirlin Holding Corp. was made in connection with an equity-for-advertising acquisition of a stake in Kirlin's subsidiary, VentureHighway.com Inc. The Company's stakes in Internet start-ups VentureHighway.com Inc. and ReverseAuction.com, Inc. also hold promise of appreciation. There can be no assurance that the Company will realize any gains, however, and the Company instead may incur losses, in connection with these investments. The Company's management is actively pursuing discussions with a number of Internet start-ups regarding potential barter deals. However, the Company may not be able to enter into any additional transactions of these types. The Company also believes that it has large e-commerce opportunities for future growth through database mining of its Internet registered user and print subscriber lists.

         The Company provides research and analysis of investment information to individuals and investment professionals through two business segments: Online Services and Print Publications. The relative contribution of the two business segments to the Company's operating revenue and operating profit for the three years ended December 31, 1999, and the identifiable assets of each segment at the end of each year, are included in Note 11 to the Company's consolidated financial statements, which Note is hereby incorporated by reference.

ONLINE SERVICES

         Online Services revenues from advertising, subscriptions and other sources for the year ended December 31, 1999, totaled $2,304,546, or 13% of the Company's total revenues from continuing operations, up 103% from $1,136,032, or 7% of the Company's total revenues from continuing operations, in 1998. Traffic to the Company's websites totaled nearly 16 million page views in the December 1999 quarter, a 32% increase over the September 1999 quarterly traffic.

individualinvestor.com (www.individualinvestor.com)

         The Company launched its flagship Website, individualinvestor.com, in 1997. In mid November 1999, the site was redesigned. The site provides users with continuously updated research, recommendations, message boards, portfolio tracking, analytical tools, and news and financial information. Unlike the majority of online financial media companies (e.g., CBS MarketWatch.com, TheStreet.com, Yahoo! Finance), individualinvestor.com uses its own research analysts to make stock recommendations. The site allows for interaction between users and the Company's approximately 40 research analysts, writers and editors. individualinvestor.com also builds upon work presented in Individual Investor magazine (e.g., material developed for the print publication's educational area is re-purposed in the Investor University(R) section of individualinvestor.com, and the web site provides daily updates on the current Magic 25(TM) picks which were first written about in the January issue of Individual Investor magazine). As of March 1, 2000, individualinvestor.com had approximately 200,000 registered users (registration is currently required only to use the portfolio tools, post messages on message boards and enter investment contests run on the site), up from 155,000 registered users in March 1999.

         Through content sharing and syndication, the Company seeks to increase its brand awareness, create links to its consumer web sites, and in some instances, benefit from revenue sharing agreements. The Company has entered into several key content sharing relationships with major Internet companies such as Yahoo! Finance, Lycos, and CMGI's AltaVista. These content-sharing arrangements are accomplished at little or no cost to the Company by using existing content (e.g., "Stock of the Day," "Industry Analysis," and "Magic 25 Week in Review") from individualinvestor.com. In the fourth quarter of 1999, Internet users accessed in excess of 6.6 million page views of the Company's proprietary and branded financial commentary, analysis and research on its content partners' sites, in addition to the 16 million page views on the Company's own sites.

         The Company has also taken other initiatives to enhance traffic. These include continuously posting up-to-date research, daily e-mail alerts, and promoting various investment contests, such as the Dodge-sponsored Magic25(TM) Challenge and the Individual Investor of the Year(TM) contest. The Company also expects to expand its current offerings on individualinvestor.com with new centers, (e.g., an options center and an earnings center), in association with other Internet companies. The Company also anticipates launching several additional features, such as technical analysis and stock screening tools from partners such as Telescan, Inc.

InsiderTrader.com (www.InsiderTrader.com)

         In November 1998, the Company added a second web site through the acquisition of InsiderTrader.com. The site distributes "insider" data filed with the Securities and Exchange Commission, and a full-time research analyst provides proprietary research based on the data. To drive traffic to the site, InsiderTrader.com has co-branded content sharing arrangements or links with Edgar-Online, Hoover's Online and Infonautic's Company Sleuth. In addition to free content, the site charges an annual subscription fee of $49.95 to access value-added insider data and the site's proprietary research. Additionally, the Company offers a premium service at an additional fee of $17.95 per month to access more extensive and complete insider data, along with other value-added features that allow them to query the database in a more flexible manner. In December 1999, an "Institutional Service" was added, allowing subscribers access to four quarters of the SEC's Form 13F data (institutional holdings of public companies). This service is available for an annual fee of $2,000, or a monthly fee of $249. As of March 1, 2000, the site has approximately 1,300 paying subscribers.

         The Company seeks to increase page views to InsiderTrader.com by continuing to expand its co-branding relationships, and by promoting the service via other means, such as radio programs, interviews in the financial press (e.g., InsiderTrader.com's founder and the Company's Director of Business Development is quoted in The Wall Street Journal as an authority on analyzing insider trading). During 2000, the Company also plans to promote the site with banner ads and e-mail sponsorships on individualinvestor.com and other outside financial web sites. There can be no assurance, however, that these efforts will be successful.

New Internet Web Sites

         During 2000, the Company plans to launch three to four new Internet web sites. SHORTInterest.com will distribute short interest data (positions held by investors in anticipation that the stock will decline in value) in a unique, value-added graphical format. The site will further present value added screens, tables and analysis to assist investors in determining which stocks to avoid or sell short. BioStock.com will distribute data regarding the products, U.S. Food and Drug Administration drug trial phases, and other important information concerning companies in the healthcare, pharmaceutical and biotech sectors. Proprietary commentary and analysis will be generated from the data. Both of these new sites will contain free and subscription-based sections within the sites. The third new site planned is Ticker.com, a community-based business-to-business site for investment advisors and planners. In addition, the Company is evaluating introducing a fourth site, InvestorUniversity.com, an educational site. There can be no assurance, however, that these products will be launched or that, if launched, they will be successful.


Marketing

         The Company markets its web sites through the content-sharing arrangements described above as well as through print and online advertisements and public relations efforts (e.g., exposure of the Company's columnists and research analysts on television and radio in key regional markets). During 1999, the Company targeted print advertising campaigns specifically towards advertising agencies in an effort to increase awareness among advertisers about the Company. The Company has also increased its efforts to cross promote between its Internet and print operations.

Advertising

         The Company currently employs in-house sales personnel to sell online advertising, and has reorganized its internal sales efforts to allow for more effective cross selling of all the Company's print and online products to potential advertisers. The Company also uses an independent sales agent, WinStar Interactive Media Sales, Inc. to sell advertising for individualinvestor.com and InsiderTrader.com. Online advertising revenues typically are measured on a cost per thousand impressions, or "CPM", basis, although other arrangements, such as a cost per click (where payment depends upon the number of times a viewer "clicks" on the advertisement) or cost per action (where payment depends upon the number of times a viewer takes a certain action, such as completing and returning an online questionnaire) may also be employed. CPM rates fluctuate, and may experience industry-wide declines going forward.

         On the basis of independent studies, the Company believes that its Internet properties attract people with strong education, income, investment portfolio size, and Internet usage demographics. The Company believes that this demographic set is an attractive selling point to (1) advertisers, (2) other Internet companies, and (3) for future e-commerce opportunities.

Competition

         The Company's Internet business competes with Briefing.com, which uses internal research analysts, and with various other online financial service companies including TheStreet.com, Raging Bull.com, Yahoo! Finance, Microsoft Investor, Motley Fool, and CBS MarketWatch.com, as well as those sponsored by publishers of certain print magazines, including Money.com and SmartMoney.com. However, these latter companies currently do not provide stock recommendations, instead providing commentary, education and self-directed analysis (e.g., tools). The Company also competes with other online services offered by financial investment houses and publishers. Many of the Company's online competitors have significantly higher monthly page views and substantially greater financial resources than the Company, which may enable such competitors to compete more effectively than the Company for the attention and loyalty of users and for advertising revenues. The Company's competitive strategy is to offer its users proprietary editorial content, research and analysis, together with the other site features (e.g., news, quotes, message boards and portfolio tools) in an appealing and easy-to-use format.

PRINT PUBLICATIONS

         Print Publications revenues from advertising, list rental, circulation and other sources for the year ended December 31, 1999, totaled $15,200,863, or 87% of the Company's total revenues from continuing operations, up 7% from $14,212,147, or 93% of the Company's total revenues from continuing operations, in 1998.

Individual Investor Magazine

         The Company's flagship publication, Individual Investor magazine, is a consumer-oriented monthly investment magazine that offers proprietary research, analysis and recommendations, together with commentary and opinion on investment ideas. Individual Investor seeks differentiation among personal finance magazines through its focus on identifying and recommending investment opportunities on the basis of in-house proprietary research and analysis. Individual Investor focuses on analysis of investment opportunities in public companies and mutual funds that it believes to have the potential to achieve returns higher than those of the general market. In addition to investment ideas, the publication seeks to provide the investor with tools and knowledge to help with investment decisions.

         Individual Investor is printed on a glossy, coated paper stock and has a basic annual subscription rate of $22.95 ($2.99 newsstand price). Individual Investor had a total paid subscriber and newsstand circulation of approximately 500,000 in March 2000, unchanged from March 1999. The Company has intentionally stabilized its circulation and rate base in order to focus on increasing the profitability of each subscriber.

Ticker Magazine

         The Company also publishes Ticker magazine, a monthly trade publication distributed without charge to a controlled circulation of approximately 100,000 investment advisors, brokers and planners. Ticker focuses on providing investment professionals with information to help increase their business, manage their accounts more effectively, and improve results for their clients. The magazine publishes articles on practice management topics, stocks, bonds and mutual funds, and features interviews with selected analysts and research specialists.

         The Company plans to introduce a new web site, Ticker.com, for this audience in 2000, although there can be no assurance that introduction will occur in that time frame.

Individual Investor's Special Situations Report Newsletter

         The Company also publishes Individual Investor's Special Situations Report ("SSR"), a monthly 12-page newsletter. Each issue features one new stock investment recommendation, including a detailed research report that discusses the featured company's operating history, future plans, management, and specific financial projections. In addition, each issue reports on recent company developments of previously recommended stocks and gives buy, hold, or sell recommendations on those stocks.

         The basic annual subscription price for SSR is $165. As of March 2000, SSR had approximately 2,000 paid subscribers, compared with approximately 3,700 in March 1999. SSR's subscription levels declined primarily as a result of a low response to direct mail promotions in 1998. The number of subscribers is expected to increase modestly during 2000.

         The Company plans to convert SSR into a subscription-based Internet product in the future.

Advertising

         Print Publications advertising revenues for 1999 were $10,462,069, up 10% from $9,488,241 in 1998. Print Publications advertising revenues are derived from Individual Investor and Ticker magazines and accounted for 60% of the Company's total revenues from continuing operations for the year ended December 31, 1999, as compared to 62% for 1998. Print Publications advertising sales efforts are performed by the Company's employees and by outside sales representatives located throughout the United States.

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

         The Company intends to increase advertising revenues by continuing to target national consumer and financial advertisers in such industries as automobiles, technology products, insurance, mutual funds and brokerage companies. The Company believes that increased product awareness for both Individual Investor and Ticker through targeted public relations and advertising campaigns, as well as the growth and development of www.individualinvestor.com, will continue to attract more attention to the magazines as an advertising medium. Additionally, the Company has reorganized its internal sales efforts to allow for more effective cross selling of all the Company's products to advertisers. During 2000, Individual Investor magazine, for the first time, expects to be reported in two major national syndicated studies (JD Power Automotive and Mendelsohn Affluent Study). Additionally, the Company anticipates being reported in the syndicated Mediamark Research Inc. Fall 2000 research study (standardized media research studies used by major advertisers). All of these are expected to have a positive effect on the Company's efforts to sell additional advertising pages, although there can be no assurance that the studies will present the Company in a positive light and aid the sales efforts.

Circulation and Marketing

         Print Publications circulation revenues for 1999 were $3,404,165, down slightly from $3,483,706 in 1998. Print Publications circulation revenues, which are derived from Individual Investor magazine and SSR, accounted for approximately 19% of the Company's total revenues from continuing operations for the year ended December 31, 1999, as compared to 23% for 1998. The Company obtains new subscriptions for Individual Investor through leading subscription agencies. The Company also solicits subscriptions for Individual Investor through direct-mail marketing promotions, insert cards in the magazine, and the Internet.

         Single copy, or newsstand, revenues for 1999 were $891,124, up 18% from $754,402 in 1998. Individual Investor is distributed for sale on newsstands ("single-copy sales") throughout the United States by independent parties (the largest of which is International Circulation Distributors, a subsidiary of The Hearst Corporation).

         Ticker is a controlled-circulation magazine distributed to investment advisors, brokers and planners. Names of recipients of Ticker are obtained from lists acquired by the Company, who must respond that they want to continue receiving the publication in order to stay on the circulation list.

         SSR is sold by subscription only. The Company uses targeted direct mail solicitation to promote SSR, and concentrates on cross-marketing this higher-priced publication to the larger Individual Investor subscriber base and to outside lists of other financial newsletter subscribers.

List Rental Revenue

         Print Publications list rental revenues for 1999 were $1,046,979, up 31% from $796,436 in 1998. List rental revenues accounted for 6% of the Company's total revenues from continuing operations for the year ended December 31, 1999, as compared with 5% in 1998. The Company utilizes the services of an independent list-management agent to promote the rental of the Company's Print and Online subscriber lists.

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

         Some of the publications focused on personal finance that compete with Individual Investor are Money, Smart Money, Kiplingers and Worth. In addition, the print publications compete against publications with a broader editorial focus, including The Wall Street Journal, Barrons, Investors Business Daily, Business Week, Forbes and Fortune.

         Ticker competes for advertising and readership with other publications that target brokers, financial advisers and financial industry managers. Those publications include Registered Representative, Investment Advisor, Research, and On Wall Street. The Company also competes with other research reports, newsletters, and other publications and services offered by financial investment houses and publishers.

Production and Operations

         All preliminary research and analysis is done by an in-house research and editorial staff. After the editorial content of the Company's publications is determined, the articles are assigned to either in-house writers or researchers or to freelance columnists. In addition, Individual Investor has arrangements with such well-known authors as CNBC journalist Maria Bartiromo, Morningstar's John Rekenthaler, and Professor Jeremy Siegel from the Wharton School of Business, to provide original articles for publication on a regular basis. The financial tables included in Individual Investor are provided by various vendors. The Company uses in-house software and hardware in the composition and layout of its publications. The Company selects independent printers based on their production quality and competitive costs and service.

         The  Company  uses  an  outside   fulfillment  service  to  manage  its
subscriber files. The service includes receiving subscription orders and payments, sending renewal and invoice notices to subscribers, and generating the subscribers' labels and circulation information reports each month.

EDUCATIONAL SERVICES

         The Company conducted its first paid seminar focused on investment education in January 2000. In addition to seminar fees collected from attendees, the Company received additional revenue from sponsors. The Company is currently evaluating the success of its first endeavor and may plan future such events.


INDI SMALLCAP 500(TM) INDEX

         In addition to the Company's Internet and print operations, the Company also has developed the INDI SmallCap 500(TM) index of small-cap stocks, which is listed on the American Stock Exchange under the ticker symbol NDI. The index is designed to track the 500 fastest-growing small-cap companies in the United States and is recalibrated quarterly. In 1999, the index posted a gain of 44%, outperforming the S&P 600 (12%) and the Russell 2000 (21%). The Company believes that the INDI SmallCap 500(TM) index, with its structural focus on small-cap stocks exhibiting earnings growth, is a better proxy for the small-cap growth sector than any competing index.

          The Company is offering to license the use of the INDI SmallCap 500(TM) as the basis for exchange-traded share products (like the popular SPDRS, or "Spiders", based upon the S&P 500), mutual funds and derivative products, which can be offered by one or more independent issuers. Although the Company has received indications of interest from potential licensees, the Company cannot yet forecast the revenues, if any, that may be generated from this product line. In February 2000, State Street Bank and Trust Company filed an application with the Securities and Exchange Commission for approval to sell an exchange-traded index share product based upon the INDI SmallCap 500(TM) index. There can be no assurance, however, that the Company and State Street will agree upon licensing terms, or that the regulatory approval process will be successfully concluded. Depending upon the commercial success of the INDI SmallCap 500(TM), the Company will consider the development of other indices as the basis for financial products to be offered by one or more independent issuers. As with the INDI SmallCap 500(TM) index, the Company would seek to earn licensing revenue, but cannot estimate at this time the amount of revenue, if any, that the Company might receive.

DISCONTINUED OPERATIONS

         On April 30, 1998, the Company's Board of Directors decided to discontinue the Company's investment management services business. The investment management services business was principally conducted by a wholly-owned subsidiary of the Company, WisdomTree Capital Management, Inc. ("WTCM"). WTCM serves as general partner of (and is an investor in) a domestic private investment fund. The Company is also a limited partner in the fund. As a result of the Board's decision to discontinue the investment management services business, WTCM is continuing to dissolve the domestic investment fund, liquidating its investments and distributing the net assets to all investors as promptly as possible.

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

EMPLOYEES

         As of March 2000, the Company employed 101 persons on a full-time basis: 28 employees in the Online Services segment, 53 employees in the Print Publications segment, and 20 executive, accounting and administrative support personnel.

INTELLECTUAL PROPERTY

         The Company believes that trademarks and service marks are important to its business and actively pursues strategies to protect and strengthen its current marks for use in connection with its products and for future products. The Company is somewhat dependent on the use of certain marks in its operations, particularly the names of its primary web site and its two magazines: individualinvestor.com, Individual Investor, and Ticker, respectively.

         The Company has a perpetual license for use of the trademark INDIVIDUAL INVESTOR. The Company has had negotiations with the licensor to secure assignment of the trademark, but did not reach an agreement. The Company will continue to monitor and seek enforcement against any perceived infringement of the mark, and may again seek assignment of the mark, on terms the Company may deem appropriate.

         An application to register the trademark TICKER was filed in November 1996 in connection with the launch of this publication. Action on this pending trademark application was deferred by the Patent and Trademark Office pending the disposition of the applications for two other marks, one for Global Ticker (which application is still pending) and one for Snapshot Personal Ticker (which subsequently was issued as a registered trademark). The Company believes that these marks are not confusingly similar and will pursue registration of this mark. There can be no assurance, however, that the Company's application will be successful.

         The Company also has registered the trademarks MAGIC 25, INVESTOR UNIVERSITY, INVESTMENT UNIVERSITY, INSIDERTRADER and AMERICA'S FASTEST GROWING COMPANIES. The Company uses these marks regularly in its publications and previously had licensed the latter in connection with certain other business activities.

         During 1998 and 1999, the Company also undertook the development of intellectual property rights with respect to several new marks which the Company intends to use in connection with planned and/or potential business activities or, alternatively, to sell to third parties.

         In addition to trademarks and service marks, the Company also has registered several Internet domain names, including Ticker.com, SHORTInterest.com, BioStock.com and InvestorUniversity.com, which the Company intends to use for its business operations, or alternatively, to sell to third parties. The Company's intellectual property rights also include copyrights in its print and online publishing content.

         The Company will continue to seek to derive value from the development and exploitation of its intellectual property. There can be no assurance, however, that the Company's intellectual property rights will be successfully exploited or that such rights will not be challenged or invalidated in the future.

ITEM 2.  PROPERTIES

         The Company leases 35,000 square feet at 125 Broad Street, New York, New York for its corporate office. The lease runs through March 31, 2004. Aggregate annual rental for this lease is $997,500 plus escalation costs. The Company also leases advertising sales office space in San Francisco, Los Angeles and Chicago.

         The Company also leases 10,000 square feet in New York City, which was sublet as of February 1996 to a third party. This lease expires March 1, 2005. The annual rent for the lease over the term of the sublease ranging from $160,000 to $210,000, plus escalation costs. The sublease also expires on March 1, 2005, and provides for aggregate annual rental receipts ranging from $160,000 to $205,000 over the term of the sublease, plus escalation costs. Although the Company does not currently anticipate that it will incur any material liability with respect to the lease for its former office space, there exists the possibility of such liability.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1997, certain former limited partners of WisdomTree Associates, L.P. ("WTA"), a domestic private investment fund of which WisdomTree Capital Management, Inc., a wholly-owned subsidiary of the Company, is the general partner, initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v. WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs moved to vacate the default judgment. Defendants opposed the motion. In April 1999, the court denied plaintiffs' motion with respect to Messrs. Schmidt and Steinberg, but granted the motion with respect to WTA and plaintiffs were permitted to and did file and serve a complaint solely against this defendant. WTA moved to dismiss the complaint as to all causes of action other than the breach of contract claim, which motion was denied. WTA subsequently answered the complaint and discovery was commenced. In February 2000, plaintiffs moved to amend their complaint to add Messrs. Schmidt and Steinberg as defendants, and defendants moved for summary judgment. Both motions are currently pending. Plaintiffs allege that WTA did not timely process plaintiffs' request for redemption of their interest in WTA, which delay allegedly caused plaintiffs to suffer approximately $470,000 in damages. WTA intends to continue conducting a vigorous defense. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

          In April 1999, a stockholder of the Company initiated an action in the Court of Chancery of the State of Delaware, New Castle County, captioned Michele
S. Criden v. Jonathan L. Steinberg, Bruce L. Sokoloff, Peter M. Ziemba and S. Christopher Meigher III (C.A. No. 17082). The Company is named as a nominal defendant in the action. Plaintiff alleged that the four individual defendants, who comprised the entire Board of Directors of the Company at that time, took improper action (i) on November 19, 1998, in determining to amend the terms of options previously granted to Jonathan Steinberg to reduce their exercise prices (which ranged from $4.9375 to $7.50) to $1.25 (11% higher than the last sale price of the Common Stock on the trading date immediately preceding the date of such amendment), and (ii) on December 23, 1998, in determining to grant replacement options to each of Messrs. Sokoloff, Ziemba and Meigher, conditioned upon cancellation of their existing options, which replacement options had an exercise price of $2.00 per share (the last sale price of the Common Stock on the trading date immediately preceding the date of the new grant), which was less than the exercise price of options previously granted to them (which exercise prices ranged from $4.375 to $10.50). Plaintiff claimed that such actions constituted corporate waste and a diversion of corporate assets for improper and unnecessary purposes and that the directors breached their fiduciary duties, including their duty of loyalty, to the Company and its stockholders. Plaintiff demanded judgment (i) enjoining the four directors from exercising any options at the reduced exercise price, (ii) declaring a constructive trust of any proceeds resulting from the directors' exercise of such options, (iii) damages, on behalf of the Company, for losses and damages suffered and to be suffered in connection with the option repricings, including interest thereon, and (iv) awarding plaintiffs the costs of this action, including reasonable attorney's fees. In June 1999, defendants moved to dismiss the complaint. Plaintiff indicated that she would not oppose the motion, but rather would file an amended complaint. In August 1999, plaintiff filed an amended complaint. In September 1999, defendants moved to dismiss the amended complaint. On March 23, 2000, the Court of Chancery granted defendants' motion and the amended complaint was dismissed for failure to state a claim. Plaintiff may request the court to reconsider its ruling or file an appeal. The Board of Directors believed at the time, and continues to believe, that the actions taken on November 19, 1998 and December 23, 1998, were proper.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

         On December 9, 1996 the Company's Common Stock commenced trading on The Nasdaq National Market, which is the principal trading market for the Company's Common Stock, under the symbol INDI. Previously, the Company's Common Stock had been quoted on the Nasdaq SmallCap Market and the Boston Stock Exchange since the Company's initial public offering on December 4, 1991.

         The table below sets forth for the periods indicated the high and low closing sales prices on the Nasdaq National Market for the Company's Common Stock.

         1999:                             Low ($)         High ($)
         -----                             -------         --------
         First Quarter                     3 1/16          10 3/8
         Second Quarter                    4 1/16           8 5/8
         Third Quarter                     2 17/32          6
         Fourth Quarter                    2 9/16           4 7/8

         1998:
         -----
         First Quarter                     5 1/2            7 5/8
         Second Quarter                    2 7/8            6 7/8
         Third Quarter                       3/4            5
         Fourth Quarter                      7/8            4 1/4


          These amounts represent sales between dealers in securities and do not include retail markups, markdowns or commissions. On April 10, 2000, the last sale price for the Company's Common Stock, as reported by Nasdaq, was $4.00.

Holders

         On March 15, 2000, there were 48 holders of record of the Company's Common Stock. The Company believes that there are approximately 3,450 beneficial owners of the Company's Common Stock.

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

         Dividends on the Company's Series A Preferred Stock are payable annually at the rate of $20 per share and in preference to any dividends on the Company's Common Stock.

Sales of Unregistered Securities

-------------- --------------------- ----------------- ---------------------------- --------------- --------------------------------
                                                       Consideration received and   Exemption       If option, warrant or
Date of sale   Title of security       Number Sold     description of               from            convertible security, terms of
                                                       underwriting or other        registration    exercise or conversion
                                                       discounts to market price    claimed
                                                       afforded to purchasers
-------------- --------------------- ----------------- ---------------------------- --------------- --------------------------------
10/99 -        Options to purchase       216,000       Employment (or director's)   Section 4(2)    Vesting over a period of up to
12/99          common stock                            services; in addition,                       four years from date of grant,
               granted to                              exercise price would be                      subject to certain conditions
               employees and                           received upon exercise                       of continued service;
               director                                                                             exercisable for a period
                                                                                                    lasting up to ten years from
                                                                                                    date of grant at exercise
                                                                                                    prices of $2.5625 to $4.4375
                                                                                                    per share
-------------- --------------------- ----------------- ---------------------------- --------------- --------------------------------

11/29/99       Warrants to                15,000       Financial advisory           Section 4(2)    Vesting immediately;
               purchase common                         services; in addition,                       exercisable for a period
               stock granted to                        exercise price would be                      lasting up to five years from
               consultant                              received upon exersise                       date of grant at an exercise
                                                                                                    price of $2.91875 per share
-------------- --------------------- ----------------- ---------------------------- --------------- --------------------------------
12/14/99       Warrants to                50,000       Financial advisory           Section 4(2)    Vesting 12/16/00 provided that
               purchase common                         services; in addition,                       the financial advisory services
               stock granted to                        exercise price would be                      agreement has not been
               consultant                              received upon exercise                       terminated by the Company by
                                                                                                    12/15/00; exercisable until
                                                                                                    12/15/04 at an exercise price
                                                                                                    of $3.40625 per share
-------------- --------------------- ----------------- ---------------------------- --------------- --------------------------------


ITEM 6.  SELECTED FINANCIAL DATA

          The selected consolidated financial data set forth below is derived from the Company's audited consolidated financial statements and is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

                                                                     At, and for the years ended, December 31,
                                                       1999            1998           1997           1996            1995
                                                       ----            ----           ----           ----            ----
Revenue from continuing operations (a)               $17,505,409     $15,348,179    $14,899,741    $12,537,042     $ 7,485,490
Operating expenses                                    26,007,762      23,382,892     20,206,774     16,073,791      10,699,299
                                                     -----------     -----------    -----------    -----------     ------------
Operating loss from continuing operations             (8,502,353)     (8,034,713)    (5,307,033)    (3,536,749)     (3,213,809)
Investment and other income                            4,309,650         224,213         69,296        177,238       1,059,525
                                                     -----------     -----------    -----------    ------------    ------------
Net loss from continuing operations                   (4,192,703)     (7,810,500)    (5,237,737)    (3,359,511)     (2,154,284)
(Loss) income from discontinued operations               -              (781,370)       277,402        170,059       5,047,092
                                                     -----------     -----------    ------------   ------------    ------------
Net (loss) income                                    ($4,192,703)    ($8,591,870)   ($4,960,335)   ($3,189,452)    $ 2,892,808
                                                     ============    ============   ============   ============    ============

Basic and dilutive (loss) income per common share:

      Continuing operations                              ($0.47)          ($0.99)        ($0.81)        ($0.54)         ($0.45)
      Discontinued operations                            -                 (0.10)          0.04           0.03            1.05
                                                     ------------    ------------   ------------   ------------     -----------
                                                         ($0.47)          ($1.09)        ($0.77)        ($0.51)          $0.60
                                                     ============    ============   ============   ============     ===========
Average number of common shares used in
  computing basic and dilutive (loss)
  income per common share                              9,336,679       7,876,509      6,466,168      6,198,260       4,805,427

Cash and cash equivalents                            $ 6,437,542     $ 4,752,587    $ 3,533,622    $ 1,544,451     $ 6,276,987
Investment in discontinued operations                     49,302         282,383      4,037,432      4,947,500       6,502,729
Total assets                                          16,257,967      10,544,928     12,156,967     11,303,735      16,366,441
Working capital                                        5,163,130       5,805,339      7,798,415      6,715,311      11,967,921
Stockholders' equity                                 $ 7,662,937     $ 5,448,757    $ 6,255,099    $ 5,237,107     $10,468,730
Current ratio                                                2.0             3.0            3.4            3.5             5.7


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Notice Concerning "Forward-looking Statements" in this Report
-----------------------------------------------------------------------

          Please read the notice set forth before Item 1 of Part I of this Report.

Year Ended December 31, 1999 as Compared to the Year Ended December 31, 1998

          Net Loss from Continuing Operations

          The Company's net loss from continuing operations for the year ended December 31, 1999 decreased 46%, to $4,192,703, as compared to $7,810,500 in 1998. The decrease is due primarily to the realized gains on the sales of investments. While advertising revenues increased for both the Online Services and Print Publications segments (by approximately 83% and 10%, respectively), the increase was more than offset by higher operating expenses, primarily marketing, promotion and corporate advertising expenses.

          Online Services operations provided a negative operating contribution (before deducting general and administrative ("G&A"), corporate advertising and depreciation and amortization expenses) of $1,714,259 for the year ended December 31, 1999, as compared to a negative operating contribution of $2,056,633 in 1998. This improvement is due to an 83% increase in advertising revenues, partially offset by higher editorial salaries and consulting fees, as well as increased research salaries and related costs.

          Print Publications operations provided a negative operating contribution (before deducting G&A, corporate advertising and depreciation and amortization expenses) of $246,864 for the year ended December 31, 1999, as compared to a negative operating contribution of $692,731 in 1998. This improvement primarily relates to a 10% increase in advertising revenues together with reduced production and distribution costs, offset in part by increased marketing and promotion expenses.

          The Company believes that losses from continuing operations will increase significantly in 2000 unless the Company realizes additional gains on the sales of investments, which gains are not assured. Although the Company expects that revenues will continue to increase, and that the Print Publications segment will produce a positive contribution to overhead, costs associated with the introduction of new and/or enhanced Online Services products, and content and services needed to retain the current users and to attract new users, will also increase. There can be no assurance, however, that the Company's current estimates will prove to be accurate.

          Operating Revenues

          Total revenues from continuing operations for the year ended December 31, 1999 increased 14%, to $17,505,409, as compared to $15,348,179 in 1998.
Revenues for the Online Services operations increased 103%, to $2,304,546, as compared to $1,136,032 in 1998. Revenues for the Print Publications operations increased 7%, to $15,200,863, as compared to $14,212,147 in 1998. Included in these totals are barter revenues of $105,030 in 1999 and $368,620 in 1998.

          Online Services advertising revenues for the year ended December 31, 1999 increased by 83%, to $2,036,762, as compared to $1,112,802 in 1998. This increase relates primarily to higher individualinvestor.com (www.individualinvestor.com) advertising revenue resulting primarily from a growth in page views and advertising impressions in 1999 over 1998. The Company expects that these trends in revenues, page views, and advertising impressions will continue in 2000. However, there can be no assurance that this will occur. The Company does not currently impose a charge for use of individualinvestor.com.

          Print Publications advertising revenues for the year ended December 31, 1999 increased 10%, to $10,462,069, as compared to $9,488,241 in 1998. This increase relates primarily to Ticker magazine, which achieved a 24% increase in advertising pages per issue, combined with a 12% increase in the net rate per page sold. The Company believes that Ticker magazine's advertising revenues will continue to increase in 2000, with further increases in pages sold at a higher net rate per page, although there can be no assurance that this will occur. Individual Investor magazine's advertising revenues for the year ended December 31, 1999 also increased, due to a 17% increase in the net rate per page, partially offset by a 12% decrease in pages sold. The Company believes that Individual Investor magazine's advertising revenues will also increase in 2000, primarily due to increased pages sold. However, there can be no assurance that this will occur.

          Print Publications circulation revenues for the year ended December 31, 1999 decreased 2%, to $3,404,165, as compared to $3,483,706 in 1998. The decrease relates primarily to a reduction in subscription revenue from Special Situations Report due to a decrease in paid subscribers to approximately 1,900 as of March 2000, as compared to approximately 3,700 as of March 1999. SSR's subscription levels, which have declined primarily as a result of a low response to direct mail promotions, are expected to increase modestly during 2000. The Company plans to convert SSR into a subscription-based web product in the future.

          Print Publications list rental and other revenues for the year ended December 31, 1999 increased 8%, to $1,334,629, as compared to $1,240,200 in 1998. The increase relates primarily to higher list rental revenues attributable to the Company's improving print subscriber lists, partially offset by a reduction in the sale of reprints from Individual Investor magazine.

          Operating Expenses

          Total operating expenses from continuing operations for the year ended December 31, 1999 increased 11%, to $26,007,762, as compared to $23,382,892 in
1998. The increase is primarily due to higher marketing, promotion and corporate advertising expenses, as well as increased salaries and related expenses as a result of hiring additional sales personnel. Included in these totals are barter expenses of $105,030 in 1999 and $595,876 in 1998.

          Editorial, production and distribution expenses for the year ended December 31, 1999 increased 3%, to $11,797,411, as compared to $11,429,496 in 1998. Online Services production and editorial expenses increased 30%, to $2,838,840, as compared to $2,178,042 in 1998. The increase is primarily related to higher salaries and consulting fees, as well as increased research-related costs, for the Company's primary web site, individualinvestor.com, together with a full year of production and research costs for InsiderTrader.com, which the company purchased in November 1998, partially offset by reduced production and outside development costs for individualinvestor.com. Print Publications editorial, production and distribution expenses decreased by 3%, to $8,958,571, as compared to $9,251,454 in 1998. This decrease relates primarily to Individual Investor magazine, which had lower paper and postage costs, and reduced manufacturing expenses. These savings were partially offset by increased editorial salaries, manuscript and art costs for both Individual Investor and Ticker magazines.

          Promotion and selling expenses for the year ended December 31, 1999 increased by 15%, to $7,669,121, as compared to $6,668,047 in 1998. Online Services promotion and selling expenses for the year ended December 31, 1999 increased by 16%, to $1,179,965, as compared to $1,014,623 in 1998. This increase is primarily due to higher marketing and promotion expenses and increased salaries, partially offset by lower advertising commissions due to the use of an in-house sales staff in 1999. Print Publications promotion and selling expenses for the year ended December 31, 1998 increased by 15%, to $6,489,156, as compared to $5,653,424 in 1998. The increase relates primarily to increased marketing and promotion expenses, increased salaries and benefits as a result of hiring additional in-house sales personnel, and severance related to an employee termination arrangement, partially offset by reduced newsstand promotion and subscription renewal costs.

          General and administrative expenses for the year ended December 31, 1999 increased by 7%, to $5,291,648, as compared to $4,964,069 in 1998. The increase relates primarily to increased rent and other expenses related to the relocation of the Company's corporate office in March 1999, partially offset by reduced recruiting fees.

          Corporate advertising expenses for the year ended December 31, 1999 were $725,867 as compared to none in 1998. These expenses relate to a corporate trade and consumer brand awareness advertising campaign. The campaign was designed to attract further advertisers to both the online and print operations, spur online traffic growth and to increase awareness of the Company in the financial community.

          Depreciation and amortization expense for the year ended December 31, 1999 increased by 63%, to $523,715, as compared to $321,280 in 1998. The increase is attributable to additional depreciation for furniture and fixtures as well as amortization of leasehold improvements, primarily related to the move to the new corporate office.

          Investment and Other Income

          Investment and other income for the year ended December 31, 1999 increased to $4,309,650, as compared to $224,213 in 1998. This is primarily due to realized gains on sales of investments in 1999 of $4,144,396, as compared to $67,452 in 1998. The gains primarily related to Wit Capital Group, Inc. ($2,839,460), which was obtained as part of an equity-for-advertising arrangement in June 1997, and Kirlin Holding Corp. ($938,594) which was obtained in conjunction with an equity-for-advertising transaction involving a Kirlin subsidiary, VentureHighway.com Inc.

          The Company plans to complete additional equity-for-advertising deals in 2000 in order to leverage its more than three million demographically desirable monthly Internet and print users. In February, the Company acquired a 3.3% stake (on a fully diluted basis) of ReverseAuction.com, Inc., an Internet auction site, in exchange for advertising in the Company's online and print properties. There can be no assurance that the Company ultimately will realize any value with respect to its investments in VentureHighway.com Inc., ReverseAuction.com, or any subsequent investments.

          Discontinued Operations

          On April 30, 1998 the Company's Board of Directors decided to discontinue the Company's investment management services business. As a result of the Board's decision, WisdomTree Capital Management, Inc. ("WTCM") is continuing to dissolve the domestic and offshore investment funds, liquidating fund investments and distributing the net assets to all investors as promptly as possible. Accordingly, the operating results related to investment management services have been segregated from continuing operations and reported as a separate line item on the statement of operations.

          There was no net income or loss from discontinued operations for the year ended December 31, 1999, as compared to a net loss of $781,370 in 1998. No additional loss amounts were recorded by the Company for the year ended December 31, 1999 for discontinued operations because the Company believes that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by the provisions established in 1998.

          The Company's net investment in discontinued operations of $49,302 at December 31, 1999 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

          Net Loss

          The Company's net loss for the year ended December 31, 1999 decreased 51%, to $4,192,703, as compared to a net loss of $8,591,870 in 1998. No income taxes were provided in 1999 or 1998 due to the net loss. The basic and dilutive net loss per weighted average common share for the year ended December 31, 1999 was $0.47, as compared to $1.09 in 1998.

Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997

          Net Loss from Continuing Operations

          The Company's net loss from continuing operations for the year ended December 31, 1998 increased 49%, to $7,810,500, as compared to $5,237,737 in 1997. The increase was due primarily to three factors: the growing investment in the development of the Company's Online Services; the decrease in advertising pages and revenues for Individual Investor magazine; and high levels of severance and hiring expenses incurred relating to changes in senior management and key advertising sales personnel.

          Online Services operations provided a negative operating contribution (before deducting general and administrative ("G&A"), corporate advertising and depreciation and amortization expenses) of $2,056,633 for the year ended December 31, 1998, as compared to a negative operating contribution of $820,070 in 1997. This increase was due to higher levels of expenses incurred for the development, redesign, and marketing of the Company's primary web site, individualinvestor.com (www.individualinvestor.com), offset in part by higher revenues.

          Print Publications operations provided a negative operating contribution (before deducting G&A, corporate advertising and depreciation and amortization expenses) of $692,731 for the year ended December 31, 1998, as compared to a positive operating contribution of $78,728 in 1997. This change was primarily due to a decrease in circulation revenues for Special Situations Report combined with a 24% increase in operating expenses for Ticker magazine.

          Operating Revenues

          Total revenues from continuing operations for the year ended December 31, 1998 increased 3%, to $15,348,179, as compared to $14,899,741 in 1997.
Revenues for the Online Services operations increased 441%, to $1,136,032, as compared to $210,020 in 1997. Revenues for the Print Publications operations decreased 3%, to $14,212,147, as compared to $14,689,721 in 1997. Included in these totals are barter revenues of $368,620 in 1998 and $323,335 in 1997.

          Online Services advertising revenues for the year ended December 31, 1998 increased by 443%, to $1,112,802, as compared to $205,020 in 1997. This
increase        relates        primarily        to        individualinvestor.com
(www.individualinvestor.com) being operational and generating revenues for the full year of 1998 as compared to four months during 1997. In addition, advertising revenue per month increased as a result of a growth in page views and advertising impressions in 1998 over 1997.

          Print Publications advertising revenues for the year ended December 31, 1998 increased 1%, to $9,488,241, as compared to $9,373,553 in 1997. This increase relates primarily to Ticker magazine, which achieved a 24% increase in advertising pages per issue, as well as 20% circulation and rate increases effected in February 1998. Additionally, Ticker published twelve issues in 1998 compared to ten in 1997. This increase was partially offset by a 22% decrease in Individual Investor magazine advertising pages. The decrease in Individual Investor magazine's total ad pages occurred during a year of transition for the Company's sales department. In addition to the appointment of a new Group Publisher in April 1998, in May 1998 the Company replaced its West Coast outside sales representative with two in-house sales representatives located in Los Angeles and San Francisco.

          Print Publications circulation revenues for the year ended December 31, 1998 decreased 12%, to $3,483,706, as compared to $3,953,285 in 1997. The decrease relates primarily to a reduction in subscription revenue from Special Situations Report due to a decrease in paid subscribers to approximately 3,700 as of March 1999, as compared to approximately 5,000 as of March 1998. SSR's subscription levels have declined primarily as a result of changes in the timing of new and renewal promotions.

          Print Publications list rental and other revenues for the year ended December 31, 1998 decreased 9%, to $1,240,200, as compared to $1,362,883 in 1997. The decrease was primarily attributable to reduced demand and the decrease in the number of subscribers to Special Situations Report, partially offset by an increase in the sale of reprints from Individual Investor and Ticker magazines and increased revenues generated from an affinity credit card agreement.

          Operating Expenses

          Total operating expenses from continuing operations for the year ended December 31, 1998 increased 16%, to $23,382,892, as compared to $20,206,774 in
1997. The increase was primarily due to two factors: substantially higher expenses associated with the continued development of the Company's online services; and increased general and administrative severance and hiring expenses related to changes in senior management and key advertising sales personnel. Included in these totals are barter expenses of $595,876 in 1998 and $$86,827 in 1997.

          Editorial, production and distribution expenses for the year ended December 31, 1998 increased 20%, to $11,429,496, as compared to $9,505,718 in 1997. Online Services production and editorial expenses increased 152%, to $2,178,042, as compared to $863,512 in 1997. The increase was primarily related to individualinvestor.com having operating expenses for the full year of 1998, as well as continuing development, redesign, and maintenance of the service. Print Publications editorial, production and distribution expenses increased by 7%, to $9,251,454, as compared to $8,642,206 in 1997. This increase was primarily due to Ticker publishing twelve issues in 1998 as compared to ten in 1997, as well as additional copies printed for a larger average subscriber base for the year in both Individual Investor and Ticker. Additionally, Print Publications editorial costs for the year ended December 31, 1998 increased due to higher staffing levels. These increases were offset in part by reduced manufacturing expenses.

          Promotion and selling expenses for the year ended December 31, 1998 increased by 9%, to $6,668,047, as compared to $6,135,365 in 1997. Online Services promotion and selling expenses for the year ended December 31, 1998 increased 509%, to $1,014,623, as compared to $166,578 in 1997. This increase was primarily due to higher commissions related to increased advertising sales and other advertising promotion expenses. Print Publications promotion and selling expenses for the year ended December 31, 1998 decreased by 5%, to $5,653,424, as compared to $5,968,787 in 1997. The decrease was primarily the result of the costs expended to maintain a stable circulation in 1998 being less than the costs expended to increase the subscriber base in 1997. This decrease was partially offset by increased salaries and benefits as a result of hiring additional in-house sales personnel.

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

          Investment and Other Income

          Investment and other income for the year ended December 31, 1998 increased by 224%, to $224,213, as compared to $69,296 in 1997. This was primarily due to varying levels of cash invested by the Company, as well as realized gains on sales of investments in 1998 of $67,452. The investments were obtained as part of a distribution received from WisdomTree Associates, L.P. in July 1998.

          Discontinued Operations

          Net loss from discontinued operations, as previously defined, for the year ended December 31, 1998 was $781,370, as compared to net income of $277,402 for 1997. As of December 31, 1998, the Company's investment in the discontinued operations was $282,383.

          Net Loss

          The Company's net loss for the year ended December 31, 1998 increased 73%, to $8,591,870, as compared to a net loss of $4,960,335 in 1997. No income taxes were provided in 1998 or 1997 due to the net loss. The basic and dilutive net loss per weighted average common share for the year ended December 31, 1998 was $1.09, as compared to $0.77 in 1997.

Liquidity and Capital Resources

          As of December 31, 1999, the Company had working capital of $5,163,130, which included cash and cash equivalents totaling $6,437,542. During 1999, the Company received $3,000,000 from the issuance of common stock to Telescan, Inc., $5,841,196 from sales of investments, $2,290,390 from exercises of stock options, and $233,081 from the liquidation of the domestic fund. These inflows more than funded the Company's net cash used in operating activities of $7,141,246 during the period.

          The Company has entered into a letter of intent ("Letter of Intent") for the sale of 11,200 shares of Series B Convertible Preferred Stock (the "Preferred Stock"), par value $.01 per share, convertible into shares of the Company's Common Stock, for $5.6 million. The Letter of Intent provides for $2.8 million to be paid to the Company on the initial closing date (which is expected in April 2000), and an additional $2.8 million to be funded at a second closing once the registration statement related to the Common Stock underlying the Preferred Stock has been declared effective by the Securities and Exchange Commission (the "Effective Date"). The Preferred Stock could be converted into Common Stock at a fixed price of $4.00 per share (which price was a slight premium to the closing price of the Common Stock on the day the parties executed the Letter of Intent), except that the purchasers could elect to reset the initial conversion price on one occasion until the first anniversary of the Effective Date, to a fixed price not less than $3.00 per share (based on the average of the closing bid price of the Common Stock as reported by Nasdaq for the 10 trading days immediately preceding the date the reset is requested), provided that the Preferred Stock has not previously been converted. The Letter of Intent states that the purchasers could not take a short or put-equivalent position in the Common Stock during any period that the Common Stock is trading below $4.00 per share. The Preferred Stock would be entitled to receive a 5% cash dividend, payable annually. The Preferred Stock would be convertible up to 3 years from the Effective Date. Any unconverted Preferred Stock on the third anniversary of the Effective Date would be converted into Common Stock on such date. The Company would have the right to require conversion of the Preferred Stock (but not more than 25% of the Preferred Stock during any 30 day calendar period) if the average closing bid price of the Common Stock over any 20 consecutive days equals or exceeds $10.00. The Company would file a registration statement with respect to the Common Stock underlying the Preferred Stock and the Warrants described below within 30 days and would use its best efforts to cause such statement to be declared effective within 90 days (certain cash liquidated damages are payable by the Company if the registration statement is not declared effective within 105 days).

          In connection with the above financing, the Company has used two investment bankers to provide financing services. The first investment banker would receive a cash fee equal to 3% of the total dollar amount funded, Preferred Stock equal to 2% of the total dollar amount funded and a five year warrant to purchase 55,000 shares of the Common Stock (the "Warrants") at an exercise price of $4.00 per share. The Company could call the Warrants (up to 25% of the originally issued amount within any 30 calendar day period) if the closing bid price of the Common Stock as reported by Nasdaq equals or exceeds $10.00 for 15 consecutive trading days and certain other conditions are met. Additionally, the Company would issue the second investment banker a cash fee equal to 5% of the gross amount of the financing, plus a five year warrant to purchase 55,000 shares of the Common Stock at an exercise price of $4.00 per share.

          The Company has completed negotiation of definitive documents to implement the Letter of Intent. There can be no assurance, however, that the definitive documents will be executed or that this financing will close.

          The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses while continuing to invest in its existing products. The Company anticipates quarterly losses to continue through 2000. Profitability may be achieved in future periods only if the Company can substantially increase its revenues and/or realize capital gains on investments while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, that capital gains will be realized on investments (instead capital losses in fact may be realized), or that the increases in expenses can be controlled adequately to enable the Company to attain profitability.

          Management continues to expect that revenues will grow significantly in 2000 as the Company implements changes made by a new management team. The Company plans to continue investing in its Online Services because it believes that this line of business offers the greatest opportunity for generating substantial revenues and shareholder value over the longer term. There can be no assurance, however, that anticipated online traffic growth in fact will be realized, or that if realized, it would result in higher revenues or shareholder value. The Company also expects to launch additional subscription-based online products in 2000. There can be no assurance, however, that such products in fact will be launched, be launched on time, or that if launched, such products would be successful.

          Print Publications advertising sales are expected to increase due to the addition of new sales personnel and the effect of the increased awareness in the marketplace due in part to a trade and consumer brand awareness advertising campaign in the fourth quarter of 1999. There can be no assurance, however, that advertising sales will increase because higher advertising rates may not be accepted by advertisers, advertising pages may decline for Individual Investor magazine, circulation may drop at either or both Individual Investor and Ticker, and the advertising mix may change. Although the Company has recently added new advertising sales personnel, no assurance can be given that these changes will result in advertising revenue increases. The Company also believes that a stock market correction or "bear" market could adversely affect its ability to sell advertising, particularly to the financial advertiser categories.

          Based on the Company's current outlook, the Company believes that its working capital, investments and the anticipated proceeds from the sale of $5.6 million in Convertible Preferred Stock noted above would be sufficient to fund its operations and capital requirements through 2000. Thereafter, the Company will need to raise additional capital in order to sustain operations unless the Company achieves profitability through the generation of revenues beyond those currently anticipated. The Company is currently exploring its ability to obtain additional financing. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. Failure to obtain additional financing on favorable terms, or at all, could have a substantial adverse effect on the Company's future ability to conduct operations.

Recent Accounting Pronouncement

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

Year 2000

          The Year 2000 Issue concerned the inability of information systems, whether due to computer hardware or software, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems recorded years in a two-digit format. Such computer systems may have been unable to properly interpret dates beyond the year 1999, which could have led to business disruptions in the U.S. and internationally.

          The Company believes it is now Year 2000 compliant and there were no adverse events that occurred and no contingency plans were required to be implemented relating to the Year 2000 problem at year-end 1999. Although it is now past January 1, 2000, and we have not experienced any adverse impact from the transition to the Year 2000, we cannot assure you that we or our suppliers and customers have not been affected in a manner that is not yet apparent. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Individual Investor Group, Inc.
New York, NY


We have audited the accompanying consolidated balance sheets of Individual Investor Group, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of WisdomTree Associates, L.P. (the "Partnership") for the year ended December 31, 1997. The Company's investment in the Partnership is accounted for by the use of the equity method and is included in discontinued operations. The company's share of net operating losses of $10,067 for the year ended December 31, 1997, is included in the accompanying financial statements. The statements of the Partnership were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership for the year ended December 31, 1997, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Individual Investor Group, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

April 14, 2000




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

                                                     Ernst & Young LLP

New York, New York
February 27, 1998


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                       ------------ ------------

                 ASSETS                                    1999         1998
                                                       ------------ ------------
Current assets:
   Cash and cash equivalents                           $ 6,437,542  $ 4,752,587
   Investments (Notes 1 and 2)                            -             877,231
   Accounts receivable (net of allowances                3,019,710    2,356,126
     of $419,048 in  1999 and $391,328 in 1998)
   Investment in discontinued operations (Note 3)           49,302      282,383
   Prepaid expenses and other current assets               864,851      386,761
                                                       ------------ ------------

           Total current assets                         10,371,405    8,655,088

Investment (Notes 1 and 2)                               2,638,356      -
Deferred subscription expense                              383,624      576,237
Property and equipment - net (Note 4)                    1,653,659      586,007
Security deposits                                          374,527      469,627
Other assets                                               836,396      257,969
                                                       ------------ ------------

           Total assets                                $16,257,967  $10,544,928
                                                       ============ ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $ 3,024,395  $ 2,191,765
   Accrued expenses (Note 5)                               716,670      519,887
   Deferred advertising revenue                          1,467,210      138,097
                                                       ------------ ------------

           Total current liabilities                     5,208,275    2,849,749

Deferred advertising revenue                               938,164      -
Deferred subscription revenue                            2,448,591    2,246,422
                                                       ------------ ------------

           Total liabilities                             8,595,030    5,096,171
                                                       ------------ ------------

Commitments and contingencies (Note 6)

Stockholders' Equity: (Note 9)

   Preferred stock, $.01 par value, authorized
    2,000.000 shares,10,000 issued and outstanding
    in 1999 and 1998                                           100          100
   Common stock, $.01 par value; authorized 40,000,000
   shares, 10,353,901 issued and outstanding in 1999;
   authorized 18,000,000 shares, 8,490,851 issued and
   outstanding in 1998                                     103,539       84,909
   Additional paid-in capital                           33,421,542   26,898,968
   Warrants                                                742,079      453,868
   Deferred compensation                                  (272,038)     -
   Accumulated deficit                                 (26,332,285) (21,922,595)
   Accumulated other comprehensive loss (Note 9)          -             (66,493)
                                                       ------------ ------------

           Total stockholders' equity                    7,662,937    5,448,757
                                                       ------------ ------------

           Total liabilities and stockholders' equity  $16,257,967  $10,544,928
                                                       ============ ============

See Notes to Consolidated Financial Statements



                  INDIVIDUAL  INVESTOR  GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Year Ended December 31,
                                                                 --------------------------------------------------

                                                                    1999                 1998              1997
                                                                 -------------       ------------      ------------
Revenues:
      Online Services                                             $ 2,304,546        $ 1,136,032      $    210,020
      Print Publications                                           15,200,863         14,212,147        14,689,721
                                                                 -------------       ------------      ------------
      Total revenues                                               17,505,409         15,348,179        14,899,741
                                                                 -------------       ------------      ------------

Operating expenses:

      Editorial, production and distribution                       11,797,411         11,429,496         9,505,718
      Promotion and selling                                         7,669,121          6,668,047         6,135,365
      General and administrative                                    5,291,648          4,964,069         4,222,386
      Corporate advertising                                           725,867            -                 -
      Depreciation and amortization                                   523,715            321,280           343,305
                                                                 -------------       ------------      ------------
      Total operating expenses                                     26,007,762         23,382,892        20,206,774
                                                                 -------------       ------------      ------------

Operating loss from continuing operations                          (8,502,353)        (8,034,713)       (5,307,033)

Investment and other income (Note 2)                                4,309,650            224,213            69,296

                                                                 -------------       ------------      ------------
Net loss from continuing operations                                (4,192,703)        (7,810,500)       (5,237,737)
                                                                 -------------       ------------      ------------

Discontinued operations (Note 3)
      (Loss) income from discontinued operations                      -                 (189,629)          277,402
      Loss on disposal of discontinued operations                     -                 (591,741)          -
                                                                 -------------       ------------      ------------
(Loss) income from discontinued operations                            -                 (781,370)          277,402
                                                                 -------------       ------------      ------------

Net loss                                                          ($4,192,703)       ($8,591,870)      ($4,960,335)
                                                                 =============       ============      ============

Basic and dilutive (loss) income per common share:

Continuing operations                                                  ($0.47)            ($0.99)           ($0.81)
Discontinued operations                                             -                      (0.10)             0.04
                                                                 -------------       ------------       -----------
Net loss per share                                                     ($0.47)            ($1.09)           ($0.77)
                                                                 =============       ============       ===========

Average number of common shares used in computing                   9,336,679          7,876,509         6,466,168
      basic and dilutive (loss) income per common share

See Notes to Consolidated  Financial Statements


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    (Note 9)



                                                 Preferred Stock        Common Stock
                                                -----------------------------------------   Additional
                                                 Shares      Par      Shares      Par         Paid-in
                                                 Issued     Value     Issued     Value        Capital    Warrants
                                                ------------------------------------------------------------------
Balance, December 31, 1996                          -         -      6,142,119   $61,421    $13,523,643     -

Exercise of options - net                           -         -        153,983     1,540        749,220     -

Issuance of common stock                            -         -        849,969     8,500      5,241,500     -

Net loss                                            -         -         -          -            -           -

Change in accumulated other comprehensive
  income (loss)                                     -         -         -          -            -           -

Comprehensive loss                                  -         -         -          -            -           -



------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                          -         -      7,146,071    71,461     19,514,363     -

Exercise of options - net                           -         -         84,938       850        397,303     -

Stock option and warrant transactions               -         -         -          -                      $453,868

Issuance of preferred stock                        10,000     $100      -          -          1,999,900     -

Issuance of common stock                            -         -      1,259,842    12,598      4,987,402     -

Net loss                                            -         -         -          -            -           -

Change in accumulated other comprehensive
  income (loss)                                     -         -         -          -            -           -

Comprehensive loss                                  -         -         -          -            -           -



------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                         10,000      100   8,490,851    84,909     26,898,968    453,868

Exercise of options - net                           -         -        676,247     6,762      2,283,628     -

Stock option and warrant transactions               -         -         -          -                       288,211

Issuances of common stock for services rendered     -         -         39,372       394        115,920     -

Amortization of deferred compensation               -         -         -          -            -           -

Issuance of common stock - Telescan                 -         -        779,130     7,791      2,992,209     -

Issuance of common stock - Telescan license fee     -         -        368,301     3,683      1,130,817     -

Net loss                                            -         -         -          -            -           -

Preferred stock dividends                           -         -         -          -            -           -

Change in accumulated other comprehensive
  income (loss)                                     -         -         -          -            -           -

Comprehensive loss                                  -         -         -          -            -           -



------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                         10,000     $100  10,353,901   $103,539   $33,421,542   $742,079
==================================================================================================================


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    (Note 9)




                                                                           Accumulated
                                                                              Other
                                                  Deferred   Accumulated  Comprehensive   Comprehensive
                                                Compensation   Deficit    Income (Loss)      Loss           Total
                                                ---------------------------------------------------------------------

 Balance, December 31, 1996                         -        ($8,370,390)      $22,433        -           $5,237,107

 Exercise of options - net                          -            -             -              -              750,760

 Issuance of common stock                           -            -             -              -            5,250,000

 Net loss                                           -         (4,960,335)      -          ($4,960,335)    (4,960,335)

 Change in accumulated other comprehensive
   income (loss)                                    -            -             (22,433)       (22,433)(a)    (22,433)
                                                                                         -------------
 Comprehensive loss                                 -            -             -          ($4,982,768)       -
                                                                                         =============
 --------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1997                         -        (13,330,725)      -              -            6,255,099

 Exercise of options - net                          -            -             -              -              398,153

 Stock option and warrant transactions              -            -             -              -              453,868

 Issuance of preferred stock                        -            -             -              -            2,000,000

 Issuance of common stock                           -            -             -              -            5,000,000

 Net loss                                           -         (8,591,870)      -          ($8,591,870)    (8,591,870)

 Change in accumulated other comprehensive
   income (loss)                                    -            -             (66,493)       (66,493)(a)    (66,493)
                                                                                          ------------
 Comprehensive loss                                 -            -             -          ($8,658,363)       -
                                                                                          ============

 --------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1998                         -        (21,922,595)      (66,493)       -            5,448,757

 Exercise of options - net                          -            -             -              -            2,290,390

 Stock option and warrant transactions           ($274,206)      -             -              -               14,005

 Issuances of common stock for services rendered    -            -             -              -              116,314

 Amortization of deferred compensation               2,168       -             -              -                2,168

 Issuance of common stock - Telescan                -            -             -              -            3,000,000

 Issuance of common stock - Telescan license fee    -            -             -              -            1,134,500

 Net loss                                           -         (4,192,703)      -          ($4,192,703)    (4,192,703)

 Preferred stock dividends                          -           (216,987)      -              -             (216,987)

 Change in accumulated other comprehensive
   income (loss)                                    -            -              66,493         66,493 (a)     66,493
                                                                                          ------------
 Comprehensive loss                                 -            -             -          ($4,126,210)       -
                                                                                          ============


 --------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1999                      ($272,038) ($26,332,285)      -              -           $7,662,937
 ====================================================================================================================



(a) Disclosure of change in accumulated other comprehensive income (loss):

                                                         1997        1998        1999
                                                         ----        ----        ----
Unrealized holding (loss) gain arising during period   ($11,902)      $959    $4,210,889
Less: Reclassification adjustment for gain
         recognized in net loss                         (10,531)   (67,452)   (4,144,396)
                                                       ----------------------------------
                                                       ($22,433)  ($66,493)      $66,493
                                                       =================================


See Notes to Consolidated Financial Statements


                   INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                        Year Ended December 31,
                                                           --------------------------------------------------
                                                               1999               1998               1997
                                                           ------------       ------------       -----------
Cash flows from operating activities:

Net loss                                                   ($4,192,703)       ($8,591,870)       ($4,960,335)
Less:
      (Loss) income from discontinued operations               -                 (781,370)           277,402
                                                           ------------       ------------       ------------
      Loss from continuing operations                       (4,192,703)        (7,810,500)        (5,237,737)
Reconciliation of net loss to net cash used in
operating activities:
      Depreciation and amortization                            523,715            321,280            343,305
      Stock option and warrant transactions                    350,877            159,909            -
      Loss on sale of equipment                               -                     2,671            -
      Gain on sale of investments                           (4,144,396)           (67,452)            10,531)
      Changes in operating assets and liabilities:
      (Increase) decrease in:
           Accounts receivable                                (663,584)           637,173           (412,027)
           Prepaid expenses and other current assets          (214,150)           (14,980)           165,709
           Security deposits                                    95,100           (334,710)            37,200
           Other assets                                         50,779            (39,817)           (22,433)
           Deferred subscription expense                       192,613           (149,411)           530,588
      Increase (decrease) in:
           Accounts payable and accrued expenses             1,029,413           (185,837)           159,598
           Deferred advertising revenue                       (371,079)          (205,153)            93,250
           Deferred subscription revenue                       202,169           (414,707)          (667,608)
                                                           ------------         ----------       ------------
      Net cash used in operating activities                 (7,141,246)        (8,101,534)        (5,020,686)
                                                           ------------         ----------       ------------

Cash flows from investing activities:

Purchase of property and equipment                          (1,568,403)          (353,713)          (178,372)
Proceeds from sale of equipment                               -                     3,652            -
Proceeds from sale of investments                            5,841,196            223,556            -
Purchase of investments                                       (753,076)          -                   -
Purchase of InsiderTrader.com                                 -                   (75,000)           -
Net cash provided by discontinued operations                   233,081          2,123,851          1,187,469
                                                           ------------         ----------       ------------
      Net cash provided by investing activities              3,752,798          1,922,346          1,009,097
                                                           ------------         ----------       ------------

Cash flows from financing activities:

Proceeds from exercise of stock options                      2,290,390            398,153            750,760
Proceeds from issuance of preferred stock (Note 9)             -                2,000,000          -
Proceeds from issuance of common stock (Note 9)              3,000,000          5,000,000          5,250,000
Preferred stock dividends                                     (216,987)          -                 -
                                                           ------------       ------------       ------------
      Net cash provided by financing activities              5,073,403          7,398,153          6,000,760
                                                           ------------       ------------       ------------

Net increase in cash and cash equivalents                    1,684,955          1,218,965          1,989,171
Cash and cash equivalents, beginning of period               4,752,587          3,533,622          1,544,451
                                                           ------------       ------------       ------------

Cash and cash equivalents, end of period                    $6,437,542         $4,752,587         $3,533,622
                                                           ============       ============       ============


See Notes to Consolidated  Financial Statements


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company") are primarily engaged in providing financial information services. The Company's operating subsidiaries are focused on providing research and analysis of investment information to individuals and investment professionals through two business segments: Online Services and Print Publications. The
Company's Online Services segment includes individualinvestor.com (www.individualinvestor.com) and InsiderTrader.com (www.InsiderTrader.com). The Company's Print Publications segment publishes and markets Individual Investor, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company contracts with unaffiliated suppliers for paper, printing, binding, subscription fulfillment, newsstand distribution and list management. See Note 11 for additional information regarding the Company's business segments and operations.

         In November 1998, the Company acquired certain assets and assumed certain liabilities of InsiderTrader.com, a subscriptions-based web site that distributes "insider" data filed with the Securities and Exchange Commission, and provides proprietary research based on the data, for a cash purchase price of $75,000, and an obligation to pay an additional $75,000 if certain performance is achieved. In conjunction with the acquisition, $39,816 of deferred subscription liabilities were assumed. The excess of cost over the fair value of net assets acquired of $114,816 was allocated to goodwill (included in "Other assets" in the accompanying financial statements) and is being amortized on a straight-line method over a period of five years.

         Principles of Consolidation - The consolidated financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries:
Individual Investor Holdings, Inc., WisdomTree Capital Management, Inc., WisdomTree Administration, Inc., WisdomTree Capital Advisors, LLC, I.I. Interactive, Inc. and I.I. Strategic Consultants, Inc.

         Revenue Recognition - Online Services advertising revenues, primarily derived from the sale of banner advertisements and sponsorships on the Company's web sites, is recognized ratably in the period the advertising is displayed. Print Publications advertising and circulation revenues are recognized, net of agency commissions and estimated returns and allowances, when publications are issued. Deferred subscription revenue, net of agency commissions, is recorded when subscription orders are received. List rental income is recognized, net of commission, when a list is provided. Revenues from barter transactions are recognized during the period in which the advertisements are run. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances.

         Deferred Subscription Expense - The Company defers direct response advertising costs incurred to elicit subscription sales from customers who could be shown to have responded specifically to the advertising and that resulted in probable future economic benefits. Such deferred costs, which consist primarily of direct mail campaign costs, are amortized over the estimated period of future benefit, ranging from 12 to 22 months.

         Property and Equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the respective assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.

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

         Financial Instruments - For financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amount approximated fair value because of their short maturity. Cash equivalents consist of investments in a government fund that invests in securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, which have average maturities of 30 days.

         Investments - Investments included in current assets are in equity securities and are considered available-for-sale securities and are carried at fair market value. The aggregate fair value of such investments was $0 and $877,231 at December 31, 1999 and 1998, respectively. Gross unrealized holding gains were $0 and $86,477 at December 31, 1999 and 1998, respectively. Gross unrealized holding losses were $0 and $152,970 at December 31, 1999 and 1998, respectively.

         Other  investment  represents an equity position in  VentureHighway.com
Inc ("VentureHighway"). There is currently no public market for these securities, and the investment is recorded at historical cost. In the event that the Company identifies an impairment in the estimated fair value of the investment to an amount below cost, based upon other recent sales of VentureHighway's common stock, the investment will be written down to fair market value. (See Note 2)

         Stock-Based Compensation - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply the measurement and recognition provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for issuance of employee stock options. The Company's general policy is to grant options with an exercise price not less than the fair market value of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized in the Company's statement of operations for fixed stock option grants awarded to employees. Transactions with non-employees in which goods or services are received by the Company for the issuance of stock options or other equity instruments are accounted for based on fair value, which is based on the value of the equity instruments or the consideration received, whichever is more reliably measured.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities reported in the financial statements. Significant accounting estimates used include estimates for sales returns and allowances, loss on discontinued operations, and pro forma disclosures regarding the fair value of stock options granted in 1999, 1998 and 1997. Actual results could differ materially from those estimates.

         Recent Accounting Pronouncement - In 1997, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivative transactions to be recorded at fair value on the balance sheet. Since the Company does not currently trade or participate in hedging transactions employing derivatives, management does not expect the adoption of this standard to have a material effect on the consolidated financial statements of the Company.

         Reclassifications - Certain prior year balances have been reclassified to conform to the current year presentation.

2.       INVESTMENTS

Gains on Sale of Investments

         Net realized gains on the sales of investments totaled $4,144,396, $67,452 and $10,531 for the years ended December 31, 1999, 1998, and 1997, respectively.

         On June 2, 1999, the Company and Kirlin Holding Corp. ("Kirlin") entered into a Securities Purchase Agreement pursuant to which the Company acquired 600,000 shares of common stock of Kirlin for $750,000 (the share amount has been restated to reflect two 2-for-1 stock splits effected July 30, 1999 and March 1, 2000, respectively). Kirlin contributed all the proceeds of this sale to the capital of its subsidiary, VentureHighway.com Inc. ("VentureHighway"). The shares were subsequently sold during August 1999 for net cash proceeds of $1,688,594, producing a net realized gain of $938,594.

         In 1997, the Company acquired 250,000 shares of Wit Capital Group, Inc. Series A Preferred Stock in an equity-for-advertising barter transaction valued at $250,000. The shares were converted into 175,000 shares of Class C Common Stock due to a 7-for-10 reverse split of Class C Common Stock and the completion of Wit Capital's IPO on June 4, 1999. The shares were sold during December 1999 for net cash proceeds of $3,089,460, producing a net realized gain of $2,839,460.

Other Investment

         On June 2, 1999, the Company, Kirlin and VentureHighway (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 1,654,344 newly issued shares (adjusted to reflect a subsequent stock split) of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock (the other 80.1% of which immediately after the transaction were held by Kirlin). The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and web sites during the 30 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of $2,638,356 (or $1.595 per share). In December 1999, VentureHighway raised $7.65 million cash, selling 2,142,000 shares at a price of $3.57 per share.

         VentureHighway owns and operates VentureHighway.com, a branded web site designed to serve as an interactive portal for the matching of companies seeking funding with qualified investors seeking to fund such companies, and the facilitation of private placements and public offerings of securities of companies. There currently is no public market for VentureHighway securities, and there is no assurance that the Company will realize any value with respect to its investment in VentureHighway.

3.       DISCONTINUED OPERATIONS

         On April 30, 1998, the Company's Board of Directors decided to discontinue the Company's investment management services business. As a result, the operating results relating to investment management services have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

         The investment management services business was principally conducted by a wholly-owned subsidiary of the Company, WisdomTree Capital Management, Inc. ("WTCM"). WTCM serves as general partner of (and is an investor in) a domestic private investment fund. The Company is also a limited partner in the fund. As a result of the Board's decision to discontinue the investment management services business, WTCM is continuing to dissolve the domestic investment fund, liquidating its investments and distributing the net assets to all investors as promptly as possible.

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

         Revenues and investment gains and losses associated with the investment management services prior to April 30, 1998 were ($139,314) in 1998, and $550,409 in 1997. The results for such operations prior to April 30, 1998 was a net loss of $189,629 in 1998, and net income of $277,402 in 1997.

         On April 30, 1998, the Company recorded a provision of $446,450 to accrue for its share of net operating losses of the domestic investment fund and related costs that are expected to occur until the fund liquidates its investments. From May 1, 1998 to December 31, 1998, additional net operating losses and related costs totaled $145,291. Additional losses were incurred as a result of changes in the market value of the fund's investments. The Company believes that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by provisions established in 1998.

         At December 31, 1999, the domestic investment fund had net assets of approximately $830,000. The Company's net investment in discontinued operations of $49,302 and $282,383 at December 31, 1999 and 1998, respectively, represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services.

4.        PROPERTY AND EQUIPMENT

                                                             December 31,
                                                           1999         1998
                                                           ----         ----
              Equipment                                 $1,432,511    $ 965,539
              Furniture and fixtures                       612,857      329,521
              Leasehold improvements                       897,999      244,022
                                                        -----------   ----------
                                                         2,943,367    1,539,082
              Less: accumulated depreciation            (1,289,708)    (953,075)
                       and amortization                 -----------   ----------
                                                        $1,653,659      586,007
                                                        ===========   ==========

5.       ACCRUED EXPENSES

                                                              December 31,
                                                            1999         1998
                                                            ----         ----
          Accrued commissions and                         $340,129     $ 83,065
             employee compensation
          Deferred rent credits                             46,923       93,807
          Accrued newsstand promotion expenses             147,842      132,214
          Accrued professional fees                        127,271      127,786
          Other                                             54,505       83,015
                                                          ---------    ---------
                                                          $716,670     $519,887
                                                          =========    =========

6.       COMMITMENTS AND CONTINGENCIES

         Litigation - In July 1997, certain former limited partners of WisdomTree Associates, L.P. ("WTA"), a domestic private investment fund of which WisdomTree Capital Management, Inc., a wholly-owned subsidiary of the Company, is the general partner, initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v.
WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs moved to vacate the default judgment. Defendants opposed the motion. In April 1999, the court denied plaintiffs' motion with respect to Messrs. Schmidt and Steinberg, but granted the motion with respect to WTA and plaintiffs were permitted to and did file and serve a complaint solely against this defendant. WTA moved to dismiss the complaint as to all causes of action other than the breach of contract claim, which motion was denied. WTA subsequently answered the complaint and discovery was commenced. In February 2000, plaintiffs moved to amend their complaint to add Messrs. Schmidt and Steinberg as defendants, and defendants moved for summary judgment. Both motions are currently pending. Plaintiffs allege that WTA did not timely process plaintiffs' request for redemption of their interest in WTA, which delay allegedly caused plaintiffs to suffer approximately $470,000 in damages. WTA intends to continue conducting a vigorous defense. Due to the inherent uncertainty of litigation, the Company is not able to reasonably estimate the potential losses, if any, that may be incurred in relation to this litigation.

          In April 1999, a stockholder of the Company initiated an action in the Court of Chancery of the State of Delaware, New Castle County, captioned Michele
S. Criden v. Jonathan L. Steinberg, Bruce L. Sokoloff, Peter M. Ziemba and S. Christopher Meigher III (C.A. No. 17082). The Company is named as a nominal defendant in the action. Plaintiff alleged that the four individual defendants, who comprised the entire Board of Directors of the Company at that time, took improper action (i) on November 19, 1998, in determining to amend the terms of options previously granted to Jonathan Steinberg to reduce their exercise prices (which ranged from $4.9375 to $7.50) to $1.25 (11% higher than the last sale price of the Common Stock on the trading date immediately preceding the date of such amendment), and (ii) on December 23, 1998, in determining to grant replacement options to each of Messrs. Sokoloff, Ziemba and Meigher, conditioned upon cancellation of their existing options, which replacement options had an exercise price of $2.00 per share (the last sale price of the Common Stock on the trading date immediately preceding the date of the new grant), which was less than the exercise price of options previously granted to them (which exercise prices ranged from $4.375 to $10.50). Plaintiff claimed that such actions constituted corporate waste and a diversion of corporate assets for improper and unnecessary purposes and that the directors breached their fiduciary duties, including their duty of loyalty, to the Company and its stockholders. Plaintiff demanded judgment (i) enjoining the four directors from exercising any options at the reduced exercise price, (ii) declaring a constructive trust of any proceeds resulting from the directors' exercise of such options, (iii) damages, on behalf of the Company, for losses and damages suffered and to be suffered in connection with the option repricings, including interest thereon, and (iv) awarding plaintiffs the costs of this action, including reasonable attorney's fees. In June 1999, defendants moved to dismiss the complaint. Plaintiff indicated that she would not oppose the motion, but rather would file an amended complaint. In August 1999, plaintiff filed an amended complaint. In September 1999, defendants moved to dismiss the amended complaint. On March 23, 2000, the Court of Chancery granted defendants' motion and the amended complaint was dismissed for failure to state a claim. Plaintiff may request the court to reconsider its ruling or file an appeal. The Board of Directors believed at the time, and continues to believe, that the actions taken on November 19, 1998 and December 23, 1998, were proper.

         In addition to the foregoing matters, the Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

         Employment Agreements - The Company has an employment agreement with an officer, which requires a future salary commitment of approximately $200,000 per annum and contains certain provisions regarding potential bonuses, severance payments and other matters.

         Profit Sharing Plan - The Company has a profit sharing plan (the "Plan"), subject to Section 401(k) of the Internal Revenue Code. All employees who complete at least two months of service and have attained the age of 21 are eligible to participate. The Company can make discretionary contributions to the Plan, but none were made in 1999, 1998, or 1997.

         Lease Agreements - The Company leases office space in New York City under an operating lease that expires on March 31, 2004. The Company also subleases its former office space in New York City under an operating lease that expires March 1, 2005. Additionally, the Company leases office space in San Francisco, Los Angeles and Chicago for use by advertising sales representatives located in each city. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $982,250, $585,764 and $519,675, respectively. The New York City lease and sublease provide for escalation of lease payments as well as real estate tax increases.

         Future minimum lease payments and related sublease rentals receivable with respect to non-cancelable operating leases are as follows:

                                      Future Minimum     Rents Receivable
          Year                       Rental Payments      Under Sublease
          ----                       ------------------------------------

          2000                          $1,240,870               $177,500
          2001                           1,201,150                190,000
          2002                           1,202,883                195,000
          2003                           1,209,050                200,000
          2004                             465,425                205,000
          Thereafter                        36,133                 21,667
                                        ----------               --------
         Total                          $5,355,511               $989,167
                                        ==========               ========

         The Company has an outstanding letter of credit totaling $332,500 related to the security deposit for the Company's New York City corporate office space.

7.       INCOME TAXES

         The Company has available net operating loss carryforwards ("NOL's") totaling approximately $23,000,000. Based upon a change of ownership, which transpired in December 1991, the utilization of $2,100,000 of pre-change NOL's are limited in accordance with Section 382 of the Internal Revenue Code, which affects the amount and timing of when the NOL's can be offset against taxable income. The tax effects of temporary differences from discontinuing and continuing operations that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999, 1998 and 1997 are presented below:

                                              1999         1998         1997
                                              ----         ----         ----
    Deferred tax assets:
       Net operating loss carryforwards   $10,360,000   $8,078,000   $5,354,000
       Tax in excess of book basis
          of investment in fund                77,000      996,000        -
       Other                                  260,000      296,000      291,000
                                          -----------   ----------   -----------
       Total                               10,697,000    9,370,000    5,645,000
    Deferred tax liabilities:
       Book in excess of tax basis
          of investment in fund                  -         -           (563,000)
                                          -----------   ----------   -----------
                                           10,697,000    9,370,000    5,082,000
    Less: valuation allowance              10,697,000    9,370,000    5,082,000
                                          -----------   ----------   -----------
    Net deferred tax asset                $   -         $  -         $  -
                                          ===========   ==========   ===========

         The provision for income taxes from continuing operations for the years ended December 31, 1999, 1998 and 1997 is different than the amount computed using the applicable statutory Federal income tax rate with the difference summarized below:

                                             1999           1998         1997
                                             ----           ----         ----

   Hypothetical income tax benefit
    at the US Federal statutory rate     ($1,467,400)  ($2,733,700) ($1,833,200)
   State and local income taxes benefit,
    less US Federal income tax benefit (434,800) (809,900) (543,200) Net operating loss benefit not
    recognized                             1,902,200     3,543,600    2,376,400
                                         ------------  ------------ ------------
                                          $   -         $   -        $   -
                                         ============  ============  ===========

8.       STOCK OPTIONS

         The Company has four stock option plans: the 1991 Stock Option Plan, the 1993 Stock Option Plan, the 1996 Performance Equity Plan, and the 1996 Management Incentive Plan (collectively, the "Plans"). Under the Plans, the Company can issue a maximum of 2,200,000 stock options and other stock-based awards, most of which vest ratably over a three- to five-year period, commencing one year from the date of the grant. The options are exercisable for a period of up to 10 years from the date of the grant. Options granted pursuant to the 1991 Stock Option Plan must be at an exercise price which is not less than the fair market value at the date of grant; options granted pursuant to the other Plans may have, but to date have not had, exercise prices less than the fair market value at the date of grant.

         In addition to the Plans, the Company has options outstanding that were granted outside of the Plans. These options were granted at fair market value at the date of grant and expire at various dates through December 14, 2009.

         On November 19, 1998, the Company's Board of Directors approved an option exchange program which allowed employees to exchange their existing options (vested and unvested) with a per share exercise price greater than $1.25, on a one-for-one basis for new options with a per share exercise price of $1.25, which was above the fair market value of the Company's Common Stock on November 19, 1998, or, alternatively, in the Company's discretion, to amend the employee's existing options to reduce the exercise price to $1.25 per share. The existing options of employees who chose to participate in the program were cancelled or amended. The new options have the same vesting periods as the exchanged options, except that, in limited circumstances, the new options were not exercisable prior to May 19, 1999. A total of 1,479,801 options with a weighted average exercise price of $5.34 were exchanged for new options or amended as a result of this program. In accordance with generally accepted accounting principles, the Company did not record compensation expense as a result of the exchange.

         On December 23, 1998, the Company's Board of Directors approved an option exchange program which allowed non-employee directors to exchange their existing options (vested and unvested) with a per share exercise price greater than $2.00, on a one-for-one basis for new options with a per share exercise price of $2.00, which was equal to the fair market value of the Company's Common Stock on December 23, 1998. The existing options so exchanged were cancelled. The new options have the same vesting periods as the exchanged options, except that the new options were not exercisable prior to June 23, 1999. A total of 140,000 options with a weighted average exercise price of $5.98 were exchanged for new options as a result of this program.


         Activity in the Plans noted above is summarized in the following table.

                                             1999                     1998                      1997
                                             ----                     ----                      ----
                                                 Weighted                 Weighted                  Weighted
                                                 Average                  Average                   Average
                                                 Exercise                 Exercise                  Exercise
                                     Options      Price      Options       Price        Options       Price
                                    ------------------------------------------------------------------------

Options outstanding,
   January 1                        1,663,585      $2.44     1,473,051       $6.29     1,134,601       $6.06
Granted                               305,405      $3.79     1,646,301       $2.06       530,600       $6.54
Exercised                            (489,856)     $3.00       (33,438)      $4.72       (84,983)      $4.96
Canceled                             (119,533)     $2.07    (1,422,329)      $5.93      (107,167)      $6.24
                                    ----------              -----------                ----------
Balance, December 31                1,359,601      $2.57     1,663,585       $2.44     1,473,051       $6.29
                                    ==========              ===========                ==========

         Options exercisable under the Plans at December 31, 1999, 1998 and 1997 were 578,637, 396,285 and 391,686, respectively, at weighted average exercise prices of $2.83, $4.99, and $4.67, respectively. At December 31, 1999, 1998 and 1997, options available for grant under the Plans were 182,562, 368,434, and 592,406, respectively, while total shares of Common Stock reserved for future issuances under the Plans were 1,542,163, 2,032,019, and 2,065,457, respectively.

         Options granted outside of the Plans are as follows:



                                             1999                     1998                      1997
                                             ----                     ----                      ----
                                                 Weighted                 Weighted                  Weighted
                                                 Average                  Average                   Average
                                                 Exercise                 Exercise                  Exercise
                                     Options      Price      Options       Price        Options       Price
                                    ------------------------------------------------------------------------
Options outstanding,
   January 1                        1,961,913      $2.59     1,560,496       $5.27    1,776,163        $5.30
Granted                               803,750      $3.17     1,422,500       $1.46        -             -
Exercised                            (225,763)     $4.15       (51,500)      $4.74      (69,000)       $4.71
Canceled                              (44,000)     $2.89      (969,583)      $5.12     (146,667)       $5.90
                                    ----------               ----------                ----------
Balance, December 31                2,495,900      $2.63     1,961,913       $2.59     1,560,496       $5.27
                                    ==========               ==========                ==========

         Options exercisable at December 31, 1999, 1998 and 1997 were 1,291,775, 639,413, and 1,143,414, respectively, at weighted average exercise prices of $2.71, $4.94, and $4.84, respectively.

         The following table summarizes information about total stock options outstanding at December 31, 1999:




                                 Options Outstanding                                           Options Exercisable
       ------------------------------------------------------------------------------     --------------------------------
                                Number          Weighted-                                    Number
         Range of           Outstanding at      Average              Weighted-Average     Exercisable     Weighted-Average
       Exercise Prices        12/31/99         Remaining              Exercise Price      at 12/31/99      Exercise Price
       ---------------      -------------   Contractual Life         ----------------     -----------     ----------------
                                            ----------------


        $1.125 - 1.250         1,769,067      6.97 years               $1.23                1,032,594          $1.24
        $1.375 - 3.375         1,208,750      7.88 years               $2.57                  266,167          $2.17
        $3.406 - 8.125           877,684      4.85 years               $5.44                  571,651          $5.73
                               ---------                                                    ---------
        $1.125 - 8.125         3,855,501      6.77 Years               $2.61                1,870,412          $2.75
                               =========                                                    =========

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.8%, 4.7% and 6.3%, respectively; volatility factors of the expected market price of the Company's Common Stock of 132%, 99% and 55%, respectively; weighted-average fair value of options granted of $2.97, $1.10 and $3.56, respectively; and a weighted-average expected life of the options of 5 years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          1999              1998              1997
                                                          ----              ----              ----
        Net loss from continuing operations:
             As reported                               ($4,192,703)      ($7,810,500)     ($5,237,737)
             Pro forma                                 ($5,675,620)      ($8,937,005)     ($6,423,278)
         Loss from continuing operations per
         weighted average common share:
             As reported                                    ($0.47)           ($0.99)          ($0.81)
             Pro forma                                      ($0.63)           ($1.13)          ($0.99)


         The impact of the estimated fair value of the options has no effect on the reported loss or income from discontinued operations. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts because additional stock option awards in future years are anticipated.

         In February 2000, the Company's Board of Directors approved the 2000 Stock Option Plan, which provides for the grant of up to 1,000,000 shares of common stock of the Company pursuant to various awards, including stock options. Adoption of the plan is subject to stockholder approval.

9.       STOCKHOLDERS' EQUITY

         Issuance of Preferred Stock - On December 2, 1998, the Company issued a total of 10,000 shares of Series A Preferred Stock ("Series A Preferred Stock") to two parties unrelated to the Company pursuant to Stock Purchase Agreements, for an aggregate purchase price of $2 million. The Series A Preferred Stock has a par value of $.01 per share and a liquidation preference of $200 per share. The Series A Preferred Stock is convertible into the Company's Common Stock at a conversion price of $2.12 per share, subject to adjustment for stock splits, recapitalizations, and the like. Any unconverted shares will be subject to mandatory conversion into the Company's Common Stock on December 31, 2003. The Series A Preferred Stock will be entitled to receive a cumulative ten percent (10%) per annum cash dividend, payable annually on December 31 of each year, commencing December 31, 1999, or, if earlier, upon conversion of the shares of Series A Preferred Stock. Shares of Common Stock into which the Series A Preferred Stock may be converted were registered for resale in October 1999. To date, no shares of Series A Preferred Stock have been converted into Common Stock.

         Issuances of Common Stock - On September 29, 1999, the Company entered into a Stock Purchase Agreement with Telescan, providing for the sale of 779,130 shares of Common Stock for an aggregate purchase price of $3,000,000, which was based upon one hundred and twenty-five percent (125%) of the average of the closing prices of the Common Stock, as reported by Nasdaq, for the seven business days prior to the date of the closing. Additionally, the Company and Telescan entered into an agreement pursuant to which the Company obtained a three-year license to use several of Telescan's propriety technology and investment tools on the Company's web sites. The Company paid the $1,134,500 license fee by issuing 368,301 shares of Common Stock to Telescan, which was based upon the average of the closing prices of the Company's Common Stock, as reported by Nasdaq, for the seven business days prior to the date of the closing.

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

         Each of the above sales of Common Stock of the Company was sold pursuant to an exemption from registration under the Securities Act of 1933 (the "Securities Act").

         In 1999, the Company issued a total of 39,372 shares of Common Stock to consultants and recorded expenses totaling $109,251 in connection therewith. The stock issuances were made from the Company's stock option plans.

         Warrants - In 1998, in connection with consulting and recruiting services provided, the Company issued warrants to purchase up to 362,500 shares of Common Stock at exercise prices ranging from $1.1875 to $2.15625. The warrants were valued at $337,113 using the Black-Scholes options pricing model. The warrants may be exercised at any time prior to December 16, 2002 with respect to 300,000 shares, and at any time prior to September 11, 2008 with respect to 62,500 shares.

         In 1999, in connection with consulting and recruiting services provided, the Company issued warrants to purchase up to 138,750 shares of Common Stock at exercise prices ranging from $2.6255 to $3.40625. The warrants were valued at $288,211 using the Black-Scholes options pricing model. The warrants may be exercised at any time prior to November 29, 2004 with respect to 15,000 shares, at any time prior to December 3, 2004 with respect to 50,000 shares, at any time prior to August 13, 2009 with respect to 43,750 shares, and at any time prior to September 10, 2009 with respect to 30,000 shares.

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

10.      EARNINGS PER SHARE

         Basic net (loss) income per share is computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the period. Diluted (loss) income per share is computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares during the period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The loss per common share for 1999, 1998, and 1997 is computed based on the weighted average number of shares of Common Stock outstanding during the period. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of dilutive loss per common share, as the effect would have been antidilutive.

         The computation of net loss applicable to common shareholders is as follows:


                                                     1999                1998           1997
                                                     ----                ----           ----

Net loss from continuing operations               ($4,192,703)     ($7,810,500)     ($5,237,737)
Preferred stock dividends                            (216,987)           -                -
                                                  ------------      -----------     ------------
Net loss from continuing operations applicable
   to common shareholders                          (4,409,690)      (7,810,500)      (5,237,737)
(Loss) income from discontinued operations
                                                        -             (781,370)         277,402
                                                  ------------      -----------     ------------
    Net loss applicable to common shareholders   ($4,409,690)      ($8,591,870)     ($4,960,335)
                                                  ============     ============     ============


11.      SEGMENT INFORMATION

         In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments.

         The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Online Services and Print Publications. The Company's Online Services operations include individualinvestor.com (www.individualinvestor.com) and InsiderTrader.com (www.insidertrader.com). The Company's Print Publications operations publishes and markets Individual
Investor magazine, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. Substantially all of the Company's operations are within the United States.

         The table below presents summarized operating data for the Company's two business segments, consistent with the way such data is utilized by Company management in evaluating operating results. Any inter-segment revenues included in segment data are not material. The accounting policies utilized in the table below are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. Operating contribution represents the difference between operating revenues less operating expenses (before general and administrative ("G&A") expense, corporate advertising, and depreciation and amortization). Identifiable assets by segment are those assets used in the Company's operations in each business segment. Corporate assets are considered to be cash and cash equivalents, investment in discontinued operations, investments, and certain other non-operating assets.

         The Online Services segment began generating revenue in September 1997 and, accordingly, the results for the Online Services segment below reflect four months of revenue in 1997 compared to a full year for 1998 and 1999.

                                                      1999            1998              1997
                                                      ----            ----              ----

Revenues:
    Online Services                               $ 2,304,546     $ 1,136,032       $   210,020
    Print Publications                             15,200,863      14,212,147        14,689,721
                                                 -------------   -------------     -------------
                                                  $17,505,409     $15,348,179       $14,899,741
                                                 =============   =============     =============
Operating contribution  (before G&A, corporate
  advertising and depreciation and amortization):
    Online Services                              ($ 1,714,259)   ($ 2,056,633)     ($   820,070)
    Print Publications                               (246,864)       (692,731)           78,728
                                                 -------------   -------------     -------------
                                                   (1,961,123)     (2,749,364)         (741,342)
G&A, corporate advertising and depreciation and
  amortization expense                             (6,541,230)     (5,285,349)        4,565,691
Investment and other income                         4,309,650         224,213            69,296
                                                 -------------   -------------     -------------
Net loss from continuing operations               $ 4,192,703)   ($ 7,810,500)     ($ 5,237,737)
                                                 =============   =============     =============

Identifiable assets (1):
    Online Services                               $ 1,949,481     $   401,887
    Print Publications                              4,237,452       3,189,296
    Corporate assets                               10,071,034       6,953,745
                                                 -------------   -------------
                                                  $16,257,967     $10,544,928
                                                 ================ ============


(1) Total expenditures for long-lived assets for the years ended December 31, 1999 and 1998 were as follows: Online Services, $434,805 and $51,092, respectively; Print Publications, $823,023 and $235,809, respectively; and Corporate, $310,575 and $401,522, respectively.

12.      SUBSEQUENT EVENT

         As of December 31, 1999, the Company had working capital of $5,163,130, which included cash and cash equivalents totaling $6,437,542. The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses while continuing to invest in its existing products. The Company anticipates quarterly losses to continue through 2000.

         Based on the Company's current outlook, the Company believes that its working capital, investments and the proceeds from the anticipated sale of $5.6 million in Convertible Preferred Stock noted below would be sufficient to fund its operations and capital requirements through 2000. Thereafter, the Company will need to raise additional capital in order to sustain operations unless the Company achieves profitability through the generation of revenues beyond those currently anticipated. The Company is currently exploring its ability to obtain additional financing. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. Failure to obtain additional financing on favorable terms, or at all, could have a substantial adverse effect on the Company's future ability to conduct operations.

         The Company has entered into a letter of intent ("Letter of Intent") for the sale of 11,200 shares of Series B Convertible Preferred Stock (the "Preferred Stock"), par value $.01 per share, convertible into shares of the Company's Common Stock, for $5.6 million. The Letter of Intent provides for $2.8 million to be paid to the Company on the initial closing date (which is expected in April 2000), and an additional $2.8 million to be funded at a second closing once the registration statement related to the Common Stock underlying the Preferred Stock has been declared effective by the Securities and Exchange Commission (the "Effective Date"). The Preferred Stock could be converted into Common Stock at a fixed price of $4.00 per share (which price was a slight premium to the closing price of the Common Stock on the day the parties executed the Letter of Intent), except that the purchasers could elect to reset the initial conversion price on one occasion until the first anniversary of the Effective Date, to a fixed price not less than $3.00 per share (based on the average of the closing bid price of the Common Stock as reported by Nasdaq for the 10 trading days immediately preceding the date the reset is requested), provided that the Preferred Stock has not previously been converted. The Letter of Intent states that the purchasers could not take a short or put-equivalent position in the Common Stock during any period that the Common Stock is trading below $4.00 per share. The Preferred Stock would be entitled to receive a 5% cash dividend, payable annually. The Preferred Stock would be convertible up to 3 years from the Effective Date. Any unconverted Preferred Stock on the third anniversary of the Effective Date would be converted into Common Stock on such date. The Company would have the right to require conversion of the Preferred Stock (but not more than 25% of the Preferred Stock during any 30 day calendar period) if the average closing bid price of the Common Stock over any 20 consecutive days equals or exceeds $10.00. The Company would file a registration statement with respect to the Common Stock underlying the Preferred Stock and the Warrants described below within 30 days and would use its best efforts to cause such statement to be declared effective within 90 days (certain cash liquidated damages are payable by the Company if the registration statement is not declared effective within 105 days).

         In connection with the above financing, the Company has used two investment bankers to provide financing services. The first investment banker would receive a cash fee equal to 3% of the total dollar amount funded, Preferred Stock equal to 2% of the total dollar amount funded and a five year warrant to purchase 55,000 shares of the Common Stock (the "Warrants") at an exercise price of $4.00 per share. The Company could call the Warrants (up to 25% of the originally issued amount within any 30 calendar day period) if the closing bid price of the Common Stock as reported by Nasdaq equals or exceeds $10.00 for 15 consecutive trading days and certain other conditions are met. Additionally, the Company would issue the second investment banker a cash fee equal to 5% of the gross amount of the financing, plus a five year warrant to purchase 55,000 shares of the Common Stock at an exercise price of $4.00 per share.

         The Company has completed negotiation of definitive documents to implement the Letter of Intent. There can be no assurance, however, that the definitive documents will be executed or that this financing will close.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 21, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information captioned "Election of Directors - Executive Compensation" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 21, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the information captioned "Voting Securities" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 21, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the information captioned "Election of Directors - Related Transactions" included in the Company's definitive proxy statement in connection with the meeting of the shareholders to be held on June 21, 2000.


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         The following financial statements of the Registrant are filed as part of this report:

         Independent Auditors' Reports;

         Consolidated Balance Sheets as of December 31, 1999 and 1998;

         Consolidated  Statements of Operations for the Years Ended December 31,
           1999, 1998, and 1997;

         Consolidated  Statements  of  Stockholders'  Equity for the Years Ended
           December 31, 1999, 1998, and 1997;

         Consolidated  Statements of Cash Flows for the Years Ended December 31,
           1999, 1998, and 1997; and

         Notes to Consolidated Financial Statements

(a) (3)  Exhibits


       Exhibit                          Description                                                Method of Filing
       -------                          -----------                                                ----------------
          No.
          ---
          3.1           Amended and Restated Certificate of Incorporation          Incorporated by reference to Exhibit 3.2 to the
                        of Registrant, as amended  through June 22, 1999           Form 10-Q for the quarter ended June 30, 1999
                                                                                   ("6/30/99 Form 10-Q")

          3.2           Bylaws of Registrant amended through April 27,             Incorporated by reference to Exhibit 3.3 to the
                        1999                                                       6/30/99 Form 10-Q

          4.1           Specimen Certificate for Common Stock of Registrant        Incorporated by reference to Exhibit 4.1 to the
                                                                                   Form S-18

          4.2           Stock Purchase Agreement dated as of November 30, 1998     Incorporated by reference to Exhibit 10.1 to the
                        between Registrant and Great American Insurance            Form 8-K filed December 14, 1998 ("12/14/98
                        Company                                                    Form 8-K")

          4.3           Stock Purchase Agreement dated as of November 30, 1998     Incorporated by reference to Exhibit 10.2 to the
                        between Registrant and Great American Life Insurance       12/14/98 Form 8-K
                        Company

         10.1+          Indemnification Agreement, dated August 19, 1991,          Incorporated by reference to Exhibit 10.2 to the
                        between Registrant and Bruce L. Sokoloff                   Form S-18

         10.2+          Indemnification Agreement, dated August 19, 1991,          Incorporated by reference to Exhibit 10.3 to the
                        between Registrant and Jonathan L. Steinberg               Form S-18

         10.3+          Indemnification Agreement, dated October 8, 1998,          Incorporated by reference to Exhibit 10.3 to the
                        between Registrant and Henry G. Clark                      Form 10-K for the year ended December 31, 1998
                                                                                   ("12/31/98 Form 10-K")

         10.4+          Indemnification Agreement, dated June 19, 1996,            Incorporated by reference to Exhibit 10.4 to the
                        between Registrant and Peter M. Ziemba                     12/31/98 Form 10-K

         10.5+          Indemnification Agreement between Registrant and           Incorporated by reference to Exhibit 10.5 to the
                        Brette Popper dated September 14, 1998                     09/30/98 Form 10-Q

         10.6+          Indemnification Agreement between Registrant and           Incorporated by reference to Exhibit 10.6 to the
                        Gregory Barton dated September 14, 1998                    09/30/98 Form 10-Q

         10.7+          Indemnification Agreement between Registrant and           Incorporated by reference to Exhibit 10.1 to the
                        S. Christopher Meigher III dated June 17, 1998             Form 10-Q for the quarter ended March 31, 1999
                                                                                   ("3/31/99 Form 10-Q")

         10.8+          Indemnification Agreement between Registrant and           Incorporated by reference to Exhibit 10.5 to the
                        David H. Allen dated August 16, 1999                       Form 10-Q for the quarter ended September 30,
                                                                                   1999 ("9/30/99 Form 10-Q")

         10.9+          Agreement with Robert Schmidt dated May 25, 1998           Incorporated by reference to Exhibit 10.1 to the
                                                                                   Form 10-Q for the quarter ended June 30, 1998
                                                                                   ("6/30/98 Form 10-Q")

         10.10+         Agreement with Scot Rosenblum dated June 20, 1998          Incorporated by reference to Exhibit 10.2 to the
                                                                                   6/30/98 Form 10-Q

         10.11+         Agreement with Michael J. Kaplan dated April 1, 1998       Incorporated by reference to Exhibit 10.1 to the
                                                                                   Form 10-Q for the quarter ended March 31, 1998


         10.12          Stock Purchase Agreement, dated May 1, 1997, for           Incorporated by reference to Exhibit 10.1 to the
                        164,339 shares of the Company's Common Stock               Form 10-QSB for the quarter ended June 30,
                                                                                   1997 ("6/30/97 Form 10-QSB")

         10.13          Stock Purchase Agreement, dated May 1, 1997, for           Incorporated by reference to Exhibit 10.2 to the
                        164,339 shares of the Company's Common Stock               6/30/97 Form 10-QSB

         10.14          Stock Purchase Agreement, dated June 30, 1997 between      Incorporated by reference to Exhibit 10.3 to the
                        Registrant and Wise Partners L.P.                          6/30/97 Form 10-QSB

         10.15          Stock Purchase Agreement, dated December 31, 1997          Incorporated by reference to Exhibit 10.6 of
                        between Registrant and Wise Partners L.P.                  the Schedule 13D filed on behalf of Jonathan L.
                                                                                   Steinberg on January 13, 1998

         10.16          Stock Purchase Agreement, dated June 26, 1998              Incorporated by reference to Exhibit 10.3 to the
                        between Registrant and Wise Partners L.P                   6/30/98 Form 10-Q

         10.17+         Form of 1991 Stock Option Plan of Registrant               Incorporated by reference to Exhibit 10.13 to the
                                                                                   Form S-18

         10.18+         Form of 1993 Stock Option Plan of Registrant               Incorporated by reference to Exhibit 4.2 to the
                                                                                   Registrant's Registration Statement on Form S-8
                                                                                   (File No. 33 72266)

         10.19+         Form of 1996 Performance Equity Plan of Registrant         Incorporated by reference to Exhibit 10.43 to the
                                                                                   Form 10-KSB for the year ended December 31, 1995
                                                                                   ("1995 Form 10-KSB")

         10.20+         Form of 1996 Management Incentive Plan of                  Incorporated by reference to Exhibit 4.10 to the
                        Registrant                                                 Registrant's Registration Statement on Form S-8
                                                                                   (File No.333-17697)

         10.21          Trademark  License  Agreement dated June 19, 1992          Incorporated by reference to Exhibit 10.25 to the
                        between Registrant and the American Association of         Form 10-KSB for the year ended December 31, 1992
                        Individual Investors, Inc.                                 ("1992 Form 10-KSB")

         10.22+         Form of Stock Option  Agreement, dated May 9, 1997         Incorporated by reference to Exhibit 10.4 to the
                        between Registrant and each of Jonathan Steinberg,         6/30/97 Form 10-QSB
                        Robert Schmidt, Scot Rosenblum, and Michael Kaplan

         10.23+         Agreement dated as of November 19, 1998 between            Incorporated by reference to Exhibit 10.21 to the
                        Jonathan Steinberg and the Registrant                      12/31/98 Form 10-K

         10.24+         Stock Option Agreement between Registrant and Brette       Incorporated by reference to Exhibit 10.2 to the
                        Popper dated September 14, 1998                            9/30/98 Form 10-Q

         10.25+         Stock Option Agreement between Registrant and Gregory      Incorporated by reference to Exhibit 10.4 to the
                        Barton dated September 14, 1998                            9/30/98 Form 10-Q

         10.26+         Stock Option Agreement between Registrant and David H.     Incorporated by reference to Exhibit 10.4 to the
                        Allen dated August 16, 1999                                9/30/99 Form 10-Q

         10.27+         Employment Agreement between Registrant and Brette         Incorporated by reference to Exhibit 10.1 to the
                        Popper dated September 11, 1998                            9/30/98 Form 10-Q

         10.28+         Employment Agreement between Registrant and Gregory        Incorporated by reference to Exhibit 10.3 to the
                        Barton dated July 21, 1998                                 9/30/98 Form 10-Q

         10.29+         Employment Agreement between Registrant and David          Incorporated by reference to Exhibit 10.3 to the
                        H. Allen dated August 9, 1999                              9/30/99 Form 10-Q

         10.30          Form of Partnership Agreement for WisdomTree Associates,   Incorporated by reference to Exhibit 10.37 to the
                        L.P.                                                       Form 10-KSB for the year ended December 31,
                                                                                   1994 ("1994 Form 10-KSB")

         10.31          WisdomTree Capital Advisors, LLC Agreement dated           Incorporated by reference to Exhibit 10.38 to the
                        November 1, 1995                                           1994 Form 10-KSB

         10.32          Agreement between WisdomTree Offshore L.T.D. and           Incorporated by reference to Exhibit 10.39 to the
                        WisdomTree Capital Management, Inc. and WisdomTree         1994 Form 10-KSB
                        Capital Advisors, LLC dated December 1, 1995

         10.33          Office sublease, dated December 8, 1995, between           Incorporated by reference to Exhibit 10.41 to the
                        Porter Novelli, Inc. and the Registrant                    1995 Form 10-KSB

         10.34          Office sublease, dated January 1996 between VCH            Incorporated by reference to Exhibit 10.42 to the
                        Publishers, Inc. and the Registrant.                       1995 Form 10-KSB

         10.35          Lease, dated November 30, 1998 between Registrant          Incorporated by reference to Exhibit 10.31 to the
                        and 125 Broad Unit C LLC                                   12/31/98 Form 10-K

         10.36          Office Lease, Dated January 10, 1994, between 333          Incorporated by reference to Exhibit 10.22 to the
                        7th Ave. Realty Co. and the Registrant                     Form 10-KSB for the year ended December 31, 1993

         10.37          Agreement, dated as of June 2, 1999, between Registrant,   Incorporated by reference to Exhibit 10.1 to the
                        Kirlin Holding Corp. and VentureHighway.com Inc.           Form 8-K filed June 16, 1999 ("6/16/99 Form 8-K")


         10.38          Stockholder Agreement, dated as of June 2, 1999, between   Incorporated by reference to Exhibit 10.2 to the
                        Registrant, Kirlin Holding Corp. and VentureHighway.com    6/16/99 Form 8-K
                        Inc.

         10.39          Securities Purchase Agreement, dated as of June 2, 1999,   Incorporated by reference to Exhibit 10.3 to the
                        between Registrant and Kirlin Holding Corp.                6/16/99 Form 8-K

         10.40          Form of Warrant dated December 16, 1998                    Incorporated by reference to Exhibit 10.1 to the
                                                                                   6/30/99 Form 10-Q

         10.41          Letter dated as of April 28, 1999 between Registrant,      Incorporated by reference to Exhibit 10.2 to the
                        Great American Life Insurance Company and Great American   6/30/99 Form 10-Q
                        Insurance Company

         10.42          Stock Purchase Agreement dated as of September 29, 1999    Incorporated by reference to Exhibit 10.8 to the
                        between Registrant and Telescan, Inc.                      Registrant's Registration Statement on Form S-3
                                                                                   dated October 29, 1999 (File No. 333-89933) (the
                                                                                   "Form S-3)

         10.43          Letter Agreement dated as of September 29, 1999 between    Incorporated by reference to Exhibit 10.9 to the
                        Registrant and Telescan, Inc.                              Form S-3

         11             Computation of (Loss) Income Per Share                     Filed herewith

         21             Subsidiaries of the Registrant                             Filed herewith

         23.1           Consent of Independent Auditors-Deloitte & Touche LLP      Filed herewith

         23.2           Consent of Independent Auditors-Ernst & Young LLP          Filed herewith

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

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the Quarter Ended December 31, 1999.




                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 INDIVIDUAL INVESTOR GROUP, INC.
Date:  April 14, 2000

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



 Signature                       Title                            Date
 ---------                       -----                            ----


 /s/ Jonathan L. Steinberg       Chief Executive Officer          April 14, 2000
--------------------------       and Director
Jonathan L. Steinberg



/s/ Brette E. Popper             President and Chief              April 14, 2000
---------------------            Operating Officer
Brette E. Popper



/s/ David H. Allen               Vice President,                  April 14, 2000
------------------               Chief Financial Officer
David H. Allen



/s/ Henry G.Clark                Vice President Finance           April 14, 2000
------------------               (Principal Accounting Officer)
Henry G. Clark


/s/ S. Christopher Meigher       Director                         April 14, 2000
--------------------------
S. Christopher Meigher



/s/ E. Drake Mosier              Director                         April 14, 2000
-------------------
E. Drake Mosier



/s/ Bruce L. Sokoloff            Director                         April 14, 2000
----------------------
Bruce L. Sokoloff



/s/ Peter M. Ziemba              Director                         April 14, 2000
--------------------
Peter M. Ziemba

                                   EXHIBIT 11

                     Computation of (Loss) Income Per Share





                                                             1999             1998             1997
                                                                              ----             ----



Net loss from continuing operations (a)                  ($4,192,703)     ($7,810,500)     ($5,237,737)

Preferred stock dividends                                   (216,987)          -                -
                                                         ------------     ------------     ------------


Net loss from continuing operations applicable
to common shareholders                                    (4,409,690)      (7,810,500)      (5,237,737)

(Loss) income from discontinued operations                   -               (781,370)         277,402
                                                         ------------     ------------     ------------

Net loss applicable to common shareholders               ($4,409,690)     ($8,591,870)     ($4,960,335)
                                                         ============     ============     ============

Basic and dilutive (loss) income per Common Share

     Continuing operations                                    ($0.47)          ($0.99)          ($0.81)
     Discontinued operations                                 -                  (0.10)            0.04
                                                         ------------     ------------     ------------
                                                              ($0.47)          ($1.09)          ($0.77)
                                                         ============     ============     ============


Weighted average number of common shares  used in
   computing basic and dilutive (loss) income per
   common share                                            9,336,679        7,876,509        6,466,168
                                                         ============     ============     ============

(a) On April 30, 1998, the Company's Board of Directors decided to discontinue the Company's investment management services business. As a result, the operating results relating to investment management services have been segregated from continuing operations. Prior years' amounts have been restated to conform to the current year presentation.

                                                                     EXHIBIT 21

                                  SUBSIDIARIES
                                       OF
                         INDIVIDUAL INVESTOR GROUP, INC.


         Subsidiary                                     State of Organization
         ----------                                     ---------------------

Individual Investor Holdings, Inc.                      Delaware

WisdomTree Capital Management, Inc.                     New York

I.I. Strategic Consultants, Inc. (inactive)             Delaware

WisdomTree Administration, Inc. (inactive)              Delaware

I.I. Interactive, Inc.                                  Delaware

Advanced Marketing Ventures, Inc. (inactive)            Delaware

WisdomTree Capital Advisors, LLC (inactive)             New York





                                                                    Exhibit 23.1



INDEPENDENT AUDITORS' CONSENT

To the Board of Directors and Stockholders of Individual Investor Group, Inc.

We consent to the incorporation by reference in Registration Statements Nos. 33-74846 and 333-89933 on Form S-3 and Registration Statements Nos. 33-72266, 33-85910, 333-17697 and 333-89939 on Form S-8 of Individual Investor Group, Inc. and subsidiaries of our report dated April 14, 2000, appearing in this Annual Report on Form 10-K of Individual Investor Group, Inc. and subsidiaries for the year ended December 31, 1999.

DELOITTE & TOUCHE LLP

April 14, 2000

                                                                    Exhibit 23.2



                          INDEPENDENT AUDITORS' CONSENT

To the Board of Directors and Stockholders of Individual Investor Group, Inc.

We consent to the incorporation by reference in Registration Statements (Forms S-3 No. 33-74846 and 333-89933 and Forms S-8 No. 33-72266, No. 33-85910, No.
333-17697, and 333-89939) pertaining to Individual Investor Group, Inc. and subsidiaries of our report dated February 27, 1998, with respect to the financial statements of WisdomTree Associates, L.P. for the year ended December 31, 1997, included in the Annual Report (Form 10-K) of Individual Investor Group, Inc. and subsidiaries for the year ended December 31, 1999.



Ernst & Young LLP
New York, New York
April 11, 2000


                                                                      Exhibit 99



                             CERTAIN RISK FACTORS

                              Dated: April 14, 2000

You should carefully consider these risks, as well as those described in our most recent Form 10-K, Form 10-Q and Form 8-K filings, before making an investment decision. The risks described below are not the only risks we face. Additional risks may also impair our business operations. If any of the following risks occur, our business, results of operations or financial condition could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment. In the risk factors below, the word "web," refers to the portion of the Internet commonly referred to as the "world wide web."

We have a history of losses and we anticipate that our losses will continue in the future. As of December 31, 1999, we had an accumulated deficit of $26.3 million. Since inception, the only calendar year during which we were profitable was 1995. We expect to continue to incur net losses in the first quarter of 2000 and in subsequent fiscal periods. We expect to continue to incur significant operating expenses. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

We will need to raise additional capital in the future. We believe that our working capital, investments and proceeds from the anticipated sale of $5.6 million in Convertible Preferred Stock (see Note 12 to the December 31, 1999 consolidated financial statements, which note is incorporated by reference herein) would be sufficient to fund our operations and capital requirements through 2000. Because we expect continuing net losses, we will need to raise additional capital in the future. The availability and the cost of financing will depend on many factors existing at the time we seek funding. These factors may include our sources and amounts of revenues, our business development and prospects and the state of the financial markets generally. It is possible that additional financing may not be available to us, or, if available, the terms upon which it may be obtained may be unfavorable to us and may result in dilution of an investor's equity investment in us. Our failure to obtain additional financing on favorable terms, or at all, would have a substantial adverse effect on our future ability to conduct operations.

Our online services business has a limited operating history. Because we commenced our online services operations in May 1997, we have only a limited operating history upon which you can evaluate this business segment and its prospects. An investor in our common stock must consider the risks, expenses and difficulties frequently encountered by an early stage business in this new and rapidly evolving market of web-based financial news and information companies.

We may not be able to grow our online business. We intend to introduce new and/or enhanced products, content and services to retain the current users of our online services and to attract new users. During 2000, we plan to introduce three or four new destinations to drive traffic, including Ticker.com, SHORTInterest.com, BioStock.com, and possibly InvestorUniversity.com. If we introduce a new or enhanced product, content, or service that is not favorably received or fail to introduce certain new or enhanced products, content, or services, our current users may choose a competitive service over our service. Our business could be materially adversely affected if we experience difficulties and/or delays in introducing new products, content or services or if these new products, content or services are not favorably received by our users.

Increased traffic to our web sites may strain our systems and impair our online services business. On occasion, we have experienced significant spikes in traffic on our web sites. In addition, the number of users of our online services has increased over time and we are seeking to increase our user base further. Accordingly, our web sites must accommodate a high volume of traffic, often at unexpected times. Our web sites have in the past, and may in the future, experience slower response times than usual or other problems for a variety of reasons. These occurrences could cause our users to perceive our web sites as not functioning properly and, therefore, cause them to use other methods to obtain the financial information they desire. In such a case, our business, results of operations, and financial condition could be materially adversely affected.

We face intense competition in both our print publications business and our online services business. An increasing number of financial news and information sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue and to increase. These competitors include:

-- online services or web sites focused on business, finance and investing, such as CBS MarketWatch.com; The Wall Street Journal Interactive Edition; CNBC.com; CNNfn.com; TheStreet.com; Briefing.com; The Motley Fool; Yahoo! Finance; Silicon Investor; Microsoft Investor; SmartMoney.com; Money.com; and Multex.com;

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

Our ability to compete depends on many factors, including the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts and that of our competitors.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services and products, as well as adapting to rapid technological changes with regard to the Internet. In particular, future changes may evolve (for example, a rapid move to broadband technologies) which we may not be able to cope with in a timely manner. These competitors may also engage in more extensive research and development, undertake far-reaching marketing campaigns, adopt more aggressive pricing policies to attract Internet users, print readers, advertisers and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Our competitors may develop content that is equal or superior to ours content or that achieves greater market acceptance than our content. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, Internet users, print readers, staff, outside contributors or strategic partners. Increased competition could result in price reductions, reduced margins or loss of ours market share. Any of these could materially adversely affect our business.

Our efforts to build positive brand recognition may not be successful. We believe that maintaining and growing awareness about our brands (including Individual Investor, individualinvestor.com, Ticker, Magic25(TM) and the INDI SmallCap 500(TM)) is an important aspect of our efforts to continue to attract print subscribers, magazine readers and Internet users. The importance of positive brand recognition will increase in the future because of the growing number of providers of financial information. We cannot assure you that our efforts to build positive brand recognition will be successful.

In order to build positive brand recognition, it is very important that we maintain our reputation as a trustworthy source of investment ideas, research, analysis and news. The occurrence of certain events, including our misreporting a news story or the non-disclosure of a financial interest by one or more of our employees in a security that we write about, could harm our reputation for trustworthiness. These events could result in a significant reduction in the number of our Internet users and print readers, which could materially adversely affect our business, results of operations and financial condition.

For us to enhance our web brand awareness, it is important for us to continue to establish and maintain content distribution relationships with highly trafficked web sites operated by other companies. There is intense competition for relationships with these sites. Although we have not paid any material sum with respect to our relationships to date, it is possible that, in the future, we may be required to pay fees in order to establish or maintain relationships with these sites. Additionally, many of these sites compete with our web sites as providers of financial information, and these sites may become less willing to establish or maintain strategic relationships with us in the future. We may be unable to enter into relationships with these sites on commercially reasonable terms or at all.

We depend on certain advertisers to generate revenue. In 1998 and 1999, the majority of our print publications advertising revenue came from financial services companies, followed by consumer advertisers and others. We were not dependent upon any particular advertiser for our print publications revenues. During the fourth quarter of 1999, approximately 69% of the online services advertising revenue came from a combination of VentureHighway.com (a company in which we have acquired a 15.5% equity interest through an equity-for-advertising barter transaction) and two brokerage firms offering online trading. We expect that the majority of advertising revenues derived from our online services operations will come from online brokerage firms. In the event that online brokerage firms choose to scale back on their advertising (on the Internet in general or on our web sites in particular), our online services business could be materially adversely affected.

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

We face a risk of system failure for our online services business. Our ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our sites depends largely on the efficient and uninterrupted operation of a third-party system maintained by DoubleClick. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan for the event of such damage or interruption. Any system failure that causes an interruption in our service or a decrease in responsiveness of our web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and our relations with our advertisers. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in our delivery of content. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

We depend on the continued growth in use and efficient operation of the web. Our business will be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

--       inadequate network infrastructure;

--       security concerns;

--       inconsistent quality of service; and

--       unavailability of cost-effective, high-speed access to the Internet.

The users of our online services depend on Internet service providers, online service providers and other web site operators for access to our web sites. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failures unrelated to our systems. These occurrences could cause our Internet users to perceive the web in general or our web sites in particular as an unreliable medium and, therefore, cause them to use other media to obtain their financial news and information. We also depend on certain information providers to deliver information and data feeds to us on a timely basis. Our web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to enter into any further barter (equity-for-advertising) relationships. We anticipate entering into additional equity-for-advertising relationships, such as Wit Capital and VentureHighway.com, as we believe that these transactions can result in significant gains. However, we may not be able to enter into any additional transactions of this type, and even if we do, we may not realize any gains, and may in fact incur losses, in connection with these investments.

We may not realize the value of our investment in VentureHighway.com. We currently record on our balance sheet an investment in VentureHighway.com at the historical value of approximately $2.6 million (1,654,344 shares at approximately $1.59 per share). There currently is no public market for VentureHighway.com securities, and there is no assurance that we will realize any value with respect to our investment in VentureHighway.com.

Our quarterly financial results are subject to significant fluctuations. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. For example, revenues in our print publications business tend to reflect seasonal patterns. We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of future operating results. In some quarters, our operating results may be below the expectations of public market analysts and investors. If that happens, the price of our common stock may fall, perhaps dramatically.

Because our editorial content is focused on the financial markets, a prolonged "bear market" may cause our businesses to suffer. Our editorial content is highly focused on the financial markets. If the markets suffer a prolonged downturn or "bear market," it is possible that our businesses might suffer materially for two reasons. First, during a bear market, people may become less interested in buying and selling securities, and thus less interested in our research and analysis of securities. If this occurs, fewer people might be interested in subscribing to our print publications and using our online services. Second, advertisers, particularly the financial services advertisers that are our most important source of advertising revenue, might decide to reduce their advertising budgets. Either of these developments could materially adversely affect our business.

Because our editorial content is focused on research and analysis of specific stocks, our businesses could suffer if our recommendations are poor. Our editorial content is focused on research and analysis of specific stocks. We frequently state that a particular company's stock is undervalued or overvalued at the current prices. If our opinions prove to be wrong, our customers may be less interested in subscribing to our print publications and in using our online services and our business could suffer materially.

We may not be able to attract and retain qualified employees for our print publications business. Many of our competitors in the print publications business are larger than us and have a number of print titles. We only have two magazines and one newsletter. There is a general perception in the employment market that larger publishers are more prestigious or offer more varied career opportunities. We may be perceived by people as a less attractive employer than a larger publisher. If we are unable to attract and retain qualified employees for our print publications business, that business could suffer materially.

We may not be able to attract and retain qualified employees for our online service business. There is a general perception in the employment market for online employees that pure Internet companies offer a more attractive work environment for a youthful workforce. This is based on the belief that the Internet is a new and growing industry that offers a great future. In addition, many employees in the Internet industry seek and often receive significant portions of their compensation through stock options. The stock prices of many pure Internet companies have increased dramatically during the past year or so. Since we are also in the print publication business, people may perceive us as a less attractive employer than a pure Internet company. If we are unable to attract and retain qualified employees for our online services business, that business could suffer materially.

We depend on our outside contributors. To some extent we depend upon the efforts of our outside contributors to produce original, timely, comprehensive and trustworthy content. Our outside contributors are not bound by employment agreements. Competition for financial journalists is intense, and we may not be able to retain existing or attract additional qualified contributors in the future. If we lose the services of our outside contributors or are unable to attract additional outside contributors with appropriate qualifications, our business, results of operations and financial condition could be materially adversely affected.

We depend on key management personnel. Our future success depends upon the continued service of key management personnel. The loss of one or more of our key management personnel could materially adversely affect its business. Moreover, the costs that may arise in connection with executive departures and replacements can be significant, as they were during 1998 and 1999.

We rely on several third party sole providers to conduct many of our operations. Our strategy is to enter into relationships with various third party sole providers in order to obtain their technological expertise and capabilities as well as to achieve economies of scale. If the business of these providers is disrupted for any reason, our operating results could suffer materially. Some of these providers are listed as follows:

1. We depend on Quebecor to publish our print publications. We depend upon an independent party, Quebecor, to print our monthly magazines. If Quebecor's business is disrupted for any reason, such as fire or other natural disaster, labor strife, supply shortages, or machinery problems, we might not be able to distribute our publications in a timely manner and may lose subscribers and newsstand sales.

2. We depend on independent parties to distribute Individual Investor magazine to newsstands. We depend upon independent parties (the largest of which is International Circulation Distributors, a subsidiary of The Hearst Corporation) to distribute Individual Investor magazine to newsstands. If the business of our distributors is disrupted for any reason, such as labor strife or natural disaster, we may not be able to distribute Individual Investor magazine to newsstands in a timely manner and may lose newsstand sales.

3. We depend on an independent party to manage our subscriber files. We depend upon an independent party to manage our subscriber files. This party receives subscription orders and payments for our print publications, sends renewal and invoice notices to subscribers and generates subscribers' labels and circulation reports for us. If the business of this party is disrupted, we may become unable to process subscription requests, or send out renewal notices or invoices, or deliver our print publications. If this were to happen, our business could suffer materially.

4. We depend on independent parties to obtain the majority of the subscribers to Individual Investor magazine. We depend upon independent parties to obtain the majority of the subscribers to Individual Investor magazine. These agencies include NewSub services, American Family Publishers and Publishers Clearing House. These agencies obtain subscribers primarily through use of subscription offers in credit card statements and direct mail campaigns. If the positive response to the promotion of Individual Investor magazine by these agencies is not great enough, they may stop promoting our magazine. This could cause our subscriber base to shrink, which would lower our subscription revenue and reduce our advertising rate base, which would lead to lower advertising revenue. Also, many publications compete for services of subscription agencies, and one or more of these subscription agencies may choose not to continue to market Individual Investor in order to better serve one of our competitors. Any of those developments could cause our operating results to suffer materially.

Control of the Company by Principal Stockholders. At the present time, Jonathan Steinberg, Wise Partners, L.P. (a partnership controlled by Jonathan Steinberg), Saul Steinberg (who is Jonathan Steinberg's father) and Reliance Financial Services Corporation (a substantial portion of the common stock of Reliance Financial Services Corporation's parent, Reliance Group Holdings, Inc., is beneficially owned by Saul Steinberg, members of his family and affiliated trust), beneficially own approximately 38.3% of the outstanding shares of common stock of the Company. As a result of their ownership of common stock, they will be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of its directors. Because it would be very difficult for another company to acquire us without the approval of the Steinbergs, other companies might not view us as an attractive takeover candidate. Our stockholders, therefore, may have less of a chance to benefit from any possible takeover of the Company, than they would if the Steinbergs did not have as much influence.

We rely on our intellectual property. To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered certain of our trademarks in the United States and have pending U.S. applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services.

We are somewhat dependent upon the use of certain trademarks in our operation, including the marks Individual Investor, individualinvestor.com, Ticker, Magic25(TM) and the INDI SmallCap 500(TM). We have a perpetual license for use of the trademark Individual Investor. To perfect our interests in the mark, however, we filed suit in 1997 against the licensor and a third party whom we believed was infringing the mark. The litigation was resolved favorably to us, with an agreement by the third party not to further infringe the mark. We commenced negotiations with the licensor to obtain assignment of the mark, The Individual Investor, but did not reach an agreement. Although we will continuously monitor and may seek enforcement against any perceived infringement of the mark, we cannot assure you that our efforts will be successful.

Additionally, we are somewhat dependent upon the ability to protect our proprietary content through the laws of copyright, unfair competition and other law. We cannot assure you, however, that the laws will give us meaningful protection.

Claims of our infringement on the intellectual property rights of others could be costly and disruptive to our business operations. Other parties may assert claims against us that we have infringed a copyright, trademark or other proprietary right belonging to them. Defending against any such claim could be costly and divert the attention of management from the operation of our business. In addition, the inability to obtain or maintain the use of copyrights or trademarks could adversely affect our business operations.

We may be liable for information published in our print publications or on our online services. We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information we publish in our print publications or through our online services. We could also be subject to claims based upon the content that is accessible from our web sites through links to other web sites. Our insurance may not adequately protect us against these claims.