Form 10-Q
period 2000-03-31
INDIVIDUAL INVESTOR GROUP INC
filed 2000-05-22
CIK 880631

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

_X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000
                                        --------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number 1-10932
                                -------


                         INDIVIDUAL INVESTOR GROUP, INC.

             (Exact name of registrant as specified in its charter)

                    Delaware                                       13-3487784
         --------------------------------                        ---------------
         (State or other jurisdiction of                          (IRS Employer
         incorporation or organization)                      Identification No.)

             125 Broad Street, 14th Floor, New York, New York 10004
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 742-2277
                          -----------------------------
                         (Registrant's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of May 5, 2000, registrant had outstanding 10,384,602 shares of Common Stock, $.01 par value per share.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                    March 31,       December 31,
                        ASSETS                           2000              1999
                                                  ------------      ------------

Current assets:
     Cash and cash equivalents                    $ 4,675,734        $6,437,542
     Accounts receivable (net of allowances of
       $512,819 in 2000 and $419,048 in 1999)       3,683,576         3,019,710
     Investment in discontinued operations             49,302            49,302
     Prepaid expenses and other current assets        875,018           864,851
                                                  ------------      ------------
                        Total current assets        9,283,630        10,371,405

Investments                                         4,183,092         2,638,356
Deferred subscription expense                         499,454           383,624
Property and equipment - net                        1,660,444         1,653,659
Security deposits                                     378,247           374,527
Other assets                                          733,036           836,396
                                                  ------------      ------------
                        Total assets              $16,737,903       $16,257,967
                                                  ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

Current liabilities:
     Accounts payable                             $ 3,717,423        $3,024,395
     Accrued expenses                                 807,709           716,670
     Deferred advertising revenue                   1,539,950         1,467,210

                    Total current liabilities       6,065,082         5,208,275

Deferred advertising revenue                        1,573,071           938,164
Deferred subscription revenue                       2,994,432         2,448,591
                                                  ------------      ------------
                   Total liabilities               10,632,585         8,595,030


Stockholders' Equity:
     Preferred stock, $.01 par value, authorized
       2,000,000 shares, 10,000 issued and                100               100
       outstanding in 2000 and 1999
     Common stock, $.01 par value; authorized
         18,000,000shares; 10,384,602 issued and
         outstanding in 2000 and 10,353,901           103,846           103,539
         shares in 1999
     Additional paid-in capital                    33,462,330        33,421,542
     Warrants                                         742,079           742,079
     Deferred compensation                           (224,169)         (272,038)
     Accumulated deficit                          (27,978,868)      (26,332,285)
                                                  ------------      ------------
                   Total stockholders' equity       6,105,318         7,662,937
                                                  ------------      ------------

      Total liabilities and stockholders' equity  $16,737,903       $16,257,967
                                                  ============      ============

See Notes to Consolidated Condensed Financial Statements

               INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           For the Three Months Ended March 31,
                                           -------------------------------------
                                                  2000                  1999
                                               ------------         ------------

Revenues:
      Online Services                           $1,271,651             $252,969
      Print Publications                         4,891,683            3,748,847
                                               ------------         -----------
      Total revenues                             6,163,334            4,001,816


Operating expenses:
      Editorial, production and distribution     3,420,480            2,755,718
      Promotion and selling                      2,795,187            1,851,476
      General and administrative                 1,453,569            1,172,491
      Corporate advertising                         19,014             -
      Depreciation and amortization                139,966               96,830
                                               ------------         -----------
      Total operating expenses                   7,828,216            5,876,515
                                               ------------         -----------

Operating loss                                  (1,664,882)          (1,874,699)

Investment and other income                         68,299              556,567
                                               ------------         -----------
Net loss                                       ($1,596,583)         ($1,318,132)
                                               ============         ============

Basic and dilutive loss per common share            ($0.16)              ($0.15)
                                               ============         ============

Average number of common shares used in         10,363,991            8,786,599
      computing basic and dilutive loss
      per common share


See Notes to Consolidated Condensed Financial Statements

               INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                       For the Three Months
                                                          Ended March 31,
                                                   -----------------------------
                                                        2000            1999
                                                   ------------     ------------

  Cash flows from operating activities:
  Net loss                                         ($1,596,583)     ($1,318,132)
  Reconciliation of net loss to net cash
  used in operating activities:
     Depreciation and amortization                     139,966           96,830
     Stock option and warrant transactions              58,528           81,818
     Preferred stock dividends payable                 (50,000)        -
     Gain on sale of investments                       -               (503,215)
     Changes in operating assets and liabilities:
        (Increase) decrease in:
       Accounts receivable                            (663,866)        (206,525)
       Prepaid expenses and other current assets       (14,404)         (53,883)
       Deferred subscription expense                  (115,830)         178,065
       Other assets                                     87,477         -
        Increase (decrease) in:
       Accounts payable and accrued expenses           784,067          421,513
       Deferred advertising revenue                   (837,089)        -
       Deferred subscription revenue                   545,841          101,929
                                                   ------------     ------------
        Net cash used in operating activities       (1,661,893)      (1,201,600)
                                                   ------------     ------------

  Cash flows from investing activities:
  Purchase of property and equipment                  (141,010)      (1,255,203)
  Proceeds from sale of investments                   -                 990,729
  Net cash provided by discontinued operations        -                 139,849
                                                   ------------     ------------
        Net cash used in investing activities         (141,010)        (124,625)
                                                   ------------     ------------

  Cash flows from financing activities:
  Proceeds from exercise of stock options               41,095        1,559,326
                                                   ------------     ------------
      Net cash (used in) provided by
       financing activities                             41,095        1,559,326
                                                   ------------     ------------


      Net (decrease) increase in cash and
       cash equivalents                             (1,761,808)         233,101

  Cash and cash equivalents, beginning of period     6,437,542        4,752,587

                                                   ------------     ------------
  Cash and cash equivalents, end of period          $4,675,734       $4,985,688
                                                   ============     ============




  See Notes to Consolidated Condensed Financial Statements





                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1999 on Form 10-K.

2.       INVESTMENTS

                  On June 2, 1999, the Company, Kirlin Holding Corp. ("Kirlin") and VentureHighway.com Inc. ("VentureHighway") (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 1,654,344 newly issued shares (adjusted to reflect a subsequent stock split) of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock (the other 80.1% of which immediately after the transaction were held by Kirlin). The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and web sites during the 30 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of $2,638,356 (or $1.595 per share). In December 1999, VentureHighway raised $7.65 million cash, selling 2,142,000 shares at a price of $3.57 per share.

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

                  On February 23, 2000, the Company and ReverseAuction.com, Inc. ("ReverseAuction") entered into an agreement pursuant to which the Company acquired 1,166,667 newly issued shares of common stock of ReverseAuction, representing a 3.3% stake (on a fully-diluted basis) of ReverseAuction.com, Inc. (constituting 7.4% of the then-outstanding shares). The purchase price was paid in the form of a credit for ReverseAuction to use to purchase advertising in the Company's magazines and web sites during the 21 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of $1,544,736.

                  ReverseAuction owns and operates ReverseAuction.com, an Internet site that features a declining price auction format that decreases the price of a product incrementally depending upon the auction duration. As the price drops, buyers are able to click anytime to make a purchase. Once a purchase is made, the item is sold and the auction is over. There currently is no public market for ReverseAuction securities, and there is no assurance that the Company will realize any value with respect to its investment in ReverseAuction.

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

                  At March 31, 2000, the domestic investment fund had remaining net assets of approximately $946,853. The Company's net investment in discontinued operations of $49,302 at March 31, 2000 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services.

4.       STOCK OPTIONS

                  During the three months ended March 31, 2000, the Company granted 583,909 options to purchase the Company's Common Stock in connection with a one time program to heighten internal comparability and to increase employee retention and motivation (no such options were awarded to the Company's senior management); 30,701 options were exercised (providing proceeds of $41,095); and 68,833 options were canceled. Of the options granted, 5,000 were under the Company's 1993 Stock Option Plan, 7,500 were under the Company's 1996 Performance Equity Plan, and 571,409 were granted under the Company's 2000 Performance Equity Plan ("2000 Plan). The Board of Directors approved the 2000 Plan in February, 2000. All of the options granted during the first quarter of 2000 have an exercise price equal to the fair market value of the stock at the date of issuance and expire at various dates through March, 2010.

5.       LOSS PER COMMON SHARE

                  Basic net loss per share is computed by dividing the net loss, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares during the period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The loss per common share for the three months ended March 31, 2000 and 1999, is computed based on the weighted average number of shares of Common Stock outstanding during the period. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of dilutive loss per common share, as the effect would have been antidilutive.

                  The computation of net loss applicable to common shareholders is as follows:

                                                    Three Months Ended March 31,

                                                       2000              1999
                                                       ----              ----
         Net loss                                   ($1,596,583)    ($1,318,132)
         Preferred stock dividends                      (50,000)         -
                                                    ------------    ------------
         Net loss applicable to common shareholders ($1,646,583)    ($1,318,132)
                                                    ============    ============

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

                  Comprehensive income (loss) for the three months ended March 31, 2000 and 1999, respectively, is presented in the following table:

                                                    Three Months Ended March 31,

                                                       2000             1999
                                                       ----             ----
         Net loss                                   ($1,596,583)    ($1,318,132)
         Other comprehensive income (loss):
            Net unrealized gain on investments          -                29,344
                                                    ------------    ------------
         Total comprehensive loss                   ($1,596,583)    ($1,288,788)
                                                    ============    ============

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

                  The table below  presents  summarized  operating  data for the
         Company's two business segments, consistent with the way such data is utilized by Company management in evaluating operating results. Any inter-segment revenues included in segment data are not material. The accounting policies utilized in the table below are the same as those described in Note 1 of the Notes to Condensed Consolidated Financial Statements, as well as the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating contribution represents the difference between operating revenues less operating expenses (before general and administrative ("G&A"), corporate advertising, and depreciation and amortization expenses).

                                                    Three Months Ended March 31,

                                                         2000            1999
                                                         ----            ----
         Revenues:
           Online Services                           $1,271,651      $  252,969
           Print Publications                         4,891,683       3,748,847
                                                     -----------    ------------
                                                     $6,163,334      $4,001,816
                                                     ===========    ============

         Operating contribution (before  G&A,
           corporate advertising, and depreciation amortization expenses:

           Online Services                            ($ 73,288)    ($  482,107)
           Print Publications                            20,955        (123,271)
                                                     -----------    ------------

                                                        (52,333)       (605,378)
         G&A, corporate advertising, and depreciation
           and amortization expenses                 (1,612,549)     (1,269,321)
         Investment and other income                     68,299         556,567
                                                     -----------    ------------
         Net loss from continuing operations        ($1,596,583)    ($1,318,132)
                                                     ===========    ============

                  Non-current investments as of March 31, 2000 increased approximately $1.5 million as compared to December 31, 1999. This was due to an investment in ReverseAuction.com, Inc. (see Note 2). Net accounts receivable as of March 31, 2000 increased approximately $0.7 million due to increased advertising sales. Accounts payable as of March 31, 2000 increased approximately $0.7 million due to the timing of payments to vendors. Deferred advertising revenue as of March 31, 2000 increased approximately $0.7 million due to an investment in ReverseAuction.com, Inc. (see Note 2), partially offset by revenue earned during the period. Additionally, deferred subscription revenue as of March 31, 2000 increased approximately $0.5 million due to the timing of direct mail and subscription renewal campaigns. There were no other material changes from year-end 1999 in total assets, in the basis of segmentation, or in the basis of measurement of segment profit or loss.

8.       SUBSEQUENT EVENT

                  By April 14,  2000,  the Company had entered  into a letter of intent and completed negotiation of definitive documentation with respect to a proposed $5.6 million financing (see Note 12 to the consolidated financial statements included in the Company's Annual Report for the year ended December 31, 1999 on Form 10-K).
          Subsequently, the Company was informed by a representative of the potential investors that, in light of overall market conditions, the financing would not be completed. The Company currently is in negotiations with a potential strategic partner concerning an investment of approximately $6 million. There can be no assurance that the negotiations with the potential strategic partner will result in the Company obtaining financing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         Important Notice Concerning "Forward-looking Statements" in this Report

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three months ended March 31, 2000 and March 31, 1999, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after March 31, 2000. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after March 31, 2000, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

         2. Actual Results May Be Different than Projections. Due to a variety of risks and uncertainties, however, actual results may be materially different from the results projected in the forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of
Part I hereof, in Exhibit 99 hereof and elsewhere in this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

Three Months Ended March 31, 2000 as Compared to the Three Months Ended March 31, 1999

         Operating Loss

         The Company's operating loss for the three months ended March 31, 2000 decreased 11%, to $1,664,882, as compared to $1,874,699 in the first quarter of 1999. The decrease is primarily due to increased advertising revenues, partially offset by increased promotion and selling, editorial production and distribution, and general and administrative expenses.

         Online Services operations provided a negative operating contribution (before deducting G&A, corporate advertising, and depreciation and amortization expenses) of $73,288 for the three months ended March 31, 2000, as compared to a negative operating contribution of $482,107 in the first quarter of 1999. The change in operating contribution is primarily due to increased advertising revenues, partially offset by increased editorial, production and development, and promotion and selling expenses.

         Print Publications operations provided a positive operating contribution (before deducting G&A, corporate advertising, and depreciation and amortization expenses) of $20,955 for the three months ended March 31, 2000, as compared to a negative operating contribution of $123,271 in the first quarter of 1999. The change in operating contribution is primarily due to increased advertising revenues, partially offset by increased promotion and selling, and production and distribution expenses.

         Revenues

         Total revenues from continuing operations for the three months ended March 31, 2000 increased 54% to $6,163,334, as compared to $4,001,816 in the first quarter of 1999. Revenues for the Online Services operations for the three months ended March 31, 2000 increased 403% to $1,271,651, as compared to $252,969 in the first quarter of 1999. Revenues for the Print Publications operations for the three months ended March 31, 2000 increased 30% to $4,891,683, as compared to $3,748,847 in the first quarter of 1999.

         Online Services advertising revenues for the three months ended March 31, 2000 increased 478%, to $1,178,665, as compared to $203,992 in the first quarter of 1999. The increase in advertising revenues is attributable to several factors, including a growth in page views and advertising impressions. Traffic to the Company's web sites for the three months ended March 31, 2000 increased 127% to approximately 27.6 million page views, as compared to approximately 12.2 million page views in the first quarter of 1999. In the first quarter of 2000, the Company had 25 unique advertisers, two of which accounted for 60% of the advertising revenues, as compared to none in the first quarter of 1999.

         Print Publications advertising revenues for the three months ended March 31, 2000 increased 39%, to $3,577,335, as compared to $2,566,908 in the first quarter of 1999. Individual Investor advertising revenues for the three months ended March 31, 2000 increased 40%, to $2,465,045, as compared to $1,764,391 in the first quarter of 1999. This change relates primarily to a 22% increase in advertising pages sold, combined with a 14% increase in the net advertising rate per page, when compared to the first quarter of 1999. Ticker advertising revenues for the three months ended March 31, 2000 increased 39%, to $1,112,290, as compared to $802,517 in the first quarter of 1999. This change relates primarily to a 24% increase in advertising pages sold, combined with a 7% increase in the net advertising rate per page, when compared to the first quarter of 1999.

         Print Publications circulation revenues for the three months ended March 31, 2000 increased 9%, to $933,180, as compared to $857,554 in the first quarter of 1999. Subscription revenues for the three months ended March 31, 2000 increased 8%, to $712,372, as compared to $658,685 in the first quarter of 1999. The increase is primarily attributable to a change in the subscriber mix for Individual Investor magazine, with more of the subscriber base being obtained through more lucrative direct-to-publisher methods. This increase was partially offset by a reduction in the number of subscribers to Individual Investor's Special Situations Report. Newsstand revenues for the three months ended March 31, 2000 increased 11%, to $220,808, as compared to $198,869 in the first quarter of 1999.

         Print Publications list rental and other revenues for the three months ended March 31, 2000 increased 18%, to $381,168, as compared to $324,385 in the first quarter of 1999. The increase relates primarily to higher list rental revenues attributable to the Company's improving print subscriber lists, partially offset by a reduction in the sale of reprint articles from Individual Investor magazine.

         Operating Expenses

         Total operating expenses from continuing operations for the three months ended March 31, 2000 increased 33%, to $7,828,216, as compared to $5,876,515 in the first quarter of 1999.

         Editorial, production and distribution expenses for the three months ended March 31, 2000 increased 24%, to $3,420,480, as compared to $2,755,718 in the first quarter of 1999. Online Services production, development and editorial expenses for the three months ended March 31, 2000 increased 77%, to $956,470, as compared to $541,591 in the first quarter of 1999. The increase is primarily related to higher editorial salaries and consulting fees, increased research costs, and costs associated with enhanced analytical and research tools now available on the Company's web sites, individualinvestor.com and InsiderTrader.com. Print Publications editorial, production and distribution expenses for the three months ended March 31, 2000 increased 11%, to $2,464,010, as compared to $2,214,127 in the first quarter of 1999. The increase relates primarily to Individual Investor magazine, which had an increase in the average number of pages per issue, as well as higher editorial salaries and related costs.

         Promotion and selling expenses for the three months ended March 31, 2000 increased 51%, to $2,795,187, as compared to $1,851,476 in the first quarter of 1999. Online Services promotion and selling expenses for the three months ended March 31, 2000 increased 101%, to $388,469, as compared to $193,485 in the first quarter of 1999. The increase is primarily attributable to higher marketing and promotion expenses. Print Publications promotion and selling expenses for the three months ended March 31, 2000 increased 45%, to $2,406,718, as compared to $1,657,991 in the first quarter of 1999. The increase is primarily due to increased subscription promotion expenses, severance related to a termination arrangement, and higher recruiting fees as a result of hiring additional in-house sales personnel.

         General and administrative expenses for the three months ended March 31, 2000 increased 24%, to $1,453,569, as compared to $1,172,491 in the first quarter of 1999. The increase is primarily attributable to higher salaries and related costs, and increased rent expense related to the relocation of the Company's corporate office in March 1999, partially offset by moving costs expended in the first quarter of 1999.

         Corporate advertising expenses for the three months ended March 31, 2000 were $19,014, as compared to none in the first quarter of 1999.

         Depreciation and amortization expense for the three months ended March 31, 2000 increased 45%, to $139,966, as compared to $96,830 in the first quarter of 1999. The increase is attributable to additional depreciation for furniture and fixtures as well as the amortization of leasehold improvements, primarily related to the move to the new corporate office.

         Investment and Other Income

         Investment and other income for the three months ended March 31, 2000 decreased to $68,299, as compared to $556,567 in the first quarter of 1999. The decrease is primarily attributable to realized gains of $502,451 from the sales of investments in the first quarter of 1999.

         Discontinued Operations

         There was no net loss from discontinued operations for the three months ended March 31, 2000 or March 31, 1999. No additional loss amounts were recorded by the Company for discontinued operations because the Company believes that any remaining net operating losses and related material costs associated with these discontinued operations have been adequately provided for by provisions established in 1998.

         The Company's net investment in discontinued operations of $49,302 at March 31, 2000 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

         Net Loss

         The Company's net loss for the three months ended March 31, 2000 increased 21%, to $1,596,583, as compared to $1,318,132 in the first quarter of 1999. No income taxes were provided in 2000 or 1999 due to the net loss. The basic and dilutive net loss per weighted average common share for the three months ended March 31, 2000 was $0.16, as compared to $0.15 in the first quarter of 1999. Although the Company's operating loss for the three months ended March 31, 2000 decreased 11%, or $209,811, as compared to the first quarter of 1999, the increase in the net loss over the same periods is attributable to the absence of the realized gains from the sales of investments of $502,451 in the first quarter of 1999.

         Liquidity and Capital Resources

         As of March 31, 2000, the Company had working capital of $3,218,548, which included cash and cash equivalents totaling $4,675,734.

         By April 14, 2000, the Company had entered into a letter of intent and completed negotiation of definitive documentation with respect to a proposed $5.6 million financing (see Note 12 to the consolidated financial statements included in the Company's Annual Report for the year ended December 31, 1999 on Form 10-K). Subsequently, the Company was informed by a representative of the potential investors that, in light of overall market conditions, the financing would not be completed. The Company currently is in negotiations with a potential strategic partner concerning an investment of approximately $6 million. There can be no assurance that the negotiations with the potential strategic partner will result in the Company obtaining financing.

         The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses while continuing to invest in its existing products. The Company anticipates quarterly losses to continue through the remainder of 2000. Profitability may be achieved in future periods only if the Company can substantially increase its revenues and/or realize capital gains on investments while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, that capital gains will be realized on investments (instead capital losses in fact may be realized), or that the increases in expenses can be controlled adequately to enable the Company to attain profitability.

         Management continues to expect that revenues will continue to grow significantly in the remainder of 2000. The Company plans to continue investing in its Online Services because it believes that this line of business offers the greatest opportunity for generating substantial revenues and shareholder value over the longer term. There can be no assurance, however, that anticipated online traffic growth in fact will be realized, or that if realized, it would result in higher revenues or shareholder value. The Company also expects to launch additional subscription-based online products in 2000. There can be no assurance, however, that such products in fact will be launched, be launched on time, or that if launched, such products would be successful.

         Print Publications advertising sales are expected to continue to increase year-over-year due to the addition of new sales personnel and the effect of the increased awareness in the marketplace due in part to a trade and consumer brand awareness advertising campaign in the fourth quarter of 1999. There can be no assurance, however, that advertising sales will increase because higher advertising rates may not be accepted by advertisers, advertising pages may decline for Individual Investor magazine, circulation may drop at either or both Individual Investor and Ticker, and the advertising mix may change. Although the Company has recently added new advertising sales personnel, no assurance can be given that these changes will result in advertising revenue increases. The Company also believes that a stock market correction or "bear" market could adversely affect its ability to sell advertising, particularly to the financial advertiser categories.

         Based on the Company's current outlook, the Company believes that its working capital will be insufficient to fund its operations and capital requirements beyond the middle of the third quarter of 2000 unless the Company is able to obtain additional equity or debt financing. The Company is currently exploring its ability to obtain additional equity or debt financing. No assurance can be given as to the availability of additional equity or debt financing or, if available, the terms upon which it may be obtained. Any such additional financing may result in dilution of an investor's equity investment in the Company. If the Company is unable to obtain additional equity or debt financing on favorable terms, or at all, the Company would be unable to sustain its current operations.


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

         In April 1999, a stockholder of the Company initiated an action in the Court of Chancery of the State of Delaware, New Castle County, captioned Michele
S. Criden v. Jonathan L. Steinberg, Bruce L. Sokoloff, Peter M. Ziemba and S. Christopher Meigher III (C.A. No. 17082). The Company is named as a nominal defendant in the action. Plaintiff alleged that the four individual defendants, who comprised the entire Board of Directors of the Company at that time, took improper action (i) on November 19, 1998, in determining to amend the terms of options previously granted to Jonathan Steinberg to reduce their exercise prices (which ranged from $4.9375 to $7.50) to $1.25 (11% higher than the last sale price of the Common Stock on the trading date immediately preceding the date of such amendment), and (ii) on December 23, 1998, in determining to grant replacement options to each of Messrs. Sokoloff, Ziemba and Meigher, conditioned upon cancellation of their existing options, which replacement options had an exercise price of $2.00 per share (the last sale price of the Common Stock on the trading date immediately preceding the date of the new grant), which was less than the exercise price of options previously granted to them (which exercise prices ranged from $4.375 to $10.50). Plaintiff claimed that such actions constituted corporate waste and a diversion of corporate assets for improper and unnecessary purposes and that the directors breached their fiduciary duties, including their duty of loyalty, to the Company and its stockholders. Plaintiff demanded judgment (i) enjoining the four directors from exercising any options at the reduced exercise price, (ii) declaring a constructive trust of any proceeds resulting from the directors' exercise of such options, (iii) damages, on behalf of the Company, for losses and damages suffered and to be suffered in connection with the option repricings, including interest thereon, and (iv) awarding plaintiffs the costs of this action, including reasonable attorney's fees. In June 1999, defendants moved to dismiss the complaint. Plaintiff indicated that she would not oppose the motion, but rather would file an amended complaint. In August 1999, plaintiff filed an amended complaint. In September 1999, defendants moved to dismiss the amended complaint. In March 2000, the Court of Chancery granted defendants' motion and the amended complaint was dismissed for failure to state a claim. The period during which plaintiff may have requested the court to reconsider its ruling or file an appeal has now expired and plaintiff has made no such request. The Board of Directors believed at the time, and continues to believe, that the actions taken on November 19, 1998 and December 23, 1998, were proper.

         In addition to the foregoing matters, the Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

ITEM 2.  Changes in Securities

Sales of Unregistered Securities

----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
                                                     Consideration received and       Exemption        If option, warrant or
Date of sale      Title of security         Number   description of underwriting or   from             convertible security, terms
                                             Sold    other discounts to market price  registration     of exercise or conversion
                                                     afforded to purchasers           claimed

----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
1/00 - 3/00       Options to purchase     583,909    Exercise price would be           Section 4(2)    Vesting over a period of two
                  common stock                       received upon exercise                            to four years from date of
                  granted to employees                                                                 grant, subject to certain
                                                                                                       conditions of continued
                                                                                                       service; exercisable for a
                                                                                                       period lasting ten years
                                                                                                       from date of grant at
                                                                                                       exercise prices ranging from
                                                                                                       $3.34375 to $5.75 per share.

----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------


ITEM 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits


       Exhibit          Description                                                  Method of Filing
          No.

           3.1          Amended and Restated Certificate of                 Incorporated  by  reference  to  Exhibit  3.2 to the
                        Incorporation of Registrant, as amended             Form 10-Q for the quarter ended June 30, 1999
                        through June 22, 1999

           3.2          By-laws of Registrant amended through April 27,     Incorporated by reference to Exhibit 3.3 to the Form
                                                                            10-Q for the quarter ended June 30, 1999

           4.1          Specimen Certificate for Common Stock of            Incorporated by reference to Exhibit 4.1 to the
                        Registrant                                          Registrant's Registration Statement on Form S-18
                                                                            (File No. 33-43551-NY)

          10.1+         Stock Option Agreement between Registrant and E.    Filed herewith
                        Drake Mosier dated December 15, 1999

          10.2+         Indemnification Agreement between Registrant and    Filed herewith
                        E. Drake Mosier dated December 15, 1999

          10.3+         2000 Performance Equity Plan of Registrant.         Incorporated by reference to Appendix A to
                                                                            definitive Proxy Statement dated May 17, 2000

          27            Financial Data Schedule March 31, 2000              Filed only with the electronic submission of Form 10-Q
                                                                            in accordance with the EDGAR requirement

          99            Certain Risk Factors                                Filed herewith


+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the Quarter Ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 22, 2000

               INDIVIDUAL INVESTOR GROUP, INC. (Registrant)





               By:   /s/ Jonathan L. Steinberg

                     Jonathan L. Steinberg, Chief Executive Officer and Director




               By:   /s/ David H. Allen

                     David H. Allen, Chief Financial Officer




               By:   /s/ Henry G. Clark

                     Henry G. Clark, Vice President Finance
                     (Principal Accounting Officer)



                                                                    EXHIBIT 10.1

                             STOCK OPTION AGREEMENT

                  This STOCK OPTION AGREEMENT (the "Agreement") is entered into as of December 15, 1999, by and between INDIVIDUAL INVESTOR GROUP, INC., a Delaware corporation (the "Company"), and E. DRAKE MOSIER (the "Optionee").

                  WHEREAS, on December 15, 1999 (the "Grant Date"), the Board of Directors of the Company (the "Board") authorized the grant to the Optionee of an option (the "Option") to purchase an aggregate of 30,000 shares of the authorized but unissued Common Stock of the Company, $.01 par value (the "Common Stock") in connection with Optionee's appointment as a Director of the Company, conditioned upon the Optionee's acceptance of the grant of the Option upon the terms and conditions set forth in this Agreement; and

               WHEREAS, the Optionee desires to acquire the Option upon the terms and conditions set forth in this Agreement;

                  IT IS AGREED:

               1. Grant of Stock Option. The Company hereby grants the Optionee the Option to purchase all or any part of an aggregate of 30,000 shares of Common Stock (the "Option Shares") on the terms and conditions set forth herein.

               2. Non-Qualified Stock Option. The Option represented hereby shall be a "non-qualified stock option," and is not intended to be an Option which qualifies as an "Incentive Stock Option" under Section 422 of the Internal Revenue Code of 1986, as amended.

               3. Exercise Price. The exercise price of the Option is $4.4375 per share, subject to adjustment as hereinafter provided.

                  4. Exercisability. This Option shall be exercisable as to 10,000 shares on December 15, 2000 and as to an additional 10,000 shares on December 15, 2001 and as to an additional 10,000 shares on December 15, 2002. After a portion of the Option becomes exercisable, such portion shall remain exercisable, except as otherwise provided herein, until the close of business on December 14, 2009 ("Exercise Period").

               5. Effect of Termination of Status as Director.

                    5.1. Termination Due to Death. If Optionee's status as a Director of the Company terminates by reason of death, the portion of the Option, if any, that was exercisable as of the date of death may thereafter be exercised by the legal representative of the estate or by the legatee of the Optionee under the will of the Optionee, for a period of one (1) year from the date of such death or until the expiration of the Exercise Period, whichever period is shorter. The portion of the Option, if any, that was not exercisable as of the date of death shall immediately expire upon death.

                    5.2. Termination Due to Disability. If Optionee's status as a Director of the Company terminates by reason of disability, the portion of the Option, if any, that was exercisable as of the date of termination may thereafter be exercised by the Optionee for a period of one (1) year from the date of the termination or until the expiration of the Exercise Period, whichever period is shorter. The portion of the Option, if any, that was not exercisable as of the date of termination shall immediately expire on the date of termination.

                    5.3. Other Termination.

                         (a) If Optionee's status as a Director is terminated by
the Company or the Optionee for any reason other than (i) death or (ii) Disability or (iii) for cause by the Company, then the portion of the Option, if any, that was exercisable as of the date of termination may thereafter be exercised by the Optionee for a period of thirty (30) days from termination or until the expiration of the Exercise Period, whichever is shorter. The portion of the Option, if any, that was not exercisable as of the date of termination shall immediately expire on the date of termination.

                         (b) In the event the Optionee's status as a Director is
terminated for cause, (i) this Option, whether or not exercisable, shall immediately expire and (ii) the Company may require the Optionee to return to the Company the economic value of any Option Shares purchased hereunder by the Optionee within the six (6) month period prior to the date of termination. In such event, the Optionee hereby agrees to remit to the Company, in cash, an amount equal to the difference between the Fair Market Value of the Option Shares on the date of termination (or the sales price of such Shares if the Option Shares were sold during such six (6) month period) and the Exercise Price of such Shares. For purposes of this Agreement, the "Fair Market Value" of the Option Shares on a given date (the "Date of Determination") shall mean (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, the last sale price of the Common Stock in the principal trading market for the Common Stock on the last trading day preceding the Date of Determination, as reported by the exchange or Nasdaq, as the case may be; (ii) if the Common Stock is not listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, but is traded in the over-the-counter market, the closing bid price for the Common Stock on the last trading day preceding the Date of Determination for which such quotations are reported by the OTC Bulletin Board or the National Quotation Bureau, Incorporated or similar publisher of such quotations; and
(iii) if the fair market value of the Common Stock cannot be determined pursuant to clause (i) or (ii) above, such price as the Committee shall determine, in good faith.

                    5.4. "Status as a Director." Optionee has the status as a Director of the Company if Optionee is a duly appointed (or elected, as the case may be) member of the Company's Board of Directors.

                    5.5. No Right to Status as a Director. Nothing in this Agreement shall confer on the Optionee any right to continue his status as a Director of, or to have any other relationship with, the Company (or with any parent, subsidiary or affiliate of the Company), or limit in any way the right of the Board or stockholders of the Company to terminate the Optionee's status as a Director or other relationship with the Company (or with any parent, subsidiary or affiliate of the Company) at any time, with or without cause.

               6. Withholding Tax. Not later than the date as of which an amount first becomes includible in the gross income of the Optionee for Federal income tax purposes with respect to the Option, the Optionee shall pay to the Company, or make arrangements satisfactory to the Company regarding the payment of, any Federal, state and local taxes of any kind required by law to be withheld or paid with respect to such amount. Notwithstanding anything in this Agreement to the contrary, the obligations of the Company pursuant to this Agreement shall be conditional upon such payment or arrangements with the Company and the Company shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Optionee from the Company.

               7. Adjustments. In the event of any merger, reorganization, consolidation, recapitalization, consolidation, dividend (other than cash dividend), stock split, reverse stock split, or other change in corporate structure affecting the number of issued shares of Common Stock, the Company shall proportionally adjust the number and kind of Option Shares and the exercise price of the Option in order to prevent the dilution or enlargement of the Optionee's proportionate interest in the Company and Optionee's rights hereunder, provided that the number of Option Shares shall always be a whole number.

               8. Method of Exercise.


                    8.1. Notice to the Company. The Option shall be exercised in whole or in part by written notice in substantially the form attached hereto as Exhibit A directed to the Company at its principal place of business accompanied by full payment as hereinafter provided of the exercise price for the number of Option Shares specified in the notice.

                    8.2. Delivery of Option Shares. The Company shall deliver a certificate for the Option Shares to the Optionee as soon as practicable after payment therefor.

                    8.3. Payment of Purchase Price. The Optionee shall make pay for the Option Shares by any one or more of the following methods set forth in this Section 8.3.

                         8.3.1.  Cash  Payment.  The  Optionee  shall  make cash
payments by wire transfer, certified check or bank check, in each case payable to the order of the Company; the Company shall not be required to deliver certificates for Option Shares until the Company has confirmed the receipt of good and available funds in payment of the purchase price thereof.

                         8.3.2. Payment through Bank or Broker. The Optionee may
make arrangements satisfactory to the Company with a bank or a broker who is member of the National Association of Securities Dealers, Inc. to either (a) sell on the exercise date a sufficient number of the Option Shares being purchased so that the net proceeds of the sale transaction will at least equal the Exercise Price multiplied by the number of Option Shares being purchased pursuant to such exercise, plus the amount of any applicable withholding taxes and pursuant to which the bank or broker undertakes irrevocably to deliver the full Exercise Price multiplied by the number of Option Shares being purchased pursuant to such exercise, plus the amount of any applicable withholding taxes to the Company on a date satisfactory to the Company, but no later than the date on which the sale transaction would settle in the ordinary course of business or
(b) obtain a "margin commitment" from the bank or broker pursuant to which the bank or broker undertakes irrevocably to deliver the full Exercise Price multiplied by the number of Option Shares being purchased pursuant to such exercise, plus the amount of any applicable withholding taxes to the Company, immediately upon receipt of the Option Shares.

                         8.3.3.  Cashless  Payment.  The Optionee may, in his or
her sole discretion, use shares of Common Stock of the Company that were owned by the Optionee for more than six (6) months (and which have been paid for within the meaning of SEC Rule 144 and, if such shares were purchased from the Company by use of a promissory note, such note has been fully paid with respect to such shares), or that were obtained by the Optionee in the open public market, to pay the purchase price for the Option Shares by delivery of one or more stock certificates in negotiable form which are effective to transfer good and valid title thereto to the Company, free of any liens or encumbrances. Shares of Common Stock used for this purpose shall be valued at the Fair Market Value.

                         8.3.4.   Payment  of  Withholding   Tax.  Any  required
withholding tax may be paid in cash or with Common Stock in accordance with Sections 8.3.1., 8.3.2 and 8.3.3.

                         8.3.5.  Exchange Act  Compliance.  Notwithstanding  the
foregoing, the Company shall have the right to reject payment in the form of Common Stock if in the opinion of counsel for the Company, (i) it could result in an event of "recapture" under Section 16(b) of the Securities Exchange Act of 1934; (ii) such shares of Common Stock may not be sold or transferred to the Company; or (iii) such transfer could create legal difficulties for the Company.

               9. Security Interest in Option Shares Collateralizing Obligations Owed to the Company. Notwithstanding anything in this Agreement to the contrary, the Optionee hereby grants the Company a security interest in the Option Shares as follows: in the event that the Optionee owes the Company any sum (including without limitation amounts owed pursuant to a loan made by the Company to the Optionee), and such sum is past due (the "Past Due Amount"), the Company shall have a security interest in the Option Shares. The Optionee hereby agrees to execute, promptly upon request by the Company, such instruments and to take such action as may be useful for the Company to perfect and/or exercise such security interest, and hereby irrevocably grants the Company the right to retain, in full or partial payment of the Past Due Amount, up to the following number of Option Shares upon any whole or partial exercise of the Option: a fraction, the numerator of which is the Past Due Amount, and the denominator of which is the Fair Market Value of the Company's Common Stock (as set forth in Section 5.3(b)) as of the date of such exercise; provided that the fraction set forth in the preceding clause shall be rounded up to the nearest whole number. The security interest set forth herein shall be cumulative to all, and not in lieu of any, other remedies to available to the Company with respect to any Past Due Amount.

               10. Market Standoff Agreement. The Optionee agrees that, in connection with any registration of the Company's securities, upon the request of the Company or the underwriters managing any public offering of the Company's securities, the Optionee will not sell or otherwise dispose of any Option Shares (including without limitation sale of Option Shares in connection with the exercise method set forth in Section 8.3.2.) or any other securities of the Company without the prior written consent of the Company or such underwriters, as the case may be, for such period of time from the effective date of such registration as the Company or the underwriters may specify for the Company's Optionee shareholders generally. The Optionee understands and agrees that, in order to ensure compliance with the market standoff agreement, the Company may issue appropriate "stop-transfer" instructions to its transfer agent.

               11. Notice of Disqualifying Disposition of ISO Shares. If the Option granted to the Optionee herein is an ISO, and if the Optionee sells or otherwise disposes of any of the Option Shares acquired pursuant to a whole or partial exercise the Option prior to the later of (a) the second (2nd) anniversary of the Grant Date, or (b) the first (1st) anniversary of the date of exercise of such Option Shares, the Optionee shall immediately notify the Company in writing of such sale or disposition. The Optionee acknowledges and agrees that the Optionee may be subject to income and other tax withholding by the Company on the compensation income recognized by the Optionee from any such sale or disposition, by payment in cash (or in shares of Common Stock, to the extent permissible under Section 8.3.4.) or out of the current wages or other earnings payable to Optionee. The Optionee hereby authorizes his/her broker(s) to provide the Company, promptly at the Company's request, with any information concerning the Option Shares, now or previously in Optionee's account(s) with such broker(s), as the Company may request. The Optionee agrees that this authorization may not be revoked or modified in any manner except pursuant to a writing signed by both the Optionee and the Company.

               12. Nonassignability. The Option shall not be assignable or transferable except by will or by the laws of descent and distribution in the event of the death of the Optionee. No transfer of the Option by the Optionee by will or by the laws of descent and distribution shall be effective to bind the Company unless the Company shall have been furnished with written notice thereof and a copy of the will and such other evidence as the Company may deem necessary to establish the validity of the transfer and the acceptance by the transferee or transferees of the terms and conditions of the Option.

               13. Required Holding Period. This Option and any Common Stock acquired upon its exercise may not be sold, assigned or otherwise transferred prior to the six (6) month anniversary of the Grant Date.

               14. Company Representations. The Company hereby represents and warrants to the Optionee that:

                    (a) the Company, by appropriate and all required action, is duly authorized to enter into this Agreement and consummate all of the transactions contemplated hereunder; and


                    (b) the Option Shares, when issued and delivered by the Company to the Optionee in accordance with the terms and conditions hereof, will be duly and validly issued and fully paid and non-assessable.

               15. Optionee Representations. The Optionee hereby represents and warrants to the Company that:

                    (a) he or she is acquiring the Option and shall acquire the Option Shares for his or her own account and not with a view towards the distribution thereof;

                    (b) he or she has received a copy of all reports and documents required to be filed by the Company with the Commission pursuant to the Exchange Act within the last twenty-four (24) months and all reports issued by the Company to its stockholders within the last twenty-four (24 )months;

                    (c) he or she understands that he or she must bear the economic risk of the investment in the Option Shares, which cannot be sold by him or her unless they are registered under the Securities Act of 1933 (the
"1933 Act") or an exemption therefrom is available thereunder and that the Company is under no obligation to register the Option Shares for sale under the 1933 Act except as set forth in Section 16A below;

                    (d) in his or her position with the Company, he or she has had both the opportunity to ask questions and receive answers from the officers and directors of the Company and all persons acting on its behalf concerning the terms and conditions of the offer made hereunder and to obtain any additional information to the extent the Company possesses or may possess such information or can acquire it without unreasonable effort or expense necessary to verify the accuracy of the information obtained pursuant to clause (b) above;

                    (e) he or she is aware that the Company shall place stop transfer orders with its transfer agent against the transfer of the Option Shares in the absence of registration under the 1933 Act or an exemption therefrom as provided herein; and

               (f) The certificates evidencing the Option Shares may bear the following legends:

               "The shares represented by this certificate have been acquired for investment and have not been registered under the Securities Act of 1933. The shares may not be sold or transferred in the absence of such registration or an exemption therefrom under said Act."

               "The shares represented by this certificate have been acquired pursuant to a Stock Option Agreement, dated as of November 1, 1999, a copy of which is on file with the Company, and may not be transferred, pledged or disposed of except in accordance with the terms and conditions thereof."

               16. Restriction on Transfer of Stock Option Agreement and Option Shares. Notwithstanding anything in this Agreement to the contrary, and in addition to the provisions of Section 12 of this Agreement, the Optionee hereby agrees that he or she shall not sell, transfer by any means or otherwise dispose of the Option Shares acquired by him or her without registration under the 1933 Act, or in the event that they are not so registered, unless (a) an exemption from the 1933 Act registration requirements is available thereunder, and (b) the Optionee has furnished the Company with notice of such proposed transfer and the Company's legal counsel, in its reasonable opinion, shall deem such proposed transfer to be so exempt.

               16A. Registration Right. The Company agrees to file a registration statement ("Registration Statement") on Form S-8 (or successor form) to register the Option Shares for issuance to Employee on or prior to the date the Option or any portion thereof first becomes exercisable. The Company will bear all expenses and pay all fees incurred in connection with the filing and modification or amendment of the Registration Statement, exclusive of underwriting discounts, and commissions payable in respect of the sale of the Common Stock and any counsel for the Employee. Moreover, if the Company fails to comply with the provisions of this Section 16A, the Company shall, in addition to any other equitable or other relief available to the Employee, be liable for any and all incidental, special and consequential damages and damages due to loss of profits sustained by the Employee.

               17. Interpretation. Any dispute regarding the interpretation of this Agreement shall be submitted by the Optionee or the Company to the Committee for review. The resolution of such a dispute by the Board or Committee shall be final and binding on the Company and on the Optionee.

               18. Miscellaneous.

               18.1. Notices. All notices, requests, deliveries, payments, demands and other communications which are required or permitted to be given under this Agreement shall be in writing and shall be either delivered personally or by private courier (e.g., Federal Express), or sent by registered or certified mail, return receipt requested, postage prepaid, to the parties at their respective addresses set forth herein, or to such other address as either shall have specified by notice in writing to the other. Notice shall be deemed duly given hereunder when delivered in person or by private courier, or on the third (3rd) business day following deposit in the United States mail as set forth above.

               18.2. [Intentionally omitted.]

               18.3. Successors and Assigns. The Company may assign any of its rights under this Agreement. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company. Subject to the restrictions on transfer set forth herein, this Option Agreement shall be binding upon the Optionee and the Optionee's heirs, executors, administrators, legal representatives, successors and assigns.

               18.4. Entire Agreement. This Agreement constitutes the entire agreement of the parties hereto and supersede all prior undertakings and agreements, oral or written, with respect to the subject matter hereof. The Agreement may not be contradicted by evidence of any prior or contemporaneous agreement. To the extent that the policies and procedures of the Company apply to the Optionee and are inconsistent with the terms of the Agreement, the provisions of the Agreement shall control.

               18.5. Amendments; Waivers. The Agreement may not be modified, amended, or terminated except by an instrument in writing, signed by each of the parties (in the case of the Company, such instrument must be signed by the President or Chief Executive Officer of the Company to be effective). No failure to exercise and no delay in exercising any right, remedy, or power under the Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy, or power under the Agreement preclude any other or further exercise thereof, or the exercise of any other right, remedy, or power provided herein or by law or in equity. All rights and remedies, whether conferred by the Agreement, by any other instrument or by law, shall be cumulative, and may be exercised singularly or concurrently.

               18.6. Severability; Enforcement. If any provision of this Agreement is held invalid, illegal or unenforceable in any respect (an "Impaired Provision"), (a) such Impaired Provision shall be interpreted in such a manner as to preserve, to the maximum extent possible, the intent of the parties, (b) the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby, and (c) such decision shall not affect the validity, legality or enforceability of such Impaired Provision under other circumstances. The parties agree to negotiate in good faith and agree upon a provision to substitute for the Impaired Provision in the circumstances in which the Impaired Provision is invalid, illegal or unenforceable.

               18.7. Attorneys' Fees. In the event of any arbitration or litigation between the parties arising under or related to this Agreement (a "Covered Dispute"), the substantially prevailing party in the Covered Dispute (the "Prevailing Party") shall be entitled to receive from the other party the Prevailing Party's reasonable attorneys' fees and costs, including, without limitation, the cost at the hourly charges routinely charged therefor by the persons providing the services, reasonable fees and/or allocated costs of staff (in-house) counsel, and fees and expenses of experts retained by counsel in connection with such arbitration or litigation and with any and all appeals or petitions therefrom, in addition to any other relief to which the Prevailing Party may be entitled. A party to a Covered Dispute shall be the Prevailing Party in such Covered Dispute if the claims against such party are dismissed at any stage in the arbitration or litigation.

               18.8. Governing Law; Jurisdiction. The Agreement shall be governed by and construed in accordance with the law of the State of New York, without reference to that body of law concerning choice of law or conflicts of law, except that the General Corporation Law of the State of Delaware ("GCL") shall apply to all matters governed by the GCL, including without limitation matters concerning the validity of grants of stock options and actions of the Company's board of directors or any committee thereof. The parties agree that, subject to the agreement to arbitrate disputes set forth in Section 18.12, the sole and exclusive judicial venues for any dispute, difference, cause of action or legal action of any kind that any party, or any officer, director, Optionee, agent or permitted successor or assign of any party may bring against any other party, or against any officer, director, Optionee, agent or permitted successor or assign of any party, related to this Agreement (a "Proceeding"), shall be (a) the United States District Court for the Southern District of New York, if such court has statutory jurisdiction over the Proceeding and (b) the Supreme Court of the State of New York in the County of New York (collectively, the "New York Courts"). Each of the parties hereby expressly (i) consents to the personal jurisdiction of each of the New York Courts with respect to any Proceeding; (ii) agrees that service of process in any Proceeding may be effected upon such party in the manner set forth in Section 18.1 (as well as in any other manner prescribed by law); and (iii) waives any objection, whether on the grounds of venue, residence or domicile or on the ground that the Proceeding has been brought in an inconvenient forum, to any Proceeding brought in either of the New York Courts. Notwithstanding the foregoing, nothing in this paragraph alters the parties' agreement to arbitrate disputes as set forth in Section 18.12.

               18.9. No Duty to Disclose.  The Optionee  acknowledges and agrees that, except for the information provided to the Optionee by the Company pursuant to Section 15(b) and 15(d) prior to execution of this Agreement, neither the Company nor any of the Company's officers, directors, shareholders, Optionees, agents or representatives has any duty or obligation to disclose to the Optionee any information whatsoever, including but not limited to information concerning the Company that might if made public affect the value of the Option Shares. Such information includes without limitation any information concerning the Company's actual or potential financial performance, actual or potential material contracts to which the Company is or may become a party, or actual or potential material transactions that involve or may involve the Company, including but not limited to plans to effect a merger or to acquire or dispose of a material amount of assets. The Optionee acknowledges and understands that he or she (a) might exercise his or her Option (or a portion thereof) prior to the public dissemination of such information, and that the value of the Option Shares may decrease after the public dissemination of such information, or (b) might exercise his or her Option (or a portion thereof) and sell, pledge or encumber the Option Shares (or a portion thereof) prior to the public dissemination of such information, and that the value of the Option Shares may increase after the public dissemination of such information; and the Optionee acknowledges and agrees that he or she will not bring or participate in any claim whatsoever against the Company or against any of the Company's officers, directors, shareholders, Optionees, agents or representatives related to the failure to have disclosed such information prior to the Optionee's exercise of the Option and/or sale, pledge or encumbrance of the Option Shares.

               18.10. Rights of Third Parties. Nothing in this Agreement, express or implied, is intended to confer upon any party other than the parties hereto or their respective permitted successors and assigns any rights, remedies, obligations, or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

               18.11  Headings.   The  Section  headings  used  herein  are  for
convenience only and do not define, limit or construe the content of such sections. All references in this Agreement to Section numbers refer to Sections of this Agreement, unless otherwise indicated.

               18.12. Agreement to Arbitrate. The Optionee and the Company recognize that differences may arise between them during or following the Optionee's status as a Director with the Company, and that those differences may or may not be related to the grant of the Option herein or to the Optionee's status as a Director. The Optionee understands and agrees that by entering into this Agreement, the Optionee anticipates the benefits of a speedy, impartial dispute-resolution procedure of any such differences. As used in this Section
18.12 and its subparts, the "Company" shall also refer to all benefit plans, the benefit plans' sponsors, fiduciaries, administrators, affiliates, and all successors and assigns of any of them.

          (a) Arbitrable Claims. (i) ALL DISPUTES BETWEEN THE OPTIONEE (AND HIS OR HER PERMITTED SUCCESSORS AND ASSIGNS) AND THE COMPANY (AND ITS AFFILIATES, SHAREHOLDERS, DIRECTORS, OFFICERS, AGENTS AND PERMITTED SUCCESSORS AND ASSIGNS) RELATING IN ANY MANNER WHATSOEVER TO OPTIONEE'S STATUS AS A DIRECTOR OR TO THE TERMINATION THEREOF, INCLUDING WITHOUT LIMITATION ALL DISPUTES ARISING UNDER THIS AGREEMENT (COLLECTIVELY, "ARBITRABLE CLAIMS") SHALL BE RESOLVED EXCLUSIVELY BY BINDING ARBITRATION. Arbitrable Claims shall include, but are not limited to, contract (express or implied) and tort claims of all kinds, as well as all claims based on any federal, state, or local law, statute, or regulation
(including but not limited to claims alleging unlawful harassment or discrimination in violation of Title VII and/or Title IX of the U.S. Code, of the Age Discrimination in Status as a Director Act, of the Americans with Disabilities Act, of state statute, or otherwise), excepting only claims under applicable workers' compensation law and unstatus as a Director insurance claims. Arbitration shall be final and binding upon the parties and shall be the exclusive remedy for all Arbitrable Claims. Except as provided in Section 18.12(a)(ii), the Arbitrator (as defined below) shall decide whether a claim is an Arbitrable Claim. THE PARTIES HEREBY WAIVE ANY RIGHTS THAT THEY MAY HAVE TO TRIAL BY JURY IN REGARD TO ARBITRABLE CLAIMS.

               (ii) Notwithstanding anything herein to the contrary, however, the Company may enforce in court, without prior resort to arbitration, any claim concerning actual or threatened unfair competition and/or the actual or threatened use and/or unauthorized disclosure of confidential or proprietary information of the Company. The court shall determine whether a claim concerns actual or threatened unfair competition and/or the actual or threatened use and/or unauthorized disclosure of confidential or proprietary information of the Company.

          (b)  Arbitration Procedure.

               (i) American Arbitration Association Rules; Initiation of Arbitration; Location of Arbitration. Arbitration of Arbitrable Claims shall be in accordance with the Status as a Director Dispute Resolution Rules of the American Arbitration Association ("AAA Rules"), except as provided otherwise in this Agreement. Arbitration shall be initiated by providing written notice to the other party with a statement of the claim(s) asserted, the facts upon which the claim(s) are based, and the remedy sought. This notice shall be provided to the other party within six (6) months of the acts or omissions complained of. Any claim not initiated within this limitations period shall be null and void, and the Company and the Optionee waive all rights under statutes of limitation of different duration. The arbitration shall take place in New York, New York.

               (ii) Selection of Arbitrator. All disputes involving Arbitrable Claims shall be decided by a single arbitrator (the "Arbitrator"), who shall be selected as follows. The American Arbitration Association ("AAA") shall give each party a list of eleven (11) arbitrators drawn from its panel of status as a Director arbitrators (the "Name List"). Each party may strike up to six (6) names on the Name List it deems unacceptable, and shall notify the other party of the names it has stricken, within fourteen (14) calendar days of the date the AAA gave notice of the Name List. If only one common name on the Name List remains unstricken by the parties, that individual shall be designated as the Arbitrator. If more than one common name remains on the Name Lists unstricken by parties, Optionee shall strike one of the remaining names and notify the Company, within seven (7) calendar days of notification of the list of unstricken names. If, after Optionee strikes a name as set forth in the preceding sentence, there is still two or more unstricken names, the Company and the Optionee shall alternately strike names (with the Company having the next strike) and notify the other party of the stricken name within seven (7) calendar days, until only one remains. If no common name on the initial the Name List remains unstricken by the parties, the AAA shall furnish an additional list or lists, and the parties shall proceed as set forth above, until an Arbitrator is selected.

               (iii) Conduct of the Arbitration.

                    (A) Discovery. To help prepare for the arbitration, the Optionee and the Company shall be entitled, at their own expense, to learn about the facts of a claim before the arbitration begins. Each party shall have the right to take the deposition of one (1) individual and any expert witness designated by another party. Each party also shall have the right to make requests for production of documents to any party. Additional discovery may be had only where the Arbitrator so orders, upon a showing of substantial need. At least thirty (30) days before the arbitration, the parties must exchange lists of witnesses, including any expert witnesses, and copies of all exhibits intended to be used at the arbitration.

                    (B) Authority. The Arbitrator shall have jurisdiction to hear and rule on pre-hearing disputes and is authorized to hold pre-hearing conferences by telephone or in person as the Arbitrator deems necessary. The Arbitrator shall have the authority to entertain a motion to dismiss and/or a motion for summary judgment by any party and shall apply the standards governing such motions under the Federal Rules of Civil Procedure. The Arbitrator shall apply the substantive law (and the law of remedies, if applicable) of the state in which the claim arose, or federal law, or both, as applicable to the claim(s) asserted. The Arbitrator shall have the authority to award equitable relief, damages, costs and fees as provided by the law for the particular claim(s) asserted. The arbitrator shall not have the power to award remedies or relief that a New York court could not have awarded. The Federal Rules of Evidence shall apply. The burden of proof shall be allocated as provided by applicable law. Except as provided in Section 18(a)(ii), the Arbitrator, and not any federal, state, or local court or agency, shall have exclusive authority to resolve any dispute relating to the interpretation, applicability, enforceability or formation of the Agreement, including but not limited to any claim that all or any part of any of the Agreement is void or voidable and any assertion that a dispute between the Optionee and the Company is not an Arbitrable Claim. The arbitration shall be final and binding upon the parties.

                    (C) Costs. Either party, at its expense, may arrange for and pay the cost of a court reporter to provide a stenographic record of the proceedings. If the Arbitrator orders a stenographic record, the parties shall split the cost. Except as otherwise provided in this Section 18.12 and in
Section 18.7, the Optionee and the Company shall equally share the fees and costs of the arbitration and the Arbitrator.

          (c) Confidentiality. All proceedings and documents prepared in connection with any Arbitrable Claim shall be confidential and, unless otherwise required by law, the subject matter thereof shall not be disclosed to any person other than the parties to the proceeding, their counsel, witnesses and experts, the Arbitrator, and, if involved, the court and court staff. All documents filed with the Arbitrator or with a court shall be filed under seal. The parties shall stipulate to all arbitration and court orders necessary to effectuate fully the provisions of this subparagraph concerning confidentiality.

          (d) Enforceability. Either party may bring an action in any court of competent jurisdiction to compel arbitration under this Agreement and to enforce an arbitration award. Except as provided above, neither party shall initiate or prosecute any lawsuit or administrative action in any way related to any Arbitrable Claim. The Federal Arbitration Act shall govern the interpretation and enforcement of this Section 18.12.

                                                 INDIVIDUAL INVESTOR GROUP, INC.
                                                 1633 Broadway, 38th Floor
                                                 New York, New York  10019

                                                 By:
                                                 Jonathan L. Steinberg
                                                 Chief Executive Officer

                                   Acceptance

         The Optionee hereby acknowledges: I have received a copy of this Agreement; I have had the opportunity to consult legal counsel in regard to this Agreement, and have availed myself of that opportunity to the extent I wish to do so (I understand the Company's attorneys represent the Company and not myself, and I have not relied on any advice from the Company's attorneys); I have read and understand this Agreement; I am fully aware of legal effect of this agreement, including without limitation the effect of Section 18.12 hereof concerning arbitration; and I have entered into this Agreement freely and voluntarily and based on my own judgment and not on any representations or promises other than those contained in this Agreement. The Optionee accepts this Option subject to all the terms and conditions of this Agreement.

         The Optionee acknowledges that there may be adverse tax consequences upon exercise of this Option or disposition of the Option Shares and that the Optionee should consult a tax adviser prior to such exercise or disposition.

   December 15, 1999
--------------------------                            --------------------------
         Date                                         The Optionee

                                           Print Name: E. Drake Mosier

                                           Address:      140 Presidio Avenue
                                                         San Francisco, CA 94115





                                                                       EXHIBIT A



                      FORM OF NOTICE OF EXERCISE OF OPTION

             DATE

Individual Investor Group, Inc.
1633 Broadway, 38th Floor
New York, New York  10019

                    Attention:  Stock Option Committee of the Board of Directors

                           Re:      Purchase of Option Shares

Gentlemen:

In accordance with my Stock Option Agreement dated as of November 1, 1999 ("Agreement") with Individual Investor Group, Inc. (the "Company"), I hereby irrevocably elect to exercise the right to purchase _________ shares of the Company's common stock, par value $.01 per share ("Common Stock"), which are being purchased for investment and not for resale.

                    As payment for my shares, enclosed is (check and complete applicable box[es]):

          (   )     a [personal check] [certified check] [bank check] payable to the order of "Individual Investor Group, Inc." in the sum of $_________;

          (   )     confirmation   of   wire   transfer   in   the   amount   of
                    $_____________; and/or

          (   )     certificate for shares of the Company's  Common Stock,  free and clear of any encumbrances,  duly endorsed, having a Fair
                    Market Value (as such term is defined in the Agreement) of $_________.

                    I hereby represent, warrant to, and agree with, the Company that:

                    (i) I have acquired the Option and shall acquire the Option Shares for my own account and not with a view towards the distribution thereof;

                    (ii) I have  received a copy of all  reports  and  documents required to be filed by the Company with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, within the last twenty-four (24) months and all reports issued by the Company to its stockholders;

                    (iii)I understand  that I must bear the economic risk of the investment in the Option Shares, which cannot be sold by me unless they are registered under the Securities Act of 1933 (the "1933 Act") or an exemption therefrom is available thereunder and that the Company is under no obligation to register the Option Shares for sale under the 1933 Act;

                    (iv) in my position  with the  Company,  I have had both the opportunity to ask questions and receive answers from the officers and directors of the Company and all persons acting on its behalf concerning the terms and conditions of the offer made hereunder and to obtain any additional information to the extent the Company possesses or may possess such information or can acquire it without unreasonable effort or expense necessary to verify the accuracy of the information obtained pursuant to clause (ii) above;

                    (v) I am aware that the Company shall place stop transfer orders with its transfer agent against the transfer of the Option Shares in the absence of registration under the 1933 Act or an exemption therefrom as provided herein;

                    (vi )my rights with respect to the Option Shares  shall,  in all respects, be subject to the terms and conditions of the Agreement; and

                    (vii)the certificates  evidencing the Option Shares may bear the following legends:

                           "The shares represented by this certificate have been acquired for investment and have not been registered under the Securities Act of 1933. The shares may not be sold or transferred in the absence of such registration or an exemption therefrom under said Act."

                           "The shares represented by this certificate have been acquired pursuant to a Stock Option Agreement, dated as of November 15, 1999, a copy of which is on file with the Company, and may not be transferred, pledged or disposed of except in accordance with the terms and conditions thereof."

                    Kindly  forward  to  me  my  certificate  at  your  earliest convenience.

Very truly yours,


------------------------------      ------------------------------
(Signature)                                  (Address)

------------------------------      ------------------------------
(Print Name)                                 (Address)

                                    ------------------------------
                                    (Social Security Number)

                                                                   EXHIBIT 10.2

                            INDEMNIFICATION AGREEMENT

                  This Agreement, made and entered into effective as of the 15th day of December, 1999 ("Agreement"), by and between Individual Investor Group, Inc., a Delaware corporation ("Corporation"), and E. Drake Mosier ("Indemnitee"):

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

1.       Definitions.  For purposes of this Agreement:


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

2.       Services by Indemnitee.

         Indemnitee agrees to serve as a director of the Corporation. Indemnitee may at any time and for any reason resign from such position (subject to any other contractual obligation or any obligation imposed by operation of law).

3.       Indemnification - General.

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

4.       Proceedings   Other  Than  Proceedings  by  or  in  the  Right  of  the
Corporation.


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

5.       Proceedings by or in the Right of the Corporation.

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

6.       Indemnification   for  Expenses  of  Party  Who  is  Wholly  or  Partly
Successful.

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

7.       Indemnification for Expenses as a Witness.

         Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is, by reason of his Corporate Status, a witness in any Proceeding, he shall be indemnified against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith.

8.       Advancement of Expenses.

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

9.       Procedure for Determination of Entitlement to Indemnification.

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

10.      Presumptions and Effects of Certain Proceedings.

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

11.      Remedies of Indemnitee.

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

12.      Non-Exclusivity; Survival of Rights; Insurance; Subrogation.

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

13.      Duration of Agreement.

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

14.      Severability.

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

15.      Exception to Right of Indemnification or Advancement of Expenses.

         Except as provided in Section 11.5, Indemnitee shall not be entitled to indemnification or advancement of Expenses under this Agreement with respect to any Proceeding, or any claim therein, brought or made by him against the Corporation.

16.      Identical Counterparts.

         This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original but all of which together shall constitute one and the same Agreement.

17.      Headings.

         The headings of the paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction thereof.

18.      Modification and Waiver.

         No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

19.      Notice by Indemnitee.

         Indemnitee agrees promptly to notify the Corporation in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document relating any Proceeding or matter which may be subject to indemnification or advancement of Expenses covered hereunder.

20.      Notices.

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

         If to Indemnitee, to:

                  E. Drake Mosier
                  140 Presidio Avenue
                  San Francisco, CA 94115

         If to the Corporation, to:

                  Individual Investor Group, Inc.
                  125 Broad Street, 14th Floor
                  New York, New York 10004

or to such other address or such other person as Indemnitee or the Corporation shall designate in writing in accordance with this Section, except that notices regarding changes in notices shall be effective only upon receipt.

21.      Governing Law.

         The parties agree that this Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Delaware.

22.      Miscellaneous.

         Use of the masculine pronoun shall be deemed to include usage of the feminine pronoun where appropriate.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

                                                 INDIVIDUAL INVESTOR GROUP, INC.



                                                 By:____________________________
                                                    Jonathan L. Steinberg
                                                    Chief Executive Officer

                                                    INDEMNITEE



                                                    ____________________________
                                                    E. Drake Mosier

                                                                      EXHIBIT 99

 CERTAIN RISK FACTORS

                               Dated May 19, 2000

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

We have a history of losses and we anticipate that our losses will continue in the future. As of March 31, 2000, we had an accumulated deficit of $28.0 million. Since inception, the only calendar year during which we were profitable was 1995. We expect to continue to incur net losses in the remainder of 2000 and in subsequent fiscal periods. We expect to continue to incur significant operating losses. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

We will need to raise additional capital in the future. We believe that our working capital, will be sufficient to fund our operations and capital requirements at least through the middle of the third quarter of 2000. Because we expect continuing net losses, we will need to raise additional capital in the future. The availability and the cost of financing will depend on many factors existing at the time we seek funding. These factors may include our sources and amounts of revenues, our business development and prospects and the state of the financial markets generally. It is possible that additional financing may not be available to us, or, if available, the terms upon which it may be obtained may be unfavorable to us and may result in dilution of an investor's equity investment in us. Our failure to obtain additional financing on favorable terms, or at all, would have a substantial adverse effect on our future ability to conduct operations.

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

We may not be able to grow our online business. We intend to introduce new and/or enhanced products, content and services to retain the current users of our online services and to attract new users. During 2000, we plan to introduce three or four new destinations to drive traffic, including Ticker.com, SHORTInterest.com, BioStock.com, and possibly InvestorUniversity.com, but we could fail to introduce such products in 2000 or at all. If we introduce a new or enhanced product, content, or service that is not favorably received or fail to introduce certain new or enhanced products, content, or services, our current users may choose a competitive service over our service. Our business could be materially adversely affected if we experience difficulties and/or delays in introducing new products, content or services or if these new products, content or services are not favorably received by our users.

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

We face intense competition in both our print publications business and our online services business. An increasing number of financial news and information sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue and to increase. These competitors include:

o online services or web sites focused on business, finance and investing, such as CBS MarketWatch.com; The Wall Street Journal Interactive Edition; CNBC.com; CNNfn.com; TheStreet.com; Briefing.com; The Motley Fool; Yahoo! Finance; Silicon Investor; Microsoft Investor; SmartMoney.com; Money.com; and Multex.com;

o publishers and distributors of traditional print media, such as The Wall Street Journal; Barron's; Investors Business Daily; Business Week; Fortune; Forbes; Money; Kiplinger's; Smart Money; Worth; Registered Representative; Institutional Investor; Research and On Wall Street;

o publishers and distributors of radio and television programs focused on business, finance and investing, such as Bloomberg Business Radio and CNBC;

o web "portal" companies, such as Yahoo!; Excite; Lycos; Snap!; Go Network; and America Online; and

o online brokerage firms, many of which provide financial and investment news and information, such as Charles Schwab and E*TRADE.

Our ability to compete depends on many factors, including the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts and that of our competitors.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services and products, as well as adapting to rapid technological changes with regard to the Internet. In particular, future changes may evolve (for example, a rapid move to broadband or wireless technologies) which we may not be able to cope with in a timely manner. These competitors may also engage in more extensive research and development, undertake far-reaching marketing campaigns, adopt more aggressive pricing policies to attract Internet users, print readers, advertisers and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Our competitors may develop content that is equal or superior to our content or that achieves greater market acceptance than our content. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, Internet users, print readers, staff, outside contributors or strategic partners. Increased competition could result in price reductions, reduced margins or loss of ours market share. Any of these could materially adversely affect our business.

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

We depend on certain advertisers to generate revenue. In 1998 and 1999, the majority of our print publications advertising revenue came from financial services companies, followed by consumer advertisers and others. We were not dependent upon any particular advertiser for our print publications revenues. During the first quarter of 2000, approximately 64% of the online services advertising revenue came from a combination of VentureHighway.com (a company in which we have acquired a 15.5% equity interest through an equity-for-advertising barter transaction) and two brokerage firms offering online trading. We expect that the majority of advertising revenues derived from our online services operations will come from online brokerage firms and companies in which we obtain equity stakes in exchange for advertising. In the event that online brokerage firms choose to scale back on their advertising (on the Internet in general or on our web sites in particular) or we do not enter into additional equity-for-advertising transactions, our online services business could be materially adversely affected.

We need to manage our growth. Our online services, which commenced in May 1997, have experienced rapid growth and our print publications business recently has grown at rates above the industry norm. This growth has placed a strain on our managerial, operational and financial resources. We expect this strain to increase with anticipated future growth in both print publications and online services. To manage our growth, we must continue to implement and improve our managerial controls and procedures and our operational and financial systems. In addition, our future success will depend on our ability to expand, train and manage our workforce, in particular our editorial, advertising sales and business development staff. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand our services. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

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

We depend on the continued growth in use and efficient operation of the web. Our business will be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

o        inadequate network infrastructure;

o        security concerns;

o        inconsistent quality of service; and

o        unavailability of cost-effective, high-speed access to the Internet.

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

We may not be able to enter into any further barter (equity-for-advertising) relationships. We anticipate entering into additional equity-for-advertising relationships, such as the transactions we entered into with Wit Capital, VentureHighway.com, and ReverseAuction.com, as we believe that these transactions can result in significant gains. However, we may not be able to enter into any additional transactions of this type, and even if we do, we may not realize any gains, and may in fact incur losses, in connection with these investments.

We may not realize the value of our investments in VentureHighway.com and ReverseAuction.com. We currently record on our balance sheet investments in VentureHighway.com, at the historical value of approximately $2.6 million (1,654,344 shares at approximately $1.59 per share), and ReverseAuction.com at the historical value of approximately $1.5 million. There currently is no public market for either VentureHighway.com or ReverseAuction.com securities, and there is no assurance that we will realize any value with respect to our investments in VentureHighway.com or ReverseAuction.com.

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

We may not be able to attract and retain qualified employees for our online service business. There is a general perception in the employment market for personnel interested in online-related jobs that pure Internet companies offer a more attractive work environment for a youthful workforce. In addition, many employees in the Internet industry seek and often receive significant portions of their compensation through stock options. The stock prices of many pure Internet companies have increased dramatically during the past year or so. Since we are also in the print publication business, people may perceive us as a less attractive employer than a pure Internet company. If we are unable to attract and retain qualified employees for our online services business, that business could suffer materially.

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

5. We depend on WinStar Interactive Media Sales, Inc. to sell advertising, sponsorships and e-commerce partnerships on our web sites. We depend on an independent party, WinStar Interactive Media Sales, Inc.("WinStar"), to sell advertising, sponsorships and e-commerce partnerships on our web sites. If WinStar's business is disrupted for any reason, such as fire or other natural disaster, or labor strife, the revenues generated from our web sites could be materially adversely affected.

Control of the Company by Principal Stockholders. At the present time, Jonathan Steinberg, Wise Partners, L.P. (a partnership controlled by Jonathan Steinberg), Saul Steinberg (who is Jonathan Steinberg's father) and Reliance Financial Services Corporation (a substantial portion of the common stock of Reliance Financial Services Corporation's parent, Reliance Group Holdings, Inc., is beneficially owned by Saul Steinberg, members of his family and affiliated trusts), beneficially own approximately 42.1% of the outstanding shares of common stock of the Company. As a result of their ownership of common stock, they will be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of its directors. Because it would be very difficult for another company to acquire us without the approval of the Steinbergs, other companies might not view us as an attractive takeover candidate. Our stockholders, therefore, may have less of a chance to benefit from any possible takeover of the Company, than they would if the Steinbergs did not have as much influence.

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

Claims of our infringement of the intellectual property rights of others could be costly and disruptive to our business operations. Other parties may assert claims against us that we have infringed a copyright, trademark or other proprietary right belonging to them. Defending against any such claim could be costly and divert the attention of management from the operation of our business. In addition, the inability to obtain or maintain the use of copyrights or trademarks could adversely affect our business operations, as could the award of damages against us. Our insurance may not adequately protect us against such claims

We may be liable for information published in our print publications or on our online services. We may be subject to claims for defamation, libel, copyright or trademark infringement, invasion of privacy or based on other theories relating to the information we publish in our print publications or through our online services. We could also be subject to claims based upon the content that is accessible from our web sites through links to other web sites. Defending against any such claim could be costly and divert the attention of management from the operation of our business, and the award of damages against us could adversely affect our financial condition. Our insurance may not adequately protect us against such claims.