Form 10-Q
period 2000-06-30
INDIVIDUAL INVESTOR GROUP INC
filed 2000-08-14
CIK 880631

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

_X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000
                                        -------------

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

                               (212) 742-2277

                         (Registrant's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ ------

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of August 1, 2000, registrant had outstanding 10,424,602 shares of Common Stock, $.01 par value per share.



                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                                   June 30,       December 31,
                        ASSETS                                       2000             1999
                                                                 ------------     ------------

Current assets:

  Cash and cash equivalents                                       $2,509,138       $6,437,542
  Accounts receivable (net of allowances of $434,849 in
            2000 and $419,048 in 1999)                             2,872,455        3,019,710
  Investment in discontinued operations                               49,302           49,302
  Prepaid expenses and other current assets                        1,034,295          864,851
                                                                 ------------     ------------
                Total current assets                               6,465,190       10,371,405

Investments                                                        5,316,902        2,638,356
Deferred subscription expense                                        466,825          383,624
Property and equipment - net                                       1,599,928        1,653,659
Security deposits                                                    378,247          374,527
Other assets                                                         685,509          836,396
                                                                 ------------     ------------
                Total assets                                     $14,912,601      $16,257,967
                                                                 ============     ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                $3,403,211       $3,024,395
  Accrued expenses                                                   615,471          716,670
  Deferred advertising revenue                                     1,700,895        1,467,210
                                                                 ------------     ------------
                Total current liabilities                          5,719,577        5,208,275

Deferred advertising revenue                                       2,057,469          938,164
Deferred subscription revenue                                      2,888,269        2,448,591
                                                                 ------------     ------------
                Total liabilities                                 10,665,315        8,595,030
                                                                 ------------     ------------

Stockholders' Equity:

  Preferred stock, $.01 par value, authorized 2,000,000 shares,
      10,000 issued and outstanding in 2000 and 1999                     100              100
  Common stock, $.01 par value; authorized 18,000,000
      shares; 10,399,602 issued and outstanding in 2000
      and 10,353,901 shares in 1999                                  103,996          103,539
  Additional paid-in capital                                      33,480,930       33,421,542
  Warrants                                                           742,079          742,079
  Deferred compensation                                             (176,300)        (272,038)
  Accumulated deficit                                            (29,903,519)     (26,332,285)
                                                                 ------------     ------------
                Total stockholders' equity                         4,247,286        7,662,937
                                                                 ------------     ------------
                Total liabilities and stockholders' equity       $14,912,601      $16,257,967
                                                                 ============     ============

See Notes to Consolidated Condensed Financial Statements



                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                          ------------------------------      ------------------------------
                                                              2000              1999              2000              1999
                                                          ------------      ------------      ------------      ------------

Revenues:

     Online Services                                         $975,684          $318,547        $2,247,335          $571,516
     Print Publications                                     4,212,331         3,385,090         9,104,014         7,133,937
                                                          ------------      ------------      ------------      ------------
     Total revenues                                         5,188,015         3,703,637        11,351,349         7,705,453
                                                          ------------      ------------      ------------      ------------
Operating expenses:

     Editorial, production and distribution                 3,450,735         2,684,104         6,871,215         5,439,822
     Promotion and selling                                  2,292,358         1,824,526         5,106,559         3,676,002
     General and administrative                             1,234,868         1,359,985         2,688,437         2,532,476
     Depreciation and amortization                            143,223           151,575           283,189           248,405
                                                          ------------      ------------      ------------      ------------
     Total operating expenses                               7,121,184         6,020,190        14,949,400        11,896,705
                                                          ------------      ------------      ------------      ------------

Operating loss                                             (1,933,169)       (2,316,553)       (3,598,051)       (4,191,252)

Investment and other income                                    58,518            39,827           126,817           596,394

                                                          ------------      ------------      ------------      ------------
Net loss                                                  ($1,874,651)      ($2,276,726)      ($3,471,234)      ($3,594,858)
                                                          ============      ============      ============      ============

Basic and dilutive loss per common share                       ($0.19)           ($0.25)           ($0.34)           ($0.40)
                                                          ============      ============      ============      ============

Average number of common shares used in computing          10,392,173         9,016,759        10,378,082         8,902,315
     basic and dilutive loss per common share


See Notes to Consolidated Condensed Financial Statements




                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Six Months Ended June 30,

                                                       --------------------------------
                                                           2000               1999
                                                       ------------        ------------

     Cash flows from operating activities:

     Net loss                                          ($3,471,234)        ($3,594,858)
     Reconciliation of net loss to net cash used in
     operating activities:
        Depreciation and amortization                      283,189             248,405
        Stock option and warrant transactions              115,646             160,862
        Preferred stock dividends payable                 (100,000)                   -
        Gain on sale of investments                               -           (503,215)
        Changes in operating assets and liabilities:
          Decrease (increase) in:
          Accounts receivable                              147,255            (564,681)
          Prepaid expenses and other current assets       (176,507)           (378,361)
          Deferred subscription expense                    (83,201)            216,491
          Security deposits                                 (3,720)             96,892
          Other assets                                     126,560                    -
          Increase (decrease) in:
             Accounts payable and accrued expenses         277,617             510,204
          Deferred advertising revenue                  (1,325,556)            239,931
          Deferred subscription revenue                    439,678                (350)
                                                       ------------        ------------
          Net cash used in operating activities         (3,770,273)         (3,568,680)
                                                       ------------        ------------

     Cash flows from investing activities:

     Purchase of property and equipment                   (217,976)         (1,457,346)
     Proceeds from sale of investments                            -            990,729
     Increase in investments                                      -           (753,076)
     Net cash provided by discontinued operations                 -            139,849
                                                       ------------        ------------
          Net cash used in investing activities           (217,976)         (1,079,844)
                                                       ------------        ------------

     Cash flows from financing activities:

     Proceeds from exercise of stock options                59,845           2,228,100
                                                       ------------        ------------
          Net cash provided by financing activities         59,845           2,228,100
                                                       ------------        ------------

     Net decrease in cash and cash equivalents          (3,928,404)         (2,420,424)

     Cash and cash equivalents, beginning of period      6,437,542           4,752,587

                                                       ------------        ------------
     Cash and cash equivalents, end of period           $2,509,138          $2,332,163
                                                       ============        ============




     See Notes to Consolidated Condensed Financial Statements


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

               The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1999 on Form 10-K.

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

               VentureHighway owns and operates VentureHighway.com, a branded web site designed to serve as an interactive portal for the matching of companies seeking funding with qualified investors seeking to fund such companies, and the facilitation of private placements and public offerings of securities of companies. There currently is no public market for VentureHighway securities, and there is no assurance that the Company will realize any value (and the Company in fact may realize a loss) with respect to its investment in VentureHighway.

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

               ReverseAuction owns and operates ReverseAuction.com, an Internet site that features a declining price auction format that decreases the price of a product incrementally depending upon the auction duration. As the price drops, buyers are able to click anytime to make a purchase. Once a purchase is made, the item is sold and the auction is over. There currently is no public market for ReverseAuction securities, and there is no assurance that the Company will realize any value (and the Company in fact may realize a loss) with respect to its investment in ReverseAuction.

               On May 4, 2000, the Company and Tradeworx, Inc. entered into an agreement pursuant to which the company acquired 1,045,000 shares of common stock of Tradeworx, representing a 7% stake (with warrants to acquire up to 10.5%), on a fully diluted basis, of Tradeworx. The purchase price was paid for in the form of a credit to Tradeworx to use to purchase advertising in the Company's magazines and websites during the 24 months ending July 4, 2002. The investment and the deferred advertising revenue were recorded at the fair market value at the date of the transaction of $1,133,810.

               Tradeworx is in the business of developing proprietary software and other financial analytical tools that provide online investment analysis and investment decision support platforms for retail and institutional Investors. There currently is no public market for Tradeworx securities, and there is no assurance that the Company will realize any value (and the Company in fact may realize a loss) with respect to its investment in Tradeworx.

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

               At June 30, 2000, the domestic investment fund had remaining net assets of approximately $804,318. The Company's net investment in discontinued operations of $49,302 at June 30, 2000 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services.


4.       STOCK OPTIONS

               During the three and six months ended June 30, 2000, the Company granted 77,000 and 660,909 options, respectively, to purchase the Company's Common Stock; 15,000 and 45,701 options, respectively, were exercised (providing proceeds of $18,750 and $59,845 respectively); and 115,166 and 183,999 options were cancelled, respectively. Of the total options granted, all were granted under the Company's stock option plans, and expire at various dates through June 2010.

5.       LOSS PER COMMON SHARE

               Basic net loss per share is computed by dividing the net loss, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares during the period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The loss per common share for the three and six months ended June 30, 2000 and 1999, is computed based on the weighted average number of shares of Common Stock outstanding during the period. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of dilutive loss per common share, as the effect would have been antidilutive.

               The computation of net loss applicable to common shareholders is as follows:



                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                       2000                              1999
                                                       ----                              ----



                                ----
               Net loss                      $ (1,874,651)    $ (2,276,726)    $ (3,471,234)    $ (3,594,858)
               Preferred stock dividends           50,000                 -         100,000
               Net loss applicable to common
                                             -------------    -------------    -------------    -------------
               Shareholders                  $ (1,924,651)    $ (2,276,726)    $ (3,571,234)    $ (3,594,858)
                                             =============    =============    =============    =============



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

               Comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999, respectively, is presented in the following table:


                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                       2000                              1999
                                                       ----                              ----



         Net loss                            $ (1,874,651)    $ (2,276,726)    $ (3,471,234)    $ (3,594,858)
         Other comprehensive income (loss):
            Net unrealized gain on investments          -        6,334,239                 -       6,363,583
                                             -------------    -------------    -------------    -------------
         Total comprehensive (loss) income:  $ (1,874,651)    $  4,057,513     $ (3,471,234)    $  2,768,725
                                             =============    =============    =============    =============


7.       SEGMENT INFORMATION

               In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments.

               The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Online Services and Print Publications. The Company's Online Services operations include
         individualinvestor.com         (www.individualinvestor.com)         and
         InsiderTrader.com (www.insidertrader.com). The Company's Print Publications operations publishes and markets Individual Investor magazine, a personal finance and investment magazine, Ticker, a magazine for financial advisors, planners and brokers, and Individual Investor's Special Situations Report, a financial investment newsletter. Substantially all of the Company's operations are within the United States.

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



                                           Three Months Ended June 30,        Six Months Ended June 30,
                                           ---------------------------        -------------------------
                                                 2000             1999              2000              1999
                                                 ----             ----              ----              ----


         Revenues:
           Online Services                      $ 975,684        $ 318,547     $ 2,247,335         $ 571,516
           Print Publications                   4,212,331        3,385,090       9,104,014         7,133,937
                                             -------------    -------------    -------------   -------------
                                               $5,188,015       $3,703,637    $ 11,351,349        $7,705,453
                                             =============    =============   =============    =============

         Operating contribution (before G&A and depreciation and amortization expenses):

           Online Services                       (626,516)        (712,357)        (699,804)      (1,194,467)
           Print Publications                      71,438          (92,636)          73,379         (215,904)
                                             -------------    -------------    -------------    -------------
                                                 (555,078)        (804,993)        (626,425)      (1,410,371)
         G&A and depreciation and
          amortization expenses                (1,378,091)      (1,511,560)      (2,971,626)      (2,780,881)
         Investment and other income               58,518            39,827         126,817          596,394
                                             -------------    -------------    -------------    -------------
         Net loss from continuing operations $ (1,874,651)    $ (2,276,726)   $ (3,471, 234)    $ (3,594,858)
                                             =============    =============    =============    =============



               Investments as of June 30, 2000 increased approximately $2.7 million as compared to December 31, 1999. This was primarily due to investments in Tradeworx, Inc. and ReverseAuction.com, Inc. (see Note
         2). Deferred advertising revenue as of June 30, 2000 increased approximately $1.4 million as compared to December 31, 1999 mainly due to investments in Tradeworx, Inc. and ReverseAuction.com, Inc. (see
         Note 2), partially offset by revenue earned during the period. Additionally, deferred subscription revenue as of June 30, 2000 increased approximately $0.4 million due to the timing of direct mail and subscription renewal campaigns. There were no other material changes from year-end 1999 in total assets, in the basis of segmentation, or in the basis of measurement of segment profit or loss.

8.       SUBSEQUENT EVENTS

              Subsequent to June 30, 2000, the Company arranged a line of credit whereby the Company may borrow principal amounts up to $2 million secured by certain of its assets. Availability under the facility is based on a formula of a percentage of eligible accounts receivable and provides for interest on direct borrowings at an annual rate equal to prime plus 1.5% plus fees based on the amount of the invoices financed. The term of the line of credit is for a period of two years, subject to certain termination provisions. On August 10, 2000 the Company received its initial funding under this facility of $930,817.

              The Company entered in to an agreement, dated August 10, 2000, for the sale of two domain names that are not related to its current business for cash consideration of $1 million. In connection with the sale, the Company also ageeed to issue a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         Important Notice Concerning "Forward-looking Statements" in this Report

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three and six months ended June 30, 2000 and June 30, 1999, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after June 30, 2000. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after June 30, 2000, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

         2. Actual Results May Be Different than Projections. Due to a variety of risks and uncertainties, actual results may be materially different from the results projected in the forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of
Part I hereof, in Exhibit 99 hereof and elsewhere in this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

Three and Six Months Ended June 30, 2000 as Compared to the Three and Six Months Ended June 30, 1999

         Operating Loss

         The Company's operating loss for the three and six months ended June 30, 2000 decreased 17% and 14%, to $1,933,169 and $3,598,051, respectively, as compared to $2,316,553 and $4,191,252, respectively, in 1999. The decrease from the prior year is primarily due to increased advertising revenues, partially offset by increased promotion and selling and editorial, production and distribution expenses.

         Online Services operations provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of $626,516 and $699,804 for the three and six months ended June 30, 2000, as compared to a negative operating contribution of $712,357 and $1,194,467, respectively, in 1999. The change in operating contribution from the prior year is primarily due to increased advertising revenues, partially offset by increased editorial, production and development, and promotion and selling expenses.

         Print Publications operations provided a positive operating contribution (before deducting G&A and depreciation and amortization expenses) of $71,438 and $73,379 for the three and six months ended June 30, 2000, as compared to negative contribution margins of $92,636 and $215,904 respectively, in 1999. The change in operating contribution is primarily due to increased advertising revenues, partially offset by increased promotion and selling, and production and distribution expenses.

         Revenues

         Total revenues for the three and six months ended June 30, 2000 increased 40% and 47%, to $5,188,015 and $11,351,349, respectively, as compared to $3,703,637 and $7,705,453, respectively, in 1999. Revenues for the Online Services operations for the three and six months ended June 30, 2000 increased 206% and 293%, to $975,684 and $2,247,335, respectively, as compared to $318,547 and $571,516, respectively, in 1999. Revenues for the Print Publications operations for the three and six months ended June 30, 2000 increased 24% and 28%, to $4,212,331 and $9,104,014, respectively, as compared to $3,385,090 and
$7,133,937, respectively, in 1999.

         Online Services advertising revenues for the three and six months ended June 30, 2000 increased 225% and 343%, to $871,064 and $2,049,729, respectively, as compared to $267,989 and $463,276, respectively, in 1999. The increase in advertising revenues from the prior year is attributable to several factors, including a growth in page views and advertising impressions. Traffic to the Company's web sites for the three and six months ended June 30, 2000 increased 56% and 88% to approximately 25 million and 53 million page views, respectively, as compared to approximately 16 million and 28 million page views, respectively, in 1999. For the six months ended June 30, 2000, the Company's Online Services had 36 advertisers, two of which accounted for 48% of advertising revenues.

         Print Publications advertising revenues for the three and six months ended June 30, 2000 increased 30% and 35%, to $2,953,068 and 6,530,403, respectively, as compared to $2,266,808 and $4,833,715 respectively, in 1999. Individual Investor magazine's advertising revenues for the three and six months ended June 30, 2000 increased 25% and 32%, to $1,916,967 and $4,382,012, respectively, as compared to $1,533,090 and $3,317,479, respectively, in 1999. This change relates primarily to an 9% and 16% respective increase in advertising pages sold, combined with a 11% and 13% respective increase in the net advertising rate per page, when compared to 1999. Ticker magazine's advertising revenues for the three and six months ended June 30, 2000 increased 45% and 42%, to $1,036,101 and $2,148,391 respectively, as compared to $713,718 and $1,516,236, respectively, in 1999. This change relates primarily to a 44% and 37% increase in advertising pages sold, respectively, when compared to 1999.

         Print Publications circulation revenues for the three and six months ended June 30, 2000 increased 15% and 12%, to $964,854 and $1,898,034, respectively, as compared to $837,013 and $1,694,567, respectively, in 1999. Subscription revenues for the three and six months ended June 30, 2000 increased 13% and 11%, to $697,914 and $1,410,286, respectively, as compared to $616,139 and $1,274,824, respectively, in 1999. The increase from the prior year is primarily attributable to a change in the subscriber mix for Individual Investor magazine, with more of the subscriber base being obtained from more lucrative direct-to-publisher sources. This increase was partially offset by a reduction in the number of subscribers to Individual Investor's Special Situations Report. Newsstand revenues for the three and six months ended June 30, 2000 increased 21% and 16%, to $266,940 and $487,748, respectively, as compared to $220,874 and $419,743, respectively, in 1999.

         Print Publications list rental and other revenues for the three and six months ended June 30, 2000 increased 5% and, 12% to $294,409 and $675,577, respectively, as compared to $281,269 and $605,655, respectively, in 1999. The increase relates primarily to higher list rental revenues attributable to the Individual Investor magazine subscriber lists.

         Operating Expenses

         Total operating expenses from continuing operations for the three and six months ended June 2000 increased 18% and 26%, to $7,121,184 and $14,949,400, respectively, as compared to $6,020,190 and $11,896,705, respectively, in 1999.

         Editorial, production and distribution expenses for the three and six months ended June 30, 2000 increased 29% and 26%, to $3,450,735 and $6,871,215, respectively, as compared to $2,684,104 and $5,439,822, respectively, in 1999. Online Services production, development and editorial expenses for the three and six months ended June 30, 2000 increased 73% and 75%, to $1,013,479 and $1,969,949 respectively, as compared to $585,516 and $1,127,110, respectively, in 1999. The increase from the prior year is primarily related to higher editorial salaries and consulting fees, increased research costs, and costs associated with enhanced analytical and research tools now available on the Company's web sites, individualinvestor.com and InsiderTrader.com. Print Publications editorial, production and distribution expenses for the three and six months ended June 30, 2000 increased 16% and 14%, to $2,437,256 and $4,901,266, respectively, as compared to $2,098,588 and $4,312,712, respectively, in 1999. The increase from the prior year relates primarily to Individual Investor magazine, which had an increase in the average number of pages per issue, as well as higher editorial salaries and related costs.

         Promotion and selling expenses for the three and six months ended June 30, 2000 increased 26% and 39%, to $2,292,358 and $5,106,559, respectively, as compared to $1,824,526 and $3,676,002, respectively, in 1999. Online Services promotion and selling expenses for the three and six months ended June 30, 2000 increased 32% and 56%, to $588,721 and $977,190, respectively, as compared to $445,388 and $638,873, respectively, in 1999. The increase from the prior year is primarily attributable to higher marketing and promotion expenses. Print Publications promotion and selling expenses for the three and six months ended June 30, 2000 increased 23% and 35% to $1,695,485 and $4,102,203, respectively, as compared to $1,379,138 and $3,037,129, respectively, in 1999. The increase from the prior year is primarily due to increased sales commissions relating to higher sales, and higher recruiting fees as a result of hiring additional in-house sales personnel.

         General and Administrative expenses for the three and six months ended June 30, 2000 were $1,234,868, and $2,688,437, respectively, as compared to $1,359,985 and $2,532,476, respectively, in 1999. The decrease in the three-month figure as compared to the same period in 1999 was primarily due to lower professional fees, partially offset by higher salaries. The increase in the six-month figure as compared to the same period in 1999 was primarily due to higher salaries and rent expense, partially offset by lower professional fees.

         Depreciation and amortization expense for the three and six months ended June 30, 2000 were $143,223 and $283,189, respectively, as compared to $151,757 and $248,405, respectively, in 1999. The increase in the six-month figure as compared to the prior year is attributable to additional depreciation for furniture and fixtures as well as the amortization of leasehold improvements, primarily related to the move to the new corporate office in March 1999.

         Investment and Other Income

         Investment and other income for the three months ended June 30, 2000 increased 47% to $58,518 as compared to $39,827 in 1999. The increase for the three-month period is primarily a result of higher average cash balances. Investment and Other Income for the six months ended June 30, 2000 decreased 79%, to $126,817, as compared to $596,394 in 1999. The decrease for the six month period is primarily attributable to realized gains of $502,451 from the sales of investments during the first quarter of 1999.

         Discontinued Operations

         There was no net loss from discontinued operations for the three and six months ended June 30, 2000 or June 30, 1999. No additional loss amounts were recorded by the Company for discontinued operations because the Company believes that any remaining net operating losses and related material costs associated with these discontinued operations have been adequately provided for by provisions established in 1998.

         The Company's net investment in discontinued operations of $49,302 at June 30, 2000 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

         Net Loss

         The Company's net loss for the three and six months ended June 30 decreased 18% and 3% to $1,874,651 and $3,471,234, respectively, as compared to $2,276,726 and $3,594,858, respectively, in 1999. No income taxes were provided in 2000 or 1999 due to the net loss. The basic and dilutive net loss per weighted average common share for the three and six months ended June 30, 2000 was $0.19 and $0.34, respectively, as compared to $0.25 and $.40, respectively, in 1999. Although the Company's net loss for the six months ended June 30, 2000 decreased 3% as compared to 1999, the June 30, 1999 net loss included realized gains of $502,451 from the sale of investments. Excluding the realized gains the net loss for the six months ended June 30, 2000 decreased 15% as compared to 1999.

         Liquidity and Capital Resources

         As of June 30, 2000, the Company had working capital of $745,613, which included cash and cash equivalents totaling $2,509,138. Subsequent to June 30, 2000, the Company arranged a line of credit whereby the Company may borrow
principal   amounts  up  to  $2  million  secured  by  certain  of  its  assets.
Availability under the facility is based on a formula of a percentage of eligible accounts receivable and provides for interest on direct borrowings at an annual rate equal to prime plus 1.5% plus fees based on the amount of the invoices financed. The term of the line of credit is for a period of two years, subject to certain termination provisions. On August 10, 2000 the Company received its initial funding under this facility of $930,817.

         The Company entered in to an agreement, dated August 10, 2000, for the sale of two domain names that are not related to its current business for cash consideration of $1 million. In connection with the sale, the Company also ageeed to issue a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share.

         During the second quarter of 2000, the Company retained The Jordan, Edmiston Group, Inc., the media investment bank, to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company. The Company is currently in discussions with several parties in connection with this process. There can be no assurance that these discussions will result in the Company obtaining additional financing or enhancing shareholder value.

         The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses while continuing to invest in its existing products. The Company anticipates quarterly losses to continue through the remainder of 2000 and into 2001. Profitability may be achieved in future periods only if the Company can substantially increase its revenues and/or realize capital gains on investments or the sale of certain assets while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, that capital gains will be realized on investments (instead capital losses in fact may be realized) or that certain assets will be sold, or that the increases in expenses can be controlled adequately to enable the Company to attain profitability.

         Management continues to expect that revenues will continue to grow in the remainder of 2000 as compared to 1999. The Company plans to continue investing in its Online Services because it believes that this line of business offers the greatest opportunity for generating substantial revenues and shareholder value over the longer term. There can be no assurance, however, that online traffic growth in fact will be realized, or that if realized, it would result in higher revenues or shareholder value. The Company also expects to launch additional subscription-based online products if resources permit. There can be no assurance, however, that such products in fact will be launched, be launched on time, or that if launched, such products would be successful.

         Print Publications advertising sales are expected to continue to increase year-over-year. There can be no assurance, however, that advertising sales will increase because higher advertising rates may not be accepted by advertisers, advertising pages may decline for Individual Investor magazine, circulation may drop at either or both Individual Investor magazine and Ticker magazine, and the advertising mix may change. The Company also believes that a stock market correction or "bear" market could adversely affect its ability to sell advertising, particularly to the financial advertiser categories.

         Based on the Company's current outlook, the Company believes that its working capital will be insufficient to fund its operations and capital requirements beyond the latter part of the fourth quarter of 2000 unless the Company is able to obtain additional financial resources. The Company is currently exploring its ability to obtain additional financing and/or the sale of certain Company assets. No assurance can be given as to the availability of additional financial resources or, if available, the terms upon which it may be obtained. Any additional financing may result in dilution of an investor's equity investment in the Company. If the Company is unable to obtain additional financing on favorable terms, or at all, the Company would be unable to sustain its current operations.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         In July 1997, certain former limited partners of WisdomTree Associates, L.P. ("WTA"), a domestic private investment fund of which WisdomTree Capital Management, Inc., a wholly-owned subsidiary of the Company, is the general partner, initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v. WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs moved to vacate the default judgment. Defendants opposed the motion. In April 1999, the court denied plaintiffs' motion with respect to Messrs. Schmidt and Steinberg, but granted the motion with respect to WTA and plaintiffs were permitted to and did file and serve a complaint solely against this defendant. WTA moved to dismiss the complaint as to all causes of action other than the breach of contract claim, which motion was denied. WTA subsequently answered the complaint and discovery was commenced. In February 2000, plaintiffs moved to amend their complaint to add Messrs. Schmidt and Steinberg as defendants, and defendants moved for summary judgment. Both motions were denied. Plaintiffs allege that WTA did not timely process plaintiffs' request for redemption of their interest in WTA and the complaint seeks approximately $470,000 in alleged compensatory damages, plus pre-judgment interest, as well punitive damages. In August 2000 the parties agreed to settle the litigation on undisclosed terms. The impact of the settlement is not material to the Company's financial position or results of operations.

         In addition to the foregoing matters, the Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.


ITEM 2.  Changes in Securities

Sales of Unregistered Securities



                                                     Consideration received and       Exemption from   If option, warrant or
Date of sale      Title of security     Number Sold  description of underwriting or   registration     convertible security, terms
                                                     other discounts to market        claimed          of exercise or conversion
                                                     price afforded to purchasers
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------


4/00 - 6/00       Options to purchase     77,000     Exercise price would be          Section 4(2)     Vesting over a period of
                  common stock                       received upon exercise                            four years from date of
                  granted to employees                                                                 grant, subject to certain
                                                                                                       conditions of continued
                                                                                                       service; exercisable for a
                                                                                                       period lasting ten years
                                                                                                       from date of grant at
                                                                                                       exercise prices ranging from
                                                                                                       $2.00 to $4.4375 per share
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On June 21, 2000, the company held the annual meeting of stockholders for the purpose of electing two directors for a term of three years and of adopting the 2000 Performance Equity Plan.

         Mr. Jonathan Steinberg and Mr.E Drake Mosier were elected directors of the Company for a term three years. The shares of Common Stock voted on the election of Mr. Steinberg and Mr. Mosier were as follows:

                                              For             Authority Withheld
                                              ---             ------------------
                  Mr. Steinberg             8,232,048               191,664
                  Mr. Mosier                8,240,514               183,198

                  The shares of Common Stock voted on the matter to approve the 2000 Performance Equity Plan were as follows:

             For        Against     Abstention      Broker Non-Votes
             ---        -------     ----------      ----------------
         5,783,726      230,702      17,500           2,391,784

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits



       Exhibit
         No.      Description                                     Method of Filing
         ---      -----------                                     ----------------



             3.1  Amended  and  Restated Certificate of      Incorporated  by  reference to Exhibit 3.2 to the
                  Incorporation Registrant, of as amended    Form 10-Q for the quarter ended June 30, 1999
                  through June 22, 1999




             3.2  By-laws of Registrant amended through      Incorporated by reference to Exhibit 3.3 to the
                  April 27, 1999                             Form 10-Q for the quarter ended June 30, 1999


             4.1  Specimen Certificate for Common Stock of   Incorporated by reference to Exhibit 4.1 to the
                  Registrant                                 Registrant's Registration Statement on Form S-18
                                                             (File No. 33-43551-NY)

            10.1 Factoring Agreement, dated August 1, 2000 File herewith between SYSTRAN Financial Services
                  Corporation and the Registrant

            27    Financial Data Schedule March 31, 2000     Filed only with the electronic submission of Form
                                                             10-Q in accordance with the EDGAR requirement

            99    Certain Risk Factors                       Filed herewith



(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the Quarter Ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2000

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




                  By:     /s/ David H. Allen

                  David H. Allen, Chief Financial Officer




                  By:     /s/ Henry G. Clark

                  Henry G. Clark, Vice President Finance
                  (Principal Accounting Officer)




                                                                    Exhibit 10.1


                     SYSTRAN Financial Services Corporation

                               FACTORING AGREEMENT

This Factoring Agreement (the "Agreement") is between SYSTRAN Financial Services Corporation and its affiliates, including but not limited to Textron Financial Corporation ("SYSTRAN") and Individual Investor Group, Inc. (the "Seller"), whose address is set forth on the last page hereof. In consideration of mutual covenants herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

      1. DEFINITIONS: A "Debtor" means a person or entity obligated to pay a Bill. A "Bill" means any right to payment for services rendered or goods sold by Seller to a Debtor evidenced by a writing which complies with the general requirements of SYSTRAN as those may be set forth in the Seller Information Manual, as described in Paragraph 2.8. A "Chargeback" means a return of a Bill to Seller and a debit of Seller's account. "Recourse" means the right to Chargeback a Bill to Seller.

      2.  PURCHASE OF BILLS.

          2.1. Seller agrees to present for purchase such Bills as it desires SYSTRAN to purchase arising from the services of Seller and goods sold by Seller. SYSTRAN, at its sole discretion, may purchase such Bills as SYSTRAN determines meet the standards set by SYSTRAN from time to time. Seller shall submit to SYSTRAN an original and two (2) copies of each Bill which shall be attached to a schedule form provided by SYSTRAN. Should the Debtor require any additional documentation as a prerequisite to payment, Seller will also provide such documentation with each Bill.

          2.2. SYSTRAN will settle with the Seller by mailing or sending via facsimile to the Seller a settlement statement setting forth the Bills purchased, the amount paid, and any deductions made for fees, charges or security deposit and depositing funds as follows:

          [ ] Mail funds due Seller. [ ] U.P.S. funds due Seller. [ ] Wire funds due Seller into bank account specified by Seller on wire authorization form. [ ] Deposit funds due Seller.

          2.3. Any payment to Seller may be reduced by SYSTRAN by any amount due from Seller to SYSTRAN, including but not limited to the security deposit, Chargebacks, fees and costs.

          2.4. SYSTRAN will give notice to the Debtors of the assignment of any Bills purchased by placing a legend on the Bills stating the Bills have been sold and assigned to SYSTRAN and are payable to SYSTRAN at an address designated by SYSTRAN. Seller agrees that all Debtors can be notified of an address specified by SYSTRAN, and Seller will not attempt to direct payment other than to that address. Seller agrees to pay all costs and expenses incurred by SYSTRAN in giving such notice or notices as SYSTRAN deems necessary by whatever means SYSTRAN deems necessary. All remittances received by Seller for payment of Bills previously sold to SYSTRAN are the property of SYSTRAN and shall be held in trust by Seller for SYSTRAN and shall be delivered immediately to SYSTRAN in the identical form of payment received by Seller. Should Seller receive a check comprising payment both to Seller and SYSTRAN, Seller will turn over the check to SYSTRAN, and SYSTRAN will refund Seller's portion to Seller, less any amounts outstanding and due from Seller to SYSTRAN. In the event that Seller collects directly from the Debtor a Bill which has been sold to SYSTRAN and Seller does not deliver immediately to SYSTRAN the identical form of payment received by Seller, Seller will be charged an administrative fee. The amount of the fee shall be determined by SYSTRAN at its sole discretion, but shall not exceed three times the normal fee, pursuant to paragraph three below. Seller agrees that any collection by or directly from the Debtor by Seller of a Bill which has been sold to SYSTRAN is a default under the terms of this Agreement.

          2.5. Any Bills in a special purchase shall be subject to all provisions of this Agreement. A special purchase is the purchase at the beginning of the factoring relationship of Seller's Bills that are either billed by Seller, previously financed by a lender, or previously sold and assigned to another factor.

          2.6. SYSTRAN has provided to Seller a Seller Information Manual, which is a guide to policy and procedures concerning daily submission of Bills, collection efforts, and other matters. The Seller Information Manual is not part of this Agreement. Seller hereby acknowledges receipt of the Seller Information Manual. These procedures are only guidelines to ensure the efficient operation of the factoring process. SYSTRAN may change any procedure at any time, and may choose not to follow procedures at its discretion.

      3. SERVICE FEES. SYSTRAN shall charge and Seller shall pay a fee of one point two five (See Exhibit "A") percent ( %) of the face amount of all Bills purchased and an additional service fee as follows: $1.15 per bill . The service fee shall be payable upon the purchase of any Bill by SYSTRAN, and SYSTRAN may choose to collect service fees either from payments due Seller or may bill the Seller periodically. SYSTRAN may, upon prior notice to Seller, change any fee and such change shall be effective upon receipt of the notice; provided, that SYSTRAN may change the amount of any fee caused by a change in SYSTRAN's cost of funds without prior notice to Seller, but must notify Seller of such change on the next settlement statement sent to the Seller. A fee change due to a change in cost of funds will be effective upon the date of the change which will be indicated on the settlement statement.

          3.1. MINIMUM VOLUME AND FEE. Seller agrees to sell to SYSTRAN a minimum of $15,000.00 in Bills per month. In the event that Seller fails to sell $15,000.00 in Bills per month for each of two consecutive months, Seller's fee will automatically be increased at the beginning of the third month. The minimum fee after the increase will be 4.5% or the current fee, whichever is higher. SYSTRAN may increase the fee beyond these levels at its discretion. The fee will be automatically lowered to the last fee in effect should Seller's monthly purchase volume exceed $15,000.000 per month for each of two consecutive months.

      4. DEPOSIT. In order (a) to secure Seller's performance of its obligations arising hereunder, (b) to provide security for payment of Seller's liabilities or deficiencies arising hereunder, and (c) to provide security to SYSTRAN's borrowing sources, Seller shall deliver to SYSTRAN the deposit described below. Seller acknowledges that SYSTRAN has given its lender a security interest in all of its customer deposits to secure payment of certain credit lines to finance SYSTRAN's Sellers' accounts receivable. Seller hereby transfers and assigns to SYSTRAN all of Seller's rights in and to such deposit on the conditions set forth below and subordinates all of its right, title and interest in and to such deposit to the right, title and interest of SYSTRAN's lender to such deposit. The foregoing transfer and subordination are absolute and unconditional. Subject to the subordination, the terms of the deposit are as follows.

          4.1. AMOUNT OF DEPOSIT. Seller's deposit shall be equal to twenty percent (20%) of Seller's Bills that are ninety (90)days old or less computed from date of purchase.

          4.2. ADJUSTMENT OF DEPOSIT. The amount of Seller's deposit will be reviewed and, if necessary, adjusted each day. Increases in the amount of Seller's deposit will be withheld by SYSTRAN from payments to Seller to the extent necessary pursuant to this Agreement. If sufficient bills are not purchased to fund the increase, Seller will pay the amount of the increase upon demand. Decreases will be repaid to Seller from Seller's deposit amount.

          4.3. REPAYMENT OF DEPOSIT. Effective upon termination of this Agreement, no Deposit will be released to Seller except at SYSTRAN's sole discretion, unless all amounts owing to SYSTRAN have been paid in full by Seller. Effective upon termination, all other sums that may become due to Seller by SYSTRAN will be included in the Deposit. The effective Deposit percentage may be greater than the Deposit percentage set forth in paragraph 4.1 The balance of the Deposit will be repaid to Seller at such time as all Bills are paid in full. In the event that Chargebacks to Seller exceed the amount of Seller's Deposit, none of Seller's Deposit will be repaid and Seller will pay SYSTRAN an amount equal to such excess. Such excess amount shall bear interest at four percent (4%) over prime as announced by SYSTRAN's lender from the date notice of the excess liability is rendered to Seller until payment is received.

      5. SECURITY INTEREST. The purchase of the Bills of Seller by SYSTRAN is absolute subject to the right to Chargeback. In addition to the outright ownership of those Bills purchased by SYSTRAN, to secure the payment and performance of indebtedness and obligations of Seller to SYSTRAN now existing and hereafter arising, SYSTRAN shall have and is hereby granted a present continuing security interest in all Bills, accounts and accounts receivable of Seller, whether now existing or hereafter created, together with all guaranties, securities, books and records, accounts, correspondence, and documents with respect to such Bills, and, in addition, Seller hereby grants SYSTRAN a security interest in the deposit provided for in Section 4 above, all of Seller's inventory, contract rights, general intangibles, money, instruments, documents, chattel paper, securities, credits, claims and demands against SYSTRAN or others, and all other goods and personal property of all kinds belonging to the Seller, whether presently existing or hereafter acquired, together with any proceeds, products.

          5.1. FINANCING STATEMENTS. Seller shall not execute or file any financing statement, supplements or amendments thereto, or any other instruments or security agreement covering the collateral described above in favor of anyone other than SYSTRAN. Seller shall execute and deliver to SYSTRAN any financing statements, title documents, supplements or amendments thereto and any other instruments which SYSTRAN from time to time may reasonably require to perfect, preserve, protect or enforce the security interest of SYSTRAN hereunder or the priority of such security interest. Seller shall pay all costs of filing such statements or instruments with appropriate governmental authorities together with the costs of all lien searches. Seller agrees that either a carbon, photocopy, or other reproduction of this Agreement is sufficient as a financing statement under this Agreement.

          5.2. SYSTRAN may, in its sole discretion, elect to discharge any security interest, lien or other encumbrance upon any bill for service or bill for goods sold purchased by SYSTRAN. Any such payments and all expenses incurred in connection therewith shall be treated as a Chargeback. SYSTRAN shall have no obligation to discharge any such security interest, lien or encumbrance.

      6. RECOURSE, DISPUTES AND CHARGEBACKS.

          6.1. All Bills are purchased by SYSTRAN from Seller with full recourse. All Bills may be Chargedback to Seller at any time after ninety (90) days after the purchase date if not collected from Debtor within such period or at any time, if SYSTRAN determines, in its sole discretion, that the Bill is not collectible. SYSTRAN shall not deem a disputed Bill uncollectible without allowing Seller a reasonable time to settle the dispute not to exceed twenty-one
(21) days from notice of dispute. It is within SYSTRAN's discretion as to when a Bill over such time periods may be Chargedback to Seller. Regardless of Bill type: 1) All Bills in a special purchase by SYSTRAN, as defined in paragraph 2.5, are subject to Chargeback ninety (90) days from the date of special purchase by SYSTRAN; 2) All Bills owing by Canadian Debtors and logistics companies are subject to Chargeback ninety (90) days from the date of purchase by SYSTRAN.

          6.2. In addition, SYSTRAN reserves the right, however, from time to time and at its absolute discretion, to Chargeback to Seller any Bill which does not conform to the representations and warranties set forth in the Agreement or is discovered not to conform with the reasonable standards which SYSTRAN may set for Bills. SYSTRAN shall have a continuing security interest in any Bill which is Chargedback to the Seller, but Seller shall immediately upon receiving notice of a Chargeback pay to SYSTRAN the Chargeback amount and does hereby authorize SYSTRAN to deduct any Chargeback from the daily settlements described in Section
2. Interest on any unsatisfied Chargeback shall bear interest at the rate of four percent (4%) over prime as announced by SYSTRAN's lender. Chargeback of any Bill does not authorize Seller to collect any outstanding sum owing on that Bill from a Debtor. All amounts owing on from the Debtor on a Chargeback Bill remain payable to SYSTRAN.

          6.3. COLLECTION OF BILLS. SYSTRAN may, but is not required to, commence any action, including legal action, to collect a Bill. All costs of collection, including attorney fees, court fees, and costs of investigation, will be the responsibility of the Seller. Prior to any act of default, SYSTRAN will commence litigation only with Seller's authorization. Subsequent to an act of default and failure to cure in accordance with paragraph 20, SYSTRAN may file suit as it decides necessary without Seller's authorization. In the event of default, Seller hereby grants authorization to SYSTRAN to settle or compromise any bill dispute, including litigation, with any uncollected amount being subject to Chargeback, together with all other amounts for which Seller is obligated to SYSTRAN.

      7.  WARRANTIES AND REPRESENTATIONS.

          7.1. Seller warrants and represents with respect to all Bills sold to SYSTRAN that (a) the Bill is genuine and in all respects what it purports to be;
(b) Seller has good title to the Bill and the Bill is free and clear of all encumbrances, liens and prior claims, and that the Seller has the legal right to sell the Bill; (c) Seller has no knowledge of any fact which may impair the validity of the Bill or make it uncollectible in accordance with its terms and face amount; (d) the Bill made according to lawful and valid contracts which Seller has executed; (e) Seller has no knowledge of any counterclaims or setoffs or defenses existing in favor of the Debtor, whether arising from the services or products which are the subject of the Bill or otherwise and there has been no agreement as to the issuance or granting of any discount on the Bill; (f) the Bill is not a duplicate of and does not cover the same services or charges or purchase price as a Bill previously purchased by SYSTRAN from the Seller or billed directly by the Seller to the Debtor; (g) Seller does not own, control, or exercise dominion over the business of any Debtor whose Bills are factored by Seller to SYSTRAN. Seller is not a subsidiary of any Debtor and no Debtors control or exercise dominion over the business of Seller; (h) Seller will not under any circumstances or in any manner whatsoever interfere with any of SYSTRAN's rights under the Factoring Agreement in connection with SYSTRAN's factoring of Seller's Bills; (i) immediately upon sale of Bills to SYSTRAN, Seller will make proper entries on its books and records, disclosing the absolute sale of such Bills to SYSTRAN; (j) Seller has not and will not pledge the credit of SYSTRAN to any person or business for any purpose whatsoever.

          7.2. If the Seller is a corporation, it is duly organized, existing, and in good standing under the laws of Delaware. If Seller represents him or herself to be a sole proprietorship or a partnership, such representation shall be deemed conclusive and binding upon Seller. Seller is duly qualified to do business and is in good standing in every other state in which such qualification is required. If Seller is a corporation, execution, delivery and performance hereof are within its corporate powers, have been duly authorized, and are not in contradiction of law or the terms of its charter, by-laws or other incorporation papers, or any indenture, agreement or undertaking to which it is a party or by which it is bound. In addition, the Seller has all material licenses and certificates necessary for the operation of its business and the issuance of Bills.

      8. POWER OF ATTORNEY. In order to carry out the Factoring Agreement, and to avoid unnecessary notification of Debtors, Seller irrevocably appoints SYSTRAN or any person designated by SYSTRAN, its special attorney-in-fact or agent with power to: Bill, receive and collect all amounts which may be due or become due to Seller from Debtors and to use Seller's name for purposes of billing and collection of amounts due; Delete Seller's address on all Bills mailed to Debtor and substitute SYSTRAN's address with regard to all Bills of Seller; Receive, open and dispose of all mail addressed to Seller or Seller's trade name at SYSTRAN's address; Negotiate checks received in payment whether payable to Seller or to SYSTRAN; endorse the name of Seller or Seller's trade name on any checks or other evidences of payment that may come into the possession of SYSTRAN on Bills purchased by SYSTRAN and on any invoices or other document relating to any of the Bills; In Seller's name, or otherwise, demand, sue for, collect and get or give releases for any and all monies due or to become due on Bills; Compromise, prosecute, or defend any action, claim or proceeding as to Bills purchased by SYSTRAN. Nothing herein shall require SYSTRAN to instigate or become a party to any litigation as more fully set forth in Paragraph 6.3; Notify Debtors of assignment of accounts to SYSTRAN; and notify, direct, and instruct Debtors in Seller's name or Seller's trade name of the remit-to address and procedures for making payment on any Bills that are sold to SYSTRAN; Take all steps necessary to ensure payment of such amounts due; and do any and all things in Seller's name necessary and proper to carry out the purpose intended by the Factoring Agreement.

      9. ADDITIONAL DOCUMENTS. The Seller shall at all times, do, make, execute and deliver all such additional and further instruments as may be reasonably requested by SYSTRAN in order to more completely vest in and assure to SYSTRAN and make available to it, the property and rights herewith or hereafter granted or assigned and transferred to SYSTRAN as collateral and to evidence the sale of the Bills to SYSTRAN and to carry into effect the provisions and intent of this Agreement.

      10. LOCATION OF BOOKS AND RECORDS, PLACE OF BUSINESS. It is understood that Seller's place of business is the one set forth in this Agreement and that all of its books, accounts, correspondence, papers and records pertaining to the services or sales of products are located there, and all such books, accounts, correspondence, papers and records will be opened for SYSTRAN's inspection at all reasonable times.

      11. INDEMNIFICATION OF SYSTRAN; SALES AND EXCISE TAXES. Seller will indemnify and hold SYSTRAN harmless against any and all liability, loss or expense, including attorney's fees, caused by or arising out of any alleged claims, defenses, setoffs or counterclaims asserted by any party and relating in any manner to the Bills purchased by SYSTRAN hereunder. In the event any sales or excise taxes are imposed by any state, federal or local authorities with respect to any of the Bills sold and assigned hereunder, where such taxes are required to be withheld or paid by SYSTRAN, Seller shall also indemnify SYSTRAN and hold it harmless with respect to all such taxes and hereby authorizes SYSTRAN to charge to Seller's account any such tax that is paid or withheld by SYSTRAN. SYSTRAN may charge the deposit for any amount due under this paragraph.

      12. FINANCIAL INFORMATION. So long as Seller factors or has any absolute or contingent obligation of any kind owing to SYSTRAN, the Seller will provide information regarding the business, affairs and financial condition of the Seller and its subsidiaries as SYSTRAN may reasonably request, including financial statements.

      13. REORGANIZATION, ACQUISITIONS, CHANGE OF NAME OR LOCATION. Seller shall notify SYSTRAN in writing not less than thirty (30) days prior to (a) any change of its name or use of any trade names or (b) any change in the address of the chief executive office and/or chief place of business of Seller or the location of any records pertaining to the Bills, and/or (c) any change in company form or status through merger or consolidation with or into any corporation or any sale, lease, transfer or disposal of all or any substantial parts of its assets whether now owned or hereafter acquired.

      14. BANKRUPTCY. Seller agrees to notify SYSTRAN of any voluntary or involuntary bankruptcy petition filed by or against it or any guarantor within twenty-four (24) hours of such filing.

      15. LITIGATION. Except as disclosed in writing, Seller represents and warrants to SYSTRAN as follows: There are no suits or proceedings pending or to the knowledge of Seller, threatened against or affecting Seller or any of its subsidiaries which, if adversely determined, would have a material adverse effect on the financial condition or business of Seller and its subsidiaries and there are no proceedings by or before any governmental commission, board, bureau, or other administrative agency pending or, to the knowledge of Seller, threatened, against Seller or any of its subsidiaries. Further, Seller represents and warrants there is no claim, loss contingency, or proceeding, whether or not pending, threatened or imminent, against or otherwise affecting Seller that involves the possibility of any judgment or liability not fully covered by insurance or that may result in a material adverse change in the business, properties, or condition, financial or otherwise, of Seller.

      16. TRADE NAMES. Seller represents and warrants to SYSTRAN that it utilizes no trade names in the conduct of its business except Individual Investor Group, Inc. and Ticker Magazine.

      17. TAXES. Seller represents and warrants to SYSTRAN that: Seller has filed all federal, state, and local tax returns and other reports it is required to file and has paid or made adequate provision for payment of all such taxes, assessments, and other governmental charges.

      18. NO CONSENT OR APPROVAL NEEDED. Seller represents and warrants to SYSTRAN as follows: No consent or approval of any person, no waiver of any lien or other similar right, and no consent, license, approval, authorization, or declaration of any governmental authority, bureau, or agency is or will be required in connection with the execution, delivery, performance, or enforcement, validity or priority of this Agreement or any other agreement, instrument, or document to be executed or delivered in connection herewith.

      19. Term and Termination

This Agreement is for a term of two(2) year from the date that a duly authorized representative of SYSTRAN executes this Agreement. The term of this Agreement shall renew automatically for additional one (1) year terms unless sooner terminated in accordance with the terms hereof. Seller may terminate this Agreement effective at the end of any term by giving thirty(30) days prior written notice to SYSTRAN at the address set forth in this Agreement. Seller may continue to offer any of its Bills to SYSTRAN during such thirty(30) day period. SYSTRAN may terminate this Agreement at any time and for any reason by notifying Seller in writing of such termination.

All of Seller's representations, warranties, and other provisions of this Agreement shall survive such termination until SYSTRAN has been paid in full and Seller has fully performed all of its obligations. In addition, should any transfer of money or property to SYSTRAN hereunder be avoided in a bankruptcy proceeding involving Seller, any Account Debtor of Seller, or otherwise, then Seller's obligations hereunder shall be reinstated and/or supplemented to the extent of the avoided transfer, whether or not this Agreement has otherwise been terminated.

Notwithstanding the foregoing, Seller has the option to terminate this Agreement prior to the end of any term by giving SYSTRAN thirty (30) days prior written notice. Seller may continue to offer any of its Bills to SYSTRAN during such thirty (30) day period. Seller shall be deemed to have terminated this Agreement prior to the end of any term on the date that Seller shall have ceased presenting Bills to SYSTRAN in the normal course for an uninterrupted period of thirty (30) days ("Deemed Termination"). Upon notice of early termination, or the date of a Deemed Termination by Seller, prior to the end of any term, whether or not Seller continues to offer its Bills to SYSTRAN during the thirty
(30) day notice period applicable to Seller, Seller shall be obligated to pay to SYSTRAN, and Seller's deposit may be charged, an early termination premium ("Early Termination Premium") in an amount equal to two point one seven percent ( 2.17%) times the dollar volume of Bills purchased by SYSTRAN during the month in which Seller's dollar volume of Bills purchased by SYSTRAN was the greatest multiplied by the number of months remaining in the then current term, or eleven
(11) months, whichever is lower. Any partial month remaining in the current term shall constitute a full month for the purpose of calculating the Early Termination Premium. In addition, if SYSTRAN buys Bills from Seller as part of a special purchase, and should Seller terminate this Agreement within the first four (4) months of the term of this Agreement, Seller's Deposit shall be charged an Early Termination Premium in the amount of the balance of the Deposit on the termination date. The termination date shall be thirty (30) days after SYSTRAN'S receipt of the termination notice or on the Deemed Termination date, unless a termination notice specifies a date that is more than thirty (30) days but less than sixty (60) days after SYSTRAN's receipt of the termination notice. If SYSTRAN terminates this Agreement prior to the end of any term upon any default in the performance of Seller under this Agreement, in view of the impracticality and extreme difficulty in ascertaining actual damages and by mutual agreement of the parties as to the reasonable calculation of SYSTRAN's lost profits as a result thereof, Seller shall be obligated to pay SYSTRAN upon the effective date of such termination, and Seller's deposit may be charged, a premium in an amount equal to the Early Termination Premium as set forth above.

      20. EVENTS OF DEFAULT. The following shall be events of default under the terms of this Agreement: (a) default by Seller in the performance or payment, when due or payable, of any obligation under this Agreement or any other obligation of the Seller to SYSTRAN or any other financial institution or bank;
(b) Seller agrees to the appointment of a receiver for its assets, makes general assignment for the benefit of creditors or declares that it is unable to pay its debts as they mature; (c) Seller files a proceeding under any law for the relief of Debtors, including but not limited to, Title 11 of the United States Code, the so-called Bankruptcy Code or any other similar law which may exist; (d) any involuntary petition under the Bankruptcy Code or similar statute has been filed against the Seller and not dismissed within sixty (60) days after filing without the entry of an order for relief; (e) the issuance of an attachment, execution, tax assessment or similar process against the Seller or its property which is not released within ten (10) days of its attachment; (f) any of the representations and warranties in Section 7.1 of this Agreement were not true with respect to any Bill at the time the Bill was sold to SYSTRAN or any other representation or warranty in this Agreement was not true when made.

          20.1. In addition to all other remedies provided by law, upon the occurrence of an event of default and failure to cure same within ten (10) business days of Seller's receipt of written notice thereof, SYSTRAN may upon notice to the Seller immediately increase the amount of the deposit required under Section 4 of this Agreement to one-hundred percent (100%) of the outstanding amount of Bills purchased from the Seller, and the Seller shall immediately deliver to SYSTRAN funds sufficient to create this one-hundred percent (100%) deposit. If Seller shall fail to make any such payment, SYSTRAN may immediately Chargeback to the Seller any or all of the Bills which SYSTRAN has purchased from Seller, and Seller shall immediately pay to SYSTRAN the amount of such Chargeback. Should Seller fail to make such payment, SYSTRAN may seek payment of the deficiency from Seller and simultaneously collect all Chargedback Bills until the deficiency is satisfied. The deficiency will bear interest at the rate of prime plus four percent (4%) from the date it is incurred. Prime shall be that rate announced by SYSTRAN's lender on the date of the deficiency and may be adjusted with any change in the prime rate.

          20.2 In addition to all other remedies provided by law, upon the occurrence of an Event of Default and failure to cure same within ten (10) business days of Seller's receipt of written notice thereof, SYSTRAN, upon application to a court of competent jurisdiction and without the necessity of posting a bond or undertaking, shall be entitled as a matter of strict right, without notice and without regard to the value of any Bills or the solvency of any party bound for payment of the Bills, to injunctive relief to enforce the terms of this Agreement and to the appointment of a Receiver to (a) take possession of, collect and apply the proceeds of Bills, and take any and all actions deemed appropriate by such Receiver to enforce such Bills, and/or (b) enter upon the business premises of, take possession of and operate the Seller and all of its assets including, without limitation, taking any and all actions deemed appropriate, for the protection, possession, control, management and operation of the Seller's business, its assets and the Bills. Seller hereby acknowledges and agrees that if an Event of Default occurs and continues for a period of more than ten (10) business days after the Seller's receipt of written notice of such default, (a) the Bills and the proceeds of the same are then in danger of being lost, removed or materially injured; and (b) the Seller is insolvent, or in imminent danger of insolvency. Seller unconditionally consents to the appointment of a receiver as provided herein. The receiver shall have all of the rights and powers permitted under the laws of any state wherein any asset of the Seller is situated. Seller will pay SYSTRAN upon demand all expenses, including receiver's fees, attorney's fees, costs and agent's compensation, incurred pursuant to this paragraph, and any such amounts paid by SYSTRAN shall be secured by the security interest granted herein. Further, Seller expressly consents that the receiver appointed under this paragraph may be SYSTRAN or one of SYSTRAN's employees, representatives or attorneys. Nothing herein requires SYSTRAN to seek the appointment of a receiver or injunctive relief, nor does this paragraph in any way diminish SYSTRAN's right under paragraph 8 or any other provision of this Agreement or under applicable law.

      21. EXPENSES OF ENFORCEMENT. With respect to any default under this Agreement, Seller shall reimburse SYSTRAN for all costs and expenses, including reasonable attorneys', paralegals', accountants', and other experts and professional fees and all other fees and costs reasonably and actually incurred in connection with the default, or in the event that a suit, action, arbitration, or other proceeding of any nature, including, without limitation, any proceeding under the united States Bankruptcy Code, any action seeking a declaration of rights or an action for rescission is instituted to interpret or enforce this Agreement, including, but not limited to such fees and cost associated with trial and appeals.

      22. JURISDICTION AND VENUE. This Agreement shall be deemed to be a contract under the laws of the State of Oregon and for all purposes shall be governed by and construed in accordance with the laws of that state. Seller irrevocably agrees that any legal action or proceeding brought by or against Seller with respect to the Agreement will be brought in the courts of the State of Oregon or in the U.S. District Court for the District of Oregon. Seller consents to the jurisdiction of such courts. This provision shall not limit the right of SYSTRAN to bring such actions or proceedings against Seller in the court of such other states or jurisdictions where Seller may be subject to jurisdiction. Seller expressly authorizes service of process in any such suit or action on its behalf upon Registered Agent: , at (address) or upon such other agent as SYSTRAN may approve in writing, as its agent for such purposes.

      23. WAIVER, NOTICE. The waiver by SYSTRAN of the breach of any term of this Agreement or of the compliance therewith shall not be construed as a waiver of any other breach or compliance. Notices from either party to the other shall be given in writing and mailed postage prepaid, registered or certified mail, or placed in the hands of a national overnight delivery service, addressed to the addresses set forth opposite each party's name below, or at such other address as either party may hereafter advise the other in writing.

      24. ASSIGNMENT. Seller may not assign any of its rights or obligations hereunder. SYSTRAN may assign or grant a security interest in this Agreement or in any Bills purchased by SYSTRAN without Seller's consent. SYSTRAN may assign any of its rights and remedies with respect to such Bills including the right to notify Debtors to make payment to SYSTRAN's assignee.

      25. SEVERABILITY. The provisions of this Agreement are severable and if any of these provisions shall be held by any court of competent jurisdiction to be unenforceable such holding shall not affect or impair any other provisions hereof.

      26. COMPLETE   UNDERSTANDING.   This  Agreement   comprises  the  complete
understanding among the parties and may only be varied by a writing executed by the parties hereto. Paragraph headings are for convenience only.

      27. NO OFFER/COMMITMENT. The presentation of this Agreement to Seller does not constitute either an offer or commitment to purchase Bills or to extend to Seller credit of any kind.

Executed this 1st day of August, 2000.

                         Individual Investor Group, Inc.

                           By: /s/ Jonathan Steinberg
                             -----------------------
                                   (Signature)

                                     Title:

                      Address: 125 Broad Street, 14th Floor

                               New York, NY 10004

================================================================================
County of New York

On this 1st day of August , 20 , before me personally appeared Jonathan Steinberg , whose identity is personally known to me (or proved to me on the basis of satisfactory evidence) and who by me duly sworn, (or affirmed), did say that he (she) is the CEO (title or office) of the Individual Investor Group, Inc. , and that said document was signed by him (her) in behalf of said corporation by authority of its bylaws or of a Resolution of its Board of Directors, and acknowledged to me that said corporation executed the same.

My Commission Expires:                             /s/    Oliver Demassis
                                                   -----------------------------
10/14/2000                                         (Signature of Notary Public)


Accepted:
SYSTRAN Financial Services Corporation   Address:  4949 SW Meadows Rd. Suite 500
                                                   Lake Oswego, Oregon 97035
                                                   Post Office Box 3289
                                                   Portland, Oregon 97208-3289


By:   /s/     J. David Retallick
      -----------------------------
                  (Signature)

EXHIBIT "A"

In addition to the fee charged in Paragraph 3, SYSTRAN shall charge and Customer shall pay a fee at an annual rate equal to prime plus one point five (1.5%) of all funds employed to purchase Bills. Prime is defined as the prime rate as announced by Wells Fargo Bank, N.A. Funds employed shall be calculated by SYSTRAN on a daily basis based upon bills unpaid and outstanding, less the deposit. Customer shall pay the factoring fee from payments due Customer or may bill Customer. A change in the factoring fee due to a prime rate change will be effective upon the date of the change, which will be indicated on the settlement statement.

Individual Investor Group, Inc.



By:
Title:    /s/ Jonathan Steinberg

Date:     8-1-00
      ----------

                         ADDENDUM TO FACTORING AGREEMENT

This is an Addendum to the Factoring Agreement (the "Agreement"), dated _______________, 2000 between SYSTRAN Financial Services Corporation ("SYSTRAN") and Individual Investor Group Inc. (the "Customer").

Paragraph 19 Entitled "Term and Termination" is hereby amended in the following particulars only:

In the event of a sale of all or substantially all of a Customer's assets or merger or consolidation with or into any corporation or sales of securities requiring stockholder's approval in accordance with rules and regulations of the NASDAQ stock market at anytime during the initial twenty-four (24) month term of the Factoring Agreement and the Factoring Agreement is terminated as a result, Systran Financial Services Corporation agrees to accept the lesser of (1) Twenty Thousand Dollars ($20,000.00) or, (2) the actual Early Termination Fee contemplated by the calculation method set forth in Paragraph 19 to the Agreement. This Addendum shall only apply in the event of a sale of the Customer's business for the reasons set forth above and resulting termination of the Factoring Agreement. If termination should occur for any other reason the full Early Termination Fee shall apply.

         The parties Acknowledge and Agree to the terms of this Addendum and incorporate the terms of this Addendum into the Factoring Agreement.

COMPANY NAME

By:      /s/ Jonathan Steinberg
Title:     CEO

Dated: August 1, 2000


SYSTRAN FINANCIAL SERVICES CORPORATION



By: /s/       J. David Retallick
Title: President

Dated: August 1, 2000



                                                                      EXHIBIT 99

                              CERTAIN RISK FACTORS

                              Dated August 14, 2000

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

We will need to raise additional capital in the future. Based on our current forecasts, we believe that our working capital will be sufficient to fund our operations and capital requirements through the latter part of the fourth quarter of 2000. During the second quarter of 2000, the Company retained The Jordan, Edmiston Group, Inc., the media investment bank, to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company. The Company is currently in discussions with several parties in connection with this process. There can be no assurance that these discussions will result in the Company obtaining additional financing or enhancing shareholder value. Because we expect continuing net losses, we will need to raise additional capital in the future. The availability and the cost of financing will depend on many factors existing at the time we seek funding.
These factors may include our sources and amounts of revenues, our business development and prospects and the state of the financial markets generally. It is possible that additional financing may not be available to us, or, if available, the terms upon which it may be obtained may be unfavorable to us and may result in dilution of an investor's equity investment in us. If the Company is unable to obtain additional financing on favorable terms, or at all, the Company would be unable to sustain its current operations.

We have a history of losses and we anticipate that our losses will continue in the future. As of June 30, 2000, we had an accumulated deficit of $29.9 million. Since inception, the only calendar year during which we were profitable was 1995. We expect to continue to incur operating losses in the remainder of 2000 and in 2001. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

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

We may not be able to attract and retain qualified employees for our online service business. There is a general perception in the employment market for personnel interested in online-related jobs that pure Internet companies offer a more attractive work environment for a youthful workforce. In addition, many employees in the Internet industry seek and often receive significant portions of their compensation through stock options. The stock prices of many pure Internet companies have increased dramatically over the last several years. Since we are also in the print publication business, people may perceive us as a less attractive employer than a pure Internet company. If we are unable to attract and retain qualified employees for our online services business, that business could suffer materially.

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

We depend on certain advertisers to generate revenue. In 1998 and 1999, the majority of our print publications advertising revenue came from financial services companies, followed by consumer advertisers and others. We were not dependent upon any particular advertiser for our print publications revenues. During the first half of 2000, approximately 48% of the online services advertising revenue came from a combination of VentureHighway.com (a company in which we have acquired a 15.5% equity interest through an equity-for-advertising barter transaction) and one brokerage firm offering online trading. We expect that the majority of advertising revenues derived from our online services operations will come from online brokerage firms and companies in which we obtain equity stakes in exchange for advertising. In the event that online brokerage firms choose to scale back on their advertising (on the Internet in general or on our web sites in particular) or we do not enter into additional equity-for-advertising transactions, our online services business could be materially adversely affected.

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

We  may  not  realize  the  value  of  our  investments  in  VentureHighway.com,
ReverseAuction.com and Tradeworx, Inc. We record on our balance sheet investments in non-readily marketable securities at their fair market value at the date of acquisition, unless and until we become aware of any permanent impairment in such securities or unless and until such securities become readily marketable. VentureHighway.com is recorded at approximately $2.6 million (1,654,344 shares at approximately $1.59 per share), ReverseAuction.com at approximately $1.5 million and Tradeworx, Inc. at approximately $1.1 million. There currently is no public market for VentureHighway.com, ReverseAuction.com or Tradeworx securities, and there is no assurance that we will realize any value with respect to these investments.

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

5. We depend on WinStar Interactive Media Sales, Inc. to sell advertising, sponsorships and e-commerce partnerships on our web sites. We depend on an independent party, WinStar Interactive Media Sales, Inc.("WinStar"), to sell advertising, sponsorships and e-commerce partnerships on our web sites. If WinStar's business is disrupted or its sales force is ineffective, the revenues generated from our web sites could be materially adversely affected.

Control of the Company by Principal Stockholders. At the present time, Jonathan Steinberg, Wise Partners, L.P. (a partnership controlled by Jonathan Steinberg), Saul Steinberg (who is Jonathan Steinberg's father) and Reliance Financial Services Corporation (a substantial portion of the common stock of Reliance Financial Services Corporation's parent, Reliance Group Holdings, Inc., is beneficially owned by Saul Steinberg, members of his family and affiliated trusts), beneficially own approximately 42.0% of the outstanding shares of common stock of the Company. As a result of their ownership of common stock, they will be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of its directors. Because it would be very difficult for another company to acquire us without the approval of the Steinbergs, other companies might not view us as an attractive takeover candidate. Our stockholders, therefore, may have less of a chance to benefit from any possible takeover of the Company, than they would if the Steinbergs did not have as much influence.

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