Form 10-Q
period 2000-09-30
INDIVIDUAL INVESTOR GROUP INC
filed 2000-11-13
CIK 880631

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number 1-10932
                                -------


                         INDIVIDUAL INVESTOR GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                              13-3487784
          ------------------------------                --------------
         (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)                Identification No.)

             125 Broad Street, 14th Floor, New York, New York 10004
             ------------------------------------------------------
                     (Address of principal executive offices)

                                 (212) 742-2277
                                 --------------
                         (Registrant's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
         ---
State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of November 13, 2000 registrant had outstanding 10,754,019 shares of Common Stock, $.01 par value per share.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                             September 30,          December 31,
                        ASSETS                   2000                    1999
                                              ------------          ------------

Current assets:

  Cash and cash equivalents                   $ 7,074,079           $ 6,437,542
  Accounts receivable(net of allowances of
    $496,661 in 2000 and $419,048 in 1999)      3,034,448             3,019,710
  Investment in discontinued operations            49,302                49,302
  Prepaid expenses and other current assets       884,610               864,851
                                              ------------          ------------
             Total current assets              11,042,439            10,371,405
                                              ------------          ------------


Investments                                     5,316,902             2,638,356
Deferred subscription expense                     403,639               383,624
Property and equipment - net                    1,442,849             1,653,659
Security deposits                                 377,607               374,527
Other assets                                      433,184               836,396
                                              ------------          ------------
             Total assets                     $19,016,620           $16,257,967
                                              ============          ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $ 3,432,341           $ 3,024,395
  Accrued expenses                                576,168               716,670
  Deferred advertising revenue                  1,543,853             1,467,210
                                              ------------          ------------
             Total current liabilities          5,552,362             5,208,275
                                              ------------          ------------

Deferred advertising revenue                    1,281,203               938,164
Deferred subscription revenue                   2,601,393             2,448,591
                                              ------------          -----------
             Total liabilities                  9,437,958             8,595,030
                                              ------------          ------------


Stockholders' Equity:
  Preferred stock, $.01 par value, authorized
  2,000,000 shares,7,880 issued and outstanding
  in 2000 and 10,000 issued and outstanding in
  1999                                                 79                   100

  Common stock, $.01 par value; authorized
  18,000,000 shares; 10,760,019 issued and
  outstanding in 2000 and 10,353,901 issued
  and outstanding in 1999                         107,600               103,539
     Additional paid-in capital                33,729,278            33,421,542
     Warrants                                     999,120               742,079
     Deferred compensation                       (257,482)             (272,038)
     Accumulated deficit                      (24,996,933)          (26,332,285)
                                              ------------          ------------
             Total stockholders' equity         9,581,662             7,662,937
                                              ------------          ------------
             stockholders' equity             $19,016,620           $16,257,967
                                              ============          ============
See Notes to Consolidated Condensed Financial Statements



                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended September 30,         Nine Months Ended September 30,
                                                           ---------------------------------      -- -------------------------------
                                                                2000               1999                2000               1999
                                                           -------------       -------------      -------------        -------------




Revenues:
     Online Services                                          $  588,160       $    657,274         $ 2,842,813        $ 1,229,630
     Print Publications                                        4,635,253          3,838,057          13,825,541         11,044,820
                                                              ----------          ----------         ----------         ----------
     Total revenues                                            5,223,413          4,495,331          16,668,354         12,274,450
                                                              ----------          ----------         ----------         ----------

Operating expenses:
     Editorial, production and distribution                    3,203,827          2,937,584          10,075,042          8,377,406
     Promotion and selling                                     2,177,863          2,102,355           7,378,014          5,852,023
     General and administrative                                1,470,192          1,487,351           4,158,629          4,019,827
     Depreciation and amortization                               142,152            143,212             425,341            391,617
                                                              ----------          ----------         ----------         ----------
     Total operating expenses                                  6,994,034          6,670,502          22,037,026         18,640,873
                                                              ----------          ----------         ----------         ----------


Gain on sale of assets                                         6,702,219                  -           6,702,219                  -

Operating income (loss)                                        4,931,598         (2,175,171)          1,333,547         (6,366,423)

Investment and other income                                       24,640            798,352             151,457          1,394,746
                                                              ----------          ----------         ----------         ----------

Net Income (loss)                                             $4,956,238        ($1,376,819)        $ 1,485,004        ($4,971,677)
                                                              ==========        ============        ===========         ===========

Basic income (loss) per common share                               $0.47             ($0.15)              $0.13             ($0.55)
                                                              ==========        ============         ==========         ===========

Average number of common shares used in computing
     basic and dilutive loss per common share                 10,413,519          9,188,724          10,399,225          8,998,833



Dilutive income (loss) per common share                            $0.44             ($0.15)              $0.13             ($0.55)
                                                              ==========        ============         ==========         ===========
Average number of common shares used in computing
     basic and dilutive loss per common share                 11,182,167          9,188,724          11,167,873          8,998,833

See Notes to Consolidated Condensed Financial Statements


                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             Nine Months
                                                           Ended September 30,
                                                        ------------------------
                                                          2000            1999
                                                        ------------------------
 Cash flows from operating activities:

 Net Income (loss)                                      $1,485,004   $4,971,677)
 Reconciliation of net income (loss) to net
 cash used in operating activities:
    Gain on sale of assets                              (6,702,219)           -
    Depreciation and amortization                          425,341      391,617
    Stock option and warrant transactions                  202,904      301,304
    Non - cash revenue/ expense                                  -     (312,545)
    Gain on sale of investments                                  -   (1,277,512)
    Changes in operating assets and liabilities:                 -            -
      Decrease (increase) in:
        Accounts receivable                                985,262     (647,650)
        Prepaid expenses and other current assets         (133,576)    (216,872)
        Deferred subscription expense                      (20,015)     214,829
        Security deposits                                   (3,080)      95,100
        Other assets                                       246,400      (50,002)
      Increase (decrease) in:
        Accounts payable and accrued expenses              467,980      711,008
        Deferred advertising revenue                    (1,770,067)     559,500
        Deferred subscription revenue                      120,990      (55,966)
                                                        -----------  -----------
      Net cash used in operating activities             (4,695,076)  (5,258,866)
                                                        -----------  -----------

 Cash flows from investing activities:

 Purchase of property and equipment                       (216,170)  (1,513,740)
 Net proceeds from sale of assets                        5,585,819            -
 Net proceeds from sale of investments                           -    2,721,236
 Increase in investments                                         -     (753,076)
 Net cash provided by discontinued operations                    -      139,849
                                                        -----------  -----------
      Net cash provided by investing activities          5,369,649      594,269
                                                        -----------  -----------

 Cash flows from financing activities:

 Proceeds from exercise of stock options                   111,616    2,263,515
 Proceeds from issuance of common stock                          -    3,000,000
 Preferred stock dividends paid                           (149,652)           -
                                                        -----------  -----------
      Net cash provided (used) in financing activities     (38,036)   5,263,515
                                                        -----------  -----------

 Net increase in cash and cash equivalents                 636,537      598,918

 Cash and cash equivalents, beginning of period          6,437,542    4,752,587

                                                        -----------  -----------
 Cash and cash equivalents, end of period               $7,074,079   $5,351,505
                                                        ===========  ===========




 See Notes to Consolidated Condensed Financial Statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes as required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1999 on Form 10-K.

                  The Company, during the third quarter ended September 30, 2000, adopted the accounting treatment of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent with respect to revenues recognized from list rentals.

                  This change required a restatement of Online Services revenues for the three and nine months ended September 30, 1999 of $560 and $1,400, respectively, with an equal increase to promotion and selling expenses. This change also required a restatement of Print Publications revenues for the three and nine months ended September 30, 1999 of $39,719 and $112,545, respectively, with an equal increase to promotion and selling expenses. This change had no impact on reported net loss for the applicable periods. Online Services and Print Publications revenues increased $7,318 and $86,274, respectively for the six months ended June 30, 2000 with an equal increase to promotion and selling expenses. This change had no impact on the reported net loss for the six months ended June 30, 2000.

2.       INVESTMENTS

                  On June 2, 1999, the Company, Kirlin Holding Corp. ("Kirlin") and VentureHighway.com Inc. ("VentureHighway") (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 1,654,344 newly- issued shares (adjusted to reflect a subsequent stock split) of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock (the other 80.1% of which immediately after the transaction were held by Kirlin). The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and web sites during the 30 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of $2,638,356 (or $1.595 per share of VentureHighway owned by the Company). In December 1999, VentureHighway raised $7.65 million cash, selling 2,142,000 shares at a price of $3.57 per share.

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

                  On February 23, 2000, the Company and ReverseAuction.com, Inc. (now named Pricing Dynamics, Inc. ("Pricing Dynamics")) entered into an agreement pursuant to which the Company acquired 1,166,667 newly-issued shares of common stock of Pricing Dynamics, representing a 3.3% stake (on a fully-diluted basis) of Pricing Dynamics (constituting 7.4% of the then-outstanding shares). The purchase price was paid in the form of a credit for Pricing Dynamics to use to purchase advertising in the Company's magazines and web sites during the 21 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of $1,544,736.

                  Pricing Dynamics provides e-commerce tools and dynamic pricing software, for the business-to-business, business-to-consumer and consumer-to-consumer markets. There currently is no public market for Pricing Dynamics securities, and there is no assurance that the Company will realize any value (and the Company in fact may realize a loss) with respect to its investment in Pricing Dynamics.

                  On May 4, 2000, the Company and Tradeworx, Inc. ("Tradeworx") entered into an agreement pursuant to which the Company acquired 1,045,000 newly-issued shares of common stock of Tradeworx, representing a 7% stake (with warrants to acquire up to 10.5%), on a fully-diluted basis, of Tradeworx. The purchase price was paid for in the form of a credit for Tradeworx to use to purchase advertising in the Company's magazines and websites during the 24 months ending August 1, 2002. The investment and the deferred advertising revenue were recorded at the fair market value at the date of the transaction of $1,133,810.

                  Tradeworx is in the business of developing proprietary software and other financial analytical tools that provide online investment analysis and investment decision support platforms for retail and institutional investors and brokerage firms. There currently is no public market for Tradeworx securities, and there is no assurance that the Company will realize any value (and the Company in fact may realize a loss) with respect to its investment in Tradeworx.

3.       SALE OF ASSETS

                  In August 2000, the Company agreed to sell two Internet domain names for cash consideration of $1 million payable in two $500,000 installments. In connection with the sale, the Company also issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The fair market value of the issued warrant was approximately $257,000. The Company received the first installment of $500,000 in August 2000 and the second installment of $500,000 in October 2000 (see Note 10).

                  In September 2000, the Company sold certain assets related to the business of InsiderTrader.com for cash consideration of $500,000 and the assumption of certain liabilities.

                  In September 2000, the Company sold certain assets related to Ticker magazine. for cash consideration of $6 million, less an adjustment for certain current assets and liabilities, and the assumption of certain liabilities (see Note 10).

                  Realized gain on the sale of assets for the three months ended September 30, 2000, represented by these three separate transactions was approximately $6.7 million.

4.       DISCONTINUED OPERATIONS

                  On April 30, 1998 the Company's Board of Directors decided to discontinue the Company's investment management services business.

                  The investment management services business was principally conducted by a wholly owned subsidiary of the Company, WisdomTree Capital Management, Inc. ("WTCM"). WTCM serves as general partner of (and is an investor in) a domestic private investment fund. The Company is also a limited partner in the fund. As a result of the Board's decision to discontinue the investment management services business, WTCM is continuing to dissolve the domestic investment fund, liquidating its investments and distributing the net assets to all investors as promptly as possible.

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

                  At September 30, 2000, the domestic investment fund had remaining net assets of approximately $665,000. The Company's net investment in discontinued operations of $49,302 at September 30, 2000 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services.

5.       STOCK OPTIONS

                  During the three and nine months ended September 30, 2000, the Company granted 2,000 and 662,909 options, respectively, to purchase the Company's Common Stock; 41,417 and 87,118 options, respectively, were exercised (providing proceeds of $51,771 and $111,616 respectively); and 451,699 and 635,698 options, respectively, were cancelled. Of the total options granted, all were granted under the Company's stock option plans, and expire at various dates through September 2010.

                  On July 19, 2000, the Stock Option Committee, pursuant to the Company's 2000 Performance Equity Plan, awarded 150,000 shares of authorized but unissued Common Stock in the aggregate to certain employees subject to the terms of a restricted stock agreement. 25,500 of such shares have been issued and earned by various employees and earnings for the period ended September 30, 2000 have been charged approximately $42,000 with respect to these shares. An additional 93,500 of such shares have been granted and issued to employees at a compensation value of approximately $157,000, which amount is being amortized ratably over the employment period required to earn such shares. The remaining 31,000 of such shares were forfeited and are available for reissuance.

6.       INCOME  (LOSS) PER COMMON SHARE

                  Basic net income (loss) per share for the three and nine months ended September 30, 2000 and 1999, respectively, is computed by dividing the net income (loss), after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted income (loss) per common share for the three and nine months ended September 30, 2000 and 1999, respectively, is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common equivalent shares during the applicable period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock.

                  The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of diluted loss per common share, as the effect would have been antidilutive. The exercise of stock options and warrants were not assumed in the computation of diluted income per common share because the respective exercise prices of such securities were in excess of the value of the Common Stock during the applicable period.

                  The computation of net income (loss) applicable to common shareholders is as follows:


                                                                  Three Months                   Nine Months
                                                             Ended September 30,             Ended September 30,

                                                              2000           1999             2000           1999
                                                              ----           ----             ----           ----


              Net income (loss)                            $4,956,238    $(1,376,819)    $1,485,004       $(4,971,677)
              Preferred stock dividends                       (49,652)         -           (149,652)            -

                                                           -----------   -------------   -----------      ------------
              Net income (loss) applicable to
                 common shareholders                       $4,906,586    $(1,376,819)    $1,335,352       $(4,971,677)
                                                           ===========   ============    ===========      ============

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

                  Comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999, respectively, is presented in the following table:

                                                                  Three Months                    Nine Months
                                                               Ended September 30,             Ended September 30,
                                                            -------------------------     ----------------------------
                                                               2000            1999          2000             1999
                                                               ----            ----          ----             ----


         Net income (loss)                                  $4,956,238    $(1,376,819)    $1,485,004      $(4,971,677)
         Other comprehensive income (loss)
           Net unrealized gain (loss) on investments            -          (3,333,814)          -           3,029,769
                                                            ----------    ------------    ----------      ------------
         Total comprehensive income (loss)                  $4,956,238    $(4,710,633)    $1,485,004      $(1,941,908)
                                                            ==========    ============    ==========      ============


8.       SALE OF COMMON STOCK

                  On September 21, 2000, 2,120 shares of Series A Preferred Stock were converted at the conversion price of $2.12 per share into 200,000 shares of Common Stock.

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

9.       SEGMENT INFORMATION

                  The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Online Services and Print Publications. The Company's Online Services operations include individualinvestor.com (www.individualinvestor.com) and InsiderTrader.com (www.insidertrader.com). The Company sold assets related to and the operations of InsiderTrader.com in September 2000.

                  The Company's Print Publications operations publishes and markets Individual Investor magazine, a personal finance and investment magazine, Ticker, a magazine for financial advisors, planners and brokers, and Individual Investor's Special Situations Report, a financial investment newsletter. Substantially all of the Company's operations are within the United States. The Company sold assets related to and the operations of Ticker magazine in September 2000.

                  The table below  presents  summarized  operating  data for the
         Company's two business segments, consistent with the way such data is utilized by Company management in evaluating operating results. During the period ended September 30, 2000, the Company evaluated the methodology used to allocate marketing and promotion expenses, specifically as they relate to expenses incurred for the Individual Investor of the Year(TM) and Magic 25(TM) online trading contests offered by the Company, and modified the allocation methodology. These expenses benefit both the Print Publications and Online Services segments. Whereas the previous methodology allocated substantially all costs associated with such contests to the Online Services segment, the revised allocation process allocates contest expenses primarily based on the estimated incremental revenues generated by the Print Publications and Online Services segments, respectively, in connection with such contests.

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


                                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                                          --------------------------------     -------------------------------
                                                              2000             1999              2000              1999
                                                              ----             ----              ----              ----

         Revenues:
           Online Services                                $  588,160    $   657,274            $ 2,842,813     $ 1,229,630
           Print Publications                              4,635,253      3,838,057             13,825,541      11,044,820
                                                          -----------   ------- ----           ------------    ------------
                                                           5,223,413      4,495,331             16,668,354      12,274,450
                                                          -----------   ------- ----           ------------    ------------

         Operating contribution (before G&A and depreciation and amortization expenses and gain on sale of assets):

           Online Services                                  (666,429)      (290,481)            (1,261,632)     (1,484,948)
           Print Publications                                508,152       (254,127)               476,930        (470,031)
                                                          -----------   ------- ----           ------------    ------------
                                                            (158,277)      (544,608)              (784,702)     (1,954,979)
         Gain on sale of assets                            6,702,219           -                 6,702,219             -
         G&A and depreciation and amortization
             expewnses                                    (1,612,344)    (1,630,563)            (4,583,970)     (4,411,444)
         Investment and other income                          24,640        798,352                151,457       1,394,746
                                                          -----------   ------- ----          ------------     ------------

         Net income (loss)                                $4,956,238    $(1,376,819)           $ 1,485,004     $(4,971,677)
                                                          ==========    ============           ============    ============


                  Investments as of September 30, 2000  increased  approximately
         $2.7 million as compared to December 31, 1999. This was primarily due to investments in Tradeworx, Inc. and Pricing Dynamics, Inc. (see Note
         2).  Deferred  advertising  revenue as of September 30, 2000  increased approximately $0.4 million as compared to December 31, 1999 primarily due to investments in Tradeworx and Pricing Dynamics (see Note 2), offset by revenue earned during the period and the assumption by the purchaser of the deferred advertising revenue liability attributable to Ticker magazine. Deferred subscription revenue as of September 30, 2000 increased approximately $0.2 million due to the timing of direct mail and subscription renewal campaigns. There were no other material changes from year-end 1999 in total assets, in the basis of segmentation, or in the basis of measurement of segment profit or loss.


10.      ACCOUNTS RECEIVABLE

                  In August 2000, the Company arranged a line of credit whereby the Company may borrow principal amounts up to $2.0 million secured by certain of its assets. Availability under the facility is based on a formula of a percentage of eligible accounts receivable and provides for interest on direct borrowings at an annual rate equal to prime plus 1.5% plus fees based on the amount of the invoices financed. The term of the line of credit is for a period of two years, subject to certain termination provisions. Total funding at September 30, 2000 was approximately $1.1 million.

                  The Company has accounted for this transaction in accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, accounts receivable have been reduced by the proceeds received from the facility and related fees have been recognized as expenses.

                  One million dollars of the September 30, 2000 receivable balance reflects amounts from the sale of Ticker magazine and the two Internet domain names, which were collected during the first week of October 2000 (see Note 3).

11.       SUBSEQUENT EVENTS

                   In October 2000, the Company announced the resignation of its President and Chief Operating Officer, Brette Popper and of its Chief Financial Officer, David Allen, as part of a streamlining of its management team. The Company also announced that Jonathan Steinberg, who has led the company since its inception as Chief Executive Officer, would assume additional responsibilities as President, and that Gregory Barton, Vice President of Business Development and Legal Affairs, has assumed the additional responsibilities of Chief Financial Officer. The Company does not expect the streamlining of its management team to cause any material adverse effects to operations.

                  In October 2000, 698,601 options to purchase the Company's Common Stock were cancelled and no options were granted. During the four months ended October 31, 2000, 1,150,300 options were cancelled, 2,000 options were granted and the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The net options and warrants outstanding decreased during the four months ended October 31, 2000 by 939,717 shares.

                  The Company, effective October 4, 2000, began trading on the NASDAQ National Market under the ticker symbol "IIGP." The Company relinquished its right to its prior symbol "INDI" in connection with the agreement to sell the two Internet domain names (see Note 3).


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         Important Notice Concerning "Forward-looking Statements" in this Report

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three and nine months ended September 30, 2000 and September 30, 1999, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after September 30, 2000. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after September 30, 2000, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

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


Three and Nine Months Ended September 30, 2000 as Compared to the Three and Nine Months Ended September 30, 1999

         Operating Income (Loss)

           The  operating  income  for the three  months and nine  months  ended
September 30, 2000 increased to approximately $4.9 million and $1.3 million, respectively, as compared to an operating loss of approximately $2.2 million and $6.4 million, respectively, in the same periods of 1999. The decrease in the operating loss from the prior year is primarily due to the gain of sale of assets of approximately $6.7 million and increased advertising revenues, partially offset by increased promotion and selling and editorial, production and distribution expenses. Operating losses excluding the gain on the sale of assets decreased to approximately $1.8 million and $5.4 million, respectively, for the three and nine months ended September 30, 2000 - an improvement of approximately 19% and 16%, respectively, as compared to the loss of approximately $2.2 million and $6.4 million, respectively, in the same periods of 1999.

         Online Services operations provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses and gain on sale of assets) of approximately $0.7 million and $1.3 million for the three and nine months ended September 30, 2000, respectively, as compared to a negative operating contribution of approximately $0.3 million and $1.5 million, respectively, in the same periods of 1999. The change in the three-month operating contribution from the prior year is primarily due to decreased advertising revenues, and increased editorial and production expenses required to maintain and support the web site. The change in the nine-month operating contribution from the prior year is primarily due to increased advertising revenues, partially offset by increased editorial and production expenses required to maintain and support the web site. The Company has recently reorganized its Online Services operations, significantly reducing ongoing personnel and technology development expenses. The Company expects that editorial and production expenses associated with its Online Services in the near term will be lower than the level of such expenses in the third quarter of 2000.

         Print Publications operations provided a positive operating contribution (before deducting G&A and depreciation and amortization expenses and gain on sale of assets) of approximately $0.5 million and $0.5 million for the three and nine months ended September 30, 2000, respectively, as compared to negative operating contribution of approximately $0.3 million and $0.5 million, respectively, in the same periods of 1999. The improvement in operating contribution is primarily due to increased advertising revenues, partially offset by increased promotion and selling, and production and distribution expenses.

         Revenues

         Total revenues for the three and nine months ended September 30, 2000 increased approximately 16% and 36%, respectively, to approximately $5.2 million and $16.7 million, respectively, as compared to approximately $4.5 million and $12.3 million, respectively, in the same periods of 1999. Online Services revenues for the three and nine months ended September 30, 2000 decreased approximately 11% and increased approximately 131%, respectively, to approximately $0.6 million and $2.8 million, respectively, as compared to approximately $0.7 million and $1.2 million, respectively, in the same periods of 1999. Print Publications revenues for the three and nine months ended September 30, 2000 increased approximately 21% and 25%, respectively, to approximately $4.6 million and $13.8 million, respectively, as compared to approximately $3.8 million and $11.0 million, respectively, in the same periods of 1999.

                  Online  Services  advertising  revenues for the three and nine months ended September 30, 2000 decreased approximately 17% and increased approximately 140 %, respectively, to approximately $0.5 million and $2.5 million, respectively, as compared to approximately $0.6 million and $1.1 million, respectively, in the same periods of 1999. The increase in advertising revenues from the prior year nine-month period is attributable to several factors, including a growth in page views and advertising impressions; for the three-month period, these factors were more than offset by a decline in online advertising by VentureHighway.com, Inc. Excluding the effect of Venture Highway's online advertising, the Company's Online Services would have reported revenues in the three and nine months ended September 30, 2000 that were higher advertising by approximately 54% and 154%, respectively, than in the same periods of 1999. Traffic to the Company's web sites (excluding the sites of the Individual Investor of the Year (TM) and Magic 25 (TM) online trading contests offered by the Company)for the three and nine months ended September 30, 2000 increased approximately 79% and 77%, respectively, to approximately 22 million and 71 million page views, respectively, as compared to approximately 12 million and 40 million page views, respectively, in the same periods of 1999. For the nine months ended September 30, 2000, the Company's Online Services had 42 advertisers, none of which accounted for over 10% of total online advertising revenues.

         Print Publications advertising revenues for the three and nine months ended September 30, 2000 increased approximately 28% and 32%, respectively, to approximately $3.4 million and $9.9 million, respectively, as compared to approximately $2.7 million and $7.5 million, respectively, in the same periods of 1999. Individual Investor magazine's advertising revenues for the three and nine months ended September 30, 2000 increased approximately 16% and 26%, respectively, to approximately $2.3 million and $6.7 million, respectively, as compared to approximately $2.0 million and $5.3 million, respectively, in the same periods of 1999. This change relates primarily to a 2% and 11% respective increase in advertising pages sold, combined with a 13% and 13% respective increase in the net advertising rate per page, when compared to 1999. Ticker magazine's advertising revenues for the three and nine months ended September 30, 2000 increased approximately 59% and 47%, respectively, to approximately $1.1 million and $3.3 million, respectively, as compared to approximately $0.7 million and $2.2 million, respectively, in the same periods of 1999. This change relates primarily to a 44% and 39% respective increase in advertising pages sold, combined with a 31% and 4% respective increase in the net advertising rate per page, when compared to 1999.

         Print Publications circulation revenues for the three and nine months ended September 30, 2000 increased approximately 12% and 12%, respectively, to approximately $0.9 million and $2.8 million, respectively, as compared to approximately $0.8 million and $2.5 million, respectively, in the same periods of 1999. Subscription revenues for the three and nine months ended September 30, 2000 increased 13% and 11%, respectively, to approximately $0.7 million and $2.1 million, respectively, as compared to approximately $0.6 million and $1.9 million, respectively, in the same periods of 1999. The increase in subscription revenues from the prior year is primarily attributable to a change in the subscriber mix for Individual Investor magazine, with more of the subscriber base being obtained from more profitable direct-to-publisher sources. This increase was partially offset by a reduction in the number of subscribers to Individual Investor's Special Situations Report. Newsstand revenues for the three and nine months ended September 30, 2000 increased approximately 9% and 14%, respectively, to approximately $202,000 and $690,000, respectively, as compared to $185,000 and $605,000, respectively, in the same periods of 1999.

         Print Publications list rental and other revenues for the three and nine months ended September 30, 2000 decreased approximately 11% and increased approximately 4%, respectively, to approximately $327,000 and $1.1 million, respectively, as compared to approximately $368,000 and $1.0 million, respectively, in the same periods of 1999. The increase in the nine-month figure relates primarily to higher list rental revenues attributable to the Individual Investor magazine subscriber lists.

         Operating Expenses

         Total operating expenses for the three and nine months ended September 30, 2000 increased approximately 5% and 18%, respectively, to approximately $7.0 million and $22.0 million, respectively, as compared to approximately $6.7 million and $18.6 million, respectively, in the same periods of 1999. The rate of increase in operating expenses was significantly lower than the rate of increase of revenues - which increased approximately 16% and 36%, respectively, for the three and nine months ended September 30, 2000, as compared to the same periods of 1999.

         Editorial, production and distribution expenses for the three and nine months ended September 30, 2000 increased approximately 9% and 20%, respectively, to approximately $3.2 million and $10.1 million, respectively, as compared to approximately $2.9 million and $8.4 million, respectively, in the same periods of 1999. Online Services production, development and editorial expenses for the three and nine months ended September 30, 2000 increased approximately 17% and 52%, respectively, to approximately $0.9 million and $2.8 million, respectively, as compared to approximately $0.7 million and $1.9 million, respectively, in the same periods of 1999. The increase in these Online Services expenses from the prior year is primarily related to higher editorial salaries and consulting fees, increased research costs, and costs associated with enhanced analytical and research tools now available on www.individualinvestor.com. As noted above, the Company has recently reorganized its Online Services operations, significantly reducing ongoing personnel and technology development expenses. The Company expects that editorial and production expenses associated with its Online Services in the near term will be lower than the level of such expenses in the third quarter of 2000. Print Publications editorial, production and distribution expenses for the three and nine months ended September 30, 2000 increased approximately 6% and 11%, respectively, to approximately $2.3 million and $7.2 million, respectively, as compared to approximately $2.2 million and $6.5 million, respectively, in the same periods of 1999. The increase from the prior year relates primarily to an increase in the average number of pages per issue, as well as higher editorial salaries and related costs.

         Promotion and selling expenses for the three and nine months ended September 30, 2000 increased approximately 4% and 26%, respectively, to approximately $2.2 million and $7.4 million, respectively, as compared to approximately $2.1 million and $5.9 million, respectively, in the same periods of 1999. Online Services promotion and selling expenses for the three and nine months ended September 30, 2000 increased approximately 86% and 50%, respectively, to approximately $0.4 million and $1.3 million, respectively, as compared to approximately $0.2 million and $0.9 million, respectively, in the same periods of 1999. The increase from the prior year is primarily attributable to higher marketing and promotion expenses associated with the Individual Investor of the Year(TM) and Magic 25(TM) online trading contests offered by the Company. Print Publications promotion and selling expenses for the three and nine months ended September 30, 2000 decreased approximately 6% and increased approximately 22%, respectively, to approximately $1.8 million and $6.1 million, respectively, as compared to approximately $1.9 million and $5.0 million, respectively, in the same periods of 1999. The increase from the prior year nine-month period is primarily due to increased marketing and promotion expenses associated with the Individual Investor of the Year(TM) and Magic 25(TM) online trading contests offered by the Company, direct mail campaign and customer activation expenses, increased sales commissions relating to higher sales, and higher recruiting fees as a result of hiring additional in-house sales personnel. The decrease from the prior year three-month period is primarily due to decreased salaries for advertising and marketing personnel due to a decrease in the number of employees within these departments.

         General and Administrative expenses for the three and nine months ended September 30, 2000 were approximately $1.5 million, and $4.2 million, respectively, as compared to approximately $1.5 million and $4.0 million, respectively, in the same periods of 1999. The increase in the nine-month figure as compared to the same period in 1999 was primarily due to increased salaries and rent expense, partially offset by lower professional and recruiting fees. The Company has recently implemented a significant reduction in its general and administrative expenses through reduction in general and administrative personnel and expects these expenses in the near term to be substantially lower than the level of such expenses in the third quarter of 2000. Moreover, the Company intends to sublet a portion of its headquarters office space and believes it may see a significant reduction in ongoing rent expense beginning in the first quarter of 2001.

         Depreciation and amortization expense for the three and nine months ended September 30, 2000 were approximately $0.1 million and $0.4 million, respectively, as compared to approximately $0.1 million and $0.4 million, respectively, in the same periods of 1999.

         Gain on Sale of Assets

         Gain on sale of assets for the three and nine months ended September 30, 2000 of approximately $6.7 million represents the gain on the sale of two Internet domain names and certain assets related to Ticker magazine and InsiderTrader.com and the assumption by the respective purchasers of certain liabilities related thereto. No similar transactions were realized in 1999.

         Investment and Other Income

         Investment and other income for the three and nine months ended September 30, 2000 were approximately $0.0 million and $0.2 million, respectively, as compared to approximately $0.8 million and $1.4 million, respectively, in the same periods of 1999. The decreases for both periods are primarily attributable to realized gains from sale of investments of approximately $0.8 million and $1.3 million, respectively, during the three months and nine months ended September 30, 1999.

         Discontinued Operations

         There was no net loss from discontinued operations for the three and nine months ended September 30, 2000 or September 30, 1999. No additional loss amounts were recorded by the Company for discontinued operations because the Company believes that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by provisions established in 1998.

         The Company's net investment in discontinued operations of $49,302 at September 30, 2000 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

         Net Income (Loss)

         The Company's net income for the three and nine months ended September 30, 2000 increased to approximately $5.0 million and $1.5 million, respectively, as compared to a net loss of approximately $1.4 million and $5.0 million, respectively, in the same periods of 1999.

         The basic income per weighted average common share for the three and nine months ended September 30, 2000 was $0.47 and $0.13, respectively, as compared to a loss of $0.15 and $0.55, respectively, in the same periods of 1999. The dilutive income per weighted average common share for the three and nine months ended September 30, 2000 was $0.44 and $0.13, respectively, as compared to a loss of $0.15 and $0.55, respectively, in the same periods of 1999.

         Liquidity and Capital Resources

         As  of  September  30,  2000,  the  Company  had  working   capital  of
approximately $5.5 million, which included cash and cash equivalents totaling approximately $7.1 million.

         The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses while continuing to invest in its existing products - and, as noted above, the Company recently has implemented changes intended to substantially reduce certain operating and general and administrative expenses. The Company anticipates quarterly losses to continue through the remainder of 2000 and into 2001. Profitability may be achieved in future periods only if the Company can substantially increase its revenues and/or realize capital gains on investments or the sale of certain assets while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, that additional capital gains will be realized on investments (instead capital losses in fact may be realized) or that certain assets will be sold, or that expenses can be adequately decreased to enable the Company to attain profitability.

         Based on the Company's current outlook, the Company believes that its working capital will be sufficient to fund its operations and capital requirements at least through the end of 2001. During the second quarter of 2000, the Company retained The Jordan, Edmiston Group, Inc., the media investment bank, to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company. The Company during the quarter ended September 30, 2000 entered into three separate agreements with unrelated third parties which resulted in net gains on the sale of assets of approximately $6.7 million and which generated net cash proceeds of approximately $6.6 million (which amount includes $1.0 million collected with respect to these sales during the first week of October 2000). In connection with one of these agreements, the Company also issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share.

         The Company is continuing its exploration of strategic alternatives, including exploring sources of additional financing and/or sale of assets. There can be no assurance, however, that this process will result in the Company entering into any additional transactions or enhancing shareholder value. In the event that the Company is unable to attain profitability prior to exhausting its existing resources, the Company would need to obtain additional financing or sell certain of its assets in order to sustain operations. No assurance can be given that the Company will be able to obtain additional financing or sell additional assets, or as to the terms upon which the Company could do so. Any additional financing could result in dilution of an investor's equity investment in the Company.

                           INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         In July 1997, certain former limited partners of WisdomTree Associates, L.P. ("WTA"), a domestic private investment fund of which WisdomTree Capital Management, Inc., a wholly-owned subsidiary of the Company, is the general partner, initiated an action in the Supreme Court of the State of New York, County of New York, captioned Richard Tarlow and Sandra Tarlow v. WisdomTree Associates, L.P., Bob Schmidt and Jonathan Steinberg, Index No. 113819/97. Defendants moved to dismiss the action based on plaintiffs' failure to file a complaint, and the action was dismissed without prejudice in October 1997. In October 1998, plaintiffs moved to vacate the default judgment. Defendants opposed the motion. In April 1999, the court denied plaintiffs' motion with respect to Messrs. Schmidt and Steinberg, but granted the motion with respect to WTA and plaintiffs were permitted to and did file and serve a complaint solely against this defendant. WTA moved to dismiss the complaint as to all causes of action other than the breach of contract claim, which motion was denied. WTA subsequently answered the complaint and discovery was commenced. In February 2000, plaintiffs moved to amend their complaint to add Messrs. Schmidt and Steinberg as defendants, and defendants moved for summary judgment. Both motions were denied. Plaintiffs alleged that WTA did not timely process plaintiffs' request for redemption of their interest in WTA and the complaint sought approximately $470,000 in alleged compensatory damages, plus pre-judgment interest, as well as punitive damages. In August 2000 the parties agreed to settle the litigation on undisclosed terms. The impact of the settlement is not material to the Company's financial position or results of operations.

         In addition to the foregoing matters, the Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.



ITEM 2.  Changes in Securities

Sales of Unregistered Securities

----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
                                                     Consideration received and       Exemption from   If option, warrant or
Date of sale      Title of security       Number     description of underwriting or   registration     convertible security, terms
                                           Sold/     other discounts to market        claimed          of exercise or conversion
                                          Granted    price afforded to purchasers
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------

----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
7/1/00 -          Options to purchase      2,000     Exercise price would be           Section 4(2)    Vesting over a period of
9/30/00           common stock                       received upon exercise                            four years from date of
                  granted to employees                                                                 grant, subject to certain
                                                                                                       conditions of continued
                                                                                                       service; exercisable for a
                                                                                                       period lasting ten years
                                                                                                       from date of grant at an
                                                                                                       exercise price of $1.8125
                                                                                                       per share.
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------

8/10/00           Warrant to purchase     250,000    Company received $1 million in    Section 4(2)    Exercisable until 8/10/03 at
                  common stock                       connection with issuance of                       an exercise price of $2.00
                                                     warrant and sale of two                           per share.
                                                     Internet domain names; in
                                                     addition, Company would
                                                     receive exercise price upon
                                                     exercise

----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       Exhibit
         No.         Description                                                       Method of Filing
       -------       -----------                                                       ----------------

           3.1   Amended  and  Restated   Certificate  of  Incorporation  of  Incoporated by reference to Exhibit 3.2 to the Form
                 Registrant, as amended through June 22, 1999                 10-Q for the quarter ended June 30, 1999


           3.2   By-laws of Registrant amended through April 27, 1999         Incorporated by reference to Exhibit 3.3 to the Form
                                                                              10-Q for the quarter ended June 30, 1999

           4.1   Specimen Certificate for Common Stock of Registrant          Incorporated by reference to Exhibit 4.1 to the
                                                                              Registrant's Registration Statement on Form S-18
                                                                              (File No. 33-43551-NY)

           10.1  Factoring Agreement, dated August 1, 2000, between Systran   Filed herewith
                 Financial Services Corporation and Registrant, as amended

           10.2  Asset Purchase Agreement, dated September 28, 2000, between  Filed herewith
                 123Jump.con and Registrant

           27    Financial Data Schedule September 30, 2000                   Filed only with the electronic submission of Form
                                                                              10-Q in accordance with the EDGAR requirement

           99    Certain Risk Factors                                         Filed herewith

(b) Reports on Form 8-K

The  Company  did not file any  reports  on Form 8-K during  the  Quarter  Ended
September 30, 2000.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 13, 2000

                     INDIVIDUAL INVESTOR GROUP, INC. (Registrant)





                     By:     /s/ Jonathan L. Steinberg

                     Jonathan L. Steinberg, Chief Executive Officer and Director




                     By:     /s/ Gregory Barton

                     Gregory Barton, Chief Financial Officer
                     (Principal Financial Officer)


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

           2.2 SYSTRAN will settle with the Seller by mailing or sending via facsimile to the Seller a settlement statement setting forth the Bills purchased, the amount paid, and any deductions made for fees, charges or security deposit and depositing funds as follows:

           [ ]    Mail funds due Seller. [ ] U.P.S.  funds due Seller.  [X] Wire funds due Seller into bank account specified by Seller on wire authorization form. [ ] Deposit funds due Seller.

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

           4.1.  AMOUNT OF DEPOSIT.  Seller's  deposit  shall be equal to twenty
                                                                          ------
percent  (20%) of Seller's  Bills that are ninety (90) days old or less computed
          --
from date of purchase.

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

      16. TRADE NAMES. Seller represents and warrants to SYSTRAN that it utilizes no trade names in the conduct of its business except Individual
                                                                      ----------
Investor  Group,  Inc.  and  Ticker  Magazine.
----------------------------------------------

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

================================================================================
                       (To be filled in by Notary Public)
State of New York
County of New York

On this 1st day of August, 2000, before me personally appeared Jonathan Steinberg, whose identity is personally known to me (or proved to me on the basis of satisfactory evidence) and who by me duly sworn, (or affirmed), did say that he (she) is the CEO (title or office) of the Individual Investor Group, Inc. , and that said document was signed by him (her) in behalf of said corporation by authority of its bylaws or of a Resolution of its Board of Directors, and acknowledged to me that said corporation executed the same.

My Commission Expires:                  /s/    Oliver Demassis
                                        -----------------------------
                                        (Signature of Notary Public)
10/14/2000

Accepted:
SYSTRAN Financial Services Corporation  Address:   4949 SW Meadows Rd. Suite 500
                                                   Lake Oswego, Oregon 97035
By:    /s/                                         Post Office Box 3289
   -------------------------------------------     Portland, Oregon 97208-3289
                  (Signature)

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
Title:    /s/ Jonathan Steinberg, CEO

Date:     8-1-00
      ----------

                         ADDENDUM TO FACTORING AGREEMENT

This is an Addendum to the Factoring Agreement (the "Agreement"), dated 8-1, 2000 between SYSTRAN Financial Services Corporation ("SYSTRAN") and Individual Investor Group Inc. (the "Customer").

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

COMPANY NAME

By:      /s/ Jonathan Steinberg
Title:     CEO

Dated: August 1, 2000


SYSTRAN FINANCIAL SERVICES CORPORATION



By: /s/
Title: President

Dated: August 1, 2000

                           ADDENDUM - MINIMUM PURCHASE

           This  Addendum  modifies the  Factoring  Agreement  dated Aug 1, 2000
                                                                     -----------
between  SYSTRAN  Financial  Services  Corporation   ("SYSTRAN")    and
Individual   Investor   Group  Inc.   ("Seller")(the   "Factoring   Agreement").
-------------------------------


      Paragraph 19 Entitled "Term and Termination" is hereby amended in the following particulars only:

In the event of a sale of all or substantially all of a Customer's assets or merger or consolidation with or into any corporation or sales of securities requiring stockholder's approval in accordance with rules and regulations of the NASDAQ stock market at anytime during the initial twenty-four (24) month term of the Factoring Agreement and the Factoring Agreement is terminated as a result, Systran Financial Services Corporation agrees to accept the lesser of the (1) Seventy-Five Thousand Dollars ($75,000.00) or, (2) the actual Early Termination Fee contemplated by the calculation method set forth in Paragraph 19 to the Agreement. This Addendum shall only apply in the event of a sale of the Customer's business for the reasons set forth above and resulting termination of the Factoring Agreement. If termination should occur for any other reason the full Early Termination Fee shall apply.

         The parties Acknowledge and Agree to the terms of this Addendum and incorporate the terms of this Addendum into the Factoring Agreement.

Individual Investor Group, Inc.



By:      /s/ David H. Allen
Title:     VP/CFO

Dated: 8-02, 2000


SYSTRAN FINANCIAL SERVICES CORPORATION



By:
Title:
Dated:

29223.2

                                             ADDENDUM - MINIMUM PURCHASE

           This Addendum modifies the Factoring  Agreement dated August 1, 2000,
                                                                 --------------
between  SYSTRAN  Financial  Services  Corporation  ("SYSTRAN")  and  Individual
                                                                      ----------
Investor     Group,     Inc.     ("Seller")(the      "Factoring     Agreement").
---------------------------

         Paragraph 3.1 of the Factoring Agreement is deleted and replaced by the following:

3.1. MINIMUM VOLUME AND FEE. Seller agrees to sell to SYSTRAN a minimum of $750,000.00 in Bills per month. In the event that Seller fails to sell to SYSTRAN a minimum of $750,000.00 in Bills in any month, Seller shall pay to SYSTRAN a minimum fee equal to the difference between $16,275.00 ($750,000.00 X 2.17%) and the actual fee paid for the Bills purchased by SYSTRAN during the month. Any fee owing by Seller pursuant to this paragraph may be deducted from Seller's funding. In the event that Seller fails to sell $750,000.00 in Bills per month for each of two consecutive months, Seller's fee will automatically be increased at the beginning of the third month. The minimum fee after the increase will be 2% over the current service fee. The fee will be automatically lowered to the last fee in effect should Seller's monthly purchase volume exceed $750,000.00 per month for each of two consecutive months.

                  The parties Acknowledge and Agree to the terms of this Addendum and incorporate the terms of this Addendum into the Factoring Agreement.

Individual Investor Group, Inc.



By: /s/ Jonathan Steinberg
Title:    CEO
Dated: August 1, 2000


SYSTRAN FINANCIAL SERVICES CORPORATION



By:     /s/
    -------
Title:  President
Dated: August 1, 2000

                                    AMENDMENT

                                       TO

                               FACTORING AGREEMENT

This Amendment to the Factoring Agreement dated as of August 1, 2000 ("Factoring Agreement") between SYSTRAN Financial Services Corporation ("SYSTRAN") and Individual Investor Group, Inc. ("Seller") is executed as of October 6, 2000. Terms not otherwise defined herein shall have the meanings provided in the Factoring Agreement.

           1. Section 5 is amended as follows: The entire section is deleted and in its place is inserted:

                5. SECURITY INTEREST. The purchase of the Bills of Seller by SYSTRAN is absolute subject to the right to Chargeback. In addition to the outright ownership of those Bills purchased by SYSTRAN, to secure the payment and performance of indebtedness and obligations of Seller to SYSTRAN now existing and hereafter arising, SYSTRAN shall have and is hereby granted a present continuing security interest in all Bills, accounts and accounts receivable of Seller, whether now existing or hereafter created, together with all guaranties, securities, books and records, accounts, correspondence, and documents with respect to such Bills, and, in addition, Seller hereby grants SYSTRAN a security interest in the deposit provided for in Section 4 above, all of Seller's inventory, contract rights, general intangibles, money, instruments, documents, chattel paper, securities, credits, claims and demands against SYSTRAN or others, and all other goods and personal property of all kinds belonging to the Seller, whether presently existing or hereafter acquired, together with any proceeds, products, excluding therefrom the specific items set forth in Schedule A.

           2 All other terms of the Factoring Agreement shall remain in ful force and effect without modification.

                                          SYSTRAN FINANCIAL SERVICES CORPORATION

                                          By:  /s/

                                          INDIVIDUAL INVESTOR GROUP, INC.

                                          By:  /s/ Gregory Barton

                                               Gregory Barton
                                               VP

                                   Schedule A

Securities  of  other  companies  owned  by  Individual   Investor  Group,  Inc.
("Seller")

Seller's Internet websites, including without limitation, Individualinvestor.com and Insidertrader.com

Seller's  intellectual  property,  including  without  limitation,   trademarks,
servicemarks, licenses, copyrights and internet domain names

Seller's   publications,   including  without  limitation   Individual  Investor
magazine, Ticker magazine and Special Situations Report newsletter

Seller's INDI SmallCap 500(TM) Index

Seller's Nasdaq trading symbol, INDI

Seller's office furniture and equipment

All proceeds of the foregoing

                                                                    EXHIBIT 10.2


                            ASSET PURCHASE AGREEMENT
                            ------------------------

                  ASSET PURCHASE AGREEMENT (the "Agreement"), dated as of September 28, 2000 (the "Effective Date") between INDIVIDUAL INVESTOR GROUP, INC., a Delaware corporation with executive offices at 125 Broad Street, New York, New York 10004 ("Seller"), and 123JUMP.COM, INC., a Florida corporation with executive offices at 407 Lincoln Road, Suite 12D, Miami Beach, Florida 33139 ("Purchaser").

                              W I T N E S S E T H:
                              -------------------

                  WHEREAS, Seller wishes to sell to Purchaser, and Purchaser wishes to purchase, substantially all of the assets and business of Ticker magazine ("Ticker"), subject to the exceptions specified herein, on and subject to the terms and conditions set forth herein;

                  NOW, THEREFORE, in consideration of the agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                  1.       Purchase and Sale of Assets.

                  1.1 Transferred Assets. Purchaser hereby agrees to purchase, and Seller hereby agrees to sell, convey, assign, transfer and deliver to Purchaser, all of Seller's right, title and interest in and to all of the assets of Ticker, including without limitation, the following assets (the "Transferred Assets"), subject to the exclusions set forth in Section 1.2 and Section 1.3:

                  (a) copies of all past issues of Ticker, in print and, where available, in electronic format, and all work-in-process related to the next issue of Ticker to be published (including without limitation electronic files of text and graphics, and any pages of such issue that may have been printed);

                  (b) the rights of Seller under all open purchase and sale orders, subscriptions, contracts, agreements, understandings, leases and licenses to the extent related specifically to Ticker, including without limitation those listed or described on Schedule 1.1 (collectively, the "Assigned Agreements");

                  (c) Intellectual Property (as such term is defined in Section 3.11) owned by Seller relating specifically to Ticker, including without limitation the internet domain names listed on Schedule 3.11(a), and any rights or licenses held thereby with respect to such Intellectual Property owned by others;

                  (d) all prepaid expenses and deposits to the extent related specifically to Ticker;

                  (e) all existing past and current advertiser, customer, circulation, subscription, promotional and mailing lists, materials and records, manuscripts, editorial, art work and photographic material, marketing studies and reports, media kits, telephone numbers, and copies of all books and records to the extent specifically related to Ticker, the Transferred Assets and the obligations and liabilities of Seller assumed by Purchaser hereunder (including all customer files, supplier records and records relating to accounts payable), but in any event excluding the tax and accounting books of Seller;

                  (f) the goodwill associated with Ticker; and

                  (g) the computer hardware and related equipment specifically related to Ticker;

all as the same exist on the Closing Date (as defined below).

                  1.2 Excluded Assets. Notwithstanding anything to the contrary herein, the Transferred Assets to be sold, conveyed, assigned, transferred and delivered hereunder shall not include:

                  (a) any cash, cash equivalents or accounts receivable of Seller;

                  (b) any assets or rights of Seller to the extent not exclusively related to Ticker; and

                  (c) any other excluded  assets listed on Schedule 1.2 attached
                                                           ------------
hereto.


                  1.3 Notwithstanding anything to the contrary herein, no contract or agreement which is by law not assignable without the consent of any party thereto shall be deemed assigned pursuant to this Agreement unless and until such consent is given.

                  1.4 The excluded  items referred to in Section 1.2 and Section
1.3 are sometimes collectively referred to herein as the "Excluded Assets."

                  2. Consideration.

                  2.1 Purchase Price; Adjustments.

                  (a) As consideration for the sale, conveyance, assignment, transfer and delivery of the Transferred Assets, contemplated by Section 1, Purchaser agrees to pay to Seller SIX MILLION U.S. DOLLARS ($6,000,000) (the "Purchase Price").

                  (b) At the Closing (as defined below), Purchaser shall pay to Seller (i) the Purchase Price plus (or minus) (ii) the Current Asset Adjustment (as defined below). For purposes of this Agreement, the "Current Asset Adjustment" shall mean the difference between (x) the prepaid expenses and deposits to the extent specifically related to Ticker (for avoidance of doubt, this amount excludes cash, cash equivalents and account receivables), minus (y) the current liabilities of Ticker (excluding any deferred subscription liability and deferred advertising revenues and liabilities for taxes), all as determined in accordance with generally accepted accounting principles consistently applied ("GAAP"). The Current Asset Adjustment shall be reasonably estimated by Seller and reasonably approved by Purchaser approximately three days prior to the Closing and set forth on a schedule (the "Closing Current Asset Schedule"). The estimated Current Asset Adjustment shall be subject to adjustment in accordance with Section 2.3.3.

                  2.2 Liabilities Assumed. As additional consideration for the sale, conveyance, assignment, transfer and delivery of the Transferred Assets, Purchaser hereby assumes and agrees to pay, perform and discharge the following liabilities of Seller (the "Assumed Liabilities"), as and when due, and shall hold Seller harmless therefrom:

                  (a) current liabilities (other than Excluded Liabilities) reflected on the Interim Balance Sheet (as defined in Section 3.7(b)) or incurred by Seller, in the ordinary course of business, following the date thereof through the Closing Date, to the extent specifically related to Ticker;

                  (b) payroll liabilities to employees of Seller and consulting fees for services rendered on or after the Effective Date and prior to the Closing Date, to the extent specifically related to Ticker; and

                  (c) Seller's obligations to be performed after the Closing Date under the Assigned Agreements and Prepaid Advertising Agreements (as defined on Schedule 1.1) and under all subscriptions for Ticker.

In no event shall Purchaser assume or be deemed to have assumed any other debts, obligations, liabilities or commitments of Seller ("Excluded Liabilities"), including, without limitation, any:

                  (i) liability for any federal, state or local taxes of Seller;

                  (ii)   liability   which   constitutes  a  breach  of,  or  is
inconsistent with, the representations, warranties and agreements of Seller set forth in this Agreement;

                  (iii) liability of Seller for any expenses incurred in negotiating, preparing or consummating the transactions contemplated by this Agreement; or

                  (iv) other liability of Seller not expressly assumed by Purchaser pursuant to this Section 2.2.

                  2.3 Closing; Deliveries. The consummation of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Graubard Mollen & Miller, counsel for Seller, at 10:00 am New York City time on September 28, 2000 or such other date as may be mutually agreed upon in writing by the parties hereto (the "Closing Date"). The following instruments, agreements and other documents shall be executed and delivered at the Closing and all such documents shall be deemed delivered simultaneously and all transactions contemplated thereby shall be deemed to take place simultaneously, and no such document shall be deemed delivered until all such transactions are completed and all such documents are delivered except for the execution and delivery of this Agreement:

                  2.3.1 The following deliveries will be made by Purchaser to Seller at the Closing:

                  (a) by wire transfer of good funds of, the Purchase Price, together with (or net of, as the case may be) the Current Asset Adjustment, to the following account: FLEET NATIONAL BANK, ABA ROUTING NO. 011500010, CREDIT
TO: FLEET INVESTMENT MANAGEMENT # 0501 246 729, FURTHER CREDIT: INDIVIDUAL INVESTOR GROUP, INC., ACCOUNT NO. 0000356755;

                  (b) an instrument of assignment and assumption dated the Closing Date substantially in the form of Exhibit A hereto (the "Assumption Agreement"), duly executed by Purchaser;

                  (c) the certificate of an officer of Purchaser referred to in Sections 6.2(a) and 6.2(b).

                  (d) (i) a recently dated Certificate of the Secretary of State of the State of Florida attaching and certifying as true and correct a copy of the Certificate of Incorporation, as amended, of Purchaser; (ii) a recently dated Certificate of the Secretary of State of the State of Florida evidencing the good standing of Purchaser under the laws of such jurisdiction; and (iii) a recently dated Certificate of the Secretary of Purchaser attaching and certifying as true and correct copies of (A) Purchaser's By-laws, as amended and
(B) resolutions adopted by Purchaser's Board of Directors authorizing the execution and delivery of, and performance of Purchaser's obligations under, this Agreement and the other agreements and instruments to be executed and delivered in accordance with this Agreement (the "Additional Agreements");

                  (e) an opinion of Kilpatrick Stockton LLP, counsel for Purchaser, dated the Closing Date substantially to the effect set forth in Exhibit B hereto; and ---------

                  (f) such other certificates and documents as may be reasonably requested by Seller or its counsel.

                  2.3.2 The following deliveries will be made by Seller to Purchaser at the Closing:

                  (a) the estimated Closing Current Asset Schedule;

                  (b) the Assumption Agreement and a bill of sale and power of attorney dated the Closing Date substantially in the form of Exhibit C hereto (the "Bill of Sale"), duly executed by Seller;

                  (c) the certificate of an officer of Seller referred to in Sections 6.1(a) and 6.1(b);

                  (d) (i) a recently dated Certificate of the Secretary of State of the State of Delaware attaching and certifying as true and correct a copy of the Restated Certificate of Incorporation, as amended, of Seller; (ii) a recently dated Certificate of the Secretary of State of the State of Delaware evidencing the good standing of Seller under the laws of such jurisdiction; and
(iii) a recently dated Certificate of the Secretary of Seller attaching and certifying as true and correct copies of (A) Seller's By-laws and (B) resolutions adopted by Seller's Board of Directors authorizing the execution and delivery of, and performance of Seller's obligations under, this Agreement and the Additional Agreements; and

                  (e) an opinion of Graubard Mollen & Miller, counsel for Seller, dated the Closing Date substantially to the effect set forth in Exhibit D hereto.

                  2.3.3    Post-Closing Adjustment to Current Asset Adjustment.

                  (a) Not more than one hundred and twenty (120) calendar days after the Closing Date, Purchaser shall furnish to Seller a draft of the final Current Asset Schedule, with appropriate back-up, prepared in accordance with GAAP. Seller shall, within thirty (30) calendar days thereafter, give Purchaser written notice (the "Current Asset Schedule Notice") setting forth any issues that Seller may have relating to such schedule and the calculation of the Current Asset Adjustment as reflected thereon, and the parties shall resolve any outstanding issues not later than fifteen (15) calendar days after Seller gives the Current Asset Schedule Notice. If Purchaser and Seller fail to reach agreement as to the final Current Asset Adjustment within such fifteen (15) calendar day period, either Seller or Purchaser or both of them jointly may submit the dispute to a partner in the New York office of PriceWaterhouse Coopers LLP (the "Auditor") for resolution. The Auditor shall provide Purchaser and Seller with the opportunity to present their respective positions with respect to the dispute and the Auditor shall notify Purchaser and Seller in writing of its determination within sixty (60) calendar days after Seller gave the Current Asset Schedule Notice. The determination of the Auditor shall be conclusive and binding on Purchaser and Seller, and shall be made on the basis of GAAP consistently applied. In making such determination, the Auditor shall be deemed to act as an expert and not as an arbitrator. The charges for the Auditor's services hereunder - which shall not exceed five thousand dollars ($5,000) - shall be borne by Purchaser and Seller in the proportions determined by the Auditor on the basis that each party shall bear the cost of the Auditor's services which relate to the amount of the disputed items that are resolved against it, which determination by the Auditor shall be binding on all parties hereto.

                  (b) Within ten (10) calendar days after the Auditor gives written notice of its determination, Seller or Purchaser, as applicable, shall make such payment to the other as may be necessary to adjust the amount delivered at Closing to equal the amount so determined.

                  2.3.4 Allocation of Purchase Price. Promptly following the Closing Date, the parties shall, in consultation with each other, prepare an Allocation Schedule allocating the consideration paid by Purchaser to Seller for the Transferred Assets and each party shall timely file Internal Revenue Service Form 8594 consistent with such Allocation Schedule.

                  3. Representations and Warranties of Seller.

                  Seller represents and warrants to Purchaser, as of the date hereof and as of the Closing Date, as follows:

                  3.1   Due   Incorporation   and   Qualification   of   Seller;
Investments.

                  (a)  Seller  is  a  corporation  duly  incorporated,   validly
existing and in good standing under the laws of Delaware. Seller is duly qualified and in good standing as a foreign corporation in each jurisdiction in which ownership or leasing of its properties or the character of its operations requires such qualification, except where the failure to qualify would not have a material adverse effect on the business, financial condition or results of operations of Ticker or on the Transferred Assets considered as a whole (such a material adverse effect with respect to Ticker or the Transferred Assets being hereinafter referred to as a "Material Adverse Effect"). Seller has full corporate power and authority to own, lease and operate its properties and to carry on its business in the places and in the manner currently conducted.

                  (b) None of the Transferred Assets includes any capital stock or other equity or ownership or proprietary interest in any corporation, association, trust, partnership, joint venture or other person.

                  3.2 Authority; Due Authorization; Valid Obligation.

                  (a) Seller has all requisite corporate power and authority to execute and deliver this Agreement and the Additional Agreements and to consummate the transactions contemplated hereby and thereby. Seller has taken all corporate action necessary for the execution and delivery by it of this Agreement and the Additional Agreements and for the consummation of the transactions contemplated hereby and thereby.

                  (b) This Agreement and the Additional Agreements constitute the valid and binding obligations of Seller and are enforceable against Seller in accordance with their respective terms, except as may be limited by principles of equity or by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally.

                  3.3 No Conflicts or Defaults. The execution and delivery by Seller of this Agreement and the Additional Agreements and the consummation of the transactions contemplated hereby and thereby do not (a) contravene Seller's Certificate of Incorporation or By-laws or (b) with or without the giving of notice or the passage of time, or both, violate or conflict with, or result in a breach of, or a default or loss of rights under, any material agreement, mortgage, indenture, lease, instrument, permit or license to which Seller is a party or by which Seller or any of the Transferred Assets are bound, or any judgment, order, decree, law, rule or regulation to which Seller or any of the Transferred Assets are subject, except any such violation, conflict, breach, default or loss of rights as would not have a Material Adverse Effect.

                  3.4 Authorizations. Except as set forth in Schedule 3.4, no authorization, approval, order, license, permit or consent of, or filing or registration with, any court or governmental authority, or consent of any other party, is required in connection with the execution, delivery and performance by Seller of this Agreement or the Additional Agreements.

                  3.5 Transferred Assets. Seller has, and will deliver to Purchaser at the Closing, good and marketable title to the Transferred Assets, free and clear of all encumbrances, liens, charges or other restrictions of any kind or character (collectively, "Liens"), except for (a) Liens for current taxes, assessments or governmental charges or levies on property not yet due and delinquent or if Seller shall currently be contesting the validity thereof in good faith; (b) Liens consisting of (i) pledges or deposits to secure obligations of Seller under workmen's compensation or other similar laws; (ii) pledges or deposits to secure performance in connection with bids, tenders, contracts or leases entered into in the ordinary course of business to which Seller is a party; (iii) deposits to secure public or statutory obligations of Seller; (iv) property acquired in the ordinary course of business subject to leases or purchase money security interests; or (v) mechanics', carriers', workmen's, repairmen's or other like Liens arising or incurred in the ordinary course of business or deposits to obtain the release of such Liens; (c) Liens arising pursuant to any Assigned Agreements; (d) such Liens, easements and imperfections of title, if any, as will not materially interfere with the operation of Ticker by Purchaser; and (e) as of the Closing Date, any liens incurred by Purchaser. The equipment, furniture, fixtures and leasehold improvements included in the Transferred Assets are generally in good operating condition and a good state of maintenance and repair, reasonable wear and tear excepted, and are suitable for use in the operation of Ticker as currently conducted.

                  3.6 Litigation. Except as set forth on Schedule 3.6, there is no claim, action, suit, proceeding, investigation or criminal proceeding, at law or in equity, before any national, state or provincial, local or other governmental authority, court, arbitration tribunal or other forum (collectively, "Proceedings") relating specifically to Ticker or the Transferred Assets or to the transactions contemplated by this Agreement or the Additional Agreements pending against Seller, nor has Seller received notice of any threatened such Proceedings.

                  3.7      Financials.

                  (a) The unaudited pro forma income statements of Ticker as of and for the years ended December 31, 1996 through 1999, and for the period January 1 through July 31, 2000 (the "Financial Statements"), previously delivered to Purchaser were prepared in accordance with GAAP applied on a consistent basis by Seller, are reconcilable to the books and records of Seller and present fairly the results of operations of Ticker for the periods then ended, except for the omission of (i) general and administrative expenses, (ii) depreciation and amortization expenses, (iii) footnote information and (iv) year-end audit adjustments which are not, singly or in the aggregate, expected by Seller to be material.

                  (b) As of August 31, 2000 (the "Interim Balance Sheet Date"), with respect to Ticker, Seller had no material liabilities or obligations of a nature required by GAAP to be reflected on a balance sheet ("Liabilities"), except as set forth or reflected on the unaudited pro forma balance sheet of Seller as of the Interim Balance Sheet Date, included in the Financial Statements (the "Interim Balance Sheet"), or as disclosed in this Agreement or a Schedule to this Agreement. Since the Interim Balance Sheet Date, with respect to Ticker, Seller has not incurred any Liabilities other than in the ordinary course of business, or any Liabilities which, individually or in the aggregate, have had or are likely to have a Material Adverse Effect. All such Liabilities incurred since the Interim Balance Sheet Date are fully reflected or reserved on the books and records of Seller.

                  (c) Except as reflected on Schedule 3.7(c), Seller has not billed in advance, nor has it been paid in advance by, any advertiser with respect to advertising contemplated for inclusion in any issue of Ticker.

                  3.8 Locations; Leases. Set forth on Schedule 3.8 is an accurate and complete list of all locations maintained by Seller in connection with Ticker including, without limitation, office, warehouse and home office locations (each, a "Location") and the leases for each of the Locations other than 125 Broad Street, 14th Floor, New York, New York 10004 (the "Location Leases"). The Transferred Assets do not include any fee interest in any real property, in whole or in part.

                  3.9 Agreements.

                  3.9.1 Schedule 3.9.1 contains an accurate and complete list (broken down by category) as of the dates set forth thereon of all of the following types of agreements, contracts or commitments (collectively, the "Material Agreements") which directly relate to the Transferred Assets or the operation of Ticker and under which Seller has material unperformed obligations or rights as of the date hereof, including without limitation, any:

                  (a) material agreement or contract not made in the ordinary course of business;

                  (b) employment agreement, employment contract, consulting agreement or independent sales representative agreement that is not terminable at will by Seller;

                  (c) covenant not to compete;

                  (d) agreement or contract between Seller and any officer, director or employee (other than employment agreements covered by clause (b) above);

                  (e) (i) lease or similar agreement under which (A) Seller is lessee of, or holds or uses, any machinery, equipment, vehicle or other tangible personal property owned by a third party or (B) Seller is a lessor or sublessor of, or makes available for use by any third party, any tangible personal property owned or leased by Seller, or (ii) continuing contract for the future purchase of materials, printing or other services, supplies or equipment in any such case which has an aggregate future liability in excess of ten thousand dollars ($10,000) and which is not terminable by Seller for a cost of less than ten thousand dollars ($10,000);

                  (f) material license or other agreement relating in whole or in part to trademarks, trade names, service marks or copyrights used in Ticker (including, without limitation, any license or other agreement under which Seller has the right to use any of the same owned or held by a third party);

                  (g) agreement or contract under which Seller has borrowed or loaned any money or issued any note, bond, indenture or other evidence of indebtedness or directly or indirectly guaranteed indebtedness, liabilities or obligations of others for the benefit of Seller (other than endorsements for the purpose of collection in the ordinary course of business);

                  (h) mortgage, pledge, security agreement, deed of trust or other document granting a Lien (including liens upon properties acquired under conditional sales, capital leases or other title retention or security devices) on any of the Transferred Assets; and

                  (i) other agreement, contract, lease, license, commitment or instrument to which Seller is a party or by or to which it or any of its assets or business is bound or subject which has an aggregate future liability in excess of ten thousand dollars ($10,000) and is not terminable by Seller for a cost of less than ten thousand dollars ($10,000).

                  3.9.2 Each of the Assigned Agreements is legal, valid, binding and enforceable against the parties thereto in accordance with its terms in all material aspects, except as may be limited by principles of equity or by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally, and is in full force and effect on the date hereof, and except that enforceability of non-competition agreements and indemnification are subject to the discretion of a court of competent jurisdiction and principles of public policy. Seller has performed in all material respects all obligations required to be performed by it to date under, and is not in default in any material respect in respect of, the Assigned Agreements, and no event has occurred which, with due notice or lapse of time or both, would constitute a default in any material respect of the Assigned Agreements. Except as set forth on Schedule 3.9.2, to Seller's knowledge, no other party to any Assigned Agreement is in default in respect thereof in any material respect, and no event has occurred which, with due notice or lapse of time or both, would constitute a default in any material respect of the Assigned Agreements. Seller has made available to Purchaser or its representatives true and complete originals or copies of all written Assigned Agreements, other than purchase orders and the like.

                  3.9.3 Seller is not a party to any union or collective bargaining contracts with respect to any employees of Seller and there has not been, nor has Seller received written notice threatening, any representational or organizational activity, strike, slowdown, picketing or work stoppage by any union or other group of employees against Seller.

                  3.10 Permits; Compliance with Law. Set forth on Schedule 3.10 hereto is a list of permits, certificates, licenses, approvals and other authorizations of governmental and tribal authorities (collectively, "Permits") obtained by Seller and/or its employees relating to Ticker. To Seller's knowledge, Seller is in compliance in all material respects with the terms of each of such Permits. Seller has not received notice of any claim arising out of the failure to obtain any Permit. To Seller's knowledge, Ticker has not been, and is not being, conducted in violation of any law, ordinance, rule or regulation, except for violations that, individually or in the aggregate, do not, and are not likely to, have a Material Adverse Effect.

                  3.11 Intellectual Property; Computer Software. (a) Set forth in Schedule 3.11(a) is a list of all patents, trademark and trade name registrations and copyright registrations, including any applications therefor or continuations or reissues thereof, owned or used by Seller exclusively in Ticker (collectively, "Intellectual Property"). Except as set forth in Schedule 3.11(a), none of the products or services sold or otherwise furnished by Seller related to Ticker infringes any patent, trademark, trade name, trade secret or other proprietary right of any third party. Seller owns or has the unrestricted right to use all Intellectual Property required by or used in Ticker. Seller has not received notice of any claims that it or its Intellectual Property has infringed the rights of others, and Seller is not aware of any infringement of Seller's Intellectual Property by others.

                  (b) Set forth in Schedule  3.11(b) is a list of the  principal
                                   ----------------
software packages utilized by Seller in connection with Ticker.

                  3.12 Insurance. Set forth on Schedule 3.12 hereto is a complete list of insurance policies which Seller maintains relating to the Transferred Assets or to Ticker. Such policies are in full force and effect and Seller has received no notice of cancellation relating to any such policies.

                  3.13 Environmental. Seller has obtained all Permits it is required by applicable law relating to pollution or protection of the environment to obtain in connection with Ticker. Seller is in compliance with all terms and conditions of such Permits and has complied with all other provisions of such laws except such failures of compliance as would not, singly or in the aggregate, have a Material Adverse Effect. To the knowledge of Seller, there are no conditions, circumstances, activities, practices, incidents, actions or plans which would be reasonably likely to interfere with or prevent compliance or continued compliance with any such laws, or which may give rise to common law or other legal liability on the part of Seller in connection with Ticker for pollution or abatement thereof, including, without limitation, liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar territorial or local laws except such failures of compliance as would not, singly or in the aggregate, have a Material Adverse Effect.

                  3.14 Ordinary Course; No Material Adverse Effect. Since the Interim Balance Sheet Date, Seller has operated Ticker and maintained the assets of Ticker substantially in the same manner as previously operated or maintained and solely in the ordinary course and, since such date, (a) there has not been any material adverse change in the business, financial condition or results of operations of Ticker or the Transferred Assets, considered as a whole, and (b) Seller has not sold, encumbered or committed to sell or encumber any of the material assets or properties of Ticker, other than the sale of inventory in the ordinary course of business and the pledge of its accounts receivable. Since the Interim Balance Sheet Date, Seller has:

                  (i) carried on Ticker in the regular course and substantially in the same manner as heretofore carried on by it;

                  (ii) satisfied in all material respects, obligations under all material agreements and commitments related to Ticker; and

(iii) maintained its books of account and records for Ticker in the usual, regular and ordinary manner in accordance with GAAP applied on a consistent basis.

                  3.15 Disclosure. This Agreement and the Additional Agreements, together with any Schedule or certificate required to be delivered under this Agreement which has been supplied by or on behalf of Seller in connection with the transactions contemplated hereby and thereby, as of their respective dates, as supplemented by information more recently furnished by Seller in writing and taken as a whole, do not contain an untrue statement of a material fact, or omit any statement of a material fact required to be stated or necessary in order to make the statements contained herein or therein not misleading. Seller makes no representation or warranty with respect to any information contained in the Confidential Memorandum, dated June 2000, prepared by the Jordan Edmiston Group, Inc. regarding Ticker, except the Seller represents that the financial projections and estimates included in such document represent estimates prepared in good faith by management of Seller in consultation with its financial advisors, based upon and subject to the assumptions and qualifications accompanying such projections and/or estimates.

                  3.16 Employee Relations. Seller is not a party to any collective bargaining agreement or other contract or agreement with any labor organization or other representative of any of the employees of Seller. To the knowledge of Seller, there have been no labor organization activities involving any of the employees of Seller during the last five years. All persons who perform services exclusively for Ticker are terminable at will. Seller has no knowledge of any pending or threatened material claims by any of Seller's employees in connection with any such employee's employment by Seller and Seller has no reason to believe there will be any material adverse change in its relations with the Transferred Employees (as that term is defined in Section 5.5 of this Agreement) as a result of any announcement or the consummation of the transactions contemplated by this Agreement.

                  3.17 Taxes. The Seller has filed or caused to be filed, within the times and manners prescribed by law, all federal, state, local and foreign tax returns, elections and tax reports which are required to be filed by, or with respect to, the Seller. True and complete copies of all such returns, including for 1999, have been made available to Purchaser. Such returns and reports reflect accurately all liability for taxes of the Seller for the periods covered thereby. All federal, state, local and foreign income, profits, franchise, sales, use, occupancy, excise and other taxes and assessments (including interest and penalties) payable by or due from the Seller have been fully paid or adequately disclosed and fully provided for in the books and financial statements of the Seller. No examination of any tax return of the Seller is currently in progress and no basis for any assessment exists. There are not outstanding agreements or waivers extending the statutory period of limitation applicable to any tax return of the Seller.

                  3.18 Employee Benefit Plans. (a) Set forth in Schedule 3.18 is an accurate and complete list of all employee benefit plans of any variety whatsoever (the "Employee Benefit Plans"), including without limitation any within the meaning of Section 3(3) of ERISA (whether or not any such Employee Benefit Plans are otherwise exempt from the provisions of ERISA), established, maintained or contributed to by or with respect to the Seller at any time.

                  (b) To the knowledge of Seller, each Employee Benefit Plan has been administered in all material respects in accordance with its terms. All of the Employee Benefit Plans that are intended to be qualified under Section 401(a) of the Code have received determination letters from the Internal Revenue Service to the effect that such Employee Benefit Plans are qualified; the Employee Benefit Plans and the trusts related thereto are exempt from federal income taxes; no such determination letter has been revoked and revocation has not been threatened; and no such Employee Benefit Plan has been amended since the date of its most recent determination letter or application therefore in any respect that would adversely affect its qualification or increase its cost. No Employee Benefit Plans have been terminated; there have not been any "reportable events" (as defined in Section 4043 of ERISA and the regulations thereunder) with respect thereto; and no Employee Benefit Plan has an "accumulated funding deficiency" within the meaning of Section 412(a) of the Code or any unfunded liability of any kind.

                  4. Representations and Warranties of Purchaser. Purchaser represents and warrants to Seller, as of the date hereof and as of the Closing Date, as follows:

                  4.1 Due Organization and Qualification. Purchaser is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Florida, with full corporate power and authority to own, lease and operate its properties and to carry on its business in the places and in the manner currently conducted.

                  4.2 Authority; Due Authorization; Valid Obligation.

                  (a) Purchaser has all requisite corporate power and authority to execute and deliver this Agreement and the Additional Agreements and to consummate the transactions contemplated hereby and thereby. Purchaser has taken all corporate action necessary for the execution and delivery by it of this Agreement and the Additional Agreements and for the consummation of the transactions contemplated hereby and thereby.

                  (b) This Agreement and the Additional Agreements constitute the valid and binding obligations of Purchaser and are enforceable against Purchaser in accordance with their respective terms, except as may be limited by principles of equity or by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally.

                  4.3 No Conflicts or Defaults. The execution and delivery by Purchaser of this Agreement and the Additional Agreements and the consummation of the transactions contemplated hereby and thereby do not (a) contravene Purchaser's Certificate of Incorporation or By- Laws or (b) with or without the giving of notice or the passage of time, or both, violate or conflict with, or result in a breach of, or a default or loss of rights under, any material agreement, mortgage, indenture, lease, instrument, permit or license to which Purchaser is a party or by which it or any material portion of its assets is bound, or any judgment, order, decree, law, rule or regulation to which it or any material portion of its assets is subject.

                  4.4 Authorizations. Except as set forth in Schedule 4.4, no authorization, approval, order, license, permit or consent of, or filing or registration with, any court or governmental authority, or consent of any other party, is required in connection with the execution, delivery and performance by Purchaser of this Agreement or the Additional Agreements.

                  4.5 Litigation. There are no Proceedings pending against Purchaser, and Purchaser has not received notice of any threatened Proceedings, which, if adversely determined, would, singly or in the aggregate, materially adversely affect the business, financial condition or results of operations of Purchaser or the consummation of the transactions contemplated by this Agreement or the Additional Agreements, or which challenge the validity or propriety of the transactions contemplated by this Agreement or the Additional Agreements.

                  4.6 Disclosure. To the knowledge of Purchaser, this Agreement and the Additional Agreements, together with any Schedule, certificate, document or statement in writing which has been supplied by or on behalf of Purchaser in connection with the transactions contemplated hereby and thereby, as of their respective dates, and taken as a whole, do not contain an untrue statement of a material fact, or omit any statement of a material fact required to be stated or necessary in order to make the statements contained herein or therein not misleading.

                  5. Other Agreements.

                  5.1 Operation of Ticker Prior to the Closing.

                  (a) Following the execution of this Agreement and prior to the Closing Date, Seller shall operate Ticker according to its ordinary and usual course of business as presently conducted and will use its reasonable efforts to preserve Ticker and the goodwill of its employees, suppliers and customers generally and to retain its relationships with such parties generally. During such period, unless otherwise consented to in writing by Purchaser, Seller shall maintain the Transferred Assets in good repair, order and condition, reasonable wear and use and damage by casualty and force majeure excepted. Seller shall maintain such casualty, liability, fidelity and business interruption insurance and such performance and surety bonds as are currently in effect in respect of the Transferred Assets and Ticker until the Closing Date.

                  5.2 Further Information. Following the execution of this Agreement and prior to the Closing Date, Seller shall cause its officers, employees and representatives to furnish such financial, operating and other data and information relevant to the transactions contemplated hereby as Purchaser shall from time to time reasonably request. Any information obtained in the course of such investigation shall be subject to the confidentiality agreements entered into or to be entered into between Seller and Purchaser.

                  5.3 Consents, Waivers and Filings. Upon the terms and subject to the conditions set forth in this Agreement, Purchaser and Seller shall use their respective reasonable best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, and to assist and cooperate with the other parties in doing, all things, reasonably necessary or desirable to consummate in an expeditious manner the transactions contemplated by this Agreement. Without limiting the foregoing, the parties shall cooperate to obtain from all relevant third parties and governmental authorities, all consents and waivers to, and permits, authorizations and licenses for, the transactions contemplated by this Agreement that may be required under any agreement, lease, financing arrangement, license, Permit or other instrument or under any applicable law, rule or regulation, and to attempt to remove or vacate any legal prohibition or impediment to the consummation of the transactions contemplated hereby.

                  5.4 Transition. Purchaser has obtained or will obtain its own insurance coverage with respect to Ticker and the Transferred Assets, effective as of the Closing Date, and Seller may terminate its insurance effective as of the close of business on such date.

                  5.5      Employees.

                  (a) Purchaser intends to offer or confirm (as the case may be) employment or consulting arrangements, as of the Closing Date, to those employees and consultants of Seller providing services to the Business and identified on Schedule 5.5(a) hereto (such of the employees of Seller who accept employment with Purchaser following the Closing Date being referred to as the "Transferred Employees"). Commencing as of such date, and subject to Section 5.5(b), Purchaser shall offer such Transferred Employees such medical and other benefits as are offered to similarly situated employees under Purchaser's benefit plans, with credit given for past service with Seller. Nothing in this
Section 5.5 shall be construed as requiring Purchaser to employ the Transferred Employees for any specified period of time after the Closing Date. Moreover, nothing in this Agreement shall establish any of the terms or conditions of any Transferred Employee's subsequent employment by Purchaser (without limiting the foregoing, nothing in this Agreement shall be deemed to constitute any Transferred Employee's subsequent employment by Purchaser as being on any other basis than "at will").

                  (b) Seller shall pay the Transferred Employees for accrued vacation and (if applicable) sick days as of the Closing Date. The Transferred Employees will be fully vested under Seller's 401(k) plan at the time of the termination of their employment with Seller. Seller will provide Purchaser with such reasonable assistance as Purchaser may request in connection with the transfer of any Transferred Employee's benefits under Seller's 401(k) plan to any similar plan that may be maintained by Purchaser.

                  6. Closing Conditions.

                  6.1 Conditions to the Obligations of Purchaser. All obligations of Purchaser with respect to the Closing and consummation of the transactions contemplated hereby are subject to the receipt by it of the items set forth in Section 2.3.2, and to the satisfaction, on or prior to the Closing Date, of each of the following conditions, any one or more of which may be waived by Purchaser:

                  (a) All representations and warranties of Seller set forth herein shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date, with the same effect as if made at and as of the Closing Date, and Purchaser shall have received a certificate signed by an authorized officer of Seller to such effect;

                  (b) Seller shall have complied in all material respects with its covenants and agreements set forth in this Agreement, except as to those covenants and agreements to be performed or observed after the Closing Date, and Purchaser shall have received a certificate signed by an authorized officer of Seller to such effect;

                  (c) The third-party consents listed on Schedule 6.1 shall have
                                                         ------------
been obtained;  and

                  (d) No order, injunction or decree shall have been issued and be continuing before a court and no action, suit or proceeding by any governmental authority shall have been instituted or threatened which questions or attacks the validity or legality of the transactions contemplated hereby in any material fashion or seeks to restrain or prevent the consummation of the acquisition of the Transferred Assets pursuant to this Agreement or the other transactions contemplated hereby.

                  6.2 Conditions to the Obligations of Seller. All obligations of Seller with respect to the Closing and consummation of the transactions contemplated hereby are subject to receipt by it of the items set forth in
Section 2.3.1 and to the satisfaction, on or prior to the Closing Date, of each of the following conditions, any one or more of which may be waived by Seller:

                  (a) All representations and warranties of Purchaser set forth herein shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date, with the same effect as if made at and as of the Closing Date, and Seller shall have received a certificate signed by an authorized officer of Purchaser, to such effect;

(c) Purchaser shall have complied in all material respects with its covenants and agreements set forth in this Agreement, except as to those covenants and agreements to be performed or observed after the Closing Date, and Seller shall have received a certificate signed by an authorized officer of Purchaser to such effect;

                  (c) The third-party consents listed on Schedule 6.2 shall have
                                                         ------------
been obtained;

and

                  (d) No order, injunction or decree shall have been issued and be continuing before a court and no action, suit, or proceeding by any governmental authority shall have been instituted or threatened which questions or attacks the validity or legality of the transactions contemplated hereby in any material fashion or seeks to restrain or prevent the consummation of the acquisition of the Transferred Assets pursuant to this Agreement or the other transactions contemplated hereby.

                  7. Confidentiality

                  7.1 Confidentiality. (a) Seller acknowledges that, as a result of the past involvement of Seller and its principals, employees and agents ("Related Persons") with Ticker, Seller and its Related Persons have become informed of, and have had access to, confidential information of Ticker including, without limitation, subscriber, advertiser, marketing and financial information (collectively, "Ticker Information"). Seller shall not, and shall take reasonable measures to cause the Related Persons employed by Seller following the Closing Date not to, at any time use or reveal, report, publish, transfer or otherwise disclose to any person, corporation or other entity any of the Ticker Information, without the prior written consent of Purchaser, except that following the Closing, Seller and its Related Persons shall be entitled to use and disclose Ticker Information which legally and legitimately is or becomes of general public or industry knowledge from authorized sources other than Seller or any of its Related Persons or which Seller is required to include in any periodic or other report filed with the Securities and Exchange Commission (provided that Seller will make reasonable efforts to coordinate with Purchaser the filing of requests for confidential treatment of portions of any such report) or which is independently developed by Seller (as evidenced by contemporaneous written documents) without reference to the Ticker Information.

                  (b) Purchaser acknowledges that, as a result of the past involvement of Seller's Related Persons with Seller's businesses other than Ticker, such Related Persons have become informed of, and have had access to, confidential information of Seller other than Ticker including, without limitation, subscriber, advertiser, marketing and financial information (collectively, "Non-Ticker Information"). Purchaser shall not, and shall take reasonable measures to cause the Related Persons employed by Purchaser following the Closing Date not to, at any time use or reveal, report, publish, transfer or otherwise disclose to any person, corporation or other entity any of the Non-Ticker Information, without the prior written consent of Seller, except that following the Closing, Purchaser and the Related Persons employed by Purchaser following the Closing Date shall be entitled to use and disclose Non-Ticker Information which legally and legitimately is or becomes of general public or industry knowledge from authorized sources other than Purchaser or any of the Related Persons employed by Purchaser following the Closing Date or which Purchaser is required to include in any periodic or other report filed with the Securities and Exchange Commission (provided that Purchaser will make reasonable efforts to coordinate with Seller the filing of requests for confidential treatment of portions of any such report)or which is independently developed by Purchaser (as evidenced by contemporaneous written documents) without reference to the Non-Ticker Information.

                  (c) Nothing contained in this Section 7.1 or otherwise shall limit or prohibit any party from making disclosure of Ticker Information or Non-Ticker Information to the extent required by law, rule or regulation, provided, however that the disclosing party shall provide notice to the other party as to the nature of the required disclosure such as to provide the other party the opportunity to challenge the need for such disclosure and shall cooperate with the other party in connection with such a challenge, as the other party reasonably may request, at the other party's expense.

                  7.2 Equitable Relief. Because Purchaser with respect to the Ticker Information and Seller with respect to the Non-Ticker Information (the respective party in such capacity the "Disclosing Party") may not have an adequate remedy at law to protect its businesses from the breach of any of the restrictions set forth in Section 7.1 or to protect its respective interests in its trade secrets, privileged, proprietary or confidential information and similar commercial assets, the Disclosing Party shall be entitled to injunctive relief, in addition to such other remedies and relief that would, in the event of a breach of the provisions of Section 7.1 , be available to it, the other party hereby waives any requirement that the Disclosing Party prove the inadequacy of any remedy at law, or to post any bond or other form of security, in connection with any action, suit or proceeding to the extent related to any breach or alleged breach of the restrictions set forth in Section 7.1.

                  8. Acts and Instruments of Transfer; Correspondence.

                  8.1 Acts and Instruments. Whenever reasonably requested to do so by either party, on or after the Closing Date, the other party and its officers shall do, execute, acknowledge and deliver all such acts, bills of sale, assignments, confirmations, consents, other instruments of assignment, transfer and conveyance, and any and all such further instruments and documents, in form reasonably satisfactory to the requesting party and its counsel, as shall be reasonably necessary or advisable to carry out the intent of this Agreement and to vest in Purchaser all the right, title and interest of Seller in and to the Transferred Assets and the assumption by Purchaser of the Assumed Liabilities.

                  8.2 Correspondence. (a) Seller hereby authorizes Purchaser, on and after the Closing Date, to receive and open correspondence addressed to Seller but delivered to Purchaser's address and to deal with the contents thereof in a responsible manner, to the extent that such correspondence relates to the Transferred Assets or Ticker, but Purchaser shall promptly deliver to Seller all correspondence related to Seller's business (measured as of the Effective Date) other than Ticker which is delivered to and received by Purchaser (which correspondence shall be deemed Non-Ticker Information).

                  (b) On and after the Closing Date, Seller shall promptly deliver to Purchaser all other correspondence addressed to and received by Seller to the extent it relates to Ticker (which correspondence shall be deemed Ticker Information).

                  (c) The addresses specified under Section 12.3 shall be the addresses to which mail shall be sent under this Section 8.2.

                  8.3 Records. Seller shall deliver to Purchaser its records directly relating to the Transferred Assets and Ticker (but may retain copies thereof), except that with respect to any records the originals of which Seller is required to keep for tax purposes, Seller may retain such originals and shall provide Purchaser with copies thereof. Seller shall have the right to examine, use and make excerpts from any books of account and other records and documents which are transferred to Purchaser pursuant to this Agreement for any purpose connected with or relating to any event occurring prior to the Closing Date.

                  9. Indemnification.

                  9.1  Seller's   Indemnification.   Seller   hereby  agrees  to
indemnify, defend and hold harmless Purchaser, its officers, directors, shareholders and each other person who controls Purchaser (without duplication), from and after the Closing Date, against and in respect of any loss, cost, damage, deficiency or expense (including any related loss, cost, damage, deficiency or expense arising pursuant to Section 9.3) (collectively, "Damages") arising from or related to: (i) Seller's breach or non-performance of any agreement, representation, warranty or undertaking contained in this Agreement or (ii) except to the extent that any such Damages are reflected on the Interim Balance Sheet and/or the Current Asset Adjustment, any lawsuit or any court, administrative or other proceeding now pending against Seller or hereafter initiated against Seller by third parties arising out of or relating to the operation of Ticker by Seller prior to and through the Closing Date.

                  9.2 Purchaser's Indemnification. Purchaser hereby agrees to indemnify, defend and hold harmless Seller, its officers, directors, shareholders and each other person who controls Seller (without duplication), from and after the Closing Date, against and in respect of any Damages arising from or related to: (i) Purchaser's breach or non-performance of any agreement, representation, warranty or undertaking contained in this Agreement, including, without limitation, the performance or non-performance of any Assigned Agreements following the Closing Date, or (ii) any lawsuit or any court, administrative or other proceeding initiated against Seller by third parties arising out of or relating to the operation of Ticker following the Closing Date.

                  9.3 Related Costs and Expenses. Each indemnifying party hereto shall, in addition to such indemnifying party's obligations under Section 9.1 or 9.2, as applicable, indemnify and hold harmless the indemnified party hereto from, against and in respect of any and all actions, suits, proceedings, demands, assessments, judgments, settlements, costs (including reasonable attorneys' fees and disbursements) and legal and other expenses of the indemnified party incident to any matter as to which the indemnified party is entitled to indemnification under such Sections, or incident to any allegations or claims which, if true, would give rise to Damages subject to indemnification thereunder, or incident to the enforcement by the indemnified party of this
Section 9.

                  9.4 Third Party Claims. If a claim by a third party is made against an indemnified party, and if the indemnified party intends to seek indemnity with respect thereto under this Section 9, such indemnified party shall promptly notify the indemnifying party of such claim in writing. The indemnifying party shall have thirty (30) calendar days after receipt of such notice to undertake, conduct and control, through counsel of its own choosing (subject to the consent of the indemnified party, such consent not to be unreasonably withheld or delayed) and at its expense, the settlement or defense therefor, and the indemnified party shall co-operate with the indemnifying party at the indemnifying party's expense as the indemnifying party reasonably may request in connection therewith; provided that: (i) the indemnifying party shall not thereby permit to exist any Lien upon any assets of any indemnified party;
(ii) the indemnifying party shall permit the indemnified party to participate in such settlement or defense through counsel chosen by the indemnified party, provided that the fees and expenses of such counsel shall be borne by the indemnified party unless both the indemnifying party and the indemnified party are named parties to the action and the defense of both parties by the same counsel would be inappropriate due to actual or potential conflict of interest, and provided further that such participation shall not affect the control of the matter by the indemnifying party; and (iii) the indemnifying party shall promptly reimburse the indemnified party for the full amount of any loss resulting from such claim and all related expense incurred by the indemnified party within the limits of this Section 9. If the indemnifying party does not notify the indemnified party within thirty (30) calendar days after receipt of the indemnified party's notice of a claim of indemnity hereunder that it elects to undertake the defense thereof, the indemnified party shall have the right to contest, settle or compromise the claim in the exercise of its exclusive discretion at the expense of the indemnifying party. So long as the indemnifying party is reasonably contesting any such claim in good faith, the indemnified party shall not pay or settle any such claim. Notwithstanding the foregoing, the indemnified party shall have the right to pay or settle any such claim if, in the reasonable judgment of the indemnifying party (consent to such payment or settlement not to be unreasonably denied or delayed) the payment or settlement of such claim will not adversely affect the indemnifying party, provided that in the event of such payment or settlement the indemnified party shall waive any right to indemnity therefor by the indemnifying party. The indemnified party shall join in a settlement of a third party claim proposed by the indemnifying party, provided that such settlement shall be at the expense of the indemnifying party, that such settlement shall achieve the release and discharge of the indemnified party by such third party and that such settlement shall not prejudice in any material respect the indemnified party's rights against such third party claimant or any other third party with respect to matters unrelated to the third party claim in issue.

                  9.5 Survival of Representations and Warranties, Limitations of Claims.

                  (a) The representations and warranties and indemnities set forth in this Agreement shall survive the Closing Date; provided, that the provisions of this Section 9 shall constitute the sole remedy of any party for breach of any representations or warranties in connection with the transactions contemplated by this Agreement.

                  (b) Any claim between the parties hereto (other than a claim for indemnification in respect of third party claims for unpaid taxes) predicated on a breach of warranty or representation contained in this Agreement shall survive the Closing Date but shall be barred after the second (2nd) anniversary of the Closing Date.

                  (c) Claims for indemnification in respect of third party claims, including third party claims for taxes, shall survive the Closing Date but shall be barred: (A) after the applicable statute of limitations, with respect to claims for unpaid taxes of any type and (B) after the second (2nd) anniversary of the Closing Date, with respect to any other third party claim.

                  (d) No payment shall be required to be made by Seller pursuant to Section 9.1 or by Purchaser pursuant to Section 9.2, except to the extent that the amount of Damages suffered by the indemnified parties under such respective Section in connection with such claim, together with all claims asserted therewith or previously asserted under this Section 9 by any of such indemnified parties, exceeds one hundred thousand dollars ($100,000) in the aggregate. For avoidance of doubt, to the extent such indemnifiable claims exceed one hundred thousand dollars ($100,000) in the aggregate, the indemnifying party's obligations shall apply with respect to the initial one hundred thousand dollars ($100,000) of such claims as well as to indemnifiable damages beyond such amount.

                  (e) THE WARRANTIES EXPRESSLY STATED IN THIS AGREEMENT ARE THE ONLY WARRANTIES THAT APPLY TO TICKER OR THE TRANSFERRED ASSETS AND THESE WARRANTIES ARE IN LIEU OF, AND SELLER EXPRESSLY DISCLAIMS, ANY AND ALL OTHER WARRANTIES EXPRESS OR IMPLIED, INCLUDING WITHOUT LIMITATION THE WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

                  (f) NOTWITHSTANDING ANYTHING IN THIS AGREEMENT TO THE CONTRARY, SELLER'S MAXIMUM LIABILITY TO ANY PERSON, CORPORATION OR OTHER ENTITY ARISING OUT OF OR RELATED TO THIS AGREEMENT, WHETHER SUCH LIABILITY ARISES FROM A CLAIM BASED IN TORT, CONTRACT (EXPRESS OR IMPLIED), WARRANTY, STATUTE OR OTHERWISE, SHALL IN NO EVENT EXCEED THE AMOUNTS ACTUALLY RECEIVED BY SELLER PURSUANT TO SECTION 2.1(b).

                  (g)EXCEPT AS MAY BE SET FORTH IN SECTION 9, NOTWITHSTANDING ANYTHING IN THIS AGREEMENT TO THE CONTRARY, AND REGARDLESS OF WHETHER ANY REMEDY FAILS OF ITS ESSENTIAL PURPOSE, IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER PARTY OR TO ANY OTHER PERSON, CORPORATION OR OTHER ENTITY FOR ANY LOST PROFITS, LOSS OF USE, COST OF OBTAINING SUBSTITUTE GOODS OR SERVICES, OR ANY INCIDENTAL, CONSEQUENTIAL, SPECIAL, INDIRECT OR EXEMPLARY DAMAGES ARISING UNDER OR IN ANY WAY RELATING TO THIS AGREEMENT, EVEN IF THAT PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH LOSS OR DAMAGE.

                  10. Miscellaneous.

                  10.1 Termination Prior to the Closing. This Agreement may be terminated prior to the Closing Date only by mutual written consent of Seller and Purchaser.

                  10.2 Entire Agreement. This Agreement, together with the Additional Agreements and the other documents and instruments delivered pursuant to this Agreement, sets forth the entire understanding of the parties with respect to its subject matter, and merges and supersedes all prior and contemporaneous understandings of the parties hereto with respect to its subject matter, provided, that the parties' rights under Section 7 and under any other agreement between Seller, Purchaser and/or any of their Related Persons relating to confidentiality and/or the ownership of or rights in intellectual property shall be cumulative. This Agreement may not be modified, in whole or in part, except by a writing signed by each of the parties hereto, and may not be waived, in whole or in part, except by a writing signed by the party granting such waiver. No waiver of any provision of this Agreement of this Agreement in any instance shall be deemed to be a waiver of the same or any other provision of this Agreement in any other instance. Failure of any party to enforce any provision of this Agreement shall not be construed as a waiver of its rights under such provision or any other provision.

                  10.3 Communications. All notices, consents and other communications given under this Agreement shall be in writing and shall be deemed to have been duly given (a) when delivered by hand or by Federal Express or a similar overnight courier to, or (b) five (5) calendar days after being deposited in any United States post office enclosed in a postage prepaid registered or certified envelope addressed to the party for whom intended, at the address for such party set forth below, or to such other address and/or contact person as may be furnished by such party by notice in the manner provided herein; provided, however, that any notice of change shall be effective only upon receipt.

                  If to Purchaser:

                           123Jump.com, Inc.
                           407 Lincoln Road, Suite 12D
                           Miami Beach, Florida  33139
                           Attention:  President


                           with a copy to:

                            Kilpatrick Stockton LLP
                           3737 Glenwood Avenue
                           Suite 400
                           Raleigh, North Carolina  27612
                           Attention:  W. Christopher Matton, Esq.


                  If to Seller:

                           Individual Investor Group, Inc.
                           125 Broad Street
                           14th Floor
                           New York, NY 10004
                           Attention:  General Counsel

                  with a copy to:

                           Graubard Mollen & Miller
                           600 Third Avenue
                           New York, NY 10016
                           Attention: Peter M. Ziemba, Esq.


                  10.4 Successors and Assigns. This Agreement shall be binding on, enforceable against and inure to the benefit of the parties hereto and their respective successors and permitted assigns, and nothing herein is intended to confer any right, remedy or benefit upon any other person. Either party hereto may assign some or all of its rights under this Agreement to any wholly-owned subsidiary, or to the successor of all or substantially all of that part of such party's business to which the subject matter of this Agreement relates, provided in each case that the assignee agrees in writing to be bound by the assignor's obligations hereunder and, in the case of an assignment to a wholly-owned subsidiary, the assignor shall remain responsible for its obligations hereunder. Except as set forth in the previous sentence, no party hereto may assign its rights or delegate its obligations under this Agreement without the express written consent of Purchaser or Seller, as applicable, and any attempt to do so shall be null and void.

                  10.5 Public Announcements. Promptly following the execution of this Agreement, either party may make public disclosure of the terms of this Agreement, except that neither party shall publicly disclose the Purchase Price. Notwithstanding the foregoing, either party may make public disclosure of any term of this Agreement to the extent required by applicable securities laws or otherwise required by law.

                  10.6 Expenses. Each of the parties hereto shall bear and pay, without any right of reimbursement from any other party, and indemnify, defend and hold harmless the other party against, all costs, expenses and fees incurred by it or on its or his behalf incident to the preparation, execution and delivery of this Agreement and the performance of such party's obligations hereunder, whether or not the transactions contemplated by this Agreement are consummated, including, without limitation, the fees and disbursements of attorneys, accountants and consultants employed by such party, and all brokers, investment bankers, finders and financial advisors retained or utilized by it, or otherwise acting on its behalf, or otherwise making any claim in the nature of a broker's or finder's fee arising out of or resulting from any action or agreement of the indemnifying party or its affiliated parties, in connection with the transactions contemplated by this Agreement, and shall indemnify and hold harmless the other parties from and against all such fees, costs and expenses. Seller represents that except for fees, commissions and expenses which shall be paid to the Jordan, Edmiston Group, Inc. by Seller, no broker, finder or investment banker is entitled to any brokerage, finder's or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of Seller.

                  10.7 Knowledge of a Party. Where any representation or warranty contained in this Agreement is expressly qualified by reference to the knowledge of a party, such knowledge shall be deemed to refer only to the actual knowledge of the officers of Purchaser or Seller, as the case may be.

                  10.8 Governing Law. This Agreement shall in all respects be governed by and construed in accordance with the laws of the State of New York applicable to agreements made and fully to be performed in such state, without giving effect to conflicts of law principles.

                  10.9 Savings Clause. If any provision of this Agreement is held to be invalid or unenforceable by any court or tribunal of competent jurisdiction, the remainder of this Agreement shall not be affected thereby, and such provision (and the remainder of this Agreement) shall be carried out as nearly as possible according to its original terms and intent to eliminate such invalidity or unenforceability.

                  10.10 Counterparts/Facsimile Signatures. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Signatures delivered via facsimile shall be deemed originals for all purposes.

                  10.11 Construction. Headings contained in this Agreement are for convenience only and shall not be used in the interpretation of this Agreement. References herein to the Agreement shall be deemed to include all Schedules hereto, and references herein to Sections and Schedules are to the sections, schedules and exhibits of this Agreement. As used herein, the singular includes the plural, and the masculine, feminine and neuter gender each includes the others where the context so indicates. The language in all parts of this Agreement shall be interpreted according to its fair meaning, and specifically shall not be interpreted strictly for or against any of the parties to this Agreement on the basis of such party's being (or being deemed to be) the drafter of this Agreement.

                  11. Notification Procedures Re: Availability and Utilization of Prepaid Advertising Credits and Status of Certain Personnel.

                  11.1 With respect to satisfying Purchaser's obligations under the Prepaid Advertising Agreements to the counterparty of Seller under each such agreement (each a "Prepaid Advertiser"):

              (a) Seller shall notify  Purchaser in writing,  within thirty (30)
                  calendar days hereof, of the remaining advertising credit available to each Prepaid Advertiser;

              (b) Purchaser  shall notify Seller in writing,  within thirty (30)
                  calendar days after the end of each calendar quarter, of the amount of pages of advertising in Ticker that Purchaser has published for each Prepaid Advertiser during such calendar quarter (each such notice from Purchaser shall be referred to as a "Usage Notice");

              (c) Seller shall notify  Purchaser in writing,  within thirty (30)
                  calendar days after receipt of a Usage Notice, of the remaining advertising credit available to each Prepaid Advertiser as of the date of the Usage Notice; and

              (d) With respect to each Prepaid  Advertiser,  at such time as the remaining advertising credit available to such Prepaid Advertiser is expected to be fully utilized within three (3) calendar months, Seller and Purchaser shall work together in good faith to devise notification procedures that are more rapid than those set forth above, in order that Purchaser may be informed without undue delay of the date that the advertising credit available to such Prepaid Advertiser becomes fully utilized.

                  11.2 Purchaser shall notify Seller in writing with respect to each person listed on Schedule 5.5(a) with respect to whom either Purchaser has declined to offer employment or who has declined to accept an offer of employment from Purchaser. With respect to any such person identified in such notice, Purchaser shall indicate (i) the salary (and commission structure, if applicable) offered to such person by Purchaser, (ii) whether such person was requested by Purchaser to relocate to an office more than thirty-five (35) miles from 125 Broad Street, New York, New York and (iii) the title of the job position that Purchaser offered such person. Purchaser shall give Seller the written notice pursuant to this Section 11.2 promptly (and in any event within five (5) business days) after Purchaser's decision not to offer employment to such person or such person's rejection of Purchaser's offer of employment, as the case may be.

                  11.3 Purchaser shall notify Seller in writing with respect to each person listed on Schedule 5.5(a) who resigns his or her employment with Purchaser or whose employment is terminated by Purchaser. Purchaser shall give Seller the written notice pursuant to this Section 11.3 promptly (and in any event within five (5) business days) after the date of the resignation or termination of such person's employment with Purchaser. Purchaser also shall notify Seller in writing promptly upon learning that grounds exist to terminate for cause the employment of any person listed on Schedule 5.5(a). Purchaser's notice to Seller pursuant to this Section 11.3 shall indicate whether (a) in the case of a person's resignation, whether such resignation was voluntary and (b) in the case of termination, whether such termination was without cause or for cause. Purchaser agrees to cooperate with Seller in good faith and provide material reasonably requested by Seller in the event that Seller seeks to demonstrate that any such person resigned his or her employment with Purchaser or that Purchaser terminated or had grounds to terminate his or employment for cause.

                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.

                                           Seller:
                                           INDIVIDUAL INVESTOR GROUP, INC.



                                           By:      /s/ Jonathan Steinberg

                                           Chief Executive Officer and Director


                                           Purchaser:
                                           123JUMP.COM, INC.


                                           By:      /s/ Manish Shah

                                           President & Chief Executiver Officer


[Schedules and Exhibits omitted]

                                                                      EXHIBIT 99
                                                                      ----------

                              CERTAIN RISK FACTORS

                            Dated: November 13, 2000

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

The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses while continuing to invest in its existing products - and, as noted above in the Form 10-Q, the Company recently has implemented changes intended to substantially reduce certain operating and general and administrative expenses. The Company anticipates quarterly losses to continue through the remainder of 2000 and into 2001. Profitability may be achieved in future periods only if the Company can substantially increase its revenues and/or realize capital gains on investments or the sale of certain assets while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, that additional capital gains will be realized on investments (instead capital losses in fact may be realized) or that certain assets will be sold, or that expenses can be adequately decreased to enable the Company to attain profitability.

Based on the Company's current outlook, the Company believes that its working capital will be sufficient to fund its operations and capital requirements at least through the end of 2001. During the second quarter of 2000, the Company retained The Jordan, Edmiston Group, Inc., the media investment bank, to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company.. The Company is continuing its exploration of strategic alternatives, including exploring sources of additional financing and/or sale of assets. There can be no assurance, however, that this process will result in the Company entering into any additional transactions or enhancing shareholder value. In the event that the Company is unable to attain profitability prior to exhausting its existing resources, the Company would need to obtain additional financing or sell certain of its assets in order to sustain operations. No assurance can be given that the Company will be able to obtain additional financing or sell additional assets, or as to the terms upon which the Company could do so. Any additional financing could result in dilution of an investor's equity investment in the Company.

We have a history of losses and we anticipate that our losses will continue in the future. As of September 30, 2000, we had an accumulated deficit of approximately $25 million. Since inception, the only calendar year during which we were profitable was 1995. We expect to continue to incur operating losses in the remainder of 2000 and into 2001. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

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

o publishers and distributors of traditional print media, such as The Wall Street Journal; Barron's; Investors Business Daily; Business Week; Fortune; Forbes; Money; Kiplinger's; Smart Money; and Worth;

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

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services and products, as well as adapting to rapid technological changes with regard to the Internet. In particular, future changes may evolve (for example, a rapid move to broadband or wireless technologies) which we may not be able to cope with in a timely manner. These competitors may also engage in more extensive research and development, undertake far-reaching marketing campaigns, adopt more aggressive pricing policies to attract Internet users, print readers and advertisers and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Our competitors may develop content that is equal or superior to our content or that achieves greater market acceptance than our content. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, Internet users, print readers, staff, outside contributors or strategic partners. Increased competition could result in price reductions, reduced margins or loss of our market share. Any of these could materially adversely affect our business.

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

We may not be able to attract and retain qualified employees for our print publications business. Many of our competitors in the print publications business are larger than us and have a number of print titles. We publish only one magazine and one newsletter. There is a general perception in the employment market that larger publishers are more prestigious or offer more varied career opportunities. We may be perceived by people as a less attractive employer than a larger publisher. If we are unable to attract and retain qualified employees for our print publications business, that business could suffer materially.

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

Our efforts to build positive brand recognition may not be successful. We believe that maintaining and growing awareness about our brands (including Individual Investor, individualinvestor.com, Magic 25(TM) and the America's Fastest Growing Companies(R)) is an important aspect of our efforts to continue to attract print subscribers, magazine readers and Internet users. The importance of positive brand recognition will increase in the future because of the growing number of providers of financial information. We cannot assure you that our efforts to build positive brand recognition will be successful.

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

We depend on certain advertisers to generate revenue. In 1998 and 1999, the majority of our print publications advertising revenue came from financial services companies, followed by consumer advertisers and others. We were not dependent upon any particular advertiser for our print publications revenues. During the first nine months of 2000, approximately 39% of the online services advertising revenue came from a combination of VentureHighway.com (a company in which we have acquired an approximately 15.8% equity interest through an equity-for-advertising barter transaction) and one brokerage firm offering online trading. We expect that the majority of advertising revenues derived from our online services operations will come from online brokerage firms and companies in which we obtain equity stakes in exchange for advertising. In the event that online brokerage firms choose to scale back on their advertising (on the Internet in general or on our web sites in particular) or we do not enter into additional equity-for-advertising transactions, our online services business could be materially adversely affected.

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

The users of our online services depend on Internet service providers, online service providers and other web site operators for access to our web sites. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failures unrelated to our systems. These occurrences could cause our Internet users to perceive the web in general or our web sites in particular as an unreliable medium and, therefore, cause them to use other media or other online content providers to obtain their financial news and information. We also depend on certain information providers to deliver information and data feeds to us on a timely basis. Our web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, results of operations and financial condition.

We may not realize the value of our investments in VentureHighway.com, Inc., Pricing Dynamics, Inc. and Tradeworx, Inc. We record on our balance sheet investments in non-readily marketable securities at their fair market value at the date of acquisition, unless and until we become aware of any permanent impairment in such securities or unless and until such securities become readily marketable. VentureHighway.com, Inc. is recorded at approximately $2.6 million, Pricing Dynamics, Inc. at approximately $1.5 million and Tradeworx, Inc. at approximately $1.1 million. There currently is no public market for VentureHighway.com, Inc., Pricing Dynamics, Inc. or Tradeworx, Inc. securities, and there is no assurance that we will realize any value with respect to these investments.

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

We depend on key management personnel. Our future success depends upon the continued service of key management personnel. We currently are relying upon the services of Jonathan Steinberg, our Chief Executive Officer and President, and Gregory Barton, our Vice President of Business Development, Finance and Legal Affairs, Chief Financial Officer and General Counsel, neither of whom is under any employment contract with us. The loss of either of our key management personnel could materially adversely affect its business. Moreover, the costs that may arise in connection with executive departures and replacements can be significant, as they were during 1998 and 1999.

We rely on several third party sole providers to conduct many of our operations. Our strategy is to enter into relationships with various third party sole providers in order to obtain their technological expertise and capabilities as well as to achieve economies of scale. If the business of these providers is disrupted for any reason, our operating results could suffer materially. Some of these providers are listed as follows:

1. We depend on Quebecor to print Individual Investor magazine. We depend upon an independent party, Quebecor, to print Individual Investor magazine. If Quebecor's business is disrupted for any reason, such as fire or other natural disaster, labor strife, supply shortages, or machinery problems, we might not be able to distribute Individual Investor magazine in a timely manner and may lose subscribers and newsstand sales.

2. We depend on independent parties to distribute Individual Investor magazine to newsstands. We depend upon independent parties (the largest of which is International Circulation Distributors, a subsidiary of The Hearst Corporation) to direct the distribution of Individual Investor magazine to newsstands. If the business of our distributors is disrupted for any reason, such as labor strife or natural disaster, we may not be able to distribute Individual Investor magazine to newsstands in a timely manner and may lose newsstand sales.

3. We depend on an independent party to manage our subscriber files. We depend upon an independent party to manage our subscriber files. This party receives subscription orders and payments for Individual Investor magazine and Special Situations Report newsletter, sends renewal and invoice notices to subscribers and generates subscribers' labels and circulation reports for us. If the business of this party is disrupted, we may become unable to process subscription requests, or send out renewal notices or invoices, or deliver our print publications. If this were to happen, our business could suffer materially.

4. We depend on independent parties to obtain the majority of the subscribers to Individual Investor magazine. We depend upon independent parties to obtain the majority of the subscribers to Individual Investor magazine. These agencies include NewSub Services, Special Data Processing and EBSCO. These agencies obtain subscribers primarily through use of subscription offers in credit card statements and direct mail campaigns. If the positive response to the promotion of Individual Investor magazine by these agencies is not great enough, they may stop promoting our magazine. This could cause our subscriber base to shrink, which would lower our subscription revenue and reduce our advertising rate base, which would lead to lower advertising revenues. Also, many publications compete for services of subscription agencies, and one or more of these subscription agencies may choose not to continue to market Individual Investor in order to better serve one of our competitors. Any of those developments could cause our operating results to suffer materially.

5. We depend on WinStar Interactive Media Sales, Inc. to sell advertising, sponsorships and e-commerce partnerships on our web sites. We depend on an independent party, WinStar Interactive Media Sales, Inc.("WinStar"), to sell advertising, sponsorships and e-commerce partnerships on our web sites, to complement our internal efforts. If WinStar's business is disrupted or its sales force is ineffective, the revenues generated from our web sites could be materially adversely affected.

Control of the Company by Principal Stockholders. At the present time, Jonathan Steinberg, Wise Partners, L.P. (a partnership controlled by Jonathan Steinberg) and Saul Steinberg (who is Jonathan Steinberg's father), beneficially own approximately 34.9% of the outstanding shares of common stock of the Company. As a result of their ownership of common stock, they will be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of its directors. Because it would be very difficult for another company to acquire us without the approval of the Steinbergs, other companies might not view us as an attractive takeover candidate. Our stockholders, therefore, may have less of a chance to benefit from any possible takeover of the Company, than they would if the Steinbergs did not have as much influence.

We rely on our intellectual property. To protect our rights to our intellectual property, we rely on a combination of trademark, copyright and patent law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered certain of our trademarks in the United States and have pending U.S. applications for other trademarks. Effective trademark, copyright, trade secret and patent protection may not be available in every country in which we offer or intend to offer our services.

We are somewhat dependent upon the use of certain trademarks in our operation, including the marks Individual Investor, individualinvestor.com, Magic25(TM) and the America's Fastest Growing Companies(R). We have a perpetual license for use of the trademark Individual Investor. To perfect our interests in the mark, however, we filed suit in 1997 against the licensor and a third party whom we believed was infringing the mark. The litigation was resolved favorably to us, with an agreement by the third party not to further infringe the mark. We commenced negotiations with the licensor to obtain assignment of the mark, The Individual Investor, but did not reach an agreement. Although we will continuously monitor and may seek enforcement against any perceived infringement of the mark, we cannot assure you that our efforts will be successful.

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