Form 10-K
period 2000-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 2001-04-02
CIK 880631

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2000
                            -----------------
                                       or

____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____to _____

                         Commission file number: 1-10932
                         INDIVIDUAL INVESTOR GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its Charter)
                      Delaware                                   13-3487784
                      --------                                   ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

             125 Broad Street, 14th Floor, New York, New York 10004
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 742-2277
                                                           --------------

         Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 29, 2001, the aggregate market value of the Registrant's Common Stock (based on the closing sale price of the Common Stock on that date on the Nasdaq National Market) held by non-affiliates of the Registrant, was approximately $3.5 million.

         As of March 29 , 2001, 8,972,886 shares of the Common Stock of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III hereof.

         Important Notice Concerning "Forward-looking Statements" in this Report

         Please read the notice set forth in Item 7 of Part II of this Report, which notice is incorporated in this Item by reference.

                                     PART I

ITEM 1.  BUSINESS

         Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company") is a financial media company with a portfolio of Internet and print properties that serve people interested in investing and serve the advertisers and business partners who want to reach that audience. The Company's properties include: Individual Investor magazine, individualinvestor.com, SHORTInterest.com (launched February 2001) and Individual Investor's Special Situations Report newsletter. For a portion of fiscal year 2000, the Company also published Ticker magazine and InsiderTrader.com, both of which were sold in September 2000. The Company believes that the two forms of distribution of financial information - electronic and print - are complementary and provide a competitive advantage.

         In addition to its media properties, the Company has developed three proprietary stock indexes: (1) the America's Fastest Growing Companies(TM) Index (formerly known as the INDI SmallCap 500(TM) index), a 500-stock index designed to identify companies emerging from the small-cap sector in a cycle of growth in earnings per share, (2) the America's Fastest Growing Companies(TM) MidCap 300 Index, a 300-stock index designed to identify mid-cap companies in a cycle of growth of earnings per share and (3) the America's Fastest Growing Companies(TM) LargeCap 50 Index, a 50-stock index designed to identify large-cap companies in a cycle of growth of earnings per share. The original America's Fastest Growing Companies(TM) Index was launched in February 1998 and the America's Fastest
Growing Companies(TM) MidCap 300 Index and America's Fastest Growing Companies(TM) LargeCap 50 Index each were launched in March 2001. In October 2000, the Company signed licensing agreements with Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund based upon the original America's Fastest Growing Companies(TM) Index that, upon receipt of necessary regulatory approval, would trade on the American Stock Exchange (similar to the SPDR exchange-traded fund based upon the Standard & Poor's 500 index and the QQQ exchange-traded fund based upon the Nasdaq 100 index). There can be no assurance, however, that Nuveen will obtain the necessary regulatory approval or that the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will commence trading. There also can be no assurance that, if it does commence trading, the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will prove to be popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph. The Company intends to seek to execute license agreements for the creation of financial products based upon the America's Fastest Growing Companies(TM) MidCap 300 Index and the America's Fastest Growing Companies(TM) LargeCap 50 Index, but there can be no assurance that the Company will be successful in its endeavors to do so. The Company also will explore development of additional stock indexes, such as sector indexes, under the America's Fastest Growing Companies(TM) brand. The Company expects that any such new indexes also would have a primary focus on growth in earnings per share. There can be no assurance, however, that the Company in fact will develop any stock indexes beyond the existing three indexes of the America's Fastest Growing Companies(TM) family described above.

         The Company provides research and analysis of investment information through two business segments: Print Publications and Online Services. The relative contribution of the two business segments to the Company's operating revenues and operating profit for the three years ended December 31, 2000, and the identifiable assets of each segment at the end of each year, are included in
Note 13 to the Company's consolidated financial statements, which Note is hereby incorporated by reference.

PRINT PUBLICATIONS

         Print Publications revenues from advertising, list rental, circulation and other sources for the year ended December 31, 2000, totaled approximately $16.6 million, or approximately 84% of the Company's total revenues from continuing operations, an increase of approximately 8% from approximately $15.4 million, or approximately 87% of the Company's total revenues from continuing operations, in 1999.

Individual Investor Magazine

         The Company's flagship publication, Individual Investor magazine, is a consumer-oriented monthly investment magazine that offers proprietary research, analysis and recommendations, together with commentary and opinion on investment ideas. Individual Investor seeks differentiation among personal finance magazines through its focus on identifying and recommending investment opportunities on the basis of in-house proprietary research and analysis. Individual Investor focuses on analysis of investment opportunities in public companies and mutual funds that it believes to have the potential to achieve returns higher than those of the general market. In addition to investment ideas, the publication seeks to provide the investor with tools and education (including the magazine's Investor University(R) section) to help with investment decisions.

         Individual Investor is printed on a matte, finished paper stock and has a basic annual subscription rate of approximately $22.95 ($3.50 newsstand price in 2001 vs. a $2.99 newsstand price in 2000). Individual Investor had a total paid subscriber and newsstand circulation of approximately 500,000 in March 2001, unchanged from March 2000. The Company has intentionally stabilized its circulation and rate base in order to focus on increasing the profitability of each subscriber (and has increased earned subscription revenues per copy for the past two years).

Ticker Magazine

         The Company also published Ticker magazine (prior to its sale in September 2000), a monthly trade publication distributed without charge to a controlled circulation of approximately 100,000 investment advisors, brokers and planners. Ticker focuses on providing investment professionals with information to help increase their business, manage their accounts more effectively, and improve results for their clients. The magazine publishes articles on practice management topics, stocks, bonds and mutual funds, and features interviews with selected analysts and research specialists. In September 2000, the Company sold the assets related to Ticker magazine for cash consideration of $6 million, less an adjustment for certain current assets and liabilities, and the assumption of certain liabilities.

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

         The basic annual subscription price for SSR is $165. As of March 2001, SSR had approximately 2,000 paid subscribers, as compared to approximately 2,000 in March 2000. The number of subscribers is expected to increase slightly during 2001 due to anticipated increased internet subscription efforts.

Advertising

         Print  Publications  advertising  revenues for 2000 were  approximately
$11.6 million, up approximately 10% from approximately $10.5 million in 1999. Print Publications advertising revenues derived from Individual Investor magazine of approximately $8.3 million accounted for approximately 42% of the Company's total revenues from continuing operations for the year ended December 31, 2000, as compared to approximately $7.5 million, or 43% of the Company's total revenues from continuing operations for the year ended December 31, 1999. Print Publications advertising sales efforts are performed by the Company's employees and by outside sales representatives located throughout the United States.

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

         On the basis of independent subscriber studies, the Company believes that the subscribers of Individual Investor typically are financially sophisticated individuals with substantial net worth, several years of investing experience, and significant investment portfolios. Moreover, Individual Investor has a higher concentration than other personal finance magazines of subscribers describing themselves as CEO/COO/President or as Self-employed - categories attractive to advertisers because of the ability to influence corporate purchasing decisions. The Company believes that those demographics are a valuable tool in marketing advertising space in Individual Investor.

         The Company's goal is to increase advertising revenues by continuing to target national consumer and financial advertisers in such industries as automobiles, technology products, insurance, mutual funds, brokerage companies and luxury goods. Since the beginning of 2000, Individual Investor magazine has been included, for the first time, in a number of important standardized media research studies that are used by major advertisers. During 2000, Individual Investor magazine was reported for the first time in two major national syndicated studies: the JD Power Car Media Report and the Mendelsohn Affluent Survey. In 2001, Individual Investor magazine was reported for the first time in another major national syndicated study, the JD Power Truck Media Report (which includes data relevant to marketers of sports utility vehicles). The Company anticipates being reported for the first time in another major national syndicated study, the Mediamark Research Inc. Research Study, in the Spring 2001 edition. Additionally, in the fourth quarter of 2000, the Company hired a Consumer Advertising Director for the first time and launched, in the April 2001 issue of Individual Investor, a new lifestyle section entitled "ROI - Rewards of Investing," to target consumer advertisers. These events are expected to have a positive effect on the Company's efforts to sell additional advertising pages, although there can be no assurance that such efforts will be successful.

Circulation and Marketing

         Print Publications circulation revenues in the year ended December 31, 2000 were approximately $3.6 million, an increase of approximately 5% from approximately $3.4 million in 1999. Print Publications circulation revenues, which are derived from Individual Investor magazine and SSR, accounted for approximately 18% of the Company's total revenues from continuing operations for the year ended December 31, 2000, as compared to approximately 19% of the Company's total revenues from continuing operations for the year ended December 31, 1999. The Company obtains new subscriptions for Individual Investor through leading subscription agencies, direct-mail marketing promotions, insert cards in the magazine and over the Internet.

         Single copy, or newsstand, revenues for 2000 were approximately $0.8 million, a decrease of approximately 9% from approximately $0.9 million in 1999. Individual Investor is distributed for sale on newsstands throughout the United States by independent parties, the largest of which is Comag Marketing Group, a venture between The Hearst Corporation and Conde Nast.

         Ticker was a controlled-circulation magazine distributed to investment advisors, brokers and planners. Names of recipients of Ticker were obtained from lists acquired by the Company; the recipients were required to respond that they wished to continue receiving the publication in order to stay on the circulation list.

         SSR is sold by subscription only. The Company uses targeted direct mail and Internet solicitation to promote SSR and concentrates on cross-marketing this higher-priced publication to the larger Individual Investor subscriber base and to outside lists of other financial newsletter subscribers.

List Rental Revenue

         Print Publications list rental revenues were approximately $1.2 million in 2000 and 1999. List rental revenues accounted for approximately 6% of the Company's total revenues from continuing operations for the year ended December 31, 2000, as compared to approximately 8% of the Company's total revenues from continuing operations for the year ended December 31, 1999. The Company utilizes the services of an independent list-management agent to promote the rental of the Company's Print and Online subscriber lists.

Competition

         Larger companies that publish multiple titles, such as AOL Time Warner, publish many of the print publications with which the Company competes. These companies have significantly larger resources and more extensive relationships with advertisers than does the Company. The Company believes these publishers have a competitive advantage because of their ability to attract subscribers and advertisers and promote sales more extensively than the Company. The Company's strategy is to compete on the basis of its unique editorial focus on actionable investment ideas. The Company believes that this provides it with a subscriber base possessing superior demographics.

         Some of the publications focused on personal finance that compete with Individual Investor are Money, SmartMoney, Kiplingers Personal Finance and Worth. In addition, the print publications compete against publications with a broader editorial focus, including The Wall Street Journal, Barron's, Investors Business Daily, Business Week, Forbes and Fortune.

Production and Operations

         All preliminary research and analysis is done by an in-house research and editorial staff. After the editorial content of the Company's publications is determined, the articles are assigned to either in-house writers or researchers or to freelance columnists. In addition, Individual Investor has arrangements with such well-known authors as CNBC journalist Maria Bartiromo and Professor Jeremy Siegel from the Wharton School of Business, to provide original articles for publication on a regular basis. The financial tables included in Individual Investor are provided by various vendors. The Company uses in-house software and hardware in the composition and layout of its publications. The Company selects independent printers based on their production quality and competitive costs and service.

         The  Company  uses  an  outside   fulfillment  service  to  manage  its
subscriber files. The service includes receiving subscription orders and payments, sending renewal and invoice notices to subscribers, and generating the subscribers' labels and circulation information reports each month.

ONLINE SERVICES

         Online Services revenues from advertising, subscriptions and other sources for the year ended December 31, 2000 totaled approximately $3.2 million, or 16% of the Company's total revenues from continuing operations, an increase of 38% from approximately $ 2.3 million, or approximately 13% of the Company's total revenues from continuing operations in 1999.

individualinvestor.com (www.individualinvestor.com)

         The Company launched its flagship Website, individualinvestor.com, in 1997. The site provides users with continuously updated research, recommendations, message boards, portfolio tracking, analytical tools, and news and financial information. Unlike the majority of online financial media companies, individualinvestor.com uses its own research analysts to make stock recommendations. The site allows for interaction between users and the Company's approximately 24 research analysts, writers and editors. individualinvestor.com also builds upon work presented in Individual Investor magazine (e.g., material developed for the print publication's educational area is re-purposed in the Investor University(R) section of individualinvestor.com, and the web site provides daily updates on the current Magic 25(TM) picks which were first written about in the January issue of Individual Investor magazine). As of March 1, 2001, individualinvestor.com had approximately 230,000 registered users (registration is currently required only to use the portfolio tools, post messages on message boards and enter investment contests run on the site), approximately 91,000 of whom receive the Company's daily emails (more than 7 million of which are delivered per quarter).

         Through content sharing and syndication, the Company seeks to increase its brand awareness, create links to its web sites, and in some instances, obtain licensing fees or benefit from revenue sharing agreements. These content-sharing arrangements are accomplished at little or no cost to the Company by using existing content (e.g., "Stock of the Day," and "Magic 25 Update") from individualinvestor.com.

InsiderTrader.com (www.InsiderTrader.com)

         In November 1998, the Company added a second web site through the acquisition of InsiderTrader.com. The site distributes "insider" data filed with the Securities and Exchange Commission, and provided proprietary research based on the data. In addition to free content, the site charged an annual subscription fee of $50 to access value-added insider data and the site's proprietary research. Additionally, the Company offered a premium service at an additional fee of $18 per month to access more extensive and complete insider data, along with other value-added features that allow them to query the database in a more flexible manner. In December 1999, an "Institutional Service" was added, allowing subscribers access to four quarters of the SEC's Form 13F data (institutional holdings of public companies) for an annual fee of $2,000 or a monthly fee of $249.

         On September 15, 2000, the Company sold certain assets related to the business of InsiderTrader.com for cash consideration of approximately $500,000 and the assumption of certain liabilities.

New Internet Web Sites

         The Company in February 2001, launched a new website, SHORTInterest.com, which distributes short interest data (positions held by investors in anticipation that the stock will decline in value) in a unique, value-added graphical format. The site also presents value-added screens, tables and proprietary analysis to assist investors in determining which stocks to avoid or sell short. The Company intends in 2001 to launch an additional web site, AFGC.com, which will be devoted to the America's Fastest Growing Companies(TM) family of indexes.

Advertising

         The Company sells advertising on its online properties (its web sites and daily emails) through a combination of its in-house sales personnel and third-party agents. Online advertising revenues typically are measured on a cost per thousand impressions, or "CPM", basis, although other arrangements, such as a cost per click (where payment depends upon the number of times a viewer "clicks" on the advertisement) or cost per action (where payment depends upon the number of times a viewer takes a certain action, such as completing and returning an online questionnaire) may also be employed. CPM rates fluctuate, and have experienced industry-wide declines during the calendar year 2000. The industry may continue to experience such declines going forward. Additionally, the amount of internet advertising in general has decreased substantially during the last quarter of 2000 and the first quarter of 2001 and it is possible that such declines may continue in the future. The Company believes that its web sites attract people with desirable demographics and that the ability to sell a cross-media packages (print and online) may give the Company a competitive advantage with respect to obtaining online advertising as compared to companies that only have online impressions to sell.

Competition

         The Company's Internet business competes with Briefing.com, which uses internal research analysts, and with various other online financial service companies including TheStreet.com, Raging Bull.com, and Yahoo! Finance, MSN Money Central, Motley Fool, and CBS MarketWatch.com, as well as those sponsored by publishers of certain print magazines, including Money.com and SmartMoney.com. The Company also competes with other online services offered by financial investment houses and publishers. Many of the Company's online competitors have significantly higher monthly page views and substantially greater financial resources than the Company, which may enable such competitors to compete more effectively than the Company for the attention and loyalty of users and for advertising revenues. The Company's competitive strategy is to offer its users proprietary research and analysis and other editorial content, together with the other site features (e.g., news, quotes, message boards and portfolio tools) in an appealing and easy-to-use format.

EDUCATIONAL SERVICES

         The Company conducted its first paid seminar focused on investment education in January 2000 and its second seminar in March 2001. In addition to seminar fees collected from attendees, the Company received additional revenues from sponsors.

AMERICA'S FASTEST GROWING COMPANIES(TM) FAMILY OF INDEXES

         In addition to its media properties, the Company has developed three proprietary stock indexes: (1) the America's Fastest Growing Companies(TM) Index (formerly known as the INDI SmallCap 500(TM) index), a 500-stock designed to identify companies emerging from the small-cap sector in a cycle of growth in earnings per share, (2) the America's Fastest Growing Companies(TM) MidCap 300 Index, a 300-stock index designed to identify mid-cap companies in a cycle of growth in earnings per share and (3) the America's Fastest Growing Companies(TM) LargeCap 50 Index, a 50-stock index designed to identify large-cap companies in a cycle of growth in earnings per share. The original America's Fastest Growing Companies(TM) Index was launched in February 1998 and the America's Fastest
Growing Companies(TM) MidCap 300 Index and America's Fastest Growing Companies(TM) LargeCap 50 Index each were launched in March 2001.

         In October 2000, the Company signed licensing agreements with Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund based upon the original America's Fastest Growing Companies(TM) Index that, upon receipt of necessary regulatory approval, would trade on the American Stock Exchange (similar to the SPDR exchange-traded fund based upon the Standard & Poor's 500 index and the QQQ exchange-traded fund based upon the Nasdaq 100 index). With its structural focus on identifying small companies experiencing rapid growth in earnings per share, and a "keep the winners" approach that allows successful companies to remain in the index as their market capitalizations grow beyond $2 billion, the America's Fastest Growing Companies(TM) Index is designed to select and retain tomorrow's titans and other successful enterprises. With a low median market capitalization, the America's Fastest Growing Companies(TM) Index thus may prove attractive to investors seeking exposure to the small-cap sector (which historically has outperformed the broader market) as well as investors seeking high growth in earnings per share regardless of market capitalizaton tier.

         Upon receipt of necessary regulatory approval and commencement of trading of the Nuveen-sponsored exchange-traded fund based on the America's Fastest Growing Companies(TM) Index, the Company would receive quarterly royalty payments from Nuveen and from the American Stock Exchange (and potentially from other licensors, for example, related to futures or options products on the index or the fund based upon the index). These revenue streams would be almost 100% gross margin, as the Company will incur essentially no costs associated with maintaining the index (the immaterial costs associated with maintaining the index are costs that the Company would in any event incur in connection with publishing the index in its media properties). There can be no assurance, however, that Nuveen will obtain the necessary regulatory approval or that the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will commence trading. There also can be no assurance that, if it does commence trading, the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will prove to be popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph.

           The Company intends to seek to execute license agreements for the creation of financial products based upon the America's Fastest Growing Companies(TM) MidCap 300 Index and the America's Fastest Growing Companies(TM) LargeCap 50 Index, but there can be no assurance that the Company will be successful in its endeavors to do so. The Company also will explore development of additional stock indexes, such as sector indexes, under the America's Fastest Growing Companies(TM) brand. The Company expects that any such new indexes also would have a primary focus on growth in earnings per share. There can be no assurance, however, that the Company in fact will develop any stock indexes beyond the existing three indexes of the America's Fastest Growing Companies(TM) family described above.

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

EMPLOYEES

         As of March 2001, the Company employed 60 persons on a full-time basis:
40 employees in the Print Publications segment (including the research analysts, sales and marketing staff, who also support the Online Services segment), 6 employees in the Online Services segment, and 14 executive, accounting and administrative support personnel.

INTELLECTUAL PROPERTY

         The Company believes that trademarks and service marks are important to its business and actively pursues strategies to protect and strengthen its current marks for use in connection with its products and for future products. The Company is somewhat dependent on the use of certain marks in its operations, particularly the names of its media properties: Individual Investor magazine and individualinvestor.com, respectively.

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

         The Company also has registered the trademarks AMERICA'S FASTEST GROWING COMPANIES(R), MAGIC 25(R), INVESTOR UNIVERSITY(R) and INVESTMENT UNIVERSITY(R). The Company uses these marks regularly in its publications and previously had licensed the latter in connection with certain other business activities.

         During 1998, 1999 and 2000, the Company also undertook the development of intellectual property rights with respect to several new marks which the Company intends to use in connection with planned and/or potential business activities or, alternatively, to sell to third parties.

         In August 2000, the Company agreed to sell two Internet domain names for cash consideration of approximately $1 million. In connection with the sale, the Company also issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share and relinquished the right to have its Common Stock trade under the ticker symbol "INDI." The fair market value of the issued warrant was approximately $257,000.

         In addition to trademarks and service marks, the Company also has registered approximately 110 Internet domain names, including brokerdealer.com, capitalgains.com, junkbonds.com, microcaps.com and pennystocks.com, which the Company intends to use for its business operations, or alternatively, to sell to third parties. The Company's intellectual property rights also include copyrights in its print and online publishing content.

         The Company will continue to seek to derive value from the development and exploitation of its intellectual property. There can be no assurance, however, that the Company's intellectual property rights will be successfully exploited or that such rights will not be challenged or invalidated in the future.

ITEM 2.  PROPERTIES

         The Company leases 35,000 square feet at 125 Broad Street, New York, New York for its corporate office. The lease runs through March 31, 2004. Aggregate annual rental for this lease is $997,500 plus escalation costs. The Company also leases advertising sales office space in San Francisco and Chicago. The Company in March 2001 was in discussions concerning an agreement to sublet approximately 17,000 square feet of its New York City corporate office space, for the period May 1, 2001 through March 31, 2004, at a rental amount in excess of its current cost. In the event a sublease is executed on the terms being discussed in March 2001, the Company believes that the anticipated sublease payments would reduce the Company's effective rent to approximately $400,000 per year. There can be no assurance, however, that a definitive sublease agreement upon such terms will be executed or that the Company otherwise will be able to sublet a portion of its New York City corporate office space. The Company also leases 10,000 square feet in New York City, which was sublet as of February 1996 to a third party. This lease expires March 1, 2005. The annual rent for the lease over the term of the sublease ranging from $160,000 to approximately $210,000, plus escalation costs. The sublease also expires on March 1, 2005, and provides for aggregate annual rental receipts ranging from $160,000 to $205,000 over the term of the sublease, plus escalation costs. Although the Company does not currently anticipate that it will incur any material liability with respect to the lease for its former office space, there exists the possibility of such liability.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS

Market Information

         Effective October 4, 2000, the Company's Nasdaq National Market ticker symbol was changed to "IIGP." In March 2001, the Company announced that it had received notice stating that the Company's Common Stock had failed to maintain a minimum closing bid price of $1.00 as required by Nasdaq Marketplace Rule 4450(a)(5) and that a staff determination therefore had been made to delist the Company's Common Stock. The Company appealed the staff determination and requested an oral hearing that has been scheduled in April 2001. There can be no assurance that the Company's appeal of the staff determination will be successful. In the event that the Company's appeal is not successful and the Company's Common Stock is delisted from the Nasdaq National Market, the Company would intend to have its Common Stock trade on the OTC Bulletin Board.

         On December 9, 1996 the Company's Common Stock commenced trading on The Nasdaq National Market, which is the principal trading market for the Company's Common Stock, under the symbol "INDI." Previously, the Company's Common Stock had been quoted on the Nasdaq SmallCap Market and the Boston Stock Exchange since the Company's initial public offering on December 4, 1991.

         The table below sets forth for the periods indicated the high and low closing sales prices on the Nasdaq National Market for the Company's Common Stock.

         2000:                           Low ($)         High ($)
         -----                           -------         --------
         First Quarter                   3-11/32         6-3/16
         Second Quarter                  1-15/16         4-7/16
         Third Quarter                   1               2-1/16
         Fourth Quarter                  11/32           1-5/32

         1999:

         First Quarter                   3-1/16          10-3/8
         Second Quarter                  4-1/16           8-5/8
         Third Quarter                   2-17/32          6
         Fourth Quarter                  2-9/16           4-7/8

         These amounts represent sales between dealers in securities and do not include retail markups, markdowns or commissions. On March 29, 2001, the last sale price for the Company's Common Stock, as reported by Nasdaq, was $0.625.

Holders

         On March 29, 2001, there were 71 holders of record of the Company's Common Stock. The Company believes that there are approximately * beneficial owners of the Company's Common Stock.

Dividends

         To date, the Company has not paid any dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors, subject to the preferential right of the Company's Series A Preferred Stock, and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain any capital for use in the business.

         Dividends on the Company's Series A Preferred Stock are payable annually at the rate of $20 per share and in preference to any potential dividends on the Company's Common Stock.

Sales of Unregistered Securities

-------------- --------------------- ----------------- ---------------------------- --------------- --------------------------------
                                                       Consideration received and   Exemption       If option, warrant or
Date of sale   Title of security       Number Sold     description of               from            convertible security, terms of
                                                       underwriting or other        registration    exercise or conversion
                                                       discounts to market price    claimed
                                                       afforded to purchasers
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
10/00 -12/00   Options to purchase        96,000       Employment services; in      Section 4(2 )   Vesting over a period of up to
               common stock                            addition, exercise price                     four years from date of grant,
               granted                                 would be received upon                       subject to certain conditions
                                                       exercise                                     of continued service;
                                                                                                    exercisable for a period
                                                                                                    lasting up to ten years from
                                                                                                    date of grant at exercise
                                                                                                    prices of $0.4375 to $0.96875
                                                                                                    per share
------------------------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

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

                                                              At, and for the years ended, December 31,
                                                    2000              1999            1998              1997              1996
                                                    ----              ----            -----             ----              ----
Revenues from continuing operations (b)            $19,778,804       $17,670,801     $15,470,106        $14,899,741     $12,537,042
Operating expenses (b)                              27,419,064        26,173,154      23,504,819         20,206,774      16,073,791
Gain on sale of assets                               6,702,219         -                -                 -                -
Impairment of investment                           (2,638,356)         -                -                 -                -
                                                   -----------       ------------    ------------       ------------    ------------
Operating loss from continuing operations           (3,576,397)       (8,502,353)     (8,034,713)        (5,307,033)     (3,536,749)
Investment and other income                            170,608         4,309,650         224,213             69,296         177,238
                                                   -----------       ------------    ------------       ------------    ------------
Net loss from continuing operations                 (3,405,789)       (4,192,703)     (7,810,500)        (5,237,737)     (3,359,511)
                                                   -----------       ------------    ------------       ------------    ------------
(Loss) income from discontinued operations (a)        -                -                (781,370)           277,402         170,059
                                                   -----------       ------------    ------------       ------------    ------------
Net loss                                           ($3,405,789)      ($4,192,703)    ($8,591,870)       ($4,960,335)    ($3,189,452)
                                                   ===========       ============    ============       ============    ============

Basic and dilutive (loss) income per common share:

      Continuing operations                            ($0.34)           ($0.47)          ($0.99)            ($0.81)         ($0.54)
      Discontinued operations (a)                     -                -                   (0.10)              0.04            0.03
                                                   -----------       ------------    ------------       ------------    ------------
                                                       ($0.34)           ($0.47)          ($1.09)            ($0.77)         ($0.51)
                                                   ===========       ============    ============       ============    ============

Average number of common shares used in
  computing basic and dilutive (loss)
  income per common share                           10,439,887         9,336,679       7,876,509          6,466,168       6,198,260

Cash and cash equivalents                           $4,694,476        $6,437,542      $4,752,587         $3,533,622      $1,544,451
Investment in discontinued operations                   49,302            49,302         282,383          4,037,432       4,947,500
Total assets                                        12,706,260        16,257,967      10,544,928         12,156,967      11,303,735
Working capital                                      2,551,080         5,163,130       5,805,339          7,798,415       6,715,311
Stockholders' equity                                $4,582,306        $7,662,937      $5,448,757         $6,255,099      $5,237,107
Current ratio                                              1.5               2.0             3.0                3.4             3.5


(a) On April 30, 1998, the Company's Board of Directors decided to discontinue the Company's investment management services business. As a result, the operating results relating to investment management services have been segregated from continuing operations.

(b) Prior year revenues and operating expense data has been conformed to calendar year 2000 presentation. There was no impact on the reported operating loss from continuing operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Important  Notice  Concerning   "Forward-looking   Statements"  in  this  Report
(Including Without Limitation in Items 1 and 7)

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the year ended December 31, 2000), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after December 31, 2000. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after December 31, 2000, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

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

Year Ended December 31, 2000 as Compared to the Year Ended December 31, 1999

         Net Loss from Continuing Operations

         The Company's net loss from continuing operations for the year ended December 31, 2000 was approximately $3.4 million, an improvement of approximately $0.8 million as compared to a net loss from continuing operations of approximately $4.2 million in 1999. The decrease in the operating loss from the prior year is primarily due to the gain of sale of assets of approximately $6.7 million and increased advertising revenues, partially offset by an approximately $4.1 million decrease in investment and other income, an approximately $2.6 million write-down in the carrying value of the Company's investment in VentureHighway.com Inc. and increased promotion and selling and editorial, production and distribution expenses. No income taxes were provided in 2000 or 1999 due to the net loss. The basic and dilutive net loss per weighted average common share for the year ended December 31, 2000 was approximately $0.34, as compared to approximately $0.47 in 1999.

         Print   Publications   operations   provided   a   positive   operating
contribution (before deducting general and administrative ("G&A"), corporate advertising and depreciation and amortization expenses) of approximately $0.1 million for the year ended December 31, 2000, as compared to a negative operating contribution of approximately $0.2 million in 1999. The improvement in operating contribution is primarily due to increased advertising revenues, partially offset by increased promotion and selling, and production and distribution expenses. In the first quarter of 2001, the Company implemented a plan of cost reductions, including personnel reduction and a change in paper, to lower expenses associated with the Print Publications operations.

         Online Services operations provided a negative operating contribution (before deducting G&A, corporate advertising and depreciation and amortization expenses) of approximately $1.7 million for the year ended December 31, 2000, which is comparable to a negative operating contribution of approximately $1.7 million in 1999. Although revenues increased approximately $0.9 million for the year, higher levels of expenses were incurred for the redesign and marketing of
the      Company's      primary      web      site,       individualinvestor.com
(www.individualinvestor.com). In the third quarter of 2000 and the first quarter of 2001, the Company reorganized its Online Services operations, significantly reducing ongoing personnel and technology development expenses.

         Operating Revenues

         Total revenues from continuing operations for the year ended December 31, 2000 increased approximately 12%, to approximately $19.8 million, as compared to approximately $17.7 million in 1999. Revenues for the Online Services revenues increased approximately 38%, to approximately $3.2 million, as compared to approximately $ 2.3 million in 1999. Print Publications revenues increased approximately 8%, to approximately $16.6 million, as compared to approximately $15.4 million in 1999.

         Print Publications advertising revenues for the year ended December 31, 2000 increased approximately 10%, to approximately $11.6 million, as compared to approximately $10.5 million in 1999. Individual Investor magazine's advertising revenues for the year ended December 31, 2000 increased approximately 10%, to approximately $8.3 million, as compared to approximately $7.5 million, in 1999. This change relates primarily to an approximately 13% increase in the net advertising rate per page, partially offset by an approximately 8% decrease in advertising pages sold, as compared to 1999. The decrease in advertising pages sold occurred primarily during the quarter ended December 31, 2000 in tandem with the decline in the various stock market averages, which impacted financial advertising. For the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, Individual Investor magazine's advertising revenues increased approximately 26%, as a result of an approximately 11% increase in advertising pages sold, combined with an approximately 13% increase in the net advertising rate per page. Ticker magazine's advertising revenues for the year ended December 31, 2000 increased approximately 12%, to approximately $3.3 million, as compared to approximately $2.9 million for the year 1999. The assets of Ticker magazine were sold to an unrelated third party during September 2000 for cash consideration of $6 million, less an adjustment for certain current assets and liabilities, and the assumption of certain liabilities, and consequently the 2000 figures for Ticker are derived from nine months of operations whereas the 1999 figures for Ticker are derived from twelve months of operations.

         Online Services advertising revenues for the year ended December 31, 2000 increased by approximately 39%, to approximately $2.8 million, as compared to approximately $2.0 million in 1999. Advertising revenues increased substantially as a result of a growth in page views and advertising impressions on the Company's web sites, together with an increase in the amount of advertising related to the Company's advertising-for-equity transactions, during which the Company granted an advertising credit in exchange for an equity position in the advertiser.

         Print Publications circulation revenues for year ended December 31, 2000 increased approximately 5%, to approximately $3.6 million, as compared to approximately $3.4 million in 1999. Subscription revenues for the year ended December 31, 2000 increased approximately 10%, to approximately $2.8 million, as compared to approximately $2.5 million in 1999. The increase in subscription revenues from the prior year is primarily attributable to a change in the subscriber mix for Individual Investor magazine, with more of the subscriber base being obtained from more profitable direct-to-publisher sources. This increase was partially offset by a reduction in the number of subscribers to Individual Investor's Special Situations Report. Newsstand revenues for the year ended December 31, 2000 decreased approximately 9%, to approximately $0.8 million, as compared to approximately $0.9 million in 1999.

         Print Publications list rental and other revenues for the years ended December 31, 2000 and 1999 were approximately $1.5 million. The year 2000 revenues represent an increase of approximately 9% in list rental revenues attributable to the Individual Investor magazine subscriber lists, offset by a decrease in list rental and other income attributable to Ticker magazine (with respect to which the Company only recorded revenues for nine months in 2000, as opposed to twelve months in 1999, due to the sale of Ticker magazine in September 2000 described above).

         Operating Expenses

         Total operating expenses from continuing operations for the year ended December 31, 2000 increased approximately 5%, to approximately $27.4 million, as compared to approximately $26.2 million in 1999. The rate of increase in operating expenses was significantly lower than the rate of increase of revenues
- which increased approximately 10% for the year ended December 31, 2000, as compared to the year ended December 31, 1999.

         Editorial, production and distribution expenses for the year ended December 31, 2000 increased approximately 8%, to approximately $12.7 million, as compared to approximately $11.8 million in 1999. Online Services production and editorial expenses increased approximately 23%, to approximately $3.5 million, as compared to approximately $2.8 million in 1999. The increase in these Online Services expenses from the prior year is primarily related to higher editorial salaries and consulting fees, increased research costs, and costs associated with enhanced analytical and research tools now available on www.individualinvestor.com. As noted above, the Company has recently reorganized its Online Services operations, significantly reducing ongoing personnel and technology development expenses. Editorial and production expenses associated with its Online Services in the fourth quarter of 2000 were approximately $0.3 million less than the comparable quarter in 1999 and approximately $0.4 million lower than the level of such expenses in the third quarter of 2000. The Company projects that editorial, production and distribution expenses for its Online Services operations will be less than $2.0 million in 2001. Print Publications editorial, production and distribution expenses increased by approximately 3%, to approximately $9.2 million, as compared to approximately $9.0 million in 1999. The increase from the prior year relates primarily to an increase in the average number of pages per issue, as well as higher editorial salaries and related costs.

         Promotion and selling expenses for the year ended December 31, 2000 increased by approximately 11%, to approximately $8.7 million, as compared to approximately $7.8 million in 1999. Online Services promotion and selling expenses for the year ended December 31, 2000 increased approximately 15%, to approximately $1.4 million, as compared to approximately $1.2 million in 1999. The increase from the prior year is primarily attributable to higher marketing and promotion expenses associated with the Individual Investor of the Year(TM) and Magic 25(TM) online trading contests offered by the Company. Print Publications promotion and selling expenses for the year ended December 31, 2000 increased by approximately 10%, to approximately $7.3 million, as compared to approximately $6.7 million in 1999. The increase from the prior year is primarily due to increased marketing and promotion expenses associated with the Individual Investor of the Year(TM) and Magic 25(TM) online trading contests offered by the Company, direct mail campaign and customer activation expenses, increased sales commissions relating to higher sales, and higher recruiting fees as a result of hiring additional in-house sales personnel.

         General and administrative expenses for the year ended December 31, 2000 increased by approximately 4%, to approximately $5.5 million, as compared to approximately $5.3 million in 1999. The increase as compared to 1999 was primarily due to increased salaries and rent expense, partially offset by lower professional and recruiting fees. The Company during the third quarter of 2000 implemented a significant reduction in its general and administrative expenses through reduction in general and administrative personnel. Moreover, the Company in March 2001 was in discussions to sublet a portion of its headquarters office space. In the event that a definitive sublease agreement is executed containing the terms under discussion in March 2001, the Company anticipates that its rent, net of receipts from the anticipated subtenant, would decrease by approximately $600,000 per annum commencing approximately May 1, 2001. There can be no assurance, however, that a definitive sublease agreement upon such terms will be executed or that the Company otherwise will be able to sublet a portion of its New York City corporate office space. The Company did not incur any corporate advertising expenses in the year ended December 31, 2000, as compared to corporate advertising expenses of $0.7 million in 1999. The Company does not anticipate incurring such expenses in 2001.

         Depreciation and amortization expense for the year ended December 31, 2000 increased approximately 7%, to approximately $0.6 million, as compared to approximately $0.5 million in 1999. The increase is attributable to additional depreciation for furniture and fixtures as well as amortization of leasehold improvements, primarily related to the move to the new corporate office in March 1999.

         Gain on Sale of Assets

         Gain on sale of assets for the year ended December 31, 2000 of approximately $6.7 million represents the gain on the sale of two Internet domain names and certain assets related to Ticker magazine and InsiderTrader.com during the third quarter of 2000. No similar transactions were realized in 1999.

         Impairment of Investment

         The Company recorded an impairment of approximately $2.6 million with respect to its investment in VentureHighway.com Inc., acquired in June 1999.

         Investment and Other Income

         Investment and other income for the year ended December 31, 2000 was approximately $0.2 million as compared to approximately $4.3 million in 1999. The decrease is attributable to realized gains from the sale of investments of approximately $4.1 million during the year ended December 31, 1999, offset by interest expense incurred from factoring receivables and the decreased amount of interest income earned in 2000 compared to 1999 due to lower cash balances available for investment.

Year Ended December 31, 1999 as Compared to the Year Ended December 31, 1998

         Net Loss from Continuing Operations

         The Company's net loss from continuing operations for the year ended December 31, 1999 decreased approximately 46%, to approximately $4.2 million, as compared to approximately $7.8 million in 1998. The decrease is due primarily to the realized gains on the sales of investments. While advertising revenues increased for both the Online Services and Print Publications segments (by approximately 83% and 10%, respectively), the increase was more than offset by higher operating expenses, primarily marketing, promotion and corporate advertising expenses.

         Online Services operations provided a negative operating contribution (before deducting G&A, corporate advertising and depreciation and amortization expenses) of approximately $1.7 million for the year ended December 31, 1999, as compared to a negative operating contribution of approximately $2.1 million in 1998. This improvement is due to an approximately 83% increase in advertising revenues, partially offset by higher editorial salaries and consulting fees, as well as increased research salaries and related costs.

         Print Publications operations provided a negative operating contribution (before deducting G&A, corporate advertising and depreciation and amortization expenses) of approximately $0.2 million for the year ended December 31, 1999, as compared to a negative operating contribution of approximately $0.7 million in 1998. This improvement primarily relates to an approximately 10% increase in advertising revenues together with reduced production and distribution costs, offset in part by increased marketing and promotion expenses.

         Operating Revenues

         Total revenues from continuing operations for the year ended December 31, 1999 increased approximately 14%, to approximately $17.7 million, as compared to approximately $15.5 million in 1998. Revenues for the Online Services operations increased approximately 103%, to approximately $2.3 million, as compared to approximately $1.1 million in 1998. Revenues for the Print Publications operations increased approximately 7%, to approximately $15.4 million, as compared to approximately $14.2 million in 1998.

         Print Publications advertising revenues for the year ended December 31, 1999 increased approximately 10%, to approximately $10.5 million, as compared to approximately $9.5 million in 1998. This increase relates primarily to Ticker magazine, which achieved an approximately 24% increase in advertising pages per issue, combined with an approximately 12% increase in the net rate per page sold. Individual Investor magazine's advertising revenues for the year ended December 31, 1999 also increased, due to an approximately 17% increase in the net rate per page, partially offset by an approximately 12% decrease in pages sold.

         Online Services advertising revenues for the year ended December 31, 1999 increased by approximately 83%, to approximately $2.0 million, as compared to approximately $1.1 million in 1998. This increase relates primarily to higher individualinvestor.com (www.individualinvestor.com) advertising revenues resulting primarily from a growth in page views and advertising impressions in 1999 over 1998. The Company does not currently impose a charge for use of individualinvestor.com.

         Print Publications circulation revenues for the year ended December 31, 1999 decreased approximately 2%, to approximately $3.4 million, as compared to approximately $3.5 million in 1998. The decrease relates primarily to a reduction in subscription revenues from Special Situations Report due to a decrease in paid subscribers to approximately 1,900 as of March 2000, as compared to approximately 3,700 as of March 1999. SSR's subscription levels have declined primarily as a result of a low response to direct mail promotions.

         Print Publications list rental and other revenues for the year ended December 31, 1999 increased approximately 10%, to approximately $1.5 million, as compared to approximately $1.4 million in 1998. The increase relates primarily to higher list rental revenues attributable to the Company's improving print subscriber lists, partially offset by a reduction in the sale of reprints from Individual Investor magazine.

         Operating Expenses

         Total operating expenses from continuing operations for the year ended December 31, 1999 increased approximately 11%, to approximately $26.2 million as compared to approximately $23.5 million in 1998. The increase is primarily due to higher marketing, promotion and corporate advertising expenses, as well as increased salaries and related expenses as a result of hiring additional sales personnel.

         Editorial, production and distribution expenses for the year ended December 31, 1999 increased approximately 3%, to approximately $11.8 million, as compared to approximately $11.4 million in 1998. Online Services production and editorial expenses increased approximately 30%, to approximately $2.8 million, as compared to approximately $2.2 million in 1998. The increase is primarily related to higher salaries and consulting fees, as well as increased research-related costs, for the Company's primary web site, individualinvestor.com, together with a full year of production and research costs for InsiderTrader.com, which the Company purchased in November 1998, partially offset by reduced production and outside development costs for individualinvestor.com. Print Publications editorial, production and distribution expenses decreased by approximately 3%, to approximately $9.0 million, as compared to approximately $9.3 million in 1998. This decrease relates primarily to Individual Investor magazine, which had lower paper and postage costs, and reduced manufacturing expenses. These savings were partially offset by increased editorial salaries, manuscript and art costs for both Individual Investor and Ticker magazines.

         Promotion and selling expenses for the year ended December 31, 1999 increased by approximately 15%, to approximately $7.8 million, as compared to approximately $6.8 million in 1998. Online Services promotion and selling expenses for the year ended December 31, 1999 increased by approximately 16%, to approximately $1.2 million, as compared to approximately $1.0 million in 1998. This increase is primarily due to higher marketing and promotion expenses and increased salaries, partially offset by lower advertising commissions due to the use of an in-house sales staff in 1999. Print Publications promotion and selling expenses for the year ended December 31, 1999 increased by approximately 15%, to approximately $6.7 million, as compared to approximately $5.8 million in 1998. The increase relates primarily to increased marketing and promotion expenses, increased salaries and benefits as a result of hiring additional in-house sales personnel, and severance related to an employee termination arrangement, partially offset by reduced newsstand promotion and subscription renewal costs.

         General and administrative expenses for the year ended December 31, 1999 increased by approximately 7%, to approximately $5.3 million, as compared to approximately $5.0 million in 1998. The increase relates primarily to increased rent and other expenses related to the relocation of the Company's corporate office in March 1999, partially offset by reduced recruiting fees.

         Corporate advertising expenses for the year ended December 31, 1999 were $0.7 million as compared to none in 1998. These expenses relate to a corporate trade and consumer brand awareness advertising campaign. The campaign was designed to attract further advertisers to both the online and print operations, spur online traffic growth and to increase awareness of the Company in the financial community.

         Depreciation and amortization expense for the year ended December 31, 1999 increased by approximately 63%, to approximately $0.5 million as compared to approximately $0.3 million in 1998. The increase is attributable to additional depreciation for furniture and fixtures as well as amortization of leasehold improvements, primarily related to the move to the new corporate office.

         Investment and Other Income

         Investment  and other  income  for the year  ended  December  31,  1999 increased to approximately $4.3 million, as compared to approximately $0.2 million in 1998. This is primarily due to realized gains on sales of investments in 1999 of approximately $4.1 million, as compared to approximately $0.1 million in 1998. The gains primarily related to Wit Capital Group, Inc. (approximately $2.8 million), which was obtained as part of an equity-for-advertising arrangement in June 1997 and Kirlin Holding Corp. (approximately $0.9 million) which was obtained in conjunction with an equity-for-advertising transaction involving a Kirlin subsidiary, VentureHighway.com Inc.

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

         There was no net income or loss from discontinued operations for the year ended December 31, 1999, as compared to a net loss of approximately $0.8 million in 1998. No additional loss amounts were recorded by the Company for the year ended December 31, 1999 for discontinued operations because the Company believes that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by the provisions established in 1998.

         The Company's net investment in discontinued operations of $49,302 at December 31, 1999 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services business.

         Net Loss

         The Company's net loss for the year ended December 31, 1999 decreased approximately 51%, to approximately $4.2 million, as compared to a net loss of approximately $8.6 million 1998. No income taxes were provided in 1999 or 1998 due to the net loss. The basic and dilutive net loss per weighted average common share for the year ended December 31, 1999 was $0.47, as compared to approximately $1.09 in 1998.

         Liquidity and Capital Resources

         As of December 31, 2000, the Company had cash and cash equivalents totaling approximately $4.7 million and working capital of approximately $2.6 million. During 2000, the Company received cash proceeds, net of cash expenses, of approximately $6.6 million from the sale of certain assets and approximately $0.1 million in cash from the exercises of stock options. Net cash used in operating activities during 2000 was approximately $7.7 million. The Company's cash and cash equivalents balance of approximately $4.7 million at December 31, 2000 represented a decrease of approximately $1.7 million from the December 31, 1999 balance.

         In August 2000, the Company arranged a line of credit whereby the Company may borrow principal amounts up to $2.0 million secured by certain of its assets. Availability under the facility is based on a formula of a percentage of eligible accounts receivable and provides for interest on direct borrowings at an annual rate equal to prime plus 1.5% plus fees based on the amount of the invoices financed. The term of the line of credit is for a period of two years, subject to certain termination provisions. Total funding pursuant to this line of credit at December 31, 2000 was approximately $0.6 million.

         The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses while continuing to invest in its existing products and, as noted above, the Company recently has implemented changes intended to substantially reduce certain operating and general and administrative expenses. The Company anticipates quarterly losses to continue into 2001. Profitability may be achieved in future periods only if the Company can substantially increase its revenues and/or realize capital gains on investments or the sale of certain assets while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, that additional capital gains will be realized on investments (instead capital losses in fact may be realized) or that certain assets will be sold, or that expenses can be adequately decreased to enable the Company to attain profitability.

         The Company's visibility with respect to advertising revenues in 2001 is poor at the time this report is filed. After three quarters of growth (as compared to the applicable prior year period) in advertising, a sudden and sharp decline (as compared to the applicable prior year period) in advertising began in the fourth quarter of 2000 and has continued into the first quarter of 2001. This slowdown could be followed by an equally sudden and sharp rebound or by continued weakness. The Company also is not able to predict the magnitude of the licensing revenues, if any, that it might obtain in connection with the Company's license of the America's Fastest Growing Companies(TM) Index to Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund to be sponsored by Nuveen and based upon the America's Fastest Growing Companies(TM) Index. The licensing revenue, which the Company would be owed quarterly once the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index began trading, would be almost 100% gross margin as the Company would have essentially no marginal expenses associated with such revenues. As noted above, Nuveen is working to obtain the necessary regulatory approval to commence trading of such an exchange-traded fund but there can be no assurance that Nuveen will obtain the necessary regulatory approval or that the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will commence trading. There also can no assurance that, if it does commence trading, the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will prove to be popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph. In the event that advertising revenues do not rebound and the Company generates little or no revenues with respect to the license of the America's Fastest Growing Companies(TM) index, the Company would need to raise additional capital through the sale of assets and/or securities.

         During the second quarter of 2000, the Company retained The Jordan, Edmiston Group, Inc., the media investment bank, to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company. The Company during the quarter ended September 30, 2000 entered into three separate agreements with unrelated third parties which resulted in net gains on the sale of assets of approximately $6.7 million and which generated net cash proceeds of approximately $6.6 million. In connection with one of these agreements, the Company also issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share.

         The Company believes that its working capital and, if additional resources were necessary, the value it believes it could realize from the sale of assets and/or securities of the Company, should be sufficient to fund its operations and capital requirements through 2001. The Company is continuing its exploration of strategic alternatives, including exploring sources of additional financing and/or sale of assets. There can be no assurance, however, that this process will result in the Company entering into any additional transactions or enhancing shareholder value. In the event that the Company is unable to attain profitability prior to exhausting its existing resources, the Company would need to obtain additional financing or sell certain of its assets in order to sustain operations. Although the Company believes it could obtain additional financing or sell assets if necessary to sustain operation, no assurance can be given that the Company in fact would be able to obtain additional financing or sell additional assets, or as to the terms upon which the Company could do so. Any additional financing could result in substantial dilution of an investor's equity investment in the Company.

Recent Accounting Pronouncement

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formally considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Report

  Consolidated Balance Sheets as of December 31, 2000 and 1999

  Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998


  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998


  Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Individual Investor Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Individual Investor Group, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Individual Investor Group, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New York, New York

March 27, 2001

               INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                      --------------------------
                   ASSETS                               2000           1999
                                                      -----------   ------------

Current assets:

     Cash and cash equivalents                        $ 4,694,476   $ 6,437,542
     Accounts receivable (net of allowances of
       $552,609 in 2000 and $419,048 in 1999)           1,754,200     3,019,710
     Investment in discontinued operations (Note 4)        49,302        49,302
     Prepaid expenses and other current assets          1,036,996       864,851
                                                      -----------   ------------
                   Total current assets                 7,534,974    10,371,405
                                                      -----------   ------------
Investments(Notes 1 and 2)                              2,678,546     2,638,356
Deferred subscription expense                             337,245       383,624
Property and equipment - net (Note 5)                   1,479,105     1,653,659
Security deposits                                         375,580       374,527
Other assets                                              300,810       836,396
                                                      -----------   ------------
                   Total assets                       $12,706,260   $16,257,967
                                                      ===========   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                 $ 2,534,027   $ 3,024,395
     Accrued expenses (Note 6)                            462,800       716,670
     Deferred advertising revenue                       1,987,067     1,467,210
                                                      -----------   ------------
          Total current liabilities                     4,983,894     5,208,275
                                                      -----------   ------------
Deferred advertising revenue                              532,653       938,164
Deferred subscription revenue                           2,607,407     2,448,591
                                                      -----------   ------------
          Total liabilities                             8,123,954     8,595,030
                                                      -----------   ------------
Commitments and contingencies (Note 7)

Stockholders' Equity: (Note 10)

     Preferred stock, $.01 par value, authorized
       2,000,000 shares, 7,880 issued and outstanding
       in 2000 and  10,000 issued and outstanding in 1999      79           100
     Common stock, $.01 par value; authorized 40,000,000
       shares, 8,972,886, issued and outstanding in 2000;
       10,353,901 issued and outstanding in 1999           89,729       103,539
     Additional paid-in capital                        33,576,719    33,421,542
     Warrants                                             872,052       742,079
     Deferred compensation                                (29,490)     (272,038)
     Accumulated deficit                              (29,926,783)  (26,332,285)
                                                      -----------   ------------
          Total stockholders' equity                    4,582,306     7,662,937
                                                      -----------   ------------
          Total liabilities and stockholders' equity  $12,706,260   $16,257,967
                                                      ===========   ============

See Notes to Consolidated Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended December 31,

                                         2000          1999            1998
                                    -------------   ------------   -------------
Revenues:
   Online Services                  $  3,188,022    $ 2,308,186    $  1,136,032
   Print Publications                  6,590,782     15,362,615      14,334,074
                                    -------------   ------------   -------------
     Total revenues                   19,778,804     17,670,801      15,470,106
                                    -------------   ------------   -------------
Operating expenses:

   Editorial, production
       and distribution               12,683,600     11,797,411      11,429,496
   Promotion and selling               8,683,141      7,834,513       6,789,974
   General and administrative          5,494,521      5,291,648       4,964,069
   Corporate advertising                 -              725,867         -
   Depreciation and amortization         557,802        523,715         321,280
                                    -------------   ------------   -------------
   Total operating expenses           27,419,064     26,173,154      23,504,819
                                    -------------   ------------   -------------
Gain on sale of assets                 6,702,219         -              -
                                    -------------   ------------   -------------
Impairment of investment              (2,638,356)        -              -
                                    -------------   ------------   -------------
Operating loss from continuing
 operations                           (3,576,397)    (8,502,353)     (8,034,713)

Investment and other income
   (Note 2)                              170,608      4,309,650         224,213
                                    -------------   ------------   -------------
Net loss from continuing operations   (3,405,789)    (4,192,703)     (7,810,500)
                                    -------------   ------------   -------------
Discontinued operations (Note 3)
  (Loss) income from discontinued
   operations                            -              -              (189,629)
  (Loss) on disposal of discontinued
    operations                           -              -              (591,741)
                                    -------------   ------------   -------------
(Loss) income from discontinued
    operation  -                         -              -              (781,370)
                                    -------------   ------------   -------------
Net loss                             $(3,405,789)   $(4,192,703)   $ (8,591,870)
                                    =============   ============   =============
Basic and dilutive (loss) income per
   common share:
Continuing operations                     ($0.34)        ($0.47)         ($0.99)
Discontinued operations                  -              -                 (0.10)
                                    -------------   ------------   -------------
                                          ($0.34)        ($0.47)         ($1.09)
Net loss per share                  =============   ============   =============

Average number of common shares used
   in computing basic and dilutive
   (loss) income per common share     10,439,887      9,336,679       7,876,509


See Notes to Consolidated  Financial Statements

              INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                               Preferred  Stock      Common Stock        Additional
                                                Shares     Par      Shares        Par     Paid-in                     Deferred
                                                Issued    Value     Issued       Value    Capital         Warrants  Compensation

Balance, December 31, 1997                      -         -        7,146,071   $ 71,461  $ 19,514,363       -           -

Exercise of options - net                       -         -           84,938        850       397,303       -           -

Stock option and warrant transactions           -         -         -             -         -             $453,868      -

Issuance of preferred stock                    10,000      $100     -             -         1,999,900        -          -

Issuance of common stock                        -         -        1,259,842     12,598     4,987,402        -          -

Net loss                                        -         -         -             -         -                -          -

Change in accumulated other comprehensive
 income-(loss)                                  -         -         -             -         -                -          -

Comprehensive loss                              -         -         -             -         -                -          -
__________________________________________________________________________________________________________________________________

Balance, December 31, 1998                     10,000       100    8,490,851     84,909    26,898,968      453,868      -

Exercise of options - net                       -         -          676,247      6,762     2,283,628        -          -

Stock option and warrant transactions           -         -         -             -         -              288,211    ($274,206)

Issuances of common stock for services rendered -         -           39,372        394       115,920        -          -

Amortization of deferred compensation           -         -         -             -         -                -            2,168

Issuance of common stock - Telescan             -         -          779,130      7,791     2,992,209        -          -

Issuance of common stock - Telescan license fee -         -          368,301      3,683     1,130,817        -          -

Net loss                                        -         -         -             -         -                -          -

Preferred stock dividends                       -         -         -             -         -                -          -

Change in accumulated other comprehensive
 income-(loss)                                  -         -         -             -         -                -          -

Comprehensive loss                              -         -         -             -         -                -          -
__________________________________________________________________________________________________________________________________


 Balance, December 31, 1999                    10,000       100   10,353,901    103,539    33,421,542      742,079     (272,038)
Exercise of options - net                       -         -           87,118        871       110,745        -          -

Stock option and warrant transactions           -         -         -             -         -              129,973      127,068

Conversion of preferred to common stock        (2,120)       21      200,000      2,000        (1,979)       -          -

Amortization of deferred compensation           -         -         -             -         -                -          263,137

Issuance of common stock                        -         -          113,000      1,130       188,902        -         (147,657)

Net loss                                        -         -
                                                                    -        -         -          -          -          -
Preferred stock dividends                       -         -

Repurchase common stock                         -         -       (1,781,133)   (17,811)     (142,491)

Comprehensive loss                              -         -         -        -         -          -          -          -

__________________________________________________________________________________________________________________________________

Balance, December 31, 2000                      7,880       $79    8,972,886   $ 89,729  $ 33,576,719     $872,0520    $(29,490)
==================================================================================================================================



                                                                Accumulated
                                                                   Other
                                                  Accumulated  Comprehensive   Comprehensive
                                                  Deficit      Income (Loss)       Loss            Total




Balance, December 31, 1997                      $(13,330,725)         -            -            $ 6,255,099

Exercise of options - net                            -                -            -                398,153

Stock option and warrant transactions                -                -            -                453,868

Issuance of preferred stock                          -                -            -              2,000,000

Issuance of common stock                             -                -            -              5,000,000

Net loss                                          (8,591,870)         -        $(8,591,870)      (8,591,870)

Change in accumulated other comprehensive
 income-(loss)                                                     ($66,493)       (66,493)(a)      (66,493)
                                                                   =========   -----------
Comprehensive loss                                   -              -          $(8,658,363)         -
____________________________________________________________________________________________________________

Balance, December 31, 1998                       (21,922,595)       (66,493)       -              5,448,757

Exercise of options - net                             -            -               -              2,290,390

Stock option and warrant transactions                 -            -               -                 14,005

Issuances of common stock for services rendered       -            -               -                116,314

Amortization of deferred compensation                 -            -               -                  2,168

Issuance of common stock - Telescan                   -            -               -              3,000,000

Issuance of common stock - Telescan license fee       -            -               -              1,134,500

Net loss                                          (4,192,703)      -           $4,192,703)       (4,192,703)

Preferred stock dividends                           (216,987)      -            -                  (216,987)

Change in accumulated other comprehensive             -             66,493          66,493 (a)       66,493
 income-(loss)

Comprehensive loss                                    -                        $(4,126,210)         -
____________________________________________________________________________________________________________

Balance, December 31, 1999                       (26,332,285)      -               -              7,662,937
Exercise of options - net                            -             -               -                111,616

Stock option and warrant transactions                -             -               -                257,041

Conversion of preferred to common stock              -             -               -                -

Amortization of deferred compensation                                              -                263,137

Issuance of common stock                                                           -                 42,375

Net loss                                          (3,405,789)      -           $(3,405,789)      (3,405,789)

Preferred stock dividends                           (188,709)      -               -               (188,709)

Repurchase common stock                              -
                                                                                                   (160,302)
Comprehensive loss                                                             -------------
                                                     -             -           $(3,405,789)         -
                                                                               =============
____________________________________________________________________________________________________________

Balance, December 31, 2000                      $(29,926,783)      -               -            $ 4,582,306
============================================================================================================
(a) Disclosure of change in accumulated other comprehensive income (loss):

                                                       1998           1999
                                                       ----           ----
Unrealized holding (loss) gain arising during period    $959      $4,210,889
Less: Reclassification adjustment for gain
              recognized in net loss                 (67,459)      4,144,396
                                                     --------     ----------
                                                    ($66,493)        $66,493
                                                    =========     ==========


See Notes to Consolidated Financial Statements



                  INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31,
                                                  -------------   -------------------------------
                                                      2000            1999             1998
                                                      ----            ----             ----

Cash flows from operating activities:

Net loss                                          $ (3,405,789)    $ (4,192,703)    $ (8,591,870)
Less:
     (Loss) income from discontinued operations        -               -                (781,370)
                                                  -------------   --------------   --------------
     Loss from continuing operations                (3,405,789)      (4,192,703)      (7,810,500)
Reconciliation of net loss to net cash used in
operating activities:
     Gain on sale of assets                         (6,702,219)         -                -
     Impairment of investment                        2,638,356          -                -
     Depreciation and amortization                     557,802          523,715          321,280
     Stock option and warrant transactions             295,888          350,877          159,909
     Loss on sale of equipment                         -               -                   2,671
     Gain on sale of investments                       -             (4,144,396)         (67,452)
     Changes in operating assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                           626,858         (663,584)         637,173
         Prepaid expenses and other current assets    (275,302)        (214,150)         (14,980)
         Security deposits                              (1,053)          95,100         (334,710)
         Other assets                                  343,078           50,779          (39,817)
         Deferred subscription expense                  46,379          192,613         (149,411)
      Increase (decrease) in:
         Accounts payable and accrued expenses        (543,703)       1,029,413         (185,837)
         Deferred advertising revenue               (2,075,403)        (371,079)        (205,153)
         Deferred subscription revenue                 158,816          202,169         (414,707)
                                                  -------------   --------------   --------------
     Net cash used in operating activities          (8,336,292)      (7,141,246)      (8,101,534)
                                                  -------------   --------------   --------------
Cash flows from investing activities:

Purchase of property and equipment                    (393,850)      (1,568,403)        (353,713)
Proceeds from sale of equipment                        -               -                   3,652
Net proceeds from sale of assets                     6,585,819         -                -
Proceeds from sale of investments                      -              5,841,196          223,556
Purchase of investments                                -               (753,076)        -
Purchase of InsiderTrader.com                          -               -                 (75,000)
Net cash provided by discontinued operations           -                233,081        2,123,851
                                                  -------------   --------------   --------------
     Net cash provided by investing activities       6,191,969        3,752,798        1,922,346
                                                  -------------   --------------   --------------
Cash flows from financing activities:

Proceeds from exercise of stock options                111,616        2,290,390          398,153
Receivables financing                                  638,652         -                -
Purchase of Common stock                              (160,302)        -                -
Proceeds from issuance of preferred stock (Note 9)     -               -               2,000,000
Proceeds from issuance of common stock (Note 9)        -              3,000,000        5,000,000
Preferred stock dividends                             (188,709)        (216,987)        -
                                                  -------------   --------------   --------------
     Net cash provided by financing activities         401,257        5,073,403        7,398,153
                                                  -------------   --------------   --------------
Net increase in cash and cash equivalents           (1,743,066)       1,684,955        1,218,965
Cash and cash equivalents, beginning of period       6,437,542        4,752,587        3,533,622
                                                  -------------   --------------   --------------
Cash and cash equivalents, end of period          $  4,694,476    $   6,437,542    $   4,752,587
                                                  =============   ==============   ==============
See Notes to Consolidated  Financial Statements



                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company") are primarily engaged in providing financial information services. The Company's operating subsidiaries are focused on providing research and analysis of investment information to individuals and investment professionals through two business segments: Print Publications and Online Services. The Company's Print Publications segment publishes and markets Individual Investor, a personal finance and investment magazine and Individual Investor's Special Situations Report, a financial investment newsletter. Between approximately October 1996 and September 2000, the Company's Print Publications segment also included Ticker, a magazine for investment professionals. The Company's Online Services segment includes individualinvestor.com (www.individualinvestor.com). Between approximately November 1998 and September 2000, the Company's Online Services segment also included InsiderTrader.com (www.InsiderTrader.com). In September 2000, the Company sold InsiderTrader.com and Ticker magazine to two different parties in two unrelated transactions (see Note 3). The Company contracts with unaffiliated suppliers for paper, printing, binding, subscription fulfillment, newsstand distribution and list management. See Note 13 for additional information regarding the Company's business segments and operations.

         The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses while continuing to invest in its existing products and, as noted above, the Company recently has implemented changes intended to substantially reduce certain operating and general and administrative expenses. The Company anticipates quarterly losses to continue into 2001. Profitability may be achieved in future periods only if the Company can substantially increase its revenues and/or realize capital gains on investments or the sale of certain assets while controlling increases in expenses. There can be no assurance that revenues will be substantially increased, that additional capital gains will be realized on investments (instead, capital losses in fact may be realized) or that certain assets will be sold, or that expenses can be adequately decreased to enable the Company to attain profitability.

         The Company believes that its working capital and, if additional resources were necessary, the value it believes it could realize from the sale of assets and/or securities of the Company, should be sufficient to fund its operations and capital requirements through 2001. The Company is continuing its exploration of strategic alternatives, including exploring sources of additional financing and/or sale of assets. There can be no assurance, however, that this process will result in the Company entering into any additional transactions or enhancing shareholder value. In the event that the Company is unable to attain profitability prior to exhausting its existing resources, the Company would need to obtain additional financing or sell certain of its assets in order to sustain operations. Although the Company believes it could obtain additional financing or sell assets if necessary to sustain operations, no assurance can be given that the Company in fact would be able to obtain additional financing or sell additional assets, or as to the terms upon which the Company could do so. Any additional financing could result in substantial dilution of an investor's equity investment in the Company.

         Principles of Consolidation - The consolidated financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries:
Individual Investor Holdings, Inc., WisdomTree Capital Management, Inc., WisdomTree Administration, Inc., WisdomTree Capital Advisors, LLC, I.I. Interactive, Inc. I.I. Strategic Consultants, Inc. and Advanced Marketing Ventures, Inc.

         Revenue Recognition - Print Publications advertising and circulation revenues are recognized, net of agency commissions and estimated returns and allowances, when publications are issued. Online Services advertising revenues, primarily derived from the sale of banner advertisements and sponsorships on the Company's web sites, is recognized ratably in the period the advertising is displayed. Deferred subscription revenue, net of agency commissions, is recorded when subscription orders are received. List rental income is recognized, net of agency commissions, when a list is provided. Revenues from equity-for-advertising transactions are recognized during the period in which the advertisements are run.

         The Company, during the third quarter ended September 30, 2000, adopted the accounting treatment of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent with respect to revenues recognized from list rentals. This change required an increase to Online Services revenues for year ended December 31, 1999 and 1998 of approximately $4,000 and $0, respectively, with an equal increase to promotion and selling expenses and an increase to Print Publications revenues for the year ended December 31, 1999 and 1998 of approximately $162,000 and $122,000, respectively, with an equal increase to promotion and selling expenses. This change had no impact on reported net loss for the years ended December 31, 1999 and 1998.

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

         Income Taxes - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

         Investments - Investment represents equity positions in VentureHighway.com Inc., Pricing Dynamics, Inc. (previously ReverseAuction.com, Inc.) and Tradeworx, Inc. There is currently no public market for these securities, and each investment is recorded at its historical cost unless there is an other than temporary decline in its value. In the event that the Company concludes that there is an other than a temporary decline in the recorded value of an investment, the investment will be written down to estimated fair market value.

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

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities reported in the financial statements. Significant accounting estimates used include estimates for sales returns and allowances, loss on discontinued operations, pro forma disclosures regarding the fair value of stock options granted in 2000, 1999, and 1998 and estimated fair market value of investment securities for which no public market exists. Actual results could differ materially from those estimates.

         Recent Accounting Pronouncement -Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formally considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

2.       INVESTMENTS

         Gains on Sale of Investments

         Net realized gains on the sales of investments totaled approximately $4.1 million for the year ended December 31, 1999. There were no comparable gains in the years ended December 31, 2000 and 1998, respectively.

         On June 2, 1999, the Company and Kirlin Holding Corp. ("Kirlin") entered into a Securities Purchase Agreement pursuant to which the Company acquired 600,000 shares of common stock of Kirlin for $750,000 (the share amount has been restated to reflect two 2-for-1 stock splits effected July 30, 1999 and March 1, 2000, respectively). Kirlin contributed all the proceeds of this sale to the capital of its subsidiary, VentureHighway.com Inc. ("VentureHighway"). The shares were subsequently sold during August 1999 for net cash proceeds of approximately $1.7 million, producing a net realized gain of approximately $0.9 million.

         In 1997, the Company acquired 250,000 shares of Wit Capital Group, Inc. Series A Preferred Stock in an equity-for-advertising transaction valued at $250,000. The shares were converted into 175,000 shares of Class C Common Stock due to a 7-for-10 reverse split of Class C Common Stock and the completion of Wit Capital's initial public offering on June 4, 1999. The shares were sold during December 1999 for net cash proceeds of approximately $3.1 million, producing a net realized gain of approximately $2.8 million.

         Other Investments

         On May 4, 2000, the Company and Tradeworx, Inc. ("Tradeworx") entered into an agreement pursuant to which the Company acquired 1,045,000 newly issued shares of common stock of Tradeworx, representing at the time a 7% stake (with warrants to acquire up to 10.5%), on a fully diluted basis, of Tradeworx. The purchase price was paid for in the form of a credit for Tradeworx to use to purchase advertising in the Company's magazines and websites during the 24 months ending August 1, 2002. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $1.1 million. The Company was informed that in January 2001, Tradeworx completed a capital raise pursuant to which Tradeworx raised $3.0 million cash, selling 1,181,102 shares at a price of $2.54 per share (a 134% premium to the value at which the shares are recorded on the Company's books).

         Tradeworx is in the business of developing proprietary software and other financial analytical tools that provide online investment analysis and investment decision support platforms for retail and institutional investors and brokerage firms. There currently is no public market for Tradeworx securities and there is no assurance that the Company will realize any value (and the Company in fact may realize a loss) with respect to its investment in Tradeworx.

         On February 23, 2000, the Company and Pricing Dynamics entered into an agreement pursuant to which the Company acquired 1,166,667 newly-issued shares of common stock of Pricing Dynamics, representing at the time a 3.3% stake (on a fully-diluted basis) of Pricing Dynamics (constituting 7.4% of the then-outstanding shares). The purchase price was paid in the form of a credit for Pricing Dynamics to use to purchase advertising in the Company's magazines and web sites during the 21 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $1.5 million.

         Pricing Dynamics provides e-commerce tools and dynamic pricing software for the business-to- business, business-to-consumer and consumer-to-consumer markets. There currently is no public market for Pricing Dynamics securities and there is no assurance that the Company will realize any value (and the Company may in fact realize a loss) with respect to its investment in Pricing Dynamics.

         On June 2, 1999, the Company, Kirlin and VentureHighway (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 3,308,688 newly issued shares (adjusted to reflect subsequent stock splits) of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock (the other 80.1% of which immediately after the transaction were held by Kirlin). The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and web sites during the 30 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $2.6 million. In December 1999, VentureHighway raised $7.65 million cash, selling 4,284,000 shares at a price of approximately $1.79 per share (adjusted to reflect a subsequent stock split).

         VentureHighway owns and operated VentureHighway.com, a branded web site designed to serve as an interactive portal for the matching of companies seeking funding with qualified investors seeking to fund such companies, and the facilitation of private placements and public offerings of securities of companies. In April 2000, VentureHighway acquired Princeton Securities, Inc., a retail-oriented broker-dealer based in Princeton, New Jersey. In December 2000, VentureHighway suspended the operations of its web site while it is exploring strategic alternatives. During the fourth quarter 2000, the Company became aware of an other than temporary decline in the value of its Venture Highway investment and adjusted the carrying value to estimated fair market value. Accordingly, the Company has taken a charge to operating earnings of approximately $2.6 million.

 3.      SALE OF ASSETS

         In August 2000, the Company agreed to sell two Internet domain names for cash consideration of $1.0 million. In connection with the sale, the Company also issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share and relinquished the right to have its Common Stock trade under the ticker symbol "INDI" on the Nasdaq National Market (the Company began trading under the ticker symbol "IIGP" in October 2000). The fair market value of the issued warrant was approximately $257,000 (see Note
10).

         In September 2000, the Company sold certain assets related to the business of InsiderTrader.com for cash consideration of approximately $500,000 and the assumption of certain liabilities.

         In September 2000, the Company sold certain assets related to Ticker magazine for cash consideration of approximately $6.0 million, less an adjustment for certain current assets and liabilities and the assumption of certain liabilities.

         Realized gain on the sale of assets for the year ended December 31, 2000, represented by these three separate transactions was approximately $6.7 million.

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

         Revenues and investment gains and losses associated with the investment management services in 1998 through April 30, 1998 were approximately ($140,000). The result for such operations in 1998 through April 30, 1998 was a net loss of approximately $190,000.

         On April 30, 1998, the Company recorded a provision of approximately $446,000 to accrue for its share of net operating losses of the domestic investment fund and related costs that are expected to occur until the fund liquidates its investments. From May 1, 1998 to December 31, 1998, additional net operating losses and related costs totaled approximately $145,000. Additional losses were incurred as a result of changes in the market value of the fund's investments. The Company believes that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by provisions established in 1998.

         At December 31, 2000, the domestic investment fund had net assets of approximately $534,000. The Company's net investment in discontinued operations of $49,302 at December 31, 2000 and 1999, represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services.

5.       PROPERTY AND EQUIPMENT

                                                             December 31,
                                                       2000             1999
                                                       ----             ----
           Equipment                                $1,769,307       $1,432,511
           Furniture and fixtures                      621,195          612,857
           Leasehold improvements                      917,050          897,999
                                                    -----------      -----------
                                                     3,307,552        2,943,367
           Less: accumulated depreciation
               and amortization                     (1,828,447)      (1,289,708)
                                                    -----------      -----------
                                                    $1,479,105       $1,653,659
                                                    ===========      ===========

6.       ACCRUED EXPENSES

                                                             December 31,
                                                        2000            1999
                                                        ----            ----
           Accrued commissions and
             employee compensation                    $175,697         $340,129
           Deferred rent credits                        28,288           46,923
           Accrued newsstand promotion expenses         97,481          147,842
           Accrued professional fees                   111,001          127,271
           Other                                        50,333           54,505
                                                    -----------      -----------
                                                      $462,800         $716,670
                                                    ===========      ===========

7.       COMMITMENTS AND CONTINGENCIES

         Litigation -The Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

         Profit Sharing Plan - The Company has a profit sharing plan (the "Plan"), subject to Section 401(k) of the Internal Revenue Code. All employees who complete at least two months of service and have attained the age of 21 are eligible to participate. The Company can make discretionary contributions to the Plan, but none were made in 2000, 1999, and 1998.

         Employment Agreements - The Company has an employment agreement with an officer that contains a provision regarding a potential severance payment in an amount that would not currently be material to the Company.

         Lease Agreements - The Company leases office space in New York City under an operating lease that expires on March 31, 2004. The Company also subleases its former office space in New York City under an operating lease that expires March 1, 2005. Additionally, the Company leases office space in San Francisco and Chicago for use by advertising sale representatives located therein. Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1.2 million $1.0 million and $0.6 million. The New York City leases and sublease provide for escalation of lease payments as well as real estate tax increases. Future minimum lease payments and related sublease rentals receivable with respect to non-cancelable operating leases are as follows:

                              Future Minimum      Rents Receivable
                Year          Rental Payments      Under Sublease
                ----          ------------------------------------
                2001               $1,201,000             $190,000
                2002                1,203,000              195,000
                2003                1,209,000              200,000
                2004                  465,000              205,000
                2005                   36,000               22,000
                Thereafter                  0                    0
                                   ----------             --------
               Total               $4,115,000             $812,000
                                   ==========             ========

         The Company has an outstanding letter of credit totaling $332,500 related to the security deposit for the Company's New York City corporate office space. In March 2001, the Company was in discussions concerning an agreement to sublet approximately 17,000 square feet of its New York City corporate office space, for the period May 1, 2001 through March 31, 2004, at a rental amount in excess of its current cost. There can be no assurance, however, that a definitive sublease agreement upon such terms will be executed or that the Company otherwise will be able to sublet a portion of its New York City corporate office space.

8.       INCOME TAXES

         The Company has available net operating loss carryforwards ("NOL") totaling approximately $23.2 million. Based upon a change of ownership, which transpired in December 1991, the utilization of approximately $2.1 million of pre-change NOL are limited in accordance with Section 382 of the Internal Revenue Code, which affects the amount and timing of when the NOL can be offset against taxable income. The Company also has an unrealized tax loss of approximately $2.6 million related to the impairment of its investment in VentureHighway.com (see Note 2). The tax effects of temporary differences from discontinuing and continuing operations that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000, 1999 and 1998, respectively, are presented below:

                                              2000         1999          1998
                                              ----         ----          ----
      Deferred tax assets:
         Net operating loss carryforwards  $10,426,000  $10,360,000   $8,078,000
         Unrealized tax loss                 1,187,000      -            -
         Tax in excess of book basis
            of investment in fund               71,000       77,000      996,000
         Other                                 498,000      260,000      296,000
                                           -----------  -----------   ----------
         Total                              12,182,000   10,697,000    9,370,000
      Deferred tax liabilities:                -            -            -
                                           -----------  -----------   ----------
                                            12,182,000   10,697,000    9,370,000
      Less: valuation allowance             12,182,000   10,697,000    9,370,000
                                           -----------  ------------  ----------
      Net deferred tax asset               $   -        $   -         $  -
                                           ============ ============  ==========

         The provision for income taxes from continuing operations for the years ended December 31, 2000, 1999 and 1998, respectively, is different than the amount computed using the applicable statutory Federal income tax rate with the difference summarized below:


                                                2000         1999         1998
                                                ----         ----         ----
      Hypothetical income tax benefit
         at the US Federal statutory rate    $(1,192,000)  $(1,467,400)  $2,733,700)
      State and local income taxes benefit,
         less US Federal income tax benefit     (341,000)     (434,800)    (809,900)
      Permanent differences                       48,000      -            -
      Unrealized tax loss                      1,187,000      -            -
      Net operating loss benefit not
         recognized                              298,000     1,902,200    3,543,600
                                             ------------  -----------   -----------
                                             $   -         $   -         $  -
                                             =============  ============ ===========

9.       STOCK OPTIONS

         The Company has five stock option plans: the 1991 Stock Option Plan, the 1993 Stock Option Plan, the 1996 Performance Equity Plan, the 1996 Management Incentive Plan and the 2000 Performance Equity Plan (collectively, the "Plans"). Under the Plans, the Company can issue a maximum of 3,200,000 shares of Common Stock pursuant to stock options and other stock-based awards. Options issued pursuant to the Plans may be exercisable for a period of up to 10 years from the date of the grant. Options granted pursuant to the 1991 Stock Option Plan must be at an exercise price which is not less than the fair market value at the date of grant; options granted pursuant to the other Plans may have, but to date have not had, exercise prices less than the fair market value at the date of grant. The 2000 Performance Equity Plan, which provides for the issuance of up to 1,000,000 shares of Common Stock pursuant to stock options and other stock-based awards, was adopted by the Company's board of directors in February 2000 subject to stockholder approval and was approved by the Company's stockholders in June 2000.

         In addition to the Plans, the Company has options outstanding that were granted outside of the Plans. These options were granted at fair market value at the date of grant and expire at various dates through December 14, 2009.

         On November 19, 1998, the Company's Board of Directors approved an option exchange program which allowed employees to exchange their existing options (vested and unvested) with a per share exercise price greater than $1.25, on a one-for-one basis for new options with a per share exercise price of $1.25, which was above the fair market value of the Company's Common Stock on November 19, 1998, or, alternatively, in the Company's discretion, to amend the employee's existing options to reduce the exercise price to $1.25 per share. The existing options of employees who chose to participate in the program were cancelled or amended. The new options have the same vesting periods as the exchanged options, except that, other than in limited circumstances, the new options were not exercisable prior to May 19, 1999. A total of 1,479,801 options with a weighted average exercise price of $5.34 were exchanged for new options or amended as a result of this program. In accordance with generally accepted accounting principles, the Company did not record compensation expense as a result of the exchange.

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

         Activity in the Plans noted above is summarized in the following table.


                                             2000                       1999                        1998
                                             ----                       ----                        ----
                                                 Weighted                  Weighted                   Weighted
                                                  Average                   Average                    Average
                                                 Exercise                  Exercise                   Exercise
                                     Options        Price      Options        Price       Options        Price
                                    --------------------------------------------------------------------------
Options outstanding,
   January 1                        1,359,601      $2.57      1,663,585      $2.44       1,473,051       $6.29
Granted                               905,909      $2.93        305,405      $3.79       1,646,301       $2.06
Exercised                            (112,618)     $0.99       (489,856)     $3.00         (33,438)      $4.72
Canceled                             (861,849)     $2.67       (119,533)     $2.07      (1,422,329)      $5.93
                                    ----------   --------    -----------   --------     -----------   --------
Balance, December 31                1,291,043      $2.90      1,359,601      $2.57       1,663,585       $2.44
                                    ==========   ========    ===========   ========     ===========   ========


         Options exercisable under the Plans at December 31, 2000, 1999 and 1998, respectively, were 568,527, 578,637, and 396,285, respectively, at weighted average exercise prices of $3.32, $2.83, and $4.99, respectively. At December 31, 2000, 1999 and 1998, respectively, options available for grant under the Plans were 1,138,502, 182,562, and 368,434, respectively, while total shares of Common Stock reserved for future issuances under the Plans were 2,429,545, 1,542,163, and 2,032,019, respectively.

         Options granted outside of the Plans are as follows:

                                             2000                       1999                        1998

                                    --------------------------------------------------------------------------
Options outstanding,
   January 1                        2,495,900      $2.63      1,961,913      $2.59       1,560,496      $5.27
Granted                                     -        -          803,750      $3.17       1,422,500      $1.46
Exercised                                    -       -         (225,763)     $4.15         (51,500)     $4.74
Canceled                             (837,750)     $2.42        (44,000)     $2.89        (969,583)     $5.12
                                    ----------   --------    -----------   --------     -----------   --------
Balance, December 31                1,658,150      $2.73      2,495,900      $2.63       1,961,913      $2.59
                                    ==========   ========    ===========   ========     ===========   ========

         Options granted outside the Plans that were exercisable at December 31, 2000, 1999 and 1998, respectively, were 1,465,566, 1,291,775, and 639,413, respectively, at weighted average exercise prices of $2.72, $2.71, and $4.94, respectively.

         The following table summarizes information about total stock options outstanding at December 31, 2000:


                                    Options Outstanding                                       Options Exercisable
         -------------------------------------------------------------------------     ------------------------------------
                              Number        Weighted-Average                               Number
    Range of Exercise    Outstanding at         Remaining         Weighted-Average     Exercisable at      Weighted-Average
        Prices             12/31/2000      Contractual Life       Exercise Price        12/31/2000         Exercise Price
        ------             ----------      ----------------       --------------        ----------         --------------
        $0.4375- $1.250    1,211,600             5.69                 $1.12               903,350               $1.24
        $1.375 - $3.375      762,500             5.91                 $2.45               494,750               $2.25
        $3.4375- $8.125      975,093             4.71                 $5.19               635,993               $5.71
                           ----------                                                   ---------
                           2,949,193             5.42                 $2.81             2,034,093               $2.88
                           ==========                                                   ==========

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.5%, 5.8%, and 4.7%, respectively; volatility factors of the expected market price of the Company's Common Stock of 87%, 132%, and 99%, respectively; weighted-average fair value of options granted of $2.41, $2.97, and $1.10, respectively; and a weighted-average expected life of the options of 5 years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     2000              1999              1998
                                                     ----              ----              ----
         Net loss from continuing operations:

             As reported                          ($3,405,789)      ($4,192,703)     ($7,810,500)
             Pro forma                            ($3,870,259)      ($5,675,620)     ($8,937,005)
         Loss from continuing operations per
            weighted average common share:

             As reported                               ($0.34)           ($0.47)           ($0.99)
             Pro forma                                 ($0.39)           ($0.63)           ($1.13)


         The impact of the estimated fair value of the options has no effect on the reported loss or income from discontinued operations. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts because additional stock option awards in future years are anticipated.

         On July 19, 2000, the Stock Option Committee, pursuant to the Company's 2000 Performance Equity Plan, awarded 150,000 shares of authorized but unissued Common Stock in the aggregate to certain employees subject to the terms of a restricted stock agreement. 25,500 of such shares have been issued and earned by various employees and earnings for the year ended December 31, 2000 have been charged approximately $42,000 with respect to these shares. An additional 87,500 of such shares have been granted and issued to employees at a compensation value of approximately $148,000, which amount is being amortized ratably over the employment period required to earn such shares. The remaining 37,000 of such shares were forfeited and are available for reissuance.

10.      STOCKHOLDERS' EQUITY

         Repurchase of Common Stock - The Company on December 15, 2000 acquired 1,781,133 shares of its Common Stock from Wise Partners, L.P. ("Wise") and retired the shares. As a result, the Company's outstanding shares of common stock have been reduced approximately 13%, to approximately 9.0 million shares at December 31, 2000 from approximately 10.4 million shares at December 31, 1999. The Company acquired the shares for a purchase price of $0.09 per share, which was significantly below the closing price of the Common Stock on December 15, 2000 of $0.40625 per share. Wise informed the Company that although Wise believed the sales price to be far below the appropriate value for the stake, it was selling the position in order to incur a tax loss during the year to offset taxable gains recorded by the partnership and its partners. Jonathan Steinberg, the Company's Chief Executive Officer, is the general partner of Wise and his father is the limited partner.

         Issuance of Preferred Stock - On December 2, 1998, the Company issued a total of 10,000 shares of Series A Preferred Stock ("Series A Preferred Stock") to two parties unrelated to the Company pursuant to Stock Purchase Agreements, for an aggregate purchase price of $2.0 million. The Series A Preferred Stock has a par value of $.01 per share and a stated value of $200 per share. The Series A Preferred Stock is convertible into the Company's Common Stock at a conversion price of $2.12 per share, subject to adjustment for stock splits, recapitalizations, and the like. Any unconverted shares will be subject to mandatory conversion into the Company's Common Stock on December 31, 2003. The Series A Preferred Stock will be entitled to receive a cumulative ten percent (10%) per annum cash dividend, payable annually on December 31 of each year, commencing December 31, 1999, or, if earlier, upon conversion of the shares of Series A Preferred Stock. The Series A Preferred Stock shall have a liquidation preference of $200 per share plus any accrued and unpaid dividends. Shares of Common Stock into which the Series A Preferred Stock may be converted were registered for resale in October 1999. On September 21, 2000, 2,120 shares Series A Preferred Stock were converted at the conversion price of $2.12 per share into 200,000 shares of Common Stock. At December 31, 2000, 7,880 shares of Series A Preferred Stock remained outstanding.

         Issuances of Common Stock - On September 29, 1999, the Company entered into a Stock Purchase Agreement with Telescan, providing for the sale of 779,130 shares of Common Stock for an aggregate purchase price of $3.0 million, which was based upon one hundred and twenty-five percent (125%) of the average of the closing prices of the Common Stock, as reported by Nasdaq, for the seven business days prior to the date of the closing. Additionally, the Company and Telescan entered into an agreement pursuant to which the Company obtained a three-year license to use several of Telescan's propriety technology and investment tools on the Company's web sites. The Company paid the $1,134,500 license fee by issuing 368,301 shares of Common Stock to Telescan, which was based upon the average of the closing prices of the Company's Common Stock, as reported by Nasdaq, for the seven business days prior to the date of the closing.

         On June 26, 1998, the Company entered into a Stock Purchase Agreement with Wise providing for the sale of 1,259,842 shares of Common Stock for an aggregate purchase price of $5.0 million, which was based on the closing "ask" price of the Common Stock on June 25, 1998. The Company repurchased these shares as part of the total 1,781,133 shares repurchased on December 15, 2000 described above.

         Each of the above sales of Common Stock of the Company was sold pursuant to an exemption from registration under the Securities Act of 1933 (the "Securities Act").

         In 1999, the Company issued a total of 39,372 shares of Common Stock to consultants pursuant to the Plans and recorded expenses totaling $109,251 in connection therewith. No such awards were made in 2000 or 1998.

         Warrants - In 1998, in connection with consulting and recruiting services provided, the Company issued warrants to purchase up to 362,500 shares of Common Stock at exercise prices ranging from $1.1875 to $2.15625. The warrants were valued at $337,113 using the Black-Scholes options pricing model. Of the warrants issued in 1998, 300,000 may be exercised at any time until December 15, 2003 and 62,500 were cancelled during 2000.

         In 1999, in connection with consulting and recruiting services provided, the Company issued warrants to purchase up to 138,750 shares of Common Stock at exercise prices ranging from $2.6255 to $3.40625. The warrants were valued at $288,211 using the Black-Scholes options pricing model. During 2000, 43,750 of the warrants issued in 1999 expired unexercised and 50,000 of the warrants issued in 1999 were cancelled. The remaining warrants issued in 1999 may be exercised at any time until November 28, 2004 with respect to 15,000 shares, and at any time until September 12, 2009 with respect to vested shares under a 30,000-share warrant, 10,000 of which shares vested on September 13, 2000 and 10,000 of which shares vest on each of September 13, 2001 and September 13, 2002 provided that the holder is continuing to render service to the Company on the respective vesting date and other terms and conditions.

         In 2000, in connection with the sale by the Company of two Internet domains for cash consideration of $1.0 million, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share (see Note 3). This warrant may be exercised at any time until August 10, 2003.

11.      ACCOUNTS RECEIVABLE FINANCING

         In August 2000, the Company entered into a securitization facility with an unrelated financial services company. Under the terms of the facility, the Company may transfer an undivided ownership interest in certain trade accounts receivable to the financial services company. The Company receives cash from the third party based on a formula of a percentage of the face value of the eligible transferred receivables, less certain fees. The maximum amount of transferred receivables that may be outstanding under this facility is $2.0 million. The Company pays a variable interest rate (prime plus 1.5%) during the period from when a receivable is transferred until the time the third party collects and remits the balance of the receivable. During 2000, this interest rate averaged approximately 11%. The Company retains the credit risk for any receivable that is transferred and with respect to which the customer subsequently defaults on payment. The Company had no credit losses under this facility during 2000. The Company recorded interest expense of approximately $0.1 million related to this facility during 2000. The amount of transferred receivables at December 31, 2000 was approximately $0.6 million. The securitization facility ends June 30, 2002, subject to earlier termination in accordance with the contract.


12.      LOSS PER COMMON SHARE

         Basic net loss per common share is computed by dividing the net earnings, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the period. Diluted (loss) income per share is computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares during the period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The loss per common share for 2000, 1999, and 1998 is computed based on the weighted average number of shares of Common Stock outstanding during the respective period. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of dilutive loss per common share, as the effect would have been antidilutive.

         The computation of net loss applicable to common shareholders is as follows:

                                                     2000                1999               1998
                                                     ----                ----               ----
Net loss from continuing operations                 ($3,405,789)     ($4,192,703)     ($7,810,500)
Preferred stock dividends                              (188,709)        (216,987)         -
                                                    ------------     ------------     ------------

Net loss from continuing operations applicable
   to common shareholders                            (3,594,498)     (4,409,690)       (7,810,500)
Loss from discontinued operations                       -               -                (781,370)
                                                    ------------     ------------      -----------

Net loss applicable to common shareholders          ($3,594,498)    ($4,409,690)      ($8,591,870)
                                                    ============     ============     ============

13.      SEGMENT INFORMATION

         The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. The Company's Print Publications segment publishes and markets Individual Investor, a personal finance and investment magazine and Individual Investor's Special Situations Report, a financial investment newsletter. Between approximately October 1996 and September 2000, the Company's Print Publications segment also included Ticker, a magazine for investment professionals. The Company's Online Services segment includes individualinvestor.com (www.individualinvestor.com). Between approximately November 1998 and September 2000, the Company's Online Services segment also included InsiderTrader.com (www.InsiderTrader.com). In September 2000, the Company sold InsiderTrader.com and Ticker magazine to two different parties in two unrelated transactions (see Note 3). Substantially all of the Company's operations are within the United States.

         The table below presents summarized operating data for the Company's two business segments, consistent with the way such data is utilized by Company management in evaluating operating results. Any inter-segment revenues included in segment data are not material. The accounting policies utilized in the table below are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. Operating contribution represents the difference between operating revenues less operating expenses (before general and administrative ("G&A") expense, corporate advertising, and depreciation and amortization). Identifiable assets by segment are those assets used in the Company's operations in each business segment. Corporate assets are considered to be cash and cash equivalents, investment in discontinued operations, investments and certain other non-operating assets.



                                                    2000                1999               1998
                                                    ----                ----               ----
Revenues:
  Online Services                                  $3,188,022      $  2,308,186     $ 1,136,032
  Print Publications                               16,590,782        15,362,615      14,334,074
                                                   ------------    -------------   -------------
                                                   $19,778,804     $ 17,670,801     $15,470,106
                                                   ============    =============   =============
Operating contribution  (before G&A, corporate
advertising and depreciation and amortization):

  Online Services                                  ($1,678,479)     ($1,714,259)    $(2,056,633)
  Print Publications                                   90,541          (246,864)       (692,731)
                                                   ------------    -------------   -------------
                                                    (1,587,937)      (1,961,123)     (2,749,364)
Gain from sale of assets                             6,702,219          -                   -
Impairment of investment                            (2,638,356)         -                   -
G&A, corporate advertising and depreciation and
  amortization expense                              (6,052,323)      (6,541,230)     (5,285,349)
Investment and other income                            170,608        4,309,650         224,213
                                                   ------------    -------------   -------------
Net loss from continuing operations               ($ 3,405,789)     $(4,192,703)    $(7,810,500)
                                                   ============    =============   =============

Identifiable assets (a):
  Online Services                                  $ 1,219,312      $ 1,949,481       $ 401,887
  Print Publications                                 2,980,509        4,237,452       3,189,296
  Corporate assets                                   8,506,439       10,071,034       6,953,745
                                                   ------------    -------------   -------------
                                                   $12,706,260      $16,257,967     $10,544,928
                                                   ============    =============   =============


(a) Total expenditures for long-lived assets for the years ended December 31, 2000, 1999 and 1998, respectively, were as follows: Online Services, $64,870, $434,805 and $51,092, respectively; Print Publications, $259,479,
      $823,023 and $235,809,  respectively; and Corporate, $69,503, $310,575 and
      $401,522, respectively.


14.      SUPPLEMENTARY INFORMATION -  SELECTED QUARTERLY DATA (Unaudited)

                                                                       2000 Quarters

                                                     1st              2nd              3rd             4th
                                                     ---              ---              ---             ---
Revenues                                            $6,212,650       $5,232,291      $5,223,413      $3,110,450
Operating expenses                                   7,877,532        7,160,754       6,994,034       5,386,744
Gain on sale of assets                                 -                -             6,702,219         -
Impairment of investment                               -                -               -            (2,638,356)
                                                   ------------     ------------     -----------    ------------
Operating (loss) income                             (1,664,882)      (1,928,463)      4,931,598      (4,914,650)
Investment and other income                             68,299           58,518          24,640          19,151
                                                   ------------     ------------     -----------    ------------
Net (loss) income                                  ($1,596,583)     ($1,869,945)     $4,956,238     ($4,895,499)


                                                   ------------     ------------     -----------    ------------
Basic(loss)income per common share:                     ($0.16)          ($0.19)          $0.47          ($0.47)
                                                   ------------     ------------     -----------    ------------


Average number of common shares used in
   computing basic (loss) income per
   common share                                     10,363,991       10,392,173      10,413,519      10,485,781

Dilutive (loss) income per common share                 ($0.16)          ($0.19)          $0.44          ($0.47)
                                                   ------------     ------------     -----------    ------------

Average number of common shares used in
   computing dilutive (loss) income per
   common share                                     10,363,991       10,392,173      11,182,167      10,485,781



                                                                       1999 Quarters

                                                     1st              2nd              3rd               4th
                                                     ---              ---              ---               ---
Revenues                                            $4,038,776      $ 3,740,343     $ 4,495,331     $ 5,396,351
Operating expenses                                   5,913,475        6,056,896       6,670,502       7,532,281
                                                   ------------    -------------   -------------    ------------
Operating loss                                      (1,874,699)      (2,316,553)     (2,175,171)     (2,135,930)
Investment and other income                            556,567           39,827         798,352       2,914,904
                                                   ------------    -------------   -------------    ------------
Net (loss) income                                  ($1,318,132)     ($2,276,726)    ($1,376,819)       $778,974

                                                   ------------    -------------   -------------    ------------
Basic (loss) income per common share:                   ($0.15)          ($0.25)         ($0.15)          $0.05
                                                   ------------    -------------   -------------    ------------

Average number of common shares used in
  computing basic (loss)
  income per common share                            8,786,599        9,016,759       9,188,724      10,339,200

Dilutive (loss) income per common share                 ($0.15)          ($0.25)         ($0.15)          $0.05
                                                   ------------    -------------   -------------    ------------

Average number of common shares used in
   computing dilutive (loss) income per
   common share                                     8,786,599         9,016,759       9,188,724      11,282,596


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 as to directors is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

                  The information required by this Item 11 is incorporated by reference to the information captioned "Election of Directors - Executive Compensation" included in the Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

         The  information  required by this Item 12 is incorporated by reference
to  the  information   captioned  "Voting  Securities"  included  in  the  Proxy
Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this Item 13 is incorporated by reference to the information captioned "Election of Directors - Related Transactions" included in the Proxy Statement.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         The following financial statements of the Registrant are filed as part of this report:

         Independent Auditors' Report;
         Consolidated Balance Sheets as of December 31, 2000 and 1999; Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998;
         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998;
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998; and
         Notes to Consolidated Financial Statements




(a) (3)  Exhibits

 Exhibit No.                    Description                                                                      Method of Filing

     3.1        Amended   and   Restated   Certificate   of   Incorporation   of    Incorporated by reference to Exhibit 3.2 to the
                Registrant, as amended  through  June 22, 1999                      Form 10-Q for the quarter ended June 30, 1999
                                                                                    (the "6/99 Form 10-Q")

     3.2        Bylaws of Registrant amended through April 27, 1999                 Incorporated by reference to Exhibit 3.3 to the
                                                                                    6/99 Form 10-Q

     4.1        Specimen Certificate for Common Stock of Registrant                 Incorporated by reference to Exhibit 4.1 to the
                                                                                    Registrant's Registration Statement on Form S-18
                                                                                    (File No. 33-43551-NY) (the "Form S-18")

     4.2        Certificate of Designations,  Preferences and Other Rights and      Incorporated by reference to Exhibit 10.1 to the
                Qualifications of Series A Preferred Stock                          Form 8-K filed  December 14, 1998 (the "12/14/98
                                                                                    Form 8-K")

     4.3        Stock Purchase Agreement dated as of November 30, 1998              Incorporated by reference to Exhibit 10.1 to the
                between Registrant and Great American Insurance Company             12/14/98 Form 8-K

     4.4        Stock Purchase Agreement dated as of November 30, 1998              Incorporated by reference to Exhibit 10.2 to the
                between Registrant and Great American Life Insurance                12/14/98 Form 8-K
                Company

    10.1+       Indemnification Agreement dated as of August 19, 1991,              Incorporated by reference to Exhibit 10.2 to the
                between Registrant and Bruce L. Sokoloff                            Form S-18

    10.2+       Indemnification Agreement dated as of August 19, 1991,              Incorporated by reference to Exhibit 10.3 to the
                between Registrant and Jonathan L. Steinberg                        Form S-18

    10.3+       Indemnification Agreement dated as of June 19, 1996,                Incorporated by reference to Exhibit 10.4 to the
                between Registrant and Peter M. Ziemba                              Form 10-K for the year ended December 31, 1998
                                                                                    (the "1998 Form 10-K")

    10.4+       Indemnification Agreement dated as of June 17, 1998,                Incorporated by reference to Exhibit 10.1 to the
                between Registrant and S. Christopher Meigher III                   Form 10-Q for the quarter ended March 31, 1999

    10.5+       Indemnification Agreement dated as of September 14,                 Incorporated by reference to Exhibit 10.6 to the
                1998, between Registrant and Gregory E. Barton                      Form 10-Q for the quarter ended September 30,
                                                                                    1998 (the "9/98 Form 10-Q")

    10.6+       Indemnification Agreement dated as of December 15, 1999,            Incorporated by reference to Exhibit 10.2 to the
                between Registrant and E. Drake Mosier                              Form 10-Q for the quarter ended March 31, 2000

    10.7+       Agreement with Robert Schmidt dated May 25, 1998                    Incorporated by reference to Exhibit 10.1 to the
                                                                                    Form 10-Q for the quarter ended June 30, 1998
                                                                                    ("6/98 Form 10-Q")

    10.8+       Agreement with Scot Rosenblum dated June 20, 1998                   Incorporated by reference to Exhibit 10.2 to the
                                                                                    6/98 Form 10-Q

    10.9+       Agreement with Michael J. Kaplan dated April 1, 1998                Incorporated by reference to Exhibit 10.1 to the
                                                                                    Form 10-Q for the quarter ended March 31, 1998

    10.10+      Indemnification Agreement dated as of September 14, 1998            Incorporated by reference to Exhibit 10.5 to the
                between Registrant and Brette Popper                                9/98 Form 10-Q

    10.11+      Indemnification Agreement dated as of October 8, 1998               Incorporated by reference to Exhibit 10.3 to the
                between Registrant and Henry G. Clark                               9/98 Form 10-Q

    10.12+      Indemnification Agreement dated as of August 16, 1999               Incorporated by reference to Exhibit 10.5 to the
                between Registrant and David H. Allen                               Form 10-Q for the quarter ended September 30,
                                                                                    1999

    10.13+      Form of 1991 Stock Option Plan of Registrant                        Incorporated by reference to Exhibit 10.13 to
                                                                                    the Form S-18

    10.14+      Form of 1993 Stock Option Plan of Registrant                        Incorporated by reference to Exhibit 4.2 to the
                                                                                    Registrant's Registration Statement on Form S-8
                                                                                    (File No. 33-72266)

    10.15+      Form of 1996 Performance Equity Plan of Registrant                  Incorporated by reference to Exhibit 10.43 to
                                                                                    the Form 10-KSB for the year ended December 31,
                                                                                    1995  ("1995 Form 10-KSB")

    10.16+      Form of 1996 Management Incentive Plan of Registrant                Incorporated by reference to Exhibit  4.10 to
                                                                                    the Registrant's Registration Statement on Form
                                                                                    S-8 (File No. 333-17697)

    10.17+      Form of 2000 Performance Equity Plan of Registrant                  Incorporated by reference to Appendix A to
                                                                                    definitive Proxy Statement dated May 17, 2000

    10.18+      Form  of  Stock  Option  Agreement  dated  as  of  May  9,  1997    Incorporated  by  reference  to  Exhibit  10.4
                between Registrant and each of Jonathan  Steinberg, between         to  the Form 10-QSB for the quarter ended June
                Robert Schmidt, Scot Rosenblum,  and Michael Kaplan                 30, 1997


    10.19+      Agreement dated as of November 19, 1998 between Jonathan            Incorporated by reference to Exhibit 10.21 to
                Steinberg and the Registrant                                        the 1998 Form 10-K

    10.20+      Stock Option Agreement dated as of September 14, 1998               Incorporated by reference to Exhibit 10.4 to the
                between Registrant and Gregory E. Barton                            9/98 Form 10-Q

    10.21+      Employment Agreement dated as of July 21, 1998 between              Incorporated by reference to Exhibit 10.3 to the
                Registrant and Gregory E. Barton                                    9/98 Form 10-Q

    10.22+      Employment Agreement dated as of December 7, 2000                   Filed herewith
                between Registrant and Howard B. Lorch

    10.23       Trademark   License   Agreement   dated  as  of  June  19,  1992    Incorporated  by  reference  to  Exhibit  10.25
                between Registrant  and the American  Association of Individual     to the Form 10-KSB for the year ended December
                Investors, Inc.                                                     31, 1992

    10.24       Form of Partnership Agreement for WisdomTree Associates,            Incorporated by reference to Exhibit 10.37 to
                L.P.                                                                the Form 10-KSB for the year ended  December 31,
                                                                                    1994 ("1994 Form 10-KSB")

    10.25       WisdomTree Capital Advisors, LLC Agreement dated as of              Incorporated by reference to Exhibit 10.38 to
                November 1, 1995                                                    the 1994 Form 10-KSB

    10.26       Agreement dated as of December 1, 1995 between WisdomTree           Incorporated by reference to Exhibit 10.39 to
                Offshore L.T.D., WisdomTree Capital Management, Inc. and            the 1994 Form 10-KSB
                WisdomTree Capital Advisors, LLC

    10.27       Office sublease dated as of December 8, 1995 between                Incorporated by reference to Exhibit 10.41 to
                Registrant and Porter Novelli, Inc.                                 the 1995 Form 10-KSB

    10.28       Office sublease dated as of January 1996                            Incorporated by reference to Exhibit 10.42 to
                between Registrant and VCH Publishers, Inc.                         the 1995 Form 10-KSB

    10.29       Lease dated as of November 30, 1998 between Registrant              Incorporated by reference to Exhibit 10.31 to
                and 125 Broad Unit C LLC                                            the 1998 Form 10-K

    10.30       Office Lease dated as of January 10, 1994 between                   Incorporated by reference to Exhibit 10.22 to
                Registrant and 333 7th Ave. Realty Co.                              the Form 10-KSB for the year ended December 31,
                                                                                    1993

    10.31       Agreement dated as of June 2, 1999 between Registrant,              Incorporated by reference to Exhibit 10.1 to the
                Kirlin Holding Corp. and VentureHighway.com Inc.                    Form 8-K filed June 16, 1999 (the "6/16/99 Form
                                                                                    8-K")
    10.32       Stockholder Agreement dated as of June 2, 1999 between              Incorporated by reference to Exhibit 10.2 to the
                Registrant, Kirlin Holding Corp. and VentureHighway.com             6/16/99 Form 8-K
                Inc.

    10.33       Securities Purchase Agreement dated as of June 2, 1999              Incorporated by reference to Exhibit 10.3 to the
                between Registrant and Kirlin Holding Corp.                         6/16/99 Form 8-K

    10.34       Form of Warrant dated as of December 16, 1998                       Incorporated by reference to Exhibit 10.1 to the
                                                                                    6/99 Form 10-Q

    10.35       Letter dated as of April 28, 1999 between Registrant,               Incorporated by reference to Exhibit 10.2 to the
                Great American Life Insurance Company and Great American            6/99 Form 10-Q
                Insurance Company

    10.36       Stock Purchase Agreement dated as of September 29, 1999             Incorporated by reference to Exhibit 10.8 to the
                between Registrant and Telescan, Inc.                               Registrant's Registration Statement on Form S-3
                                                                                    dated October 29, 1999 (File No. 333-89933) (the
                                                                                    "10/29/99 Form S-3")

    10.37       Letter Agreement dated as of September 29, 1999 between             Incorporated by reference to Exhibit 10.9 to the
                Registrant and Telescan, Inc.                                       10/29/99 Form S-3

    10.38       Factoring   Agreement   dated  as  of  August  1,  2000  between    Incorporated  by  reference  to  Exhibit  10.1
                SYSTRAN Financial Services Corporation and Registrant,              to  the for the quarter ended September  30,
                 Form 10-Q  as amended  (                                           2000 the "9/00 Form 10-Q")

    10.39       Asset Purchase Agreement dated as of September 28, 2000             Incorporated by reference to Exhibit 10.2 to the
                between Registrant and 123Jump.com, Inc.                            9/00 Form 10-Q

    10.40       Stock Purchase Agreement dated as of December 15, 2000              Filed herewith
                between Registrant and Wise Partners, L.P.

      11        Computation of (Loss) Income Per Share                              Filed herewith
      21        Subsidiaries of the Registrant                                      Filed herewith
     23.1       Consent of Independent Auditors-Deloitte & Touche LLP               Filed herewith

      99        Risk Factors                                                        Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INDIVIDUAL INVESTOR GROUP, INC.
Date:  April 2, 2001

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



 Signature                       Title                                     Date

/s/ Jonathan L. Steinberg        Chief Executive Officer and
Jonathan L. Steinberg            Director                          April 2, 2001

/s/ Gregory E. Barton            Vice President, Chief Financial
Gregory E. Barton                Officer (Principal Financial      April 2, 2001
                                 Officer)

/s/ Howard B. Lorch              Vice President, Controller
Howard B. Lorch                  (Principal Accounting Officer)    April 2, 2001

/s/ S. Christopher Meigher III   Director                          April 2, 2001
S. Christopher Meigher III



E. Drake Mosier                  Director                          April 2, 2001


/s/ Bruce L. Sokoloff            Director                          April 2, 2001
Bruce L. Sokoloff

/s/ Peter M. Ziemba              Director                          April 2, 2001
Peter M. Ziemba

                                December 7, 2000

Mr. Howard Lorch

Dear Howard:

         Congratulations! On behalf of Individual Investor Group, Inc., I'm pleased to extend to you a formal offer of employment to join the Company as Vice President, Controller. We are excited to have you on our team in this important position and confident that you will make a meaningful contribution to our future success.

         Upon commencement of employment, your annualized salary will be $140,000. In addition to your salary, you will be granted options ("Options") to purchase 30,000 shares of the Company's common stock, one-quarter of which Options shall vest on each of the first four anniversaries of the Start Date (defined below). The per-share exercise price of the Options will be the market value of the stock the day prior to the Start Date. Your employment shall commence as of January 1, 2001 (the "Start Date").

         You shall be eligible for coverage under the Company's comprehensive benefits plan, which includes medical, dental, life insurance and long-term disability, commencing on the Start Date. In addition, after you have remained employed for sixty days, you will have the option to invest up to 20% of your annual salary (subject to an annual limit of $10,500) in a 401(k) retirement plan upon the next available enrollment date (currently the enrollment dates are January 1, April 1, July 1 and October 1). (Note that the Company does not make contributions to the plan.) On January 1, 2001, the Company shall pay you a starting bonus of $893.84. You shall be entitled to three (3) weeks of paid vacation per year, in accordance with and subject to the Company's vacation policy.

         Your employment with the Company is "at will" which means that your employment can be terminated with or without cause, and with or without notice, at any time, at the option of either the Company or yourself. If, however, the Company terminates your employment without cause between the Start Date and the first anniversary of the Start Date, the Company shall pay you a severance payment equal to $70,000, provided that you execute a full release of the Company in a form provided by the Company. The severance payment shall be within thirty days of your termination without cause, or if later, seven days after your execution of the full release. In addition, if the Company terminates your employment without cause within six (6) months of a change in control, any shares of the Options granted in connection herewith that would have vested due to the passage of time had you remained employed for an additional twelve (12) months from your termination shall become immediately vested. As used in this paragraph, (a) "cause" shall mean your commission of a felony, fraud or any other act of willful misconduct that is materially injurious to the Company and
(b) "change in control" shall mean (i) a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction (but excluding any transfers between any persons who are under common control), or (ii) the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or dissolution of the Company.

        This letter sets forth all of the terms relating to your potential employment by the Company, and supersedes all other discussions, whether written or oral. The terms relating to your actual or potential employment by the Company may not be modified or amended except in writing signed by both parties. A signature received via facsimile shall be deemed an original for all purposes.

         Please indicate by your signature below, on or before December 8, 2000, your agreement with the terms set forth above (and please mail your signature to me). Again, we are happy to have you join the Company at this exciting time and look forward to your important contributions to our success.

                                           Sincerely,

                                           INDIVIDUAL INVESTOR GROUP, INC.


                                       By: /s/ Gregory Barton

                                           Gregory E. Barton

                                           Vice President, Business Development,
                                           Finance and Legal Affairs,
                                           Chief Financial Officer and
                                           General Counsel


AGREED AND ACCEPTED:




/s/ Howard Lorch  Date:  December 7, 2000
----------------         ----------
Howard Lorch

 This  STOCK  PURCHASE  AGREEMENT,   dated  as  of  December  15,  2000
("Agreement"), is between Wise Partners, L.P., a Delaware limited partnership with an address at c/o Jonathan Steinberg, 125 Broad Street, 14th Floor, New York, New York 10004 ("Seller"), and Individual Investor Group, Inc., a Delaware corporation with its principal offices at 125 Broad Street, 14th Floor, New York, New York 10004 ("Buyer").

          WHEREAS, Seller desires to sell to Buyer, and Buyer desires to purchase from Seller, an aggregate of 1,781,133 shares of common stock, $.01 par value per share ("Common Stock"), of Buyer, on the terms and conditions set forth in this Agreement.

          IT IS AGREED:

          1. Purchase and Sale of Shares. Subject to the terms and conditions herein set forth, Seller hereby agrees to sell 1,781,133 shares of Common Stock ("Purchased Shares"), and Buyer hereby agree to purchase from Seller the Purchased Shares for an aggregate purchase price of $160,301.97 [$.09 per Purchased Share] ("Purchase Price").

          2. Closing Procedure. Seller hereby delivers to Buyer the stock certificates representing the Purchased Shares and stock powers duly endorsed for transfer of the Purchased Shares, with signature Medallion Guaranteed. Buyer hereby delivers the Purchase Price to Seller by wire transfer to an account designated by Seller.

          3. Representations of Seller. Seller hereby represents and warrants to Buyer the following representations and warranties.

             (a) Seller is the holder of record and beneficial owner of the Purchased Shares free and clear of any security interests, liens or encumbrances, and Seller has not granted to any person or persons any options or other rights to buy, or proxies or other rights to vote, the Purchased Shares.

             (b) Seller has full legal power to execute and deliver this Agreement and to perform its obligations hereunder. All acts required to be taken by Seller to enter into this Agreement and to carry out the transactions contemplated hereby have been, or prior to the Closing Date shall have been, properly taken; and this Agreement constitutes a legal, valid and binding obligation of Seller, enforceable in accordance with its terms. The execution, delivery and performance of this Agreement by Seller in accordance with its terms will not, with or without the giving of notice or the passage of time, or both, conflict with, result in a default, right to accelerate or loss of rights under, or result in the creation of any encumbrance pursuant to, or require the consent of any third party or governmental authority pursuant to, (i) the partnership agreement pursuant to which Seller was created and any operating agreement pursuant to which Seller is governed or (ii) any franchise, mortgage, indenture or deed of trust or any material lease, license or other agreement or any law, regulation, order, judgment or decree to which Seller is a party or by which Seller (or any of his assets, properties, operations or businesses) may be bound, subject to or affected.

             (c) In the sale of the Purchased Shares hereunder, Seller is not relying on any state of facts about Buyer set forth in the public disclosure documents of Buyer which have been filed with or disclosed to the Securities and Exchange Commission or with any other public body or any news wire service. The sale of the Purchased Shares is being motivated by certain tax requirements of Seller and Seller has obtained several proposals from independent third parties for the purchase of the Purchased Shares immediately prior to its entry into this Agreement, each of which has been evaluated by Seller in conjunction with its decision to sell the Purchased Shares to Buyer.

          4. Representations and Warranties of Buyer. Buyer hereby represents and warrants to Seller that:

             (a) Buyer has full legal power to execute and deliver this Agreement and to perform its obligations hereunder. All acts required to be taken by Buyer to enter into this Agreement and to carry out the transactions contemplated hereby have been, or prior to the closing described in Section 2 hereof shall have been, properly taken; and this Agreement constitutes a legal, valid and binding obligation of Buyer enforceable in accordance with its terms. The execution, delivery and performance of this Agreement by Buyer in accordance with its terms will not, with or without the giving of notice or the passage of time, or both, conflict with, result in a default, right to accelerate or loss of rights under, or result in the creation of any encumbrance pursuant to, or require the consent of any third party or governmental authority pursuant to (i) any provision of the certificate of incorporation or by-laws, if any, of Buyer, or (ii) any franchise, mortgage, indenture or deed of trust or any material lease, license or other agreement or any law, regulation, order, judgment or decree to which Buyer is a party or by which Buyer (or any of its assets, properties, operations or businesses) may be bound, subject to or affected.

          5. Indemnification. Seller shall indemnify and hold harmless Buyer and its successors and assigns from and against any losses, damages, expenses or liabilities, including, without limitation, reasonable attorneys' fees, which may be sustained, suffered or incurred by Buyer and its successors and assigns, arising from or in connection with the breach of any of Seller's covenants, representations, warranties, agreements, obligations or undertakings hereunder. Buyer shall indemnify and hold harmless Seller and its successors, and assigns, from and against any losses, damages, expenses or liabilities, including, without limitation, reasonable attorneys' fees, which may be sustained, suffered or incurred by Seller arising from or in connection with the breach of any of Buyer's representations or warranties hereunder.

          6. Miscellaneous.

             (a) The warranties, representations, covenants and indemnities of Seller and Buyer contained in or made pursuant to this Agreement shall survive the closing of the transaction contemplated by this Agreement and shall in no way be affected by any investigation of the subject matter thereof made by or on behalf of Buyer or Seller.

             (b) This Agreement shall be binding upon and inure to the benefit of each party hereto, and its respective successors and assigns. This Agreement constitutes the entire understanding and agreement between the parties with regard to the subject matter hereof and may not be amended or modified except by a written agreement specifically referring to this Agreement signed by all the parties. No waiver of any breach or default hereunder shall be considered valid unless in writing and signed by the party giving such waiver, and no such waiver shall be deemed a waiver of any subsequent breach or default of the same or similar nature.

             (c) This Agreement shall be governed by and construed under the internal laws of the State of New York, disregarding any principles of conflicts of laws.

             (d) Each party represents that it neither is nor will be obligated for any finder's fee or commission in connection with this transaction.

             (e) In the event that any provision of this Agreement would be held to be invalid, prohibited or unenforceable in any jurisdiction for any reason, unless such provision is narrowed by judicial construction, this Agreement shall, as to such jurisdiction, be construed as if such invalid, prohibited or unenforceable provision had been more narrowly drawn so as not to be invalid, prohibited or unenforceable. If, notwithstanding the foregoing, any provision of this Agreement would be held to be invalid, prohibited or unenforceable in any jurisdiction for any reason, such provision, as to such jurisdiction, shall be ineffective to the extent of such invalidity, prohibition or unenforceability, without invalidating the remaining portion of such provision or the other provisions of this Agreement of affecting the validity or enforceability of such provision in any other jurisdiction.

          IN WITNESS WHEREOF, the parties have duly executed and delivered this Agreement as of the date first above written.

SELLER:

WISE PARTNERS, L.P.

/s/ Jonathan L. Steinberg

---------------------------------------
Jonathan L. Steinberg, General Partner

BUYER:

INDIVIDUAL INVESTOR GROUP, INC
---------------------------------------


/s/ Gregory E. Barton

-------------------------------------------
Gregory E. Barton, Vice President, Business
Development, Finance and Legal Affairs and
Chief Financial Officer

                                                                      EXHIBIT 11

                          COMPUTATION OF LOSS PER SHARE



                                                  2000            1999            1998

Net loss from continuing operations (a)       ($3,405,789)    ($4,192,703)    ($7,810,500)

Preferred stock dividends                        (188,709)       (216,987)        -
                                              ------------    ------------    ------------
Net loss from continuing operations
applicable to common shareholders              (3,594,498)     (4,409,690)     (7,810,500)

(Loss) income from discontinued operations        -                -             (781,370)
                                              -------------   ------------    ------------
Net loss applicable to common shareholders    ($3,594,498)    ($4,409,690)    ($8,591,870)
                                              ============    ============    ============

Basic and dilutive (loss) income per
   common share:
                  Continuing operations            ($0.34)         ($0.47)         ($0.99)
                  Discontinued operations        -               -                  (0.10)
                                              ------------    ------------    ------------
                  Total                            ($0.34)         ($0.47)         ($1.09)
                                              ============    ============    ============


Weighted average number of common shares
used in computing basic and dilutive (loss)
income per common share                        10,439,887       9,336,679       7,876,509
                                              ===========     ============    ============


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

WisdomTree Capital Advisors, LLC (inactive)                New York






                                                                    EXHIBIT 23.1



INDEPENDENT AUDITORS' CONSENT



To the Board of Directors and Stockholders of Individual Investor Group, Inc.

We consent to the incorporation by reference in Registration Statements Nos. 33-74846 and 333-89933 on Form S-3 and Registration Statements Nos. 33-72266, 33-85910, 333-17697 and 333-89939 on Form S-8 of Individual Investor Group, Inc. and subsidiaries of our report dated March 27, 2001, appearing in this Annual Report on Form 10-K of Individual Investor Group, Inc. and subsidiaries for the year ended December 31, 2000.



DELOITTE & TOUCHE LLP
New York, New York

April 2, 2001

                                                                      EXHIBIT 99

                              CERTAIN RISK FACTORS

                              Dated: April 2, 2001

You should carefully consider these risks, as well as those described in our most recent Form 10-K, Form 10-Q and Form 8-K filings, before making an investment decision. The risks described below are not the only risks we face. Additional risks may also impair our business operations. If any of the following risks occur, our business, operating results or financial condition could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment. In the risk factors below, the word "web," refers to the portion of the Internet commonly referred to as the "world wide web."

We will need to raise additional capital in the future. Our current levels of revenues are not sufficient to cover our expenses. We intend to control our operating expenses while continuing to invest in its existing products - and, as noted in the Form 10-K, we recently implemented changes intended to substantially reduce certain operating and general and administrative expenses. Because we expect continuing net losses, we likely will need to raise additional capital in the future. We believe that our working capital the value we believe we could realize from the sale of assets and/or securities should be sufficient to fund our its operations and capital requirements through 2001. During the second quarter of 2000, we retained The Jordan, Edmiston Group, Inc., the media investment bank, to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company. In September 2000, we sold certain assets, including Ticker magazine and InsiderTrader.com that generated net cash proceeds of approximately $6.6 million. We are continuing to explore strategic alternatives, including exploring sources of additional financing and/or sale of assets. We cannot assure you, however, that we will be able to obtain additional financing or sell any assets. We also cannot assure you as to the terms upon which such additional financing or sale of assets could be consummated if we are able to obtain additional financing or sell assets. It is possible that any additional financing or sale of assets could result in a substantial dilution of an investor's equity interest in us. If we are unable to obtain additional financing or sell assets prior to exhausting our existing resources, or if we only could consummate such financing or sale of assets on unfavorable terms, our ability to continue operations and the value of our common stock would be materially adversely affected.

We have a history of losses and we anticipate that our losses will continue in the future. As of December 31, 2000, we had an accumulated deficit of approximately $30 million. Since inception, the only calendar year during which we were profitable was 1995. We expect to continue to incur operating losses into 2001. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

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

We face intense competition in both our print publications business and our online services business. A large number of financial news and information sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue and the number of competitors might increase. These competitors include:

o        online  services  or  web  sites  focused  on  business,   finance  and
         investing, such as CBS MarketWatch.com; The Wall Street Journal Interactive Edition; CNBC.com; CNNfn.com; TheStreet.com; Briefing.com; The Motley Fool; Yahoo! Finance; Silicon Investor; MSN Money Central;
o        SmartMoney.com; Money.com; and Multex.com;

o publishers and distributors of traditional print media, such as The Wall Street Journal; Barron's; Investors Business Daily; Business Week; Fortune; Forbes; Money; Kiplinger's; Smart Money; and Worth;

o publishers and distributors of radio and television programs focused on business, finance and investing, such as Bloomberg Business Radio and CNBC;

o        web "portal"  companies,  such as Yahoo!;  Excite;  Lycos;  and America
         Online; and

         online brokerage firms, many of which provide financial and investment news and information, such as Charles Schwab and E*TRADE.

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

We have not yet generated revenues from licensing the stock indexes we have developed. We have not yet generated revenues from licensing the stock indexes we have developed and we might never generate any such revenues. We have licensed the America's Fastest Growing Companies Index to Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund to be based upon the America's Fastest Growing Companies Index. Nuveen Investments has filed to obtain the regulatory approvals necessary to permit the launch of an exchange-traded fund based upon the America's Fastest Growing Companies Index. The necessary regulatory approvals have not yet been obtained and we cannot assure you that such approvals will in fact be obtained. Moreover, we cannot assure you that an exchange-traded fund based upon the America's Fastest Growing Companies Index would commence trading if the necessary regulatory approvals were obtained. We also cannot assure you that an exchange-traded fund based upon the America's Fastest Growing Companies Index would prove to be popular or that the Company would receive any material amount of revenues related to the licenses described in this paragraph. We intends to seek to execute license agreements for the creation of financial products based upon the America's Fastest Growing Companies MidCap 300 Index and the America's Fastest Growing Companies LargeCap 50 Index, but we cannot assure you that we will be successful in our endeavors to do so.

We may not be able to attract and retain qualified employees for our online service business. Current and potential employees for our online services business might prefer to work at a company that has operations exclusively related to online services.. Since we are also in the print publication business, people may perceive us as a less attractive employer than a pure Internet company. If we are unable to attract and retain qualified employees for our online services business, that business could suffer materially.

We may not be able to attract and retain qualified employees for our print publications business. Many of our competitors in the print publications business are larger than us and have a number of print titles. In print, we publish only one magazine and one newsletter. There is a general perception in the employment market that larger publishers are more prestigious or offer more varied career opportunities. We may be perceived by people as a less attractive employer than a larger publisher. If we are unable to attract and retain qualified employees for our print publications business, that business could suffer materially.

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

Increased traffic to our web sites may strain our systems and impair our online services business. On occasion, we have experienced significant spikes in traffic on our web sites. In addition, the number of users of our online services has increased over time and we are seeking to increase our user base further. Accordingly, our web sites must accommodate a high volume of traffic, often at unexpected times. Our web sites have in the past, and may in the future, experience slower response times than usual or other problems for a variety of reasons. These occurrences could cause our users to perceive our web sites as not functioning properly and, therefore, cause them to use other methods to obtain the financial information they desire. In such a case, our business, operating results and financial condition could be materially adversely affected.

Our efforts to build positive brand recognition may not be successful. We believe that maintaining and growing awareness about our brands (including Individual Investor, individualinvestor.com, Magic 25, America's Fastest Growing Companies, Investor University and Investment University) is an important aspect of our efforts to continue to attract print subscribers, magazine readers and Internet users. We cannot assure you that our efforts to build positive brand recognition will be successful.

In order to build positive brand recognition, it is very important that we maintain our reputation as a trustworthy source of investment ideas, research, analysis and news. The occurrence of certain events, including our misreporting a news story or the non-disclosure of a financial interest by one or more of our employees in a security that we write about, could harm our reputation for trustworthiness. These events could result in a significant reduction in the number of our Internet users and print readers, which could materially adversely affect our business, operating results and financial condition.

We depend on certain advertisers to generate revenues. In 2000, 1999 and 1998, the majority of our print publications advertising revenues came from financial services companies, followed by consumer advertisers and others. We were not dependent upon any particular advertiser for our print publications revenues. In 2000, approximately 38 % of the online services advertising revenues came from a combination of VentureHighway.com (a company in which we have acquired an approximately 15.8% equity interest through an equity-for-advertising barter transaction) and one brokerage firm offering online trading and the large majority of such revenues from those two advertisers were derived in the first half of 2000 (VentureHighway.com did not advertise on the Company's online properties during the second half of 2000). We expect that the majority of advertising revenues derived from our online services operations will come from financial services companies (including online brokerage firms and mutual fund companies) and from companies in which we have obtained equity stakes in exchange for advertising. In the event that financial services companies choose to scale back on their online advertising (on the Internet in general or on our web sites in particular) or we do not enter into additional equity-for-advertising transactions, our online services business could be materially adversely affected.

We need to manage our operations effectively. The Company has in the past few years experienced periods of rapid growth in revenues and headcount and periods of declining revenues and headcount. Both types of change place a strain on our managerial, operational and financial resources. To manage our business, we must continue to implement and improve our managerial controls and procedures and our operational and financial systems. In addition, our future success will depend in part on our ability to expand, train and manage our workforce, in particular our editorial, advertising sales and business development staff, and to effectively manage any workforce reductions that we have made or may in the future make. We cannot assure you that we have made adequate allowances for the costs and risks associated with any such expansion or reduction, that our systems, procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer our services. If we are unable to manage our operations effectively, our business, operating results and financial condition could be materially adversely affected.

We face a risk of system failure for our online services business. Our ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our sites depends largely on the efficient and uninterrupted operation of a third-party system maintained by DoubleClick. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan for the event of such damage or interruption. Any system failure that causes an interruption in our service or a decrease in responsiveness of our web sites could result in reduced traffic, reduced revenues and harm to our reputation, brand and our relations with our advertisers. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in our delivery of content. Our business, operating results and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

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

The users of our online services depend on Internet service providers, online service providers and other web site operators for access to our web sites. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failures unrelated to our systems. These occurrences could cause our Internet users to perceive the web in general or our web sites in particular as an unreliable medium and, therefore, cause them to use other media or other online content providers to obtain their financial news and information. We also depend on certain information providers to deliver information and data feeds to us on a timely basis. Our web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

We may not realize any value (and in fact may realize additional losses) related to our investments in VentureHighway.com, Inc., Pricing Dynamics, Inc. and Tradeworx, Inc. We record on our balance sheet investments in non-readily marketable securities at their fair market value at the date of acquisition, unless and until we become aware of an other than temporary impairment in such securities or unless and until such securities become readily marketable. We originally recorded the value of VentureHighway.com, Inc. at approximately $2.6 million, Pricing Dynamics, Inc. at approximately $1.5 million and Tradeworx, Inc. at approximately $1.1 million. As of December 31, 2000, we determined that the value of our VentureHighway.com securities had become impaired and we adjusted the carrying value to the estimated fair market value. Accordingly, we took a charge to operating earnings in 2000 of approximately $2.6 million. There currently is no public market for VentureHighway.com, Inc., Pricing Dynamics, Inc. or Tradeworx, Inc. securities, and there is no assurance that we will realize any value with respect to these investments. If we need to take any additional downward adjustments to the carrying value of our investments, our financial condition could be materially adversely affected.

Our quarterly financial results are subject to significant fluctuations. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. For example, revenues in our print publications business tend to reflect seasonal patterns. We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of future operating results. In some quarters, our operating results may be below the expectations of public market analysts and investors. If that happens, the price of our common stock may fall, perhaps dramatically. After three quarters of growth (as compared to the applicable prior year period), a sudden and sharp decline (as compared to the applicable prior year period) in the advertising for print publications in general (including personal finance magazines) began in the fourth quarter of 2000 and has continued into the first quarter of 2001. This slowdown could be followed by an equally sudden and sharp rebound or by continued weakness. At the time this report is filed, we are not able to predict when, if at all, the overall advertising climate for print publications (and more specifically, for personal finance magazines) might improve and therefore we cannot predict the level of advertising revenues that may be achieved by Individual Investor magazine. Continued weakness in the advertising climate for print publications (and more specifically, for personal finance magazines) would hamper our ability to achieve greater revenues for Individual Investor magazine and could have a material adverse effect on our business, operating results and financial condition.

Because our editorial content is focused on the financial markets, a prolonged "bear market" may cause our businesses to suffer. Our editorial content is highly focused on the financial markets. If the markets suffer a prolonged downturn or "bear market," it is possible that our businesses might suffer materially for two reasons. First, during a bear market, people may become less interested in buying and selling securities - and the level of trading volume at online brokerages, for instance, has declined in recent months as the market has moved generally lower - and thus less interested in our research and analysis of securities. If this occurs, fewer people might be interested in subscribing to our print publications and using our online services. Second, advertisers, particularly the financial services advertisers that are our most important source of advertising revenue, might decide to reduce their advertising budgets
- and as noted above, the advertising climate for print publications in general and personal finance magazines in particular has suffered a sharp decline beginning in the fourth quarter of 2000. A continuation of a general market downturn would have a material adverse effect on our business, operating results and financial condition.

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

We depend on our outside contributors. To some extent we depend upon the efforts of our outside contributors to produce original, timely, comprehensive and trustworthy content. Our outside contributors are not bound by employment agreements. Competition for financial journalists is intense, and we may not be able to retain existing or attract additional qualified contributors in the future. If we lose the services of our outside contributors or are unable to attract additional outside contributors with appropriate qualifications, our business, operating results and financial condition could be materially adversely affected.

We depend on key management personnel. Our future success depends upon the continued service of key management personnel. We currently are relying upon the services of Jonathan Steinberg, our Chief Executive Officer and President, and Gregory Barton, our Vice President of Business Development, Finance and Legal Affairs, Chief Financial Officer and General Counsel, neither of whom is under any employment contract with us. The loss of either of our key management personnel could materially adversely affect our business. Moreover, the costs that may arise in connection with executive departures and replacements can be significant, as they were during 2000, 1999 and 1998.

We rely on several third party sole providers to conduct many of our operations. Our strategy is to enter into relationships with various third parties to be the exclusive provider of their respective service in order to obtain their technological expertise and capabilities as well as to achieve economies of scale. If the business of these providers is disrupted for any reason, our operating results could suffer materially. Some of these providers are listed as follows:

1. We depend on Quebecor to print Individual Investor magazine. We depend upon an independent party, Quebecor, to print Individual Investor magazine. If Quebecor's business is disrupted for any reason, such as fire or other natural disaster, labor strife, supply shortages, or machinery problems, we might not be able to distribute Individual Investor magazine in a timely manner and may lose subscribers and newsstand sales. This could cause our operating results to suffer materially.

2. We depend on independent parties to distribute Individual Investor magazine to newsstands. We depend upon independent parties (the largest of which is Comag Marketing Group, a venture between The Hearst Corporation and Conde
     Nast) to direct the distribution of Individual Investor magazine to newsstands. If the business of our distributors is disrupted for any reason, such as labor strife or natural disaster, we may not be able to distribute Individual Investor magazine to newsstands in a timely manner and may lose newsstand sales. This could cause our operating results to suffer materially.

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

4. We depend on independent parties to obtain the majority of the subscribers to Individual Investor magazine. We depend upon independent parties to obtain the majority of the subscribers to Individual Investor magazine. These agencies include Synapse, Special Data Processing and EBSCO. These agencies obtain subscribers primarily through use of subscription offers in credit card statements and direct mail campaigns. If the positive response to the promotion of Individual Investor magazine by these agencies is not great enough, they may stop promoting our magazine. This could cause our subscriber base to shrink, which would lower our subscription revenues and reduce our advertising rate base, which would lead to lower advertising revenues. Also, many publications compete for services of subscription agencies, and one or more of these subscription agencies may choose not to continue to market Individual Investor in order to better serve one of our competitors. Any of those developments could cause our operating results to suffer materially.

5. We depend on WinStar Interactive Media Sales, Inc. to sell advertising, sponsorships and e-commerce partnerships on our web sites. We depend on an independent party, WinStar Interactive Media Sales, Inc. ("WinStar"), to sell advertising, sponsorships and e-commerce partnerships on our web sites, to complement our internal efforts. If WinStar's business is disrupted or its sales force is ineffective, the revenues generated from our web sites could be materially adversely affected.

Control of the Company by Principal Stockholders. At the present time, Jonathan Steinberg, and Saul Steinberg (who is Jonathan Steinberg's father), beneficially own approximately 29% of the common stock of the Company. Additionally, Telescan, Inc. currently owns approximately 13% of the outstanding common stock. As a result of their ownership of common stock, these parties will be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of its directors. Because it would be very difficult for another company to acquire us without the approval of the Steinbergs, other companies might not view us as an attractive takeover candidate. Our stockholders, therefore, may have less of a chance to benefit from any possible takeover of the Company, than they would if the Steinbergs did not have as much influence.

We rely on our intellectual property. To protect our rights to our intellectual property, we rely on a combination of trademark, copyright and patent law, trade secret protection, confidentiality agreements, laws governing tortuous conduct (including, for example, unfair competition) and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered certain of our trademarks in the United States and have pending U.S. applications for other trademarks. Effective trademark, copyright, trade secret and patent protection may not be available in every country in which we offer or intend to offer our services.

We are somewhat dependent upon the use of certain trademarks in our operation, including the marks Individual Investor, individualinvestor.com, Magic25, America's Fastest Growing Companies, Investor University and Investment University. We have a perpetual license for use of the trademark Individual Investor. To perfect our interests in the mark, however, we filed suit in 1997 against the licensor and a third party whom we believed was infringing the mark. The litigation was resolved favorably to us, with an agreement by the third party not to further infringe the mark. We commenced negotiations with the licensor to obtain assignment of the mark, The Individual Investor, but did not reach an agreement. Although we will continuously monitor and may seek enforcement against any perceived infringement of the mark, we cannot assure you that our efforts will be successful. Additionally, we are somewhat dependent upon the ability to protect our proprietary content through the laws of copyright, unfair competition and other law. We cannot assure you, however, that the laws will give us meaningful protection.

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

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the Quarter Ended December 31, 2000.