Form 10-K/A
period 2000-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 2001-04-04
CIK 880631

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10K for the fiscal year ended December 31, 2000 as set forth in the pages attached hereto:


       Item 8.          Financial statements and supplementary data
       Exhibit 23.1     Independent auditors' consent

Item 8 is being amended to correct four typographical errors: (a) on the Consolidated Statements of Operations, revenues for print publications for the year 2000 is corrected to read $16,590,782 (instead of $6,590,782), with total revenues for 2000 remaining $19,778,804 as reported and (b) on the Consolidated Statements of Stockholders Equity, (i) the December 31, 2000 balance for warrants is corrected to read $872,052 (instead of $872,0520), (ii) on the conversion of preferred to common stock line, the par value column is corrected to read (21) (i.e., to add brackets to the reported number) and (iii) on footnote (a), the reclassification adjustment for 1999 is corrected to read (4,144,396) (i.e., to add brackets to the reported number).

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
                                                      ===========   ============

See Notes to Consolidated Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended December 31,

                                         2000          1999            1998
                                    -------------   ------------   -------------
Revenues:
   Online Services                  $  3,188,022    $ 2,308,186    $  1,136,032
   Print Publications                 16,590,782     15,362,615      14,334,074
                                    -------------   ------------   -------------
     Total revenues                   19,778,804     17,670,801      15,470,106
                                    -------------   ------------   -------------
Operating expenses:

   Editorial, production
       and distribution               12,683,600     11,797,411      11,429,496
   Promotion and selling               8,683,141      7,834,513       6,789,974
   General and administrative          5,494,521      5,291,648       4,964,069
   Corporate advertising                 -              725,867         -
   Depreciation and amortization         557,802        523,715         321,280
                                    -------------   ------------   -------------
   Total operating expenses           27,419,064     26,173,154      23,504,819
                                    -------------   ------------   -------------
Gain on sale of assets                 6,702,219         -              -
                                    -------------   ------------   -------------
Impairment of investment              (2,638,356)        -              -
                                    -------------   ------------   -------------
Operating loss from continuing
 operations                           (3,576,397)    (8,502,353)     (8,034,713)

Investment and other income
   (Note 2)                              170,608      4,309,650         224,213
                                    -------------   ------------   -------------
Net loss from continuing operations   (3,405,789)    (4,192,703)     (7,810,500)
                                    -------------   ------------   -------------
Discontinued operations (Note 3)
  (Loss) income from discontinued
   operations                            -              -              (189,629)
  (Loss) on disposal of discontinued
    operations                           -              -              (591,741)
                                    -------------   ------------   -------------
(Loss) income from discontinued
    operation  -                         -              -              (781,370)
                                    -------------   ------------   -------------
Net loss                             $(3,405,789)   $(4,192,703)   $ (8,591,870)
                                    =============   ============   =============
Basic and dilutive (loss) income per
   common share:
Continuing operations                     ($0.34)        ($0.47)         ($0.99)
Discontinued operations                  -              -                 (0.10)
                                    -------------   ------------   -------------
                                          ($0.34)        ($0.47)         ($1.09)
Net loss per share                  =============   ============   =============

Average number of common shares used
   in computing basic and dilutive
   (loss) income per common share     10,439,887      9,336,679       7,876,509


See Notes to Consolidated  Financial Statements

              INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                               Preferred  Stock      Common Stock        Additional
                                                Shares     Par      Shares        Par     Paid-in                     Deferred
                                                Issued    Value     Issued       Value    Capital         Warrants  Compensation

Balance, December 31, 1997                      -         -        7,146,071   $ 71,461  $ 19,514,363       -           -

Exercise of options - net                       -         -           84,938        850       397,303       -           -

Stock option and warrant transactions           -         -         -             -         -             $453,868      -

Issuance of preferred stock                    10,000      $100     -             -         1,999,900        -          -

Issuance of common stock                        -         -        1,259,842     12,598     4,987,402        -          -

Net loss                                        -         -         -             -         -                -          -

Change in accumulated other comprehensive
 income-(loss)                                  -         -         -             -         -                -          -

Comprehensive loss                              -         -         -             -         -                -          -
__________________________________________________________________________________________________________________________________

Balance, December 31, 1998                     10,000       100    8,490,851     84,909    26,898,968      453,868      -

Exercise of options - net                       -         -          676,247      6,762     2,283,628        -          -

Stock option and warrant transactions           -         -         -             -         -              288,211    ($274,206)

Issuances of common stock for services rendered -         -           39,372        394       115,920        -          -

Amortization of deferred compensation           -         -         -             -         -                -            2,168

Issuance of common stock - Telescan             -         -          779,130      7,791     2,992,209        -          -

Issuance of common stock - Telescan license fee -         -          368,301      3,683     1,130,817        -          -

Net loss                                        -         -         -             -         -                -          -

Preferred stock dividends                       -         -         -             -         -                -          -

Change in accumulated other comprehensive
 income-(loss)                                  -         -         -             -         -                -          -

Comprehensive loss                              -         -         -             -         -                -          -
__________________________________________________________________________________________________________________________________


 Balance, December 31, 1999                    10,000       100   10,353,901    103,539    33,421,542      742,079     (272,038)
Exercise of options - net                       -         -           87,118        871       110,745        -          -

Stock option and warrant transactions           -         -         -             -         -              129,973      127,068

Conversion of preferred to common stock        (2,120)     (21)      200,000      2,000        (1,979)       -          -

Amortization of deferred compensation           -         -         -             -         -                -          263,137

Issuance of common stock                        -         -          113,000      1,130       188,902        -         (147,657)

Net loss                                        -         -
                                                                    -        -         -          -          -          -
Preferred stock dividends                       -         -

Repurchase common stock                         -         -       (1,781,133)   (17,811)     (142,491)

Comprehensive loss                              -         -         -        -         -          -          -          -

__________________________________________________________________________________________________________________________________

Balance, December 31, 2000                      7,880       $79    8,972,886   $ 89,729  $ 33,576,719     $872,052     $(29,490)
==================================================================================================================================



                                                                Accumulated
                                                                   Other
                                                  Accumulated  Comprehensive   Comprehensive
                                                  Deficit      Income (Loss)       Loss            Total




Balance, December 31, 1997                      $(13,330,725)         -            -            $ 6,255,099

Exercise of options - net                            -                -            -                398,153

Stock option and warrant transactions                -                -            -                453,868

Issuance of preferred stock                          -                -            -              2,000,000

Issuance of common stock                             -                -            -              5,000,000

Net loss                                          (8,591,870)         -        $(8,591,870)      (8,591,870)

Change in accumulated other comprehensive
 income-(loss)                                                     ($66,493)       (66,493)(a)      (66,493)
                                                                   =========   -----------
Comprehensive loss                                   -              -          $(8,658,363)         -
____________________________________________________________________________________________________________

Balance, December 31, 1998                       (21,922,595)       (66,493)       -              5,448,757

Exercise of options - net                             -            -               -              2,290,390

Stock option and warrant transactions                 -            -               -                 14,005

Issuances of common stock for services rendered       -            -               -                116,314

Amortization of deferred compensation                 -            -               -                  2,168

Issuance of common stock - Telescan                   -            -               -              3,000,000

Issuance of common stock - Telescan license fee       -            -               -              1,134,500

Net loss                                          (4,192,703)      -           $4,192,703)       (4,192,703)

Preferred stock dividends                           (216,987)      -            -                  (216,987)

Change in accumulated other comprehensive             -             66,493          66,493 (a)       66,493
 income-(loss)

Comprehensive loss                                    -                        $(4,126,210)         -
____________________________________________________________________________________________________________

Balance, December 31, 1999                       (26,332,285)      -               -              7,662,937
Exercise of options - net                            -             -               -                111,616

Stock option and warrant transactions                -             -               -                257,041

Conversion of preferred to common stock              -             -               -                -

Amortization of deferred compensation                                              -                263,137

Issuance of common stock                                                           -                 42,375

Net loss                                          (3,405,789)      -           $(3,405,789)      (3,405,789)

Preferred stock dividends                           (188,709)      -               -               (188,709)

Repurchase common stock                              -
                                                                                                   (160,302)
Comprehensive loss                                                             -------------
                                                     -             -           $(3,405,789)         -
                                                                               =============
____________________________________________________________________________________________________________

Balance, December 31, 2000                      $(29,926,783)      -               -            $ 4,582,306
============================================================================================================
(a) Disclosure of change in accumulated other comprehensive income (loss):

                                                       1998           1999
                                                       ----           ----
Unrealized holding (loss) gain arising during period    $959      $4,210,889
Less: Reclassification adjustment for gain
              recognized in net loss                 (67,459)     (4,144,396)
                                                     --------     -----------
                                                    ($66,493)        $66,493
                                                    =========     ===========


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




                                                    2000                1999               1998
                                                    ----                ----               ----
Revenues:
  Online Services                                  $ 3,188,022     $  2,308,186     $ 1,136,032
  Print Publications                                16,590,782       15,362,615      14,334,074
                                                   ------------    -------------   -------------
                                                   $19,778,804     $ 17,670,801     $15,470,106
                                                   ============    =============   =============
Operating contribution  (before G&A, corporate
advertising and depreciation and amortization):

  Online Services                                  ($1,678,479)     ($1,714,259)    ($2,056,633)
  Print Publications                                    90,541         (246,864)       (692,731)
                                                   ------------    -------------   -------------
                                                    (1,587,937)      (1,961,123)     (2,749,364)
Gain from sale of assets                             6,702,219          -                   -
Impairment of investment                            (2,638,356)         -                   -
G&A, corporate advertising and depreciation and
  amortization expense                              (6,052,323)      (6,541,230)     (5,285,349)
Investment and other income                            170,608        4,309,650         224,213
                                                   ------------    -------------   -------------
Net loss from continuing operations                ($3,405,789)     ($4,192,703)    ($7,810,500)
                                                   ============    =============   =============

Identifiable assets (a):
  Online Services                                  $ 1,219,312      $ 1,949,481       $ 401,887
  Print Publications                                 2,980,509        4,237,452       3,189,296
  Corporate assets                                   8,506,439       10,071,034       6,953,745
                                                   ------------    -------------   -------------
                                                   $12,706,260      $16,257,967     $10,544,928
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

                         INDIVIDUAL INVESTOR GROUP, INC.
Date:  April 4, 2001

                                                   By: /s/ Jonathan L. Steinberg
                                                       Jonathan L. Steinberg
                                                       Chief Executive Officer

                                                                    EXHIBIT 23.1



INDEPENDENT AUDITORS' CONSENT



To the Board of Directors and Stockholders of Individual Investor Group, Inc.

We consent to the incorporation by reference in Registration Statements Nos. 33-74846 and 333-89933 on Form S-3 and Registration Statements Nos. 33-72266, 33-85910, 333-17697 and 333-89939 on Form S-8 of Individual Investor Group, Inc. and subsidiaries of our report dated March 27, 2001, appearing in this Annual Report on Form 10-K/A of Individual Investor Group, Inc. and subsidiaries for the year ended December 31, 2000.



DELOITTE & TOUCHE LLP
New York, New York

April 4, 2001