Form 10-K/A
period 2000-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 2001-04-30
CIK 880631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended                December 31, 2000
                          -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               --------------------       ------------------

Commission file number 1-10932
                       -------


                         INDIVIDUAL INVESTOR GROUP, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                              13-3487784
-----------------------------------------               -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


  120 Broad Street, 14th  Floor New York, New York             10004
---------------------------------------------------      ----------------------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number:   (212) 742-2277
                                ----------------


         The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as set forth in the pages attached hereto:

         Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Item 11: Executive Compensation.

         Item 12: Security Ownership of Certain Beneficial Owners and
                  Management.

         Item 13: Certain Relationships and Related Transactions.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of April 27, 2001, our company's directors and executive officers and their ages and positions are as follows:

        Name                   Age               Position
       -----                   ---               ---------
  Jonathan L. Steinberg        36     Chairman of the Board, President
                                        and Chief Executive Officer

  Gregory E. Barton            39     Vice President - Business Development,
                                        Finance and Legal Affairs, Chief
                                        Financial Officer, General Counsel
                                        and Secretary

  Howard B. Lorch              49     Vice President - Controller

  S. Christopher Meigher III   54     Director

  E. Drake Mosier              34     Director

  Bruce L. Sokoloff            52     Director

  Peter M. Ziemba              43     Director


         Jonathan L. Steinberg founded our company and has served as Chairman of the Board of Directors and Chief Executive Officer of our company since October 1988 and as our President since October 2000 and at various prior times. In addition, Mr. Steinberg is the Editor-in-Chief of our publications. From August 1986 to August 1988, Mr. Steinberg was employed as an analyst in the Mergers and Acquisitions Department of Bear, Stearns & Co. Inc., an investment banking firm. Mr. Steinberg is a nephew by marriage of Bruce L. Sokoloff, one of our directors.

         Gregory E. Barton has been Vice President-Business Development, Finance and Legal Affairs since October 2000, was Vice President - Business Development and Legal Affairs from November 1999 to October 2000, was Vice President - Business and Legal Affairs from September 1998 to November 1999, has been General Counsel since September 1998, Secretary since June 1999 and Chief Financial Officer since October 2000. From September 1996 until August 1998, Mr. Barton served as Vice President-Corporate and Legal Affairs and General Counsel of Alliance Semiconductor Corporation, a manufacturer of integrated circuits, and from May 1995 until September 1996 served as General Counsel of Alliance. From 1986 to 1993, Mr. Barton had been an associate in the New York office of the law firm Gibson, Dunn & Crutcher.

         Howard B. Lorch, CPA has been Vice President-Controller since January 2001 and served as an independent consultant to our company from September 2000 to December 2000. From May 1998 until January 2001, Mr. Lorch was Senior Vice President of Omni Managed Health, Inc, a financial and benefits consulting firm. From March 1997 until May 1998, Mr. Lorch was the Vice President and Chief Financial Officer of the WellCare Management Group, Inc. a publicly held health maintenance organization. From January 1975 until February 1997, Mr. Lorch was employed by the accounting firm of Deloitte & Touche, LLP where he had been a Partner since June 1986.

         S. Christopher Meigher III has served as a director of our company since June 1998. Mr. Meigher has served as Chairman and Chief Executive Officer of Quest Media, LLC, a magazine publisher, since March 2000. From November 1992 until February 2000, Mr. Meigher served as Chairman, Chief Executive Officer and General Partner of Meigher Communications, L.P., a magazine publisher. Prior thereto, Mr. Meigher was employed by Time Inc. for 23 years and served in numerous senior management positions, including serving as President of Time Inc.'s New York Magazine Division from 1990 to 1992.

         E. Drake Mosier has served as a director of our company since December 1999. In January 1995, Mr. Mosier founded 401k Forum, Inc., the predecessor to mPower, Inc., which provides online, institutional quality investment advice for non-high net worth retail investors. From August 1995 until November 1999, Mr. Mosier served as Chairman of the Board of Directors and Chief Executive Officer and since November 1995 has served as Vice Chairman of mPower, Inc. and as Chairman of the Board and Chief Executive Officer of mPower Europe, Ltd. Prior to founding mPower, Mr. Mosier worked at Salomon Smith Barney, Inc. designing and managing institutional 401(k) plans.

         Bruce L. Sokoloff has served as a director of our company since 1989. Until December 2000, Mr. Sokoloff had served as Senior Vice President - Administration of Reliance Group Holdings, Inc., the holding company for several insurance and financial services corporations, for more than five years and had been employed at Reliance Group Holdings, Inc. since 1973. Since December 2000, Mr. Sokoloff has been managing his private investments. Mr. Sokoloff is an uncle by marriage of Jonathan L. Steinberg.

         Peter M. Ziemba is 43 years old and has served as a director of our company since June 1996. Mr. Ziemba is an attorney and has been a partner of the law firm Graubard Miller for more than five years and has been employed there since 1982. Graubard Miller is our outside general counsel.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during our fiscal year ended December 31, 2000, all our officers, directors and ten-percent stockholders complied with the
Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for the three fiscal years ended December 31, 2000, for our Chief Executive Officer and each other executive officer whose compensation exceeded $100,000 for the fiscal year ended December 31, 2000.


                                        SUMMARY COMPENSATION TABLE

                                            Annual Compensation        Long-Term Compensation
                                           --------------------      ------------------------------
                                                                     Number of         All Other
Name and Principal Position      Year      Salary ($)    Bonus ($)   Options (#)    Compensation ($)
---------------------------     -----      ----------    ---------   -----------    ----------------
Jonathan L. Steinberg            2000       230,000        --           --                --
Chief Executive Officer          1999       230,000        --           --                --
                                 1998       230,000        --           --                --

Brette E. Popper                 2000       193,702        --           --                --
formerly President               1999       225,000        --          25,000             --
and Chief Operating Officer      1998        67,356(1)     --         250,000             --

Gregory E. Barton                2000        200,000    62,500(2)       --                --
Vice President - Business        1999        200,000       --          25,000             --
Development, Finance and         1998        64,872(2)   5,000        150,000             --
Legal Affairs, General Counsel
and Secretary

David H. Allen                   2000        171,410       --           --            $30,710(3)
formerly Chief Financial Officer 1999        63,718(3)  50,000        175,000             --
                                 1998               --     --           --                --


(1) Ms. Popper's employment with our company began on September 11, 1998 at an annual base salary of $225,000. Pursuant to the employment agreement, Ms. Popper was paid a total of $67,356 of salary in 1998.

(2) Mr. Barton's employment with our company began on September 11, 1998 at an annual base salary of $200,000. Pursuant to the employment agreement, Mr. Barton was paid a total of $64,872 of salary and $5,000 as a sign-on bonus in 1998. In 2000, Mr. Barton was awarded a bonus of $125,000 for services performed for our company and as an incentive for continued employment. One-half of the bonus was paid in 2000 and one-half was earned and paid in April 2001.

(3) Mr. Allen's employment with our company began on September 6, 1999 at an annual base salary of $200,000. Pursuant to the employment agreement, Mr. Allen was paid a total of $63,718 of salary and $50,000 as a sign-on bonus in 1999. In addition, pursuant to the employment agreement, the Company loaned Mr. Allen $50,000. The agreement provided that on each of September 6, 2000 and September 6, 2001, the Company would forgive one-half of the principal amount plus accrued interest, based upon continued employment. Fiscal 2000 compensation includes $30,710 of debt forgiveness. Mr. Allen repaid $22,000 of the balance of the loan upon his resignation in October 2000.

Compensation Arrangements for Current Executive Officers

         Jonathan L. Steinberg does not have a written employment agreement and since 1997 he has received an annual base salary of $230,000.

         We employ Gregory E. Barton pursuant to a written employment agreement, which does not have a specific term of employment, and which provides for an annual base salary of $200,000. Mr. Barton also received a sign-on bonus of $5,000 in 1998. In connection with the commencement of his employment, on September 14, 1998, Mr. Barton was granted ten-year options to purchase 150,000 shares of common stock exercisable at $1.1875 per share (the fair market value of the common stock on the date of the grant). The options vest as to 37,500 shares on September 14 in each of 1999, 2000, 2001 and 2002. In the event of a change of control of our company, all of these options not yet vested shall vest and become immediately exercisable.

         We employ Howard B. Lorch pursuant to a written employment agreement, which does not have a specific term of employment, and which provides for an annual base salary of $140,000. If the Company terminates Mr. Lorch's employment without cause between January 1, 2001 and January 1, 2002, Mr. Lorch will receive a severance payment equal to $70,000. In connection with the commencement of his employment, on January 1, 2001, Mr. Lorch was granted ten-year options to purchase 30,000 shares of common stock exercisable at $0.4062 per share (the fair market value of the common stock on the date of the grant). In addition, if the Company terminates Mr. Lorch's employment without cause within six months of a change in control, any shares of the options granted that would have vested due to the passage of time had he remained employed for an additional twelve months from the date of termination shall become immediately vested.

Compensation Arrangements for Former Executive Officers

         Brette E. Popper received an annual base salary of $225,000. Ms. Popper resigned voluntarily in October 2000. In connection with the commencement of her employment, on September 14, 1998, Ms. Popper was granted ten-year options to purchase 250,000 shares of common stock exercisable at $1.1875 per share (the fair market value of the common stock on the date of grant). The options were to vest as to 62,500 shares on September 14 in each of 1999, 2000, 2001 and 2002. The options also provided that the event of a change in control of our company, all options not yet vested would vest and become immediately exercisable. All of these options expired upon Ms. Popper's resignation.

         We employed David H. Allen pursuant to a written employment agreement, which provided for an annual base salary of $200,000. Mr. Allen resigned voluntarily in October 2000. Mr. Allen received a sign-on bonus of $50,000 in 1999. In connection with the commencement with his employment, on September 6, 1999, Mr. Allen was granted ten-year options to purchase 175,000 shares of common stock exercisable at $2.625 per share (the fair market value of the common stock on the date of the grant). The options were to vest as to 43,750 shares on September 6, 2000 and as to the remaining shares at the rate of one thirty-sixth of such shares each month thereafter. The options also provided that in the event of a change in control of our company, all options not yet vested would vest and become immediately exercisable. All of these options expired thirty days after Mr. Allen's resignation.

Option Grants

         We did not grant any options to any of our executive officers during the calendar year ended December 31, 2000.

         The following table sets forth the fiscal year end option values of outstanding options at December 31, 2000 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.

                                     AGGREGATED FISCAL YEAR END OPTION VALUES

                            Number of Securities Underlying Unexercised   Dollar Value of Unexercised in-the-Money
Name                                Options at Fiscal Year End:                 Options at Fiscal Year End(1)
--------------------------- --------------------------------------------- ------------------------------------------
                               Exercisable (#)       Unexercisable (#)      Exercisable ($)     Unexercisable ($)
                            ---------------------- ---------------------- -------------------- ---------------------
Jonathan L. Steinberg              680,000                  --                    --                   --

Gregory E. Barton                   81,250                 93,750                 --                   --

--------------------------
(1) These values are based on the difference between the closing sale price of the common stock on December 31, 2000 ($0.406) and the exercise prices of the options. None of the options were in-the-money at December 31, 2000.

         On January 3, 2001, our board of directors granted options to purchase 420,000 and 325,000 shares of common stock to Jonathan Steinberg and Gregory Barton, respectively. Mr. Steinberg's options are exercisable at $0.48125 per share (110% of the fair market value of the common stock on the date of grant) and expire on January 2, 2006. Mr. Barton's options are exercisable at $0.4375 per share (the fair market value of the common stock on the date of grant) and expire on January 2, 2011. These options vest as to 25% of the underlying shares on January 3 in each of 2002, 2003, 2004 and 2005. The options also provide that in the event of a change in control of our company, all options not yet vested shall vest and become immediately exercisable.

Stock Option Plans

1991 Plan

         In 1991, we adopted the 1991 Plan covering 200,000 shares of our common stock pursuant to which our officers, directors and key employees are eligible to receive incentive or non-qualified stock options. The 1991 Plan, which expires in October 2001, is administered by our stock option committee pursuant to the powers delegated to it by our board of directors. To the extent permitted under the express provisions of the 1991 Plan, the stock option committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of options and administration of the 1991 Plan in order to attract and retain persons instrumental to our success.

1993 Plan

         In 1993, we adopted the 1993 Plan covering 500,000 shares of our common stock pursuant to which our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. The 1993 Plan will terminate at such time as no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until February 16, 2003. The 1993 Plan is administered by our stock option committee pursuant to the powers delegated to it by our board of directors. To the extent permitted under the provisions of the 1993 Plan, the stock option committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of awards and administration of the 1993 Plan in order to attract and retain persons instrumental to our success.

1996 Plan

         In 1996, we adopted the 1996 Plan covering 1,000,000 shares of our common stock, which is similar to our 1993 Plan, except that incentive options may only be granted until March 18, 2006. The 1996 Plan is administered by our stock option committee pursuant to the powers delegated to it by our board of directors.

1996 Management Incentive Plan

         In 1996, we adopted the 1996 Management Incentive Plan covering 500,000 shares of our common stock, pursuant to which our executives or those of our subsidiaries are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock related options and other stock based awards. The Management Incentive Plan will terminate at such time as no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until November 4, 2006. The Management Incentive Plan is administered by our board of directors.

2000 Plan

         In 2000, we adopted the 2000 Plan covering 1,000,000 shares of our common stock, which is similar to our 1993 and 1996 Plans, except that incentive options may only be granted until June 21, 2010. The 2000 Plan is administered by our stock option committee pursuant to the powers delegated to it by our board of directors.

2001 Plan

         In April 2001, our board of directors approved the 2001 performance equity plan ("2001 Plan"). In order to grant options intended to qualify as incentive option under the Internal Revenue Code, the 2001 Plan must be adopted by our stockholders by April 2002. The 2001 Plan covers 1,000,000 shares of our common stock, and is similar to our 1993, 1996 and 2000 Plans, except that incentive options may only be granted until April 24, 2011. The 2001 Plan is administered by our stock option committee pursuant to the powers delegated to it by our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of April 27, 2001, with respect to the common stock ownership of (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each current executive officer whose compensation exceeded $100,000 in the 2000 fiscal year and (iv) all of our current directors and executive officers as a group.

                                  Amount and Nature of       Percent of Class
Name of Beneficial Owner         Beneficial Ownership(1)   of Voting Securities
------------------------         -----------------------   --------------------
Jonathan L. Steinberg                     1,525,010 (2)           15.8%

Telescan, Inc.                            1,147,431 (3)           12.8%

American Financial Group, Inc.              743,396 (4)            7.7%

Reliance Financial Services
  Corporation                               666,666 (5)            7.4%

Saul P. Steinberg                           621,424 (6)            6.9%

Bruce L. Sokoloff                            76,000 (7)             *

Peter M. Ziemba                              50,000 (8)             *

S. Christopher Meigher III                   30,000 (9)             *

E. Drake Mosier                              10,000(10)             *

Gregory E. Barton                            81,250(11)             *

Howard B. Lorch                                   0(12)             *
All directors and executive
 officers as a group (7 persons)          1,772,260(13)           17.9%

--------------------------
*        Less than 1%.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The information concerning the stockholders is based upon information furnished to us by such stockholders. Except as otherwise indicated, all of the shares of common stock are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

(2) Includes 680,000 shares of common stock issuable upon options exercisable within the next 60 days. Does not include 420,000 shares of common stock issuable upon exercise of options which are not currently exercisable and which will not become exercisable within the next 60 days. The business address of Jonathan L. Steinberg is 125 Broad Street, 14th Floor, New York, New York 10004.

(3) The business address of Telescan, Inc. is 5959 Corporate Drive, Suite 2000, Houston, Texas 77036. Information is derived from a Schedule 13G filed with the Securities and Exchange Commission on October 8, 1999.

(4) Represents 7,880 shares of 10% Series A Preferred Stock which is convertible into 743,396 shares of our common stock for which American Financial Group, Inc. shares dispositive power over such shares with Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner. The business address of American Financial Group, Inc. is One East Fourth Street, Cincinnati, Ohio 45202. Information is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2000

(5) Represents 666,666 shares of common stock owned by Reliance Insurance Company. Reliance Financial Services Corporation is the direct parent company of Reliance Insurance Company. Reliance Financial Services Corporation has sole voting power and sole investment power over the shares of common stock listed. The business address of Reliance Financial Services Corporation is Park Avenue Plaza, 55 East 52nd Street, New York, New York 10055. Information is derived from an Amendment to Schedule 13D filed with the Securities and Exchange Commission on March 28, 2000.

(6) The business address of Saul P. Steinberg is Park Avenue Plaza, 55 East 52nd Street, New York, New York 10055. Information is derived from an Amendment to Schedule 13D filed with the Securities and Exchange Commission on March 28, 2000.

(7) Includes 60,000 shares of common stock issuable upon the exercise of options exercisable within the next 60 days.

(8) Represents 50,000 shares of common stock issuable upon the exercise of options exercisable within the next 60 days.

(9) Represents 30,000 shares of common stock issuable upon the exercise of options exercisable within the next 60 days.

(10) Represents 10,000 shares of common stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 20,000 shares of common stock issuable upon exercise of options which are not exercisable within the next 60 days.

(11) Represents 81,250 shares of common stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 418,750 shares of common stock issuable upon exercise of options which are not exercisable within the next 60 days.

(12) Does not include 30,000 shares of common stock issuable upon exercise of options which are not exercisable within the next 60 days.

(13) Includes 911,250 shares of common stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 888,750 shares of common stock issuable upon exercise of options which are not exercisable within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 15, 2000, our company repurchased 1,781,133 shares of common stock from Wise Partners, L.P. for $160,302, or $0.09 per share, which was significantly below the closing price of the common stock on that date of $0.4062 per share. As a result our company reduced our outstanding shares of common stock by approximately 13%. We were informed by Wise Partners that although it believed the sales price was far below the appropriate value for the stake, it was selling the position in order to incur a tax loss during the year to offset taxable gains recorded by the partnership and it partners. At the time of the transaction, Wise Partners owned approximately 13% of our outstanding common stock. Jonathan Steinberg, our Chairman and Chief Executive Officer, is the general partner of Wise Partners and his father, Saul Steinberg, is the limited partner.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDIVIDUAL INVESTOR GROUP, INC.
                                       (Registrant)

Dated:   April 30, 2001
                                    By: /s/ Jonathan L. Steinberg
                                       ----------------------
                                         Name:   Jonathan L. Steinberg
                                         Title:  Chairman, President and
                                                 Chief Executive Officer