Form 10QSB
period 2001-03-31
INDIVIDUAL INVESTOR GROUP INC
filed 2001-05-15
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001
                                        --------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number 1-10932
                                -------


                         INDIVIDUAL INVESTOR GROUP, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Delaware                                      13-3487784
         --------------------------------                    -------------------
         (State or other jurisdiction of                       (IRS Employer
         incorporation or organization)                      Identification No.)

             125 Broad Street, 14th Floor, New York, New York 10004
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 742-2277
                          ----------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2001, issuer had outstanding 8,969,886 shares of Common Stock, $.01 par value per share.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                    March 31,       December 31,
                   ASSETS                             2001              2000
                                                  ------------      ------------
Current assets:
  Cash and cash equivalents                       $ 2,421,332       $ 4,694,476
  Accounts receivable (net of allowances of
  $496,686 in 2001 and $552,609 in 2000)            1,634,828         1,754,200
  Investment in discontinued operations (Note 3)       49,302            49,302
  Prepaid expenses and other current assets         1,105,421         1,036,996
                                                  ------------      ------------
  Total current assets                              5,210,883         7,534,974
                                                  ------------      ------------

Investments  (Note 2)                               2,678,546         2,678,546
Deferred subscription expense                         283,163           337,245
Property and equipment - net                        1,450,274         1,479,105
Security deposits                                     375,580           375,580
Other assets                                          199,858           300,810
                                                  ------------      ------------
  Total assets                                    $10,198,304       $12,706,260
                                                  ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $ 2,374,065       $ 2,534,027
  Accrued expenses                                    395,178           462,800
  Deferred advertising revenue                      1,345,831         1,987,067
                                                  ------------      ------------
  Total current liabilities                         4,115,074         4,983,894
                                                  ------------      ------------

Deferred advertising revenue                          502,770           532,653
Deferred subscription revenue                       2,779,084         2,607,407
                                                  ------------      ------------
  Total liabilities                                 7,396,928         8,123,954
                                                  ------------      ------------

Stockholders' Equity:
  Preferred stock, $.01 par value, authorized
    2,000,000 shares,7,880 issued and
    outstanding in 2001 and in 2000                       79                79
  Common stock, $.01 par value; authorized
     40,000,000 shares, 8,969,886, issued and
     outstanding in 2001 and  8,972,886 issued
     and outstanding in 2000                           89,699            89,729
  Additional paid-in capital                       33,571,686        33,576,719
  Warrants                                            770,842           872,052
  Deferred compensation                               (48,965)          (29,490)
  Accumulated deficit                             (31,581,965)      (29,926,783)
                                                  ------------      ------------
  Total stockholders' equity                        2,801,376         4,582,306
                                                  ------------      ------------

  Total liabilities and stockholders' equity      $10,198,304       $12,706,260
                                                  ============      ============

See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                      2001              2000
                                                  ------------      ------------
Revenues:
       Print Publications                         $ 2,622,660       $ 4,939,130
       Online Services                                609,723         1,273,520
                                                  ------------      ------------
       Total revenues                               3,232,383         6,212,650
                                                  ------------      ------------

Operating expenses:
       Editorial, production and distribution       2,293,280         3,469,796
       Promotion and selling                        1,500,601         2,814,201
       General and administrative                     925,801         1,453,569
       Depreciation and amortization                  152,157           139,966
                                                  ------------      ------------
       Total operating expenses                     4,871,839         7,877,532
                                                  ------------      ------------

Operating loss                                     (1,639,456)       (1,664,882)

Investment and other income  - net                    (15,714)           68,299
                                                  ------------      ------------

Net loss                                          ($1,655,170)      ($1,596,583)
                                                  ============      ============

Basic and dilutive loss per common share:
Net loss per share (Note 5)                            ($0.19)           ($0.16)
                                                  ============      ============

Average number of common shares used in computing
       basic and dilutive loss per common share     8,972,672        10,363,991

See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                   Three Months Ended March 31,
                                                      2001              2000
                                                  ------------      ------------
Cash flows from operating activities:
Net loss                                          ($1,655,170)      ($1,596,583)
Reconciliation of net loss to net cash used in
operating activities:
  Depreciation and amortization                       152,157           139,966
  Stock option and warrant transactions              (119,325)           58,528
  Changes in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable                            376,406          (663,866)
       Prepaid expenses and other current assets      (68,424)          (14,404)
       Other assets                                    94,530            87,477
       Deferred subscription expense                   54,082          (115,830)
   Increase (decrease) in:
       Accounts payable and accrued expenses         (188,184)          784,067
       Deferred advertising revenue                  (671,119)         (837,089)
       Deferred subscription revenue                  171,677           545,841
                                                  ------------      ------------
  Net cash used in operating activities            (1,853,370)       (1,611,893)
                                                  ------------      ------------

Cash flows from investing activities:
Purchase of property and equipment                   (123,340)         (141,010)
                                                  ------------      ------------
  Net cash used in investing activities              (123,338)         (141,010)
                                                  ------------      ------------

Cash flows from financing activities:
Proceeds from exercise of stock options                   -              41,095
Receivables Financing                                (257,034)              -
Preferred stock dividends                             (39,400)          (50,000)
                                                  ------------      ------------
  Net cash used in financing activities              (296,434)           (8,905)
                                                  ------------      ------------

Net increase in cash and cash equivalents          (2,273,144)       (1,761,808)
Cash and cash equivalents, beginning of period      4,694,476         6,437,542
                                                  ------------      ------------


Cash and cash equivalents, end of period           $2,421,332        $4,675,734
                                                  ============      ============


See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION
       ---------------------
       The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB.
Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000 on Form 10-K.

       The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formally considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

       Certain   balances  for  the  period  ended  March  31,  2000  have  been reclassified to conform to fiscal 2001 presentation.

2.     INVESTMENTS
       -----------
       On May 4, 2000, the Company and Tradeworx, Inc. ("Tradeworx") entered into an agreement pursuant to which the Company acquired 1,045,000 newly issued shares of common stock of Tradeworx, representing at the time a 7% stake (with warrants to acquire up to 10.5%), on a fully diluted basis, of Tradeworx. The purchase price was paid for in the form of a credit for Tradeworx to use to purchase advertising in the Company's magazines and websites during the 24 months ending August 1, 2002. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $1.1 million. The Company was informed that in January 2001, Tradeworx completed a capital raise pursuant to which Tradeworx raised $3.0 million cash, selling 1,181,102 shares at a price of $2.54 per share (a 134% premium to the value at which the shares are recorded on the Company's books).

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

       On February 23, 2000, the Company and Pricing Dynamics Solutions, Inc. ("Pricing Dynamics") entered into an agreement pursuant to which the Company acquired 1,166,667 newly issued shares of common stock of Pricing Dynamics, representing at the time a 3.3% stake (on a fully-diluted basis) of Pricing Dynamics (constituting 7.4% of the then-outstanding shares). The purchase price was paid in the form of a credit for Pricing Dynamics to use to purchase advertising in the Company's magazines and web sites during the 21 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $1.5 million.

       Pricing Dynamics provides e-commerce tools and dynamic pricing software for the business-to- business, business-to-consumer and consumer-to-consumer markets. There currently is no public market for Pricing Dynamics securities and there is no assurance that the Company will realize any value (and the Company may in fact realize a loss) with respect to its investment in Pricing Dynamics.

       On June 2, 1999, the Company, Kirlin Holding Corp ("Kirlin") and VentureHighway (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 3,308,688 newly issued shares (adjusted to reflect subsequent stock splits) of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock (the other 80.1% of which immediately after the transaction were held by Kirlin). The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and web sites during the 30 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $2.6 million.

       VentureHighway owns and operated VentureHighway.com, a branded web site designed to serve as an interactive portal for the matching of companies seeking funding with qualified investors seeking to fund such companies, and the facilitation of private placements and public offerings of securities of companies. In April 2000, VentureHighway acquired Princeton Securities, Inc., a retail-oriented broker-dealer based in Princeton, New Jersey. In December 2000, VentureHighway suspended the operations of its web site while it is exploring strategic alternatives. During the fourth quarter 2000, the Company became aware of an other than temporary decline in the value of its Venture Highway investment and adjusted the carrying value to estimated fair market value. Accordingly, the Company reduced the carrying value of its investments by approximately $2.6 million during the fourth quarter of the year-ended December 31, 2000.

3.     DISCONTINUED OPERATIONS
       ------------------------

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

       At March 31, 2001, the domestic investment fund had remaining net assets of approximately $534,000. The Company's net investment in discontinued operations of $49,302 at March 31, 2001 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services.

       The Company expects that assets left in the domestic investment fund will be distributed to its investors, including the Company, during the second quarter of 2001.

4.     STOCK OPTIONS
       -------------
       During the three months ended March 31, 2001: the Company granted 886,000 options to purchase the Company's Common Stock pursuant to the Company's stock option plans. No options were exercised; 92,334 options were canceled; and 9,500 options expired.

       Of the options granted during the three months ended March 31, 2001, the 420,000 options granted to Jonathan Steinberg, the Company's President and Chief Executive Officer, were granted at an exercise price equal to 110% of the fair market value of the stock on the date of grant; all other options granted during the first quarter of 2001 have an exercise price equal to the fair market value of the stock at the date of issuance and expire at various dates through February 2011.

       In April 2001, the Company's board of directors approved the 2001 Performance Equity Plan ("2001 Plan"). In order to grant options intended to qualify as incentive options under the Internal Revenue Code, the Company's stockholders must adopt the 2001 Plan by April 2002. The 2001 Plan covers 1,000,000 shares of the Company's common stock, and is similar to the Company's 1993, 1996 and 2000 Plans, except that incentive options may only be granted until April 24, 2011. The 2001 Plan is administered by the Company's stock option committee pursuant to the powers delegated to it by the Company's board of directors.

5.     LOSS PER COMMON SHARE
       ---------------------
       Basic net loss per share is computed by dividing the net loss, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares during the period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The loss per common share for the three months ended March 31, 2001 and 2000, is computed based on the weighted average number of shares of Common Stock outstanding during the period. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of dilutive loss per common share, as the effect would have been antidilutive.

       The computation of net loss applicable to common shareholders is as follows:

                                                    Three Months Ended March 31,
                                                       2001             2000
                                                       ----             ----
       Net loss                                    ($1,655,170)     ($1,596,583)
       Preferred stock dividends                       (39,400)         (50,000)
                                                   ------------     ------------

       Net loss applicable to common shareholders  ($1,694,570)     ($1,646,583)
                                                   ============     ============

6.     COMPREHENSIVE LOSS
       -------------------

       Comprehensive loss for the three months ended March 31, 2001 and 2000, respectively, is presented in the following table:

                                                   Three Months Ended March 31,
                                                        2001            2000
                                                        ----            ----
       Net loss                                    ($1,655,170)     ($1,596,583)
       Other comprehensive loss                            -                -
                                                   ------------     ------------
         Total comprehensive loss                  ($1,655,170)     ($1,596,583)
                                                   ============     ============

7.       SEGMENT INFORMATION
         -------------------
       The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. For the period ended March 31, 2000, the Company's Print Publications operations published and marketed Individual Investor magazine, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company's Online Services operations for the period ended March 31, 2000 included individualinvestor.com (www.individualinvestor.com) and InsiderTrader.com. The assets of Ticker magazine and InsiderTrader.com were sold during the quarter ended September 30, 2000. During the first quarter of 2001, the Company launched another online product, SHORTInterest.com (www.shortinterest.com). Substantially all of the Company's operations are within the United States.

       The table below presents summarized operating data for the Company's two business segments, consistent with the way such data is utilized by Company management in evaluating operating results. Any inter-segment revenues included in segment data are not material. The accounting policies utilized in the table below are the same as those described in Note 1 of the notes to consolidated condensed financial statements, as well as the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating contribution represents the difference between operating revenues less operating expenses (before general and administrative ("G&A") and depreciation and amortization expenses). The column entitled "2000 Excluding Sold Assets" reflects results excluding the results of Ticker magazine and InsiderTrader.com.

                                                                 Three Months Ended March 31,
                                                                 ----------------------------

                                                                                             2000
                                                                                           Excluding
                                                                                             Sold
                                                                2001          2000          Assets
                                                                ----          ----        -----------
         Revenues:
           Print Publications                                 $2,622,660    $4,939,130    $3,803,806
           Online Services                                       609,723     1,273,520     1,089,771
                                                             ------------  ------------   -----------

                                                              $3,232,383    $6,212,650    $4,893,577
                                                             ============  ============   ===========

         Operating contribution (before G&A
               and depreciation and amortization expenses)
           Print Publications                                 ($ 540,876)      $ 1,941    ($ 319,960)
           Online Services                                       (20,622)      (73,288)      (71,086)
                                                             ------------- ------------- -------------
                                                                (561,498)      (71,347)     (391,046)
         G&A and depreciation and amortization expenses
                                                              (1,077,958)   (1,593,535)   (1,593,535)
         Investment and other income                             (15,714)       68,299        68,299
                                                             ------------  ------------   -----------
         Net loss                                            ($1,655,170)  ($1,596,583)  ($1,916,283)
                                                             ============  ============   ===========


       There was no change in non-current investments as of March 31, 2001 as compared to December 31, 2000. Net accounts receivable as of March 31, 2001 decreased approximately $0.1 million due to the decreased advertising sales. Accounts payable as of March 31, 2001 decreased approximately $0.2 million due to the timing of payments to vendors. Deferred advertising revenue as of March 31, 2001 decreased approximately $0.7 million due to revenue earned during the period. Additionally, deferred subscription revenue as of March 31, 2001 increased approximately $0.2 million due to the timing of direct mail and subscription renewal campaigns. There were no other material changes from year-end 2000 in total assets, in the basis of segmentation, or in the basis of measurement of segment profit or loss.

 8.    ACCOUNTS RECEIVABLE FINANCING
       -----------------------------

         In August 2000, the Company entered into a securitization facility with an unrelated financial services company. Under the terms of the facility, the Company may transfer an undivided ownership interest in certain trade accounts receivable to the financial services company. The Company receives cash from the third party based on a formula of a percentage of the face value of the eligible transferred receivables, less certain fees. The maximum amount of transferred receivables that may be outstanding under this facility is $2.0 million. The Company pays a variable interest rate (prime plus 1.5%) during the period from when a receivable is transferred until the time the third party collects and remits the balance of the receivable. During the period ended March 31, 2001, this interest rate averaged approximately 10.3 %. The Company retains the credit risk for any receivable that is transferred and with respect to which the customer subsequently defaults on payment. The Company had no credit losses under this facility during the period. The Company recorded interest expense fees of approximately $16,000 related to this facility during the three months ended March 31, 2001. The amount of transferred receivables at March 31, 2001 was approximately $0.4 million. The securitization facility ends June 30, 2002, subject to earlier termination in accordance with the contract.


9.     SUBSEQUENT EVENT
       ----------------

       In May 2001, the Company entered into a sublease agreement with an unrelated third party to sublet approximately 17,000 square feet of its New York City corporate office space, through March 31, 2004, at a rental amount per square foot in excess of the Company's current cost. The anticipated sublease payments will reduce the Company's effective rent to approximately $0.4 million per year, excluding the effect of the capital expenses related to the sublease that will be paid this year. The Company required and received a deposit of approximately $0.2 million as advance payment of rent for certain months in 2001 to offset in part the capital expenses related to the sublease.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       Important Notice Concerning "Forward-looking Statements" in this Report

       1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three months ended March 31, 2001 and March 31, 2000, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after March 31, 2001. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after March 31, 2001, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

       2. Actual Results May Be Different than Projections. Due to a variety of risks and uncertainties, however, actual results may be materially different from the results projected in the forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of
Part I hereof, in Exhibit 99 hereof and elsewhere in this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

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


       Three Months Ended March 31, 2001 as Compared to the Three Months Ended March 31, 2000

       Operating Loss

       The Company's operating loss for the three months ended March 31, 2001 improved approximately 2%, to approximately $1.6 million, as compared to approximately $1.7 million for the three months ended March 31, 2000. The improvement is primarily due to decreased promotion and selling, editorial, production and distribution, and general and administrative expenses, partially offset by decreased advertising revenues. Results from operations for the three months ended March 31, 2000 include the results of Ticker magazine and InsiderTrader.com, assets that were sold during the quarter ended September 30, 2000. Excluding the results of Ticker magazine and InsiderTrader.com, the Company's operating loss for the three months ended March 31, 2001 improved approximately 17%, to approximately $1.6 million, as compared to approximately $2.0 million for the three months ended March 31, 2000.

       Print Publications operations provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of approximately $0.5 million for the three months ended March 31, 2001, as compared to being break-even for the three months ended March 31, 2000. The change in operating contribution is primarily due to decreased advertising revenues, partially offset by decreased promotion and selling, and production and distribution expenses. Excluding the results of Ticker magazine, print publications provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of approximately $0.5 million for the three months ended March 31, 2001, as compared to a negative operating contribution of approximately $0.3 million in the first quarter of 2000.

       Online Services operations provided a break-even result for the three months ended March 31, 2001 as compared to a negative operating contribution (before deducting G&A, and depreciation and amortization expenses) of approximately $0.1 million for the three months ended March 31, 2000. The change in operating contribution is primarily due to decreased advertising revenues, partially offset by decreased editorial, production and development, and promotion and selling expenses. The results of InsiderTrader.com for the three months ended March 31, 2000 were break-even.

       Revenues

       Revenues for the three months ended March 31, 2001 decreased approximately 48%, to approximately $3.2 million, as compared to approximately $6.2 million for the three months ended March 31, 2000. Excluding the results of Ticker magazine and InsiderTrader.com, revenues decreased approximately 34% in the three months ended March 31, 2001, to approximately $3.2 million, as compared to approximately $4.9 million for the three months ended March 31, 2000. Revenues from Print Publications operations for the three months ended March 31, 2001 decreased approximately 47%, to approximately $2.6 million, as compared to approximately $4.9 million for the three months ended March 31, 2000. Excluding the results of Ticker magazine, revenues from Print Publications operations decreased approximately 31% in the three months ended March 31, 2001, to approximately $2.6 million, as compared to approximately $3.8 million for the three months ended March 31, 2000. Revenues from Online Services operations for the three months ended March 31, 2001 decreased approximately 52%, to approximately $0.6 million, as compared to approximately $1.3 million for the three months ended March 31, 2000. Excluding the results of InsiderTrader.com, revenues from Online Services operations decreased approximately 44% in the three months ended March 31, 2001, to approximately $0.6 million, as compared to approximately $1.1 million for the three months ended March 31, 2000.

       Print Publications advertising revenues for the three months ended March 31, 2001 decreased approximately 56%, to approximately $1.6 million, as compared to approximately $3.6 million for the three months ended March 31, 2000. Individual Investor advertising revenues for the three months ended March 31, 2001 decreased approximately 37%, to approximately $1.6 million, as compared to approximately $2.5 million for the three months ended March 31, 2000, due to an approximate 41% decrease in advertising pages sold, combined with a decrease in the net advertising rate per page (excluding the effect of revenue recognized in connection with the Company's equity-for-advertising agreements), offset in part by an increase in revenue recognized in connection with the Company's equity-for-advertising agreements, when compared to the three months ended March 31, 2000. Ticker advertising revenues for the three months ended March 31, 2000 were approximately $1.1 million. The Company's visibility with respect to advertising revenues in 2001 is poor at the time this report is filed. After three quarters of growth (as compared to the applicable prior year period) in advertising, a sudden and sharp decline (as compared to the applicable prior year period) in advertising began in the fourth quarter of 2000 and has continued through the time this report is filed. This slowdown could be followed by an equally sudden and sharp rebound or by continued weakness. Continued weakness in the advertising climate for print publications (and more specifically, for personal finance magazines) would hamper the Company's ability to achieve greater advertising revenues for Individual Investor magazine and could have a material adverse effect on the Company's business, operating results and financial condition.

       Print Publications circulation revenues for the three months ended March 31, 2001 decreased approximately 14%, to approximately $0.8 million, as compared to approximately $0.9 million for the three months ended March 31, 2000. Subscription revenues for the three months ended March 31, 2001 decreased approximately 14%, to approximately $0.6 million, as compared to approximately $0.7 million for the three months ended March 31, 2000. Newsstand revenues for the three months ended March 31, 2001 decreased approximately 11%, to approximately $197,000 as compared to approximately $221,000 for the three months ended March 31, 2000. The decrease in circulation revenues is primarily due to a decrease in newsstand sales for Individual Investor magazine during the quarter ended March 31, 2001 as compared to the prior-year period. The Company believes that the magazine industry in general, and personal finance titles in particular, have experienced declining newsstand sales since approximately the middle of 2000. The Company cannot predict whether newsstand sales for Individual Investor magazine will remain increase, remain stable, or experience further decreases. A further weakening of newsstand sales for Individual Investor magazine could have a material adverse effect on the Company's business, operating results and financial condition.

       Print Publications list rental and other revenues for the three months ended March 31, 2001 decreased approximately 40%, to approximately $255,000, as compared to approximately $429,000 for the three months ended March 31, 2000. Excluding the results of Ticker magazine, list rental revenues from Print Publications decreased approximately 37% in the three months ended March 31, 2001, to approximately $255,000, as compared to approximately $403,000 for the three months ended March 31, 2000. List rental revenues for Individual Investor magazine have declined by approximately the same percentage as advertising revenues for Individual Investor magazine, when comparing the three months ended March 31, 2001 with the prior-year period. As with advertising revenues, the Company's visibility with respect to list rental revenues is poor at the time this report is filed. Continued weakness in list rental revenues would hamper the Company's ability to achieve greater advertising revenues for Individual Investor magazine and could have a material adverse effect on the Company's business, operating results and financial condition.

       Online Services advertising revenues for the three months ended March 31, 2001 decreased approximately 50%, to approximately $0.6 million, as compared to approximately $1.2 million for the three months ended March 31, 2000. The decrease in advertising revenues is attributable to a decrease in demand for and pricing of advertising impressions due to the current market conditions in online advertising. The Company's visibility with respect to Online Services advertising revenues is poor at the time this report is filed. As noted above, the Company's Online Services operations provided a break-even result in the three months ended March 31, 2001, before deducting G&A, depreciation and amortization expenses. If Online Services advertising revenues were to weaken further, the Company's Online Services operations likely would make a negative contribution to overhead (before deducting G&A, depreciation and amortization expenses).

       Operating Expenses

       Operating expenses for the three months ended March 31, 2001 decreased approximately 38%, to approximately $4.8 million, as compared to approximately $7.9 million for the three months ended March 31, 2000. Excluding the results of Ticker magazine and InsiderTrader.com, operating expenses decreased approximately 29% in the three months ended March 31, 2001, to approximately $4.8 million, as compared to approximately $6.9 million for the three months ended March 31, 2000.

       Editorial, production and distribution expenses for the three months ended March 31, 2001 decreased approximately 34%, to approximately $2.3 million, as compared to approximately $3.5 million for the three months ended March 31, 2000. Excluding the results of Ticker magazine and InsiderTrader.com, editorial, production and distribution expenses decreased approximately 20% in the three months ended March 31, 2001, to approximately $2.3 million, as compared to approximately $2.8 million for the three months ended March 31, 2000. The decrease is primarily related to the sale of Ticker magazine and an approximate $0.5 million reduction in editorial, production and distribution expenses of approximately 37% and 10%, respectively, with respect to www.individualinvestor.com (to approximately $0.5 million as compared to approximately $0.8 million in the prior period) and Individual Investor magazine (to approximately $1.7 million as compared to approximately $1.9 million in the prior period).

       Promotion and selling expenses for the three months ended March 31, 2001 decreased approximately 47%, to approximately $1.5 million, as compared to approximately $2.8 million for the three months ended March 31, 2000. Print Publications promotion and selling expenses for the three months ended March 31, 2001 decreased approximately 43%, to approximately $1.4 million, as compared to approximately $2.4 million for the three months ended March 31, 2000. Excluding the results of Ticker magazine, Print Publications promotion and selling expenses decreased approximately 33% in the three months ended March 31, 2001, to approximately $1.4 million, as compared to approximately $2.1 million for the three months ended March 31, 2000. The decrease is primarily due to decreased subscription promotion expense; absence of severance expenses related to a termination arrangement and the non-recurrence of recruiting fees as a result of hiring additional in-house sales personnel for the three months ended March 31, 2000. Online Services promotion and selling expenses for the three months ended March 31, 2001 decreased approximately 72%, to approximately $0.1 million, as compared to approximately $0.4 million for the three months ended March 31, 2000. The decrease from the prior year is primarily attributable to lower marketing and promotion expenses associated with the Individual Investor of the Year(TM) and Magic 25(TM) online trading contests offered by the Company.

       General and administrative expenses for the three months ended March 31, 2001 decreased approximately 36%, to approximately $0.9 million, as compared to approximately $1.5 million for the three months ended March 31, 2000. The Company during the third quarter of 2000 implemented a significant reduction in its general and administrative expenses through a reduction in general and administrative personnel, which has favorably impacted results in the first quarter of 2001.

       Depreciation and amortization expense for the three months ended March 31, 2001 increased approximately 9%, to approximately $152,000, as compared to approximately $140,000 for the three months ended March 31, 2000. The increase is attributable to additional depreciation for furniture and fixtures as well as the amortization of leasehold improvements.

       Investment and Other Income

       Investment and other income for the three months ended March 31, 2001 decreased to approximately ($16,000), as compared to approximately $68,000 for the three months ended March 31, 2000.

       Net Loss

       The Company's net loss for the three months ended March 31, 2001 increased approximately 4%, to approximately $1.7 million, as compared to approximately $1.6 million for the three months ended March 31, 2000. No income taxes were provided in 2001 or 2000 due to the net loss. The basic and dilutive net loss per weighted average common share for the three months ended March 31, 2001 was $0.19, as compared to approximately $0.16 for the three months ended March 31, 2000. Excluding the results of Ticker magazine and InsiderTrader.com, the Company's net loss for the three months ended March 31, 2001 decreased approximately 14%, to approximately $1.7 million, as compared to approximately $1.9 million for the three months ended March 31, 2000.

       Liquidity and Capital Resources

       As of March  31,  2001,  the  Company  had cash and cash  equivalents  of
approximately   $2.4  million,   which  was  included  in  working   capital  of
approximately $1.1 million.

       In August 2000, the Company arranged a line of credit whereby the Company may borrow principal amounts up to $2.0 million secured by certain of its assets. Availability under the facility is based on a formula of a percentage of eligible accounts receivable and provides for interest on direct borrowings at an annual rate equal to prime plus 1.5% plus fees based on the amount of the invoices financed. The term of the line of credit is for a period of two years, subject to certain termination provisions. Total funding pursuant to this line of credit at March 31, 2001 was approximately $0.4 million.

       The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses and, as noted above, the Company recently implemented changes intended to substantially reduce certain operating and general and administrative expenses. The Company notes that its operating expenses in the first quarter of 2001 decreased approximately 28% as compared to the prior year period, excluding the expenses of Ticker magazine and InsiderTrader.com and also notes that in May 2001 it executed a sublease agreement that will reduce its annual rent payments by approximately 60%, excluding the effect of capital expenses related to the sublease. The Company anticipates quarterly losses to continue. Profitability may be achieved in future periods only if the Company can substantially increase its revenues and/or realize capital gains on investments or the sale of certain assets while controlling increases in expenses. Further reductions in expense alone will not enable the Company to achieve profitability in its print publications or online services operations. There can be no assurance that revenues will be substantially increased, that additional capital gains will be realized on investments (instead capital losses in fact may be realized) or that certain assets will be sold, or that expenses can be adequately decreased to enable the Company to attain profitability.

       The Company's visibility with respect to advertising revenues in 2001 is poor at the time this report is filed. After three quarters of growth (as compared to the applicable prior year period) in advertising, a sudden and sharp decline (as compared to the applicable prior year period) in advertising began in the fourth quarter of 2000 and has continued through the time this report is filed. This slowdown could be followed by an equally sudden and sharp rebound or by continued weakness. The Company also is not able to predict the magnitude of the licensing revenues, if any, that it might obtain in connection with the Company's license of the America's Fastest Growing Companies(TM) Index to Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund to be sponsored by Nuveen and based upon the America's Fastest Growing Companies(TM) Index. The licensing revenue, which the Company would be owed quarterly once the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index began trading, would be almost 100% gross margin as the Company would have essentially no marginal expenses associated with such revenues. Nuveen is working to obtain the necessary regulatory approval to commence trading of such an exchange-traded fund but there can be no assurance that Nuveen will obtain the necessary regulatory approval or that the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will commence trading. There also can be no assurance that, if it does commence trading, the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will prove to be popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph. The Company recently announced three additional indexes, the America's Fastest Growing Companies(TM) MidCap 300 Index, the America's Fastest Growing Companies(TM) LargeCap 50 Index and the America's Fastest Growing Companies(TM) Total Market Index and has announced its intention to develop sector indexes in the America's Fastest Growing Companies(TM) Index family. The Company is in discussions with a variety of parties concerning the potential license of those additional indexes for the creation of financial products. There can no assurance the Company will execute licensing agreements with respect to such indexes, that financial products based upon such indexes would enter the market or that the Company would derive any material revenues with respect to any such licenses.

       During the second quarter of 2000, the Company retained The Jordan, Edmiston Group, Inc., the media investment bank, to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company. The Company during the quarter ended September 30, 2000 entered into three separate agreements with unrelated third parties that resulted in net gains on the sale of assets of approximately $6.7 million and that generated net cash proceeds of approximately $6.6 million. In connection with one of these agreements, the Company also issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share.

         The Company believes that its working capital and the value it believes it could realize from the sale of assets and/or securities of the Company should be sufficient to fund its capital requirements through 2001. The Company will need to obtain additional financing or sell certain of its assets early in the third quarter of 2001 in order to sustain operations and is continuing its exploration of strategic alternatives, including exploring sources of additional financing and/or the sale of assets. There can be no assurance, however, that the Company will be able to obtain additional financing or sell additional assets, or as to the terms upon which the Company could do so. Any additional financing could result in substantial dilution of an investor's equity investment in the Company and failure to obtain additional financing or sell certain assets could render the Company unable to continue existing operations.

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

----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
1/01/01-3/31/01   Options to purchase     886,000    Employment services; in           Section 4(2)    Vesting over a period of
                  common stock                       addition, exercise price would                    four years from date of
                  granted to employees               be received upon exercise                         grant, subject to certain
                                                                                                       conditions of continued
                                                                                                       service; exercisable for a
                                                                                                       period lasting ten years from
                                                                                                       date of grant t exercise
                                                                                                       prices ranging from $0.4062
                                                                                                       to $0.75 per share
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------



ITEM 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits


       Exhibit          Description                                                  Method of Filing
          No.
       -----
         3.1      Amended and Restated Certificate of Incorporation    Incorporated by reference to Exhibit 3.2 to the Form 10-Q
                  of Issuer, as amended through June 22, 1999          for the quarter ended June 30, 1999

         3.2      By-laws of Issuer amended through April 27, 1999     Incorporated by reference to Exhibit 3.3 to the Form 10-Q
                                                                       for the quarter ended June 30, 1999

        10.1+     Indemnification Agreement between Issuer and         Filed herewith
                  Howard B. Lorch dated January 1, 2001.

        99        Certain Risk Factors                                 Filed herewith


+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-QSB.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the Quarter Ended March 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 15, 2001

                          INDIVIDUAL INVESTOR GROUP, INC. (Issuer)


                          By:     /s/ Jonathan L. Steinberg
                                  -------------------------
                                  Jonathan L. Steinberg, Chief Executive Officer and Director




                          By:     /s/ Gregory E. Barton
                                  ----------------------
                                  Gregory E. Barton, Vice President,
                                  Chief Financial Officer
                                  (Principal Financial Officer)



                           By:    /s/ Howard B. Lorch
                                  -------------------
                                  Howard B. Lorch, Vice President, Controller
                                  (Principal Accounting Officer)

                                                                    Exhibit 10.1

INDEMNIFICATION AGREEMENT
-------------------------

                  This Agreement ("Agreement") is made and entered into as of the January 1, 2001 by and between Individual Investor Group, Inc., a Delaware corporation ("Corporation"), and Howard Lorch ("Indemnitee"):

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

1        Definitions.
         -----------

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

2        Services by Indemnitee.
         ----------------------

         Indemnitee agrees to serve as Vice President and Controller of the Corporation. Indemnitee may at any time and for any reason resign from such position (subject to any other contractual obligation or any obligation imposed by operation of law).


3        Indemnification - General.
         -------------------------

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

4      Proceedings Other Than Proceedings by or in the Right of the Corporation.
       ------------------------------------------------------------------------

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

5        Proceedings by or in the Right of the Corporation.
         -------------------------------------------------

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


6      Indemnification for Expenses of Party Who is Wholly or Partly Successful.
       ------------------------------------------------------------------------
         Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is, by reason of his Corporate Status, a party to and is successful, on the merits or otherwise, in any Proceeding, he shall be indemnified against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Corporation shall indemnify Indemnitee against all Expenses actually and reasonably incurred by him or on his behalf in connection with each successfully resolved claim, issue or matter. For the purposes of this Section and without limiting the foregoing, the termination of any claim, issue or matter in any such Proceeding by dismissal, with or without prejudice, shall be deemed to be a successful result as to such claim, issue or matter.

7        Indemnification for Expenses as a Witness.
         -----------------------------------------

         Notwithstanding any other provision of this Agreement, to the extent that Indemnitee is, by reason of his Corporate Status, a witness in any Proceeding, he shall be indemnified against all Expenses actually and reasonably incurred by him or on his behalf in connection therewith.

8        Advancement of Expenses.
         -----------------------

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

9        Procedure for Determination of Entitlement to Indemnification.
         -------------------------------------------------------------

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

10       Presumptions and Effects of Certain Proceedings.
         -----------------------------------------------

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


11       Remedies of Indemnitee.
         ----------------------

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

12       Non-Exclusivity; Survival of Rights; Insurance; Subrogation.
         -----------------------------------------------------------

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

13       Duration of Agreement.
         ---------------------

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

14       Severability.
         ------------

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

15       Exception to Right of Indemnification or Advancement of Expenses.
         ----------------------------------------------------------------

         Except as provided in Section 11.5, Indemnitee shall not be entitled to indemnification or advancement of Expenses under this Agreement with respect to any Proceeding, or any claim therein, brought or made by him against the Corporation.

16       Identical Counterparts.
         ----------------------

         This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original but all of which together shall constitute one and the same Agreement.

17       Headings.
         --------

         The headings of the paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction thereof.


18       Modification and Waiver.
         -----------------------

         No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

19       Notice by Indemnitee.
         --------------------

         Indemnitee agrees promptly to notify the Corporation in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document relating any Proceeding or matter which may be subject to indemnification or advancement of Expenses covered hereunder.

20       Notices.
         -------

         All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if (i) delivered by hand and receipted for by the party to whom such notice or other communication shall have been directed, or (ii) mailed by certified or registered mail with postage prepaid, on the third business day after the date on which it is so mailed:

         If to Indemnitee, to:

                  Howard B. Lorch
                  147-29 72nd Drive
                  Flushing, New York  11367

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

21       Governing Law.
         -------------

         The parties agree that this Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Delaware.

22       Miscellaneous.
         -------------

         Use of the masculine pronoun shall be deemed to include usage of the feminine pronoun where appropriate.


         IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.


                                                INDIVIDUAL INVESTOR GROUP, INC.



                                                By:/s/ Jonathan L. Steinberg
                                                   -------------------------
                                                   Jonathan L. Steinberg
                                                   Chief Executive Officer


                                                INDEMNITEE



                                                /s/ Howard B. Lorch
                                                -------------------
                                                Howard B. Lorch

                                                                      EXHIBIT 99
                              CERTAIN RISK FACTORS

                               Dated: May 15, 2001

You should carefully consider these risks, as well as those described in our most recent Form 10-K, before making an investment decision. The risks described below are not the only risks we face. Additional risks may also impair our business operations. If any of the following risks occur, our business, operating results or financial condition could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment. In the risk factors below, the word "web," refers to the portion of the Internet commonly referred to as the "world wide web."

We will need to raise additional capital in the future. Our current levels of revenues are not sufficient to cover our expenses. We intend to control our operating expenses while continuing to invest in its existing products - and, as noted in the Form 10-QSB, we recently implemented changes intended to substantially reduce certain operating and general and administrative expenses. Further reductions in expense alone will not enable us to achieve profitability in its print publications or online services operations and, because we expect continuing net losses, we will need to raise additional capital. We believe that our working capital and the value we believe we could realize from the sale of assets and/or securities should be sufficient to fund our capital requirements through 2001. We will need to obtain additional financing or sell certain of our assets early in the third quarter of 2001 in order to sustain operations and we are continuing our exploration of strategic alternatives, including exploring sources of additional financing and/or the sale of assets. During the second quarter of 2000, we retained The Jordan, Edmiston Group, Inc., a media investment bank, to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company. In September 2000, we sold certain assets, including Ticker magazine and InsiderTrader.com that generated net cash proceeds of approximately $6.6 million. We are continuing to explore strategic alternatives, including exploring sources of additional financing and/or sale of assets. We cannot assure you, however, that we will be able to obtain additional financing or sell any assets. We also cannot assure you as to the terms upon which such additional financing or sale of assets could be consummated if we are able to obtain additional financing or sell assets. It is possible that any additional financing or sale of assets could result in a substantial dilution of an investor's equity interest in us. If we are unable to obtain additional financing or sell assets prior to exhausting our existing resources, or if we only could consummate such financing or sale of assets on unfavorable terms, our ability to continue operations and the value of our common stock would be materially adversely affected.

We have a history of losses and we anticipate that our losses will continue in the future. As of March 31, 2001, we had an accumulated deficit of approximately $31.6 million. Since inception, the only calendar year during which we were profitable was 1995. We expect to continue to incur operating losses into 2001. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

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

We have not yet generated revenues from licensing the stock indexes we have developed. We have not yet generated revenues from licensing the stock indexes we have developed and we might never generate any such revenues. We have licensed the America's Fastest Growing Companies(TM) Index to Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund to be based upon the America's Fastest Growing Companies(TM) Index. Nuveen Investments has filed to obtain the regulatory approvals necessary to permit the launch of an exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index. The necessary regulatory approvals have not yet been obtained and we cannot assure you that such approvals will in fact be obtained. Moreover, we cannot assure you that an exchange-traded fund based upon the
America's Fastest Growing Companies(TM) Index would commence trading if the necessary regulatory approvals were obtained. We also cannot assure you that an exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index would prove to be popular or that the Company would receive any material amount of revenues related to the licenses described in this paragraph. We are seeking to execute license agreements for the creation of financial products based upon other stock indexes we've developed, including the America's Fastest Growing Companies(TM) Total Market Index, the America's Fastest Growing Companies(TM) MidCap 300 Index and the America's Fastest Growing Companies(TM) LargeCap 50 Index and America's Fastest Growing Companies(TM) sector indexes, but we cannot assure you that we will be successful in our endeavors to do so.

We may not be able to attract and retain qualified employees for our online service business. Current and potential employees for our online services business might prefer to work at a company that has operations exclusively related to online services. Since we are also in the print publication business, people may perceive us as a less attractive employer than a pure Internet company. If we are unable to attract and retain qualified employees for our online services business, that business could suffer materially.

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

Our efforts to build positive brand recognition may not be successful. We believe that maintaining and growing awareness about our brands (including Individual Investor, individualinvestor.com, Magic 25(R), America's Fastest Growing Companies(R), Investor University(R) and Investment University(R)) is an important aspect of our efforts to continue to attract print subscribers, magazine readers and Internet users. We cannot assure you that our efforts to build positive brand recognition will be successful.

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

We realized a loss related to our investment in VentureHighway.com, Inc. and we may realize losses related to our investments in Pricing Dynamics, Inc. and Tradeworx, Inc. We record on our balance sheet investments in non-readily marketable securities at their fair market value at the date of acquisition, unless and until we become aware of an other than temporary impairment in such securities or unless and until such securities become readily marketable. We originally recorded the value of VentureHighway.com, Inc. at approximately $2.6 million, Pricing Dynamics, Inc. at approximately $1.5 million and Tradeworx, Inc. at approximately $1.1 million. As of December 31, 2000, we determined that the value of our VentureHighway.com securities had become impaired and we adjusted the carrying value to the estimated fair market value. Accordingly, we took a charge to operating earnings in 2000 of approximately $2.6 million. There currently is no public market for VentureHighway.com, Inc., Pricing Dynamics, Inc. or Tradeworx, Inc. securities, and there is no assurance that we will realize any value with respect to these investments. If we need to take any additional downward adjustments to the carrying value of our investments, our financial condition could be materially adversely affected.

Our quarterly financial results are subject to significant fluctuations. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. For example, revenues in our print publications business tend to reflect seasonal patterns. We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of future operating results. In some quarters, our operating results may be below the expectations of public market analysts and investors. If that happens, the price of our common stock may fall, perhaps dramatically. After three quarters of growth (as compared to the applicable prior year period), a sudden and sharp decline (as compared to the applicable prior year period) in the advertising for print publications in general (including personal finance magazines) began in the fourth quarter of 2000 and has continued into the second quarter of 2001. This slowdown could be followed by an equally sudden and sharp rebound or by continued weakness. In addition, online advertising has weakened in recent quarters. At the time this report is filed, we are not able to predict when, if at all, the overall advertising climate for print publications (and more specifically, for personal finance magazines) or online advertising might improve and therefore we cannot predict the level of advertising revenues that may be achieved by Individual Investor magazine or our online services. Continued weakness in the advertising climate for print publications (and more specifically, for personal finance magazines) would hamper our ability to achieve greater revenues for Individual Investor magazine and could have a material adverse effect on our business, operating results and financial condition. Continued weakness in the advertising climate for online services would hamper our ability to achieve greater revenues for our online services and could have a material adverse effect on our business, operating results and financial condition.

Because our editorial content is focused on the financial markets, a prolonged "bear market" may cause our businesses to suffer. Our editorial content is highly focused on the financial markets. If the markets suffer a prolonged downturn or "bear market," it is possible that our businesses might suffer materially for two reasons. First, during a bear market, people may become less interested in buying and selling securities - and the level of trading volume at online brokerages, for instance, has declined in recent months as the market has moved generally lower - and thus less interested in our research and analysis of securities. If this occurs, fewer people might be interested in subscribing to our print publications and using our online services. An indication of this is the fact that newsstand sales of personal finance magazines in general have suffered in recent months. Second, many advertisers, particularly financial services advertisers that are our most important source of advertising revenue, have announced reduction in their advertising budgets. As noted above, the advertising climate for print publications in general and personal finance magazines in particular has suffered a sharp decline beginning in the fourth quarter of 2000. A continuation of a general market downturn would have a material adverse effect on our business, operating results and financial condition.

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

5. We depend on WinStar Interactive Media Sales, Inc. to sell advertising, sponsorships and e-commerce partnerships on our web sites. We depend on an independent party, WinStar Interactive Media Sales, Inc. ("WinStar"), to sell advertising, sponsorships and e-commerce partnerships on our web sites, to complement our internal efforts. WinStar recently filed for reorganization under Chapter 11 of the United States Bankruptcy Code. If WinStar's business is disrupted or its sales force is ineffective, the revenues generated from our web sites could be materially adversely affected.

Control of the Company by Principal Stockholders. At the present time, Jonathan Steinberg, and Saul Steinberg (who is Jonathan Steinberg's father), beneficially own approximately 22.2% of the common stock of the Company. Additionally, the following entities currently beneficially own the following amount of the common stock of the Company: Telescan, Inc., approximately 12.8%; American Financial Group, Inc., approximately 7.7%; and Reliance Financial Services Corporation, approximately 7.4%. As a result of their beneficial ownership of common stock, these parties will be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of its directors. Because it may be very difficult for another company to acquire us without the approval of the Steinbergs, other companies might not view us as an attractive takeover candidate. Our stockholders, therefore, may have less of a chance to benefit from any possible takeover of the Company, than they would if the Steinbergs did not have as much influence.

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

          We are somewhat dependent upon the use of certain trademarks in our operation, including the marks Individual Investor, individualinvestor.com, Magic25(R), America's Fastest Growing Companies(R), Investor University(R) and Investment University(R). We have a perpetual license for use of the trademark Individual Investor. To perfect our interests in the mark, however, we filed suit in 1997 against the licensor and a third party whom we believed was infringing the mark. The litigation was resolved favorably to us, with an agreement by the third party not to further infringe the mark. We commenced negotiations with the licensor to obtain assignment of the mark, The Individual Investor, but did not reach an agreement. Although we will continuously monitor and may seek enforcement against any perceived infringement of the mark, we cannot assure you that our efforts will be successful.

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