Form 10QSB
period 2001-06-30
INDIVIDUAL INVESTOR GROUP INC
filed 2001-08-14
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


_X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001
                                        -------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number 1-10932
                                -------


                         INDIVIDUAL INVESTOR GROUP, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Delaware                                     13-3487784
         ---------------------------------                       ---------------
         (State or other jurisdiction of                          (IRS Employer
         incorporation or organization)                      Identification No.)

             125 Broad Street, 14th Floor, New York, New York 10004
                    (Address of principal executive offices)

                                 (212) 742-2277
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X     No____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 13, 2001, issuer had outstanding 8,987,083 shares of Common Stock, $.01 par value per share.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                      INDEX



  Part I Financial Information                                              Page
  ------                                                                    ----

      Item 1. Financial Statements

        Consolidated Condensed Balance Sheets
        as of June 30, 2001 (Unaudited) and December 31, 2000                  3

        Consolidated Condensed Statements of Operations (Unaudited)
        for the Three and Six Months Ended June 30, 2001 and 2000              4

        Consolidated Condensed Statements of Cash Flows (Unaudited)
        for the Six Months Ended June 30, 2001 and 2000                        5

        Notes to Consolidated Condensed Financial Statements (Unaudited)       6

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Part II Other Information

      Item 1. Legal Proceedings

      Item 2. Changes in Securities

      Item 6. Exhibits and Reports on Form 8-K
      ------

  Signatures

               INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                         June 30,   December 31,
                    ASSETS                                2001          2000
                                                        UNAUDITED
                                                       ----------   ------------
Current assets:
     Cash and cash equivalents                         $ 486,846    $ 4,694,476
     Accounts receivable (net of allowances of
      $379,776 in 2001 and $552,609 in 2000)
                                                         760,831      1,754,200
     Investment in discontinued operations (Note 3)       49,302         49,302
     Prepaid expenses and other current assets           950,801      1,036,996
                                                     ------------   ------------
        Total current assets                           2,247,780      7,534,974
                                                     ------------   ------------

Investments (Note 2)                                   2,678,546      2,678,546
Deferred subscription expense                            193,482        337,245
Property and equipment - net                           1,687,622      1,479,105
Security deposits                                        374,466        375,580
Other assets                                             101,046        300,810
                                                     ------------   ------------
        Total assets                                  $7,282,942    $12,706,260
                                                     ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                 $2,216,598    $ 2,534,027
     Accrued expenses                                    492,543        462,800
     Deferred advertising revenue                      1,446,839      1,987,067
                                                     ------------   ------------
        Total current liabilities                      4,155,980      4,983,894
                                                     ------------   ------------

Deferred advertising revenue                             147,668        532,653
Deferred subscription revenue                          2,525,580      2,607,407
                                                     ------------   ------------
        Total liabilities                              6,829,228      8,123,954
                                                     ------------   ------------

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, authorized
      2,000,000 shares, 7,880 issued and outstanding
      in 2001 and in 2000                                     79             79
     Common stock, $.01 par value; authorized
      40,000,000 shares, 9,173,083, issued and
      outstanding in 2001 and; 8,972,886  issued and
      outstanding in 2000                                 91,731         89,729
     Additional paid-in capital                       33,669,806     33,576,719
     Warrants                                            770,842        872,052
     Deferred compensation                               (80,383)       (29,490)
     Accumulated deficit                             (33,998,361)   (29,926,783)
                                                     ------------   ------------
        Total stockholders' equity                       453,714      4,582,306
                                                     ------------   ------------

       Total liabilities and stockholders' equity     $7,282,942    $12,706,260
                                                     ============   ============

See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                   UNAUDITED


                                                      3 Months Ended June 30,           6 Months Ended ,June 30,
                                                 -------------------------------     ------------------------------

                                                   2001                2000             2001              2000
                                                 ------------       ------------     ------------      ------------
Revenues:

     Print Publications                          $ 1,562,638        $ 4,251,157      $ 4,185,298       $ 9,190,288
     Online Services                                 240,510            981,134          850,233         2,254,653
                                                 ------------       ------------     ------------      ------------
     Total revenues                                1,803,148          5,232,291        5,035,531        11,444,941
                                                 ------------       ------------     ------------      ------------

Operating expenses:
     Editorial, production and distribution        1,972,618          3,495,011        4,265,898         6,964,807
     Promotion and selling                         1,278,967          2,292,358        2,779,568         5,106,559
     General and administrative                      607,845          1,234,868        1,533,646         2,688,437
     Depreciation and amortization                   186,163            143,223          338,320           283,189
                                                 ------------       ------------     ------------      ------------
     Total operating expenses                      4,045,593          7,165,460        8,917,432        15,042,992
                                                 ------------       ------------     ------------      ------------

Operating loss from continuing operations         (2,242,445)        (1,933,169)      (3,881,901)       (3,598,051)

Investment and other income                          (95,163)            58,518         (110,877)          126,817
                                                 ------------       ------------     ------------      ------------

Net loss                                         ($2,337,608)       ($1,874,651)     ($3,992,778)      ($3,471,234)
                                                 ============       ============     ============      ============

Basic and dilutive net loss per common share
      (Note 5):                                       ($0.26)            ($0.19)          ($0.45)           ($0.34)
                                                 ============       ============     ============      ============

Average number of common shares used in computing
     basic and dilutive loss per common share      9,093,775         10,392,173        9,032,697        10,378,082


See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   UNAUDITED


                                                     Six Months Ended June 30,
                                                      2001              2000
                                                   ------------      -----------
Cash flows from operating activities:
Net loss                                           ($3,992,778)      (3,471,234)
Reconciliation of net loss to net cash used in
operating activities:
   Depreciation and amortization                       338,320          283,189
   Stock option and warrant transactions               (47,213)         115,646
   Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                          1,286,097          147,255
        Prepaid expenses and other current assets       86,206         (176,507)
        Security deposits                                1,114           (3,720)
        Other assets                                   189,060          126,560
        Deferred subscription expense                  143,763          (83,201)
    Increase (decrease) in:
        Accounts payable and accrued expenses         (287,686)         277,617
        Deferred advertising revenue                  (925,214)      (1,325,556)
        Deferred subscription revenue                  (81,827)         439,678
                                                   ------------      -----------
   Net cash used in operating activities            (3,290,158)      (3,670,273)
                                                   ------------      -----------

Cash flows from investing activities:
Purchase of property and equipment                    (545,943)        (217,976)
                                                   ------------      -----------
   Net cash provided by investing activities          (545,943)        (217,976)
                                                   ------------      -----------

Cash flows from financing activities:
Proceeds from exercise of stock options                    -             59,845
Receivables financing                                 (292,729)             -
Preferred stock dividends                              (78,800)        (100,000)
                                                   ------------      -----------
       Net cash provided by financing activities      (371,529)         (40,155)
                                                   ------------      -----------

Net decrease in cash and cash equivalents           (4,207,630)      (3,928,404)
Cash and cash equivalents, beginning of period       4,694,476        6,437,542
                                                   ------------      -----------

Cash and cash equivalents, end of period              $486,846       $2,509,138
                                                   ============      ===========


See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000 on Form 10-K.

                  The Company on January 01, 2001, adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formally considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

                  In June 2001, the FASB approved the final standards resulting from its business combinations project. The FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," in July 2001. SFAS No. 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment, rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 141 and No. 142 will not have a material impact on the financial position, results of operations, or cash flows of the Company.

                  Certain balances for the period ended June 30, 2000 have been reclassified to conform to fiscal 2001 presentation.

2.       INVESTMENTS

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

                  At June 30, 2001, the domestic investment fund had remaining net assets of approximately $511,000. The Company's net investment in discontinued operations of $49,302 at June 30, 2001 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services.

                  The  Company   expects   that  assets  left  in  the  domestic
         investment fund will be distributed to its investors, including the Company, during the third quarter of 2001.

4.       STOCK OPTIONS

                  During the three and six months ended June 30, 2001: the Company granted none and 886,000 options, respectively, to purchase the Company's Common Stock pursuant to the Company's stock option plans; no options were exercised; 92,334 and 123,834 options, respectively, were canceled; and 9,500 and 9,500 options, respectively, expired.

                  Of the options granted during the six months ended June 30, 2001, the 420,000 options granted to Jonathan Steinberg, the Company's President and Chief Executive Officer, were granted at an exercise price equal to 110% of the fair market value of the stock on the date of grant; all other options granted during the period have an exercise price equal to the fair market value of the stock at the date of issuance and expire at various dates through February 2011.

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

                  In May  2001,  the Stock  Option  Committee,  pursuant  to the
         Company's 2000 Performance Equity Plan, awarded 223,000 shares ("Restricted Shares") of authorized but unissued Common Stock in the aggregate to certain employees subject to the terms of a restricted stock agreement. In July 2001, as a result of the sale of the subscriber list and discontinuance of publication of Individual Investor magazine (the "Magazine Sale") (see Note 10), the Company terminated the majority of its employees and 186,000 of the Restricted Shares were cancelled.

5.       LOSS PER COMMON SHARE

                  Basic net loss per share is computed by dividing the net loss, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares during the period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The loss per common share for the three and six months ended June 30, 2001 and 2000, is computed based on the weighted average number of shares of Common Stock outstanding during the period. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of dilutive loss per common share, as the effect would have been antidilutive.

                  The computation of net loss applicable to common shareholders is as follows:



                                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                            ---------------------------     -------------------------
                                                                  2001            2000         2001             2000
                                                                  ----            ----         ----             ----


              Net loss                                       $ (2,337,608)  $ (1,874,651)   $(3,992,778)    $(3,471,234)
              Preferred stock dividends                            39,400         50,000         78,800         100,000
                                                             -------------  -------------   ------------    ------------
              Net loss applicable to common shareholders     $ (2,377,008)  $ (1,924,651)   $ 4,071,578)    $(3,571,234)
                                                             =============  =============   ============    ============

6.       COMPREHENSIVE LOSS

                  Comprehensive loss for the three and six months ended June 30, 2001 and 2000, respectively, is presented in the following table:

                                                             Three Months Ended June 30,         Six Months Ended June 30,
                                                             ---------------------------         -------------------------

                                                                   2001          2000           2001           2001
                                                                   ----          ----           ----           ----
         Net loss                                            $ (2,337,608)  $ (1,874,651)  $ (3,992,778)   $ (3,471,234)
         Other comprehensive loss:                                -              -              -              -
                                                             -------------  -------------  -------------   -------------
         Total comprehensive loss:                           $ (2,337,608)  $ (1,874,651)  $ (3,992,778)   $ (3,471,234)
                                                             =============  =============  =============   =============




7.       SEGMENT INFORMATION

                  The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. For the period ended June 30, 2000, the Company's Print Publications operations published and marketed Individual Investor magazine, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company's Online Services operations for the period ended June 30, 2000 included individualinvestor.com (www.individualinvestor.com) and InsiderTrader.com. The assets of Ticker magazine and InsiderTrader.com were sold during the quarter ended September 30, 2000. During the first quarter of 2001, the Company
         launched      another      online      product,       SHORTInterest.com
         (www.shortinterest.com). Substantially all of the Company's operations are within the United States.

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



                                                                       Three Months Ended June 30,
                                                                       ---------------------------

                                                                                                2000
                                                                                            Excluding Sold
                                                                  2001           2000          Assets
                                                                  ----           ----          ------
         Revenues:
           Print Publications                                 $ 1,562,638    $ 4,251,157     $3,185,396
           Online Services                                        240,510        981,134        788,483
                                                              ------------   ------------   ------------
                                                              $ 1,803,148    $ 5,232,291     $3,973,879

         Operating contribution (before G&A
               and depreciation and amortization expenses)
           Print Publications                                 ($1,177,953)      $ 71,438      ($231,130)
           Online Services                                       (270,484)      (626,516)      (617,549)
                                                              ------------   ------------   ------------
                                                               (1,448,437)      (555,078)      (848,679)

         G&A and depreciation and amortization expenses          (794,008)    (1,378,091)    (1,378,091)
         Investment and other income                              (95,163)        58,518         58,518
                                                              ------------   ------------   ------------
         Net loss                                             ($2,337,608)   ($1,874,651)   ($2,168,252)
                                                              ============   ============   ============






                                                                      Six Months Ended June 30,
                                                                      -------------------------

                                                                                                2000
                                                                                              Excluding
                                                                   2001           2000       Sold Assets
                                                                   ----           ----       -----------
         Revenues:
           Print Publications                                  $4,185,298     $9,190,288     $6,986,354
           Online Services                                        850,233      2,254,653      1,878,254
                                                              ------------   ------------   ------------
                                                               $5,035,531    $11,444,941     $8,864,608
                                                              ============   ============   ============

         Operating contribution (before G&A
               and depreciation and amortization expenses)
           Print Publications                                 ($1,718,829)      $ 73,379    ($  551,090)
           Online Services                                       (291,106)      (699,804)      (688,635)
                                                              ------------   ------------   ------------
                                                               (2,009,935)      (626,425)    (1,239,725)

         G&A and depreciation and amortization expenses        (1,871,966)    (2,971,626)    (2,971,626)
         Investment and other income                             (110,877)       126,817        126,817
                                                              ------------   ------------   ------------
         Net loss                                             ($3,992,778)   ($3,471,234)   ($4,084,534)
                                                              ============   ============   ============

                  There was no change in non-current  investments as of June 30,
         2001 as compared to December 31, 2000. Net accounts receivable as of June 30, 2001 decreased approximately $1.0 million due to the decreased advertising sales and improved collections. Accounts payable as of June 30, 2001 decreased approximately $0.3 million due to the timing of payments to vendors. Deferred advertising revenue as of June 30, 2001 decreased approximately $0.9 million due to revenue earned during the period. Additionally, deferred subscription revenue as of June 30, 2001 decreased approximately $0.1 million due to the timing of direct mail and subscription renewal campaigns. There were no other material changes from year-end 2000 in total assets, in the basis of segmentation, or in the basis of measurement of segment profit or loss.

8.       ACCOUNTS RECEIVABLE FINANCING


                  In August 2000, the Company entered into a securitization facility with an unrelated financial services company. Under the terms of the facility, the Company may transfer an undivided ownership interest in certain trade accounts receivable to the financial services company. The Company receives cash from the third party based on a formula of a percentage of the face value of the eligible transferred receivables, less certain fees. The maximum amount of transferred receivables that may be outstanding under this facility is $2.0 million. The Company pays a variable interest rate (prime plus 1.5%) during the period from when a receivable is transferred until the time the third party collects and remits the balance of the receivable. During the three and six months ended June 30, 2001, this interest rate averaged approximately 9.0% and approximately 9.7% respectively. The Company retains the credit risk for any receivable that is transferred and with respect to which the customer subsequently defaults on payment. The Company had no credit losses under this facility during the period. The Company recorded interest expense of approximately $7,000. and $23,000, respectively, related to this facility during the three and six months ended June 30, 2001. The amount of transferred receivables at June 30, 2001 was approximately $0.3 million. The securitization facility ends June 30, 2002, subject to earlier termination in accordance with the contract.

                  Following the Magazine Sale on July 9, 2001 (see Note 10) the facility was terminated in accordance with the contract terms. The facility continues to collect the eligible transferred receivables in accordance with the contract terms. The estimated cancellation cost of the contract is reflected in the pro-forma results (Note 11) as a cost of the sale and has reduced the gain accordingly.

9.       COMMITMENTS AND CONTINGENCIES


                  In May 2001, the Company entered into a sublease agreement with an unrelated third party to sublet approximately 17,000 square feet of its New York City corporate office space, through March 31, 2004, at a rental amount per square foot in excess of the Company's current cost. Pursuant to the sublet, the Company is entitled to receive annual rent of approximately $607,000, escalating to approximately $642,000 over the term of the sublease. The anticipated sublease payments will reduce the Company's effective rent to approximately $0.4 million per year, excluding the effect of the capital expenses related to the sublease that have been or will be paid this year. The Company required and received a deposit of approximately $0.2 million as advance payment of rent for certain months in 2001 to offset in part the capital expenses related to the sublease. Additionally, the Company is seeking to sublet the remaining 18,000 square feet of its office space. (see Note 10).

10.      SUBSEQUENT EVENT


                  On July 9, 2001, the Company completed the transactions (the "Magazine Sale") contemplated by an agreement ("Agreement") with The Kiplinger Washington Editors, Inc. ("Kiplinger"), the publisher of Kiplinger's Personal Finance Magazine ("KPFM"). Pursuant to the Agreement, the Company, among other things:

         -- sold to Kiplinger the subscriber list to the Company's Individual Investor magazine ("II");

         -- agreed, until July 9, 2006, not to use the name "Individual Investor" for print periodical publishing or list rental purposes, except in connection with the Company's Individual Investor's Special Situations Report newsletter; and

         -- agreed to provide certain consulting services to Kiplinger until July 9, 2002.

                  In return, Kiplinger:

         -- agreed to provide II subscribers with KPFM, at no additional cost to II subscribers, for the number of issues of II that such subscribers have paid for but have not been served, representing approximately $2.6 million of deferred subscription liability of the Company; and

         -- paid the Company $3.5 million in cash, a portion of which was placed in escrow to secure certain obligations.

                  In connection with this transaction, the Company reduced its employee headcount by approximately 90% in order to focus on its stock index licensing operations and the low-cost maintenance of its online operations, which include www.individualinvestor.com and www.SHORTInterest.com. Additionally, the Company announced that it would seek to sublet 18,000 square feet of its office space.

11.      PRO FORMA FINANCIAL INFORMATION

                  The following pro forma June 30, 2001 balance sheet shows the effects of the Magazine Sale on July 9, 2001 (see Note 10) as if such transaction had occurred as of June 30, 2001. The pro forma income statements for the year ended December 31, 2000 and six months ended June 30, 2001 show the effect of the Magazine Sale on July 9, 2001 (see
         Note 10) as if such transaction had occurred as of January 1, 2000 and 2001, respectively. The pro forma information as presented below is not necessarily indicative of the results that would have been obtained had the transaction occurred as of January 1, 2000 and January 1, 2001 respectively (e.g. potential reductions in general and administrative expenses).



                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET


                                    UNAUDITED

                                                                                                 PRO FORMA
                                                            June 30,       PRO FORMA              June 30,
               ASSETS                                        2001          ADJUSTMENT               2001
                                                           ------------   ------------           -----------
Current assets:
    Cash and cash equivalents                              $  486,846     $ 2,691,956  (1)      $ 3,178,802
    Accounts receivable (net of allowances of $379,776)       760,831        (151,490) (7)          609,341
    Investment in discontinued operations                      49,302             -                  49,302
    Prepaid expenses and other current assets                 950,801         (88,499) (2)          862,302
                                                           ------------   ------------           -----------
               Total current assets                         2,247,780       2,451,967             4,699,747
                                                           ------------   ------------           -----------

Investments                                                 2,678,546             -               2,678,546
Deferred subscription expense                                 193,482        (189,603) (3)            3,879
Property and equipment - net                                1,687,622        (379,972) (4)        1,307,650
Security deposits                                             374,466             -                 374,466
Other assets                                                  101,046       1,229,800  (8)        1,330,846
                                                           ------------   ------------           -----------
               Total assets                                $7,282,942     $ 3,112,192           $10,395,134
                                                           ============   ============          ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $2,216,598     $       -             $ 2,216,598
    Accrued expenses                                          492,543             -                 492,543
    Deferred consulitng fees and non compete                        -       1,000,000  (5)        1,000,000
    Deferred advertising revenue                            1,446,839         (25,241) (10)       1,421,598
                                                           ------------   ------------           -----------
               Total current liabilities                    4,155,980         974,759             5,130,739
                                                           ------------   ------------           -----------

Deferred advertising revenue                                  147,668             -                 147,668
Deferred subscription revenue                               2,525,580             -               2,525,580
                                                           ------------   ------------           -----------
               Total liabilities                           $6,829,228         974,759             7,803,987
                                                           ------------   ------------           -----------



Stockholders' Equity:
    Preferred stock, $.01 par value, authorized 2,000,000
      shares, 7,880 issued                                         79             -                      79
    Common stock, $.01 par value; authorized 40,000,000
       shares, 9,173,083 issued and outstanding,
       8,987,083 pro forma                                      91,731         (1,860)  (9)          89,871
    Additional paid-in capital                              33,669,806        (81,840)  (9)      33,587,966
    Warrants                                                   770,842            -                 770,842
    Deferred compensation                                      (80,383)        69,750   (9)         (10,633)
    Accumulated deficit                                    (33,998,361)     2,151,383   (6)     (31,846,978)
                                                           ------------   ------------           -----------
               Total stockholders' equity                      453,714      2,137,433             2,591,147
                                                           ------------   ------------           -----------

               Total liabilities and stockholders' equity  $ 7,282,942    $ 3,112,192           $10,395,134
                                                           ============   ============          ============


Notes to Pro Forma Consolidated Condensed Balance Sheet
 (1) Net cash proceeds on Magazine sale
 (2) Cash proceeds put in escrow (125,000), net of writeoff of prepaid expenses not refundable (213,499)
 (3) Write off of deferred subscription expense
 (4) Writedown of furniture and fixtures to estimated net realizable value
 (5) Non compete and consulting fees to be earned
 (6) Estimated gain Magazine sale net of estimated expenses and writedowns and reversal of amortization of deferred compensation
 (7) Termination of securitization facility
 (8) Purchaser's responsibility for potential subscriber cancellations
 (9) Cancellation of 186,000 restricted shares to terminated employees
(10) Deferred advertising revenue earned

                  INDIVIDUAL  INVESTOR  GROUP, INC. AND SUBSIDIARIES

              PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                    UNAUDITED

                                                      AS REPORTED                               PRO FORMA
                                                        6 Months                                 6 Months
                                                     Ended June 30,    PRO FORMA               Ended June 30,
                                                         2001          ADJUSTMENT                  2001
                                                     ------------     ------------             ------------
Revenues:
      Print Publications                             $ 4,185,298      ($3,602,832)    (1)(2)    $  582,466
      Online Services                                    850,233              -                    850,233
      Other income                                           -            450,000     (5)          450,000
                                                     ------------     ------------             ------------
      Total revenues                                   5,035,531       (3,152,832)               1,882,699
                                                     ------------     ------------             ------------

Operating expenses:
      Editorial, production and distribution           4,265,898       (3,286,864)    (3)          979,034
      Promotion and selling                            2,779,568       (2,557,890)    (4)          221,678
      General and administrative                       1,533,646          (13,950)    (8)        1,519,696
      Depreciation and amortization                      338,320              -                    338,320
                                                     ------------     ------------             ------------
      Total operating expenses                         8,917,432       (5,858,704)               3,058,728
                                                     ------------     ------------             ------------

Gain on sale of assets                                       -          2,151,383     (7)        2,151,383

Operating income (loss) from continuing operations    (3,881,901)       4,857,255                  975,354
                                                                                                       -
Investment and other income                             (110,877)          53,839     (6)          (57,038)
                                                     ------------     ------------             ------------
                                                                                                       -
Net income (loss)                                    ($3,992,778)     $ 4,911,094                 $918,316
                                                     ============     ============             ============

Basic income (loss) per common share:                     ($0.45)                                    $0.09
                                                     ============                              ============

Average number of common shares used in computing
      basic income (loss) per common share             9,032,697                                 9,032,697

Dilutive income (loss) per common share                   ($0.45)                                    $0.09
                                                     ============                              ============
Average number of common shares used in computing
      dilutive income (loss) per common share          9,032,697                                 9,776,093


Notes to Pro Forma Consolidated Condensed Statement of Operations

 (1) Elimination of print revenues related to Magazine sale
 (2) Recognition of deferred subscription  revenues
 (3) Elimination of editorial, production and distribution costs related to Magazine sale
 (4) Elimination of promotion and selling expenses related to Magazine sale
 (5) Accretion of non - compete and consulting income
 (6) Investment income earned on net cash from Magazine sale
 (7) Pro forma gain on Magazine sale
 (8) Amortization of deferred compensation related to restricted shares

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS




                                    UNAUDITED

                                                       AS REPORTED                                     PRO FORMA
                                                       YEAR ENDED         PRO FORMA                    YEAR ENDED
                                                     December 31, 2000    ADJUSTMENT                 December 31, 2000
                                                     -----------------  -------------                 ----------------


Print Publications                                   $ 16,590,782       ($12,180,393)   (1)(2)        $ 4,410,389
Online Services                                         3,188,022                -                      3,188,022
Other Income                                                  -              900,000    (5)               900,000
                                                      ------------      -------------                 ------------
Total revenues                                         19,778,804        (11,280,393)                   8,498,411
                                                      ------------      -------------                 ------------


Editorial, production and distribution                 12,683,600         (7,487,973)   (3)             5,195,627
Promotion and selling                                   8,683,141         (6,099,415)   (4)             2,583,726
General and administrative                              5,494,521                -                      5,494,521
Depreciation and amortization                             557,802                -                        557,802
                                                      ------------      -------------                 ------------
Total operating expenses                               27,419,064        (13,587,388)                  13,831,676
                                                      ------------      -------------                 ------------

Gain on sale of assets                                  6,702,219          2,151,383    (7)             8,853,602
                                                      ------------      -------------                 ------------

Impairment of investment                               (2,638,356)               -                     (2,638,356)
                                                      ------------      -------------                 ------------

Operating income (loss) from continuing operations     (3,576,397)         4,458,378                      881,981

Investment and other income                               170,608            107,807    (6)               278,415

                                                      ------------      -------------                 ------------
Net Income (loss)                                     ($3,405,789)       $ 4,566,185                  $ 1,160,396
                                                      ============      =============                 ============

Basic and dilutive income (loss) per common share:         ($0.34)                                          $0.09
                                                      ============                                    ============

Average number of common shares used in computing
  basic income (loss) per common share:                10,439,887                                      10,439,887

Dilutive income (loss) per common share:                   ($0.34)                                          $0.09
                                                      ============                                    ============

Average number of common shares used in computing
  basic income (loss) per common share:                10,439,887                                      11,183,283



Notes to Pro Forma Consolidated Condensed Statement of Operations

(1) Elimination of print revenues related to Magazine sale
(2) Recognition of deferred subscription revenues
(3) Elimination of editorial, production and distribution costs related to Magazine sale
(4) Elimination of promotion and selling expenses related to Magazine sale
(5) Accretion of non - compete and consulting income
(6) Investment income earned on net cash from Magazine sale
(7) Pro forma gain on sale of Magazine sale

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Important Notice Concerning "Forward-looking Statements" in this Report

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three and six months ended June 30, 2001 and June 30, 2000, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after June 30, 2001. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after June 30, 2001, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, number of subscribers, subscription revenues, revenues per advertising page, number of advertising pages, production expense per copy, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

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


Three and Six Months Ended June 30, 2001 as Compared to the Three and Six Months Ended June 30, 2000

         Operating Loss

         The Company's operating loss for the three and six months ended June 30, 2001 increased approximately 16% and 8%, respectively, to approximately $2.2 million and $3.9 million, respectively, as compared to approximately $1.9 million and $3.6 million, respectively, for the three and six months ended June 30, 2000. The increase is primarily due to lower advertising revenues offset by decreased promotion and selling, editorial, production and distribution, and general and administrative expenses. Results from operations for the three and six months ended June 30, 2000 include the results of Ticker magazine and InsiderTrader.com, assets that were sold during the quarter ended September 30, 2000. Excluding the results of Ticker magazine and InsiderTrader.com, the Company's operating loss for the three months ended June 30, 2001 remained at approximately $2.2 million as compared to the comparable three month period ended June 30, 2000 and improved approximately 8%, to approximately $4.0 million, as compared to approximately $4.2 million for the six months ended June 30, 2000.

         Print Publications operations provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of approximately $1.2 million and $1.7 million, respectively, for the three and six months ended June 30, 2001, as compared to a positive contribution of approximately $ 0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2000. The change in operating contribution is primarily due to decreased advertising revenues, partially offset by decreased promotion and selling, and production and distribution expenses. Excluding the results of Ticker magazine, Print Publications operations provided a negative operating contribution (before deducting G&A and depreciation and amortization expenses) of approximately $1.2 million and $1.7 million, respectively, for the three and six months ended June 30, 2001, as compared to a negative operating contribution of approximately $0.2 million and $0.6 million, respectively, for the three and six months ended June 30, 2000.

         Online Services operations provided a negative operating contribution (before deducting G&A, and depreciation and amortization expenses) of approximately $0.3 million and $0.3 million , respectively, for the three and six months ended June 30, 2001 as compared to a negative operating contribution (before deducting G&A, and depreciation and amortization expenses) of approximately $0.6 million and $0.7 million, respectively, for the three and six months ended June 30, 2000. The change in operating contribution is primarily due to decreased advertising revenues, offset by decreased editorial, production and development, and promotion and selling expenses. The results of InsiderTrader.com for the three and six months ended June 30, 2000 were break-even.

         Revenues

         Revenues for the three and six months ended June 30, 2001 decreased approximately 66% and 56%, respectively, to approximately $1.8 million and $5.0 million, respectively, as compared to approximately $5.2 million and $11.4, million respectively, for the three and six months ended June 30, 2000. Excluding the results of Ticker magazine and InsiderTrader.com, revenues decreased approximately 55% and 43%, respectively, in the three and six months ended June 30, 2001, to approximately $1.8 million and $5.0 million, respectively, as compared to approximately $4.0 million and $8.9 million, respectively, for the three and six months ended June 30, 2000.

         Revenues from Print Publications operations for the three and six months ended June 30, 2001 decreased approximately 63% and 54%, respectively, to approximately $1.6 million and $4.2 million, respectively, as compared to approximately $4.3 million and $9.2 million, respectively for the three and six months ended June 30, 2000. Excluding the results of Ticker magazine, revenues from Print Publications operations decreased approximately 51% and 40%, respectively, in the three and six months ended June 30, 2001, to approximately $1.6 million and $4.2 million, respectively, as compared to approximately $3.2 million and $7.0 million, respectively, for the three and six months ended June 30, 2000.

         Revenues from Online Services operations for the three and six months ended June 30, 2001 decreased approximately 75% and 62%, respectively, to approximately $0.2 million and $0.9 million, respectively, as compared to approximately $1.0 million and $2.3 million, respectively, for the three and six months ended June 30, 2000. Excluding the results of InsiderTrader.com, revenues from Online Services operations decreased approximately 69% and 55%, respectively, in the three and six months ended June 30, 2001, to approximately $0.2 million and $0.9 million, respectively, as compared to approximately $0.8 million and $1.9 million, respectively, for the three and six months ended June 30, 2000.

         Print Publications advertising revenues for the three and six months ended June 30, 2001 decreased approximately 74% and 64%, respectively, to approximately $0.8 million and $2.3 million, respectively, as compared to approximately $3.0 million and $6.5 million, respectively, for the three and six months ended June 30, 2000. Individual Investor advertising revenues for the three and six months ended June 30, 2001 decreased approximately 59% and 47%, respectively, to approximately $0.8 million and $2.3 million, respectively, as compared to approximately $1.9 million and $4.4 million, respectively, for the three and six months ended June 30, 2000, due to a decrease in advertising pages sold, combined with a decrease in the net advertising rate per page (excluding the effect of revenue recognized in connection with the Company's equity-for-advertising agreements), offset in part by an increase in revenue recognized in connection with the Company's equity-for-advertising agreements, when compared to the three and six months ended June 30, 2000. Ticker advertising revenues for the three and six months ended June 30, 2000 were approximately $1.0 million and $2.1 million, respectively. Since the fourth quarter of 2000, the advertising climate has been weak for the magazine industry in general and has been particularly weak for the personal finance and business titles.

         Print Publications circulation revenues for the three and six months ended June 30, 2001 decreased approximately 34% and 24%, to approximately $0.6 million and $1.4 million, respectively, as compared to approximately $1.0 million and $1.9 million, respectively, for the three and six months ended June 30, 2000. Subscription revenues for the three and six months ended June 30, 2001 decreased approximately 18 % and 16%, respectively, to approximately $0.6 million and $1.2 million, respectively, as compared to approximately $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2000. Newsstand revenues for the three and six months ended June 30, 2001 decreased approximately 75% and 46%, respectively, to approximately $0.1 million and $0.3 million, respectively, as compared to approximately $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2000. The decrease in circulation revenues is primarily due to a decrease in newsstand sales for Individual Investor magazine during the three and six months ended June 30, 2001, as compared to the prior-year period. The Company believes that the magazine industry in general, and personal finance titles in particular, have experienced declining newsstand sales since approximately the middle of 2000.

         Print Publications list rental and other revenues for the three and six months ended June 30, 2001 decreased approximately 55% and 47%, respectively, to approximately $149,000, and $404,000, respectively, as compared to approximately $333,000 and $762,000, respectively, for the three and six months ended June 30, 2000. Excluding the results of Ticker magazine, list rental revenues and other revenues from Print Publications decreased approximately 51% and 43%, respectively, in the three and six months ended June 30, 2001, to approximately $149,000 and $404,000, respectively, as compared to approximately $304,000 and $706,000, respectively, for the three and six months ended June 30, 2000. List rental and other revenues for Individual Investor magazine have declined by approximately the same percentage as advertising revenues for Individual Investor magazine, when comparing the three and six months ended June 30, 2001 with the prior-year period.

         Online Services advertising revenues for the three and six months ended June 30, 2001 decreased approximately 77% and 62%, respectively to approximately $0.2 million and $0.8 million, respectively, as compared to approximately $0.9 million and $2.0 million, respectively, for the three and six months ended June 30, 2000. The decrease in advertising revenues is attributable to a decrease in demand for and pricing of advertising impressions due to the current market conditions in online advertising.

         Operating Expenses

         Operating expenses for the three and six months ended June 30, 2001 decreased approximately 44% and 41%, respectively, to approximately $4.0 million and $8.9 million, respectively, as compared to approximately $7.2 million and $15.0 million, respectively, for the three and six months ended June 30, 2000. Excluding the results of Ticker magazine and InsiderTrader.com, operating expenses decreased approximately 35% and 32%, respectively, in the three and six months ended June 30, 2001, to approximately $4.0 million and $8.9 million, respectively, as compared to approximately $6.2 million and $13.1 million, respectively, for the three and six months ended June 30, 2000.

         Editorial, production and distribution expenses for the three and six months ended June 30, 2001 decreased approximately 44% and 39%, respectively, to approximately $2.0 million and $4.3 million, respectively, as compared to approximately $3.5 million and $7.0 million, respectively, for the three and six months ended June 30, 2000. Excluding the results of Ticker magazine and InsiderTrader.com, editorial, production and distribution expenses decreased approximately 32% and 26%, respectively, in the three and six months ended June 30, 2001, to approximately $2.0 million and $4.3 million, respectively, as compared to approximately $2.9 million and $5.8 million, respectively, for the three and six months ended June 30, 2000. The decrease is primarily related to the sale of Ticker magazine, an approximate $0.5 million and $1.1 million, reduction in editorial, production and distribution expenses for the three and six months ended June 30, 2001, respectively, and a reduction in editorial, production and distribution expenses for www.individualinvestor.com, to approximately $0.4 million and $0.9 million, respectively, as compared to approximately $0.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2000; and for Individual Investor magazine, to approximately $1.5 million and $3.3 million, respectively, as compared to approximately $1.9 and $3.8 million, respectively, for the three and six months ended June 30, 2000.

         Promotion and selling expenses for the three and six months ended June 30, 2001 decreased approximately 44% and 46%, respectively, to approximately $1.3 million and $2.8 million, respectively, as compared to approximately $2.3 million and $5.1 million, respectively, for the three and six months ended June 30, 2000. Print Publications promotion and selling expenses for the three and six months ended June 30, 2001 decreased approximately 30% and 38%, respectively, to approximately $1.2 million, and $2.6 million, respectively, as compared to approximately $1.7 million and $4.1 million, respectively, for the three and six months ended June 30, 2000. Excluding the results of Ticker magazine, Print Publications promotion and selling expenses decreased approximately 15% and 25%, respectively, in the three and six months ended June 30, 2001, to approximately $1.2 million and $2.6 million, respectively, as compared to approximately $1.4 million and $3.5 million, respectively, for the three and six months ended June 30, 2000. The decrease is primarily due to decreased subscription promotion expense; absence of severance expenses related to a termination arrangement and the non-recurrence of recruiting fees as a result of hiring additional in-house sales personnel for the three and six months ended June 30, 2000. Online Services promotion and selling expenses for the three and six months ended June 30, 2001 decreased approximately 84% and 79%, respectively, to approximately $0.1 million and $0.2 million, respectively, as compared to approximately $0.6 million and $1.0 million, respectively, for the three and six months ended June 30, 2000. The decrease from the prior year is primarily attributable to lower marketing and promotion expenses associated with the Individual Investor of the Year(TM) and Magic 25(TM) online trading contests offered by the Company.

         General and administrative expenses for the three and six months ended June 30, 2001 decreased approximately 51% and 43%, respectively, to approximately $0.6 million and $1.5 million, respectively, as compared to approximately $1.2 and $2.7 million, respectively for the three and six months ended June 30, 2000. The Company during the third quarter of 2000 implemented a significant reduction in its general and administrative expenses through a reduction in general and administrative personnel, which, has favorably impacted results for the three months and six months ended June 30, 2001.

         Depreciation and amortization expense for the three and six months ended June 30, 2001 increased approximately 30% and 19%, respectively, to approximately $186,000, and $338,000, respectively, as compared to approximately $143,000 and $283,000, respectively, for the three and six months ended June 30, 2000. The increase is attributable to additional depreciation for furniture and fixtures as well as the amortization of leasehold improvements.

         Investment and Other Income (Loss)

         Investment and other income (loss) for the three and six months ended June 30, 2001 decreased to approximately ($95,000) and ($111,000), respectively, as compared to approximately $59,000 and $127,000, respectively, for the three and six months ended June 30, 2000. The fiscal 2001 results include the costs associated with the accounts receivable securitization financing.

         Net Loss

         The Company's net loss for the three and six months ended June 30, 2001 increased approximately 25% and 15%, respectively, to approximately $2.3 million and $4.0 million, respectively, as compared to approximately $1.9 million and $3.5 million, respectively, for the three and six months ended June 30, 2000. No income taxes were provided in 2001 or 2000 due to the net loss. The basic and dilutive net loss per weighted average common share for the three and six months ended June 30, 2001 was $0.26 and $0.45, respectively, as compared to $0.19 and $0.34, respectively for the three and six months ended June 30, 2000. Excluding the results of Ticker magazine and InsiderTrader.com, the Company's net loss for the three and six months ended June 30, 2001 increased (decreased) approximately 8% and (2%), to approximately $2.3 million and $4.0 million, respectively, as compared to approximately $2.2 million and $4.1 million for the three and six months ended June 30, 2000.

         Liquidity and Capital Resources

         As of June 30, 2001, the Company had cash and cash equivalents of approximately $0.5 million, and negative working capital of approximately $1.9 million. The pro forma June 30, 2001 impact of the transaction described in the following paragraph (see Note 11 to the Company's unaudited consolidated condensed financial statements for the period endied June 30, 2001 filed with this Report) decreased negative working capital to approximately $0.4 million and cash (after considering the estimated expenses of the sale) to approximately $3.2 million.

         On July 9, 2001, the Company completed the transactions (the "Magazine Sale") contemplated by an agreement ("Agreement") with The Kiplinger Washington Editors, Inc. ("Kiplinger"), the publisher of Kiplinger's Personal Finance Magazine ("KPFM"). Pursuant to the Agreement, the Company, among other things:

-- sold to Kiplinger the subscriber list to the Company's Individual Investor magazine ("II");

-- agreed, until July 9, 2006, not to use the name "Individual Investor" for print periodical publishing or list rental purposes, except in connection with the Company's Individual Investor's Special Situations Report newsletter; and

-- agreed to provide certain consulting services to Kiplinger until July 9, 2002.

--   In return, Kiplinger:

-- agreed to provide II subscribers with KPFM, at no additional cost to II subscribers, for the number of issues of II that such subscribers have paid for but have not been served, representing approximately $2.6 million of deferred subscription liability of the Company; and

-- paid the Company $3.5 million in cash, a portion of which was placed in escrow to secure certain obligations.

         In connection with this transaction, the Company reduced its employee headcount by approximately 90% in order to focus on its stock index licensing operations and the low-cost maintenance of its online operations, which include www.individualinvestor.com and www.SHORTInterest.com. Additionally, the Company announced that it would seek to sublet 18,000 square feet of its office space.

         In August 2000, the Company arranged a line of credit whereby the Company may borrow principal amounts up to $2.0 million secured by certain of its assets. Availability under the facility is based on a formula of a percentage of eligible accounts receivable and provides for interest on direct borrowings at an annual rate equal to prime plus 1.5% plus fees based on the amount of the invoices financed. The term of the line of credit is for a period of two years, subject to certain termination provisions. Total funding pursuant to this line of credit at June 2001 was approximately $0.3 million. Following the Magazine Sale, the facility was terminated in accordance with the contract terms. The facility continues to collect the eligible transferred receivables in accordance with the contract terms. The cancellation cost of the contract is approximately $75,000 and will be recorded in the third quarter of fiscal 2001.

         The Company's current levels of revenues are not sufficient to cover its expenses. It is the Company's intention to control its operating expenses and, as noted above, with the approximately 90% reduction in headcount and the consummation of the Magazine Sale, the Company has substantially reduced operating and general and administrative expenses. The Company is not able to predict the magnitude of the licensing revenues, if any, that it might obtain in connection with the Company's license of the America's Fastest Growing Companies(TM) Index to Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund to be sponsored by Nuveen and based upon the America's Fastest Growing Companies(TM) Index. The licensing revenue, which the Company would be owed quarterly once the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index began trading, would be almost 100% gross margin as the Company would have essentially no marginal expenses associated with such revenues. Nuveen is working to obtain the necessary regulatory approval to commence trading of such an exchange-traded fund but there can be no assurance that Nuveen will obtain the necessary regulatory approval or that the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will commence trading. There also can be no assurance that, if it does commence trading, the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will prove to be popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph. The Company recently announced three additional indexes, the America's Fastest Growing Companies(TM) MidCap 300 Index, the America's Fastest Growing Companies(TM) LargeCap 50 Index and the America's Fastest Growing Companies(TM) Total Market Index and has announced its intention to develop sector indexes in the America's Fastest Growing
Companies(TM) Index family. The Company is in discussions with a variety of parties concerning the potential license of those additional indexes for the creation of financial products. There can no assurance the Company will execute licensing agreements with respect to such indexes, that financial products based upon such indexes would enter the market or that the Company would derive any material revenues with respect to any such licenses.

         The Company believes that its working capital and the value it believes it could realize from the sale of assets and/or securities of the Company will be sufficient to fund its operations and capital requirements through 2001. The Company might need to obtain additional capital in the last half of 2002 in order to sustain operations if its stock index licensing operations do not generate significant revenue, its online services continue to operate at a loss and the Company is unsuccessful in finding a subtenant for its office space. The Company is continuing its exploration of strategic alternatives to maximize shareholder value, including exploring sources of additional financing and/or the sale of assets. There can be no assurance, however, that the Company will be able to obtain additional financing or sell additional assets, or as to the terms upon which the Company could do so. Any additional financing could result in substantial dilution of an investor's equity investment in the Company.

         Recent Accounting Pronouncements

         The Company on January 01, 2001, adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formally considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In June 2001, the FASB approved the final standards resulting from its business combinations project. The FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," in July 2001. SFAS No. 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment, rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 141 and No. 142 will not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
4/01/01 - 6/30/01 Restricted shares       223,000    Employment services; no cash     Section 4(2)     Vesting over a period of one
                  of common stock                    payment required by employees.                    year to May 11, 2002,
                  granted to employees                                                                 subject to certain
                                                                                                       conditions of continued
                                                                                                       service.
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------

ITEM 6.  Exhibits and Reports on Form 8-K


 (a) Exhibits


       Exhibit          Description                                                   Method of Filing
          No.
       -------
        3.1             Amended and Restated Certificate of Incorporation             Incorporated by reference to Exhibit 3.2 to
                        of Issuer, as amended through June 22, 1999                   the of Form 10-Q for the quarter ended June
                                                                                      30, 1999


        3.2             By-laws of Issuer amended through April 27, 1999              Incorporated by reference to Exhibit 3.3 to
                                                                                      the Form 10-Q for the quarter ended June 30,
                                                                                      1999

       99               Certain Risk Factors                                          Filed herewith

(b) Reports on Form 8-K


The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001 but filed a Form 8-K on July 23, 2001 with respect to the Magazine Sale described in Note 10 to the Company's consolidated condensed financial statements for the period ending June 30, 2001 filed with this Report.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 14, 2001

                        INDIVIDUAL INVESTOR GROUP, INC. (Issuer)


                        By:     /s/ Jonathan L. Steinberg
                                -------------------------
                                Jonathan L. Steinberg, Chief Executive Officer and Director



                        By:     /s/ Gregory E. Barton
                                ----------------------
                                Gregory E. Barton, President and Chief Financial Officer (Principal Financial Officer)



                        By:     /s/ Howard B. Lorch
                                -------------------
                                Howard B. Lorch, Vice President, Controller
                                (Principal Accounting Officer)

                                  EXHIBIT 99
                              CERTAIN RISK FACTORS

                              Dated: August 14, 2001

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

We may need to raise additional capital in the future. Our current levels of revenues are not sufficient to cover our expenses. We intend to control our operating expenses while continuing to invest in its existing products - and, as noted in the Form 10-QSB, with the approximately 90% reduction in headcount and the sale of the subscriber list and discontinuance of publication of Individual Investor magazine, the Company has substantially reduced operating and general and administrative expenses. Our current expenses, however, exceed our current revenue from our online operations, monthly newsletter and stock index licensing, the latter of which has not yet contributed (and might not contribute) revenue this year. We believe that our working capital and the value we believe we could realize from the sale of assets and/or securities will be sufficient to fund our capital requirements through 2001. We might need to obtain additional capital in the last half of 2002 if our stock index licensing operations do not generate significant revenue, our online services continue to operate at a loss and we are unsuccessful in finding a subtenant for our office space. We are continuing our exploration of strategic alternatives, including exploring sources of additional financing and/or the sale of assets.

We cannot predict whether our index licensing operations will generate significant revenue in the future. We have licensed our America's Fastest Growing Companies(TM) Index to Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund to be sponsored by Nuveen and based upon the America's Fastest Growing Companies(TM) Index. We are not able to predict the magnitude of the licensing revenue, if any, that we might obtain in connection with that license. The licensing revenue, which would be owed to us quarterly once the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index began trading, would be almost 100% gross margin as we would have essentially no marginal expenses associated with such revenue. Nuveen is working to obtain the necessary regulatory approval to commence trading of such an exchange-traded fund but we cannot assure you that Nuveen will obtain the necessary regulatory approval or that the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will commence trading. We also cannot assure you that, if it does commence trading, the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will prove to be popular or that we will receive any material amount of revenue with respect to the licenses described in this paragraph. We recently announced three additional indexes, the America's Fastest Growing Companies(TM) MidCap 300 Index, the America's Fastest Growing Companies(TM) LargeCap 50 Index and the America's Fastest Growing Companies(TM) Total Market Index and has announced our intention to develop sector indexes in the America's Fastest Growing Companies(TM) Index family. We are in discussions with a variety of parties concerning the potential license of those additional indexes for the creation of financial products. We cannot assure you that we will execute licensing agreements with respect to such indexes, that financial products based upon such indexes would enter the market or that we would derive any material revenues with respect to any such licenses.

We have a history of losses and we anticipate that our losses will continue in the future. As of June 30, 2001, we had an accumulated deficit of approximately $34.0 million. Since inception, the only calendar year during which we were profitable was 1995. We expect to continue to incur operating losses during 2001. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

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

We face intense competition in our online services business. A large number of financial news and information sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue and the number of competitors might increase. These competitors include:

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

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This allows them to devote greater resources than we can to the development and promotion of their services and products, as well as adapting to rapid technological changes with regard to the Internet. In particular, future changes may evolve (for example, a rapid move to broadband or wireless technologies) which we may not be able to cope with in a timely manner. These competitors may also engage in more extensive research and development, undertake far-reaching marketing campaigns, adopt more aggressive pricing policies to attract Internet users and advertisers and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Our competitors may develop content that is equal or superior to our content or that achieves greater market acceptance than our content. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, Internet users, staff, outside contributors or strategic partners. Increased competition could result in price reductions, reduced margins or loss of our market share. Any of these could materially adversely affect our business.

Increased traffic to our web sites may strain our systems and impair our online services business. On occasion, we have experienced significant spikes in traffic on our web sites. Accordingly, our web sites must be able to accommodate a high volume of traffic, often at unexpected times. Our web sites have in the past, and may in the future, experience slower response times than usual or other problems for a variety of reasons. These occurrences could cause our users to perceive our web sites as not functioning properly and, therefore, cause them to use other methods to obtain the financial information they desire. In such a case, our business, operating results and financial condition could be materially adversely affected.

Our efforts to build positive brand recognition may not be successful. We believe that maintaining and growing awareness about our brands (including individualinvestor.com, Magic 25(R), America's Fastest Growing Companies(R), Investor University(R) and Investment University(R)) is an important aspect of our efforts to continue to attract customers and advertisers. We cannot assure you that our efforts to build positive brand recognition will be successful.

We depend on certain advertisers to generate revenues. In 2000, 1999 and 1998, the majority of our online advertising revenues came from financial services companies, followed by consumer advertisers and others. In fiscal 2001, approximately 44 % of the online services advertising revenues came from Pricing Dynamics and Tradeworx , (companies in which we have acquired an equity interest through an equity-for-advertising barter transaction). We expect that the majority of advertising revenues derived from our online services operations will come from financial services companies (including online brokerage firms and mutual fund companies) and from companies in which we have obtained equity stakes in exchange for advertising. In the event that financial services companies choose to scale back on their online advertising (on the Internet in general or on our web sites in particular) or we do not enter into additional equity-for-advertising transactions, our online services business could be materially adversely affected.

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

Our online services operations depend on the continued growth in use and efficient operation of the web. Our online services operations will be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

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

We depend on key management personnel. Our future success depends upon the continued service of key management personnel. We currently are relying upon the services of Jonathan Steinberg, our Chief Executive Officer , and Gregory Barton, our President, neither of whom is under any employment contract with us. The loss of either of our key management personnel could materially adversely affect our business.

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

Control of the Company by Principal Stockholders. At the present time, Jonathan Steinberg, and Saul Steinberg (who is Jonathan Steinberg's father), beneficially own approximately 22.2% of the common stock of the Company. Additionally, the following entities currently beneficially own the following amount of the common stock of the Company: Telescan, Inc., approximately 12.8%; American Financial Group, Inc., approximately 8.3%; and Reliance Financial Services Corporation, approximately 7.4%. As a result of their beneficial ownership of common stock, these parties will be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of its directors. Because it may be very difficult for another company to acquire us without the approval of the Steinbergs, other companies might not view us as an attractive takeover candidate. Our stockholders, therefore, may have less of a chance to benefit from any possible takeover of the Company, than they would if the Steinbergs did not have as much influence.

We rely on our intellectual property. To protect our rights to our intellectual property, we rely on a combination of trademark, copyright and patent law, trade secret protection, confidentiality agreements, laws governing tortuous conduct (including, for example, unfair competition) and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered certain of our trademarks in the United States and have pending U.S. applications for other trademarks. Effective trademark, copyright, trade secret and patent protection may not be available in every country in which we offer or intend to offer our services. We are somewhat dependent upon the use of certain trademarks in our operation, including the marks, individualinvestor.com, Magic25(R), America's Fastest Growing Companies(R), Investor University(R) and Investment University(R). Additionally, we are somewhat dependent upon the ability to protect our proprietary content through the laws of copyright, unfair competition and other law. We cannot assure you, however, that the laws will give us meaningful protection.

We may be liable for information published in our current or former print publications or on our online services. We may be subject to claims for defamation, libel, copyright or trademark infringement, invasion of privacy or based on other theories relating to the information we publish or published in our current or former print publications or through our online services. We could also be subject to claims based upon the content that is accessible from our web sites through links to other web sites. Defending against any such claim could be costly and divert the attention of management from the operation of our business, and the award of damages against us could adversely affect our financial condition. Our insurance may not adequately protect us against such claims.