Form 10QSB
period 2001-09-30
INDIVIDUAL INVESTOR GROUP INC
filed 2001-11-14
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

         Commission file number 1-10932
                                -------


                         INDIVIDUAL INVESTOR GROUP, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              13-3487784
--------------------------------                             ------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 13, 2001, issuer had outstanding 8,987,083 shares of Common Stock, $.01 par value per share.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                      INDEX



Part I     Financial Information                                          Page


    Item 1. Financial Statements

      Consolidated Condensed Balance Sheets
      as of September 30, 2001 (Unaudited) and December 31, 2000          3

      Consolidated Condensed Statements of Operations (Unaudited)
      for the Three and Nine Months Ended September 30, 2001 and 2000     4

      Consolidated Condensed Statements of Cash Flows (Unaudited)
      for the Nine Months Ended September 30, 2001 and 2000               5

      Notes to Consolidated Condensed Financial Statements (Unaudited)    6 - 13

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    14 - 16

Part II    Other Information

    Item 1. Legal Proceedings                                             19

    Item 6. Exhibits and Reports on Form 8-K                              19

  Signatures                                                              20

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                           September 30,
                                                                               2001            December 31,
                   ASSETS                                                    UNAUDITED             2000
                                                                          ----------------    ---------------
Current assets:
     Cash and cash equivalents                                                $ 1,699,271        $ 4,694,476
     Accounts receivable (net of allowances of $308,783 in 2001
     and $552,609 in 2000)                                                        407,930          1,754,200
     Investment in discontinued operations                                         49,302             49,302
     Prepaid expenses and other current assets                                    733,529          1,036,996
                                                                          ----------------    ---------------
                   Total current assets                                         2,890,032          7,534,974
                                                                          ----------------    ---------------

Investments (Note 2)                                                                    -          2,678,546
Deferred subscription expense                                                       4,298            337,245
Property and equipment - net                                                    1,219,167          1,479,105
Security deposits                                                                 371,480            375,580
Other assets                                                                      975,791            300,810
                                                                          ----------------    ---------------
                   Total assets                                               $ 5,460,768        $12,706,260
                                                                          ================    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $ 1,118,329        $ 2,534,027
     Accrued expenses                                                             300,830            462,800
     Deferred consulting fees and non compete                                     775,000               -
     Deferred advertising revenue                                               1,417,437          1,987,067
                                                                          ----------------    ---------------
                   Total current liabilities                                    3,611,596          4,983,894
                                                                          ----------------    ---------------

Deferred advertising revenue                                                            -            532,653
Deferred subscription revenue                                                   2,177,037          2,607,407
                                                                          ----------------    ---------------
                   Total liabilities                                            5,788,633          8,123,954
                                                                          ----------------    ---------------


Stockholders' Equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares,
       7,880 issued and outstanding in 2001 and in 2000                                79                 79
     Common stock, $.01 par value; authorized 40,000,000
        shares, 8,987,083, issued and outstanding in 2001 and
         8,972,886  issued and outstanding in 2000                                 89,871             89,729
     Additional paid-in capital                                                33,587,966         33,576,719
     Warrants                                                                     770,842            872,052
     Deferred compensation                                                        (11,100)           (29,490)
     Accumulated deficit                                                      (34,765,523)       (29,926,783)
                                                                          ----------------    ---------------
                   Total stockholders' equity                                    (327,865)         4,582,306
                                                                          ----------------    ---------------

                   Total liabilities and stockholders' equity                 $ 5,460,768        $12,706,260
                                                                          ================    ===============


See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                             2001              2000         2001            2000
                                                          -------------   ------------   ------------    ------------

Revenues:

        Print Publications                                $    486,648    $  4,635,253   $  4,671,946    $ 13,825,541
        Online Services                                         63,901         588,160        914,134       2,842,813
        Consulting fees and other income                       225,000               -        225,000               -
                                                          ------------    ------------   ------------    ------------
        Total revenues                                         775,549       5,223,413      5,811,080      16,668,354
                                                          ------------    ------------   ------------    ------------

Operating expenses:

        Editorial, production and distribution                 374,519       3,203,827      4,640,417      10,075,042
        Promotion and selling                                   56,943       2,177,863      2,836,511       7,378,014
        General and administrative                             505,777       1,470,192      2,105,435       4,158,629
        Depreciation and amortization                          138,337         142,152        476,657         425,341
                                                          ------------    ------------   ------------    ------------
        Total operating expenses                             1,075,576       6,994,034     10,059,020      22,037,026
                                                          ------------    ------------   ------------    ------------

Gain on sale of assets                                       2,218,251       6,702,219      2,218,251       6,702,219

Impairment of investments                                   (2,678,546)              -     (2,678,546)              -

Operating income (loss)                                       (760,322)      4,931,598     (4,708,235)      1,333,547

Investment and other income (net)                               32,571          24,640        (12,305)        151,457
                                                          ------------    ------------   ------------    ------------

Net income (loss)                                         $   (727,751)   $  4,956,238   $ (4,720,540)   $  1,485,004
                                                          ============    ============   ============    ============


Basic income (loss) per common share                      $      (0.09)   $       0.47   $      (0.54)   $       0.13
                                                          ============    ============   ============    ============

Basic weighted average of common shares outstanding          8,909,661      10,413,519      8,957,109      10,399,225


Dilutive income (loss) per common share                   $      (0.09)   $       0.44   $      (0.54)   $       0.13
                                                          ============    ============   ============    ============

Dilutive  weighted average of common shares outstanding      8,909,661      11,182,167      8,957,109      11,167,873


See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                Nine Months Ended September 30,
                                                                2001                     2000
                                                         -------------------       ------------------

Cash flows from operating activities:
Net income (loss)                                              $ (4,720,540)             $ 1,485,004
Reconciliation of net income (loss)  to net cash used in
operating activities:
      Gain on sale of assets                                     (2,218,251)              (6,702,219)
      Impairment of investments                                   2,678,546                     -
      Depreciation and amortization                                 476,657                  425,341
      Stock option and warrant transactions                         (23,337)                 202,904
      Amortization of consulting fees and non compete              (225,000)                    -
      Changes in operating assets and liabilities:
        (Increase) decrease in:
           Accounts receivable                                    2,117,181                 (111,797)
           Prepaid expenses and other current assets                395,960                 (133,576)
           Security deposits                                          4,100                  (20,015)
           Other assets                                            (786,720)                  (3,080)
           Deferred subscription expense                            332,947                  246,400
       Increase (decrease) in:
           Accounts payable and accrued expenses                 (1,577,669)                 467,980
           Deferred consulting fees and non compete                 775,000                        -
           Deferred advertising revenue                          (1,102,284)              (1,770,067)
           Deferred subscription revenue                           (407,637)                 120,990
                                                         -------------------       ------------------
      Net cash used in operating activities                      (4,281,047)              (5,792,135)
                                                         -------------------       ------------------

Cash flows from investing activities:
Purchase of property and equipment                                 (575,493)                (216,170)
Net proceeds from sale of assets                                  2,618,188                5,585,819
                                                         -------------------       ------------------
      Net cash provided by investing activities                   2,042,695                5,369,649
                                                         -------------------       ------------------

Cash flows from financing activities:
Proceeds from exercise of stock options                                   -                  111,616
Receivables financing                                              (638,653)               1,097,059
Preferred stock dividends                                          (118,200)                (149,652)
                                                         -------------------       ------------------
      Net cash provided (used) by financing activities             (756,853)               1,059,023
                                                         -------------------       ------------------

Net increase (decrease) in cash and cash equivalents             (2,995,205)                 636,537
Cash and cash equivalents, beginning of period                    4,694,476                6,437,542
                                                         -------------------       ------------------

Cash and cash equivalents, end of period                         $1,699,271               $7,074,079
                                                         ===================       ==================


See Notes to Consolidated Condensed Financial Statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000 on Form 10-K.

                  The Company on January 1, 2001 adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formally considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

                  In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on July 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

                  In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on July 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.


2.       INVESTMENTS

                  On May 4, 2000, the Company and Tradeworx, Inc. ("Tradeworx") entered into an agreement pursuant to which the Company acquired 1,045,000 newly issued shares of common stock of Tradeworx, representing at the time a 7% stake (with warrants to acquire up to 10.5%), on a fully diluted basis, of Tradeworx. The purchase price was paid for in the form of a credit for Tradeworx to use to purchase advertising in the Company's magazines and websites during the 24 months ending August 1, 2002. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $1.1 million. Tradeworx is in the business of developing proprietary software and other financial analytical tools that provide online investment analysis and investment decision support platforms for retail and institutional investors and brokerage firms. There currently is no public market for Tradeworx securities.

                  The Company has reviewed the current operations and financial position of Tradeworx and has concluded that it has incurred an other than temporary decline in the value of its Tradeworx investment. The Company has adjusted the carrying value to estimated fair market value. Accordingly, the Company reduced the carrying value of its investment in Tradeworx by approximately $1.1 million during the third quarter ended September 30, 2001.

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

                  Pricing Dynamics provides e-commerce tools and dynamic pricing software for the business-to- business, business-to-consumer and consumer-to-consumer markets. There currently is no public market for Pricing Dynamics securities.

                  The Company has reviewed the current operations and financial position of Pricing Dynamics and has concluded that it has incurred an other than temporary decline in the value of its Pricing Dynamics investment. The Company has adjusted the carrying value to estimated fair market value. Accordingly, the Company reduced the carrying value of its investment in Pricing Dynamics by approximately $1.5 million during the third quarter ended September 30, 2001.

                  On June 2, 1999, the Company, Kirlin Holding Corp ("Kirlin") and Venture Highway, Inc. (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 3,308,688 newly issued shares (adjusted to reflect subsequent stock splits) of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock (the other 80.1% of which immediately after the transaction were held by Kirlin). The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and web sites during the 30 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $2.6 million.

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

                  At September 30, 2001, the domestic investment fund had remaining net assets of approximately $500,000. The Company's net investment in discontinued operations of $49,302 at September 30, 2001 represents its share of the net assets of the domestic investment fund, less any costs associated with discontinuing the investment management services.

                  The Company expects that assets left in the domestic investment fund will be distributed to its investors, including the Company, during the fourth quarter of 2001.

4.       STOCK OPTIONS

                  During the three and nine months ended September 30, 2001: the Company granted 0 and 886,000 options, respectively, to purchase the Company's Common Stock pursuant to the Company's stock option plans; no options were exercised; 844,958 and 968,792 options, respectively, were canceled; and 97,750 and 107,250 options, respectively, expired.

                  Of the options granted during the nine months ended September 30, 2001, the 420,000 options granted to Jonathan Steinberg, the Company's President and Chief Executive Officer, were granted at an exercise price equal to 110% of the fair market value of the stock on the date of grant; all other options granted during the period have an exercise price equal to the fair market value of the stock at the date of issuance and expire at various dates through February 2011.

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

                  In May 2001, the Stock Option Committee, pursuant to the Company's 2000 Performance Equity Plan, awarded 223,000 shares ("Restricted Shares") of authorized but unissued Common Stock in the aggregate to certain employees subject to the terms of a restricted stock agreement. In July 2001, as a result of the Magazine Sale (see
         Note 9), the Company terminated the majority of its employees and 186,000 of the Restricted Shares were canceled.

5.       INCOME (LOSS) PER COMMON SHARE

                  Basic net income (loss) per share for the three and nine months ended September 30, 2001 and 2000, respectively, is computed by dividing the net income (loss), after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted income (loss) per common share for the three and nine months ended September 30, 2001 and 2000, respectively, is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common equivalent shares during the applicable period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of diluted loss per common share, as the effect would have been antidilutive. The exercise of stock options and warrants were not assumed in the computation of diluted income per common share because the respective exercise prices of such securities were in excess of the value of the Common Stock during the applicable period.

                  The computation of net loss applicable to common shareholders is as follows:

                        Three Months Ended                Nine Months Ended
                           September 30,                    September 30,
                    -------------------------         --------------------------
                       2001           2000               2001           2000
                       ----           ----               ----           ----
Net loss             $ (727,751)   $  4,956,238       $(4,720,540)  $ 1,485,004

Preferred stock
 dividends              (39,400)        (49,652)         (118,200)     (149,652)
                     ----------    ------------       -----------   -----------
Net loss
applicable to
common Shareholders  $ (767,151)   $  4,906,586       $(4,838,740)  $ 1,335,352
                     ==========    ============      =============   ==========

5.       SEGMENT INFORMATION

                  The Company's business segments are focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. For the period ended September 30, 2000, the Company's Print Publications operations published and marketed Individual Investor magazine, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company's Online Services operations for the period ended September 30, 2000 included individualinvestor.com (www.individualinvestor.com) and InsiderTrader.com. The assets of Ticker magazine and InsiderTrader.com were sold during the quarter ended September 30, 2000. During the first quarter of 2001, the Company launched another online product, SHORTInterest.com (www.shortinterest.com). Substantially all of the Company's operations are within the United States. On July 9, 2001, the Company completed the Magazine Sale (see Note 9) and ceased publishing Individual Investor magazine. The Company continues to publish Individual Investor's Special Situations Report, a financial investment newsletter and continues to operate its Online Services segment.

                  The table below presents summarized operating data for the Company's two business segments, consistent with the way such data is utilized by Company management in evaluating operating results. Any inter-segment revenues included in segment data are not material. The accounting policies utilized in the table below are the same as those described in Note 1 of the notes to consolidated condensed financial statements, as well as the consolidated condensed financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating contribution represents the difference between operating revenues less operating expenses (before general and administrative ("G&A") and depreciation and amortization expenses).




                                                                Three Months Ended September 30,
                                                                    2001                2000
                                                                    ----                ----
Revenues:
  Print Publications                                            $    711,648    $  4,635,253
  Online Services                                                     63,901         588,160
                                                                ------------    ------------
                                                                $    775,549    $  5,223,413
                                                                ============    ============

Operating contribution (before G&A
      and depreciation and amortization expenses)
  Print Publications                                            $    553,280    $    508,152
  Online Services                                                   (209,193)       (666,429)
                                                                ------------    ------------
                                                                     344,087        (158,277)
                                                                ------------    ------------
Gain from sale of assets                                           2,218,251       6,702,219
Impairment of investment                                          (2,678,546)           -
G&A and depreciation and amortization expenses                      (644,114)     (1,612,344)
Investment and other income                                           32,571          26,640
                                                                ------------    ------------
Net loss                                                        $   (727,751)   $ (4,956,238)
                                                                ============    ============



                                                                Nine months ended September 30,
                                                                    2001            2000
                                                                    ----            ----
Revenues:
  Print Publications                                            $  4,896,946    $ 13,825,541
  Online Services                                                    914,134       2,842,813
                                                                ------------    ------------
                                                                $  5,811,080    $ 16,668,534
                                                                ============    ============

Operating contribution (before G&A
      and depreciation and amortization expenses)
  Print Publications                                            $ (1,165,547)   $    476,930
  Online Services                                                   (500,301)     (1,261,632)
                                                                ------------    ------------
                                                                  (1,665,848)       (784,702)
                                                                ------------    ------------
Gain from sale of assets                                           2,218,251       6,702,219
Impairment of investment                                          (2,678,546)           -
G&A and depreciation and amortization expenses                    (2,582,092)     (4,583,970)
Investment and other income                                          (12,305)        151,457
                                                                ------------    ------------
Net loss                                                        $ (4,720,540)   $  1,485,004
                                                                ============    ============

                    Non-current investments as of September 30, 2001 as compared to December 31, 2000 decreased by approximately $2.7 million, due to the other than temporary decline in the carrying value of Tradeworx and Pricing Dynamics (see Note 2). Net accounts receivable as of September 30, 2001 decreased approximately $1.3 million due to the completion of the Magazine Sale (see Note 9) and cessation of Individual Investor magazine and the collection of prior period balances. Accounts payable as of September 30, 2001 decreased approximately $1.6 million due to decreased activity and the payment of outstanding balances to vendors. Deferred advertising revenue as of September 30, 2001 decreased approximately $ 1.1 million due to revenue earned during the period. Additionally, deferred subscription revenue as of September 30, 2001 decreased approximately $0.4 million due to revenues earned during the period. In connection with the Magazine Sale (see Note 9), Kiplinger has assumed the approximate $2.6 million subscription liability of the Company at June 30, 2001. A portion of the income recognized from such assumption has been deferred and will be earned over the period of the related subscriptions. There were no other material changes from year-end 2000 in total assets, in the basis of segmentation, or in the basis of measurement of segment profit or loss.

7.       ACCOUNTS RECEIVABLE FINANCING


                   In August 2000, the Company entered into a securitization facility with an unrelated financial services company. Under the terms of the facility, the Company transferred an undivided ownership interest in certain trade accounts receivable to the financial services company. The Company received cash from the third party based on a formula of a percentage of the face value of the eligible transferred receivables, less certain fees. The maximum amount of transferred receivables that could be outstanding under this facility was $2.0 million. The Company paid a variable interest rate (prime plus 1.5%) during the period from when a receivable was transferred until the time the third party collected and remitted the balance of the receivable. During the three and nine months ended September 30, 2001, this interest rate averaged approximately 6.7% and approximately 7.7%, respectively. The Company retained the credit risk for any receivable that was transferred and with respect to which the customer subsequently defaulted on payment. The Company had no credit losses under this facility during the period. The Company recorded interest expense of approximately $2,000 and $25,000, respectively, related to this facility during the three and nine months ended September 30, 2001. The securitization facility was to end September 30, 2002, subject to earlier termination in accordance with the contract.

                  Following the Magazine Sale on July 9, 2001 (see Note 9) the facility was terminated in accordance with the contract terms. At September 30, 2001 all receivables previously transferred and not collected by the facility were recoursed to the Company. The cancellation cost of the contract is reflected as a cost of the Magazine Sale (see Note 9) and has reduced the net gain thereof accordingly.

8.        COMMITMENTS AND CONTINGENCIES


                  In May 2001, the Company entered into a sublease agreement with an unrelated third party to sublet approximately 17,000 square feet of its New York City corporate office space, through March 31, 2004, at a rental amount per square foot in excess of the Company's current cost. Pursuant to the sublet, the Company is entitled to receive annual rent of approximately $607,000, escalating to approximately $642,000 over the term of the sublease. The anticipated sublease payments will reduce the Company's effective rent to approximately $0.4 million per year, excluding the effect of the capital expenses related to the sublease that have been or will be paid this year. The Company required and received a deposit of approximately $0.2 million as advance payment of rent for certain months in 2001 ($0.1 million remaining at September 30, 2001) to offset in part the capital expenses related to the sublease. Additionally, the Company is seeking to sublet the remaining 18,000 square feet of its office space (see Note 9).

9.       MAGAZINE SALE
         ------------- -

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Important Notice Concerning "Forward-looking Statements" in this Report

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three and nine months ended September 30, 2001 and September 30, 2000, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after September 30, 2001. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after September 30, 2001, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, contribution to overhead, page views, revenues per page view, marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

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

Three and Nine Months Ended September 30, 2001 as Compared to the Three and Nine Months Ended September 30, 2000

         Operating Loss

         During the nine month period ended September 30, 2000, the Company's Print Publications operations published and marketed Individual Investor magazine, a personal finance and investment magazine, Ticker, a magazine for investment professionals, and Individual Investor's Special Situations Report, a financial investment newsletter. The Company's Online Services operations for the period ended September 30, 2000 included individualinvestor.com (www.individualinvestor.com) and InsiderTrader.com. The assets of Ticker magazine and InsiderTrader.com were sold during the quarter ended September 30, 2000 (the "Ticker Sale" and the "InsiderTrader Sale," respectively). On July 9, 2001, the Company completed the transactions (the "Magazine Sale") contemplated by an agreement with The Kiplinger Washington Editors, Inc. ("Kiplinger"), the publisher of Kiplinger's Personal Finance Magazine ("KPFM") and discontinued publishing Individual Investor magazine.

         The Company incurred an operating loss for the three and nine months ended September 30, 2001 of approximately $0.8 million and $4.7 million, respectively, as compared to operating income of approximately $4.9 million and $1.3 million, respectively, for the three and nine months ended September 30, 2000. Print Publications operations provided a positive (negative) operating contribution (before deducting G&A and depreciation and amortization expenses) of approximately $ 0.6 million and ($1.2) million, respectively, for the three and nine months ended September 30, 2001, as compared to a positive contribution of approximately $0.5 million and $0.5 million, respectively, for the three and nine months ended September 30, 2000. Online Services operations provided a negative operating contribution (before deducting G&A, and depreciation and amortization expenses) of approximately $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2001 as compared to a negative operating contribution (before deducting G&A, and depreciation and amortization expenses) of approximately $0.7 million and $1.3 million, respectively, for the three and nine months ended September 30, 2000.

         Revenues

         Revenues for the three and nine months ended September 30, 2001 decreased approximately 85% and 66%, respectively, to approximately $0.8 million and $5.8 million, respectively, as compared to approximately $5.2 million and $16.7 million, respectively, for the three and nine months ended September 30, 2000. The decline is attributable primarily to the Magazine Sale and the Ticker Sale.

         Revenues from Print Publications operations for the three and nine months ended September 30, 2001 decreased approximately 90% and 66%, respectively, to approximately $0.5 million and $4.7 million, respectively, as compared to approximately $4.6 million and $13.8 million, respectively for the three and nine months ended September 30, 2000. The decline is attributable primarily to the Magazine Sale and the Ticker Sale.

         Revenues from Online Services operations for the three and nine months ended September 30, 2001 decreased approximately 89% and 68%, respectively, to approximately $0.1 million and $0.9 million, respectively, as compared to approximately $0.6 million and $2.8 million, respectively, for the three and nine months ended September 30, 2000. The decrease in advertising revenues is attributable primarily to a decrease in demand for and pricing of advertising impressions due to the current market conditions in online advertising and the InsiderTrader sale.

          Operating Expenses

         Operating expenses for the three and nine months ended September 30, 2001 decreased approximately 85% and 54%, respectively, to approximately $1.1 million and $10.1 million, respectively, as compared to approximately $7.0 million and $22.0 million, respectively, for the three and nine months ended September 30, 2000. The decline is attributable primarily to the Magazine Sale, the Ticker Sale and the InsiderTrader Sale.

         Editorial, production and distribution expenses for the three and nine months ended September 30, 2001 decreased approximately 88% and 54%, respectively, to approximately $0.4 million and $4.6 million, respectively, as compared to approximately $3.2 million and $10.1 million, respectively, for the three and nine months ended September 30, 2000. Editorial, production and distribution expenses for the three months ended September 30, 2001 include expenses (primarily employee salaries) and obligations incurred prior to the Magazine Sale. The decline is attributable primarily to the Magazine Sale, the Ticker Sale and the InsiderTrader Sale.

         Promotion and selling expenses for the three and nine months ended September 30, 2001 decreased approximately 97% and 62%, respectively, to approximately $0.1 million and $2.8 million, respectively, as compared to approximately $2.2 million and $7.4 million, respectively, for the three and nine months ended September 30, 2000. The decline is attributable primarily to the Magazine Sale, the Ticker Sale and the InsiderTrader Sale.

         General and administrative expenses for the three and nine months ended September 30, 2001 decreased approximately 66% and 49%, respectively, to approximately $0.5 million and $2.1 million, respectively, as compared to approximately $1.5 and $4.2 million, respectively for the three and nine months ended September 30, 2000. The decline is attributable primarily to the Magazine Sale, the Ticker Sale and the InsiderTrader Sale.

         Depreciation and amortization expense for the three and nine months ended September 30, 2001 decreased approximately 3% and increased approximately 12%, respectively, to approximately $138,000, and $477,000, respectively, as compared to approximately $142,000 and $425,000, respectively, for the three and nine months ended September 30, 2000. The increase for the nine months ended September 30, 2001 is attributable to additional depreciation for furniture and fixtures as well as the amortization of leasehold improvements. The decrease for the three months ended September 30, 2001 is due to the disposal of assets related to the Magazine Sale.

         Gain on Sale of Assets

         Gain on sale of assets for the year three and nine months ended September 30, 2001 of approximately $2.2 million represents the gain on the Magazine Sale. The gain on sale of assets for the three and nine month period ended September 30, 2000 of approximately $6.7 million represents the gain on the Ticker Sale, the sale of two Internet domain names and the InsiderTrader Sale.

         Impairment of Investments

         During the third quarter of 2001, the Company recorded an impairment of approximately $1.1 million with respect to its investment in Tradeworx. Inc., acquired in May 2000 and approximately $1.5 million with respect to its investment in Pricing Dynamics, Inc., acquired in February 2000.

         Investment and Other Income (Loss)

         Investment and other income (loss) for the three and nine months ended September 30, 2001 increased (decreased) to approximately $33,000 and ($12,000), respectively, as compared to approximately $25,000 and $151,000, respectively, for the three and nine months ended September 30, 2000. The results for the nine months ended September 30, 2001 include the costs associated with the accounts receivable securitization financing. The increased income for the three months ended September 30, 2001 is due to the termination of the securitization facility and increased cash balances offset by lower interest rates on deposits.

         Net Income (Loss)

         The Company recorded a net loss for the three and nine months ended September 30, 2001 of approximately $0.7 million and $4.7 million, respectively, as compared to net income of approximately $5.0 million and $1.5 million, respectively, for the three and nine months ended September 30, 2000. No income taxes were provided in 2001 or 2000 due to the net loss. The basic and dilutive net loss per weighted average common share for the three and nine months ended September 30, 2001 was $0.09 and $0.54, respectively, as compared to basic and dilutive net income per share of $0.47 and $0.44, respectively for the three months ended September 30, 2000 and $0.13 and $0.13 for the nine months ended September 30, 2000.

         Liquidity and Capital Resources

         As of September 30, 2001, the Company had cash and cash equivalents of approximately $1.7 million, and negative working capital of approximately $0.7 million.

         The Company's current levels of revenues are not sufficient to cover its expenses. The Company is not able to predict the magnitude of the licensing revenues, if any, that it might obtain in connection with the Company's license of the America's Fastest Growing Companies(TM) Index to Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund to be sponsored by Nuveen and based upon the America's Fastest Growing Companies(TM) Index. The licensing revenue, which the Company would be owed quarterly once the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index began trading, would be almost 100% gross margin as the Company would have essentially no marginal expenses associated with such revenues. Nuveen is working to obtain the necessary regulatory approval to commence trading of such an exchange-traded fund but there can be no assurance that Nuveen will obtain the necessary regulatory approval or that the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will commence trading. There also can be no assurance that, if it does commence trading, the exchange-traded fund based upon the America's Fastest Growing Companies(TM) Index will prove to be popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph. The Company recently announced three additional indexes, the America's Fastest Growing Companies(TM) MidCap 300 Index, the America's Fastest Growing Companies(TM) LargeCap 50 Index and the America's Fastest Growing Companies(TM) Total Market Index and has announced its intention to develop sector indexes in the America's Fastest Growing Companies(TM) Index family. The Company has had discussions with a variety of parties concerning the potential license of those additional indexes for the creation of financial products. The Company moreover is in discussions to develop additional indexes to serve as the basis for financial products. There can no assurance the Company will execute licensing agreements with respect to such indexes, that financial products based upon such indexes would enter the market or that the Company would derive any material revenues with respect to any such licenses.

         The Company believes that its working capital will be sufficient to fund its operations and capital requirements through 2001. The Company might need to obtain additional capital in the last half of 2002 in order to sustain operations if its stock index licensing operations do not generate significant revenue, its online services continue to operate at a loss and the Company is unsuccessful in finding a subtenant for the majority of its approximately 18,000 square feet of remaining office space. There can be no assurance, however, that the Company will be able to obtain additional capital through the sale of assets or securities of the Company, or as to the terms upon which the Company might be able to do so. Any additional financing could result in substantial dilution of an investor's equity investment in the Company.

         Recent Accounting Pronouncements

         The Company on January 1, 2001 adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formally considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In June 2001, the Financial Accounting Standards Board ("FASB") approved the final standards resulting from its business combinations project. The FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," in July 2001. SFAS No. 141 is effective for any business combination accounted for by the purchase method that is completed after September 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment, rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 141 and No. 142 will not have a material impact on the financial position, results of operations, or cash flows of the Company.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on July 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on July 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

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

ITEM 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits


       Exhibit          Description                                                  Method of Filing
       -------          -----------                                                  ----------------
          No.
          ---

          3.1           Amended and Restated Certificate of Incorporation   Incorporated by reference to Exhibit 3.2 to the
                        of Issuer, as amended through June 22, 1999         Form 10-Q for the quarter ended June 30, 1999

          3.2           By-laws of Issuer amended through April 27, 1999    Incorporated by reference to Exhibit 3.3 to the
                                                                            Form 10-Q for the quarter ended June 30, 1999

          4.1           Agreement dated as of July 9, 2001 between Issuer   Incorporated by reference to Exhibit 4.1 to the
                        and The Kiplinger Washington Editors, Inc.          Form 8-K filed July 19, 2001
                        ("Kiplinger")

          10.1          Escrow Agreement dated as of July 9, 2001 by and    Incorporated by reference to Exhibit 4.1 to the
                        among Issuer, Kiplinger and Riggs National Bank     Form 8-K filed July 19, 2001
                        of Washington, D.C.

          10.2          Escrow Agreement dated as of July 11, 2001 by and   Incorporated by reference to Exhibit 4.1 to the
                        among Issuer, Kiplinger and First Union National    Form 8-K filed July 19, 2001
                        Bank

          99            Certain Risk Factors                                Filed herewith


(b) Reports on Form 8-K

         The Company filed a Form 8-K on July 19, 2001 with respect to the Magazine Sale described in Note 9 to the Company's consolidated condensed financial statements for the period ending September 30, 2001 filed with this Report.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 14, 2001

                                    INDIVIDUAL INVESTOR GROUP, INC. (Issuer)


                                    By:    /s/ Jonathan L. Steinberg
                                           --------------------------
                                           Jonathan L. Steinberg,
                                           Chief Executive Officer and Director




                                    By:    /s/ Gregory E. Barton
                                           ----------------------
                                           Gregory E. Barton,
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)



                                    By:    /s/ Howard B. Lorch
                                           ---------------------
                                           Howard B. Lorch,
                                           Vice President, Controller
                                           (Principal Accounting Officer)