Form 10KSB40
period 2001-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 2002-04-01
CIK 880631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

  X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the fiscal year ended:  December 31, 2001
                            -----------------
                                       or
----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No|_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $5,929,994.

         As of March 26, 2002, the aggregate market value of the Issuer's Common Stock (based on the closing sale price of the Common Stock on that date on the Nasdaq National Market) held by non-affiliates of the Issuer, was approximately $352,000.

         As of March 26, 2002, 7,894,552 shares of the Common Stock of the Issuer were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Issuer's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which is anticipated to be filed within 120 days after the end of Issuer's fiscal year ended December 31, 2001, are incorporated by reference into Part III hereof.

                         INDIVIDUAL INVESTOR GROUP, INC.

                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


SECTION                                                               PAGE NO.

PART I
Item 1.    Description of Business                                      2
Item 2.    Description of Property                                      7
Item 3.    Legal Proceedings                                            8
Item 4.    Submission of Matters to a
                Vote of Security Holders                                8

PART II
Item 5.    Market for the Issuer's Common
                Equity and Related Stockholder Matters                  8

Item 6.    Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                             10

Item 7.    Consolidated Financial Statements
                and Supplementary Data                                  14
Item 8.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                  34

PART III
Item 9.    Directors and Executive Officers of the Issuer               34
Item 10.   Executive Compensation                                       34
Item 11.   Security Ownership of Certain Beneficial
                 Owners and Management                                  34
Item 12.   Certain Relationships and Related Transactions               34

PART IV
Item 13    Exhibits, Financial Statements Schedules
                and Reports on Form 8-K                                 34
           Signatures                                                   39

         Important Notice Concerning "Forward-looking Statements" in this Report

         Please read the notice set forth in Item 6 of Part II of this Report, which notice is incorporated in this Part I of this Report by reference.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Individual Investor Group, Inc. and its subsidiaries (`collectively the "Company") develop stock indexes to license to sponsors of financial products (such as exchange-traded funds) and publishes a semi-monthly newsletter. The Company's flagship index family is the America's Fastest Growing Companies(SM) family of indexes, the first member of which has been licensed to Nuveen Investments ("Nuveen") and the American Stock Exchange ("AMEX") for the creation of a Nuveen-sponsored exchange-traded fund that, upon receipt of necessary regulatory approval, would be listed on the AMEX. During parts of 2001, the Company also published a monthly magazine, Individual Investor, and owned certain internet sites, including www.individualinvestor.com. In July 2001, the Company sold the subscriber list of Individual Investor magazine to The Kiplinger Washington Editors, Inc. and agreed not to publish a print periodical under the Individual Investor name for five years, in exchange for a cash payment of approximately $3.5 million and the assumption by the purchaser of an approximately $2.6 million deferred subscription liability, reflecting a total consideration of approximately $6.1 million. In November 2001, the Company assigned to Telescan, Inc., certain of the Company's internet assets, including the domain name www.individualinvestor.com, in exchange for the 1,063,531 shares of the Company's Common Stock owned by Telescan and the Company subsequently discontinued its Online Services operations.

         In its quarterly reports for the first three quarters of 2001, the Company accounted for the revenues from its operations through two business segments: Print Publications and Online Services. The Online Services segment has since become a discontinued operation and the financial statements for the year ended December 31, 2000 has been restated to conform to the December 31, 2001 financial presentation whereby there is only one segment in continuing operations revenues, the Print Publications segment. At such time as the Company's index licensing operations may generate revenues, the Company expects it will report such revenues as being derived from a distinct business segment.

DEVELOPMENT AND LICENSING OF STOCK' INDEXES

         In February 1998, the Company launched its first stock index, now known as the America's Fastest Growing Companies(SM) Index. In the first quarter of 2001, the Company expanded its index offering with the launch of three additional indexes, now known as the America's Fastest Growing Companies(SM) Total Growth Index, the America's Fastest Growing Companies(SM) LargeCap Index and the America's Fastest Growing Companies(SM) MidCap Index. The Company has since expanded its list of proprietary indexes to include the America's Fastest Growing Companies(SM) SmallCap Value Index, the America's Fastest Growing Companies(SM) MidCap Value Index, the America's Fastest Growing Companies(SM) LargeCap Value Index and the America's Fastest Growing Companies(SM) Total Value Index. In addition, the Company has developed additional stock indexes.

         The Company's indexes are based upon unique, proprietary rules-based methodologies developed by the Company. One important characteristic of the Company's indexes is that they are rebalanced each quarter, with approximately 10% of the companies deleted and new companies added. The deletions and additions are made according to a proprietary set of rules. The rebalancing is primarily intended to eliminate companies that have fundamentals lagging those of the other index members and replace the deleted companies with companies having exceptional fundamentals. In developing its indexes the Company did not seek to simply create benchmarks for certain market segments, but rather sought to develop a set of rules that would have the ability to identify companies that might be expected to have superior performance. The Company is proud of the backtested performance results of its indexes, both in terms of absolute return and risk-adjusted return. Although the backtested performance numbers obviously cannot assure future performance, the Company believes that its data may be of great interest to potential licensees that would contemplate creating financial products based upon the indexes.

         In October 2000, the Company signed licensing agreements with Nuveen and the AMEX for the creation of an exchange-traded fund based upon the original America's Fastest Growing Companies(SM) Index that, upon receipt of necessary regulatory approval, would trade on the AMEX (such a product would be similar to the SPDR exchange-traded fund based upon the Standard & Poor's 500 index and the QQQ exchange-traded fund based upon the Nasdaq 100 index). With its structural focus on identifying small companies experiencing rapid growth in earnings per share, and a "keep the winners" approach that allows successful companies to remain in the index as their market capitalizations grow beyond $2 billion, the America's Fastest Growing Companies(SM) Index is designed to select and retain tomorrow's titans and other successful enterprises. With a low median market capitalization, the America's Fastest Growing Companies(SM) Index thus may prove attractive to investors seeking exposure to the small-cap sector (which historically has outperformed the broader market) as well as investors seeking high growth in earnings per share regardless of market capitalizaton tier.

         Upon receipt of necessary regulatory approval and commencement of trading of the Nuveen-sponsored exchange-traded fund based on the America's Fastest Growing Companies(SM) Index, the Company would receive quarterly royalty payments from Nuveen and from the AMEX (and potentially from other licensors, for example, related to futures or options products on the index or the fund based upon the index). Since the Company has minimal expenses associated with maintaining the index, the royalties the Company may derive could have a high gross margin (the higher the royalty payments, the higher the gross margin). In March 2002, the Securities and Exchange Commission granted Nuveen the exemptive order it sought in order to be allowed to sponsor an exchange-traded fund based upon the Company's America's Fastest Growing Companies(SM) Index. Such an exchange-traded fund only could commence trading upon the effectiveness of a registration statement with respect to such fund. There can be no assurance, however, that Nuveen will seek to have a registration statement with respect to such fund declared effective or that the exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index will commence trading. There also can be no assurance that, if it did commence trading, the exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index would prove to be popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph.

           The Company is seeking to execute license agreements for the creation of financial products based upon its other proprietary stock indexes as well, but there can be no assurance that the Company will be successful in its endeavors to do so.

PRINT PUBLICATIONS

         Print Publications revenues from advertising, list rental, circulation and other sources for the year ended December 31, 2001, totaled approximately $5.9 million, as compared to approximately $16.6 million in 2000. Results in 2000 included revenues of approximately $3.4 million from Ticker magazine and included revenues related to publication of twelve issues of Individual Investor magazine. Results in 2001 did not include any revenue from Ticker magazine (which was sold in September 2000) and included revenues related to publication of six issues of Individual Investor magazine and revenues related to the sale in July 2001 of the subscription list of Individual Investor magazine. Print Publications revenues constituted 100% of the Company's revenues from continuing operations in 2001.

Individual Investor's Special Situations Report Newsletter

         The Company publishes Individual Investor's Special Situations Report ("SSR"), a semi-monthly newsletter. Each issue features one new stock investment recommendation, including a detailed research report that discusses the featured company's operating history, future plans, management, and specific financial projections. In addition, each issue reports on recent company developments of previously recommended stocks and gives buy, hold, or sell recommendations on those stocks.

         The basic annual subscription price for SSR is $165. As of March 2002, SSR had approximately 880 paid subscribers, as compared to approximately 2,000 in March 2001. The decline is subscribers is primarily related to the Company's decision to eliminate costly marketing efforts related to the newsletter.

Individual Investor Magazine

         The Company's former publication, Individual Investor magazine, was (prior to the sale of its subscriber list in July 2001) a consumer-oriented monthly investment magazine sold through subscriptions and at newsstands that offered proprietary research, analysis and recommendations, together with commentary and opinion on investment ideas. Individual Investor had a total paid subscriber and newsstand circulation of approximately 500,000 upon the sale of the subscriber list in July 2001, largely unchanged from December 2000.


Ticker Magazine

         The Company also published Ticker magazine (prior to its sale in September 2000), a monthly trade publication distributed without charge to a controlled circulation of approximately 100,000 investment advisors, brokers and planners. Ticker focused on providing investment professionals with information to help increase their business, manage their accounts more effectively and improve results for their clients. In September 2000, the Company sold assets related to Ticker magazine for cash consideration of approximately $6 million, less an adjustment for certain current assets and liabilities, and the assumption of certain liabilities.

Advertising

         Print Publications advertising revenues for 2001 were approximately $3.0 million as compared to approximately $11.6 million in 2000. The decrease was primarily due to the fact that in fiscal 2001 the Company published six issues of Individual Investor magazine and no issues of Ticker magazine, as compared with twelve issues of Individual Investor magazine and nine issues of Ticker magazine in fiscal 2000. Print Publications advertising revenues derived from Individual Investor magazine of approximately $3.0 million accounted for approximately 51% of the Company's total revenues from continuing operations for the year ended December 31, 2001, as compared to approximately $8.3 million, or 50% of the Company's total revenues from continuing operations for the year ended December 31, 2000.

         There is no advertising in SSR.


Circulation and Marketing

         Print Publications circulation revenues in the year ended December 31, 2001 were approximately $2.0 million, as compared to approximately $3.6 million in 2000. Single copy, or newsstand, revenues for 2001 were approximately $0.3 million, as compared to approximately $0.8 million in 2000. The decrease in newsstand revenues and overall circulation revenues was primarily due to the fact that in fiscal 2001 the Company published six issues of Individual Investor magazine as compared with twelve issues of Individual Investor magazine in fiscal 2000. Print Publications circulation revenues, which are derived from Individual Investor magazine and SSR, accounted for approximately 34% of the Company's total revenues from continuing operations for the year ended December 31, 2001, as compared to approximately 21% of the Company's total revenues from continuing operations for the year ended December 31, 2000.

         Ticker was a controlled-circulation magazine distributed to investment advisors, brokers and planners. Names of recipients of Ticker were obtained from lists acquired by the Company; the recipients were required to respond that they wished to continue receiving the publication in order to stay on the circulation list.

         SSR is sold by subscription only. The Company uses targeted direct mail and Internet solicitation to promote SSR.

List Rental Revenue

         Print Publications list rental revenues were approximately $0.4 million in 2001, as compared to approximately $1.2 million in 2000. List rental revenues accounted for approximately 6% of the Company's total revenues from continuing operations for the years ended December 31, 2001 and 2000. The Company utilizes the services of an independent list-management agent to promote the rental of the Company's subscriber list.

Competition

          SSR competes with a large number of newsletters that give investment advice, as well as established publications that focus on personal finance and also provide specific recommendations. The Company's index business competes with several companies that also develop and maintain indexes such as: Dow Jones and Company, Standard and Poors, Frank Russell and Company and Wilshire Associates, Inc, as well as numerous financial service companies.


Production and Operations

         All preliminary research and analysis is done by an in-house research and editorial staff. After the editorial content of the Company's publications is determined, the articles are assigned to either in-house writers or researchers or to freelance columnists. In addition, Individual Investor had arrangements with certain prominent financial commentators to provide original articles for publication on a regular basis. The financial tables included in Individual Investor were provided by various vendors. The Company used in-house software and hardware in the composition and layout of its publications. The Company selected independent printers based on their production quality and competitive costs and service.

         The Company uses an outside fulfillment service to manage its subscriber files. The service includes receiving subscription orders and payments, sending renewal and invoice notices to subscribers, and generating the subscribers' labels and circulation information reports each month.

DISCONTINUED OPERATIONS

Online Services

         In November 2001, the Company assigned to Telescan, certain of the Company's internet assets, including the domain name www.individualinvestor.com, in exchange for the 1,063,531 shares of the Company's Common Stock owned by Telescan. The Company subsequently closed the web site www.shortinterest.com. The online operations of the Company have ceased and the results of operations report online operations as a discontinued operation.

         Online Services revenues from advertising, subscriptions and other sources for the year ended December 31, 2001 totaled approximately $1.3 million, as compared to $3.2 million in 2000, primarily due to a sharp decline in web-based advertising. Online services negative contribution to overhead decreased approximately 29% from approximately $0.7 million in 2000 to $0.5 million in 2001.

         A loss of approximately $340,000 was recognized in November 2001 upon the transfer of the online assets to Telescan, primarily attributable to the write-off of (1) computer equipment that was written down to an estimated net salvage value (2) a web site service and license agreement acquired in 1999 that was abandoned as a result of the transfer and (3) accrued expenses related to the online operation through disposal date. No material expenses were incurred or revenues recognized after the disposal date.

         During the year ended December 31, 2000 the Company recognized approximately $1.1 million of gain related to the sale of online assets. In August 2000, the Company agreed to sell two Internet domain names for cash consideration of $1.0 million. In connection with the sale, the Company also issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share and relinquished the right to have its Common Stock trade under the ticker symbol "INDI" on the Nasdaq National Market (the Company began trading under the ticker symbol "IIGP" in October 2000). The fair market value of the issued warrant was approximately $257,000 (see Note 10).

         In September 2000, the Company sold certain assets related to the business of InsiderTrader.com for cash consideration of approximately $500,000 and the assumption of certain liabilities. The unamortized balance of the InsiderTrader.com trademark was written off at that time.

         The Company launched individualinvestor.com, in 1997. The site provided users with continuously updated research, recommendations, message boards, portfolio tracking, analytical tools, news and financial information. The site also built upon work presented in Individual Investor magazine. Individualinvestor.com derived revenues from advertising, primarily banner ads and sponsorships. In November 1998, the Company acquired the web site InsiderTrader.com. InsiderTrader.com displayed certain "insider" data filed with the Securities and Exchange Commission and had two components: a free component, which could be viewed by any user and which derived revenues from advertising, and a subscription component, which could be viewed only by subscribers and which generated subscription revenues. In September 2000, the Company sold InsiderTrader.com for $500,000 and the assumption of certain liabilities. In February 2001, the Company launched a new website, SHORTInterest.com, which distributed short interest data and provided screens, tables and other information to assist investors in determining which stocks to avoid or sell short. After the sale of individualinvestor.com, the Company discontinued the operations of SHORTInterest.com, ceasing its Online Services segment.

Investment Management Services

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

         In 1998 the Company recorded a provision of $591,741 to accrue for its share of any net operating losses of the domestic fund and related costs that are expected to occur until the fund liquidates its investments. A final distribution of the domestic fund's assets was received in December 2001. The Company received approximately $9,000 in excess of the carrying amount that it had recorded in 1998 and recorded a gain accordingly.


EMPLOYEES

         As of March 26, 2002, the Company had four full-time employees engaged in developing and marketing the Company's proprietary indexes and administrative services. The Company also utilizes services of other persons on an independent contract basis.


INTELLECTUAL PROPERTY

         The Company believes that respective methodologies of the Company's indexes constitute one of the Company's core assets and the Company is committed to protecting the value of that intellectual property. The Company only discloses the methodologies of its indexes to those third parties that have executed confidentiality agreements and who the Company believes may be instrumental in assisting the Company to derive value from the intellectual property.

         The Company believes that trademarks and service marks are important to its business and actively pursues strategies to protect and strengthen its current marks for use in connection with its products and for future products. The Company, has registered the trademarks AMERICA'S FASTEST GROWING COMPANIES(R), MAGIC 25(R), INVESTOR UNIVERSITY(R) and INVESTMENT UNIVERSITY(R). In addition, the Company's intellectual property includes copyrights to its former print and online publishing content.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 35,000 square feet at 125 Broad Street, New York, New York for its corporate office. The lease runs through March 31, 2004. Aggregate annual rental for this lease is $997,500 plus escalation costs. The Company has sublet approximately 31,000 square feet (approximately 89%) to unrelated third parties through March 31, 2004, at a rental amount in excess of its current rent. The Company also leases 10,000 square feet at its former location in New York City, which space was sublet as of February 1996 to an unrelated third party. This lease expires March 1, 2005. The annual rent for the lease over the term of the sublease ranging from $160,000 to approximately $210,000, plus escalation costs. The sublease also expires on March 1, 2005, and provides for aggregate annual rental receipts ranging from $160,000 to $205,000 over the term of the sublease, plus escalation costs. Although the Company does not currently anticipate that it will incur any material liability with respect to either of the above leases, there exists the possibility of such liability.

ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time is involved in ordinary and routine litigation incidental to its business. The Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR THE ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Effective with the Company's initial public offering on December 4, 1991, the Company's Common Stock was quoted on the Nasdaq SmallCap Market and the Boston Stock Exchange under the symbol "INDI." On December 9, 1996, the Company's Common Stock commenced trading on the Nasdaq National Market. On October 4, 2000, the Company's Nasdaq National Market ticker symbol was changed to "IIGP." Effective May 23, 2001, the Company's Common Stock was delisted from the Nasdaq National Market on the grounds that the Company's Common Stock had failed to maintain a minimum closing bid price of $1.00 as required by Nasdaq Marketplace Rule 4450(a)(5) and that the Company did not satisfy the $5,000,000 minimum market value of public float requirement of Nasdaq Marketplace Rule 4450(a)(2). Since May 23, 2001, the Company's Common Stock has traded on the OTC Bulletin Board.

         The table below sets forth for the periods indicated the high and low closing sales prices on the Nasdaq National Market (prior to May 23, 2001) and the OTC Bulletin Board (since May 23, 2001) for the Company's Common Stock.

         2001:                                  Low ($)         High ($)
         -----                                  -------         --------
         First Quarter                            0.375           1.375
         Second Quarter                            0.21           0.625
         Third Quarter                             0.08            0.29
         Fourth Quarter                            0.05            0.14

         2000:
         First Quarter                          3-11/32          6-3/16
         Second Quarter                         1-15/16          4-7/16
         Third Quarter                          1                2-1/16
         Fourth Quarter                         11/32            1-5/32

         These amounts represent sales between dealers in securities and do not include retail markups, markdowns or commissions. On March 26, 2002, the last sale price for the Company's Common Stock, as reported by the OTC Bulletin Board, was $0.05.

Holders

         On March 26, 2002, there were 65 holders of record of the Company's Common Stock. The Company believes that there are more than 2,500 beneficial owners of the Company's Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans


                                    Equity Compensation Plan Information

----------------------- --------------------- ---------------------------------- --------------------------- ----------------------
Name of Plan            Number of             Number of securities awarded       Number of securities to     Number of securities
                        securities            plus number of securities to be    be issued upon exercise     remaining available
                        authorized for        issued upon exercise of options,   of outstanding options,     for future issuance
                        issuance under the    warrants or rights granted         warrants or rights
                        plan                  during last fiscal year

1991 Plan                     200,000                        None                          2,000                    None

1993 Plan                     500,000                        None                          None                   192,366

1996 Plan                   1,000,000                      276,480                       181,667                  319,866

1996 Management               500,000                      243,332                       223,334                    None
Incentive Plan

2000 Plan                   1,000,000                      384,188                        19,500                  508,115

2001 Plan (1)               1,000,000                        None                          None                 1,000,000

Other                       2,500,000                        None                      1,368,650                    None


         (1) In April 2001, the Company's board of directors approved the 2001 Performance Equity Plan ("2001 Plan"). The 2001 Plan covers 1,000,000 shares of the Company's common stock, and is similar to the Company's 1993, 1996 and 2000 Plans, except that incentive options may not be granted since shareholder approval for the 2001 Plan will not be obtained within one year of its adoption. The Company's stock option committee will administer the 2001 Plan.


Sales of Unregistered Securities

         There were no sales of unregistered securities by the Company during the fourth quarter of 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Important Notice Concerning "Forward-looking Statements" in this Report (Including Without Limitation in Items 1 and 6)

          1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the year ended December 31, 2001), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after December 31, 2001. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after December 31, 2001, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, gross margins and net income or loss. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

         2. Actual Results May Be Different than Projections. Due to a variety of risks and uncertainties, however, actual results may be materially different from the results projected in the forward-looking statements. These risks and uncertainties include those set forth in Item 1 of Part I hereof (entitled "Business"), in Item 6 of Part II hereof (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations"), in Exhibit 99 hereof and elsewhere in this Report.

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

Year Ended December 31, 2001 as Compared to the Year Ended December 31, 2000

         In November 2001, the Company assigned to Telescan, certain of the Company's internet assets, including the domain name www.individualinvestor.com, in exchange for the 1,063,531 shares of the Company's Common Stock owned by Telescan. The Company subsequently closed the web site www.shortinterest.com. The online operations of the Company have ceased and the consolidated statements of operations report online operations as a discontinued operation, consequently, the financial statements for the year ended December 31, 2000 have been restated to conform to the December 31, 2001 financial presentation whereby there is only one segment in continuing operations, the Print Publications segment.


         Net Loss from Continuing Operations

         The Company's net loss from continuing operations for the year ended December 31, 2001 was approximately $4.5 million, an increase of approximately $1.8 million as compared to a net loss from continuing operations of approximately $2.7 million in 2000. The increase in the loss from the prior year is primarily due to the decrease in revenues from advertising, the sale of the subscriber list of Individual Investor magazine in July 2001 and additional writedowns of investments and other assets. No income taxes were provided in 2001 or 2000 due to the net loss. The basic and dilutive net loss per weighted average common share for the year ended December 31, 2001 was approximately $0.52, as compared to approximately $0.28 in 2000. There were approximately 1.1 million fewer common shares outstanding at the end of December 2001 as compared to December 31, 2000.

         Operating Revenues

         Total revenues from continuing operations (Print Publications revenues) for the year ended December 31, 2001 was approximately $5.9 million, as compared to approximately $16.6 million in 2000.

         Advertising revenues for the year ended December 31, 2001 was approximately $3.0 million, as compared to approximately $11.6 million in 2000. The decrease is primarily due to the fact that in 2001, advertising revenues were derived from only six issues of Individual Investor magazine and no issues of Ticker magazine, whereas in 2000 advertising revenues were derived from twelve issues of Individual Investor magazine and nine issues of Ticker magazine. In July 2001, the Company sold the subscriber list of Individual Investor magazine and discontinued publication. In September 2000, the Company sold the assets of Ticker magazine.

         Circulation revenues for year ended December 31, 2001 was approximately $2.0 million, as compared to approximately $3.6 million in 2000. Subscription revenues for the year ended December 31, 2001 was approximately $1.7 million, as compared to approximately $2.8 million in 2000. Newsstand revenues for the year ended December 31, 2001 was approximately $0.3 million, as compared to approximately $0.8 million in 2000. The decreases in subscription revenues and newsstand revenues from the prior year is primarily attributable to the sale of the subscriber list of Individual Investor magazine in July 2001 and the discontinuance of the magazine.

         List rental and other revenues for the years ended December 31, 2001 were approximately $0.9 million as compared to approximately $1.4 million in 2000. The decrease is primarily due to sale in July 2001 of the subscriber list of Individual Investor magazine and the sale in September 2000 of Ticker magazine.

         Operating Expenses

         Total operating expenses from continuing operations for the year ended December 31, 2001 were approximately $9.1 million, as compared to approximately $22.6 million in 2000.

         Editorial, production and distribution expenses for the year ended December 31, 2001 were approximately $3.4 million, as compared to approximately $9.2 million in 2000. Promotion and selling expenses for the year ended December 31, 2001 were approximately $2.6 million, as compared to approximately $7.3 million in 2000. The decreases in editorial, production and distribution expenses and promotion and selling expenses is primarily due to the sale in July 2001 of the subscriber list of Individual Investor magazine and the sale in September 2000 of Ticker magazine.

         General and administrative expenses for the year ended December 31, 2001 were $2.7 million, as compared to approximately $5.6 million in 2000. The decrease is primarily due to general and administrative headcount reductions following the sale of the subscriber list of Individual Investor magazine in July 2001 and the sale of Ticker magazine in September 2000 and the sublet in May 2001 of approximately 47% of the Company's headquarters office space. This sublease reduced net rent expense for the year ended December 31, 2001 by approximately $0.4 million as compared to 2000. Effective January 2002, the Company also sublet an additional approximate 42% of its headquarters office space.

         Depreciation and amortization expense for the year ended December 31, 2001 was approximately $468,000, as compared to approximately $454,000 in 2000. The increase is attributable to additional depreciation of furniture and fixtures as well as amortization of additional leasehold improvements incurred associated with the May 2001 sublease.

         Gain on Sale of Assets

         Gain on sale of assets for the year ended December 31, 2001 of approximately $2.2 million represents the gain on the sale of the subscriber list of Individual Investor magazine in July 2001, as compared to gain on sale of assets of $5.6 million for the year ended December 31, 2000 representing the gain on the sale of certain assets related to Ticker magazine during the third quarter of 2000.

         Impairment of Investments and Other Assets

         The Company recorded impairment in the third quarter of 2001 of approximately $2.7 million with respect to its investments in Tradeworx, Inc. (acquired in May 2000) and Pricing Dynamics Solutions, Inc. (acquired in February 2000). The Company reviewed the operations and financial position of these entities and concluded that it had incurred an other than temporary decline in the value of its Tradeworx, Inc. and Pricing Dynamics Solutions, Inc. investments. The Company adjusted the carrying value to estimated fair market value and accordingly reduced the carrying value of its investments by approximately $2.7 million. Additionally, the Company recorded a loss of approximately $0.8 million during the quarter ended December 31, 2001, as the Company sublet approximately 89% of its office space to unrelated third parties and abandoned the leaseholds. The total impairment for the year ended December 31, 2001 of approximately $3.5 million compares to the recorded impairment of approximately $2.6 million in 2000 with respect to its investment in VentureHighway.com Inc. (acquired in June 1999).

         Investment and Other Income

         Investment and other income for the year ended December 31, 2001 was approximately $0.1 million as compared to approximately $0.3 million in 2000. The decreased amount of investment income earned in 2001 compared to 2000 is primarily due to lower cash balances available for investment and a decrease in interest rates.

         Loss from Discontinued Operations

         The Company's loss from discontinued operations for the year ended December 31, 2001 was approximately $0.9 million, a decrease of approximately $0.2 million as compared to a loss from discontinued operations of approximately $0.7 million for the year ended December 31, 2000. The decreased loss is due to an approximate $3.2 million decrease in online operating expenses offset by a decline in revenues of approximately $1.9 million, offset by a decrease of approximately $1.5 million related to gains from the sale of online assets. The basic net loss per weighted average common share for the year ended December 31, 2001 was approximately $0.10, as compared to approximately $0.06 in 2000. There were approximately 1.1 million fewer common shares outstanding at the end of December 2001 as compared to December 31, 2000. No material expenses were incurred or revenues recognized after the disposal date. The remaining assets (primarily computers and servers) are being utilized by the Company's ongoing operations.

Liquidity and Capital Resources

         As of December 31, 2001, the Company had cash and cash equivalents totaling approximately $1.3 million and negative working capital of approximately $0.8 million. During 2001, the Company received cash proceeds, net of cash expenses, of approximately $2.6 million from the sale and purchase of certain assets. Net cash used in operating activities during 2001 was approximately $3.7 million. Cash used in financing activities was approximately $0.8 million and cash used by discontinued operations was approximately $0.3 million. Cash used by discontinued operations in the year ended December 31, 2001 was approximately $0.9 million. The Company's cash and cash equivalents balance of approximately $1.3 million at December 31, 2001 represented a decrease of approximately $3.4 million from the December 31, 2000 balance.

         The Company's current levels of revenues are not sufficient to cover its expenses. The Company is not able to predict the magnitude of the licensing revenues, if any, that it might obtain in connection with the Company's license of the America's Fastest Growing Companies(SM) Index to Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund to be sponsored by Nuveen and based upon the America's Fastest Growing Companies(SM) Index. The licensing revenue to the Company would be owed quarterly once the exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index began trading. Since the Company has minimal expenses associated with maintaining the America's Fastest Growing Companies(SM) Index, the royalties the Company may derive could have a high gross margin (the higher the royalty payments, the greater the gross margin). In March 2002, the Securities and Exchange Commission ("Commission") granted Nuveen the exemptive order it sought in order to be allowed to sponsor an exchange-traded fund based upon the Company's America's Fastest Growing Companies(SM) Index. Such an exchange-traded fund only could commence trading if a registration statement with respect to such fund was declared effective by the Commission. There can be no assurance, however, that Nuveen will seek to have the Commission declare effective, or that the Commission would declare effective, a registration statement with respect to such fund, or that an exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index will commence trading. There also can be no assurance that, if it did commence trading, an exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index would prove to be popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph. The Company recently announced three additional indexes, the America's Fastest Growing Companies(SM) MidCap Index, the America's Fastest Growing Companies(SM) LargeCap Index and the America's Fastest Growing Companies(SM) Total Growth Index and has developed additional indexes as well. The Company has had discussions with a variety of parties concerning the potential license of the Company's indexes for the creation of financial products. There can no assurance the Company will execute licensing agreements with respect to such indexes, that financial products based upon such indexes would enter the market or that the Company would derive any material revenues with respect to any such licenses.

         The Company believes that its working capital and the amount it is entitled to receive from its sub lessees will be sufficient to fund its operations and capital requirements through 2002. The Company's sub lessees have been current on their rental payments to the Company and the Company does not currently have any reason to believe that any sub lessee would fail to make the rental payments owed to the Company. In the event that the Company's sub lesees failed to make the rental payments owed to the Company, the Company would need to obtain additional capital in order to sustain operations. There can be no assurance, however, that the Company would be able to obtain additional capital, nor can there can be assurance as to the terms upon which the Company might be able to obtain additional capital. Obtaining any additional capital could result in a substantial dilution of an investor's equity investment in the Company.

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

            In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

            In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

  Independent Auditors' Report                                          15

  Consolidated Balance Sheet as of December 31, 2001                    16

  Consolidated Statements of Operations
        for the Years Ended December 31, 2001 and 2000                  17

  Consolidated Statements of Stockholders'
        Equity (Deficit) for the Years Ended December 31,
        2001 and 2000                                                   18

  Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2001 and 2000                                19

  Notes to Consolidated Financial Statements                            20-33

To the Board of Directors and Stockholders of Individual Investor Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Individual Investor Group, Inc. (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
New York, New York
March 26, 2002

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                             December 31,

                    ASSETS                                       2001
                                                          --------------------
Current assets:
     Cash and cash equivalents                                    $ 1,291,444
     Accounts receivable (net of allowances of $308,783)              254,310
     Prepaid expenses and other current assets                        154,552
                                                          --------------------
               Total current assets                                 1,700,306
                                                          --------------------

Investments (Notes 1 and 2)                                                 -
Property and equipment - net                                          153,969
Security deposits                                                     372,545
Other assets                                                          841,364
                                                          --------------------
               Total assets                                       $ 3,068,184
                                                          ====================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $ 1,140,953
     Accrued expenses                                                 316,746
     Deferred consulting fees and non compete                         550,000
     Deferred advertising revenue                                     542,654
                                                          --------------------
               Total current liabilities                            2,550,353
                                                          --------------------

Deferred subscription revenue                                       1,667,549
                                                          --------------------
               Total liabilities                                    4,217,902
                                                          --------------------


Stockholders' Deficit:
     Preferred stock, $.01 par value, authorized 2,000,000
       shares, 7,880 issued and outstanding                                79
     Common stock, $.01 par value; authorized 40,000,000
        shares, 7,915,552, issued and outstanding                      79,156
     Additional paid-in capital                                    33,422,294
     Warrants                                                         770,842
     Deferred compensation                                             (4,350)
     Accumulated deficit                                          (35,417,739)
                                                          --------------------
               Total stockholders' deficit                         (1,149,718)
                                                          --------------------

               Total liabilities and stockholders'
                       deficit                                    $ 3,068,184
                                                          ====================

See Notes to Consolidated Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              12 Months Ended December,31,
                                                             2001                      2000
                                                      -------------------       -------------------

Revenues:
      Print Publications                                     $ 5,929,994              $ 16,590,782
                                                      -------------------       -------------------
      Total revenues                                           5,929,994                16,590,782
                                                      -------------------       -------------------

Operating expenses:
      Editorial, production and distribution                   3,442,207                 9,183,064
      Promotion and selling                                    2,559,206                 7,317,177
      General and administrative                               2,666,450                 5,600,120
      Depreciation and amortization                              468,159                   454,199
                                                      -------------------       -------------------
      Total operating expenses                                 9,136,022                22,554,560
                                                      -------------------       -------------------

      Gain on sale of assets                                   2,175,497                 5,603,227

      Impairment of investments and other assets              (3,530,268)               (2,638,356)
                                                      -------------------       -------------------
      Operating loss from continuing operations               (4,560,799)               (2,998,907)

      Investment and other income (Note 2)                        95,296                   276,206

                                                      -------------------       -------------------
      Net loss from continuing operations                     (4,465,503)               (2,722,701)
                                                      -------------------       -------------------

Discontinued operations (Note 3)
      Loss from operations                                      (527,408)                 (683,088)
      Loss on disposal                                          (340,445)                        -
                                                      -------------------       -------------------
      Loss from discontinued operations                         (867,853)                 (683,088)
                                                      -------------------       -------------------


Net loss                                                    $ (5,333,356)             $ (3,405,789)
                                                      ===================       ===================

Basic and dilutive loss per common share:
Continuing operations                                             ($0.52)                   ($0.28)
Discontinued operations                                           ($0.10)                   ($0.06)
                                                      -------------------       -------------------
Net loss per share                                                ($0.62)                   ($0.34)
                                                      ===================       ===================

Average number of common shares used in computing
      basic and dilutive loss per common share                 8,887,631                10,439,887






See Notes to Consolidated Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                               Preferred Stock      Common Stock
                              --------------------------------------   Additional
                               Shares     Par    Shares        Par       Paid-in                Deferred    Accumulated
                               Issued    Value   Issued       Value      Capital    Warrants  Compensation    Deficit       Total
------------------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 1999   10,000    $100   10,353,901    $103,539  $33,421,542   $742,079  $(272,038) $(26,332,285)  7,662,937

Exercise of options - net         -        -       87,118         871      110,745          -          -             -      111,616

Stock option and warrant
       transactions               -        -            -           -            -    129,973    127,068             -      257,041

Conversion of preferred to
        common stock         (2,120)     (21)     200,000       2,000       (1,979)         -          -             -            -

Amortization of deferred
        compensation              -        -            -           -            -          -    263,137             -      263,137

Issuance of common stock
        (restricted)              -        -      113,000       1,130      188,902          -   (147,657)            -       42,375

Net loss                          -        -            -           -            -          -          -    (3,405,789)  (3,405,789)

Preferred stock
        dividends                 -        -            -           -            -          -                 (188,709)    (188,709)

Repurchase and cancellation
        common stock              -        -   (1,781,133)    (17,811)    (142,491)         -          -                   (160,302)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000      7,880     79    8,972,886      89,729   33,576,719    872,052    (29,490)  (29,926,783)   4,582,306


Stock option and warrant
        transactions              -        -            -           -      (77,070)  (101,210)    38,190             -     (140,090)

Repurchase and cancellation
         common stock             -        -   (1,063,531)    (10,635)     (85,082)         -          -             -      (95,717)

Cancellation of common stock
        (restricted 2000)         -        -      (22,803)       (228)      (5,033)         -          -             -       (5,261)

Issuance of common stock
        (restricted 2001)         -        -       29,000         290       12,760          -    (13,050)            -            -

Net loss                          -        -            -           -            -          -          -    (5,333,356)  (5,333,356)

Preferred stock dividends         -        -            -           -            -          -          -      (157,600)    (157,600)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001      7,880    $79    7,915,552     $79,156  $33,422,294   $770,842    $(4,350) $(35,417,739) $(1,149,718)
====================================================================================================================================



See Notes to Consolidated Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                          12 Months  Ended December  31,
                                                                 2001               2000
                                                          --------------------------------------

Cash flows from operating activities:
Net loss                                                        $ (5,333,356)      $ (3,405,789)
Less:
      Loss from discontinued operations                             (867,853)          (683,088)
                                                          --------------------------------------
      Loss from continuing operations                             (4,465,503)        (2,722,701)
Reconciliation of net loss to net cash used in
operating activities:
      Gain on sale of assets                                      (2,175,497)        (5,603,227)
      Impairment of investments                                    3,530,268          2,638,356
      Depreciation and amortization                                  468,159            454,199
      Stock option and warrant transactions                          (73,708)           295,888
      Amortization of consulting fees and non compete               (450,000)                 -
      Changes in operating assets and liabilities:
        (Increase) decrease in:
           Accounts receivable                                     2,238,542            626,858
           Prepaid expenses and other current assets                 316,474         (1,069,474)
           Security deposits                                           3,035             (1,053)
           Other assets                                              (51,353)           343,078
           Deferred subscription expense                             147,641             46,379
       Increase (decrease) in:
           Accounts payable and accrued expenses                  (1,539,128)          (543,703)
           Deferred advertising revenue                           (1,057,442)        (1,098,048)
           Deferred subscription revenue                            (619,903)           158,816
                                                          --------------------------------------
      Net cash used in operating activities                       (3,728,415)        (6,474,632)
                                                          --------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                                  (561,001)          (393,850)
Net proceeds from sale of assets                                   2,575,434          5,085,819
                                                          --------------------------------------
      Net cash provided by investing activities                    2,014,433          4,691,969
                                                          --------------------------------------

Cash flows from financing activities:
Proceeds from exercise of stock options                                    -            111,616
Purchase of common stock                                                   -           (160,302)
Receivables financing                                               (638,653)           638,652
Preferred stock dividends                                           (157,600)          (188,709)
                                                          --------------------------------------
      Net cash provided by (used in) financing activities           (796,253)           401,257
                                                          --------------------------------------

Net cash used in discontinued operations                            (892,797)          (361,660)
                                                          --------------------------------------

Net decrease in cash and cash equivalents                         (3,403,032)        (1,743,066)
Cash and cash equivalents, beginning of period                     4,694,476          6,437,542
                                                          --------------------------------------

Cash and cash equivalents, end of period                         $ 1,291,444        $ 4,694,476
                                                          ======================================


See Notes to Consolidated Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company") are primarily engaged in providing financial information services. The Company has developed several stock indexes that it seeks to license to sponsors of financial products and the Company also publishes a semi-monthly newsletter, Individual Investor's Special Situations Report. During 2000 and periods of 2001, the Company also published Individual Investor magazine, a monthly personal finance magazine and operated certain websites and reported its operating results in two distinct business segments: Print Publications and Online Services. Between approximately October 1996 and September 2000, the Company's Print Publications segment also included Ticker, a magazine for investment professionals. The Company's Online Services segment included individualinvestor.com and, between approximately November 1998 and September 2000, InsiderTrader.com. In September 2000, the Company sold InsiderTrader.com and Ticker magazine to two different parties in two unrelated transactions (see
Note 3). In July 2001, the Company sold the subscriber list of and discontinued publishing Individual Investor magazine (see Note 3). In November 2001, the Company sold certain assets related to individualinvestor.com and subsequently discontinued its Online Services operations (see Note 4). As a result the Company has only one operating segment, the publishing of Individual Investor's Special Situations Report, therefore, the financial statements have been reclassified accordingly.

         The Company's current levels of revenues are not sufficient to cover its expenses. The Company is not able to predict the magnitude of the licensing revenues, if any, that it might obtain in connection with the Company's license of the America's Fastest Growing Companies(SM) Index to Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund to be sponsored by Nuveen and based upon the America's Fastest Growing Companies(SM) Index. The licensing revenue to the Company would be owed quarterly once the exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index began trading. Since the Company has minimal expenses associated with maintaining the America's Fastest Growing Companies(SM) Index, the royalties the Company may derive could have a high gross margin (the higher the royalty payments, the greater the gross margin). In March 2002, the Securities and Exchange Commission ("Commission") granted Nuveen the exemptive order it sought in order to be allowed to sponsor an exchange-traded fund based upon the Company's America's Fastest Growing Companies(SM) Index. Such an exchange-traded fund only could commence trading if a registration statement with respect to such fund was declared effective by the Commission. There can be no assurance, however, that Nuveen will seek to have the Commission declare effective, or that the Commission would declare effective, a registration statement with respect to such fund, or that an exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index will commence trading. There also can be no assurance that, if it did commence trading, an exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index would prove to be popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph. The Company recently announced three additional indexes, the America's Fastest Growing Companies(SM) MidCap Index, the America's Fastest Growing Companies(SM) LargeCap Index and the America's Fastest Growing Companies(SM) Total Growth Index and has developed additional indexes as well. The Company has had discussions with a variety of parties concerning the potential license of the Company's indexes for the creation of financial products. There can no assurance the Company will execute licensing agreements with respect to such indexes, that financial products based upon such indexes would enter the market or that the Company would derive any material revenues with respect to any such licenses.

         The Company believes that its working capital and the amount it is entitled to receive from its sublessees will be sufficient to fund its operations and capital requirements through 2002. The Company's sublessees have been current on their rental payments to the Company and the Company does not currently have any reason to believe that any sublessee would fail to make the rental payments owed to the Company. In the event that the Company's sublesees failed to make the rental payments owed to the Company, the Company would need to obtain additional capital in order to sustain operations. There can be no assurance, however, that the Company would be able to obtain additional capital, nor can there be assurance as to the terms upon which the Company might be able to obtain additional capital. Obtaining additional capital could result in a substantial dilution of an investor's equity investment in the Company.

         Principles of Consolidation - The consolidated financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries:
Individual Investor Holdings, Inc., WisdomTree Capital Management, Inc., WisdomTree Administration, Inc., WisdomTree Capital Advisors, LLC, I.I. Interactive, Inc. I.I. Strategic Consultants, Inc. and Advanced Marketing Ventures, Inc.

         Revenue Recognition - Advertising and circulation revenues are recognized, net of agency commissions and estimated returns and allowances, when publications are issued. Deferred subscription revenue, net of agency commissions, is recorded when subscription orders are received. In connection with the Magazine Sale (see Note 3), Kiplinger assumed the approximate $2.6 million subscription liability of the Company at June 30, 2001. A portion of the income recognized from such assumption has been deferred and will be earned over the period of the related subscriptions. List rental income is recognized, net of agency commissions, when a list is provided. Revenues from equity-for-advertising transactions are recognized during the period in which the advertisements are run or the advertising credit expired.

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

         Investments - Investment represents equity positions in VentureHighway.com Inc., Pricing Dynamics Solutions, Inc. (previously ReverseAuction.com, Inc.) and Tradeworx, Inc. There is currently no public market for these securities. Each investment was recorded at its historical cost until the Company determined that there was an other than temporary decline in its value. During the quarter ended December 31, 2000, the Company determined that there was an other than temporary decline in the value of the investment in VentureHighway and adjusted the carrying value to estimated fair market value (see Note 2). During the quarter ended September 30, 2001, the Company determined that there was an other than temporary decline in the value of the investments in Pricing Dynamics and Tradeworx and adjusted the carrying value (see Note 2).

         Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset's carrying amount.

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

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities reported in the financial statements. Significant accounting estimates used include estimates for sales returns and allowances, loss on discontinued operations, pro forma disclosures regarding the fair value of stock options granted in 2001 and 2000 and estimated fair market value of investment securities for which no public market exists. Actual results could differ materially from those estimates.

         Recent Accounting Pronouncements - The Company on January 1, 2001 adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formally considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.


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

         The Company reviewed the operations and financial position of Tradeworx and concluded in the third quarter of 2001 that it had incurred an other than temporary decline in the value of its Tradeworx investment. The Company adjusted the carrying value to estimated fair market value and accordingly reduced the carrying value of its investment in Tradeworx by approximately $1.1 million during the third quarter ended September 30, 2001.

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

         Pricing Dynamics provides e-commerce tools and dynamic pricing software for the business-to-business, business-to-consumer and consumer-to-consumer markets. There currently is no public market for Pricing Dynamics securities.

         The Company reviewed the operations and financial position of Pricing Dynamics and concluded in the third quarter of 2001 that it had incurred an other than temporary decline in the value of its Pricing Dynamics investment. The Company adjusted the carrying value to estimated fair market value. Accordingly, the Company reduced the carrying value of its investment in Pricing Dynamics by approximately $1.5 million during the third quarter ended September 30, 2001.

             On June 2, 1999, the Company, Kirlin Holding Corp ("Kirlin") and Venture Highway, Inc. (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 3,308,688 newly issued shares (adjusted to reflect subsequent stock splits) of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock (the other 80.1% of which immediately after the transaction were held by Kirlin). The purchase price was paid in the form of a credit for Venture Highway to use to purchase advertising in the Company's magazines and web sites during the 30 months ending December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $2.6 million.

         VentureHighway owned and operated VentureHighway.com, a branded web site designed to serve as an interactive portal for the matching of companies seeking funding with qualified investors seeking to fund such companies, and the facilitation of private placements and public offerings of securities of companies. In April 2000, VentureHighway acquired Princeton Securities, Inc., a retail-oriented broker-dealer based in Princeton, New Jersey. In December 2000, VentureHighway suspended the operations of its web site while it explored strategic alternatives. During the fourth quarter 2000, the Company became aware of an other than temporary decline in the value of its Venture Highway investment and adjusted the carrying value to estimated fair market value. Accordingly, the Company reduced the carrying value of its investments by approximately $2.6 million during the fourth quarter of the year-ended December 31, 2000. In December 2001, VentureHighway adopted a plan of dissolution and liquidation. The Company received a partial distribution in January 2002 from VentureHighway of approximately $85,000.


 3.      SALE OF ASSETS

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

         In connection with this transaction, the Company reduced its employee headcount by approximately 90% and announced that it would seek to sublet approximately 18,000 square feet of its office space. Arrangements for this sublease were finalized in January 2002. (see Note 7).

         Realized gain on the sale of assets for the year ended December 31, 2001, was approximately $2.2 million.

         In September 2000, the Company sold certain assets related to Ticker magazine for cash consideration of approximately $6.0 million, less an adjustment for certain current assets and liabilities and the assumption of certain liabilities and recognized a gain of approximately $5.6 million.

4.       DISCONTINUED OPERATIONS

         In November 2001, the Company assigned to Telescan, Inc., certain of the Company's internet assets, including the domain name www.individualinvestor.com, in exchange for the 1,063,531 shares of the Company's Common Stock owned by Telescan and the Company subsequently discontinued its Online Services operations. The operating results relating to Online Services operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations as discontinued operations.

         Upon the transfer of these assets to Telescan, the Company wrote off its remaining unamortized balance relating to a three-year license acquired in 1999 for propriety technology and investment tools used on the Company's web sites. The Company recognized a net loss on the transfer of these assets of approximately $340,000 (included in loss from discontinued operations) that was primarily related to the write-off of (1) computer equipment that was written down to an estimated net salvage value (2) a web site service and license agreement acquired in 1999 that was abandoned as a result of the transfer and
(3) accrued expenses related to the online operation through disposal date. No material expenses or revenues were incurred or recognized after the disposal date. The remaining assets (primarily computers and servers) are being utilized by the Company's ongoing operations.


         The loss from discontinued operations consisted of the following:

                               2001                      2000
                               ----                      ----
Loss from operations       ($527,408)               ( $  683,088)
Loss from disposal         ( 340,445)                         -
                           ----------               ------------
Total                      ($867,853)               ($   683,088)
                           ==========               =============

         The loss from discontinued operations consisted of the following components:

Revenues and other income  $1,256,331                  $ 3,188,022
                            ----------                ------------
Loss from operations         (527,408)                  (  683,088)
Loss from disposal          ( 340,445)                           -
                            ----------                ------------
Total                       ($867,853)                ($   683,088)
                            ==========                =============

         Net current liabilities at December 31, 2001 and 2000 related to discontinued operations are approximately $336,000 and $ $433,000, respectively.

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

         In September 2000, the Company sold certain assets related to the business of InsiderTrader.com for cash consideration of approximately $500,000 and the assumption of certain liabilities. The unamortized balance of the InsiderTrader.com was written off at that time.

         Online Services revenues from advertising, subscriptions and other sources for the year ended December 31, 2001 totaled approximately $1.3 million, as compared to $3.2 million in 2000, primarily due to a sharp decline in web-based advertising. Online services negative contribution to overhead decreased from approximately $1.7 million in 2000 to $0.4 million in 2001. Depreciation with respect to assets utilized by the online segment was approximately $159,000 and $104,000 in 2001 and 2000, respectively. Net gain relating to the sale of online assets was approximately $1.1 million in 2000 as compared to a net loss of approximately $0.3 million in 2001.

         On April 30, 1998, the Company's Board of Directors decided to discontinue the Company's investment management services business. The Company recorded a provision to accrue for its share of net operating losses of the domestic investment fund and related costs that are expected to occur until the fund liquidates its investments. A final distribution of the investment fund's assets was received in December 2001. The Company received approximately $9,000 in excess of the carrying amount that it had recorded in 1998 and recorded a gain accordingly.


5.       PROPERTY AND EQUIPMENT

                                               December 31, 2001
                                               -----------------
Equipment                                             $ 283,071
Furniture and fixtures                                   62,119
Leasehold improvements                                  127,834
                                               -----------------
                                                        473,024
Less: accumulated depreciation and amortization        (319,055)
                                               -----------------
                                                      $ 153,969
                                               =================

         Upon the completion of the sublease arrangements for office space (see
Note 7) the Company abandoned the leasehold improvements related to the sublet space. Approximately, $0.8 million was recognized as a loss upon the abandonment of the leasehold and has been included in the recorded gain on sale of investments and other assets.

6.       ACCRUED EXPENSES

                                                           December 31, 2001
                                                           ------------------
 Accrued commissions and employee compensation                       $43,195
 Accrued newsstand promotion expenses                                 76,751
 Accrued professional fees                                            34,896
 Prepaid sublease rentals                                            148,804
 Other                                                                13,100
                                                            -----------------
                                                                    $316,746
                                                            =================

7.       COMMITMENTS AND CONTINGENCIES

         Litigation - The Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

         Profit Sharing Plan - The Company has a profit sharing plan (the "Plan"), subject to Section 401(k) of the Internal Revenue Code. All employees who complete at least two months of service and have attained the age of 21 are eligible to participate. The Company can make discretionary contributions to the Plan, but none were made in 2001 and 2000.

         Lease Agreements - The Company leases office space in New York City under an operating lease that expires on March 31, 2004. The Company also subleases its former office space in New York City under an operating lease that expires March 1, 2005. Rent expense for the years ended December 31, 2001and 2000 was approximately $1.2 million and $1.0 million. In May 2001, the Company commenced a sublease of a portion of its headquarters office space to an unrelated third party and in January 2002 the Company commenced a sublease of another portion of it headquarters office space to a different unrelated third party. The Company retains approximately 11% of its headquarters office space. The Company subleases its former office space to an unrelated third party. All of the above leases and subleases provide for escalation of lease payments as well as real estate tax increases. Future minimum lease payments and related sublease rentals receivable with respect to non-cancelable operating leases are approximately as follows:

                    Future Minimum               Rents Receivable
   Year             Rental Payments               Under Sublease
   ----        --------------------------    --------------------------
   2002                       $1,302,000                    $1,259,000
   2003                        1,307,000                     1,318,000
   2004                          490,000                       493,000
   2005                           36,000                        35,000
   Thereafter                          0                             0
               --------------------------    --------------------------
  Total                       $3,135,000                    $3,105,000
               ==========================    ==========================

         The Company has an outstanding letter of credit totaling $332,500 related to the security deposit for the Company's New York City corporate office space. The Company has received letters of credit from its sublease tenants in the aggregate amount of approximately $145,000.

         8.       INCOME TAXES

         The Company has available net operating loss carryforwards ("NOL") totaling approximately $24.0 million. Based upon a change of ownership, which transpired in December 1991, the utilization of approximately $2.1 million of pre-change NOL are limited in accordance with Section 382 of the Internal Revenue Code, which affects the amount and timing of when the NOL can be offset against taxable income. The Company also has an unrealized tax loss of approximately $6.1 million related to the impairment of its investments (see
Note 2). The tax effects of temporary differences from discontinuing and continuing operations that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001and 2000, respectively, are presented below:

                                               2001           2000
                                               ----           ----
Deferred tax assets:
   Net operating loss carryforwards        $10,822,000     $10,426,000
   Unrealized tax loss                       2,473,000       1,187,000
   Tax in excess of book basis
      of investment in fund                          -          71,000
    Deferred revenues                          625,000               -
    Net fixed assets                           290,000         200,000
   Other                                       254,000         298,000
                                      ---------------------------------
   Total                                    14,464,000      12,182,000

Deferred tax liabilities:                            -               -
                                      ---------------------------------
                                            14,464,000      12,182,000
Less: valuation allowance                   14,464,000      12,182,000
                                      ---------------------------------
Net deferred tax asset                     $         -     $         -
                                      =================================

         The provision for income taxes from continuing and discontinued operations for the years ended December 31, 2001and 2000, respectively, is different than the amount computed using the applicable statutory Federal income tax rate with the difference summarized below:

                                                            2001         2000
                                                            ----         ----
Hypothetical income tax benefit
   at the US Federal statutory rate                     ($1,563,000)  ($953,000)
Hypothetical State and local income taxes benefit,
   less US Federal income tax benefit                      (447,000)   (272,000)
Permanent differences                                       118,000      48,000
Unrealized tax loss                                       1,286,000   1,187,000
Discontinued operations                                    (390,000)   (308,000)
Net operating loss benefit not recognized                   996,000     298,000
                                                       -------------   ---------
                                                       $          -    $      -
                                                       =============   =========

9.       STOCK OPTIONS

         The Company has six stock option plans: the 1991 Stock Option Plan, the 1993 Stock Option Plan, the 1996 Performance Equity Plan, the 1996 Management Incentive Plan; the 2000 Performance Equity Plan ("2000 Plan") and the 2001 Performance Equity Plan ("2001 Plan") (collectively, the "Plans"). Under the Plans, the Company can issue a maximum of 4,200,000 shares of Common Stock pursuant to stock options and other stock-based awards. Options issued pursuant to the Plans may be exercisable for a period of up to 10 years from the date of the grant. Options granted pursuant to the 1991 Stock Option Plan must be at an exercise price which is not less than the fair market value at the date of grant; options granted pursuant to the other Plans may have, but to date have not had, exercise prices less than the fair market value at the date of grant.

         In addition to the Plans, the Company has options outstanding that were granted outside of the Plans. These options were granted at fair market value at the date of grant and expire at various dates through December 14, 2009.

         Activity in the Plans noted above is summarized in the following table:

                                 2001                            2000
                                 ----
                                        Weighted                      Weighted
                                         Average                       Average
                                        Exercise                      Exercise
                         Options          Price        Options          Price
                       -------------- ----------- ----------------- ------------
Options outstanding,
   January 1               1,291,043      $2.90          1,359,601      $2.57
Granted                    1,109,000      $0.46            905,909      $2.93
Exercised                    (62,697)         -           (112,618)     $0.99
Canceled                  (1,006,845)     $2.41           (861,849)     $2.67
                       --------------             -----------------
Balance, December 31       1,330,501      $1.37          1,291,043      $2.90
                       ==============             =================

         Options exercisable under the Plans at December 31, 2001 and 2000, respectively, were 457,876 and 568,527, respectively, at weighted average exercise prices of $2.71, and $3.32, respectively. At December 31, 2001 and 2000, respectively, options available for grant under the Plans were 2,020,347 and 1,138,502, respectively, while total shares of Common Stock reserved for future issuances under the Plans were 3,350,848 and 2,429,545, respectively.

         In April 2001, the Company's board of directors approved the 2001 Performance Equity Plan ("2001 Plan"). The 2001 Plan covers 1,000,000 shares of the Company's common stock, and is similar to the Company's 1993, 1996 and 2000 Plans, except that incentive options may not be granted since shareholder approval for the 2001 Plan will not be obtained within one year of its adoption. The Company's stock option committee will administer the 2001 Plan.

         Options granted outside of the Plans are as follows:

                               2001                             2000
                               ----                             ----
                                      Weighted                         Weighted
                                       Average                          Average
                                      Exercise                         Exercise
                       Options          Price           Options          Price
                      ------------- -------------- ----------------- -----------
Options outstanding,
   January 1             1,658,150      $2.73             2,495,900      $2.63
Granted                          -          -                     -          -
Exercised                        -          -                     -          -
Canceled                  (289,500)     $2.45              (837,750)     $2.42
                      -------------                -----------------
Balance, December 31     1,368,650      $2.79             1,658,150      $2.73
                      =============                =================

         Options granted outside the Plans that were exercisable at December 31, 2001 and 2000, respectively, were 1,358,650 and 1,465,566, respectively, at weighted average exercise prices of $2.79 and $2.72, respectively.

         The following table summarizes information about total stock options outstanding at December 31, 2001:

                              Options Outstanding                                              Options Exercisable
   -------------------------------------------------------------------------------     ------------------------------------
                              Number        Weighted-Average                               Number
    Range of Exercise    Outstanding at         Remaining         Weighted-Average     Exercisable at      Weighted-Average
        Prices              12/31/2001      Contractual Life       Exercise Price        12/31/2001         Exercise Price
        ------              ----------      ----------------       --------------        ----------         --------------

        $0.4062- $1.250         1,645,667         6.23                  $0.84                  796,667          $1.24
            $2.00-$4.00           511,500         3.57                  $2.24                  487,875          $2.01
            $4.25-$7.50           541,984         1.06                  $5.55                  531,984          $5.57
                         -----------------                                             ----------------
                                2,699,151         4.69                  $2.05                1,816,526          $2.77
                         =================                                             ================

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001and 2000, respectively: risk-free interest rates of 5.4%and 6.5%, respectively; volatility factors of the expected market price of the Company's Common Stock of 124% and 87%, respectively; weighted-average fair value of options granted of $0.51, and $2.41, respectively; and a weighted-average expected life of the options of 5 years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     2001              2000
                                                     ----              ----
 Net loss from continuing operations:
     As reported                               ($4,465,503)       ($2,722,701)
     Pro forma                                 ($4,692,649)       ($3,187,171)
 Loss from continuing operations
         per weighted average common share:
     As reported                                    ($0.52)            ($0.28)
     Pro forma                                      ($0.55)            ($0.32)

         The impact of the estimated fair value of the options has no effect on the reported loss or income from discontinued operations. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts because additional stock option awards in future years are anticipated.

         On May 10, 2001 the Stock Option Committee pursuant to the Company's 2000 Plan, awarded 223,000 shares of authorized but unissued Common Stock in the aggregate to certain employees subject to the terms of a restricted stock agreement. Subsequently through December 31, 2001, affected employees forfeited 194,000 of these shares due to the sale of the subscriber list and the termination of employment. These shares are available for reissuance. The 29,000 restricted shares outstanding at December 31, 2001 have a compensation value of $13,050, which is being amortized ratably over the employment period required to earn such shares.

         On July 19, 2000, the Stock Option Committee, pursuant to the Company's 2000 Performance Equity Plan, awarded 150,000 shares of authorized but unissued Common Stock in the aggregate to certain employees subject to the terms of a restricted stock agreement. 25,500 of such shares were issued and earned by various employees and earnings for the year ended December 31, 2000 and the Company recorded a compensation expense of approximately $42,000 with respect to these shares. An additional 84,500 of such shares were granted and issued to employees at a compensation value of approximately $143,000, which amount was amortized ratably over the employment period required to earn such shares. The remaining 40,000 of such shares were forfeited in 2000 and are available for reissuance. Employees who terminated their employment in 2001 prior to the vesting date forfeited 3,000 restricted shares that were granted in July 2000. Additionally, 19,803 shares that were earned by employees were returned to the Company as payment of various withholding taxes associated with the grant of a portion of the 84,500 shares. These shares are available for reissuance.

10.      STOCKHOLDERS' EQUITY

         Cancellation of Common Stock - In connection with the November 2001 sale of certain assets by the Company to Telescan, Inc., the Company received as consideration 1,063,531 shares of the Company's Common Stock, which represented 100% of Telescan's shareholdings of Company Common Stock on that date. (See issuance of Common Stock below). These shares were retired by the Company and are part of the authorized but unissued shares. As a result, the Company's outstanding shares of Common Stock was reduced by approximately 12%, to approximately 7.9 million shares at December 31, 2001 from approximately 9.0 million shares at December 31, 2000.

         Issuance of Preferred Stock - On December 2, 1998, the Company issued a total of 10,000 shares of Series A Preferred Stock ("Series A Preferred Stock") to two parties unrelated to the Company pursuant to Stock Purchase Agreements, for an aggregate purchase price of $2.0 million. The Series A Preferred Stock has a par value of $.01 per share and a stated value of $200 per share. The Series A Preferred Stock is convertible into the Company's Common Stock at a conversion price of $2.12 per share, subject to adjustment for stock splits, recapitalizations, and the like. Any unconverted shares will be subject to mandatory conversion into the Company's Common Stock on December 31, 2003. The Series A Preferred Stock will be entitled to receive a cumulative ten percent (10%) per annum cash dividend, payable annually on December 31 of each year, commencing December 31, 1999, or, if earlier, upon conversion of the shares of Series A Preferred Stock. The Series A Preferred Stock shall have a liquidation preference of $200 per share plus any accrued and unpaid dividends. Shares of Common Stock into which the Series A Preferred Stock may be converted were registered for resale in October 1999. On September 21, 2000, 2,120 shares Series A Preferred Stock were converted at the conversion price of $2.12 per share into 200,000 shares of Common Stock. At December 31, 2000, 7,880 shares of Series A Preferred Stock remained outstanding. No preferred was issued in 2001.

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

         In 1999, in connection with consulting and recruiting services provided, the Company issued warrants to purchase up to 138,750 shares of Common Stock at exercise prices ranging from $2.6255 to $3.40625. The warrants were valued at $288,211 using the Black-Scholes options pricing model. During 2000, 43,750 of the warrants issued in 1999 expired unexercised and 50,000 of the warrants issued in 1999 were cancelled. During 2001, 30,000 of the warrants issued in 1999 were cancelled and the remaining 15,000 may be exercised at any time until November 28, 2004.

         In 2000, in connection with the sale by the Company of two Internet domains for cash consideration of $1.0 million, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share (see Note 3). This warrant may be exercised at any time until August 10, 2003.

11.      ACCOUNTS RECEIVABLE FINANCING

         In August 2000, the Company entered into a securitization facility with an unrelated financial services company. Under the terms of the facility, the Company could transfer an undivided ownership interest in certain trade accounts receivable to the financial services company. The Company received cash from the third party based on a formula of a percentage of the face value of the eligible transferred receivables, less certain fees. The maximum amount of transferred receivables that could be outstanding under this facility was $2.0 million. The Company paid a variable interest rate (prime plus 1.5%) during the period from when a receivable was transferred until the time the third party collected and remitted the balance of the receivable. During 2001 and 2000, this interest rate averaged approximately 7.7% and 11%, respectively. The Company retained the credit risk for any receivable that was transferred and with respect to which the customer subsequently defaulted on payment. The Company had no credit losses under this facility during the period. The Company recorded interest expense of approximately $25,000 and $0.1 million for the years ended December 31, 2001 and 2000 that has been recorded as part of promotion and selling expense. The securitization facility was to end September 30, 2002, subject to earlier termination in accordance with the contract. Following the Magazine Sale on July 9, 2001 (see Note 3) the facility was terminated in accordance with the contract terms. At September 30, 2001 all receivables previously transferred and not collected by the facility were recoursed to the Company. The cancellation cost of the contract is reflected as a cost of the Magazine Sale (see Note 3) and has reduced the net gain thereof accordingly.

12.      LOSS PER COMMON SHARE

         Basic net loss per common share is computed by dividing the net loss, after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per common share is computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares during the period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The loss per common share for 2001 and 2000 is computed based on the weighted average number of shares of Common Stock outstanding during the respective period. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of dilutive loss per common share, as the effect would have been antidilutive.

         The computation of net loss applicable to common shareholders is as follows:

                                               2001                   2000
                                               ----                   ----
Net loss from continuing operations          ($4,465,503)         ($2,722,701)
Preferred stock dividends                       (157,600)            (188,709)
                                             ------------        -------------
Net loss from continuing operations
     applicable to common shareholders        (4,623,103)          (2,911,410)
Loss from discontinued operations               (867,853)            (683,088)
                                             ------------        -------------
Net loss applicable to common shareholders   ($5,490,956)         ($3,594,498)
                                             ============        =============

13.      SEGMENT INFORMATION

         The Company's business segments were focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. The Company's Print Publications segment continues to publish Individual Investor's Special Situations Report, a financial investment newsletter, and until July 2001 published and marketed Individual Investor, a personal finance and investment magazine. In addition, between approximately October 1996 and September 2000, the Company's Print Publications segment also included Ticker, a magazine for investment professionals. The Company's Online Services segment was discontinued subsequent to the sale in November 2001 of certain assets related to individualinvestor.com. In addition, the Company's Online Services segment included InsiderTrader.com between approximately November 1999 and September 2000. See Note 3 for a description of the respective sales of assets related to Individual Investor magazine, Ticker magazine, individualinvestor.com and InsiderTrader.com. The financial statements for the years ended December 31, 2001and 2000 have been restated to show the results of Online Services as a discontinued operation. The restated financials have been prepared consistent with the way such data is utilized by Company management in evaluating operating results. As a result the Company now operates with one segment.

14.      SUPPLEMENTARY INFORMATION - SELECTED QUARTERLY DATA (Unaudited)

                                                                       2001 Quarters

                                                     1st              2nd              3rd               4th
                                                     ---              ---              ---               ---

Revenues                                            $2,622,660        $1,562,638        $711,647         $1,033,049

Operating expenses                                   4,273,252         3,539,533         729,388            593,849

Gain on sale of assets                                -                  (66,012)      2,197,844             43,665

Impairment of investment                              -                        -      (2,678,546)          (851,722)
                                               ---------------- ----------------- --------------- ------------------
Operating loss                                      (1,650,592)       (2,042,907)       (498,443)          (368,857)

Investment and other income                             52,419            15,855          19,214              7,808
                                               ---------------- ----------------- --------------- ------------------
Net loss from continuing operations                 (1,598,173)       (2,027,052)       (479,229)          (361,049)

Loss from discontinued operations                      (57,006)         (310,457)       (248,523)          (251,867)
                                               ---------------- ----------------- --------------- ------------------
Net loss                                           ($1,655,179)      ($2,337,509)      ($727,752)         ($612,916)
                                               ================ ================= =============== ==================

Basic and dilutive loss per common share:

Continuing operations                                   ($0.18)           ($0.23)         ($0.06)            ($0.05)

Discontinued operations                                 ($0.01)           ($0.03)         ($0.03)            ($0.03)
                                               ---------------- ----------------- --------------- ------------------
Net loss per share                                      ($0.19)           ($0.26)         ($0.09)            ($0.08)
                                               ================ ================= =============== ==================

Average number of common shares used in
   in computing loss per common share                8,972,672         9,093,775       8,909,661          8,380,657


                                                                       2000 Quarters
                                                      1st                   2nd             3rd              4th
                                                      ---                   ---             ---              ---
Revenues                                             $4,940,998           $4,256,607     $4,627,936       $2,765,241

Operating expenses                                    6,511,769            5,534,800      5,859,147        4,648,844

Gain on sale of assets                                        -                    -      5,603,227                -

Impairment of investment                                      -                    -              -       (2,638,356)
                                              ------------------    -----------------  -------------  ---------------
Operating income (loss)                              (1,570,771)          (1,278,193)     4,372,016       (4,521,959)
Investment and other income                              68,299               58,518         74,873           74,516
                                              ------------------    -----------------  -------------  ---------------
Net income (loss) from continuing operations         (1,502,472)          (1,219,675)     4,446,889       (4,447,443)

Gain (loss) from discontinued operations                (94,111)            (650,270)       509,349         (448,056)
                                               -----------------    -----------------  -------------  ---------------
Net income (loss)                                   ($1,596,583)         ($1,869,945)    $4,956,238      ($4,895,499)
                                               ================     =================  =============  ===============

Basic (loss) income per common share:

Continuing operations                                    ($0.15)              ($0.12)         $0.42           ($0.43)

Discontinued operations                                  ($0.01)              ($0.06)         $0.05           ($0.04)
                                              ------------------    -----------------   ------------  ---------------
Net loss per share                                       ($0.16)              ($0.18)         $0.47           ($0.47)
                                              ==================    =================   ============  ===============

Average number of common shares used in
  in computing basic income(loss) per
  per common share                                   10,363,991           10,392,173     10,413,519        10,485,781

Dilutive income (loss) per common share

Continuing operations                                    ($0.15)              ($0.12)         $0.40            ($0.43)

Discontinued operations                                  ($0.01)              ($0.06)         $0.04            ($0.04)
                                              ------------------    -----------------   ------------   ---------------
Net loss per share                                       ($0.16)              ($0.18)         $0.44            ($0.47)
                                              ==================    =================   ============   ===============
Average number of common shares used in
   in computing loss per common share                10,363,991           10,392,173     11,182,167        10,485,781


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

         The information required by this Item 10 is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         The following financial statements of the Issuer are filed as part of this report:

Independent Auditors' Report;
Consolidated Balance Sheets as of December 31, 2001;
Consolidated Statements of Operations for the Years Ended December 31, 2001 and
        2000;
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
        December 31, 2001 and 2000;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and
         2000; and
Notes to Consolidated Financial Statements

(a) (3)  Exhibits

 Exhibit No. Description                                                        Method of Filing

  3.1       Amended and Restated Certificate of Incorporation                   Incorporated by reference to Exhibit 3.2 to the
            of the Issuer, as amended  through June 22, 1999                    Form 10-Q for the quarter ended June 30, 1999
                                                                                (the "6/99 Form 10-Q")

 3.2        Bylaws of the Issuer amended through April 27, 1999                 Incorporated by reference to Exhibit 3.3
                                                                                to the 6/99 Form 10-Q

 4.1        Specimen Certificate for Common Stock of the Issuer                 Incorporated by reference to Exhibit 4.1
                                                                                to the Issuer's Registration Statement on Form S-18
                                                                                (File No. 33-43551-NY) (the "Form S-18")

 4.2        Certificate of Designations, Preferences and Other                  Incorporated by reference to Exhibit 10.1 to
            Rights and Qualifications of Series A Preferred Stock               the Form 8-K filed December 14, 1998 (the
                                                                                "12/14/98 Form 8-K")

 4.3        Stock Purchase Agreement dated as of November 30, 1998              Incorporated by reference to Exhibit 10.1 to
            between the Issuer and Great American Insurance Company             the 12/14/98 Form 8-K

 4.4        Stock Purchase Agreement dated as of November 30, 1998              Incorporated by reference to Exhibit 10.2 to
            between the Issuer and Great American Life Insurance Company        the 12/14/98 Form 8-K

 4.5        Agreement dated as of July 9, 2001 between Issuer and               Incorporated by reference to Exhibit 4.1
            The Kiplinger Washington Editors, Inc. ("Kiplinger")                to the Form 8-K filed July 19, 2001

10.1+       Indemnification Agreement dated as of August 19, 1991,              Incorporated by reference to Exhibit 10.2
            between the Issuer and Bruce L. Sokoloff                            to the Form S-18

10.2+       Indemnification Agreement dated as of August 19, 1991,              Incorporated by reference to Exhibit 10.3 to
            between the Issuer and Jonathan L. Steinberg                        the Form S-18

10.3+       Indemnification Agreement dated as of June 19, 1996,                Incorporated by reference to Exhibit 10.4
            between the Issuer and Peter M. Ziemba                              to the Form 10-K for the year ended December 31,
                                                                                1998 (the "1998 Form 10-K")

10.4+       Indemnification Agreement dated as of June 17, 1998,                Incorporated by reference to Exhibit 10.1 to
            between the Issuer and S. Christopher Meigher III                   the Form 10-Q for the quarter ended March 31, 1999

10.5+       Indemnification Agreement dated as of September 14, 1998,           Incorporated by reference to Exhibit 10.6 to
            between the Issuer and Gregory E. Barton                            the Form 10-Q for the quarter ended September 30,
                                                                                1998 (the "9/98 Form 10-Q")

10.6+       Indemnification Agreement dated as of December 15, 1999,            Incorporated by reference to Exhibit 10.2 to
            between the Issuer and E. Drake Mosier                              the Form 10-Q for the quarter ended March 31, 2000

10.7+       Agreement with Robert Schmidt dated May 25, 1998                    Incorporated by reference to Exhibit 10.1 to the
                                                                                Form 10-Q for the quarter ended June 30, 1998
                                                                                (the "6/98 Form 10-Q")

10.8+       Agrement with Scot Rosenblum dated June 20, 1998                    Incorporated by reference to Exhibit 10.2 to
                                                                                the 6/98 Form 10-Q

10.9+       Agreement with Michael J. Kaplan dated April 1, 1998                Incorporated by reference to Exhibit 10.1 to
                                                                                the Form 10-Q for the quarter ended March 31, 1998

10.10+      Indemnification Agreement dated as of September 14,                 Incorporated by reference to Exhibit 10.5 to
            1998 between the Issuer and Brette Popper                           the 9/98 Form 10-Q

10.11+      Indemnification Agreement dated as of October 8, 1998               Incorporated by reference to Exhibit 10.3 to
            between the Issuer and Henry G. Clark                               the 9/98 Form 10-Q

10.12+      Indemnification Agreement dated as of August 16, 1999               Incorporated by reference to Exhibit 10.5 to the
            between the Issuer and David H. Allen                               Form 10-Q for the quarter ended September 30, 1999

10.13+      Form of 1991 Stock Option Plan of the Issuer                        Incorporated by reference to Exhibit 10.13 to
                                                                                the Form S-18

10.14+      Form of 1993 Stock Option Plan of the Issuer                        Incorporated by reference to Exhibit 4.2 to
                                                                                the Issuer's Registration Statement on Form S-8
                                                                                (File No. 33-72266)

10.15+      Form of 1996 Performance Equity Plan of the Issuer                  Incorporated by reference to Exhibit 10.43 to
                                                                                the Form 10-KSB for the year ended December 31, 1995
                                                                                (THE "1995 Form 10-KSB")

10.16+      Form of 1996 Management Incentive Plan of the Issuer                Incorporated by reference to Exhibit 4.10 to
                                                                                the Issuer's Registration Statement on Form S-8
                                                                                (File No. 333-17697)

10.17+      Form of 2000 Performance Equity Plan of the Issuer                  Incorporated by reference to Appendix A
                                                                                to definitive Proxy Statement dated May 17, 2000

10.18+      Form of Stock Option Agreement dated as of May 9, 1997              Incorporated by reference to Exhibit 10.4 to
            between the Issuer and each of Jonathan Steinberg,                  the Form 10-QSB for the quarter ended June 30, 1997
            Robert Schmidt, Scot Rosenblum, and Michael Kaplan

10.19+      Agreement dated as of November 19, 1998 between                     Incorporated by reference to Exhibit 10.21 to
            Jonathan Steinberg and the Issuer                                   the 1998 Form 10-K


10.20+      Stock Option Agreement dated as of September 14, 1998               Incorporated by reference to Exhibit 10.4
            between the Issuer and Gregory E. Barton                            to the 9/98 Form 10-Q

10.21+      Employment Agreement dated as of July 21, 1998                      Incorporated by reference to Exhibit 10.3 to
            between the Issuer and Gregory E. Barton                            the 9/98 Form 10-Q

10.22+      Employment Agreement dated as of December 7, 2000                   Incorporated by reference to Exhibit 10.22 to
            between the Issuer and Howard B. Lorch                              the Form 10-K for the year ended December 31, 2000
                                                                                (the "2000 Form 10-K")

10.23+      Stock Option Agreement dated as of January 3, 2001                  Filed herewith
            between the Issuer and Jonathan L. Steinberg

10.24+      Stock Option Agreement dated as of January 3, 2001                  Filed herewith
            between the Issuer and Gregory E. Barton

10.25       Trademark License Agreement dated as of June 19, 1992               Incorporated by reference to Exhibit 10.25 to
            between the Issuer and the American Association of                  the Form 10-KSB for the year ended December 31,
            Individual Investors, Inc.                                          1992

10.26       Form of Partnership Agreement for WisdomTree                        Incorporated by reference to Exhibit 10.37 to the
            Associates, L.P.                                                    Form 10-KSB for the year ended  December 31, 1994
                                                                                (the "1994 Form 10-KSB")

10.27       WisdomTree Capital Advisors, LLC Agreement                          Incorporated by reference to Exhibit 10.38 to
            dated as of November 1, 1995                                        the 1994 Form 10-KSB

10.28       Agreement dated as of December 1, 1995 between                      Incorporated by reference to Exhibit 10.39 to
            WisdomTree Offshore L.T.D., WisdomTree Capital                      the 1994 Form 10-KSB
            Management, Inc. and WisdomTree Capital Advisors, LLC

10.29       Office sublease dated as of December 8, 1995                        Incorporated by reference to Exhibit 10.41 to
            between the Issuer and Porter Novelli, Inc.                         the 1995 Form 10-KSB



10.30       Office sublease dated as of January 1996                            Incorporated by reference to Exhibit 10.42 to
            between the Issuer and VCH Publishers, Inc.                         the 1995 Form 10-KSB

10.31       Lease dated as of November 30, 1998                                 Incorporated by reference to Exhibit 10.31 to
            between the Issuer and 125 Broad Unit C LLC                         the 1998 Form 10-K

10.32       Office Lease dated as of January 10, 1994                           Incorporated by reference to Exhibit 10.22 to the
            between the Issuer and 333 7th Ave. Realty Co.                      Form 10-KSB for the year ended December 31, 1993

10.33       Agreement of Sublease dated as of May 7, 2001                       Filed herewith
            between the Issuer and Professional Access Limited

10.34       Agreement of Sublease dated as of December 18, 2001                 Filed herewith
            between the Issuer and Fahnestock & Co. Inc.

10.35       Agreement dated as of June 2, 1999 between the                      Incorporated by reference to Exhibit 10.1 to
            Issuer, Kirlin Holding Corp. and VentureHighway.com Inc.            the Form 8-K filed June 16, 1999 (the "6/16/99
                                                                                Form 8-K")

10.36       Stockholder Agreement dated as of June 2, 1999                      Incorporated by reference to Exhibit 10.2 to
            between the Issuer, Kirlin Holding Corp.                            the 6/16/99 Form 8-K
            and VentureHighway.com Inc.

10.37       Securities Purchase Agreement dated as of June 2, 1999              Incorporated by reference to Exhibit 10.3 to
            between the Issuer and Kirlin Holding Corp                          the 6/16/99 Form 8-K

10.38       Form of Warrant dated as of December 16, 1998                       Incorporated by reference to Exhibit 10.1 to
                                                                                the 6/99 Form 10-Q

10.39       Letter dated as of April 28, 1999 between the Issuer,               Incorporated by reference to Exhibit 10.2 to
            Great American Life Insurance Company and Great                     the 6/99 Form 10-Q
            American Insurance Company

10.40       Stock Purchase Agreement dated as of September 29,                  Incorporated by reference to Exhibit 10.8 to the
            1999 between the Issuer and Telescan, Inc                           Issuer's Registration Statement on Form S-3
                                                                                dated October 29, 1999 (File No. 333-89933)
                                                                                (the "10/29/99 Form S-3")

10.41       Letter Agreement dated as of September 29, 1999                     Incorporated by reference to Exhibit 10.9 to
            between the Issuer and Telescan, Inc.                               the 10/29/99 Form S-3

10.42       Factoring Agreement dated as of August 1, 2000                      Incorporated by reference to Exhibit 10.1 to
            between SYSTRAN Financial Services Corporation                      the Form 10-Q for the quarter ended September 30,
            and the Issuer, as amended                                           2000 (the "9/00 Form 10-Q")

10.43       Asset Purchase Agreement dated as of September 28,                  Incorporated by reference to Exhibit 10.2 to
            2000 between the Issuer and 123Jump.com, Inc.                       the 9/00 Form 10-Q

10.44       Stock Purchase Agreement dated as of December                       Incorporated by reference to Exhibit 10.40 to
            15, 2000 between the Issuer and Wise Partners, L.P.                 the 2000 Form 10-K

10.45+      Indemnification Agreement between Issuer                            Incorporated by reference to Exhibit 10.1 to the
            and Howard B. Lorch dated January 1, 2001                           Form 10-QSB for the quarter ended March 31, 2001

10.46       Escrow Agreement dated as of July 9, 2001                           Incorporated by reference to Exhibit 4.1 to
            by and among Issuer, Kiplinger and Riggs National                   the Form 8-K filed July 19, 2001
            Bank of Washington, D.C.

10.47       Escrow Agreement dated as of July 11, 2001                          Incorporated by reference to Exhibit 4.1 to
            by and among Issuer, Kiplinger and First                            the Form 8-K filed July 19, 2001
            Union National Bank

10.48       Asset Purchase Agreement dated as of October 22,                    Filed herewith
            2001 between the Issuer and Telescan, Inc.

11          Computation of (Loss) Income Per Share                              Filed herewith

21          Subsidiaries of the Issuer                                          Filed herewith

23.1        Consent of Independent Auditors-Deloitte & Touche LLP               Filed herewith

99          Risk Factors                                                        Filed herewith

+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

(b)      Reports on Form 8-K

The Company filed a Form 8-K on January 11, 2002 with respect to the execution of an agreement of sublease dated December 18, 2001, which received written consent of the underlying landlord on January 11, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INDIVIDUAL INVESTOR GROUP, INC.
Date:  March 29, 2002

                                              By: /s/ Jonathan L. Steinberg
                                                  -------------------------
                                                  Jonathan L. Steinberg
                                                  Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


 Signature                      Title                                     Date

/s/ Jonathan L. Steinberg       Chief Executive Officer          March 29, 2002
-------------------------       and Director
Jonathan L. Steinberg


/s/ Gregory E. Barton           President,                       March 29, 2002
---------------------           Chief Financial Officer
Gregory E. Barton               (Principal Financial Officer)


/s/ Howard B. Lorch             Vice President,                   April 1, 2002
-------------------             Controller (Principal
Howard B. Lorch                 Accounting Officer)


/s/ S. Christopher Meigher III  Director                         March 29, 2002
------------------------------
S. Christopher Meigher III


_______________                 Director                         March __, 2002
E. Drake Mosier


/s/ Bruce L. Sokoloff           Director                         March 29, 2002
---------------------
Bruce L. Sokoloff


/s/ Peter M. Ziemba             Director                         March 29, 2002
-------------------
Peter M. Ziemba