Form 10KSB/A
period 2001-12-31
INDIVIDUAL INVESTOR GROUP INC
filed 2002-04-30
CIK 880631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  FORM 10-KSB/A


(Mark One)

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2001
                          --------------------

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------

Commission file number 1-10932
                       -------


                        INDIVIDUAL INVESTOR GROUP, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                        13-3487784
-------------------------------                     -------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


 125 Broad Street, 14th Floor New York, New York           10004
-------------------------------------------------        -------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number:   (212) 742-2277
                                ----------------


         The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as set forth in the pages attached hereto:

         Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Item 11:          Executive Compensation.

         Item 12:          Security Ownership of Certain Beneficial Owners and
                           Management.

         Item 13:          Certain Relationships and Related Transactions.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of April 29, 2002, the Company's directors and executive officers and their ages and positions are as follows:

          Name                  Age                Position

Jonathan L. Steinberg           37   Chairman of the Board and Chief
                                     Executive Officer

Gregory E. Barton               40   President, Chief Financial Officer,
                                     General Counsel and Secretary

Howard B. Lorch                 50   Vice President - Controller

S. Christopher Meigher III      55   Director

E. Drake Mosier                 34   Director

Bruce L. Sokoloff               53   Director

Peter M. Ziemba                 44   Director


         Jonathan L. Steinberg founded the Company and has served as Chairman of the Board of Directors and Chief Executive Officer since October 1988. From August 1986 to August 1988, Mr. Steinberg was employed as an analyst in the Mergers and Acquisitions Department of Bear, Stearns & Co. Inc., an investment banking firm. Mr. Steinberg is a nephew by marriage of Bruce L. Sokoloff, one of the Company's directors.

         Gregory E. Barton has been President since June 2001, Chief Financial Officer since October 2000, General Counsel since September 1998 and Secretary since June 1999. From October 2000 to June 2001, he was Vice President - Business Development, Finance and Legal Affairs; from November 1999 to October 2000 he was Vice President - Business Development and Legal Affairs; and from September 1998 to November 1999 was Vice President - Business and Legal Affairs. From May 1995 to August 1998, Mr. Barton was General Counsel of Alliance Semiconductor Corporation, a manufacturer of integrated circuits in Santa Clara, California, and from September 1996 to August 1998 Mr. Barton served as Vice President - Corporate and Legal Affairs of Alliance. Mr. Barton is a magna cum laude graduate of Harvard Law School and from 1986 to 1993, was an associate in the New York office of the law firm Gibson, Dunn & Crutcher.

         Howard B. Lorch, CPA, has been Vice President - Controller since January 2001 and served as an independent consultant to the Company from September 2000 to December 2000. From May 1998 until January 2001, Mr. Lorch was Senior Vice President of Omni Managed Health, Inc, a financial and benefits consulting firm. From March 1997 until May 1998, Mr. Lorch was Vice President and Chief Financial Officer of WellCare Management Group, Inc. a publicly held health maintenance organization. From January 1975 until February 1997, Mr. Lorch was employed by the accounting firm of Deloitte & Touche, LLP where he was a Partner since June 1986.

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

         E. Drake Mosier has served as a director of the Company since December 1999. In January 1995, Mr. Mosier founded 401k Forum, Inc., the predecessor to mPower, Inc., which provides online, institutional quality investment advice for non-high net worth retail investors. From August 1995 until November 1999, Mr. Mosier served as Chairman of the Board of Directors and Chief Executive Officer and since November 1999 has served as Vice Chairman of mPower, Inc. From November 1999 to July 2001, Mr. Mosier served as Chairman of the Board and Chief Executive Officer of mPower Europe, Ltd. Prior to founding mPower, Mr. Mosier worked at Salomon Smith Barney, Inc. designing and managing institutional 401(k) plans.

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

         Peter M. Ziemba has served as a director of the Company since June 1996. Mr. Ziemba is an attorney and has been a partner of the law firm Graubard Miller for more than five years and has been employed there since 1982. Graubard Miller is our outside general counsel.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during its fiscal year ended December 31, 2001, all its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements, except that Messrs. Meigher, Mosier, Sokoloff and Ziemba failed to timely file a Form 5 with respect to the May 2001 grant of options to non-employee directors.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for the three fiscal years ended December 31, 2001, for the Company's Chief Executive Officer and each other executive officer whose compensation exceeded $100,000 for the fiscal year ended December 31, 2001.

----------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
Name and Principal Position              Year       Annual Compensation               Long-Term Compensation
--------------------------------------- ------- ----------------------------- ----------------------------------------
                                                                                 Number of           All Other
                                                  Salary ($)     Bonus ($)       Options (#)       Compensation ($)
--------------------------------------- ------- --------------- ------------- ---------------- -----------------------

Jonathan L. Steinberg                   2001         230,000         -            420,000                -
Chief Executive Officer                 2000         230,000         -               -                   -
                                        1999         230,000         -               -                   -
--------------------------------------- ------- --------------- ------------- ---------------- -----------------------
Gregory E. Barton                       2001         200,000      62,500(1)       325,000                -
President, Chief Financial Officer,     2000         200,000      62,500(1)          -                   -
General Counsel and Secretary           1999         200,000         -             25,000                -
--------------------------------------- ------- --------------- ------------- ---------------- -----------------------
Howard B. Lorch                         2001         140,000      15,764           30,000                -
Vice President - Controller
--------------------------------------- ------- --------------- ------------- ---------------- -----------------------

(1) In 2000, Mr. Barton was awarded a bonus of $125,000 for services performed for the Company and as an incentive for continued employment. One-half of the bonus was paid in 2000 and one-half was earned and paid in April 2001.

Compensation Arrangements for Current Executive Officers

         Jonathan L. Steinberg does not have a written employment agreement and since 1997 he has received an annual base salary of $230,000. In April 2002, the Company's board of directors and Mr. Steinberg agreed that between April 16, 2002 and December 31, 2002, Mr. Steinberg would receive no cash salary and instead would be granted a ten-year option to purchase the Company's Common Stock at an exercise price of $0.05 per share (the fair market value of the Common Stock on the date of the grant), vesting in bimonthly installments, each installment of which would have a Black-Scholes value (calculated on the April 2002 grant date) equal to the amount of cash salary that Mr. Steinberg otherwise would have received. Pursuant to that agreement, in April 2002 Mr. Steinberg was granted such an option for an aggregate of approximately 3.6 million shares, vesting bimonthly between April 30, 2002 and December 31, 2002, in installments of between approximately 208,000-216,000 shares. If all options granted April 2002 were to vest, the average consideration per option the Company would have received (i.e., the amount of salary the Company would have saved) by granting the option would be slightly above $0.045. In the event that any such option is exercised, the average consideration per share the Company would have received thus would be slightly above $0.095 (the sum of the approximately $0.045 in saved salary, plus the $0.05 exercise price the Company would receive) - an amount that is more than 90% greater than the fair market value of the Common Stock on the date of grant.

         The Company employs Gregory E. Barton pursuant to a written employment agreement, which does not have a specific term of employment, and which provides for an annual base salary of $200,000.

         The Company employs Howard B. Lorch pursuant to a written employment agreement, which does not have a specific term of employment, and which provides for an annual base salary of $140,000. In connection with the commencement of his employment, on January 1, 2001, Mr. Lorch was granted ten-year options to purchase 30,000 shares of Common Stock exercisable at $0.4062 per share (the fair market value of the Common Stock on the date of the grant). The options vest as to 7,500 shares on January 1 in each of 2002, 2003, 2004 and 2005. In the event the Company terminates Mr. Lorch's employment without cause within six months of a change in control, any shares of the options granted that would have vested due to the passage of time had he remained employed for an additional twelve months from the date of termination become immediately vested.

Director Compensation

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for all reasonable costs incurred in attending meetings of the board of directors. Pursuant to the 1996 Plan (defined below), directors who are not employees of the Company receive automatic grants of stock options upon their election or appointment as a director and upon each re-election as a director. Each stock option is for 30,000 shares of Common Stock and vests at the rate of 10,000 shares of Common Stock per year after an equal period of service, and once vested, remain exercisable until the tenth anniversary of the date of grant unless the director ceases to be a director for reason other than death, in which case a shorter exercise period may apply. Each option is exercisable per share at the fair market value per share on the date of grant. Notwithstanding the foregoing, if the director eligible for an award of a stock option is re-elected as a director and has not yet served as a director of the Company for a term of three full years, the award of the stock option will be modified as follows: (A) the number of shares of Common Stock that may be acquired under the stock option will be reduced to (1) 20,000 shares of Common Stock if the director has served as a director more than two years, but less than three years, (2) 10,000 shares of Common Stock if the director has served as a director more than one year, but less than two years, and (3) if the director has served less than one year as a director, no stock option will be awarded; and (B) the stock option will be exercisable by the director as to 10,000 shares of Common Stock on each of the second and third anniversaries of his re-election or re-appointment as a director if the stock option represents the right to acquire 20,000 shares of Common Stock and the stock option will be exercisable by the director as to 10,000 shares of Common Stock on the third anniversary of his re-election or re-appointment as a director if the stock option represents the right to acquire 10,000 shares of Common Stock. In 1999, the shares of Common Stock reserved under the 1996 Plan were fully utilized and the Company continued this compensation structure outside of the 1996 Plan in connection with the appointment of E. Drake Mosier as a director.

         In May 2001, the board of directors approved a special, one time grant to the Company's non-employee directors. Options to purchase 30,000 shares, vesting in three equal installments of 10,000 shares on May 14 in 2001, 2002 and 2003 were granted to Messrs. Meigher, Mosier, Sokoloff and Ziemba. Additional options to purchase 10,000 shares vesting immediately were granted to Mr. Meigher. The exercise price of all of these options were equal to the fair market value per share on the date of grant.

Option Grants

         The following table sets forth the stock options granted in the last fiscal year to the Company's executive officers identified in the Summary Compensation Table above.

        ------------------------------------------------------------------------------------------------------------
                                            OPTIONS GRANTED IN LAST FISCAL YEAR
        ------------------------------------------------------------------------------------------------------------
                                              Number of       Percent of
                                          Total Securities     Options
                                             Underlying       Granted to
                                               Options       Employees in     Exercise Price        Expiration
        Name of Executive                  Granted  (#)     Fiscal Year (%)     Per Share ($)           Date
        -------------------------------- ------------------ ---------------- ------------------- -------------------

        Jonathan L. Steinberg                   420,000(1)       41.3              0.48125            01/02/06
        -------------------------------- ------------------ ---------------- ------------------- -------------------
        Gregory E. Barton                       325,000(1)       40.0              0.4375             01/02/11
        -------------------------------- ------------------ ---------------- ------------------- -------------------
        Howard B. Lorch                          30,000(1)        3.0              0.40602            12/31/10
        -------------------------------- ------------------ ---------------- ------------------- -------------------

(1) The options granted to Messrs. Steinberg and Barton become exercisable as to 25% of the underlying shares on January 3 in each of 2002, 2003, 2004 and 2005. The options granted to Mr. Lorch become exercisable as to 25% of the underlying shares on January 1 in each of 2002, 2003, 2004 and 2005.

         The following table sets forth the fiscal year end option values of outstanding options at December 31, 2001 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.

-------------------------------------------------------------------------------------------------------------------------
                                        AGGREGATED FISCAL YEAR END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------------
                              Number of Securities Underlying Unexercised     Dollar Value of Unexercised in-the-Money
Name                                  Options at Fiscal Year End                   Options at Fiscal Year End(1)
---------------------------- ---------------------------------------------- ---------------------------------------------
                             Exercisable (#)        Unexercisable (#)        Exercisable ($)       Unexercisable ($)
---------------------------- ----------------- ---------------------------- ------------------- -------------------------

Jonathan L. Steinberg             680,000                  420,000                   -                      -
---------------------------- ----------------- ---------------------------- ------------------- -------------------------
Gregory E. Barton                 125,000                  375,000                   -                      -
---------------------------- ----------------- ---------------------------- ------------------- -------------------------
Howard B. Lorch                      -                      30,000                   -                      -
---------------------------- ----------------- ---------------------------- ------------------- -------------------------

(1) These values are based on the difference between the closing sale price of the Common Stock on December 31, 2001 ($0.07) and the exercise prices of the options. None of the options were in-the-money at December 31, 2001.

Stock Option Plans

1991 Stock Option Plan

         In 1991, the Company adopted the 1991 Stock Option Plan ("1991 Plan") covering 200,000 shares of Common Stock pursuant to which the Company's officers, directors and key employees are eligible to receive incentive or non-qualified stock options. The 1991 Plan, which expired in October 2001 (and therefore no further options may be granted under this plan), is administered by our stock option committee pursuant to the powers delegated to it by the board of directors. To the extent permitted under the express provisions of the 1991 Plan, the stock option committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of options and administration of the 1991 Plan in order to attract and retain persons instrumental to our success.

1993 Stock Option Plan

         In 1993, the Company adopted the 1993 Stock Option Plan ("1993 Plan") covering 500,000 shares of Common Stock pursuant to which the Company's officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. The 1993 Plan will terminate at such time as no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until February 16, 2003. The 1993 Plan is administered by the stock option committee pursuant to the powers delegated to it by the board of directors. To the extent permitted under the provisions of the 1993 Plan, the stock option committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of purchase of awards and administration of the 1993 Plan in order to attract and retain persons instrumental to the Company's success.

1996 Performance Equity Plan

         In 1996, the Company adopted the 1996 Performance Equity Plan ("1996 Plan") covering 1,000,000 shares of Common Stock, which is similar to the 1993 Plan, except that incentive options may only be granted until March 18, 2006. The 1996 Plan is administered by the stock option committee pursuant to the powers delegated to it by the board of directors.

1996 Management Incentive Plan

         In 1996, the Company adopted the 1996 Management Incentive Plan covering 500,000 shares of Common Stock, pursuant to which the Company's executives or those of the Company's subsidiaries are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock related options and other stock based awards. The Management Incentive Plan will terminate at such time as no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until November 4, 2006. The board of directors administers the Management Incentive Plan.

2000 Performance Equity Plan

         In 2000, the Company adopted the 2000 Performance Equity Plan ("2000 Plan") covering 1,000,000 shares of Common Stock, which is similar to the 1993 and 1996 Plans, except that incentive options may only be granted until June 21, 2010. The 2000 Plan is administered by the stock option committee pursuant to the powers delegated to it by the board of directors.

2001 Performance Equity Plan

         In April 2001, the Company adopted the 2001 Performance Equity Plan ("2001 Plan"). The 2001 Plan covers 1,000,000 shares of Common Stock, and is similar to our 1993, 1996 and 2000 Plans, except that incentive options may not be granted since shareholder approval for the 2001 Plan will not be obtained within one year of its adoption. The 2001 Plan is administered by the stock option committee pursuant to the powers delegated to it by the board of directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of April 29, 2002, with respect to the Common Stock ownership of (i) those persons or groups known to beneficially own more than 5% of the Company's voting securities, (ii) each director and director-nominee of the Company, (iii) each current executive officer whose compensation exceeded $100,000 in the 2001 fiscal year, and (iv) all current directors and executive officers of the Company as a group.



                                     Amount and Nature of     Percent of Class
 Name of Beneficial Owner          Beneficial Ownership(1)  of Voting Securities
---------------------------------- ------------------------ --------------------

Jonathan L. Steinberg                 2,466,079(2)               25.9%

American Financial Group, Inc.          743,396(3)                8.6%

Reliance Insurance Company              666,666(4)                8.4%

Saul P. Steinberg                       621,424(5)                7.9%

Gregory E. Barton                       206,249(6)                2.6%

Bruce L. Sokoloff                        96,000(7)                1.2%

Peter M. Ziemba                          70,000(8)                 *

S. Christopher Meigher III               60,000(9)                 *

E. Drake Mosier                         40,000(10)                 *

Howard B. Lorch                         12,500(11)                 *

All directors and executive
   officers as a group (7 persons)   2,950,828(12)               29.6%
---------------------

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

(2) Includes 1,621,069 shares of Common Stock issuable upon options exercisable within the next 60 days. Does not include 2,768,222 shares of Common Stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days. The business address of Jonathan L. Steinberg is 125 Broad Street, 14th Floor, New York, New York 10004.

(3) Represents 7,880 shares of 10% Series A Preferred Stock that is convertible into 743,396 shares of the Company's Common Stock for which American Financial Group, Inc. shares investment power with Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner. The business address of American Financial Group, Inc. is One East Fourth Street, Cincinnati, Ohio 45202. Information is derived from a
         Schedule 13G filed with the Securities and Exchange Commission on February 6, 2002.

(4) Represents 666,666 shares of Common Stock owned by Reliance Insurance Company. According to an Amendment to Schedule 13D filed on March 28, 2000, Reliance Financial Services Corporation ("Reliance Financial") is the direct parent company of Reliance Insurance Company, and in turn is a wholly-owned subsidiary of Reliance Group Holdings, Inc. ("Reliance Group"), and Reliance Financial has sole voting and investment power over these shares. This Amendment states that the business address of Reliance Financial is 55 East 52nd Street, New York, New York 10055. However, the Company is aware that Reliance Insurance Company currently is in liquidation by an agency of the Commonwealth of Pennsylvania and it presumes that the liquidator has sole voting and investment power over the shares held by Reliance Insurance Company.

(5) Share information is derived from an Amendment to Schedule 13D filed with the Securities and Exchange Commission on March 28, 2000. The business address of Saul P. Steinberg is 200 East 62nd Street, New York, New York 10021.

(6) Represents 206,249 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 293,751 shares of Common Stock issuable upon exercise of options, which are not exercisable within the next 60 days.

(7) Includes 80,000 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 10,000 shares of Common Stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days.

(8) Represents 70,000 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 10,000 shares of Common Stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days.

(9) Represents 60,000 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 10,000 shares of Common Stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days.

(10) Represents 40,000 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days. Does not include 20,000 shares of Common Stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days.

(11) Represents 7,500 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days and 5,000 shares of restricted stock that shall vest within the next 60 days. Does not include 22,500 shares of Common Stock issuable upon exercise of options, which are not exercisable within the next 60 days.

(12) Includes 2,084,818 shares of Common Stock issuable upon the exercise of options exercisable within the next 60 days and 5,000 shares of restricted stock that shall vest within the next 60 days. Does not include 3,134,473 shares of Common Stock issuable upon exercise of options, which are not exercisable within the next 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                   SIGNATURES


                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INDIVIDUAL INVESTOR GROUP, INC.
                                          (Registrant)

Dated:   April 30, 2002
                                          By:  /s/ Jonathan Steinberg
                                             Name:   Jonathan Steinberg
                                             Title:  Chief Executive Officer