Form 10QSB
period 2002-03-31
INDIVIDUAL INVESTOR GROUP INC
filed 2002-05-09
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

         Commission file number 1-10932
                                -------


                         INDIVIDUAL INVESTOR GROUP, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                             13-3487784
---------------------------------                     ------------------
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
                                                              Yes   X    No
                                                                   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 3, 2002, issuer had outstanding 7,894,552 shares of Common Stock, $.01 par value per share.

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                                      INDEX



Part I Financial Information                                                Page
                                                                            ----

    Item 1. Financial Statements

      Consolidated Condensed Balance Sheet
      as of March 31, 2002 (Unaudited)                                       2

      Consolidated Condensed Statements of Operations (Unaudited)
      for the Three Months Ended March 31, 2002 and 2001                     3

      Consolidated Condensed Statements of Cash Flows (Unaudited)
      for the Three Months Ended March 31, 2002 and 2001                     5

      Notes to Consolidated Condensed Financial Statements (Unaudited)      5-9

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9-14

Part II Other Information

    Item 1. Legal Proceedings                                                15

    Item 6. Exhibits and Reports on Form 8-K                                 15

Signatures                                                                   16

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                 March 31,
                     ASSETS                                        2002
                                                             ------------------

Current assets:
     Cash and cash equivalents                                     $ 1,009,248
     Accounts receivable (net of allowances of $308,783)               141,565
     Prepaid expenses and other current assets                         119,692
                                                             ------------------
                Total current assets                                 1,270,505
                                                             ------------------

Property and equipment - net                                           169,845
Security deposits                                                      373,913
Other assets                                                           588,851
                                                             ------------------
                Total assets                                       $ 2,403,114
                                                             ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                              $   992,441
     Accrued expenses                                                  250,209
     Deferred consulting fees and non compete                          325,000
     Deferred advertising revenue                                      483,002
                                                             ------------------
                Total current liabilities                            2,050,652
                                                             ------------------

Deferred subscription revenue                                        1,299,957
                                                             ------------------
                Total liabilities                                    3,350,609
                                                             ------------------


Stockholders' Deficit:
     Preferred stock, $.01 par value, authorized 2,000,000
       shares, 7,880 issued and outstanding                                 79
     Common stock, $.01 par value; authorized 40,000,000
        shares, 7,894,552, issued and outstanding                       78,945
     Additional paid-in capital                                     33,410,579
     Warrants                                                          770,842
     Deferred compensation                                                (371)
     Accumulated deficit                                           (35,207,569)
                                                             ------------------
                Total stockholders' deficit                           (947,495)
                                                             ------------------

                Total liabilities and stockholders' deficit        $ 2,403,114
                                                             ==================


            See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                                           3 Months Ended March 31,
                                                                        2002                      2001
                                                                 -------------------       --------------------

Revenues:
      Print Publications                                                  $ 488,355                $ 2,622,660
                                                                 -------------------       --------------------
      Total revenues                                                        488,355                  2,622,660
                                                                 -------------------       --------------------

Operating expenses:
      Editorial, production and distribution                                 27,209                  1,772,361
      Promotion and selling                                                       -                  1,393,576
      General and administrative                                            365,143                    993,933
      Depreciation and amortization                                          20,097                    113,373
                                                                 -------------------       --------------------
      Total operating expenses                                              412,449                  4,273,243
                                                                 -------------------       --------------------

      Gain on sale of furniture and fixtures                                 70,713                          -

      Gain on disposition of investments (Note 2)                            84,926                          -
                                                                 -------------------       --------------------

      Operating income (loss) from continuing operations                    231,545                 (1,650,583)

      Investment and other income                                             4,837                     52,419

                                                                 -------------------       --------------------
      Net income (loss) from continuing operations                          236,382                 (1,598,164)
                                                                 -------------------       --------------------

Discontinued operations (Note 3)
      Gain (loss) from discontinued operations                               13,188                    (57,006)
                                                                 -------------------       --------------------

Net income (loss)                                                         $ 249,570               $ (1,655,170)
                                                                 ===================       ====================

Basic income (loss) per common share:
Continuing operations                                                         $0.03                     $(0.18)
Discontinued operations                                                           -                      (0.01)
                                                                 -------------------       --------------------
Net basic income (loss) per share                                             $0.03                     $(0.19)
                                                                 ===================       ====================

Average number of common shares used in computing
      basic income (loss) per common share                                7,927,485                  8,972,672

Dilutive income (loss) per common share:
Continuing operations                                                         $0.03                     $(0.18)
Discontinued operations                                                           -                      (0.01)
                                                                 -------------------       --------------------
Net dilutive income (loss) per share                                          $0.03                     $(0.19)
                                                                 ===================       ====================

Average number of common shares used in computing
      dilutive income (loss) per common share                             8,670,882                  8,972,672


            See Notes to Consolidated Condensed Financial Statements

                INDIVIDUAL INVESTOR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                                    3 Months Ended March 31,
                                                                 2002                      2001
                                                           ------------------        ------------------
Cash flows from operating activities:
Net Income (loss)                                                  $ 249,570              $ (1,655,170)
Reconciliation of net income (loss)  to net cash used in
operating activities:
     (Gain) loss from discontinued operations                        (13,188)                   57,006
      Gain on sale of furniture and fixtures                         (70,713)                        -
      Gain on diposition of investments                              (84,926)                        -
                                                           ------------------        ------------------
      Income (loss) from continuing operations                        80,743                (1,598,164)

      Depreciation and amortization                                   20,097                   113,372
      Stock option and warrant transactions                           (7,948)                 (119,325)
      Amortization of consulting fees and non compete               (225,000)                        -
      Changes in operating assets and liabilities:
        (Increase) decrease in:
           Accounts receivable                                       112,744                   376,406
           Prepaid expenses and other current assets                  34,542                   (68,424)
           Other assets                                              252,831                   148,612
           Security deposits                                          (1,367)
         Decrease in:
           Accounts payable and accrued expenses                    (215,049)                 (188,184)
           Deferred advertising revenue                              (59,652)                 (671,119)
           Deferred subscription revenue                            (367,592)                  171,677
                                                           ------------------        ------------------
Net cash used in operating activities                               (375,651)               (1,835,149)
                                                           ------------------        ------------------

Cash flows from investing activities:
Purchase of property and equipment                                   (40,549)                 (123,340)
Proceeds from sale of investments                                     84,926                         -
Net proceeds from sale of assets                                      70,713                         -
                                                           ------------------        ------------------
      Net cash provided (used) by investing activities               115,090                  (123,340)
                                                           ------------------        ------------------

Cash flows from financing activities:
Receivables financing                                                      -                  (257,034)
Preferred stock dividends                                            (39,400)                  (39,400)
                                                           ------------------        ------------------
      Net cash used by financing activities                          (39,400)                 (296,434)
                                                           ------------------        ------------------

Net cash provided (used) by discontinued operations                   17,765                   (18,221)
                                                           ------------------        ------------------

Net decrease in cash and cash equivalents                           (282,196)               (2,273,144)
Cash and cash equivalents, beginning of period                     1,291,444                 4,694,476
                                                           ------------------        ------------------

Cash and cash equivalents, end of period                         $ 1,009,248               $ 2,421,332
                                                           ==================        ==================




            See Notes to Consolidated Condensed Financial Statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated condensed financial statements include the accounts of Individual Investor Group, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2001 on Form 10-KSB.

                  In June 2001, the Financial Accounting Standards Board ("FASB") approved the final standards resulting from its business combinations project. The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," in July 2001. SFAS No. 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment, rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and No. 142 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No.144 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

2.       INVESTMENTS

                  On June 2, 1999, the Company, Kirlin Holding Corp ("Kirlin") and Venture Highway, Inc. (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 3,308,688 newly issued shares (adjusted to reflect subsequent stock splits) of common stock of VentureHighway, representing 19.9% of the then-outstanding shares of common stock (the other 80.1% of which immediately after the transaction were held by Kirlin). The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and web sites during the 30 months ended December 31, 2001. The investment was valued at the fair market value at the date of the transaction of approximately $2.6 million.

                   During the fourth quarter 2000, the Company became aware of an other than temporary decline in the value of its Venture Highway investment and adjusted the carrying value to estimated fair market value. Accordingly, the Company reduced the carrying value of its investments by approximately $2.6 million during the fourth quarter of the year-ended December 31, 2000.

                  During the quarter ended March 31, 2002 the Company received a partial distribution from Venture Highway of approximately $85,000. This amount has been recorded as a gain on disposition of investments. The Company has not accrued for any additional recoveries and will record such amount, if any, when received.

3.       DISCONTINUED OPERATIONS

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

                  The loss from discontinued operations consisted of the following components:

                                                  Three Months Ended March 31,
                                                     2002             2001
                                                     ----             ----
         Revenues and other income                   $      -         $ 609,723
         Gain (loss) from discontinued operations      13,188           (57,006)

                  Net current liabilities at March 31 2001 related to discontinued operations are approximately $331,000.

4.       STOCK OPTIONS

                  During the three months ended March 31, 2002, the Company did not grant any options to purchase the Company's Common Stock pursuant to the Company's stock option plans; no options were exercised; 59,000 options were canceled; and 20,750 options expired.

                  In May 2001, the Stock Option Committee, pursuant to the Company's 2000 Performance Equity Plan, awarded 223,000 shares ("Restricted Shares") of authorized but unissued Common Stock in the aggregate to certain employees subject to the terms of a restricted stock agreement. 194,000 of these shares were cancelled during 2001 and an additional 19,000 were cancelled in March 2002 upon the termination of employment of the respective employees.

5.       INCOME (LOSS) PER COMMON SHARE

                  Basic net income (loss) per common share for the three months ended March 31, 2002 and 2001, respectively, is computed by dividing the net income (loss), after deducting accrued dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted net income (loss) per common share for the three months ended March 31, 2002 and 2001, respectively, is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common equivalent shares during the applicable period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of diluted loss per common share, as the effect would have been antidilutive. The exercise of stock options and warrants were not assumed in the computation of diluted income per common share because the respective exercise prices of such securities were in excess of the value of the Common Stock during the applicable period.

                  The computation of net income (loss) applicable to common shareholders is as follows:

                                                Three Months Ended March 31,
                                                 2002                 2001
                                                 ----                 ----
         Net income (loss)                     $ 249,570           $ (1,655,170)
         Preferred stock dividends               (39,400)               (39,400)
                                               ---------           ------------
         Net income (loss) applicable to
            common Shareholders                $ 210,170           $ (1,694,570)
                                               =========           ============

                  Fully diluted net income (loss) applicable to common shareholders is $249,750 and ($1,655,170) for the periods ended March 31,2002 and 2001, respectively.

6.       SEGMENT INFORMATION

                  The Company's business segments were focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. The Company's Print Publications segment continues to publish Individual Investor's Special Situations Report, a financial investment newsletter, and until July 2001 published and marketed Individual Investor, a personal finance and investment magazine. In addition, between approximately October 1996 and September 2000, the Company's Print Publications segment also included Ticker, a magazine for investment professionals. The Company's Online Services segment was discontinued subsequent to the sale in November 2001 of certain assets related to individualinvestor.com. The financial statements for the three months ended March 31, 2001 have been restated to show the results of Online Services as a discontinued operation. The restated financials have been prepared consistent with the way such data is utilized by Company management in evaluating operating results. As a result of the discontinuance of the Company's Online Services segment, the Company now operates with one segment, Print Publications.

7.        COMMITMENTS AND CONTINGENCIES

                   The Company leases office space in New York City under an operating lease that expires on March 31, 2004. The Company also subleases its former office space in New York City under an operating lease that expires March 1, 2005. In May 2001, the Company commenced a sublease of a portion of its headquarters office space to an unrelated third party and in January 2002, the Company commenced a sublease of another portion of it headquarters office space to a different unrelated third party. The Company retains approximately 11% of its headquarters office space. The Company subleases its former office space to an unrelated third party. All of the above leases and subleases provide for yearly escalation of lease payments as well as real estate tax increases. The Company incurred additional leasehold expenses of approximately $41,000 in connection with the January 2002 sublease.

                  The Company has an outstanding letter of credit totaling $332,500 related to the security deposit for the Company's New York City corporate office space. The Company has received letters of credit from its sublease tenants in the aggregate amount of approximately $145,000.

8.       MAGAZINE SALE

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

         -- agreed, until July 9, 2006, not to use the name "Individual Investor" for print periodical publishing or list rental purposes, except in connection with the Company's Individual Investor's Special Situations Report newsletter ("SSR"); and

         -- agreed to provide certain consulting services to Kiplinger until July 9, 2002.

                  In return, Kiplinger:

         -- agreed to provide II subscribers with KPFM, at no additional cost to II subscribers, for the number of issues of II that such subscribers have paid for but have not been served, representing approximately $2.6 million of deferred subscription liability of the Company; and

         -- paid the Company $3.5 million in cash, a portion of which was placed in escrow to secure certain obligations. All escrow balances less approximately $30,000 were returned to the Company by the end of January 2002.

                  In connection with this transaction, the Company reduced its employee headcount by approximately 90% in order to focus on its stock index licensing operations.

                  Print Publications revenues for the period ended March 31, 2002 represents income earned from the publication of SSR and non-cash income earned with respect to the amortization of the deferred subscription and deferred advertising liability and the consulting agreement.

9.       SUBSEQUENT EVENT

                  In April 2002, the Company's board of directors and its chief executive officer, Jonathan Steinberg, agreed that between April 16, 2002 and December 31, 2002, Mr. Steinberg would receive no cash salary and instead would be granted a ten-year option to purchase the Company's Common Stock at an exercise price of $0.05 per share (the fair market value of the Common Stock on the date of the grant), vesting in bimonthly installments, each installment of which would have a Black-Scholes value (calculated on the April 2002 grant date) equal to the amount of cash salary that Mr. Steinberg otherwise would have received. Pursuant to that agreement, in April 2002, Mr. Steinberg was granted such an option for an aggregate of approximately 3.6 million shares, vesting bimonthly between April 30, 2002 and December 31, 2002, in installments of between approximately 208,000-216,000 shares. If all options granted April 2002 were to vest, the average consideration per share the Company would have received (i.e., the amount of salary our Company would have saved) by granting the option would be slightly above $0.045. In the event that any such option is exercised, the average consideration per share the Company would have received thus would be slightly above $0.095 (the sum of the approximately $0.045 in saved salary, plus the $0.05 exercise price the Company would receive)
         - an amount that more than 90% greater than the fair market value of the Common Stock on the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Important Notice Concerning "Forward-looking Statements" in this Report

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three months ended March 31, 2002 and March 31, 2001, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after March 31, 2002. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after March 31, 2002, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, gross margins, royalties, marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

         2. Actual Results May Be Different than Projections. Due to a variety of risks and uncertainties, however, actual results may be materially different from the results projected in the forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of
Part I hereof, in Exhibit 99 hereof and elsewhere in this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.

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

Three Months Ended March 31, 2002 as Compared to the Three Months Ended March 31, 2001

         In November 2001, the Company assigned to Telescan, Inc., certain of the Company's internet assets, including the domain name www.individualinvestor.com, in exchange for the 1,063,531 shares of the Company's Common Stock owned by Telescan and the Company subsequently discontinued its Online Services operations. The operating results relating to Online Services operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations as discontinued operations. Consequently, the financial statements for the three months ended March 31, 2001 have been restated to conform to the March 31, 2002 financial presentation whereby there is only one segment in continuing operations, the Print Publications segment.

         Net Income (Loss) from Continuing Operations

         During the three month period ended March 31, 2001, the Company's Print Publications operations published and marketed Individual Investor magazine, a personal finance and investment magazine, and Individual Investor's Special Situations Report, a financial investment newsletter. On July 9, 2001, the Company completed the transactions (the "Magazine Sale") contemplated by an agreement with The Kiplinger Washington Editors, Inc., the publisher of Kiplinger's Personal Finance Magazine and discontinued publishing Individual Investor magazine (see Note 9).

         The Company's net income from continuing operations for the three months ended March 31, 2002 was approximately $0.2 million, an improvement of approximately $1.8 million as compared to a net loss from continuing operations of approximately $1.6 million for the three months ended March 31, 2001. The improvement from the prior year is primarily due to the Magazine Sale, the sale of other assets and the recovery of impaired investment losses. No income taxes were provided in 2002 or 2001 due to the net loss. The basic and dilutive income
(loss) per weighted average common share from continuing operations for the three months ended March 31, 2002 was approximately $0.03 and $0.03, respectively, as compared to approximately $(0.18) and $(0.18), respectively, for the three months ended March 31, 2001. There were approximately 2.1 million fewer common shares outstanding at the end of March 31, 2002 as compared to March 31, 2001.

         Operating Income (Loss) from Continuing Operations

         The Company recorded an operating gain from continuing operations for the three months ended March 31, 2002 of approximately $0.2 million, an improvement of approximately $1.9 million as compared to an operating loss from continuing operations of approximately $1.7 million for the three months ended March 31, 2001. The improvement from the prior year is primarily due to the Magazine Sale, the sale of other assets and the recovery of impaired investment losses.

         Revenues

         Revenues for the three months ended March 31, 2002 of $0.5 million represents approximately $0.2 million of non-cash deferred consulting revenues and approximately $0.2 million of non-cash deferred subscription revenues relating to the Magazine Sale. Most of the remaining amount of approximately $0.1 million is composed of non-cash deferred advertising revenue. The decline in Print Publication revenues of approximately $2.1 million is primarily attributable to the Magazine Sale.

          Operating Expenses

         Operating expenses for the three months ended March 31, 2002 decreased approximately 90%, to approximately $0.4 million as compared to approximately $4.3 million for the three months ended March 31, 2001. The decline is attributable primarily to the reduction of expenses following the Magazine Sale.

         Editorial, production and distribution expenses for the three months ended March 31, 2002 decreased approximately 98% to approximately $27,000 as compared to approximately $1.8 million for the three months ended March 31, 2001. Editorial, production and distribution expenses for the three months ended March 31, 2001 include expenses (primarily employee salaries) and obligations incurred prior to the Magazine Sale in July 2001. The decline in editorial, production and distribution expenses for the quarter ended March 31, 2002 is attributable primarily to the reduction of expenses following the Magazine Sale.

         There were no promotion and selling expenses for the three months ended March 31, 2002 as compared to approximately $1.4 million and for the three months ended March 31, 2001. The decline is attributable primarily to the reduction of expenses following the Magazine Sale.

         General and administrative expenses for the three months ended March 31, 2002 decreased approximately 62% to approximately $0.4 million as compared to approximately $1.0 million for the three months ended March 31, 2001. The decline is primarily attributable to a reduction in headcount primarily due to the Magazine Sale.

         Depreciation and amortization expense for the three months ended March 31, 2002 decreased approximately 82% to approximately $20,000 as compared to approximately $113,000 for the three months ended March 31, 2001. The decrease is primarily due to the disposal of assets related to the Magazine Sale and the disposition of furniture and fixtures and computer equipment upon the execution of the subleases.

         Gain on Sale of Furniture and Fixtures

         Gain on sale of assets for the three months ended March 31, 2002 of approximately $0.1 million represents proceeds received from the sale of furniture and fixtures and computer equipment. There were no comparable gains for the three months ended March 31, 2001.

         Gain on Disposition of Investments

         Gain on disposition of investments for the three months ended March 31, 2002 of approximately $0.1 million represents proceeds from distributions received as a result of an investment that had previously been written off. There were no comparable gains for the three months ended March 31, 2001.

         Investment and Other Income

         Investment and other income for the three months ended March 31, 2002 decreased to approximately $5,000 as compared to approximately $52,000 for the three months ended March 31, 2001. The decreased income for the three months ended March 31, 2002 is due to decreased cash balances and lower interest rates on deposits.

         Net Income (Loss)

         The Company recorded net income for the three months ended March 31, 2002 of approximately $0.2 million compared to net loss of approximately $1.7 million for the three months ended March 31, 2001. No income taxes were provided in 2002 due to net operating loss carryovers nor in 2001 due to the net loss. The basic and dilutive net income (loss) per weighted average common share for the three months ended March 31, 2002 was approximately $0.03 and $0.03, respectively, as compared to approximately $(0.19) and $(0.19), respectively, for the three months ended March 31, 2001.

         Liquidity and Capital Resources

         As of March 31, 2002, the Company had cash and cash equivalents totaling approximately $1.0 million and negative working capital of approximately $0.8 million. During the three months ended March 31, 2002, the Company received cash proceeds, net of cash expenses, of approximately $115,000 from the sale and purchase of investments and furniture and fixtures. Net cash used in operating activities during the three months ended March 31, 2002 was approximately $376,000. Cash used in financing activities was approximately $39,000 and cash provided by discontinued operations was approximately $18,000. The Company's cash and cash equivalents balance of approximately $1.0 million at March 31, 2002 represented a decrease of approximately $0.3 million from the December 31, 2001 balance.

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

         The Company believes that its working capital and the amount it is entitled to receive from its sublessees will be sufficient to fund its operations and capital requirements through 2002. The Company's sublessees have been current on their rental payments to the Company and the Company does not currently have any reason to believe that any sublessee would fail to make the rental payments owed to the Company. In the event that the Company's sublessees failed to make the rental payments owed to the Company, the Company would need to obtain additional capital in order to sustain operations. There can be no assurance, however, that the Company would be able to obtain additional capital, nor can there can be assurance as to the terms upon which the Company might be able to obtain additional capital. Obtaining any additional capital could result in a substantial dilution of an investor's equity investment in the Company.

         Recent Accounting Pronouncements

         In June 2001, the FASB approved the final standards resulting from its business combinations project. The FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," in July 2001. SFAS No. 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment, rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and No. 142 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No.144 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

          3.2           By-laws of Issuer amended through April 27, 1999    Incorporated by reference to Exhibit 3.3 to the
                                                                            Form 10-Q for the quarter ended June 30, 1999

          10.1          Agreement of Sublease dated as of December 18,      Incorporated by reference to Exhibit 10.34 to
                        2001 between Issuer and Fahnestock & Co. Inc.       the Form 10-KSB for the year ended December 31,
                                                                            2001

          99            Certain Risk Factors                                Filed herewith



(b) Reports on Form 8-K

         The Company filed a report on Form 8-K on January 11, 2002 with respect to the execution of an agreement of sublease dated December 18, 2001, which received the written consent of the underlying landlord on January 11, 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 9, 2002

                                  INDIVIDUAL INVESTOR GROUP, INC. (Issuer)


                                  By:     /s/ Jonathan L. Steinberg
                                          -------------------------
                                          Jonathan L. Steinberg,
                                          Chief Executive Officer and Director

                                  By:     /s/ Gregory E. Barton
                                          -------------------------
                                          Gregory E. Barton,
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)

                                  By:     /s/ Howard B. Lorch
                                          -------------------------
                                          Howard B. Lorch,
                                          Vice President, Controller
                                          (Principal Accounting Officer)