Form 10QSB
period 2002-06-30
INDEX DEVELOPMENT PARTNERS INC
filed 2002-08-14
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

         Commission file number 1-10932
                                -------


                        INDEX DEVELOPMENT PARTNERS, INC.
                        --------------------------------
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

                                 (212) 742-2277
                           --------------------------
                           (Issuer's telephone number)

                         Individual Investor Group, Inc.
                    ----------------------------------------
                    Former Name if Changed Since Last Report

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 12, 2002, issuer had outstanding 7,894,552 shares of Common Stock, $.01 par value per share.

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

                                      INDEX



  Part I Financial Information                                             Page
                                                                           ----

      Item 1. Financial Statements

        Consolidated Condensed Balance Sheet
        as of June 30, 2002 (Unaudited)                                     3

        Consolidated Condensed Statements of Operations (Unaudited)
        for the Three and Six Months Ended June 30, 2002 and 2001           4

        Consolidated Condensed Statements of Cash Flows (Unaudited)
        for the Three and Six Months Ended June 30, 2002 and 2001           5

        Notes to Consolidated Condensed Financial Statements (Unaudited)    6-11

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    12-17

  Part II Other Information

      Item 1. Legal Proceedings                                            18

      Item 2. Changes in Securities                                        18

      Item 4. Submission of Matters to a Vote of Security Holders          18

      Item 6. Exhibits and Reports on Form 8-K                             19

  Signatures                                                               20

 Certification Pursuant to 18 U.S.C. Section 1350                          21

                        INDEX DEVELOPMENT PARTNERS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  June 30,
                      ASSETS                                        2002
                                                                 (Unaudited)
                                                               ----------------
Current assets:
     Cash and cash equivalents                                 $       744,051
     Accounts receivable (net of allowances of $9,386)                  51,688
     Prepaid expenses and other current assets                         215,105
                                                               ----------------
                      Total current assets                           1,010,844
                                                               ----------------

Property and equipment - net                                           137,076
Security deposits                                                      283,797
Other assets                                                           460,729
                                                               ----------------
                      Total assets                             $     1,892,446
                                                               ================

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                          $       901,803
     Accrued expenses                                                  112,140
     Deferred non-compete revenue                                       25,000
     Deferred advertising revenue                                      423,350
                                                               ----------------
                      Total current liabilities                      1,462,293
                                                               ----------------

Deferred subscription revenue                                          958,145
Deferred non-compete revenue                                            75,000
                                                               ----------------
                      Total liabilities                              2,495,438
                                                               ----------------


Stockholders' Equity:
     Preferred stock, $.01 par value, authorized
        2,000,000 shares, 7,880 issued and outstanding                      79
     Common stock, $.01 par value; authorized 40,000,000
        shares, 7,894,552, issued and outstanding                       78,945
     Additional paid-in capital                                     33,410,579
     Warrants                                                          770,842
     Accumulated deficit                                           (34,863,437)
                                                               ----------------
                      Total stockholders' deficit                     (602,992)
                                                               ----------------

                      Total liabilities and stockholders'
                      deficit                                  $     1,892,446
                                                               ================


See Notes to Consolidated Condensed Financial Statements

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          3 Months Ended June 30,                6 Months Ended June 30,
                                                         2002                2001                2002                2001
                                                    ----------------    ----------------   -----------------   -----------------

Operating expenses:
      General and administrative                    $        84,113     $       652,851    $        459,261   $        1,646,785
      Depreciation and amortization                          32,767             146,100              57,435              259,473
                                                    ----------------    ----------------   -----------------   -----------------
      Total operating expenses                              116,880             798,951             516,696            1,906,258
                                                    ----------------    ----------------   -----------------   -----------------

      Gain on sale of furniture and fixtures                      -                   -              70,871                   -

      Gain on disposition of investments                          -                   -              84,926                   -
                                                    ----------------    ----------------   -----------------   -----------------

      Operating loss from continuing operations            (116,880)           (798,951)           (360,899)         (1,906,258)

      Investment and other income (Note 2)                    3,366              15,855               8,894              68,274

                                                    ----------------    ----------------   -----------------   -----------------
      Net loss from continuing operations                  (113,514)           (783,096)           (352,005)         (1,837,984)
                                                    ----------------    ----------------   -----------------   -----------------

Discontinued operations (Note 3)
                                                    ----------------    ----------------   -----------------   -----------------
      Gain (loss) from discontinued operations              497,045          (1,554,512)            985,106          (2,154,794)
                                                    ----------------    ----------------   -----------------   -----------------


Net income (loss)                                   $       383,531     $    (2,337,608)   $        633,101    $     (3,992,778)
                                                    ================    ================   =================   =================


Basic income (loss) per common share:
Continuing operations                                        ($0.02)             ($0.09)             ($0.05)             ($0.21)
Discontinued operations                                       $0.06              ($0.17)              $0.12              ($0.24)
                                                    ----------------    ----------------   -----------------   -----------------
Net basic income (loss) per share                             $0.04              ($0.26)              $0.07              ($0.45)
                                                    ================    ================   =================   =================

Average number of common shares used in computing
      basic and dilutive loss per common share            7,894,552           9,093,775           7,901,480           9,032,697

Dilutive income (loss) per common share:
Continuing operations                                        ($0.02)             ($0.09)             ($0.05)             ($0.21)
Discontinued operations                                       $0.06              ($0.17)              $0.12              ($0.24)
                                                    ----------------    ----------------   -----------------   -----------------
Net dilutive income (loss) per share                          $0.04              ($0.26)              $0.07              ($0.45)
                                                    ================    ================   =================   =================

Average number of common shares used in computing
      basic and dilutive loss per common share            8,637,948           9,093,775           8,644,876           9,032,697


See Notes to Consolidated Condensed Financial Statements

                        INDEX DEVELOPMENT PARTNERS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                          6 Months Ended June 30,
                                                                      2002                        2001
                                                               --------------------        --------------------

Cash flows from operating activities:
Net income (loss)                                             $            633,101        $         (3,992,778)
Reconciliation of net income (loss)  to net cash used in
operating activities:
       (Gain) loss from discontinued operations                           (985,106)                  2,154,794
       Gain on sale of assets                                              (70,871)                          -
       Gain on diposition of investments                                   (84,926)                          -
                                                               --------------------        --------------------
       Loss from continuing operations                                    (507,802)                 (1,837,984)

       Depreciation and amortization                                        57,435                     259,473
       Stock option and warrant transactions                                (7,574)                    (47,213)

       Changes in operating assets and liabilities:
         (Increase) decrease in:
            Prepaid expenses and other current assets                      (60,871)                     86,206
            Security deposits                                               88,749                       1,114
        Increase (decrease) in:
            Accounts payable and accrued expenses                         (157,074)                     71,467
                                                               --------------------        --------------------
       Net cash used in operating activities                              (587,137)                 (1,466,937)
                                                               --------------------        --------------------

Cash flows from investing activities:
Purchase of property and equipment                                         (40,543)                   (549,943)
Proceeds from sale of investments                                           84,926                           -
Net proceeds from sale of assets                                            70,871                           -
                                                               --------------------        --------------------
       Net cash provided by (used in) investing activities                 115,254                    (549,943)
                                                               --------------------        --------------------

Cash flows from financing activities:
Receivables financing                                                            -                    (292,729)
Preferred stock dividends                                                  (78,800)                    (78,800)
                                                               --------------------        --------------------
       Net cash used in financing activities                               (78,800)                   (371,529)
                                                               --------------------        --------------------

Net cash provided by (used in) discontinued operations                       3,290                  (1,820,821)
                                                               --------------------        --------------------

Net decrease in cash and cash equivalents                                 (547,393)                 (4,209,230)
Cash and cash equivalents, beginning of period                           1,291,444                   4,694,476
                                                               --------------------        --------------------

Cash and cash equivalents, end of period                       $           744,051         $           485,246
                                                               ====================        ====================




See Notes to Consolidated Condensed Financial Statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

                  The consolidated condensed financial statements include the accounts of Index Development Partners, Inc. and its subsidiaries (collectively, the "Company") (see Note 2). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2001 on Form 10-KSB.

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

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and establishes accounting and reporting standards for impairment of long-lived assets and long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 was used to account for the discontinuance of our Print Publications operations. (See Note 4.)

                  In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position or cashflows of the Company.

                  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which changes the rules for how companies must account for costs associated with exit or disposal activities. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS 146 will not have a material impact on the financial position, results of operations, or cash flows of the Company.


2.       NAME CHANGE

                  In April 2002, the Board of Directors authorized an amendment to the Company's certificate of incorporation to change the Company's name to "Index Development Partners, Inc.," subject to stockholder approval at the Company's annual meeting held on June 18, 2002. At the annual meeting, the Company's stockholders approved the name change, which became effective that day. Effective June 26, 2002, the Company's common stock began trading on the OTC Bulletin Board under the symbol "IXDP."

                  In May 1993, the Company had changed its name to "Individual Investor Group, Inc.," to align its corporate name with the name of its flagship business, publication of the monthly magazine Individual Investor. Beginning in the third quarter of 2000, the Company sold its major media properties, including Individual Investor magazine and individualinvestor.com, and currently the Company's sole focus is on the development and licensing of proprietary stock indexes, including the America's Fastest Growing Companies(SM) family of stock indexes. The Company therefore believed it was appropriate to change its name to Index Development Partners, Inc., to align its corporate name with its current mission.

3.       INVESTMENTS

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

                  During the quarter ended March 31, 2002 the Company received a partial distribution from Venture Highway of approximately $85,000. This amount has been recorded as a gain on disposition of investments. The Company has not accrued for any additional recoveries and will record such amounts, if any, when received.

4.       DISCONTINUED OPERATIONS

                  In May 2002, the Company transferred the assets of its remaining print publication Individual Investor's Special Situations Report newsletter, to an unrelated third party, who assumed the deferred subscription liability of the newsletter (see Note 10). As a result of the transaction, the Company discontinued its Print Publications operations. The operating results relating to Print Publications operations have been segregated from continuing operations and reported within a separate line item on the consolidated condensed statements of operations as discontinued operations.

                  In November 2001, the Company assigned to Telescan, Inc., certain of the Company's internet assets, including the domain name www.individualinvestor.com, in exchange for the 1,063,531 shares of the Company's Common Stock owned by Telescan and the Company subsequently discontinued its Online Services operations. The operating results relating to Online Services operations have been segregated from continuing operations and reported within a separate line item on the consolidated condensed statements of operations as discontinued operations.

                  The loss from discontinued operations consisted of the following components:


         PRINT PUBLICATIONS                             Three Months Ended June 30,         Six Months Ended June 30,
                                                        ---------------------------         -------------------------
                                                             2002           2001              2002             2001
                                                             ----           ----              ----             ----
            Revenues and other income                      $528,568       $1,562,638      $1,016,923        $4,185,298
            Gain (loss) discontinued operations            $497,045      ($1,243,965)      $ 967,347       ($1,784,841)

         ONLINE SERVICES                                Three Months Ended June 30,         Six Months Ended June 30,
                                                       ---------------------------          -------------------------
                                                             2002           2001              2002              2001
                                                             ----           ----              ----              ----
            Revenues and other income                             -         $240,510               -          $850,233
            Gain (loss) discontinued operations                   -        ($310,547)        $17,759         ($369,953)

                  Net current assets at June 30, 2002 related to the Print Publications discontinued operations are approximately $35,000. Other assets at June 30, 2002 related to the Print Publications discontinued operations are approximately $430,000. There are no assets at June 30, 20002 related to the Online Services discontinued operations. Net current liabilities at June 30, 2002 related to the Print Publications and Online Services discontinued operations are approximately $775,000 and $331,000, respectively. All long-term liabilities are related to the discontinued Print Publications segment.

5.       STOCK OPTIONS

                  In April 2002, the Company's board of directors and its chief executive officer, Jonathan Steinberg, agreed that between April 16, 2002 and December 31, 2002, Mr. Steinberg would receive no cash salary and instead would be granted a ten-year option to purchase the Company's Common Stock at an exercise price of $0.05 per share (the fair market value of the Common Stock on the date of the grant), vesting in bimonthly installments, each installment of which would have a Black-Scholes value (calculated on the April 2002 grant date) equal to the amount of cash salary that Mr. Steinberg otherwise would have received. Pursuant to that agreement, in April 2002, Mr. Steinberg was granted such an option for an aggregate of approximately 3.6 million shares, vesting bimonthly between April 30, 2002 and December 31, 2002, in installments of between approximately 208,000-216,000 shares. If all options granted April 2002 were to vest, the average consideration per share the Company would have received (i.e., the amount of salary the Company would have saved) by granting the option would be slightly above $0.045 per share. In the event that any such option is exercised, the average consideration per share the Company would have received thus would be slightly above $0.095 (the sum of the approximately $0.045 in saved salary, plus the $0.05 exercise price the Company would receive) - an amount that is more than 90% greater than the fair market value of the Common Stock on the date of the grant. Together with a similar grant to another employee in lieu of foregoing a portion of his salary, the total number of options granted to employees during the three and six months ended June 30, 2002 is 3,713,985 options.

                  During the three and six months ended June 30, 2002, no options were exercised; 14,417 and 54,667 options, respectively, were canceled; and 4,250 and 25,000 options, respectively, expired.

                  In May 2001, the Stock Option Committee, pursuant to the Company's 2000 Performance Equity Plan, awarded 223,000 shares ("Restricted Shares") of authorized but unissued Common Stock in the aggregate to certain employees subject to the terms of a restricted stock agreement. 194,000 of these shares were cancelled during 2001 and an additional 19,000 were cancelled in March 2002 upon the termination of employment of the respective employees. The restriction period on the remaining 10,000 shares expired in May 2002.

6.       INCOME (LOSS) PER COMMON SHARE

                  Basic net income (loss) per common share for the three and six months ended June 30, 2002 and 2001, respectively, is computed by dividing the net income (loss), after deducting accrued dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted net income (loss) per common share for the three and six months ended June 30, 2002 and 2001, respectively, is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common equivalent shares during the applicable period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of diluted loss per common share, as the effect would have been antidilutive. The exercise of stock options and warrants were not assumed in the computation of diluted income per common share because the respective exercise prices of such securities were in excess of the value of the Common Stock during the applicable period.

                  The computation of net income (loss) applicable to common shareholders is as follows:


                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                     ---------------------------           -------------------------
                                                     2002                   2001           2002                 2001
                                                     ----                   ----           ----                 ----

              Net income (loss)                      $383,531              ($2,337,608)   $ 633,101             ($3,992,778)
              Preferred stock dividends               (39,400)                 (39,400)     (78,800)                (78,800)

              Net income (loss) applicable to        ----------            ------------   ----------            -----------
                 common shareholders                 $344,131              ($2,377,008)   $ 554,301             ($4,071,578)
                                                     ==========            ============   ==========            ===========

                  Fully diluted net income (loss) applicable to common shareholders is $383,531 and ($2,337,608) for the three month periods ended June 30, 2002 and 2001, respectively, and $633,101 and ($3,992,778) for the six month periods ended June 30, 2002 and 2001, respectively.

7.       SEGMENT INFORMATION

                  The Company's business segments previously were focused on providing research and analysis of investment information to individuals and investment professionals through two operating segments: Print Publications and Online Services. The Company's Print Publications segment was discontinued in connection with the May 2002 sale of assets of Individual Investor's Special Situations Report, a financial investment newsletter (see Note 4). Previously, the Company's Print Publications segment also reflected the publication of Individual Investor, a personal finance and investment magazine (between approximately October 1988 and July 2001) and Ticker, a magazine for investment professionals (between approximately October 1996 and September 2000). The Company's Online Services segment was discontinued subsequent to the sale in November 2001 of certain assets related to individualinvestor.com and previously also reflected operation of InsiderTrader.com (between approximately November 1998 and September
         2000).

                  The financial statements for the three and six months ended June 30, 2001 have been restated to show the results of Print Publications and Online Services as a discontinued operation (See Note
         4). The restated financials have been prepared consistent with the way such data is utilized by Company management in evaluating operating results. As a result of the discontinuance of the Company's Print Publications and Online Services segment, the Company now operates with one segment, Index Development and Licensing. No revenues have been generated to date from this segment.

8.        COMMITMENTS AND CONTINGENCIES

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

                  The Company has an outstanding letter of credit totaling approximately $249,000 related to the security deposit for the Company's New York City corporate office space. The Company has received letters of credit from its sublease tenants in the aggregate amount of approximately $145,000.

9.       MAGAZINE SALE

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

10.      NEWSLETTER SALE

                  On May 17, 2002, the Company sold Horizon Publishing Company ("Horizon"), an unrelated third party, assets related to the Company's Individual Investor's Special Situations Report newsletter ("SSR") and Horizon agreed to provide SSR subscribers with one or more Horizon investment related newsletters, at no additional cost to SSR subscribers, for the number of issues of SSR that such subscribers have paid for but have not been served, representing approximately $0.1 million of deferred subscription liability of the Company. In connection with this transaction, the Company discontinued publication of SSR.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Important Notice Concerning "Forward-looking Statements" in this Report

         1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three and six months ended June 30, 2002 and June 30, 2001, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after June 30, 2002. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after June 30, 2002, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, gross margins, royalties, marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

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

Three and Six Months Ended June 30, 2002 as Compared to the Three and Six Months Ended June 30, 2001

         In May 2002, the Company discontinued its Print Publications operations after selling the assets of its remaining print publication, Individual Investor's Special Situations Report newsletter, to an unrelated third party. The operating results relating to Print Publications operations have been segregated from continuing operations and reported within a separate line item on the consolidated condensed statements of operations as discontinued operations.

         In November 2001, the Company assigned certain of the Company's internet assets, including the domain name www.individualinvestor.com, to an unrelated third party and the Company subsequently discontinued its Online Services operations. The operating results relating to Online Services operations have been segregated from continuing operations and reported as a separate line item on the consolidated condensed statements of operations as discontinued operations.

         Consequently, the financial statements for the three and six months ended June 30, 2001 have been restated to conform to the June 30, 2002 financial presentation whereby there is only one segment in continuing operations, the Index Licensing and Development segment.

         Net Loss from Continuing Operations

         During the three and six month periods ended June 30, 2001, the Company's Print Publications operations published and marketed Individual Investor magazine, a personal finance and investment magazine, and Individual Investor's Special Situations Report, a financial investment newsletter. On July 9, 2001, the Company completed the transactions (the "Magazine Sale") contemplated by an agreement with The Kiplinger Washington Editors, Inc., the publisher of Kiplinger's Personal Finance Magazine and discontinued publishing Individual Investor magazine (see Note 9) and in May 2002 the Company sold the assets of Individual Investor's Special Situations Report to an unrelated third party (see Note 10). During the three and six month periods ended June 30, 2001, the Company's Online Services operations operated www.individualinvestor.com, certain assets of which, including the domain name, were sold to an unrelated third party in November 2001.

         The Company's net loss from continuing operations for the three and six months ended June 30, 2002 was approximately $0.1 million and $0.4 million, respectively, an improvement of approximately $0.7 million and $1.4 million, respectively, as compared to a net loss from continuing operations for the three months and six months ended June 30, 2001 of approximately $0.8 million and $1.8 million, respectively. The improvement from the prior year is primarily due to the Magazine Sale, the sale of other assets and the recovery of impaired investment losses. No income taxes were provided in 2002 due to the net operating loss carryovers or in 2001 due to the net loss. The basic and dilutive net loss per weighted average common share from continuing operations for the three and six months ended June 30, 2002 was approximately ($0.02) and ($0.05), respectively, as compared to approximately ($0.09) and ($0.21), respectively, for the three and six months ended June 30, 2001. There were approximately 0.7 million fewer common shares outstanding at the end of June 30, 2002 as compared to June 30, 2001.

         Revenues

         No revenues were recorded for the three and six months ended June 30, 2002 and 2001 for the Index Licensing and Development segment.

         Operating Expenses

         Total operating expenses for the three and six months ended June 30, 2002 decreased approximately 85% and 73%, respectively, to approximately $0.1 million and $0.5 million, respectively, as compared to approximately $0.8 million and $1.9 million, respectively, for the three months and six months ended June 30 2001. The declines are attributable primarily to the reduction of expenses following the Magazine Sale and the discontinuation of the Online Services operations. Operating expenses for the three and six months ended June 30, 2002 have been reduced by approximately $150,000, an amount received by the Company from a business assistance program related to the September 11, 2001 disaster.

         General and administrative expenses for the three and six months ended June 30, 2002 decreased approximately 87% and 72%, respectively, to approximately $0.1 million and $0.5 million, respectively, as compared to approximately $0.7 million and $1.6 million, respectively, for the three and six months ended June 30, 2001. The decline is primarily attributable to a reduction in headcount primarily due to the Magazine Sale. General and administrative expenses for the three and six months ended June 30, 2002 have been reduced by approximately $150,000, an amount received by the Company from a business assistance program related to the September 11, 2001 disaster.

         Depreciation and amortization expense for the three and six months ended June 30, 2002 decreased approximately 78% and 80%, respectively to approximately $33,000 and $57,000, respectively, as compared to approximately $146,000 and $259,000, respectively, for the three and six months ended June 30, 2001. The decrease is primarily due to the disposal of assets related to the Magazine Sale and the disposition of furniture and fixtures and computer equipment in connection with the subleases that commenced May 2001 and January 2002, respectively.

         Gain on Sale of Furniture and Fixtures

         Gain on sale of assets for the six months ended June 30, 2002 of approximately $0.1 million represents proceeds received from the sale of furniture and fixtures and computer equipment during the first quarter ended March 31, 2002. There were no comparable gains for the three months ended June 30, 2002 or for the three and six months ended June 30, 2001.

         Gain on Disposition of Investments

         Gain on disposition of investments for the six months ended June 30, 2002 of approximately $0.1 million represents proceeds from distributions received as a result of an investment that had previously been written off during the quarter ended December 31, 2000. There were no comparable gains for the three months ended June 30, 2002 or for the three and six months ended June 30, 2001.

         Investment and Other Income

         Investment and other income for the three and six months ended June 30, 2002 decreased to approximately $3,000 and $9,000, respectively, as compared to approximately $16,000 and $68,000, respectively, for the three and six months ended June 30, 2001. The decreased income for the three and six months ended June 30, 2002 is due to decreased cash balances and lower interest rates on deposits.

         Discontinued Operations

         Gain from discontinued operations for the three and six months ended June 30, 2002 was approximately $0.5 million and $1.0 million, respectively, as compared to a loss from discontinued operations for the three months and six months ended June 30, 2001 of approximately ($1.6) million and ($2.2) million, respectively. The change from the prior year is primarily the result of the recognition of deferred consulting revenue and deferred subscription revenue in connection with the Magazine Sale and the significant decline in expenses of discontinued operations following the Magazine Sale. At June 30, 2002, the remaining balance of deferred revenue related to discontinued operations is: deferred non-compete revenue, approximately $100,000, recognizable ratably through the second quarter of 2006; deferred subscription revenue, approximately $1.0 million, recognizable in decreasing monthly amounts through the second quarter of 2011; and deferred advertising revenue, approximately $423,000, recognizable in the third quarter of 2002.

         Net Income (Loss)

         The Company recorded net income for the three and six months ended June 30, 2002 of approximately $0.4 million and $0.6 million, respectively, as compared to net loss of approximately ($2.3) million and ($4.0) million, respectively, for the three and six months ended June 30, 2001. No income taxes were provided in 2002 due to the net operating loss carryovers or in 2001 due to the net loss. The basic net income (loss) per weighted average common share for the three and six months ended June 30, 2002 was approximately $0.04 and $0.07, respectively, as compared to approximately ($0.26) and ($0.45), respectively, for the three and six months ended June 30, 2001. Dilutive net income (loss) per weighted average common share for the three and six months ended June 30, 2002 was approximately $0.04 and $0.06, respectively, as compared to approximately ($0.26) and ($0.45), respectively, for the three and six months ended June 30, 2001.

         Liquidity and Capital Resources

         As of June 30, 2002, the Company had cash and cash equivalents totaling approximately $0.7 million and negative working capital of approximately $0.5 million. During the six months ended June 30, 2002, the Company received cash proceeds, net of cash expenses, of approximately $115,000 from the sale and purchase of investments and furniture and fixtures. Net cash used in operating activities during the six months ended June 30, 2002 was approximately $587,000. Cash used in financing activities during the six months ended June 30, 2002 was approximately $79,000. Cash provided by discontinued operations during the six months ended June 30, 2002 was approximately $3,000. The Company's cash and cash equivalents balance of approximately $0.7 million at June 30, 2002 represented a decrease of approximately $0.5 million from the December 31, 2001 balance.

         The Company's current levels of revenues are not sufficient to cover its expenses. The Company is not able to predict the magnitude of the licensing revenues, if any, that it might obtain in connection with the Company's license of the America's Fastest Growing Companies(SM) Index to Nuveen Investments and the American Stock Exchange for the creation of an exchange-traded fund to be sponsored by Nuveen and based upon the America's Fastest Growing Companies(SM) Index. The licensing revenue to the Company would be owed quarterly once the exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index began trading. Since the Company has minimal expenses associated with maintaining the America's Fastest Growing Companies(SM) Index, the royalties the Company may derive could have a high gross margin (the higher the royalty payments, the greater the gross margin). In March 2002, the Securities and Exchange Commission ("Commission") granted Nuveen the exemptive order it sought in order to be allowed to sponsor an exchange-traded fund based upon the Company's America's Fastest Growing Companies(SM) Index. Such an exchange-traded fund only could commence trading if a registration statement with respect to such fund was declared effective by the Commission. Since Nuveen obtained the effective order, the Company is not aware of any action taken by Nuveen to seek to have such a registration statement declared effective. There can be no assurance that Nuveen will seek to have the Commission declare effective, or that the Commission would declare effective, a registration statement with respect to such fund, or that an exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index will commence trading. There also can be no assurance that, if it did commence trading, an exchange-traded fund based upon the America's Fastest Growing Companies(SM) Index would prove to be popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph. The Company recently announced three additional indexes, the America's Fastest Growing Companies(SM) MidCap Index, the America's Fastest Growing Companies(SM) LargeCap Index and the America's Fastest Growing Companies(SM) Total Growth Index and has developed additional indexes as well. The Company has had discussions with a variety of parties concerning the potential license of the Company's indexes for the creation of financial products. There can no assurance the Company will execute licensing agreements with respect to such indexes, that financial products based upon such indexes would enter the market or that the Company would derive any material revenues with respect to any such licenses.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and establishes accounting and reporting standards for impairment of long-lived assets and long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No.144 was used to account for the discontinuance of our Print Publications operations.

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003, with the effective date for certain provisions of SFAS No. 145 being May 15, 2002. The adoption of this statement will not have a material effect on our results of operations or financial position or cashflows of the Company.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which changes the rules for how companies must account for costs associated with exit or disposal activities. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS 146 will not have a material impact on the financial position, results of operations, or cash flows of the Company.

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

ITEM 2.  Changes in Securities

Sales of Unregistered Securities


----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
                                                     Consideration received and
                                                     description of underwriting or   Exemption from   If option, warrant or
                                                     other discounts to market        registration     convertible security, terms
Date of sale      Title of security     Number Sold  price afforded to purchasers     claimed          of exercise or conversion
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
4/3/02            Options to purchase    3,713,985   Participating employees will      Section 4(2)    Vesting over a period of
                  common stock                       forbear all or a portion of                       bimonthly installments
                  granted to employees               their respective salaries                         through December 31, 2002,
                                                     through December 31, 2002                         subject to certain
                                                     (which through December 31,                       conditions of continued
                                                     2002 would total up to                            service; exercisable for a
                                                     $167,878) and render                              period lasting ten years
                                                     employment services; in                           from date of grant at
                                                     addition, exercise price would                    exercise price of $0.05 per
                                                     be received upon exercise                         share.
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On June 18, 2002, the Company held the annual meeting of stockholders for the purpose of electing two directors of the Company, Bruce L. Sokoloff and Peter M. Ziemba, for a term of two years; electing one director of the Company,
S. Christopher Meigher III, for a term of three years; and to consider and vote upon a proposal to amend the Company's Certificate of Incorporation to change the Company's name to Index Development Partners, Inc. The shares of Common Stock voted on the matters were as follows: 6,236,761 shares were cast in favor and 34,270 were withheld for the election of Mr. Sokoloff; 6,235,461 shares were cast in favor and 35,570 were withheld for the election of Mr. Ziemba; 6,235,961 shares were cast in favor and 35,070 were withheld for the election of Mr. Meigher; and 6,219,765 shares were cast in favor, 45,606 shares were cast against, 5,660 shares abstained and 1,623,521 shares were not voted to amend the Company's Certificate of Incorporation to change the Company's name to Index Development Partners, Inc.

ITEM 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits


       Exhibit
         No.            Description                                                  Method of Filing
       -------          -----------                                                  ----------------

          3.1           Certificate of Amendment of Amended and Restated             Filed herewith
                        Certificate of Incorporation of Issuer dated June
                        18, 2002

          3.2           Amended and Restated Certificate of Incorporation            Filed herewith
                        of Issuer, as amended through June 18, 2002

          3.3           By-laws of Issuer amended through April 27, 1999             Incorporated by reference to Exhibit 3.3 to the
                                                                                     Form 10-Q for the quarter ended June 30, 1999

          99            Certain Risk Factors                                         Filed herewith


(b) Reports on Form 8-K

         The Company filed a report on Form 8-K on June 25, 2002 with respect to the name change from Individual Investor Group, Inc. to Index Development Partners, Inc. (effective June 18, 2002) and the change in trading symbol to IXDP (effective June 26, 2002).

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2002

                                    INDEX DEVELOPMENT PARTNERS, INC. (Issuer)


                                    By:    /s/ Jonathan L. Steinberg
                                           ------------------------------------
                                           Jonathan L. Steinberg,
                                           Chief Executive Officer and Director

                                    By:    /s/ Gregory E. Barton
                                           ------------------------------------
                                           Gregory E. Barton,
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)

                                    By:    /s/ Howard B. Lorch
                                           ------------------------------------
                                           Howard B. Lorch,
                                           Vice President, Controller
                                           (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Index Development Partners, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Period"), as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the respective capacities and on the date(s) indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition of the Company at June 30, 2002 and the results of operation of the Company for the three and six months ended June 30, 2002.


                                    By:    /s/ Jonathan L. Steinberg
                                           ------------------------------------
                                           Jonathan L. Steinberg,
                                           Chief Executive Officer and Director

                                    By:    /s/ Gregory E. Barton
                                           ------------------------------------
                                           Gregory E. Barton,
                                           President and Chief Financial Officer





DATE: August 14, 2002