Form 10QSB
period 2002-09-30
INDEX DEVELOPMENT PARTNERS INC
filed 2002-11-14
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 11, 2002, issuer had outstanding 7,894,552 shares of Common Stock, $.01 par value per share.

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                          Page
Part I.   Financial Information

    Item 1. Financial Statements

      Consolidated Condensed Balance Sheet
      as of  September 30, 2002 (Unaudited)                               3

      Consolidated Condensed Statements of Operations (Unaudited)
      for the Three and Nine Months Ended September 30, 2002 and 2001     4

      Consolidated Condensed Statements of Cash Flows (Unaudited)
      for the  Nine Months Ended September 30, 2002 and 2001              5

      Notes to Consolidated Condensed Financial Statements
      (Unaudited)                                                         6-13

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           14-19

    Item 3. Controls and Procedures                                       20

Part II.   Other Information

    Item 1. Legal Proceedings                                             21

    Item 2. Changes in Securities                                         21

    Item 4. Submission of Matters for a Vote at Security Holders

    Item 6. Exhibits and Reports on Form 8-K                              21

Signatures                                                                22

Certification Pursuant to 18 U.S.C. Section 1350                          23

Certification Pursuant to Rule 13a-14 and 15d-14 Under the
Securities Exchange Act of 1934, as Amended                               24

Part I.   Financial Information

Item 1. Financial Statements


                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET



                                                                                        Unaudited
                                                                                      September 30,
                     ASSETS                                                               2002
                                                                                    -----------------
Current assets:
     Cash and cash equivalents                                                      $        504,643
     Accounts receivable (net of allowances of $9,387)                                        72,351
     Prepaid expenses and other current assets                                                76,151
                                                                                    -----------------
                     Total current assets                                                    653,145
                                                                                    -----------------

Property and equipment - net                                                                 114,018
Security deposits                                                                            285,111
Other assets                                                                                 372,391
                                                                                    -----------------
                     Total assets                                                   $      1,424,665
                                                                                    =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                               $        905,677
     Accrued expenses                                                                         65,815
     Deferred consulting fees and non compete                                                 93,750
                                                                                    -----------------
                     Total current liabilities                                             1,065,242
                                                                                    -----------------

Deferred subscription revenue                                                                776,957
                                                                                    -----------------
                     Total liabilities                                                     1,842,199
                                                                                    -----------------


Stockholders' Equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares,
       7,880 issued and outstanding                                                               79
     Common stock, $.01 par value; authorized 40,000,000
       shares, 7,894,552, issued and outstanding                                              78,945
     Additional paid-in capital                                                           33,410,579
     Warrants                                                                                770,842
     Accumulated deficit                                                                 (34,677,979)
                                                                                    -----------------
                     Total stockholders' deficit                                            (417,534)
                                                                                    -----------------

                     Total liabilities and stockholders' deficit                    $      1,424,665
                                                                                    =================


See Notes to Consolidated Condensed Financial Statements

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                        UNAUDITED

                                                          3 Months Ended September 30,              9 Months Ended September 30,
                                                       ---------------------------------        -----------------------------------
                                                            2002                   2001             2002                  2001
                                                       -------------       -------------        --------------      ---------------

Operating expenses:
      General and administrative                       $    324,617        $    472,013         $     783,880       $    2,121,933
      Depreciation and amortization                          23,055              99,009                80,490              357,747
                                                       -------------       -------------        --------------      ---------------
      Total operating expenses                              347,672             571,022               864,370            2,479,680
                                                       -------------       -------------        --------------      ---------------

      Gain on sale of furniture and fixtures                      -              20,355                70,871               20,355

      Impairment of investments                                              (2,678,546)                    -           (2,678,546)

      Gain on disposition of investments                          -                   -                84,926                    -
                                                       -------------       -------------        --------------      ---------------

      Operating loss from continuing operations            (347,672)         (3,229,213)             (708,573)          (5,137,871)

      Investment and other income (Note 2)                    2,964              19,214                11,858               87,488

                                                       -------------       -------------        --------------      ---------------
      Net loss from continuing operations                  (344,708)         (3,209,999)             (696,715)          (5,050,383)
                                                       -------------       -------------        --------------      ---------------

Discontinued operations (Note 3)
                                                       -------------       -------------        --------------      ---------------
      Gain from discontinued operations                     569,568           2,482,247             1,554,674              329,853
                                                       -------------       -------------        --------------      ---------------


Net income (loss)                                      $    224,860        $   (727,752)        $     857,959       $   (4,720,530)
                                                       =============       =============        ==============      ===============


Basic income (loss) per common share:
Continuing operations                                        ($0.05)             ($0.36)               ($0.10)              ($0.57)
Discontinued operations                                       $0.07               $0.28                 $0.20                $0.04
                                                       -------------       -------------        --------------      ---------------
Net basic income (loss) per share                             $0.02              ($0.08)                $0.10               ($0.53)
                                                       =============       =============        ==============      ===============

Average number of common shares used in computing
      basic income (loss) per common share                7,894,552           8,909,661             7,890,806            8,957,109

Dilutive income (loss) per common share:
Continuing operations                                        ($0.05)             ($0.36)               ($0.10)              ($0.57)
Discontinued operations                                       $0.07               $0.28                 $0.18                $0.04
                                                       -------------       -------------        --------------      ---------------
Net dilutive income (loss) per share                          $0.02              ($0.08)                $0.08               ($0.53)
                                                       =============       =============        ==============      ===============

Average number of common shares used in computing
      dilutive income (loss) per common share             8,637,948           8,909,661             8,634,202            8,957,109


See Notes to Consolidated Condensed Financial Statements

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            UNAUDITED

                                                                                 9 Months Ended September 30,
                                                                              2002                          2001
                                                                      ----------------------        ---------------------
Cash flows from operating activities:
Net income (loss)                                                     $             857,959         $         (4,720,530)
Reconciliation of net income (loss)  to net cash used in
operating activities:
       Gain from discontinued operations                                         (1,554,674)                    (329,853)
                                                                      ----------------------        ---------------------
       Loss from continuing operations                                             (852,512)                  (5,050,383)

       Gain on sale of assets                                                       (70,871)                           -
       Gain on diposition of investments                                            (84,926)                           -
       Depreciation and amortization                                                 80,490                      357,747
       Stock option and warrant transactions                                         (7,574)                     (47,213)
       Changes in operating assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                                      16,577                            -
            Prepaid expenses and other current assets                                78,401                       86,206
            Security deposits                                                        87,434                        1,114
        Increase (decrease) in:
            Accounts payable and accrued expenses                                  (188,706)                     623,322
                                                                      ----------------------        ---------------------
       Net cash used in operating activities                                       (785,890)                  (4,029,207)
                                                                      ----------------------        ---------------------

Cash flows from investing activities:
Purchase of property and equipment                                                  (40,543)                    (549,943)
Proceeds from sale of investments                                                    84,926                            -
Proceeds from sale of assets                                                         70,871                            -
                                                                      ----------------------        ---------------------
       Net cash provided by (used in) investing activities                          115,254                     (549,943)
                                                                      ----------------------        ---------------------

Cash flows from financing activities:
Receivables financing                                                                     -                     (292,729)
Preferred stock dividends                                                          (118,200)                     (78,800)
                                                                      ----------------------        ---------------------
       Net cash used in financing activities                                       (118,200)                    (371,529)
                                                                      ----------------------        ---------------------

Net cash provided by discontinued operations                                          2,035                    1,955,474
                                                                      ----------------------        ---------------------

Net decrease in cash and cash equivalents                                          (786,801)                  (2,995,205)
Cash and cash equivalents, beginning of period                                    1,291,444                    4,694,476
                                                                      ----------------------        ---------------------

Cash and cash equivalents, end of period                              $             504,643         $          1,699,271
                                                                      ======================        =====================


See Notes to Consolidated Condensed Financial Statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

          The consolidated condensed financial statements include the accounts of Index Development Partners, Inc. and its subsidiaries (collectively, the "Company") (see Note 2). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2001 on Form 10-KSB.

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003, with the effective date for certain provisions of SFAS No. 145 being May 15, 2002. The adoption of this statement will not have a material effect on our results of operations or financial position or cash flows of the Company.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the rules for how companies must account for costs associated with exit or disposal activities. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS 146 will not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

          During the fourth quarter 2000, the Company became aware of an other than temporary decline in the value of its Venture Highway investment and adjusted the carrying value to estimated fair market value. Accordingly, the Company reduced the carrying value of its investments by approximately $2.6 million during the fourth quarter of the year ended December 31, 2000.

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

          During the quarter ended September 30, 2001 the Company became aware of an other than temporary decline in the value of its Tradeworx investment and adjusted the carrying value to estimated fair market value. Accordingly, the Company reduced the carrying value of its investments by approximately $1.1 million during the third quarter ended September 30, 2001.

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

          During the quarter ended September 30, 2001 the Company became aware of an other than temporary decline in the value of its Pricing Dynamics investment and adjusted the carrying value to estimated fair market value. Accordingly, the Company reduced the carrying value of its investments by approximately $1.5 million during the third quarter ended September 30, 2001.


4.   DISCONTINUED OPERATIONS

          In May 2002, the Company transferred the assets of its remaining print publication, Individual Investor's Special Situations Report newsletter, to an unrelated third party, who assumed the deferred subscription liability of the newsletter (see Note 10). As a result of the transaction, the Company discontinued its Print Publications operations. The operating results relating to Print Publications operations have been segregated from continuing operations and reported within a separate line item on the consolidated condensed statements of operations as discontinued operations.

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

          The gain from discontinued operations consisted of the following components:


         PRINT PUBLICATIONS

                                         Three Months Ended Sept.30,          Nine Months Ended Sept. 30,
                                         ---------------------------          --------------------------
                                            2002             2001                2002            2001
                                            ----             ----                ----            ----

Revenues and other income                $   523,882     $   711,647          $ 1,471,306      $ 4,896,945
Gain discontinued operations             $   547,578     $ 2,730,770          $ 1,514,925      $   945,929

          ONLINE SERVICES

                                         Three Months Ended Sept.30,          Nine Months Ended Sept. 30,
                                         ---------------------------          --------------------------
                                            2002             2001                2002            2001
                                            ----             ----                ----            ----

Revenues and other income                $    21,990     $     63,901          $    21,990      $  914,134
Gain (loss) discontinued operations      $    21,990        ($248,523)         $    39,749       ($616,076)



          Net current assets at September 30, 2002 related to the Print Publications and Online Services discontinued operations are approximately $35,000 and $22,000, respectively. The approximate $22,000 receivable and revenues for the three months ended September 30, 2002 relates to the sale of a proprietary domain name. Net current liabilities at September 30, 2002 related to the Print Publications and Online Services discontinued operations are approximately $275,000 and $331,000, respectively. All long-term liabilities are related to the discontinued Print Publications segment.

5.   STOCK OPTIONS

          In April 2002, the Company's board of directors and its chief executive officer, Jonathan Steinberg, agreed that between April 16, 2002 and December 31, 2002, Mr. Steinberg would receive no cash salary and instead would be granted a ten-year option to purchase the Company's Common Stock at an exercise price of $0.05 per share (the fair market value of the Common Stock on the date of the grant), vesting in bimonthly installments, each installment of which would have a Black-Scholes value (calculated on the April 2002 grant date) equal to the amount of cash salary that Mr. Steinberg otherwise would have received. Pursuant to that agreement, in April 2002, Mr. Steinberg was granted such an option for an aggregate of approximately 3.6 million shares, vesting bimonthly between April 30, 2002 and December 31, 2002, in installments of between approximately 208,000-216,000 shares. If all options granted April 2002 were to vest, the average consideration per share the Company would have received (i.e., the amount of salary the Company would have saved) by granting the option would be slightly above $0.045 per share. In the event that any such option is exercised, the average consideration per share the Company would have received thus would be slightly above $0.095 (the sum of the approximately $0.045 in saved salary, plus the $0.05 exercise price the Company would receive) - an amount that is more than 90% greater than the fair market value of the Common Stock on the date of the grant. Together with a similar grant to another employee in lieu of foregoing a portion of his salary, the total number of options granted to employees during the second quarter of 2002 is 3,713,985 options. On July 31, 2002, the Company granted a director an option to purchase 30,000 shares of the Company's common stock at an exercise price of $0.04 per share. The fair value of this option grant was approximately $800. The total number of options granted by the Company during the three and nine months ended September 30, 2002 is 30,000 and 3,743,985 shares, respectively.

          During the three and nine months ended September 30, 2002, no options were exercised; 516,984 and 571,651 options, respectively, were canceled; and 380,650 and 415,650 options, respectively, expired.

          In May 2001, the Stock Option Committee, pursuant to the Company's 2000 Performance Equity Plan, awarded 223,000 shares of authorized but unissued Common Stock in the aggregate to certain employees subject to the terms of a restricted stock agreement. 194,000 of these shares were cancelled during 2001 and an additional 19,000 were cancelled in March 2002 upon the termination of employment of the respective employees. The restriction period on the remaining 10,000 shares expired in May 2002.

6.   INCOME (LOSS) PER COMMON SHARE

          Basic net income (loss) per common share for the three and nine months ended September 30, 2002 and 2001, respectively, is computed by dividing the net income (loss), after deducting accrued dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted net income
     (loss) per common share for the three and nine months ended September 30, 2002 and 2001, respectively, is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common equivalent shares during the applicable period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of diluted loss per common share, as the effect would have been antidilutive. The exercise of stock options and warrants were not assumed in the computation of diluted income per common share because the respective exercise prices of such securities were in excess of the value of the Common Stock during the applicable period.

          The computation of net income (loss) applicable to common shareholders is as follows:


                                         Three Months Ended Sept.30,          Nine Months Ended Sept. 30,
                                         ---------------------------          --------------------------
                                            2002             2001                2002            2001
                                            ----             ----                ----            ----

Net income (loss)                       $  224,860         ($727,752)        $    857,959        ($4,720,530)
Preferred stock dividends                  (39,400)          (39,400)            (118,200)          (118,200)
                                        ------------     ------------         ------------       ------------
Net income (loss) applicable to
   common shareholders                  $   185,460        ($767,152)         $   739,759        ($4,838,730)
                                        ============     ============         ============       ============


          Fully diluted net income (loss) applicable to common shareholders is $224,860 and ($727,752) for the three month period ended September 30, 2002 and 2001, respectively, and $857,959 and ($4,720,530) for the nine month period ended September 30, 2002 and 2001, respectively.

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

          The financial statements for the three and nine months ended September 30, 2001 have been restated to show the results of Print Publications and Online Services as a discontinued operation (See Note 4). The restated financials have been prepared consistent with the way such data is utilized by Company management in evaluating operating results. As a result of the discontinuance of the Company's Print Publications and Online Services segment, the Company now operates with one segment, Index Development and Licensing. No revenues have been generated to date from this segment.

8.   COMMITMENTS AND CONTINGENCIES

          The Company leases office space in New York City under an operating lease that expires on March 31, 2004. The Company also subleases its former office space in New York City under an operating lease that expires March 1, 2005. In May 2001, the Company commenced a sublease of a portion of its headquarters office space to an unrelated third party and in January 2002, the Company commenced a sublease of another portion of it headquarters office space to a different unrelated third party. The Company retains approximately 11% of its headquarters office space. The Company subleases its former office space to an unrelated third party. All of the above leases and subleases provide for yearly escalation of lease payments as well as real estate tax increases. Operating expense increases, however, are not available to be passed along to the subleases. General and administrative expenses for the three and nine months ended September 30, 2002 include approximately $120,000 of operating cost increases related to the lease of the Company's office space. The Company incurred additional leasehold expenses of approximately $41,000 in connection with the January 2002 sublease.

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

11.  SUBSEQUENT EVENT

          The Board of Directors on November 6, 2002 approved the issuance of 180,000 options to various employees other than Mr. Steinberg as follows, 25,000 shares vesting December 31, 2002, 25,000 shares vesting March 31, 2003 and 130,000 shares vesting in equal installments on November 6, 2003, 2004 and 2005, respectively, subject to continuing employment.


          Effective November 8, 2002, Gregory Barton, President and Chief Financial Officer resigned and accepted employment with an unrelated third party.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     Important Notice Concerning "Forward-looking Statements" in this Report

     1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three and nine months ended September 30, 2002 and September 30, 2001, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after September 30, 2002. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after September 30, 2002, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, gross margins, royalties, marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

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

Three and Nine Months Ended September 30, 2002 as Compared to the Three and Nine Months Ended September 30, 2001

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

     Consequently, the financial statements for the three and nine months ended September 30, 2001 have been restated to conform to the September 30, 2002 financial presentation whereby there is only one segment in continuing operations, the Index Licensing and Development segment.

     Loss from Continuing Operations

     During the three and nine month periods ended September 30, 2001, the Company's Print Publications operations published and marketed Individual Investor magazine, a personal finance and investment magazine, and Individual Investor's Special Situations Report, a financial investment newsletter. On July 9, 2001, the Company completed the transactions (the "Magazine Sale") contemplated by an agreement with The Kiplinger Washington Editors, Inc., the publisher of Kiplinger's Personal Finance Magazine and discontinued publishing Individual Investor magazine (see Note 9) and in May 2002 the Company sold the assets of Individual Investor's Special Situations Report to an unrelated third party (see Note 10). During the three and nine month periods ended September 30, 2001, the Company's Online Services operations operated WWW.INDIVIDUALINVESTOR.COM, certain assets of which, including the domain name, were sold to an unrelated third party in November 2001.

     The Company's loss from continuing operations for the three and nine months ended September 30, 2002 was approximately $0.3 million and $0.7 million, respectively, an improvement of approximately $2.9 million and $4.4 million, respectively, as compared to a loss from continuing operations for the three months and nine months ended September 30, 2001 of approximately $3.2 million and $5.1 million, respectively. The improvement from the prior year is primarily due to the fact that the Company recorded an approximately $2.7 million charge for impairment of investments in the third quarter of 2001, as compared to no such change in the third quarter of 2002, as well as a reduction of corporate expenses due to the downsizing of the Company. No income taxes were provided in 2002 or in 2001 due to the net loss. The basic and dilutive net loss per weighted average common share from continuing operations for the three and nine months ended September 30, 2002 was approximately ($0.05) and ($0.10), respectively, as compared to approximately ($0.36) and ($0.57), respectively, for the three and nine months ended September 30, 2001. There were approximately
1.1 million fewer common shares outstanding at September 30, 2002 as compared to September 30, 2001.

     Revenues

     No revenues were recorded for the three and nine months ended September 30, 2002 and 2001 for the Company's Index Licensing and Development segment.

     Operating Expenses

     Total operating expenses for the three and nine months ended September 30, 2002 decreased approximately 39% and 65%, respectively, to approximately $0.3 million and $0.9 million, respectively, as compared to approximately $0.6 million and $2.5 million, respectively, for the three months and nine months ended September 30 2001. The declines are attributable primarily to the reduction of expenses following the Magazine Sale and the discontinuation of the Online Services operations. Operating expenses for the nine months ended September 30, 2002 (but not the three months ended September 30, 2002) have been reduced by approximately $150,000, an amount received by the Company in the second quarter 2002 from a business assistance program related to the September 11, 2001 disaster.

     General and administrative expenses for the three and nine months ended September 30, 2002 decreased approximately 31% and 63%, respectively, to approximately $0.3 million and $0.8 million, respectively, as compared to approximately $0.5 million and $2.1 million, respectively, for the three and nine months ended September 30, 2001. The decline is primarily attributable to a reduction in corporate headcount. General and administrative expenses for the nine months ended September 30, 2002 (but not the three months ended September 30, 2002) have been reduced by approximately $150,000, an amount received by the Company in the second quarter 2002 from a business assistance program related to the September 11, 2001 disaster. General and administrative expenses for the three and nine months ended September 30, 2002 include approximately $120,000 of operating cost increases related to the lease of the Company's office space.

     Depreciation and amortization expense for the three and nine months ended September 30, 2002 decreased approximately 77% and 78%, respectively to approximately $23,000 and $80,000, respectively, as compared to approximately $99,000 and $358,000, respectively, for the three and nine months ended September 30, 2001. The decrease is primarily due to the disposal of assets related to the Magazine Sale and the disposition of furniture and fixtures and computer equipment in connection with the subleases that commenced May 2001 and January 2002, respectively.

     Gain on Sale of Furniture and Fixtures

     Gain on sale of furniture and fixtures for the nine months ended September 30, 2002 of approximately $71,000 represents proceeds received from the sale of furniture and fixtures and computer equipment during the first quarter ended March 31, 2002. Gain on sale of furniture and fixtures for the three and nine months ended September 30, 2001 was approximately $20,000.

     Gain on Disposition of Investments

     Gain on disposition of investments for the nine months ended September 30, 2002 of approximately $0.1 million represents proceeds from distributions received as a result of an investment that had previously been written off during the quarter ended December 31, 2000. There were no comparable gains for the three months ended September 30, 2002 or for the three and nine months ended September 30, 2001.

     Impairment of Investments

     During the third quarter of 2001, the Company recorded an impairment of approximately $1.1 million with respect to its investment in Tradeworx. Inc., acquired in May 2000 and approximately $1.5 million with respect to its investment in Pricing Dynamics, Inc., acquired in February 2000. There were no comparable impairments recorded in the first half of 2001 or in the three and nine months ended September 30, 2002.

     Investment and Other Income

     Investment and other income for the three and nine months ended September 30, 2002 decreased to approximately $3,000 and $12,000, respectively, as compared to approximately $19,000 and $87,000, respectively, for the three and nine months ended September 30, 2001. The decreased income for the three and nine months ended September 30, 2002 is due to decreased cash balances and lower interest rates on deposits.

     Discontinued Operations

     Gain from discontinued operations for the three and nine months ended September 30, 2002 was approximately $0.6 million and $1.6 million, respectively, as compared to a gain from discontinued operations for the three months and nine months ended September 30, 2001 of approximately $2.5 million and $0.3 million, respectively. The gain for the three and nine months ended September 30, 2002 is primarily the result of the recognition of deferred consulting revenue and deferred subscription revenue in connection with the Magazine Sale and the significant decline in expenses of discontinued operations following the Magazine Sale. Gain from discontinued operations for the three and nine months ended September 30, 2001 includes approximately $2.2 million from the Magazine sale in July 2001.

     At September 30, 2002, the remaining balance of deferred revenue related to discontinued operations is: deferred non-compete revenue, approximately $94,000, recognizable ratably through the second quarter of 2006; and deferred subscription revenue, approximately $0.8 million, recognizable in decreasing monthly amounts through the second quarter of 2011.

     Net Income (Loss)

     The Company recorded net income for the three and nine months ended September 30, 2002 of approximately $0.2 million and $0.9 million, respectively, as compared to net loss of approximately ($0.7) million and ($4.7) million, respectively, for the three and nine months ended September 30, 2001. No income taxes were provided in 2002 due to the net operating loss carryovers or in 2001 due to the net loss. The basic net income (loss) per weighted average common share for the three and nine months ended September 30, 2002 was approximately $0.02 and $0.10, respectively, as compared to approximately ($0.09) and ($0.53), respectively, for the three and nine months ended September 30, 2001. Dilutive net income (loss) per weighted average common share for the three and nine months ended September 30, 2002 was approximately $0.02 and $0.08, respectively, as compared to approximately ($0.09) and ($0.53), respectively, for the three and nine months ended September 30, 2001.

     Liquidity and Capital Resources

     As of September 30, 2002, the Company had cash and cash equivalents totaling approximately $0.5 million and negative working capital of approximately $0.3 million. Net cash used in operating activities during the three and nine months ended September 30, 2002 was approximately $199,000 and $786,000, respectively. Net cash provided by investing activities for the three and nine months ended September 30, 2002 was approximately $0 and $115,000, respectively. Net cash used in financing activities during the three and nine months ended September 30, 2002 was approximately $39,000 and $118,000, respectively. Net cash provided by (used in) discontinued operations during the three and nine months ended September 30, 2002 was approximately ($1,000) and $2,000, respectively. The Company's cash and cash equivalents balance of approximately $0.5 million at September 30, 2002 represented a decrease of approximately $0.8 million from the December 31, 2001 balance.

     The Company's continuing operations are not generating any revenues. The Company has had discussions with a variety of parties concerning the potential license of the Company's indexes for the creation of financial products. With one exception, these discussions have not resulted in the Company licensing any of its indexes. As previously reported, the Company had licensed the America's Fastest Growing Companies(SM) Index to Nuveen Investments for the creation of an exchange-traded fund to be sponsored by Nuveen and based upon that index. After receiving an exemptive order it sought from the Securities and Exchange Commission to be allowed to sponsor this fund and filing with the SEC a registration statement, Nuveen did not take further action to have the registration statement declared effective nor did it launch such a fund. As a result, on November 1, 2002, the Company gave notice to Nuveen that (1) provided that the license granted to Nuveen immediately became non-exclusive and (2) provided that the license would be terminated effective January 30, 2003 (i.e., 90 days from the date of the notice). There can no assurance the Company will execute licensing agreements with respect to its indexes, that financial products based upon such indexes would enter the market or that the Company would derive any material revenues with respect to any such licenses. The Company also has had discussions with a variety of parties concerning the potential assignment of the Company's indexes to a third party, in connection with which the Company receiving back a license to sponsor financial products based upon the indexes. There can be no assurance the Company will execute any such agreements or that the Company would be able to successfully sponsor financial products based upon the indexes. If the Company were successful in reaching such an agreement with a third party, the Company would still need to raise external financing in order to be able to sponsor and market these financial products, and there can be no assurance that the Company would be successful in raising such financing.

     The Company believes that its working capital and the amount it is entitled to receive from its sublessees will be sufficient to fund its operations and capital requirements through 2002. However, the Company will begin to face a severe liquidity issue beginning in the first quarter of 2003 and, in all likelihood, would need to curtail operations by the end of the second quarter of 2003 if the Company does not obtain external financing by that time since its continuing operations would not be expected to generate significant revenues, if any, during 2003 even if the Company were to license any of its indexes in the near future or were to seek to sponsor financial products on its own. There can be no assurance that the Company would be able to obtain additional capital, nor can there be assurance as to the terms upon which the Company might be able to obtain additional capital. Obtaining any additional capital could result in a substantial dilution of an investor's equity investment in the Company.

     Recent Accounting Pronouncements

     In June 2001, the FASB approved the final standards resulting from its business combinations project. The FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," in July 2001. SFAS No. 141 is effective for any business combination accounted for by the purchase method that is completed after June30, 2001. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment, rather than amortize them, will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and No. 142 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003, with the effective date for certain provisions of SFAS No. 145 being May 15, 2002. The adoption of this statement will not have a material effect on our results of operations or financial position or cash flows of the Company.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the rules for how companies must account for costs associated with exit or disposal activities. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS 146 will not have a material impact on the financial position, results of operations, or cash flows of the Company.

Item 3. Controls and Procedures

     Based upon the evaluation conducted by the Company's Chief Executive Officer (who now is also the Company's principal financial officer), as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the Company's disclosure controls and procedures, he concluded that, except as set forth below, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the evaluation date and (3) no corrective actions were required to be taken. The Company currently employs three persons and its accounting functions are performed by former employees on a part-time, consulting basis. Accordingly, the Company does not have sufficient personnel to be able to maintain accounting systems and controls that typically would be desired and maintained by larger business organizations to ensure that all accounting entries are appropriately recorded. As a result, the Company relies upon the personal integrity of those persons that are performing accounting services for the Company. The Company's Chief Executive Officer has no reason to doubt the personal integrity of those persons. Since the date of such evaluation, the Company's former President and Chief Financial Officer resigned and accepted employment with a third party subsequent to the closing of the books for the quarter and prior to the filing of this quarterly report, which has caused the Company to modify its internal controls to reflect that the Chief Executive Officer now also functions as the Company's principal financial officer.

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

Item 2. Changes in Securities

Sales of Unregistered Securities


----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------
Date of sale      Title of security     Number Sold  Consideration received and       Exemption from   If option, warrant or
                                                     description of underwriting or   registration     convertible security, terms
                                                     other discounts to market        claimed          of exercise or conversion
                                                     price afforded to purchasers
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------

7/31/02           Options to purchase     30,000     Continued service; also,          Section 4(2)    Vesting in three equal
                  common stock                       Company would receive exercise                    installments, on date of
                  granted to director                price upon exercise.                              grant, first anniversary of
                                                                                                       date of grant and second
                                                                                                       anniversary of date of
                                                                                                       grant, respectively,
                                                                                                       subject to continued
                                                                                                       service; exercisable for a
                                                                                                       period lasting ten years
                                                                                                       from date of grant at
                                                                                                       exercise price of $0.04 per
                                                                                                       share.
----------------- --------------------- ------------ -------------------------------- ---------------- -----------------------------

ITEM 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits



       Exhibit
         No.            Description                                         Method of Filing
       ------           -----------                                         ----------------

          3.1           Amended and Restated Certificate of Incorporation   Incorporated by reference to Exhibit 3.2 to the
                        of Issuer, as amended through June 18, 2002         Form 10-QSB for the quarter ended June 30, 2002

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

DATE: November 14, 2002

                                    INDEX DEVELOPMENT PARTNERS, INC. (Issuer)


                                    By:     /s/ Jonathan L. Steinberg
                                            ------------------------------------
                                            Jonathan L. Steinberg,
                                            Chief Executive Officer and Director
                                            (and principal financial and
                                             accounting officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Index Development Partners, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the respective capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition of the Company and the results of operation of the Company.


                                    By:     /s/ Jonathan L. Steinberg
                                            ------------------------------------
                                            Jonathan L. Steinberg,
                                            Chief Executive Officer and Director
                                            (and principal financial officer)


DATE: November 14, 2002

             CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Jonathan L. Steinberg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended September 30, 2002 of Index Development Partners, Inc.

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                    By:     /s/ Jonathan L. Steinberg
                                            ------------------------------------
                                            Jonathan L. Steinberg,
                                            Chairman and Chief Executive Officer
                                            (and principal financial officer)