Form 10KSB
period 2002-12-31
INDEX DEVELOPMENT PARTNERS INC
filed 2003-06-30
CIK 880631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 X   Annual Report UNDER Section 13 or 15(d) of the  Securities  Exchange Act of
---  1934

For the fiscal year ended:  December 31, 2002
                            -----------------

                                       OR

____ Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____to _____

                         Commission file number: 1-10932
                                                 -------

                        INDEX DEVELOPMENT PARTNERS, INC.
                 ----------------------------------------------
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

                                 (212) 742-2277
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Title of Each Class                Name of Each Exchange on Which Registered
-------------------                -----------------------------------------
     None                                              None

     Securities registered under Section 12(g) of the Act:

                   Common Shares, $.01 par value per share
                   ---------------------------------------
                               (Title of Class)

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [___]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer did not record any revenues from continuing operations for its most recent fiscal year.

     As of June 19, 2003, the aggregate market value of the Issuer's Common Stock (based on the closing sale price of the Common Stock on that date on the Nasdaq National Market) held by non-affiliates of the Issuer, was approximately $778,090.

     As of May 9, 2003, 7,918,552 shares of the Common Stock of the Issuer were outstanding.

     Transition Small Business Disclosure Format (check one): Yes [___] No [ X ]

                        INDEX DEVELOPMENT PARTNERS, INC.

                         2002 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


SECTION                                                                 PAGE NO.
-------                                                                 --------

PART I
------
Item 1.   Description of Business                                             3
Item 2.   Description of Property                                             6
Item 3.   Legal Proceedings                                                   6
Item 4.   Submission of Matters to a Vote of Security Holders                 6

PART II
-------
Item 5.   Market for Common Equity and Related Stockholder Matters            7

Item 6.   Management's Discussion and Analysis                                9

Item 7.   Consolidated Financial Statements and Supplementary Data            15
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          34

PART III
--------
Item 9.   Directors and Executive Officers of the Issuer                      35
Item 10.  Executive Compensation                                              36
Item 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   39
Item 12.  Certain Relationships and Related Transactions                      42

PART IV
-------
Item 13   Exhibits, List and Reports on Form 8-K                              43
Item 14   Controls and Procedures                                             46
          Signatures                                                          47

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

     Index Development Partners, Inc. (formerly known as Individual Investor Group, Inc.) and its subsidiaries ("collectively the Company") has developed stock indexes, including its flagship brand, the America's Fastest Growing CompaniesSM ("AFGC") family of indexes and seeks to commercially exploit such indexes.

     The Company's first stock index, launched in February 1998, is now known as the America's Fastest Growing CompaniesSM SmallCap Index. In the first quarter of 2001, the Company expanded its index offering with the launch of three additional indexes; now know as the America's Fastest GrowingSM MidCap Index, the America's Fastest Growing CompaniesSM LargeCap Index, and the America's Fastest Growing CompaniesSM Total Market Index. The Company has since expanded its list of proprietary indexes to include the America's Fastest Growing CompaniesSM SmallCap Value Index, the America's Fastest Growing CompaniesSM MidCap Value Index, the America's Fastest Growing CompaniesSM LargeCap Value Index, and the America's Fastest Growing CompaniesSM Total Value Index. In addition, the Company has developed other stock indexes.

     The Company's indexes are based upon unique, proprietary rules-based methodologies developed by the Company. One important characteristic of the Company's indexes is that they are rebalanced each quarter, with approximately 10% of the companies deleted and new companies added. The deletions and additions are made according to a proprietary set of rules. The rebalancing is primarily intended to eliminate companies that have fundamentals lagging those of the other index members and replace the deleted companies with companies having exceptional fundamentals. In developing its indexes the Company did not seek to simply create benchmarks for certain market segments, but rather sought to develop a set of rules that would attempt to identify companies that might be expected to have superior performance. The Company is proud of the backtested performance results of its indexes, both in terms of absolute return and risk-adjusted return. Although the backtested performance numbers obviously cannot assure future performance, the Company believes that its data may be of great interest to potential licensees that would contemplate creating financial products based upon the Company's "performance indexes." In January 2002, the Company reconstituted its four core indexes using this revised methodology and re-launched the indexes on the American Stock Exchange, which has been pricing the indexes and disseminating their values in real time ever since. The tickers for these four core indexes are as follows: America's Fastest Growing CompaniesSM SmallCap Index (NDI); the America's Fastest Growing CompaniesSM MidCap Index (FGM); the America's Fastest Growing CompaniesSM LargeCap Index
(FGL); the America's Fastest Growing CompaniesSM Total Market Index (FGT).

     The Company intends to become the fund sponsor for exchange-traded funds based on the AFGC indexes. To accomplish this, the Company intends to assign the AFGC indexes to a third party and take back a perpetual, exclusive license to the indexes, including the right to sublicense to third parties. The Company has had discussions with a variety of parties concerning the potential assignment and the Company is currently negotiating this transaction with a third party. The Company expects it will complete such a transaction when and if it obtains the financing described below. Under this arrangement, the Company would seek to earn revenue from any exploitation of the AFGC indexes, whether done by the Company directly or done by a third party to whom the Company has granted a sublicense.

     The Company intends to retain subadvisors to perform all portfolio management, fund administration, accounting, custody, securities lending and other operational activities relating to the funds. The Company will be responsible for sales and marketing, regulatory matters and product development.

     The Company anticipates it will require approximately $8 million to $10 million in external financing to pursue its business plan to become a fund sponsor. The Company is currently in discussions with interested parties to raise the necessary capital to execute this plan.

     Upon receipt of necessary regulatory approval and commencement of trading of the Company-sponsored exchange-traded funds based on the AFGC indexes, the Company would receive quarterly advisory fees based on the expense ratio that its charges for each exchange-traded fund. Since the Company could have minimal fixed expenses, the advisory fees the Company may derive will have a high gross margin and will scale larger as each exchange-traded fund attracts more assets under management. In March 2002, the Securities and Exchange Commission granted a former licensee of the Company's indexes an exemptive order it sought in order to be allowed to sponsor an exchange-traded fund based upon one of the Company's AFGC Indexes. Given this precedent, the Company believes that it will be able to obtain regulatory approval for exchange-traded funds it may sponsor based upon the AFGC family of indexes. Such an exchange-traded fund could only commence trading upon the effectiveness of a registration statement with respect to each fund. There is no assurance that the Company will receive exemptive relief and have a registration statement declared effective. There also can be no assurance that, if they did commence trading, exchange-traded funds based upon the AFGC family of indexes would prove popular or that the Company will receive any material amount of revenues with respect to the licenses described in this paragraph. Moreover, there can be no assurance that the Company will secure the necessary capital to execute this plan.

Discontinued Operations

     In its annual report for the year ended December 31, 2001, the Company accounted for the revenues and expenses from its Print Publications operation as a distinct business segment. The Print Publications segment has since become a discontinued operation and the financial statements for the year ended December 31, 2001 have been restated to conform to the December 31, 2002 financial presentation whereby there are no revenues from continuing operations. Print Publications operation expenses from the discontinued operation are offset against Print Publications revenues. At such time as the Company's index operations may generate revenues, the Company expects it will report such revenues as being derived from a distinct business segment.

     Print Publications
     ------------------

     In May 2002, the Company transferred the assets of its remaining print publication, Individual Investor's Special Situations Report newsletter, to an unrelated third party, who assumed the deferred subscription liability of the newsletter. As a result of the transaction, the Company discontinued its Print Publications operations. The operating results relating to Print Publications operations have been segregated from continuing operations and reported within a separate line item on the consolidated statements of operations as discontinued operations.

     During parts of 2001, the Company also published a monthly magazine, Individual Investor. In July 2001, the Company sold the subscriber list of Individual Investor magazine to The Kiplinger Washington Editors, Inc. and agreed not to publish a print periodical under the Individual Investor name for five years, in exchange for a cash payment of approximately $3.5 million and the assumption by the purchaser of an approximately $2.6 million deferred subscription liability, reflecting a total consideration of approximately $6.1 million. Individual Investor magazine, was (prior to the sale of its subscriber list in July 2001) a consumer-oriented monthly investment magazine sold through subscriptions and at newsstands that offered proprietary research, analysis and recommendations, together with commentary and opinion on investment ideas. Individual Investor had a total paid subscriber and newsstand circulation of approximately 500,000 when it was sold. The Company recognized a gain on the sale of the subscriber list of Individual Investor magazine of approximately $2.2 million. The Company continues to recognize income in this discontinued operation as a result of deferred consulting revenue and deferred subscription revenue in connection with the July 2001 sale of the subscriber list.

     Online Services
     ---------------

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

     A loss of approximately $340,000 was recognized in November 2001 upon the transfer of the online assets to Telescan, primarily attributable to the write-off of (1) computer equipment that was written down to an estimated net salvage value (2) a web site service and license agreement acquired in 1999 that was abandoned as a result of the transfer and (3) accrued expenses related to the online operation through the disposal date. No material expenses were incurred or revenues recognized after the disposal date.

     Investment Management Services
     ------------------------------

     On April 30, 1998, the Company's Board of Directors decided to discontinue the Company's investment management services business. The investment management services business was principally conducted by a wholly owned subsidiary of the Company, WisdomTree Capital Management, Inc., which served as general partner of (and is an investor in) a domestic private investment fund.

     In 1998 the Company recorded a provision of $591,741 to accrue for its share of any net operating losses of the domestic fund and related costs that it expected to occur until the fund liquidated its investments. A final distribution of the domestic fund's assets was received in December 2001. The Company received approximately $9,000 in excess of the carrying amount that it had recorded in 1998 and recorded a gain accordingly.

Employees

     As of June 19, 2003, the Company had three full-time employees engaged in developing and seeking to exploit the Company's proprietary indexes and performing administrative services. The Company also utilizes services of other persons on an independent contractor basis.

Intellectual Property

     The Company believes that respective methodologies of the Company's indexes constitute one of the Company's core assets and the Company is committed to protecting the value of that intellectual property. The Company only discloses the methodologies of its indexes to those third parties that have executed confidentiality agreements and who the Company believes may be instrumental in assisting the Company to derive value from its intellectual property.

     The Company believes that trademarks and service marks are important to its business and actively pursues strategies to protect and strengthen its current marks for use in connection with its products and for future products. The Company has registered the trademarks AMERICA'S FASTEST GROWING COMPANIES(R), MAGIC 25(R), INVESTOR UNIVERSITY(R) and INVESTMENT UNIVERSITY(R). The Company has also filed for registration of ASIA'S FASTEST GROWING COMPANIESSM, EUROPE'S FASTEST GROWING COMPANIESSM and THE WORLD'S FASTEST GROWING COMPANIESSM and has received a Notice of Allowance for each of these marks. In addition, the Company's intellectual property includes copyrights to its former print and online publishing content.

     The Company will continue to seek to derive value from the development and exploitation of its intellectual property. There can be no assurance, however, that the Company's intellectual property rights will be successfully exploited or that such rights will not be challenged or invalidated in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

     Until April 30, 2003, the Company leased 35,000 square feet at 125 Broad Street, New York, New York for its corporate office. The lease ran through March 31, 2004. Aggregate annual rental for this lease was $997,500 plus escalation costs. The Company had sublet approximately 95% of this space to two unrelated third parties through March 31, 2004, at a rental amount in excess of the rent the Company was paying. Effective April 30, 2003, the Company and its landlord entered into a Partial Assignment of Lease and Assignment of Subleases, the effect of which is that the Company (i) continues to lease approximately 5% of its former space, with a corresponding reduction in base rental expense (to approximately $4,400 per month) and security deposit (from $250,000 to $11,770), and (ii) will be paid by the landlord on a monthly basis approximately $9,000, which is equal to the difference between the higher monthly payments the Company's two former sub-lessors were obligated to pay the Company and the lower amount that the Company was obligated to pay the landlord with respect to the formerly sublet space, plus the monthly cost of electricity for the entire space (which averaged approximately $3,000 per month in 2002).

     The Company also leases 10,000 square feet at its former location in New York City, which space was sublet as of February 1996 to an unrelated third party. This lease expires March 1, 2005. The annual rent for the lease over the term of the sublease ranging from $160,000 to approximately $210,000, plus escalation costs. The sublease also expires on March 1, 2005, and provides for aggregate annual rental receipts ranging from $160,000 to $205,000 over the term of the sublease, plus escalation costs. Although the Company does not currently anticipate that it will incur any material liability with respect to the lease for its former location, there exists the possibility of such liability.

ITEM 3.  LEGAL PROCEEDINGS

     The Company from time to time is involved in ordinary and routine litigation incidental to its business. The Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Effective with the Company's initial public offering on December 4, 1991, the Company's Common Stock was quoted on the Nasdaq SmallCap Market and the Boston Stock Exchange under the symbol "INDI." On December 9, 1996, the Company's Common Stock commenced trading on the Nasdaq National Market. On October 4, 2000, the Company's Nasdaq National Market ticker symbol was changed to "IIGP." Effective May 23, 2001, the Company's Common Stock was delisted from the Nasdaq National Market on the grounds that the Company's Common Stock had failed to maintain a minimum closing bid price of $1.00 as required by Nasdaq Marketplace Rule 4450(a)(5) and that the Company did not satisfy the $5,000,000 minimum market value of public float requirement of Nasdaq Marketplace Rule 4450(a)(2). From May 23, 2001 until May 23, 2003, the Company's Common Stock was traded on the NASD OTC Bulletin Board under the symbol "IXDP." The Common Stock was removed from the OTC Bulletin Board on May 23, 2003 because the Company had failed to file this Form 10-KSB. On May 23, 2003, the Company's Common Stock began trading on www.pinksheets.com, an electronic quotation medium sponsored by Pink Sheets LLC, under the symbol "IXDP."

     The table below sets forth for the periods indicated the high and low closing sales prices on the Nasdaq National Market (prior to May 23, 2001) and the NASD OTC Bulletin Board (since May 23, 2001) for the Company's Common Stock.

         2002:                            Low ($)         High ($)
         -----                            -------         --------
         First Quarter                    0.055           0.075
         Second Quarter                   0.040           0.070
         Third Quarter                    0.030           0.055
         Fourth Quarter                   0.020           0.190

         2001:                            Low ($)         High ($)
         -----                            -------         --------
         First Quarter                    0.375           1.375
         Second Quarter                   0.21            0.625
         Third Quarter                    0.08            0.29
         Fourth Quarter                   0.05            0.14

     These amounts represent sales between dealers in securities and do not include retail markups, markdowns or commissions. On May 9, 2003, the last sale price for the Company's Common Stock, as reported by the NASD OTC Bulletin Board, was $0.10.

Holders

     On June 19, 2003, there were 69 holders of record of the Company's Common Stock. The Company believes that there are more than 2,500 beneficial owners of the Company's Common Stock.

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

     Dividends on the Company's Series A Preferred Stock are payable annually at the rate of $20 per share and in preference to any potential dividends on the Company's Common Stock. The Company did not make the dividend payment of $157,600 that was required on December 31, 2002 and does not presently have the resources to pay this accrued dividend. Until such time as it is paid, the Company is prohibited from paying any dividends or making any distributions to the holders of its Common Stock.

Sales of Unregistered Securities

     The Company made the following sales of unregistered securities during the fourth quarter of 2002:



                                                          Consideration Received
                                                            and Description of
                                                          Underwriting or Other      Exemption     If Option, Warrant or
                                                           Discounts to Market          from       Convertible Security,
                                                              Price Afforded        Registration    Terms of Exercise or
   Date of Sale    Title of Security     Number Sold          to Purchasers           Claimed            Conversion
   ------------    -----------------     -----------     -----------------------     --------      ---------------------
     11/6/02       Options to            130,000         Continued service;          4(2)          Vesting in three
                   purchase common                       Company will also                         equal annual
                   stock granted to                      receive exercise price                    installments on
                   employees                             upon exercise                             first, second and
                                                                                                   third anniversary of
                                                                                                   date of grant, subject
                                                                                                   to continued service;
                                                                                                   exercisable for a
                                                                                                   period of 10 years
                                                                                                   from the date of
                                                                                                   grant at an
                                                                                                   exercise price
                                                                                                   of $0.07 per
                                                                                                   share, the fair
                                                                                                   market value on
                                                                                                   the date of grant.

     11/6/02       Options to            50,000          Continued service;          4(2)          Vesting in two equal
                   purchase common                       Company will also                         installments on
                   stock granted to                      receive exercise price                    12/31/02 and
                   employee                              upon exercise                             3/31/03;  exercisable
                                                                                                   until 3/31/05 at an
                                                                                                   exercise price of
                                                                                                   $0.07 per share,
                                                                                                   the fair market
                                                                                                   value on the date
                                                                                                   of the grant.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important  Notice  Concerning   "Forward-looking   Statements"  in  this  Report
(Including Without Limitation in Items 1 and 6)

     1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the year ended December 31, 2002), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after December 31, 2002. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after December 31, 2002, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, gross margins and net income or loss. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

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

     Year Ended  December  31, 2002 as Compared to the Year Ended  December  31,
2001

     In May 2002, the Company transferred the assets of its remaining print publication, Individual Investor's Special Situations Report newsletter, to an unrelated third party, who assumed the deferred subscription liability of the newsletter. As a result of the transaction, the Company discontinued its Print Publications operations. The operating results relating to Print Publications operations have been segregated from continuing operations and reported within a separate line item on the consolidated statements of operations as discontinued operations.

     During the year ended December 31, 2001, the Company's Print Publications operations published and marketed Individual Investor magazine, a personal finance and investment magazine, and Individual Investor's Special Situations Report, a financial investment newsletter. On July 9, 2001, the Company completed the transactions (the "Magazine Sale") contemplated by an agreement with The Kiplinger Washington Editors, Inc., the publisher of Kiplinger's Personal Finance Magazine and discontinued publishing Individual Investor magazine. During the year ended December 31, 2001, the Company's Online Services operations operated www.individualinvestor.com, certain assets of which, including the domain name, were sold to an unrelated third party in November 2001.

     Net Loss from Continuing Operations

     The Company's net loss from continuing operations for the year ended December 31, 2002 was approximately $0.9 million, a decrease of approximately $5.7 million as compared to a net loss from continuing operations of approximately $6.6 million in 2001. The decrease in the loss from the prior year is primarily due to the 2001 writedowns of investments and a decrease in general and administrative expenses as a result of downsizing the Company's operations following the Magazine Sale and the sale of the Company's online operations. No income taxes were provided in 2002 because of the Company's net operating loss carryforwards. The basic and dilutive net loss from continuing operations per weighted average common share for the year ended December 31, 2002 was approximately $0.13 and $0.13, respectively as compared to a basic and dilutive loss per weighted average common share of $0.76 and $0.76, respectively, for the year ended December 31, 2001. There were approximately 21,000 fewer common shares outstanding at the end of December 2002 as compared to December 31, 2001.

     Operating Revenues

     No revenues were recorded for the year ended December 31, 2002 or 2001 for the Company's Index Licensing and Development segment.

     Operating Expenses

     Total operating expenses for the year ended December 31, 2002 decreased approximately 65%, to approximately $1.1 million as compared to approximately $3.1 million for the year ended December 31, 2001. The decline is attributable primarily to the reduction of expenses following the Magazine Sale and the discontinuation of the Online Services operations. Operating expenses for the year ended December 31, 2002 have been reduced by approximately $150,000, an amount received by the Company in the second quarter 2002 from a business assistance program related to the September 11, 2001 disaster.

     General and administrative expenses for the year ended December 31, 2002 decreased approximately 63%, to approximately $1.0 million as compared to approximately $2.7 million, for the year ended December 31, 2001. The decline is primarily attributable to a reduction in corporate headcount. General and administrative expenses for the year ended December 31, 2002 have been reduced by approximately $150,000, an amount received by the Company in the second quarter 2002 from a business assistance program related to the September 11, 2001 disaster offset by approximately $100,000 of potential operating cost increases related to the lease of the Company's office space.

     Depreciation and amortization expense for the year ended December 31, 2002 decreased approximately 78%, to approximately $0.1 million as compared to approximately $0.5 million for the year ended December 31, 2001. The decrease is primarily due to the disposal of assets related to the Magazine Sale and the disposition of furniture and fixtures and computer equipment in connection with the subleases that commenced May 2001 and January 2002, respectively.

     Gain on Sale of Furniture and Fixtures

     Gain on sale of furniture and fixtures for the year ended December 31, 2002 of approximately $0.1 million represents proceeds received from the sale of furniture and fixtures and computer equipment during the year.

     Gain on Disposition of Investments

     Gain on disposition of investments for the year ended December 31, 2002 of approximately $0.2 million represents proceeds from distributions received as a result of an investment that had previously been written off during the quarter ended December 31, 2000. There were no comparable gains for the year ended December 31, 2001.

     Impairment of Investments and Other Assets

     The Company recorded impairment in the third quarter of 2001 of approximately $2.7 million with respect to its investments in Tradeworx, Inc. (acquired in May 2000) and Pricing Dynamics Solutions, Inc. (acquired in February 2000). The Company reviewed the operations and financial position of these entities and concluded that it had incurred an other than temporary decline in the value of its Tradeworx, Inc. and Pricing Dynamics Solutions, Inc. investments. The Company adjusted the carrying value to estimated fair market value and accordingly reduced the carrying value of its investments by approximately $2.7 million. Additionally, the Company recorded a loss of approximately $0.8 million during the quarter ended December 31, 2001, as the Company sublet approximately 95% of its office space to two unrelated third parties and abandoned the space.

     Investment and Other Income

     Investment and other income for the year ended December 31, 2002 was approximately $13,000 as compared to approximately $95,000 for the year ended December 31, 2001. The decreased amount of investment income earned in 2001 compared to 2000 is primarily due to lower cash balances available for investment and a decrease in interest rates.

     Gain from Discontinued Operations

     The Company's gain from discontinued operations for the year ended December 31, 2002 was approximately $1.9 million, a gain of approximately $0.7 million as compared to a gain from discontinued operations of approximately $1.2 million for the year ended December 31, 2001. The gain from the discontinued print segment for the year ended December 31, 2002 was approximately $1.6 million, a decrease of approximately $0.5 million as compared to a gain from discontinued operations of approximately $2.1 million for the year ended December 31, 2001. The 2002 amount recognizes income in this discontinued operation as a result of Individual Investor's Special Situations Report newsletter in 2002 and deferred consulting revenue and deferred subscription revenue in connection with the July 2001 Magazine Sale. The amounts for the year ended December 31, 2001 reflect the net gain on the July 2001 Magazine Sale of $2.2 million and approximately $1.7 million of deferred consulting revenue and deferred subscription revenue earned in 2001 offset by the loss from the Print Publication operation prior to the sale.

     The gain from the Online Services discontinued segment for the year ended December 31, 2002 was approximately $0.4 million, an increase of approximately $1.3 million as compared to a loss from the Online Services discontinued segment of approximately $0.9 million for the year ended December 31, 2001. The 2002 gain is the adjustment of estimated expenses accrued upon the disposition of the segment during the year ended December 31, 2001.

     The basic and dilutive net income from discontinued operations per weighted average common share for the year ended December 31, 2002 was approximately $0.24, as compared to approximately $0.14 in 2001.

     At December 31, 2002, the remaining balance of deferred revenue related to discontinued operations is: deferred non-compete revenue, approximately $87,500, recognizable ratably through the second quarter of 2006; and net deferred subscription revenue, approximately $0.3 million, recognizable in decreasing monthly amounts through the second quarter of 2011.

     Net Income (Loss)

     The Company recorded net income for the year ended December 30, 2002 of approximately $1.1 million, as compared to a net loss of approximately $5.3 million for the year ended December 31, 2001. No income taxes were provided in 2002 due to the net operating loss carryovers or in 2001 due to the net loss. The basic net income (loss) per weighted average common share for the years ended December 31, 2002 and 2001 was approximately $0.11 and ($0.62), respectively. In 2001 and 2002, the exercise of stock options, warrants, and other securities convertible into shares of common stock were not assumed in the computation of dilutive loss per common share as the effect would have been anti-dilutive.

     Liquidity and Capital Resources

     As of December 31, 2002, the Company had cash and cash equivalents totaling approximately $0.5 million and negative working capital of approximately $0.3 million. Net cash used in operating activities during the year ended December 31, 2002 was approximately $1.1 million. Net cash provided by investing activities for the year ended December 31, 2002, was approximately $182,000. Net cash used in financing activities for the year ended December 31, 2002, was approximately $-0-. Net cash provided by discontinued operations for the year ended December 31, 2002, was approximately $38,000. The Company's cash and cash equivalents balance of approximately $0.5 million at December 31, 2002 represented a decrease of approximately $0.8 million from the December 31, 2001 balance.

     The Company's continuing operations are not generating any revenues.

     Over the past two years the Company has had discussions with a variety of parties concerning the potential license of the Company's indexes for the creation of financial products. With one exception, these discussions have not resulted in the Company licensing any of its indexes. As previously reported, the Company had licensed the America's Fastest Growing Companies(SM) Index to Nuveen Investments for the creation of an exchange-traded fund to be sponsored by Nuveen and based upon that index. After receiving an exemptive order it sought from the Securities and Exchange Commission to be allowed to sponsor this fund and filing with the SEC a registration statement, Nuveen did not take further action to have the registration statement declared effective nor did it launch such a fund. As a result, on November 1, 2002, the Company gave notice to Nuveen that the license was terminated effective January 30, 2003. There can be no assurance that the Company will execute licensing agreements with respect to its indexes, that financial products based upon such indexes would enter the market or that the Company would derive any material revenues with respect to any such licenses.

     The Company also has had discussions with a variety of parties concerning the potential assignment of the Company's indexes to a third party, in connection with which the Company receiving back a license to sponsor financial products based upon the indexes and is currently negotiating such a transaction with one party. There can be no assurance the Company will complete any such transaction or that the Company would be able to successfully sponsor financial products based upon the indexes. If the Company were successful in reaching such an agreement with a third party, the Company would still need to raise external financing of approximately $8 million to $10 million in order to be able to implement its business plan to sponsor and market these financial products, and there can be no assurance that the Company would be successful in raising such financing.

     A cash dividend of $157,600 payable on the Company's outstanding Series A Preferred Stock is included in the consolidated balance sheet as of December 31, 2002. The Company contacted the holder prior to the payment date to explain that the Company would not be making the December 31, 2002 dividend payment while it sought the financing it required to implement its business plan.

     If the Company continues to defer payment of the dividends accrued and accruing on the Series A Preferred Stock and the Company eliminates certain expenses within its control by the fourth quarter of 2003, the Company believes that its working capital and the amount it is entitled to receive from its landlord on a monthly basis will be sufficient to fund its presently limited operations and enable it to continue to seek through December 31, 2003 the external financing described above that it needs to implement its business plan to become a fund sponsor. Beyond that time, in all likelihood, the Company would need to cease operations if it does not obtain external financing. There can be no assurance that the Company would be able to obtain additional capital, nor can there be assurance as to the terms upon which the Company might be able to obtain additional capital. Obtaining any additional capital could result in a substantial dilution of an investor's equity investment in the Company.

     Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which is effective in 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. This standard, which the Company adopted in 2003, will not have a material effect on the Company's consolidated financial position or results of operations.

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

     In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement is effective for such activities implemented after January 1, 2003.

     In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company has evaluated the impact of the adoption of FIN 45, and does not believe it will have a material impact on the Company's financial position or results of operations because the Company is not currently the guarantor of any third party obligations,

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123, as amended. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.

     On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. The Company will adopt the provision of FIN No. 46 effective January 1, 2003 but does not believe it will have a material impact on the Company's financial position or results of operations as the Company does not have any involvement with variable interest entities.

     In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This standard, which the Company will adopt in 2003, will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          Page
                                                                          ----
  Independent Auditors' Report                                            16

  Consolidated Balance Sheet as of December 31, 2002                      17

  Consolidated Statements of Operations for the Years
  Ended December 31, 2002 and 2001                                        18

  Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2002 and 2001                          19

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002 and 2001                                              20

  Notes to Consolidated Financial Statements                              21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Index Development Partners, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Index Development Partners, Inc. (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
New York, New York
June 25, 2003

                        INDEX DEVELOPMENT PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                         December 31,
ASSETS                                                                       2002
                                                                      -------------------
Current assets:
      Cash and cash equivalents                                                $ 460,798
      Prepaid expenses and other current assets                                   62,218
                                                                      -------------------
                      Total current assets                                       523,016

Property and equipment - net                                                      90,961
Security deposits                                                                285,942
Other assets                                                                     299,292
                                                                      -------------------
                      Total assets                                           $ 1,199,211
                                                                      ===================

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                         $ 351,647
      Accrued expenses                                                           228,460
      Accrued preferred stock dividend                                           157,600
      Deferred consulting fees and non compete                                    87,500
                                                                      -------------------
                      Total current liabilities                                  825,207

Deferred subscription revenue                                                    624,964
                                                                      -------------------
                      Total liabilities                                        1,450,171
                                                                      -------------------


Stockholders' Deficit
      Preferred stock, $.01 par value, authorized 2,000,000 shares,
        7,880 issued and outstanding                                                  79
      Common stock, $.01 par value; authorized 40,000,000
         shares, 7,894,552, issued and outstanding                                78,946
      Additional paid-in capital                                              33,410,579
      Warrants                                                                   770,842
      Accumulated deficit                                                    (34,511,406)
                                                                      -------------------
                      Total stockholders' deficit                               (250,960)
                                                                      -------------------

                      Total liabilities and stockholders' deficit            $ 1,199,211
                                                                      ===================


See Notes to Consolidated Finanical Statements

                        INDEX DEVELOPMENT PARTNERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Year Ended December 31,
                                                           2002                   2001
                                                      ----------------       ----------------

Operating expenses:
      General and administrative                            $ 997,822            $ 2,666,450
      Depreciation and amortization                           103,545                468,159
                                                      ----------------       ----------------
      Total operating expenses                              1,101,367              3,134,609
                                                      ----------------       ----------------

      Gain on sale of furniture and fixtures                   70,871                      -

      Gain on disposition of investments                      151,980                      -

      Impairment of investments and other assets                    -             (3,530,268)
                                                      ----------------       ----------------

      Operating loss from continuing operations              (878,516)            (6,664,877)

      Investment and other income                              12,771                 95,296

                                                      ----------------       ----------------
      Net loss from continuing operations                    (865,745)            (6,569,581)
                                                      ----------------       ----------------

Discontinued operations
   Gain from print operations  (includes $ 69,499           1,593,737             2,104,078
   of gain in 2002 and $2,175,497 of gain in 2001
   with repect to the sale of print publications)
   Gain (loss) from online operations (includes               335,941               (867,853)
   $340,445  of loss on sale of online operations      ----------------       ----------------
   in 2001)
   Gain from discontinued operations                         1,929,678              1,236,225
                                                      ----------------       ----------------



Net income (loss)                                         $ 1,063,933           $ (5,333,356)
                                                      ================       ================


Basic and dilutive income (loss) per common share:
Continuing operations                                          ($0.13)                ($0.76)
Discontinued operations                                         $0.24                  $0.14
                                                      ----------------       ----------------
Net basic and dilutive income (loss) per share                  $0.11                 ($0.62)
                                                      ================       ================

Average number of common shares used in computing
      basic and dilutive income (loss) per common share     7,897,988              8,887,631


See Notes to Consolidated Financial Statements


                        INDEX DEVELOPMENT PARTNERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                         2002                       2001
                                                                  -------------------        -------------------
Cash flows from operating activities:
Net income (loss)                                                        $ 1,063,933               $ (5,333,356)
Reconciliation of net income (loss)  to net cash used in
operating activities:
      Gain from discontinued operations                                   (1,929,678)                (1,236,225)
      Loss on impairment of investments and other assets                           -                  3,530,268
      Gain on sale of furniture and fixtures
                   and investments                                          (222,851)                         -
      Depreciation and amortization                                          103,545                    468,159
      Stock option and warrant transactions                                   (7,574)                   (73,708)
      Changes in operating assets and liabilities:
        (Increase) decrease in:
           Prepaid expenses and other current assets                          93,511                    515,874
           Security deposits                                                  86,604                      3,035
       Increase (decrease) in:
           Accounts payable and accrued expenses                            (238,938)                   796,434
                                                                  -------------------        -------------------
      Net cash used in operating activities                               (1,051,448)                (1,329,519)
                                                                  -------------------        -------------------

Cash flows from investing activities:
Purchase of property and equipment                                           (40,543)                  (512,490)
Proceeds from sale of investments                                            151,980                          -
Net proceeds from sale of assets                                              70,871                          -
                                                                  -------------------        -------------------
      Net cash provided by (used in) investing activities                    182,308                   (512,490)
                                                                  -------------------        -------------------

Cash flows from financing activities:
Preferred stock dividends                                                          -                   (157,600)
                                                                  -------------------        -------------------
      Net cash (used in) financing activities                                      -                   (157,600)
                                                                  -------------------        -------------------

Net cash provided by (used in) discontinued operations                        38,494                 (1,403,423)
                                                                  -------------------        -------------------

Net decrease in cash and cash equivalents                                   (830,646)                (3,403,032)
Cash and cash equivalents, beginning of period                             1,291,444                 $4,694,476
                                                                  -------------------        -------------------

Cash and cash equivalents, end of period                                   $ 460,798                $ 1,291,444
                                                                  ===================        ===================


See Notes to Consolidated Financial Statements

                        INDEX DEVELOPMENT PARTNERS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIT)

                              Preferred Stock    Common Stock
                              ------------------------------------   Additional
                              Shares     Par     Shares       Par     Paid-in                Deferred    Accumulated
                              Issued    Value    Issued      Value    Capital    Warrants   Compensation   Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000    7,880     $79    8,972,886    $89,729  $33,576,719  $872,052   ($29,490)   ($29,926,783)   $4,582,306

Stock option and
 warrant transactions          -        -           -          -         (77,070) (101,210)    38,190         -            (140,090)

Repurchase and
cancellation of common stock   -        -     (1,063,531)   (10,635)     (85,082)      -          -           -             (95,718)

Cancellation of
common stock (restricted)      -        -        (22,803)      (228)      (5,033)      -          -           -              (5,261)

Issuance of common
stock (restricted)             -        -         29,000        290       12,760       -      (13,050)        -                 -

Net loss                       -        -           -           -             -        -          -        (5,333,356)   (5,333,356)

Preferred stock dividends      -        -           -           -             -        -          -          (157,600)     (157,600)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001    7,880     79     7,915,552     79,156   33,422,294   770,842     (4,350)    (35,417,739)   (1,149,718)

Amortization of
deferred compensation          -        -           -           -             -        -        2,925          -              2,925

Cancellation of
common stock (restricted)      -        -        (21,000)      (210)     (11,715)      -        1,425          -            (10,500)

Net income                     -        -           -           -             -        -          -          1,063,933    1,063,933

Preferred stock dividends      -        -           -           -             -        -          -           (157,600)    (157,600)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002    7,880    $79     7,894,552    $78,946  $33,410,579   $770,842    $ 0       $ (34,511,406)  $ (250,960)
====================================================================================================================================

                 See Notes to Consolidated Financial Statements

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Index Development Partners, Inc. and its subsidiaries (collectively, the "Company") has developed several stock indexes that it seeks to commercially exploit by becoming the fund sponsor for exchange-traded funds based on such indexes. Until 2002, the Company also published a semi-monthly newsletter, Individual Investor's Special Situations Report. During part of 2001, the Company also published Individual Investor magazine, a monthly personal finance magazine and operated certain websites and reported its operating results in two distinct business segments: Print Publications and Online Services. Between approximately October 1996 and September 2000, the Company's Print Publications segment also included Ticker, a magazine for investment professionals. The Company's Online Services segment included individualinvestor.com and, between approximately November 1998 and September 2000, InsiderTrader.com. In September 2000, the Company sold InsiderTrader.com and Ticker magazine to two different parties in two unrelated transactions. In July 2001, the Company sold the subscriber list of and discontinued publishing Individual Investor magazine (see
Note 4). In November 2001, the Company sold certain assets related to individualinvestor.com and subsequently discontinued its Online Services operations (see Note 4). As a result of these transactions, the Print Publications and Online Services segments are reported as discontinued operations for all periods.

     The Company's continuing operations are not generating any revenues. The Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. The Company has had discussions with a variety of parties concerning the potential assignment of the Company's indexes to a third party, in connection with which the Company receiving back a license to sponsor financial products based upon the indexes and is currently negotiating such a transaction with one party. There can be no assurance the Company will complete any such transaction or that the Company would be able to successfully sponsor financial products based upon the indexes. If the Company were successful in reaching such an agreement with a third party, the Company would still need to raise external financing in order to be able to implement its business plan to sponsor and market these financial products, and there can be no assurance that the Company would be successful in raising such financing.

     A cash dividend of $157,600 payable on the Company's outstanding Series A Preferred Stock is included in the consolidated balance sheet as of December 31, 2002. The Company contacted the holder prior to the payment date to explain that the Company would not be making the December 31, 2002 dividend payment while it sought the financing it required to implement its business plan.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans concerning these matters are also included in the preceding paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     If the Company continues to defer payment of the cash dividends accrued and accruing on the Series A Preferred Stock and the Company eliminates certain expenses within its control by the fourth quarter of 2003, the Company believes that its working capital and the amount it is entitled to receive from its landlord on a monthly basis will be sufficient to fund its presently limited operations and enable it to continue to seek through December 31, 2003 the external financing described above that it needs to implement its business plan to become a fund sponsor. Beyond that time, in all likelihood, the Company would need to cease operations if it does not obtain external financing. There can be no assurance that the Company would be able to obtain additional capital, nor can there be assurance as to the terms upon which the Company might be able to obtain additional capital. Obtaining any additional capital could result in a substantial dilution of an investor's equity investment in the Company.

     Principles of Consolidation - The consolidated financial statements include the accounts of Index Development Partners, Inc. and its subsidiaries:
Individual Investor Holdings, Inc., WisdomTree Capital Management, Inc., WisdomTree Administration, Inc., WisdomTree Capital Advisors, LLC, I.I. Interactive, Inc. I.I. Strategic Consultants, Inc. and Advanced Marketing Ventures, Inc. All of these subsidiaries are inactive and, with the exception of WisdomTree Capital Management, Inc., have been dissolved by proclamation in their various states of incorporation.

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

     Financial Instruments - For financial instruments including cash and cash equivalents, accounts payable and accrued expenses, the carrying amount approximated fair value because of their short maturity. Cash equivalents consist of investments in a government fund that invests in securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, which have original average maturities of 30 days or less.

     Impairment of Long-Lived Assets -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset's carrying amount.

     Stock-Based Compensation -- The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of the Company's stock and the exercise price. The Company's general policy is to grant options with an exercise price not less than the fair market value of the Company's stock on the date of grant. Transactions with non-employees in which goods or services are received by the Company for the issuance of stock options or other equity instruments are accounted for based on fair value, which is based on the value of the equity instruments or the consideration received, whichever is more reliably measured.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Pro forma  information  regarding  net  income  and  earnings  per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rates of 4.75% and 5.4%, respectively; volatility factors of the expected market price of the Company's common stock of 71% and 124%, respectively; a weighted-average expected life of the options of 5 years; and a dividend rate of 0% for both years. The weighted average option fair value at date of grant was $0.04 and $0.53 during 2002 and 2001, respectively.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                                                    Year Ended December 31,
                                                                       ------------------------------------------------
                                                                               2002                        2001
                                                                               ----                        ----

Net income (losses)                                                          $1,063,933                 $(5,333,356)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
    effects                                                                    (258,484)                   (334,683)
                                                                             -----------                ------------

    Pro forma net earnings (losses)                                          $   805,449                $(5,668,039)
                                                                             ===========                ============
Net income (loss) per share

    As reported: Basic and Diluted                                           $      0.11                    ($ 0.62)

    Pro forma: Basic and Diluted                                             $      0.08                    ($ 0.66)


     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities reported in the financial statements. Significant accounting estimates used include pro forma disclosures regarding the fair value of stock options granted in 2002 and 2001. Actual results could differ materially from those estimates.

     Recent Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which is effective in 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. This standard, which the Company adopted in 2003, will not have a material effect on the Company's consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003, with the effective date for certain provisions of SFAS No. 145 being May 15, 2002. The adoption of this statement will not have a material effect on our results of operations or financial position or cash flows of the Company.

     In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement is effective for such activities implemented after January 1, 2003.

     In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company has evaluated the impact of the adoption of FIN 45, and does not believe it will have a material impact on the Company's consolidated financial position or results of operations because the Company is not currently the guarantor of any third party obligations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123, as amended. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.

     On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. The Company will adopt the provision of FIN No. 46 effective January 1, 2003 but does not believe it will have a material impact on the Company's financial position or results of operations as the Company does not have any involvement with variable interest entities.

     In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This standard, which the Company will adopt in 2003, will not have a material effect on the Company's consolidated financial position or results of operations.

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

3.   INVESTMENTS

     On June 2, 1999, the Company, Kirlin Holding Corp ("Kirlin") and Venture Highway, Inc. (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 19.9% of the then-outstanding shares of common stock. The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and web sites. During the year ended December 31, 2000, the Company reduced the carrying value of its investments in Venture Highway by approximately $2.6 million, to zero. During the year ended December 31, 2002 the Company received distributions from Venture Highway of approximately $141,000. This amount has been recorded as a gain on disposition of investments. The Company has not accrued for any additional recoveries and will record such amounts, if any, when received.

     Also during the year ended December 31, 2002, the Company received a distribution from the domestic investment fund it formerly managed. The Company recorded a gain of $10,980 in connection with this distribution.

     On May 4, 2000, the Company and Tradeworx, Inc. ("Tradeworx") entered into an agreement pursuant to which the Company acquired 1,045,000 newly issued shares of common stock of Tradeworx, representing at the time a 7% stake (with warrants to acquire up to 10.5%), on a fully diluted basis, of Tradeworx. The purchase price was paid for in the form of a credit for Tradeworx to use to purchase advertising in the Company's magazines and websites during the 24 months ended August 1, 2002. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $1.1 million.

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

     On February 23, 2000, the Company and Pricing Dynamics Solutions, Inc. ("Pricing Dynamics") entered into an agreement pursuant to which the Company acquired 1,166,667 newly issued shares of common stock of Pricing Dynamics, representing at the time a 3.3% stake (on a fully-diluted basis) of Pricing Dynamics (constituting 7.4% of the then-outstanding shares). The purchase price was paid in the form of a credit for Pricing Dynamics to use to purchase advertising in the Company's magazines and web sites during the 21 months ended December 31, 2001. The investment and the deferred advertising revenues were recorded at the fair market value at the date of the transaction of approximately $1.5 million.

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

     On July 9, 2001, the Company completed the transactions (the "Magazine Sale") contemplated by an agreement ("Agreement") with The Kiplinger Washington Editors, Inc. ("Kiplinger"), the publisher of Kiplinger's Personal Finance Magazine ("KPFM"). Pursuant to the Agreement, the Company, among other things, sold to Kiplinger the subscriber list to the Company's Individual Investor magazine ("II"); agreed, until July 9, 2006, not to use the name "Individual Investor" for print periodical publishing or list rental purposes, except in connection with the Company's Individual Investor's Special Situations Report newsletter; and agreed to provide certain consulting services to Kiplinger until July 9, 2002. In return, Kiplinger agreed to provide II subscribers with KPFM, at no additional cost to II subscribers, for the number of issues of II that such subscribers have paid for but have not been served, representing approximately $2.6 million of deferred subscription liability of the Company; and paid the Company $3.5 million in cash, a portion of which was placed in escrow to secure certain obligations.

     The gain (loss) from discontinued operations consisted of the following components:

  PRINT PUBLICATIONS
                                              2002                  2001
                                              ----                  ----
     Revenues and other income              $ 1,550,637          $ 5,929,994
                                        ------------------     ----------------
     Gain (loss) from operations              1,524,238              (71,419)
     Gain from disposal                          69,499            2,175,497
                                        ------------------     ----------------
              Total                         $ 1,593,737          $ 2,104,078
                                        ==================     ================

  ONLINE SERVICES

                                              2002                  2001
                                              ----                  ----
     Revenues and other income              $        --          $ 1,256,331
                                        ------------------     ----------------
     Gain (loss) from operations                335,941             (527,408)
     Loss from disposal                              --             (340,445)
                                        ------------------     ----------------
              Total                         $   335,941          $  (867,853)
                                        ==================     ================

     Net current assets at December 31, 2002 and 2001 related to the Print Publications discontinued operation are approximately $0 and $251,000, respectively. Net current liabilities at December 31, 2002 and 2001 related to the Print Operations are approximately $295,000 and $643,000, respectively. Net current liabilities at December 31, 2002 and 2001 related to the Online Services discontinued operation are approximately $36,000 and $336,000, respectively.

     Deferred subscription revenue, net of amounts recoverable from purchasers of print operations recorded in other assets, of approximately $0.3 million is recognizable in decreasing monthly amounts through the second quarter of 2011.

5.   PROPERTY AND EQUIPMENT

                                                                 December 31,
                                                                     2002
                                                              ------------------
                Equipment                                            $283,071
                Furniture and fixtures                                 62,119
                Leasehold improvements                                168,378
                                                              ------------------
                                                                      513,568
                Less: accumulated depreciation
                   and amortization                                  (422,607)
                                                              ------------------
                                                                     $ 90,961
                                                              ==================

     Upon the completion of the sublease arrangements for office space in 2001, the Company abandoned the leasehold improvements related to the sublet space. Approximately, $0.9 million was recognized as a loss upon the abandonment of the leasehold and has been included in the recorded impairment of investments and other assets in 2001.

6.   ACCRUED EXPENSES

                                                             December 31,
                                                                 2002
                                                         ---------------------
                Accrued operating expenses                     $ 99,530
                Accrued professional fees                        65,500
                Prepaid sublease rentals                         52,048
                Other                                            11,382
                                                         ---------------------
                                                                $228,460
                                                         =====================

7.   COMMITMENTS AND CONTINGENCIES

     Litigation -The Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

     Profit Sharing Plan - The Company has a profit sharing plan (the "Plan"), subject to Section 401(k) of the Internal Revenue Code. All employees who complete at least two months of service and have attained the age of 21 are eligible to participate. The Company can make discretionary contributions to the Plan, but none were made in 2002 and 2001.

     Lease Agreements - The Company leases office space in New York City under an operating lease that expires on March 31, 2004. In May 2001, the Company commenced a sublease of a portion of its headquarters office space to an unrelated third party and in January 2002 the Company commenced a sublease of another portion of it headquarters office space to a different unrelated third party. Effective April 30, 2003, the Company and its landlord entered into a Partial Assignment of Lease and Assignment of Subleases, the effect of which is that the Company (i) continues to lease approximately 5% of its former space, with a corresponding reduction in base rental expense, and (ii) will be paid by the landlord on a monthly basis approximately $9,000, an amount that is equal to the difference between the higher monthly payments the Company's two former sub-lessors were obligated to pay the Company and the lower amount that the Company was obligated to pay the landlord with respect to the formerly sublet space, plus the cost of electricity for the entire space (which averaged approximately $3,000 per month in 2002). The Company also subleases its former office space in New York City under an operating lease that expires March 1, 2005. All of the above leases and subleases provide for escalation of lease payments as well as real estate tax increases. Rent expense for the years ended December 31, 2002 and 2001 was approximately $0.1 million and $1.2 million, respectively. Future minimum lease payments and related sublease rentals receivable with respect to non-cancelable operating leases are approximately as follows:


                          Future Minimum                Rents Receivable
       Year              Rental Payments                 Under Sublease
       ----          ------------------------     --------------------------
   2003                      $589,000                      $610,000
   2004                       300,000                       303,000
   2005                        36,000                        35,000
   Thereafter                       0                             0
                     ------------------------     --------------------------
            Total            $925,000                      $948,000
                     ========================     ==========================


     The Company had an outstanding letter of credit totaling $250,000 related to the security deposit for the Company's New York City corporate office space. The Company had received letters of credit from its sublease tenants in the aggregate amount of approximately $145,000. Effective April 30, 2003, the Company's security deposit was reduced to $11,770 and the Company transferred the letters of credit from its subtenants to its landlord.

8.   INCOME TAXES

     The Company has available net operating loss carryforwards ("NOL") totaling approximately $24.0 million. Based upon a change of ownership, which transpired in December 1991, the utilization of approximately $2.1 million of pre-change NOL are limited in accordance with Section 382 of the Internal Revenue Code, which affects the amount and timing of when the NOL can be offset against taxable income. Then Company's NOL expire at differing amounts between January 1, 2003 through 2021. The Company also has an unrealized tax loss of approximately $5.8 million related to the impairment of its investments (see
Note 3). The tax effects of temporary differences from discontinuing and continuing operations that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001, respectively, are presented below:


                                                                2002                                2001
                                                                ----                                ----
Deferred tax assets:
   Net operating loss carryforwards                          10,600,000                  $       10,822,000
   Unrealized tax loss                                        2,604,000                           2,473,000
    Deferred revenues                                           202,000                             625,000
    Net fixed assets                                            578,000                             290,000
   Other                                                              -                             254,000
                                                    -----------------------------       -----------------------------
   Total                                                     13,984,000                          14,464,000
Deferred tax liabilities:                                             -                                   -
                                                    -----------------------------       -----------------------------
                                                             13,984,000                          14,464,000
Less: valuation allowance                                    13,984,000                          14,464,000
                                                    -----------------------------       -----------------------------
Net deferred tax asset                              $                 -                  $                -
                                                    =============================       =============================

     The provision for income taxes from continuing operations for the years ended December 31, 2002 and 2001, respectively, is different than the amount computed using the applicable statutory Federal income tax rate with the difference summarized below:


                                                                       2002                               2001
                                                                       ----                               ----
Hypothetical income tax benefit
   at the US Federal statutory rate                                 ($303,000)                         ($2,299,353)
Hypothetical State and local income taxes benefit,
   less US Federal income tax benefit                                 (87,000)                            (447,000)
Permanent differences                                                   1,000                              118,000
Unrealized tax loss                                                         -                            1,286,000
Net operating loss benefit not recognized                             389,000                            1,272,353
                                                          -------------------------------     -----------------------------
                                                          $                 -                 $                  -
                                                          ===============================     =============================

9.   STOCK OPTIONS

     In April 2002, the Company's board of directors and its chief executive officer, Jonathan Steinberg, agreed that between April 16, 2002 and December 31, 2002, Mr. Steinberg would receive no cash salary and instead would be granted a ten-year option to purchase the Company's Common Stock at an exercise price of $0.05 per share (the fair market value of the Common Stock on the date of the grant), vesting in bimonthly installments. Pursuant to that agreement, in April 2002, Mr. Steinberg was granted such an option for an aggregate of approximately
3.6 million shares, vesting bimonthly between April 30, 2002 and December 31, 2002, in installments of between approximately 208,000-216,000 shares. Together with a similar grant to another employee in lieu of foregoing a portion of his salary, the total number of options granted to employees during 2002 is 3,893,985 options. On July 31, 2002, the Company granted a director an option to purchase 30,000 shares of the Company's common stock at an exercise price of $0.04 per share.

     In May 2001, the Stock Option Committee, pursuant to the Company's 2000 Performance Equity Plan, awarded 223,000 shares of authorized but unissued Common Stock in the aggregate to certain employees subject to the terms of a restricted stock agreement. 194,000 of these shares were cancelled during 2001 and an additional 21,000 were cancelled in March 2002 upon the termination of employment of the respective employees. The restriction period on the remaining shares expired in May 2002.

     The Company has six stock option plans: the 1991 Stock Option Plan, the 1993 Stock Option Plan, the 1996 Performance Equity Plan, the 1996 Management Incentive Plan; the 2000 Performance Equity Plan ("2000 Plan") and the 2001 Performance Equity Plan ("2001 Plan") (collectively, the "Plans"). Under the Plans, the Company can issue a maximum of 4,200,000 shares of Common Stock. Options issued pursuant to the Plans may be exercisable for a period of up to 10 years from the date of the grant. Options granted pursuant to the 1991 Stock Option Plan must be at an exercise price which is not less than the fair market value of the stock at the date of grant; options granted pursuant to the other Plans may have, but to date have not had, exercise prices less than the fair market value at the date of grant.

     In addition to the Plans, the Company has options outstanding that were granted outside of the Plans. These options were granted at fair market value at the date of grant and expire at various dates through November, 2012.

     Activity in the Plans noted above is summarized in the following table:


                                             2002                                      2001
                                             ----                                      ----
                                                    Weighted
                                                     Average                               Weighted Average
                                   Options        Exercise Price             Options        Exercise Price
                                   -------        --------------             -------        --------------
Options outstanding,
   January 1                       1,330,501            $1.37              1,291,043              $2.90
Granted                              319,693            $0.06              1,109,000              $0.46
Exercised                                                - -                 (62,697)              - -
Canceled                            (682,001)           $1.66             (1,006,845)             $2.41
                             -------------------                       -------------------
Balance, December 31                 968,193            $0.63              1,330,501              $1.37
                             ===================                       ===================


     Options exercisable under the Plans at December 31, 2002 and 2001, respectively, were 475,692 and 457,876, respectively, at weighted average exercise prices of $0.92, and $2.71, respectively. At December 31, 2002 and 2001, respectively, options available for grant under the Plans were 1,380,655 and 2,020,347, respectively, while total shares of Common Stock reserved for future issuances under the Plans were 2,348,848 and 3,350,848, respectively.

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

     Options granted outside of the Plans are as follows:


                                                2002                                 2001
                                                ----                                 ----
                                                       Weighted                            Weighted
                                                       Average                              Average
                                     Options        Exercise Price       Options        Exercise Price
                                     -------        --------------       -------        --------------
Options outstanding,
January 1                            1,498,650            $2.59        1,658,150              $2.73
Granted                              3,604,292            $0.05          130,000              $0.45
Exercised                                    -             -                   -               -
Canceled                              (728,650)           $5.37         (289,500)             $2.45
                                 -----------------                   ----------------
Balance, December 31                 4,374,292            $0.39        1,498,650              $2.59
                                 =================                   ================

     Options granted outside the Plans that were exercisable at December 31, 2002 and 2001, respectively, were 4,334,292 and 1,358,5650, respectively, at weighted average exercise prices of $0.39 and $2.79, respectively.

     The following table summarizes information about total stock options outstanding at December 31, 2002:


                                           Options Outstanding                               Options Exercisable
                                           -------------------                               -------------------

                            Number         Weighted-Average                               Number
  Range of Exercise     Outstanding at         Remaining         Weighted-Average     Exercisable at     Weighted-Average
        Prices            12/31/2002       Contractual Life       Exercise Price        12/31/2002        Exercise Price
        ------            ----------       ----------------       --------------        ----------        --------------
$0.4062- $1.250           5,158,985               8.09                  $0.25            4,628,984              $0.24
$2.00-$4.00                 153,500               2.21                  $2.17              151,000              $2.16
$4.25-$4.4375                30,000               6.95                  $4.44               30,000              $4.44
                        ----------------                                            -------------------
                          5,342,485               7.60                  $0.43            4,809,984              $0.44
                        ================                                            ===================

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

     Issuance of Preferred Stock - On December 2, 1998, the Company issued a total of 10,000 shares of Series A Preferred Stock ("Series A Preferred Stock") to two parties unrelated to the Company pursuant to Stock Purchase Agreements, for an aggregate purchase price of $2.0 million. The Series A Preferred Stock has a par value of $.01 per share and a stated value of $200 per share. The Series A Preferred Stock is convertible into the Company's Common Stock at a conversion price of $2.12 per share, subject to adjustment for stock splits, recapitalizations, and the like. Any unconverted shares will be subject to mandatory conversion into the Company's Common Stock on December 31, 2003. The conversion price of the Series A Preferred Stock was 17% higher than the closing price of the Company's Common Stock ($1.81) on the last trading day prior to the execution of the Stock Purchase Agreements. The Series A Preferred Stock will be entitled to receive a cumulative ten percent (10%) per annum cash dividend, payable annually on December 31 of each year, commencing December 31, 1999, or, if earlier, upon conversion of the shares of Series A Preferred Stock. The Series A Preferred Stock shall have a liquidation preference of $200 per share plus any accrued and unpaid dividends. Shares of Common Stock into which the Series A Preferred Stock may be converted were registered for resale in October

1999. On September 21, 2000, 2,120 shares Series A Preferred Stock were converted at the conversion price of $2.12 per share into 200,000 shares of Common Stock. At December 31, 2002, 7,880 shares of Series A Preferred Stock remained outstanding. These shares of Series A Preferred Stock are convertible into 743,396 shares of Common Stock.

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

     In 2000, in connection with the sale by the Company of two Internet domains for cash consideration of $1.0 million, the Company issued a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. This warrant may be exercised at any time until August 10, 2003.

     Since 2000, there has been no issuance or cancellation of warrants.

11.  NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing the net income (loss), after deducting dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of outstanding shares of Common Stock and common equivalent shares during the period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. In 2001 and 2002, the exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of dilutive loss per common share, as the effect would have been antidilutive.

     The   computation   of  basic  net  income  (loss)   applicable  to  common
shareholders is as follows:


                                                                                 2002                              2001
                                                                                 ----                              ----
         Net loss from continuing operations                                  ($ 865,745)                      ($6,569,581)
         Preferred stock dividends                                              (157,600)                         (157,600)
                                                                      ----------------------------      ----------------------------
         Net loss from continuing operations applicable to common             (1,023,345)
             shareholders                                                                                       (6,727,181)
         Income from discontinued operations                                   1,929,678                         1,236,225
                                                                      ----------------------------      ----------------------------
         Net income (loss) applicable to common shareholders                    $906,333                       ($5,490,956)
                                                                      ============================      ============================

     The  reconciliation  of the number of shares used in calculating net income
(loss) applicable to common shareholders is as follows:

                                                                         2002                             2001
                                                                         ----                             ----
Balance January 1,                                                     7,915,552                        8,972,886
Repurchase and cancellation of common stock                                                              (203,965)
Cancellation of restricted shares                                        (17,564)                         (24,255)
Issuance of restricted shares                                                                             142,965
                                                              ---------------------------      ----------------------------
Balance December 31,                                                   7,897,988                        8,887,631
                                                              ===========================      ============================

12.  SUPPLEMENTARY  INFORMATION  -  SELECTED  QUARTERLY  DATA  (Unaudited)

                2002 Quarters


                                                              1st              2nd              3rd             4th
                                                        -------------    --------------    ------------     ------------
Revenues                                                $     -          $         -       $        -       $        -
Operating expenses                                            385,240           116,880         347,672          251,575
Gain on sale of assets                                         70,713
Gain on disposition investments                                84,926                                             67,054
                                                        ---------------- ---------------- ---------------- ---------------
Operating loss from continuing operations                    (229,601)         (116,880)       (347,672)        (184,363)
Investment and other income                                     4,837             3,366           2,964            1,604
                                                        ---------------- ---------------- ---------------- ---------------
Net loss from continuing operations                          (224,764)         (113,514)       (344,708)        (182,759)
Gain from discontinued operations                             474,334           497,045         569,568          388,731

Net income                                              $     249,570    $      383,531   $     224,860    $     205,972
                                                        ================ ================ ================ ===============

Basic and dilutive income (loss) per common share:
Continuing operations                                   $       (0.03)   $        (0.02)  $       (0.05)   $       (0.03)
Discontinued operations                                 $        0.06    $         0.06   $        0.07    $        0.05
                                                        ---------------- ---------------- ---------------- ---------------
Net income per share                                    $        0.03    $         0.04   $        0.02    $        0.02
                                                        ================ ================ ================ ===============

Average number of common shares used in
   in computing loss per common share                       7,927,485         7,894,552       7,894,552        7,894,552

                2001 Quarters

                                                              1st              2nd              3rd               4th
                                                        -------------    --------------   ------------     ------------
Revenues                                                $         -      $          -     $       -        $        -
Operating expenses                                          1,107,306           798,951         571,022         657,329
Gain on sale of assets                                            -                 -            20,355               -
Impairment of investment                                          -                 -        (2,678,546)       (851,722)
                                                        ---------------- ----------------- --------------- ---------------
Operating loss                                             (1,107,306)         (798,951)     (3,229,213)     (1,509,051)
Investment and other income                                    52,419            15,855          19,214           7,808
                                                        ---------------- ---------------- ---------------- ---------------
Net loss from continuing operations                        (1,054,887)         (783,096)     (3,209,999)     (1,521,599)
Gain (loss) from discontinued operations                     (600,283)       (1,554,513)       2,482,247        908,774

Net loss                                                $  (1,655,170)   $   (2,337,609)   $    (727,752)  $   (612,825)
                                                        ================ ================ ================ ===============

Basic and dilutive income (loss) per common share:
Continuing operations                                   $       (0.12)   $        (0.09)   $        (0.37) $      (0.19)
Discontinued operations                                 $       (0.07)   $        (0.17)   $         0.28  $       0.11
                                                        ---------------- ---------------- ---------------- ---------------

Net loss per share                                      $       (0.19)   $        (0.26)   $        (0.09) $      (0.08)
                                                        ================ ================ ================ ===============

Average number of common shares used in
   in computing loss per common share                       8,972,672         9,093,775         8,909,661     8,380,657


     The above tables have been reclassified for the effects of SFAS No. 144 on discontinued operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER.

     As of May 9, 2003, the Company's directors and executive officers and their ages and positions are as follows:

               Name                 Age                   Position
               ----                 ---                   --------
     Jonathan L. Steinberg          38             Chairman of the Board
                                                   and Chief Executive Officer

     S. Christopher Meigher III     56             Director

     E. Drake Mosier                35             Director

     Peter M. Ziemba                45             Director

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

     E. Drake Mosier has served as a director of the Company since December 1999. In January 1995, Mr. Mosier founded 401k Forum, Inc., the predecessor to mPower, Inc., which provides online, institutional quality investment advice for non-high net worth retail investors. From August 1995 until November 1999, Mr. Mosier served as Chairman of the Board of Directors and Chief Executive Officer and since November 1999 has served as Vice Chairman of mPower, Inc. From November 1999 to July 2001, Mr. Mosier served as Chairman of the Board and Chief Executive Officer of mPower Europe, Ltd. Prior to founding mPower, Mr. Mosier worked at Salomon Smith Barney, Inc. designing and managing institutional 401(k) plans. Since July 2001, Mr. Mosier has been a private equity investor.

     Peter M. Ziemba has served as a director of the Company since June 1996. Mr. Ziemba is an attorney and has been a partner of the law firm Graubard Miller for more than five years and has been employed there since 1982. Graubard Miller is our outside general counsel.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during its fiscal year ended December 31, 2002, all its officers, directors and ten-percent stockholders complied with the

Section 16(a) reporting requirements, except that S. Christopher Meigher III filed one Form 4 late, which Form 4 reported one transaction.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation for the three fiscal years ended December 31, 2002, 2001 and 2000, for the Company's Chief Executive Officer and each other executive officers whose compensation exceeded $100,000 for the fiscal year ended December 31, 2002.


----------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
--------------------------------------- ------- --------------------------- ------------------------------------------
     Name and Principal Position         Year      Annual Compensation               Long-Term Compensation
--------------------------------------- ------- --------------------------- ------------------- ----------------------
                                                 Salary ($)     Bonus ($)       Number of             All Other
                                                                               Options (#)          Compensation ($)
--------------------------------------- ------- --------------- ----------- ------------------- ----------------------
Jonathan L. Steinberg                   2002        68,240(1)       -          3,604,292(1)               -
    Chairman of the Board and Chief     2001       230,000          -            420,000                  -
    Executive Officer                   2000       230,000          -               -                     -
--------------------------------------- ------- --------------- ----------- ------------------- ----------------------

Gregory E. Barton                       2002       159,338            -                                   -
    Former President, Chief Financial   2001       200,000      62,500(2)         50,000                  -
    Officer, General Counsel and        2000       200,000      62,500(2)        325,000                  -
    Secretary                                                                       -
--------------------------------------- ------- --------------- ----------- ------------------- ----------------------

(1) In April 2002, the Company's board of directors and Mr. Steinberg agreed that between April 16, 2002 and December 31, 2002, Mr. Steinberg would receive no cash salary and instead would be granted a ten-year option to purchase the Company's Common Stock at an exercise price of $0.05 per share (the fair market value of the Common Stock on the date of the grant). The option had a Black-Scholes value (calculated on the April 2002 grant date) equal to the amount of cash salary that Mr. Steinberg otherwise would have received.

(2) In 2000, Mr. Barton was awarded a bonus of $125,000 for services performed for the Company and as an incentive for continued employment. One-half of the bonus was paid in 2000 and one-half was earned and paid in April 2001.

Compensation Arrangements for Current Executive Officers

     Jonathan L. Steinberg does not have a written employment agreement and since 1997, with the exception noted below, he has received an annual base salary of $230,000. In April 2002, the Company's board of directors and Mr. Steinberg agreed that between April 16, 2002 and December 31, 2002, Mr. Steinberg would receive no cash salary and instead would be granted a ten-year option to purchase the Company's Common Stock at an exercise price of $0.05 per share (the fair market value of the Common Stock on the date of the grant), vesting in bimonthly installments, each installment of which would have a Black-Scholes value (calculated on the April 2002 grant date) equal to the amount of cash salary that Mr. Steinberg otherwise would have received. Pursuant to that agreement, in April 2002 Mr. Steinberg was granted such an option for an aggregate of approximately 3.6 million shares, vesting bimonthly between April 30, 2002 and December 31, 2002, in installments of between approximately 208,000-216,000 shares. The average consideration per option the Company received (i.e., the amount of salary the Company saved) by granting the option was slightly above $0.045. In the event that any such option is exercised, the average consideration per share the Company will receive would be slightly above $0.095 (the sum of the approximately $0.045 in saved salary, plus the $0.05 exercise price the Company would receive) - an amount that is more than 90% greater than the fair market value of the Common Stock on the date of grant.

     The Company employed Gregory E. Barton pursuant to a written employment agreement, which did not have a specific term of employment, and which provided for an annual base salary of $200,000. In November 2002, Mr. Barton terminated his employment and accepted employment with an unrelated third party.

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


-----------------------------------------------------------------------------------------------------------
                                   OPTIONS GRANTED IN LAST FISCAL YEAR
------------------------------- ------------------ ---------------- ------------------- -------------------
                                    Number of           Total
                                   Securities          Options
                                   Underlying        Granted to
                                 Options Granted    Employees in      Exercise Price        Expiration
      Name of Executive                (#)         Fiscal Year (%)    Per Share ($)            Date
------------------------------- ------------------ ---------------- ------------------- -------------------
Jonathan L. Steinberg                   3,604,292        93.3              0.05               4/2/12
------------------------------- ------------------ ---------------- ------------------- -------------------
Gregory E. Barton                          50,000         1.3              0.07              3/31/05
------------------------------- ------------------ ---------------- ------------------- -------------------


     The following table sets forth the fiscal year end option values of outstanding options at December 31, 2002 and the dollar value of unexercised, in-the-money options for our executive officers identified in the Summary Compensation table above.


----------------------------------------------------------------------------------------------------------------------
                    AGGREGATED FISCAL YEAR END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
           Name                    Number of Securities Underlying         Dollar Value of Unexercised in-the-Money
                               Unexercised Options at Fiscal Year End            Options at Fiscal Year End(1)
---------------------------- --------------------- ---------------------- --------------------- ----------------------
                               Exercisable (#)       Unexercisable (#)      Exercisable ($)       Unexercisable ($)
---------------------------- --------------------- ---------------------- --------------------- ----------------------
Jonathan L. Steinberg               4,389,292              315,000                288,343                     0
---------------------------- --------------------- ---------------------- --------------------- ----------------------
Gregory E. Barton                      25,000               25,000                  1,500                 1,500
---------------------------- --------------------- ---------------------- --------------------- ----------------------


(1) These values are based on the difference between the closing sale price of the Common Stock on December 31, 2002 ($0.13) and the exercise prices of the options.

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

2001 Performance Equity Plan

     In April 2001, the Company adopted the 2001 Performance Equity Plan ("2001 Plan"). The 2001 Plan covers 1,000,000 shares of Common Stock, and is similar to our 1993, 1996 and 2000 Plans, except that incentive options may not be granted since shareholder approval for the 2001 Plan was not obtained within one year of its adoption. The 2001 Plan is administered by the stock option committee pursuant to the powers delegated to it by the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of June 19, 2003, with respect to the Common Stock ownership of (i) those persons or groups known to beneficially own more than 5% of the Company's voting securities, (ii) each director and director-nominee of the Company, (iii) each current executive officer whose compensation exceeded $100,000 in the 2002 fiscal year, and (iv) all current directors and executive officers of the Company as a group.


                                                       Amount and Nature of                Percent of Class
Name of Beneficial Owner                              Beneficial Ownership(1)            of Voting Securities
------------------------                             ------------------------          ------------------------
Jonathan L. Steinberg                                           5,339,302(2)                     43.0%

American Financial Group, Inc.                                    743,396(3)                      8.6%

Reliance Insurance Company                                        666,666(4)                      8.4%

Saul P. Steinberg                                                 621,424(5)                      7.9%

S. Christopher Meigher III                                         90,000(6)                      1.1%

Peter M. Ziemba                                                    80,000(7)                      1.0%

E. Drake Mosier 60,000(8) *

Gregory E. Barton                                                 50,000 (9)                      *

All directors and executive                                    5,569,302(10)                    44.1%
   officers as a group (4 persons)
---------------------

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

(2) Includes 4,494,292 shares of Common Stock issuable upon the exercise of presently exercisable options. Does not include 210,000 shares of Common Stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days. The business address of Jonathan L. Steinberg is 125 Broad Street, 14th Floor, New York, New York 10004.

(3) Represents 7,880 shares of 10% Series A Preferred Stock that is convertible into 743,396 shares of the Company's Common Stock for which American Financial Group, Inc. shares investment power with Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner. The business address of American Financial Group, Inc. is One East Fourth Street, Cincinnati, Ohio 45202. Information is derived from a Schedule 13G filed with the Securities and Exchange Commission on January 27, 2003.

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

(6) Represents 90,000 shares of Common Stock issuable upon the exercise of presently exercisable options. Does not include 10,000 shares of Common Stock issuable upon exercise of options that are not currently exercisable and that will not become exercisable within the next 60 days.

(7) Represents 80,000 shares of Common Stock issuable upon the exercise of presently exercisable options. (8) Represents 60,000 shares of Common Stock issuable upon the exercise of presently exercisable options. (9) Represents 50,000 shares of Common Stock issuable upon the exercise of presently exercisable options. (10) Includes 4,724,292 shares of Common Stock issuable upon the exercise of options presently exercisable or exercisable within the next 60 days. Does not include 230,000 shares of Common Stock issuable upon exercise of options, which are not exercisable within the next 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth certain information at December 31, 2002 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.


-------------------------- ---------------------------- -------------------------- ------------------------------------
                                                                                     Number of Securities Remaining
                           Number of Securities to be       Weighted-Average          Available for Future Issuance
                             Issued upon Exercise of        Exercise Price of        under Equity Compensation Plans
                              Outstanding Options,        Outstanding Options,     (excluding securities reflected in
      Plan Category            Warrants and Rights         Warrants and Rights              the first column)
-------------------------- ---------------------------- -------------------------- ------------------------------------
Equity Compensation                     968,193                   $0.63                         1,380,655
Plans Approved by
Security Holders
-------------------------- ---------------------------- -------------------------- ------------------------------------
Equity Compensation                   4,689,292                   $0.39                          870,000
Plans Not Approved by
Security Holders (1)-(8)
-------------------------- ---------------------------- -------------------------- ------------------------------------

(1) On April 7, 1994, the Company granted to its Chief Executive Officer, in connection with his ongoing employment, 500,000 ten-year options outside of the Company's stockholder-approved equity compensation plans, 250,000 of which had an exercise price of $4.9375 per share, 125,000 of which had an exercise price of $6.65 per share and 125,000 of which had an exercise price of $7.50 per share. The exercise price of all of these options was amended in November 1998 to be $1.25 per share. No portion of these options had been exercised as of December 31, 2001.

(2) On June 23, 1995, the Company granted to its Chief Executive Officer, then-President and then-Chief Financial Officer, in connection with their ongoing employment, ten-year options outside of the Company's stockholder-approved equity compensation plans, of which there were outstanding at December 31, 2001 183,334 options with an exercise price of $5.75 per share. As a result of subsequent agreements between the company and the optionees, 103,334 of these options expired in September 2002 and the exercise price of 80,000 of these options was amended in November 1998 to be $1.25 per share.

(3) On December 15, 1998, the Company granted to its then-financial advisor, in connection with its provision of financial advisory services, a five-year warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $2.15625 per share. No portion of this warrant had been exercised as of December 31, 2001.

(4) On December 23, 1998, the Company granted to one of its non-employee directors in connection with his services as a director an option expiring in June 2005 for 30,000 shares with an exercise price of $2.00 per share, in exchange for cancellation of an existing 30,000 share option held by such director. No portion of this option had been exercised as of December 31, 2001.

(5) On November 29, 1999, the Company granted to its then-financial advisor, in connection with its provision of financial advisory services, a five-year warrant to purchase 15,000 shares of the Company's common stock at an exercise price of $2.91875 per share. No portion of this warrant had been exercised as of December 31, 2001.

(6) On December 14, 1999, the Company granted to one of its non-employee directors in connection with his services as a director a ten-year option for 30,000 shares with an exercise price of $4.4375 per share. No portion of this option had been exercised as of December 31, 2001.

(7) On May 14, 2001, the Company granted to its non-employee directors in connection with their services as directors ten-year options for an aggregate of 130,000 shares (30,000 for each of three such directors and 40,000 for one such director) with an exercise price of $0.45 per share. No portion of these options had been exercised as of December 31, 2001, but an option to purchase 10,000 shares to one director has been forfeited upon the resignation of such director in March 2003.

(8) On April 2, 2002, the Company granted to its Chief Executive Officer, in lieu of salary, a ten-year option for 3,604,292 shares with an exercise price of $0.05 per share. No portion of this option had been exercised at December 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

     The following financial statements of the Issuer are filed as part of this report:

Independent Auditors' Report;
Consolidated Balance Sheets as of December 31, 2002;
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001;
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2002 and 2001;
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001; and
Notes to Consolidated Financial Statements

(a) (3)  Exhibits

    Exhibit No.                            Description                                         Method of Filing
    -----------                            -----------                                         ----------------
        3.1          Amended and Restated Certificate of Incorporation of     Incorporated by reference to Exhibit 3.2 to the
                     the Issuer, as amended  through June 22, 1999            Form 10-Q for the quarter ended June 30, 1999 (the
                                                                              "6/99 Form 10-Q")

       3.1.1         Amended and Restated Certificate of Incorporation of     Incorporated by reference to Exhibit 3.2 to the
                     the Issuer, as amended through June 18, 2002             Form 10-Q for the quarter ended June 30, 2002 (the
                                                                              "6/02 Form 10-Q")

       3.1.2         Certificate of Amendment to the Amended and Restated     Incorporated by reference to Exhibit 3.1 to the
                     Certificate of Incorporation of the Issuer               6/02 Form 10-Q

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

        4.2          Certificate of Designations, Preferences and Other       Incorporated by reference to Exhibit 10.1 to the
                     Rights and Qualifications  of Series A Preferred         Issuer's Form 8-K filed December 14, 1998 (the
                                                                              "12/14/98 Form 8-K")

       10.1+         Indemnification Agreement dated as of August 19, 1991,   Incorporated by reference to Exhibit 10.3 to the
                     between the Issuer and Jonathan L. Steinberg             Form S-18

       10.2+         Indemnification Agreement dated as of June 19, 1996,     Incorporated by reference to Exhibit 10.4 to the
                     between the Issuer and Peter M. Ziemba                   Form 10-K for the year ended December 31, 1998
                                                                              (the "1998 Form 10-K")


    Exhibit No.                            Description                                         Method of Filing
    -----------                            -----------                                         ----------------

       10.3+         Indemnification Agreement dated as of June 17, 1998,     Incorporated by reference to Exhibit 10.1 to the
                     between the Issuer and S. Christopher Meigher III        Form 10-Q for the quarter ended March 31, 1999

       10.4+         Indemnification Agreement dated as of December 15,       Incorporated by reference to Exhibit 10.2 to the
                     1999, between the Issuer and E. Drake Mosier             Form 10-Q for the quarter ended March 31, 2000

       10.5+         Form of 1991 Stock Option Plan of the Issuer             Incorporated by reference to Exhibit 10.13 to the
                                                                              Form S-18

       10.6+         Form of 1993 Stock Option Plan of the Issuer             Incorporated by reference to Exhibit 4.2 to the
                                                                              Issuer's Registration Statement on Form S-8 (File
                                                                              No. 33-72266)

       10.7+         Form of 1996 Performance Equity Plan of the Issuer       Incorporated by reference to Exhibit 10.43 to the
                                                                              Form 10-KSB for the year ended December 31, 1995
                                                                              ("1995 Form 10-KSB")

       10.8+         Form of 1996 Management Incentive Plan of the Issuer     Incorporated by reference to Exhibit  4.10 to the
                                                                              Issuer's Registration Statement on Form S-8 (File
                                                                              No. 333-17697)

       10.9+         Form of 2000 Performance Equity Plan of the Issuer       Incorporated by reference to Appendix A to
                                                                              definitive Proxy Statement dated May 17, 2000

      10.10+         Form of 2001 Performance Equity Plan of the Issuer       Filed herewith.

      10.11+         Form of Stock Option Agreement dated as of May 9, 1997   Incorporated by reference to Exhibit 10.4 to the
                     between the Issuer and each of Jonathan Steinberg,       Form 10-QSB for the quarter ended June 30, 1997
                     Robert Schmidt, Scot Rosenblum, and Michael Kaplan

      10.12+         Agreement dated as of November 19, 1998 between          Incorporated by reference to Exhibit 10.21 to the
                     Jonathan Steinberg and the Issuer                        1998 Form 10-K

      10.13+         Stock Option Agreement dated as of January 3, 2001       Incorporated by reference to Exhibit 10.23 to the
                     between the Issuer and Jonathan L. Steinberg             Form 10-KSB for the year ended December 31, 2001.

       10.14         Office sublease dated as of January 1996                 Incorporated by reference to Exhibit 10.42 to the
                     between the Issuer and VCH Publishers, Inc.              1995 Form 10-KSB



    Exhibit No.                            Description                                         Method of Filing
    -----------                            -----------                                         ----------------

       10.15         Lease dated as of November 30, 1998 between the Issuer   Incorporated by reference to Exhibit 10.31 to the
                     and 125 Broad Unit C LLC                                 1998 Form 10-K

       10.16         Office Lease dated as of January 10, 1994 between the    Incorporated by reference to Exhibit 10.22 to the
                     Issuer and 333 7th Ave. Realty Co.                       Form 10-KSB for the year ended December 31, 1993

       10.17         Form of Warrant dated as of December 16, 1998            Incorporated by reference to Exhibit 10.1 to the
                                                                              6/99 Form 10-Q

       10.18         Stock Purchase Agreement dated as of November 30, 1998   Incorporated by reference to Exhibit 10.1 to the
                     between the Issuer and Great American Insurance Company  12/14/98 Form 8-K

       10.19         Stock Purchase Agreement dated as of November 30, 1998   Incorporated by reference to Exhibit 10.2 to the
                     between the Issuer and Great American Life Insurance     12/14/98 Form 8-K
                     Company

       10.20         Letter dated as of April 28, 1999 between the Issuer,    Incorporated by reference to Exhibit 10.2 to the
                     Great American Life Insurance Company and Great          6/99 Form 10-Q
                     American Insurance Company

       10.21         Agreement dated as of July 9, 2001 between Issuer and    Incorporated by reference to Exhibit 4.1 to the
                     The Kiplinger Washington Editors, Inc. ("Kiplinger")     Form 8-K filed July 19, 2001

       10.22         Form of Warrant dated as of August 11, 2000              Filed herewith.

        21           Subsidiaries of the Issuer                               Filed herewith

       23.1          Consent of Independent Auditors-Deloitte & Touche LLP    Filed herewith

        99           Risk Factors                                             Filed herewith


+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-KSB.

(b) Reports on Form 8-K

     None.

ITEM 14. CONTROLS AND PROCEDURES

     Based upon the evaluation conducted by the Company's Chief Executive Officer (who now is also the Company's principal financial officer), as of a date within 90 days of the filing date of this annual report, of the effectiveness of the Company's disclosure controls and procedures, he concluded that, except as set forth below, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the evaluation date and (3) no corrective actions were required to be taken. The Company currently employs three persons and its accounting functions are performed by a former employee on a part-time, consulting basis. Accordingly, the Company does not have sufficient personnel to be able to maintain accounting systems and controls that typically would be desired and maintained by larger business organizations to ensure that all accounting entries are appropriately recorded. As a result, the Company relies upon the personal integrity of the former employee that is performing accounting services for the Company. The Company's Chief Executive Officer has no reason to doubt the personal integrity of this person.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INDEX DEVELOPMENT PARTNERS, INC.

Date:  June 30, 2003

                                        By: /s/ Jonathan L. Steinberg
                                            ------------------------------------
                                              Jonathan L. Steinberg
                                              Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


 Signature                           Title                              Date
 ---------                           -----                              ----

/s/ Jonathan L. Steinberg            Chief Executive Officer       June 30, 2003
------------------------------       and Director (and Principal
Jonathan L. Steinberg                Financial and Accounting
                                     Officer)


/s/ S. Christopher Meigher III       Director                      June 30, 2003
------------------------------
S. Christopher Meigher III


/s/ E. Drake Mosier                  Director                      June 30, 2003
------------------------------
E. Drake Mosier

/s/ Peter M. Ziemba                  Director                      June 30, 2003
------------------------------
Peter M. Ziemba

                      SECTION 302 CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Index Development Partners, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  June 30, 2003                       /s/ Jonathan L. Steinberg
                                            ------------------------------------
                                            Jonathan L. Steinberg
                                            Chief Executive Officer and Director
                                            (and principal financial officer)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Jonathan L. Steinberg, certify that:

1. I have reviewed this annual report on Form 10-KSB of Index Development Partners, Inc.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003                   /s/ Jonathan L. Steinberg
                                      ------------------------------------------
                                      Name:   Jonathan L. Steinberg
                                      Title:  Chief Executive Officer and
                                              Director (and principal financial
                                              officer)