Form 10QSB
period 2003-03-31
INDEX DEVELOPMENT PARTNERS INC
filed 2003-11-12
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to ______

        Commission file number 1-10932


                        INDEX DEVELOPMENT PARTNERS, INC.
                    ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                              13-3487784
         ---------------------                          ---------------
         (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)              Identification No.)

             125 Broad Street, 14th Floor, New York, New York 10004
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 742-2277
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes ____  No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 7, 2003, issuer had outstanding 7,894,552 shares of Common Stock, $.01 par value per share.

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

                                      INDEX



  Part I  Financial Information                                                                       Page
  -------                                                                                             ----

      Item 1. Financial Statements

        Consolidated Condensed Balance Sheet                                                            3
        as of March 31, 2003(Unaudited)

        Consolidated Condensed Statements of Operations (Unaudited)                                     4
        for the Three Months Ended 3March 31, 2003 and 2002

        Consolidated Condensed Statements of Cash Flows (Unaudited)                                     5
        for the Three Months Ended March 31, 2003 and 2002

        Notes to Consolidated Condensed Financial Statements (Unaudited)                                6

      Item 2. Management's Discussion and Analysis of Financial Condition                               12-17
      ------
                and Results of Operations

      Item 3. Controls and Procedures                                                                   18
      ------

  Part II Other Information

      Item 1. Legal Proceedings                                                                         19
      ------

      Item 2. Changes in Securities                                                                     19
      ------

      Item 3. Defaults Upon Senior Securities                                                           19
      ------

      Item 6. Exhibits and Reports on Form 8-K                                                          19
      ------

  Signatures                                                                                            20



Part 1:  Financial Information

Item 1:  Financial Statementnts

                        INDEX DEVELOPMENT PARTNERS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         March 31,
                     ASSETS                                                                 2003
                                                                                   ----------------
Current assets:
     Cash and cash equivalents                                                            $ 350,926
     Prepaid expenses and other current assets                                              202,241
                                                                                   ----------------
                     Total current assets                                                   553,167
                                                                                   ----------------

Property and equipment - net                                                                 70,446
Security deposits                                                                           286,688
Other assets                                                                                204,454
                                                                                   ----------------
                     Total assets                                                       $ 1,114,755
                                                                                   =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

     Accounts payable                                                                     $ 473,458
     Accrued expenses                                                                       224,105
     Accrued preferred stock dividend                                                       197,000
     Deferred non compete                                                                    25,000
                                                                                   ----------------
                     Total current liabilities                                              919,563
                                                                                   ----------------

Deferred subscription revenue                                                               507,744
Deferred non compete                                                                         56,250
                                                                                   ----------------
                     Total liabilities                                                    1,483,557
                                                                                   ----------------
Stockholders' Deficit:

     Preferred stock, $.01 par value, authorized 2,000,000 shares,
        7,880 issued and outstanding                                                             79
     Common stock, $.01 par value; authorized 40,000,000
        shares, 7,894,552, issued and outstanding                                            78,946
     Additional paid-in capital                                                          33,410,579
     Warrants                                                                               770,842
     Accumulated deficit                                                                (34,629,248)
                                                                                   ----------------
                     Total stockholders' deficit                                           (368,802)
                                                                                   ----------------
                     Total liabilities and stockholders' deficit                        $ 1,114,755
                                                                                   ================

See Notes to Consolidated Condensed Financial Statements



                        INDEX DEVELOPMENT PARTNERS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                3 Months Ended March 31,
                                                                                      ------------------------------------------
                                                                                           2003                           2002
Operating expenses:                                                                   ------------                    ----------
       General and administrative                                                     $ 230,060                       $ 365,143
       Depreciation and amortization                                                     13,614                          20,097
                                                                                      ------------                    ----------
       Total operating expenses                                                         243,674                         385,240
                                                                                      ------------                    ----------
       Gain on sale of furniture and fixtures                                            69,486                          70,713

       Gain on investments and other assets                                              29,515                          84,926
                                                                                      ------------                    ----------
       Operating loss from continuing operations                                       (144,673)                       (229,601)

       Investment and other income                                                        1,365                           4,837
                                                                                      ------------                    ----------
       Net loss from continuing operations                                             (143,308)                       (224,764)
                                                                                      ------------                    ----------
Discontinued operations
       Gain from print operations                                                        64,865                         461,146

       Gain from online operations                                                            -                          13,188
                                                                                      ------------                    ----------
       Gain from discontinued operations                                                 64,865                         474,334
                                                                                      ------------                    ----------

Net income (loss)                                                                     $ (78,442)                      $ 249,570
                                                                                      ============                    ==========
Basic and dilutive income (loss) per common share:
Continuing operations                                                                   $ (0.02)                         ($0.03)
Discontinued operations                                                                  $ 0.01                           $0.06
                                                                                      ------------                    ----------
Net basic and dilutive income (loss) per share                                          $ (0.01)                          $0.03
                                                                                      ============                    ==========
Average number of common shares used in computing
       basic and dilutive loss per common share                                       7,894,552                       7,927,485



See Notes to Consolidated Condensed Financial Statements

                        INDEX DEVELOPMENT PARTNERS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                3 Months Ended March 31,
                                                                               2003                      2002
                                                                            ---------                ----------
Cash flows from operating activities:
Net (loss) income                                                           $ (78,442)               $  249,570
Reconciliation of net income (loss)  to net cash used in
operating activities:
      Gain from discontinued operations                                       (64,865)                 (474,334)
      Gain on sale of furniture and fixtures and investments                  (99,001)                 (155,639)
      Depreciation and amortization                                            13,614                    20,097
      Stock option and warrant transactions                                         -                    (7,949)
      Amortization of  non compete                                             (6,250)                  (25,000)
      Changes in operating assets and liabilities:
        (Increase) decrease in:
           Prepaid expenses and other current assets                         (140,769)                   34,542
       Increase (decrease) in:
           Accounts payable and accrued expenses                              149,488                   (56,338)
                                                                            ---------                ----------
      Net cash used in operating activities                                  (226,225)                 (415,051)
                                                                            ---------                ----------
Cash flows from investing activities:
Purchase of property and equipment                                                  -                   (40,549)
Proceeds from sale of investments                                              29,515                    84,926
Net proceeds from sale of assets                                               86,838                    70,713
                                                                            ---------                ----------
      Net cash provided by investing activities                               116,353                   115,090
                                                                            ---------                ----------
Net cash provided by discontinued operations                                        -                    17,765
                                                                            ---------                ----------
Net (decrease) in cash and cash equivalents                                  (109,872)                 (282,196)
Cash and cash equivalents, beginning of period                                460,798                 1,291,444
                                                                            ---------                ----------
Cash and cash equivalents, end of period                                    $ 350,926                $1,009,248
                                                                            =========                ==========


See Notes to Consolidated Condensed Financial  Statemenets

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

          The consolidated condensed financial statements include the accounts of Index Development Partners, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2002 on Form 10-KSB.

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

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS No. 144 during the first quarter of 2002.

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

          In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for such activities implemented after December 31, 2002.

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

          On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. The Company adopted the provision of FIN No. 46 effective January 1, 2003 and it had no material impact on the Company's financial position or results of operations as the Company does not have any involvement with variable interest entities.

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

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This standard, which the Company will adopt in 2003, will not have a material effect on the Company's consolidated financial position or results of operations.

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

          The Company's sole focus is on the development and commercial exploitation of proprietary stock indexes, including the America's Fastest Growing Companies(SM) family of stock indexes. The Company therefore believed it was appropriate to change its name to Index Development Partners, Inc., to align its corporate name with its current mission.

3.   INVESTMENTS

          On June 2, 1999, the Company, Kirlin Holding Corp ("Kirlin") and Venture Highway, Inc. (at the time a wholly-owned subsidiary of Kirlin), entered into an agreement pursuant to which the Company acquired 19.9% of the then-outstanding shares of common stock. The purchase price was paid in the form of a credit for VentureHighway to use to purchase advertising in the Company's magazines and web sites. During the fourth quarter of 2000, the Company became aware of an other than temporary decline in the value of its Venture Highway investment and reduced the carrying value by approximately $2.6 million to zero.

          During the quarters ended March 31, 2003 and 2002 the Company received partial distributions from Venture Highway of approximately $18,000 and $85,000, respectively. These amounts have been recorded as a gain on disposition of investments. The Company has not accrued for any additional recoveries and will record such amounts, if any, when received. During the quarter ended March 31, 2003, the Company also received approximately $11,000 from the domestic investment fund it formerly managed and recorded a gain of an equal amount.

4.   DISCONTINUED OPERATIONS

          On May 17, 2002, the Company sold Horizon Publishing Company ("Horizon"), an unrelated third party, assets related to the Company's Individual Investor's Special Situations Report newsletter ("SSR") and Horizon agreed to provide SSR subscribers with one or more Horizon investment related newsletters, at no additional cost to SSR subscribers, for the number of issues of SSR that such subscribers have paid for but have not been served, representing approximately $0.1 million of deferred subscription liability of the Company at the date of the sale. In connection with this transaction, the Company discontinued publication of SSR. As a result of the transaction, the Company discontinued its Print Publications operations. The operating results relating to Print Publications operations have been segregated from continuing operations and reported within a separate line item on the consolidated condensed statements of operations as discontinued operations.

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

          On July 9, 2001, the Company completed the transactions (the "Magazine Sale") contemplated by an agreement ("Agreement") with The Kiplinger Washington Editors, Inc. ("Kiplinger"), the publisher of Kiplinger's Personal Finance Magazine ("KPFM"). Pursuant to the Agreement, the Company, among other things, sold to Kiplinger the subscriber list to the Company's Individual Investor magazine ("II"); agreed, until July 9, 2006, not to use the name "Individual Investor" for print periodical publishing or list rental purposes, except in connection with the Company's Individual Investor's Special Situations Report newsletter; and agreed to provide certain consulting services to Kiplinger until July 9, 2002. In return, Kiplinger agreed to provide II subscribers with KPFM, at no additional cost to II subscribers, for the number of issues of II that such subscribers have paid for but have not been served, representing approximately $2.6 million of deferred subscription liability of the Company at the date of the sale; and paid the Company $3.5 million in cash, a portion of which was placed in escrow to secure certain obligations.

          The gain from discontinued operations consisted of the following components:

         PRINT PUBLICATIONS
                                                            Three Months Ended March
                                                                        31,
                                                            2003                  2002
                                                            ----                  ----
                     Revenues and other income           $  64,865             $ 488,355
                                                        ------------         --------------
                     Gain (loss) from operations            64,865               461,146


         ONLINE SERVICES

                                                            Three Months Ended March
                                                                        31,
                                                            2003                  2002
                                                            ----                  ----
                     Revenues and other income            $    --              $  13,188
                                                          ---------          ---------------
                     Gain (loss) from operations            --                    13,188


     Net current liabilities at March 31, 2003 related to the Print Publications discontinued operations are approximately $295,000. Net current liabilities at March 31, 2003 related to the Online Services discontinued operations are approximately $36,000.

5.   STOCK OPTIONS

          During the three months ended March 31, 2003, the Company did not grant any options to purchase the Company's Common Stock pursuant to the Company's stock option plans; no options were exercised; no options were canceled; and 82,673 options expired.

6.   INCOME (LOSS) PER COMMON SHARE

          Basic net income (loss) per common share for the three months ended March 31, 2003 and 2002, respectively, is computed by dividing the net income (loss), after deducting accrued dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted net income (loss) per common share for the three months ended March 31, 2003 and 2002, respectively, is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common equivalent shares during the applicable period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of diluted loss per common share, as the effect would have been antidilutive.

          The computation of net income (loss) applicable to common stockholders is as follows:


                                                          Three Months Ended March 31,
                                                              2002            2002
                                                             -------          ----
                  Net income (loss)                       $  (78,442)       $ 249,570
                  Preferred stock dividends                  (39,400)         (39,400)
                                                           -----------      -----------
                  Net income (loss) applicable to common  $ (117,842)      $  210,170
                           Shareholders


          Fully diluted net income (loss) applicable to common stockholders is ($117,842) and $210,170 for the three months ended March 31,2003 and 2002, respectively.

7.   COMMITMENTS AND CONTINGENCIES

          The Company leases office space in New York City under an operating lease that expires on March 31, 2004. In May 2001, the Company commenced a sublease of a portion of its headquarters office space to an unrelated third party and in January 2002 the Company commenced a sublease of another portion of it headquarters office space to a different unrelated third party. The Company incurred additional leasehold expenses of approximately $41,000 in connection with the January 2002 sublease. Effective April 30, 2003, the Company and its landlord entered into a Partial Assignment of Lease and Assignment of Subleases, the effect of which is that the Company
     (i) continues to lease approximately 5% of its former space, with a corresponding reduction in base rental expense, and (ii) should be paid by the landlord on a monthly basis approximately $9,000, an amount that is equal to the difference between the higher monthly payments the Company's two former sub-lessors were obligated to pay the Company and the lower amount that the Company was obligated to pay the landlord with respect to the formerly sublet space, plus the cost of electricity for the entire space (which averaged approximately $3,000 per month in 2002). The Company also subleases its former office space in New York City under an operating lease that expires March 1, 2005. All of the above leases and subleases provide for escalation of lease payments as well as real estate tax increases.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Notice Concerning "Forward-looking Statements" in this Report

     1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three months ended March 31, 2003 and March 31, 2002, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after March 31, 2003. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after March 31, 2003, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, gross margins, royalties, , marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

     2. Actual Results May Be Different than Projections. Due to a variety of risks and uncertainties, however, actual results may be materially different from the results projected in the forward-looking statements. These risks and uncertainties include those set forth in Item 2 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of
Part I hereof, in Exhibit 99 hereof and elsewhere in this Report, and in Item 1 (entitled "Business") of Part I and in Item 7 (entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") of Part II of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.

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

Three Months Ended March 31, 2003 as Compared to the Three Months Ended March 31, 2002

     In May 2002, the Company transferred the assets of its remaining print publication, Individual Investor's Special Situations Report newsletter, to an unrelated third party, who assumed the deferred subscription liability of the newsletter. As a result of the transaction, the Company discontinued its Print Publications operations. The operating results relating to Print Publications operations have been segregated from continuing operations and reported within a separate line item on the consolidated statements of operations as discontinued operations. The results of operations as reported for the period ended March 31, 2002 have been restated to conform to the March 31, 2003 financial presentation in which the Print Publications operations have been treated as a discontinued operation.

     Net Loss from Continuing Operations

     The Company's net loss from continuing operations for the period ended March 31, 2003 was approximately $143,000, a decrease of approximately $82,000 from the net loss from continuing operations of approximately $225,000 for the period ended March 31, 2002. The decrease in the loss from the prior year is primarily due to a decrease in staff (approximately four full time employees) and related salary expense and a decrease in general and administrative expenses, offset by a decrease in investment income and the recovery of investments previously written off. The basic and dilutive net loss from continuing operations per weighted average common share for the three months ended March 31, 2003 and 2002 was approximately $0.02 and $0.03, respectively. There were approximately 33,000 fewer common shares outstanding at the end of March 31, 2003 as compared to March 31, 2002.

     Operating Revenues

     No revenues were recorded for the three months ended March 31, 2003 or 2002 from the Company's index operations.

     Operating Expenses

     Total  operating  expenses  for the  three  months  ended  March  31,  2003 decreased approximately 37%, to approximately $244,000 as compared to approximately $385,000 for the three months ended March 31, 2002. The decline is attributable primarily to the reduction of four full time employees.

     General and administrative expenses for the three months ended March 31, 2003 decreased approximately 37%, to approximately $230,000 as compared to approximately $365,000, for the three months ended March 31, 2002. The decline is attributable primarily to the reduction of four full time employees.

     Depreciation and amortization expense for the three months ended March 31, 2003 decreased approximately 32%, to approximately $14,000 as compared to approximately $20,000 for the three months ended March 31, 2002. The decrease is primarily due to the disposal of computer equipment in January 2003.

     Gain on Sale of Furniture and Fixtures

     Gain on sale of furniture and fixtures for the three months ended March 31, 2003 of approximately $69,000 represents net proceeds received from the sale of furniture and fixtures and computer during the quarter. The Company recorded a gain of approximately $71,000 during the three months ended March 31, 2002.

     Gain on Investments and Other Assets

     Gain on investments represents proceeds received by the Company from investments that had previously been written off during prior periods.

     Investment and Other Income

     Investment and other income for the three months ended March 31, 2003 was approximately $1,000 as compared to approximately $5,000 for the three months ended March 31, 2002. The decreased amount of investment income earned for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is primarily due to lower cash balances available for investment and a decrease in interest rates.

     Gain from Discontinued Operations

     The Company's gain from discontinued operations for the three months ended March 31, 2003 was approximately $65,000, a decrease of approximately $409,000 as compared to a gain from discontinued operations of approximately $474,000 for the three months ended March 31, 2002. The gain from the discontinued print segment for the three months ended March 31, 2003 was approximately $65,000, a decrease of approximately $396,000 compared to a gain from discontinued operations of approximately $461,000 for the three months ended March 31, 2002. The 2003 and 2002 amounts include the recognition of subscription revenues that were previously deferred. The 2002 amount also recognizes income in this discontinued operation as a result of Individual Investor's Special Situations Report newsletter that was operational in the first quarter of 2002 and greater amounts of earned deferred consulting revenue and deferred subscription revenue in connection with the July 2001 Magazine Sale.

     The gain from the Online Services discontinued segment for the three months ended March 31, 2002 was approximately $13,000. There were no comparable amounts in the quarter ended March 31, 2003.

     The basic and dilutive net income from discontinued operations per weighted average common share for the three months ended March 31, 2003 was approximately $0.01, as compared to approximately $0.06 for the three month ended March 31, 2002.

     At March 31, 2003, the remaining balance of deferred revenue related to discontinued operations is: deferred non-compete revenue, approximately $81,250, recognizable ratably through the second quarter of 2006; and net deferred subscription revenue, approximately $303,000, recognizable in decreasing monthly amounts through the second quarter of 2011.

     Net (Loss) Income

     The Company recorded net loss for the three months ended March 31, 2003 of approximately $78,000 as compared to net income of approximately $250,000 for the three months ended March 31, 2002. No income taxes were provided in 2002 due to the net operating loss carryovers. The basic net income (loss) per weighted average common share for the three months ended March 31, 2003 and 2002 was approximately ($0.01) and $0.03, respectively. In 2001 and 2002, the exercise of stock options, warrants, and other securities convertible into shares of common stock were not assumed in the computation of dilutive loss per common share as the effect would have been anti-dilutive.

     Liquidity and Capital Resources

     As of March 31, 2003, the Company had cash and cash equivalents totaling approximately $351,000 and negative working capital of approximately $412,000. Net cash used in operating activities during the three months ended March 31, 2003 was approximately $226,000. Net cash provided by investing activities for the three months ended March 31, 2003, was approximately $116,000. No cash was used in financing activities or by discontinued operations for the three months ended March 31, 2003. The Company's cash and cash equivalents balance of approximately $351,000 at March 31, 2003 represented a decrease of approximately $110,000 from the December 31, 2002 balance.

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

     The Company also has had discussions with a variety of parties concerning the potential assignment of the Company's indexes to a third party, in connection with which the Company receiving back a license to sponsor financial products based upon the indexes and is currently negotiating such a transaction with one party. There can be no assurance the Company will complete any such transaction or that the Company would be able to successfully sponsor financial products based upon the indexes. If the Company were successful in reaching such an agreement with a third party, the Company would still need to raise external financing of approximately $8 million to $10 million in order to be able to implement its business plan to sponsor and market these financial products, of which approximately $3 million will be required in an initial financing to accomplish the steps necessary to launch the Company's first ETF. There can be no assurance that the Company would be successful in raising such financing.

     A cash dividend of $197,000 payable on the Company's outstanding Series A Preferred Stock is included in the consolidated balance sheet as of March 31, 2003. The Company contacted the holder prior to the payment date to explain that the Company would not be making the December 31, 2002 dividend payment ($157,600) while it sought the financing it required to implement its business plan.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This standard, which the Company will adopt in 2003, will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2003 was made by the Company's Chief Executive Officer (who is also the Company's principal financial officer). Based on that evaluation, he concluded that, except as discussed below, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended March 31, 2003, there was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company currently employs three persons and its accounting functions are performed by a former employee on a part-time, consulting basis. Accordingly, the Company does not have sufficient personnel to maintain accounting systems and controls that typically would be desired and maintained by larger business organizations to ensure that all accounting entries are appropriately recorded and that reports are timely filed. As a result, the Company relies upon the personal integrity and availability of the former employee that is performing accounting services for the Company. The Company's Chief Executive Officer has no reason to doubt the personal integrity of this person Additionally, the Company was unable to obtain prior to the filing of this report a timely review of the Company's unaudited financial statements for the quarter ended March 31, 2003 that are included in this Form 10-QSB as required by Item 310(b) of Regulation S-B.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

ITEM 2.  Changes in Securities

         Sales of Unregistered Securities    None

ITEM 3.  Defaults Upon Senior Securities

         A cash dividend of $192,500 payable on the Company's outstanding Series A Preferred Stock is included in the consolidated balance sheet as of March 31, 2003. The Company contacted the holder prior to the payment date to explain that the Company would not be making the December 31, 2002 dividend payment ($157,600) while it sought the financing it required to implement its business plan.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

         Exhibit
           No.           Description                                       Method of Filing
         -------        ---------------                                    -----------------
          10.23         Partial Assignment of Lease and Assignment of       Filed herewith
                        Subleases between Registrant and SLG Broad Street
                        125C LLC, dated as of April 9, 2003
          31            Section 302 Certification of the Chief Executive    Filed Herewith
                        Officer (and principal financial officer)
          32            Section 906 Certification of the Chief Executive    Filed Herewith
                        Officer (and principal financial officer)
          99            Certain Risk Factors                                Filed herewith

(b)  Reports on Form 8-K None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 11, 2003

                           INDEX DEVELOPMENT PARTNERS, INC. (Issuer)


                           By:  /s/ Jonathan L. Steinberg
                                ---------------------------
                                Jonathan L. Steinberg, Chief Executive Officer
                                 (and principal financial officer)