Form 10QSB
period 2003-06-30
INDEX DEVELOPMENT PARTNERS INC
filed 2003-11-12
CIK 880631

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______ to ______

        Commission file number 1-10932


                        INDEX DEVELOPMENT PARTNERS, INC.
                    ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         13-3487784
---------------------------------                      -------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

             125 Broad Street, 14th Floor, New York, New York 10004
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 742-2277
                          ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days.
Yes X No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 5, 2003, issuer had outstanding 7,894,552 shares of Common Stock, $.01 par value per share.

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

                                      INDEX

  Part I  Financial Information
                                                                                                      Page

      Item 1. Financial Statements

        Consolidated Condensed Balance Sheet                                                            3
        as of June 30, 2003(Unaudited)

        Consolidated Condensed Statements of Operations (Unaudited)                                     4
        for the Six Months Ended June 30, 2003 and 2002

        Consolidated Condensed Statements of Cash Flows (Unaudited)                                     5
        for the Six Months Ended June 30, 2003 and 2002

        Notes to Consolidated Condensed Financial Statements (Unaudited)                                6

      Item 2. Management's Discussion and Analysis of Financial Condition                               12-18
                and Results of Operations

      Item 3. Controls and Procedures                                                                   18

  Part II Other Information

      Item 1. Legal Proceedings                                                                         19

      Item 2. Changes in Securities                                                                     19

      Item 3. Defaults Upon Senior Securities                                                           19

      Item 6. Exhibits and Reports on Form 8-K                                                          19

  Signatures                                                                                            20

PART 1:  Financial Information

ITEM 1:  Financial Statements

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        June 30,
                    ASSETS                                                                2003
                                                                                     -----------
Current assets:
     Cash and cash equivalents                                                         $ 396,653
     Prepaid expenses and other current assets                                            76,477
                                                                                     -----------
                    Total current assets                                                 473,130
                                                                                     -----------
Property and equipment - net                                                              58,963
Security deposits                                                                         49,084
Other assets                                                                             189,011
                                                                                     -----------
                    Total assets                                                       $ 770,188
                                                                                     ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                  $ 428,537
     Accrued expenses                                                                    254,020
     Deferred non compete                                                                 25,000
     Accrued preferred stock dividend                                                    236,400
                                                                                     -----------
                    Total current liabilities                                            943,957

Deferred subscription revenue                                                            446,227
Deferred non compete                                                                      50,000
                                                                                     -----------
                    Total liabilities                                                  1,440,184
                                                                                     -----------


Stockholders' Deficit:
     Preferred stock, $.01 par value, authorized 2,000,000 shares,
       7,880 issued and outstanding                                                           79
     Common stock, $.01 par value; authorized 40,000,000
        shares, 7,894,552, issued and outstanding                                         78,946
     Additional paid-in capital                                                       33,410,579
     Warrants                                                                            770,842
     Accumulated deficit                                                             (34,930,441)
                                                                                     -----------
                    Total stockholders' deficit                                         (669,996)
                                                                                     -----------
                    Total liabilities and stockholders' deficit                        $ 770,188
                                                                                     ===========


See Notes to Consolidated Condensed Financial Statements

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                           3 Months Ended June 30,                     6 Months Ended June 30,
                                                       --------------------------------             ------------------------------
                                                        2003                     2002                 2003                  2002
                                                       ----------              ---------            -------               --------

Revenues:
                                                       ----------              ---------                                  --------
      Total revenues                                       -                        -                                         -
                                                       ----------              ---------                                  --------
Operating expenses:
      General and administrative                       319,345                   84,113            549,405                459,261
      Depreciation and amortization                     11,485                   32,767             25,099                 52,864
                                                       ----------              ---------          ---------               --------
      Total operating expenses                         330,830                  116,880            574,504                512,125
                                                       ----------              ---------          ---------               --------
      Gain on sale of furniture and fixtures               -                        -               69,486                 70,871

      Gain on investments and other assets                 -                        -               29,515                 84,926
                                                       ----------              ---------          ---------               --------
      Operating loss from continuing operations       (330,830)                (116,880)          (475,503)              (356,328)

      Investment and other income                          360                    3,366              1,725                  8,894
                                                       ----------              ---------          ---------               --------
      Net loss from continuing operations             (330,470)                (113,514)          (473,778)              (347,434)
                                                       ----------              ---------          ---------               --------
Discontinued operations
      Gain from print operations                        52,007                  497,045            116,872                967,347
      Gain from online operations                          -                        -                  -                   13,188
                                                       ----------              ---------          ---------               --------
      Gain from discontinued operations                 52,007                  497,045            116,872                980,535
                                                       ----------              ---------           --------               --------

Net income (loss)                                   $ (278,463)               $ 383,531         $ (356,906)             $ 633,101
                                                      ===========              ========-           ========              =========

Basic and dilutive income (loss) per common share:
Continuing operations                                   ($0.05)                  ($0.02)           $ (0.07)               $ (0.05)
Discontinued operations                                  $0.01                    $0.06             $ 0.01                 $ 0.12
                                                       ----------              ---------           --------               --------
Net basic income (loss) per share                       ($0.04)                   $0.04            $ (0.06)                $ 0.07
                                                       ==========              =========           ========               ========
Average number of common shares used in computing
      basic and dilutive loss per common share          7,894,552              7,894,552          7,894,552              7,901,480

Average number of common shares used in computing
      basic and dilutive loss per common share          8,637,948              8,637,948          8,637,948              8,644,876


                                       4

See Notes to Consolidated Condensed Financial Statements

                INDEX DEVELOPMENT PARTNERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        6 Months Ended June 30,
                                                                                 2003                           2002
                                                                              ----------                     ----------
Cash flows from operating activities:
Net (loss) income                                                             $ (356,906)                    $ 633,101
Reconciliation of net income (loss)  to net cash used in
operating activities:
       (Gain) from discontinued operations                                      (116,872)                     (980,535)
       Gain on sale of furniture and fixtures and investments                    (99,001)                     (155,797)

       Depreciation and amortization                                              25,099                        57,435
       Amortization of non compete                                                12,500                        12,500
       Changes in operating assets and liabilities:
         (Increase) decrease in:
            Prepaid expenses and other current assets                             48,949                       (60,871)
            Security deposits                                                    236,858                        88,749
        Increase (decrease) in:
            Accounts payable and accrued expenses                                 68,874                      (196,188)
                                                                              ----------                     ----------
       Net cash used in operating activities                                    (180,498)                     (601,606)
                                                                              ----------                     ----------
Cash flows from investing activities:
Purchase of property and equipment                                                                             (40,543)
Proceeds from sale of investments                                                 29,515                        84,926
Net proceeds from sale of assets                                                  86,838                        70,871
                                                                              ----------                     ----------
       Net cash provided (used) by investing activities                          116,353                       115,254
                                                                              ----------                     ----------
Cash flows from financing activities:
Preferred stock dividends                                                              -                       (78,800)
                                                                              ----------                     ----------
       Net cash used by financing activities                                           -                       (78,800)
                                                                              ----------                     ----------
Net cash provided by discontinued operations                                           -                        17,759
                                                                              ----------                     ----------
Net decrease in cash and cash equivalents                                        (64,145)                     (547,393)
Cash and cash equivalents, beginning of period                                   460,798                     1,291,444
                                                                              ----------                     ----------

Cash and cash equivalents, end of period                                       $ 396,653                     $ 744,051
                                                                              ==========                     ==========


                                       5

See Notes to Consolidated Condensed Financial Statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

          The consolidated condensed financial statements include the accounts of Index Development Partners, Inc. and its subsidiaries (collectively, the "Company"). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes as required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2002 on Form 10-KSB.

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and
     Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement is effective for the Company for the year ending December 31, 2003, with the effective date for certain provisions of SFAS No. 145 being May 15, 2002. The adoption of this statement did not have a material effect on our results of operations or financial position or cash flows of the Company.

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

          The gain from discontinued operations consisted of the following components:



         PRINT PUBLICATIONS
                                                      Three Months Ended               Six Months
                                                           June 30,                  Ended June 30,
                                                      ------------------           ------------------
                                                       2003        2002            2003          2002
                                                      ------      ------           ------        ----
               Revenues and other income             $52,007      $459,069       $116,872       $947,424
                                                    ----------- ------------    ------------ -------------
               Gain (loss) from operations           $52,007      $427,546       $116,872       $897,848



         ONLINE SERVICES
                                                       Three Months Ended              Six Months
                                                            June 30,                 Ended June 30,
                                                      ------------------           ------------------
                                                        2003        2002           2003         2002
                                                      ------------------           ------------------

               Revenues and other income                 --         --             --           --
                                                      ---------- -----------    ----------- -------------
               Gain (loss) from operations               --         --             --         $13,188



     Net current liabilities at June 30, 2003 related to the Print Publications discontinued operations are approximately $295,000. Net current liabilities at June 30, 2003 related to the Online Services discontinued operations are approximately $36,000.


5.   STOCK OPTIONS

          During the three and six months ended June 30, 2003, the Company did not grant any options to purchase the Company's Common Stock pursuant to the Company's stock option plans; no options were exercised; no options were canceled; and 82,673 options expired.

6.   INCOME (LOSS) PER COMMON SHARE

          Basic net income (loss) per common share for the three and six months ended June 30, 2003 and 2002, respectively, is computed by dividing the net income (loss), after deducting accrued dividends on cumulative convertible preferred stock, by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted net income (loss) per common share for the six months ended June 30, 2003 and 2002, respectively, is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common equivalent shares during the applicable period. Common equivalent shares consist of the incremental shares of Common Stock issuable upon the exercise of stock options, warrants and other securities convertible into shares of Common Stock. The exercise of stock options, warrants and other securities convertible into shares of Common Stock were not assumed in the computation of diluted (loss) income per common share, as the effect would have been antidilutive.

          The computation of net income (loss) applicable to common stockholders is as follows:

                                                           Three Months                    Six Months
                                                       ------------------               ------------------
                                                          Ended June 30,                 Ended June 30,
                                                        2003          2002              2003           2002
                                                      -------       -------           --------       -------

               Net income (loss)                       $(278,463)    $811,077       $(356,906)        $633,101
               Preferred stock dividends                 (39,400)    (39,400)           78,400          78,400
                                                    -------------- ------------     -------------- -------------
               Net income (loss) applicable
                 to common shareholders                $(317,863)     $771,677      $(435,306)         $554,701


          Fully diluted net income (loss) applicable to common stockholders is ($0.04) and $0.04, and ($0.06) and $0.07 for the three and six months ended June 30, 2003 and 2002 and six months ended June 30, 2003 and 2002, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Important Notice Concerning "Forward-looking Statements" in this Report

     1. "Forward-looking Statements." Certain parts of this Report describe historical information (such as operating results for the three and six months ended June 30, 2003 and June 30, 2002, respectively), and the Company believes the descriptions to be accurate. In contrast to describing the past, various sentences of this Report indicate that the Company believes certain results are likely to occur after June 30, 2003. These sentences typically use words or phrases like "believes," "expects," "anticipates," "estimates," "projects," "will continue" and similar expressions. Statements using those words or similar expressions are intended to identify "forward-looking statements" as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, projections of operating results for periods after June 30, 2003, concerning either a specific segment of the Company's business or the Company as a whole. For example, projections concerning the following are forward-looking statements: net revenues, operating expenses, net income or loss, gross margins, royalties, , marketing expenses, sales expenses, and general and administrative expenses. Except to the extent that a statement in this Report is describing a historical fact, each statement in this Report is deemed to be a forward-looking statement.

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

Three and Six Months Ended June 30, 2003 as Compared to the Three and Six Months Ended June 30, 2002

     In May 2002, the Company transferred the assets of its remaining print publication, Individual Investor's Special Situations Report newsletter, to an unrelated third party, who assumed the deferred subscription liability of the newsletter. As a result of the transaction, the Company discontinued its Print Publications operations. The operating results relating to Print Publications operations have been segregated from continuing operations and reported within a separate line item on the consolidated statements of operations as discontinued operations. The results of operations as reported for the period ended June 30, 2002 have been restated to conform to the June 30, 2003 financial presentation in which the Print Publications operations have been treated as a discontinued operation.

         Net Loss from Continuing Operations

     The Company's net loss from continuing operations for the three and six months ended June 30, 2003 was approximately $330,000 and $474,000, respectively, an increase of approximately $217,000 and $126,000, respectively from the net loss from continuing operations of approximately $114,000 and 356,000 for the three and six months ended June 30, 2002. The increase in the loss from the prior year is primarily due to a $150,000 amount received by the Company during the quarter ended June 30, 2002 from a business assistance program related to the September 11, 2001 disaster and an increase in professional and legal fees in 2003 due to a reduced staff. The basic and diluted net income (loss) from continuing operations per weighted average common share for the three and six months ended June 30, 2003 and 2002 was approximately $0.05 and $0.07, respectively and $0.02 and $0.05, respectively.

     Operating Revenues

     No revenues were recorded for the three and six months ended June 30, 2003 or 2002 from the Company's index operations.

     Operating Expenses

     Total operating expenses for the three and six months ended June 30, 2003 increased approximately 183% and 12%, respectively, to approximately $331,000 and $575,000 as compared to approximately $117,000 and $512,000 for the three and six months ended June 30, 2002. The increase is due primarily to a $150,000 amount received by the Company during the quarter ended June 30, 2002 from a business assistance program related to the September 11, 2001 disaster .

     General and administrative expenses for the three and six months ended June 30, 2003 increased approximately 280% and 20%, respectively, to approximately $319,000 and 549,000 as compared to approximately $84,113 and 459,000, for the three and six months ended June 30, 2002. The increase is due primarily to a $150,000 amount received by the Company during the quarter ended June 30, 2002 from a business assistance program related to the September 11, 2001 disaster, which has been netted against general and administrative expenses during the three and six months ended June 30, 2002, and increased professional and legal fees in 2003 due to a reduced staff.

     Depreciation and amortization expense for the three and six months ended June 30, 2003 decreased approximately 65% and 53%, respectively, to approximately $11,000 and 25,000 as compared to approximately $33,000 and 53,000 for the three and six months ended June 30, 2002. The decrease is primarily due to the disposal of computer equipment in January 2003.

     Gain on Sale of Furniture and Fixtures

     Gain on sale of furniture and fixtures for the six months ended June 30, 2003 of approximately $69,000 represents net proceeds received from the sale of furniture and fixtures and computer during the quarter. The Company recorded a gain of approximately $71,000 during the six months ended June 30, 2002.

     Gain on Investments and Other Assets

     Gain on investments and other assets for the six months ended June 30, 2003 of approximately $30,000 represents proceeds from investments that had previously been written off during prior periods. The gain for the three months ended June 30, 2002 was approximately $85,000.

     Investment and Other Income

     Investment and other income for the three and six months ended June 30, 2003 was approximately $0 and $1,800 as compared to approximately $3,400 and $8,900 for the three and six months ended June 30, 2002. The decreased amount of investment income earned for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 is primarily due to lower cash balances available for investment and a decrease in interest rates.

     Gain from Discontinued Operations

     The Company's gain from discontinued operations for the three and six months ended June 30, 2003 was approximately $52,000 and $117,000, a decrease of approximately $445,000 and $864,000, respectively as compared to a gain from discontinued operations of approximately $497,000 and $981,000, respectively, for the three and six months ended June 30, 2002. The gain from the discontinued print segment for the three and six months ended June 30, 2003 was approximately $52,000 and $117,000, respectively, a decrease of approximately $445,000 and $850,000, respectively compared to a gain from discontinued operations of approximately $497,000 and $967,000, respectively, for the three and six months ended June 30, 2002. The 2002 amount recognizes income in this discontinued operation as a result of Individual Investor's Special Situations Report newsletter that was operational in the first quarter of 2002 and greater amounts of earned deferred consulting revenue and deferred subscription revenue in connection with the July 2001 Magazine Sale.

     The gain from the Online Services discontinued segment for the six months ended June 30, 2002 was approximately $13,000. There were no comparable amounts in the six months ended June 30, 2003.

     The basic and dilutive net income from discontinued operations per weighted average common share for the three and six months ended June 30, 2003 was approximately $0.01 and $0.01, respectively, as compared to approximately $0.06 and $0.12 for the three and six months ended June 30, 2002.

     At June 30, 2003, the remaining balance of deferred revenue related to discontinued operations is: deferred non-compete revenue, approximately $75,000, recognizable ratably through the second quarter of 2006; and net deferred subscription revenue, approximately $257,000, recognizable in decreasing monthly amounts through the second quarter of 2011.

     Net (Loss) Income

     The Company recorded net loss for the three and six months ended June 30, 2003 of approximately $278,000 and $357,000 as compared to net income of approximately $384,000 and 633,000 for the three and six months ended June 30, 2002. No income taxes were provided in 2002 due to the net operating loss carryovers. The basic and diluted net (loss) income per weighted average common share for the three and six months ended June 30, 2003 was approximately ($0.04) and ($0.06), respectively as compared to basic net income per weighted average common share of $0.04 and $0.07 for the three and six months ended June 30, 2002.

     Liquidity and Capital Resources

     As of June 30, 2003, the Company had cash and cash equivalents totaling approximately $397,000 and negative working capital of approximately $471,000. Net cash used in operating activities during the six months ended June 30, 2003 was approximately $180,000. Net cash provided by investing activities for the six months ended June 30, 2003, was approximately $116,000. No cash was used in financing activities or by discontinued operations for the six months ended June 30, 2003. The Company's cash and cash equivalents balance of approximately $397,000 at June 30, 2003 represented a decrease of approximately $64,000 from the December 31, 2002 balance.

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

     A cash dividend of $236,400 payable on the Company's outstanding Series A Preferred Stock is included in the consolidated balance sheet as of June 30, 2003. The Company contacted the holder prior to the payment date to explain that the Company would not be making the December 31, 2002 dividend payment ($157,600) while it sought the financing it required to implement its business plan.

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

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 was made by the Company's Chief Executive Officer (who is also the Company's principal financial officer). Based on that evaluation, he concluded that, except as discussed below, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended June 30, 2003, there was no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company currently employs three persons and its accounting functions are performed by a former employee on a part-time, consulting basis. Accordingly, the Company does not have sufficient personnel to maintain accounting systems and controls that typically would be desired and maintained by larger business organizations to ensure that all accounting entries are appropriately recorded and that reports are timely filed. As a result, the Company relies upon the personal integrity and availability of the former employee that is performing accounting services for the Company. The Company's Chief Executive Officer has no reason to doubt the personal integrity of this person. Additionally, the Company was unable to obtain prior to the filing of this reoprt a timely review of the Company's unaudited financial statements for the three- and six-month periods ended June 30, 2003 that are included in this report as required by Item 310(b) of Regulation S-B.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company from time to time is involved in ordinary and routine litigation incidental to its business; the Company currently believes that there is no such pending legal proceeding that would have a material adverse effect on the consolidated financial statements of the Company.

ITEM 2. Changes in Securities

     Sales of Unregistered Securities None

ITEM 3. Defaults Upon Senior Securities

     A cash dividend of $236,400 payable on the Company's outstanding Series A Preferred Stock is included in the consolidated balance sheet as of June 30, 2003. The Company contacted the holder prior to the payment date to explain that the Company would not be making the December 31, 2002 dividend payment ($157,600) while it sought the financing it required to implement its business plan.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
          No             Description                                        Method of Filing
       ---------        --------------------                                ------------------


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

(b)  Reports on Form 8-K None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 11, 2003

                            INDEX DEVELOPMENT PARTNERS, INC. (Issuer)


                            By: /s/ Jonathan L. Steinberg
                                --------------------------
                                Jonathan L. Steinberg, Chief Executive Officer
                                 (and principal financial officer)