Form 10-Q/A
period 2011-06-30
WisdomTree Investments, Inc.
filed 2011-09-30
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______.

Commission File Number 001-10932

WisdomTree Investments, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

380 Madison Avenue, 21st Floor	10017
New York, New York	(Zip Code)
(Address of principal executive officers)

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

As of September 1, 2011 there were 115,730,107 shares of the registrant’s Common Stock, $.01 par value per share, outstanding (voting securities).

WisdomTree Investments, Inc.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 of WisdomTree Investments, Inc. filed with the Securities and Exchange Commission on September 7, 2011 (the “Form 10-Q”) is solely to furnish the Interactive Data File as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T, the interactive data files in Exhibit 1010 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ,and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Reference Exhibit No.

3.1	(1)	Form of Amended and Restated Certificate of Incorporation.	3.1

3.2	(1)	Amended and Restated Bylaws.	3.2

4.1	(1)	Specimen Common Stock Certificate.	4.1

4.2	(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3	(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4	(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5	(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

10.1	(2) †	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Bruce Lavine dated as of May 24, 2011.	10.31

10.2	(2) †	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Peter M. Ziemba dated as of May 24, 2011.	10.32

10.3	(2) †	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Amit Muni dated as of May 24, 2011.	10.33

10.34	(2)	Form of Indemnification Agreement for Officers and Directors.	10.35

31.1	(3)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rules 13a-14 of the Exchange Act.

31.2	(3)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rules 13a-14 of the Exchange Act.

32	(3)	Section 1350 Certification.

101.INS	(4)	XBRL Instance Document

101.SCH	(4)	XBRL Taxonomy Extension Schema Document

101.CAL	(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(4)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011.

(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed with the SEC on May 26, 2011.

(3)	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on September 7, 2011.

(4)	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of September, 2011.

WISDOMTREE INVESTMENTS, INC.

By:	/S/ Amit Muni
Amit Muni
Executive Vice President – Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

4