Form 10-K
period 2011-12-31
WisdomTree Investments, Inc.
filed 2012-03-29
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-10932

WisdomTree Investments, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
380 Madison Avenue, 21st Floor New York, New York	10017
(Address of principal executive officers)	(Zip Code)

212-801-2080

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

☐ Large accelerated filer		☐ Accelerated filer

☒ Non-accelerated filer	(Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates (computed by reference to the price at which the Common Stock was last sold on the NASDAQ Global Market on June 30, 2011) was $248,114,676.

At March 15, 2012, there were 123,128,388 shares of the registrant’s Common Stock outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2011

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” and elsewhere in this Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I

ITEM 1.	BUSINESS

Our Company

We are the only publicly-traded asset management company that focuses exclusively on ETFs. We are the seventh largest ETF sponsor in the United States with AUM of approximately $15.6 billion as of March 16, 2012. Our family of ETFs includes both fundamentally weighted funds that track our own indexes, and actively managed funds. We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisors, institutional investors, private wealth managers and discount brokers.

We focus on creating innovative and thoughtful ETFs for investors. We believe that our differentiated approach, employing a distinctive index-based methodology, delivers better risk adjusted returns over the long term. Our index-based funds employ a fundamental weighted investment methodology, which weights securities on the basis of factors such as dividends or earnings, whereas most other ETF indexes use a capitalization weighted methodology. Using our approach, 85% of the $9.4 billion invested in our 34 equity ETFs were in funds that, since their respective inceptions through December 31, 2011, outperformed their market capitalization-weighted or competitive benchmarks. Similarly, 26 of our 34 equity ETFs have outperformed their market capitalization-weighted or competitive benchmarks over the same period. In addition, we are one of a small number of ETF sponsors that have received the necessary exemptive relief from the SEC to offer actively managed ETFs, which are ETFs that are not based on a particular index but rather are actively managed with complete transparency into the ETF’s portfolio on a daily basis. Our exemptive relief enables us to use our own indexes for certain of our ETFs, actively manage other ETFs and incorporate the use of derivatives in certain products, thereby allowing us to develop certain ETFs not yet offered by other sponsors. For example, we are the only ETF sponsor that has launched a managed futures strategy ETF.

Despite a challenging economic environment, our AUM increased by $2.3 billion, or 23%, from the beginning of 2011 to $12.2 billion at December 31, 2011. Net inflows into our ETFs reached $3.9 billion in 2011, up 24% from 2010, and our market share of the ETF industry net inflows reached 3.4% compared to 2.7% in 2010. As a result of strong net inflows and growth in our AUM, our revenues increased 56.6% to $65.2 million in 2011, while our corresponding expenses increased 26.3% over the same period. We recorded net income of $3.1 million in 2011 compared to a net loss of $7.5 million in 2010.

The following charts show our AUM as of the dates indicated and the net inflows of our ETFs for the periods indicated:

The following charts show the asset mix and distribution of our ETFs as of December 31, 2011:

Our Industry

An ETF is an investment fund that holds securities such as equities or bonds and generally trades at approximately the same price as the net asset value of its underlying components over the course of the trading day. ETFs offer exposure to a wide variety of asset classes and investment themes, including domestic, international and global equities, fixed income securities, as well as securities in specific industries and countries. There are also ETFs that track certain specific investments, such as commodities, real estate or currencies.

We believe ETFs have been one of the most innovative, revolutionary and disruptive investment products to emerge in the last two decades in the asset management industry. As of December 31, 2011, there were approximately 937 ETFs in the United States with aggregate AUM over $1 trillion. McKinsey & Company projects the global aggregate AUM of ETFs could grow by $1.5 trillion by 2015, and Strategic Insight predicts the U.S. ETF market will hit $2 trillion before the end of 2015. The chart below reflects the AUM of the ETF industry in the United States since 2001:

U.S. ETF Industry AUM

(in billions)

Source: Investment Company Institute, Bloomberg, WisdomTree.

As of December 31, 2011, we were the seventh largest ETF sponsor in the United States by AUM and had the highest percentage growth rate in AUM of the top ten ETF sponsors in 2011:

	AUM as of December 31, 2011	2011 % Growth in AUM
	(in billions)
1 iShares	$448	0.3%
2 StateStreet	267	7.6%
3 Vanguard	170	14.7%
4 PowerShares	45	7.7%
5 Van Eck	23	17.7%
6 ProShares	23	1.4%
7 WisdomTree	12	23.2%
8 Deutsche Bank	12	3.7%
9 Rydex	8	3.4%
10 Direxion	7	1.8%

Top Ten Total	1,015

Other ETF Sponsors	32

Total U.S. ETF Industry AUM	$1,047

Source: Bloomberg, WisdomTree

According to Morningstar, Inc., ETFs were initially marketed mostly to institutional investors, but today, institutional investors account for only about half of the assets held in ETFs. ETFs have become more popular among a broad range of investors as they have come to realize their benefits and use them for a variety of purposes and strategies, including low cost index investing and asset allocation, access to specific asset classes, protective hedging, income generation, exploitation of arbitrage opportunities, and diversification strategies.

While ETFs are similar to mutual funds in many respects, they have some important differences as well:

•	Transparency. ETFs disclose the composition of their underlying portfolios on a daily basis, unlike mutual funds which typically disclose their holdings only every 90 days.

•

Intraday trading, hedging strategies and complex orders. Like stocks, ETFs can be bought and sold on exchanges throughout the trading day at market prices. ETFs update the indicative values of their underlying portfolios every 15 seconds. As publicly-traded securities, ETF shares can be purchased on margin and sold short, enabling the use of hedging strategies, and traded using stop orders and limit orders, which allow investors to specify the price points at which they are willing to trade.

•

Tax efficiency. In the United States, whenever a mutual fund or ETF realizes a capital gain that is not balanced by a realized loss, it must distribute the capital gain to its shareholders. These gains are taxable to all shareholders, even those who reinvest the gain distributions in additional shares of the fund. However, most ETFs typically redeem their shares through “in-kind” redemptions in which low-cost securities are transferred out of the ETF in exchange for fund shares in a non-taxable transaction. As a practical matter, mutual funds cannot use this process. By using this process, ETFs avoid the transaction fees and tax impact incurred by mutual funds that sell securities to generate cash to pay out redemptions.

•

Uniform pricing. From a cost perspective, ETFs are one of the most equitable investment products on the market. Investors, regardless of their size, structure or sophistication, pay identical advisory fees. Unlike mutual funds, there are not different share classes or different expense structures for retail and institutional clients and ETFs are not sold with sales loads or 12b-1 fees. In many cases, ETFs offer lower expense ratios than comparable mutual funds.

ETFs are used in various ways by a range of investors, from conservative to speculative uses including:

•	Low cost index investing. Because of their low cost, ETFs are used by investors seeking to track a variety of indexes encompassing equities, commodities or fixed income over the short and long term.

•

Improved access to specific asset classes. Investors often use ETFs to gain access to specific market sectors or regions around the world by using an ETF that holds a portfolio of securities in that region or segment rather than buying individual securities.

•	Protective hedging. Investors seeking to protect their portfolios may use ETFs as a hedge against unexpected declines in prices.

•

Income generation. Investors seeking to obtain income from their portfolios may buy dividend-paying ETFs, which encompass a basket of dividend-paying stocks rather than buying individual stocks or a fixed income ETF that typically distributes monthly income.

•	Speculative investing. Investors with a specific directional opinion about a market sector may choose to buy or sell (long or short) an ETF covering or leveraging that market sector.

•	Arbitrage. Sophisticated investors may use ETFs in order to exploit perceived value differences between the ETF and the value of the ETF’s underlying portfolio of securities.

•

Asset allocation. Investors seeking to invest in various asset classes to develop an asset allocation model in a cost-effective manner can do so easily with ETFs, which offer broad exposure to various asset classes in a single security.

•

Diversification. By definition, ETFs represent a basket of securities and each fund may contain hundreds or even thousands of different individual securities. The “instant diversification” of ETFs provides investors with broad exposure to an asset class, market sector or geography.

ETFs are one of the fastest growing sectors of the asset management industry, having expanded at a compound annual growth rate of 29% from $66 billion in AUM in 2000 to over $1 trillion in AUM at the end of 2011. According to the Investment Company Institute, ETF AUM increased from 4.2% of total ETF and long-term mutual fund AUM in 2005 to nearly 11% in 2011, while ETF inflows have increased from 23% of total ETF and long-term mutual fund inflows in 2005 to 34% in 2010. We expect this trend to continue. For example, during the recent market downturn in 2008, while traditional long-term mutual funds experienced outflows of $225 billion, ETFs experienced inflows of $177 billion. More recently, in 2011, ETFs experienced nearly four times the inflows of mutual funds.

We believe our growth, and the growth of the ETF industry in general, will continue to be driven by the following factors:

•

Education and greater investor awareness. Over the last several years, ETFs have been taking a greater share of inflows and AUM from mutual funds. We believe as a result of the recent market downturns, investors have become more aware of some of the deficiencies of their mutual fund and other financial products. In particular, we believe investors are beginning to focus on important characteristics of their traditional investments—namely transparency, tradability, liquidity, tax efficiency and fees. Their attention and education focused on these important investment characteristics may be one of the drivers of the shift in inflows from traditional mutual funds to ETFs. We believe as investors become more aware and educated about ETFs and their benefits, ETFs will continue to take market share from traditional mutual funds and other financial products or structures such as hedge funds, separate accounts and single stocks.

•

Move to fee-based models. Over the last several years, many financial advisors have changed the revenue model that they charge clients from one that is “transaction-based,” that is, based on commissions for trades or receiving sales loads, to a “fee-based” approach, where an overall fee is charged based on the value of AUM. This fee-based approach lends itself to the advisor selecting no-load, lower-fee financial products, and in our opinion, better aligns advisors with the interests of their clients. Since ETFs generally charge lower fees than mutual funds, we believe this model shift will benefit the ETF industry. As major brokerage firms and asset managers encourage their advisors to move towards fee-based models, we believe overall usage of ETFs will likely increase.

•

Innovative product offerings. Historically, ETFs tracked traditional equity indexes, but the volume of ETF growth has led to significant innovation and product development. As demand increased, the number of ETFs has also increased and today, ETFs are available for virtually every asset class including commodities, fixed income, alternative strategies, leveraged/inverse, real estate and currencies. We believe, though, that there remain substantial areas for ETF sponsors to continue to innovate, including alternative-based strategies, hard and soft commodities, and actively-managed strategies. We believe the further expansion of ETFs will fuel further growth and investments from investors who typically access these products through hedge funds, separate accounts, stock investments or the futures and commodity markets.

•

New distribution channels. Discount brokers, including E*Trade, TD Ameritrade, Schwab and Fidelity, now offer free trading and promotion of select ETFs. We believe the promotion of ETF trading by discount brokers and their marketing of ETFs to a wider retail channel will contribute to the future growth of ETFs.

•

Changing demographics. As the “baby boomer” generation continues to mature and retire, we expect that there will be a greater demand for a broad range of investment solutions, with a particular emphasis on income generation and principal protection, and that more of these investors will seek advice from professional financial advisors. We believe these financial advisors will migrate more of their clients’ portfolios to ETFs due to their lower fees, better fit within fee-based models, and their ability to (i) provide access to more diverse market sectors, (ii) improve multi-asset class allocation, and (iii) be used for different investment strategies, including income generation. Overall, we believe ETFs are well-suited to meet the needs of this large and important group of investors.

•

Expansion into 401(k) retirement plans. Historically, 401(k) plans were almost exclusively comprised of mutual funds. However, we believe ETFs are particularly well-suited to 401(k) retirement plans and that these plans present a large and growing opportunity for our industry. ETFs are easy-to-implement, fully transparent investment vehicles covering the full range of asset allocation categories, and are available at significantly lower costs than most traditional mutual funds. In addition, regulatory reform laws are anticipated to go into effect in the future that will require 401(k) retirement plan sponsors to disclose all fees associated with their plans. We believe that as investors become aware of fees associated with using mutual funds in traditional 401(k) retirement plans, they will replace their mutual funds with ETFs because of their lower fees.

Our Competitive Strengths

•

Well-positioned in large and growing markets. We believe that ETFs are well-positioned to grow significantly faster than the asset management industry as a whole, making our concentration in ETFs a significant advantage versus other traditional asset management firms. In 2011, our AUM grew at a faster rate than any of the other top 10 ETF sponsors. We have markedly increased our share of ETF industry net flows from 0.5% in 2008 to 3.4% in 2011. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage. We believe that our early leadership in a number of asset classes, including small cap emerging markets equities, international local currency denominated fixed income, and managed futures positions us well to maintain a leadership position.

•

Strong performance through a differentiated approach. We create our own indexes, rebalanced annually, that weight companies in our equity ETFs by a measure of fundamental value. In contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. Using our approach, 85% of the $9.4 billion invested in our 34 equity ETFs were in funds that, since their respective inceptions through December 31, 2011, outperformed their market capitalization-weighted or competitive benchmarks. Similarly, 26 of our 34 equity ETFs have outperformed their market capitalization-weighted or competitive benchmarks over the same period. We believe our approach differentiates us from our competitors and will allow us to take a greater share of the expected growth in the ETF market.

•

Diversified product set, powered by innovation. We have a broad and diverse product set. Our products span a variety of traditional and high growth asset classes, including emerging markets, international and U.S. equities, currencies, international fixed income, and alternatives, and include both passive and actively managed funds. Our product development and research teams work closely to identify potential new ETFs for the marketplace. Because we have the regulatory exemptive relief that enables us to use our own indexes in our ETFs, we have the ability to create certain indexes and related ETFs more rapidly than our competitors who must license indexes from third party index providers. Our exemptive relief also enables us to offer actively managed funds and incorporate the use of derivatives. Our innovations include launching the industry’s first emerging markets small cap equity ETF, the first actively managed currency ETFs, one of the first international local currency denominated fixed income ETFs and the first managed futures ETF. We believe that our expertise in product development combined with our regulatory exemptive relief provides a strategic advantage, enabling us to launch innovative ETFs that others may not be able to launch as quickly. For example, the top 10 ETF sponsors launched approximately 95 ETFs in 2011 of which we launched 3. We ranked third in terms of inflows into new ETFs gathering approximately 10% or $723 million of net inflows.

•

Extensive marketing, research and sales efforts. Since 2006, we have invested significant resources to establish the WisdomTree brand through targeted television, print and online advertising, as well as public relations efforts. The majority of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisors who use our ETFs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisors at leading national brokerage firms, registered investment advisors and high net worth advisors. We believe the recent growth we have experienced by strategically aligning these advisor relationships and marketing campaigns with targeted research and sales initiatives differentiates us from our competitors and contributes to our strong inflows.

•

Efficient business model with lower risk profile. We have invested heavily in the internal development of our core competencies with respect to product development, marketing, research and sales of ETFs. We outsource to third parties those services that are not our core competencies or may be resource or risk intensive, such as the portfolio management responsibilities and fund accounting operations of our ETFs. In addition, since we create our own indexes, we do not incur licensing costs and can therefore be more competitive in terms of the fees we charge for our index-based ETFs. We have already made substantial investments in our core competencies, and we expect to be able to leverage these existing capabilities across our business, positioning us to maintain both growth and profitability.

•

Strong, seasoned and creative management team. We have built a strong and dedicated senior leadership team. Most of our leadership team has significant ETF or financial services industry experience in fund operations, regulatory and compliance oversight, product development and management or marketing and communications. We believe our team, by developing an ETF sponsor from the ground up despite significant competitive, regulatory and operational barriers, has demonstrated an ability to innovate as well as recognize and respond to market opportunities and effectively execute our strategy.

Our Growth Strategies

Our goal is to be among the top five U.S. sponsors in the ETF industry, where scale is a competitive advantage. In 2009, we were the eleventh largest ETF sponsor. We increased our AUM to become the eighth largest ETF sponsor in 2010 and today we are the seventh largest. We believe our continued execution will enable us to increase trading volumes and build longer performance track records, which should allow us to attract additional investors and, in turn, further grow our AUM. We will seek to increase our market share and build additional scale by continuing to implement the following growth strategies:

•

Increase penetration within existing distribution channels. We believe there is an opportunity to increase our market share by further penetrating existing distribution channels and by cross-selling additional WisdomTree ETFs. In order to achieve these objectives, we intend to continue our strategy of targeted advertising and direct marketing, coupled with our research-focused sales support initiatives, to enhance product awareness and increase our market share of ETF net inflows. We have increased our share of ETF industry net inflows from 0.5% in 2008 to 3.4% in 2011, and we are focused on continuing this trend.

•

Launch innovative new products that diversify our product offerings and revenues. We believe our track record has shown that we can create and sell innovative ETFs that meet market demand. We believe that continued launches of new products will strengthen our business by allowing us to realize additional inflows, maintain and grow our AUM and generate revenues across different market cycles as particular investment strategies move in and out of favor.

•

Expand internationally. To date, our sales and marketing has been principally focused on the domestic U.S. market. However, since April 2010, 11 of our ETFs have been cross-listed in the special international section on the Mexican stock exchange, Bolsa Mexicana De Valores, where certain institutional investors trade foreign securities in Mexico. As ETFs are increasingly traded globally we believe that international expansion of our marketing, communication and sales strategies will provide significant new growth avenues. We are currently developing a plan for further international expansion, and have established an international fund company to capitalize on growth opportunities outside of the United States.

•

Selectively pursue acquisitions or partnerships. We may pursue acquisitions or enter into partnerships or other commercial arrangements that will enable us to strengthen our current business, expand and diversify our product offering, increase our AUM or enter into new markets. We believe entering into partnerships or pursuing acquisitions is a cost-effective means of growing our business and AUM. For example, in 2007, we purchased certain assets and intellectual property from Treasury Equity, LLC which formed the basis for our currency ETFs. In addition, in 2008, we entered into a joint venture with Mellon Capital Management Corporation and The Dreyfus Corporation with respect to our currency and fixed income ETFs, which enabled us to bring these ETFs to market faster than would otherwise have been possible.

Regulatory Framework of the ETF Industry

Not all exchange traded products, or ETPs, are ETFs. ETFs are a distinct type of security with features that are different than other ETPs. ETFs are open-end investment companies or unit investment trusts regulated by the Investment Company Act. This regulatory structure is designed to provide investor protection within a pooled investment product. For example, the Investment Company Act requires that at least 40% of the Trustees for each ETF must not be affiliated persons of the fund’s investment manager (“Independent Trustees”). If the ETF seeks to rely on certain rules under the Investment Company Act, a majority of the Trustees for that ETF must be Independent Trustees. In addition, as discussed below, ETFs have received orders from the staff of the SEC which exempt them from certain provisions of the Investment Company Act; however, ETFs generally operate under regulations that prohibit affiliated transactions, are subject to standard pricing and valuation rules and have mandated compliance programs. ETPs can take a number of forms other than ETFs, including exchange traded notes, grantor trusts or limited partnerships. A key factor differentiating ETFs, grantor trusts and limited partnerships from exchange traded notes is that the former hold assets underlying the ETP. Exchange traded notes on the other hand are debt instruments issued by the exchange traded note sponsor. Also, each of these structures has implications for taxes, liquidity, tracking error and credit risk.

Because ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors need to obtain from the SEC “exemptive relief” from certain provisions of the Investment Company Act in order to operate ETFs. This exemptive relief allows the ETF sponsor to bring products to market for the specific products or structures they have applied for. Applying for exemptive relief can be costly and take several months to several years depending on the type of exemptive relief sought.

Our Products

Today, we offer a comprehensive family of 48 ETFs, which includes 34 international and domestic equity ETFs, seven currency ETFs, five international fixed income ETFs and two alternative strategy ETFs. Currently, 46 of our ETFs are listed on NYSE Arca, a listing venue of NYSE Euronext, and two of our ETFs are listed on the NASDAQ Stock Market. Since April 2010, 11 of our ETFs have also been cross-listed in the special international section on the Mexican stock exchange, Bolsa Mexicana De Valores, where certain institutional investors trade foreign securities in Mexico.

The type and AUM for each of our ETFs are listed below as of March 16, 2012:

	Number of Funds	Type	AUM
			(in millions)
Equity ETFs:
U.S. Equity ETFs	12	Index based	$4,337
Emerging Markets Equity ETFs	4	Index based	5,496
International Developed Equity ETFs	18	Index based	2,901
Currency ETFs	7	Actively Managed	899
International Fixed Income ETFs	5	Actively Managed	1,731
Alternative Strategy ETFs	2	Actively Managed	253

Total	48		$15,617

Equity ETFs

We offer equity ETFs covering the U.S., international developed and emerging markets. These ETFs offer access to the securities of large, mid and small-cap companies, companies located in the United States, developed markets and emerging markets, as well as companies in particular market sectors, including basic materials, energy, utilities and real estate. Our equity ETFs track our own fundamentally weighted indexes, as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe these factors, rather than market capitalization alone, can provide investors with better risk-adjusted returns over the long term.

Currency ETFs

We launched the industry’s first currency ETFs in May 2008 using an actively managed strategy. We offer currency ETFs that provide investors with exposure to developed and emerging market currencies, including the Chinese Yuan, the Brazilian Real and the Japanese Yen. Currency ETFs invest in U.S. money market securities, forward currency contracts and swaps and seek to achieve the total returns reflective of both money market rates in selected countries available to foreign investors and changes to the value of these currencies relative to the U.S. dollar.

International Fixed Income ETFs

In August 2010, we launched an ETF that invests predominantly in a broad range of local debt denominated in the currencies of emerging market countries and in March 2011, we launched an ETF that invests in local debt denominated in the currencies of Asia Pacific ex-Japan countries. In October 2011, we changed the investment objective of two currency ETFs, which further expanded our international fixed income product line and in March 2012, we launched an emerging markets corporate bond ETF. We intend to launch additional fixed income bond funds and broaden our product offerings in this category.

Alternative Strategy ETFs

In January 2011, we launched the industry’s first managed futures strategy ETF. This fund seeks to achieve positive returns in rising or falling markets that are not directly correlated to broad market equity or fixed income returns. In July 2011, we launched a global real return ETF. This fund seeks total returns (capital appreciation plus income) that exceed the rate of inflation over long-term investment horizons. This fund combines domestic and global inflation-linked bonds with disciplined commodity strategies and gold exposure. We also intend to explore additional alternative strategy products in the future.

Index Based ETFs

Our equity ETFs seek to track our own fundamentally weighted indexes. Most of today’s ETFs track market capitalization weighted indexes and most of these indexes are licensed from third parties by ETF sponsors. Market capitalization weighted ETFs assign more weight to stocks with the highest market capitalizations, which is a function of stock price. We believe this means that if a stock is overvalued, market capitalization weighted funds will give the overvalued stock greater weight as its price and market capitalization increase. The opposite is true if a stock is undervalued, as market capitalization weighted funds will give it less weight. Without a way to rebalance away from these stocks, we believe market capitalization weighted funds essentially hold more of a company’s stock as its price is going up and less as the price of the company’s stock is going down. In other words, we believe these funds buy high and sell low. Market history includes many points in time when stocks were overvalued, for example, the technology and dot-com bubble of the late 1990s. We believe this structural flaw can expose investors to potentially higher risks and lower returns.

To address the structural flaw of market capitalization-weighting, we developed fundamentally weighted indexes that weight companies by a measure of fundamental value instead of market capitalization using a rules-based methodology. After researching fundamental indicators of value, we believe the most effective metrics are cash dividends or earnings. Our research indicated that weighting by cash dividends or earnings provided investors with better risk adjusted returns than market capitalization weighted indexes. The rules-based methodology that we created weights companies in our index based on either dividends or earnings in order to magnify the effect that dividends or earnings play on the total return of the index. For example, in our typical U.S. based indexes under our rules-based methodology, we weight each company based on their projected cash dividends to be paid over the coming year over the sum of the projected cash dividends to be paid by all companies or we weight each company based on their previous annual earnings over the sum of the earnings by all companies in the index. Our funds are rebalanced annually and designed to reset back to an indicator of fundamental value—either cash dividends paid or earnings generated. All of our index based equity ETFs are based on this approach. We believe this fundamentally weighted approach offers better returns than comparable ETFs or mutual funds tracking market capitalization weighted indexes over the long-term.

We benchmark our fundamentally weighted indexes against traditional market capitalization-weighted indexes designed to track similar companies, sectors, regions or exposure. Using this approach, 85% of the $9.4 billion invested in our 34 equity ETFs on December 31, 2011 were in funds that, since their respective inceptions, outperformed their market capitalization-weighted or competitive benchmarks through that date. Similarly, 26 of our 34 equity ETFs outperformed their market capitalization-weighted or competitive benchmarks over the same period. We believe this outperformance has been achieved primarily due to the weighting and selection of companies in our fundamentally weighted indexes using our rules-based methodology, rather than market capitalization-weighted indexes.

Actively Managed ETFs

In 2008, we obtained regulatory approval to launch actively managed ETFs, which are ETFs that are not based on an index but rather are actively managed with complete transparency of the ETF’s portfolio on a daily basis. Currently, we are one of several ETF sponsors that have already received the necessary exemptive relief from the SEC to launch actively managed ETFs. This has enabled us to develop products not yet offered by other ETF sponsors. Our actively managed ETFs includes our currency, international fixed income and alternative strategy ETFs.

The securities purchased and sold by our ETFs include U.S. and foreign equities, forward currency contracts and U.S. and foreign debt instruments. In addition, we enter into derivative transactions, in particular U.S. listed futures contracts, non-deliverable currency forward contracts, and total return swap agreements in order to gain exposure to commodities, foreign currencies, and interest rates. The exchanges these securities trade on include all the major exchanges worldwide.

Sales, Marketing and Research

We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisors, institutional investors, private wealth managers and discount brokers. We do not target our ETFs for sale directly to the retail segment but rather to the financial advisor who acts as the intermediary between the end-client and us. We do not pay commissions nor do we offer 12b-1 fees to financial advisors to use or recommend the use of our ETFs.

We have developed an extensive network and relationships with financial advisors and we believe our ETFs and related research are well structured to meet their needs and those of their clients. Our sales professionals act in a consultative role to provide the financial advisor with value-added services. We seek to consistently grow our network of financial advisors and we opportunistically seek to introduce new products that best deliver our investment strategies to investors through these distribution channels. We have our own team of 32 sales professionals located in the United States as of December 31, 2011.

In 2010, we entered into agreements with Advisors Asset Management, Inc. and Compass Group Holdings S.A. to serve as the external marketing agents for the WisdomTree ETFs in the U.S. independent broker-dealer channel and in Latin America, respectively. These arrangements expand our distribution capabilities to channels that we believe would otherwise be difficult to access in a cost-effective manner. Under these agreements, we pay these marketing agents a percentage of our advisory fee revenue based on incremental growth in assets under management in the respective sales channel. Since inception, we have incurred in total approximately $0.6 million in expenses as of December 31, 2011 related to these marketing arrangements and we may enter into additional marketing agreements in the future. We do not expect this expense to be material in any fiscal period. We have ended our relationship with Advisors Asset Management and will handle that function with our own sales force.

Our marketing effort is focused on three objectives: (1) generating new clients and inflows to our ETFs; (2) retaining existing clients, with a focus on cross-selling additional WisdomTree ETFs; and (3) building brand awareness. We pursue these objectives through a multi-faceted marketing strategy targeted at financial advisors within the asset management industry. We utilize the following strategies:

•

Targeted advertising. We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising runs exclusively on the cable networks CNBC and Bloomberg Television; online advertising runs on ETF-specific web sites, such as www.seekingalpha.com and www.etfdatabase.com; and print advertising runs in core financial publications, including Barron’s and Institutional Investor.

•

Media relations. We have a full time public relations director who has established relationships with the major financial media outlets including: the Wall Street Journal, Barron’s, the Financial Times, Bloomberg, Reuters and USA Today. We utilize these relationships to help create awareness of the WisdomTree ETFs and the ETF industry in general. Key members of management, including our CEO, Jonathan Steinberg, our Chief Investment Strategist, Luciano Siracusano, our President and Chief Operating Officer, Bruce Lavine, and our Director of Research, Jeremy Schwartz, are frequent market commentators and conference panelists.

•

Direct marketing. We have a database of financial advisors to which we regularly market through targeted and segmented communications, such as on-demand research presentations, ETF-specific or educational events and presentations, quarterly newsletters and market commentary from our senior investment strategy advisor, Professor Jeremy Siegel.

•	Sales support. We create comprehensive marketing materials to support our sales process including whitepapers, research reports, investment ideas and performance data for all WisdomTree ETFs.

We will continue to evolve our marketing and communication efforts in response to changes in the ETF industry, market conditions and marketing trends.

Our research team has three core functions: index development and oversight, investment research and sales support. In its index development role, the research group is responsible for creating the investment methodologies and overseeing the maintenance of our indexes that WisdomTree’s equity ETFs are designed to track. The team also provides a variety of investment research around these indexes and market segments. Our research is typically academic-type research to support our products, including white papers on the strategies underlying our indexes and ETFs, investment insight on current market trends, and types of investment strategies that drive long-term performance. We distribute our research through our sales professionals, online through our website, targeted emails to financial advisors, or through financial media outlets, including interviews on CNBC. On some occasions our research has been included in “op-ed” letters appearing in the Wall Street Journal. Finally, the research team supports our sales professionals in meetings as market experts and through custom reports. In addition, we consult with our senior investment strategy advisor, Professor Jeremy Siegel, on product development ideas.

Competition

The asset management industry is highly competitive and we face substantial competition in virtually all aspects of our business. Factors affecting our business include fees for our products, investment performance, brand recognition, business reputation, quality of service and the continuity of our financial advisor relationships. We compete directly with other ETF sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us. The vast majority of the firms we compete with are subsidiaries of large diversified financial companies and many others are much larger in terms of AUM, years in operations and revenues and, accordingly, have much larger sales organizations and budgets. In addition, these larger competitors may attract business through means that are not available to us, including retail bank offices, investment banking, insurance agencies and broker-dealers.

Recently, our competitors, Vanguard, Charles Schwab, iShares and FocusShares (through Scottrade Inc.), became engaged in significant price competition by lowering fees charged for ETFs offering similar investment strategies and waiving trading commissions. These ETFs typically track broad based market capitalization-weighted equity indexes or, with respect to iShares, are related to gold. We do compete against these firms for similar related equity strategies; however, as described above, our indexes are fundamentally weighted, not market capitalization-weighted. An index developer has created a series of fundamentally weighted indexes similar to ours which may be licensed by a competitor of ours. Some of our competitors have launched or will be launching fundamentally weighted ETFs of their own. Both the index developer and our competitors are using indexes with different fundamental weighting than our approach. If price competition intensifies or we begin to compete with other ETF sponsors using a fundamentally weighted approach that is similar to ours at a lower price than ours, we may be required to reduce the advisory fees we charge in order to compete.

In 2008, the SEC announced a proposal to allow ETFs to form and operate without the need to obtain exemptive relief. This proposed rule has not yet been adopted and we do not know if or when it may be adopted. In addition, in March 2010, the SEC announced it would defer approval of applications for exemptive relief for ETFs that make significant use of derivatives pending a review by the SEC of the use of derivatives by mutual funds, ETFs and other investment companies. This moratorium may serve to prevent potential competitors from directly competing with certain of our products until this moratorium is lifted. Removing the time barrier and expense needed to obtain exemptive relief may bring additional competitors into the marketplace.

We believe our ability to successfully compete will depend largely on our competitive fee structure and our ability to achieve consistently strong investment performance, develop distribution relationships, create new investment products, offer a diverse platform of investment choices and attract and retain talented sales professionals and other employees.

Business Transactions

Joint Venture with Mellon Capital Management Corporation and The Dreyfus Corporation

In 2008, we entered into a mutual participation agreement with Mellon Capital Management Corporation and The Dreyfus Corporation in which we agreed to collaborate in developing currency and fixed income ETFs under the WisdomTree Trust. Under the agreement, we contribute our expertise in operating the ETFs, sales, marketing and research, and Mellon Capital and Dreyfus contributed sub-advisory, fund administration and accounting services for these collaborated ETFs. All third-party costs and profits and losses are shared equally. This agreement expires in March 2013. As of December 31, 2011, approximately $2.1 billion of our AUM is related to this agreement. If this agreement were to expire, we would be required to contract separately with Mellon Capital and Dreyfus, or pay another third party to provide for these services. Although we would then have to pay for these services, we would not have to share any profits or losses related to these ETFs. At this time, we have no information whether this agreement will expire or be renewed.

Treasury Equity, LLC

In 2007, we acquired the rights to an application pending with the SEC for exemptive relief to operate currency funds from Treasury Equity, LLC, a private company. Following this purchase we continued to pursue the application for the exemptive relief and ultimately it formed the basis for our regulatory ability to operate currency ETFs. In exchange, we issued approximately 1.2 million shares of common stock valued at approximately $2.3 million during 2008 and 2009. In addition, until March 2017, we will pay Treasury Equity, LLC a quarterly fee which is calculated as the lesser of 0.03% of the average daily assets under management for our currency ETFs or 10% of revenues we earn from our currency ETFs. We have paid in total $0.2 million in trailer fees as of December 31, 2011.

Regulation

The investment management industry is subject to extensive regulation and virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. These laws generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of our business and to impose sanctions for failure to comply with these laws and regulations. Further, such laws and regulations may provide the basis for litigation that may also result in significant costs to us.

We are currently subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:

•

The Investment Advisers Act of 1940—The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. Our subsidiary, WTAM, is registered as an investment adviser under the Investment Advisers Act and, as such, is regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and broad obligations, including, among others, recordkeeping requirements, operational procedures, registration and reporting and disclosure obligations.

•

The Investment Company Act of 1940—The WisdomTree ETFs are registered with the SEC pursuant to the Investment Company Act. The WisdomTree ETFs must comply with the requirements of the Investment Company Act and related regulations, as well as conditions imposed in the exemptive orders received by the ETFs, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance.

•

Broker-Dealer Regulations—Although we are not registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended, nor are we a member firm of the Financial Industry Regulatory Authority (FINRA), many of our employees, including all of our salespersons, are licensed with FINRA and are registered as associated persons of the distributor of the WisdomTree ETFs and, as such, are subject to the regulations of FINRA that relate to licensing, continuing education requirements and sales practices. FINRA also regulates the content of our marketing and sales material.

•	Internal Revenue Code—WisdomTree Trust generally has obligations with respect to the qualification of the registered investment company for pass-through tax treatment under the Internal Revenue Code.

•

U.S. Commodity Futures Trading Commission (CFTC)—On February 8, 2012, the CFTC adopted regulations that will likely require us to register as a commodity pool operator and may require us to register as a commodity trading adviser, which will impose upon us additional registration and licensing requirements for a select number of our ETFs that use commodities or derivatives and subject us to an additional and extensive regulatory structure.

Because ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors need to obtain from the SEC “exemptive relief” from certain provisions of the Investment Company Act in order to operate ETFs. This exemptive relief allows the ETF sponsor to bring products to market for the specific products or structures they have applied for. Applying for exemptive relief can be costly and take several months to several years depending on the type of exemptive relief sought.

In August 2011, the SEC published a concept release and request for comments on a wide range of issues relating to the use of derivatives by investment companies regulated under the Investment Company Act, including ETFs. The purpose of the release is to assist in the SEC’s evaluation of whether the current regulatory framework, as it applies to a fund’s use of derivatives, continues to further the policies underlying the Investment Company Act and is consistent with investor protection. While we cannot predict what new or modified regulations may be adopted as a result of the SEC’s review, it is possible that new or modified regulations could adversely affect our ability to use derivatives for certain of our products.

FINRA rules and guidance may affect how WisdomTree ETFs are sold by member firms. Although WisdomTree does not offer so-called leveraged ETFs, which may include within their holdings derivative instruments such as options futures or swaps, recent FINRA guidance on margin requirements and suitability determinations with respect to customers trading in leveraged ETFs may influence how member firms effect sales of certain WisdomTree ETFs, such as currency ETFs, which also use some forms of derivatives, including forward currency contracts and swaps.

Finally, our common stock is traded on the NASDAQ Global Market and we are therefore also subject to their rules including corporate governance listing standards. In addition, the WisdomTree ETFs are listed on NYSE Arca or the NASDAQ Market, and accordingly are subject to the listing requirements of those exchanges.

Property

Our principal executive office is located at 380 Madison Ave, New York, New York 10017. We occupy approximately 20,000 square feet of office space under a lease that expires in January 2014. We believe that the space we lease is sufficient to meet our current and near term needs.

Intellectual Property

We regard our name, WisdomTree, as material to our business and have registered WisdomTree® as a service mark with the U.S. Patent and Trademark Office and in various foreign jurisdictions.

Our index-based equity ETFs are based on our own indexes and we do not license them from, nor do we pay licensing fees to, third parties for these indexes.

On March 6, 2012, the U.S. Patent and Trademark Office issued to us our patent on Financial Instrument Selection and Weighting System and Method, which is embodied in our dividend weighted equity indexes. We also have two patent applications pending with the U.S. Patent and Trademark office that relate to the operation of our ETFs and our index methodology. There is no assurance that patents will be issued from these applications and we currently do not rely upon our recently issued or future patents for a competitive advantage.

Employees

As of December 31, 2011, we had 65 full-time employees. Of these employees, 32 are engaged in our sales function with the remainder providing managerial, finance, marketing, legal, regulatory compliance, operations and research functions. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Segment and Geographic Areas

We operate as one business segment, as an ETF sponsor and asset manager providing investment advisory services. Revenues are derived in the U.S. and all of our assets are located in the U.S.

Available Information

Company Website and Public Filings

Our website is located at www.wisdomtree.com, and our investor relations website is located at www.wisdomtree.com/investor-relations. We make available, free of charge through our investor relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Further corporate governance information, including board committee charters and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We launched our first 20 ETFs in June 2006 and have only a limited operating history in the asset management business upon which an evaluation of our performance can be made. We have incurred significant losses since we launched our first ETFs. We first reported net income in the first quarter of 2011 and we only began to generate positive cash flow on a full quarterly basis in the second fiscal quarter of the year ended December 31, 2010 and, as a result, recent historical growth may not provide an accurate representation of the growth we may experience in the future, which may make it difficult to evaluate our future prospects. We have a history of net losses and have not achieved sustained profitability, and we may not be able to maintain or increase our level of profitability. Prior to generating net income for 2011, we incurred net losses of $27.0 million, $21.2 million and $7.5 million in 2008, 2009 and 2010, respectively. Even though we have achieved profitability, because of the various risks outlined in this Report, we cannot assure you that we will continue to be profitable.

Challenging global market conditions associated with declining prices of securities can adversely affect our business by reducing the market value of the assets we manage or causing WisdomTree ETF shareholders to sell their fund shares and trigger redemptions.

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

Many of our ETFs invest in securities of companies, governments and other organizations located outside the United States and at December 31, 2011, approximately 62% of our AUM was held by these ETFs. Therefore, the success of our business is closely tied to market conditions in foreign markets. Investments in non-U.S. issuers are affected by political, social and economic uncertainty effecting a country or region in which we are invested. In addition, fluctuations in foreign currency exchange rates could reduce the revenue we earn from these foreign invested ETFs. This occurs because an increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of the AUM in these ETFs, which, in turn, would result in lower revenue. Furthermore, investors are likely to believe these ETFs, as well as our suite of currency and fixed income ETFs, are a less attractive investment opportunity when the value of the U.S. dollar rises relative to non-U.S. currencies, which could have the effect of reducing investments in these ETFs, thus reducing revenue.

We derive a substantial portion of our revenue from products invested in emerging markets and are exposed to the market-specific political and economic risks as well as general investor sentiment regarding future growth of those markets.

At December 31, 2011, approximately 42% of our ETF AUM was concentrated in six of our WisdomTree ETFs that primarily invest in equity or fixed income securities issued by companies or governments in emerging markets. In 2011, approximately 51% of our revenue was derived from those six ETFs. As a result, our operating results are particularly exposed to the performance of those funds, economic and market conditions in those emerging markets, general investor sentiment regarding future growth in those emerging markets and our ability to maintain the assets under management of those funds. In addition, because these funds have a higher expense ratio than our other funds in general, they generate a disproportionate percentage of our total revenue. If the AUM in these funds were to decline, either because of declining market values or because of net outflows from these funds, our revenue would be adversely affected.

We derive a substantial portion of our revenue from a limited number of products and, as a result, our operating results are particularly exposed to the performance of those funds, investor sentiment toward the strategies pursued by those funds and our ability to maintain the assets under management of those funds.

At December 31, 2011, approximately 68% of our ETF AUM was concentrated in ten of our WisdomTree ETFs. As a result, our operating results are particularly exposed to the performance of those funds, investor sentiment toward investing in the strategies pursued by those funds and our ability to maintain the assets under management of those funds.

The WisdomTree ETFs have a limited track record and poor investment performance could cause our revenue to decline.

The WisdomTree ETFs have a limited track record upon which an evaluation of their investment performance can be made. At December 31, 2011, of our total 47 ETFs, only 22 ETFs had a five year track record and 40 had a three year track record. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all of our funds are useful, compelling and differentiated investment offerings, to more competitively align our overall product line in the current ETF landscape and to reallocate our attention and resources to areas of greater client interest. As a result, we may further adjust our product offering which may result in the closing of some of our ETFs, changing their investment objective or offering of new funds. The investment performance of our funds is important to our success. While strong investment performance could stimulate sales of our ETFs, poor investment performance, on an absolute basis or as compared to third-party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering the assets under management and reducing our revenue. Our fundamentally-weighted equity ETFs are designed to provide the potential for better risk-adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity ETFs may not perform well during certain shorter periods of time during different points in the economic cycle.

We currently depend on BNY Mellon to provide us with critical services to operate our business and the WisdomTree ETFs. The failure of BNY Mellon to adequately provide such services could materially affect our operating business and harm WisdomTree ETF shareholders.

We currently depend upon BNY Mellon to provide the WisdomTree Trust with portfolio management services for all of our ETFs except for one, which is managed by another subadvisor. BNY Mellon also provides us with custody services, fund accounting, administration, transfer agency and securities lending services. The failure of BNY Mellon to provide us and the WisdomTree ETFs with these services could result in financial loss to us and WisdomTree ETF shareholders. In addition, because BNY Mellon provides a multitude of important services to us, and portfolio management for the WisdomTree ETFs covers several different asset classes, changing this vendor relationship would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with a new vendor or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to this new vendor or vendors.

We currently depend on BNY Mellon to provide us with portfolio management services to the WisdomTree ETFs and changing this vendor relationship is not completely within our control and effecting a change would be challenging to us.

BNY Mellon currently serves as our sub-advisor and provides the WisdomTree Trust with portfolio management services for all of our ETFs except for one, which is managed by another subadvisor. We cannot replace BNY Mellon as our sub-advisor without the approval of independent trustees of the WisdomTree Trust and the approval of the shareholders of the WisdomTree ETFs. Therefore our ability to replace BNY Mellon as sub-advisor is not completely within our control. In addition, because BNY Mellon provides portfolio management for several different asset classes, changing this vendor relationship would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with a new vendor or have these services provided by multiple vendors, which would require us to coordinate the transfer of this function to this new vendor or vendors.

We depend on other third parties to provide many critical services to operate our business and the WisdomTree ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm WisdomTree ETF shareholders.

In addition to BNY Mellon, we depend on other third-party vendors to provide us with many services that are critical to operating our business, including a third-party provider of index calculation services for our indexes, a distributor of the WisdomTree ETFs and a third-party provider of indicative values of the portfolios of the WisdomTree ETFs. The failure of these key vendors to provide us and the WisdomTree ETFs with these services could lead to operational issues and result in financial loss to us and WisdomTree ETF shareholders.

The asset management business is intensely competitive. Many of our competitors have greater market share, offer a broader range of products and have greater financial resources than we do. As a result, we may experience pressures on our pricing and market share.

Our business operates in intensely competitive industry segments. We compete directly with other ETF sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us. We compete based on a number of factors, including name recognition, service, investment performance, product features and breadth of product choices, and fees. Many of our competitors have greater market share, offer a broader range of products and have greater financial resources than we do. Some financial institutions operate in a more favorable regulatory environment and/or have proprietary products and distribution channels which may provide certain competitive advantages to them and their investment products. Our competitors may also adopt products, services or strategies similar to ours, including the use of fundamentally-weighted indexes. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. We believe that competition within the ETF industry will continue to increase as more traditional asset management companies become ETF sponsors.

Competitive fee pressures could reduce revenue and profit margins.

The investment management business is highly competitive and has relatively low barriers to entry. Although the ETF industry currently has a higher barrier to entry as a result of the need for ETF sponsors to obtain exemptive relief from the Securities and Exchange Commission, or SEC, in order to operate ETFs, we expect that additional companies, both new companies and traditional asset managers, many of whom are much larger than us, will enter the ETF space. In addition, in 2008, the SEC proposed a rule that, if adopted, would eliminate the need to obtain this exemptive relief. In March 2010, the SEC announced it would defer approval of applications for exemptive relief for ETFs that make significant use of derivatives pending a review by the SEC of the use of derivatives by mutual funds, ETFs and other investment companies. This moratorium may serve to prevent potential competitors from directly competing with certain of our products until this moratorium is lifted. To the extent that we are forced to compete increasingly on the basis of price, we may not be able to maintain our current fee structure. Fee reductions on existing or future new products could cause our revenue and profit margins to decline.

Our revenue could be adversely affected if the WisdomTree Trust determines that the advisory fees we receive from the WisdomTree ETFs should be reduced.

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

We have developed risk management policies and procedures and we continue to refine them as we conduct our business. Many of our procedures involve oversight of third-party vendors that provide us with critical services such as portfolio management, custody and fund accounting and administration, and index calculation services. Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure. Moreover, we are subject to the risks of errors and misconduct by our employees, including fraud and non-compliance with policies. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. Although we maintain insurance and use other traditional risk-shifting tools, such as third-party indemnification, in order to manage certain exposures, they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. If our policies and procedures do not adequately protect us from exposure and our exposure is not adequately covered by insurance or other risk-shifting tools, we may incur losses that would adversely affect our financial condition and could cause a reduction in our revenue as WisdomTree ETF shareholders shift their investments to the products of our competitors.

Compliance with extensive, complex and changing regulation imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

Our business is subject to extensive regulation of our business and operations. Our subsidiary, WisdomTree Asset Management, Inc., or WTAM, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act of 1940, as amended, or Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act of 1940, as amended, or Investment Company Act, with respect to the WisdomTree ETFs for which WTAM acts as investment adviser. In addition, the content and use of our marketing and sales materials and of our sales force is subject to the regulatory authority of FINRA. To a lesser extent, we are also subject to foreign laws and regulatory authorities with respect to operational aspects of our funds that invest in securities of issuers in foreign countries and in the sales of our funds in foreign jurisdictions. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and thus result in redemptions from our ETFs and impede our ability to retain WisdomTree ETF shareholders and develop new WisdomTree ETF shareholders, all of which may reduce our revenue.

We face the risk of significant intervention by regulatory authorities, including extended investigation activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect WisdomTree ETF shareholders and our advisory clients, and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through WisdomTree ETF shareholder protection and market conduct requirements.

In addition, the regulatory environment in which we operate is subject to modifications and further regulation. Recently, concerns have been raised about ETF’s alleged contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For example, on February 8, 2012, the Commodity Futures Trading Commission adopted regulations that we expect will impose on us additional registration and licensing requirements for a select number of our ETFs and subject us to an additional and extensive regulatory structure. These new regulations will likely, and any other legal and regulatory changes may, cause us to incur additional costs to achieve and maintain compliance. In August 2011, the SEC recently published a concept release and request for comments on a wide range of issues relating to the use of derivatives by investment companies regulated under the Investment Company Act, including ETFs. The purpose of the release is to assist in the SEC’s evaluation of whether the current regulatory framework, as it applies to a fund’s use of derivatives, continues to further the policies underlying the Investment Company Act and is consistent with investor protection. While we cannot predict what new or modified regulations may be adopted as a result of the SEC’s review, it is possible that new or modified regulations could adversely affect our ability to use derivatives for certain of our products.

Specific regulatory changes also may have a direct impact on our revenue. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. New regulation or judicial interpretations regarding the annual approval process for investment advisory agreements may result in the reduction of fees under these agreements, which would mean a reduction in our revenue.

Damage to our reputation could adversely affect our business.

We believe we have developed a strong brand and a reputation for innovative, thoughtful products, favorable long-term investment performance and excellent client services. The WisdomTree name and brand is a valuable asset and any damage to it could hamper our ability to maintain and grow our AUM and attract and retain employees, thereby having a material adverse affect on our revenue. Risks to our reputation may range from regulatory issues to unsubstantiated accusations. Managing such matters may be expensive, time-consuming and difficult. As described in the section entitled “Management—Involvement in Certain Legal Proceedings,” Michael Steinhardt, who currently serves as the chairman of our Board of Directors and beneficially owns approximately 25.5% of our common stock, was sanctioned in civil litigation by the Court of Chancery of the State of Delaware and is required to, among other things, self-report certain trading activity not involving the Company’s securities to the SEC. Mr. Steinhardt’s actions did not involve the Company and, based on the facts currently known, which we are continuing to review, we do not believe Mr. Steinhardt’s actions will have a material impact on our business, although there can be no assurance that this will be the case or that these matters, and any investigations or actions that result from these matters, will not have an adverse effect on our reputation or the price of our common stock. For more details, see the section entitled “Management—Involvement in Certain Legal Proceedings.”

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

Our ability to operate effectively could be impaired if we fail to retain or recruit key personnel.

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

Changes in U.S. federal income tax law could make some of our products less attractive to investors.

Many of the WisdomTree ETFs seek to obtain the investment return achieved by our proprietary indexes that weigh index components based upon dividends. Corporate dividends currently enjoy favorable tax treatment under current U.S. federal income tax law. If the tax rates imposed on dividends were to be increased, it may make these WisdomTree ETFs less attractive to investors.

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

We are dependent upon the effectiveness of our information security policies, procedures and capabilities to protect the technology systems that we use to operate our business and to protect the data that reside on or are transmitted through them. Although we take protective measures to secure information, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that could result in inaccuracies in our information or system disruptions or failures, which could materially interrupt or damage our operations. Any inaccuracies, delays or system failures could subject us to client dissatisfaction and losses or result in material financial loss, regulatory violations, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.

We are currently, and may from time to time in the future be, involved in legal proceedings that could require significant management time and attention, possibly resulting in significant expense or in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

From time to time, we may be subject to litigation. In connection with any litigation in which we are involved, we may be forced to incur costs and expenses in connection with defending ourselves or in connection with the payment of any settlement or judgment or compliance with any injunctions in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations, financial condition and cash flows.

For example, on December 1, 2011, Research Affiliates, LLC filed suit against us in the United States District Court for the Central District of California, alleging that the fundamentally weighted investment methodology we employ infringes three of plaintiff’s patents, and seeking both unspecified monetary damages in an amount to be determined and an injunction to prevent further infringement. For more details, see the section entitled “Business—Legal Proceedings.”

Sanctions recently imposed on the Chairman of our Board and one of our major stockholders, Michael Steinhardt, by the Delaware Court of Chancery could adversely affect us.

As described in the section entitled “Management—Involvement in Certain Legal Proceedings,” Michael Steinhardt, who currently serves as the chairman of our Board of Directors and beneficially owns approximately 25.5% of our common stock, was sanctioned in civil litigation by the Court of Chancery of the State of Delaware and is required to, among other things, self-report certain trading activity not involving the Company’s securities to the SEC. It is possible that the SEC, NASDAQ and/or other authorities may initiate an investigation into Mr. Steinhardt’s conduct. If the SEC, NASDAQ or other authorities were to initiate an investigation and conclude that Mr. Steinhardt’s actions violated federal securities law or other rules, the SEC or NASDAQ could seek remedies including, among other things, barring Mr. Steinhardt from serving on our Board of Directors. NASDAQ could also seek to delist shares of our common stock from the NASDAQ Global Market. Investigations or actions by these and/or other authorities may also affect, among other things, Mr. Steinhardt’s continued tenure on our Board of Directors. Mr. Steinhardt’s actions did not involve the Company and, based on the facts currently known, which we are continuing to monitor, we do not believe Mr. Steinhardt’s actions will have a material impact on our business. However, there can be no assurance that this will be the case or that these matters, and any investigation by the SEC, NASDAQ and/or other authorities or any actions that result from these matters, will not have an adverse effect on our reputation or the price of our common stock.

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

A change of control of our Company would automatically terminate our investment management agreements relating to the WisdomTree ETFs unless the Board of Trustees of the WisdomTree Trust and shareholders of the WisdomTree ETFs voted to continue the agreements. A change in control could occur if a third party were to acquire controlling interest in our Company, if Michael Steinhardt were to sell or otherwise transfer a certain portion of his shares or if we were to issue additional shares such that Steinhardt’s beneficial ownership were sufficiently diluted.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board and shareholders must vote to continue such an agreement following any such assignment, the cost of which can be significant and which ordinarily would be borne by us in order to avoid dissatisfaction by the shareholders of the WisdomTree ETFs. Similarly, under the Investment Advisers Act, a client’s investment management agreement may not be “assigned” by the investment advisor without the client’s consent.

An investment management agreement is considered under both acts to be assigned to another party when a controlling block of the advisor’s securities is transferred. Under both acts, there is a presumption that a stockholder beneficially owning 25% or more of an advisor’s voting stock controls the advisor and conversely a stockholder beneficially owning less than 25% is presumed not to control the advisor. In our case, an assignment of our investment management agreements may occur if Michael Steinhardt, who currently beneficially owns 25.5% of our common stock, sells shares of common stock such that his beneficial ownership drops below 25%, or if we sell or issue a certain number of additional shares of common stock in the future that dilutes his beneficial ownership or if a third party were to acquire a controlling interest in our Company. We cannot be certain that the Trustees and the shareholders of the WisdomTree ETFs would consent to assignments of our investment management agreements or approve new agreements with us if a change of control occurs. This restriction may discourage potential purchasers from acquiring a controlling interest in our Company.

We are currently, and may from time to time be, subject to claims of infringement of third-party intellectual property rights, which could harm our business.

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

The occurrence of any of the foregoing could result in unexpected expenses, reduce our revenue and adversely affect our business and financial results. In addition, we are currently covered by a relatively small number of equity research analysts, whose views on the merits or impact of any claim of infringement of third-party intellectual property rights may differ from ours and result in the issuance of unfavorable commentaries by such analysts, which could have an adverse effect on the price and trading volume of our common stock.

For example, on December 1, 2011, Research Affiliates, LLC filed suit against us in the United States District Court for the Central District of California, alleging that the fundamentally weighted investment methodology we employ infringes three of plaintiff’s patents, and seeking both unspecified monetary damages to be determined and an injunction to prevent further infringement. For more details, see the section entitled “Business—Legal Proceedings.”

We have recently been issued a patent and have applied for other patents, but they may not be issued and we may not be able to enforce or protect our patents and other intellectual property rights, which may harm our ability to compete and harm our business.

Although we have received a patent and have applied for other patents relating to our index methodology and the operation of our equity ETFs, these other patents may not be issued to us. In addition, even if issued, our ability to enforce our patents and other intellectual property rights is subject to general litigation risks. While we have been competing without the benefit of these patents being issued, if they are not issued or we cannot successfully enforce them, we may lose the benefit of a future competitive advantage that they would otherwise provide to us. If we seek to enforce our rights, we could be subject to claims that the intellectual property right is invalid or is otherwise not enforceable. Furthermore, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may be subject to the risks described in the immediately preceding risk factor entitled “We may be subject to claims of infringement of third-party intellectual property rights, which could harm our business.”

Fulfilling our public company financial reporting and other regulatory obligations will be expensive and time consuming.

As a company whose common stock was recently registered under the Exchange Act of 1934, as amended, or Exchange Act, and listed on a national securities exchange, we are required to maintain specific corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules under the Sarbanes-Oxley Act of 2002, or SOX, and the related rules and regulations of the SEC, as well as the rules of the securities exchange. We anticipate that compliance with these requirements will cause us to continue to incur significant legal and accounting compliance costs, and place significant demands on our accounting and legal staff, and on our accounting and information systems. We expect to hire additional staff with appropriate public company experience and technical knowledge, which will increase our compensation expense.

Beginning with the fiscal year ending December 31, 2012, our management will be required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of SOX. In addition, we are required to have our independent registered public accounting firm attest to and report on the effectiveness of our internal controls over financial reporting. We will incur significant costs in order to implement and maintain our internal controls over financial reporting and comply with Section 404 of SOX, including necessary auditing and legal fees, and costs associated with accounting, internal audit, information technology, compliance and administrative staff.

Future strategic transactions, including business combinations, mergers and acquisitions, may occur at any time, be significant in size relative to our assets and operations, result in significant changes in our business and materially and adversely affect our stock price. Additionally, we may expend significant financial, management time and other resources without the consummation of such transactions or the realization of the anticipated benefits.

We believe attractive opportunities for strategic transactions exist, some of which may be material to our operations and financial condition if consummated. We have engaged in the past and expect to continue to engage in the future in strategic discussions that we believe may enable us to strengthen our business, expand and diversify our product offering, increase our AUM or enter into new markets. Such transactions may result in our issuing a significant amount of our common stock or other security that could be dilutive to our stockholders, result in substantial borrowings, result in changes in our board composition and/or management team, constitute a change of control of our Company, lead to significant changes in our product offering, business operations and earning and risk profiles, and/or result in a decline in the price of our common stock.

Even if consummated, such transactions may involve numerous risks, including, among others:

•	failure to achieve financial or operating objectives;

•	failure to integrate successfully and in a timely manner any operations, products, services or technology;

•	diversion of the attention of management and other personnel;

•	failure to obtain necessary regulatory, shareholder or other approvals;

•	failure to retain personnel;

•	failure to obtain any necessary financing on acceptable terms or at all;

•	unforeseen liabilities or expenses;

•	failure of counterparties to indemnify us against liabilities arising from such transactions;

•	potential loss of, or harm to, our relationship with our and the counterparties’ employees, customers and suppliers as a result of integration of new businesses;

•	accounting charges;

•	unfavorable market conditions that could negatively impact the acquired or combined businesses; and

•	legal proceedings, including lawsuits brought by stockholders of us or the counterparties which may result in expenses and/or have a material adverse effect on our business.

We could be prevented from, or significantly delayed in, achieving our strategic goals if we are unable to successfully integrate acquired businesses. Our ability to complete future strategic transactions depends upon a number of factors that are not entirely within our control, including our ability to identify suitable merger or acquisition candidates, negotiate acceptable terms, conclude satisfactory agreements and secure financing. Our failure to complete strategic transactions or to integrate and manage acquired or combined businesses successfully could materially and adversely affect our business, results of operations and financial conditions.

Risks Relating to our Common Stock

The market price of our shares may fluctuate significantly, and you could lose all or part of your investment.

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

•

changes in the regulatory framework of the ETF industry and the asset management industry in general and regulatory action, including action by the SEC to lessen the regulatory requirements or shortening the process to obtain regulatory relief under the Investment Company Act that is necessary to become an ETF sponsor;

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

As of March 15, 2012, our two largest stockholders (each of whom has a representative on our Board of Directors), together with the other members of our Board of Directors and our executive officers, beneficially owned approximately 49.8% of our outstanding common stock. In connection with the public offering of our common stock completed in February 2012, our officers, directors and the selling stockholders in that offering have executed lock-up agreements preventing them from selling any stock they hold until May 3, 2012, subject to certain limited exceptions and extensions described in the prospectus related to the public offering. The representatives of the underwriters may, in their sole discretion, permit our officers, directors and current stockholders to sell shares prior to the expiration of these lock-up agreements. If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 90-day contractual lock-up or other legal restrictions on resale discussed in the prospectus lapse, the trading price of our common stock may decline significantly. We cannot predict the effect, if any, that future public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

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

As of March 15, 2012, our two largest stockholders (each of whom has a representative on our Board of Directors) together with the other members of our Board of Directors and our executive officers, as stockholders, collectively beneficially owned 49.8% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our Company, including the election of directors. In particular, Michael Steinhardt, chairman of our Board of Directors, beneficially owns 25.5% of our outstanding common stock and James D. Robinson, IV, a director of our Company, serves as a general partner of three venture capital funds that together will beneficially own 14.8% of our outstanding common stock. As a result, Messrs. Steinhardt and Robinson will beneficially own an aggregate of 40.2% of our outstanding stock and have the ability to significantly influence all matters requiring approval by stockholders of our Company. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located at 380 Madison Ave, New York, New York 10017. We occupy approximately 20,000 square feet of office space under a lease that expires in January 2014. We believe that the space we lease is sufficient to meet our current and near term needs.

ITEM 3.	LEGAL PROCEEDINGS

As an investment advisor, we may be subject to routine reviews and inspections by the SEC, as well as legal proceedings arising in the ordinary course of business.

On December 1, 2011, Research Affiliates, LLC filed a complaint in the United States District Court for the Central District of California, (Research Affiliates, LLC v. WisdomTree Investments, Inc., et. al., Case No. SACV11-01846 DOC (ANx)), naming us and our subsidiaries, as well as WisdomTree Trust, Mellon Capital Management Corporation and ALPS Distributors, Inc., as defendants. In the complaint, plaintiff alleges that the fundamentally weighted investment methodology we employ for the exchange traded funds using our indexes infringes three of plaintiff’s patents and seeks both unspecified monetary damages to be determined and an injunction to prevent further infringement. We filed our answer to the complaint on January 17, 2012 and believe we have strong defenses to this lawsuit based on our belief that (i) we do not practice the indexing methods as claimed in the asserted patents because, for example, the factors we use to select assets included in the ETFs accused of infringement include market capitalization and the price of the assets, and thus fall outside the scope of the asserted patents, which generally provide that selection of the assets to be used for creation of the index must be based upon factors that are sufficiently independent of market capitalization; and (ii) the patents should be declared invalid because, among other reasons, there is ample evidence that the concept of fundamentals based indexing was widely known and in commercial use by asset managers and index providers well before the patent applications at issue were filed by plaintiff. For example, in support of our defenses that the asserted patents are invalid, we intend to present evidence that as far back as the early 1990s, Robert Jones at Goldman Sachs managed an earnings weighted index fund. As another example, we intend to present evidence that Dow Jones launched a dividend weighted stock index in 2003. These examples support our view that the asserted patents are invalid at least because earlier publications and activities of investment professionals anticipated or made obvious plaintiff’s alleged inventions. We therefore intend to vigorously defend against plaintiff’s claims.

In February 2012, defendants filed a motion to dismiss plaintiff’s claims. The motion is fully briefed and may be the subject of oral argument before the court as early as April 9, 2012. Discovery in this lawsuit has commenced.

While at this early stage of the proceedings it is not possible to determine the probability of any outcome or probability or amount of any loss, we are confident in the merits of our position. However, in the event of an unfavorable outcome, we may be required to pay monetary damages and/or, if we cannot change our indexes in a manner that does not infringe on the patents, future licensing fees or comply with injunctions, which could have an adverse effect on our business, financial condition and cash flows and the price of our common stock. See “Risk Factors—Risks Related to Our Business and Industry—We are currently, and may from time to time be, subject to claims of infringement of third-party intellectual property rights, which could harm our business.” In addition, we are currently covered by a relatively small number of equity research analysts, some of whom may have a view on the merits or impact of this litigation that differs from ours. Any unfavorable commentary by analysts may have an adverse effect on the price and trading volume of our common stock.

Other than disclosed above, we are not currently party to any litigation or other legal proceedings that are expected to have a material impact on our business, financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “WETF.” Prior to July 26, 2011, our common stock was quoted on the over-the-counter Pink OTC Markets under the symbol “WSDT.” The following table sets forth the intra-day high and low sale prices per share as reported by the NASDAQ Global Market and the Pink OTC Markets, for the respective periods that our common stock was traded thereon.

Period	High	Low
Fiscal 2011
Quarter ended December 31, 2011	$8.22	$5.68
Quarter ended September 30, 2011	$9.60	$6.35
Quarter ended June 30, 2011	$7.25	$5.68
Quarter ended March 31, 2011	$5.87	$4.08
Fiscal 2010
Quarter ended December 31, 2010	$4.15	$2.30
Quarter ended September 30, 2010	$2.55	$1.75
Quarter ended June 30, 2010	$3.00	$2.01
Quarter ended March 31, 2010	$3.04	$1.85

As of March 15, 2012, there were approximately110 registered holders of record of shares of our common stock and we believe there were approximately 4,600 beneficial owners of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our Board of Directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information with respect to shares of Common Stock that may be issued under the Company’s equity compensation plans as of December 31, 2011. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	8,379,195	$1.62	4,923,494
Equity compensation plans not approved by security holders(2)	12,473,419	$0.24	631,865
Total	20,852,614	$0.79	5,555,359

(1)	Includes securities issuable upon exercise of outstanding options, warrants and rights that were issued pursuant to the Company’s 1993 Stock Option Plan, 1996 Performance Equity Plan, 2000 Performance Equity Plan and 2005 Performance Equity Plan.

(2)	Our non-plan options are similar to options granted under our equity compensation plans and generally were granted outside of these plans when insufficient shares were available for grant under our plans. These options provide the holder with the right to purchase a certain number of shares of our common stock at a predetermined fixed price for a period of not more than ten years. All of the non-plan options were granted to directors, employees or advisors to our Board of Directors and the exercise price was determined to be not less than the fair market value of our common stock on the date of grant.

Use of Proceeds

On February 2, 2012, our registration statement on Form S-1 (File No. 333-177346) was declared effective, pursuant to which we registered the offering and sale of 1,000,000 shares of common stock by us, the associated sale of 13,362,251 shares of common stock by certain selling stockholders and the additional sale pursuant to the underwriters’ option to purchase an additional 2,154,336 shares of common stock by certain selling stockholders. On February 8, 2012, we sold 1,000,000 shares of common stock at a public offering price of $5.61 per share, for an aggregate offering price of $5.6 million, and the selling stockholders sold 15,516,587 shares of common stock, including 2,154,336 shares pursuant to exercise of the underwriters’ option, for an aggregate offering price of $87.0 million. Following the sale of the shares in connection with the closing of the public offering, the offering terminated. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC acted as joint book-running managers for the offering, and Barclays Capital Inc., Citigroup Global Markets Inc., UBS Securities LLC, Piper Jaffray & Co., Sandler O’Neill & Partners, L.P. and Sterne, Agee & Leach, Inc. acted as co-managers for the offering.

We paid to the underwriters underwriting discounts and commissions totaling approximately $0.2 million in connection with the offering. In addition, we incurred additional costs of approximately $0.6 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $0.8 million. We also received proceeds of approximately $0.4 million from the exercise of stock options by certain selling stockholders in connection with this offering. Thus, the net offering proceeds to us, after including proceeds we received upon exercise of stock options by certain selling stockholders but after deducting underwriting discounts and commissions and offering costs, were approximately $5.2 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

The net offering proceeds have been invested into U.S. government backed securities and money market accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(in thousands, except share and per share amounts)
	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011 to December 31, 2011	3,195	$7.35	—	—

(1)	Total number of shares purchased reflects shares withheld pursuant to the terms of awards granted to employees towards the employee’s tax withholding obligations that occur upon vesting and release of the restricted shares. The value of the shares withheld is based upon the volume weighted average price of the common stock on the date of vesting. During the three months ended December 31, 2011, the Company repurchased 3,195 shares of Company stock withheld pursuant to the terms of awards granted to employees towards tax withholding obligations for an aggregate price of $23,483 with an average price per share of $7.35.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our consolidated financial statements and the related notes included elsewhere in this Report. The selected consolidated statements of operations data presented below under the heading “Consolidated Statements of Operations Data” for the years ended December 31, 2009, 2010 and 2011 and the selected consolidated balance sheet data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2009, 2010 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data presented below under the headings “Consolidated Statements of Operations Data” for the years ended December 31, 2007 and 2008 and under “Consolidated Balance Sheet Data” as of December 31, 2007 and 2008, have been derived from our consolidated financial statements not included in this Report. The historical results presented below are not necessarily indicative of the financial results to be expected for future periods.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
ETF advisory fees	$18,158	$21,643	$20,812	$40,567	$64,366
Other income	2,761	1,968	1,283	1,045	794

Total revenues	20,919	23,611	22,095	41,612	65,160
Expenses:
Compensation and benefits	21,465	20,338	18,943	19,193	19,634
Fund management and administration	11,082	14,772	13,387	14,286	19,882
Marketing and advertising	6,434	5,875	2,762	3,721	4,475
Sales and business development	1,611	3,642	2,495	2,730	3,603
Professional and consulting fees	3,249	1,871	1,780	3,779	5,186
Occupancy, communication and equipment	1,010	1,564	1,087	1,118	1,127
Depreciation and amortization	78	337	360	314	267
Third party sharing arrangements	—	(320)	89	2,296	5,651
Other	1,120	2,577	2,420	1,724	2,243

Total expenses	46,049	50,656	43,323	49,161	62,068
Income/(loss) before provision for income taxes	(25,130)	(27,045)	(21,228)	(7,549)	3,092
Provision for income taxes	—	—	—	—	—
Tax benefit	—	—	—	—	—

Net income/(loss)	$(25,130)	$(27,045)	$(21,228)	$(7,549)	$3,092

Net income/(loss) per share—basic	$(0.26)	$(0.27)	$(0.21)	$(0.07)	$0.03
Net income/(loss) per share—diluted	$(0.26)	$(0.27)	$(0.21)	$(0.07)	$0.02
Weighted average common shares—basic:	98,518	100,236	103,397	111,981	114,132
Weighted average common shares—diluted:	98,518	100,236	103,397	111,981	135,539

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,138	$13,275	$11,476	$14,233	$25,630
Total assets	$52,303	$34,856	$25,703	$29,142	$42,567
Total liabilities	$12,998	$12,800	$9,675	$11,907	$16,714
Stockholders’ equity	$39,304	$22,056	$16,028	$17,235	$25,853

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see the Item 1A. “Risk Factors” of this Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

We are the seventh largest sponsor of ETFs in the United States based on AUM, with AUM of approximately $15.6 billion as of March 16, 2012. An ETF is an investment fund that holds securities such as stocks or bonds and trades at approximately the same price as the net asset value of its underlying assets. ETFs offer exposure to a wide variety of investment themes, including domestic, international and global equities, fixed income securities, currencies or commodities, as well as securities in specific industries and countries. We currently offer a comprehensive family of 48 ETFs, which includes 34 international and domestic equity ETFs, seven currency ETFs, five international fixed income ETFs and two alternative strategy ETFs.

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

Our revenues have increased substantially since we launched in June 2006. Our revenues have grown from $22.1 million in 2009 to a record $65.2 million in 2011 and our financial results have improved from a net loss of $21.2 million in 2009 to net income of $3.1 million in 2011.

Market Environment

We have been and continue to operate in an extremely challenging and highly competitive business environment. Since we launched our first ETFs in June 2006, the global equity markets have experienced significant volatility. The following chart reflects our ETF assets under management and major market equity indexes since we launched our ETFs:

Equity markets worldwide were in a general upward trend when we launched our ETFs; however, the U.S. equity markets started to significantly decline in the second half of 2008 for many reasons, including concerns over home values and mortgage-related financial products, the safety of major financial institutions and the resulting freeze in the credit markets. The decline then spread worldwide. Investors sold their investments in equities and corporate debt and invested in U.S. government securities and commodities, particularly gold, a trend that continues today. The response from governments and central banks around the world to the financial crisis in 2008 was to provide an unprecedented amount of monetary and fiscal stimulus. Many central banks lowered interest rates to near zero, issued a number of debt guarantees for banks and other non-bank financial institutions, and began to increase the supply of money through open market asset purchases. Additionally, many governments passed legislation that increased spending and added billions of dollars into the global economy. The major global equity market indexes ended 2008 lower with the S&P 500, MSCI EAFE and MSCI Emerging Market indexes all significantly declining. Our AUM in turn also significantly declined as a result of decreases in the market value of the securities our ETFs hold, not as result of outflows from our ETFs. After reaching a market bottom in March 2009, global financial markets staged a dramatic recovery, with major global market indexes rebounding strongly off of significant declines. As general market conditions improved, financial markets rallied, investor sentiment turned more positive and share prices rose. Our AUM also increased due to strong inflows into our ETFs.

This positive momentum continued into 2010 and first half of 2011 and we continued to experience robust growth and expansion. However, despite the recovery, concerns remained regarding high unemployment and the rate of economic recovery in the United States, the stability of European economies and their banks, and rising inflation in the emerging market countries. These concerns came to the forefront in the second half of 2011 as the U.S. equity markets together with other equity markets worldwide again experienced significant volatility. This recent volatility was led by the U.S. debt ceiling debates in Congress and the subsequent downgrade of U.S. government debt by Standard and Poor’s coupled with significant concerns over stability of European banks and the possibility of Greece defaulting on its debt.

The severe downturns in the global financial markets, especially during the second half of 2008 and early 2009, caused significant declines in our assets under management, impacting our financial results and operating cash flows. As a result, we took steps to lower our cost structure to respond to the deteriorating market conditions. We began a series of cost reduction initiatives including decreasing marketing, advertising and business-development related spending, renegotiating fees or changing third party service providers, initiating headcount reductions and deferring non-business critical initiatives and hiring, and lastly, closing 10 of our ETFs in March 2010. In addition, in October 2009, we raised $5 million predominantly from existing investors through the issuance of common stock.

We also took initiatives to address the decline in our revenues as a result of the deteriorating markets, principally through diversifying our product offering and revenue stream, which were predominantly equity based. In 2008, we launched the industry’s first 1940 Act currency ETFs. In August 2010, we launched our first international fixed income ETF and in March 201l, we launched another international fixed income ETF. In January 2011, we launched the industry’s first managed futures strategy ETF and in July 2011, we launched our second alternative strategy ETF. We believe expanding our product offering into different asset classes will better diversify our revenue stream and sustain our operating results and financial condition across various market conditions.

We expect challenging and volatile market conditions, and competition from other ETF sponsors and new entrants to the marketplace, to continue in the foreseeable future. As we confront these challenges, we expect to continue to focus on executing our growth strategy and leveraging our core strengths as described in the section entitled “Business” in this Report.

Historical Net ETF Inflows and AUM

The following charts reflect our historical net ETF inflows, ETF AUM and our market share of ETF industry inflows for 2009, 2010 and 2011:

We have experienced positive net inflows each year since we launched our first ETFs in June 2006. While we have experienced significant fluctuations in our net inflows quarter to quarter, we have only experienced one quarter of net outflows—approximately $15.5 million of net outflows in the third quarter of 2008—when the overall market sentiment was extremely negative.

Over the last several quarters, our market share of net ETF inflows has been increasing. We believe this trend is a result of our strong product offerings in emerging markets, new product launches to further diversify our product offering, as well as a longer track record for the funds we launched in 2006 and 2007. Our growth strategy seeks to increase our market share of ETF industry inflows through continued product diversification and execution of our marketing and sales strategies.

Components of Revenue

ETF advisory fees

The majority of our revenues are comprised of advisory fees we earn from our ETFs. We earn this revenue based on a percentage of the average daily value of AUM. Our average daily value of AUM is the average of the daily aggregate AUM of our ETFs as determined by the then current net asset value (as defined under Investment Company Act Rule 2a-4) of such ETFs as of the close of business each day. Our fee percentages for individual ETFs range from 0.28% to 0.95%. A summary of the average advisory fee we earn and AUM as of March 16, 2012 by asset class is as follows:

	Average Advisory Fee	AUM
		(in millions)
Emerging Markets Equity ETFs	0.67%	$5,496
U.S. Equity ETFs	0.35%	4,337
International Developed Equity ETFs	0.54%	2,901
International Fixed Income ETFs	0.55%	1,731
Currency ETFs	0.49%	899
Alternative Strategy ETFs	0.95%	253

Total Average Advisory Fee and AUM	0.54%	$15,617

We determine the appropriate advisory fee to charge for our ETFs based on the cost of operating each particular ETF taking into account the types of securities the ETFs will hold, fees third party service providers will charge us for operating the ETFs and our competitors’ fees for similar ETFs. Generally, our actively managed ETFs, such as our Alternative Strategy and Currency ETFs, along with our Emerging Market ETFs, are priced higher than our other index based ETFs as the former are more costly to operate.

Each of our ETFs has a fixed advisory fee. In order to increase the advisory fee, we would need to obtain the approval from a majority of the ETF shareholder which may be difficult or not possible to achieve. There may also be a significant cost in obtaining such ETF shareholder approval. We do not need ETF shareholder approval to lower our advisory fee.

The advisory fee charged for our Currency ETFs and one Fixed Income ETF is subject to a mutual participation agreement that we entered into with Mellon Capital Management Corporation and The Dreyfus Corporation. We have determined that we are the principal participant for transactions under this collaborative arrangement and as such, the advisory fee above reflects the gross fee under this arrangement—see “Notes to the Consolidated Financial Statements” included in this Report.

Our ETF advisory fee revenue may fluctuate based on general stock market trends which include market value appreciation or depreciation, currency fluctuations against the U.S. dollar and level of inflows or outflows from our ETFs. In addition, these revenues may fluctuate due to increased competition or a determination by the independent trustees of the WisdomTree ETFs to terminate or significantly alter the funds’ investment management agreements with us.

Other income

Other income includes fees from licensing our indexes to third parties and interest income from investing our corporate cash. These revenues are immaterial to our financial results and we do not expect them to be material in the near term.

Components of Expenses

Our operating expenses consist primarily of costs related to selling, operating and marketing our ETFs as well as the infrastructure needed to run our business.

Compensation and benefits

Employee compensation and benefits expenses are expensed when incurred and include salaries, incentive compensation, and related benefit costs. Virtually all our employees receive incentive compensation which is based on our operating results as well as their individual performance. Therefore, a portion of this expense will fluctuate with our business results. In order to attract and retain qualified personnel, we must maintain competitive employee compensation and benefit plans. In normal circumstances, we expect to experience a general rise in employee compensation and benefit expenses over the long term as we grow; however the rate of increase should be less than the rate of increase in our revenues.

Also included in compensation and benefits are costs related to equity awards granted to our employees. We generally grant restricted stock and/or options when employees are hired and in intervals thereafter. In addition, we grant restricted stock and options to our employees as part of year end incentive compensation. Our executive management and Board of Directors believe very strongly that equity awards are an important part of our employees overall compensation package and that incentivizing our employees with equity in the Company aligns the interest of our employees with that of our stockholders. We use the fair value method in recording compensation expense for restricted stock and options grants. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the vesting period. Fair value is determined on the date granted using the Black-Scholes option pricing model for the stock options and is determined by the market value of our common stock for restricted stock awards.

Fund management and administration

Fund management and administration expenses are expensed when incurred and are comprised of costs we pay third-party service providers to operate our ETFs. Under our advisory agreement with the WisdomTree Trust, the Trustees have approved us and other third parties to provide essential management and administrative services to the Trust and each ETF in exchange for an advisory fee. The costs include:

•	portfolio management of our ETFs (sub-advisory);

•	fund accounting and administration;

•	custodial services;

•	accounting and tax services;

•	printing and mailing of stockholder materials;

•	index calculation;

•	distribution fees;

•	legal and compliance services;

•	exchange listing fees;

•	trustee fees and expenses;

•	preparation of regulatory reports and filings;

•	insurance; and

•	other administrative services.

Of significance, we have contracted with BNY Mellon to act as sub-advisor and provide portfolio management, fund administration, custody and accounting related services for the WisdomTree ETFs. The fees we pay BNY Mellon have minimums per fund which range from $25,000 to $60,000 per year depending on the nature of the ETF. In addition, we pay additional fees ranging between 0.015% and 0.15% of average daily AUM at various breakpoint levels. The fees we pay for accounting, tax, index calculation and exchange listing are based on the number ETFs we have. The remaining fees are based on a combination of both assets under management and number of funds, or as incurred.

Marketing and advertising

Marketing and advertising expenses are recorded when incurred and include the following costs:

•	advertising, public relations and product promotion campaigns that are initiated to promote our existing and new ETFs as well as brand awareness;

•	development and maintenance of our website; and

•	creation and preparation of marketing materials.

Our discretionary advertising comprises the largest portion of this expense and we expect these costs to increase in the future as we continue to execute our growth strategy and compete against other ETF sponsors and new market entrants. In the past, we have advertised primarily in the first and fourth quarters of the year but we may change that strategy going forward based on our financial results, competitive pressures and market conditions. Therefore, we may incur expenditures in certain periods to attract inflows, the benefit of which may or may not be recognized from increases to our assets under management in future periods. However, due to the discretionary nature of some of these costs, they can generally be reduced if there were a decline in the markets.

Sales and business development

Sales and business development expenses are recorded when incurred and includes the following costs:

•	travel and entertainment or conference related expenses for our sales force;

•	market data services for our research team;

•	sales related software tools; and

•	legal and other advisory fees associated with the development of new funds.

Professional and consulting fees

Professional fees are expensed when incurred and consist of fees we pay to corporate advisors including accountants, tax advisors, legal counsel, investment bankers or other consultants. These expenses fluctuate based on our needs or requirements at the time. Certain of these costs are at our discretion and can fluctuate year to year. In future periods we expect our professional fees to increase in absolute dollars as we incur additional personnel and professional services costs to meet the compliance requirements of operating as a public company, including those costs incurred in connection with Section 404 of the Sarbanes-Oxley Act.

Also included in professional fees is stock based compensation related to restricted stock or option awards we granted to senior advisers to our Board of Directors. Under generally accepted accounting principles, these awards are considered variable expenses and are re-measured each reporting period with a corresponding impact to stockholders’ equity. As such, this expense may fluctuate based upon the market price of our common stock.

Occupancy, communications and equipment

Occupancy, communications and equipment expense includes costs for our corporate headquarters in New York City. Our office space lease expires in January 2014.

Depreciation and amortization

Depreciation and amortization expense results primarily from amortization of leasehold improvements to our office space as well as depreciation on fixed assets we purchase which is depreciated over three or seven years.

Third-party sharing arrangements

Included in third-party sharing arrangements expense are payments from and reimbursements to us with respect to (i) a collaborative arrangement with Mellon Capital Management Corporation and The Dreyfus Corporation and (ii) marketing agreements with Advisors Asset Management, Inc. and Compass Group Holdings S.A. The material terms of these arrangements are:

•

Collaborative Arrangement: In 2008, we entered into a mutual participation agreement with Mellon Capital Management Corporation and Dreyfus Corporation in which the parties agreed to collaborate in developing currency and fixed income ETFs under the WisdomTree Trust. Under this agreement, we are responsible for operating the ETFs and providing sales, marketing and research support at our own cost. Each of Mellon Capital and Dreyfus are responsible for providing sub-advisory, fund administration and accounting services for these collaborated ETFs at its own cost. Any revenues, less third party costs such as marketing, legal, accounting or fund management, related to these collaborative products are shared equally, including any losses (“net profit/loss”). We are responsible for arranging any third party costs related to this collaborative arrangement. This agreement expires in March 2013. We have determined we are the principal participant for transactions under this collaborative arrangement and as such we record these transactions on a gross basis reflecting all of the revenues and third party expenses on our financial statements in accordance with the nature of the revenue or expense. Any net profit/loss payments are reflected in the “Third Party Sharing Arrangement” expense line.

•

Marketing agreements: In 2010, we entered into marketing agreements with Advisors Asset Management, Inc. and Compass Group Holdings, S.A. to serve as the external marketing agents for the WisdomTree ETFs in the U.S. independent broker-dealer channel and in Latin America, respectively. Under these agreements, we pay a percentage of our advisory fee revenue to the marketing agents based on incremental growth in assets under management in the respective sales channel. Since inception we have incurred in total approximately $0.6 million in expenses as of December 31, 2011 related to these marketing arrangements and we may enter into additional marketing agreements in the future. We have ended our relationship with Advisors Asset Management and will handle that function with our own sales force.

Other

Other expenses consist primarily of insurance premiums, general office related expenses, securities license fees for our sales force, public company related expenses, corporate related travel and entertainment and board of director fees, including stock-based compensation related to equity awards we granted to our directors. In 2009, other expenses also included stock-based compensation related to common stock we issued to Treasury Equity, LLC.

Factors that May Impact our Future Financial Results

AUM, Net Inflows and Revenues

Our revenues are highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETFs. While our AUM has increased on an annual basis, we have experienced fluctuations on a quarterly basis due to changes in net inflows and, most significantly, market movement. A significant portion of our AUM is invested in securities issued outside of the United States. Therefore, our AUM and our revenues are affected by movements in global capital market levels and the strengthening or weakening of the U.S. dollar against other currencies.

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

Expenses

•

Strategic growth initiatives—We believe the ETF industry is still in its infancy and we have significant growth opportunities; therefore, it is important for us to strategically invest in our business. Our investment in strategic growth initiatives includes anticipated higher spending on marketing, advertising and sales efforts, as well as conservative increases to our headcount, in both sales and operational support. We also intend to launch additional ETFs and may close some ETFs in the future, which will have an effect on our fund related costs. We also have established an international fund company to capitalize on growth opportunities outside of the United States. The investment in strategic growth initiatives is an estimate of planned expenses and some of these costs may or may not be incurred depending on the nature of the growth initiatives or market conditions.

•

ETF shareholder vote—we expect to incur approximately $1.5 million to $2.0 million in costs in 2012 for obtaining approval from the shareholders of the WisdomTree ETFs for us to continue as investment advisor for the WisdomTree ETFs if our largest stockholder, Michael Steinhardt, who beneficially owns 25.5% of our common stock, were to sell or otherwise transfer shares of common stock in the future such that his beneficial ownership would fall below 25%. We intend to commence this approval process on a proactive basis as the Investment Company Act presumes a change in control of our Company if Mr. Steinhardt’s ownership falls below the 25% threshold. A change in control of our Company would trigger an automatic termination of our investment advisory agreements with the WisdomTree Trust. We also intend to seek approval from the WisdomTree ETF shareholders to give us the option to change sub-advisors in the future from BNY-Mellon.

•

Patent litigation—we will incur legal expenses in connection with our litigation with Research Affiliates, LLC. These legal costs could potentially be between $4.0 to $7.5 million through the first half of 2013. While at this early stage of this litigation, it is not possible to determine the probability of any outcome or probability or amount of any loss, we are confident in the merits of our position.

•

Regulatory reform—On February 9, 2012, the Commodity Futures Trading Commission adopted regulations that would impose upon us additional registration and licensing requirements for a select number of our ETFs and subject us to an additional and extensive regulatory structure. These new regulations would likely cause us to incur additional costs to achieve and maintain compliance.

•

Other—We estimate the cost of new equity awards in 2012 to be approximately $1.6 million. We also sub-leased a portion of our office space to an unrelated third party through March 2012 and expect our office space costs to increase since we have taken back the subleased space.

With the exception of marketing and sales related expenses which are subject to seasonal fluctuations, we expect our operating expenses to decline as a percent of our revenues as we mature.

Gross Margin

Our current gross margin, which we define as our total revenues less our fund management and administration expenses and less third-party sharing arrangements, was approximately 61% for the year ended December 31, 2011. Based on our current AUM levels and mix, we currently do not expect any significant deviation from this metric in the near term.

Seasonality

We believe seasonal fluctuations in the asset management industry are common. However, since we began our operations, we believe these seasonal trends may have been masked by the unprecedented volatility and negative market conditions in the global equity markets. Therefore, period to period comparisons of ours or the industry’s net inflows may not be meaningful and not indicative of results in future periods.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Total ETFs (in millions)
Beginning of period assets	$9,891	$5,979	$3,180
Inflows/(outflows)	3,899	3,134	1,773
Market appreciation/(depreciation)	(1,608)	778	1,026

End of period assets	$12,182	$9,891	$5,979

Average assets during the period	$11,739	$7,308	$3,964

ETF Industry and Market Share (in billions)
ETF industry net inflows	$114	$118	$116
WisdomTree market share of industry inflows	3.4%	2.7%	1.5%

International Developed Equity ETFs (in millions)
Beginning of period assets	$2,311	$2,311	$1,585
Inflows/(outflows)	470	(87)	339
Market appreciation/(depreciation)	(375)	87	387

End of period assets	$2,406	$2,311	$2,311

Average assets during the period	$2,634	$2,161	$1,728

Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$3,780	$1,431	$384
Inflows/(outflows)	925	1,911	650
Market appreciation/(depreciation)	(1,091)	438	397

End of period assets	$3,614	$3,780	$1,431

Average assets during the period	$3,664	$2,202	$793

US Equity ETFs (in millions)
Beginning of period assets	$2,057	$1,330	$987
Inflows/(outflows)	1,255	486	137
Market appreciation/(depreciation)	117	241	206

End of period assets	$3,429	$2,057	$1,330

Average assets during the period	$2,507	$1,592	$1,084

Currency ETFs (in millions)
Beginning of period assets	$1,179	$907	$224
Inflows/(outflows)	(69)	253	647
Market appreciation/(depreciation)	(129)	19	36
Reclass to Int’l Fixed Income	(31)

End of period assets	$950	$1,179	$907

Average assets during the period	$1,480	$1,217	$359

International Fixed Income ETFs (in millions)
Beginning of period assets	$564	—
Inflows/(outflows)	1,022	$571
Market appreciation/(depreciation)	(111)	(7)
Reclass from Currency	31

End of period assets	$1,506	$564

Average assets during the period	$1,297	$136

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Alternative Strategy ETFs (in millions)
Beginning of period assets	—
Inflows/(outflows)	296
Market appreciation/(depreciation)	(19)

End of period assets	$277

Average assets during the period	$157

Average ETF asset mix during the period
Emerging markets equity ETFs	31%	29%	20%
International developed equity ETFs	22%	30%	44%
US equity ETFs	21%	22%	27%
Currency ETFs	13%	17%	9%
International fixed income ETFs	12%	2%
Alternative strategy ETFs	1%

Total	100%	100%	100%

Average ETF advisory fee during the period	0.55%	0.56%	0.52%

Number of ETFs—end of the period
International developed equity ETFs	18	18	26
US equity ETFs	12	12	13
Currency ETFs	7	9	9
Emerging markets equity ETFs	4	4	4
International fixed income ETFs	4	1
Alternative strategy ETFs	2

Total	47	44	52

Headcount	65	60	54

Year Ended December 31, 2011 Compared to December 31, 2010

Overview

	As of and for the Year Ended December 31,		Change	Percent Change
	2011	2010
Assets Under Management (in millions)
Beginning of period assets	$9,891	$5,979
Net inflows	3,899	3,134	$765	24.4%
Market appreciation/(depreciation)	(1,608)	778

End of period assets	$12,182	$9,891	$2,291	23.2%

Financial Results (in thousands)
Total revenues	$65,160	$41,612	$23,548	56.6%
Total expenses	62,068	49,161	12,907	26.3%

Net income/(loss)	$3,092	($7,549)	$10,641

Our AUM increased 23.2% from $9.9 billion in 2010 to $12.2 billion in 2011 primarily due to strong net inflows into our ETFs partly offset by negative market movement. We reported net income of $3.1 million in 2011 compared to a loss of $7.5 million in 2010 primarily due to higher assets under management.

Revenues

	Year Ended December 31,		Change	Percent Change
	2011	2010
Average assets under management (in millions)	$11,739	$7,308	$4,431	60.6%
Average ETF advisory fee	0.55%	0.56%	(0.01)	(1.8%)
ETF advisory fees (in thousands)	$64,366	$40,567	$23,799	58.7%
Other income (in thousands)	794	1,045	(251)	(24.0%)

Total revenues (in thousands)	$65,160	$41,612	$23,548	56.6%

ETF advisory fees

ETF advisory fees revenue increased 58.7% from $40.6 million in 2010 to $64.4 million in 2011. This increase was primarily due to higher average asset balances due to strong net inflows particularly into our U.S. equity and international fixed income ETFs. The average fee earned decreased to 0.55% in 2011 from 0.56% in 2010 primarily due to a change in mix of our assets under management, in particular from our emerging market equity ETFs.

Other income

Other income decreased 24.0% from $1.0 million in 2010 to $0.8 million in 2011. This decline was primarily due to lower separate account revenues. Following the first quarter of 2011, we no longer managed separate accounts.

Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2011	2010
Compensation and benefits	$19,634	$19,193	$441	2.3%
Fund management and administration	19,882	14,286	5,596	39.2%
Marketing and advertising	4,475	3,721	754	20.3%
Sales and business development	3,603	2,730	873	32.0%
Professional and consulting fees	5,186	3,779	1,407	37.2%
Occupancy, communications and equipment	1,127	1,118	9	0.8%
Depreciation and amortization	267	314	(47)	-15.0%
Third-party sharing arrangements	5,651	2,296	3,355	146.1%
Other	2,243	1,724	519	30.1%

Total expenses	$62,068	$49,161	$12,907	26.3%

As a Percent of Revenues:	Year Ended December 31,
	2011	2010
Compensation and benefits	30.1%	46.1%
Fund management and administration	30.5%	34.3%
Marketing and advertising	6.9%	8.9%
Sales and business development	5.5%	6.6%
Professional and consulting fees	8.0%	9.1%
Occupancy, communications and equipment	1.7%	2.7%
Depreciation and amortization	0.5%	0.8%
Third-party sharing arrangements	8.7%	5.5%
Other	3.4%	4.1%

Total expenses	95.3%	118.1%

Compensation and benefits

Compensation and benefits expense increased 2.3% from $19.2 million in 2010 to $19.6 million in 2011 primarily due to higher accrued incentive compensation due to our strong 2011 results, as well as costs associated with higher headcount. Our headcount increased from 60 at the end of 2010 to 65 at the end of 2011. Partly offsetting this increase was a decrease of $2.4 million in stock-based compensation as equity awards granted to employees in prior years with higher fair values become fully vested.

Fund management and administration

Fund management and administration expense increased 39.2% from $14.3 million in 2010 to $19.9 million in 2011. Higher average assets under management led to an increase of $3.7 million in portfolio management, fund administration and accounting, index licensing, and distribution fees. Included in 2011 is a one-time charge of $0.7 million related to reimbursing the WisdomTree India ETF for excess fees we collected as a result of overestimating the operating expense recapture fees for the India ETF’s fiscal year ended March 31, 2011. Printing related fees increased $0.5 million due to an increase in the number of shareholders owning our ETFs. In addition, auditing related fees increased $0.4 million due to additional services as well as an increase in the number of funds. We had 47 ETFs at the end of 2011 compared to 44 at the end of 2010.

Marketing and advertising

Marketing and advertising expense increased 20.3% from $3.7 million in 2010 to $4.5 million in 2011 primarily due to higher levels of television, print and online advertising to support our growth.

Sales and business development

Sales and business development expense increased 32.0% from $2.7 million in 2010 to $3.6 million in 2011 primarily due to higher new product related spending and sales activities to support our growth.

Professional and consulting fees

Professional and consulting fees increased 37.2% from $3.8 million in 2010 to $5.2 million in 2011. Variable stock based compensation for equity awards granted to strategic advisors increased $0.7 million from $2.0 million to $2.7 million due to an increase in our stock price. Legal and accounting fees associated with the preparation of our SEC registration statement on Form 10 in connection with the listing of our common stock onto the NASDAQ Global Market were $0.7 million in 2011. Also in 2011, we incurred $0.2 million in legal expenses associated with litigation with Research Affiliates.

Occupancy, communications and equipment

Occupancy, communications and equipment expense remained relatively unchanged at $1.1 million in 2010 and 2011.

Depreciation and amortization

Depreciation and amortization expense remained relatively unchanged at $0.3 million in 2010 and 2011.

Third-party sharing arrangements

Third-party sharing arrangements increased $3.4 million from $2.3 million in 2010 to $5.7 million in 2011. This increase was primarily due to a $2.9 million increase in net profits in our currency and fixed income ETFs, which are subject to a profit sharing agreement with Mellon Capital and Dreyfus. Under the agreement, we share revenues and third party costs equally. This expense increased due to the higher average asset balances in these ETFs. In addition, fees paid to third parties for marketing our ETFs in the independent broker-dealer channel and Latin America increased by $0.5 million.

Other

Other expenses increased 30.1% from $1.7 million in 2010 to $2.2 million in 2011 primarily due to higher corporate insurance, public company and administrative related expenses.

Year Ended December 31, 2010 Compared to December 31, 2009

Overview

	As of and for the Year Ended December 31,		Change	Percent Change
	2010	2009
Assets Under Management (in millions)
Beginning of period assets	$5,979	$3,180
Net inflows	3,134	1,773	$1,361	76.8%
Market appreciation/(depreciation)	778	1,026

End of period assets	$9,891	$5,979	$3,912	65.4%

Financial Results (in thousands)
Total revenues	$41,612	$22,095	$19,517	88.3%
Total expenses	49,161	43,323	5,838	13.5%

Net loss	($7,549)	($21,228)	$13,679	(64.4%)

Our AUM increased 65.4% from $6.0 billion in 2009 to $9.9 billion in 2010 primarily from $3.1 billion of net inflows. Our net loss narrowed to a loss of $7.5 million for the year ended 2010 as compared to a loss of $21.2 million in 2009 primarily due to higher average asset levels, cost reduction initiatives we initiated in 2008 and 2009 and higher average ETF advisory fee revenue.

Revenues

	Year Ended December 31,		Change	Percent Change
	2010	2009
Average assets under management (in millions)	$7,308	$3,964	$3,344	84.4%
Average ETF advisory fee	0.56%	0.52%	0.04	7.7%
ETF advisory fees (in thousands)	$40,567	$20,812	$19,755	94.9%
Other income (in thousands)	$1,045	$1,283	$(238)	(18.6%)

Total revenues (in thousands)	$41,612	$22,095	$19,517	88.3%

ETF advisory fees

ETF advisory fee revenues increased 94.9% from $20.8 million in 2009 to $40.6 million in 2010. This increase was primarily due to higher average asset balances, which increased 84.4% due to strong net inflows, market appreciation and higher average ETF advisory fees, which increased from 0.52% to 0.56%. Approximately 61.0% of our ETF inflows were in our higher-priced emerging market equity ETFs, which contributed to the higher average ETF advisory fee we earned.

Other income

Other income decreased 18.6% from $1.3 million in 2009 to $1.0 million in 2010 primarily due to $0.4 million of lower interest and investment income as a result of low market interest rates and lower average cash balances, partly offset by $0.1 million of higher income from index licensing revenues.

Expenses

	Year Ended December 31,		Change	Percent Change
(in thousands)	2010	2009
Compensation and benefits	$19,193	$18,943	$250	1.3%
Fund management and administration	14,286	13,387	899	6.7%
Marketing and advertising	3,721	2,762	959	34.7%
Sales and business development	2,730	2,495	235	9.4%
Professional and consulting fees	3,779	1,780	1,999	112.3%
Occupancy, communications and equipment	1,118	1,087	31	2.9%
Depreciation and amortization	314	360	(46)	(12.8%)
Third-party sharing arrangements	2,296	89	2,207	nm
Other	1,724	2,420	(696)	(28.8%)

Total expenses	$49,161	$43,323	$5,838	13.5%

As a Percent of Revenues:	Year Ended December 31,
	2010	2009
Compensation and benefits	46.1%	85.7%
Fund management and administration	34.3%	60.6%
Marketing and advertising	8.9%	12.5%
Sales and business development	6.6%	11.3%
Professional and consulting fees	9.1%	8.1%
Occupancy, communications and equipment	2.7%	4.9%
Depreciation and amortization	0.8%	1.6%
Third-party sharing arrangements	5.5%	0.4%
Other	4.1%	11.0%

Total expenses	118.1%	196.1%

Compensation and benefits

Compensation and benefits expense increased 1.3% from $18.9 million in 2009 to $19.2 million in 2010. This increase was primarily due to an increase of $1.2 million related to higher incentive compensation due to our strong net inflows and overall business results, as well as costs related to increased headcount. Our headcount increased from 54 at the end of 2009 to 60 at the end of 2010, primarily in our sales related functions. Partly offsetting this increase was a decrease of $1.4 million in stock-based compensation as equity awards granted to employees in prior years become fully vested and replaced with a lower number of awards.

Fund management and administration

Fund management and administration expense increased 6.7% from $13.4 million in 2009 to $14.3 million in 2010. Higher average assets under management as well as fund processing expenses led to an increase of $0.6 million in portfolio management and fund accounting, administration and custody related fees. We also incurred $0.5 million in higher printing and legal related fees due to higher activity as well as $0.2 million in higher exchange listing fees for our ETFs due to a fee increase at the exchange. Partly offsetting these increases was a decrease of $0.8 million in fund related fees due to the closure of 10 of our ETFs in March 2010 along with lower costs from renegotiating vendor agreements. In addition, 2009 included a reduction of $0.3 million related to resolution of a portfolio management fee disagreement with BNY Mellon. We ended 2010 with 44 ETFs, down from 52 at the end of 2009. We also launched two new funds during the year.

Marketing and advertising

Marketing and advertising expense increased 34.7% from $2.8 million in 2009 to $3.7 million in 2010 primarily due to higher discretionary advertising related expenses to promote our ETFs on television and online.

Sales and business development

Sales and business development expense increased 9.4% from $2.5 million in 2009 to $2.7 million in 2010 primarily due to higher sales related spending to support our growth.

Professional and consulting fees

Professional fees increased $2.0 million from $1.8 million in 2009 to $3.8 million in 2010. This increase was primarily due to $0.9 million of higher stock-based compensation related to equity awards granted to special advisors to our Board which fluctuates based upon the value of our common stock. Our stock price increased from $1.85 to $4.15 at the end of 2010. We also incurred $1.1 million in higher corporate advisory fees related to business strategy and related legal fees.

Occupancy, communications and equipment

Occupancy, communications and equipment expense remained relatively unchanged between 2009 and 2010.

Depreciation and amortization

Depreciation and amortization expense remained relatively unchanged between 2009 and 2010.

Third-party sharing arrangements

Third-party sharing arrangements increased $2.2 from $0.1 million in 2009 to $2.3 million in 2010. This increase was primarily due to higher net profits in our currency and fixed income ETFs which are subject to profit sharing agreement with Mellon Capital and Dreyfus. Under the agreement, we share revenues and third party costs equally. This expense increased due to the higher average asset balances in these ETFs partly offset by higher marketing related costs. Average AUM for our currency funds increased from $359 million in 2009 to $1.2 billion in 2010.

Other

Other expense decreased 28.8% from $2.4 million in 2009 to $1.7 million in 2010. 2009 included a charge of $1.0 million as a result of our final issuance of common stock to Treasury Equity, LLC for satisfaction of certain conditions related to our currency ETFs.

Quarterly Results

The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2010 and 2011. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands)	Q1/10	Q2/10	Q3/10	Q4/10	Q1/11	Q2/11	Q3/11	Q4/11
Revenues
ETF advisory fees	$8,467	$9,129	$9,860	$13,111	$14,273	$16,514	$17,554	$16,025
Other income	247	226	270	302	260	202	182	150

Total revenues	8,714	9,355	10,130	13,413	14,533	16,716	17,736	16,175

Expenses
Compensation and benefits	5,255	4,600	4,405	4,933	5,217	4,610	5,085	4,722
Fund management and administration	3,397	3,306	3,569	4,014	4,162	5,736	5,093	4,891
Marketing and advertising	1,160	426	745	1,390	972	1,357	911	1,235
Sales and business development	460	746	766	758	745	913	954	991
Professional and consulting fees	1,024	707	795	1,253	1,359	1,090	1,473	1,264
Occupancy, communication and equipment	267	289	273	289	273	285	288	281
Depreciation and amortization	77	78	80	79	65	67	68	67
Third party sharing arrangements	240	636	609	811	1,128	1,512	1,794	1,217
Other	426	427	405	466	457	457	711	618

Total expenses	12,306	11,215	11,647	13,993	14,378	16,027	16,377	15,286

Net income/(loss)	($3,592)	($1,860)	($1,517)	($580)	$155	$689	$1,359	$889

	Q1/10	Q2/10	Q3/10	Q4/10	Q1/11	Q2/11	Q3/11	Q4/11
Percent of Revenues
Revenues
ETF advisory fees	97.2%	97.6%	97.3%	97.7%	98.2%	98.8%	99.9%	99.1%
Other income	2.8%	2.4%	2.7%	2.3%	1.8%	1.2%	0.1%	0.9%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses
Compensation and benefits	60.3%	49.2%	43.5%	36.8%	35.9%	27.6%	28.7%	29.2%
Fund management and administration	39.0%	35.3%	35.2%	29.9%	28.6%	34.3%	28.7%	30.2%
Marketing and advertising	13.3%	4.6%	7.4%	10.4%	6.7%	8.1%	5.1%	7.6%
Sales and business development	5.3%	8.0%	7.6%	5.7%	5.1%	5.5%	5.4%	6.1%
Professional and consulting fees	11.8%	7.6%	7.8%	9.3%	9.4%	6.5%	8.3%	7.8%
Occupancy, communication and equipment	3.1%	3.1%	2.7%	2.2%	1.9%	1.7%	1.6%	1.7%
Depreciation and amortization	0.9%	0.8%	0.8%	0.6%	0.4%	0.4%	0.4%	0.4%
Third party sharing arrangements	2.8%	6.8%	6.0%	6.0%	7.8%	9.0%	10.1%	7.5%
Other	4.9%	4.6%	4.0%	3.5%	3.1%	2.7%	4.0%	3.8%

Total expenses	141.2%	119.9%	115.0%	104.3%	98.9%	95.9%	92.3%	94.5%

Net income/(loss)	(41.2%)	(19.9%)	(15.0%)	(4.3%)	1.1%	4.1%	7.7%	5.5%

	Q1/10	Q2/10	Q3/10	Q4/10	Q1/11	Q2/11	Q3/11	Q4/11
Operating Statistics
Total ETF AUM (in millions)
Beginning of period assets	$5,979	$6,713	$6,240	$8,260	$9,891	$11,284	$12,934	$11,184
Inflows/(outflows)	582	121	1,161	1,271	1,264	1,699	179	756
Market appreciation/(depreciation)	152	(594)	859	360	129	(49)	(1,929)	242

End of period assets	$6,713	$6,240	$8,260	$9,891	$11,284	$12,934	$11,184	$12,182

Average assets during the period	$6,326	$6,760	$7,055	$9,104	$10,294	$12,062	$12,762	$11,836

	Q1/10	Q2/10	Q3/10	Q4/10	Q1/11	Q2/11	Q3/11	Q4/11

ETF Industry and Market Share (in billions)
ETF industry net inflows	$7.0	$30.9	$33.4	$46.7	$23.6	$29.2	$20.9	$43.9
WisdomTree market share of industry inflows	8.3%	0.4%	3.5%	2.7%	5.4%	5.8%	0.9%	1.7%

International Developed Equity ETFs (in millions)
Beginning of period assets	$2,312	$2,223	$1,864	$2,147	$2,311	$2,865	$2,867	$2,501
Inflows/(outflows)	(98)	(39)	—	50	475	33	57	(94)
Market appreciation/(depreciation)	9	(320)	283	114	79	(31)	(423)	—

End of period assets	$2,223	$1,864	$2,147	$2,311	$2,865	$2,867	$2,501	$2,407

Average assets during the period	$2,285	$2,121	$2,012	$2,239	$2,463	$2,854	$2,722	$2,496

Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$1,431	$1,738	$1,728	$2,796	$3,780	$3,759	$3,988	$3,230
Inflows/(outflows)	230	106	707	869	59	344	102	418
Market appreciation/(depreciation)	77	(116)	361	115	(80)	(115)	(860)	(35)

End of period assets	$1,738	$1,728	$2,796	$3,780	$3,759	$3,988	$3,230	$3,613

Average assets during the period	$1,551	$1,763	$2,153	$3,342	$3,618	$3,863	$3,719	$3,456

U.S. Equity ETFs (in millions)
Beginning of period assets	$1,330	$1,468	$1,406	$1,779	$2,057	$2,218	$2,612	$2,523
Inflows/(outflows)	71	85	211	118	53	374	241	586
Market appreciation/(depreciation)	67	(147)	162	160	108	20	(330)	320

End of period assets	$1,468	$1,406	$1,779	$2,057	$2,218	$2,612	$2,523	$3,429

Average assets during the period	$1,406	$1,506	$1,540	$1,916	$2,164	$2,364	$2,528	$2,973

Currency ETFs (in millions)
Beginning of period assets	$906	$1,284	$1,242	$1,266	$1,179	$1,467	$1,896	$1,194
Inflows/(outflows)	379	(31)	(19)	(75)	271	383	(566)	(157)
Market appreciation/(depreciation)	(1)	(11)	43	(12)	17	46	(136)	(56)
Reclass to Fixed Income								(31)

End of period assets	$1,284	$1,242	$1,266	$1,179	$1,467	$1,896	$1,194	$950

Average assets during the period	$1,084	$1,370	$1,224	$1,190	$1,335	$1,677	$1,786	$1,120

International Fixed Income ETFs (in millions)
Beginning of period assets	—	—	$0	$272	$564	$902	$1,379	$1,493
Inflows/(outflows)	—	—	262	309	335	442	280	(34)
Market appreciation/(depreciation)	—	—	10	(17)	3	35	(166)	16
Reclass from Currency								31

End of period assets	—	—	$272	$564	$902	$1,379	$1,493	$1,506

Average assets during the period	—	—	$126	$417	$679	$1,195	$1,780	$1,536

Alternative Strategy ETFs (in millions)
Beginning of period assets	—	—	—	—	$0	$73	$192	$243
Inflows/(outflows)	—	—	—	—	71	123	65	37
Market appreciation/(depreciation)	—	—	—	—	2	(4)	(14)	(3)

End of period assets	—	—	—	—	$73	$192	$243	$277

Average assets during the period					$35	$109	$227	$255

Average ETF Asset Mix (during the period)
Emerging Markets Equity ETFs	25%	26%	31%	37%	35%	32%	29%	29%
International Developed Equity ETFs	36%	32%	28%	25%	24%	23%	22%	21%
U.S. Equity ETFs	22%	22%	22%	21%	21%	20%	20%	25%
Currency ETFs	17%	20%	17%	13%	13%	14%	14%	10%
International Fixed Income ETFs	—	—	2%	4%	7%	10%	14%	13%
Alternative Strategy ETFs	—	—	—	—	0%	1%	1%	2%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Average ETF Advisory Fee (during the period)	0.54%	0.54%	0.56%	0.57%	0.56%	0.55%	0.55%	0.54%

	Q1/10	Q2/10	Q3/10	Q4/10	Q1/11	Q2/11	Q3/11	Q4/11

Number of ETFs (end of the period)
International Developed Equity ETFs	18	18	18	18	18	18	18	18
Emerging Markets Equity ETFs	4	4	4	4	4	4	4	4
U.S. Equity ETFs	12	12	12	12	12	12	12	12
Currency ETFs	8	8	9	9	9	9	9	7
International Fixed Income ETFs	—	—	1	1	2	2	2	4
Alternative Strategy ETFs	—	—	—	—	1	1	2	2

Total	42	42	44	44	46	46	47	47

Headcount	55	54	56	60	61	61	64	65

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31,
	2011	2010
Balance Sheet Data (in thousands):
Cash and cash equivalents	$25,630	$14,233
Investments	9,056	8,595
Accounts receivable	5,625	4,825
Total liabilities	(16,714)	(11,907)

	$23,597	$15,746

	Year Ended December 31,
	2011	2010	2009
Cash Flow Data (in thousands):
Operating cash flows	$13,692	$2,128	$(15,027)
Investing cash flows	(680)	628	8,240
Financing cash flows	(1,615)	1	4,988

Increase/(decrease) in cash and cash equivalents	$11,397	$2,757	$(1,799)

Liquidity

We consider our available liquidity to be our liquid assets less our liabilities. Liquid assets consist of cash and cash equivalents, current receivables, and investments. Cash and cash equivalents include cash on hand and non-interest-bearing and interest-bearing deposits with financial institutions. Accounts receivable primarily represents advisory fees we earn from the WisdomTree ETFs which is collected by the fifth business day of the month following the month earned. Investments represent debt instruments of U.S. government and agency securities. Our liabilities consist primarily of payments owed to vendors and third parties in the normal course of business as well as accrued year end incentive compensation for employees.

Cash and cash equivalents increased $11.4 million in 2011 primarily due to $13.7 million of cash flows generated by our operating activities as a result of higher revenues from higher AUM offset by $2.2 million of cash flows used to repurchase our common stock.

Cash and cash equivalents increased $2.8 million in 2010 primarily due to $2.1 million of cash flows generated by our operating activities due to higher revenues from higher assets under management as well as proceeds from net redemptions of our investments.

Cash and cash equivalents decreased $1.8 million in 2009 primarily due to $15.0 million of cash used to fund our operations offset by $5.0 million we received from investors in a private placement of our common stock as well as proceeds from net redemptions of our investments.

Capital Resources

Currently, our principal source of financing is our operating cash flow, though historically, our principal source of financing was through the private placement of our common stock. We believe that current cash flows generated by our operating activities and the net proceeds raised through our offering in February 2012 should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. We expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, re-acquire shares of our common stock issued to our employees as incentive compensation as discussed below or expand our business through strategic acquisitions.

During 2011, we repurchased approximately 386,396 shares from our employees at then current market prices at a cost of $2.2 million in connection with tax withholding upon vesting of restricted stock. The amount repurchased represented the required amount of tax withholding. We expect to continue purchasing shares for similar reasons.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of December 31, 2011.

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,800	$1,402	$1,398	—	—

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

Income and Deferred Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. A valuation allowance is recorded to reduce the carrying values of deferred tax assets and liabilities to the amount that is more likely than not to be realized. As of December 31, 2011, we have net operating loss carry forwards and we have recognized a deferred tax asset for such carry forwards. Given the significant losses we have incurred since we began our operations, a valuation allowance has been recorded for the full amount of the deferred tax asset.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”. ASU No. 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU No. 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. This standard did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial results are subject to market risk. Market risk to us generally represents the risk of changes in the value of financial instruments held in the portfolios of the WisdomTree ETFs that generally results from fluctuations in equity prices, foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all of our revenue—for the years ended December 31, 2009, 2010 and 2011, respectively—is derived from advisory agreements for the WisdomTree ETFs.

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

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $8.6 million and $9.1 million as of December 31, 2010 and 2011, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this Annual Report on Form 10-K. See Index to the consolidated financials statement on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, our management, with the participation of our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, or the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm, Ernst & Young LLP, due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names, ages and positions of each of our directors and executive officers as of March 15, 2012 are as follows:

Name	Age	Position
Jonathan L. Steinberg	47	Chief Executive Officer and Director
Bruce I. Lavine	45	President, Chief Operating Officer and Director
Amit Muni	43	Executive Vice President—Finance and Chief Financial Officer
Luciano Siracusano, III	46	Executive Vice President—Director of Sales and Chief Investment Strategist
Peter M. Ziemba	54	Executive Vice President—Business and Legal Affairs and Chief Legal Officer
Michael Steinhardt(2)(3)	71	Non-Executive Chairman of the Board
Steven L. Begleiter	50	Director
Anthony Bossone(1)	40	Director
R. Jarrett Lilien(1)(2)(3)	50	Director
James D. Robinson, IV(3)	49	Director
Frank Salerno(1)(2)(4)	52	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee
(4)	Lead Independent Director

The following paragraphs provide information, as of the date of this Report, about our directors and executive officers. The information presented includes information about each of our directors’ specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director.

Jonathan L. Steinberg founded our Company and has served as our Chief Executive Officer since October 1988. He has been a member of our Board of Directors since October 1988, serving as Chairman of the Board of Directors from October 1988 to November 2004. He also served as Editor-in-Chief of Individual Investor and Ticker magazines, two magazines formerly published by our Company. Mr. Steinberg, together with Mr. Siracusano, was responsible for the creation and development of our proprietary index methodology. Prior to founding WisdomTree, Mr. Steinberg was employed as an analyst in the Mergers and Acquisitions Department of Bear Stearns & Co. Inc., an investment banking firm, from 1986 to 1988. Mr. Steinberg is the author of Midas Investing, published by Times Books, a division of Random House, Inc. He attended The Wharton School of Business at the University of Pennsylvania. We believe Mr. Steinberg’s qualifications to serve on the Board of Directors include his extensive knowledge of our business, his experience in founding and developing our fundamentally weighted index methodology, as well as his corporate and strategic vision, which provide strategic guidance to the board. As our Chief Executive Officer, Mr. Steinberg provides essential insight and guidance to the board from a management perspective.

Bruce I. Lavine has served as our President and Chief Operating Officer since May 2006 and has been a member of our Board of Directors since January 2007. From 1998 to 2006, he was employed by Barclays Global Investors, an asset management firm, in the following positions: from 1998 to 1999, he served as Director, Financial Planning, Global Finance; from 1999 to 2003, he served as Chief Financial Officer, Director of New Product Development, U.S. iShares and Individual Investor Business; and from 2003 to May 2006 he served as Head of iShares Exchange Traded Funds, Europe. From 1995 to 1998, Mr. Lavine served as the Manager of Business Planning at Sequel, Inc., a computer hardware services company. From 1991 to 1994, Mr. Lavine was employed by Bristol-Myers Squibb Company, a pharmaceutical company, first as a financial associate and then as a senior treasury analyst. Mr. Lavine received a B.S. with distinction in Commerce and an M.B.A. in Finance from the University of Virginia. Mr. Lavine is a Chartered Financial Analyst. We believe Mr. Lavine’s qualifications to serve on the Board of Directors include his many years of experience in senior management positions in the ETF industry and extensive knowledge of our business. As our President and Chief Operating Officer, Mr. Lavine provides essential insight and guidance to the board on the ETF industry and, from a management perspective, our day-to-day operations.

Amit Muni has served as our Executive Vice President–Finance and Chief Financial Officer since March 2008. Prior to joining our Company, Mr. Muni served as Controller and Chief Accounting Officer of International Securities Exchange Holdings, Inc., an electronic options exchange, from 2003 until March 2008. Mr. Muni was Vice President, Finance, of Instinet Group Incorporated, an electronic agency broker-dealer, from 2000 to 2003. From 1996 until 2000, Mr. Muni was employed as a Manager of the Financial Services Industry Practice of PricewaterhouseCoopers LLP, an accounting firm. From 1991 until 1996, Mr. Muni was an accountant and a senior auditor for National Securities Clearing Corporation, a firm that provides centralized clearing, information and settlement services to the financial industry. Mr. Muni received a B.B.A. in Accounting from Pace University and is a Certified Public Accountant.

Luciano Siracusano, III has served as our Executive Vice President–Director of Sales and Chief Investment Strategist since March 2011. From October 2008 to March 2011, Mr. Siracusano served as our Director of Sales and Chief Investment Strategist. Prior to serving in those positions, Mr. Siracusano served as our Director of Research from 2001 until October 2008, and as a research analyst and editor of our various media publications from 1999 until 2001. Mr. Siracusano, together with Mr. Steinberg, was responsible for the creation and development of our fundamentally weighted index methodology. Prior to joining our Company in 1999, Mr. Siracusano was an Equity Analyst at Value Line, Inc., an investment research firm, from 1998 to 1999. Preceding his career in finance, Mr. Siracusano served as Special Assistant to HUD Secretary Henry Cisneros and as a Special Assistant to New York Governor Mario Cuomo. Mr. Siracusano received his B.A. in Political Science from Columbia University.

Peter M. Ziemba has served as our Executive Vice President–Business and Legal Affairs since January 2008 and Chief Legal Officer since March 2011. From April 2007 to March 2011, Mr. Ziemba served as our General Counsel. Prior to joining our Company, Mr. Ziemba was a partner in the Corporate and Securities department of Graubard Miller, which served as our primary corporate counsel, from 1991 to 2007, and was employed as an associate at that firm beginning in 1982. Mr. Ziemba received his B.A. in History with university honors from Binghamton University and his J.D. cum laude from Benjamin N. Cardozo School of Law. Mr. Ziemba served as a director of our Company from 1996 to 2003.

Michael Steinhardt has served as our non-executive Chairman of the Board since November 2004. From 1967 through 1995, Mr. Steinhardt served as Senior Managing Partner of Steinhardt Partners, L.P., a private investment company, and related investment entities. In 1995, Mr. Steinhardt closed Steinhardt Partners and eliminated his involvement in managing client assets. He founded and now serves as President of Steinhardt Management Co., Inc., which currently manages a single private investment fund investing in other funds managed by independent investment managers. Mr. Steinhardt currently devotes most of his time and financial resources to Jewish philanthropic causes, directed through The Steinhardt Foundation for Jewish Life for which he serves as Chairman. Mr. Steinhardt is the co-founder of Birthright Israel and he serves on its Board of Trustees and is a major supporter. He also serves as Co-Chair of the Areivim Philanthropic Group. He also serves on the Board of Trustees of New York University, Brandeis University and the Steinhardt Family Foundation and on the Board of Directors of the Taub Center for Social Policy Studies in Israel. Mr. Steinhardt received his B.S. in Economics from The Wharton School of Business of the University of Pennsylvania. We believe Mr. Steinhardt’s qualifications to serve on the Board of Directors include his extensive years of experience as a founder of a private investment management company. The board also benefits from his perspective and knowledge of financial markets as well as his strategic vision. On January 6, 2012, the Court of Chancery of the State of Delaware issued an opinion imposing sanctions on the chairman of our Board of Directors, Mr. Steinhardt, which require him, among other things, to self-report certain trading activity not involving the Company’s securities to the SEC. Mr. Steinhardt’s actions did not involve the Company. For more details, see the section entitled “Management—Involvement in Certain Legal Proceedings.”

Steven L. Begleiter has served as a member of our Board of Directors since February 2011. Mr. Begleiter has served as Senior Principal at Flexpoint Ford, LLC, a private equity group focused on investments in financial services and healthcare, since October 2008. Prior to joining Flexpoint Ford, Mr. Begleiter spent 24 years at Bear Stearns & Co., serving first as an investment banker in the Financial Institutions Group and then as Senior Managing Director and member of its Management and Compensation Committee from 2002 to September 2008. Mr. Begleiter also served as head of Bear Stearns’ Corporate Strategy Group. Mr. Begleiter received his B.A. in Economics with honors from Haverford College. We believe Mr. Begleiter’s qualifications to serve on the Board of Directors include his many years of experience in leadership positions in the financial services industry as well as his private equity experience. The board also benefits from his extensive industry knowledge and perspectives on capital formation.

Anthony Bossone has served as a member of our Board of Directors since January 2009. Since 2003 Mr. Bossone has been the Chief Financial Officer of Atlantic-Pacific Capital, Inc., a broker-dealer and global placement agent dedicated to raising capital for alternative investment funds. From 2001 to 2003, Mr. Bossone was the Assistant Controller at SAC Capital Advisors, LLC, a hedge fund advisory firm, and from 1999 until 2001, Mr. Bossone served as an equity trader at Schonfeld Securities, LLC, a securities trading firm. Mr. Bossone began his career at PricewaterhouseCoopers LLP in 1993 where he was an audit manager until 1999. Mr. Bossone received his B.S. in Business and Economics with highest honors from Lehigh University and is a Certified Public Accountant. We believe Mr. Bossone’s qualifications to serve on the Board of Directors include his financial and accounting expertise. The board also benefits from his experience as an equity trader.

R. Jarrett Lilien has served as a member of our Board of Directors since November 2008. Since January 2009, Mr. Lilien has served as Managing Partner of Bendigo Partners, a private equity and consulting firm focused on technology-enabled financial service companies, which he co-founded. Between 1999 and May 2008, Mr. Lilien was employed by E*Trade Financial Corporation, a brokerage and financial services firm, holding various positions including President and Chief Operating Officer, from 2003 to May 2008, and Acting Chief Executive Officer, from November 2007 until March 2008. Prior to his service at E*Trade, Mr. Lilien was Chief Executive Officer of TIR Securities, a global institutional brokerage firm that he co-founded in 1989 and which was later sold to E*Trade. Prior to TIR Securities, Mr. Lilien held various positions at Paine Webber and Autranet, Inc., a division of Donaldson, Lufkin & Jenrette, Inc., both brokerage and financial service firms. Mr. Lilien currently serves as President of the Jazz Foundation of America and is on the Board of Directors of Baryshnikov Arts Center and on the Advisory Board of WFUV FM Radio. Mr. Lilien received his B.A. in Economics from the University of Vermont. We believe Mr. Lilien’s qualifications to serve on the Board of Directors include his experience in founding and building financial services companies. The board also benefits from his extensive leadership experience and his ability to provide strategic guidance.

James D. Robinson, IV has served as a member of our Board of Directors since November 2004. Mr. Robinson is a Managing Partner of RRE Ventures, LLC, a venture capital firm primarily focused on technology companies, which he co-founded in 1994. From 1992 to 1994 Mr. Robinson was employed by Hambrecht & Quist Venture Capital, a venture capital firm, where he served as a General Partner for several investment funds for the firm. From 1986 to 1992, he was employed by JP Morgan & Company, where he worked on technology-related assignments, first within the Global Exposure Management group building risk management systems, and later as an investment banker in the Corporate Finance group focused on technology and communications companies. Mr. Robinson serves on the Board of Directors of numerous companies held in the investment portfolios of the RRE Ventures-affiliated funds. Mr. Robinson received a B.A. with a double degree in Computer Science and Business Administration from Antioch College and an M.B.A. from Harvard University. We believe Mr. Robinson’s qualifications to serve on the Board of Directors include his experience in building and financing companies from earliest stages of growth. In addition, Mr. Robinson’s venture capital experience as well as his insight into capital formation enable him to provide the board with valuable strategic advice.

Frank Salerno has served as a member of our Board of Directors since July 2005. From July 1999 until his retirement in February 2004, Mr. Salerno was Managing Director and Chief Operating Officer of Merrill Lynch

Investment Advisors—Americas Institutional Division, an investment advisory company. Before joining Merrill Lynch, Mr. Salerno spent 18 years with Bankers Trust Company in various positions. In 1990, he assumed responsibility for Bankers Trust’s domestic index management business and in 1995 he became Chief Investment Officer for its Structured Investment Management Group. Mr. Salerno received a B.S. in Economics from Syracuse University and an M.B.A. in Finance from New York University. Mr. Salerno served as a director and member of the audit committee and conflicts committee of K-Sea Transportation Partners, L.P., formerly a NYSE-listed company, from 2004 until its acquisition in 2011. We believe Mr. Salerno’s qualifications to serve on the Board of Directors include his extensive years in senior management positions at large asset management firms as well as his service on the board of directors of another public company. The board also benefits from his strategic insights on the asset management industry.

Board Composition

Our Board of Directors currently consists of eight members. Certain of our directors were elected pursuant to board composition provisions of our stockholders agreement, which is described in the section entitled “Certain Relationships and Related Transactions, and Director Independence.” These board composition provisions terminated upon our common stock being listed on the NASDAQ Global Market on July 26, 2011 and there are no further contractual obligations regarding the election of our directors. Our nominating committee and Board of Directors may therefore consider a broad range of factors relating to the qualifications and background of nominees. We have no formal policy regarding board diversity. Our nominating committee’s and Board of Directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, and professional and personal experiences and expertise relevant to our growth strategy.

Our Board of Directors is divided into three staggered classes of directors of the same or nearly the same number. At each annual meeting of the stockholders, a class of directors will be elected for a three year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held in 2012 for Class I directors, 2013 for Class II directors and 2014 for Class III directors.

•	Our Class I directors are Michael Steinhardt, Anthony Bossone and Bruce Lavine.

•	Our Class II directors are James D. Robinson, IV and Steven Begleiter.

•	Our Class III directors are Frank Salerno, R. Jarrett Lilien and Jonathan Steinberg.

Our amended and restated certificate of incorporation and amended and restated by-laws provide that the number of our directors shall be fixed from time to time by a resolution of the majority of our Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class shall consist of one third of the Board of Directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent stockholder efforts to effect a change of our management or a change in control.

In a private placement of our common stock in November 2009, we entered into a Securities Purchase Agreement that provided, among other things that as long as Michael Steinhardt individually, and RRE Ventures III-A, L.P., RRE Ventures Fund III, L.P., and RRE Ventures III, L.P. (collectively the “RRE Entities”), collectively, beneficially own at least 10,000,000 shares of common stock, they each shall have the independent right to require the Company to either (i) appoint a designee, reasonably acceptable to our Board of Directors, as a member of our Board of Directors, or (ii) provide a designee with notice of all board meetings and copies of all materials delivered to members of our Board of Directors and permit such designee to attend and observe each meeting of our Board of Directors. We further agreed that Mr. Steinhardt and James D. Robinson, IV, as a designee of the RRE Entities, both of whom currently serve as directors of our Company, were acceptable as designees of Mr. Steinhardt and the RRE Entities, respectively. A similar right was granted to James E. Manley, a principal investor in the Company’s December 2006 private placement, except that Mr. Manley’s continued minimum requisite beneficial ownership is 2,050,000 shares. Anthony Bossone serves as a director of our Company as the designee of Mr. Manley. We are informed that Mr. Manley no longer beneficially owns at least 2,050,000 shares and accordingly, Mr. Manley no longer possesses the right to designate a director-nominee.

Board Leadership Structure and Board’s Role in Risk Oversight

The positions of chairman of the board and chief executive officer are separated. We believe that separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the chairman of the board to lead the Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors recognizes the time, effort and energy that the chief executive officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the Board of Directors’ oversight responsibilities continue to grow. While our by-laws and corporate governance guidelines do not require that our chairman and chief executive officer positions be separate, our Board of Directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our operations, strategic direction and intellectual property as more fully discussed under “Risk Factors” in this Report. Management is responsible for the day-to-day management of the risks we face, while our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The Board of Directors’ role in overseeing the management of our risks is conducted primarily through committees of the Board of Directors, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full Board of Directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on our Company and the steps we take to manage them. When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairman of the relevant committee reports on the discussion to the full Board of Directors during the committee reports portion of the next board meeting. This enables our Board of Directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Board Independence

NASDAQ rules require listed companies to have a board of directors with at least a majority of independent directors. Our Board of Directors has determined that six of our eight directors are independent under the listing standards of the NASDAQ Stock Market. The members determined to be independent are Messrs. Begleiter, Bossone, Lilien, Robinson, Salerno and Steinhardt.

Lead Independent Director

In 2008, our Board of Directors determined that it would be good corporate practice to designate one of our independent directors as Lead Independent Director. Mr. Salerno has held this designation since the position was established. The duties of our Lead Independent Director are as follows:

•	serve as the intra-meeting liaison between (i) our Board of Directors and management, and (ii) amongst the independent directors;

•	serve as an ex-officio, non-voting member of each standing committee (of which he is not a member) of our Board or Directors;

•	ensure that appropriate reports and information are circulated to the independent directors on a timely basis by management and others;

•

lead our Board of Directors in the process of periodic reviews of the performance of the Chief Executive Officer, as well as in discussions regarding the Chief Executive Officer’s reports on senior management performance and management succession issues and plans;

•	chair meetings of the independent directors if the chairman is not present; and

•	perform such other appropriate duties as the independent directors shall assign to him or her from time to time.

Senior Advisor to the Board of Directors

Since 2004, Professor Jeremy J. Siegel has served as senior investment strategy advisor to our Company and our Board of Directors. In this position, Professor Siegel provides us with various services, including advice on market trends and financial products; participating in webinars, conference calls, seminars, speaking engagements and one-on-one meetings with persons interested in WisdomTree products; written market commentary for our newsletters and website; and general advice to senior management and our Board of Directors on our business.

Jeremy Siegel is the Russell E. Palmer Professor of Finance at The Wharton School at the University of Pennsylvania. He graduated from Columbia University and received his Ph.D. in Economics from the Massachusetts Institute of Technology, and spent one year as a National Science Foundation Post-Doctoral Fellow at Harvard University. Prof. Siegel taught for four years at the Graduate School of Business of the University of Chicago before joining the Wharton faculty in 1976. Professor Siegel has written and lectured extensively about the economy and financial markets and has appeared frequently on CNN, CNBC, NPR and other networks. He is a regular columnist for Kiplinger’s and Yahoo! Finance and contributor to national and international news media, including The Wall Street Journal, Barron’s and The Financial Times. He has also authored numerous professional articles and three books. His bestselling, “Stocks for the Long Run,” first published in 1994 and now in its third edition, was named as one of the ten-best investment books of all time by both the Washington Post and Business Week. His most recent book, “The Future for Investors: Why the Tried and the True Triumph over the Bold and New” was named one of the best business books published in 2005 by Business Week, The Financial Times and Barron’s.

Committees of Our Board of Directors

Our Board of Directors has established an audit committee, a compensation committee and a nominating committee, each of which operates pursuant to a charter adopted by our Board of Directors. Membership on each committee is limited to independent directors as defined under the listing standards of the NASDAQ Stock Market. In addition, members of the Audit Committee must also meet the independence standards for audit committee members adopted by the SEC.

Audit Committee. Messrs. Bossone, Lilien and Salerno currently serve on the audit committee, which is chaired by Mr. Salerno. Our Board of Directors has determined that each member is an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

•	overseeing the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements;

•	approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•

monitoring, reporting to and reviewing with the Board of Directors regarding the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

•	taking, or recommending that the Board of Directors take, appropriate action to oversee the qualifications, independence and performance of the Company’s independent auditor.

Compensation Committee. Messrs. Steinhardt, Lilien and Salerno currently serve on the compensation committee, which is chaired by Mr. Salerno. The compensation committee’s responsibilities include:

•	overseeing the administration of the Company’s compensation programs;

•	determining and approving the compensation of the Company’s Chief Executive Officer;

•	approving the compensation of the non-CEO executive officers and certain other senior employees; and

•	approving all discretionary bonuses for the Company’s employees, advisers and consultants.

Nominating and Corporate Governance Committee. Messrs. Steinhardt, Lilien and Robinson currently serve on the nominating and corporate governance committee, which is chaired by Mr. Steinhardt. The nominating and corporate governance committee’s responsibilities include:

•	recommending criteria and qualifications for board and committee membership;

•	recruiting and evaluating candidates for nomination for election to the Board of Directors or to fill vacancies on the Board of Directors;

•	recommending that the Board of Directors select the director nominees for election at each annual meeting of stockholders;

•	establishing a policy with regard to the consideration of director candidates recommended by stockholders; and

•	reviewing all stockholder nominations and proposals submitted to the Company.

Our Board of Directors may from time to time establish other committees.

Compensation Committee Interlocks and Insider Participation

During 2011, none of our executive officers served as: (i) a member of the Compensation Committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Board of Directors; or (ii) a director of another entity, one of whose executive officers served on our Board of Directors.

Involvement in Certain Legal Proceedings

The Chairman of our Board of Directors and beneficial owner of approximately 25.5% of our common stock, Michael Steinhardt, was the plaintiff in a civil class action filed in the Court of Chancery of the State of Delaware, in a case entitled Michael Steinhardt, Herbert Chen, Derek Sheeler, Steinhardt Overseas Management, L.P., and Ilex Partners, L.L.C., v. Robert Howard-Anderson, Steven Krausz, Robert Abbott, Robert Bylin, Thomas Pardun, Brian Strom, Albert Moyer, and Occam Networks, Inc., C.A. No. 5878-VCL. Occam Networks, Inc., was a publicly traded Delaware corporation that announced on September 16, 2010, that it had entered into a merger agreement with Calix, Inc., another publicly traded company in the telecommunications equipment industry. Plaintiffs, Occam shareholders, filed the class action challenging the merger. As part of these proceedings, the court entered a confidentiality order to protect the non-public information that would be exchanged in discovery. This order contained both a general requirement that non-public information produced in the action be used solely for purposes of the litigation and a specific restriction against purchasing, selling, or otherwise trading in the securities of Occam or Calix on the basis of such information. Beginning on December 28, 2010, Mr. Steinhardt began short-selling Calix stock as a way to exit his Occam position. The defendants filed a motion for sanctions on the basis that Delaware law prohibits plaintiff-fiduciaries from trading stock while they are in possession of non-public information they obtained in discovery. After conducting an evidentiary hearing, the court granted the defendants’ motion for sanctions with respect to Mr. Steinhardt and his affiliated funds on January 6, 2012. The court dismissed Mr. Steinhardt and his affiliated funds from the case with prejudice, barred them from receiving any future recovery in the lawsuit, required them to self-report their trading activities to the SEC and disclose it in any future application to serve as lead plaintiff, and ordered them to disgorge profits of over $530,000.

Mr. Steinhardt’s actions did not involve the Company or trading in the Company’s securities and, based on the facts currently known, which we are continuing to monitor, we do not believe Mr. Steinhardt’s actions will have a material impact on our business, although there can be no assurance that this will be the case or that these matters, and any investigation by the SEC, NASDAQ and/or other authorities or any actions that result from these matters, will not have an adverse effect on our reputation or the price of our common stock. Investigations or actions by the SEC, NASDAQ and/or other authorities may also affect, among other things, Mr. Steinhardt’s continued tenure on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2011, two of our executive officers (Messrs. Steinberg and Siracusano) each inadvertently filed late a Form 4 with the SEC that reported one transaction, the vesting of performance based stock options. During 2012, five of our executive officers (Messrs. Steinberg, Lavine, Muni, Siracusano and Ziemba) each inadvertently filed late a Form 4 with the SEC that reported one transaction, the surrender of common stock to issuer upon vesting of restricted stock to cover withholding taxes.

Corporate Governance

We have adopted a code of conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of conduct is available on our website at www.wisdomtree.com. We intend to disclose any amendments to this code, or any waivers of its requirements, on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis provides comprehensive information regarding our compensation programs and policies for our named executive officers, who consist of:

•	Jonathan Steinberg, our Chief Executive Officer (“CEO”);

•	Bruce Lavine, our President and Chief Operating Officer (“COO”);

•	Amit Muni, our Chief Financial Officer (“CFO”);

•	Luciano Siracusano, our Chief Investment Strategist (“CIS”); and

•	Peter Ziemba, our Chief Legal Officer (“CLO”).

We provide what we believe is a competitive total compensation opportunity for our executive management team through a combination of base salary, cash incentive bonuses, equity compensation and broad-based benefits programs. This Compensation Discussion and Analysis explains the following:

•	our compensation philosophy and objectives;

•	our executive compensation process, including the role of our Compensation Committee and management; and

•	our policies, practices, and actions with respect to each compensation element.

Included in each description will be the rationale for compensation decisions made for the 2011 fiscal year with respect to our executive officers.

Our Compensation Philosophy and Objectives

Our compensation philosophy and objectives are primarily shaped by strategies to achieve our long-term goals within the business environment in which we operate. We operate in an intensively competitive and challenging business environment and we expect competition to continue and intensify. We directly compete with numerous other ETF sponsors and indirectly compete with other larger and multi-national traditional asset management companies. We compete on a number of factors including the breadth and depth of our product offering as well as the investment performance and fees of our ETFs. We believe our long-term success depends on our ability to:

•	continue to innovate and introduce new ETFs to the marketplace;

•	grow our market share of industry inflows to become one of the top five ETF sponsors in the United States; and

•	continue to leverage our existing product offering.

A key component of our long-term success is our ability to employ the industry’s most talented, professional and dedicated people at all levels within the Company.

The primary objectives of our compensation program are as follows:

•	attract, retain, and motivate our professional, dedicated, and expert employees in the highly competitive asset management industry;

•	reward and retain employees whose knowledge, skills and performance are critical to our continued success;

•	align the interest of all our employees with those of our stockholders by motivating them to increase stockholder value; and

•	motivate our executives to manage our business to meet short-term and long-term objectives and reward them appropriately for meeting or exceeding them.

The following principles guide our compensation programs:

•

Pay-for-performance—Our compensation programs are designed to reward our employees for their individual performance as well as our Company’s performance. If our employee is a top-tier performer, he or she should receive higher rewards. Likewise, where individual performance falls short of expectations and/or our Company’s financial performance declines, the programs should deliver lower levels of compensation. In addition, the objectives of pay-for performance and retention must be balanced. Even in periods of temporary downturns in our Company’s performance, our programs should continue to ensure that our successful, high-achieving employees will remain motivated and committed to us.

•

Every employee should be a stake-holder aligned with our stockholders—We believe a key factor in our success has been and continues to be fostering an entrepreneurial culture where our employees act and think like our owners. As such, our compensation programs should encourage stock ownership deep within the organization to align our employees’ interests with our stockholders. Our stock awards should be long-term in nature.

•

Higher levels of responsibility are reflected in compensation—Our compensation should be based on our employees’ level of job responsibility. As employees progress to higher levels in our organization, an increasing proportion of their pay should be tied to our Company’s long-term performance because they are more able to affect our results.

•

Competitive compensation levels—Our compensation programs should be reflective of the value of the position in the marketplace. To attract and retain a highly skilled work force, we must remain competitive with the pay of other premier employers who compete with us for talent.

•

Team approach—We believe our success has been based on the coordinated efforts of all our employees working towards our common goals, not on the efforts of any one individual. As such, our compensation programs should be applied across the organization, taking into account differences in job responsibilities and marketplace considerations. Perquisites should be rare and limited to those that are important to our employees’ ability to safely and effectively carry out their responsibilities.

To achieve these objectives, we seek to provide competitive compensation packages recognizing and rewarding individual contributions to ensure that executive compensation is aligned with corporate strategies and business objectives.

Factors Considered in Evaluating Total Compensation for our Executive Officers

The Compensation Committee considers the following un-weighted factors to ensure that compensation is fair, reasonable, competitive and consistent with our compensation philosophies and objectives referred to above:

•	Our financial results, including actual results, budgets and projections and our overall financial health.

•

Operational performance metrics, including net inflows into our ETFs compared to the ETF industry, market share of industry inflows and total growth in assets under management as compared to the industry.

•

The broader economic conditions within the industry. The Compensation Committee recognizes that our assets under management and ability to gather ETF inflows are subject to market and other external conditions outside of our control.

•	The performance of our common stock.

•

The experience, tenure and performance of our executive officers and the extent to which the Compensation Committee is generally satisfied with our executive officer’s past performance and expected future contributions.

•	Each executive officer’s duties, responsibilities and ability to influence corporate performance.

•	Industry survey data to confirm the reasonableness of compensation levels.

•	Historical executive compensation levels along with company-wide compensation levels.

•	Our contractual obligation to certain officers.

The Compensation Committee considers the factors above, together with their collective experiences and business judgment, to evaluate our compensation practices. The Compensation Committee believes this general approach helps us to compete in hiring and to retain the best possible talent while at the same time maintaining a reasonable and responsible cost structure.

Background to Understanding Compensation Levels for our Executive Officers

Compensation for all our employees, including our executive officers, is based on the philosophies described above. However, in conjunction with these philosophies, the levels of compensation are also significantly influenced by what the Company can afford to pay as a result of our financial performance and relatively short operating history. In the future, as we gain experience, we expect that the specific direction, emphasis and components of our executive compensation program will evolve.

In addition, our CEO and CIS, as co-creators of our fundamentally weighted methodology, were granted significant equity awards during our transition phase from a media company to an asset manager (see the section entitled “Business—Corporate History” elsewhere in this Report). As such, their compensation packages are structured differently than the remaining three executive officers’ compensation packages. Of significance, our CEO and CIS do not maintain employment agreements with us due to their significant equity ownership of the Company. The initial compensation packages for our COO, CFO and CLO, who were hired shortly before or after we launched our first ETFs, were based on individual negotiations as these executive officers were leaving the perceived safety and relatively stable compensation opportunities at their prior employers, who were significantly larger and financially stronger than WisdomTree at the time, to come work for us. As such, we have entered into employment agreements with them which establish certain minimum amounts of cash compensation per year along with other benefits. On May 24, 2011, we amended and restated the employment agreements with our COO, CFO and CLO to, among other things, add and/or revise certain post-employment restrictive covenant provisions and make certain changes to the severance benefits, which are described in more detail below under “—Potential Payments Upon Termination or Change in Control.” A summary of the material terms and conditions of the employment agreements with our executive officers are discussed below.

Role of the Compensation Committee

The Compensation Committee, which is comprised entirely of independent directors, is responsible for the general oversight of our compensation policies and practices. The Compensation Committee also reviews the overall compensation structure and evaluates the overall performance of our executive officers as a team in order to determine that compensation is fair, reasonable, competitive and consistent with our compensation philosophies and objectives. The Compensation Committee does not engage any compensation consultants with respect to executive compensation. Rather, in reviewing compensation levels for our executive officers, the Compensation Committee considers their collective experiences and business judgment, knowledge of compensation trends of the industry in which we compete, the economic environment, our financial status and contributions our executive officers had made to our business—individually and as a team.

The Compensation Committee specifically evaluates the performance of our CEO. The Compensation Committee also discusses the overall performance and compensation for our CEO with members of our Board of Directors. The Compensation Committee presents to our Board of Directors information regarding executive compensation matters for all our executive officers for informational purposes.

The Compensation Committee administers and exercises the authority granted to it under our equity-based plans, reviews and makes recommendations to our Board of Directors with respect to directors’ compensation, and reviews and approves employment, severance, and change in control agreements as well as any other supplemental benefits provided to our executive officers. The Compensation Committee also works with our CLO to annually review and reassess the adequacy of its charter, proposing changes as necessary to our Board of Directors for approval.

Role of Management

Our executive officers play a critical and important role in setting or recommending compensation levels throughout our organization. Our CEO makes incentive compensation recommendations for the executive officers to the Compensation Committee. In considering the CEO’s recommendations, the Compensation Committee considers the factors discussed above to ensure that compensation is fair, reasonable, competitive and consistent with our compensation philosophies and objectives.

Our CFO and CLO work with our CEO and Chairman of our Compensation Committee to design and develop compensation programs applicable to all our employees, including recommending changes to existing compensation programs and operational performance targets, preparing analyses of Company financial, operational data or other Compensation Committee briefing materials, analyzing industry data, and, ultimately, implementing the decisions of the Compensation Committee.

Compensation Benchmarking

The Compensation Committee monitors relevant market and industry statistics on executive compensation to balance our need to compete for talent with our need to maintain a reasonable and responsible cost structure, as well as with the goal of aligning the interests of our executive officers with those of our stockholders. In making compensation decisions, the Compensation Committee reviews industry surveys by McLagan Partners, Inc., a compensation consulting firm for the financial services industry, which prepares annual comprehensive compensation surveys for the asset manager industry. These surveys consisted of consolidated average compensation information of publicly traded and private asset management firms. The Compensation Committee uses these industry surveys as a reasonable data point; however, they do not benchmark compensation of our executive officers to these surveys. Rather, they weigh more heavily on their business judgment and other compensation determination factors discussed above.

In the future, as we gain experience, our Compensation Committee may choose to retain the services of a compensation specialist from time to time in connection with the establishment of cash and equity compensation and related policies. While market data and reports from third-party consultants provide useful starting points for compensation decisions, our Compensation Committee will continue to ensure our compensation philosophies are maintained or evolved in light of current market trends or practices.

Components of Compensation

We have established the following components of compensation to satisfy our compensation objectives:

•	base salary;

•	annual incentive compensation;

•	long-term equity compensation;

•	benefit programs;

•	change in control benefits; and

•	severance benefits.

We believe these components provide competitive compensation packages recognizing and rewarding individual contributions; ensure that executive compensation is aligned with corporate strategies and business objectives; and promote the achievement of key strategic and operating performance measures.

Each of the elements of our executive compensation is discussed in detail below, including a description of the particular element and how it fits into our overall executive compensation. In addition, discussion of the amounts of compensation paid to our executive officers under each of these elements is presented in the manner that the Compensation Committee uses to evaluate compensation. We believe it is useful to present this information, and to share this perspective with our stockholders, in order to clarify how our Compensation Committee numerically evaluates total compensation. These tables supplement the “Summary Compensation Table” presented below, which is in the format required by the SEC.

Base Salary

We use base salary as a means of providing steady pay or a fixed source of compensation for our executive officers allowing them a degree of certainty in order to attract and retain them. Base salaries were originally established at the time the executives were hired, taking into consideration the position’s duties and level of responsibility, the executives’ prior experience and skills, expected contribution to our performance, our understanding of what executives at other similar companies were being paid at such time, our financial condition, and the judgment of our Compensation Committee based on their industry experience. We have entered into employment agreements that establish certain base salaries for our COO, CFO and CLO as part of their employment with us. On May 24, 2011, we amended and restated the employment agreements with our COO, CFO and CLO, but no changes were made to the base salaries provided to each of these executive officers. We have not entered into such an arrangement with our CEO or CIS. Our CEO’s salary was subjectively determined by our Compensation Committee and our CIS’s salary was adjusted in 2011 to bring him in parity with the other executive officers.

The table below reflects the changes in base salaries of our executive officers in 2011:

Executive Officer	2010 Base Salary	Raise	2011 Base Salary
Jonathan Steinberg	$450,000	—	$450,000
Bruce Lavine	$300,000	—	$300,000
Amit Muni	$300,000	—	$300,000
Luciano Siracusano	$250,000	$50,000	$300,000
Peter Ziemba	$300,000	—	$300,000

Annual Incentive Compensation

We have established an annual bonus program to reward our executive officers, as well as all our employees, for their individual performance as well as Company performance. Incentive compensation is intended to motivate executives to achieve company-wide operating and strategic objectives. We have entered into employment agreements with our COO, CFO and CLO that establish minimum annual cash incentive compensation of $200,000. On May 24, 2011, we amended and restated the employment agreements with our COO, CFO and CLO, but no changes were made to the annual incentive compensation provided to each of these executive officers. We believe this amount together with their base salary was necessary to obtain their employment and is adequate to retain and incentivize our executive officers to work at the highest level of their individual abilities and as a team to earn additional incentive compensation to meet our strategic and operating objectives.

Beginning with the 2008 performance year, we began awarding annual incentive compensation as 75% cash and 25% restricted stock which vests in one year. To determine the number of shares of restricted stock awarded as incentive compensation, we convert the dollar amount of the award into shares of restricted stock by using a 30-day volume weighted average price of our common stock. Any discretionary bonuses awarded to our COO, CFO and CLO above their established minimum amounts are also subject to this split. This was an informal guideline that the Compensation Committee approved. We may change this split in the future as we grow and gain more experience with our compensation practices.

For the 2011 performance year, our CEO recommended, and the Compensation Committee agreed and approved after deliberation, discretionary incentive compensation for our executive officers. In evaluating the recommended amounts, the Compensation Committee considered the following goals established at the beginning of the year and management’s progress in achieving those goals. The Compensation Committee noted that management had either achieved or made significant progress in achieving the stated goals in the year ended December 31, 2011.

Those goals and actual results are as follows:

GOAL	ACTUAL RESULTS

• Improvement in net ETF inflows from the prior year	• Net inflows improved 24% from $3.1 billion in 2010 to $3.9 billion in 2011.

• Increased market share of industry inflows from the prior year	• Market share increased from 2.7% in 2010 to 3.4% in 2011.

• Improvement in assets under management growth as compared to the ETF industry and other ETF sponsors	• Our assets under management increased 23% in 2011, the highest among the top 10 ETF sponsors.

• Continued diversification of product offering

•    We launched a second international fixed income ETF in 2011 and changed the investment objective of two ETFs to add additional products to our international fixed income category. We further diversified by launching two alternative strategy ETFs and re-purposed three additional ETFs to enhance their attractiveness to investors.

• Achievement of net income	• Achieved in the first quarter of 2011.

• Improvement in the price of the Company’s common stock in order to support an exchange listing	• Our common stock increased by 46%, the most of any publicly traded asset manager in 2011 and reached a level which supported an exchange listing.

The approved incentive compensation amounts were not formula-based but rather based on the subjective determination of our CEO, and approved by our Compensation Committee, taking into account the total compensation of each executive officer, each executive’s level of responsibility in achieving our goals, the competitive market for the executive’s position, and recognizing that the goals were achieved as a team with each executive officer contributing from his individual area of expertise and skill.

The incentive compensation granted to our executive officers for the 2010 and 2011 performance years is below:

Executive Officer	Total Incentive Compensation	Awarded As Cash	Awarded As Restricted Stock
Jonathan Steinberg
2011	$425,000	$318,750	$106,250
2010	$350,000	$262,500	$87,500

Bruce Lavine
2011	$465,625	$399,219	$66,406
2010	$400,000	$350,000	$50,000

Amit Muni
2011	$356,250	$317,188	$39,062
2010	$300,000	$275,000	$25,000

Luciano Siracusano
2011	$425,000	$318,750	$106,250
2010	$350,000	$262,500	$87,500

Peter Ziemba
2011	$356,250	$317,188	$39,062
2010	$300,000	$275,000	$25,000

Long-Term Equity Compensation

Because short-term performance does not by itself accurately reflect our overall performance nor the return realized by our stockholders, our employees are eligible to receive equity awards. We believe that providing equity ownership:

•	serves to align the interests of our employees with our stockholders by creating an ownership culture and a direct link between compensation and stockholder return;

•	creates a significant, long-term interest for our employees to contribute to our success;

•	aids in the retention of employees in a highly competitive market for talent; and

•	allows the executives to participate in our longer-term success through stock price appreciation.

Currently, our equity award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards take the form of stock options and restricted stock awards. Stock options typically require significant growth in stockholder value to generate long-term value to our executives which is in line with our performance-oriented culture. Restricted stock awards have intrinsic value which is important in retaining our executive talent. In addition, the vesting feature of our equity awards is intended to encourage the executive to remain with us for several years. We have not adopted any formal guidelines for allocating long-term compensation between stock options and restricted stock; however, the Compensation Committee subjectively ensures that the mix conforms to our overall philosophy and objectives.

In determining the size and mix of equity grants to our executives, our Compensation Committee used their collective experiences and business judgment and considered the executives’ level of responsibility, the executives’ ability to significantly influence our growth and profitability, the executives previous experience, and the amount of equity awarded to our other executives. Typically, larger awards have been made to the executive officers who have areas of responsibility and functions that are more likely to build long-term stockholder value, as determined by how directly linked their areas of responsibility are to our growth or those with longer experience in the respective areas of expertise.

Long-term equity awards have different vesting periods varying from two to seven years. We set the exercise price of all stock option grants prior to 2010 based on the closing price of our common stock on the grant date. In 2010, we changed our practice and set the exercise price of all stock option grants to equal the greater of (a) the thirty day volume weighted average price of our common stock or (b) the grant date volume weighted average price. Vesting and exercise rights cease shortly after termination of employment except in certain cases discussed further below. Unvested restricted stock awards carry voting rights and the right to receive dividends.

For the 2011 performance year, our CEO recommended, and our Compensation Committee agreed after deliberation, to grant long-term incentive awards to our CIS, CFO and CLO. The award for our CIS was subjectively determined by our CEO and COO and based primarily on the fact that practically all (96%) of his existing equity awards had vested and lost their retention characteristics. The award for our CFO and CLO was subjectively determined by our CEO and based on their outstanding performance during the year and contributions to achieving our corporate related goals. To enhance their retention aspects, the award for our CIS will vest equally over two years and the awards for our CFO and CLO will vest equally over four years. The amounts granted were as follows:

Executive Officer	Total Value of Long-Term Award	Awarded As Restricted Stock	Awarded As Options
Amit Muni
2011	$946,500	$946,500	—
2010	$958,500	$510,000	$448,500

Luciano Siracusano
2011	$946,500	$946,500	—
2010	—	—	—

Peter Ziemba
2011	$946,500	$946,500	—
2010	$510,000	$510,000	—

The dollar values above reflects the accounting date fair value in accordance with U.S. generally accepted accounting principles. The assumptions used by us in valuing equity awards are set forth in note 6 of the notes to our consolidated financial statements included elsewhere in this Report.

Total Compensation

The table below reflects the total compensation granted to our executive officers for the 2010 and 2011 performance years presented in a manner that the Compensation Committee used to evaluate total compensation:

Executive Officer	Base Salary	+	Annual Bonus	=	Annual Total Compensation	&	Long Term Equity Award
Jonathan Steinberg
2011	$450,000		$425,000		$875,000		—
2010	$450,000		$350,000		$800,000		—

Bruce Lavine
2011	$300,000		$465,625		$765,625		—
2010	$300,000		$400,000		$700,000		—

Amit Muni
2011	$300,000		$356,250		$656,250		$946,500
2010	$300,000		$300,000		$600,000		$958,500

Luciano Siracusano
2011	$300,000		$425,000		$725,000		$946,500
2010	$250,000		$350,000		$600,000		—

Peter Ziemba
2011	$300,000		$356,250		$656,250		$946,500
2010	$300,000		$300,000		$600,000		$510,000

Benefits and Perquisites

As stated in our compensation philosophy, our executive officers and Compensation Committee agree that perquisites should be rare and limited to those that are important to our employees’ ability to safely and effectively carry out their responsibilities. Our executive officers are entitled to participate in the various benefits made available to our employees, such as our 401(k) plan, group health plans, paid vacation and sick leave, basic life insurance and short-term and long-term disability benefits, and directors and officer’s liability insurance.

Our employee savings plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code. This plan permits employees to make contributions up to the statutory limit. We have the discretion to match employee contributions from our profits. We have not made any matches to employee contributions since we incurred net losses since we began our operations. We may make matching contributions in the future.

Severance and Change-in-Control Benefits

Pursuant to employment agreements we have entered into with our COO, CFO and CLO, which were amended and restated on May 24, 2011, each of them is entitled to specified benefits in the event of the involuntary termination of his employment without cause or the voluntary termination of his employment for good reason. These benefits include acceleration of unvested restricted stock and option awards and guaranteed minimum severance payments and benefits. In addition, upon a change in control that occurs during the executive’s employment or, in certain circumstances, within six or twelve months thereafter, involuntary termination without cause or voluntary termination for good reason, certain of the equity awards that have been granted to our named executive officers will accelerate and any stock options will become fully or partially vested and the conditions and restrictions on any restricted stock awards will be removed. We have provided more detailed information about these benefits, along with estimates of value under various circumstances, in the table below under “—Potential Payments Upon Termination or Change of Control.” Our goal in providing severance and change in control benefits is to offer certainty regarding the potential severance protection such that our executive officers will: (i) focus their attention and decision-making on the requirements of the business, and (ii) cooperate in negotiating any change in control in which they believe they may lose their jobs. We believe these benefits assist in maintaining a competitive position in terms of attracting and retaining key executives which is in the best interests of our stockholders.

Tax and Accounting Considerations

Currently, the accounting and tax treatment of particular forms of compensation do not materially affect our compensation decisions. However, in the future as we continue to gain experience with our compensation policies and grow our business, we will evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate. For example, Section 162(m) of the Code generally disallows a tax deduction to a publicly-traded company for certain compensation in excess of $1,000,000 paid in any taxable year to the chief executive officer and the four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We believe we will structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax-deductible to us. The Compensation Committee in its judgment may, however, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Amended and Restated Employment Agreements

On May 24, 2011, we amended and restated the employment agreements with our COO, CFO and CLO to, among other things, add and/or revise certain post-employment restrictive covenant provisions and make certain changes to the severance benefits, which are described in more detail below under “—Potential Payments Upon

Termination or Change in Control.” These amended and restated employment agreements did not effect any changes to the amount of the base salary, annual incentive compensation or equity awards to be provided to each of these executive officers.

Option Restructuring

In January 2009, our Compensation Committee and Board of Directors approved a proposal to provide eligible employees an opportunity to exercise their underwater stock options in the future at an alternative lower strike price. To obtain the full benefit of the alternative strike price, employees are required to remain with the Company for an additional four years. Under the program, eligible employees could exercise one quarter of their stock options each year at an alternative strike price of $1.07. The alternative strike price represented a 50% premium to our thirty day volume weighted-average price on the day the program was approved. Options prices on the program’s approval date ranged from $1.75 to $9.45 with a weighted-average exercise price of $4.34. The purpose of this proposal was to incentivize our employees and retain them as their existing option awards, in most cases, were out of or significantly out of the money. Our Compensation Committee and our Board of Directors deliberated and agreed that employees perceiving little value in their equity awards due to high strike prices as compared to the price of our common stock did not meet our compensation objectives or philosophy. Our Compensation Committee and our Board of Directors agreed that this proposal also benefited stockholders as no new additional awards were granted and this proposal replaced the need to grant additional long-term awards in the near future. Our Board of Directors did not participate in the program.

Risk Analysis of Compensation Policies and Programs

The Compensation Committee has reviewed our overall compensation policies and believes that these policies do not encourage excessive and unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on our Company. The design of the compensation policies and programs encourages employees to remain focused on both our short- and long-term goals. For example, while the cash bonus plan measures performance on an annual basis, the equity awards typically vest over a number of years, which we believe encourages employees to focus on sustained stock price appreciation, thus limiting the potential for excessive risk-taking.

Conclusion

After careful review and analysis, we believe that each element of compensation and the total compensation provided to each of our executive officers is reasonable and appropriate. Through the compensation arrangements described above, a portion of each executive’s compensation is contingent on our company-wide and their individual performance. Therefore, the realization of benefits by the executive is closely linked to our achievements and increases in stockholder value. We remain committed to our compensation philosophies and the Compensation Committee gives careful consideration to our executive compensation program, including each element of compensation for each executive. The Compensation Committee believes that our compensation program gives each executive appropriate incentive to contribute to our long-term performance and believes that our compensation structure and practices encourage management to work as a team in an entrepreneurial culture for outstanding stockholder returns, without taking unnecessary or excessive risks. The total compensation opportunities of our compensation packages will allow us to attract and retain talented executives who have helped and who will continue to help us grow as we look to the years ahead.

Summary Compensation Table

The following table sets forth certain information with respect to compensation earned during the years ended December 31, 2011 and 2010 by each named executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary			Bonus(1)		Stock Awards(2)		Option Awards(2)		Total
Jonathan Steinberg Chief Executive Officer	2011 2010	$ $	450,000 450,000		$ $	318,750 262,500	$ $	92,774 250,000		— —	$ $	861,524 962,500

Bruce Lavine President and Chief Operating Officer	2011 2010	$ $	300,000 300,000		$ $	399,219 350,000	$ $	53,015 50,000	$	— 100,500	$ $	752,234 800,500

Amit Muni Chief Financial Officer	2011 2010	$ $	300,000 294,792	(3)	$ $	317,188 275,000	$ $	536,505 50,000	$ $	448,500 134,000	$ $	1,602,193 753,792

Luciano Siracusano Chief Investment Strategist	2011 2010	$ $	300,000 245,833	(4)	$ $	318,750 262,500	$ $	92,774 62,501		— —	$ $	711,524 570,834

Peter Ziemba Chief Legal Officer	2011 2010	$ $	300,000 300,000		$ $	317,188 275,000	$ $	536,505 50,000	$	— 134,000	$ $	1,153,693 759,000

(1)	Amounts reflected for the year 2010 reflect bonuses earned in 2010 and paid in 2011, and amounts reflected for the year 2011 reflect bonuses earned in 2011 and paid in 2012.
(2)	Amounts reflect the aggregate accounting grant date fair value of awards to our named executive officers computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 718. The assumptions used by us in the valuation of the equity awards are set forth in note 6 of the notes to our annual consolidated financial statements included elsewhere in this annual report on Form 10-K.
(3)	Pursuant to the terms of Mr. Muni’s employment agreement, his base salary increased from $275,000 to $300,000 effective on March 16, 2010. The amount shown above reflects the pro rata application of that increase for the year ended December 31, 2010.
(4)	The Compensation Committee increased Mr. Siracusano’s base salary from $200,000 to $250,000 effective on February 1, 2010. The amount shown above reflects the pro rata application of that increase for the year ended December 31, 2010.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock awards granted to our named executive officers under our equity plans during the year ended December 31, 2011.

Grants of Plan-Based Awards Table for the 2011 Fiscal Year

Name	Grant Date	Option Awards: Number of Shares Underlying Options	Exercise or Base Price of Option Awards	Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option Awards(1)
Jonathan Steinberg	1/27/2011			18,191	$92,774
Bruce Lavine	1/27/2011			10,395	$53,015
Amit Muni	1/27/2011	150,000	$5.05	105,197	$985,005
Luciano Siracusano	1/27/2011			18,191	$92,774
Peter Ziemba	1/27/2011			105,197	$536,505

(1)	Amounts reflect the aggregate accounting grant date fair value of awards to our named executive officers computed in accordance with FASB Accounting Standard Codification Topic 718. The assumptions used by us in the valuation of the equity awards are set forth in note 6 of the notes to our annual consolidated financial statements included elsewhere in this Report

Outstanding Equity Awards at Fiscal Year End Awards

The following table sets forth certain information with respect to outstanding options and stock awards held by our named executive officers at December 31, 2011:

Outstanding Equity Awards at Fiscal Year-End 2011 Table

	Option Awards								Stock Awards
	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Grant Date	Option Expiration Date(1)		Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(2)
	Exercisable		Unexercisable
Jonathan Steinberg	3,604,292		—	—	$0.05	4/3/02	4/2/12	(3)
	3,000,000		—	—	$0.03	3/17/04	3/16/14	(4)
	835,000		—	—	$0.16	11/10/04	11/9/14	(5)
	875,000		875,000	—	$0.70	1/26/09	1/25/19	(6)
									1/27/11	18,191	$110,056	(13)

Bruce Lavine	150,000		450,000	—	$0.70	1/26/09	1/25/19	(7)
	—		75,000	—	$2.25	1/28/10	1/27/20	(8)
									1/26/09	450,000	$2,722,500	(14)
									1/27/11	10,395	$62,890	(13)

Amit Muni	150,000	(9)	150,000	—	$1.07	1/16/08	1/15/18	(9)
	—		100,000	—	$2.25	1/28/10	1/27/20	(8)
	—		150,000	—	$5.05	1/27/11	1/26/21	(10)
									1/27/11	5,197	$31,442	(13)
									1/27/11	100,000	$605,000	(15)

Luciano Siracusano	2,143		—	—	$0.07	11/6/02	11/5/12	(11)
	156,163		—	—	$0.10	7/30/03	7/29/13	(6)
	750,000		—	—	$0.03	3/17/04	3/16/14	(4)
	336,953		—	—	$0.16	11/10/04	11/9/14	(6)
	100,000		100,000	—	$0.70	1/26/09	1/25/19	(6)
									1/27/11	18,191	$110,056	(13)

Peter Ziemba	400,000	(12)	400,000	—	$1.07	4/23/07	4/22/17	(12)
	—		100,000	—	$2.25	1/28/10	1/27/20	(8)
									1/27/11	5,197	$31,442	(13)
									1/27/11	100,000	$605,000	(15)

(1)	The expiration date for all options is the date that is ten years after the grant date. See “—Potential Payments Upon Termination or Change of Control” for a description of the acceleration provisions upon termination or change of control.
(2)	The market value of such holdings is based on the closing price of $6.05 per share of our common stock as reported on December 30, 2011.
(3)	These options vest semi-monthly for 8.5 months from the date of grant, subject to continued employment.
(4)	50% of these options vest at a rate of 25% of the shares of common stock underlying the option each year starting one year from the date of grant, subject to continued employment. The remaining 50% vested upon the Company achieving net income of at least $1.00 in two consecutive quarters.
(5)	These options vested 50% on the grant date and 50% one year from the date of grant, subject to continued employment.
(6)	These options vest at a rate of 25% of the shares of common stock underlying the option each year starting one year from the date of grant, subject to continued employment.
(7)	These options vest at a rate of 25% of the shares of common stock underlying the option each year starting two years from the date of grant, subject to continued employment.

(8)	These options vest 100% on February 15, 2012, subject to continued employment.
(9)	These options vest at a rate of 25% of the shares of common stock underlying the option each year starting one year from date of grant. The exercise price of these options was initially $2.72. On January 26, 2009, our Board of Directors modified these options. As modified, the exercise price of these options is now $1.07 and the new vesting schedule begins as of the date of modification. As a result, in addition to the 150,000 options shown in the table above that are currently exercisable at $1.07 under the modified vesting schedule, Mr. Muni has the right to exercise options to purchase an additional 75,000 shares of common stock at $2.72 under the initial vesting schedule. For more information see “Compensation Discussion and Analysis—Option Restructuring” above.
(10)	These options vest at a rate of 25% of the shares of common stock underlying the option each year starting three years from the date of grant, subject to continued employment.
(11)	These options vest at a rate of 33.3% of the shares of common stock underlying the option each year from the date of grant, subject to continued employment.
(12)	These options vest at a rate of 25% of the shares of common stock underlying the option each year starting one year from date of grant. The exercise price of these options was initially $6.35. On January 26, 2009, our Board of Directors modified these options. As modified, the exercise price of these options is now $1.07 and the new vesting schedule begins as of the date of modification. As a result, in addition to the options to purchase 400,000 shares of common stock shown in the table above that are currently exercisable at $1.07 under the modified vesting schedule, Mr. Ziemba has the right to exercise options to purchase an additional 400,000 shares of common stock at $6.35 under the initial vesting schedule. For more information see “Compensation Discussion and Analysis—Option Restructuring” above.
(13)	These shares of restricted stock vest 100% after one year, subject to continued employment.
(14)	These shares of restricted stock vest at a rate of 25% each year starting two years from the date of grant, subject to continued employment.
(15)	These shares of restricted stock vest at a rate of 25% each year starting one year from the date of grant, subject to continued employment.

Option Exercises and Stock Vested

The following table sets forth, for each named executive officer, the value of all share-based incentive plan awards vested during the year ended December 31, 2011:

Option Exercises and Stock Vested Table for the 2011 Fiscal Year

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Jonathan Steinberg	—	—	111,111	$557,777
Bruce Lavine	—	—	172,222	$889,054
Amit Muni	—	—	122,222	$685,554
Luciano Siracusano	—	—	27,778	$139,446
Peter Ziemba	—	—	72,222	$433,554

(1)	Based on the volume weighted average price per share of our common stock on the date on which restricted stock awards vested and were settled.

Employment Agreements

Bruce Lavine

We have entered into an employment agreement with our President and Chief Operating Officer, Bruce Lavine. The agreement is for an indefinite term, and Mr. Lavine’s employment is on an “at will” basis. Mr. Lavine’s agreement provides for a base salary of $300,000. The agreement entitles Mr. Lavine to a guaranteed minimum annual bonus of $200,000. Mr. Lavine, however, is subject to a restrictive covenant that prohibits him from working for a competitor for a one-year period after he gives the Company notice of his voluntary termination of employment or if his employment is terminated for cause. The agreement also entitles Mr. Lavine to participate in any annual incentive plan established by our Board of Directors or our Compensation Committee and to participate in standard company benefit plans. The agreement also contains employee confidentiality and assignment of inventions provisions. Mr. Lavine is entitled to certain benefits in the event of the involuntary termination of his employment without cause or the voluntary termination of his employment for good reason. Under these circumstances, we will pay Mr. Lavine, in addition to all accrued but unpaid base salary and guaranteed minimum annual bonus and any discretionary bonus that has been awarded but not yet paid, a severance amount equal to the sum of one-year’s base salary and guaranteed minimum bonus and a pro rated guaranteed minimum bonus for the year in which the termination occurs, subject to certain adjustments in the event Mr. Lavine has provided notice of his intent to resign. Mr. Lavine may also elect to have us pay for COBRA insurance coverage for a one-year period following his termination.

Amit Muni

We have entered into an employment agreement with our Chief Financial Officer, Amit Muni. The agreement is for an indefinite term, and Mr. Muni’s employment is on an “at will” basis. Mr. Muni’s agreement called for a base salary of $300,000 on March 17, 2010, which increased from $275,000 on March 17, 2009. The agreement entitles Mr. Muni to a guaranteed minimum annual bonus of $200,000. The agreement also entitles Mr. Muni to participate in any annual incentive plan established by our Board of Directors or our Compensation Committee and to participate in standard company benefit plans. The agreement also contains employee confidentiality and assignment of inventions provisions. Mr. Muni is entitled to certain benefits in the event of the involuntary termination of his employment without cause or the voluntary termination of his employment for good reason. Under these circumstances, we will pay Mr. Muni, in addition to all accrued but unpaid base salary and guaranteed minimum annual bonus and any discretionary bonus that has been awarded but not yet paid, a severance amount equal to the sum of one-year’s base salary and guaranteed minimum bonus and a prorated guaranteed minimum bonus for the year in which the termination occurs. Mr. Muni may also elect to have us pay for COBRA insurance coverage for a one-year period following his termination.

Peter Ziemba

We have entered into an employment agreement with our Chief Legal Officer, Peter Ziemba. The agreement is for an indefinite term, and Mr. Ziemba’s employment is on an “at will” basis. Mr. Ziemba’s agreement provides for a base salary of $300,000. The agreement entitles Mr. Ziemba to a guaranteed minimum annual bonus of $200,000. The agreement also entitles Mr. Ziemba to participate in any annual incentive plan established by our Board of Directors or our Compensation Committee and to participate in standard company benefit plans. The agreement also contains employee confidentiality, assignment of inventions and non-solicitation of employee provisions. Mr. Ziemba is entitled to certain benefits in the event of the involuntary termination of his employment without cause or the voluntary termination of his employment for good reason. Under these circumstances, we will pay Mr. Ziemba, in addition to all accrued but unpaid base salary and guaranteed minimum annual bonus and any discretionary bonus that has been awarded but not yet paid, a severance amount equal to the sum of one-year’s base salary and guaranteed bonus and a pro rated guaranteed minimum bonus for the year in which the termination occurs. Mr. Ziemba may also elect to have us pay for COBRA insurance coverage for a one-year period following his termination.

Potential Payments Upon Termination or Change of Control

Certain of our named executive officers are entitled to additional compensation in the event of the involuntary termination of their employment without cause, the voluntary termination of their employment for good reason or a change in control. This section is intended to discuss these post-employment payments, assuming the termination from employment or change in control, as the case may be, occurs on December 30, 2011, the last business day of the 2011 fiscal year, on the terms currently in effect between the named executive officers and us. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed in this section, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event and our stock price. None of our named executive officers are entitled to any compensation in the event of a voluntary termination without good reason or an involuntary termination for cause.

	Involuntary Termination Without Cause	Voluntary Termination for Good Reason	Change in Control
Jonathan Steinberg
Severance Arrangements	—	—	—
Acceleration of Stock Options(2)	—	—	$4,681,250
Acceleration of Restricted Stock(3)	$110,056	—	—

Total	$110,056	—	$4,681,250

Bruce Lavine
Severance Arrangements(1)	$721,220	$721,220	—
Acceleration of Stock Options(2)	$1,087,500	$1,087,500	$2,692,500
Acceleration of Restricted Stock(3)	$970,390	$970,390	$2,722,500

Total	$2,779,110	$2,779,110	$5,415,000

Amit Muni
Severance Arrangements(1)	$721,220	$721,220	—
Acceleration of Stock Options(2)	$1,003,250	$1,003,250	$1,277,000
Acceleration of Restricted Stock(3)	$182,692	$182,692	$605,000

Total	$1,907,162	$1,907,162	$1,882,000

Luciano Siracusano
Severance Arrangements	—	—	—
Acceleration of Stock Options(2)	—	—	$535,000
Acceleration of Restricted Stock(3)	$110,056	—	—

Total	$110,056	—	$535,000

Peter Ziemba
Severance Arrangements(1)	$721,220	$721,220	—
Acceleration of Stock Options(2)	$1,376,000	$1,376,000	$2,372,000
Acceleration of Restricted Stock(3)	$182,692	$182,692	$605,000

Total	$2,279,912	$2,279,922	$2,977,000

(1)	As described below, severance payments include an amount equal to the sum of one-year’s base salary and guaranteed bonus as well as the value of COBRA benefits for twelve months. In addition, the severance amount will include a pro-rated portion of the minimum guaranteed bonus for the year in which the termination occurred.
(2)	Represents the dollar value of unvested options calculated using the difference between $6.05, the closing price of the company’s stock as of December 30, 2011, and the option strike price.
(3)	Represents the dollar value of restricted stock using $6.05, the closing price of the company’s stock as of December 30, 2011.

Severance Arrangements

Pursuant to the terms of their employment agreements, each of Messrs. Lavine, Muni and Ziemba is entitled to certain benefits in the event of the involuntary termination of his employment without “cause” (as defined in the applicable agreement) or the voluntary termination of his employment for “good reason” (as defined in the applicable agreement). Under these circumstances, we will pay each of Messrs. Lavine, Muni and Ziemba, in addition to all accrued but unpaid base salary guaranteed minimum annual bonus and any discretionary bonus that has been awarded but not yet paid, an amount equal to the sum of one-year’s base salary and guaranteed minimum bonus and a pro-rated guaranteed minimum bonus amount. Each of Messrs. Lavine, Muni and Ziemba may also elect to have us pay for COBRA insurance coverage for a one-year period following his termination, provided that Mr. Lavine’s severance amount and COBRA payments will be reduced by 50% if the involuntary termination occurs after he has provided notice of his intent to resign. Assuming termination of employment had occurred on December 30, 2011, the last business day of the fiscal year, Messrs. Lavine, Muni and Ziemba would have each received incremental values of $721,220 as a result of the provisions of these employment agreements. Messrs. Steinberg and Siracusano are not party to employment agreements.

Acceleration of Options

Certain of the stock options we have granted to Messrs. Lavine, Muni, Siracusano, Steinberg and Ziemba provide that, upon a change of control (as defined in the applicable agreement) each such stock option will fully vest. As a result, assuming the change of control had occurred on December 30, 2011, the last business day of the fiscal year, Messrs. Lavine, Muni, Siracusano, Steinberg and Ziemba would have received incremental values of $2,692,500, $1,277,000, $535,000, $4,681,250 and $2,372,000, respectively.

In addition, certain of the stock options we have granted to each of Messrs. Lavine, Muni and Ziemba provide that in the event of the involuntary termination of his employment without “cause” (as defined in the applicable agreement) or the voluntary termination of his employment for “good reason” (as defined in the applicable agreement), the portion of such stock option that would have otherwise vested during the one year period immediately following the date of termination will vest. As a result, assuming the date of termination was on December 30, 2011, the last business day of the fiscal year, Messrs. Lavine, Muni and Ziemba would have received incremental values of $1,087,500, $1,003,250 and $1,376,000, respectively.

Acceleration of Restricted Stock

Certain of the restricted stock awards we have granted to each of Messrs. Lavine, Muni and Ziemba provide that, upon a change of control (as defined in the applicable agreement), the conditions and restrictions on any restricted stock award will be removed. As a result, assuming the change of control had occurred on December 30, 2011, the last business day of the fiscal year, Messrs. Lavine, Muni and Ziemba would have received incremental values of $2,722,500, $605,000 and $605,000, respectively.

Certain of the restricted stock awards we have granted to each of Messrs. Lavine, Muni and Ziemba provide that, upon the involuntary termination of his employment without “cause” (as defined in the applicable agreement) or the voluntary termination of his employment for “good reason” (as defined in the applicable agreement), the conditions and restrictions on any restricted stock award that would have been removed within the twelve month period that immediately follows the date of termination will be removed. As a result, assuming such termination occurred on December 30, 2011, the last business day of the fiscal year, Messrs. Lavine, Muni and Ziemba would have received incremental values of $970,390, $182,692 and $182,692, respectively.

In addition, certain of the restricted stock awards we have granted to each of Messrs. Siracusano and Steinberg provide that, upon the involuntary termination of his employment without “cause” (as defined in the applicable agreement), the conditions and restrictions on any restricted stock award will be removed. As a result, assuming such termination occurred on December 30, 2011, the last business day of the fiscal year, Messrs. Siracusano and Steinberg would have received incremental values of $110,056 and $110,056, respectively.

Compensation of Directors

The Board of Directors has determined that each of our non-employee directors that does not hold his membership on the Board of Directors pursuant to a contractual right granted to investors in one or more of our private placements (see “Directors, Executive Officers and Corporate Governance –Board Composition”) is entitled to receive compensation for service as a director. At December 31, 2011, three directors were qualified to receive compensation under this program: Messrs. Begleiter, Lilien and Salerno. However, in connection with his appointment to our Board of Directors in January 2001, Mr. Begleiter waived his right to receive compensation for three years. Under this compensation program these qualifying directors receive a grant of equity valued at $300,000 on the date of grant based on the volume weighted average price of our common stock over the 30 trading days immediately prior to the grant date. This award vests over three years on the first three anniversaries of the date of grant.

In addition, each of these directors receives the following annual retainers:

•	$30,000 for board service;

•	$10,000 additional for service on either the Audit Committee or the Compensation Committee;

•	$5,000 additional for service on the Nominating Committee;

•	$10,000 additional for chairmanship of either the Audit Committee or the Compensation Committee;

•	$40,000 additional for Independent Lead Director.

All of our directors are reimbursed for out-of-pocket expenses for attending meetings. Our directors also participate in the insurance and indemnification arrangements described below.

The following table describes director compensation for non-management directors for the year ended December 31, 2011. Messrs Salerno and Lilien were the only directors to receive compensation in the year ended December 31, 2011. Directors who are also officers of WisdomTree are not entitled to any compensation for their services as a director.

Director Compensation Table for the 2011 Fiscal Year

Name	Fees Earned or Paid in Cash	Fair Value Grant of Restricted Stock	Total
Frank Salerno	$110,000	$319,131	$429,131
R. Jarrett Lilien	$55,000	$319,131	$374,131

Limitation of Liability and Indemnification Arrangements

As permitted by the Delaware General Corporation Law, or the DGCL, our amended and restated certificate of incorporation and amended and restated by-laws limit or eliminate the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

•	any transaction from which the director derived an improper personal benefit.

These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our amended and restated by-laws provide that:

•	we will indemnify our directors, officers and, in the discretion of our Board of Directors, certain employees to the fullest extent permitted by the DGCL; and

•

advance expenses, including attorneys’ fees, to our directors and, in the discretion of our Board of Directors, to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.

We have also entered into indemnification agreements with each of our executive officers and directors. These agreements provide that we will indemnify each of our directors to the fullest extent permitted by the DGCL and advance expenses to each indemnitee in connection with any proceeding in which indemnification is available.

We also maintain general liability insurance to provide insurance coverage to our directors and officers for losses arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act of 1933, as amended, or the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

These provisions may discourage stockholders from bringing a lawsuit against our directors in the future for any breach of their fiduciary duty. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors, officers and certain employees pursuant to these indemnification provisions. We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 15, 2012 (except as otherwise indicated) by:

•

each person (including any “group” of persons as that term is used in Section 13d-3 of the Exchange Act) we know to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Except as otherwise indicated in the footnotes to the following table, we believe, based on the information provided to us, that the persons named in the following table have sole vesting and investment power with respect to the shares they beneficially own, subject to applicable community property laws. Unless otherwise indicated, based on the information supplied to us by or on behalf of the selling stockholders, no selling stockholder is a broker-dealer or an affiliate of a broker-dealer. Unless otherwise noted, the business address of each of the persons and entities that beneficially own 5% or more of the outstanding shares of common stock is c/o WisdomTree Investments, Inc., 380 Madison Avenue, 21st Floor, New York, N.Y. 10017. We have based our calculation of the percentage of beneficial ownership on 123,128,388 shares of our common stock outstanding as of March 15, 2012, including shares of restricted stock issued to our employees but not yet vested.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares the person has the right to acquire within 60 days of the date above, including through the exercise of any option, warrant or other right or conversion of any security. The shares that a stockholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other stockholder.

	Number	Percentage
Named Executive Officers and Directors
Jonathan L. Steinberg(1)	9,064,243	7.1%
Bruce I. Lavine(2)	1,344,896	1.1
Amit Muni(3)	903,279	0.7
Luciano Siracusano, III(4)	1,371,813	1.1
Peter M. Ziemba(5)	1,599,390	1.3
Michael Steinhardt(6)	31,655,362	25.5
Steven L. Begleiter(7)	—	—
Anthony Bossone	400,000	0.3
R. Jarrett Lilien(8)	468,633	0.4
James D. Robinson, IV(9)	18,212823	14.8
Frank Salerno(10)	920,273	0.7
All directors and executive officers as a group (11 persons)(11)	65,941,712	49.8
Other 5% or Greater Stockholders
Entities Affiliated with RRE Ventures, LLC(12)	18,212,823	14.8
Flexpoint Fund, L.P.(13)	8,000,000	6.5

(1)	Includes (i) 798 shares of common stock owned by Mr. Steinberg’s spouse with whom he may be deemed to share voting power; (ii) 16,889 shares of common stock held in a joint account with Mr. Steinberg’s spouse with whom he shares voting power; (iii) 17,276 shares of restricted stock that do not within 60 days of March 15, 2012 and are not transferable by Mr. Steinberg until they vest, but over which he exercises voting control; and (iv) 5,147,500 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from March 15, 2012. Excludes an aggregate of 437,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of March 15, 2012.
(2)	Includes 310,797 shares of restricted stock that do not vest within 60 days of March 15, 2012 and are not transferable by Mr. Lavine until they vest, but over which he exercises voting power; and 375,000 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from March 15, 2012. Excludes an aggregate of 300,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of March 15, 2012.
(3)	Includes (i) 205,261 shares of common stock held in a joint account with Mr. Muni’s spouse with whom he shares voting and dispositive power; (ii) 231,351 shares of restricted stock that do not vest within 60 days of March 15, 2012 and are not transferable by Mr. Muni until they vest, but over which he exercises voting power; and (iii) 400,000 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from March 15, 2012. Excludes an aggregate of 150,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of March 15, 2012.

(4)	Includes (i) 167,276 shares of restricted stock that do not vest within 60 days of March 15, 2012 and are not transferable by Mr. Siracusano until they vest, but over which he exercises voting control; and (ii) 1,095,259 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from March 15, 2012. Excludes an aggregate of 50,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of March 15, 2012.
(5)	Includes (i) 231,351 shares of restricted stock that do not vest within 60 days of March 15, 2012 and are not transferable by Mr. Ziemba until they vests, but over which he exercises voting control; (ii) 700,000 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from March 15, 2012; and (iii) 9,600 shares of common stock owned by Mr. Ziemba’s adult son, over which Mr. Ziemba possesses shared voting and dispositive power.
(6)	Includes 835,000 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from March 15, 2012.
(7)	Mr. Begleiter serves as a Managing Principal of Flexpoint Ford, LLC, an affiliate of Flexpoint Fund, L.P. However, Mr. Begleiter does not have voting or dispositive power over the 10,000,000 shares of common stock held by Flexpoint Fund, L.P., a private investment fund (See note 13 below).
(8)	Includes (i) 40,705 shares of restricted stock that do not vest within 60 days of March 15, 2012 and are not transferable by Mr. Lilien until they vest, but over which he exercises voting power; and (ii) 121,261 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from March 15, 2012, all of which shares and options are held by Bendigo Ventures, a sole proprietorship over which Mr. Lilien holds voting and dispositive power.
(9)	Includes 16,123,447 shares of common stock held by RRE Ventures III-A, L.P., 1,347,385 shares of common stock held by RRE Ventures Fund III, L.P., and 741,991 shares of common stock held by RRE Ventures III, L.P. (collectively the “RRE Entities”). The general partner of each of the RRE Entities is RRE Ventures GP III, LLC. The general partners of RRE Ventures GP III, LLC are James D. Robinson III, James D. Robinson IV, Stuart J. Ellman and Andrew L. Zalasin and they share voting and dispositive power over these shares. The business address of Mr. Robinson is 130 East 59th Street, New York, NY 10022. Mr. Robinson disclaims beneficial ownership of the shares held by the RRE Entities except to the extent of his pecuniary interest in the shares.
(10)	Includes (i) 34,884 shares of common stock held in a joint account with Mr. Salerno’s spouse with whom he shares voting and dispositive power, (ii) 210,258 shares of common stock held by Hillcrest Financial, LLC, a limited liability company of which Mr. Salerno and his spouse are the managing members and with whom Mr. Salerno shares voting and dispositive power, (iii) 40,705 shares of restricted stock that do not vest within 60 days of March 15, 2012 and are not transferable by Mr. Salerno until they vest, but over which he exercises voting power; and (iv) 634,426 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from March 15, 2012.
(11)	Includes an aggregate of 9,348,446 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 15, 2012 held by the named executive officers and directors included in this group.
(12)	Includes 16,123,447 shares of common stock held by RRE Ventures III-A, L.P., 1,347,385 shares of common stock held by RRE Ventures Fund III, L.P., and 741,991 shares of common stock held by RRE Ventures III, L.P. (collectively the “RRE Entities”). The general partner of each of the RRE Entities is RRE Ventures GP III, LLC. The general partners of RRE Ventures GP III, LLC are James D. Robinson III, James D. Robinson IV, Stuart J. Ellman and Andrew L. Zalasin and they share voting and dispositive power over these shares. The business address of the RRE Entities is 130 East 59th Street, New York, NY 10022.
(13)	The business address of Flexpoint Fund, L.P. is 676 N. Michigan Avenue, Suite 3300, Chicago, Il 60611.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors or executive officers or holders of more than 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or material interest other than the transactions described below.

Stockholders Agreement

We are a party to an Amended and Restated Stockholder’s Agreement, dated December 21, 2006, among Michael Steinhardt, the RRE Entities, James E. Manley and Jonathan Steinberg. Under this agreement, Messrs. Steinhardt and Steinberg and the RRE Entities agreed to vote their shares for a director nominee of Mr. Manley as long as Mr. Manley holds no fewer than 2,050,000 shares of our common stock. We are informed that Mr. Manley no longer beneficially owns at least 2,050,000 shares and accordingly, the parties are no longer obligated to vote their common shares for a director nominee designated by Mr. Manley.

Mr. Steinhardt and the RRE Entities also agreed to give each other and Mr. Manley the opportunity to sell a proportionate share of his common stock if either of them were to sell more than 1 million of their shares in a private transaction. This obligation, known as a “tag-along” right, terminates on July 26, 2012, which is one year after our common stock was listed on the NASDAQ Global Market, pursuant to the terms of the agreement. Furthermore, Mr. Steinberg agreed to give Mr. Steinhardt and the RRE Entities a right-of-first refusal to purchase any shares he intends to sell if he were to sell any of his shares in a private transaction.

Family Relationship

Jeremy Rayne Steinberg, the stepbrother of Jonathan Steinberg, our CEO, was employed by our Company as eCommerce Manager until September 2011. In 2011 he was paid $134,552 in cash compensation as salary and bonus related to his employment. In addition, as an employee he received a restricted stock award of 3,378 shares in January 2011 that represented 25% of the value of the discretionary bonus awarded to him for the prior year. This restricted stock award was scheduled to vest in one year, but was forfeited upon the termination of his employment in September 2011.

Procedures for Approval of Related Person Transactions

In accordance with its written charter, our Audit Committee conducts an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, and the approval of our Audit Committee is required for all related party transactions. The term “related person transaction” refers to any transaction required to be disclosed by us pursuant to Item 404 of Regulation S-K (or any successor provision) promulgated by the SEC, except that “related party transactions” do not include compensation or employment arrangements that we disclose in our proxy statement (or, if the related person is an executive officer, that we would disclose if such person was a named executive officer).

Director Independence

See Part III, Item 10. Directors, Executive Officers and Corporate Governance—“Board Independence” under the section “Management” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP during the years ended December 31, 2010 and 2011 (in thousands):

	2011	2010
Audit Fees	$264	$135
Audit-Related Fees	$300	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$564	$135

Part IV

ITEM 15.	EXHIBITS; FINANCIAL STATEMENT SCHEDULES

(a). The following are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included beginning on page F-1.

2.	Financial Statement Schedules: None.

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b). Exhibits: The attached list of exhibits in the “Exhibit Index” immediately preceding the exhibits to this annual report is incorporated herein by reference in response to this item.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE INVESTMENTS, INC.

	By:	/s/ JONATHAN L. STEINBERG
Jonathan L. Steinberg
March 29, 2012		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 29th day of March, 2012.

Signature	Title

/s/ JONATHAN L. STEINBERG Jonathan L. Steinberg	Chief Executive Officer and Director (Principal Executive Officer)

/s/ AMIT MUNI Amit Muni	Executive Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BRUCE I. LAVINE Bruce I. Lavine	President, Chief Operating Officer and Director

/s/ MICHAEL STEINHARDT Michael Steinhardt	Non-Executive Chairman of the Board

/s/ STEVEN L. BEGLEITER Steven L. Begleiter	Director

/s/ ANTHONY BOSSONE Anthony Bossone	Director

/s/ R. JARRETT LILIEN R. Jarrett Lilien	Director

/s/ JAMES D. ROBINSON, IV James D. Robinson, IV	Director

/s/ FRANK SALERNO Frank Salerno	Director

WISDOMTREE INVESTMENTS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

    WisdomTree Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WisdomTree Investments, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY

March 29, 2012

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$25,630	$14,233
Investments	—	1,295
Accounts receivable	5,625	4,825
Other current assets	1,601	642

Total current assets	32,856	20,995
Fixed assets, net	597	756
Investments	9,056	7,300
Other noncurrent assets	58	91

Total assets	$42,567	$29,142

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$10,035	$5,714
Compensation and benefits payable	4,168	3,638
Accounts payable and other liabilities	2,360	2,263

Total current liabilities	16,563	11,615
Other noncurrent liabilities	151	292

Total liabilities	16,714	11,907

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 116,703 and 115,291; outstanding: 115,392 and 113,132	1,167	1,152
Additional paid-in capital	163,747	158,236
Accumulated deficit	(139,061)	(142,153)

Total stockholders’ equity	25,853	17,235

Total liabilities and stockholders’ equity	$42,567	$29,142

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
ETF advisory fees	$64,366	$40,567	$20,812
Other income	794	1,045	1,283

Total revenues	65,160	41,612	22,095
Expenses:
Compensation and benefits	19,634	19,193	18,943
Fund management and administration	19,882	14,286	13,387
Marketing and advertising	4,475	3,721	2,762
Sales and business development	3,603	2,730	2,495
Professional and consulting fees	5,186	3,779	1,780
Occupancy, communication, and equipment	1,127	1,118	1,087
Depreciation and amortization	267	314	360
Third party sharing arrangements	5,651	2,296	89
Other	2,243	1,724	2,420

Total expenses	62,068	49,161	43,323

Income/(loss) before provision for income taxes	3,092	(7,549)	(21,228)
Provision for income taxes	—	—	—

Net income/(loss)	$3,092	$(7,549)	$(21,228)

Net income/(loss) per share—basic	$0.03	$(0.07)	$(0.21)

Net income/(loss) per share—diluted	$0.02	$(0.07)	$(0.21)

Weighted-average common shares—basic	114,132	111,981	103,397

Weighted-average common shares—diluted	135,539	111,981	103,397

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—January 1, 2009	105,244	$1,052	$134,383	$(3)	$(113,376)	$22,056
Net proceeds from sale of common stock	6,667	67	4,921	—	—	4,988
Restricted stock issued, net	1,906	19	(19)	—	—	—
Exercise of warrants	194	2	(2)	—	—	—
Stock issued for services	524	5	1,013	—	—	1,018
Net unrealized gain on investments	—	—	—	3	—	3
Stock-based compensation	—	—	9,191	—	—	9,191
Net loss	—	—	—	—	(21,228)	(21,228)

Balance—December 31, 2009	114,535	1,145	149,487	—	(134,604)	16,028
Restricted stock issued, net	501	5	(5)	—	—	—
Exercise of stock options, net	235	2	(1)	—	—	1
Stock issued for services	20	—	29	—	—	29
Stock-based compensation	—	—	8,726	—	—	8,726
Net loss	—	—	—	—	(7,549)	(7,549)

Balance—December 31, 2010	115,291	1,152	158,236	—	(142,153)	17,235
Restricted stock issued, net	535	5	(5)	—	—	—
Shares repurchased	(386)	(3)	(2,150)	—	—	(2,153)
Exercise of stock options, net	1,243	13	525	—	—	538
Stock issued for services	20	—	127	—	—	127
Stock-based compensation	—	—	7,014	—	—	7,014
Net income	—	—	—	—	3,092	3,092

Balance—December 31, 2011	116,703	$1,167	$163,747	$—	$(139,061)	$25,853

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income/(loss)	$3,092	$(7,549)	$(21,228)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization and other	267	314	583
Stock-based compensation	7,141	8,755	10,209
Deferred rent	(154)	(105)	(185)
Accretion to interest income and other	135	4	(68)
(Increase)/decrease in operating assets and liabilities:
Accounts receivable	(800)	(1,941)	(1,354)
Other assets	(950)	313	(45)
Fund management and administration payable	4,321	659	(3,911)
Compensation and benefits payable	530	1,051	575
Accounts payable and other liabilities	110	627	397

Net cash provided by/(used in) operating activities	13,692	2,128	(15,027)
Cash flows from investing activities:
Purchase of fixed assets	(108)	(93)	(295)
Purchase of investments	(8,114)	(6,935)	(7,290)
Proceeds from the redemption of investments	7,542	7,656	15,825

Net cash (used in)/provided by investing activities	(680)	628	8,240
Cash flows from financing activities:
Shares repurchased	(2,153)	—	—
Net proceeds from sale of common stock	—	—	4,988
Proceeds from exercise of stock options and warrants	538	1	—

Net cash (used in)/provided by financing activities	(1,615)	1	4,988

Net increase/(decrease) in cash and cash equivalents	11,397	2,757	(1,799)
Cash and cash equivalents—beginning of year	14,233	11,476	13,275

Cash and cash equivalents—end of year	$25,630	$14,233	$11,476

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13	$11	$3

Noncash investing and financing activities:
Cash less exercise of stock options and warrants	$391	$517	$81

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc. (“WisdomTree” or the “Company”) is a New York-based exchange-traded fund sponsor and asset manager. The Company is the eighth largest sponsor of ETFs in the United States based on assets under management (“AUM”). In June 2006, the Company launched 20 ETFs and, as of December 31, 2011, had 47 ETFs with AUM of $12.2 billion. Through its operating subsidiary, the Company provides investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree ETFs. The Company also licenses its indexes to third parties and promotes the use of WisdomTree ETFs in 401(k) plans. The Company has the following subsidiaries:

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

•	WisdomTree Retirement Services, Inc. (“WTRS”)—a wholly owned subsidiary formed in August 2007, markets with selected third parties the use of WisdomTree ETFs in 401(k) plans.

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

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial condition, results of operations, and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries WTAM and WTRS. All intercompany accounts and transactions have been eliminated in consolidation. Certain accounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s consolidated financial statements presentation. These reclassifications had no effect on the previously reported net losses.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customers’ obligations due under normal trade terms. An allowance for doubtful accounts is not provided since, in the opinion of management, all accounts receivable recorded are deemed collectible.

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

Earnings/(Loss) per Share

Basic earnings or loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the calculation of diluted earnings per share in the year ended December 31, 2011 but not included in the computation of diluted loss per share for the years ended December 31, 2010 and 2009, as the Company incurred losses during those years.

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

Subsequent Events

The Company has evaluated subsequent events after the date of the consolidated financial statements to consider whether or not the impact of such events needed to be reflected or disclosed in the consolidated financial statements. Such evaluation was performed through the issuance date of the consolidated financial statements.

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

Related-Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has granted WTT an exclusive license to its own indexes for operation of the WisdomTree ETFs. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At December 31, 2011, and 2010, the balance of accounts receivable from WTT was approximately $5,457 and $4,612, respectively. Revenue from advisory services provided to WTT for the years ended December 31, 2011, 2010 and 2009 was approximately $64,366, $40,567 and $20,812, respectively.

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

Revenues and expenses under this collaborative arrangement included in the Company’s consolidated financial statements are as follows:

	Year Ended December 31,
	2011	2010	2009
ETF advisory fee revenue	$12,596	$6,578	$1,623

Expenses:
Fund management and administration	1,712	1,057	660
Marketing and advertising	406	809	674
Sales and business development	159	196	107
Other	1	4	4

Third party expenses	2,278	2,066	1,445

Net profit	10,318	4,512	178
Sharing	$5,114	$2,256	$89

Marketing agreements—In 2010, the Company entered into agreements with two external distribution firms to serve as the external marketing agents for the WisdomTree ETFs in the U.S. independent broker-dealer channel and in Latin America. Under these agreements, the Company will pay a percentage of their advisory fee revenue, subject to caps, to the marketing agents based on incremental growth in assets under management in the respective sales channel. The Company incurred marketing fees of $537 and $40 for the year ended December 31, 2011 and 2010 respectively.

Segment, Geographic and Customer Information

The Company operates as one business segment, as an ETF sponsor and asset manager providing investment advisory services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S.

Recently Issued Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU No. 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU No. 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements, which is effective for fiscal years beginning after December 15, 2011. This standard did not have a material impact on our consolidated financial statements.

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	2011	2010
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$9,056	$8,595

The following table summarizes unrealized gains, losses, and fair value of investments:

	2011	2010
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$9,056	$8,595
Gross unrealized gains	53	47
Gross unrealized losses	(112)	(151)

Fair value	$8,997	$8,491

The following table sets forth the maturity profile of investments:

	2011	2010
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$1,295
Due one year through five years	250	249
Due five years through ten years	1,134	796
Due over ten years	7,672	6,255

Total	$9,056	$8,595

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

4. Fixed Assets

The following table summarized fixed assets:

	December 31,
	2011	2010
Equipment	$669	$586
Furniture and fixtures	244	234
Leasehold improvements	1,053	1,038
Less accumulated depreciation and amortization	(1,369)	(1,102)

Total	$597	$756

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the years ended December 31, 2011, 2010, and 2009 were approximately $1,046, $1,015 and $1,034, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at December 31, 2011 are approximately as follows:

2012	$1,402
2013	1,322
2014	76
2015 and thereafter	—

Total	$2,800

Letter of Credit

The Company collateralizes its office lease space through a standby letter credit in the amount of $700 held as an investment in debt securities, which is included in investments on the consolidated balance sheets at December 31, 2011 and 2010.

Contingencies

The Company is subject to various routine regulatory reviews and inspections by the SEC as well as legal proceedings arising in the ordinary course of business.

On December 1, 2011, Research Affiliates, LLC filed suit against the Company in the United States District Court for the Central District of California, alleging that the fundamentally weighted investment methodology the Company employs infringes three of plaintiff’s patents, and seeking both unspecified monetary damages and an injunction to prevent further infringement. The Company filed an answer to the complaint on January 17, 2012 and believes it has strong defenses to this lawsuit based on its belief that (i) it does not practice the indexing methods as claimed in the asserted patents and (ii) the patents should be declared invalid because, among other reasons, there is ample evidence that the concept of fundamentals based indexing was widely known and in commercial use by asset managers and index providers well before the patent applications at issue were filed by plaintiff. While at this early stage of the proceedings, management has determined it is not possible to determine the probability of any outcome or probability or amount of any loss and therefore has not recorded any reserves related to this lawsuit.

6. Stock-Based Awards

Stock Options

The Company grants stock options to employees, certain directors and non-employee consultants and special advisors for services. The Company has six stock option plans, which are similar in nature (collectively, referred to as the “Plans”). Under the Plans, the Company can issue a maximum of 25,000,000 shares of Common Stock pursuant to stock options and other stock-based awards and also has issued from time to time stock-based awards outside the Plans.

Options are issued generally for terms of ten years and vest between two to four years. Options are issued with an exercise price equal to the fair value of the Company on the date of grant. Options expire on dates ranging from April 2, 2011 to November 27, 2021.

In January 2009, the Company’s Compensation Committee and Board of the Directors approved a proposal to provide eligible employees an opportunity to exercise their underwater stock options in the future at an alternative lower strike price. To obtain the full benefit of the alternative strike price, employees are required to remain with the Company for an additional 4 years. Under the program, eligible employees could exercise one quarter of their stock options each year at an alternative strike price of $1.07. The alternative strike price represented a 50% premium to the Company’s thirty day volume weighted-average price on the day the program was approved. Options prices on the programs approval date ranged from $1.75 to $9.45 with a weighted-average exercise price of $4.34. The Company is recording a charge of $589 over four years which represents the excess of the fair value of eligible options using the alternative strike price over the existing strike price. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $138, $140 and $145, respectively, for this program.

A summary of option activity is as follows:

	Options	Weighted- Average Exercise Price
Outstanding January 1, 2009	18,211,709	$1.30
Granted	3,425,000	0.70
Forfeitures or expirations	(263,750)	2.55
Exercised	—	—

Outstanding at December 31, 2009	21,372,959	0.57
Granted	860,000	2.38
Forfeitures or expirations	(336,868)	2.77
Exercised	(452,474)	1.15

Outstanding at December 31, 2010	21,443,617	0.60
Granted	825,000	5.80
Forfeitures or expirations	(135,316)	2.04
Exercised	(1,280,687)	0.64

Outstanding at December 31, 2011	20,852,614	$0.79

The following table summarizes information on stock options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable at December 31, 2011	Weighted- Average Exercise Price	Aggregate Intrinsic Value at December 31, 2011
$0.03 – $0.45	11,222,884	1.8	$0.08	11,222,884	$0.08	$66,998
$0.70 – $0.97	3,694,738	7.0	0.73	1,902,238	0.75	10,077
$1.07 – $1.80	3,267,943	4.9	1.07	1,404,846	1.07	6,995
$2.03 – $4.03	1,867,049	5.1	2.57	1,117,049	2.71	3,728
$5.05 – $5.26	470,000	9.1	5.07	—	—	—
$6.36 – $6.82	200,000	9.5	6.52	—	—	—
$7.01 – $8.51	130,000	9.7	7.46	—	—	—

	20,852,614	3.8	$0.79	15,647,017	$0.44	$87,798

Included in the above tables are 1,320,833 options as of December 31, 2011 for option awards granted to nonemployee consultants and special advisors. These options have a weighted exercise price of $1.34 and are fully exercisable. In 2011, 77,500 options were exercised with a weighted average exercise price of $2.38. For the years ended December 31, 2010 and 2009 1,398,333 option awards granted to nonemployee consultants and special advisors are included in the table of option activity. These options have a weighted exercise price of $1.40 and are fully exercisable.

The Company estimated the fair value for options using the Black-Scholes Option Pricing Model. The estimated weighted-average fair value for options granted in 2011, 2010 and 2009 was $3.31, $2.38 and $0.44, respectively. The following assumptions were used in the option pricing model:

	Year Ended December 31,
	2011	2010	2009
Expected life (years)	5.0	5.0	5.0
Risk free interest rate	0.84% to 2.32%	1.13% to 2.54%	1.67% to 2.15%
Dividends	—	—	—
Volatility	67.00% to 70.62%	71.13% to 76.55%	76.72% to 78.47%

The Company recognized stock-based compensation in the amount of $2,402, $3,824 and $4,253 for options awarded to employees and directors for the years ended December 31, 2011, 2010 and 2009, respectively.

The amount of unrecognized stock-based compensation relating to stock options grants as of December 31, 2011 is $2,889 and the weighted-average remaining vesting period is approximately 2.91 years.

The Company recognized stock-based compensation expense in the amount of $0, $0 and $47, for option awards to nonemployee consultants and special advisors for the years ended December 31, 2011, 2010 and 2009, which is included in professional and consulting fees and other expenses on the consolidated statements of operations.

Restricted Shares

The Company grants restricted stock to employees, and certain directors. All restricted stock awards require future service as a condition of delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. Restricted stock awards generally vest over one to four years.

From time-to-time, the Company also grants restricted and common stock to nonemployee consultants and special advisors for services. In general, theses awards vest over the contractual period of the consulting arrangement. The fair value of these awards is measured at the grant dated fair value and re-measured at each reporting period. Fair value is determined as the closing price of the Company’s common stock on the date of grant.

The following table summarizes information about restricted shares outstanding for the years ended December 31, 2011, 2010 and 2009:

Restricted Stock Awards
Unvested balance at January 1, 2009	3,905,242
Granted	1,962,319
Vested	(1,380,935)
Forfeited	(56,503)

Unvested balance at December 31, 2009	4,430,123
Granted	554,011
Vested	(2,772,125)
Forfeited	(53,500)

Unvested balance at December 31, 2010	2,158,509
Granted	561,526
Vested	(1,382,376)
Forfeited	(26,288)

Unvested balance at December 31, 2011	1,311,371

Included in the above table are 312,500, 750,000 and 1,325,330 shares of unvested restricted stock as of December 31, 2011, 2010 and 2009, respectively, for awards granted to nonemployee consultants and special advisors.

The Company recognized stock-based compensation in the amount of $2,041, $2,921 and $3,864 for restricted stock awards to employees and directors for the year ended 2011, 2010 and 2009, respectively. The amount of unrecognized stock-based compensation expense for employee restricted share grants as of December 31, 2011 is approximately $1,814, and the weighted-average remaining vesting period is approximately 2.31 years.

The Company recognized stock-based compensation expense in the amount of $2,698, $2,010 and $2,045, for restricted stock awards to nonemployee consultants and special advisors for the years ended 2011, 2010 and 2009, which is included in professional and consulting fees and other expenses on the consolidated statements of operations.

Warrants

In connection with the Company’s financing in 2004, the Company issued 300,000 warrants exercisable at $0.28 per share. 96,124 warrants were forfeited and 193,876 were exercised in 2009. The Company has no further warrants outstanding.

7. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. The Company has not made any discretionary contributions for years ended December 31, 2011, 2010 and 2009.

8. Other Comprehensive Loss

Accumulated other comprehensive loss is summarized as follows:

	Unrealized Loss/Gain on Securities	Accumulated Other Comprehensive Loss/Gain
Balance—January 1, 2009	$(3)	$(3)
Period change	3	3

Balance—December 31, 2009	—	—
Period change	—	—

Balance—December 31, 2010	—	—
Period change	—	—

Balance—December 31, 2011	$—	$—

9. Income Taxes

The components of current and deferred income tax expense included in the Consolidated Statement of Income and Comprehensive Income as determined in accordance with ASC 740, Income Taxes (“ASC 740”), are as follows:

Current:
Federal	$—
State and local	—

—

Deferred:
Federal	—
State and local	—

—

Income tax expense from operations	$—

At December 31, 2011 and 2010, the Company had net operating losses carry forward of $106,939 and $101,856, respectively. This carry forward includes a Section 382 (of the U.S. Internal Revenue Code) limited net operating loss of approximately $16,706 at December 31, 2011, which expires as follows:

Year Ending December 31:
2012	$2,657
2018	5,819
2019	5,101
2021	579
2023	608
2024	1,942

$16,706

In 2011, $6,145 of these limited losses has been deemed to be worthless and written-off. The Company at this time has determined that no limitations will apply to the subsequent ownership change NOLs after December 31, 2004. At December 31, 2011 the Company had $90,233 of unlimited NOLs, which expire as follows:

Year Ending December 31:
2024	$388
2025	3,239
2026	15,560
2027	24,655
2028	19,754
2029	14,218
2030	6,385
2031	6,034

$90,233

Also, $12,212 of the available NOLs has not been included in the deferred tax assets as this portion of the NOLs has been generated from excess stock compensation deductions that cannot be recognized under ASC 718 until taxes payable have been reduced.

At December 31, 2011 and 2010, the composition of the deferred tax asset is summarized as follows by applying a 45.13% and 45.17% tax rate to the deferred tax items:

	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$39,977	$42,803
Stock-based compensation	8,998	8,943
Fixed assets	236	185
Deferred rent liability	132	200
Other	79	51
Total deferred tax assets	49,422	52,182
Less: valuation allowance	(49,422)	(52,182)

Net deferred tax assets	$—	$—

At December 31, 2011 and 2010, the deferred tax asset has been offset by a valuation allowance of $49,422 and $52,182 respectively.

A reconciliation between the statutory federal income tax rate of 35% and the Company’s effective rate is as follows:

	December 31,
	2011	2010	2009
Federal statutory rate	35.00%	(35.00%)	(35.00%)
Permanent differences	(105.65%)	2.02%	0.00%
State income tax rate, net of federal benefit	21.28%	(0.33%)	(9.88%)
(Decrease)/increase in valuation allowance	(89.25%)	5.59%	44.38%
Worthless Net Operating Losses per Section 382	0.00%	32.89%	0.00%
Change in effective rate	0.00%	7.85%	0.00%
NOL adjustment	138.22%	0.00%	0.00%
Other differences, net	0.40%	(13.02%)	0.50%

Effective rate	0.00%	0.00%	0.00%

As of December 31, 2011, the Company determined that it has no uncertain tax positions, interest or penalties as defined within ASC 740-10. The Company has elected to record interest expense and penalties related to tax expenses as income tax expense. The Company does not have unrecognized tax benefits. The Company does not believe that it is reasonably possible that the total unrecognized benefits will significantly increase within the next 12 months.

The Company is not currently under audit by any taxing authority. Tax returns filed with each jurisdiction remain open to examination under the normal three-year statute of limitations.

10. Financing

In October 2009, the Company completed a financing raising $4,988 net of expenses through the issuance of 6,666,672 shares of common stock primarily from its existing investors. The proceeds from this financing have been and will be used for general business purposes.

11. Shares Repurchased

During the year ended December 31, 2011, the Company repurchased 386,396 shares of its Company stock for an aggregate price of $2,153. The shares repurchased related to the vesting of restricted common stock granted to employees.

12. Subsequent Event

On February 2, 2012, the company completed a secondary offering of its common stock at $5.61 per share. The Company sold 1,000,000 shares and certain selling stockholders of the Company sold 15,516,587. Proceeds to Company, less commissions and other direct selling expenses, were approximately $4,663. The proceeds from this offering will be used for working capital and other general corporate purposes.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006

4.3(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006

4.4(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009

4.5(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009

10.1(1)	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust

10.2(1)	Form of License Agreement between WisdomTree Investments, Inc. and WisdomTree Trust dated March 21, 2006

10.3(1)	Mutual Participation Agreement by and among WisdomTree Investments, Inc., WisdomTree Asset Management, Inc. Mellon Capital Management Corporation and The Dreyfus Corporation dated January 24, 2008

10.4(1)	WisdomTree Investments, Inc. 1993 Stock Option Plan

10.5(1)	WisdomTree Investments, Inc. 1996 Performance Equity Plan

10.6(1)	WisdomTree Investments, Inc. 1996 Management Incentive Plan

10.7(1)	WisdomTree Investments, Inc. 2000 Performance Equity Plan

10.8(1)	WisdomTree Investments, Inc. 2001 Performance Equity Plan

10.9(1)	WisdomTree Investments, Inc. 2005 Performance Equity Plan

10.10(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholder on August 20, 2007

10.11(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholder on August 23, 2010

10.12(1)	Form of Restricted Stock Agreement (Multiple Year Vesting) for Executive Officers

10.13(1)	Form of Restricted Stock Agreement (Single Year Vesting) for Executive Officers

10.14(1)	Form of Stock Option Agreement for Executive Officers

10.15(1)	Form of Restricted Stock Agreement for Independent Directors

10.16(1)	Form of Stock Option Agreement for Independent Directors

10.17(1)	Form of Amendment dated January 26, 2009 to Existing Option Agreements between Registrant and Employees

10.18(1)	Stock Option Agreement between Registrant and Jonathan Steinberg dated April 3, 2002

10.19(1)	Stock Option Agreement between Registrant and Jonathan Steinberg dated March 17, 2004

10.20(1)	Amendment dated November 10, 2004 to Stock Option Agreements between Registrant and Jonathan Steinberg dated January 3, 2001, April 3, 2002 and March 17, 2004

10.21(1)	Stock Option Agreement between Registrant and Jonathan Steinberg dated November 10, 2004

10.22(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated November 6, 2002

Exhibit Number	Description

10.23(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated July 30, 2003

10.24(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated March 17, 2004

10.25(1)	Amendment dated October 7, 2004 to Stock Option Agreement between Registrant and Luciano Siracusano dated April 3, 2002.

10.26(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated November 10, 2004

10.27(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated January 26, 2009

10.28(1)	Amendment dated March 30, 2011 to Stock Option Agreements between Registrant and Luciano Siracusano dated January 26, 2009

10.29(1)	Stock Option Agreement between Registrant and Michael Steinhardt dated November 10, 2004

10.30(1)	Stock Option Agreement between Registrant and Frank Salerno dated July 22, 2005

10.31(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Bruce Lavine dated as of May 24, 2011

10.32(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Peter M. Ziemba dated as of May 24, 2011

10.33(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Amit Muni dated as of May 24, 2011

10.34(1)	Form of Proprietary Rights and Confidentiality Agreement

10.35(1)	Form of Indemnification Agreement for Officers and Directors

21.1(2)	Subsidiaries of WisdomTree Investments, Inc.

23.1(2)	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1(2)	Rule 13a-14(a) / 15d-14(a) Certifications

31.2(2)	Rule 13a-14(a) / 15d-14(a) Certifications

32.1(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011.
(2)	Filed herewith.
(3)	Furnished herewith.
(4)	Pursuant to Rule 406T, the interactive data files in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ,and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.