Form 10-Q
period 2012-03-31
WisdomTree Investments, Inc.
filed 2012-05-14
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 11, 2012 there were 123,316,360 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” and elsewhere in this Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets;

•	anticipated levels of inflows into and outflows out of our exchange traded funds;

•	our ability to deliver favorable rates of return to investors;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	the outcome and impact of current and future litigation involving us;

•	competition in our business; and

•	the effect of laws and regulations that apply to our business.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,138	$25,630
Accounts receivable	7,129	5,625
Other current assets	1,410	1,601

Total current assets	40,677	32,856
Fixed assets, net	582	597
Investments	10,086	9,056
Other noncurrent assets	63	58

Total assets	$51,408	$42,567

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$11,948	$10,035
Compensation and benefits payable	1,237	4,168
Accounts payable and other liabilities	4,077	2,360

Total current liabilities	17,262	16,563
Other noncurrent liabilities	117	151

Total liabilities	17,379	16,714

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 123,235 and 116,703; outstanding: 121,463 and 115,392	1,232	1,167
Additional paid-in capital	170,743	163,747
Accumulated deficit	(137,946)	(139,061)

Total stockholders’ equity	34,029	25,853

Total liabilities and stockholders’ equity	$51,408	$42,567

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Revenues:
ETF advisory fees	$18,975	$14,273
Other income	195	260

Total revenues	19,170	14,533
Expenses:
Compensation and benefits	5,857	5,217
Fund management and administration	5,439	4,162
Marketing and advertising	1,326	972
Sales and business development	860	745
Professional and consulting fees	1,109	977
Occupancy, communication, and equipment	301	273
Depreciation and amortization	71	65
Third party sharing arrangements	1,745	1,128
Other	609	457
Litigation and ETF shareholder proxy	738	—
Exchange listing	—	382

Total expenses	18,055	14,378

Income before provision for income taxes	1,115	155
Provision for income taxes	—	—

Net income	$1,115	$155

Net income per share—basic	$0.01	$0.00

Net income per share—diluted	$0.01	$0.00

Weighted-average common shares—basic	119,182	113,463

Weighted-average common shares—diluted	137,400	134,470

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,115	$155
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	71	65
Stock-based compensation	2,115	2,119
Deferred rent	(37)	(38)
Accretion to interest income and other	20	24
Net change in operating assets and liabilities:
Accounts receivable	(1,504)	(365)
Other assets	198	(170)
Fund management and administration payable	1,913	722
Compensation and benefits payable	(2,931)	(2,542)
Accounts payable and other liabilities	1,720	553

Net cash provided by operating activities	2,680	523
Cash flows from investing activities:
Purchase of fixed assets	(56)	(6)
Purchase of investments	(3,549)	(2,494)
Proceeds from the redemption of investments	2,486	2,147

Net cash used in investing activities	(1,119)	(353)
Cash flows from financing activities:
Net proceeds from sale of common stock	4,329	—
Shares repurchased	(995)	(1,599)
Proceeds from exercise of stock options	1,613	—

Net cash provided/(used in) by financing activities	4,947	(1,599)

Net increase/(decrease) in cash and cash equivalents	6,508	(1,429)
Cash and cash equivalents—beginning of year	25,630	14,233

Cash and cash equivalents—end of year	$32,138	$12,804

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3	$7

Noncash investing and financing activities:
Cash less exercise of stock options	$—	$84

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc. (“WisdomTree” or the “Company”) is a New York-based exchange-traded fund (“ETF”) sponsor and asset manager. Through its operating subsidiary, the Company provides investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree ETFs. The Company also licenses its indexes to third parties and promotes the use of WisdomTree ETFs in 401(k) plans. The Company has the following subsidiaries:

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

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial condition, results of operations, and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries WTAM and WTRS. All intercompany accounts and transactions have been eliminated in consolidation. Certain accounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s consolidated financial statements presentation. These reclassifications had no effect on the previously reported net income.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the calculation of diluted earnings per share in the three months ended March 31, 2012 and 2011, respectively.

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

Related-Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has granted WTT an exclusive license to its own indexes for operation of the WisdomTree ETFs. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At March 31, 2012 and December 31, 2011, the balance of accounts receivable from WTT was approximately $7,007 and $5,457, respectively. Revenue from advisory services provided to WTT for the three months years ended March 31, 2012 and 2011was approximately $18,975, and $14,273, respectively.

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

Revenues and expenses under this collaborative arrangement included in the Company’s consolidated financial statements are as follows:

	Three Month Ended March 31,
	2012	2011
ETF advisory fee revenue	$2,790	$2,467

Expenses:
Fund management and administration	341	327
Marketing and advertising	10	181
Sales and business development	4	19

Third party expenses	355	527

Net profit	2,435	1,940
Sharing	$1,195	$970

Marketing agreements—In 2010, the Company entered into agreements with two external distribution firms to serve as the external marketing agents for the WisdomTree ETFs in the U.S. independent broker-dealer channel and in Latin America. Under these agreements, the Company will pay a percentage of their advisory fee revenue, subject to caps, to the marketing agents based on incremental growth in assets under management in the respective sales channel. The Company incurred marketing fees of $550 and $158 for the three months ended March 31, 2012 and 2011, respectively. In addition, during the three months ended March 31, 2012, the Company terminated the marketing agreement with the firm covering the U.S. Independent broker and incurred a cancellation fee of $385 which is included in the amount described above.

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

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	March 31, 2012	December 31, 2011
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$10,086	$9,056

The following table summarizes unrealized gains, losses, and fair value of investments:

	March 31,	December 31,
	2012	2011
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$10,086	$9,056
Gross unrealized gains	48	53
Gross unrealized losses	(204)	(112)

Fair value	$9,930	$8,997

The following table sets forth the maturity profile of investments:

	March 31,	December 31,
	2012	2011
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	250	250
Due five years through ten years	1,070	1,134
Due over ten years	8,766	7,672

Total	$10,086	$9,056

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

This hierarchy requires the use of observable market data when available. The Company’s held-to-maturity securities and money market investments included in cash equivalents are categorized as Level 1. The Company does not intend to sell its investments held-to maturity before the recovery of their amortized cost bases which may be at maturity.

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

4. Fixed Assets

The following table summarized fixed assets:

	March 31, 2012	December 31, 2011
Equipment	$693	$669
Furniture and fixtures	276	244
Leasehold improvements	1,053	1,053
Less accumulated depreciation and amortization	(1,440)	(1,369)

Total	$582	$597

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the months ended March 31, 2012 and 2011 were approximately $288 and $255, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at March 31, 2012 are approximately as follows:

Remainder of 2012	$1,061
2013	1,343
2014	80
2015 and thereafter	—

Total	$2,484

Letter of Credit

The Company collateralizes its office lease space through a standby letter credit in the amount of $700 held as an investment in debt securities, which is included in investments on the consolidated balance sheets at March 31, 2012 and December 31, 2011.

Contingencies

The Company is subject to various routine regulatory reviews and inspections by the SEC as well as legal proceedings arising in the ordinary course of business.

On December 1, 2011, Research Affiliates, LLC filed suit against the Company in the United States District Court for the Central District of California, alleging that the fundamentally weighted investment methodology the Company employs infringes three of plaintiff’s patents, and seeking both unspecified monetary damages and an injunction to prevent further infringement. The Company filed an answer to the complaint on January 17, 2012 and believes it has strong defenses to this lawsuit. While at this early stage of the proceedings, management has determined it is not possible to determine the probability of any outcome or probability or amount of any loss and therefore has not recorded any reserves related to this lawsuit.

6. Stock-Based Awards

The Company grants equity awards to employees, directors and special advisors for services:

•

Options are issued generally for terms of ten years and vest between two to four years. Options are issued with an exercise price equal to the fair value of the Company on the date of grant. The Company estimated the fair value for options using the Black-Scholes Option Pricing Model.

•

All restricted stock awards require future service as a condition of delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. Restricted stock awards generally vest over one to four years.

•

Stock awards granted to advisors vest over the contractual period of the consulting arrangement. The fair value of these awards is measured at the grant dated fair value and re-measured at each reporting period. Fair value is determined as the closing price of the Company’s common stock on the date of grant.

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2012	20,852,614	$0.79	1,311,371
Granted	—	$—	946,996
Exercised/vested	(4,677,351)	$0.26	(484,979)
Forfeitures	(73,750)	$2.02	(2,157)

Balance at March 31, 2012	16,101,513	$0.94	1,771,231

A summary of stock-based compensation expense is as follows:

	Three Months Ended March 31,
	2012	2011
Employees and directors	$1,424	$1,525
Non-employees	691	594

Total	$2,115	$2,119

7. Earnings and Dividend Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2012	2011
	(shares in thousands)
Net income	$1,115	$155

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	119,182	113,463
Dilutive effect of stock options and unvested restricted stock	18,218	21,007

Weighted averages shares used in dilutive computation	137,400	134,470

Basic earnings per share	$0.01	$0.00
Dilutive earnings per share	$0.01	$0.00

Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the three months ending March 31, 2012 and 2011.

8. Shares Repurchased

During the three months ended March 31, 2012 and 2011, the Company repurchased 157,080 and 309,502 shares of its Company stock for an aggregate price of $995 and $1,599, respectively. The shares repurchased related to the vesting of restricted stock granted to employees.

9. Financing

On February 2, 2012, the Company completed a secondary offering of its common stock at $5.61 per share. The Company sold 1,000,000 shares and certain selling stockholders of the Company sold 15,516,587. Proceeds to Company, less commissions and other direct selling expenses, were approximately $4,329. The proceeds from the offering will be used for working capital and other general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see the Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Our Business

We are the seventh largest sponsor of ETFs in the United States based on AUM, with AUM of approximately $15.7 billion as of March 31, 2012. An ETF is an investment fund that holds securities such as stocks or bonds and trades at approximately the same price as the net asset value of its underlying assets. ETFs offer exposure to a wide variety of investment themes, including domestic, international and emerging market equities, fixed income securities, currencies or commodities, as well as securities in specific industries and countries. We currently offer a comprehensive family of 48 ETFs, which includes 34 international and domestic equity ETFs, seven currency ETFs, five international fixed income ETFs and two alternative strategy ETFs.

Through our operating subsidiary, we provide investment advisory and other management services to the WisdomTree ETFs. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETFs average daily net assets under management.

Our expenses are predominantly related to selling, operating and marketing our ETFs and we have contracted with third parties to provide certain operational services for the ETFs including sub-advisory, portfolio management services, fund administration, custody, accounting and other related services for the WisdomTree ETFs.

We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisors, institutional investors, private wealth managers and discount brokers. We do not target our ETFs for sale directly to the retail segment but rather to the financial advisor who acts as the intermediary between the end-client and us.

Our revenues are highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETFs. While our AUM has increased on an annual basis, we have experienced fluctuations on a quarterly basis due to changes in net inflows and, most significantly, market movement. A significant portion of our AUM is invested in securities issued outside of the United States, in particular emerging market countries. Therefore, our AUM and our revenues are affected by movements in global capital market levels, investor sentiment towards emerging markets and the strengthening or weakening of the U.S. dollar against other currencies. It is our belief that our ability to gather inflows into our ETFs, coupled with general stock market trends, will have the greatest impact on our business.

Market Environment

We have been and continue to operate in a challenging economic environment. Equity markets worldwide experienced positive results for the first three months of 2012. For example, the S&P 500, MSCI EAFE and MSCI Emerging Market indexes increased 13%, 11% and 14%, respectively, in the first quarter of 2012. These positive returns helped increase investors’ net inflows into long-term mutual funds (predominantly in fixed income mutual funds) and ETFs, which increased from approximately $19 billion in the fourth quarter of 2011 to $158 billion in the first quarter of 2012. Volatility also subsided as the average value of the S&P 500 volatility index, commonly referred to as the VIX, decreased from 29.9 in the fourth quarter of 2011 to 18.2 in the first quarter of 2012. However, despite this positive momentum, investors continue to remain cautious given the concerns over European sovereign debt and the pace of economic recovery in the U.S. For example, equity trading volumes remain weak. The average daily trading volume of the U.S. listed equity markets decreased to 6.6 billion shares a day in the first quarter of 2012 as compared to 7.4 billion shares in the fourth quarter of 2011 and 7.7 billion in the first quarter of 2011.

Our Results

Despite these challenges, we have experienced record operating results in the first three months of 2012. Our AUM increased 28.8% from $12.2 billion at December 31, 2011 to $15.7 billion at March 31, 2012. Our net inflows during the first quarter of 2012 reached a record $2.3 billion. The majority of the net inflows into our ETFs were in our emerging market equity and U.S. dividend based ETFs. In the continuing low interest rate environment, we believe there is increased demand for financial products with higher yields. In particular, dividend-paying companies have been in focus for investors due to their dividend yield, and our dividend weighted ETFs have benefited from this investor sentiment. Our market share of industry net inflows was 4.4% in the first quarter of 2012 as compared to 5.4% in the comparable period in the first quarter of 2011. Our strong operating results have generated record revenues for us. Our revenues increased to a record $19.2 million and our net income was $1.1 million in the first quarter of 2012 as compared to revenues of $14.5 million and net income of $0.2 million in the first quarter of 2011.

Other Highlights

New ETF Launch

In January 2012, we announced a new sub-advisory relationship with Western Asset Management Company. In March 2012, we launched an actively managed international fixed income ETF with Western Asset Management Company as the sub-advisor. With this new ETF, we now offer a suite of five international fixed income ETFs.

Secondary Offering

On February 2, 2012, we completed a public offering of our common stock at $5.61 per share. We sold 1 million shares and certain of our stockholders sold 15.5 million shares. Proceeds to us, less commissions and other direct selling expenses, were approximately $4.3 million and will be used for working capital and other general corporate purposes. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders.

Other Matters

Litigation

On December 1, 2011, Research Affiliates, LLC filed suit against us in the United States District Court for the Central District of California, alleging that the fundamentally weighted investment methodology we employ infringes three of plaintiff’s patents, and seeking both unspecified monetary damages in an amount to be determined and an injunction to prevent further infringement. We believe that (i) we do not practice the indexing methods as claimed in the asserted patents and (ii) the patents should be declared invalid because, among other reasons, there is ample evidence that the concept of fundamentals based indexing was widely known and in commercial use by asset managers and index providers well before the patent applications at issue were filed by plaintiff. We filed our answer to the complaint on January 17, 2012 and believe we have strong defenses to this lawsuit and therefore intend to vigorously defend against plaintiff’s claims.

During the first quarter of 2012, we incurred approximately $0.7 million in legal expenses related to this litigation. We estimate our legal costs could potentially be between $4.0 to $7.5 million through the first half of 2013. While at this early stage of this litigation, it is not possible to determine the probability of any outcome or probability or amount of any loss, we are confident in the merits of our position.

ETF shareholder proxy solicitation

We intend to mail later this month a proxy statement to obtain approval from the shareholders of the WisdomTree ETFs for us to continue as investment advisor for the WisdomTree ETFs if our largest stockholder, Michael Steinhardt, who beneficially owns 25.5% of our common stock, were to sell or otherwise transfer shares of common stock in the future such that his beneficial ownership would fall below 25%. The Investment Company Act presumes a change in control of our Company if Mr. Steinhardt’s ownership falls below the 25% threshold. A change in control of our Company would trigger an automatic termination of our investment advisory agreements with the WisdomTree Trust. We also intend to seek approval from the WisdomTree ETF shareholders to give us the option to change sub-advisors in the future from BNY-Mellon. In the first three months of 2012, we incurred approximately $0.1 million in expenses and we expect to incur approximately $2.5 million to $3.5 million in costs in 2012.

Regulatory Reform

On February 9, 2012, the Commodity Futures Trading Commission (CFTC) adopted regulations that would impose upon us additional registration and licensing requirements for a select number of our ETFs and subject us to an additional and extensive regulatory structure. These new regulations will highly likely cause us to incur additional costs to achieve and maintain compliance. On April 17, 2012, the Investment Company Institute and the Chamber of Commerce filed a lawsuit against the CFTC claiming that this new rule was unlawfully adopted. The complaint argues that the CFTC did not conduct the cost-benefit analysis required by the Administrative Procedures Act. While we are currently evaluating implementation of the new rule with our regulatory advisors, we do not know what effect, if any, this lawsuit will have on the new rule.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
Total ETFs (in millions)
Beginning of period assets	$12,182	$11,184	$9,891
Inflows/(outflows)	2,299	756	1,264
Market appreciation/(depreciation)	1,210	242	129

End of period assets	$15,691	$12,182	$11,284

Average assets during the period	$14,265	$11,836	$10,294

ETF Industry and Market Share (in billions)
ETF industry net inflows	$52	$44	$24
WisdomTree market share of industry inflows	4.4%	1.7%	5.4%

International Developed Equity ETFs (in millions)
Beginning of period assets	$2,407	$2,501	$2,311
Inflows/(outflows)	302	(94)	475
Market appreciation/(depreciation)	255	—	79

End of period assets	$2,964	$2,407	$2,865

Average assets during the period	$2,680	$2,496	$2,463

Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$3,613	$3,230	$3,780
Inflows/(outflows)	1,398	418	59
Market appreciation/(depreciation)	583	(35)	(80)

End of period assets	$5,594	$3,613	$3,759

Average assets during the period	$4,780	$3,456	$3,618

US Equity ETFs (in millions)
Beginning of period assets	$3,429	$2,523	$2,057
Inflows/(outflows)	565	586	53
Market appreciation/(depreciation)	281	320	108

End of period assets	$4,275	$3,429	$2,218

Average assets during the period	$3,990	$2,973	$2,164

Currency ETFs (in millions)
Beginning of period assets	$950	$1,194	$1,179
Inflows/(outflows)	(104)	(157)	271
Market appreciation/(depreciation)	35	(56)	17
Reclass to Int’l Fixed Income	—	(31)	—

End of period assets	$881	$950	$1,467

Average assets during the period	$935	$1,120	$1,335

International Fixed Income ETFs (in millions)
Beginning of period assets	$1,506	$1,493	$564
Inflows/(outflows)	161	(34)	335
Market appreciation/(depreciation)	68	16	3
Reclass from Currency	—	31	—

End of period assets	$1,735	$1,506	$902

Average assets during the period	$1,627	$1,536	$679

Alternative Strategy ETFs (in millions)
Beginning of period assets	$277	$243	$—
Inflows/(outflows)	(23)	37	71
Market appreciation/(depreciation)	(12)	(3)	2

End of period assets	$242	$277	$73

Average assets during the period	$253	$255	$35

Average ETF assets during the period
Emerging markets equity ETFs	33%	29%	35%
US equity ETFs	28%	25%	21%
International developed equity ETFs	19%	21%	24%
International fixed income ETFs	12%	13%	7%
Currency ETFs	7%	10%	13%
Alternative strategy ETFs	1%	2%	0%

Total	100%	100%	100%

Average ETF advisory fee during the period	0.54%	0.54%	0.56%

Number of ETFs - end of the period
International developed equity ETFs	18	18	18
US equity ETFs	12	12	12
Currency ETFs	7	7	9
International fixed income ETFs	5	4	2
Emerging markets equity ETFs	4	4	4
Alternative strategy ETFs	2	2	1

Total	48	47	46

Headcount	64	65	61

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended March 31, 2012 Compared to March 31, 2011

Revenues

	Three Months Ended March 31,		Change	Percent Change
	2012	2011
Average assets under management (in millions)	$14,265	$10,294	$3,971	38.6%
Average ETF advisory fee	0.54%	0.56%	(.02)

ETF advisory fees (in thousands)	$18,975	$14,273	$4,702	32.9%
Other income (in thousands)	195	260	(65)	(25.0%)

Total revenues (in thousands)	$19,170	$14,533	$4,637	31.9%

ETF advisory fees

ETF advisory fees revenue increased 32.9% from $14.3 million in the first three months of 2011 to $19.0 million in the comparable period in 2012. This increase was primarily due to higher average asset under management balances due to strong net inflows primarily into our emerging market and U.S. dividend based equity ETFs. The average fee earned decreased from 0.56% in the first three months of 2011 to 0.54% in the comparable period in 2012 primarily due to a change in mix of our assets under management, in particular from our emerging market equity and U.S. ETFs.

Other income

Other income decreased 25.0% from $0.3 million in the first three months of 2011 to $0.2 million in the comparable period in 2012. This decline was primarily due to lower separate account revenues. Following the first quarter of 2011, we no longer managed separate accounts.

Expenses

(in thousands)	Three Months Ended March 31,		Change	Percent Change
	2012	2011
Compensation and benefits	$5,857	$5,217	$640	12.3%
Fund management and administration	5,439	4,162	1,277	30.7%
Marketing and advertising	1,326	972	354	36.4%
Sales and business development	860	745	115	15.4%
Professional and consulting fees	1,109	977	132	13.5%
Occupancy, communication and equipment	301	273	28	10.3%
Depreciation and amortization	71	65	6	9.2%
Third-party sharing arrangements	1,745	1,128	617	54.7%
Other	609	457	152	33.3%
Litigation and ETF shareholder proxy	738	—	738	na
Exchange listing	—	382	(382)	na

Total expenses	$18,055	$14,378	$3,677	25.6%

As a Percent of Revenues:	Three Months Ended March 31,
	2012	2011
Compensation and benefits	30.6%	35.9%
Fund management and administration	28.4%	28.6%
Marketing and advertising	6.9%	6.7%
Sales and business development	4.5%	5.1%
Professional and consulting fees	5.8%	6.7%
Occupancy, communication and equipment	1.6%	1.9%
Depreciation and amortization	0.4%	0.4%
Third-party sharing arrangements	9.1%	7.8%
Other	3.2%	3.1%

As a Percent of Revenues:	Three Months Ended March 31,
	2012	2011
Litigation and ETF shareholder proxy	3.8%	—
Exchange listing	—	2.6%

Total expenses	94.2%	98.9%

Compensation and benefits

Compensation and benefits expense increased 12.3% from $5.2 million in the first three months of 2011 to $5.9 million in the comparable period in 2012. This increase was primarily due to higher payroll tax expenses from employees exercising stock options in connection with our secondary offering and 2011 year-end bonus payments which were paid in February 2012. We incurred approximately $0.3 million in payroll taxes related to our secondary offering. Also increasing were higher headcount related costs and higher accrued incentive compensation as a result of our strong net inflows. Partly offsetting these increases was lower stock based compensation, which decreased to $1.4 million from $1.5 million as equity awards we granted in prior years with higher fair values became fully vested. Our headcount at March 31, 2012 was 64 compared to 61 at March 31, 2011.

Fund management and administration

Fund management and administration expenses increased 30.7% from $4.2 million in the first three months of 2011 to $5.4 million in the comparable period in 2012. This was primarily due to a $0.9 million increase in portfolio management, fund administration and accounting, index licensing and distribution fees due to higher average assets under management. In addition we incurred $0.2 million in higher auditing, legal and printing related expenses compared to the first three months of 2011 due to additional funds and an increase in the number of WisdomTree ETF shareholders. We had 48 ETFs at March 31, 2012 compared to 46 at March 31, 2011.

Marketing and advertising

Marketing and advertising expense increased 36.4% from $1.0 million in the first three months of 2011 to $1.3 million in the comparable period in 2012 primarily due to higher levels of advertising and television production related expenses to support our growth.

Sales and business development

Sales and business development expense increased 15.4% from $0.7 million in the first three months of 2011 to $0.9 million in the comparable period in 2012 primarily due to higher new product related spending and sales activities to support our growth.

Professional and consulting fees

Professional and consulting fees increased 13.5% from $1.0 million in the first three months of 2011 to $1.1 million in the comparable period in 2012. Variable stock based compensation for equity awards granted to strategic advisors increased $0.1 million from $0.6 million to $0.7 million due to an increase in our stock price. In addition, we incurred higher accounting related fees as a result of becoming a fully reporting exchange-listed company. Partly offsetting these increases was a decrease in corporate legal expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense remained relatively unchanged at $0.3 million in the first three months of 2011 and 2012.

Depreciation and amortization

Depreciation and amortization expense remained relatively unchanged at $0.1 million in the first three months of 2011 and 2012.

Third-party sharing arrangements

Third-party sharing arrangements increased 54.7% from $1.1 million in the first three months of 2011 to $1.7 million in the comparable period in 2012. This increase was primarily due to a charge of $0.4 million due to terminating our agreement with Advisors Asset Management related to marketing our ETFs in the regional broker-dealer channel. As part of the termination, we are required to pay a fee based on asset levels raised by Advisors Asset Management at the time of the termination. This function will now be handled by our own sales force. In addition, we had lower expenses in our currency and international fixed income ETFs subject to the profit sharing arrangements with Bank of New York Mellon.

Other

Other expenses increased 33.3% from $0.5 million in the first three months of 2011 to $0.6 million in the comparable period in 2012 primarily due to higher expenses related to being an exchange-listed company as well as higher general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2012	December 31, 2011
Balance Sheet Data (in thousands):
Cash and cash equivalents	$32,138	$25,630
Investments	10,086	9,056
Accounts receivable	7,129	5,625
Total liabilities	(17,379)	(16,714)

	$31,974	$23,597

	Three Months Ended March 31,
	2012	2011
Cash Flow Data (in thousands):
Operating cash flows	$2,680	$523
Investing cash flows	(1,119)	(353)
Financing cash flows	4,947	(1,599)

Increase/(decrease) in cash and cash equivalents	$6,508	$(1,429)

Liquidity

We consider our available liquidity to be our liquid assets less our liabilities. Liquid assets consist of cash and cash equivalents, current receivables, and investments. The Company accounts for investments as held to maturity securities and has the intention and ability to hold to maturity. However, if needed such investments could be redeemed for liquidity. Cash and cash equivalents include cash on hand and non-interest-bearing and interest-bearing deposits with financial institutions. Accounts receivable primarily represents advisory fees we earn from the WisdomTree ETFs which is collected by the fifth business day of the month following the month earned. Investments represent debt instruments of U.S. government and agency securities. Our liabilities consist primarily of payments owed to vendors and third parties in the normal course of business as well as accrued year end incentive compensation for employees.

Cash and cash equivalents increased $6.5 million in the first three months of 2012 primarily due to $4.3 million we received in our secondary offering, $2.7 million of cash flows generated by our operating activities as a result of higher revenues from higher AUM and $1.6 million of cash proceeds from our employees exercising stock options. Partly offsetting these increases was $1.1 million of cash flows used for investing activities.

Cash and cash equivalents decreased $1.4 million in the first three months of 2011 primarily due to $1.6 million of cash flows used to repurchase our common stock.

Capital Resources

Currently, our principal source of financing is our operating cash flows, though historically, our principal source of financing was through the private placement of our common stock. We believe that current cash flows generated by our operating activities and the net proceeds raised through our offering in February 2012 should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. We expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, re-acquire shares of our common stock issued to our employees as incentive compensation as discussed below or expand our business through strategic acquisitions.

During the first three months of 2012, we repurchased 157,080 shares from our employees at then current market prices at a cost of $1.0 million in connection with tax withholding upon vesting of restricted stock. The amount repurchased represented the required amount of tax withholding. We expect to continue purchasing shares for similar reasons.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of March 31, 2012.

		Payments Due by Period
		(in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,484	$1,061	$1,423	—	—

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

Income and Deferred Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. A valuation allowance is recorded to reduce the carrying values of deferred tax assets and liabilities to the amount that is more likely than not to be realized. As of March 31, 2012, we have net operating loss carry forwards and we have recognized a deferred tax asset for such carry forwards. Given the significant losses we have incurred since we began our operations, a valuation allowance has been recorded for the full amount of the deferred tax asset.

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

In the normal course of business, our financial results are subject to market risk. Market risk to us generally represents the risk of changes in the value of financial instruments held in the portfolios of the WisdomTree ETFs that generally results from fluctuations in equity prices, foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all of our revenue is derived from advisory agreements for the WisdomTree ETFs. Under these agreements, the advisory fee we receive is based on the market value of the assets in the WisdomTree ETF portfolios we manage.

Fluctuations in the value of these securities are common and are generated by numerous factors such as market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly changes in any one or a combination of these factors may reduce the value of investment securities and, in turn, the underlying assets under management on which our revenues are earned. These declines may cause investors to withdraw funds from our ETFs in favor of investments that they perceive as offering greater opportunity or lower risk, thereby compounding the impact on our revenues. We believe challenging and volatile market conditions will continue to be present in the foreseeable future.

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $42.2 million and $34.7 million as of March 31, 2012 and December 31, 2011, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, our management, with the participation of our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, or the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2012, defendants filed a motion to dismiss plaintiff’s claims on the basis that the claims asserted in plaintiff’s patents are unpatentable subject matter. On April 26, 2012, the court denied defendants’ motion to dismiss without prejudice to defendants’ right to reassert their claim of unpatentable subject matter at such time as the court will consider summary judgment motions regarding invalidity of the plaintiff’s patents. In denying the motion to dismiss the court did not address the merits of defendant’s claim.

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

In addition to the below, you should carefully consider the other information set forth in this report, as well as the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31 2012	95,537	$6.32	—	$—
February 1, 2012 to February 29, 2012	61,507	$6.36	—	$—
March 1, 2011 to March 31, 2012	36	$6.93	—	$—

Total	157,080	$6.33	—

(1)	The identified shares reflect restricted shares withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations that occur upon vesting and release of the restricted share. The value of the shares withheld is based upon the volume weighted average price of the common stock on the date of vesting. During the three months ended March 31, 2012, the Company repurchased 157,080 restricted shares of Company stock withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations for an aggregate price of $995,058 with an average price per share of $6.33.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Reference Exhibit No.

3.1	(1)	Form of Amended and Restated Certificate of Incorporation.	3.1

3.2	(1)	Amended and Restated Bylaws.	3.2

4.1	(1)	Specimen Common Stock Certificate.	4.1

4.2	(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3	(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4	(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5	(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

10.2	(3)	Amended and Restated License Agreement, by and between WisdomTree Investments, Inc. and WisdomTree Trust dated March 1, 2012.

10.31.1	(2)†	Further Amended and Restated Employment Agreement, by and between WisdomTree Investments, Inc. and Bruce Lavine, dated April 24, 2012.	10.31.1

31.1	(3)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rules 13a-14 of the Exchange Act.

31.2	(3)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rules 13a-14 of the Exchange Act.

32	(3)	Section 1350 Certification.

101.INS	(3)*	XBRL Instance Document

101.SCH	(3)*	XBRL Taxonomy Extension Schema Document

101.CAL	(3)*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(3)*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(3)*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2012.
(3)	Filed herewith
†	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T, the interactive data files in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ,and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2012.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
Chief Executive Officer (Authorized Officer and Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/S/ AMIT MUNI
Amit Muni
Executive Vice President— Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)