Form 10-Q
period 2012-06-30
WisdomTree Investments, Inc.
filed 2012-08-10
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2012 there were 124,673,655 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,300	$25,630
Accounts receivable	7,605	5,625
Other current assets	2,104	1,601

Total current assets	49,009	32,856
Fixed assets, net	576	597
Investments	9,787	9,056
Other noncurrent assets	43	58

Total assets	$59,415	$42,567

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$12,534	$10,035
Compensation and benefits payable	2,806	4,168
Accounts payable and other liabilities	6,795	2,360

Total current liabilities	22,135	16,563
Other noncurrent liabilities	82	151

Total liabilities	22,217	16,714

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 124,375 and 116,703; outstanding:122,731 and 115,392	1,243	1,167
Additional paid-in capital	173,772	163,747
Accumulated deficit	(137,817)	(139,061)

Total stockholders’ equity	37,198	25,853

Total liabilities and stockholders’ equity	$59,415	$42,567

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
ETF advisory fees	$20,230	$16,514	$39,205	$30,787
Other income	163	202	358	462

Total revenues	20,393	16,716	39,563	31,249
Expenses:
Compensation and benefits	5,477	4,610	11,334	9,827
Fund management and administration	5,567	5,736	11,006	9,898
Marketing and advertising	1,548	1,357	2,874	2,329
Sales and business development	842	913	1,702	1,658
Professional and consulting fees	1,401	966	2,510	1,943
Occupancy, communication and equipment	375	285	676	558
Depreciation and amortization	75	67	146	132
Third party sharing arrangements	1,229	1,512	2,974	2,640
Other	743	457	1,352	914
ETF shareholder proxy	3,198	—	3,264	—
Litigation	(191)	—	481	—
Exchange listing	—	124	—	506

Total expenses	20,264	16,027	38,319	30,405

Income before provision for income taxes	129	689	1,244	844
Provision for income taxes	—	—	—	—

Net income	$129	$689	$1,244	$844

Net income per share—basic	$0.00	$0.01	$0.01	$0.01

Net income per share—diluted	$0.00	$0.01	$0.01	$0.01

Weighted-average common shares—basic	121,920	113,950	120,551	113,708

Weighted-average common shares—diluted	138,477	134,887	137,748	134,694

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$1,244	$844
Non-cash items included in net income:
Depreciation and amortization	146	132
Stock-based compensation	4,033	3,624
Deferred rent	(71)	(77)
Accretion to interest income and other	80	46
Changes in operating assets and liabilities:
Accounts receivable	(1,980)	(907)
Other assets	(497)	(864)
Fund management and administration payable	2,499	1,751
Compensation and benefits payable	(1,362)	(1,057)
Accounts payable and other liabilities	4,438	165

Net cash provided by operating activities	8,530	3,657
Cash flows from investing activities:
Purchase of fixed assets	(125)	(55)
Purchase of investments	(5,241)	(2,893)
Proceeds from the redemption of investments	4,437	3,267

Net cash (used in)/provided by investing activities	(929)	319
Cash flows from financing activities:
Net proceeds from sale of common stock	4,329	—
Shares repurchased	(1,033)	(1,823)
Proceeds from exercise of stock options	2,773	—

Net cash provided/(used in) by financing activities	6,069	(1,823)

Net increase in cash and cash equivalents	13,670	2,153
Cash and cash equivalents—beginning of year	25,630	14,233

Cash and cash equivalents—end of year	$39,300	$16,386

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16	$11

Noncash investing and financing activities:
Cash less exercise of stock options	$—	$391

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the calculation of diluted earnings per share in the three and six months ended June 30, 2012 and 2011, respectively.

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

Stock-Based Awards

Accounting for share-based compensation requires the measurement and recognition of compensation expense for all equity awards based on estimated fair values. The Company accounts for stock-based compensation for its employees based on the cost of employee services received in exchange for a stock-based award. Stock-based compensation is measured based on the grant-date fair value of the award and is amortized over the relevant service period.

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

Related-Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has granted WTT an exclusive license to its own indexes for operation of the WisdomTree ETFs. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At June 30, 2012 and December 31, 2011, the balance of accounts receivable from WTT was approximately $6,472 and $5,457, respectively. Revenue from advisory services provided to WTT for the three months ended June 30, 2012 and 2011 was approximately $20,230, and $16,514, respectively and for the six months ended June 30, 2012 and 2011 was approximately $39,205, and $30,787, respectively.

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

Revenues and expenses under this collaborative arrangement included in the Company’s consolidated financial statements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
ETF advisory fee revenue	$2,733	$3,304	$5,523	$5,771
Expenses:
Fund management and administration	335	366	676	692
Marketing and advertising	9	167	19	348
Sales and business development	6	27	10	46

Third party expenses	350	560	705	1,086
Net profit	2,383	2,744	4,818	4,685
Sharing	$1,147	$1,372	$2,342	$2,342

Marketing agreements—In 2010, the Company entered into agreements with two external distribution firms to serve as the external marketing agents for the WisdomTree ETFs in the U.S. independent broker-dealer channel and in Latin America. Under these agreements, the Company will pay a percentage of their advisory fee revenue, subject to caps, to the marketing agents based on incremental growth in assets under management in the respective sales channel. The Company incurred marketing fees of $82 and $140 for the three months ended June 30, 2012 and 2011, respectively The Company incurred marketing fees of $632 and $298 for the six months ended June 30, 2012 and 2011. In addition, in the first quarter of 2012, the Company terminated the marketing agreement with the firm covering the U.S. Independent broker and incurred a cancellation fee of $385 which is included in the amount described above for the six months ended June 30, 2012.

Segment, Geographic and Customer Information

The Company operates as one business segment, as an ETF sponsor and asset manager providing investment advisory services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S.

Recently Issued Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). ASU No. 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU No. 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements, which is effective for fiscal years beginning after December 15, 2011. This standard did not have a material impact on our consolidated financial statements.

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	June 30, 2012	December 31, 2011
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$9,787	$9,056

The following table summarizes unrealized gains, losses, and fair value of investments:

	June 30, 2012	December 31, 2011
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$9,787	$9,056
Gross unrealized gains	50	53
Gross unrealized losses	(86)	(112)

Fair value	$9,751	$8,997

The following table sets forth the maturity profile of investments:

	June 30, 2012	December 31, 2011
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	250	250
Due five years through ten years	805	1,134
Due over ten years	8,732	7,672

Total	$9,787	$9,056

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

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: accounts receivable, certain other current assets, accounts payable and other liabilities, fund management and administration payable, and compensation and benefits payable are categorized as Level 3.

4. Fixed Assets

The following table summarized fixed assets:

	June 30, 2012	December 31, 2011
Equipment	$720	$669
Furniture and fixtures	311	244
Leasehold improvements	1,060	1,053
Less accumulated depreciation and amortization	(1,515)	(1,369)

Total	$576	$597

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the three months ended June 30, 2012 and 2011 were approximately $348 and $259, respectively and for the six months ended June 30, 2012 and 2011 were approximately $636 and $514, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at June 30, 2012 are approximately as follows:

Remainder of 2012	$704
2013	1,344
2014	80
2015 and thereafter	—

Total	$2,128

Letter of Credit

The Company collateralizes its office lease space through a standby letter credit in the amount of $700 held as an investment in debt securities, which is included in investments on the consolidated balance sheets at June 30, 2012 and December 31, 2011.

Contingencies

The Company is subject to various routine regulatory reviews and inspections by the SEC as well as legal proceedings arising in the ordinary course of business.

On December 1, 2011, Research Affiliates, LLC filed suit against the Company in the United States District Court for the Central District of California, alleging that the fundamentally weighted investment methodology the Company employs infringes three of plaintiff’s patents, and seeking both unspecified monetary damages and an injunction to prevent further infringement. The Company filed an answer to the complaint on January 17, 2012 and believes it has strong defenses to this lawsuit. While at this early stage of the proceedings, management has determined it is not possible to determine the probability of any outcome or probability or amount of any loss and therefore has not recorded any reserves related to this lawsuit. The Company has reached an agreement with its insurance carrier whereby at the present time the carrier will fund a significant majority of the Company’s cost for defending the lawsuit subject to a $300 deductible and a reservation of rights. As of June 30, 2012, the Company recorded a receivable of $1,012 for reimbursable expenses incurred to date which has been included in litigation expense for the three and six months ended June 30, 2012.

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

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2012	20,852,614	$0.79	1,311,371
Granted	—	$—	946,996
Exercised/vested	(5,899,418)	$0.47	(591,229)
Forfeitures	(22,500)	$4.14	(23,483)

Balance at June 30, 2012	14,930,696	$0.94	1,643,655

A summary of stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employees and directors	$1,237	$854	$2,661	$2,379
Non-employees	681	651	1,372	1,245

Total	$1,918	$1,505	$4,033	$3,624

7. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(shares in thousands)		(shares in thousands)
Net income	$129	$689	$1,244	$844

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	121,920	113,950	120,551	113,708
Dilutive effect of stock options and unvested restricted stock	16,557	20,937	17,197	20,986

Weighted averages shares used in dilutive computation	138,477	134,887	137,748	134,694

Basic earnings per share	$0.00	$0.01	$0.01	$0.01
Dilutive earnings per share	$0.00	$0.01	$0.01	$0.01

Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the three and six months ending June 30, 2012 and 2011.

8. Shares Repurchased

During the six months ended June 30, 2012 and 2011, the Company repurchased 161,608 and 345,343 shares of its Company stock for an aggregate price of $1,033 and $1,823, respectively. The shares repurchased related to the vesting of restricted stock granted to employees.

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

10. ETF shareholder proxy solicitation

In the second quarter of 2012, the Company initiated and substantially completed the solicitation of proxies from the WisdomTree ETF shareholders to obtain approval for the Company to continue as investment advisor for the WisdomTree ETFs if the Company’s largest stockholder, Michael Steinhardt, who beneficially owns 25.3% of the Company’s common stock, were to sell or otherwise transfer shares of our common stock resulting in his beneficial ownership falling below 25%. The Investment Company Act presumes a change in control of the Company if Mr. Steinhardt’s ownership falls below the 25% threshold. A change in control of the Company would trigger an automatic termination of the Company’s investment advisory agreements with the WisdomTree Trust. We are also seeking approval from the WisdomTree ETF shareholders to allow us to change sub-advisors in the future from BNY-Mellon. Of the Company’s 48 ETFs, a vast majority approved these items. The Company intends to continue to solicit proxies from shareholders of the remaining ETFs and expect to complete this solicitation in the third quarter of 2012. The Company incurred $3,198 in proxy related expenses in the second quarter of 2012 and $3,264 for the first half of 2012. The Company expects to incur an additional $200 to $300 in the third quarter.

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

Our Business

We are the seventh largest sponsor of ETFs in the United States based on AUM, with AUM of approximately $15.0 billion as of June 30, 2012. An ETF is an investment fund that holds securities such as stocks or bonds and trades at approximately the same price as the net asset value of its underlying assets. ETFs offer exposure to a wide variety of investment themes, including domestic, international and emerging market equities, fixed income securities, currencies or commodities, as well as securities in specific industries and countries. We currently offer a comprehensive family of 48 ETFs, which includes 34 international and domestic equity ETFs, seven currency ETFs, five international fixed income ETFs and two alternative strategy ETFs.

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

Our revenues are highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETFs. While our AUM has increased on an annual basis, we have experienced fluctuations on a quarterly basis due to changes in net inflows and, most significantly, market movement. A significant portion of our AUM is invested in securities issued outside of the United States, in particular emerging market countries. Accordingly, our AUM and our revenues are affected by movements in global capital market levels, investor sentiment towards emerging markets and the strengthening or weakening of the U.S. dollar against other currencies. It is our belief that our ability to generate inflows into our ETFs, coupled with general stock market trends, will have the greatest impact on our business.

Market Environment

We have been and continue to operate in a challenging economic environment. Equity markets worldwide experienced positive results for the first three months of 2012 with the S&P 500, MSCI EAFE and MSCI Emerging Market indexes increasing 13%, 11% and 14%, respectively. However, concerns over European banks and sovereign debt, the unemployment rate and pace of economic recovery in the U.S. and the decreasing rate of economic growth in the emerging markets negatively impacted the equity markets. In the second quarter, the S&P 500, MSCI EAFE and MSCI Emerging Market indexes declined 3%, 7% and 9%, respectively.

During the second quarter, U.S. fixed income products experienced the greatest inflows as investors preferred the safety of these instruments given the economic environment. As the chart below illustrates, mutual funds continue to experience outflows in equities and ETFs continue to experience inflows during the first half of 2012. We believe this trend is due to the inherent benefits of ETFs—transparency, liquidity and tax efficiency:

Our Results

Our AUM increased 23.2% during the first half of 2012, from $12.2 billion at December 31, 2011 to $15.0 billion at June 30, 2012. Our AUM, however, fluctuated during the first half of 2012 based on market conditions. In the second quarter of 2012, our AUM experienced $1.0 billion of negative market movement. We also experienced record net inflows of $2.3 billion in the first quarter which slowed to $0.3 billion in the second quarter of 2012 due to the market conditions, as well as the fact that investors favored U.S fixed income products, a category in which we do not currently offer ETFs. However, our dividend based strategies in emerging markets and currency hedged Japanese equity ETFs experienced the greatest inflows in the second quarter of 2012. Our market share of industry net inflows was 1.6% in the second quarter of 2012 and 3.6% in the first half of 2012 as compared to 5.8% and 5.6% in the comparable periods in 2011. These declines were primarily due to the fact we do not currently offer U.S. fixed income ETFs, an asset class favored by investors in the current environment.

Despite these challenges, we experienced strong top line results. We recorded ETF revenues of $20.2 million in the second quarter of 2012 and $39.2 million for the first half of 2012 as compared to $16.5 million in the second quarter of 2011 and $30.8 million in the first half of 2011 primarily due to an increase in our average AUM, the measure by which our revenues are based on.

AUM
($, in billions)
12.9
11.2
12.2
15.7
15.0
Q2/11
Q3/11
Q4/11
Q1/12
Q2/12

Net Inflows
($, in millions)
1,699
179
756
2,299
338
Q2/11
Q3/11
Q4/11
Q1/12
Q2/12

Net Inflows
($, in millions)
2,963
2,637
H1/11
H1/12

Market Share
5.8%
0.9%
1.7%
4.3%
1.6%
Q2/11
Q3/11
Q4/11
Q1/12
Q2/12

Market Share
5.6%
3.6%
H1/11
H1/12

ETF Revenues
($, in millions)
16.5
17.6
16.0
19.0
20.2
Q2/11
Q3/11
Q4/11
Q1/12
Q2/12

ETF Revenues
($, in millions)
30.8
39.2
H1/11
H1/12

Other Matters

Litigation and Insurance Reimbursement

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

Our insurance carrier has agreed at this time to fund a significant majority of the cost of defending this patent infringement lawsuit, subject to a $0.3 million deductible and a reservation of rights. As such, we have recorded a receivable from our insurance carrier for $1.0 million for expenses incurred to date through June 30, 2012. We estimate our legal costs could potentially be between $4.0 and $7.5 million through the first half of 2013, before insurance reimbursement.

ETF shareholder proxy solicitation

In the second quarter of 2012, we initiated and substantially completed the solicitation of proxies from the WisdomTree ETF shareholders to obtain approval for us to continue as investment advisor for the WisdomTree ETFs if our largest stockholder, Michael Steinhardt, who beneficially owns 25.3% of our common stock, were to sell or otherwise transfer shares of our common stock resulting in his beneficial ownership falling below 25%. The Investment Company Act presumes a change in control of our Company if Mr. Steinhardt’s ownership falls below the 25% threshold. A change in control of our Company would trigger an automatic termination of our investment advisory agreements with the WisdomTree Trust. We are also seeking approval from the WisdomTree ETF shareholders to allow us to change sub-advisors in the future from BNY-Mellon. Of our 48 ETFs, a vast majority approved these items. We intend to continue to solicit proxies from shareholders of the remaining ETFs and expect to complete this solicitation in the third quarter of 2012. We incurred $3.2 million in proxy related expenses in the second quarter of 2012 and $3.3 million for the first half of 2012. We expect to incur an additional $0.2 million to $0.3 million in the third quarter of 2012.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total ETFs (in millions)
Beginning of period assets	$15,691	$12,182	$11,284	$12,182	$9,891
Inflows/(outflows)	338	2,299	1,699	2,637	2,963
Market appreciation/(depreciation)	(1,025)	1,210	(49)	185	80

End of period assets	$15,004	$15,691	$12,934	$15,004	$12,934

Average assets during the period	$15,116	$14,265	$12,062	$14,690	$11,178

ETF Industry and Market Share (in billions)
ETF industry net inflows	$20.7	$53.2	$29.2	$73.9	$53.0
WisdomTree market share of industry inflows	1.6%	4.3%	5.8%	3.6%	5.6%

International Developed Equity ETFs (in millions)
Beginning of period assets	$2,964	$2,407	$2,865	$2,407	$2,311
Inflows/(outflows)	137	302	33	439	508
Market appreciation/(depreciation)	(255)	255	(31)	—	48

End of period assets	$2,846	$2,964	$2,867	$2,846	$2,867

Average assets during the period	$2,853	$2,680	$2,854	$2,767	$2,659

Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$5,594	$3,613	$3,759	$3,613	$3,780
Inflows/(outflows)	462	1,398	344	1,860	403
Market appreciation/(depreciation)	(626)	583	(115)	(43)	(195)

End of period assets	$5,430	$5,594	$3,988	$5,430	$3,988

Average assets during the period	$5,398	$4,780	$3,863	$5,089	$3,740

US Equity ETFs (in millions)
Beginning of period assets	$4,275	$3,429	$2,218	$3,429	$2,057
Inflows/(outflows)	(113)	565	374	452	427
Market appreciation/(depreciation)	(68)	281	20	213	128

End of period assets	$4,094	$4,275	$2,612	$4,094	$2,612

Average assets during the period	$4,101	$3,990	$2,364	$4,045	$2,264

Currency ETFs (in millions)
Beginning of period assets	$881	$950	$1,467	$950	$1,179
Inflows/(outflows)	(82)	(104)	383	(186)	654
Market appreciation/(depreciation)	(30)	35	46	5	63

End of period assets	$769	$881	$1,896	$769	$1,896

Average assets during the period	$828	$935	$1,677	$881	$1,506

International Fixed Income ETFs (in millions)
Beginning of period assets	$1,735	$1,506	$902	$1,506	$564
Inflows/(outflows)	(8)	161	442	153	777
Market appreciation/(depreciation)	(29)	68	35	39	38

End of period assets	$1,698	$1,735	$1,379	$1,698	$1,379

Average assets during the period	$1,716	$1,627	$1,195	$1,671	$937

Alternative Strategy ETFs (in millions)
Beginning of period assets	$242	$277	$73	$277	$0
Inflows/(outflows)	(58)	(23)	123	(81)	194
Market appreciation/(depreciation)	(17)	(12)	(4)	(29)	(2)

End of period assets	$167	$242	$192	$167	$192

Average assets during the period	$220	$253	$109	$237	$72

Average ETF assets during the period
Emerging markets equity ETFs	36%	33%	32%	35%	34%
US equity ETFs	27%	28%	20%	27%	20%
International developed equity ETFs	19%	19%	23%	19%	24%
International fixed income ETFs	11%	12%	10%	11%	8%
Currency ETFs	6%	7%	14%	6%	13%
Alternative strategy ETFs	1%	1%	1%	2%	1%

Total	100%	100%	100%	100%	100%

Average ETF advisory fee during the period	0.54%	0.54%	0.55%	0.54%	0.56%

Number of ETFs—end of the period

International developed equity ETFs	18	18	18	18	18
US equity ETFs	12	12	12	12	12
Currency ETFs	7	7	9	7	9
International fixed income ETFs	5	5	2	5	2
Emerging markets equity ETFs	4	4	4	4	4
Alternative strategy ETFs	2	2	1	2	1

Total	48	48	46	48	46

Headcount	66	64	61	66	61

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended June 30, 2012 Compared to June 30, 2011

Revenues

	Three Months Ended June 30,		Change	Percent Change
	2012	2011
Average assets under management (in millions)	$15,116	$12,062	$3,054	25.3%
Average ETF advisory fee	0.54%	0.55%	(.01)
ETF advisory fees (in thousands)	$20,230	$16,514	$3,716	22.5%
Other income (in thousands)	163	202	(39)	(19.3%)

Total revenues (in thousands)	$20,393	$16,716	$3,677	22.0%

ETF advisory fees

ETF advisory fees revenue increased 22.5% from $16.5 million in the three months ended June 30, 2011 to $20.2 million in the comparable period in 2012. This increase was primarily due to higher average AUM. The average fee earned decreased from 0.55% in the three months ended June 30, 2011 to 0.54% in the comparable period in 2012 primarily due to a change in mix of our assets under management.

Other income

Other income decreased 19.3% from $0.16 million in the three months ended June 30, 2011 to $0.20 million in the comparable period in 2012. This decline was primarily due to a change in mix of our investments.

Expenses

(in thousands)	Three Months Ended June 30,		Change	Percent Change
	2012	2011
Compensation and benefits	5,477	4,610	867	18.8%
Fund management and administration	5,567	5,736	(169)	(2.9)%
Marketing and advertising	1,548	1,357	191	14.1%
Sales and business development	842	913	(71)	(7.8)%
Professional and consulting fees	1,401	966	435	45.0%
Occupancy, communication and equipment	375	285	90	31.6%
Depreciation and amortization	75	67	8	11.9%
Third-party sharing arrangements	1,229	1,512	(283)	(18.7)%
Other	743	457	286	62.6%
ETF shareholder proxy	3,198	—	3,198	n/a
Litigation	(191)	—	(191)	n/a
Exchange listing	—	124	(124)	n/a

Total expenses	$20,264	$16,027	$4,237	26.4%

As a Percent of Revenues:	Three Months Ended June 30,
	2012	2011
Compensation and benefits	26.9%	27.6%
Fund management and administration	27.3%	34.3%
Marketing and advertising	7.6%	8.1%
Sales and business development	4.1%	5.5%
Professional and consulting fees	6.9%	5.8%
Occupancy, communication and equipment	1.8%	1.7%
Depreciation and amortization	0.4%	0.4%
Third-party sharing arrangements	6.0%	9.0%
Other	3.6%	2.7%
ETF shareholder proxy	15.7%	0.0%
Litigation	(0.9%)	0.0%
Exchange listing	0.0%	0.7%
Total expenses	99.4%	95.9%

Compensation and benefits

Compensation and benefits expense increased 18.8% from $4.6 million in the three months ended June 30, 2011 to $5.5 million in the comparable period in 2012. This increase was primarily due to higher stock based compensation expense due to equity awards granted to our employees as part of their 2011 year end incentive compensation as well as costs associated with higher headcount. Our headcount at June 30, 2012 was 66 compared to 61 at June 30, 2011. Stock based compensation increased from $0.8 million in the three months ended June 30, 2011 to $1.2 million in the comparable period in 2012.

Fund management and administration

Fund management and administration expenses decreased 2.9% from $5.7 million in the three months ended June 30, 2011 to $5.6 million in the comparable period in 2012. Included in the three months ended June 30, 2011 was a non-recurring charge of $0.7 million related to reimbursing the WisdomTree India ETF for excess fees we collected as a result of overestimating our operating expense recapture fees for the India ETF’s fiscal year ended March 31, 2011. Partly offsetting this decrease was a $0.2 million increase in portfolio management, fund administration and accounting, index licensing and distribution fees due to higher average AUM. In addition, we incurred $0.2 million in higher auditing and legal related expenses. We had 48 ETFs at June 30, 2012 compared to 46 at June 30, 2011.

Marketing and advertising

Marketing and advertising expense increased 14.1% from $1.4 million in the three months ended June 30, 2011 to $1.5 million in the comparable period in 2012 primarily due to higher levels of online, print and television advertising to support our growth.

Sales and business development

Sales and business development expense decreased 7.8% from $0.9 million in the three months ended June 30, 2011 to $0.8 million in the comparable period in 2012 primarily due to lower new product development related spending.

Professional and consulting fees

Professional and consulting fees increased 45.0% from $1.0 million in the three months ended June 30, 2011 to $1.4 million in the comparable period in 2012. This increase was primarily due to executive recruiting fees related to our previously announced search for a new chief operating officer, as well as higher accounting and legal fees as a result of becoming a fully reporting exchange-listed company. Variable stock based compensation for equity awards granted to strategic advisors was unchanged at $0.7 million.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 31.6% from $0.3 million in the three months ended June 30, 2011 to $0.4 million in the comparable period in 2012. Beginning in the second quarter of 2012, we began occupying office space we had sub-leased to a third party.

Depreciation and amortization

Depreciation and amortization expense increased 11.9% from $0.07 million in the three months ended June 30, 2011 to $0.08 million in the comparable period in 2012 due to improvements we made to office space we had sub-leased to a third party and began occupying.

Third-party sharing arrangements

Third-party sharing arrangements decreased 18.7% from $1.5 million in the three months ended June 30, 2011 to $1.2 million in the comparable period in 2012. This decrease was primarily due to lower AUM in our currency and international fixed income ETFs subject to the profit sharing arrangements with Bank of New York Mellon.

Other

Other expenses increased 62.6% from $0.5 million in the three months ended June 30, 2011 to $0.7 million in the comparable period in 2012 primarily due to higher expenses related to being an exchange-listed company as well as higher general and administrative expenses.

Six Months Ended June 30, 2012 Compared to June 30, 2011

Revenues

	Six Months Ended June 30,		Change	Percent Change
	2012	2011
Average assets under management (in millions)	$14,690	$11,178	$3,512	31.4%
Average ETF advisory fee	0.54%	0.56%	(.02)
ETF advisory fees (in thousands)	$39,205	$30,787	$8,418	27.3%
Other income (in thousands)	358	462	(104)	(22.5%)

Total revenues (in thousands)	$39,563	$31,249	$8,314	26.6%

ETF advisory fees

ETF advisory fees revenue increased 27.3% from $30.8 million in the six months ended June 30, 2011 to $39.2 million in the comparable period in 2012. This increase was primarily due to higher average AUM. The average fee earned decreased from 0.56% in the six months ended June 30, 2011 to 0.54% in the comparable period in 2012 primarily due to a change in the mix of our assets under management.

Other income

Other income decreased 22.5% from $0.5 million in the six months ended June 30, 2011 to $0.4 million in the comparable period in 2012. This decline was primarily due to a lower separate account revenues as well as changes in the mix of our investments.

Expenses

(in thousands)	Six Months Ended June 30,		Change	Percent Change
	2012	2011
Compensation and benefits	11,334	9,827	1,507	15.3%
Fund management and administration	11,006	9,898	1,108	11.2%
Marketing and advertising	2,874	2,329	545	23.4%
Sales and business development	1,702	1,658	44	2.7%
Professional and consulting fees	2,510	1,943	567	29.2%
Occupancy, communication and equipment	676	558	118	21.1%
Depreciation and amortization	146	132	14	10.6%
Third-party sharing arrangements	2,974	2,640	334	12.7%
Other	1,352	914	438	47.9%
ETF shareholder proxy	3,264	—	3,264	n/a
Litigation	481	—	481	n/a
Exchange listing	—	506	(506)	n/a

Total expenses	$38,319	$30,405	$7,914	26.0%

As a Percent of Revenues:	Six Months Ended June 30,
	2012	2011
Compensation and benefits	28.6%	31.4%
Fund management and administration	27.8%	31.7%
Marketing and advertising	7.3%	7.5%
Sales and business development	4.3%	5.3%
Professional and consulting fees	6.3%	6.2%
Occupancy, communication and equipment	1.7%	1.8%
Depreciation and amortization	0.4%	0.4%
Third-party sharing arrangements	7.5%	8.4%
Other	3.4%	2.9%
ETF shareholder proxy	8.3%	0.0%
Litigation	1.2%	0.0%
Exchange listing	0.0%	1.6%
Total expenses	96.9%	97.3%

Compensation and benefits

Compensation and benefits expense increased 15.3% from $9.8 million in the six months ended June 30, 2011 to $11.3 million in the comparable period in 2012. This increase was primarily due to higher payroll tax from employees exercising stock options in connection with our secondary offering, expenses associated with higher headcount and higher stock based compensation expense due to equity awards granted to our employees as part of their 2011 year end incentive compensation. Stock based compensation increased from $2.3 million in the six months ended June 30, 2011 to $2.6 million in the comparable period in 2012.

Fund management and administration

Fund management and administration expenses increased 11.2% from $9.9 million in the six months ended June 30, 2011 to $11.0 million in the comparable period in 2012. This increase was due to a $1.0 million increase in portfolio management, fund administration and accounting, index licensing and distribution fees due to higher AUM. In addition, we incurred $0.3 million in higher auditing and legal related expenses due to additional ETFs. We had 48 ETFs at June 30, 2012 compared to 46 at June 30, 2011. Included in the six months ended June 30, 2011 was a non-recurring charge of $0.7 million related to reimbursing the WisdomTree India ETF for excess fees we collected as a result of overestimating our operating expense recapture fees for the India ETF’s fiscal year ended March 31, 2011.

Marketing and advertising

Marketing and advertising expense increased 23.4% from $2.3 million in the six months ended June 30, 2011 to $2.9 million in the comparable period in 2012 primarily due to higher levels of online, print and television advertising and related activities to support our growth.

Sales and business development

Sales and business development expense increased 2.7% in the six months ended June 30, 2011 primarily due to slightly higher sales related spending.

Professional and consulting fees

Professional and consulting fees increased 29.2% from $1.9 million in the six months ended June 30, 2011 to $2.5 million in the comparable period in 2012. This increase was primarily due to higher accounting and legal fees as a result of becoming a fully reporting exchange-listed company, executive recruiting fees related to our previously announced search for a new chief operating officer, as well as higher variable stock based compensation for equity awards granted to strategic advisors. Variable stock based compensation increased from $1.2 million in the six months ended June 30, 2011 to $1.4 million in the comparable period in 2012.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 21.1% from $0.6 million in the six months ended June 30, 2011 to $0.7 million in the comparable period in 2012. Beginning in the second quarter of 2012, we began occupying office space we had sub-leased to a third party.

Depreciation and amortization

Depreciation and amortization expense increased 10.6% from $0.13 million in the six months ended June 30, 2011 to $0.15 million in the comparable period in 2012 due to improvements we made to office space we had sub-leased to a third party and began occupying.

Third-party sharing arrangements

Third-party sharing arrangements increased 12.7% from $2.6 million in the six months ended June 30, 2011 to $3.0 million in the comparable period in 2012. This increase was primarily due to a charge of $0.4 million resulting from the termination of our agreement with Advisors Asset Management related to marketing our ETFs in the regional broker-dealer channel. As part of the termination, we were required to pay a fee based on asset levels raised by Advisors Asset Management at the time of the termination. This function will now be handled by our own sales and marketing force.

Other

Other expenses increased 47.9% from $0.9 million in the six months ended June 30, 2011 to $1.4 million in the comparable period in 2012 primarily due to higher expenses related to being an exchange-listed company as well as higher general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2012	December 31, 2011
Balance Sheet Data (in thousands):
Cash and cash equivalents	$39,300	$25,630
Investments	9,787	9,056
Accounts receivable	7,605	5,625
Total liabilities	(22,217)	(16,714)

	$34,475	$23,597

	Six Months Ended June 30,
	2012	2011
Cash Flow Data (in thousands):
Operating cash flows	$8,530	$3,657
Investing cash flows	(929)	319
Financing cash flows	6,069	(1,823)

Increase in cash and cash equivalents	$13,670	$2,153

Liquidity

We consider our available liquidity to be our liquid assets less our liabilities. Liquid assets consist of cash and cash equivalents, current receivables and investments. We account for investments as held to maturity securities and have the intention and ability to hold to maturity. However, if needed, such investments could be redeemed for liquidity. Cash and cash equivalents include cash on hand and non-interest-bearing and interest-bearing deposits with financial institutions. Accounts receivable primarily represents advisory fees we earn from the WisdomTree ETFs which is collected by the fifth business day of the month following the month earned. Investments represent debt instruments of U.S. government and agency securities. Our liabilities consist primarily of payments owed to vendors and third parties in the normal course of business as well as accrued year end incentive compensation for employees.

Cash and cash equivalents increased $13.7 million in the six months ended June 30, 2012 primarily due to $4.3 million we received in our secondary offering, $2.8 million received from the exercise of stock options, $8.5 million of cash flows generated by our operating activities as a result of higher revenues from higher AUM. Partly offsetting these increases was $1.0 million used to repurchase shares from our employees to cover payroll taxes due to the vesting of restricted stock awards and $0.9 million of cash flows used for investing activities.

Cash and cash equivalents increased $2.2 million in the six months ended June 30, 2011 primarily due to $3.7 million of cash flows generated by our operating activities as a result of higher revenues from higher AUM partly offset by $1.8 million used for investing activities.

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

During the first six months of 2012, we repurchased 161,608 shares from our employees at then current market prices at a cost of $1.0 million in connection with tax withholding upon vesting of restricted stock. The amount repurchased represented the required amount of tax withholding. We expect to continue purchasing shares for similar reasons.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of June 30, 2012.

		Payments Due by Period
		(in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,128	$704	$1,424	—	—

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

Income and Deferred Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. A valuation allowance is recorded to reduce the carrying values of deferred tax assets and liabilities to the amount that is more likely than not to be realized. As of June 30, 2012, we have net operating loss carry forwards and we have recognized a deferred tax asset for such carry forwards. Given the significant losses we have incurred since we began our operations, a valuation allowance has been recorded for the full amount of the deferred tax asset.

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

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $49.1 million and $34.7 million as of June 30, 2012 and December 31, 2011, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, our management, with the participation of our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, or the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As an investment advisor, we may be subject to routine reviews and inspections by the SEC, as well as legal proceedings arising in the ordinary course of business. Other than disclosed below, we are not currently party to any litigation or other legal proceedings that is expected to have a material impact on our business, financial position or results of operations.

On December 1, 2011, Research Affiliates, LLC filed a complaint in the United States District Court for the Central District of California, (Research Affiliates, LLC v. WisdomTree Investments, Inc., et. al., Case No. SACV11-01846 DOC (ANx)), naming us and our subsidiaries, as well as WisdomTree Trust, Mellon Capital Management Corporation and ALPS Distributors, Inc., as defendants. In the complaint, plaintiff alleges that the fundamentally weighted investment methodology we employ for the exchange traded funds using our indexes infringes three of plaintiff’s patents and seeks both unspecified monetary damages to be determined and an injunction to prevent further infringement. We believe we have strong defenses to this lawsuit based on our belief that (i) we do not practice the indexing methods as claimed in the asserted patents; (ii) the patents should be declared invalid because, among other reasons, there is ample evidence that the concept of fundamentals based indexing was widely known and in commercial use by asset managers and index providers well before the patent applications at issue were filed by plaintiff; and (iii) the patents should be declared unenforceable because, in connection with obtaining the asserted patents, plaintiff failed to fulfill its legal duty to disclose to the patent office relevant prior art that, if disclosed, would have resulted in the denial of the patent applications. We therefore intend to vigorously defend against plaintiff’s claims. While at this early stage of the proceedings it is not possible to determine the probability of any outcome or probability or amount of any loss, we are confident in the merits of our position. However, in the event of an unfavorable outcome, we may be required to pay monetary damages and/or, if we cannot change our indexes in a manner that does not infringe on the patents, future licensing fees or comply with injunctions, which could have an adverse effect on our business, financial condition and cash flows and the price of our common stock.

We have reached an agreement with our insurance carrier pursuant to which the carrier at the present time has agreed to fund a significant majority of the cost of defending this lawsuit above a $300,000 deductible. Both we and the carrier have reserved our respective rights under the policy.

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

	(In thousands, except per share data)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	4,528	$8.34	—	$—
May 1, 2012 to May 31, 2012	—	$—	—	$—
June 1, 2012 to June 30, 2012	—	$—	—	$—

Total	4,528	$8.34	—

(1)	The identified shares reflect restricted shares withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations that occur upon vesting and release of the restricted share. The value of the shares withheld is based upon the volume weighted average price of the common stock on the date of vesting. During the three months ended June 30, 2012, the Company repurchased 4,528 restricted shares of Company stock withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations for an aggregate price of $37,764 with an average price per share of $8.34.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Reference Exhibit No.

3.1	(1)	Form of Amended and Restated Certificate of Incorporation.	3.1

3.2	(1)	Amended and Restated Bylaws.	3.2

4.1	(1)	Specimen Common Stock Certificate.	4.1

4.2	(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3	(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4	(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5	(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

10.2	(3)	Amended and Restated License Agreement, by and between WisdomTree Investments, Inc. and WisdomTree Trust dated March 1, 2012.

10.31.1	(2)†	Further Amended and Restated Employment Agreement, by and between WisdomTree Investments, Inc. and Bruce Lavine, dated April 24, 2012.	10.31.1

31.1	(3)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rules 13a-14 of the Exchange Act.

31.2	(3)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rules 13a-14 of the Exchange Act.

32	(3)	Section 1350 Certification.

101.INS	(3)*	XBRL Instance Document

101.SCH	(3)*	XBRL Taxonomy Extension Schema Document

101.CAL	(3)*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(3)*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(3)*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2012.
(3)	Filed herewith
†	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T, the interactive data files in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ,and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2012.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
Chief Executive Officer (Authorized Officer and Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ AMIT MUNI
Amit Muni
Executive Vice President— Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)