Form 10-Q
period 2012-09-30
WisdomTree Investments, Inc.
filed 2012-11-08
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 7, 2012 there were 125,081,780 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2012

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

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,603	$25,630
Accounts receivable	9,384	5,625
Other current assets	1,783	1,601

Total current assets	50,770	32,856
Fixed assets, net	554	597
Investments	9,412	9,056
Other noncurrent assets	56	58

Total assets	$60,792	$42,567

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$9,299	$10,035
Compensation and benefits payable	3,235	4,168
Accounts payable and other liabilities	3,608	2,360

Total current liabilities	16,142	16,563
Other noncurrent liabilities	48	151

Total liabilities	16,190	16,714

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 125,081 and 116,703; outstanding:123,556 and 115,392	1,251	1,167
Additional paid-in capital	176,635	163,747
Accumulated deficit	(133,284)	(139,061)

Total stockholders’ equity	44,602	25,853

Total liabilities and stockholders’ equity	$60,792	$42,567

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
ETF advisory fees	$21,440	$17,554	$60,645	$48,341
Other income	221	182	579	644

Total revenues	21,661	17,736	61,224	48,985
Expenses:
Compensation and benefits	5,734	5,085	17,068	14,912
Fund management and administration	5,671	5,093	16,677	14,991
Marketing and advertising	862	911	3,736	3,240
Sales and business development	831	954	2,533	2,612
Professional and consulting fees	1,305	1,250	3,815	3,193
Occupancy, communication and equipment	374	288	1,050	846
Depreciation and amortization	79	68	225	200
Third party sharing arrangements	1,194	1,794	4,168	4,434
Other	859	711	2,211	1,625
ETF shareholder proxy	—	—	3,264	—
Litigation, net	219	—	700	—
Exchange listing	—	223	—	729

Total expenses	17,128	16,377	55,447	46,782

Income before provision for income taxes	4,533	1,359	5,777	2,203
Provision for income taxes	—	—	—	—

Net income	$4,533	$1,359	$5,777	$2,203

Net income per share—basic	$0.04	$0.01	$0.05	$0.02

Net income per share—diluted	$0.03	$0.01	$0.04	$0.02

Weighted-average common shares—basic	123,214	114,238	121,445	113,886

Weighted-average common shares—diluted	138,458	136,075	137,878	135,615

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$5,777	$2,203
Non-cash items included in net income:
Depreciation and amortization	225	200
Stock-based compensation	5,903	5,427
Deferred rent	(106)	(115)
Accretion to interest income and other	89	79
Changes in operating assets and liabilities:
Accounts receivable	(3,759)	(912)
Other assets	(185)	(510)
Fund management and administration payable	(736)	3,152
Compensation and benefits payable	(933)	(651)
Accounts payable and other liabilities	1,251	556

Net cash provided by operating activities	7,526	9,429
Cash flows from investing activities:
Purchase of fixed assets	(182)	(84)
Purchase of investments	(6,098)	(5,833)
Proceeds from the redemption of investments	5,657	5,116

Net cash (used in) investing activities	(623)	(801)
Cash flows from financing activities:
Net proceeds from sale of common stock	4,329	—
Shares repurchased	(1,169)	(2,130)
Proceeds from exercise of stock options	3,910	321

Net cash provided by/(used in) by financing activities	7,070	(1,809)

Net increase in cash and cash equivalents	13,973	6,819
Cash and cash equivalents—beginning of year	25,630	14,233

Cash and cash equivalents—end of year	$39,603	$21,052

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$29	$12

Noncash investing and financing activities:
Cashless exercise of stock options	$—	$391

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

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc. (“WisdomTree” or the “Company”) is a New York-based exchange-traded fund (“ETF”) sponsor and asset manager. Through its operating subsidiary, the Company provides investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree ETFs. The Company also licenses its indexes to third parties and promotes the use of WisdomTree ETFs in 401(k) plans. The Company has the following subsidiaries:

•

WisdomTree Asset Management, Inc. (“WTAM”)—a wholly owned subsidiary formed in February 2005, is an investment advisor registered with the Securities and Exchange Commission (“SEC”). WTAM provides investment advisory and other management services to WTT and the WisdomTree ETFs. In exchange for providing these services, the Company receives advisory fee revenues based on a percentage of the ETFs’ average daily net assets under management.

•	WisdomTree Retirement Services, Inc. (“WTRS”)—a wholly owned subsidiary formed in August 2007, markets with selected third parties the use of WisdomTree ETFs in 401(k) plans.

The WisdomTree ETFs are issued by WTT. WTT, a non-consolidated third-party, is a Delaware statutory trust registered with the SEC as an open-end management investment company. WTT offers ETFs across international and domestic equities, currency, fixed income and alternative asset classes. The Company has licensed the use of its own fundamentally-weighted indexes on an exclusive basis to WTT for the WisdomTree ETFs. The Board of WTT, or the Trustees, is separate from the Board of the Company. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and WTT for the benefit of the WisdomTree ETF shareholders and has contracted with the Company to provide for general management and administration services of WTT and the WisdomTree ETFs. The Company, in turn, has contracted with third parties to provide the majority of these administration services. In addition, certain officers of the Company provide general management services for WTT.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the calculation of diluted earnings per share in the three and nine months ended September 30, 2012 and 2011, respectively.

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

Related-Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has granted WTT an exclusive license to its own indexes for operation of the WisdomTree ETFs. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and WTT for the benefit of the WisdomTree ETF shareholders and has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At September 30, 2012 and December 31, 2011, the balance of accounts receivable from WTT was approximately $7,248 and $5,457, respectively. Revenue from advisory services provided to WTT for the three months ended September 30, 2012 and 2011 was $21,440 and $17,554, respectively and for the nine months ended September 30, 2012 and 2011 was $60,645 and $48,341, respectively.

Third Party Sharing Arrangements

Included in third party sharing arrangements expense are payments (reimbursements) from/(to) the Company with respect to (i) a collaborative arrangement and (ii) marketing agreements with third parties:

Collaborative Arrangement—In 2008, the Company entered into a mutual participation agreement with Mellon Capital Management Corporation (“Mellon Capital”) and The Dreyfus Corporation (“Dreyfus”) in which the parties agreed to collaborate in developing currency and fixed income ETFs under WTT. Under the agreement, the Company is responsible for operating the ETFs and providing sales, marketing and research support at its own cost. Mellon Capital and Dreyfus are responsible for providing sub-advisory, fund administration and accounting services for these collaborative ETFs at their own cost. Any revenues less third party costs, such as marketing, legal, accounting or fund management, related to these collaborative products are shared equally, including any losses (“net profit/(loss)”). The Company is responsible for arranging any third party costs related to this collaborative arrangement. This agreement will expire on December 31, 2012. The Company has determined it is the principal participant for transactions under this collaborative arrangement and as such, records these transactions on a gross basis reflecting all of the revenues and third party expenses on its consolidated financial statements in accordance with the nature of the revenue or expense. Any net profit/(loss) payments are reflected in Third Party Sharing Arrangements expense on the consolidated financial statements.

Revenues and expenses under this collaborative arrangement included in the Company’s consolidated financial statements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
ETF advisory fee revenue	$2,616	$3,882	$8,139	$9,653
Expenses:
Fund management and administration	311	381	987	1,073
Marketing and advertising	14	41	33	389
Sales and business development	7	69	17	115

Third party expenses	332	491	1,037	1,577
Net profit	2,284	3,391	7,102	8,076
Sharing	$1,113	$1,696	$3,455	$4,038

Marketing agreements—In 2010, the Company entered into agreements with two external distribution firms to serve as the external marketing agents for the WisdomTree ETFs in the U.S. independent broker-dealer channel and in Latin America, respectively. Under these agreements, the Company will pay a percentage of their advisory fee revenue, subject to caps, to the marketing agents based on incremental growth in assets under management in the respective sales channel. The Company incurred marketing fees of $81 and $98 for the three months ended September 30, 2012 and 2011, respectively. The Company incurred marketing fees of $713 and $396 for the nine months ended September 30, 2012 and 2011, respectively. In addition, in the first quarter of 2012, the Company terminated the marketing agreement with the firm covering the U.S. independent broker-dealer channel and incurred a cancellation fee of $385 which is included in the amount described above for the nine months ended September 30, 2012.

Segment, Geographic and Customer Information

The Company operates as one business segment, as an ETF sponsor and asset manager providing investment advisory services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S.

Recently Issued Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). ASU No. 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU No. 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements, which is effective for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	September 30, 2012	December 31, 2011
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$9,412	$9,056

The following table summarizes unrealized gains, losses, and fair value of investments:

	September 30, 2012	December 31, 2011
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$9,412	$9,056
Gross unrealized gains	88	53
Gross unrealized losses	(95)	(112)

Fair value	$9,405	$8,997

The following table sets forth the maturity profile of investments:

	September 30, 2012	December 31, 2011
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	—	250
Due five years through ten years	389	1,134
Due over ten years	9,023	7,672

Total	$9,412	$9,056

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

This hierarchy requires the use of observable market data when available. The Company’s held-to-maturity securities and money market investments included in cash equivalents are categorized as Level 1. The Company does not intend to sell its investments classified as held-to maturity before the recovery of their amortized cost bases which may be at maturity.

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities are categorized as Level 3.

4. Fixed Assets

The following table summarized fixed assets:

	September 30, 2012	December 31, 2011
Equipment	$778	$669
Furniture and fixtures	308	244
Leasehold improvements	1,062	1,053
Less accumulated depreciation and amortization	(1,594)	(1,369)

Total	$554	$597

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the three months ended September 30, 2012 and 2011 were approximately $351 and $267, respectively and for the nine months ended September 30, 2012 and 2011 were approximately $987 and $781, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at September 30, 2012 are approximately as follows:

Remainder of 2012	$355
2013	1,366
2014	93
2015 and thereafter	—

Total	$1,814

Letter of Credit

The Company collateralizes its office lease space through a standby letter of credit in the amount of $700 held as an investment in debt securities, which is included in investments on the consolidated balance sheets at September 30, 2012 and December 31, 2011.

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

•

All restricted stock and option awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions. Awards generally vest over one to four years.

•

Stock awards granted to advisors vest over the contractual period of the consulting arrangement. The fair value of these awards is measured at the grant dated fair value and re-measured at each reporting period. Fair value is initially determined as the closing price of the Company’s common stock on the date of grant.

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2012	20,852,614	$0.79	1,311,371
Granted	—	$0.00	1,009,114
Exercised/vested	(6,565,043)	$0.60	(771,188)
Forfeitures	(20,000)	$4.53	(23,483)

Balance at September 30, 2012	14,267,571	$0.90	1,525,814

A summary of stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employees and directors	$1,256	$995	$3,917	$3,374
Non-employees	614	808	1,986	2,053

Total	$1,870	$1,803	$5,903	$5,427

7. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(shares in thousands)		(shares in thousands)
Net income	$4,533	$1,359	$5,777	$2,203

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	123,214	114,238	121,445	113,886
Dilutive effect of stock options and unvested restricted stock	15,244	21,837	16,433	21,729

Weighted averages shares used in dilutive computation	138,458	136,075	137,878	135,615

Basic earnings per share	$0.04	$0.01	$0.05	$0.02
Dilutive earnings per share	$0.03	$0.01	$0.04	$0.02

Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of options and restricted shares to purchase shares of common stock were included in the three and nine months ending September 30, 2012 and 2011, respectively.

8. Shares Repurchased

During the nine months ended September 30, 2012 and 2011, the Company repurchased 182,172 and 383,201 shares of its Company stock for an aggregate price of $1,169 and $2,130, respectively. The shares repurchased related to the vesting of restricted stock granted to employees.

9. Financing

On February 2, 2012, the Company completed an offering of its common stock at $5.61 per share. The Company sold 1,000,000 shares and certain selling stockholders of the Company sold 15,516,587 shares. Proceeds to the Company, less commissions and other direct selling expenses, were approximately $4,329. The proceeds from the offering were used for working capital and other general corporate purposes.

10. ETF shareholder proxy solicitation

In the third quarter of 2012 the Company completed its solicitation from the WisdomTree ETF shareholders to obtain approval for the Company to continue as investment advisor for the WisdomTree ETFs if the Company’s largest stockholder, Michael Steinhardt, who beneficially owns 25.1% of the Company’s common stock, were to sell or otherwise transfer shares of the Company’s common stock resulting in his beneficial ownership falling below 25%. The Investment Company Act presumes a change in control of the Company if Mr. Steinhardt’s ownership falls below the 25% threshold, which would trigger an automatic termination of the Company’s investment advisory agreements with the WisdomTree Trust and require approval of the WisdomTree ETF shareholders to continue the agreements. Thus, this pre-approval eliminates the need for further shareholder action. In addition, the Company received approval from the WisdomTree ETF shareholders to allow the Company to change sub-advisors in the future from BNY-Mellon. For the three and nine months ended September 30, 2012 the Company incurred proxy related expense of $0 and $3,264, respectively.

11. Subsequent Events

On December 1, 2011, Research Affiliates, LLC filed suit against the Company in the United States District Court for the Central District of California, alleging that the fundamentally weighted investment methodology the Company employs infringes three of plaintiff’s patents, and seeking both unspecified monetary damages and an injunction to prevent further infringement.

On November 7, 2012, Research Affiliates, LLC agreed to withdraw its patent infringement suit against the Company and the Company agreed to withdraw its counterclaims and entered into a settlement agreement. Under the settlement, all parties will exchange releases for all existing claims. The other material terms of the settlement are as follows:

•

Research Affiliates has agreed not to sue WisdomTree for any future claims arising under any current patents held by Research Affiliates, as well as any future patents relating to fundamentally-weighted indexes and strategies that may issue under existing or future patent applications that may be filed by Research Affiliates within the next eight years, subject to reduction by up to three years if Research Affiliates is acquired. The covenant not to sue extends to service providers and customers of WisdomTree in connection with WisdomTree’s products and services.

•

WisdomTree has agreed not to sue Research Affiliates for any future claims arising under any current patents held by WisdomTree, as well as any future patents relating to fundamentally-weighted indexes and strategies that may issue under existing or future patent applications that may be filed by WisdomTree within the next eight years, subject to reduction by up to three years if WisdomTree is acquired. The covenant not to sue extends to service providers and customers of Research Affiliates in connection with Research Affiliates’ products and services.

•

Research Affiliates and WisdomTree have agreed that the covenants not to sue do not include a right under each party’s patents to copy the other party’s methodologies. They have further agreed that it is not copying if Research Affiliates introduces an index or strategy that uses at least three fundamental factors to weight its indexes and they are not predominantly dividend- or earnings-weighted, or WisdomTree introduces an index or strategy that is weighted by less than three fundamental factors.

•	The parties have also agreed not to challenge the other party’s patents or patent applications.

•	Research Affiliates has agreed to a one-time payment of $0.7 million to WisdomTree. WisdomTree and the other defendants are not required to make any current or future payments to Research Affiliates.

All other terms of the settlement are confidential and the settlement will not affect the current methodologies and fees for WisdomTree ETFs.

The Company’s insurance carrier has agreed to fund a significant majority of the cost of defending this patent infringement lawsuit, subject to a $0.3 million deductible and a reservation of rights. As of September 30, 2012, the Company incurred $2.9 million of legal defense and other associated costs and its insurance carrier has agreed to reimburse $2.3 million leading to a net amount of $0.7 million in net costs the Company incurred during the nine months ended September 30, 2012.

On October 25, 2012, the Company and BNY Mellon agreed to the early expiration of their joint venture related to the Company’s currency and certain fixed income ETFs, which will now end on December 31, 2012. The Company entered into a new fee arrangement with BNY Mellon effective January 1, 2013.

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

Our Business

We are the seventh largest sponsor of ETFs in the United States based on assets under management (“AUM”), with AUM of approximately $16.8 billion as of September 30, 2012. An ETF is an investment fund that holds securities such as stocks or bonds and trades at approximately the same price as the net asset value of its underlying assets. ETFs offer exposure to a wide variety of investment themes, including domestic, international and emerging market equities, fixed income securities, currencies or commodities, as well as securities in specific industries and countries. We currently offer a comprehensive family of 49 ETFs, which includes 35 international and domestic equity ETFs, seven currency ETFs, five international fixed income ETFs and two alternative strategy ETFs.

Through our operating subsidiary, we provide investment advisory and other management services to the WisdomTree ETFs. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETFs’ average daily net assets under management.

Our expenses are predominantly related to selling, operating and marketing our ETFs. We have contracted with third parties to provide certain operational services for the ETFs including sub-advisory, portfolio management services, fund administration, custody, accounting and other related services for the WisdomTree ETFs.

We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisors, institutional investors, private wealth managers and discount brokers. We target our ETFs for sale principally to the financial or investment advisor who acts as the intermediary between the end-client and us.

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

Market Environment

We have been and continue to operate in a challenging economic environment. Equity markets worldwide experienced positive results for the first nine months of 2012 with the S&P 500, MSCI EAFE and MSCI Emerging Market indexes increasing 16%, 10% and 12%, respectively. However, the markets have fluctuated on a quarterly basis due to general concerns over European banks and sovereign debt, inflation or economic slowdown in emerging market countries, and the unemployment rate and pace of economic recovery in the U.S. The following charts reflect the returns for three broad based equity market indexes:

Investors have favored U.S. fixed income products due to the perceived safety of these instruments given the current economic environment. As the charts below illustrate, mutual funds and ETFs experienced inflows in fixed income products; however, mutual funds continue to experience outflows in equities and ETFs continue to experience inflows. Since we launched our ETFs in June 2006, fixed income mutual funds have experienced $1.1 trillion of inflows while equity mutual funds have experienced $350 billion of outflows. Over that same time period, fixed income ETFs have experienced $200 billion of inflows and most importantly, equity ETFs experienced $600 billion of inflows, unlike mutual funds which have experienced outflows. In fact, over the last five years, ETF inflows have represented 50% of the combined flows into mutual fund and ETF products. We believe this increasing trend will continue due to the inherent benefits of ETFs—transparency, liquidity and tax efficiency.

Our Results

Despite the challenging markets, our AUM increased 37.8% during the first nine months of 2012, from $12.2 billion at December 31, 2011 to $16.8 billion at September 30, 2012 primarily due to $3.7 billion in net inflows we generated during the first nine months of 2012. However, our AUM and net inflow levels have fluctuated during the year primarily based on market conditions. We generated $2.3 billion of net inflows during the first quarter of 2012, a record since we started our operations in June 2006. We also experienced $1.2 billion of positive market movement due to favorable market conditions for equity securities. However, in the second quarter of 2012, we only generated $0.3 billion of net inflows and suffered $1.0 billion of negative market movement due to unfavorable market sentiment to equities as well as the fact that investors favored U.S fixed income products, a category in which we do not currently offer ETFs. In the third quarter, our net inflows rebounded to $1.0 billion and we experienced $0.7 billion of positive market movement as investors again favored equity investments. During the year, ETFs using our dividend based strategies in equities, in particular emerging market equities, along with emerging market fixed income ETFs continue to lead our net inflows.

Our market share of industry inflows during the first nine months of 2012 was 2.8% as compared to 4.3% in the same period last year. Our market share has also fluctuated during 2012 starting at 4.3% in the first quarter, declining to 1.6% in the second quarter and increasing to 1.8% in the third quarter. Positive market sentiment for equity investments contributed to our strong market share in the first quarter. The decline in the second quarter was primarily due to the fact that we do not offer U.S. fixed income ETFs, an asset class favored by investors in the second quarter and currently. Equity markets were in favor in the third quarter; however, our market share did not increase significantly due to outflows we experienced in Japanese equities and lagging inflows in European equities.

Despite these challenges, we experienced growing top line results. We recorded ETF revenues of $21.4 million in the third quarter of 2012 and $60.6 million for the first nine months of 2012 as compared to $17.6 million in the third quarter of 2011 and $48.3 million in the first nine months of 2011 primarily due to an increase in our average AUM, the measure by which our revenues are based.

ETF Industry Developments

Price Competition in Market Capitalization Weighted Index ETFs

There has been significant price competition in certain broad based market capitalization weighted index ETFs sponsored by Charles Schwab, Vanguard and BlackRock’s iShares. We believe one of our key competitive strengths is that our equity ETFs are based on our own fundamentally weighted index methodology, not market capitalization weighted indexes provided by third parties such as MSCI, S&P Dow Jones or FTSE. This key competitive strength is apparent when comparing the after fee performance of our equity ETFs against their competitive market capitalization weighted indexes, which do not charge a fee. 74% of the $14.1 billion invested in our 35 equity ETFs on September 30, 2012 were in funds that, since their respective inceptions, outperformed their market capitalization-weighted or competitive benchmarks through that date. In addition, 66%, or 23 of our 35 equity ETFs, outperformed their market capitalization-weighted or competitive benchmarks since their respective inception through September 30, 2012. That is, even after fees, we believe our fundamentally weighted approach can provide investors with better risk-adjusted returns over the long term. We believe our approach differentiates us from our competitors and helps to shield us from the intense price competition occurring in broad based market capitalization weighted index ETFs.

Other Matters

Patent Litigation

On December 1, 2011, Research Affiliates, LLC filed suit against us in the United States District Court for the Central District of California, alleging that the fundamentally weighted investment methodology we employ infringes three of plaintiff’s patents, and seeking both unspecified monetary damages in an amount to be determined and an injunction to prevent further infringement.

On November 7, 2012, Research Affiliates, LLC agreed to withdraw its patent infringement suit against us and we agreed to withdraw our counterclaims and entered into a settlement agreement. Under the settlement, all parties will exchange releases for all existing claims. The other material terms of the settlement are as follows:

•

Research Affiliates has agreed not to sue WisdomTree for any future claims arising under any current patents held by Research Affiliates, as well as any future patents relating to fundamentally-weighted indexes and strategies that may issue under existing or future patent applications that may be filed by Research Affiliates within the next eight years, subject to reduction by up to three years if Research Affiliates is acquired. The covenant not to sue extends to service providers and customers of WisdomTree in connection with WisdomTree’s products and services.

•

WisdomTree has agreed not to sue Research Affiliates for any future claims arising under any current patents held by WisdomTree, as well as any future patents relating to fundamentally-weighted indexes and strategies that may issue under existing or future patent applications that may be filed by WisdomTree within the next eight years, subject to reduction by up to three years if WisdomTree is acquired. The covenant not to sue extends to service providers and customers of Research Affiliates in connection with Research Affiliates’ products and services.

•

Research Affiliates and WisdomTree have agreed that the covenants not to sue do not include a right under each party’s patents to copy the other party’s methodologies. They have further agreed that it is not copying if Research Affiliates introduces an index or strategy that uses at least three fundamental factors to weight its indexes and they are not predominantly dividend- or earnings-weighted, or WisdomTree introduces an index or strategy that is weighted by less than three fundamental factors.

•	The parties have also agreed not to challenge the other party’s patents or patent applications.

•	Research Affiliates has agreed to a one-time payment of $0.7 million to WisdomTree. WisdomTree and the other defendants are not required to make any current or future payments to Research Affiliates.

All other terms of the settlement are confidential and the settlement will not affect the current methodologies and fees for WisdomTree ETFs.

Our insurance carrier agreed to fund a significant majority of the cost of defending this patent infringement lawsuit, subject to a $0.3 million deductible and a reservation of rights. As of September 30, 2012, we incurred $2.9 million of legal defense and other associated costs and our insurance carrier has agreed to reimburse us $2.3 million leading to a net amount of $0.7 million in net costs we incurred during 2012.

Expiration of Joint Venture with BNY Mellon

In 2008, we entered into a mutual participation agreement with Mellon Capital Management Corporation and The Dreyfus Corporation, wholly owned by Bank of New York Mellon (BNY Mellon), in which we agreed to collaborate in developing currency and fixed income ETFs under the WisdomTree Trust. Under the agreement, we contributed our expertise in operating the ETFs, sales, marketing and research, and BNY Mellon contributed sub-advisory, fund administration and accounting services for these collaborated ETFs. All third-party costs and profits and losses are shared equally. This agreement was to expire in March 2013.

On October 25, 2012, we agreed to the early expiration of this agreement, which will now end on December 31, 2012 and entered into a new fee arrangement with BNY Mellon effective January 1, 2013. Under the new arrangement, BNY Mellon will continue to serve as portfolio manager to these ETFs under more traditional sub-advisory economic terms, which is expected to result in improved gross margins on these ETFs at current asset levels.

ETF shareholder proxy solicitation

In the second quarter of 2012, we initiated the solicitation of proxies from the WisdomTree ETF shareholders to obtain approval for us to continue as investment advisor for the WisdomTree ETFs if our largest stockholder, Michael Steinhardt, who beneficially owns 25.1% of our common stock, were to sell or otherwise transfer shares of our common stock resulting in his beneficial ownership falling below 25%. The Investment Company Act presumes a change in control of our Company if Mr. Steinhardt’s ownership falls below the 25% threshold, which would trigger an automatic termination of our investment advisory agreements with the WisdomTree Trust and require approval of the WisdomTree ETF shareholders to continue the agreements. Thus, this pre-approval eliminates the need for further shareholder action. We also obtained approval from the WisdomTree ETF shareholders to allow us to change sub-advisors in the future from BNY-Mellon. We completed the proxy and obtained all the votes needed in August 2012. We incurred $3.2 million in proxy related expenses during the first nine months of 2012.

Future Outlook on Certain Expenses

We expect to have changes in certain of our expenses as follows:

•

Compensation and benefits – we grant equity awards to our employees as part of their total compensation. Our executive management and Board of Directors believe very strongly that equity awards are an important part of our employees’ overall compensation package and that incentivizing our employees with equity in the Company aligns the interest of our employees with that of our stockholders. In January 2009, the Company’s Compensation Committee and Board of the Directors approved a proposal to provide eligible employees an opportunity to exercise their underwater stock options in the future at an alternative lower strike price of $1.07. To obtain the full benefit of the alternative strike price, employees are required to remain with the Company for an additional 4 years or through February 2013. In light of the fact that the majority of our employees will have significantly vested in their equity awards very shortly, we have been working with our Compensation Committee and an independent compensation consultant to create a new equity compensation program. It is anticipated that this new program will increase our stock based compensation expense in 2013 and future periods.

•

Gross margin – Our gross margin is defined as our total revenues less our fund management and administration expenses and less third party sharing arrangements. As a result of terminating our current joint venture with BNY Mellon for our currency and select fixed income ETFs at the end of 2012 and beginning a new fee arrangement with BNY Mellon effective January 1, 2013, we expect to decrease our operating costs for these ETFs, which will have the affect of increasing our overall gross margins. We expect our gross margins to be between 70-75% in the near term based on current asset levels and mix.

•

Professional fees - Included in professional fees is stock based compensation related to restricted stock or option awards we granted to senior advisers to our Board of Directors. Under generally accepted accounting principles, these awards are considered variable expenses and are re-measured each reporting period with a corresponding impact to stockholders’ equity. As such, this expense may fluctuate based upon the market price of our common stock. For the nine months ended September 30, 2012, we incurred $2.0 million in expenses related to these awards. As a result of renegotiating this arrangement on a going forward basis, we do not expect to have any variable stock based compensation after December 2012.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total ETFs (in millions)
Beginning of period assets	$15,004	$15,691	$12,934	$12,182	$9,891
Inflows/(outflows)	1,036	338	179	3,673	3,142
Market appreciation/(depreciation)	743	(1,025)	(1,929)	928	(1,849)

End of period assets	$16,783	$15,004	$11,184	$16,783	$11,184

Average assets during the period	$15,769	$15,116	$12,762	$15,051	$11,706

ETF Industry and Market Share (in billions)
ETF industry net inflows	$58.4	$20.7	$20.9	$132.3	$73.7
WisdomTree market share of industry inflows	1.8%	1.6%	0.9%	2.8%	4.3%

International Developed Equity ETFs (in millions)
Beginning of period assets	$2,846	$2,964	$2,867	$2,407	$2,311
Inflows/(outflows)	(58)	137	57	381	565
Market appreciation/(depreciation)	108	(255)	(423)	108	(375)

End of period assets	$2,896	$2,846	$2,501	$2,896	$2,501

Average assets during the period	$2,859	$2,853	$2,722	$2,798	$2,680

Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$5,430	$5,594	$3,988	$3,613	$3,780
Inflows/(outflows)	736	462	102	2,596	506
Market appreciation/(depreciation)	376	(626)	(860)	333	(1,056)

End of period assets	$6,542	$5,430	$3,230	$6,542	$3,230

Average assets during the period	$5,915	$5,398	$3,719	$5,365	$3,733

U.S. Equity ETFs (in millions)
Beginning of period assets	$4,094	$4,275	$2,612	$3,429	$2,057
Inflows/(outflows)	363	(113)	241	815	668
Market appreciation/(depreciation)	183	(68)	(330)	396	(202)

End of period assets	$4,640	$4,094	$2,523	$4,640	$2,523

Average assets during the period	$4,393	$4,101	$2,528	$4,161	$2,352

Currency ETFs (in millions)
Beginning of period assets	$769	$881	$1,896	$950	$1,179
Inflows/(outflows)	(129)	(82)	(566)	(315)	87
Market appreciation/(depreciation)	14	(30)	(136)	19	(72)

End of period assets	$654	$769	$1,194	$654	$1,194

Average assets during the period	$694	$828	$1,786	$819	$1,599

International Fixed Income ETFs (in millions)
Beginning of period assets	$1,698	$1,735	$1,379	$1,506	$564
Inflows/(outflows)	148	(8)	280	301	1,057
Market appreciation/(depreciation)	58	(29)	(166)	97	(128)

End of period assets	$1,904	$1,698	$1,493	$1,904	$1,493

Average assets during the period	$1,749	$1,716	$1,780	$1,697	$1,218

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Alternative Strategy ETFs (in millions)
Beginning of period assets	$167	$242	$192	$277	$0
Inflows/(outflows)	(24)	(58)	65	(105)	259
Market appreciation/(depreciation)	4	(17)	(14)	(25)	(16)

End of period assets	$147	$167	$243	$147	$243

Average assets during the period	$159	$220	$227	$211	$124

Average ETF assets during the period
Emerging markets equity ETFs	38%	36%	29%	36%	32%
U.S. equity ETFs	28%	27%	20%	28%	20%
International developed equity ETFs	18%	19%	22%	19%	23%
International fixed income ETFs	11%	11%	14%	11%	10%
Currency ETFs	4%	6%	14%	5%	14%
Alternative strategy ETFs	1%	1%	1%	1%	1%

Total	100%	100%	100%	100%	100%

Average ETF advisory fee during the period	0.54%	0.54%	0.55%	0.54%	0.55%

Number of ETFs—end of the period

International developed equity ETFs	18	18	18	18	18
U.S. equity ETFs	12	12	12	12	12
Currency ETFs	7	7	9	7	9
International fixed income ETFs	5	5	2	5	2
Emerging markets equity ETFs	5	4	4	5	4
Alternative strategy ETFs	2	2	2	2	2

Total	49	48	47	49	47

Headcount	70	66	64	70	64

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended September 30, 2012 Compared to September 30, 2011

Revenues

	Three Months Ended September 30,		Change	Percent Change
	2012	2011
Average assets under management (in millions)	$15,769	$12,762	$3,007	23.6%
Average ETF advisory fee	0.54%	0.55%	(0.01)
ETF advisory fees (in thousands)	$21,440	$17,554	$3,886	22.1%
Other income (in thousands)	221	182	39	21.4%

Total revenues (in thousands)	$21,661	$17,736	$3,925	22.1%

ETF advisory fees

ETF advisory fees revenue increased 22.1% from $17.6 million in the three months ended September 30, 2011 to $21.4 million in the comparable period in 2012. This increase was primarily due to higher average AUM. The average fee earned decreased from 0.55% in the three months ended September 30, 2011 to 0.54% in the comparable period in 2012 primarily due to a change in mix of our assets under management.

Other income

Other income increased 21.4% from $0.18 million in the three months ended September 30, 2011 to $0.22 million in the comparable period in 2012 primarily due to interest income earned from higher average cash balances.

Expenses

(in thousands)	Three Months Ended September 30,		Change	Percent Change
	2012	2011
Compensation and benefits	$5,734	$5,085	$649	12.8%
Fund management and administration	5,671	5,093	578	11.3%
Marketing and advertising	862	911	(49)	(5.4%)
Sales and business development	831	954	(123)	(12.9%)
Professional and consulting fees	1,305	1,250	55	4.4%
Occupancy, communication and equipment	374	288	86	29.9%
Depreciation and amortization	79	68	11	16.2%
Third-party sharing arrangements	1,194	1,794	(600)	(33.4%)
Other	859	711	148	20.8%
ETF shareholder proxy	—	—	—	n/a
Litigation	219	—	219	n/a
Exchange listing	—	223	(223)	n/a

Total expenses	$17,128	$16,377	$751	4.6%

As a Percent of Revenues:	Three Months Ended September 30,
	2012	2011
Compensation and benefits	26.5%	28.7%
Fund management and administration	26.2%	28.7%
Marketing and advertising	4.0%	5.1%
Sales and business development	3.8%	5.4%
Professional and consulting fees	6.0%	7.0%
Occupancy, communication and equipment	1.7%	1.6%
Depreciation and amortization	0.4%	0.4%
Third-party sharing arrangements	5.5%	10.1%
Other	4.0%	4.0%
ETF shareholder proxy	0.0%	0.0%
Litigation	1.0%	0.0%
Exchange listing	0.0%	1.3%

Total expenses	79.1%	92.3%

Compensation and benefits

Compensation and benefits expense increased 12.8% from $5.1 million in the three months ended September 30, 2011 to $5.7 million in the comparable period in 2012. This increase was primarily due to higher stock based compensation expense due to equity awards granted to our employees as part of their 2011 year end incentive compensation, higher accrued incentive compensation due to our strong results, as well as costs associated with higher headcount. Our headcount at September 30, 2012 was 70 compared to 64 at September 30, 2011. Stock based compensation increased from $0.9 million in the three months ended September 30, 2011 to $1.2 million in the comparable period in 2012.

Fund management and administration

Fund management and administration expenses increased 11.3% from $5.1 million in the three months ended September 30, 2011 to $5.7 million in the comparable period in 2012. Higher average AUM resulted in a $0.3 million increase in portfolio management, fund administration and accounting, index licensing and distribution fees. This expense also increased due to additional ETFs we launched during the period. We had 49 ETFs at September 30, 2012 compared to 47 at September 30, 2011.

Marketing and advertising

Marketing and advertising expense decreased 5.4% from $0.91 million in the three months ended September 30, 2011 to $0.86 million in the comparable period in 2012 primarily due to lower levels of advertising.

Sales and business development

Sales and business development expense decreased 12.9% from $1.0 million in the three months ended September 30, 2011 to $0.8 million in the comparable period in 2012 primarily due to lower new product development related spending.

Professional and consulting fees

Professional and consulting fees increased 4.4% from $1.25 million in the three months ended September 30, 2011 to $1.30 million in the comparable period in 2012. This increase was primarily due to executive recruiting fees related to our search for a chief operating officer, which was completed. In addition, we incurred higher accounting and legal fees as a result of becoming a fully reporting exchange-listed company. Partly offsetting these increases was a decrease in variable stock based compensation for equity awards granted to strategic advisors which declined $0.2 million due to a reduction in our average stock price.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 29.9% from $0.3 million in the three months ended September 30, 2011 to $0.4 million in the comparable period in 2012. Beginning in the second quarter of 2012, we began occupying office space we had previously sub-leased to a third party.

Depreciation and amortization

Depreciation and amortization expense increased 16.2% from $0.07 million in the three months ended September 30, 2011 to $0.08 million in the comparable period in 2012 due to the amortization of improvements we made to office space we had sub-leased to a third party and began occupying.

Third-party sharing arrangements

Third-party sharing arrangements decreased 33.4% from $1.8 million in the three months ended September 30, 2011 to $1.2 million in the comparable period in 2012. This decrease was primarily due to lower AUM in our currency and international fixed income ETFs subject to the profit sharing arrangements with BNY Mellon.

Other

Other expenses increased 20.8% from $0.7 million in the three months ended September 30, 2011 to $0.9 million in the comparable period in 2012 primarily due to higher expenses related to being an exchange-listed company as well as higher general and administrative expenses.

Nine Months Ended September 30, 2012 Compared to September 30, 2011

Revenues

	Nine Months Ended September 30,		Change	Percent Change
	2012	2011
Average assets under management (in millions)	$15,051	$11,706	$3,345	28.6%
Average ETF advisory fee	0.54%	0.55%	(0.01)
ETF advisory fees (in thousands)	$60,645	$48,341	$12,304	25.5%
Other income (in thousands)	579	644	(65)	(10.1%)

Total revenues (in thousands)	$61,224	$48,985	$12,239	25.0%

ETF advisory fees

ETF advisory fees revenue increased 25.5% from $48.3 million in the nine months ended September 30, 2011 to $60.6 million in the comparable period in 2012. This increase was primarily due to higher average AUM. The average fee earned decreased from 0.55% in the nine months ended September 30, 2011 to 0.54% in the comparable period in 2012 primarily due to a change in the mix of our assets under management.

Other income

Other income decreased 10.1% from $0.64 million in the nine months ended September 30, 2011 to $0.58 million in the comparable period in 2012. This decline was primarily due to a lower separate account revenues as well as changes in the mix of our investments.

Expenses

(in thousands)	Nine Months Ended September 30,		Change	Percent Change
	2012	2011
Compensation and benefits	$17,068	$14,912	$2,156	14.5%
Fund management and administration	16,677	14,991	1,686	11.2%
Marketing and advertising	3,736	3,240	496	15.3%
Sales and business development	2,533	2,612	(79)	(3.0%)
Professional and consulting fees	3,815	3,193	622	19.5%
Occupancy, communication and equipment	1,050	846	204	24.1%
Depreciation and amortization	225	200	25	12.5%
Third-party sharing arrangements	4,168	4,434	(266)	(6.0%)
Other	2,211	1,625	586	36.1%
ETF shareholder proxy	3,264	—	3,264	n/a
Litigation	700	—	700	n/a
Exchange listing	—	729	(729)	n/a

Total expenses	$55,447	$46,782	$8,665	18.5%

As a Percent of Revenues:	Nine Months Ended September 30,
	2012	2011
Compensation and benefits	27.9%	30.5%
Fund management and administration	27.3%	30.6%
Marketing and advertising	6.1%	6.6%
Sales and business development	4.2%	5.3%
Professional and consulting fees	6.2%	6.5%
Occupancy, communication and equipment	1.7%	1.7%
Depreciation and amortization	0.4%	0.4%
Third-party sharing arrangements	6.8%	9.1%
Other	3.6%	3.3%
ETF shareholder proxy	5.3%	0.0%
Litigation	1.1%	0.0%
Exchange listing	0.0%	1.5%

Total expenses	90.6%	95.5%

Compensation and benefits

Compensation and benefits expense increased 14.5% from $14.9 million in the nine months ended September 30, 2011 to $17.1 million in the comparable period in 2012. This increase was primarily due to higher stock based compensation expense due to equity awards granted to our employees as part of their 2011 year end incentive compensation. Stock based compensation increased from $3.2 million in the nine months ended September 30, 2011 to $3.8 million in the comparable period in 2012. In addition, we incurred higher payroll tax from employees exercising stock options in connection with our secondary offering. Lastly, we incurred additional costs associated with higher headcount. Our headcount at September 30, 2012 was 70 compared to 64 at September 30, 2011.

Fund management and administration

Fund management and administration expenses increased 11.2% from $15.0 million in the nine months ended September 30, 2011 to $16.7 million in the comparable period in 2012. This increase was due to a $1.3 million increase in portfolio management, fund administration and accounting, index licensing and distribution fees due to higher AUM. In addition, we incurred $0.3 million in higher auditing and legal related expenses due to the launch of additional ETFs during the period. We had 49 ETFs at September 30, 2012 compared to 47 at September 30, 2011. Included in the nine months ended September 30, 2011 was a charge of $0.7 million related to reimbursing the WisdomTree India ETF for excess fees we collected as a result of overestimating our operating expense recapture fees for the India ETF’s fiscal year ended March 31, 2011.

Marketing and advertising

Marketing and advertising expense increased 15.3% from $3.2 million in the nine months ended September 30, 2011 to $3.7 million in the comparable period in 2012 primarily due to higher levels of online, print and television advertising and related activities to support our growth.

Sales and business development

Sales and business development expense decreased 3.0% from $2.6 million in the nine months ended September 30, 2011 compared to $2.5 million in the comparable period in 2012 primarily due to lower levels of spending for new product development related activities.

Professional and consulting fees

Professional and consulting fees increased 19.5% from $3.2 million in the nine months ended September 30, 2011 to $3.8 million in the comparable period in 2012. This increase was primarily due to higher accounting and legal fees as a result of becoming a fully reporting exchange-listed company and executive recruiting fees related to our search for a chief operating officer which was completed. Partly offsetting these increases was a decrease in variable stock based compensation for equity awards granted to strategic advisors which declined from $2.1 million in the nine months ended September 30, 2011 to $2.0 million in the comparable period in 2012.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 24.1% from $0.8 million in the nine months ended September 30, 2011 to $1.1 million in the comparable period in 2012. Beginning in the second quarter of 2012, we began occupying office space we previously had sub-leased to a third party.

Depreciation and amortization

Depreciation and amortization expense increased 12.5% from $0.20 million in the nine months ended September 30, 2011 to $0.23 million in the comparable period in 2012 due to the amortization of improvements we made to office space we had sub-leased to a third party and began occupying.

Third-party sharing arrangements

Third-party sharing arrangements decreased 6.0% from $4.4 million in the nine months ended September 30, 2011 to $4.2 million in the comparable period in 2012. This decrease was primarily due to lower AUM in our currency and international fixed income ETFs subject to the profit sharing arrangements with BNY Mellon. Partly offsetting this decrease was a charge of $0.4 million resulting from the termination of our agreement with Advisors Asset Management related to marketing our ETFs in the independent broker-dealer channel. As part of the termination, we were required to pay a fee based on asset levels raised by Advisors Asset Management at the time of the termination. This function is now being handled by our own sales and marketing force.

Other

Other expenses increased 36.1% from $1.6 million in the nine months ended September 30, 2011 to $2.2 million in the comparable period in 2012 primarily due to higher expenses related to being an exchange-listed company as well as higher general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2012	December 31, 2011
Balance Sheet Data (in thousands):
Cash and cash equivalents	$39,603	$25,630
Investments	9,412	9,056
Accounts receivable	9,384	5,625
Total liabilities	(16,190)	(16,714)

	$42,209	$23,597

	Nine Months Ended September 30,
	2012	2011
Cash Flow Data (in thousands):
Operating cash flows	$7,526	$9,429
Investing cash flows	(623)	(801)
Financing cash flows	7,070	(1,809)

Increase in cash and cash equivalents	$13,973	$6,819

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

Cash and cash equivalents increased $14.0 million in the nine months ended September 30, 2012 primarily due to $7.5 million of cash flows generated by our operating activities as a result of higher revenues from higher AUM, $4.3 million we received in our secondary offering and $3.9 million received from the exercise of stock options. Partly offsetting these increases was $1.2 million used to repurchase shares from our employees to cover payroll taxes due to the vesting of restricted stock awards and $0.6 million of cash flows used for investing activities.

Cash and cash equivalents increased $6.8 million in the nine months ended September 30, 2011 primarily due to $9.4 million of cash flows generated by our operating activities as a result of higher revenues from higher AUM partly offset by $2.1 million used to repurchase shares from our employees to cover payroll taxes due to the vesting of restricted stock awards and $0.8 million of cash flows used for investing activities.

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

During the first nine months of 2012, we repurchased 182,172 shares from our employees at then current market prices at a cost of $1.2 million in connection with tax withholding upon vesting of restricted stock. The amount repurchased represented the required amount of tax withholding. We expect to continue purchasing shares for similar reasons.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of September 30, 2012.

		Payments Due by Period
		(in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$1,814	$355	$1,459	—	—

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

Income and Deferred Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. A valuation allowance is recorded to reduce the carrying values of deferred tax assets and liabilities to the amount that is more likely than not to be realized. As of September 30, 2012, we have net operating loss carry forwards and we have recognized a deferred tax asset for such carry forwards. Given the significant losses we have incurred since we began our operations, a valuation allowance has been recorded for the full amount of the deferred tax asset.

Recently Issued Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU No. 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU No. 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements, which is effective for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $49.0 million and $34.7 million as of September 30, 2012 and December 31, 2011, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, our management, with the participation of our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 7, 2012, Research Affiliates, LLC agreed to withdraw its patent infringement suit against us and we agreed to withdraw our counterclaims and entered into a settlement agreement. Under the settlement, all parties will exchange releases for all existing claims. The other material terms of the settlement are as follows:

•

Research Affiliates has agreed not to sue WisdomTree for any future claims arising under any current patents held by Research Affiliates, as well as any future patents relating to fundamentally-weighted indexes and strategies that may issue under existing or future patent applications that may be filed by Research Affiliates within the next eight years, subject to reduction by up to three years if Research Affiliates is acquired. The covenant not to sue extends to service providers and customers of WisdomTree in connection with WisdomTree’s products and services.

•

WisdomTree has agreed not to sue Research Affiliates for any future claims arising under any current patents held by WisdomTree, as well as any future patents relating to fundamentally-weighted indexes and strategies that may issue under existing or future patent applications that may be filed by WisdomTree within the next eight years, subject to reduction by up to three years if WisdomTree is acquired. The covenant not to sue extends to service providers and customers of Research Affiliates in connection with Research Affiliates’ products and services.

•

Research Affiliates and WisdomTree have agreed that the covenants not to sue do not include a right under each party’s patents to copy the other party’s methodologies. They have further agreed that it is not copying if Research Affiliates introduces an index or strategy that uses at least three fundamental factors to weight its indexes and they are not predominantly dividend- or earnings-weighted, or WisdomTree introduces an index or strategy that is weighted by less than three fundamental factors.

•	The parties have also agreed not to challenge the other party’s patents or patent applications.

•	Research Affiliates has agreed to a one-time payment of $0.7 million to WisdomTree. WisdomTree and the other defendants are not required to make any current or future payments to Research Affiliates.

All other terms of the settlement are confidential and the settlement will not affect the current methodologies and fees for WisdomTree ETFs.

Our insurance carrier agreed to fund a significant majority of the cost of defending this patent infringement lawsuit, subject to a $0.3 million deductible and a reservation of rights. As of September 30, 2012, we incurred $2.9 million of legal defense and other associated costs and our insurance carrier has agreed to reimburse us $2.3 million leading to a net amount of $0.7 million in net costs we incurred during 2012.

ITEM 1A.	RISK FACTORS

You should carefully consider the information set forth in this report, as well as the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	—	$—	—	$—
August 1, 2012 to August 31, 2012	20,564	$6.64	—	$—
September 1, 2012 to September 30, 2012	—	$—	—	$—

Total	20,564	$6.64	—

(1)	The identified shares reflect restricted shares withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations that occur upon vesting and release of the restricted share. The value of the shares withheld is based upon the volume weighted average price of the common stock on the date of vesting. During the three months ended September 30, 2012, the Company repurchased 20,564 restricted shares of Company stock withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations for an aggregate price of $136,545 with an average price per share of $6.64.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Reference Exhibit No.

3.1	(1)	Form of Amended and Restated Certificate of Incorporation.	3.1

3.2	(1)	Amended and Restated Bylaws.	3.2

4.1	(1)	Specimen Common Stock Certificate.	4.1

4.2	(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3	(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4	(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5	(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

10.1†	(2)	Employment Agreement, by and between WisdomTree Investments, Inc. and Gregory Barton, dated October 10, 2012.	10.1

31.1	(3)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act.

31.2	(3)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act.

Exhibit No.		Description	Reference Exhibit No.

32	(3)	Section 1350 Certification.

101.INS	(3)*	XBRL Instance Document

101.SCH	(3)*	XBRL Taxonomy Extension Schema Document

101.CAL	(3)*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(3)*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(3)*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2012.
(3)	Filed herewith
†	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T, the interactive data files in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ,and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of November, 2012.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ AMIT MUNI
Amit Muni
Executive Vice President— Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)