Form 10-K/A
period 2012-12-31
WisdomTree Investments, Inc.
filed 2013-04-26
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

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

At April, 23, 2013, there were 127,666,755 shares of the registrant’s Common Stock outstanding (voting shares).

Explanatory Note

This amendment to the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”) of WisdomTree Investments, Inc. is being filed for the purpose of providing Part III information as required by certain Rules under Regulation S-K as follows:

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

Item 15. Exhibits, Financial Statement Schedules

This amendment also amends Part IV to add as exhibits certain new certifications in accordance with the Exchange Act.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way disclosures made in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than expressly indicated in this Form 10-K/A and this amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 15, 2013.

Unless the context requires otherwise, references to “WisdomTree,” the “Company,” “we,” “our,” “us” or like terms refer to WisdomTree Investments, Inc. and its subsidiaries.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names, ages and positions of each of our directors and executive officers as of March 15, 2013 are as follows:

Name	Age	Position
Jonathan L. Steinberg	48	Chief Executive Officer, President and Director
Gregory Barton	51	Executive Vice President—Operations and Chief Operating Officer
Bruce I. Lavine	46	Vice Chairman (non-executive) and Director
Amit Muni	44	Executive Vice President—Finance and Chief Financial Officer
Luciano Siracusano, III	47	Executive Vice President—Head of Sales and Chief Investment Strategist
Peter M. Ziemba	55	Executive Vice President—Business and Legal Affairs and Chief Legal Officer
Michael Steinhardt(2)(3)	72	Non-Executive Chairman of the Board
Steven L. Begleiter	51	Director
Anthony Bossone(1)	41	Director
R. Jarrett Lilien(1)(2)(3)	51	Director
James D. Robinson, IV(3)	50	Director
Frank Salerno(1)(2)(4)	53	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee
(4)	Lead Independent Director

The following paragraphs provide information, as of the date of this Report, about our directors and executive officers. The information presented includes information about each of our directors’ specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director.

Jonathan L. Steinberg founded our Company and has served as our Chief Executive Officer since October 1988 and since August 2012, he has also served as our President. He has been a member of our Board of Directors since October 1988, serving as Chairman of the Board of Directors from October 1988 to November 2004. He also served as Editor-in-Chief of Individual Investor and Ticker magazines, two magazines formerly published by our Company. Mr. Steinberg, together with Mr. Siracusano, was responsible for the creation and development of our proprietary index methodology. Prior to founding WisdomTree, Mr. Steinberg was employed as an analyst in the Mergers and Acquisitions Department of Bear Stearns & Co. Inc., an investment banking firm, from 1986 to 1988. Mr. Steinberg is the author of Midas Investing, published by Times Books, a division of Random House, Inc. He attended The Wharton School of Business at the University of Pennsylvania. We believe Mr. Steinberg’s qualifications to serve on the Board of Directors include his extensive knowledge of our business, his experience in founding and developing our fundamentally weighted index methodology, as well as his corporate and strategic vision, which provide strategic guidance to the board. As our Chief Executive Officer and President, Mr. Steinberg provides essential insight and guidance to the board from a management perspective.

Gregory Barton has served as our Executive Vice President—Operations and Chief Operating Officer since October 2012. Before joining our Company, Mr. Barton served as Executive Vice President Business and Legal Affairs, General Counsel and Secretary of TheStreet, Inc., a financial media company, from June 2009 to July

2012, following his service as General Counsel and Secretary of Martha Stewart Living Omnimedia, Inc., a media and merchandising company, from October 2007 to August 2008. From October 2004 to October 2007, Mr. Barton served as Executive Vice President, Licensing and Legal Affairs, General Counsel and Secretary, and from November 2002 to October 2004, as Executive Vice President, General Counsel and Secretary, of Ziff Davis Media Inc., a technology media company. Preceding Ziff Davis, Mr. Barton served in a variety of positions at the Company (then known as Individual Investor Group, Inc.) from August 1998 to November 2002, including President, Chief Financial Officer and General Counsel; and prior to that was Vice President, Corporate and Legal Affairs, and General Counsel of Alliance Semiconductor Corporation, an integrated circuit company, from May 1995 to August 1998. Mr. Barton was previously an attorney at the law firm of Gibson, Dunn & Crutcher LLP. From June 2006 through October 2012 Mr. Barton served as an Independent Trustee and Chairman of the Audit Committee for the WisdomTree Trust. Mr. Barton received a B.A. degree, summa cum laude, from Claremont McKenna College and a J.D. degree, magna cum laude, from Harvard Law School.

Bruce I. Lavine has served as our Vice Chairman (non-executive) since August 2012, and previously served as our President and Chief Operating Officer from May 2006 until August 2012. Mr. Lavine has been a member of our Board of Directors since January 2007. From 1998 to 2006, he was employed by Barclays Global Investors, an asset management firm, in the following positions: from 1998 to 1999, he served as Director, Financial Planning, Global Finance; from 1999 to 2003, he served as Chief Financial Officer, Director of New Product Development, U.S. iShares and Individual Investor Business; and from 2003 to May 2006 he served as Head of iShares Exchange Traded Funds, Europe. From 1995 to 1998, Mr. Lavine served as the Manager of Business Planning at Sequel, Inc., a computer hardware services company. From 1991 to 1994, Mr. Lavine was employed by Bristol-Myers Squibb Company, a pharmaceutical company, first as a financial associate and then as a senior treasury analyst. Mr. Lavine received a B.S. with distinction in Commerce and an M.B.A. in Finance from the University of Virginia. Mr. Lavine is a Chartered Financial Analyst. We believe Mr. Lavine’s qualifications to serve on the Board of Directors include his many years of experience in senior management positions in the ETF industry and extensive knowledge of our business.

Amit Muni has served as our Executive Vice President—Finance and Chief Financial Officer since March 2008. Prior to joining our Company, Mr. Muni served as Controller and Chief Accounting Officer of International Securities Exchange Holdings, Inc., an electronic options exchange, from 2003 until March 2008. Mr. Muni was Vice President, Finance, of Instinet Group Incorporated, an electronic agency broker-dealer, from 2000 to 2003. From 1996 until 2000, Mr. Muni was employed as a Manager of the Financial Services Industry Practice of PricewaterhouseCoopers LLP, an accounting firm. From 1991 until 1996, Mr. Muni was an accountant and a senior auditor for National Securities Clearing Corporation, a firm that provides centralized clearing, information and settlement services to the financial industry. Mr. Muni received a B.B.A. in Accounting from Pace University and is a Certified Public Accountant.

Luciano Siracusano, III has served as our Executive Vice President—Head of Sales and Chief Investment Strategist since March 2011. From October 2008 to March 2011, Mr. Siracusano served as our Director of Sales and Chief Investment Strategist. Prior to serving in those positions, Mr. Siracusano served as our Director of Research from 2001 until October 2008, and as a research analyst and editor of our various media publications from 1999 until 2001. Mr. Siracusano, together with Mr. Steinberg, was responsible for the creation and development of our fundamentally weighted index methodology. Prior to joining our Company in 1999, Mr. Siracusano was an Equity Analyst at Value Line, Inc., an investment research firm, from 1998 to 1999. Preceding his career in finance, Mr. Siracusano served as Special Assistant to HUD Secretary Henry Cisneros and as a Special Assistant to New York Governor Mario Cuomo. Mr. Siracusano received his B.A. in Political Science from Columbia University.

Peter M. Ziemba has served as our Executive Vice President—Business and Legal Affairs since January 2008 and Chief Legal Officer since March 2011. From April 2007 to March 2011, Mr. Ziemba served as our General Counsel. Prior to joining our Company, Mr. Ziemba was a partner in the Corporate and Securities department of Graubard Miller, which served as our primary corporate counsel, from 1991 to 2007, and was employed as an associate at that firm beginning in 1982. Mr. Ziemba received his B.A. in History with university honors from Binghamton University and his J.D. cum laude from Benjamin N. Cardozo School of Law. Mr. Ziemba served as a director of our Company from 1996 to 2003.

Michael Steinhardt has served as our non-executive Chairman of the Board since November 2004. From 1967 through 1995, Mr. Steinhardt served as Senior Managing Partner of Steinhardt Partners, L.P., a private investment company, and related investment entities. In 1995, Mr. Steinhardt closed Steinhardt Partners and eliminated his involvement in managing client assets. He founded and now serves as President of Steinhardt Management Co., Inc., which currently manages a single private investment fund investing in other funds managed by independent investment managers. Mr. Steinhardt currently devotes most of his time and financial resources to Jewish philanthropic causes, directed through The Steinhardt Foundation for Jewish Life for which he serves as Chairman. Mr. Steinhardt is the co-founder of Birthright Israel and he serves on its Board of Trustees and is a major supporter. He also serves as Co-Chair of the Areivim Philanthropic Group. He also serves on the Board of Trustees of New York University, Brandeis University and the Steinhardt Family Foundation and on the Board of Directors of the Taub Center for Social Policy Studies in Israel. Mr. Steinhardt received his B.S. in Economics from The Wharton School of Business of the University of Pennsylvania. We believe Mr. Steinhardt’s qualifications to serve on the Board of Directors include his extensive years of experience as a founder of a private investment management company. The board also benefits from his perspective and knowledge of financial markets as well as his strategic vision. On January 6, 2012, the Court of Chancery of the State of Delaware issued an opinion imposing sanctions on the chairman of our Board of Directors, Mr. Steinhardt, which required him, among other things, to self-report certain trading activity not involving the Company’s securities to the SEC. Mr. Steinhardt’s actions did not involve the Company. For more details, see the section entitled “Involvement in Certain Legal Proceedings.”

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

R. Jarrett Lilien has served as a member of our Board of Directors since November 2008. Since January 2009, Mr. Lilien has served as Managing Partner of Bendigo Partners, a private equity and consulting firm focused on technology-enabled financial service companies, which he co-founded. Between 1999 and May 2008, Mr. Lilien was employed by E*Trade Financial Corporation, a brokerage and financial services firm, holding various positions including President and Chief Operating Officer, from 2003 to May 2008, and Acting Chief Executive Officer, from November 2007 until March 2008. Prior to his service at E*Trade, Mr. Lilien was Chief Executive Officer of TIR Securities, a global institutional brokerage firm that he co-founded in 1989 and which was later sold to E*Trade. Prior to TIR Securities, Mr. Lilien held various positions at Paine Webber and Autranet, Inc., a division of Donaldson, Lufkin & Jenrette, Inc., both brokerage and financial service firms. Mr. Lilien currently serves as President of the Jazz Foundation of America and is on the Board of Directors of the Baryshnikov Arts Center and on the Advisory Board of WFUV FM Radio. Mr. Lilien received his B.A. in Economics from the University of Vermont. We believe Mr. Lilien’s qualifications to serve on the Board of Directors include his experience in founding and building financial services companies. The board also benefits from his extensive leadership experience and his ability to provide strategic guidance.

James D. Robinson, IV has served as a member of our Board of Directors since November 2004. Mr. Robinson is a Managing Partner of RRE Ventures, LLC, a venture capital firm primarily focused on technology companies, which he co-founded in 1994. From 1992 to 1994 Mr. Robinson was employed by Hambrecht & Quist Venture Capital, a venture capital firm, where he served as a General Partner for several investment funds for the firm. From 1986 to 1992, he was employed by JP Morgan & Company, where he worked on technology-related assignments, first within the Global Exposure Management group building risk management systems, and later as an investment banker in the Corporate Finance group focused on technology and communications companies. Mr. Robinson serves on the Board of Directors of numerous companies held in the investment portfolios of the RRE Ventures-affiliated funds. Mr. Robinson received a B.A. with a double degree in Computer Science and Business Administration from Antioch College and an M.B.A. from Harvard University. We believe Mr. Robinson’s qualifications to serve on the Board of Directors include his experience in building and financing companies from earliest stages of growth. In addition, Mr. Robinson’s venture capital experience as well as his insight into capital formation enables him to provide the board with valuable strategic advice.

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

Board Composition

Our Board of Directors currently consists of eight members. Our Nominating Committee and Board of Directors consider a broad range of factors relating to the qualifications and background of nominees. We have no formal policy regarding board diversity. Our Nominating Committee’s and Board of Directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, and professional and personal experiences and expertise relevant to our growth strategy.

Our Board of Directors is divided into three staggered classes of directors of the same or nearly the same number. At each annual meeting of the stockholders, a class of directors will be elected for a three year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held in 2013 for Class II directors, 2014 for Class III directors and 2015 for Class I directors.

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

In a private placement of our common stock in November 2009, we entered into a Securities Purchase Agreement that provided, among other things that as long as Michael Steinhardt individually, and RRE Ventures III-A, L.P., RRE Ventures Fund III, L.P., and RRE Ventures III, L.P. (collectively the “RRE Entities”), collectively, beneficially own at least 10,000,000 shares of common stock, they each shall have the independent right to require the Company to either (i) appoint a designee, reasonably acceptable to our Board of Directors, as a member of our Board of Directors, or (ii) provide a designee with notice of all board meetings and copies of all materials delivered to members of our Board of Directors and permit such designee to attend and observe each meeting of our Board of Directors. We further agreed that Mr. Steinhardt and James D. Robinson, IV, as the designees of Mr. Steinhardt and the RRE Entities, respectively, were acceptable designees of Mr. Steinhardt and the RRE Entities, respectively. Mr. Steinhardt continues to beneficially owns at least 10,000,000 shares of our common stock and therefore continues to be contractually entitled to designate a director or an observer. The beneficial ownership of the RRE Entities was reduced to 1,263,789 shares in connection with the public offering in November 2012, and thus the RRE Entities are no longer contractually entitled to designate a director or observer.

Board Leadership Structure and Board’s Role in Risk Oversight

The positions of Chairman of the Board and Chief Executive Officer are separated. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the chairman of the board to lead the Board of Directors in its fundamental role of providing advice to, and independent oversight of, management. Our Board of Directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the Board of Directors’ oversight responsibilities continue to grow. While our by-laws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, our Board of Directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

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

Nominating Committee. Messrs. Steinhardt, Lilien and Robinson currently serve on the Nominating Committee, which is chaired by Mr. Steinhardt. The Nominating Committee’s responsibilities include:

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

Compensation Committee Interlocks and Insider Participation

During 2012, none of our executive officers served as: (i) a member of the Compensation Committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee or (iii) a member of the Compensation Committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board of Directors.

Involvement in Certain Legal Proceedings

The Chairman of our Board of Directors and beneficial owner of approximately 15.4% of our common stock, Michael Steinhardt, was the plaintiff in a civil class action filed in the Court of Chancery of the State of Delaware, in a case entitled Michael Steinhardt, Herbert Chen, Derek Sheeler, Steinhardt Overseas Management, L.P., and Ilex Partners, L.L.C., v. Robert Howard-Anderson, Steven Krausz, Robert Abbott, Robert Bylin, Thomas Pardun, Brian Strom, Albert Moyer, and Occam Networks, Inc., C.A. No. 5878-VCL. Occam Networks, Inc., was a publicly traded Delaware corporation that announced on September 16, 2010, that it had entered into merger agreement with Calix, Inc., another publicly traded company in the telecommunications equipment industry. Plaintiffs, Occam shareholders, filed the class action challenging the merger. As part of these proceedings, the court entered a confidentiality order to protect the non-public information that would be exchanged in discovery. This order contained both a general requirement that non-public information produced in the action be used solely for purposes of the litigation and a specific restriction against purchasing, selling, or otherwise trading in the securities of Occam or Calix on the basis of such information. Beginning on December 28, 2010, Mr. Steinhardt began short-selling Calix stock as a way to exit his Occam position. The defendants filed a motion for sanctions on the basis that Delaware law prohibits plaintiff-fiduciaries from trading stock while they are in possession of non-public information they obtained in discovery. After conducting an evidentiary hearing, the court granted the defendants’ motion for sanctions with respect to Mr. Steinhardt and his affiliated funds on January 6, 2012. The court dismissed Mr. Steinhardt and his affiliated funds from the case with prejudice, barred them from receiving any future recovery in the lawsuit, required them to self-report their trading activities to the SEC and disclose it in any future application to serve as lead plaintiff, and ordered them to disgorge profits of over $530,000.

Mr. Steinhardt’s actions did not involve the Company or trading in the Company’s securities and, based on the facts currently known, which we are continuing to monitor, we do not believe Mr. Steinhardt’s actions have had or will have a material impact on our business. However, there can be no assurance that this will be the case or that this will not have an adverse effect on our reputation or the price of our common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

All of our Section 16 reporting persons timely complied with their reporting obligations under Section 16(a) of the Securities Exchange Act of 1934, as amended.

Corporate Governance

We have adopted a code of conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of conduct is available on our website at http://ir.wisdomtree.com/. We intend to disclose any amendments to this code, or any waivers of its requirements, on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board of Directors of WisdomTree has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this amendment to our Annual Report on Form 10-K/A. Based upon that review and discussion, the Compensation Committee has recommended to the Board of Directors that the information set forth below under the heading “Compensation Discussion and Analysis” be included in this amendment to our Annual Report on Form 10-K/A.

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety this amendment to our Annual Report on Form 10-K/A in which this Report appears or our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act or the Exchange Act.

Respectfully submitted by the

Compensation Committee,

Frank Salerno, Chairperson

R. Jarrett Lilien

Michael Steinhardt

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis provides comprehensive information regarding our compensation programs and policies for our named executive officers, who consist of:

•	Jonathan Steinberg, our President and Chief Executive Officer (“CEO”);

•	Gregory Barton, our Chief Operating Officer (“COO”);

•	Amit Muni, our Chief Financial Officer (“CFO”);

•	Luciano Siracusano, our Chief Investment Strategist and Head of Sales (“CIS”);

•	Peter Ziemba, our Chief Legal Officer (“CLO”); and

•	Bruce Lavine, our former President and Chief Operating Officer and currently our non-executive Vice Chairman (“VC”)

We provide what we believe is a competitive total compensation opportunity for our executive management team through a combination of base salary, cash incentive bonuses, equity compensation and broad-based benefits programs. This Compensation Discussion and Analysis explains the following:

•	our compensation philosophy and objectives;

•	our compensation process, including the roles our Compensation Committee, management and compensation consultants in the process; and

•	our policies and practices with respect to each compensation element.

Our Compensation Philosophy and Objectives

Our compensation philosophy and objectives are primarily shaped by strategies to achieve our long-term goals within the business environment in which we operate. We operate in an intensively competitive and challenging business environment and we expect competition to continue and intensify. We directly compete with numerous other ETF sponsors and indirectly compete with other larger and multi-national traditional asset management companies. We compete on a number of factors including the breadth and depth of our product offering as well as the investment performance and fees of our ETFs. We believe our long-term success depends on our ability to:

•	continue to innovate and introduce new ETFs to the marketplace to diversify and expand our product offerings;

•	grow our market share of industry inflows to become one of the top five ETF sponsors in the United States;

•	continue to leverage our existing product offering; and

•	continue to generate improved financial results.

A key component of our long-term success is our ability to employ the industry’s most talented, professional and dedicated people at all levels within the Company. Therefore, our employees are critical to our long-term success.

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

•

Every employee should be a stake-holder aligned with our stockholders—We believe a key factor in our success has been and continues to be fostering an entrepreneurial culture where our employees act and think like our owners. As such, our compensation programs should encourage stock ownership throughout our organization to align our employees’ interests with our stockholders. Our stock awards should be long-term in nature.

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

•	Align with long-term success —We believe our compensation programs should closely link incentive rewards to our long-term strategic priorities and successes and not short-term excessive risk taking.

To achieve these objectives, we seek to provide competitive compensation packages recognizing and rewarding individual contributions to ensure that executive compensation is aligned with corporate strategies and business objectives.

Factors Considered in Evaluating Total Compensation for our Executive Officers

The Compensation Committee considers the following un-weighted factors (listed in no particular order) to ensure that compensation is fair, reasonable, competitive and consistent with our compensation philosophies and objectives referred to above:

•	Our financial health which includes actual results, budgets and projections.

•	Operational performance metrics, including net inflows, market share of industry inflows and organic growth in assets under management as compared to other industry peers.

•	The results of our stockholders’ advisory vote on the compensation of our executive compensation.

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

•	Each executive officer’s duties, responsibilities and ability to influence corporate performance.

•	Industry survey data to confirm the reasonableness of compensation levels.

•	Compensation levels of comparable positions at similar publicly traded asset managers.

•	Historical executive compensation levels along with company-wide compensation levels.

•	Our contractual obligation to certain officers.

•	Views from our compensation consultant regarding pay practices and trends.

The Compensation Committee considers the factors above, together with their collective experiences and business judgment, to evaluate our compensation practices. The Compensation Committee believes this general approach helps us to compete in hiring and to retain the best possible talent while at the same time maintaining a reasonable and responsible cost structure.

Role of the Compensation Committee

The Compensation Committee, which is comprised entirely of independent directors, is responsible for the general oversight of our compensation policies and practices. The Compensation Committee also reviews the overall compensation structure and evaluates the overall performance of our executive officers as a team in order to determine that compensation is fair, reasonable, competitive and consistent with our compensation philosophies and objectives based on their collective experiences and business judgment. The Compensation Committee does engage a compensation consultant with respect to executive compensation as needed.

The Compensation Committee specifically evaluates the performance of our CEO and indirectly, the performance of our other executive officers. The Compensation Committee also discusses the overall performance and compensation of our executives with members of our Board of Directors and presents them with information regarding compensation matters throughout the year as needed.

The Compensation Committee oversees the development, implementation and administration of our compensation programs, including all compensation plans adopted by the Board under which equity grants are made, determines and approves performance measures and goals and objectives relevant to the compensation of the CEO, evaluates the performance of the CEO in light of those goals and objectives, and determines and approves the CEO’s compensation based on this evaluation, reviews and approves the compensation of the non-CEO executive officers and other senior employees under the Committee’s purview, reviews and approves all discretionary bonuses to our employees, and reviews and approves employment, severance, and change in control agreements as well as any other supplemental benefits provided to our executive officers and other senior employees under the Committee’s purview. The Compensation Committee also reviews and makes recommendations to our Board of Directors with respect to directors’ compensation. The Compensation Committee also works with our CLO to annually review and reassess the adequacy of its charter, proposing changes as necessary to our Board of Directors for approval.

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

Our CFO and CLO work with our CEO and Chairman of the Compensation Committee to design and develop compensation programs applicable to all our employees, including recommending changes to existing compensation programs and operational performance targets, preparing analyses of Company financial, operational data or other Compensation Committee briefing materials, analyzing industry data, and, ultimately, implementing the decisions of the Compensation Committee.

Market Compensation Benchmarking

The Compensation Committee monitors relevant market and industry statistics on executive compensation as one of several factors it considers in determining compensation to our executive officers. In making compensation decisions, the Compensation Committee reviews:

•

Industry surveys—McLagan Partners, Inc., a compensation consulting firm for the financial services industry, prepares annual comprehensive compensation surveys for the asset manager industry. These surveys consisted of consolidated average compensation information of publicly traded and private asset management firms.

•	Industry peers—publicly disclosed pay information for certain publicly traded asset management firms that are generally similar in size, product offering or financial metrics as WisdomTree.

The Compensation Committee uses this information as reasonable and useful starting points for compensation decisions to understand evolving pay trends at asset managers.

Use of Compensation Consultants

The Committee retains Frederick W. Cook & Co., a compensation consultant, to provide objective advice on the pay practices and the competitive landscape for compensation. The compensation consultant also reviews McLagan survey information and selection process and pay information for the publicly traded industry peers.

Consideration of Results of Say-on-Pay Vote

At our 2012 annual meeting of stockholders, we provided our stockholders with the opportunity to cast an advisory vote on our fiscal year 2011 compensation paid to our named executive officers, or say-on-pay. At that meeting, 78% of our stockholders voting on say-on-pay cast a vote in favor of the proposal. The Compensation Committee reviews the outcome of our stockholders’ advisory say-on-pay proposal in its evaluation and determination of executive compensation. The Compensation Committee considered the results of the stockholders’ advisory vote at our 2012 Annual Meeting, and did not make any changes to our executive compensation policies and decisions as a result of such vote.

Employment Agreements

We have entered into employment agreements with our COO, CFO, CLO and VC which establishes minimum base salary and cash incentive compensation, severance, change in control, certain post-employment restrictive covenants and other benefits. The Compensation Committee believes it is appropriate to maintain these agreements and benefits in order to provide certainty to our executive officers and VC to support a stable executive management team focusing on our long-term success. We do not maintain employment agreements with our CEO or CIS as the Compensation Committee believes that their significant equity ownership of the Company as co-creators of our fundamentally weighted methodology, aligns their interest with our long-term success.

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

Base Salary

We use base salary as a means of providing steady pay or a fixed source of compensation for our executive officers allowing them a degree of certainty in order to attract and retain them. Our COO, CFO and CLO have minimum base compensation of $300,000 under their employment agreements.

Annual Incentive Compensation

We have established an annual bonus program to reward our executive officers, as well as all our employees, for their individual performance as well as Company performance. Incentive compensation is intended to motivate executives to achieve company-wide operating and strategic objectives. This award is granted in cash and restricted stock. Our COO, CFO and CLO have minimum annual cash incentive compensation of $200,000 under their employment agreements.

Long-Term Equity Compensation

Because short-term performance does not by itself accurately reflect our overall performance nor the return realized by our stockholders, our employees are eligible to receive equity awards. We believe that providing equity ownership:

•	serves to align the interests of our employees with our stockholders by creating an ownership culture and a direct link between compensation and stockholder return;

•	creates a significant, long-term interest for our employees to contribute to our success;

•	aids in the retention of employees in a highly competitive market for talent; and

•	allows the executives to participate in our longer-term success through potential stock price appreciation.

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

Benefits and Perquisites

As stated in our compensation philosophy, our executive officers and Compensation Committee agree that perquisites should be rare and limited to those that are important to our employees’ ability to safely and effectively carry out their responsibilities. Our executive officers are entitled to participate in directors’ and officers’ liability insurance, as well as the various benefits made available to our other employees, such as our 401(k) plan, group health plans, paid vacation and sick leave, basic life insurance and short-term and long-term disability benefits.

Severance

Pursuant to employment agreements we have entered into with our COO, CFO, CLO and VC each of them is entitled to specified benefits in the event of the involuntary termination of his employment without cause or the voluntary termination of his employment for good reason. These benefits include partial acceleration of unvested restricted stock and option awards and guaranteed minimum severance payments and benefits.

Change-in-Control Benefits

Upon a change in control that occurs during the employment of our executive officers or, in certain circumstances, within six or twelve months following the executive’s involuntary termination without cause or voluntary termination for good reason, certain of the equity awards that have been granted to our named executive officers will accelerate and any stock options will become fully or partially vested and the conditions and restrictions on any restricted stock awards will be removed. We have provided more detailed information about these benefits, along with estimates of value under various circumstances, in the table below under “Potential Payments Upon Termination or Change of Control.”

Our goal in providing severance and change in control benefits is to offer certainty regarding the potential protection such that our executive officers will: (i) focus their attention and decision-making on the requirements of the business, and (ii) cooperate in negotiating any change in control in which they believe they may lose their jobs. We believe these benefits assist in maintaining a competitive position in terms of attracting and retaining key executives which is in the best interests of our stockholders.

Tax and Accounting Considerations

Currently, accounting and tax treatment of particular forms of compensation are considered but do not materially affect our compensation decisions. However, in the future as we continue to gain experience with our compensation policies and grow our business, we will evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate. For example, Section 162(m) of the Code generally disallows a tax deduction to a publicly-traded company for certain compensation in excess of $1,000,000 paid in any taxable year to the chief executive officer and the four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We believe we will structure the performance-based portion of our executive compensation, in the future, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax-deductible to us. The Compensation Committee in its judgment may, however, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

2012 Compensation

Change in Equity Granting Practice and Total Compensation Competitive Review

In 2012, we began a process to examine our practice of granting equity awards to our employees. In the past, when employees were hired, we would grant them a significant long-term equity award that would vest over four years. When that initial award was about to fully vest, we often replenished the award with a more modest long-term award. We also granted special long-term equity awards from time to time to certain employees to recognize their exemplary performance or promotions as part of their year-end compensation. In 2009, because most of our employees had options that were significantly out of the money, our Board and Compensation

Committee approved a proposal to provide eligible employees an opportunity to exercise their underwater stock options in the future at an alternative lower strike price. To obtain the full benefit of the alternative strike price, employees were required to remain with us for an additional four years. In effect, this re-pricing was like a new equity grant and eliminated the need for us to grant replenishment long-term equity awards after the re-pricing other than special awards to recognize employees’ exceptional performance. Since most of these equity awards would fully vest by January 2013, the Compensation Committee directed our CFO and CLO to review our grant practices and shift from the practice described above, which is more typical for a start-up company, to an annual granting practice, which is a more typical for maturing companies and companies in the financial services industry. As part of this review, compensation consultants from Frederick W. Cook & Co. provided guidance to the Compensation Committee and our CFO and CLO to help redesign our equity grant practice.

In conjunction with the change in equity granting practice, we also undertook a market study to ensure our pay levels were competitive within the asset management industry relative to our size and location in New York City. This study was done for all employees, including our executive officers. Working with our compensation consultant, we analyzed competitive pay information for each individual position provided by McLagan where an appropriate match of position and responsibilities could be made. This market data was one factor used in the evaluation along with our judgment based on each individual’s performance and our business needs. In addition, we reviewed average total compensation levels which included the value of any long-term equity awards which were not considered as part of total compensation in the past. For the executive officers, peer information from other publicly traded asset managers were also analyzed, which included Artio Global Investors, Calamos Asset Management, CIFC Corp, Cohen & Steers, Diamond Hill Investment, Epoch Holdings, Financial Engines, GAMCO Investors, Manning & Napier, Virtus Investment Partners, and Westwood Holdings Group. These firms were selected because of their similar size, market capitalization, product offering or financial metrics as WisdomTree. The analysis was presented to the Compensation Committee and considered in determining total compensation for our executive officers and the total compensation pool for WisdomTree.

Change in Executive Management

In April 2012, our Board of Directors appointed our CEO as President and CEO. Our then President and Chief Operating Officer, Bruce Lavine, relinquished his President and Chief Operating Officer responsibilities to serve as Vice Chairman and relocated to California for family reasons. Mr. Lavine continues to serve in a leadership role and is a member of our Board of Directors. In October 2012, Gregory Barton joined us as Chief Operating Officer. In connection with his new role as Vice Chairman, Mr. Lavine’s compensation was changed. He received a prorated incentive compensation award based on his 2011 compensation; his base salary was reduced to $25,000; and he will no longer be eligible for any incentive compensation. Mr. Lavine agreed to extend the vesting conditions of his long-term equity awards whereby they would ratably vest through 2015 instead of 2014, essentially enhancing their retention characteristics.

2012 Performance Background

We have been and continue to operate in an extremely challenging and highly competitive business environment. Equity markets have generally improved; however, the markets continue to experience significant volatility. The level of flows into the equity markets have been tepid since the financial crisis; although ETF flows hit record levels in 2012. Despite a challenging economic environment, our AUM and net inflows have been growing and reaching record levels which has also translated into record revenues and earnings.

Highlights of 2012 and goals established at the beginning of the year that the Compensation Committee considered in evaluating the performance of our executive officers included:

•

Margin improvement—our gross margins increased from 61% in 2011 to 66% in 2012. Our proforma pre-tax operating margins, which excludes costs related to patent litigation, ETF shareholder proxy, initial exchange listing and offering related costs, increased from 6% to 17%.

•

Continued diversification of product offering—we launched one fixed income ETF to expand our fixed income offering and one equity ETF focusing on Chinese equities excluding financial companies to offer a differentiation from existing products in the market.

•

Target 3% to 5% market share of industry inflows—in 2012 market share of inflows was below target at 2.6% due to strong flows during the beginning of 2012 into U.S. fixed income investments, an area where we do not have a competing product.

•

Fast relative growth rates—we had the second fastest organic AUM growth rate of the top 10 ETF sponsors in 2012. We had the highest organic AUM growth rate of the publicly traded traditional asset managers.

•

Public Offerings—due to our strong operating and financial performance coupled with our investor relations efforts to build investor awareness and demand, we completed two public offerings allowing our initial investors to monetize a portion of their investment in WisdomTree in a controlled manner. This allowed us to broaden our ownership as part of our evolution from a start-up to a NASDAQ listed company.

•	Ended patent litigation—we successfully ended our patent litigation with Research Affiliates with minimal disruption and expense to the Company.

•

ETF shareholder proxy—we successfully completed a proxy of the WisdomTree ETF shareholders which allowed us to continue to serve as investment advisor to the WisdomTree ETFs in the event that our Chairman, Michael Steinhardt, decreased his ownership interest in WisdomTree below 25%. In addition, we obtained approval to change sub-advisors to the WisdomTree ETFs without future shareholder approval.

•	Renegotiated joint venture with BNY Mellon—we ended our joint venture with BNY Mellon for our currency and fixed income ETFs early and on beneficial financial terms.

•

Higher AUM and net inflows—our AUM increased 50% from $12.2 billion at the end of 2011 to $18.3 billion at the end of 2012. Our net inflows increased 21% from $3.9 billion in 2011 to $4.7 billion in 2012.

2012 Compensation Results

Given the change in equity granting practice and competitive analysis on compensation, our CEO and Compensation Committee focused on determining the appropriate level of total compensation for each of our executive officers. Our CEO and Compensation Committee use their business judgment, and considered:

•	The individual performance of each of our executive officers and their performance as a team in reaching our goals;

•	Survey data from McLagan;

•	Publicly traded asset manager peer information;

•	Historical average total compensation taking into account long-term equity awards; and

•	Guidance from Frederick W. Cook & Co., the Compensation Committee’s compensation consultant.

In determining the total compensation for our CEO, the Compensation Committee placed more emphasis on publicly traded peer information as this was an easily comparable position. Our CEO also placed more emphasis on publicly traded peer data in determining our CFO’s total compensation as it was easily comparable. Our CEO placed more emphasis on survey data for our CIS and CLO’s total compensation and subjectively determined an incentive compensation amount for our COO given his short tenure with the firm.

The table below reflects the total compensation granted to our executive officers in a manner that the Compensation Committee used to evaluate total compensation. This table supplements the “Summary Compensation Table” presented below, which is in a different format required by the SEC:

(in thousands)	Base	+	Incentive Compensation			=	Total Compensation
			Short-Term	Long-Term
			(Cash)	(Stock)	Total		2012
Jonathan Steinberg	$450		$399	$2,151	$2,550		$3,000
Gregory Barton(1)	$69		$46	$54	$100		$169
Amit Muni	$300		$396	$257	$653		$953
Luciano Siracusano	$300		$399	$601	$1,000		$1,300
Peter Ziemba	$300		$396	$404	$800		$1,100
Brue Lavine(2)	$185		$233	$39	$272		$457

(1)	Mr. Barton joined us in October 2012.
(2)	As discussed above, Mr. Lavine changed roles and his compensation was changed in August 2012.

Long-term equity awards were granted in January 2013 and represent restricted stock which will vest 50% in January 2014, 25% in January 2015 and 25% in January 2016. The values for the long-term equity awards represent the accounting grant date fair values in accordance with U.S generally accepted accounting principles.

Acceleration of Bonus Payments and Stock Vesting

Due to the “fiscal cliff” issues and the probability of higher taxes in 2013 for highly compensated employees, including our executive officers, our Compensation Committee approved the payment of a significant portion of 2012 performance year cash bonuses in December 2012 instead of February 2013. In addition, they approved the accelerated vesting of restricted stock due to vest in January 2013 to December 2012. The Compensation Committee determined it was appropriate to provide this benefit to our executive officers to minimize their tax payments and considered this benefit when determining total compensation for our executive officers for 2013.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation earned during the years ended December 31, 2012, 2011 and 2010 by each named executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary			Bonus(1)		Stock Awards(2)		Option Awards(2)		Total
Jonathan Steinberg President and Chief Executive Officer	2012 2011 2010	$ $ $	450,000 450,000 450,000		$ $ $	399,000 318,750 262,500	$ $ $	109,012 92,774 250,000		— — —	$ $ $	958,012 861,524 962,500

Gregory Barton Chief Operating Officer	2012		$69,423	(3)		$46,000		$1,348,000		—		$1,463,423

Amit Muni Chief Financial Officer	2012 2011 2010	$ $ $	300,000 300,000 294,792	(4)	$ $ $	396,000 317,188 275,000	$ $ $	986,575 536,505 50,000	$ $	— 448,500 134,000	$ $ $	1,682,575 1,602,193 753,792

Luciano Siracusano Chief Investment Strategist	2012 2011 2010	$ $ $	300,000 300,000 245,833	(5)	$ $ $	399,000 318,750 262,500	$ $ $	1,055,512 92,774 62,501		— — —	$ $ $	1,754,512 711,524 570,834

Peter Ziemba Chief Legal Officer	2012 2011 2010	$ $ $	300,000 300,000 300,000		$ $ $	396,000 317,188 275,000	$ $ $	986,575 536,505 50,000	$	— — 134,000	$ $ $	1,682,575 1,153,693 759,000

Bruce Lavine Vice Chairman (Former President and COO)	2012 2011 2010	$ $ $	185,417 300,000 300,000	(6)	$ $ $	232,878 399,219 350,000	$ $ $	68,129 53,015 50,000	$	— — 100,500	$ $ $	486,424 752,234 800,500

(1)	Amounts reflected for the year 2012 reflect bonuses earned in 2012 of which a portion was paid in December 2012 with the remainder paid in 2013, amounts reflected for the year 2011 reflect bonuses earned in 2011 and paid in 2012, and amounts reflected for the year 2010 reflect bonuses earned in 2010 and paid in 2011.
(2)	Amounts reflect the aggregate accounting grant date fair value of awards to our named executive officers computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 718. The assumptions used by us in the valuation of the equity awards are set forth in note 6 of the notes to our annual consolidated financial statements included elsewhere in this Report.
(3)	Amount reflected for 2012 reflects the pro rata of Mr. Barton’s employment agreement base salary of $300,000 from date of hire.
(4)	Pursuant to the terms of Mr. Muni’s employment agreement, his base salary increased from $275,000 to $300,000 effective on March 16, 2010. The amount shown above reflects the pro rata application of that increase for the year ended December 31, 2010.
(5)	The Compensation Committee increased Mr. Siracusano’s base salary from $200,000 to $250,000 effective on February 1, 2010. The amount shown above reflects the pro rata application of that increase for the year ended December 31, 2010.
(6)	Amount reflected for 2012 reflects the pro rata of Mr. Lavine’s current employment agreement as Vice Chairman with a base salary of $25,000, and his former employment agreement as President and COO with a base salary of $300,000.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock awards granted under our 2005 Performance Equity Plan to our named executive officers under our equity plans during the year ended December 31, 2012.

Grants of Plan-Based Awards Table for the 2012 Fiscal Year

Name	Grant Date	Option Awards: Number of Shares Underlying Options	Exercise or Base Price of Option Awards	Stock Awards: Number of Shares of Restricted Stock	Grant Date Fair Value of Stock and Option Awards(1)
Jonathan Steinberg	1/25/2012	—	—	17,276	$109,012
Gregory Barton	10/8/2012	—	—	200,000	$1,348,000
Amit Muni	1/25/2012	—	—	156,351	$986,575
Luciano Siracusano	1/25/2012	—	—	167,276	$1,055,512
Peter Ziemba	1/25/2012	—	—	156,351	$986,575
Bruce Lavine	1/25/2012	—	—	10,797	$68,129

(1)	Amounts reflect the aggregate accounting grant date fair value of awards to our named executive officers computed in accordance with FASB Accounting Standard Codification Topic 718. The assumptions used by us in the valuation of the equity awards are set forth in note 6 of the notes to our annual consolidated financial statements included elsewhere in this Report.

Outstanding Equity Awards at Fiscal Year End Awards

The following table sets forth certain information with respect to outstanding options and stock awards held by our named executive officers at December 31, 2012:

Outstanding Equity Awards at Fiscal Year-End 2012 Table

	Option Awards								Stock Awards
	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Grant Date	Option Expiration Date(1)		Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(2)
	Exercisable		Unexercisable
Jonathan Steinberg	3,000,000		—	—	$0.03	3/17/04	3/16/14	(3)
	835,000		—	—	$0.16	11/10/04	11/9/14	(4)
	1,312,500		437,500	—	$0.70	1/26/09	1/25/19	(5)	—	—
Gregory Barton	—		—	—	—	—	—		10/8/12	200,000	$1,224,000	(11)
Amit Muni	225,000	(6)	75,000	—	$1.07	1/16/08	1/15/18	(6)
	100,000		—	—	$2.25	1/28/10	1/27/20	(7)	1/27/11	50,000	$306,000	(11)
	—		150,000	—	$5.05	1/27/11	1/26/21	(8)	1/25/12	112,500	$688,500	(11)
Luciano Siracusano	60,000		—	—	$0.03	3/17/04	3/16/14	(3)
	336,953		—	—	$0.16	11/10/04	11/9/14	(5)
	150,000		50,000	—	$0.70	1/26/09	1/25/19	(5)	1/25/12	75,000	$459,000	(12)
Peter Ziemba	200,000	(9)	200,000	—	$1.07	4/23/07	4/22/17	(9)	1/27/11	50,000	$306,000	(11)
	100,000		—	—	$2.25	1/28/10	1/27/20	(7)	1/25/12	112,500	$688,500	(11)
Bruce Lavine	—		150,000	—	$0.70	1/26/09	1/25/19	(10)	1/26/09	300,000	$1,836,000	(13)

(1)	The expiration date for all options is the date that is ten years after the grant date. See “Potential Payments upon Termination or Change of Control” for a description of the acceleration provisions upon termination or change of control.
(2)	The market value of such holdings is based on the closing price of $6.12 per share of our common stock as reported on December 30, 2012.
(3)	50% of these options vested at a rate of 25% of the shares of common stock underlying the option each year starting one year from the date of grant, subject to continued employment. The remaining 50% vested upon the Company achieving net income of at least $1.00 in two consecutive quarters.
(4)	These options vested 50% on the grant date and 50% one year from the date of grant, subject to continued service as Director.
(5)	These options vest at a rate of 25% of the shares of common stock underlying the option each year starting one year from the date of grant, subject to continued employment.
(6)	These options vest at a rate of 25% of the shares of common stock underlying the option each year starting one year from date of grant. The exercise price of these options was initially $2.72. On January 26, 2009, our Board of Directors modified these options. As modified, the exercise price of these options is now $1.07 and the new vesting schedule began as of the date of modification. As a result, in addition to the 225,000 options shown in the table above that are currently exercisable at $1.07 under the modified vesting schedule, Mr. Muni has the right to exercise options to purchase an additional 75,000 shares of common stock at $2.72 under the initial vesting schedule. For more information see “Compensation Discussion and Analysis—Option Restructuring” above.
(7)	These options vested 100% on February 15, 2012 and were subject to continued employment.
(8)	These options vest at a rate of 25% of the shares of common stock underlying the option each year starting three years from the date of grant, subject to continued employment.
(9)	These options vest at a rate of 25% of the shares of common stock underlying the option each year starting one year from date of grant. The exercise price of these options was initially $6.35. On January 26, 2009, our Board of Directors modified these options. As modified, the exercise price of these options is now $1.07 and the new vesting schedule began as of the date of modification. As a result, in addition to the options to purchase 200,000 shares of common stock shown in the table above that are currently exercisable at $1.07 under the modified vesting schedule, Mr. Ziemba has the right to exercise options to purchase an additional 200,000 shares of common stock at $6.35 under the initial vesting schedule. For more information see “Compensation Discussion and Analysis—Option Restructuring” above.
(10)	These options vest 100% on July 31, 2015, subject to continued employment.
(11)	These unvested shares of restricted stock vest at a rate of 25% each year starting one year from the date of grant, subject to continued employment. Pursuant to approval by our Compensation Committee, the portion of shares that were originally scheduled to vest in January 2013 instead vested in December 2012.
(12)	These unvested shares of restricted stock vest at a rate of 50% each year starting one year from the date of grant, subject to continued employment. Pursuant to approval by our Compensation Committee, the portion of shares that were originally scheduled to vest in 2013 instead vested in December 2012.
(13)	These unvested shares of restricted stock vest 50% on July 31, 2013 and 50% on July 31, 2014, subject to continued employment.

Option Exercises and Stock Vested

The following table sets forth, for each named executive officer, the value of all share-based incentive plan awards vested during the year ended December 31, 2012:

Option Exercises and Stock Vested Table for the 2012 Fiscal Year

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Jonathan Steinberg	3,604,292	$19,326,925	35,467	$222,769
Gregory Barton	—	—	—	—
Amit Muni	—	—	99,048	$620,475
Luciano Siracusano	848,306	$5,156,016	110,467	$690,769
Peter Ziemba	400,000	$1,991,439	99,048	$620,475
Bruce Lavine	525,000	$2,911,905	171,192	$1,087,069

(1)	Based on the volume weighted average price per share of our common stock on the date on which restricted stock awards vested and were settled.

Employment Agreements

Gregory Barton

We have entered into an employment agreement with our Chief Operating Officer, Gregory Barton. The agreement is for an indefinite term, and Mr. Barton’s employment is on an “at will” basis. Mr. Barton’s agreement provides for a base salary of $300,000. The agreement entitles Mr. Barton to a guaranteed minimum annual cash bonus of $200,000. The agreement also entitles Mr. Barton to participate in any annual incentive plan established by our Board of Directors or our Compensation Committee and to participate in standard company benefit plans. The agreement also contains employee confidentiality, assignment of inventions and non-solicitation of employee provisions. Mr. Barton is entitled to certain benefits in the event of the involuntary termination of his employment without cause or the voluntary termination of his employment for good reason, prior to December 31, 2014. Upon a termination under these circumstances, we will pay Mr. Barton, in addition to all accrued but unpaid base salary and guaranteed minimum annual cash bonus and any discretionary bonus that has been awarded but not yet paid, a severance amount equal to the sum of one-year’s base salary and guaranteed bonus and a prorated guaranteed minimum bonus for the year in which the termination occurs. Mr. Barton may also elect to have us pay for COBRA insurance coverage for a one-year period following his termination.

Amit Muni

We have entered into an employment agreement with our Chief Financial Officer, Amit Muni. The agreement is for an indefinite term, and Mr. Muni’s employment is on an “at will” basis. Mr. Muni’s agreement provides for a base salary of $300,000, which became effective as of March 17, 2010, an increase from $275,000. The agreement entitles Mr. Muni to a guaranteed minimum annual cash bonus of $200,000. The agreement also entitles Mr. Muni to participate in any annual incentive plan established by our Board of Directors or our Compensation Committee and to participate in standard company benefit plans. The agreement also contains employee confidentiality and assignment of inventions provisions. Mr. Muni is entitled to certain benefits in the event of the involuntary termination of his employment without cause or the voluntary termination of his employment for good reason. Upon a termination under these circumstances, we will pay Mr. Muni, in addition to all accrued but unpaid base salary and guaranteed minimum annual cash bonus and any discretionary bonus that has been awarded but not yet paid, a severance amount equal to the sum of one-year’s base salary and guaranteed minimum bonus and a prorated guaranteed minimum bonus for the year in which the termination occurs. Mr. Muni may also elect to have us pay for COBRA insurance coverage for a one-year period following his termination.

Peter Ziemba

We have entered into an employment agreement with our Chief Legal Officer, Peter Ziemba. The agreement is for an indefinite term, and Mr. Ziemba’s employment is on an “at will” basis. Mr. Ziemba’s agreement provides for a base salary of $300,000. The agreement entitles Mr. Ziemba to a guaranteed minimum annual cash bonus of $200,000. The agreement also entitles Mr. Ziemba to participate in any annual incentive plan established by our Board of Directors or our Compensation Committee and to participate in standard company benefit plans. The agreement also contains employee confidentiality, assignment of inventions and non-solicitation of employee provisions. Mr. Ziemba is entitled to certain benefits in the event of the involuntary termination of his employment without cause or the voluntary termination of his employment for good reason. Upon a termination under these circumstances, we will pay Mr. Ziemba, in addition to all accrued but unpaid base salary and guaranteed minimum annual cash bonus and any discretionary bonus that has been awarded but not yet paid, a severance amount equal to the sum of one-year’s base salary and guaranteed bonus and a pro rated guaranteed minimum bonus for the year in which the termination occurs. Mr. Ziemba may also elect to have us pay for COBRA insurance coverage for a one-year period following his termination.

Bruce Lavine

On April 24, 2012, in connection with an expected change in status of then President and Chief Operating Officer, Bruce Lavine, we entered into a new employment agreement which became effective on August 1, 2012. The new agreement provides for Mr. Lavine’s continued employment in a full time capacity for a three year term expiring August 1, 2015. The following is a summary of the changes to Mr. Lavine’s compensation arrangements pursuant to the Agreement. Mr. Lavine will continue to be employed in a full time capacity until August 1, 2015. Mr. Lavine’s annual base salary was reduced from the previous annual rate of $300,000 to $25,000. Mr. Lavine will not be entitled to receive bonuses. For Mr. Lavine’s service as President and Chief Operating Officer during the 2012 fiscal year, Mr. Lavine received a prorated bonus of $271,615. 150,000 stock options awarded to Mr. Lavine on January 26, 2009 that were scheduled to vest on January 26, 2014 will now vest on July 31, 2015. 150,000 shares of restricted stock awarded on January 26, 2009 that were scheduled to vest on February 16, 2013 will now vest on July 31, 2013. 150,000 shares of restricted stock awarded on January 26, 2009 that were scheduled to vest on February 16, 2014 will now vest on July 31, 2014.

Prior to April 24, 2012, under the former employment agreement with Mr. Lavine which has now been replaced, Mr. Lavine’s employment had been for an indefinite term and on an “at will” basis. This former agreement provided for a base salary of $300,000 and entitled Mr. Lavine to a guaranteed minimum annual bonus of $200,000. Mr. Lavine, however, was subject to a restrictive covenant that prohibits him from working for a competitor for a one-year period after he gives the Company notice of his voluntary termination of employment or if his employment was terminated for cause. The agreement also entitled Mr. Lavine to participate in any annual incentive plan established by our Board of Directors or our Compensation Committee and to participate in standard company benefit plans. The agreement also contained employee confidentiality and assignment of inventions provisions. Mr. Lavine was entitled to certain benefits in the event of the involuntary termination of his employment without cause or the voluntary termination of his employment for good reason. Upon a termination under these circumstances, we would have paid Mr. Lavine, in addition to all accrued but unpaid base salary and guaranteed minimum annual bonus and any discretionary bonus that has been awarded but not yet paid, a severance amount equal to the sum of one-year’s base salary and guaranteed minimum bonus and a pro rated guaranteed minimum bonus for the year in which the termination occurs, subject to certain adjustments in the event Mr. Lavine had provided notice of his intent to resign. Mr. Lavine could have also elected to have us pay for COBRA insurance coverage for a one-year period following his termination.

Potential Payments upon Termination or Change of Control

Certain of our named executive officers are entitled to additional compensation in the event of the involuntary termination of their employment without cause, the voluntary termination of their employment for good reason or a change in control. This section is intended to discuss these post-employment payments, assuming the termination from employment or change in control, as the case may be, occurred on December 31, 2012, on the terms currently in effect between the named executive officers and us. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed in this section, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event and our stock price. None of our named executive officers are entitled to any compensation in the event of a voluntary termination without good reason or an involuntary termination for cause.

	Involuntary Termination Without Cause	Voluntary Termination for Good Reason	Change in Control
Jonathan Steinberg
Severance Arrangements	—	—	—
Acceleration of Stock Options(2)	—	—	$2,371,250
Acceleration of Restricted Stock	—	—	—

Total	—	—	$2,371,250

Gregory Barton
Severance Arrangements(1)	$568,340	$568,340	—
Acceleration of Stock Options	—	—	—
Acceleration of Restricted Stock(3)	$306,000	$306,000	$1,224,000

Total	$1,027,675	$1,027,675	$1,224,000

Amit Muni
Severance Arrangements(1)	$721,675	$721,675	—
Acceleration of Stock Options(2)	$378,750	$378,750	$539,250
Acceleration of Restricted Stock(3)	—	—	$994,500

Total	$1,100,425	$1,100,425	$1,533,750

Luciano Siracusano
Severance Arrangements	—	—	—
Acceleration of Stock Options(2)	—	—	$271,000
Acceleration of Restricted Stock(3)	—	—	$459,000

Total	—	—	$730,000

Peter Ziemba
Severance Arrangements(1)	$721,675	$721,675	—
Acceleration of Stock Options(2)	$1,010,000	$1,010,000	$1,010,000
Acceleration of Restricted Stock(3)	—	—	$994,500

Total	$1,731,675	$1,731,675	$2,004,500

Bruce Lavine
Severance Arrangements(1)	$37,952	$37,952	—
Acceleration of Stock Options	—	—	—
Acceleration of Restricted Stock(3)	$918,000	$918,000	—

Total	$955,952	$955,952	—

(1)	As described below, severance payments include an amount equal to the sum of one-year’s base salary and guaranteed bonus as well as the value of COBRA benefits for twelve months. In addition, the severance amount will include a pro-rated portion of the minimum guaranteed bonus for the year in which the termination occurred.
(2)	Represents the dollar value of unvested options calculated using the difference between $6.12, the closing price of the Company’s stock as of December 31, 2012, and the option strike price.
(3)	Represents the dollar value of restricted stock using $6.12, the closing price of the Company’s stock as of December 31, 2012.

Severance Arrangements

Pursuant to the terms of their employment agreements, each of Messrs. Barton, Muni, Ziemba and Lavine is entitled to certain benefits in the event of the involuntary termination of his employment without cause (as defined in the applicable agreement) or the voluntary termination of his employment for good reason (as defined in the applicable agreement). Under these circumstances, we will pay each of Messrs. Barton, Muni and Ziemba, in addition to all accrued but unpaid base salary, the guaranteed minimum annual cash bonus and any discretionary bonus that has been awarded but not yet paid, an amount equal to the sum of one-year’s base salary and guaranteed minimum annual cash bonus and a pro-rated guaranteed minimum bonus amount for the year in which termination occurred. Mr. Lavine will receive, in addition to all accrued but unpaid base salary, an amount equal to the sum of one-year’s base salary Each of Messrs. Barton, Muni, Ziemba and Lavine may also elect to have us pay for COBRA insurance coverage for a one-year period following his termination, Messrs. Muni and Ziemba would have each received incremental values of $721,675, Mr. Barton $568,340 and Mr. Lavine $37,952 as a result of the provisions of these employment agreements. The amount for Mr. Barton would have been less than the amount that would have been received by Messrs. Muni and Ziemba solely because he would only have received a pro-rated portion of his guaranteed minimum annual cash bonus for 2012 since he commenced his employment on October 8, 2012. Messrs. Steinberg and Siracusano are not party to employment agreements.

Acceleration of Options

Certain of the stock options we have granted to Messrs. Steinberg, Muni, Siracusano, and Ziemba provide that, upon a change of control (as defined in the applicable agreement) each such stock option will fully vest. As a result, assuming the change of control had occurred on December 31, 2012, Messrs. Steinberg, Muni, Siracusano, and Ziemba would have received incremental values of $2,371,250, $539,250, $271,000, and $1,010,000, respectively.

In addition, certain of the stock options we have granted to each of Messrs. Muni and Ziemba provide that in the event of the involuntary termination of his employment without cause (as defined in the applicable agreement) or the voluntary termination of his employment for good reason (as defined in the applicable agreement), the portion of such stock option that would have otherwise vested during the one year period immediately following the date of termination will vest. As a result, assuming the date of termination was on December 31, 2012, Messrs. Muni and Ziemba would have received incremental values of $378,750 and $1,010,000, respectively.

Acceleration of Restricted Stock

Certain of the restricted stock awards we have granted to each of Messrs. Barton, Muni and Ziemba provide that, upon a change of control (as defined in the applicable agreement), the conditions and restrictions on any restricted stock award will be removed. As a result, assuming the change of control had occurred on December 31, 2012, Messrs. Barton, Muni and Ziemba would have received incremental values of $1,224,000, $994,500 and $994,500, respectively.

Certain of the restricted stock awards we have granted to each of Messrs. Barton, Muni , Ziemba and Lavine provide that, upon the involuntary termination of his employment without cause (as defined in the applicable agreement) or the voluntary termination of his employment for good reason (as defined in the applicable agreement), the conditions and restrictions on any restricted stock award that would have been removed within the twelve month period that immediately follows the date of termination will be removed. As a result, assuming such termination occurred on December 31, 2012, Messrs. Barton, Muni, Ziemba and Lavine would have received incremental values of $306,000, $0, $0 and $918,000, respectively.

Compensation of Directors

The Board of Directors has determined that each of our non-employee directors who does not hold his membership on the Board of Directors pursuant to a contractual right granted to investors in one or more of our private placements (see “Directors, Executive Officers and Corporate Governance –Board Composition”) is entitled to receive compensation for service as a director. At December 31, 2012 and 2011, four directors were qualified to receive compensation under this program: Messrs. Begleiter, Bossone, Lilien and Salerno. However, in connection with his appointment to our Board of Directors in February 2011, Mr. Begleiter waived his right to receive compensation for three years. Mr. Bossone similarly waived his right to receive compensation for three years in connection with his nomination for re-election to the Board at our Annual Meeting of Stockholders in July 2012. Under this compensation program these qualifying directors receive a grant of equity valued at $300,000 on the date of grant based on the volume weighted average price of our common stock over the 30 trading days immediately prior to the grant date. This award vests over three years on the first three anniversaries of the date of grant.

In addition, each of these directors receives the following annual retainers:

•	$30,000 for board service;

•	$10,000 additional for service on either the Audit Committee or the Compensation Committee;

•	$5,000 additional for service on the Nominating Committee;

•	$10,000 additional for chairmanship of either the Audit Committee or the Compensation Committee; and

•	$40,000 additional for Independent Lead Director.

All of our directors are reimbursed for out-of-pocket expenses for attending meetings. Our directors also participate in the insurance and indemnification arrangements described below.

The following table describes director compensation for non-management directors for the year ended December 31, 2012. Messrs Salerno and Lilien were the only directors to receive compensation in the years ended December 31, 2012. Directors who are also officers of WisdomTree are not entitled to any compensation for their services as a director.

Director Compensation Table for the 2012 Fiscal Year

Name	Fees Earned or Paid in Cash	Fair Value Grant of Restricted Stock	Total
Frank Salerno	$110,000	—	$110,000
R. Jarrett Lilien	$55,000	—	$55,000

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

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of February 15, 2013 (except as otherwise indicated in the footnotes) by:

•

each person (including any “group” of persons as that term is used in Section 13d-3 of the Exchange Act) we know to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Except as otherwise indicated in the footnotes to the following table, we believe, based on the information provided to us, that the persons named in the following table have sole vesting and investment power with respect to the shares they beneficially own, subject to applicable community property laws. Unless otherwise indicated, based on the information supplied to us by or on behalf of the selling stockholders, no selling stockholder is a broker-dealer or an affiliate of a broker-dealer. Unless otherwise noted, the business address of each of the persons and entities that beneficially own 5% or more of the outstanding shares of common stock is c/o WisdomTree Investments, Inc., 380 Madison Avenue, 21st Floor, New York, N.Y. 10017. We have based our calculation of the percentage of beneficial ownership on 125,541,755 shares of our common stock outstanding as of February 15, 2013, including shares of restricted stock issued to our employees but not yet vested.

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

	Number	Percentage
Named Executive Officers and Directors
Jonathan L. Steinberg (1)	9,794,749	7.4%
Gregory Barton (2)	207,573	0.2
Bruce I. Lavine (3)	513,355	0.4
Amit Muni(4)	910,933	0.7
Luciano Siracusano, III(5)	911,456	0.7
Peter M. Ziemba(6)	1,188,877	0.9
Michael Steinhardt(7)	19,808,766	15.4
Steven L. Begleiter(8)	73,461	0.1
Anthony Bossone	100,000	0.1
R. Jarrett Lilien(9)	307,372	0.2
James D. Robinson, IV(10)	1,263,789	1.0
Frank Salerno(11)	667,336	0.5
All directors and executive officers as a group (12 persons)(12)	35,747,307	26.3
Other 5% or Greater Stockholders
BlackRock, Inc.(13)	7,944,759	6.2
Horizon Kinetics LLC(14)	6,846,590	5.4
Wellington Management Company, LLP(15)	17,511,449	13.7

(1)	Includes (i) 798 shares of common stock owned by Mr. Steinberg’s spouse with whom he may be deemed to share voting power; (ii) 16,889 shares of common stock held in a joint account with Mr. Steinberg’s spouse with whom he shares voting power; (iii) 301,683 shares of restricted stock that do not vest within 60 days of February 15, 2013 and are not transferable by Mr. Steinberg until they vest, but over which he exercises voting control; and (iv) 5,585,000 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from February 15, 2013.
(2)	Includes 207,573 shares of restricted stock that do not vest within 60 days of February 15, 2013 and are not transferable by Mr. Barton until they vest, but over which he exercises voting power.
(3)	Includes 305,432 shares of restricted stock that do not vest within 60 days of February 15, 2013 and are not transferable by Mr. Lavine until they vest, but over which he exercises voting power. Excludes 150,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of February 15, 2013 and excludes 244,686 shares of common stock held by the 2012 Bruce Lavine Irrevocable Trust for which he does not possess any voting or dispositive power.
(4)

Includes (i) 245,772 shares of common stock held in a joint account with Mr. Muni’s spouse with whom he shares voting and dispositive power; (ii) 198,544 shares of restricted stock that do not vest within 60 days of February 15, 2013 and are not transferable by Mr. Muni until they vest, but over which he exercises voting power; and (iii) 400,000 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from February 15, 2013. Excludes an aggregate of 150,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of February 15, 2013.
(5)	Includes (i) 159,291 shares of restricted stock that do not vest within 60 days of February 15, 2013 and are not transferable by Mr. Siracusano until they vest, but over which he exercises voting control; and (ii) 596,953 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from February 15, 2013.
(6)	Includes (i) 219,161 shares of restricted stock that do not vest within 60 days of February 15, 2013 and are not transferable by Mr. Ziemba until they vest, but over which he exercises voting control; (ii) 500,000 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from February 15, 2013; and (iii) 13,600 shares of common stock owned by Mr. Ziemba’s adult son, over which Mr. Ziemba possesses shared voting and dispositive power.
(7)	Includes 835,000 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from February 15, 2013. The business address of Mr. Steinhardt is 650 Madison Avenue, New York, NY 10022.
(8)	Mr. Begleiter serves as a Managing Principal of Flexpoint Ford, LLC, an affiliate of Flexpoint Fund, L.P. However, Mr. Begleiter does not have voting or dispositive power over the 4,000,000 shares of common stock held by Flexpoint Fund, L.P., a private investment fund.
(9)	Includes 27,137 shares of restricted stock which are held by Bendigo Ventures, a sole proprietorship over which Mr. Lilien holds voting and dispositive power, that do not vest within 60 days of February 15, 2013 and are not transferable by Bendigo Ventures until they vest, but over which he exercises voting power.
(10)	Includes 969,317 shares of common stock held by RRE Ventures III-A, L.P., 81,003 shares of common stock held by RRE Ventures Fund III, L.P., and 44,607 shares of common stock held by RRE Ventures III, L.P. (collectively the “RRE Entities”). The general partner of each of the RRE Entities is RRE Ventures GP III, LLC. The general partners of RRE Ventures GP III, LLC are James D. Robinson III, James D. Robinson IV and Stuart J. Ellman and they share voting and dispositive power over these shares. Mr. Robinson disclaims beneficial ownership of the shares held by the RRE Entities except to the extent of his pecuniary interest in the shares.
(11)	Includes (i) 88,452 shares of common stock held in a joint account with Mr. Salerno’s spouse with whom he shares voting and dispositive power, (ii) 17,321 shares of common stock held by Hillcrest Financial, LLC, a limited liability company of which Mr. Salerno and his spouse are the managing members and with whom Mr. Salerno shares voting and dispositive power, (iii) 27,137 shares of restricted stock that do not vest within 60 days of February 15, 2013 and are not transferable by Mr. Salerno until they vest, but over which he exercises voting power; and (iv) 534,426 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from February 15, 2013.
(12)	Includes an aggregate of 8,451,019 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of February 15, 2013 held by the named executive officers and directors included in this group.
(13)

Information reported pursuant to a Schedule 13G filed with the SEC on January 30, 2013. Blackrock, Inc. has filed as a parent holding company or control person on behalf of certain subsidiaries, none of which individually own 5% or more of the outstanding common stock. The business address of Blackrock is 40 East 52nd Street, New York, NY 10022.

(14)	Information reported pursuant to a Schedule 13G filed with the SEC on January 25, 2013. The business address of Horizon is 470 Park Avenue South, 4th Floor, New York, NY 10016.
(15)	Information reported pursuant to a Schedule 13G filed with the SEC on December 10, 2012. The shares indicated in the table are beneficially owned by Wellington in its capacity as investment advisor and are owned of record by its clients. Wellington, has reported that it shares voting power with respect to 13,480,602 shares and that it shares dispositive power with respect to 17,511,449 shares. The business address of Wellington is 280 Congress Street, Boston, MA 02210.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,145,191	$1.89	4,305,761
Equity compensation plans not approved by security holders	7,615,000	$0.31	631,865

Total	12,760,191	$0.95	4,937,626

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors or executive officers or holders of more than 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or material interest other than the transactions described below.

Stockholders Agreement

We are a party to an Amended and Restated Stockholder’s Agreement, dated December 21, 2006, among Michael Steinhardt, the RRE Entities and Jonathan Steinberg among others. Under this agreement, Mr. Steinberg agreed to give Mr. Steinhardt and the RRE Entities a right-of-first refusal to purchase any shares he intends to sell if he were to sell any of his shares in a private transaction.

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

Director Independence

See Part III, Item 10. Directors, Executive Officers and Corporate Governance—“Board Independence” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees incurred by us for the audit and other services provided by Ernst & Young LLP during the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Audit Fees(1)	$390	$264
Audit-Related Fees(2)	$40	$300
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$430	$564

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s statutory and regulatory filings and for services that are normally provided by independent auditors. In 2012 it also includes the audit of our internal control over financial reporting.
(2)	Audit-related fees relate to professional services rendered in connection with the public offering of our common stock by certain of our stockholders. In 2011 the services were rendered in connection with the registration of our common stock under the Securities Exchange Act of 1934, as amended, relating to the listing of our common stock on the NASDAQ Global Market and the public offering of our common stock by us and certain of our stockholders.

In addition, we incurred fees of $1,629,013 in 2012 and $1,588,168 in 2011 for audit and other services provided by Ernst & Young LLP to the WisdomTree Trust, which issues the WisdomTree ETFs.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves each audit and non-audit service rendered by Ernst & Young LLP to us, including the fees and terms thereof. The Audit Committee may form and delegate authority to subcommittees of the Audit Committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting pursuant to the Audit Committee Charter. In accordance with this policy, the Audit Committee pre-approved all Audit and Audit-Related fees described above before services were rendered.

PART III

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) No financial statements are filed with this amendment to our Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on March 15, 2013.

(a)(3) Exhibits.

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006
4.3(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006
4.4(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009
4.5(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009
10.1(1)	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust
10.2(2)	Amended and Restated License Agreement between WisdomTree Investments, Inc. and WisdomTree Trust dated March 1, 2012
10.4(1)	WisdomTree Investments, Inc. 1993 Stock Option Plan
10.5(1)	WisdomTree Investments, Inc. 1996 Performance Equity Plan
10.6(1)	WisdomTree Investments, Inc. 1996 Management Incentive Plan
10.7(1)	WisdomTree Investments, Inc. 2000 Performance Equity Plan
10.8(1)	WisdomTree Investments, Inc. 2001 Performance Equity Plan
10.9(1)	WisdomTree Investments, Inc. 2005 Performance Equity Plan
10.10(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 20, 2007
10.11(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 23, 2010
10.12(1)	Form of Restricted Stock Agreement (Multiple Year Vesting) for Executive Officers
10.13(1)	Form of Restricted Stock Agreement (Single Year Vesting) for Executive Officers
10.14(1)	Form of Stock Option Agreement for Executive Officers
10.15(1)	Form of Restricted Stock Agreement for Independent Directors
10.16(1)	Form of Stock Option Agreement for Independent Directors
10.17(1)	Form of Amendment dated January 26, 2009 to Existing Option Agreements between Registrant and Employees
10.19(1)	Stock Option Agreement between Registrant and Jonathan Steinberg dated March 17, 2004
10.20(1)	Amendment dated November 10, 2004 to Stock Option Agreements between Registrant and Jonathan Steinberg dated January 3, 2001, April 3, 2002 and March 17, 2004
10.21(1)	Stock Option Agreement between Registrant and Jonathan Steinberg dated November 10, 2004
10.24(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated March 17, 2004

Exhibit Number	Description
10.26(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated November 10, 2004
10.27(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated January 26, 2009
10.28(1)	Amendment dated March 30, 2011 to Stock Option Agreements between Registrant and Luciano Siracusano dated January 26, 2009
10.29(1)	Stock Option Agreement between Registrant and Michael Steinhardt dated November 10, 2004
10.30(1)	Stock Option Agreement between Registrant and Frank Salerno dated July 22, 2005
10.31.1(3)	Further Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Bruce Lavine dated as of April 24, 2012
10.32(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Peter M. Ziemba dated as of May 24, 2011
10.33(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Amit Muni dated as of May 24, 2011
10.34(1)	Form of Proprietary Rights and Confidentiality Agreement
10.35(1)	Form of Indemnification Agreement for Officers and Directors
10.36(4)	Employment Agreement between WisdomTree Asset Management, Inc. and Gregory Barton dated as of October 8, 2012
21.1*	Subsidiaries of WisdomTree Investments, Inc.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1(5)	Rule 13a-14(a) / 15d-14(a) Certifications
31.2(5)	Rule 13a-14(a) / 15d-14(a) Certifications
32.1(5)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2012.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2012.
(5)	Filed herewith.
*	Previously filed as an exhibit to our Annual Report on Form 10-K, filed on March 15, 2013.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE INVESTMENTS, INC.

	By:	/s/ JONATHAN L. STEINBERG
Jonathan L. Steinberg
April 26, 2013		Chief Executive Officer and Director