Form 10-Q
period 2013-03-31
WisdomTree Investments, Inc.
filed 2013-05-10
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013 there were 127,673,005 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,297	$41,246
Accounts receivable	11,098	9,348
Other current assets	1,529	1,273

Total current assets	64,924	51,867
Fixed assets, net	408	480
Investments	10,668	11,036
Other noncurrent assets	53	42

Total assets	$76,053	$63,425

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$9,513	$6,924
Compensation and benefits payable	2,613	2,156
Accounts payable and other liabilities	2,800	3,272

Total current liabilities	14,926	12,352
Other noncurrent liabilities	—	13

Total liabilities	14,926	12,365

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 127,667 and 126,554; outstanding: 125,628 and 125,272	1,276	1,265
Additional paid-in capital	180,028	177,826
Accumulated deficit	(120,177)	(128,031)

Total stockholders’ equity	61,127	51,060

Total liabilities and stockholders’ equity	$76,053	$63,425

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
ETF advisory fees	$29,153	$18,975
Other income	188	195

Total revenues	29,341	19,170
Expenses:
Compensation and benefits	7,482	5,857
Fund management and administration	8,223	5,439
Marketing and advertising	1,937	1,326
Sales and business development	1,801	860
Professional and consulting fees	613	1,109
Occupancy, communications, and equipment	377	301
Depreciation and amortization	82	71
Third-party sharing arrangements	111	1,745
Other	861	609
ETF shareholder proxy	—	66
Patent litigation, net	—	672

Total expenses	21,487	18,055

Income before provision for income taxes	7,854	1,115
Provision for income taxes	—	—

Net income	$7,854	$1,115

Net income per share—basic	$0.06	$0.01

Net income per share—diluted	$0.06	$0.01

Weighted-average common shares—basic	125,436	119,182

Weighted-average common shares—diluted	139,650	137,400

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$7,854	$1,115
Non-cash items included in net income:
Depreciation and amortization and other	82	71
Stock-based compensation	1,714	2,115
Deferred rent	(34)	(37)
Accretion to interest income and other	39	20
Changes in operating assets and liabilities:
Accounts receivable	(1,750)	(1,504)
Other assets	(256)	198
Fund management and administration payable	2,589	1,913
Compensation and benefits payable	457	(2,931)
Accounts payable and other liabilities	(451)	1,720

Net cash provided by operating activities	10,244	2,680
Cash flows from investing activities:
Purchase of fixed assets	(10)	(56)
Purchase of investments	(1,314)	(3,549)
Proceeds from the redemption of investments	1,633	2,486

Net cash provided by/(used in) investing activities	309	(1,119)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	4,329
Shares repurchased	(249)	(995)
Proceeds from exercise of stock options	747	1,613

Net cash provided by financing activities	498	4,947

Net increase in cash and cash equivalents	11,051	6,508
Cash and cash equivalents—beginning of period	41,246	25,630

Cash and cash equivalents—end of period	$52,297	$32,138

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$34	$3

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc. (“WisdomTree” or the “Company”) is a New York-based exchange-traded fund sponsor and asset manager. The Company is the sixth largest sponsor of ETFs in the United States based on assets under management (“AUM”) at March 31, 2013. In June 2006, the Company launched 20 ETFs and, as of March 31, 2013, had 47 ETFs with AUM of $25.1 billion. Through its operating subsidiary, the Company provides investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree ETFs. The Company also licenses its indexes to third parties and promotes the use of WisdomTree ETFs in 401(k) plans. The Company has the following subsidiaries:

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

The WisdomTree ETFs are issued by WTT. WTT, a non-consolidated third-party, is a Delaware statutory trust registered with the SEC as an open-end management investment company. WTT offers ETFs across equities, fixed income, currency, and alternatives asset classes. The Company has licensed the use of its own fundamentally-weighted indexes on an exclusive basis to WTT for the WisdomTree ETFs. The Board of WTT, or the Trustees, is separate from the Board of the Company. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and has contracted with the Company to provide for general management and administration services of WTT and the WisdomTree ETFs. The Company, in turn, has contracted with third parties to provide the majority of these administration services. In addition, certain officers of the Company provide general management services for WTT.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the calculation of diluted earnings per share in the three months ended March 31, 2013 and 2012, respectively.

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

Related-Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has granted WTT an exclusive license to its own indexes for operation of the WisdomTree ETFs. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At March 31, 2013 and December 31, 2012 the balance of accounts receivable from WTT was approximately $10,969 and $8,180, respectively which is included as a component of accounts receivable in the consolidated balance sheet. Revenue from advisory services provided to WTT for the three months ended March 31, 2013 and 2012 was $29,153 and $18,975 respectively.

Third-Party Sharing Arrangements

Included in third party sharing arrangements expense are payments (reimbursements) from/(to) the Company with respect to (i) a collaborative arrangement and (ii) marketing agreements with third parties:

Collaborative Arrangement— The Company was the principal participant for transactions under a collaborative arrangement with Mellon Capital Management Corporation (“Mellon Capital”) and The Dreyfus Corporation (“Dreyfus”). This arrangement ended in December 2012. Under the arrangement, the parties collaborated in developing currency and fixed income ETFs under WTT. The Company was responsible for operating the ETFs and providing sales, marketing and research support at its own cost. Mellon Capital and Dreyfus were responsible for providing sub-advisory, fund administration and accounting services for these collaborative ETFs at their own cost. Any revenues less third party costs, such as marketing, legal, accounting or fund management, related to these collaborative products are shared, including any losses (“net profit/(loss)”). The Company was responsible for arranging any third party costs related to this collaborative arrangement. The Company recorded these transactions on a gross basis reflecting all of the revenues and third party expenses on its consolidated financial statements in accordance with the nature of the revenue or expense. Any net profit/(loss) payments are reflected in Third-Party Sharing Arrangements expense on the consolidated financial statements.

Revenues and expenses under this collaborative arrangement included in the Company’s consolidated financial statements are as follows:

Three Month Ended March 31, 2012
ETF advisory fee revenue	$2,790
Expenses:
Fund management and administration	341
Marketing and advertising	10
Sales and business development	4

Total third party expenses	355

Net profit	2,435

Sharing	$1,195

Marketing agreements— the Company has entered into agreements with certain firms to serve as the external marketing agents for the WisdomTree ETFs. Under these agreements, the Company will pay a percentage of their advisory fee revenue, subject to caps, to the marketing agents based on incremental growth in assets under management. The Company incurred marketing fees of $111 and $550 for the three months March 31, 2013 and 2012 respectively.

Segment, Geographic and Customer Information

The Company operates as one business segment, as an ETF sponsor and asset manager providing investment advisory services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S.

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	March 31, 2013	December 31, 2012
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$10,668	$11,036

The following table summarizes unrealized gains, losses, and fair value of investments:

	March 31, 2013	December 31, 2012
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$10,668	$11,036
Gross unrealized gains	48	61
Gross unrealized losses	(163)	(157)

Fair value	$10,553	$10,940

The following table sets forth the maturity profile of investments:

	March 31, 2013	December 31, 2012
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	714	727
Due over ten years	9,954	10,309

Total	$10,668	$11,036

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

4. Fixed Assets

The following table summarizes fixed assets:

	March 31, 2013	December 31, 2012
Equipment	$796	$786
Furniture and fixtures	308	308
Leasehold improvements	1,062	1,062
Less accumulated depreciation and amortization	(1,758)	(1,676)

Total	$408	$480

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the three months ended March 31, 2013 and 2012 were approximately $362 and $288, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at March 31, 2013 are approximately as follows:

Remainder of 2013	$1,049
2014	184
2015	32
2016 and thereafter	3

Total	$1,268

The Company’s office lease expires in January 2014. The Company has begun the search for new office space.

Letter of Credit

The Company collateralizes its office lease space through a standby letter of credit. Pursuant to the terms of the lease agreement in 2012, the Company decreased its standby letter of credit from $700 to $419 and replaced its investments in debt securities with cash.

Contingencies

The Company is subject to various routine regulatory reviews and inspections by the SEC as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation or other legal proceedings that are expected to have a material impact on our business, financial position, results of operations, or cash flows.

In December 2011, Research Affiliates LLC filed a patent infringement lawsuit against the Company. In November 2012, Research Affiliates withdrew its lawsuit and entered into a settlement agreement with the Company. The Company’s insurance carrier funded a significant majority of the cost of defending this patent infringement lawsuit. The Company incurred litigation expense of $672, net of insurance reimbursement, in the three months ended March 31, 2012.

6. Stock-Based Awards

The Company grants equity awards to employees and directors and has in the past granted such awards to special advisors for services:

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

•

Stock awards granted to advisors vested over the contractual period of the consulting arrangement. The fair value of these awards was measured at the grant dated fair value and re-measured at each reporting period. Fair value was initially determined as the closing price of the Company’s common stock on the date of grant.

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2013	12,760,191	$0.95	1,281,144
Granted	—	$—	826,849
Exercised/vested	(315,000)	$2.37	(69,080)
Forfeitures	(37,500)	$4.23	—

Balance at March 31, 2013	12,407,691	$0.90	2,038,913

A summary of stock-based compensation expense is as follows:

	Three Months Ended March 31,
	2013	2012
Employees and directors	$1,714	$1,424
Non-employees	—	691

Total	$1,714	$2,115

7. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2013	2012
Net income	$7,854	$1,115

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	125,436	119,182
Dilutive effect of stock options and unvested restricted stock	14,214	18,218

Weighted averages shares used in dilutive computation	139,650	137,400

Basic earnings per share	$0.06	$0.01
Dilutive earnings per share	$0.06	$0.01

Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of options and restricted shares to purchase shares of common stock were included in the three months ended March 31, 2013 and 2012 respectively.

8. Shares Repurchased

During the three months ended March 31, 2013 and 2012, the Company repurchased 28,659 and 157,080 shares of its Company stock for an aggregate cost of $249 and $995 respectively. The shares repurchased relate to the tax withholding obligations that occur upon the vesting of restricted common stock granted to employees.

9. Public Offerings

In February 2012, the Company completed a public offering of its common stock at $5.61 per share. The Company sold 1,000,000 shares and certain of our stockholders sold 15,516,587 shares. Proceeds to the Company, less commissions and other direct selling expenses were approximately $4,329 and were used for working capital and other general corporate purposes. In November 2012, the Company completed a second public offering of its common stock where certain of our existing stockholders sold 27,795,630 shares at $6.10 per share. The Company did not sell any stock in the second offering and did not receive any proceeds from the sale of shares of its common stock by the selling stockholders. The Company incurred $353 in expenses in the fourth quarter of 2012 related to the second offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see the Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Our Business

We were the sixth largest sponsor of ETFs in the United States based on AUM, with AUM of approximately $25.1 billion as of March 31, 2013. An ETF is an investment fund that holds securities such as stocks or bonds and trades at approximately the same price as the net asset value of its underlying assets. ETFs offer exposure to a wide variety of investment themes, including domestic, international and emerging market equities, fixed income securities, currencies or commodities, as well as securities in specific industries and countries. We currently offer a comprehensive family of 47 ETFs, which includes 34 equity ETFs, six fixed income ETFs, five currency ETFs and two alternative strategy ETFs.

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

Market Environment

Equity markets worldwide experienced positive results for the first three months of 2013 with the S&P 500 and MSCI EAFE indexes increasing 10.6% and 5.1%, respectively; while, the MSCI Emerging Market index decreased 1.6%. Positive momentum in equities helped fuel flows into equity products for both ETFs and long term mutual funds in the first quarter of 2013.

Our Results – Executive Summary

Our AUM has been growing and reaching record levels, increasing from $15.7 billion at the end of the first quarter of 2012 to $25.1 billion at the end of the first quarter of 2013. Our net inflows increased from $2.3 billion in the first quarter of 2012 to a record $5.9 billion over the same time period in 2013. The positive momentum into equities helped drive these strong inflows in the first quarter of 2013. In particular, $3.9 billion of our inflows in the first quarter of 2013 were in our Japanese hedged equity ETF. Political and economic policy changes in Japan drove increased investor interest in the region. Our market share of industry net inflows was 10.8% in the first quarter of 2013 as compared to 4.3% in the first quarter of last year.

These operating metrics helped drive strong financial results. We recorded ETF revenues of $29.2 million in the first quarter of 2013, up 53.6% from the first quarter of last year primarily due to higher average AUM. Our expenses increased 19.0% compared to the first quarter of last year, due to higher compensation costs resulting from our record level of net inflows and higher fund related costs resulting from higher average AUM. Marketing and sales related expenses also increased as compared to the same period in 2012 as part of our planned strategic growth initiatives. Our net income reached $7.9 million as compared to $1.1 million over the same period last year and our pre-tax operating margin reached 27% as compared to 6%.

Competitive Environment

As the ETF industry grows, competition is increasing as existing players compete on price and broaden their suite of products to different strategies. For example, In March 2013, Charles Schwab & Co. filed a registration statement for six ETFs using the Russell fundamental indexes and in April 2013, iShares announced it would launch five factor-based ETFs. In addition, Deutsche Bank renamed five of their equity ETFs to stress their currency hedging strategy. We do not know what effect, if any, the launch of these ETFs may have on our business. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage, as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging, positions us well to maintain our position as one of the leaders of the ETF industry.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Total ETFs (in millions)
Beginning of period assets	$18,286	$16,783	$12,182
Inflows/(outflows)	5,893	1,059	2,299
Market appreciation/(depreciation)	924	444	1,210

End of period assets	$25,103	$18,286	$15,691

Average assets during the period	$21,934	$17,068	$14,265

ETF Industry and Market Share (in billions)
ETF industry net inflows	$54	$55	$53
WisdomTree market share of industry inflows	10.8%	1.9%	4.3%

International Developed Equity ETFs (in millions)
Beginning of period assets	$3,732	$2,896	$2,407
Inflows/(outflows)	4,210	620	302
Market appreciation/(depreciation)	583	216	255

End of period assets	$8,525	$3,732	$2,964

Average assets during the period	$6,072	$3,022	$2,680

Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$7,332	$6,542	$3,613
Inflows/(outflows)	876	515	1,398
Market appreciation/(depreciation)	(137)	275	583

End of period assets	$8,071	$7,332	$5,594

Average assets during the period	$7,905	$6,767	$4,780

US Equity ETFs (in millions)
Beginning of period assets	$4,371	$4,640	$3,429
Inflows/(outflows)	291	(205)	565
Market appreciation/(depreciation)	499	(64)	281

End of period assets	$5,161	$4,371	$4,275

Average assets during the period	$4,749	$4,522	$3,990

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Fixed Income ETFs (in millions)
Beginning of period assets	$2,118	$1,904	$1,506
Inflows/(outflows)	508	190	161
Market appreciation/(depreciation)	(26)	24	68

End of period assets	$2,600	$2,118	$1,735

Average assets during the period	$2,453	$1,990	$1,627

Currency ETFs (in millions)
Beginning of period assets	$611	$654	$950
Inflows/(outflows)	12	(37)	(104)
Market appreciation/(depreciation)	3	(6)	35

End of period assets	$626	$611	$881

Average assets during the period	$637	$632	$935

Alternative Strategy ETFs (in millions)
Beginning of period assets	$122	$147	$277
Inflows/(outflows)	(4)	(24)	(23)
Market appreciation/(depreciation)	2	(1)	(12)

End of period assets	$120	$122	$242

Average assets during the period	$118	$135	$253

Average ETF assets during the period
Emerging markets equity ETFs	36%	39%	33%
International developed equity ETFs	27%	18%	19%
US equity ETFs	22%	26%	28%
Fixed income ETFs	11%	12%	12%
Currency ETFs	3%	4%	7%
Alternative strategy ETFs	1%	1%	1%

Total	100%	100%	100%

Average ETF advisory fee during the period
Alternative strategy ETFs	0.94%	0.94%	0.95%
Emerging markets equity ETFs	0.67%	0.67%	0.67%
Fixed income ETFs	0.55%	0.55%	0.55%
International developed equity ETFs	0.52%	0.54%	0.55%
Currency ETFs	0.51%	0.50%	0.49%
US equity ETFs	0.35%	0.35%	0.35%

Blended total	0.54%	0.54%	0.54%

Number of ETFs—end of the period

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
International developed equity ETFs	18	18	18
US equity ETFs	11	11	12
Fixed income ETFs	6	5	5
Currency ETFs	5	5	7
Emerging markets equity ETFs	5	5	4
Alternative strategy ETFs	2	2	2

Total	47	46	48

Headcount	72	70	64

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended March 31, 2013 Compared to March 31, 2012

Revenues

	Three Months Ended March 31,		Change	Percent Change
	2013	2012
Average assets under management (in millions)	$21,934	$14,265	$7,669	53.8%
Average ETF advisory fee	0.54%	0.54%	—
ETF advisory fees (in thousands)	$29,153	$18,975	$10,178	53.6%
Other income (in thousands)	188	195	(7)	(3.6%)

Total revenues (in thousands)	$29,341	$19,170	$10,171	53.1%

ETF advisory fees

ETF advisory fees revenue increased 53.6% from $19.0 million in the three months ended March 31, 2012 to $29.2 million in the comparable period in 2013. This increase was primarily due to higher average AUM as a result of record levels of net inflows, in particular, into our Japanese hedged equity ETF. The average fee remained constant at 0.54%.

Other income

Other income remained relatively unchanged at $0.2 million in the three months ended March 31, 2012 and 2013.

Expenses

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2013	2012
Compensation and benefits	$7,482	$5,857	$1,625	27.7%
Fund management and administration	8,223	5,439	2,784	51.2%
Marketing and advertising	1,937	1,326	611	46.1%
Sales and business development	1,801	860	941	109.4%
Professional and consulting fees	613	1,109	(496)	(44.7%)
Occupancy, communication and equipment	377	301	76	25.2%
Depreciation and amortization	82	71	11	15.5%
Third-party sharing arrangements	111	1,745	(1,634)	(93.6%)
Other	861	609	252	41.4%
ETF shareholder proxy	—	66	(66)	na
Patent litigation, net	—	672	(672)	na

Total expenses	$21,487	$18,055	$3,432	19.0%

	Three Months Ended March 31,
As a Percent of Revenues:	2013	2012
Compensation and benefits	25.5%	30.6%
Fund management and administration	28.0%	28.4%
Marketing and advertising	6.6%	6.9%
Sales and business development	6.1%	4.5%
Professional and consulting fees	2.1%	5.8%
Occupancy, communication and equipment	1.3%	1.6%
Depreciation and amortization	0.3%	0.4%
Third-party sharing arrangements	0.4%	9.1%
Other	2.9%	3.2%
ETF shareholder proxy	0.0%	0.3%
Patent litigation, net	0.0%	3.4%

Total expenses	73.2%	94.2%

Compensation and benefits

Compensation and benefits expense increased 27.7% from $5.9 million in the three months ended March 31, 2012 to $7.5 million in the comparable period in 2013. This increase was primarily due to higher accrued incentive compensation due to our record levels of net inflows. Our headcount at March 31, 2012 was 64 compared to 72 at March 31, 2013.

Fund management and administration

Fund management and administration expenses increased 51.2% from $5.4 million in the three months ended March 31, 2012 to $8.2 million in the comparable period in 2013. At the end of 2012, we ended our joint venture with BNY Mellon. As a result, we began to record certain operating costs related to our currency and fixed income ETFs, which were previously recognized by BNY Mellon as part of the joint venture. This resulted in approximately $0.6 million in higher costs. Higher average AUM resulted in a $1.8 million increase in portfolio management, fund administration, accounting, index licensing, regulatory and distribution fees. We also incurred $0.3 million in higher printing related fees due to an increase in the number of holders of our ETFs. We had 47 ETFs at March 31, 2013 compared to 48 at March 31, 2012.

Marketing and advertising

Marketing and advertising expense increased 46.1% from $1.3 million in the three months ended March 31, 2012 to $1.9 million in the comparable period in 2013 primarily due to higher levels of online, print and television advertising to support our growth.

Sales and business development

Sales and business development expense increased 109.4% from $0.9 million in the three months ended March 31, 2012 to $1.8 million in the comparable period in 2013 primarily due to higher levels of sales related initiatives and activities.

Professional and consulting fees

Professional and consulting fees decreased 44.7% from $1.1 million in the three months ended March 31, 2012 to $0.6 million in the comparable period in 2013. This decrease was primarily due to no longer incurring variable stock based compensation for equity awards granted to strategic advisors partly offset by higher corporate consulting and accounting related fees.

Occupancy, communications and equipment expense increased 25.2% from $0.3 million in the three months ended March 31, 2012 to $0.4 million in the comparable period in 2013. Beginning in the second quarter of 2012, we began occupying office space we had previously sub-leased to a third party.

Depreciation and amortization

Depreciation and amortization expense increased 15.5% from $0.07 million in the three months ended March 31, 2012 to $0.08 million in the comparable period in 2013 due to improvements we made to office space we had previously sub-leased to a third party and began occupying.

Third-party sharing arrangements

Third-party sharing arrangements decreased 93.6% from $1.7 million in the three months ended March 31, 2012 to $0.1 million in the comparable period in 2013 primarily due to the end of our joint venture with BNY Mellon at the end of 2012.

Other

Other expenses increased 41.4% from $0.6 million in the three months ended March 31, 2012 to $0.9 million in the comparable period in 2013 primarily due to higher general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2013	December 31, 2012
Balance Sheet Data (in thousands):
Cash and cash equivalents	$52,297	$41,246
Investments	$10,668	$11,036
Accounts receivable	$11,098	$9,348
Total liabilities	$14,926	$12,365

	Three Months Ended March 31,
	2013	2012
Cash Flow Data (in thousands):
Operating cash flows	$10,244	$2,680
Investing cash flows	309	(1,119)
Financing cash flows	498	4,947

Increase in cash and cash equivalents	$11,051	$6,508

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

Cash and cash equivalents increased to $52.3 million at March 31, 2013 primarily due to $10.2 million of cash flow from operations due to our strong results, $0.7 million received from the proceeds from employees exercising stock options, $1.6 million of cash received from the redemption of investments, partly offset by $1.3 million used to purchase new investments.

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

During the first three months of 2013, we repurchased 28,659 shares from our employees at then current market prices at a cost of $0.2 million in connection with tax withholding upon vesting of restricted stock. The amount repurchased represented the required amount of tax withholding. We expect to continue purchasing shares for similar reasons.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of March 31, 2013.

		Payments Due by Period
		(in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$1,268	$1,049	$219	—	—

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

Income and Deferred Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. A valuation allowance is recorded to reduce the carrying values of deferred tax assets and liabilities to the amount that is more likely than not to be realized. As of March 31, 2013, we have net operating loss carry forwards and we have recognized a deferred tax asset for such carry forwards. Given the significant losses we have incurred since we began our operations, a valuation allowance has been recorded for the full amount of the deferred tax asset.

Recently Issued Accounting Pronouncements

None.

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

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $52.3 million and $41.2 million as of March 31, 2013 and December 31, 2012, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, our management, with the participation of our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, or the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth below and elsewhere in this report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

A significant portion of our assets under management are held in a single ETF that invests in Japanese companies and which hedges exposure to the Japanese Yen and we therefore have substantial exposure to Japan’s market conditions and are subject to risks associated with the Yen’s currency exchange rate.

At April 30, 2013, approximately $7.7 billion of our AUM, or 27.5%, was concentrated in our WisdomTree Japan Hedged Equity Fund, which invests solely in the securities of Japanese companies and hedges exposure to the Japanese Yen as against the U.S. Dollar. This fund has grown rapidly since December 31, 2012, when its AUM was approximately $1.2 billion. Therefore, to a significant extent, our near term operating results are particularly exposed to the performance of this fund, future fluctuations in the currency exchange rate of the Yen and investor sentiment concerning expected directional movement of the Yen, economic and market conditions in Japan and investor sentiment regarding future growth in Japan’s market. A strengthening of the Yen against the U.S. Dollar could result in investor redemptions thus reducing revenue.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	28,659	$8.68	—	$—
February 1, 2013 to February 28, 2013	—	$—	—	$—
March 1, 2013 to March 31, 2013	—	$—	—	$—

Total	28,659	$8.68	—	$—

(1)	The identified shares reflect restricted shares withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations that occur upon vesting and release of the restricted share. The value of the shares withheld is based upon the volume weighted average price of the common stock on the date of vesting. During the three months ended March 31, 2013, the Company repurchased 28,659 restricted shares of Company stock withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations for an aggregate price of $248,608 with an average price per share of $8.68.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Reference Exhibit No.

3.1	(1)	Form of Amended and Restated Certificate of Incorporation.	3.1

3.2	(1)	Amended and Restated Bylaws.	3.2

4.1	(1)	Specimen Common Stock Certificate.	4.1

4.2	(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3	(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4	(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5	(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

31.1	(2)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rules 13a-14 of the Exchange Act.

31.2	(2)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rules 13a-14 of the Exchange Act.

32	(2)	Section 1350 Certification.

101.INS	(2)*	XBRL Instance Document

101.SCH	(2)*	XBRL Taxonomy Extension Schema Document

101.CAL	(2)*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(2)*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(2)*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(2)*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011.
(2)	Filed herewith
*	Pursuant to Rule 406T, the interactive data files in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May, 2013.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/S/ AMIT MUNI
Amit Muni
Executive Vice President— Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)