Form 10-Q
period 2013-06-30
WisdomTree Investments, Inc.
filed 2013-08-07
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013 there were 128,099,292 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2013

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,733	$41,246
Accounts receivable	12,460	9,348
Other current assets	2,015	1,273

Total current assets	85,208	51,867
Fixed assets, net	438	480
Investments	11,375	11,036
Other noncurrent assets	51	42

Total assets	$97,072	$63,425

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$10,671	$6,924
Compensation and benefits payable	7,232	2,156
Accounts payable and other liabilities	3,783	3,272

Total current liabilities	21,686	12,352
Other noncurrent liabilities	—	13

Total liabilities	21,686	12,365

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 128,017 and 126,554; outstanding: 125,978 and 125,272	1,280	1,265
Additional paid-in capital	182,041	177,826
Accumulated deficit	(107,935)	(128,031)

Total stockholders’ equity	75,386	51,060

Total liabilities and stockholders’ equity	$97,072	$63,425

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
ETF advisory fees	$37,101	$20,230	$66,254	$39,205
Other income	230	163	418	358

Total revenues	37,331	20,393	66,672	39,563
Expenses:
Compensation and benefits	9,447	5,477	16,929	11,334
Fund management and administration	9,106	5,567	17,329	11,006
Marketing and advertising	2,196	1,548	4,133	2,874
Sales and business development	1,520	842	3,321	1,702
Professional and consulting fees	657	1,401	1,270	2,510
Occupancy, communications, and equipment	591	375	968	676
Depreciation and amortization	83	75	165	146
Third-party sharing arrangements	428	1,229	539	2,974
Other	1,061	743	1,922	1,352
ETF shareholder proxy	—	3,198	—	3,264
Patent litigation, net	—	(191)	—	481

Total expenses	25,089	20,264	46,576	38,319

Income before provision for income taxes	12,242	129	20,096	1,244
Provision for income taxes	—	—	—	—

Net income	$12,242	$129	$20,096	$1,244

Net income per share—basic	$0.10	$0.00	$0.16	$0.01

Net income per share—diluted	$0.09	$0.00	$0.14	$0.01

Weighted-average common shares—basic	125,771	121,920	125,605	120,551

Weighted-average common shares—diluted	140,081	138,477	139,716	137,748

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$20,096	$1,244
Non-cash items included in net income:
Depreciation and amortization and other	165	146
Stock-based compensation	3,405	4,033
Deferred rent	(69)	(71)
Accretion to interest income and other	94	80
Changes in operating assets and liabilities:
Accounts receivable	(3,112)	(1,980)
Other assets	(761)	(497)
Fund management and administration payable	3,747	2,499
Compensation and benefits payable	5,076	(1,362)
Accounts payable and other liabilities	568	4,438

Net cash provided by operating activities	29,209	8,530
Cash flows from investing activities:
Purchase of fixed assets	(123)	(125)
Purchase of investments	(2,943)	(5,241)
Proceeds from the redemption of investments	2,520	4,437

Net cash used in investing activities	(546)	(929)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	4,329
Shares repurchased	(249)	(1,033)
Proceeds from exercise of stock options	1,073	2,773

Net cash provided by financing activities	824	6,069

Net increase in cash and cash equivalents	29,487	13,670
Cash and cash equivalents—beginning of period	41,246	25,630

Cash and cash equivalents—end of period	$70,733	$39,300

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$34	$16

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc. (“WisdomTree” or the “Company”) is a New York-based exchange-traded fund sponsor and asset manager. The Company is the fifth largest sponsor of ETFs in the United States based on assets under management (“AUM”) at June 30, 2013. In June 2006, the Company launched 20 ETFs and, as of June 30, 2013, had 50 ETFs with AUM of $29.0 billion. Through its operating subsidiary, the Company provides investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree ETFs. The Company also licenses its indexes to third parties and promotes the use of WisdomTree ETFs in 401(k) plans. The Company has the following subsidiaries:

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

Revenue Recognition

The Company earns investment advisory fees for ETFs and licensing fees from third parties. ETF advisory fees are based on a percentage of the ETFs average daily net assets and recognized over the period the related service is provided. Fees for separately managed accounts and licensing are based on a percentage of the average monthly net assets and recognized over the period the related service is provided.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the calculation of diluted earnings per share in the three and six months ended June 30, 2013 and 2012, respectively.

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

Related-Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has granted WTT an exclusive license to its own indexes for operation of the WisdomTree ETFs. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At June 30, 2013 and December 31, 2012 the balance of accounts receivable from WTT was approximately $12,326 and $8,180, respectively which is included as a component of accounts receivable in the consolidated balance sheet. Revenue from advisory services provided to WTT for the three months ended June 30, 2013 and 2012 was $37,101 and $20,230 respectively and for the six months ended June 30, 2013 and 2012 was approximately $66,254 and $39,205, respectively.

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

Revenues and expenses under this collaborative arrangement included in the Company’s consolidated financial statements are as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
ETF advisory fee revenue	$2,733	$5,523
Expenses:
Fund management and administration	335	676
Marketing and advertising	9	19
Sales and business development	6	10

Total third party expenses	350	705

Net profit	2,383	4,818

Sharing	$1,147	$2,342

Marketing agreements— the Company has entered into agreements with certain firms to serve as the external marketing agents for the WisdomTree ETFs. Under these agreements, the Company will pay a percentage of their advisory fee revenue to the marketing agents based on incremental growth in assets under management. The Company incurred marketing fees of $428 and $82 for the three months June 30, 2013 and 2012 respectively. The Company incurred marketing fees of $539 and $632 for the six months June 30, 2013 and 2012 respectively.

Segment, Geographic and Customer Information

The Company operates as one business segment, as an ETF sponsor and asset manager providing investment advisory services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S.

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	June 30, 2013	December 31, 2012
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$11,375	$11,036

The following table summarizes unrealized gains, losses, and fair value of investments:

	June 30, 2013	December 31, 2012
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$11,375	$11,036
Gross unrealized gains	30	61
Gross unrealized losses	(712)	(157)

Fair value	$10,693	$10,940

The following table sets forth the maturity profile of investments:

	June 30, 2013	December 31, 2012
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	704	727
Due over ten years	10,671	10,309

Total	$11,375	$11,036

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

4. Fixed Assets

The following table summarizes fixed assets:

	June 30, 2013	December 31, 2012
Equipment	$866	$786
Furniture and fixtures	308	308
Leasehold improvements	1,105	1,062
Less accumulated depreciation and amortization	(1,841)	(1,676)

Total	$438	$480

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the three months ended June 30, 2013 and 2012 were approximately $368 and $348, respectively and for the six months ended June 30, 2012 and 2013 were approximately $730 and $636 respectively.

Future minimum lease payments with respect to non-cancelable operating leases at June 30, 2013 are approximately as follows:

Remainder of 2013	$685
2014	184
2015	32
2016 and thereafter	3

Total	$904

The Company’s office lease expires in January 2014 and it anticipates entering into a new 16 year lease agreement in August 2013.

Letter of Credit

The Company collateralizes its office lease through a standby letter of credit of $419 as of June 30, 2013.

Contingencies

The Company is subject to various routine regulatory reviews and inspections by the SEC as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation or other legal proceedings that are expected to have a material impact on our business, financial position, results of operations, or cash flows.

In December 2011, Research Affiliates LLC filed a patent infringement lawsuit against the Company. In November 2012, Research Affiliates withdrew its lawsuit and entered into a settlement agreement with the Company. The Company’s insurance carrier funded a significant majority of the cost of defending this patent infringement lawsuit. The Company incurred litigation expense of $(191) and $481, net of insurance reimbursement, in the three and six months ended June 30, 2012.

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

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2013	12,760,191	$0.95	1,281,144
Granted	—	$—	826,849
Exercised/vested	(665,500)	$1.61	(69,080)
Forfeitures	(37,500)	$4.23	—

Balance at June 30, 2013	12,057,191	$0.90	2,038,913

A summary of stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employees and directors	$1,691	$1,237	$3,405	$2,661
Non-employees	—	681	—	1,372

Total	$1,691	$1,918	$3,405	$4,033

7. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(shares in thousands)		(shares in thousands)
Net income	$12,242	$129	$20,096	$1,244

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	125,771	121,920	125,605	120,551
Dilutive effect of stock options and unvested restricted stock	14,310	16,557	14,111	17,197

Weighted averages shares used in dilutive computation	140,081	138,477	139,716	137,748

Basic earnings per share	$0.10	$0.00	$0.16	$0.01
Dilutive earnings per share	$0.09	$0.00	$0.14	$0.01

Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the calculation of dilutive earnings per share for the three and six months ending June 30, 2013 and 2012.

8. Shares Repurchased

During the six months ended June 30, 2013 and 2012, the Company repurchased 28,659 and 161,608 shares of its Company stock for an aggregate cost of $249 and $1,033 respectively. The shares repurchased relate to the tax withholding obligations that occur upon the vesting of restricted common stock granted to employees.

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

10. ETF Shareholder Proxy Solicitation

In 2012, the Company completed its solicitation from the WisdomTree ETF shareholders to obtain approval for the Company to continue as investment advisor for the WisdomTree ETFs if the Company’s largest stockholder, Michael Steinhardt, who beneficially owned 25.5% of the Company’s common stock prior to the second public offering discussed above in Note 9 were to sell or otherwise transfer shares of the Company’s common stock resulting in his beneficial ownership falling below 25%. The Investment Company Act presumes a change in control of the Company if Mr. Steinhardt’s ownership fell below the 25% threshold, which would trigger an automatic termination of the Company’s investment advisory agreements with the WisdomTree Trust and require approval of the WisdomTree ETF shareholders to continue the agreements. No further shareholder approval was required when Mr. Steinhardt’s ownership fell below 25%. In addition, the Company received approval from the WisdomTree ETF shareholders to allow the Company to change sub-advisors in the future. For the six months ended June 30, 2012 and the year ended December 31, 2012, the Company incurred proxy related expense of $3,264.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see the Item 1A. “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Our Business

We were the fifth largest sponsor of ETFs in the United States based on AUM, with AUM of approximately $29.0 billion as of June 30, 2013. An ETF is an investment fund that holds securities such as stocks or bonds and trades at approximately the same price as the net asset value of its underlying assets. ETFs offer exposure to a wide variety of investment themes, including domestic, international and emerging market equities, fixed income securities, currencies or commodities, as well as securities in specific industries and countries. We currently offer a comprehensive family of 50 ETFs, which includes 37 equity ETFs, six fixed income ETFs, five currency ETFs and two alternative strategy ETFs.

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

Market Environment

Equity markets worldwide experienced a strong start to 2013 with broad-based equity indexes reaching record levels at the end of the first quarter. However, due to concerns of slowing growth in emerging markets and discussions of tapering US economic stimulus by the US Federal Reserve as a result of rising US interest rates, volatility rose in the second quarter.

The following chart reflects the returns of the S&P 500, MSCI EAFE and MSCI Emerging Market indexes on a quarterly basis:

Flows into ETFs and mutual funds dampened in the second quarter due to the volatility in the markets. Yet, ETFs generated positive inflows and mutual funds experienced net outflows in the second quarter as reflected in the chart below:

In particular, mutual funds experienced significant outflows in fixed income products and an 85% decline in equity net inflows compared to the first quarter; yet ETFs experienced positive flows into fixed income products and only experienced a 45% decline in equity inflow levels compared to the first quarter. The chart below reflects flows into fixed income and equity mutual funds and ETFs during 2013:

Our Results - Executive Summary

Our AUM increased 58.5% in the first half of 2013 reaching $29.0 billion at June 30, 2013. Our net inflows increased from $0.3 billion in the second quarter of 2012 to $5.0 billion in the second quarter of 2013. We have experienced significant inflows in our Japanese hedged equity ETF in 2013 which accounted for $4.2 billion of our inflows, or 84%, in the second quarter of 2013 and $8.1 billion for the first half of 2013 or 75% of our first half net inflows. Political and economic policy changes in Japan, in particular the Japanese government’s desire to implement policies which have decreased the value of the Yen, drove increased investor interest in the region and our Japanese hedged equity ETF. Our market share of industry net inflows was 29.4% in the second quarter of 2013 and 15.2% for the first half of 2013 as compared to 1.4% in the second quarter of last year and 3.4% for the first half of last year.

Strong operating metrics helped drive record financial results. We recorded revenues of $37.3 million in the second quarter of 2013, up 83.1% from the second quarter of last year primarily due to higher average AUM. Our expenses increased 23.8% compared to the second quarter of last year, due to higher compensation costs resulting from our record level of net inflows and higher fund related costs resulting from higher average AUM. Included in 2012 were $3.2 million of expenses related to our proxy solicitation of our ETF shareholders as well as a net reimbursement of $0.2 million related to our patent litigation. Our net income reached $12.2 million as compared to $0.1 million over the same period last year and our pre-tax operating margin reached 33% as compared to 1%.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total ETFs (in millions)
Beginning of period assets	$25,103	$18,286	$15,691	$18,286	$12,182
Inflows/(outflows)	4,962	5,893	338	10,855	2,637
Market appreciation/(depreciation)	(1,090)	924	(1,025)	(166)	185

End of period assets	$28,975	$25,103	$15,004	$28,975	$15,004

Average assets during the period	$28,390	$21,934	$15,116	$25,162	$14,690
ETF Industry and Market Share (in billions)
ETF industry net inflows	$17	$54	$25	$71	$78
WisdomTree market share of industry inflows	29.4%	10.8%	1.4%	15.2%	3.4%
International Developed Equity ETFs (in millions)
Beginning of period assets	$8,525	$3,732	$2,964	$3,732	$2,407
Inflows/(outflows)	4,433	4,210	137	8,643	439
Market appreciation/(depreciation)	(55)	583	(255)	528	—

End of period assets	$12,903	$8,525	$2,846	$12,903	$2,846

Average assets during the period	$11,444	$6,072	$2,853	$8,758	$2,767
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$8,071	$7,332	$5,594	$7,332	$3,613
Inflows/(outflows)	(51)	876	462	825	1,860
Market appreciation/(depreciation)	(848)	(137)	(626)	(985)	(43)

End of period assets	$7,172	$8,071	$5,430	$7,172	$5,430

Average assets during the period	$7,964	$7,905	$5,398	$7,934	$5,089
US Equity ETFs (in millions)
Beginning of period assets	$5,161	$4,371	$4,275	$4,371	$3,429
Inflows/(outflows)	547	291	(113)	838	452
Market appreciation/(depreciation)	69	499	(68)	568	213

End of period assets	$5,777	$5,161	$4,094	$5,777	$4,094

Average assets during the period	$5,541	$4,749	$4,101	$5,145	$4,045

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fixed Income ETFs (in millions)
Beginning of period assets	$2,600	$2,118	$1,735	$2,118	$1,506
Inflows/(outflows)	78	508	(8)	586	153
Market appreciation/(depreciation)	(241)	(26)	(29)	(267)	39

End of period assets	$2,437	$2,600	$1,698	$2,437	$1,698

Average assets during the period	$2,700	$2,453	$1,716	$2,577	$1,671
Currency ETFs (in millions)
Beginning of period assets	$626	$611	$881	$611	$950
Inflows/(outflows)	(62)	12	(82)	(50)	(186)
Market appreciation/(depreciation)	(17)	3	(30)	(14)	5

End of period assets	$547	$626	$769	$547	$769

Average assets during the period	$607	$637	$828	$622	$881
Alternative Strategy ETFs (in millions)
Beginning of period assets	$120	$122	$242	$122	$277
Inflows/(outflows)	17	(4)	(58)	13	(81)
Market appreciation/(depreciation)	2	2	(17)	4	(29)

End of period assets	$139	$120	$167	$139	$167

Average assets during the period	$134	$118	$220	$126	$237
Average ETF assets during the period
International developed equity ETFs	40%	27%	19%	35%	19%
Emerging markets equity ETFs	28%	36%	36%	32%	35%
US equity ETFs	20%	22%	27%	20%	27%
Fixed income ETFs	10%	11%	11%	10%	11%
Currency ETFs	2%	3%	6%	2%	6%
Alternative strategy ETFs	0%	1%	1%	1%	2%

Total	100%	100%	100%	100%	100%

Average ETF advisory fee during the period
Alternative strategy ETFs	0.94%	0.94%	0.95%	0.94%	0.95%
Emerging markets equity ETFs	0.66%	0.67%	0.66%	0.66%	0.64%
Fixed income ETFs	0.55%	0.55%	0.55%	0.55%	0.55%
Currency ETFs	0.51%	0.51%	0.50%	0.51%	0.53%
International developed equity ETFs	0.50%	0.52%	0.54%	0.51%	0.54%
US equity ETFs	0.35%	0.35%	0.35%	0.35%	0.35%

Blended total	0.52%	0.54%	0.54%	0.53%	0.54%

Number of ETFs—end of the period

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
International developed equity ETFs	20	18	18	20	18
US equity ETFs	12	11	12	12	12
Fixed income ETFs	6	6	5	6	5
Currency ETFs	5	5	7	5	7
Emerging markets equity ETFs	5	5	4	5	4
Alternative strategy ETFs	2	2	2	2	2

Total	50	47	48	50	48

Headcount	79	72	66	79	66

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended June 30, 2013 Compared to June 30, 2012

Revenues

	Three Months Ended June 30,		Change	Percent Change
	2013	2012
Average assets under management (in millions)	$28,390	$15,116	$13,274	87.8%
Average ETF advisory fee	0.52%	0.54%	(0.02)
ETF advisory fees (in thousands)	$37,101	$20,230	$16,871	83.4%
Other income (in thousands)	230	163	67	41.1%

Total revenues (in thousands)	$37,331	$20,393	$16,938	83.1%

ETF advisory fees

ETF advisory fees revenue increased 83.4% from $20.2 million in the three months ended June 30, 2012 to $37.1 million in the comparable period in 2013. This increase was primarily due to higher average AUM as a result of strong net inflows, in particular, into our Japanese hedged equity ETF. Our average fee declined to 0.52% from 0.54% over the same period due to the change in mix of our AUM, primarily due to the strong flows into our Japanese hedged equity ETF which is priced at 0.48%.

Other income

Other income remained relatively unchanged at $0.2 million in the three months ended June 30, 2012 and 2013. Approximately $0.1 million of licensing revenue, which is included in other income, will decline due to the termination of a licensing arrangement for one of our indexes.

Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2013	2012
Compensation and benefits	$9,447	$5,477	$3,970	72.5%
Fund management and administration	9,106	5,567	3,539	63.6%
Marketing and advertising	2,196	1,548	648	41.9%
Sales and business development	1,520	842	678	80.5%
Professional and consulting fees	657	1,401	(744)	(53.1%)
Occupancy, communication and equipment	591	375	216	57.6%
Depreciation and amortization	83	75	8	10.7%
Third-party sharing arrangements	428	1,229	(801)	(65.2%)
Other	1,061	743	318	42.8%
ETF shareholder proxy	—	3,198	(3,198)	na
Patent litigation, net	—	(191)	191	na

Total expenses	$25,089	$20,264	$4,825	23.8%

	Three Months Ended June 30,
As a Percent of Revenues:	2013	2012
Compensation and benefits	25.3%	26.9%
Fund management and administration	24.4%	27.3%
Marketing and advertising	5.9%	7.6%
Sales and business development	4.1%	4.1%
Professional and consulting fees	1.8%	6.9%
Occupancy, communication and equipment	1.6%	1.8%
Depreciation and amortization	0.2%	0.4%
Third-party sharing arrangements	1.1%	6.0%
Other	2.8%	3.6%
ETF shareholder proxy	—	15.7%
Patent litigation, net	—	(0.9%)

Total expenses	67.2%	99.4%

Compensation and benefits

Compensation and benefits expense increased 72.5% from $5.5 million in the three months ended June 30, 2012 to $9.4 million in the comparable period in 2013. This increase was primarily due to higher accrued incentive compensation due to our record level of net inflows. In addition, we incurred higher stock based compensation due to equity awards granted to our employees as part of their year-end incentive compensation. Lastly, we incurred higher headcount related expenses. Our headcount at June 30, 2012 was 66 compared to 79 at June 30, 2013.

Fund management and administration

Fund management and administration expenses increased 63.6% from $5.6 million in the three months ended June 30, 2012 to $9.1 million in the comparable period in 2013. At the end of 2012, we ended our joint venture with BNY Mellon. As a result, we began to record certain operating costs related to our currency and fixed income ETFs, which were previously recognized by BNY Mellon as part of the joint venture. This resulted in approximately $0.6 million in higher costs. Higher average AUM resulted in a $2.7 million increase in portfolio management, fund administration, accounting, index licensing, regulatory and distribution fees. We also incurred $0.3 million in higher printing related fees due to an increase in the number of holders of our ETFs. We had 50 ETFs at June 30, 2013 compared to 48 at June 30, 2012.

Marketing and advertising

Marketing and advertising expense increased 41.9% from $1.5 million in the three months ended June 30, 2012 to $2.2 million in the comparable period in 2013 primarily due to higher levels of online, print and television advertising to support our growth. We anticipate marketing spending in the third quarter will be at the same levels as the first and second quarter of 2013.

Sales and business development

Sales and business development expense increased 80.5% from $0.8 million in the three months ended June 30, 2012 to $1.5 million in the comparable period in 2013 primarily due to new product development related activities as well as higher levels of spending for sales related initiatives.

Professional and consulting fees

Professional and consulting fees decreased 53.1% from $1.4 million in the three months ended June 30, 2012 to $0.7 million in the comparable period in 2013. This decrease was primarily due to no longer incurring variable stock based compensation for equity awards granted to strategic advisors partly offset by higher corporate consulting related fees.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 57.6% from $0.4 million in the three months ended June 30, 2012 to $0.6 million in the comparable period in 2013. This increase was primarily due to $0.2 million in commercial rent tax expense payable to NYC on our office space since we began occupying it in 2008.

Our current office space lease expires in January 2014 and we anticipate entering into a new a 16 year lease agreement for new office space in NYC to support our future growth in August 2013. We will occupy the new space when our current lease expires; however, we will begin to incur rent expense for the new office space immediately. As such, this expense will increase by approximately $0.7 million per quarter during the second half of 2013 as well as increase by approximately $0.2 million per quarter in future periods from our current expense level as we will be leasing more office space.

Depreciation and amortization

Depreciation and amortization expense remained relatively unchanged at $0.08 million in the three months ended June 30, 2012 and 2013. As discussed above, we anticipate having higher depreciation and amortization expense of approximately $0.2 million per quarter in future years due to leasehold improvement we will make to our new office space.

Third-party sharing arrangements

Third-party sharing arrangements decreased 65.2% from $1.2 million in the three months ended June 30, 2012 to $0.4 million in the comparable period in 2013 primarily due to the end of our joint venture with BNY Mellon at the end of 2012. Partly offsetting this decrease were higher fees to our marketing agents due to higher levels of inflows in Latin America.

Other

Other expenses increased 42.8% from $0.7 million in the three months ended June 30, 2012 to $1.1 million in the comparable period in 2013 primarily due to higher general and administrative expenses.

Six Months Ended June 30, 2013 Compared to June 30, 2012

Revenues

	Six Months Ended June 30,		Change	Percent Change
	2013	2012
Average assets under management (in millions)	$25,162	$14,690	$10,472	71.3%
Average ETF advisory fee	0.53%	0.54%	(0.01)
ETF advisory fees (in thousands)	$66,254	$39,205	$27,049	69.0%
Other income (in thousands)	418	358	60	16.80%

Total revenues (in thousands)	$66,672	$39,563	$27,109	68.5%

ETF advisory fees

ETF advisory fees revenue increased 69.0% from $39.2 million in the six months ended June 30, 2012 to $66.3 million in the comparable period in 2013. This increase was primarily due to higher average AUM as a result of record levels of net inflows, in particular, into our Japanese hedged equity ETF. Our average fee declined to 0.53% from 0.54% over the same period due to the change in mix of our AUM, primarily due to the strong flows into our Japanese hedged equity ETF which is priced at 0.48%.

Other income

Other income remained relatively unchanged at $0.4 million in the six months ended June 30, 2012 and 2013.

Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2013	2012
Compensation and benefits	$16,929	$11,334	$5,595	49.4%
Fund management and administration	17,329	11,006	6,323	57.5%
Marketing and advertising	4,133	2,874	1,259	43.8%
Sales and business development	3,321	1,702	1,619	95.1%
Professional and consulting fees	1,270	2,510	(1,240)	(49.4%)
Occupancy, communication and equipment	968	676	292	43.2%
Depreciation and amortization	165	146	19	13.0%
Third-party sharing arrangements	539	2,974	(2,435)	(81.9%)
Other	1,922	1,352	570	42.2%
ETF shareholder proxy	—	3,264	(3,264)	na
Patent litigation, net	—	481	(481)	na

Total expenses	$46,576	$38,319	$8,257	21.5%

	Six Months Ended June 30,
As a Percent of Revenues:	2013	2012
Compensation and benefits	25.4%	28.6%
Fund management and administration	26.0%	27.8%
Marketing and advertising	6.2%	7.3%
Sales and business development	5.0%	4.3%
Professional and consulting fees	1.9%	6.3%
Occupancy, communication and equipment	1.5%	1.7%
Depreciation and amortization	0.2%	0.4%
Third-party sharing arrangements	0.8%	7.5%
Other	2.9%	3.4%
ETF shareholder proxy	na	8.3%
Patent litigation, net	na	1.2%

Total expenses	69.9%	96.9%

Compensation and benefits

Compensation and benefits expense increased 49.4% from $11.3 million in the six months ended June 30, 2012 to $16.9 million in the comparable period in 2013. This increase was primarily due to higher accrued incentive compensation due to our record level of net inflows. In addition, we incurred higher stock based compensation due to equity awards granted to our employees as part of year-end incentive compensation. Lastly, we incurred higher headcount related expenses. Our headcount at June 30, 2012 was 66 compared to 79 at June 30, 2013.

Fund management and administration

Fund management and administration expenses increased 57.5% from $11.0 million in the six months ended June 30, 2012 to $17.3 million in the comparable period in 2013. At the end of 2012, we ended our joint venture with BNY Mellon. As a result, we began to record certain operating costs related to our currency and fixed income ETFs, which were previously recognized by BNY Mellon as part of the joint venture. This resulted in approximately $1.2 million in higher costs. Higher average AUM resulted in a $4.2 million increase in portfolio management, fund administration, accounting, index licensing, regulatory and distribution fees. We also incurred $0.6 million in higher printing related fees due to an increase in the number of holders of our ETFs. We had 50 ETFs at June 30, 2013 compared to 48 at June 30, 2012.

Marketing and advertising

Marketing and advertising expense increased 43.8% from $2.9 million in the six months ended June 30, 2012 to $4.1 million in the comparable period in 2013 primarily due to higher levels of online, print and television advertising to support our growth.

Sales and business development

Sales and business development expense increased 95.1% from $1.7 million in the six months ended June 30, 2012 to $3.3 million in the comparable period in primarily due to new product development related activities as well as higher levels of spending for sales related initiatives.

Professional and consulting fees

Professional and consulting fees decreased 49.4% from $2.5 million in the six months ended June 30, 2012 to $1.3 million in the comparable period in 2013. This decrease was primarily due to no longer incurring variable stock based compensation for equity awards granted to strategic advisors partly offset by higher corporate related fees.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 43.2% from $0.7 million in the six months ended June 30, 2012 to $1.0 million in the comparable period in 2013 This increase was primarily due to $0.2 million in commercial rent tax expense payable to NYC on our office space since we began occupying it in 2008.

Depreciation and amortization

Depreciation and amortization expense remained relatively unchanged for the six months ended June 30, 2012 and 2013.

Third-party sharing arrangements

Third-party sharing arrangements decreased 81.9% from $3.0 million in the six months ended June 30, 2012 to $0.5 million in the comparable period in 2013 primarily due to the end of our joint venture with BNY Mellon at the end of 2012. Partly offsetting this decrease were higher fees to our marketing agents due to higher levels of inflows in Latin America.

Other

Other expenses increased 42.2% from $1.4 million in the six months ended June 30, 2012 to $1.9 million in the comparable period in 2013 primarily due to higher general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2013	December 31, 2012
Balance Sheet Data (in thousands):
Cash and cash equivalents	$70,733	$41,246
Investments	$11,375	$11,036
Accounts receivable	$12,460	$9,348
Total liabilities	$21,686	$12,365

	Six Months Ended June 30,
	2013	2012
Cash Flow Data (in thousands):
Operating cash flows	$29,209	$8,530
Investing cash flows	(546)	(929)
Financing cash flows	824	6,069

Increase in cash and cash equivalents	$29,487	$13,670

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

Cash and cash equivalents increased by $29.5 million in the first six months of 2013 to $70.7 million at June 30, 2013 primarily due to $29.2 million of cash flow from operations due to our strong results, $1.1 million received from the proceeds from employees exercising stock options, $2.5 million of cash received from the redemption of investments, partly offset by $2.9 million used to purchase new investments.

Cash and cash equivalents increased by $13.7 million in the first six months of 2012 to $39.3 million at June 30, 2012 primarily due to $8.5 million of cash flow from operations due to our strong results, $4.3 million from the sale of our common stock, $2.8 million received from the proceeds from employees exercising stock options, $4.4 million of cash received from the redemption of investments, partly offset by $5.2 million used to purchase new investments.

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

During the first six months of 2013, we repurchased 28,659 shares from our employees at then current market prices at a cost of $0.2 million in connection with tax withholding upon vesting of restricted stock. The amount repurchased represented the required amount of tax withholding. We expect to continue purchasing shares for similar reasons.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of June 30, 2013.

		Payments Due by Period
		(in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$904	$685	$219	—	—

Our office space lease expires in January 2014 and we anticipate entering into a new 16 year lease agreement in August 2013.

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

Income and Deferred Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. A valuation allowance is recorded to reduce the carrying values of deferred tax assets and liabilities to the amount that is more likely than not to be realized. As of June 30, 2013, we have net operating loss carry forwards and we have recognized a deferred tax asset for such carry forwards. Given the significant tax losses we have incurred since we began our operations, a valuation allowance has been recorded for the full amount of the deferred tax asset.

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

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $70.7 million and $41.2 million as of June 30, 2013 and December 31, 2012, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, our management, with the participation of our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, or the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Executive Vice President—Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the risk factors and other information set forth below and elsewhere in this report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We derive a substantial portion of our revenue from products invested in securities of Japanese companies and are exposed to the market-specific political and economic risk, as well as general investor sentiment regarding future growth of this market and currency fluctuations.

At June 30, 2013, approximately 35.1% of our ETF AUM was concentrated in three of our WisdomTree ETFs that primarily invest in equity securities issued by companies in Japan, including one fund, WisdomTree Japan Hedged Equity Fund, that accounted for 34.3% of our ETF AUM. As a result, our operating results are particularly exposed to the performance of those funds, economic and market conditions in this market, general investor sentiment regarding future growth in this market and currency fluctuations and our ability to maintain the assets under management of those funds. If the AUM in these funds were to decline, either because of declining market values or because of net outflows from these funds, our revenue would be adversely affected.

We derive a majority of our revenue from a limited number of products and, as a result, our operating results are particularly exposed to the performance of those funds, investor sentiment toward the strategies pursued by those funds and our ability to maintain the assets under management of those funds.

At June 30, 2013, approximately 81% of our ETF AUM was concentrated in ten of our WisdomTree ETFs, approximately 68% of our ETF AUM was concentrated in five of our WisdomTree ETFs, and 34% of our ETF AUM was concentrated in one fund, WisdomTree Japan Hedged Equity Fund. As a result, our operating results are particularly exposed to the performance of those funds, investor sentiment toward investing in the strategies pursued by those funds and our ability to maintain the assets under management of those funds.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August, 2013.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/S/ AMIT MUNI
Amit Muni
Executive Vice President— Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)