Form 10-K/A
period 2012-12-31
WisdomTree Investments, Inc.
filed 2013-08-08
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

At July 31, 2013, there were 128,099,292 shares of the registrant’s Common Stock outstanding (voting shares).

Explanatory Note

This Form 10-K/A Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2012, as originally filed on March 15, 2013, and amended on April 26, 2013 (together, the “Original Filing”) of WisdomTree Investments, Inc. is being filed for the sole purpose of refiling certain exhibits thereto as required by certain Rules under Regulation S-K as follows:

Item 15. Exhibits, Financial Statement Schedules

(b). Exhibits

•	Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certifications

•	Exhibit 31.2 Rule 13a-14(a) / 15d-14(a) Certifications

Except as expressly noted herein, this Form 10-K/A Amendment No. 2 does not modify or update in any way disclosures made in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than expressly indicated in this Form 10-K/A and this amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Form 10-K/A Amendment No. 2should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 15, 2013.

Unless the context requires otherwise, references to “WisdomTree,” the “Company,” “we,” “our,” “us” or like terms refer to WisdomTree Investments, Inc. and its subsidiaries.

i

WISDOMTREE INVESTMENTS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2012

ii

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

A terrorist attack, war, power failure, cyber-attack, natural disaster or other catastrophic or unpredictable event could adversely affect our revenue, expenses and operating results by: interrupting our normal business operations; inflicting employee casualties, including loss of our key employees; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence. We have a disaster recovery plan to address certain contingencies, but this plan may not be sufficient in responding or ameliorating the effects of all disaster scenarios. Similarly, these types of events could also affect the ability of the third-party vendors that we rely upon to conduct our business—e.g., BNY Mellon which provides us with sub-advisory portfolio management services for most of our funds as well as custodial, fund accounting and administration services, or Standard & Poor’s, which provide us with index calculation services—to continue to provide these necessary services to us, even though they may also have disaster recovery plans to address these contingencies. If we or our third-party vendors are unable to respond adequately or in a timely manner, this failure may result in a loss of revenue and/or increased expenses, either of which would have a material adverse effect on our operating results.

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

ETF shareholder proxy solicitation

In the second quarter of 2012, we initiated the solicitation of proxies from the WisdomTree ETF shareholders to obtain approval for us to continue as investment advisor for the WisdomTree ETFs if our largest stockholder, Michael Steinhardt, who beneficially owned 25.5% of our common stock prior to the second public offering discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Results and Other Business Highlights—Public Offerings”, were to sell or otherwise transfer shares of our common stock resulting in his beneficial ownership falling below 25%. The Investment Company Act presumes a change in control of our Company if Mr. Steinhardt’s ownership fell below the 25% threshold, which would trigger an automatic termination of our investment advisory agreements with the WisdomTree Trust and require approval of the WisdomTree ETF shareholders to continue the agreements. We also sought approval from the WisdomTree ETF shareholders to allow us to change sub-advisors in the future without further shareholder approval. We completed the proxy solicitation and obtained the required approvals in August 2012. No further shareholder approval was required when, in November 2012, Mr. Steinhardt’s ownership fell below 25% in connection with a secondary offering we conducted. We incurred $3.3 million in proxy related expenses in 2012.

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

(in thousands)	Q1/11	Q2/11	Q3/11	Q4/11	Q1/12	Q2/12	Q3/12	Q4/12
Revenues
ETF advisory fees	$14,273	$16,514	$17,554	$16,025	$18,975	$20,230	$21,440	$23,379
Other income	260	202	182	150	195	163	221	195

Total revenues	14,533	16,716	17,736	16,175	19,170	20,393	21,661	23,574

Expenses
Compensation and benefits	5,217	4,610	5,085	4,722	5,857	5,477	5,734	6,165
Fund management and administration	4,162	5,736	5,093	4,891	5,439	5,567	5,671	6,343
Marketing and advertising	972	1,357	911	1,235	1,326	1,548	862	1,627
Sales and business development	745	913	954	991	860	842	831	1,053
Professional and consulting fees	977	966	1,250	1,114	1,109	1,401	1,305	788
Occupancy, communications and equipment	273	285	288	281	301	375	374	369
Depreciation and amortization	65	67	68	67	71	75	79	82
Third-party sharing arrangements	1,128	1,512	1,794	1,217	1,745	1,229	1,194	1,300
Other	457	457	711	618	609	743	859	765
ETF shareholder proxy	—	—	—	—	66	3,198	—	—
Litigation, net	—	—	—	150	672	(191)	219	(524)
Exchange listing and offering	382	124	223	—	—	—	—	353

Total expenses	14,378	16,027	16,377	15,286	18,055	20,264	17,128	18,321

Net income/(loss)	$155	$689	$1,359	$889	$1,115	$129	$4,533	$5,253

	Q1/11	Q2/11	Q3/11	Q4/11	Q1/12	Q2/12	Q3/12	Q4/12
Percent of Revenues
Revenues
ETF advisory fees	98.2%	98.8%	99.0%	99.1%	99.0%	99.2%	99.0%	99.2%
Other income	1.8%	1.2%	1.0%	0.9%	1.0%	0.8%	1.0%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses
Compensation and benefits	35.9%	27.6%	28.7%	29.2%	30.5%	26.9%	26.5%	26.2%
Fund management and administration	28.6%	34.3%	28.7%	30.3%	28.4%	27.3%	26.2%	26.9%
Marketing and advertising	6.7%	8.1%	5.1%	7.7%	6.9%	7.6%	4.0%	6.9%
Sales and business development	5.1%	5.5%	5.4%	6.1%	4.5%	4.1%	3.8%	4.5%
Professional and consulting fees	6.7%	5.8%	7.0%	6.9%	5.8%	6.9%	6.0%	3.3%
Occupancy, communications and equipment	1.9%	1.7%	1.6%	1.7%	1.6%	1.8%	1.7%	1.6%
Depreciation and amortization	0.5%	0.4%	0.4%	0.4%	0.4%	0.4%	0.4%	0.3%
Third-party sharing arrangements	7.8%	9.1%	10.1%	7.5%	9.1%	6.0%	5.5%	5.5%
Other	3.1%	2.7%	4.0%	3.8%	3.2%	3.6%	4.0%	3.2%
ETF shareholder proxy	—	—	—	—	0.3%	15.7%	—	—
Litigation, net	—	—	—	0.9%	3.5%	(0.9%)	1.0%	(2.2%)
Exchange listing and offering	2.6%	0.7%	1.3%	—	—	—	—	1.5%

Total expenses	98.9%	95.9%	92.3%	94.5%	94.2%	99.4%	79.1%	77.7%

Net income/(loss)	1.1%	4.1%	7.7%	5.5%	5.8%	0.6%	20.9%	22.3%

	Q1/11	Q2/11	Q3/11	Q4/11	Q1/12	Q2/12	Q3/12	Q4/12
Operating Statistics
Total ETF AUM (in millions)
Beginning of period assets	$9,891	$11,284	$12,934	$11,184	$12,182	$15,691	$15,004	$16,783
Inflows/(outflows)	1,264	1,699	179	756	2,299	338	1,036	1,059
Market appreciation/(depreciation)	129	(49)	(1,929)	242	1,210	(1025)	743	444

End of period assets	$11,284	$12,934	$11,184	$12,182	$15,691	$15,004	$16,783	$18,286

Average assets during the period	$10,294	$12,062	$12,762	$11,836	$14,265	$15,116	$15,769	$17,068

	Q1/11	Q2/11	Q3/11	Q4/11	Q1/12	Q2/12	Q3/12	Q4/12
ETF Industry and Market Share (in billions)
ETF industry net inflows	$23.6	$29.2	$20.9	$43.9	$53.2	$25.0	$51.8	$55.4
WisdomTree market share of industry inflows	5.4%	5.8%	0.9%	1.7%	4.3%	1.4%	2.0%	1.9%

International Developed Equity ETFs (in millions)
Beginning of period assets	$2,311	$2,865	$2,867	$2,501	$2,407	$2,964	$2,846	$2,896
Inflows/(outflows)	475	33	57	(94)	302	137	(58)	620
Market appreciation/(depreciation)	79	(31)	(423)	—	255	(255)	108	216

End of period assets	$2,865	$2,867	$2,501	$2,407	$2,964	$2,846	$2,896	$3,732

Average assets during the period	$2,463	$2,854	$2,722	$2,496	$2,680	$2,853	$2,859	$3,022

Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$3,780	$3,759	$3,988	$3,230	$3,613	$5,594	$5,430	$6,542
Inflows/(outflows)	59	344	102	418	1,398	462	736	515
Market appreciation/(depreciation)	(80)	(115)	(860)	(35)	583	(626)	376	275

End of period assets	$3,759	$3,988	$3,230	$3,613	$5,594	$5,430	$6,542	$7,332

Average assets during the period	$3,618	$3,863	$3,719	$3,456	$4,780	$5,398	$5,915	$6,767

U.S. Equity ETFs (in millions)
Beginning of period assets	$2,057	$2,218	$2,612	$2,523	$3,429	$4,275	$4,094	$4,640
Inflows/(outflows)	53	374	241	586	565	(113)	363	(205)
Market appreciation/(depreciation)	108	20	(330)	320	281	(68)	183	(64)

End of period assets	$2,218	$2,612	$2,523	$3,429	$4,275	$4,094	$4,640	$4,371

Average assets during the period	$2,164	$2,364	$2,528	$2,973	$3,990	$4,101	$4,393	$4,522

	Q1/11	Q2/11	Q3/11	Q4/11	Q1/12	Q2/12	Q3/12	Q4/12
Currency ETFs (in millions)
Beginning of period assets	$1,179	$1,467	$1,896	$1,194	$950	$881	$769	$654
Inflows/(outflows)	271	383	(566)	(157)	(104)	(82)	(129)	(37)
Market appreciation/(depreciation)	17	46	(136)	(56)	35	(30)	14	(6)
Reclass to Fixed Income				(31)

End of period assets	$1,467	$1,896	$1,194	$950	$881	$769	$654	$611

Average assets during the period	$1,335	$1,677	$1,786	$1,120	$935	$828	$694	$632

International Fixed Income ETFs (in millions)
Beginning of period assets	$564	$902	$1,379	$1,493	$1,506	$1,735	$1,698	$1,904
Inflows/(outflows)	335	442	280	(34)	161	(8)	148	190
Market appreciation/(depreciation)	3	35	(166)	16	68	(29)	58	24
Reclass from Currency				31

End of period assets	$902	$1,379	$1,493	$1,506	$1,735	$1,698	$1,904	$2,118

Average assets during the period	$679	$1,195	$1,780	$1,536	$1,627	$1,716	$1,749	$1,990

Alternative Strategy ETFs (in millions)
Beginning of period assets	$0	$73	$192	$243	$277	$242	$167	$147
Inflows/(outflows)	71	123	65	37	(23)	(58)	(24)	(24)
Market appreciation/(depreciation)	2	(4)	(14)	(3)	(12)	(17)	4	(1)

End of period assets	$73	$192	$243	$277	$242	$167	$147	$122

Average assets during the period	$35	$109	$227	$255	$253	$220	$159	$135

Average ETF Asset Mix (during the period)
Emerging Markets Equity ETFs	35%	32%	29%	29%	33%	36%	38%	39%
International Developed Equity ETFs	24%	23%	22%	21%	19%	19%	18%	18%
U.S. Equity ETFs	21%	20%	20%	25%	28%	27%	28%	26%
Currency ETFs	13%	14%	14%	10%	7%	6%	4%	4%
International Fixed Income ETFs	7%	10%	14%	13%	12%	11%	11%	12%
Alternative Strategy ETFs	0%	1%	1%	2%	1%	1%	1%	1%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Average ETF Advisory Fee (during the period)	0.56%	0.55%	0.55%	0.54%	0.54%	0.54%	0.54%	0.54%

	Q1/11	Q2/11	Q3/11	Q4/11	Q1/12	Q2/12	Q3/12	Q4/12
Number of ETFs (end of the period)
International Developed Equity ETFs	18	18	18	18	18	18	18	18
Emerging Markets Equity ETFs	4	4	4	4	4	4	5	5
U.S. Equity ETFs	12	12	12	12	12	12	12	11
Currency ETFs	9	9	9	7	7	7	7	5
International Fixed Income ETFs	2	2	2	4	5	5	5	5
Alternative Strategy ETFs	1	1	2	2	2	2	2	2

Total	46	46	47	47	48	48	49	46

Headcount	61	61	64	65	64	66	70	70

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31,
	2012	2011
Balance Sheet Data (in thousands):
Cash and cash equivalents	$41,246	$25,630
Investments	11,036	9,056
Accounts receivable	9,348	5,625
Total liabilities	(12,365)	(16,714)

	$49,265	$23,597

	Year Ended December 31,
	2012	2011	2010
Cash Flow Data (in thousands):
Operating cash flows	$11,234	$13,692	$2,128
Investing cash flows	(2,358)	(680)	628
Financing cash flows	6,740	(1,615)	1

Increase in cash and cash equivalents	$15,616	$11,397	$2,757

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

•	Align with long-term success—We believe our compensation programs should closely link incentive rewards to our long-term strategic priorities and successes and not short-term excessive risk taking.

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

Risk Analysis of Compensation Policies and Programs

The Compensation Committee has reviewed our overall compensation policies and believes that these policies do not encourage excessive and unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on our Company. The design of the compensation policies and programs encourages employees to remain focused on both our short-and long-term goals. For example, while the cash bonus plan measures performance on an annual basis, the equity awards typically vest over a number of years, which we believe encourages employees to focus on sustained stock price appreciation, thus limiting the potential for excessive risk-taking.

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

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus(1)	Stock Awards(2)	Option Awards(2)	Total
Jonathan Steinberg	2012	$450,000		$399,000	$109,012	—	$958,012
President and Chief Executive Officer	2011	$450,000		$318,750	$92,774	—	$861,524
	2010	$450,000		$262,500	$250,000	—	$962,500

Gregory Barton	2012	$69,423	(3)	$46,000	$1,348,000	—	$1,463,423
Chief Operating Officer

Amit Muni	2012	$300,000		$396,000	$986,575	—	$1,682,575
Chief Financial Officer	2011	$300,000		$317,188	$536,505	$448,500	$1,602,193
	2010	$294,792	(4)	$275,000	$50,000	$134,000	$753,792

Luciano Siracusano	2012	$300,000		$399,000	$1,055,512	—	$1,754,512
Chief Investment Strategist	2011	$300,000		$318,750	$92,774	—	$711,524
	2010	$245,833	(5)	$262,500	$62,501	—	$570,834

Peter Ziemba	2012	$300,000		$396,000	$986,575	—	$1,682,575
Chief Legal Officer	2011	$300,000		$317,188	$536,505	—	$1,153,693
	2010	$300,000		$275,000	$50,000	$134,000	$759,000

Bruce Lavine	2012	$185,417	(6)	$232,878	$68,129	—	$486,424
Vice Chairman (Former President and COO)	2011	$300,000		$399,219	$53,015	—	$752,234
	2010	$300,000		$350,000	$50,000	$100,500	$800,500

(1)	Amounts reflected for the year 2012 reflect bonuses earned in 2012 of which a portion was paid in December 2012 with the remainder paid in 2013, amounts reflected for the year 2011 reflect bonuses earned in 2011 and paid in 2012, and amounts reflected for the year 2010 reflect bonuses earned in 2010 and paid in 2011.
(2)	Amounts reflect the aggregate accounting grant date fair value of awards to our named executive officers computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 718. The assumptions used by us in the valuation of the equity awards are set forth in note 6 of the notes to our annual consolidated financial statements included elsewhere in this Report.
(3)	Amount reflected for 2012 reflects the pro rata of Mr. Barton’s employment agreement base salary of $300,000 from date of hire.
(4)	Pursuant to the terms of Mr. Muni’s employment agreement, his base salary increased from $275,000 to $300,000 effective on March 16, 2010. The amount shown above reflects the pro rata application of that increase for the year ended December 31, 2010.
(5)	The Compensation Committee increased Mr. Siracusano’s base salary from $200,000 to $250,000 effective on February 1, 2010. The amount shown above reflects the pro rata application of that increase for the year ended December 31, 2010.
(6)	Amount reflected for 2012 reflects the pro rata of Mr. Lavine’s current employment agreement as Vice Chairman with a base salary of $25,000, and his former employment agreement as President and COO with a base salary of $300,000.

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

	Number	Percentage
Named Executive Officers and Directors
Jonathan L. Steinberg(1)	9,794,749	7.4%
Gregory Barton(2)	207,573	0.2
Bruce I. Lavine(3)	513,355	0.4
Amit Muni(4)	910,933	0.7
Luciano Siracusano, III(5)	911,456	0.7
Peter M. Ziemba(6)	1,188,877	0.9
Michael Steinhardt(7)	19,808,766	15.4
Steven L. Begleiter(8)	73,461	0.1
Anthony Bossone	100,000	0.1
R. Jarrett Lilien(9)	307,372	0.2
James D. Robinson, IV(10)	1,263,789	1.0
Frank Salerno(11)	667,336	0.5
All directors and executive officers as a group (12 persons)(12)	35,747,307	26.3
Other 5% or Greater Stockholders
BlackRock, Inc.(13)	7,944,759	6.2
Horizon Kinetics LLC(14)	6,846,590	5.4
Wellington Management Company, LLP(15)	17,511,449	13.7

(1)	Includes (i) 798 shares of common stock owned by Mr. Steinberg’s spouse with whom he may be deemed to share voting power; (ii) 16,889 shares of common stock held in a joint account with Mr. Steinberg’s spouse with whom he shares voting power; (iii) 301,683 shares of restricted stock that do not vest within 60 days of February 15, 2013 and are not transferable by Mr. Steinberg until they vest, but over which he exercises voting control; and (iv) 5,585,000 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days from February 15, 2013.
(2)	Includes 207,573 shares of restricted stock that do not vest within 60 days of February 15, 2013 and are not transferable by Mr. Barton until they vest, but over which he exercises voting power.
(3)	Includes 305,432 shares of restricted stock that do not vest within 60 days of February 15, 2013 and are not transferable by Mr. Lavine until they vest, but over which he exercises voting power. Excludes 150,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of February 15, 2013 and excludes 244,686 shares of common stock held by the 2012 Bruce Lavine Irrevocable Trust for which he does not possess any voting or dispositive power.
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

WISDOMTREE INVESTMENTS, INC.

	By:	/s/ JONATHAN L. STEINBERG
Jonathan L. Steinberg
August 7, 2013		Chief Executive Officer and Director

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

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006
4.3(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006
4.4(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009
4.5(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009
10.1(1)	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust
10.2(2)	Amended and Restated License Agreement between WisdomTree Investments, Inc. and WisdomTree Trust dated March 1, 2012
10.4(1)	WisdomTree Investments, Inc. 1993 Stock Option Plan
10.5(1)	WisdomTree Investments, Inc. 1996 Performance Equity Plan
10.6(1)	WisdomTree Investments, Inc. 1996 Management Incentive Plan
10.7(1)	WisdomTree Investments, Inc. 2000 Performance Equity Plan
10.8(1)	WisdomTree Investments, Inc. 2001 Performance Equity Plan
10.9(1)	WisdomTree Investments, Inc. 2005 Performance Equity Plan
10.10(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholder on August 20, 2007
10.11(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholder on August 23, 2010
10.12(1)	Form of Restricted Stock Agreement (Multiple Year Vesting) for Executive Officers
10.13(1)	Form of Restricted Stock Agreement (Single Year Vesting) for Executive Officers
10.14(1)	Form of Stock Option Agreement for Executive Officers
10.15(1)	Form of Restricted Stock Agreement for Independent Directors
10.16(1)	Form of Stock Option Agreement for Independent Directors
10.17(1)	Form of Amendment dated January 26, 2009 to Existing Option Agreements between Registrant and Employees
10.19(1)	Stock Option Agreement between Registrant and Jonathan Steinberg dated March 17, 2004
10.20(1)	Amendment dated November 10, 2004 to Stock Option Agreements between Registrant and Jonathan Steinberg dated January 3, 2001, April 3, 2002 and March 17, 2004
10.21(1)	Stock Option Agreement between Registrant and Jonathan Steinberg dated November 10, 2004
10.24(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated March 17, 2004
10.26(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated November 10, 2004
10.27(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated January 26, 2009
10.28(1)	Amendment dated March 30, 2011 to Stock Option Agreements between Registrant and Luciano Siracusano dated January 26, 2009
10.29(1)	Stock Option Agreement between Registrant and Michael Steinhardt dated November 10, 2004
10.30(1)	Stock Option Agreement between Registrant and Frank Salerno dated July 22, 2005
10.31.1(3)	Further Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Bruce Lavine dated as of April 24, 2012

Exhibit Number	Description
10.32(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Peter M. Ziemba dated as of May 24, 2011
10.33(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Amit Muni dated as of May 24, 2011
10.34(1)	Form of Proprietary Rights and Confidentiality Agreement
10.35(1)	Form of Indemnification Agreement for Officers and Directors
10.36(4)	Employment Agreement between WisdomTree Asset Management, Inc. and Gregory Barton dated as of October 8, 2012
21.1(5)	Subsidiaries of WisdomTree Investments, Inc.
23.1(6)	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1(6)	Rule 13a-14(a) / 15d-14(a) Certifications
31.2(6)	Rule 13a-14(a) / 15d-14(a) Certifications
32.1(5)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(5)*	XBRL Instance Document
101.SCH(5)*	XBRL Taxonomy Extension Schema Document
101.CAL(5)*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(5)*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(5)*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(5)*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2012.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2012.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2013
(6)	Filed herewith.
*	Pursuant to Rule 406T, the interactive data files in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ,and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.