Form 10-Q/A
period 2013-03-31
WisdomTree Investments, Inc.
filed 2013-08-08
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

This Form 10-Q/A Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as originally filed on May 10, 2013, the Original Filing of WisdomTree Investments, Inc. is being filed for the sole purpose of refiling certain exhibits thereto as required by certain Rules under Regulation S-K as follows:

Item 15. Exhibits, Financial Statement Schedules

(b). Exhibits

•	Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certifications

•	Exhibit 31.2 Rule 13a-14(a) / 15d-14(a) Certifications

Except as expressly noted herein, this Form 10-Q/A Amendment No. 1 does not modify or update in any way disclosures made in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than expressly indicated in this Form 10-Q/A and this amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Form 10-Q/A Amendment No. 1 should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to May 10, 2013.

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

Collaborative Arrangement—The Company was the principal participant for transactions under a collaborative arrangement with Mellon Capital Management Corporation (“Mellon Capital”) and The Dreyfus Corporation (“Dreyfus”). This arrangement ended in December 2012. Under the arrangement, the parties collaborated in developing currency and fixed income ETFs under WTT. The Company was responsible for operating the ETFs and providing sales, marketing and research support at its own cost. Mellon Capital and Dreyfus were responsible for providing sub-advisory, fund administration and accounting services for these collaborative ETFs at their own cost. Any revenues less third party costs, such as marketing, legal, accounting or fund management, related to these collaborative products are shared, including any losses (“net profit/(loss)”). The Company was responsible for arranging any third party costs related to this collaborative arrangement. The Company recorded these transactions on a gross basis reflecting all of the revenues and third party expenses on its consolidated financial statements in accordance with the nature of the revenue or expense. Any net profit/(loss) payments are reflected in Third-Party Sharing Arrangements expense on the consolidated financial statements.

Revenues and expenses under this collaborative arrangement included in the Company’s consolidated financial statements are as follows:

Three Month Ended March 31, 2012
ETF advisory fee revenue	$2,790
Expenses:
Fund management and administration	341
Marketing and advertising	10
Sales and business development	4

Total third party expenses	355

Net profit	2,435

Sharing	$1,195

Marketing agreements—the Company has entered into agreements with certain firms to serve as the external marketing agents for the WisdomTree ETFs. Under these agreements, the Company will pay a percentage of their advisory fee revenue, subject to caps, to the marketing agents based on incremental growth in assets under management. The Company incurred marketing fees of $111 and $550 for the three months March 31, 2013 and 2012 respectively.

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

Our Results—Executive Summary

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

	(In thousands, except per share data)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	28,659	$8.68	—	$—
February 1, 2013 to February 28, 2013	—	$—	—	$—
March 1, 2013 to March 31, 2013	—	$—	—	$—

Total	28,659	$8.68	—	$—

(1)	The identified shares reflect restricted shares withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations that occur upon vesting and release of the restricted share. The value of the shares withheld is based upon the volume weighted average price of the common stock on the date of vesting. During the three months ended March 31, 2013, the Company repurchased 28,659 restricted shares of Company stock withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations for an aggregate price of $248,608 with an average price per share of $8.68.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Reference Exhibit No.

3.1 (1)	Form of Amended and Restated Certificate of Incorporation.	3.1

3.2 (1)	Amended and Restated Bylaws.	3.2

4.1 (1)	Specimen Common Stock Certificate.	4.1

4.2 (1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3 (1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4 (1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5 (1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

31.1 (3)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rules 13a-14 of the Exchange Act.

31.2 (3)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rules 13a-14 of the Exchange Act.

32 (2)	Section 1350 Certification.

101.INS (2)*	XBRL Instance Document

101.SCH (2)*	XBRL Taxonomy Extension Schema Document

101.CAL (2)*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (2)*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013
(3)	Filed herewith
*	Pursuant to Rule 406T, the interactive data files in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August, 2013.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/S/ AMIT MUNI
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)