Form 10-Q
period 2013-09-30
WisdomTree Investments, Inc.
filed 2013-11-07
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 30, 2013 there were 129,391,406 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2013

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,114	$41,246
Accounts receivable	16,254	9,348
Other current assets	1,975	1,273

Total current assets	105,343	51,867
Fixed assets, net	1,349	480
Investments	11,603	11,036
Other noncurrent assets	50	42

Total assets	$118,345	$63,425

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$10,621	$6,924
Compensation and benefits payable	9,391	2,156
Accounts payable and other liabilities	4,026	3,272

Total current liabilities	24,038	12,352
Other noncurrent liabilities	3,063	13

Total liabilities	27,101	12,365

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 129,410 and 126,554; outstanding: 127,461 and 125,272	1,294	1,265
Additional paid-in capital	182,920	177,826
Accumulated deficit	(92,970)	(128,031)

Total stockholders’ equity	91,244	51,060

Total liabilities and stockholders’ equity	$118,345	$63,425

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
ETF advisory fees	$39,437	$21, 440	$105,691	$60,645
Other income	193	221	611	579

Total revenues	39,630	21,661	106,302	61,224
Expenses:
Compensation and benefits	9,648	5,734	26,577	17,068
Fund management and administration	8,794	5,671	26,123	16,677
Marketing and advertising	2,031	862	6,164	3,736
Sales and business development	1,305	831	4,626	2,533
Professional and consulting fees	542	1,305	1,812	3,815
Occupancy, communications, and equipment	723	374	1,691	1,050
Depreciation and amortization	84	79	249	225
Third-party sharing arrangements	374	1,194	913	4,168
Other	1,164	859	3,086	2,211
ETF shareholder proxy	—	—	—	3,264
Patent litigation, net	—	219	—	700

Total expenses	24,665	17,128	71,241	55,447

Income before provision for income taxes	14,965	4,533	35,061	5,777
Provision for income taxes	—	—	—	—

Net income	$14,965	$4,533	$35,061	$5,777

Net income per share—basic	$0.12	$0.04	$0.28	$0.05

Net income per share—diluted	$0.11	$0.03	$0.25	$0.04

Weighted-average common shares—basic	126,509	123,214	125,909	121,445

Weighted-average common shares—diluted	140,097	138,458	139,805	137,878

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$35,061	$5,777
Non-cash items included in net income:
Depreciation and amortization and other	249	225
Stock-based compensation	5,186	5,903
Deferred rent	111	(106)
Accretion to interest income and other	108	89
Changes in operating assets and liabilities:
Accounts receivable	(3,683)	(3,759)
Other assets	(720)	(185)
Fund management and administration payable	3,697	(736)
Compensation and benefits payable	7,235	(933)
Accounts payable and other liabilities	471	1,251

Net cash provided by operating activities	47,715	7,526
Cash flows from investing activities:
Purchase of fixed assets	(1,118)	(182)
Purchase of investments	(3,358)	(6,098)
Proceeds from the redemption of investments	2,693	5,657

Net cash used in investing activities	(1,783)	(623)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	4,329
Shares repurchased	(1,413)	(1,169)
Proceeds from exercise of stock options	1,349	3,910

Net cash (used in)/provided by financing activities	(64)	7,070

Net increase in cash and cash equivalents	45,868	13,973
Cash and cash equivalents—beginning of period	41,246	25,630

Cash and cash equivalents—end of period	$87,114	$39,603

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33	$29

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc. (“WisdomTree” or the “Company”) is a New York-based exchange-traded fund sponsor and asset manager. The Company is the fifth largest sponsor of ETFs in the United States based on assets under management (“AUM”) at September 30, 2013. In June 2006, the Company launched 20 ETFs and, as of September 30, 2013, had 53 ETFs with AUM of $31.4 billion. Through its operating subsidiary, the Company provides investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree ETFs. The Company also licenses its indexes to third parties and promotes the use of WisdomTree ETFs in 401(k) plans. At September 30, 2013 the Company had the following subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”)—a wholly owned subsidiary formed in February 2005 is an investment advisor registered with the Securities and Exchange Commission (“SEC”). WTAM provides investment advisory and other management services to WTT and the WisdomTree ETFs. In exchange for providing these services, the Company receives advisory fee revenues based on a percentage of the ETFs average daily net assets under management.

•	WisdomTree Retirement Services, Inc. (“WTRS”)—a wholly owned subsidiary formed in August 2007 and dissolved in September 2013, marketed with selected third parties the use of WisdomTree ETFs in 401(k) plans.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customers’ and other obligations due under normal trade terms. In addition at September 30, 2013, the Company has recorded $3,223 due from the owner of its new office space related to leasehold improvements. An allowance for doubtful accounts is not provided since, in the opinion of management, all accounts receivable recorded are deemed collectible.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the calculation of diluted earnings per share in the three and nine months ended September 30, 2013 and 2012, respectively.

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

Related-Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has granted WTT an exclusive license to its own indexes for operation of the WisdomTree ETFs. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At September 30, 2013 and December 31, 2012 the balance of accounts receivable from WTT was approximately $12,977 and $8,180, respectively which is included as a component of accounts receivable in the consolidated balance sheet. Revenue from advisory services provided to WTT for the three months ended September 30, 2013 and 2012 was $39,437 and $21,440 respectively and for the nine months ended September 30, 2013 and 2012 was approximately $105,691 and $60,645, respectively.

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

Revenues and expenses under this collaborative arrangement included in the Company’s consolidated financial statements are as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
ETF advisory fee revenue	$2,616	$8,139
Expenses:
Fund management and administration	311	987
Marketing and advertising	14	33
Sales and business development	7	17

Total third party expenses	332	1,037

Net profit	2,284	7,102

Sharing	$1,113	$3,455

Marketing agreements— the Company has entered into agreements with certain firms to serve as the external marketing agents for the WisdomTree ETFs. Under these agreements, the Company will pay a percentage of their advisory fee revenue to the marketing agents based on incremental growth in assets under management. The Company incurred marketing fees of $374 and $81 for the three months September 30, 2013 and 2012 respectively. The Company incurred marketing fees of $913 and $713 for the nine months September 30, 2013 and 2012 respectively.

Segment, Geographic and Customer Information

The Company operates as one business segment, as an ETF sponsor and asset manager providing investment advisory services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S.

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	September 30, 2013	December 31, 2012
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$11,603	$11,036

The following table summarizes unrealized gains, losses, and fair value of investments:

	September 30, 2013	December 31, 2012
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$11,603	$11,036
Gross unrealized gains	59	61
Gross unrealized losses	(1,066)	(157)

Fair value	$10,596	$10,940

The following table sets forth the maturity profile of investments:

	September 30, 2013	December 31, 2012
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	694	727
Due over ten years	10,909	10,309

Total	$11,603	$11,036

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

4. Fixed Assets

As of September 30, 2013 the Company has capitalized approximately $563 for furniture and fixtures and $453 for leasehold improvements related to its new office space which it intends to depreciate and amortize when completed and ready for use.

The following table summarizes fixed assets:

	September 30, 2013	December 31, 2012
Equipment	$888	$786
Furniture and fixtures	871	308
Leasehold improvements	1,515	1,062
Less accumulated depreciation and amortization	(1,925)	(1,676)

Total	$1,349	$480

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the three months ended September 30, 2013 and 2012 were approximately $582 and $351, respectively and for the nine months ended September 30, 2013 and 2012 were approximately $1,312 and $987 respectively.

Future minimum lease payments with respect to non-cancelable operating leases at September 30, 2013 are approximately as follows:

Remainder of 2013	$1,060
2014	3,092
2015	2,880
2016 and thereafter	37,902

Total	$44,934

The Company’s current office lease expires in January 2014 and the Company entered into a new 16 year lease agreement in August 2013.

Letter of Credit

The Company collateralizes its current office lease through a standby letter of credit of $419 as of September 30, 2013. In August 2013, the Company collateralized its new office lease through an additional standby letter of credit of $1,384 held as an investment in debt securities, which is included in investments on the consolidated balance sheets at September 30, 2013.

Contingencies

The Company is subject to various routine regulatory reviews and inspections by the SEC and may be subject to legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation or other legal proceedings that are expected to have a material impact on our business, financial position, results of operations, or cash flows.

In December 2011, Research Affiliates LLC filed a patent infringement lawsuit against the Company. In November 2012, Research Affiliates withdrew its lawsuit and entered into a settlement agreement with the Company. The Company’s insurance carrier funded a significant majority of the cost of defending this patent infringement lawsuit. The Company incurred litigation expense of $219 and $700, net of insurance reimbursement, in the three and nine months ended September 30, 2012.

6. Stock-Based Awards

The Company grants equity awards to employees and directors and has in the past granted such awards to special advisors for services:

•	Options are issued generally for terms of ten years and vest between two to four years. Options are issued with an exercise price equal to the fair value of the Company’s common stock on the date of grant. The Company estimated the fair value for options using the Black-Scholes Option Pricing Model.

•	All restricted stock and option awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions. Awards generally vest over one to four years.

•	Stock awards granted to advisors vested over the contractual period of the consulting arrangement. The fair value of these awards was measured at the grant dated fair value and re-measured at each reporting period. Fair value was initially determined as the closing price of the Company’s common stock on the date of grant.

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2013	12,760,191	$0.95	1,281,144
Granted	—	$—	981,810
Exercised/vested	(1,998,000)	$0.68	(308,334)
Forfeitures	(37,500)	$4.23	(5,328)

Balance at September 30, 2013	10,724,691	$0.99	1,949,292

A summary of stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employees and directors	$1,781	$1,256	$5,186	$3,917
Non-employees	—	614	—	1,986

Total	$1,781	$1,870	$5,186	$5,903

7. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(shares in thousands)		(shares in thousands)
Net income	$14,965	$4,533	$35,061	$5,777

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	126,509	123,214	125,909	121,445
Dilutive effect of stock options and unvested restricted stock	13,588	15,244	13,896	16,433

Weighted averages shares used in dilutive computation	140,097	138,458	139,805	137,878

Basic earnings per share	$0.12	$0.04	$0.28	$0.05
Dilutive earnings per share	$0.11	$0.03	$0.25	$0.04

Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the calculation of dilutive earnings per share for the three and nine months ending September 30, 2013 and 2012.

8. Shares Repurchased

During the nine months ended September 30, 2013 and 2012, the Company repurchased 118,156 and 182,172 shares of its Company stock for an aggregate cost of $1,413 and $1,169 respectively. The shares repurchased relate to the tax withholding obligations that occur upon the vesting of restricted common stock granted to employees.

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

10. ETF Shareholder Proxy Solicitation

In 2012, the Company completed its solicitation from the WisdomTree ETF shareholders to obtain approval for the Company to continue as investment advisor for the WisdomTree ETFs if the Company’s largest stockholder, Michael Steinhardt, who then beneficially owned 25.5% of the Company’s common stock prior to the second public offering discussed above in Note 9, were to sell or otherwise transfer shares of the Company’s common stock resulting in his beneficial ownership falling below 25%. The Investment Company Act presumes a change in control of the Company if Mr. Steinhardt’s ownership fell below the 25% threshold, which would trigger an automatic termination of the Company’s investment advisory agreements with the WisdomTree Trust and require approval of the WisdomTree ETF shareholders to continue the agreements. No further shareholder approval was required when Mr. Steinhardt’s ownership fell below 25%. In addition, the Company received approval from the WisdomTree ETF shareholders to allow the Company to change sub-advisors in the future. For the nine months ended September 30, 2012 and the year ended December 31, 2012, the Company incurred proxy related expense of $3,264.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Our Business

We were the fifth largest sponsor of ETFs in the United States based on AUM, with AUM of approximately $31.4 billion as of September 30, 2013. An ETF is an investment fund that holds securities such as stocks or bonds and trades at approximately the same price as the net asset value of its underlying assets. ETFs offer exposure to a wide variety of investment themes, including domestic, international and emerging market equities, fixed income securities, currencies or commodities, as well as securities in specific industries and countries. We currently offer a comprehensive family of 53 ETFs, which includes 40 equity ETFs, six fixed income ETFs, five currency ETFs and two alternative strategy ETFs.

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

Market Environment

Economic conditions improved during the third quarter. As the charts below reflect, global equity indexes rebounded from the end of the second quarter. Concerns over European sovereign debt risk and growth concerns in the emerging markets declined and more importantly, U.S. economic indicators improved. This contributed to generally higher global equity prices. As a result, the U.S Federal Reserve signaled that a reduction of asset purchases at some point during the second half of 2013 would have been likely if the economic recovery continues. This contributed to more challenging markets during the latter half of the third quarter as interest rates and volatility increased. On September 18, 2013, the Federal Reserve announced it would not taper its economic stimulus program.

The following chart reflects the returns of the S&P 500, MSCI EAFE and MSCI Emerging Market indexes on a quarterly basis:

As the charts below reflect, flows into ETFs increased from the second quarter; however, mutual funds continued to experience outflows primarily driven by outflows from fixed income products due to rising short term interest rates, although ETFs continued to experience net inflows into fixed income products:

Our Results

Our AUM increased 71.5% in the first nine months of 2013, reaching $31.4 billion at September 30, 2013, primarily due to $12.0 billion of net inflows. We have experienced significant inflows in our Japanese hedged equity ETF in 2013 which accounted for $8.8 billion, or 73%, of our inflows. Political and economic policy changes in Japan, in particular the Japanese government’s desire to implement policies which have decreased the value of the Yen, drove increased investor interest in the region and our Japanese hedged equity ETF.

Our net inflows were $1.2 billion in the third quarter of 2013, which declined from $5.9 billion in the first quarter and $5.0 billion in the second quarter. We experienced lower levels of inflows into our Japan hedged equity ETF due to the strengthening of the Yen versus the U.S. dollar as well as volatility in the Japanese markets. In addition, due to rising interest rates, we experienced outflows in our fixed income ETFs.

Our market share of industry net inflows was 2.1% in the third quarter of 2013 and 9.8% for the first nine months of 2013. Our target is to achieve 3% to 5% of industry inflows on an annual basis. Our above target performance for the first nine months of 2013 was due to the strong inflows we experienced in our Japan hedged equity ETF.

We continue to achieve record financial results. We recorded revenues of $39.6 million in the third quarter of 2013, up 83.0% from the third quarter of last year primarily due to higher average AUM from record net inflows. Our expenses increased 44.0% compared to the third quarter of last year, due to higher compensation costs resulting from our record level of net inflows, higher fund related costs resulting from higher average AUM and marketing related spending to support our growth. Included in the third quarter of 2012 were $0.2 million of net expenses related to our patent litigation. Our third quarter net income reached a record $15.0 million as compared to $4.5 million over the same period last year and our pre-tax operating margin reached 38% as compared to 21%.

Other Developments

As the ETF industry grows, competition is increasing. For example, in August 2013, Charles Schwab & Co. launched six ETFs using the Russell fundamental indexes with fees generally equivalent with our comparable ETFs. In September 2013, iShares filed a registration statement for three currency hedged equity ETFs including a Japan hedged equity ETF. Also, Deutsche Bank launched three additional currency hedged equity ETFs. We do not know what effect, if any, the launch of these ETFs may have on our business. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage, as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging, positions us well to maintain our position as one of the leaders of the ETF industry.

In September, 2013, we entered into an agreement with State Street Bank and Trust Company to transfer fund administration and custody services from Bank of New York Mellon, effective April 1, 2014. As a result of this change, we expect costs savings and an improvement in our gross margins. For example, if State Street’s pricing had been in effect in the third quarter, fund expenses would have been approximately 1.5 million lower, or 6 million in annualized savings. This would have translated into a four percentage point improvement to our gross margins.

Non-GAAP Financial Measurements

Gross margin is a non-GAAP financial measurement which we believe provides useful and meaningful information as it is a financial measurement management reviews when evaluating the Company’s operating results. We define gross margin as total revenues less fund management and administration expenses and third-party sharing arrangements. We believe this financial measurement provides investors with a consistent way to analyze the amount we retain after paying third party service providers to operate our ETFs and third party marketing agents whose fees are associated with our AUM level. The following table reflects the calculation of our gross margin and gross margin percentage:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012
GAAP total revenue	$39,630	$21,661	$106,302	$61,224
Fund management and administration	(8,794)	(5,671)	(26,123)	(16,677)
Third party sharing arrangements	(374)	(1,194)	(913)	(4,168)

Gross margin	$30,462	$14,796	$79,266	$40,379
Gross margin percentage	76.9%	68.3%	74.6%	66.0%

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total ETFs (in millions)
Beginning of period assets	$28,975	$25,103	$15,004	$18,286	$12,182
Inflows/(outflows)	1,160	4,962	1,036	12,015	3,673
Market appreciation/(depreciation)	1,217	(1,090)	743	1,051	928

End of period assets	$31,352	$28,975	$16,783	$31,352	$16,783

Average assets during the period	$30,473	$28,390	$15,769	$26,932	$15,051
ETF Industry and Market Share (in billions)
ETF industry net inflows	$55.4	$15.4	$51.8	$123.0	$130.0
WisdomTree market share of industry inflows	2.1%	32.2%	2.0%	9.8%	2.8%
International Developed Equity ETFs (in millions)
Beginning of period assets	$12,903	$8,525	$2,846	$3,732	$2,407
Inflows/(outflows)	957	4,433	(58)	9,600	381
Market appreciation/(depreciation)	771	(55)	108	1,299	108

End of period assets	$14,631	$12,903	$2,896	$14,631	$2,896

Average assets during the period	$14,063	$11,444	$2,859	$10,526	$2,798
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$7,172	$8,071	$5,430	$7,332	$3,613
Inflows/(outflows)	286	(51)	736	1,111	2,596
Market appreciation/(depreciation)	245	(848)	376	(740)	333

End of period assets	$7,703	$7,172	$6,542	$7,703	$6,542

Average assets during the period	$7,289	$7,964	$5,915	$7,719	$5,365
US Equity ETFs (in millions)
Beginning of period assets	$5,777	$5,161	$4,094	$4,371	$3,429
Inflows/(outflows)	273	547	363	1,111	815
Market appreciation/(depreciation)	221	69	183	789	396

End of period assets	$6,271	$5,777	$4,640	$6,271	$4,640

Average assets during the period	$6,214	$5,541	$4,393	$5,502	$4,161
Fixed Income ETFs (in millions)
Beginning of period assets	$2,437	$2,600	$1,698	$2,118	$1,506
Inflows/(outflows)	(320)	78	148	266	301
Market appreciation/(depreciation)	(22)	(241)	58	(289)	97

End of period assets	$2,095	$2,437	$1,904	$2,095	$1,904

Average assets during the period	$2,246	$2,700	$1,749	$2,466	$1,697
Currency ETFs (in millions)
Beginning of period assets	$547	$626	$769	$611	$950
Inflows/(outflows)	(48)	(62)	(129)	(98)	(315)
Market appreciation/(depreciation)	3	(17)	14	(11)	19

End of period assets	$502	$547	$654	$502	$654

Average assets during the period	$515	$607	$694	$586	$819
Alternative Strategy ETFs (in millions)
Beginning of period assets	$139	$120	$167	$122	$277
Inflows/(outflows)	12	17	(24)	25	(105)
Market appreciation/(depreciation)	(1)	2	4	3	(25)

End of period assets	$150	$139	$147	$150	$147

Average assets during the period	$146	$134	$159	$133	$211

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Average ETF assets during the period
International developed equity ETFs	46%	40%	18%	39%	19%
Emerging markets equity ETFs	24%	28%	38%	29%	36%
US equity ETFs	20%	20%	28%	20%	28%
Fixed income ETFs	7%	10%	11%	9%	11%
Currency ETFs	2%	2%	4%	2%	5%
Alternative strategy ETFs	1%	0%	1%	1%	1%

Total	100%	100%	100%	100%	100%

Average ETF advisory fee during the period
Alternative strategy ETFs	0.94%	0.94%	0.94%	0.94%	0.95%
Emerging markets equity ETFs	0.66%	0.66%	0.67%	0.66%	0.67%
Fixed income ETFs	0.55%	0.55%	0.55%	0.55%	0.55%
Currency ETFs	0.50%	0.51%	0.50%	0.50%	0.50%
International developed equity ETFs	0.50%	0.50%	0.54%	0.51%	0.54%
US equity ETFs	0.35%	0.35%	0.35%	0.35%	0.35%

Blended total	0.51%	0.52%	0.54%	0.52%	0.54%

Number of ETFs—end of the period

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
International developed equity ETFs	20	20	18	20	18
US equity ETFs	13	12	12	13	12
Emerging markets equity ETFs	7	5	5	7	5
Fixed income ETFs	6	6	5	6	5
Currency ETFs	5	5	7	5	7
Alternative strategy ETFs	2	2	2	2	2

Total	53	50	49	53	49

Headcount	84	79	70	84	70

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended September 30, 2013 Compared to September 30, 2012

Revenues

	Three Months Ended September 30,		Change	Percent Change
	2013	2012
Average assets under management (in millions)	$30,473	$15,769	$14,704	93.2%
Average ETF advisory fee	0.51%	0.54%	(0.03)
ETF advisory fees (in thousands)	$39,437	$21,440	$17,997	83.9%
Other income (in thousands)	193	221	(28)	(12.7%)

Total revenues (in thousands)	$39,630	$21,661	$17,969	83.0%

ETF advisory fees

ETF advisory fees revenue increased 83.9% from $21.4 million in the three months ended September 30, 2012 to $39.4 million in the comparable period in 2013. This increase was primarily due to higher average AUM as a result of strong net inflows, in particular, into our Japanese hedged equity ETF, as well as market appreciation. Our average fee declined to 0.51% from 0.54% over the same period due to the change in mix of our AUM, primarily due to the strong flows into our Japanese hedged equity ETF which is priced at 0.48%.

Other income

Other income remained relatively unchanged at $0.2 million in the three months ended September 30, 2012 and 2013 as higher interest and investment income from larger available cash balances were offset by lower revenue due to the termination of a licensing arrangement for one of our indexes.

Expenses

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2013	2012
Compensation and benefits	$9,648	$5,734	$3,914	68.3%
Fund management and administration	8,794	5,671	3,123	55.1%
Marketing and advertising	2,031	862	1,169	135.6%
Sales and business development	1,305	831	474	57.0%
Professional and consulting fees	542	1,305	(763)	(58.5%)
Occupancy, communication and equipment	723	374	349	93.3%
Depreciation and amortization	84	79	5	6.3%
Third-party sharing arrangements	374	1,194	(820)	(68.7%)
Other	1,164	859	305	35.5%
Patent litigation, net	—	219	(219)	na

Total expenses	$24,665	$17,128	$7,537	44.0%

	Three Months Ended September 30,
As a Percent of Revenues:	2013	2012
Compensation and benefits	24.3%	26.5%
Fund management and administration	22.2%	26.2%
Marketing and advertising	5.1%	4.0%
Sales and business development	3.3%	3.8%
Professional and consulting fees	1.4%	6.0%
Occupancy, communication and equipment	1.8%	1.7%
Depreciation and amortization	0.2%	0.4%
Third-party sharing arrangements	1.0%	5.5%
Other	2.9%	4.0%
Patent litigation, net	—	1.0%

Total expenses	62.2%	79.1%

Compensation and benefits

Compensation and benefits expense increased 68.3% from $5.7 million in the three months ended September 30, 2012 to $9.6 million in the comparable period in 2013. This increase was primarily due to higher accrued incentive compensation due to our record level of net inflows on a year to date basis in 2013; higher headcount related expenses to support our growth; and higher stock based compensation due to the recognition of expense for equity awards granted to our employees as part of 2012 year-end compensation. Our headcount at the end of the third quarter of 2013 was 84 compared to 70 at the end of the third quarter of 2012.

Fund management and administration

Fund management and administration expenses increased 55.1% from $5.7 million in the three months ended September 30, 2012 to $8.8 million in the comparable period in 2013. At the end of 2012, we ended our joint venture with BNY Mellon. As a result, we began to record certain operating costs related to our currency and fixed income ETFs, which were previously recognized by BNY Mellon as part of the joint venture. This resulted in approximately $0.5 million in higher costs during the third quarter of 2013. Higher average AUM resulted in a $2.3 million increase in portfolio management, fund administration, accounting, index licensing, regulatory and distribution fees. We had 49 ETFs at September 30, 2012 compared to 53 at September 30, 2013.

Marketing and advertising

Marketing and advertising expense increased by $1.2 million from $0.9 million in the three months ended September 30, 2012 to $2.0 million in the comparable period in 2013 primarily due to higher levels of online, print and television advertising. In the past, due to seasonality, we decreased marketing spending in the third quarter; however, we increased spending this quarter to support our growth.

Sales and business development

Sales and business development expense increased 57.0% from $0.8 million in the three months ended September 30, 2012 to $1.3 million in the comparable period in 2013 primarily due to new product development related activities as well as higher levels of spending for sales related initiatives.

Professional and consulting fees

Professional and consulting fees decreased 58.5% from $1.3 million in the three months ended September 30, 2012 to $0.5 million in the comparable period in 2013. This decrease was primarily due to no longer incurring variable stock based compensation for equity awards granted to strategic advisors partly offset by higher corporate consulting related fees.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 93.3% from $0.4 million in the three months ended September 30, 2012 to $0.7 million in the comparable period in 2013. This increase was primarily due to costs for new office space as well as expense related to commercial rent tax. Our current office space lease expires in January 2014 and in August 2013, we entered into a new 16 year lease agreement for new office space in NYC to support our future growth. We will occupy the new space when our current lease expires; however, we will incur rent expense for the new office space beginning September 2013. As such, we will incur additional rent expense of $0.7 million in the fourth quarter.

Depreciation and amortization

Depreciation and amortization expense remained relatively unchanged at $0.08 million in the three months ended September 30, 2012 and 2013. As discussed above, we anticipate having higher depreciation and amortization expense of approximately $0.2 million per quarter in future years due to amortization of leasehold improvements we will make to our new office space.

Third-party sharing arrangements

Third-party sharing arrangements decreased 68.7% from $1.2 million in the three months ended September 30, 2012 to $0.4 million in the comparable period in 2013 primarily due to the end of our joint venture with BNY Mellon at the end of 2012. Partly offsetting this decrease were higher fees to our marketing agents due to higher levels of inflows from Latin America.

Other

Other expenses increased 35.5% from $0.9 million in the three months ended September 30, 2012 to $1.2 million in the comparable period in 2013 primarily due to higher general and administrative expenses.

Nine Months Ended September 30, 2013 Compared to September 30, 2012

Revenues

	Nine Months Ended September 30,		Change	Percent Change
	2013	2012
Average assets under management (in millions)	$26,932	$15,051	$11,881	78.9%
Average ETF advisory fee	0.52%	0.54%	(0.02)
ETF advisory fees (in thousands)	$105,691	$60,645	$45,046	74.3%
Other income (in thousands)	611	579	32	5.5%

Total revenues (in thousands)	$106,302	$61,224	$45,078	73.6%

ETF advisory fees

ETF advisory fees revenue increased 74.3% from $60.6 million in the nine months ended September 30, 2012 to $105.7 million in the comparable period in 2013. This increase was primarily due to higher average AUM as a result of record levels of net inflows, in particular, into our Japanese hedged equity ETF as well as market appreciation. Our average fee declined to 0.52% from 0.54% over the same period due to the change in mix of our AUM, primarily due to the strong flows into our Japanese hedged equity ETF which is priced at 0.48%.

Other income

Other income remained relatively unchanged at $0.6 million in the nine months ended September 30, 2012 and 2013 as higher interest and investment income from larger available cash balances were offset by lower revenue due to the termination of a licensing arrangement for one of our indexes.

Expenses

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2013	2012
Compensation and benefits	$26,577	$17,068	$9,509	55.7%
Fund management and administration	26,123	16,677	9,446	56.6%
Marketing and advertising	6,164	3,736	2,428	65.0%
Sales and business development	4,626	2,533	2,093	82.6%
Professional and consulting fees	1,812	3,815	(2,003)	(52.5%)
Occupancy, communication and equipment	1,691	1,050	641	61.0%
Depreciation and amortization	249	225	24	10.7%
Third-party sharing arrangements	913	4,168	(3,255)	(78.1%)
Other	3,086	2,211	875	39.6%
ETF shareholder proxy	—	3,264	(3,264)	na
Patent litigation, net	—	700	(700)	na

Total expenses	$71,241	$55,447	$15,794	28.5%

	Nine Months Ended September 30,
As a Percent of Revenues:	2013	2012
Compensation and benefits	25.0%	27.9%
Fund management and administration	24.5%	27.3%
Marketing and advertising	5.8%	6.1%
Sales and business development	4.4%	4.2%
Professional and consulting fees	1.7%	6.2%
Occupancy, communication and equipment	1.6%	1.7%
Depreciation and amortization	0.2%	0.4%
Third-party sharing arrangements	0.9%	6.8%
Other	2.9%	3.6%
ETF shareholder proxy	na	5.3%
Patent litigation, net	na	1.1%

Total expenses	67.0%	90.6%

Compensation and benefits

Compensation and benefits expense increased 55.7% from $17.1 million in the nine months ended September 30, 2012 to $26.6 million in the comparable period in 2013. This increase was primarily due to higher accrued incentive compensation due to our record level of net inflows. In addition, we incurred higher stock based compensation due to equity awards granted to our employees as part of year-end incentive compensation. Lastly, we incurred higher headcount related expenses to support our growth. Our headcount at September 30, 2012 was 70 compared to 84 at September 30, 2013.

Fund management and administration

Fund management and administration expenses increased 56.6% from $16.7 million in the nine months ended September 30, 2012 to $26.1 million in the comparable period in 2013. At the end of 2012, we ended our joint venture with BNY Mellon. As a result, we began to record certain operating costs related to our currency and fixed income ETFs, which were previously recognized by BNY Mellon as part of the joint venture. This resulted in approximately $1.7 million in higher costs during the nine months ended September 30, 2013. Higher average AUM resulted in a $6.5 million increase in portfolio management, fund administration, accounting, index licensing, regulatory and distribution fees. We also incurred $0.8 million in higher printing related fees due to an increase in the number of holders of our ETFs. We had 49 ETFs at September 30, 2012 compared to 53 at September 30, 2013.

Marketing and advertising

Marketing and advertising expense increased 65.0% from $3.7 million in the nine months ended September 30, 2012 to $6.2 million in the comparable period in 2013 primarily due to higher levels of online, print and television advertising to support our growth.

Sales and business development

Sales and business development expense increased 82.6% from $2.5 million in the nine months ended September 30, 2012 to $4.6 million in the comparable period primarily due to new product development related activities as well as higher levels of spending for sales related initiatives.

Professional and consulting fees

Professional and consulting fees decreased 52.5% from $3.8 million in the nine months ended September 30, 2012 to $1.8 million in the comparable period in 2013. This decrease was primarily due to no longer incurring variable stock based compensation for equity awards granted to strategic advisors.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 61.0% from $1.1 million in the nine months ended September 30, 2012 to $1.7 million in the comparable period in 2013. This increase was primarily due to $0.3 million in commercial rent tax expense payable to NYC on our office space since we began occupying it in 2008. In addition, as discussed above, we incurred additional costs for new office space.

Depreciation and amortization

Depreciation and amortization expense remained relatively unchanged for the nine months ended September 30, 2012 and 2013.

Third-party sharing arrangements

Third-party sharing arrangements decreased 78.1% from $4.2 million in the nine months ended September 30, 2012 to $0.9 million in the comparable period in 2013 primarily due to the end of our joint venture with BNY Mellon at the end of 2012. Partly offsetting this decrease were higher fees to our marketing agents due to higher levels of inflows from Latin America.

Other

Other expenses increased 39.6% from $2.2 million in the nine months ended September 30, 2012 to $3.1 million in the comparable period in 2013 primarily due to higher general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2013	December 31, 2012
Balance Sheet Data (in thousands):
Cash and cash equivalents	$87,114	$41,246
Investments	$11,603	$11,036
Accounts receivable	$16,254	$9,348
Total liabilities	$27,101	$12,365

	Nine Months Ended September 30,
	2013	2012
Cash Flow Data (in thousands):
Operating cash flows	$47,715	$7,526
Investing cash flows	(1,783)	(623)
Financing cash flows	(64)	7,070

Increase in cash and cash equivalents	$45,868	$13,973

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

Cash and cash equivalents increased by $45.9 million in the first nine months of 2013 to $87.1 million at September 30, 2013 primarily due to $47.7 million of cash flow from operations due to our strong results, $1.3 million received from the proceeds from employees exercising stock options, $2.7 million of cash received from the redemption of investments, partly offset by $3.4 million used to purchase new investments, $1.4 million used to repurchase our common stock due to employees vesting in restricted stock awards and $1.1 million used to purchase leasehold improvements for our new office space.

Cash and cash equivalents increased by $14.0 million in the first nine months of 2012 to $39.6 million at September 30, 2012 primarily due to $7.5 million of cash flow from operations due to our strong results, $4.3 million from the sale of our common stock, $3.9 million received from the proceeds from employees exercising stock options, $5.7 million of cash received from the redemption of investments, partly offset by $6.1 million used to purchase new investments and $1.2 million used for shares repurchased.

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

During the first nine months of 2013, we repurchased 118,156 shares from our employees at then current market prices at a cost of $1.4 million in connection with tax withholding upon vesting of restricted stock. The amount repurchased represented the required amount of tax withholding. We expect to continue purchasing shares for similar reasons.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of September 30, 2013.

		Payments Due by Period
		(in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$44,934	$1,060	$5,972	8,322	29,580

Our current office lease expires in January 2014 and we entered into a new 16 year lease agreement in August 2013.

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

Income and Deferred Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. A valuation allowance is recorded to reduce the carrying values of deferred tax assets and liabilities to the amount that is more likely than not to be realized. As of September 30, 2013, we have net operating loss carry forwards and we have recognized a deferred tax asset for such carry forwards. Given the significant tax losses we have incurred since we began our operations, a valuation allowance has been recorded for the full amount of the deferred tax asset.

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

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $98.7 million and $52.3 million as of September 30, 2013 and December 31, 2012, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, or the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the risk factors and other information set forth below and elsewhere in this report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	67,596	$12.95	—	$—
August 1, 2013 to August 31, 2013	21,901	$13.19	—	$—
September 1, 2013 to September 30, 2013	—	$—	—	$—

Total	89,497	$13.02	—	$—

(1)	The identified shares reflect restricted shares withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations that occur upon vesting and release of the restricted share. The value of the shares withheld is based upon the volume weighted average price of the common stock on the date of vesting. During the three months ended September 30, 2013, the Company repurchased 89,497 restricted shares of Company stock withheld pursuant to the terms of awards granted to employees to offset tax withholding obligations for an aggregate price of $1,164,036 with an average price per share of $13.02.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Reference Exhibit No.

3.1	(1)	Form of Amended and Restated Certificate of Incorporation.	3.1

3.2	(1)	Amended and Restated Bylaws.	3.2

4.1	(1)	Specimen Common Stock Certificate.	4.1

4.2	(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3	(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4	(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5	(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

31.1	(2)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rules 13a-14 of the Exchange Act.

31.2	(2)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rules 13a-14 of the Exchange Act.

32	(2)	Section 1350 Certification.

101.INS	(2)*	XBRL Instance Document

101.SCH	(2)*	XBRL Taxonomy Extension Schema Document

101.CAL	(2)*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(2)*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(2)*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(2)*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011.
(2)	Filed herewith
*	Pursuant to Rule 406T, the interactive data files in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November, 2013.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
Chief Executive Officer
(Authorized Officer
and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/S/ AMIT MUNI
Amit Muni
Chief Financial Officer
(Authorized Officer and Principal Financial
and Accounting Officer)