Form 10-K
period 2013-12-31
WisdomTree Investments, Inc.
filed 2014-03-03
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-10932

WisdomTree Investments, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 Park Avenue, 35th Floor New York, New York	10167
(Address of principal executive officers)	(Zip Code)

212-801-2080

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

☒	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates (computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June 28, 2013) was $1,166,704,557.

At February 18, 2014, there were 132,699,903 shares of the registrant’s Common Stock outstanding (voting shares).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2014, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE INVESTMENTS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2013

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

In particular, forward-looking statements in this Report include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets and exchange traded funds (“ETFs”);

•	anticipated levels of inflows into and outflows out of our ETFs;

•	our ability to deliver favorable rates of return to investors;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully expand our business into non-U.S. markets;

•	competition in our business; and

•	the effect of laws and regulations that apply to our business.

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

Our Company

We are the only publicly-traded asset management company that focuses exclusively on ETFs. We are the fifth largest ETF sponsor in the United States with assets under management (“AUM”) of approximately $34.9 billion as of December 31, 2013. Our family of ETFs includes fundamentally weighted funds that track our own indexes, funds that track third party indexes and actively managed funds. We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers.

We focus on creating ETFs for investors that offer thoughtful innovation, smart engineering and redefined investing. Most of our index-based funds employ a fundamental weighted investment methodology, which weights securities on the basis of factors such as dividends or earnings, whereas most other ETF industry indexes use a capitalization weighted methodology. In addition, we also offer actively managed ETFs, which are ETFs that are not based on a particular index but rather are actively managed with complete transparency into the ETF’s portfolio on a daily basis. Our regulatory exemptive relief enables us to use our own indexes for certain of our ETFs and actively manage other ETFs.

In evaluating the performance of our Equity, Fixed Income and Alternatives ETFs against actively managed and index based mutual funds and ETFs, as of December 31, 2013 85% of the $33.9 billion invested in our ETFs and 56% (28 of 50) of our Equity, Fixed Income and Alternatives ETFs outperformed their comparable Morningstar average since inception.

Our AUM has been growing and reaching record levels each year from $12.2 billion at the end of 2011 to $18.3 billion at the end of 2012 and $34.9 billion at the end of 2013. Our net inflows also increased during that time period from $3.9 billion in 2011 to $4.7 billion in 2012 and $14.3 billion in 2013. As a result of strong net inflows and growth in our AUM, our revenues have increased from $65.2 million in 2011 to $84.8 million in 2012 and $149.5 million in 2013 which has helped improve our profitability from a net income of $3.1 million in 2011 to $11.0 million in 2012 and $51.5 million in 2013.

The following charts show our AUM, net inflows, total revenues and net income for the periods indicated:

The following charts reflect the asset mix and distribution of our ETFs as of December 31, 2013:

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

We believe ETFs have been one of the most innovative, revolutionary and disruptive investment products to emerge in the last two decades in the asset management industry. As of December 31, 2013, there were approximately 1,500 ETFs in the United States with aggregate AUM of $1.7 trillion. BlackRock, Inc. projects the U.S. aggregate AUM of ETFs could grow to $3.5 trillion by 2017. The chart below reflects the AUM of the ETF industry in the United States since 2000:

Source: BlackRock

As of December 31, 2013, we were the fifth largest ETF sponsor in the United States by AUM and had the second highest percentage growth rate in AUM of the top ten ETF sponsors at the end of 2013:

		AUM as of December 31, 2013 (in billions)(1)	2013 % Organic Growth in AUM (2)
1	iShares	$662	7.3%
2	State Street	376	4.5%
3	Vanguard	334	22.7%
4	PowerShares	97	34.9%
5	WisdomTree	35	78.5%
6	ProShares	27	31.9%
7	Van Eck	22	5.6%
8	Guggenheim	22	58.1%
9	First Trust	20	99.8%
10	Schwab	17	71.5%

	Top Ten Total	1,612

	Other U.S. ETF Sponsors	89

	Total U.S. ETF Industry AUM	$1,701

(1)	Source: BlackRock
(2)	Source: Strategic Insight

According to Morningstar, Inc., ETFs were initially marketed primarily to institutional investors. However, today, institutional investors account for only about half of the assets held in ETFs. ETFs have become more popular among a broad range of investors as they come to understand their benefits and use them for a variety of purposes and strategies, including low cost index investing and asset allocation, access to specific asset classes, protective hedging, income generation, exploitation of arbitrage opportunities, and diversification strategies.

While ETFs are similar to mutual funds in many respects, they have some important differences as well:

•	Transparency. ETFs disclose the composition of their underlying portfolios on a daily basis, unlike mutual funds which typically disclose their holdings only every 90 days.

•	Intraday trading, hedging strategies and complex orders. Like stocks, ETFs can be bought and sold on exchanges throughout the trading day at market prices. ETFs update the indicative values of their underlying portfolios every 15 seconds. As publicly-traded securities, ETF shares can be purchased on margin and sold short, enabling the use of hedging strategies, and traded using stop orders and limit orders, which allow investors to specify the price points at which they are willing to trade.

•	Tax efficiency. In the United States, whenever a mutual fund or ETF realizes a capital gain that is not balanced by a realized loss, it must distribute the capital gain to its shareholders. These gains are taxable to all shareholders, even those who reinvest the gain distributions in additional shares of the fund. However, most ETFs typically redeem their shares through “in-kind” redemptions in which low-cost securities are transferred out of the ETF in exchange for fund shares in a non-taxable transaction. As a practical matter, mutual funds cannot use this process. By using this process, ETFs avoid the transaction fees and tax impact incurred by mutual funds that sell securities to generate cash to pay out redemptions.

•	Uniform pricing. From a cost perspective, ETFs are one of the most equitable investment products on the market. Investors, regardless of their size, structure or sophistication, pay identical advisory fees. Unlike mutual funds, ETFs do not have different share classes or different expense structures for retail and institutional clients and ETFs are not sold with sales loads or 12b-1 fees. In many cases, ETFs offer lower expense ratios than comparable mutual funds.

ETFs are used in various ways by a range of investors, from conservative to speculative uses including:

•	Low cost index investing. ETFs provide exposure to a variety of broad-based indexes across equities, commodities, fixed income, and other asset classes and strategies, and can be used as both long-term portfolio holdings or short term trading tools. ETFs offer an efficient and less costly method by which to gain exposure to indexes as compared to individual stock ownership.

•	Improved access to specific asset classes. Investors often use ETFs to gain access to specific market sectors or regions around the world by investing in an ETF that holds a portfolio of securities in that region or segment rather than buying individual securities.

•	Protective hedging. Investors seeking to protect their portfolios may use ETFs as a hedge against unexpected declines in prices.

•	Income generation. Investors seeking to obtain income from their portfolios may buy dividend-paying ETFs, which encompass a basket of dividend-paying stocks rather than buying individual stocks or a fixed income ETF that typically distributes monthly income.

•	Speculative investing. Investors with a specific directional opinion about a market sector may choose to buy or sell (long or short) an ETF covering or leveraging that market sector.

•	Arbitrage. Sophisticated investors may use ETFs in order to exploit perceived value differences between the ETF and the value of the ETF’s underlying portfolio of securities.

•	Asset allocation. Investors seeking to invest in various asset classes to develop an asset allocation model in a cost-effective manner can do so easily with ETFs, which offer broad exposure to various asset classes in a single security.

•	Diversification. By definition, ETFs represent a basket of securities and each fund may contain hundreds or even thousands of different individual securities. The “instant diversification” of ETFs provides investors with broad exposure to an asset class, market sector or geography.

ETFs are one of the fastest growing sectors of the asset management industry, having expanded from $66 billion in AUM at the beginning of 2000 to $1.7 trillion in AUM at the end of 2013. According to the Investment Company Institute, since 2007 ETFs have generated approximately 51% of the total inflows into ETFs and long-term mutual funds. However, during that time ETFs generated positive inflows into equity funds of approximately $821 billion and long-term equity mutual funds experienced outflows of approximately $298 billion. We believe this trend is due to the inherent benefits of ETFs, that is: transparency, liquidity and tax efficiency.

We believe our growth, and the growth of the ETF industry in general, will continue to be driven by the following factors:

•	Education and greater investor awareness. Over the last several years, ETFs have been taking a greater share of inflows and AUM from mutual funds. We believe as a result of market downturns, during the economic crisis investors have become more aware of some of the deficiencies of mutual funds and other financial products. In particular, we believe investors are beginning to focus on important characteristics of their traditional investments—namely transparency, tradability, liquidity, tax efficiency and fees. Their attention and education focused on these important investment characteristics may be one of the drivers of the shift in inflows from traditional mutual funds to ETFs. We believe as investors become more aware and educated about ETFs and their benefits, ETFs will continue to take market share from traditional mutual funds and other financial products or structures such as hedge funds, separate accounts and individual stocks.

•	Move to fee-based models. Over the last several years, many financial advisers have changed the revenue model that they charge clients from one that is “transaction-based,” that is, based on commissions for trades or receiving sales loads, to a “fee-based” approach, where an overall fee is charged based on the value of AUM. This fee-based approach lends itself to the adviser selecting no-load, lower-fee financial products, and in our opinion, better aligns advisers with the interests of their clients. Since ETFs generally charge lower fees than mutual funds, we believe this model shift will benefit the ETF industry. As major brokerage firms and asset managers encourage their advisers to move towards fee-based models, we believe overall usage of ETFs will likely increase.

•	Innovative product offerings. Historically, ETFs tracked traditional equity indexes, but the volume of ETF growth has led to significant innovation and product development. As demand increased, the number of ETFs has also increased and today, ETFs are available for virtually every asset class including commodities, fixed income, alternative strategies, leveraged/inverse, real estate and currencies. We believe, though, that there remain substantial areas for ETF sponsors to continue to innovate, including alternative-and investment theme-based strategies, hard and soft commodities, and actively-managed strategies. We believe the further expansion of ETFs will fuel further growth and investments from investors who typically access these products through hedge funds, separate accounts, stock investments or the futures and commodity markets.

•	New distribution channels. Discount brokers, including E*Trade, TD Ameritrade, Schwab and Fidelity, now offer free trading and promotion of select ETFs. We believe the promotion of ETF trading by discount brokers and their marketing of ETFs to a wider retail channel will contribute to the future growth of ETFs.

•	Changing demographics. As the “baby boomer” generation continues to mature and retire, we expect that there will be a greater demand for a broad range of investment solutions, with a particular emphasis on income generation and principal protection, and that more of these investors will seek advice from professional financial advisers. We believe these financial advisers will migrate more of their clients’ portfolios to ETFs due to their lower fees, better fit within fee-based models, and their ability to (i) provide access to more diverse market sectors, (ii) improve multi-asset class allocation, and (iii) be used for different investment strategies, including income generation. Overall, we believe ETFs are well-suited to meet the needs of this large and important group of investors. In addition, since many younger investors and financial advisers have demonstrated a preference for the ETF structure over traditional product structures, we believe that wealth transfers from one generation to another will also have a positive effect on ETF industry growth.

•	Expansion into 401(k) retirement plans. Historically, 401(k) plans were almost exclusively comprised of mutual funds. However, we believe ETFs are particularly well-suited to 401(k) retirement plans and that these plans present a large and growing opportunity for our industry. ETFs are easy-to-implement, fully transparent investment vehicles covering the full range of asset allocation categories, and are available at significantly lower costs than most traditional mutual funds. In addition, regulatory reform laws which recently went into effect require 401(k) retirement plan sponsors to disclose all fees associated with their plans. While it may take several years for the fee disclosures to be fully analyzed and understood by plan sponsors and their participants, we believe that as investors become aware of fees associated with using mutual funds in traditional 401(k) retirement plans, they will replace higher fee mutual funds with ETFs because of their lower fees.

•	International Markets. We believe the growth of ETFs is a global phenomenon. While the U.S. currently represents the vast majority of global ETF assets, Europe, Asia and Latin America are growing quickly. The same growth drivers powering the U.S. ETF industry are gradually taking hold in global markets. Additionally, there is an increasing trend of non-U.S. institutional investors investing in U.S.-listed ETFs.

Our Competitive Strengths

•	Well-positioned in large and growing markets. We believe that ETFs are well-positioned to grow significantly faster than the asset management industry as a whole, making our concentration in ETFs a significant advantage versus other traditional asset management firms. In 2011, 2012, and 2013, our AUM grew among the fastest rate of the top 10 ETF sponsors and at December 31, 2013 we were the fifth largest ETF sponsor in the United States by AUM. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage. We believe that our early leadership in a number of asset classes positions us well to maintain a leadership position.

•	Strong performance. We create our own indexes, rebalanced annually, most of which weight companies in our equity ETFs by a measure of fundamental value. In contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. In addition, we also offer actively managed ETFs, which are ETFs that are not based on a particular index but rather are actively managed with complete transparency into the ETF’s portfolio on a daily basis, as well as ETFs based on third party indexes. In evaluating the performance of our Equity, Fixed Income and Alternatives ETFs against actively managed and index based mutual funds and ETFs, as of December 31, 2013 85% of the $33.9 billion invested in our Equity, Fixed Income and Alternatives ETFs and 56% (28 of 50) of our ETFs outperformed their comparable Morningstar average since inception.

•	Diversified product set, powered by innovation. We have a broad and diverse product set. Our products span a variety of traditional and high growth asset classes, including emerging markets, international and U.S. equities, international and U.S. fixed income, currencies, and alternatives, and include both passive and actively managed funds. Our product development, research and sales teams work closely to identify potential new ETFs for the marketplace. Because we have the regulatory exemptive relief that enables us to use our own indexes for our ETFs, we have the ability to create certain indexes and related ETFs more rapidly than many of our competitors who must license indexes from third party index providers. Our exemptive relief also enables us to offer actively managed funds. Our innovations include launching the industry’s first emerging markets small-cap equity ETF, the first actively managed currency ETFs, one of the first international local currency denominated fixed income ETFs and the first managed futures strategy ETF. We believe that our expertise in product development combined with our regulatory exemptive relief provides a strategic advantage, enabling us to launch innovative ETFs that others may not be able to launch as quickly.

•

Extensive marketing, research and sales efforts. We have invested significant resources to establish the WisdomTree brand through targeted television, print and online advertising, social media, as well as through our public relations efforts. The majority of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisers, independent advisory firms and institutional investors who use our ETFs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisers at leading national brokerage firms, registered investment advisers and high net worth advisers. We believe the recent growth we have experienced by strategically aligning these adviser relationships and marketing campaigns with targeted research and sales initiatives differentiates us from our competitors and contributes to our strong inflows.

•	Efficient business model with lower risk profile. We have invested heavily in the internal development of our core competencies with respect to product development, marketing, research and sales of ETFs. We outsource to third parties those services that are not our core competencies or may be resource or risk intensive, such as the portfolio management responsibilities and fund accounting operations of our ETFs. In addition, since we create our own indexes for most of our ETFs, we usually do not incur licensing costs and can therefore be more competitive in terms of the fees we charge for our index-based ETFs. We have already made substantial investments in our core competencies, and we expect to be able to leverage these existing capabilities across our business, positioning us to maintain both growth and profitability.

•	Strong, seasoned and creative management team. We have built a strong and dedicated senior leadership team. Most of our leadership team has significant ETF or financial services industry experience in fund operations, regulatory and compliance oversight, product development and management or marketing and communications. We believe our team, by developing an ETF sponsor from the ground up despite significant competitive, regulatory and operational barriers, has demonstrated an ability to innovate as well as recognize and respond to market opportunities and effectively execute our strategy.

Our Growth Strategies

Our goal is to become an asset manager with at least $100 billion in ETF AUM, since we believe economies of scale is a competitive advantage in the ETF industry. In 2009, we were the eleventh largest ETF sponsor. We increased our AUM to become the eighth largest ETF sponsor in 2010, the seventh largest in 2012 and the fifth largest in 2013, with $34.9 billion in AUM. We believe our continued execution will enable us to increase trading volumes and build longer performance track records, which should allow us to attract additional investors and, in turn, further grow our AUM. We will seek to increase our market share and build additional scale by continuing to implement the following growth strategies:

•	Increase penetration within existing distribution channels. We believe there is an opportunity to increase our market share by further penetrating existing distribution channels and by cross-selling additional WisdomTree ETFs. In order to achieve these objectives, we intend to continue our strategy of targeted advertising and direct marketing, coupled with our research-focused sales support initiatives, to enhance product awareness and increase our market share of ETF net inflows. Our share of ETF industry net inflows has fluctuated from 2.7% in 2010, to 3.3% in 2011, to 2.6% in 2012 and 8.0% in 2013.

•	Launch innovative new products that diversify our product offerings and revenues. We believe our track record has shown that we can create and sell innovative ETFs that meet market demand. We believe that continued launches of new products will strengthen our business by allowing us to realize additional inflows, maintain and grow our AUM and generate revenues across different market cycles as particular investment strategies move in and out of favor.

•

Expand internationally. To date, our sales and marketing has been principally focused on the domestic U.S. market. However, 22 of our ETFs have been cross-listed in the special international section on the Mexican stock exchange, where certain institutional investors trade foreign securities in Mexico. Additionally, 13 of our ETFs were approved by the Chilean pension funds investment regulator for sale to Chilean pension funds and 12 of our ETFs were approved by the Peruvian pension funds investment regulator for sale to Peruvian pension funds. In 2010 we entered into a marketing arrangement with the Compass Group to market WisdomTree ETFs in Latin America. We also filed notifications with the Financial Services Agency of Japan making seven of our ETFs available for sale in Japan through Japanese securities companies. As ETFs are increasingly traded globally, we believe that international expansion of our marketing, communication and sales strategies will provide significant new growth avenues. We have established an Irish Undertakings for Collective Investments in Transferable Securities (“UCITS”) trust to give us the option to capitalize on growth opportunities outside of the United States. On January 31, 2014, we announced a plan to launch a platform for European ETF operations through a majority investment in U.K.-based exchange traded product (“ETP”) provider Boost ETP LLP (“Boost”). Through this platform, we intend to launch a select range of UCITS ETFs under the WisdomTree brand and continue to manage and grow the Boost lineup of short and leveraged fully collateralized ETPs under the Boost brand. Subject to regulatory approval and other customary closing conditions, the transaction is expected to close in the first half of 2014.

•	Selectively pursue acquisitions or partnerships. We may pursue acquisitions or enter into partnerships or other commercial arrangements that will enable us to strengthen our current business, expand and diversify our product offering, increase our AUM or enter into new markets. We believe entering into partnerships or pursuing acquisitions is a cost-effective means of growing our business and AUM. For example, in 2007, we purchased certain assets and intellectual property from Treasury Equity, LLC which formed the basis for our currency ETFs. In 2008, we entered into a joint venture with Mellon Capital Management Corporation (“Mellon Capital”) and The Dreyfus Corporation (“Dreyfus”) with respect to our currency and fixed income ETFs, which enabled us to bring these ETFs to market faster than would otherwise have been possible. This joint venture ended at the end of 2012. On January 31, 2014 we announced a plan to launch a platform for European ETF operations through a majority investment in Boost described above.

Regulatory Framework of the ETF Industry

Not all ETPs are ETFs. ETFs are a distinct type of security with features that are different than other ETPs. ETFs are open-end investment companies or unit investment trusts regulated by the Investment Company Act of 1940 (“Investment Company Act”). This regulatory structure is designed to provide investor protection within a pooled investment product. For example, the Investment Company Act requires that at least 40% of the Trustees for each ETF must not be affiliated persons of the fund’s investment manager (“Independent Trustees”). If the ETF seeks to rely on certain rules under the Investment Company Act, a majority of the Trustees for that ETF must be Independent Trustees. In addition, as discussed below, ETFs have received orders from the staff of the SEC which exempt them from certain provisions of the Investment Company Act; however, ETFs generally operate under regulations that prohibit affiliated transactions, are subject to standard pricing and valuation rules and have mandated compliance programs. ETPs can take a number of forms other than ETFs, including exchange traded notes, grantor trusts or limited partnerships. In the U.S. market, a key factor differentiating ETFs, grantor trusts and limited partnerships from exchange traded notes is that the former hold assets underlying the ETP. Exchange traded notes, on the other hand, are debt instruments issued by the exchange traded note sponsor. Also, each of these structures has implications for taxes, liquidity, tracking error and credit risk.

Because ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors need to obtain “exemptive relief” from the Securities and Exchange Commission (“SEC”) from certain provisions of the Investment Company Act in order to operate ETFs. This exemptive relief allows the ETF sponsor to bring to market the specific products or structures for which the relief was requested and obtained. Applying for exemptive relief can be costly and take several months to several years depending on the type of exemptive relief sought. See “Business—Regulation” below.

Our Products

As of December 31, 2013, we offered a comprehensive family of 61 ETFs, of which 44 are listed on NYSE Arca, a listing venue of NYSE Euronext, and 17 are listed on the NASDAQ Stock Market. 22 of our ETFs have also been cross-listed on the Mexican stock exchange.

The type and AUM for each of our ETFs as of December 31, 2013:

Category	Number of Funds	AUM ($ in Billions)
International Hedged Equity	6	13,348
Emerging Markets Equity	7	7,448
U.S. Equity	13	7,181
International Developed Equity	16	3,864
Fixed Income	11	1,906
Currency	6	979
Alternative Strategy	2	158

Total	61	$34,884

Equity ETFs

We offer equity ETFs that offer access to the securities of large, mid and small-cap companies located in the United States, international developed markets and emerging markets, as well as particular market sectors and styles. Our equity ETFs track our own fundamentally weighted indexes, as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe weighting equity markets by income, rather than by market capitalization, can provide investors with better risk-adjusted returns over longer term periods in core equity exposures. Our equity ETFs are sub-advised by Mellon Capital, a subsidiary of The Bank of New York Mellon Corporation (“BNY Mellon”).

International Hedged Equity ETFs

In December 2009, we began launching currency hedged equity ETFs and have six such ETFs in the market today. These ETFs provide exposure to a specified international equity market while hedging the currency exposure of that market relative to the U.S. dollar. Our International Hedged Equity ETFs are sub-advised by Mellon Capital.

Currency ETFs

We launched the industry’s first currency ETFs in May 2008 using our regulatory exemption for actively managed funds. We offer currency ETFs that provide investors with exposure to developed and emerging markets currencies, including the Chinese Yuan and the Brazilian Real. In December 2013, we launched a U.S. Dollar Bullish Fund licensing a new Bloomberg index. Currency ETFs invest in U.S. money market securities, forward currency contracts and swaps and seek to achieve the total returns reflective of both money market rates in selected countries available to foreign investors and changes to the value of these currencies relative to the U.S. dollar. Our Currency ETFs are sub-advised by Mellon Capital.

Fixed Income ETFs

In 2010, we began launching international fixed income ETFs that invest in emerging market countries, Asia Pacific ex-Japan countries or European countries. These ETFs are denominated in either local or U.S. currencies. We intend to launch additional fixed income bond funds and broaden our product offerings in this category. Our fixed income ETFs are sub-advised by either Mellon Capital or Western Asset Management, a subsidiary of Legg Mason. In December 2013, we launched a suite of Rising Rate Bond ETFs based on leading fixed income benchmarks we license from third parties. Our Rising Rate Bond ETFs are sub-advised by Mellon Capital.

Alternative Strategy ETFs

In 2011, we launched the industry’s first managed futures strategy ETF and a global real return ETF. We also intend to explore additional alternative strategy products in the future. Our Managed Futures Strategy ETF is sub-advised by Mellon Capital and our Global Real Return ETF is sub-advised by Western Asset Management.

Sales, Marketing and Research

We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers. Our primary sales efforts are not directed towards the retail segment but rather are directed towards the financial or investment adviser who acts as the intermediary between the end-client and us. We do not pay commissions nor do we offer 12b-1 fees to financial advisers to use or recommend the use of our ETFs.

We have developed an extensive network and relationships with financial advisers and we believe our ETFs and related research are well structured to meet their needs and those of their clients. Our sales professionals act in a consultative role to provide the financial adviser with value-added services. We seek to consistently grow our network of financial advisers and we opportunistically seek to introduce new products that best deliver our investment strategies to investors through these distribution channels. We have our own team of 40 sales professionals located in the United States as of December 31, 2013.

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

Our marketing effort is focused on three objectives: (i) generating new clients and inflows to our ETFs; (ii) retaining existing clients, with a focus on cross-selling additional WisdomTree ETFs; and (iii) building brand awareness. We pursue these objectives through a multi-faceted marketing strategy targeted at financial advisers. We utilize the following strategies:

•	Targeted advertising. We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising runs exclusively on the cable networks CNBC and Bloomberg Television; online advertising runs on investing or ETF-specific web sites, such as www.seekingalpha.com and www.etfdatabase.com; and print advertising runs in core financial publications, including Barron’s and Investor’s Business Daily.

•	Media relations. We have a full time public relations team who have established relationships with the major financial media outlets including: the Wall Street Journal, Barron’s, the Financial Times, Bloomberg, Reuters and USA Today. We utilize these relationships to help create awareness of the WisdomTree ETFs and the ETF industry in general. Several members of our management team are frequent market commentators and conference panelists.

•	Direct marketing. We have a database of financial advisers to which we regularly market through targeted and segmented communications, such as on-demand research presentations, ETF-specific or educational events and presentations, quarterly newsletters and market commentary from our senior investment strategy adviser, Professor Jeremy Siegel.

•	Social media. We have implemented a social media strategy that allows us to connect directly with financial advisers and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continue to enhance our brand reputation of expertise and thought leadership in the ETF industry.

•	Sales support. We create comprehensive materials to support our sales process including whitepapers, research reports, webinars, blogs, podcasts and performance data for our ETFs.

We will continue to evolve our marketing and communication efforts in response to changes in the ETF industry, market conditions and marketing trends.

Our research team has three core functions: index development and oversight, investment research and sales support. In its index development role, the research group is responsible for creating the investment methodologies and overseeing the maintenance of our indexes that WisdomTree’s equity ETFs are designed to track. The team also provides a variety of investment research around these indexes and market segments. Our research is typically academic-type research to support our products, including white papers on the strategies underlying our indexes and ETFs, investment insights on current market trends, and types of investment strategies that drive long-term performance. We distribute our research through our sales professionals, online through our website and blog, targeted emails to financial advisers, or through financial media outlets. On some occasions our research has been included in “op-ed” articles appearing in the Wall Street Journal. Shorter research notes are also developed to promote our ideas which are distributed online through social media channels. Finally, the research team supports our sales professionals in meetings as market experts and through custom analysis on client portfolio holdings. In addition, we consult with our senior investment strategy adviser, Professor Jeremy Siegel, on product development ideas and market commentaries.

Product Development

We are focused on driving continued growth through innovative product development. Due to our broad based regulatory exemptive relief, proprietary index development capabilities, and a strategic focus on product development at the senior management level, we have demonstrated an ability to launch innovative and differentiated ETFs. When developing new funds, we seek to introduce product that can be first to market, offer some improvement in structure or strategy relative to an incumbent product, or offer some other key distinction relative to an incumbent product. In short, we want to add choice in the market and seek to introduce thoughtful investment solutions by avoiding commoditized product. Lastly, when launching new products we seek to expand and diversify our overall product line.

Competition

The asset management industry is highly competitive and we face substantial competition in virtually all aspects of our business. Factors affecting our business include fees for our products, investment performance, brand recognition, business reputation, quality of service and the continuity of our financial adviser relationships. We compete directly with other ETF sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us. The vast majority of the firms we compete with are subsidiaries of large diversified financial companies and many others are much larger in terms of AUM, years in operations and revenues and, accordingly, have much larger sales organizations and budgets. In addition, these larger competitors may attract business through means that are not available to us, including retail bank offices, investment banking, insurance agencies and broker-dealers.

The ETF industry is becoming significantly more competitive as existing players compete on price and broaden their suite of products to different strategies, in some cases, similar to ours. For example, in August 2013, Charles Schwab & Co. launched six ETFs using the Russell fundamentally weighted indexes with fees generally equivalent with our comparable ETFs. In September 2013, iShares filed a registration statement for three currency hedged equity ETFs including a Japan hedged equity ETF. Those ETFs launched in February 2014 with fees generally equivalent with comparable ETFs. Also, Deutsche Bank renamed five of their equity ETFs to stress their currency hedging strategy and launched three additional currency hedged equity ETFs. More recently, iShares launched a floating rate treasury ETF on the same day as we launched our similar ETF; however, iShares waived fees for one year while we did not.

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

In 2008, the SEC announced a proposal to allow ETFs to form and operate without the need to obtain exemptive relief. This proposed rule was never adopted and there are indications that a new rule could be proposed in 2014. In March 2010, the SEC announced it would defer approval of applications for exemptive relief for ETFs that make significant use of derivatives pending a review by the SEC of the use of derivatives by mutual funds, ETFs and other investment companies. This moratorium was lifted in December 2012 and now potential competitors with the exemptive relief can compete with certain of our products. However, to date the SEC has not indicated whether the review time period or process required to obtain the initial exemptive relief will be altered. In addition, certain large mutual fund complexes have obtained exemptive relief to launch actively managed ETFs but have not done so yet. Removing the time barrier to obtain exemptive relief may bring additional competitors into the marketplace.

We believe our ability to successfully compete will depend largely on our competitive product structure and our ability to offer exposure to compelling investment strategies, develop distribution relationships, create new investment products, build trading volume and AUM in existing funds, offer a diverse platform of investment choices, build upon our successful brand and attract and retain talented sales professionals and other employees.

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

We are currently subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:

•

The Investment Advisers Act of 1940 (“Investment Advisers Act”). The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. Our subsidiary, WisdomTree Asset Management, Inc. (“WTAM”), is registered as an investment adviser under the Investment Advisers Act and, as such, is regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and broad obligations, including, among others, recordkeeping requirements, operational procedures, registration and reporting and disclosure obligations.

•	The Investment Company Act of 1940. The WisdomTree ETFs are registered with the SEC pursuant to the Investment Company Act. The WisdomTree ETFs must comply with the requirements of the Investment Company Act and related regulations, as well as conditions imposed in the exemptive orders received by the ETFs, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance.

•	Broker-Dealer Regulations. Although we are not registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended, nor are we a member firm of the Financial Industry Regulatory Authority (“FINRA”), many of our employees, including all of our salespersons, are licensed with FINRA and are registered as associated persons of the distributor of the WisdomTree ETFs and, as such, are subject to the regulations of FINRA that relate to licensing, continuing education requirements and sales practices. FINRA also regulates the content of our marketing and sales material.

•	Internal Revenue Code. WisdomTree Trust generally has obligations with respect to the qualification of the registered investment company for pass-through tax treatment under the Internal Revenue Code.

•	U.S. Commodity Futures Trading Commission (“CFTC”). In 2012, the CFTC adopted regulations that have required us to become a member of the National Futures Association and register as a Commodity Pool Operator for a select number of our ETFs.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This comprehensive overhaul of the financial services regulatory environment requires federal agencies to implement numerous new rules, which, as they are adopted may impose additional regulatory burdens and expenses on our business.

Because ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors need to obtain from the SEC exemptive relief from certain provisions of the Investment Company Act in order to operate ETFs. This exemptive relief allows the ETF sponsor to bring products to market for the specific products or structures for which the relief was requested and obtained. Applying for exemptive relief can be costly and take several months to several years depending on the type of exemptive relief sought. Each WisdomTree ETF is listed on a secondary market (each, an “Exchange”) and any new WisdomTree ETF will seek listing on an Exchange. While the SEC has already approved rules for Exchanges to allow index-based ETFs to list that meet prescribed requirements (e.g., minimum number, market value and trading volume of securities in the new ETF’s benchmark index), these rules do not allow any actively managed ETFs or index-based ETFs that do not meet the prescribed requirements without specific SEC approval. The SEC approval process has historically taken months to complete and, in some cases, years. The SEC may ultimately determine not to allow such potential new WisdomTree ETFs or may require strategy modifications prior to approval.

FINRA rules and guidance may affect how WisdomTree ETFs are sold by member firms. Although WisdomTree currently does not offer so-called leveraged ETFs, which may include within their holdings derivative instruments such as options futures or swaps, recent FINRA guidance on margin requirements and suitability determinations with respect to customers trading in leveraged ETFs may influence how member firms effect sales of certain WisdomTree ETFs, such as currency ETFs, which also use some forms of derivatives, including forward currency contracts and swaps.

Finally, our common stock is traded on the NASDAQ Global Select Market and we are therefore also subject to their rules including corporate governance listing standards. In addition, the WisdomTree ETFs are listed on NYSE Arca or the NASDAQ Market, and accordingly are subject to the listing requirements of those exchanges.

Property

Our principal executive office is located at 245 Park Avenue, New York, New York 10167. We occupy approximately 38,000 square feet of office space under a lease that expires in July 2029.

Intellectual Property

We regard our name, WisdomTree, as material to our business and have registered WisdomTree® as a service mark with the U.S. Patent and Trademark Office and in various foreign jurisdictions.

Our index-based equity ETFs are based on our own indexes and we do not license them from, nor do we pay licensing fees to, third parties for these indexes. We do, however, license third party indexes for certain of our fixed income, currency and alternative ETFs.

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

Employees

As of December 31, 2013, we had 87 full-time employees. Of these employees, 40 are engaged in our sales function with the remainder providing managerial, finance, marketing, legal, regulatory compliance, operations and research functions. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Segment and Geographic Areas

We operate as one business segment, as an ETF sponsor and asset manager providing investment advisory services. Revenues are derived in the U.S. and all of our assets are currently located in the U.S.

Available Information

Company Website and Public Filings

Our website is located at www.wisdomtree.com, and our investor relations website is located at http://ir.wisdomtree.com. We make available, free of charge through our investor relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

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

We launched our first 20 ETFs in June 2006. We incurred significant losses following the launch of our first ETFs. We first reported net income in the first quarter of 2011 and we only began to generate positive cash flow on a full quarterly basis in the second fiscal quarter of the year ended December 31, 2010 and, as a result, recent historical growth may not provide an accurate representation of the growth we may experience in the future, which may make it difficult to evaluate our future prospects. Although we have reported net income for the 2011, 2012 and 2013 fiscal years, we may not be able to maintain or increase our level of profitability. Prior to generating net income for 2011, we incurred net losses of $27.0 million, $21.2 million and $7.5 million in 2008, 2009 and 2010, respectively. Even though we have achieved profitability, because of the various risks outlined in this Report, we cannot assure you that we will continue to be profitable.

The significant growth we have experienced over the past three years may be difficult to sustain.

Our AUM increased from $9.9 billion as of December 31, 2010 to $34.9 billion as of December 31, 2013. The absolute measure of our AUM represents a significant rate of growth that has been and may continue to be difficult to sustain. Furthermore, as we grow larger and increase our AUM, it may become increasingly difficult to maintain our current rate of growth. In addition, as compared to 17 other traditional publicly traded asset managers, we were ranked number one for our rate of organic growth of 78.5% in 2013. The continued growth of our business will depend on, among other things, our ability to retain and recruit key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new, value-added investment strategies. Our business growth will also depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years.

Challenging global market conditions associated with declining prices of securities can adversely affect our business by reducing the market value of the assets we manage or causing WisdomTree ETF shareholders to sell their fund shares and trigger redemptions.

We are subject to risks arising from adverse changes in global market conditions and the declining prices of securities, which may result in a decrease in demand for investment products, a higher redemption rate and/or a decline in AUM. The securities markets are highly volatile and securities prices may increase or decrease for many reasons, including general economic conditions, political events, acts of terrorism and other matters beyond our control. Substantially all of our revenue is determined by the amount of our AUM and substantially all (91%) of our AUM at December 31, 2013 was represented by equity securities, in both the international and U.S. markets. As a result, our business can be expected to generate lower revenue in declining equity market environments or general economic downturns. A decline in the prices of securities held by the WisdomTree ETFs may cause our revenue to decline by either causing the value of our AUM to decrease, which would result in lower advisory fees, or causing investors in the WisdomTree ETFs to sell their shares in favor of investments they perceive to offer greater opportunity or lower risk, thus triggering redemptions that would also result in decreased AUM and lower fees.

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

At December 31, 2013, approximately 77% of our ETF AUM was concentrated in ten of our WisdomTree ETFs (with 35% in WisdomTree Japan Hedged Equity Fund). As a result, our operating results are particularly exposed to the performance of those funds, investor sentiment toward investing in the strategies pursued by those funds and our ability to maintain the AUM of those funds.

Most of our assets under management are held in ETFs that invest in foreign securities and we therefore have substantial exposure to foreign market conditions and are subject to currency exchange rate risks.

Many of our ETFs invest in securities of companies, governments and other organizations located outside the United States and at December 31, 2013, approximately 76% of our AUM was held by these ETFs. Therefore, the success of our business is closely tied to market conditions in foreign markets. Investments in non-U.S. issuers are affected by political, social and economic uncertainty effecting a country or region in which we are invested. In addition, fluctuations in foreign currency exchange rates could reduce the revenue we earn from these foreign invested ETFs. This occurs because an increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of the AUM in these ETFs, which, in turn, would result in lower revenue. Furthermore, investors are likely to believe these ETFs, as well as certain of our currency and fixed income ETFs, are a less attractive investment opportunity when the value of the U.S. dollar rises relative to non-U.S. currencies, which could have the effect of reducing investments in these ETFs, thus reducing revenue.

We derive a substantial portion of our revenue from products invested in securities of Japanese companies and are exposed to the market-specific political and economic risk, as well as general investor sentiment regarding future growth of this market and currency fluctuations.

At December 31, 2013, approximately 37% of our ETF AUM was concentrated in three of our WisdomTree ETFs that primarily invest in equity securities issued by companies in Japan, including one fund, WisdomTree Japan Hedged Equity Fund, that accounted for 35% of our ETF AUM. As a result, our operating results are particularly exposed to the performance of those funds, economic and market conditions in this market, general investor sentiment regarding future growth in this market and currency fluctuations and our ability to maintain the AUM of those funds. If the AUM in these funds were to decline, either because of declining market values or because of net outflows from these funds, our revenue would be adversely affected.

We derive a substantial portion of our revenue from products invested in emerging markets and are exposed to the market-specific political and economic risks as well as general investor sentiment regarding future growth of those markets.

At December 31, 2013, approximately 25% of our ETF AUM was concentrated in nine of our WisdomTree ETFs that primarily invest in equity or fixed income securities issued by companies or governments in emerging markets. In 2013, approximately 41% of our revenue was derived from those nine ETFs. As a result, our operating results are particularly exposed to the performance of those funds, economic and market conditions in those emerging markets, general investor sentiment regarding future growth in those emerging markets and our ability to maintain the AUM of those funds. In addition, because these funds have a higher expense ratio than our other funds in general, they generate a disproportionate percentage of our total revenue. If the AUM in these funds were to decline, either because of declining market values or because of net outflows from these funds, our revenue would be adversely affected.

WisdomTree ETFs have a limited track record and poor investment performance could cause our revenue to decline.

Our ETFs have a limited track record upon which an evaluation of their investment performance can be made. At December 31, 2013, of our total 61 ETFs, 41 had a three year track record of which 37 ETFs had a five year track record. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all of our funds are useful, compelling and differentiated investment offerings, to more competitively align our overall product line in the current ETF landscape and to reallocate our attention and resources to areas of greater client interest. As a result, we may further adjust our product offering which may result in the closing of some of our ETFs, changing their investment objective or offering of new funds. The investment performance of our funds is important to our success. While strong investment performance could stimulate sales of our ETFs, poor investment performance, on an absolute basis or as compared to third party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering the AUM and reducing our revenue. Our fundamentally-weighted equity ETFs are designed to provide the potential for better risk-adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity ETFs may not perform well during certain shorter periods of time during different points in the economic cycle.

We have depended upon on a third party to provide us with critical administrative services to operate our business and the WisdomTree ETFs. Commencing in April 2014, we will change to a new third party administrative provider. The failure of such administrative provider to successfully take over these services or to adequately provide such services once implemented, could materially affect our operating business and harm WisdomTree ETF shareholders.

We currently depend upon BNY Mellon to provide the WisdomTree Trust with custody services, fund accounting, administration, transfer agency and securities lending services. Commencing in April 2014, State Street Bank and Trust Company (“State Street”) will be providing these services for us. The failure of State Street to successfully provide us and the WisdomTree ETFs with these services could result in financial loss to us and WisdomTree ETF shareholders. In addition, because we have not had any experience yet with State Street and State Street will be responsible for providing a multitude of important services to us, implementing this change of providers will be challenging.

We depend on BNY Mellon and Western Asset Management to provide portfolio management services and other third parties to provide many critical services to operate our business and the WisdomTree ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm WisdomTree ETF shareholders.

We depend on third party vendors to provide us with many services that are critical to operating our business, including BNY Mellon and Western Asset Management, as sub-advisers that provide us with portfolio management services, third party providers of index calculation services for our indexes, a distributor of the WisdomTree ETFs and a third party provider of indicative values of the portfolios of the WisdomTree ETFs. The failure of any of these key vendors to provide us and the WisdomTree ETFs with these services could lead to operational issues and result in financial loss to us and WisdomTree ETF shareholders.

The asset management business is intensely competitive. Many of our competitors have greater market share, offer a broader range of products and have greater financial resources than we do. As a result, we may experience pressures on our pricing and market share.

Our business operates in intensely competitive industry segments. We compete directly with other ETF sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us. We compete based on a number of factors, including name recognition, service, investment performance, product features and breadth of product choices, and fees. Recently several ETF sponsors with whom we directly compete are seeking to obtain market shares based on low fees. Many of our competitors have greater market share, offer a broader range of products and have greater financial resources than we do. Some financial institutions operate in a more favorable regulatory environment and/or have proprietary products and distribution channels which may provide certain competitive advantages to them and their investment products. Our competitors may also adopt products, services or strategies similar to ours, including the use of fundamentally-weighted indexes. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. We believe that competition within the ETF industry will continue to increase as more traditional asset management companies become ETF sponsors.

Competitive pressures could reduce revenue and profit margins.

The ETF industry is becoming significantly more competitive as existing players compete on price and broaden their suite of products to different strategies, in some cases, similar to ours. Although the ETF industry currently has a higher barrier to entry as a result of the need for ETF sponsors to obtain exemptive relief from the SEC in order to operate ETFs, traditional asset managers, many of whom are much larger than us, have started to enter the ETF space. For example, in August 2013, Charles Schwab & Co. launched six ETFs using the Russell fundamentally weighted indexes with fees generally equivalent with our comparable ETFs. In September 2013, iShares filed a registration statement for three currency hedged equity ETFs including a Japan hedged equity ETF. Those ETFs launched in February 2014 with fees generally equivalent with comparable ETFs. In addition, iShares launched a floating rate treasury ETF in February 2014, on the same day as we launched our similar ETF; however, iShares waived fees for one year while we did not. Also, Deutsche Bank renamed five of their equity ETFs to stress their currency hedging strategy and launched three additional currency hedged equity ETFs. We expect that additional companies, both new and traditional asset managers, will continue to enter the ETF space.

In addition, in 2008, the SEC proposed a rule that, if adopted, would eliminate the need to obtain exemptive relief, thereby lowering the barrier to entry. This proposed rule was never adopted and there are indications that a new rule eliminating the need for exemptive relief could be proposed in 2014. In March 2010, the SEC announced it would defer approval of applications for exemptive relief for ETFs that make significant use of derivatives pending a review by the SEC of the use of derivatives by mutual funds, ETFs and other investment companies. This moratorium was lifted in December 2012 and may have served in the past to prevent potential competitors from directly competing with certain of our products. Now that the moratorium has been lifted we may face increased competition and we may be forced to compete increasingly on the basis of price, we may not be able to maintain our current fee structure. Fee reductions on existing or future new products could cause our revenue and profit margins to decline.

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

We have contracted with a third party financial intermediary that markets our investment portfolios in Latin America and this relationship may not be available or profitable to us in the future.

This third party intermediary generally offers its clients various investment products in addition to, and in competition with, our investment offerings. It would be difficult for us to acquire or retain the management of those assets without the assistance of the intermediary and we cannot be assured that we will be able to maintain this marketing relationship.

Our risk management policies and procedures, and those of our third party vendors upon which we rely, may not be fully effective in identifying or mitigating risk exposure, including employee misconduct. If our policies and procedures do not adequately protect us from exposure to these risks, we may incur losses that would adversely affect our financial condition, reputation and market share.

We have developed risk management policies and procedures and we continue to refine them as we conduct our business. Many of our procedures involve oversight of third party vendors that provide us with critical services such as portfolio management, custody and fund accounting and administration, and index calculation services. Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure. Moreover, we are subject to the risks of errors and misconduct by our employees, including fraud and non-compliance with policies. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. Although we maintain insurance and use other traditional risk-shifting tools, such as third party indemnification, in order to manage certain exposures, they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. If our policies and procedures do not adequately protect us from exposure and our exposure is not adequately covered by insurance or other risk-shifting tools, we may incur losses that would adversely affect our financial condition and could cause a reduction in our revenue as WisdomTree ETF shareholders shift their investments to the products of our competitors.

Compliance with extensive, complex and changing regulation imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

Our business is subject to extensive regulation of our business and operations. Our subsidiary, WisdomTree Asset Management, Inc., or “WTAM,” is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act, with respect to the WisdomTree ETFs for which WTAM acts as investment adviser. WTAM is also a member of the National Futures Association, or NFA, and registered as a Commodity Pool Operator for certain of our ETFs. As a Commodity Pool Operator we are subject to oversight by the NFA and the Commodities Futures Trading Commission pursuant to regulatory authority under the Commodities Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force is subject to the regulatory authority of FINRA. To a lesser extent, we are also subject to foreign laws and regulatory authorities with respect to operational aspects of our funds that invest in securities of issuers in foreign countries and in the sales of our funds in foreign jurisdictions. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and thus result in redemptions from our ETFs and impede our ability to retain WisdomTree ETF shareholders and develop new WisdomTree ETF shareholders, all of which may reduce our revenue.

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

In addition, the regulatory environment in which we operate is subject to modifications and further regulation. Recently, concerns have been raised about ETF’s possible contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Regulatory uncertainty continues to surround the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which represented a comprehensive overhaul of the financial services regulatory environment and requires federal agencies to implement numerous new rules, which, if adopted, may impose additional regulatory burdens and expenses on our business. Compliance with new laws and regulations may result in increased compliance costs and expenses.

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

The shares of the WisdomTree ETFs, like the shares of all ETFs, trade on exchanges in market transactions that generally approximate the value of the underlying portfolio of securities held by the particular ETF. Trading involves risks including the potential lack of an active market for fund shares, abnormally wide bid/ask spreads (the difference between the prices at which shares of an ETF can be bought and sold) that can exist for a variety of reasons and losses from trading. These risks can be exacerbated during periods when there is low demand for an ETF, when the markets in the underlying investments are closed, when markets conditions are extremely volatile or when trading is disrupted. This could result in limited growth or a reduction in the overall ETF market and result in our revenue not growing as rapidly as it has in the recent past or even in a reduction of revenue.

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

We have recently expanded our business into the international marketplace which increases our operational, regulatory and other risks.

In January 2014, we announced that we intend to expand into Europe through the acquisition of a 75% interest in U.K.-based ETP provider Boost. We expect to form a new entity WisdomTree Europe to offer both WisdomTree and Boost products and invest $20 million in working capital over a four year period to fund the build-out of a local European platform. Subject to regulatory approval and other customary closing conditions, the transaction is expected to close in the first half of 2014. As a result of such expansion, we expect to face increased operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. If our international products and operations experience any negative results or are perceived negatively in non-U.S. markets, it may also harm our reputation in other markets, including the U.S. market. Our operations in the European Economic Area will be subject to increased compliance, disclosure and other obligations as a result of our becoming subject to European fund regulation. We will incur additional costs to satisfy the requirements of the European Union Directive on UCITS and the Alternative Investment Fund Managers Directive.

This expansion will require us to incur a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance. Operating our business in non-U.S. markets may be more expensive than in the United States. To the extent that our revenues do not increase to the same degree our expenses increase in connection with our expansion outside the United States, our profitability could be adversely affected. Expanding our business into non-U.S. markets may also place significant demands on our existing infrastructure and employees.

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

Even if consummated, such transactions may involve numerous risks, including, among others:

•	failure to achieve financial, operating or business objectives;

•	failure to integrate successfully and in a timely manner any operations, products, services or technology;

•	diversion of the attention of management and other personnel;

•	failure to obtain necessary regulatory, stockholder or other approvals;

•	failure to retain personnel;

•	failure to obtain any necessary financing on acceptable terms or at all;

•	unforeseen liabilities or expenses;

•	failure of counterparties to indemnify us against liabilities arising from such transactions;

•	potential loss of, or harm to, our relationship with our and the counterparties’ employees, customers and suppliers as a result of integration of new businesses;

•	accounting charges;

•	unfavorable market conditions that could negatively impact the acquired or combined businesses; and

•	legal proceedings, including lawsuits brought by stockholders of us or the counterparties which may result in expenses and/or have a material adverse effect on our business.

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

Any significant limitation, or failure of our technology systems, or of our third party vendors’ technology systems, or any security breach of our information and cyber security infrastructure, software applications, technology or other systems that are critical to our operations could interrupt or damage our operations and result in material financial loss, regulatory violations, reputational harm or legal liability.

We are dependent upon the effectiveness of our own, and our vendors’, information security policies, procedures and capabilities to protect the technology systems used to operate our business and to protect the data that reside on or are transmitted through them. Although we and our third party vendors take protective measures to secure information, our and our vendors’ technology systems may still be vulnerable to unauthorized access, computer viruses or other events that could result in inaccuracies in our information or system disruptions or failures, which could materially interrupt or damage our operations. In addition, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products, which could affect our business. Any inaccuracies, delays, system failures or breaches, or advancements in technology, and the cost necessary to address them, could subject us to client dissatisfaction and losses or result in material financial loss, regulatory violations, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.

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

A terrorist attack, war, power failure, cyber-attack, natural disaster or other catastrophic or unpredictable event could adversely affect our revenue, expenses and operating results by: interrupting our normal business operations; inflicting employee casualties, including loss of our key employees; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence. We have a disaster recovery plan to address certain contingencies, but this plan may not be sufficient in responding or ameliorating the effects of all disaster scenarios. Similarly, these types of events could also affect the ability of the third party vendors that we rely upon to conduct our business, including parties that provide us with sub-advisory portfolio management services custodial, fund accounting and administration services, or index calculation services, to continue to provide these necessary services to us, even though they may also have disaster recovery plans to address these contingencies. If we or our third party vendors are unable to respond adequately or in a timely manner, this failure may result in a loss of revenue and/or increased expenses, either of which would have a material adverse effect on our operating results.

A change of control of our Company would automatically terminate our investment management agreements relating to the WisdomTree ETFs unless the Board of Trustees of the WisdomTree Trust and shareholders of the WisdomTree ETFs voted to continue the agreements. A change in control could occur if a third party were to acquire a controlling interest in our Company.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board must vote to continue such an agreement following any such assignment and the shareholders of the WisdomTree ETFs must approve the assignment. The cost of obtaining such shareholder approval can be significant and which ordinarily would be borne by us. Similarly, under the Investment Advisers Act, a client’s investment management agreement may not be “assigned” by the investment adviser without the client’s consent.

An investment management agreement is considered under both acts to be assigned to another party when a controlling block of the adviser’s securities is transferred. Under both acts, there is a presumption that a stockholder beneficially owning 25% or more of an adviser’s voting stock controls the adviser and conversely a stockholder beneficially owning less than 25% is presumed not to control the adviser. In our case, an assignment of our investment management agreements may occur if a third party were to acquire a controlling interest in our Company. We cannot be certain that the Trustees of the WisdomTree ETFs would consent to assignments of our investment management agreements or approve new agreements with us if a change of control occurs. And even if such approval were obtained, approval from the shareholders of the WisdomTree ETFs would be required to be obtained; such approval could not be guaranteed and even if obtained, likely would result in significant expense. This restriction may discourage potential purchasers from acquiring a controlling interest in our Company.

We may from time to time be subject to claims of infringement of third party intellectual property rights, which could harm our business.

Third parties may assert against us alleged patent, copyright, trademark or other intellectual property rights to intellectual property that is important to our business. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

•	pay third party infringement claims;

•	discontinue selling the particular funds subject to infringement claims;

•	discontinue using the processes subject to infringement claims;

•	develop other intellectual property or products not subject to infringement claims, which could be time-consuming and costly or may not be possible; or

•	license the intellectual property from the third party claiming infringement, which license may not be available on commercially reasonable terms.

The occurrence of any of the foregoing could result in unexpected expenses, reduce our revenue and adversely affect our business and financial results.

We have been issued a patent and have applied for other patents, but additional patents may not be issued to us and we may not be able to enforce or protect our patents and other intellectual property rights, which may harm our ability to compete and harm our business.

Although we have a patent and have applied for other patents relating to our index methodology and the operation of our ETFs, these other patents may not be issued to us. In addition, even if issued, our ability to enforce our patents and other intellectual property rights is subject to general litigation risks. While we have been competing without the benefit of these patents being issued, if they are not issued or we cannot successfully enforce them, we may lose the benefit of a future competitive advantage that they would otherwise provide to us. If we seek to enforce our rights, we could be subject to claims that the intellectual property right is invalid or is otherwise not enforceable. Furthermore, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may be subject to the risks described in the immediately preceding risk factor entitled “We may from time to time be subject to claims of infringement of third party intellectual property rights, which could harm our business.”

Risks Relating to our Common Stock

The market price of our shares may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	decreases in our AUM;

•	variations in our quarterly operating results;

•	differences between our actual financial operating results and those expected by investors and analysts;

•	publication of research reports about us or the investment management industry;

•	changes in expectations concerning our future financial performance and the future performance of the ETF industry and the asset management industry in general, including financial estimates and recommendations by securities analysts;

•	our strategic moves and those of our competitors, such as acquisitions or consolidations;

•	changes in the regulatory framework of the ETF industry and the asset management industry in general and regulatory action, including action by the SEC to lessen the regulatory requirements or shortening the process to obtain regulatory relief under the Investment Company Act that is necessary to become an ETF sponsor;

•	changes in general economic or market conditions; and

•	realization of any other of the risks described elsewhere in this section.

In addition, stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. Furthermore, in the past, market fluctuations and price declines in a company’s stock have led to securities class action litigations or other derivative stockholder lawsuits. If such a suit were to arise, it could cause substantial costs to us and divert our resources regardless of the outcome.

Future sales of our common stock in the public market by management or our large stockholders could lower our stock price.

As of December 31, 2013, our largest stockholder (who serves on our Board of Directors), together with the other members of our Board of Directors and our executive officers, beneficially owned 23.1% of our outstanding common stock. If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock may decline significantly. We cannot predict the effect, if any, that future public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

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

As of December 31, 2013, the members of our Board of Directors and our executive officers, as stockholders, collectively beneficially owned approximately 23.1% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our Company, including the election of directors. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (i) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our Board of Directors and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, (ii) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (iii) the transaction is otherwise fair to us. Under our certificate of incorporation, representatives of our stockholders are not required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as a director of ours. The listing requirements of the NASDAQ Global Select Market, upon which our common stock is listed, also require that certain transactions in which a director or officer has a conflict of interest must be considered and approved by our Audit Committee, which consists solely of independent directors.

A provision in our certificate of incorporation and by-laws may prevent or delay an acquisition of our Company, which could decrease the market value of our common stock.

Provisions of Delaware law, our certificate of incorporation and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our Board of Directors. These provisions include:

•	a classified Board of Directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings;

•	the ability of our Board of Directors to make, alter or repeal our by-laws; and

•	the authority of our Board of Directors to issue preferred stock with such terms as our Board of Directors may determine.

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

Our principal executive office is located at 245 Park Ave, New York, New York 10167. We occupy approximately 38,000 square feet of office space under a lease that expires in July 2029. We believe that the space we lease is sufficient to meet our term needs until the expiration of the lease.

ITEM 3.	LEGAL PROCEEDINGS

As an investment adviser, we may be subject to routine reviews and inspections by the SEC, as well as legal proceedings arising in the ordinary course of business. We are not currently party to any litigation or other legal proceedings that are expected to have a material impact on our business, financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “WETF.” The following table sets forth the intra-day high and low sale prices per share as reported by the NASDAQ Global Select Market.

Period	High	Low
Fiscal 2013
Quarter ended December 31, 2013	$18.08	$10.62
Quarter ended September 30, 2013	$13.83	$10.77
Quarter ended June 30, 2013	$14.13	$9.83
Quarter ended March 31, 2013	$10.84	$6.20

Fiscal 2012
Quarter ended December 31, 2012	$7.34	$5.71
Quarter ended September 30, 2012	$7.26	$6.17
Quarter ended June 30, 2012	$8.74	$6.26
Quarter ended March 31, 2012	$8.95	$5.37

As of December 31, 2013, there were 137 holders of record of shares of our common stock and we believe there were approximately 17,500 beneficial owners of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information with respect to shares of common stock that may be issued under the Company’s equity compensation plans as of December 31, 2013. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,209,691	$1.91	3,519,917
Equity compensation plans not approved by security holders(2)	3,635,000	$0.57	631,865
Total	7,844,691	$1.29	4,151,782

(1)	Includes securities issuable upon exercise of outstanding options, warrants and rights that were issued pursuant to the Company’s 1993 Stock Option Plan, 1996 Performance Equity Plan, 2000 Performance Equity Plan and 2005 Performance Equity Plan.

(2)	Our non-plan options are similar to options granted under our equity compensation plans and generally were granted outside of these plans when insufficient shares were available for grant under our plans. These options provide the holder with the right to purchase a certain number of shares of our common stock at a predetermined fixed price for a period of not more than ten years. All of the non-plan options were granted to directors, employees or advisers to our Board of Directors and the exercise price was determined to be not less than the fair market value of our common stock on the date of grant.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

(in thousands, except share and per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	18,485	$ 10.88	—	—
November 1, 2013 to November 30, 2013	—	—	—	—
December 1, 2013 to December 31, 2013	—	—	—	—

(1)	Total number of shares purchased reflects shares withheld pursuant to the terms of awards granted to employees towards the employee’s tax withholding obligations that occur upon vesting and release of the restricted shares. The value of the shares withheld is based upon the volume weighted average price of the common stock on the date of vesting. During the three months ended December 31, 2013, the Company repurchased 18,485 shares of Company stock withheld pursuant to the terms of awards granted to employees towards tax withholding obligations for an aggregate price of $201,117 with an average price per share of $10.88.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our consolidated financial statements and the related notes included elsewhere in this Report. The selected consolidated statements of operations data presented below under the heading “Consolidated Statements of Operations Data” for the years ended December 31, 2011, 2012 and 2013 and the selected consolidated balance sheet data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2012 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data presented below under the headings “Consolidated Statements of Operations Data” for the years ended December 31, 2009 and 2010 and under “Consolidated Balance Sheet Data” as of December 31, 2009, 2010 and 2011 have been derived from our consolidated financial statements not included in this Report. The historical results presented below are not necessarily indicative of the financial results to be expected for future periods.

	2009	2010	2011	2012	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
ETF advisory fees	$20,812	$40,567	$64,366	$84,024	$148,594
Other income	1,283	1,045	794	774	874

Total revenues	22,095	41,612	65,160	84,798	149,468
Expenses:
Compensation and benefits	18,943	19,193	19,634	23,233	36,210
Fund management and administration	13,387	14,286	19,882	23,020	35,076
Marketing and advertising	2,762	3,721	4,475	5,363	8,309
Sales and business development	2,495	2,730	3,603	3,586	6,474
Professional and consulting fees	1,780	3,779	4,307	4,603	2,748
Occupancy, communications and equipment	1,087	1,118	1,127	1,419	2,784
Depreciation and amortization	360	314	267	307	439
Third party sharing arrangements	89	2,296	5,651	5,468	1,368
Other	2,420	1,724	2,243	2,976	4,523
ETF shareholder proxy	—	—	—	3,264	—
Litigation, net	—	—	150	176	—
Exchange listing and offering	—	—	729	353	—

Total expenses	43,323	49,161	62,068	73,768	97,931
Income/(loss) before provision for income taxes	(21,228)	(7,549)	3,092	11,030	51,537
Provision for income taxes	—	—	—	—	—
Tax benefit	—	—	—	—	—

Net income/(loss)	$(21,228)	$(7,549)	$3,092	$11,030	$51,537

Net income/(loss) per share—basic	$(0.21)	$(0.07)	$0.03	$0.09	$0.41
Net income/(loss) per share—diluted	$(0.21)	$(0.07)	$0.02	$0.08	$0.37
Weighted average common shares—basic:	103,397	111,981	114,132	122,138	126,651
Weighted average common shares—diluted:	103,397	111,981	135,539	137,968	139,797

	2009	2010	2011	2012	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,476	$14,233	$25,630	$41,246	$104,316
Total assets	$25,703	$29,142	$42,567	$63,425	$141,791
Total liabilities	$9,675	$11,907	$16,714	$12,365	$32,762
Stockholders’ equity	$16,028	$17,235	$25,853	$51,060	$109,029

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

We were the fifth largest sponsor of ETFs in the United States based on AUM, with AUM of $34.9 billion as of December 31, 2013. An ETF is an investment fund that holds securities such as equities or bonds and/or other assets such as derivatives or commodities and that generally trades at approximately the same price as the net asset value of its underlying components over the course of the trading day. ETFs offer exposure to a wide variety of investment themes, including domestic, international and global equities, fixed income securities, currencies or commodities, as well as securities in specific industries and countries. At December 31, 2013 we offered a comprehensive family of 61 ETFs, which includes 42 international and domestic equity ETFs, 11 fixed income ETFs, six currency ETFs and two alternative strategy ETFs.

Through our operating subsidiary, we provide investment advisory and other management services to the WisdomTree ETFs. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETFs average daily net AUM. Our expenses are predominantly related to selling, operating and marketing our ETFs. We have contracted with third parties to provide certain operational services for the ETFs.

We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers. Our primary sales efforts are not directed towards the retail segment but rather are directed towards financial or investment advisers that act as intermediaries between the end-client and us.

Our revenues have increased substantially since we launched our ETFs in June 2006. Our revenues have grown from $65.2 million in 2011 to $149.5 million in 2013 and our net income grew from $3.1 million to $51.5 million over the same time period.

Market Environment

The economic environment and markets have generally improved over the last three years; however, the markets continue to experience volatility due to a host of factors including, among others, underlying concerns regarding unemployment and the rate of economic recovery in the United States, the stability of European economies and their banks, and rising inflation and sustainability of growth in the emerging market countries.

The following charts reflect the returns of the broad based market capitalization weighted equity indexes on a quarterly and annual basis over the last three years:

Source: Bloomberg.

Despite a robust equity market in 2013, flows into the ETF industry in 2013 declined slightly from the prior year as the chart below reflects:

Source: Investment Company Institute.

Our Results and 2013 Highlights

Our AUM has been growing and reaching record levels each year from $12.2 billion at the end of 2011 to $34.9 billion at the end of 2013. Our net inflows have also been increasing during that same time period from $3.9 billion to $14.3 billion. We experienced a significant increase in our net inflows in 2013 largely due to the success of our Japan hedged equity ETF (DXJ), which accounted for nearly 70% of our net inflows in 2013. Political and economic policy changes in Japan, in particular the Japanese government’s desire to implement policies which have decreased the value of the Yen, drove increased investor interest in the region and in our Japanese hedged equity ETF. We believe our increasing inflow levels and AUM is a result of our innovative product offerings, new product launches to further diversify our product offering, as well as a longer track record for the funds we launched in 2006 and 2007. Our growth strategy seeks to increase our market share of ETF industry inflows through continued product diversification and execution of our marketing and sales strategies.

Our strong operating results have translated into record financial results. Between 2011 and 2013, our revenues increased from $65.2 million to $149.5 million, expenses increased from $62.1 million to $97.9 million and our net income increased from $3.1 million to $51.5 million. The record level of net inflows in 2013 was a significant contributor to our record results in 2013.

2013 was also a year of investment in strategic growth initiatives to better position us for longer term success:

•	We launched 15 new ETFs in 2013 focused on capitalizing on macro-investment themes. We launched six fixed income ETFs focused on a potential rise in interest rates; we launched five equity ETFs to take advantage of a rising U.S. dollar; we launched three dividend growth ETFs and one emerging markets consumer ETF. While these ETFs have not gathered significant AUM to date, we believe they better diversify us and have the potential to gather significant AUM in future years.

•	We invested significantly in marketing and sales related initiatives to support our existing ETFs as well as new ETF launches. Our marketing and sales related spending increased 65% or $5.8 million over 2012 levels.

•	We added 22 new employees to our company in 2013, predominantly in sales and other functions supporting sales including research and marketing.

We believe these investments will pay off in the future with faster growth rates.

The following charts reflect certain key operating statistics of our business for the periods indicated:

Competitive Environment

The ETF industry is becoming significantly more competitive as existing players compete on price and broaden their suite of products to different strategies that are, in some cases, similar to ours. For example, in August 2013, Charles Schwab & Co. launched six ETFs using the Russell fundamentally weighted indexes with fees generally equivalent with our comparable ETFs. In September 2013, iShares filed a registration statement for three currency hedged equity ETFs including a Japan hedged equity ETF. Those ETFs launched in February 2014 with fees generally equivalent with comparable ETFs. Also, Deutsche Bank renamed five of their equity ETFs to stress their currency hedging strategy and launched three additional currency hedged equity ETFs. More recently, iShares launched a floating rate treasury ETF on the same day as we launched our similar ETF; however, iShares waived fees for one year while we did not.

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

Transfer of Fund Administration Services

In September, 2013, we entered into an agreement with State Street to transfer fund administration and custody services from BNY Mellon, effective April 1, 2014. As a result of this change, we expect cost savings and an improvement in our gross margins.

New Office Facilities

In August 2013, we entered into a 16 year lease for a new 38,000 square feet office space in New York City as our prior lease expired in January 2014. We increased the square footage of our office space in anticipation of future growth. In addition, the cost per square foot increased as compared to our then existing lease. We occupied the new space in January 2014; however, we incurred rent expense for the new office space beginning September 2013 in order to build out the new facility. As such, we incurred additional rent expense of $0.9 million in 2013.

Recent Developments

Since 2013, emerging markets have experienced significant weakness due to concerns over inflation and sustainability of growth rates. That weakness increased towards the second half of 2013 and into 2014. From January 1, 2014 through February 27, 2014, we experienced overall net outflows of approximately $2.0 million primarily attributed to approximately $1.2 billion of outflows from our emerging markets equity, currency and fixed income ETFs. Offsetting this are net inflows of $1.0 billion, primarily into our European focused equity ETFs as well as our Japan hedged equity ETF.

European Expansion

In January 2014, we announced our plans to expand into Europe through a majority investment in U.K.-based ETP provider Boost. We expect to invest $20 million in working capital to fund the build-out of a local European fund platform and operations to be led by Boost’s management team. Through this platform we intend to launch a select range of UCITS ETFs under the WisdomTree brand and continue to manage and grow the Boost portfolio of short and leveraged fully collateralized ETPs under the Boost brand.

Under the terms of our agreement, we will own a 75% of the new WisdomTree Europe entity and existing Boost shareholders will own 25%. We will acquire remaining 25% ownership from the existing Boost shareholders at the end of four years. The payout formula is based on European AUM at the end of the four year period and is tied to our enterprise value over global AUM at the time of payout, and affected by profitability of the European business. The payout will be in cash over two years. Subject to regulatory approval and other customary closing conditions, the transaction is expected to close in the first half of 2014.

Components of Revenue

ETF advisory fees

The majority of our revenues are comprised of advisory fees we earn from our ETFs. We earn this revenue based on a percentage of the average daily value of AUM. Our average daily value of AUM is the average of the daily aggregate AUM of our ETFs as determined by the then current net asset value (as defined under Investment Company Act Rule 2a-4) of such ETFs as of the close of business each day. Our fee percentages for individual ETFs range from 0.28% to 0.95%. A summary of the average advisory fee we earned and average AUM in 2013 by asset class is as follows:

	Average Advisory Fee	Average AUM
		(in billions)
International Hedged Equity ETFs	0.49%	$8.8
Emerging Markets Equity ETFs	0.66%	$7.8
U.S. Equity ETFs	0.35%	$5.8
International Developed Equity ETFs	0.56%	$3.0
Fixed Income ETFs	0.55%	$2.3
Currency ETFs	0.49%	$0.7
Alternative Strategy ETFs	0.94%	$0.1

Total Average Advisory Fee and AUM	0.52%	$28.5

We determine the appropriate advisory fee to charge for our ETFs based on the cost of operating each particular ETF taking into account the types of securities the ETFs will hold, fees third party service providers will charge us for operating the ETFs and our competitors’ fees for similar ETFs. Generally, our actively managed ETFs, such as our Alternative Strategy and Currency ETFs, along with our Emerging Markets ETFs, are priced higher than our other index based ETFs as the former are more costly to operate.

Each of our ETFs has a fixed advisory fee. In order to increase the advisory fee, we would need to obtain the approval from a majority of the ETF shareholders which may be difficult or not possible to achieve. There may also be a significant cost in obtaining such ETF shareholder approval. We do not need ETF shareholder approval to lower our advisory fee.

Until the end of 2012, the advisory fee charged for our Currency ETFs and one Fixed Income ETF was subject to a joint venture with Mellon Capital and Dreyfus as discussed below. We had determined that we were the principal participant for transactions under this collaborative arrangement and as such, the advisory fee above reflects the gross fee under this arrangement—see “Notes to the Consolidated Financial Statements” included in this Report.

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

Also included in compensation and benefits are costs related to equity awards granted to our employees. Our executive management and Board of Directors strongly believe that equity awards are an important part of our employees’ overall compensation package and that incentivizing our employees with equity in the Company aligns the interest of our employees with that of our stockholders. We use the fair value method in recording compensation expense for restricted stock and options grants. We ceased granting options in favor of restricted stock beginning in 2012 and do not anticipate issuing options in the future unless industry pay practices change. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the vesting period.

We expect our total compensation and benefits expense will be between 20% to 23% of our revenues in 2014.

Fund management and administration

Fund management and administration expenses are expensed when incurred and are comprised of costs we pay third party service providers to operate our ETFs. Under our advisory agreement with the WisdomTree Trust, the Trustees have approved us and other third parties to provide essential management and administrative services to the Trust and each ETF in exchange for an advisory fee. The costs include:

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

We are not responsible for extraordinary expenses, taxes and certain other expenses.

BNY Mellon acts as sub-adviser for the majority our ETFs and provide portfolio management, fund administration, custody and accounting related services for all the WisdomTree ETFs. The fees we pay BNY Mellon and other sub-advisers have minimums per fund which range from $25,000 to $85,000 per year depending on the nature of the ETF. In addition, we pay additional fees ranging between 0.015% and 0.18% of average daily AUM at various breakpoint levels. The fees we pay for accounting, tax, index calculation and exchange listing are based on the number of ETFs we have. The remaining fees are based on a combination of both AUM and number of funds, or as incurred. As discussed above, we will be changing our fund administration, custody and accounting related services to State Street from BNY Mellon beginning in April 2014.

Marketing and advertising

Marketing and advertising expenses are recorded when incurred and include the following:

•	advertising and product promotion campaigns that are initiated to promote our existing and new ETFs as well as brand awareness;

•	development and maintenance of our website; and

•	creation and preparation of marketing materials.

Our discretionary advertising comprises the largest portion of this expense and we expect these costs to increase in the future as we continue to execute our growth strategy and compete against other ETF sponsors and new market entrants. We generally decrease our level of advertising in the third quarter due to a general slowdown of trading activity in the market during the summer months, but we may change that strategy going forward based on our financial results, competitive pressures and market conditions. In addition, we may incur expenditures in certain periods to attract inflows, the benefit of which may or may not be recognized from increases to our AUM in future periods. However, due to the discretionary nature of some of these costs, they can generally be reduced if there were a decline in the markets.

Sales and business development

Sales and business development expenses are recorded when incurred and includes the following:

•	travel and entertainment or conference related expenses for our sales force;

•	market data services for our research team;

•	sales related software tools; and

•	legal and other advisory fees associated with the development of new funds or business initiatives.

Professional and consulting fees

Professional fees are expensed when incurred and consist of fees we pay to corporate advisers including accountants, tax advisers, legal counsel, investment bankers, human resources or other consultants. These expenses fluctuate based on our needs or requirements at the time. Certain of these costs are at our discretion and can fluctuate year to year.

Also included in professional fees was stock-based compensation related to restricted stock or option awards we granted to senior advisers to our Board of Directors. Under generally accepted accounting principles, these awards were considered variable expenses and are re-measured each reporting period with a corresponding impact to stockholders’ equity. These awards were fully expensed at November 2012.

Occupancy, communications and equipment

Occupancy, communications and equipment expense includes costs for our corporate headquarters in New York City. As discussed above, we entered into a new 16 year lease beginning in August 2013. These costs will increase compared to 2013 levels.

Depreciation and amortization

Depreciation and amortization expense results primarily from amortization of leasehold improvements to our office space as well as depreciation on fixed assets we purchase which is depreciated over three or seven years. This expense will increase in future periods in connection with the amortization of leasehold improvements for our new office space as discussed above.

Third party sharing arrangements

Included in third party sharing arrangements expense are (i) payments from and reimbursements to us with respect to our joint venture with Mellon Capital and Dreyfus and (ii) payments to third parties to market our ETFs.

In 2008, we entered into a mutual participation agreement with Mellon Capital and Dreyfus, wholly owned by BNY Mellon, in which we agreed to collaborate in developing currency and fixed income ETFs under the WisdomTree Trust. Under the agreement, we contributed our expertise in operating the ETFs, sales, marketing and research, and BNY Mellon contributed sub-advisory, fund administration and accounting services for these collaborated ETFs. All third party costs and profits and losses were shared equally. This agreement terminated on December 31, 2012 and we entered into a new fee arrangement with BNY Mellon. Under the new arrangement, BNY Mellon continues to serve as portfolio manager to these ETFs under more traditional sub-advisory economic terms and such expenses are recorded in fund management and administration expense.

Our joint venture with Mellon Capital and Dreyfus was considered a collaborative arrangement and as such we determined that we were the principal participant for transactions under this collaborative arrangement and we recorded these transactions on a gross basis reflecting all of the revenues and third party expenses on our financial statements in accordance with the nature of the revenue or expense. Any net profit/loss payments were reflected in the “Third Party Sharing Arrangement” expense line.

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

We have and will continue to strategically invest in our business in order to continue and accelerate our growth in the fast growing ETF industry. Our investment in strategic growth initiatives includes:

•	higher spending on marketing and advertising and our sales efforts and provide value added content to our clients;

•	incremental increases to our headcount, primarily in sales and sales support functions; and

•	launching of additional ETFs to further broaden and strengthen our product offering.

We expect our investment in strategic growth initiatives to range from $6.0 to $9.0 million in 2014. The components of our strategic growth initiatives may increase or decrease from our planned estimates depending on the nature of the growth initiatives and market conditions.

Our current gross margin, which we define as our total revenues less our fund management and administration expenses and less third party sharing arrangements, was 76% for the year ended December 31, 2013. After the transfer of our fund accounting and administrative services from BNY Mellon to State Street we expect our gross margins to be between 77% and 80% in the near term.

Gross margin is a non-GAAP financial measurement which we believe provides useful and meaningful information as it is a financial measurement management reviews when evaluating the Company’s operating results. We define gross margin as total revenues less fund management and administration expenses and third party sharing arrangements. We believe this financial measurement provides investors with a consistent way to analyze the amount we retain after paying third party service providers to operate our ETFs and third party marketing agents whose fees are associated with our AUM level. The following table reflects the calculation of our gross margin:

	Year Ended December 31,
	2013	2012	2011
Total revenues	$149,468	$84,798	$65,160
Less:
Fund management and administration	35,076	23,020	19,882
Third party sharing arrangements	1,368	5,468	5,651

Gross margin	113,024	56,310	39,627
Gross margin percentage	76%	66%	61%

Seasonality

We believe seasonal fluctuations in the asset management industry are common. However, since we began our operations, we believe these seasonal trends may have been masked by the unprecedented volatility in the global equity markets. Therefore, period to period comparisons of ours or the industry’s net inflows may not be meaningful and not indicative of results in future periods.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Year Ended December 31,
	2013	2012	2011
Total ETFs (in millions)
Beginning of period assets	$18,286	$12,182	$9,891
Inflows/(outflows)	14,323	4,732	3,899
Market appreciation/(depreciation)	2,275	1,372	(1,608)

End of period assets	$34,884	$18,286	$12,182

Average assets during the period	$28,472	$15,554	$11,739
ETF Industry and Market Share (in billions)
ETF industry net inflows	$180	$185	$118
WisdomTree market share of industry inflows	8.0%	2.6%	3.3%
International Hedged Equity ETFs (in millions)
Beginning of period assets	$1,258	$418	$143
Inflows/(outflows)	10,441	757	372
Market appreciation/(depreciation)	1,649	83	(97)

End of period assets	$13,348	$1,258	$418

Average assets during the period	$8,770	$600	$448
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$7,332	$3,613	$3,780
Inflows/(outflows)	865	3,111	924
Market appreciation/(depreciation)	(749)	608	(1,091)

End of period assets	$7,448	$7,332	$3,613

Average assets during the period	$7,762	$5,715	$3,664
U.S. Equity ETFs (in millions)
Beginning of period assets	$4,371	$3,429	$2,057
Inflows/(outflows)	1,477	610	1,255
Market appreciation/(depreciation)	1,333	332	117

End of period assets	$7,181	$4,371	$3,429

Average assets during the period	$5,819	$4,252	$2,507
International Developed Equity ETFs (in millions)
Beginning of period assets	$2,474	$1,989	$2,168
Inflows/(outflows)	967	243	99
Market appreciation/(depreciation)	423	242	(278)

End of period assets	$3,864	$2,474	$1,989

Average assets during the period	$2,959	$2,254	$2,186

Fixed Income ETFs (in millions)
Beginning of period assets	$2,118	$1,506	$564
Inflows/(outflows)	121	491	1,022
Market appreciation/(depreciation)	(333)	121	(111)
Reclass from Currency			31

End of period assets	$1,906	$2,118	$1,506

Average assets during the period	$2,352	$1,770	$1,297
Currency ETFs (in millions)
Beginning of period assets	$611	$950	$1,179
Inflows/(outflows)	418	(351)	(69)
Market appreciation/(depreciation)	(50)	12	(129)
Reclass to Fixed Income			(31)

End of period assets	$979	$611	$950

Average assets during the period	$673	$772	$1,480
Alternative Strategy ETFs (in millions)
Beginning of period assets	$122	$277	—
Inflows/(outflows)	34	(129)	296
Market appreciation/(depreciation)	2	(26)	(19)

End of period assets	$158	$122	$277

Average assets during the period	$137	$191	$157
Average ETF asset mix during the period
International hedged equity ETFs	31%	4%	4%
Emerging markets equity ETFs	27%	37%	31%
U.S. equity ETFs	20%	27%	21%
International developed equity ETFs	11%	15%	19%
Fixed income ETFs	8%	11%	11%
Currency ETFs	2%	5%	13%
Alternative Strategy ETFs	1%	1%	1%

Total	100%	100%	100%

Average ETF advisory fee during the period	0.52%	0.54%	0.55%
Number of ETFs—end of period
International developed equity ETFs	16	16	16
U.S. equity ETFs	13	11	12
Fixed income ETFs	11	5	4
Emerging markets equity ETFs	7	5	4
International hedged equity ETFs	6	2	2
Currency ETFs	6	5	7
Alternative Strategy ETFs	2	2	2

Total	61	46	47

Headcount	87	70	65

Year Ended December 31, 2013 Compared to December 31, 2012

Overview

	As of and for the Year Ended December 31,		Change	Percent Change
	2013	2012
Assets Under Management (in millions)
Beginning of period assets	$18,286	$12,182
Net inflows	14,323	4,732	9,591	202.7%
Market appreciation/(depreciation)	2,275	1,372

End of period assets	$34,884	$18,286	$16,598	90.8%

Financial Results (in thousands)
Total revenues	$149,468	$84,798	$64,670	76.3%
Total expenses	97,931	73,768	24,163	32.8%

Net income	$51,537	$11,030	$40,507	367.2%

Our AUM increased 90.8% from $18.3 billion at the end of 2012 to $34.9 billion at the end of 2013 primarily due to $9.8 billion of net inflows into our Japan hedged equity ETF. We reported net income of $51.5 million in 2013 compared to $11.0 million in 2012 primarily due to higher average AUM.

Revenues

	Year Ended December 31,		Change	Percent Change
	2013	2012
Average assets under management (in millions)	$28,472	$15,554	$12,918	83.1%
Average ETF advisory fee	0.52%	0.54%	(0.02)	(3.7%)
ETF advisory fees (in thousands)	$148,594	$84,024	$64,570	76.8%
Other income (in thousands)	874	774	100	12.9%

Total revenues (in thousands)	$149,468	$84,798	$64,670	76.3%

ETF advisory fees

ETF advisory fees revenue increased 76.8% from $84.0 million in 2012 to $148.6 million in 2013. This increase was primarily due to higher average asset balances due to record level of net inflows. The average fee earned decreased to 0.52% in 2013 from 0.54% in 2012 primarily due to a change in mix of our AUM, in particular an increase in AUM in our international hedged equity ETFs.

Other income

Other income increased 12.9% from 2012 to 2013. This increase was primarily due to higher interest income from our growing cash balances partly offset by lower index licensing fees.

Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2013	2012
Compensation and benefits	$36,210	$23,233	$12,977	55.9%
Fund management and administration	35,076	23,020	12,056	52.4%
Marketing and advertising	8,309	5,363	2,946	54.9%
Sales and business development	6,474	3,586	2,888	80.5%
Professional and consulting fees	2,748	4,603	(1,855)	(40.3%)
Occupancy, communications and equipment	2,784	1,419	1,365	96.2%
Depreciation and amortization	439	307	132	43.0%
Third party sharing arrangements	1,368	5,468	(4,100)	(75.0%)
Other	4,523	2,976	1,547	52.0%
ETF shareholder proxy	—	3,264	(3,264)	n/a
Litigation, net	—	176	(176)	n/a
Exchange listing and offering	—	353	(353)	n/a

Total expenses	$97,931	$73,768	$24,163	32.8%

As a Percent of Revenues:	Year Ended December 31,
	2013	2012
Compensation and benefits	24.2%	27.4%
Fund management and administration	23.5%	27.1%
Marketing and advertising	5.6%	6.3%
Sales and business development	4.3%	4.2%
Professional and consulting fees	1.8%	5.4%
Occupancy, communications and equipment	1.9%	1.7%
Depreciation and amortization	0.3%	0.4%
Third party sharing arrangements	0.9%	6.5%
Other	3.0%	3.5%
ETF shareholder proxy	0.0%	3.9%
Litigation, net	0.0%	0.2%
Exchange listing and offering	0.0%	0.4%

Total expenses	65.5%	87.0%

Compensation and benefits

Compensation and benefits expense increased 55.9% from $23.2 million in 2012 to $36.2 million in 2013. This increase was primarily due to higher accrued incentive compensation due to our strong results in 2013 as well as costs associated with higher headcount. Our headcount increased from 70 employees to 87 by the end of 2013.

Fund management and administration

Fund management and administration expense increased 52.4% from $23.0 million in 2012 to $35.1 million in 2013. At the end of 2012, we ended our joint venture with BNY Mellon. As a result, we began to record certain operating costs related to our currency and fixed income ETFs, which were previously recognized by BNY Mellon as part of the joint venture. This resulted in approximately $2.2 million in higher costs in 2013.

Higher average AUM led to an increase of $8.4 million in portfolio management, fund administration and accounting, index licensing, and distribution fees. Printing related fees increased $0.8 million due to an increase in the number of shareholders owning our ETFs. This expense also increased due to 15 new ETFs launched in 2013. We had 46 ETFs at the end of 2012 and 61 ETFs at the end of 2013.

Marketing and advertising

Marketing and advertising expense increased 54.9% from $5.4 million in 2012 to $8.3 million in 2013 primarily due to higher levels of television, print and online advertising to support our existing and new ETFs.

Sales and business development

Sales and business development expense increased 80.5% from $3.6 million in 2012 to $6.5 million in 2013 primarily due to increased sales related spending as well as new product related costs.

Professional and consulting fees

Professional and consulting fees decreased 40.3% from $4.6 million in 2012 to $2.7 million in 2013. This decrease was primarily due to lower variable stock-based compensation for equity awards granted to strategic advisers. Partly offsetting this decrease was an increase in advisory fees associated with our planned acquisition of Boost.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 96.2% from $1.4 million in 2012 to $2.8 million in 2013 primarily due to additional rent expense for new office space we leased in August 2013 as our then existing lease would expire in January 2014.

Depreciation and amortization

Depreciation and amortization expense increased 43.0% from $0.3 million to $0.4 million due to accelerated depreciation for assets related to our terminated office lease.

Third party sharing arrangements

Third party sharing arrangements decreased 75.0% from $5.5 million in 2012 to $1.4 million in 2013 primarily due to the end of our joint venture with BNY Mellon at the end of 2012. Partly offsetting this decrease were higher fees to our marketing agents due to higher levels of inflows from Latin America.

Other

Other expenses increased 52.0% from $3.0 million in 2012 to $4.5 million in 2013 primarily due to higher corporate insurance and other office administrative related expenses.

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

Our AUM increased 50.1% from $12.2 billion at the end of 2011 to $18.3 billion at the end of 2012 primarily due to strong net inflows into our ETFs and positive market movement. We reported net income of $11.0 million in 2012 compared to $3.1 million in 2011 primarily due to higher average AUM.

Revenues

	Year Ended December 31,		Change	Percent Change
	2012	2011
Average assets under management (in millions)	$15,554	$11,739	$3,815	32.5%
Average ETF advisory fee	0.54%	0.55%	(0.01)	(1.8%)
ETF advisory fees (in thousands)	$84,024	$64,366	$19,658	30.5%
Other income (in thousands)	774	794	(20)	(2.5%)

Total revenues (in thousands)	$84,798	$65,160	$19,638	30.1%

ETF advisory fees

ETF advisory fees revenue increased 30.5% from $64.4 million in 2011 to $84.0 million in 2012. This increase was primarily due to higher average asset balances due to strong net inflows particularly into our emerging markets and international equity ETFs. The average fee earned decreased to 0.54% in 2012 from 0.55% in 2011 primarily due to a change in mix of our AUM, in particular from our emerging markets equity ETFs.

Other income

Other income decreased 2.5% from 2011 to 2012. This decline was primarily due to lower separate account revenues and lower interest income on our cash balances. Following the first quarter of 2011, we no longer managed separate accounts.

Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2012	2011
Compensation and benefits	$23,233	$19,634	$3,599	18.3%
Fund management and administration	23,020	19,882	3,138	15.8%
Marketing and advertising	5,363	4,475	888	19.8%
Sales and business development	3,586	3,603	(17)	(0.5%)
Professional and consulting fees	4,603	4,307	296	6.9%
Occupancy, communications and equipment	1,419	1,127	292	25.9%
Depreciation and amortization	307	267	40	15.0%
Third party sharing arrangements	5,468	5,651	(183)	(3.2%)
Other	2,976	2,243	733	32.7%
ETF shareholder proxy	3,264	—	3,264	n/a
Litigation, net	176	150	26	17.3%
Exchange listing and offering	353	729	(376)	(51.6%)

Total expenses	$73,768	$62,068	$11,700	18.9%

As a Percent of Revenues:	Year Ended December 31,
	2012	2011
Compensation and benefits	27.4%	30.1%
Fund management and administration	27.1%	30.5%
Marketing and advertising	6.3%	6.9%
Sales and business development	4.2%	5.5%
Professional and consulting fees	5.4%	6.6%
Occupancy, communications and equipment	1.7%	1.7%
Depreciation and amortization	0.4%	0.5%
Third party sharing arrangements	6.5%	8.7%
Other	3.5%	3.4%
ETF shareholder proxy	3.9%	0.0%
Litigation, net	0.2%	0.3%
Exchange listing and offering	0.4%	1.1%

Total expenses	87.0%	95.3%

Compensation and benefits

Compensation and benefits expense increased 18.3% from $19.6 million in 2011 to $23.2 million in 2012. This increase was primarily due to higher accrued incentive compensation due to our strong results, higher stock-based compensation expense due to equity awards granted to our employees as part of their 2011 year end incentive compensation, as well as costs associated with higher headcount. Our headcount at the end of 2012 was 70 compared to 65 at the end of 2011.

Fund management and administration

Fund management and administration expense increased 15.8% from $19.9 million in 2011 to $23.0 million in 2012. Higher average AUM led to an increase of $1.9 million in portfolio management, fund administration and accounting, index licensing, and distribution fees. Included in 2011 is a one-time charge of $0.7 million related to reimbursing the WisdomTree India ETF for excess fees we collected as a result of overestimating the operating expense recapture fees for the India ETF’s fiscal year ended March 31, 2011. Printing related fees increased $0.4 million due to an increase in the number of shareholders owning our ETFs and legal related fees increased $0.3 million due to additional services. This expense also increased due to two additional ETFs we launched in 2012. We had 47 ETFs at the end of 2011, we launched 2 new ETFs during 2012 and closed 3 ETFs at the end of 2012 resulting in 46 ETFs at the end of 2012.

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

Professional and consulting fees

Professional and consulting fees increased 6.9% from $4.3 million in 2011 to $4.6 million in 2012. Variable stock-based compensation for equity awards granted to strategic advisers decreased $0.5 million due to the full vesting of equity awards we granted to non-employees. We will not have variable compensation costs going forward. Partly offsetting this decrease was an increase in accounting and legal related fees as a result of becoming a fully reporting public company and complying with the requirements of the Sarbanes-Oxley Act of 2002 as well as executive recruiting fees associated with the search for a new Chief Operating Officer which was completed during 2012.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 25.9% from $1.1 million in 2011 to $1.4 million in 2012 primarily due to the end of our office space we had sub-leased in 2012.

Depreciation and amortization

Depreciation and amortization expense remained relatively unchanged at $0.3 million in 2011 and 2012.

Third party sharing arrangements

Third party sharing arrangements decreased 3.2% from $5.7 million in 2011 to $5.5 million in 2012 primarily due to lower levels of net profits in our currency and fixed income ETFs, which are subject to a profit sharing agreement with Mellon Capital and Dreyfus. Partly offsetting this decrease was higher fees paid to third parties for marketing our ETFs.

Other

Other expenses increased 32.7% from $2.2 million in 2011 to $3.0 million in 2012 primarily due to higher corporate insurance, public company and administrative related expenses.

ETF shareholder proxy

In 2012, we initiated the solicitation of proxies from the WisdomTree ETF shareholders to obtain approval for us to continue as investment adviser for the WisdomTree ETFs if our largest stockholder, Michael Steinhardt, who then beneficially owned 25.5% of our common stock prior to the second public offering, discussed below, were to sell or otherwise transfer shares of our common stock resulting in his beneficial ownership falling below 25%. The Investment Company Act presumes a change in control of our Company if Mr. Steinhardt’s ownership fell below the 25% threshold, which would trigger an automatic termination of our investment advisory agreements with the WisdomTree Trust and require approval of the WisdomTree ETF shareholders to continue the agreements. We also sought approval from the WisdomTree ETF shareholders to allow us to change sub-advisers in the future without further shareholder approval. We completed the proxy solicitation and obtained the required approvals in August 2012. No further shareholder approval was required when, in November 2012, Mr. Steinhardt’s ownership fell below 25% in connection with a secondary offering we conducted. We incurred $3.3 million in proxy related expenses in 2012.

Litigation, net

In December 2011, Research Affiliates, LLC filed patent infringement lawsuit against us. In November 2012, Research Affiliates withdraw its lawsuit and entered into a settlement agreement with us. Our insurance carrier funded a significant majority of the costs of defending us. We incurred $3.4 million of legal defense and other associated costs and our insurance carrier reimbursed us $2.5 million. In addition, we received $0.7 million settlement payment from Research Affiliates leading to a net amount of $0.2 million in net costs for 2012. We incurred $0.2 million in legal costs in 2011.

Exchange Listing and Offering

On July 26, 2011, we listed our common stock on The NASDAQ Global Market and incurred $0.7 million in expenses related to the listing. In February 2012, we completed a public offering of our common stock at $5.61 per share. We sold one million shares and certain of our stockholders sold 15.5 million shares. Proceeds to us, less commissions and other direct selling expenses, were approximately $4.3 million and were used for working capital and other general corporate purposes. In November 2012, we completed a second public offering of our common stock where certain of our existing stockholders sold 27.8 million shares at $6.10 per share. We did not sell any stock in the second offering and we did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We incurred $0.4 million in expenses in 2012 related to the November offering.

Quarterly Results

The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2012 and 2013. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands)	Q1/12	Q2/12	Q3/12	Q4/12	Q1/13	Q2/13	Q3/13	Q4/13
Revenues
ETF advisory fees	$18,975	$20,230	$21,440	$23,379	$29,153	$37,101	$39,437	$42,903
Other income	195	163	221	195	188	230	193	263

Total revenues	19,170	20,393	21,661	23,574	29,341	37,331	39,630	43,166
Expenses
Compensation and benefits	5,857	5,477	5,734	6,165	7,482	9,447	9,648	9,633
Fund management and administration	5,439	5,567	5,671	6,343	8,223	9,106	8,794	8,953
Marketing and advertising	1,326	1,548	862	1,627	1,937	2,196	2,031	2,145
Sales and business development	860	842	831	1,053	1,801	1,520	1,305	1,848
Professional and consulting fees	1,109	1,401	1,305	788	613	657	542	936
Occupancy, communications and equipment	301	375	374	369	377	591	723	1,093
Depreciation and amortization	71	75	79	82	82	83	84	190
Third party sharing arrangements	1,745	1,229	1,194	1,300	111	428	374	455
Other	609	743	859	765	861	1,061	1,164	1,437
ETF shareholder proxy	66	3,198	—	—	—	—	—	—
Litigation, net	672	(191)	219	(524)	—	—	—	—
Exchange listing and offering	—	—	—	353	—	—	—	—

Total expenses	18,055	20,264	17,128	18,321	21,487	25,089	24,665	26,690

Net income	$1,115	$129	$4,533	$5,253	$7,854	$12,242	$14,965	$16,476

	Q1/12	Q2/12	Q3/12	Q4/12	Q1/13	Q2/13	Q3/13	Q4/13
Percent of Revenues
Revenues
ETF advisory fees	99.0%	99.2%	99.0%	99.2%	99.4%	99.4%	99.5%	99.4%
Other income	1.0%	0.8%	1.0%	0.8%	0.6%	0.6%	0.5%	0.6%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and benefits	30.5%	26.9%	26.5%	26.2%	25.5%	25.3%	24.3%	22.3%
Fund management and administration	28.4%	27.3%	26.2%	26.9%	28.0%	24.4%	22.2%	20.7%
Marketing and advertising	6.9%	7.6%	4.0%	6.9%	6.6%	5.9%	5.1%	5.0%
Sales and business development	4.5%	4.1%	3.8%	4.5%	6.1%	4.1%	3.3%	4.3%
Professional and consulting fees	5.8%	6.9%	6.0%	3.3%	2.1%	1.8%	1.4%	2.2%
Occupancy, communications and equipment	1.6%	1.8%	1.7%	1.6%	1.3%	1.6%	1.8%	2.5%
Depreciation and amortization	0.4%	0.4%	0.4%	0.3%	0.3%	0.2%	0.2%	0.4%
Third party sharing arrangements	9.1%	6.0%	5.5%	5.5%	0.4%	1.1%	0.9%	1.1%
Other	3.2%	3.6%	4.0%	3.2%	2.9%	2.8%	2.9%	3.3%
ETF shareholder proxy	0.3%	15.7%	—	—	—	—	—	—
Litigation, net	3.5%	(0.9%)	1.0%	(2.2%)	—	—	—	—
Exchange listing and offering	—	—	—	1.5%	—	—	—	—

Total expenses	94.2%	99.4%	79.1%	77.7%	73.2%	67.2%	62.2%	61.8%

Net income	5.8%	0.6%	20.9%	22.3%	26.8%	32.8%	37.8%	38.2%

	Q1/12	Q2/12	Q3/12	Q4/12	Q1/13	Q2/13	Q3/13	Q4/13
Operating Statistics
Total ETF AUM (in millions)
Beginning of period assets	$12,182	$15,691	$15,004	$16,783	$18,286	$25,103	$28,975	$31,352
Inflows/(outflows)	2,299	338	1,036	1,059	5,893	4,962	1,160	2,308
Market appreciation/(depreciation)	1,210	(1,025)	743	444	924	(1090)	1,217	1,224

End of period assets	$15,691	$15,004	$16,783	$18,286	$25,103	$28,975	$31,352	$34,884

Average assets during the period	$14,265	$15,116	$15,769	$17,068	$21,934	$28,390	$30,473	$33,091

	Q1/12	Q2/12	Q3/12	Q4/12	Q1/13	Q2/13	Q3/13	Q4/13
ETF Industry and Market Share (in billions)
ETF industry net inflows	$53.2	$25.0	$51.8	$55.4	$52.2	$15.4	$53.7	$58.6
WisdomTree market share of industry inflows	4.3%	1.4%	2.0%	1.9%	11.3%	32.2%	2.2%	3.9%
International Hedged Equity ETFs (in millions)
Beginning of period assets	$418	$629	$663	$569	$1,258	$5,797	$10,270	$11,481
Inflows/(outflows)	139	102	(72)	588	4,071	4,376	752	1,243
Market appreciation/(depreciation)	72	(68)	(22)	101	468	97	459	624

End of period assets	$629	$663	$569	$1,258	$5,797	$10,270	$11,481	$13,348

Average assets during the period	$491	$636	$610	$662	$3,432	$8,624	$11,175	$11,848
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$3,613	$5,594	$5,430	$6,542	$7,332	$8,071	$7,172	$7,703
Inflows/(outflows)	1,398	462	736	515	876	(51)	286	(246)
Market appreciation/(depreciation)	583	(626)	376	275	(137)	(848)	245	(9)

End of period assets	$5,594	$5,430	$6,542	$7,332	$8,071	$7,172	$7,703	$7,448

Average assets during the period	$4,780	$5,398	$5,915	$6,767	$7,905	$7,964	$7,289	$7,891
U.S. Equity ETFs (in millions)
Beginning of period assets	$3,429	$4,275	$4,094	$4,640	$4,371	$5,161	$5,777	$6,271
Inflows/(outflows)	565	(113)	363	(205)	291	547	273	367
Market appreciation/(depreciation)	281	(68)	183	(64)	499	69	221	543

End of period assets	$4,275	$4,094	$4,640	$4,371	$5,161	$5,777	$6,271	$7,181

Average assets during the period	$3,990	$4,101	$4,393	$4,522	$4,749	$5,541	$6,214	$6,771
International Developed Equity ETFs (in millions)
Beginning of period assets	$1,989	$2,335	$2,183	$2,327	$2,474	$2,728	$2,633	$3,150
Inflows/(outflows)	163	35	14	32	139	57	205	565
Market appreciation/(depreciation)	183	(187)	130	115	115	(152)	312	149

End of period assets	$2,335	$2,183	$2,327	$2,474	$2,728	$2,633	$3,150	$3,864

Average assets during the period	$2,189	$2,217	$2,249	$2,360	$2,640	$2,820	$2,888	$3,490
Fixed Income ETFs (in millions)
Beginning of period assets	$1,506	$1,735	$1,698	$1,904	$2,118	$2,600	$2,437	$2,095
Inflows/(outflows)	161	(8)	148	190	508	78	(320)	(144)
Market appreciation/(depreciation)	68	(29)	58	24	(26)	(241)	(22)	(45)

End of period assets	$1,735	$1,698	$1,904	$2,118	$2,600	$2,437	$2,095	$1,906

Average assets during the period	$1,627	$1,716	$1,749	$1,990	$2,453	$2,700	$2,246	$2,008
Currency ETFs (in millions)
Beginning of period assets	$950	$881	$769	$654	$611	$626	$547	$502
Inflows/(outflows)	(104)	(82)	(129)	(37)	12	(62)	(48)	515
Market appreciation/(depreciation)	35	(30)	14	(6)	3	(17)	3	(38)

End of period assets	$881	$769	$654	$611	$626	$547	$502	$979

Average assets during the period	$935	$828	$694	$632	$637	$607	$515	$933
Alternative Strategy ETFs (in millions)
Beginning of period assets	$277	$242	$167	$147	$122	$120	$139	$150
Inflows/(outflows)	(23)	(58)	(24)	(24)	(4)	17	12	8
Market appreciation/(depreciation)	(12)	(17)	4	(1)	2	2	(1)

End of period assets	$242	$167	$147	$122	$120	$139	$150	$158

Average assets during the period	$253	$220	$159	$135	$118	$134	$146	$150
Average ETF Asset Mix (during the period)
International Hedged Equity ETFs	3%	4%	4%	4%	15%	30%	37%	36%
Emerging Markets Equity ETFs	33%	36%	38%	39%	36%	28%	24%	24%
U.S. Equity ETFs	28%	27%	28%	26%	22%	20%	20%	20%
International Developed Equity ETFs	16%	15%	14%	14%	12%	10%	9%	11%
Fixed Income ETFs	12%	11%	11%	12%	11%	10%	7%	6%
Currency ETFs	7%	6%	4%	4%	3%	2%	2%	3%
Alternative Strategy ETFs	1%	1%	1%	1%	1%	0%	1%	0%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Average ETF Advisory Fee (during the period)	0.54%	0.54%	0.54%	0.54%	0.54%	0.52%	0.51%	0.51%

	Q1/12	Q2/12	Q3/12	Q4/12	Q1/13	Q2/13	Q3/13	Q4/13
Number of ETFs (end of period)
International Developed Equity ETFs	16	16	16	16	16	16	16	16
U.S. Equity ETFs	12	12	12	11	11	12	13	13
Fixed Income ETFs	5	5	5	5	6	6	6	11
Emerging Markets Equity ETFs	4	4	5	5	5	5	7	7
International Hedged Equity ETFs	2	2	2	2	2	4	4	6
Currency ETFs	7	7	7	5	5	5	5	6
Alternative Strategy ETFs	2	2	2	2	2	2	2	2

Total	48	48	49	46	47	50	53	61

Headcount	64	66	70	70	72	79	84	87

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31,
	2013	2012
Balance Sheet Data (in thousands):
Cash and cash equivalents	$104,316	$41,246
Investments	11,748	11,036
Accounts receivable	18,100	9,348
Total liabilities	(32,762)	(12,365)

	$101,402	$49,265

	Year Ended December 31,
	2013	2012	2011
Cash Flow Data (in thousands):
Operating cash flows	$70,124	$11,234	$13,692
Investing cash flows	(7,027)	(2,358)	(680)
Financing cash flows	(27)	6,740	(1,615)

Increase in cash and cash equivalents	$63,070	$15,616	$11,397

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

Cash and cash equivalents increased $63.1 million in 2013 primarily due to $70.1 million of cash flows generated by our operating activities as a result of higher revenues from higher average AUM, $1.6 million received from the exercise of stock options and $2.8 million from the redemption of investments we held during the year. Partly offsetting these increases was $6.2 million used for purchase of fixed assets and leasehold improvements for our new office space and $3.6 million used to purchase new investments.

Cash and cash equivalents increased $15.6 million in 2012 primarily due to $11.2 million of cash flows generated by our operating activities as a result of higher revenues from higher average AUM, $4.7 million received from the exercise of stock options and $4.3 million from the sale of our common stock. We also received $7.8 million from the redemption of investment we held during the year. Partly offsetting these increases was $10.0 million used to purchase new investments.

Cash and cash equivalents increased $11.4 million in 2011 primarily due to $13.7 million of cash flows generated by our operating activities as a result of higher revenues from higher average AUM offset by $2.2 million of cash flows used to repurchase our common stock. We also received $7.5 million from the redemption of investment we held during the year. Partly offsetting these increases was $8.1 million net proceeds used to purchase new investments.

Capital Resources

Currently, our principal source of financing is our operating cash flow. We believe that current cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. We expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, re-acquire shares of our common stock issued to our employees as incentive compensation as discussed below or expand our business through strategic acquisitions.

In 2011, we repurchased 386,396 shares from our employees at then current market prices at a cost of $2.2 million. In 2012, we repurchased 357,123 shares from our employees at then current market prices at a cost of $2.3 million. In 2013, we repurchased 136,641 shares from our employees at then current market prices at a cost of $1.6 million. These repurchases were in connection with tax withholding upon vesting of restricted stock. The amount repurchased represented the required amount of tax withholding. We expect to continue purchasing shares for similar reasons.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of December 31, 2013.

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$43,928	$3,121	$5,681	$8,319	$26,807

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

Income and Deferred Taxes

We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. A valuation allowance is recorded to reduce the carrying values of deferred tax assets and liabilities to the amount that is more likely than not to be realized. As of December 31, 2013, we have net operating loss carry forwards and we have recognized a deferred tax asset for such carry forwards that are not attributable to excess tax benefits from our stock-based compensation awards. Given the significant taxable losses we have incurred since we began our operations and excess tax deductions attributable to our employees exercising options and the vesting of restricted stock we grant to employees as part of compensation, a valuation allowance has been recorded for the full amount of the deferred tax asset.

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

Fluctuations in the value of these securities are common and are generated by numerous factors such as market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly changes in any one or a combination of these factors may reduce the value of investment securities and, in turn, the underlying AUM on which our revenues are earned. These declines may cause investors to withdraw funds from our ETFs in favor of investments that they perceive as offering greater opportunity or lower risk, thereby compounding the impact on our revenues. Beginning in the second half of 2008 and into 2009, global equity markets experienced unprecedented volatility which caused significant declines in our AUM and revenues during the quarters in that time period. Challenging and volatile market conditions might continue to be present in the foreseeable future.

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $11.0 million and $11.7 million as of December 31, 2012 and 2013, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, or the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that our company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control—Integrated Framework (1992) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for the 2014 Annual Meeting of our stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form 10-K, and is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will be contained in our definitive proxy statement or in an amendment to this Form 10-K, and is incorporated herein by reference.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Conduct is posted on our website at http://ir.wisdomtree.com/governance.cfm.

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

WISDOMTREE INVESTMENTS, INC.

	By:	/S/ JONATHAN L. STEINBERG
Jonathan L. Steinberg
March 3, 2014		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 3rd day of March, 2014.

Signature	Title

/s/ JONATHAN L. STEINBERG	President, Chief Executive Officer and Director
Jonathan L. Steinberg	(Principal Executive Officer)

/s/ AMIT MUNI	Executive Vice President—Finance and Chief
Amit Muni	Financial Officer (Principal Financial and Accounting Officer)

/s/ BRUCE I. LAVINE	Vice Chairman and
Bruce I. Lavine	Director

/s/ MICHAEL STEINHARDT	Non-Executive Chairman of the Board
Michael Steinhardt

/s/ STEVEN L. BEGLEITER	Director
Steven L. Begleiter

/s/ ANTHONY BOSSONE	Director
Anthony Bossone

/s/ R. JARRETT LILIEN	Director
R. Jarrett Lilien

/s/ WIN NEUGER	Director
Win Neuger

/s/ FRANK SALERNO	Director
Frank Salerno

WISDOMTREE INVESTMENTS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of WisdomTree Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WisdomTree Investments, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of WisdomTree Investments, Inc. and Subsidiaries

We have audited WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). WisdomTree Investments, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WisdomTree Investments, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of WisdomTree Investments, Inc. and Subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

March 3, 2014

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$104,316	$41,246
Accounts receivable	18,100	9,348
Other current assets	1,320	1,273

Total current assets	123,736	51,867
Fixed assets, net	6,252	480
Investments	11,748	11,036
Other noncurrent assets	55	42

Total assets	$141,791	$63,425

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$10,394	$6,924
Compensation and benefits payable	14,278	2,156
Accounts payable and other liabilities	4,384	3,272

Total current liabilities	29,056	12,352
Other noncurrent liabilities	3,706	13

Total liabilities	32,762	12,365

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 132,247 and 126,554; outstanding: 130,350 and 125,272	1,322	1,265
Additional paid-in capital	184,201	177,826
Accumulated deficit	(76,494)	(128,031)

Total stockholders’ equity	109,029	51,060

Total liabilities and stockholders’ equity	$141,791	$63,425

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
ETF advisory fees	$148,594	$84,024	$64,366
Other income	874	774	794

Total revenues	149,468	84,798	65,160
Expenses:
Compensation and benefits	36,210	23,233	19,634
Fund management and administration	35,076	23,020	19,882
Marketing and advertising	8,309	5,363	4,475
Sales and business development	6,474	3,586	3,603
Professional and consulting fees	2,748	4,603	4,307
Occupancy, communications, and equipment	2,784	1,419	1,127
Depreciation and amortization	439	307	267
Third party sharing arrangements	1,368	5,468	5,651
Other	4,523	2,976	2,243
ETF shareholders proxy	—	3,264	—
Litigation, net	—	176	150
Exchange listing and offering	—	353	729

Total expenses	97,931	73,768	62,068

Income before provision for income taxes	51,537	11,030	3,092
Provision for income taxes	—	—	—

Net income	$51,537	$11,030	$3,092

Net income per share—basic	$0.41	$0.09	$0.03

Net income per share—diluted	$0.37	$0.08	$0.02

Weighted-average common shares—basic	126,651	122,138	114,132

Weighted-average common shares—diluted	139,797	137,968	135,539

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—January 1, 2011	115,291	$1,152	$158,236	$(142,153)	$17,235
Restricted stock issued, net	535	5	(5)	—	—
Shares repurchased	(386)	(3)	(2,150)	—	(2,153)
Exercise of stock options, net	1,243	13	525	—	538
Stock issued for services	20	—	127	—	127
Stock-based compensation	—	—	7,014	—	7,014
Net income	—	—	—	3,092	3,092

Balance—December 31, 2011	116,703	1,167	163,747	(139,061)	25,853
Net proceeds from sale of common stock	1,000	10	4,319	—	4,329
Restricted stock issued, net	1,179	12	(12)	—	—
Shares repurchased	(357)	(4)	(2,257)	—	(2,261)
Exercise of stock options, net	8,019	80	4,592	—	4,672
Stock issued for services	10	—	28	—	28
Stock-based compensation	—	—	7,409	—	7,409
Net income	—	—	—	11,030	11,030

Balance—December 31, 2012	126,554	1,265	177,826	(128,031)	$51,060
Restricted stock issued, net	974	10	(10)	—	—
Shares repurchased	(137)	(1)	(1,612)	—	(1,613)
Exercise of stock options, net	4,856	48	1,538	—	1,586
Stock-based compensation	—	—	6,459	—	6,459
Net income	—	—	—	51,537	51,537

Balance—December 31, 2013	132,247	$1,322	$184,201	$(76,494)	$109,029

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$51,537	$11,030	$3,092
Non-cash items included in net income:
Depreciation and amortization and other	439	307	267
Stock-based compensation	6,459	7,437	7,141
Deferred rent	706	(140)	(154)
Accretion to interest income and other	116	194	135
Changes in operating assets and liabilities:
Accounts receivable	(5,529)	(3,723)	(800)
Other assets	(70)	337	(950)
Fund management and administration payable	3,470	(3,111)	4,321
Compensation and benefits payable	12,122	(2,012)	530
Accounts payable and other liabilities	874	915	110

Net cash provided by operating activities	70,124	11,234	13,692
Cash flows from investing activities:
Purchase of fixed assets	(6,211)	(190)	(108)
Purchase of investments	(3,597)	(10,004)	(8,114)
Proceeds from the redemption of investments	2,781	7,836	7,542

Net cash used in investing activities	(7,027)	(2,358)	(680)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	4,329	—
Shares repurchased	(1,613)	(2,261)	(2,153)
Proceeds from exercise of stock options and warrants	1,586	4,672	538

Net cash (used in)/provided by financing activities	(27)	6,740	(1,615)

Net increase in cash and cash equivalents	63,070	15,616	11,397
Cash and cash equivalents—beginning of year	41,246	25,630	14,233

Cash and cash equivalents—end of year	$104,316	$41,246	$25,630

Supplemental disclosure of cash flow information:
Cash paid for taxes	$38	$33	$13

Noncash investing and financing activities:
Cashless exercise of stock options and warrants	$267	$—	$391

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc. (“WisdomTree” or the “Company”) is a New York-based exchange-traded fund sponsor and asset manager. Through its operating subsidiary, the Company provides investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree ETFs. During 2013, the Company had the following subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”)—a wholly owned subsidiary formed in February 2005 is an investment adviser registered with the Securities and Exchange Commission (“SEC”). WTAM provides investment advisory and other management services to WTT and the WisdomTree ETFs. In exchange for providing these services, the Company receives advisory fee revenues based on a percentage of the ETFs average daily net assets under management (“AUM”).

•	WisdomTree Retirement Services, Inc. (“WTRS”)—a wholly owned subsidiary formed in August 2007, marketed with selected third parties the use of WisdomTree ETFs in 401(k) plans. WTRS was dissolved on September 27, 2013.

The WisdomTree ETFs are issued by WTT. WTT, a non-consolidated third party, is a Delaware statutory trust registered with the SEC as an open-end management investment company. WTT offers ETFs across international and domestic equities, fixed income, currency, and alternatives asset classes. The Company has licensed the use of its own fundamentally-weighted indexes on an exclusive basis to WTT for the WisdomTree ETFs. The Board of WTT, or the Trustees, is separate from the Board of the Company. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and has contracted with the Company to provide for general management and administration services of WTT and the WisdomTree ETFs. The Company, in turn, has contracted with third parties to provide the majority of these administration services. In addition, certain officers of the Company provide general management services for WTT.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial condition, results of operations, and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries WTAM and WTRS. WTRS was dissolved on September 27, 2013.

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

Marketing and Advertising

Advertising costs, including media advertising and production costs are expensed when incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be classified as cash equivalents. Cash and cash equivalents are held with one large financial institution. At December 31, 2013, the Company holds in its cash balance British pounds equivalent to $8,057 USD which is subject to changes in the exchange rate.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer and other obligations due under normal trade terms. An allowance for doubtful accounts is not provided since, in the opinion of management, all accounts receivable recorded are deemed collectible.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Options and restricted shares to purchase shares of common stock were included in the calculation of diluted earnings per share in the years ended December 31, 2013, 2012 and 2011.

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

Stock-Based Awards

Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all equity awards based on estimated fair values. The Company accounts for stock-based compensation for its employees based on the cost of employee services received in exchange for a stock-based award. Stock-based compensation is measured based on the grant-date fair value of the award and are amortized over the relevant service period.

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

Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has granted WTT an exclusive license to its own indexes for operation of the WisdomTree ETFs. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and WTT has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for certain expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At December 31, 2013, and 2012, the balance of accounts receivable from WTT was approximately $14,791 and $8,180, respectively which is included as a component of accounts receivable in the consolidated balance sheet. Revenue from advisory services provided to WTT for the years ended December 31, 2013, 2012 and 2011 was approximately $148,594, $84,024 and $64,366, respectively.

Third Party Sharing Arrangements

Included in third party sharing arrangements expense are payments (reimbursements) from/(to) the Company with respect to (i) a collaborative arrangement and (ii) marketing agreements with third parties:

Collaborative Arrangement—In 2008, the Company entered into a mutual participation agreement with Mellon Capital Management Corporation (“Mellon Capital”) and The Dreyfus Corporation (“Dreyfus”) in which the parties agreed to collaborate in developing currency and fixed income ETFs under WTT. Under the agreement, the Company was responsible for operating the ETFs and providing sales, marketing and research support at its own cost. Mellon Capital and Dreyfus were responsible for providing sub-advisory, fund administration and accounting services for these collaborative ETFs at their own cost. Any revenues less third party costs, such as marketing, legal, accounting or fund management, related to these collaborative products were shared equally, including any losses (“net profit/(loss)”). The Company was responsible for arranging any third party costs related to this collaborative arrangement.

In October 2012, the parties agreed to end this joint venture as of December 31, 2012 and entered into a new fee arrangement effective January 1, 2013.

The Company had determined it was the principal participant for transactions under this collaborative arrangement and as such, recorded these transactions on a gross basis reflecting all of the revenues and third party expenses on its consolidated financial statements in accordance with the nature of the revenue or expense. Any net profit/(loss) payments were reflected in Third Party Sharing Arrangements expense on the consolidated financial statements.

Revenues and expenses under this collaborative arrangement included in the Company’s consolidated financial statements were as follows:

	2012	2011
ETF advisory fee revenue	$10,968	$12,596
Expenses:
Fund management and administration	1,341	1,712
Marketing and advertising	39	406
Sales and business development	24	159
Other	—	1

Third party expenses	1,404	2,278
Net profit	9,564	10,318
Sharing	$4,662	$5,114

Marketing agreements. In 2010, the Company entered into agreements with certain firms to serve as the external marketing agents for the WisdomTree ETFs. Under these agreements, the Company will pay a percentage of their advisory fee revenue, subject to caps, to the marketing agents based on incremental growth in AUM. The Company incurred marketing fees of $1,368, $806 and $537 for the years ended December 31, 2013, 2012 and 2011 respectively.

Segment, Geographic and Customer Information

The Company operates as one business segment, as an ETF sponsor and asset manager providing investment advisory services. Revenues are derived in the U.S. and all of the Company’s assets are located in the U.S.

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	2013	2012
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$11,748	$11,036

The following table summarizes unrealized gains, losses, and fair value of investments:

	2013	2012
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$11,748	$11,036
Gross unrealized gains	20	61
Gross unrealized losses	(1,459)	(157)

Fair value	$10,309	$10,940

The following table sets forth the maturity profile of investments; however these investments may be called prior to maturity date:

	2013	2012
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	686	727
Due over ten years	11,062	10,309

Total	$11,748	$11,036

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

This hierarchy requires the use of observable market data when available. The Company’s held-to-maturity securities are categorized as Level 1. The Company does not intend to sell its investments held-to-maturity before the recovery of their amortized cost bases which may be at maturity.

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities are categorized as Level 3.

4. Fixed Assets

In December 2013, the Company fully depreciated approximately $101 and retired approximately $2,000 of fully depreciated fixed assets related to its old office space. In 2013, the Company purchased approximately $6,000 of fixed assets for its new office space and will start to depreciate these assets in January of 2014 when completed and available for use.

The following table summarizes fixed assets:

	December 31,
	2013	2012
Equipment	$518	$786
Furniture and fixtures	1,005	308
Leasehold improvements	4,880	1,062
Less accumulated depreciation and amortization	(151)	(1,676)

Total	$6,252	$480

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the years ended December 31, 2013, 2012, and 2011 were approximately $2,323, $1,338 and $1,046, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at December 31, 2013 are approximately as follows:

2014	$3,121
2015	2,905
2016	2,776
2017 and thereafter	35,126

Total	$43,928

The Company’s office lease expires in January 2014 and the Company entered into a new 16 year lease agreement in August 2013. Pursuant to the new lease agreement, the Company received lease incentives which include a deferred rent period and a leasehold improvement allowance equal to $3,223. The Company recorded a receivable of $3,223 due from the lessor of its new office space related to its leasehold improvement allowance, which is included in accounts receivable on the consolidated balance sheet at December 31, 2013.

Letter of Credit

The Company collateralized its office lease at 380 Madison Avenue, New York, NY through a standby letter of credit of $419 as of December 31, 2013. This lease will terminate in January 2014 and this letter of credit will expire at termination. In August 2013, the Company collateralized its office lease for new space at 245 Park Avenue, New York, NY through an additional standby letter of credit of $1,384 held as an investment in debt securities, which is included in investments on the consolidated balance sheets at December 31, 2013.

Contingencies

The Company is subject to various routine regulatory reviews and inspections by the SEC as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation or other legal proceedings that are expected to have a material impact on our business, financial position or results of operations.

In December 2011, Research Affiliates LLC filed a patent infringement lawsuit against the Company. In November 2012, Research Affiliates withdrew its lawsuit and entered into a settlement agreement with the Company. The Company’s insurance carrier funded a significant majority of the cost of defending this patent infringement lawsuit. In 2012, the Company incurred $3.4 million of legal defense and other associated costs and its insurance carrier agreed to reimburse $2.5 million. In addition the Company received $0.7 million settlement payment from Research Affiliates leading to an amount of $0.2 million in net costs the Company incurred for the year ended December 31, 2012. In 2011 the Company incurred $0.2 million in litigation expenses.

6. Stock-Based Awards

Stock Options

The Company grants stock options to employees, certain directors and non-employee consultants and special advisers for services. The Company has six stock option plans, which are similar in nature (collectively, referred to as the “Plans”). Under the Plans, the Company can issue a maximum of 25,000,000 shares of common stock pursuant to stock options and other stock-based awards and also has issued from time to time stock-based awards outside the Plans.

Options are issued generally for terms of ten years and vest between two to four years. Options are issued with an exercise price equal to the fair value of the Company on the date of grant. Options outstanding at December 31, 2013 expire on dates ranging from March 16, 2014, to November 15, 2021.

In January 2009, the Company’s Compensation Committee and Board of the Directors approved a proposal to provide eligible employees an opportunity to exercise their underwater stock options in the future at an alternative lower strike price. To obtain the full benefit of the alternative strike price, employees were required to remain with the Company for an additional 4 years. Under the program, eligible employees could exercise one quarter of their stock options each year at an alternative strike price of $1.07. The alternative strike price represented a 50% premium to the Company’s thirty day volume weighted-average price on the day the program was approved. Options prices on the programs approval date ranged from $1.75 to $9.45 with a weighted-average exercise price of $4.34. The Company has recorded a charge of $589 over four years which represents the excess of the fair value of eligible options using the alternative strike price over the existing strike price, this charge was fully recognized by December 31, 2012. For the years ended December 31, 2012 and 2011, the Company recorded $118 and $138, respectively, for this program.

A summary of option activity is as follows:

	Options	Weighted- Average Exercise Price
Outstanding January 1, 2011	21,443,617	$0.60
Granted	825,000	5.80
Forfeitures or expirations	(135,316)	2.04
Exercised	(1,280,687)	0.64

Outstanding at December 31, 2011	20,852,614	$0.79
Granted	—	0.00
Forfeitures or expirations	(73,907)	1.75
Exercised	(8,018,516)	0.58

Outstanding at December 31, 2012	12,760,191	$0.95
Granted	—	0.00
Forfeitures or expirations	(40,000)	4.11
Exercised	(4,875,500)	0.38

Outstanding at December 31, 2013	7,844,691	$1.29

In 2012, all of the 1,320,833 outstanding options awards granted to nonemployee consultants and special advisers were exercised with a weighted average exercise price of $1.34. After December 31, 2012 there were no remaining option awards outstanding to non-employees. In 2011, 77,500 options were exercised with a weighted average exercise price of $2.38. The 1,320,833 option awards granted to nonemployee consultants and special advisers through December 31, 2011 are included in the table of option activity. These options had a weighted exercise price of $1.34.

The following table summarizes information on stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable at December 31, 2013	Weighted- Average Exercise Price	Aggregate Intrinsic Value at December 31, 2013
$0.03 – $0.16	1,701,953	0.6	$0.10	1,701,953	$0.10	$29,967
$0.70 – $0.70	2,525,000	5.1	0.70	2,375,000	0.70	40,399
$1.07 – $1.28	1,935,689	2.9	1.07	1,935,689	1.07	32,208
$2.03 – $4.03	1,017,049	4.5	2.22	978,299	2.20	15,178
$5.05 – $5.05	400,000	7.1	5.05	250,000	5.05	3,165
$6.36 – $6.82	170,000	7.4	6.52	70,000	6.52	783
$7.01 – $8.51	95,000	7.7	7.50	35,000	7.54	356

	7,844,691	3.7	$1.29	7,345,941	$1.09	$122,056

The Company estimated the fair value for options using the Black-Scholes Option Pricing Model. The Company did not grant options in 2013 and 2012. The following assumptions were used in the option pricing model for 2011:

The estimated weighted-average fair value for options granted in 2011 was $3.31.

2011
Expected life (years)	5.0
Risk free interest rate	0.84% to 2.32%
Dividends	—
Volatility	67.00% to 70.62%

From time-to-time, the Company also grants restricted and common stock to nonemployee consultants and special advisers for services. In general, these awards vest over the contractual period of the consulting arrangement. The fair value of these awards is measured at the grant dated fair value and re-measured at each reporting period. Fair value is determined as the closing price of the Company’s common stock on the date of grant.

The Company grants restricted stock to employees and directors. All restricted stock awards require future service as a condition of delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. Restricted stock awards generally vest over one to four years.

The following table summarizes information about restricted shares outstanding for the years ended December 31, 2013, 2012 and 2011:

Restricted Stock Awards
Unvested balance at January 1, 2011	2,158,509
Granted	561,526
Vested	(1,382,376)
Forfeited	(26,288)

Unvested balance at December 31, 2011	1,311,371
Granted	1,209,114
Vested	(1,209,121)
Forfeited	(30,220)

Unvested balance at December 31, 2012	1,281,144
Granted	981,810
Vested	(358,334)
Forfeited	(7,743)

Unvested balance at December 31, 2013	1,896,877

As of December 31, 2012 all awards of restricted stock have vested for nonemployee consultants and special advisers. There are no remaining unvested restricted shares to non-employees or special advisers at December 31, 2013. As of December 31, 2011, 312,500 shares of unvested restricted stock for awards granted to nonemployee consultants and special advisers are included in the above.

The following table summarizes the Company’s stock-based compensation expense:

	For the Year Ended December 31,
	2013	2012	2011
Employees and directors option awards	$381	$1,436	$2,402
Employees and directors restricted stock awards	6,078	3,814	2,041
Nonemployee consultants and special advisers restricted stock awards	—	2,187	2,698

Total	$6,459	$7,437	$7,141

Stock-based compensation expense related to nonemployee consultants and special advisers was included in professional and consulting fees and stock-based compensation expense related to directors is included in other expenses on the consolidated statements of operations.

The following table summarizes the Company’s unrecognized stock-based compensation expense and remaining vesting period as of December 31, 2013:

	Unrecognized Stock-Based Compensation	Average Remaining Vesting Period
Employees and directors option awards	$902	1.96
Employees and directors restricted stock awards	$8,308	1.75

7. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. In 2013 the Company made discretionary contributions in the amount of $491. The Company did not make any discretionary contributions for the years ended December 31, 2012 and 2011.

8. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the Year Ended December 31,
	2013	2012	2011
	(shares in thousands)
Net income	$51,537	$11,030	$3,092

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	126,651	122,138	114,132
Dilutive effect of stock options and unvested restricted stock	13,146	15,830	21,407

Weighted averages shares used in dilutive computation	139,797	137,968	135,539

Basic earnings per share	$0.41	$0.09	$0.03
Dilutive earnings per share	$0.37	$0.08	$0.02

Diluted earnings per share reflects the potential reduction in earnings per share that could occur if options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of options and restricted shares to purchase shares of common stock were included in the years ended December 31, 2013, 2012 and 2011, respectively.

9. Income Taxes

The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2013, 2012 and 2011 as determined in accordance with ASC 740, Income Taxes (“ASC 740”), are as follows:

Year ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State and local	—	—	—

	—	—	—

Deferred:
Federal	—	—	—
State and local	—	—	—

	—	—	—

Income tax expense from operations	$—	$—	$—

The Company has recorded its non-income based taxes as part of other liabilities and other expenses.

Net operating losses

The Company has generated net operating losses for tax purposes (“NOL”) during the years ended December 31, 2013, 2012, 2011 and prior periods which may be used to minimize income taxes paid. The following table provides a summary of the NOL activity for the years indicated:

	Year ended December 31,
	2013	2012	2011
Beginning NOL	$(136,515)	$(106,939)	$(101,856)
U.S. GAAP income	51,537	11,030	3,092
Tax differences:
Temporary	5,580	(5,633)	209
Permanent	(61,561)	(37,618)	(9,334)
Net operating losses expired	—	2,645	950

Ending NOL	$(140,959)	$(136,515)	$(106,939)

Temporary differences are primarily comprised of the difference between recognizing expenses for tax purposes and U.S. GAAP purposes associated with rent, stock-based compensation and depreciation of fixed assets.

Permanent differences are primarily comprised of the difference between stock-based compensation amounts recognized for tax purposes and U.S. GAAP purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price). The Company may record additional NOLs from stock-based compensation awards which have been granted to employees and remain unexercised or unvested as of December 31, 2013. See Note 6 for additional details related to outstanding stock compensation awards.

The Company’s net operating losses generally expire 20 years from the time they are generated. In addition, due to the Company incurring a series of changes in ownership as defined by Section 382 under the Internal Revenue Code, the Company is limited as to the amount of NOL it may use in a given year. Prior to the consideration of any limitations imposed due to ownership changes, the Company’s available NOLs will expire as follows:

Year Ending December 31:
2018	$5,819
2019	5,101
2021	579
2023	608
2024	2,330
2025	3,239
2026	15,560
2027	24,655
2028	19,754
2029	14,218
2030	6,385
2031	6,052
2032	32,215
2033	4,444

$140,959

The amounts summarized above are subject to the following annual limitations as indicated by the years such NOLs were incurred:

NOLs generated between	Total	Annual Prospective Limitation	Amount Deemed Worthless
1998 — 2004	$14,049	$524	$3,487
2005 — 2012	118,166	68,164	—
2012 — 2013	8,744	—	—

Net operating losses	$140,959	$68,688	$3,487

Any NOL amounts not used because of the annual limitation can be used in future periods until expiration.

Deferred tax asset

As of December 31, 2013 and 2012, $111,635 and $49,946 of the NOLs has been generated from stock-based compensation amounts recognized for tax purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price) and previously expensed at the date of grant for U.S. GAAP purposes. Since these amounts cannot be recognized as a deferred tax asset under U.S. GAAP, accordingly, a deferred tax asset related to this amount is not recorded.

A reconciliation of the NOL amount presented above and the amount utilized in calculating the deferred tax asset at December 31, 2013 and 2012, respectively, is as follows:

	December 31,
	2013	2012
Net operating losses	$140,959	$136,515
Net operating losses deemed worthless	(3,487)	(3,487)
Unrecognized stock-based compensation	(111,635)	(49,946)

Gross net operating losses available for deferred tax asset	25,837	83,082
Tax rate	45.43%	45.22%

Tax affected	$11,738	$37,571

At December 31, 2013 and 2012, the composition of the deferred tax asset is summarized as follows by applying a 45.43% and 45.22% tax rate to the deferred tax items:

	December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$11,738	$37,571
Stock-based compensation	7,579	6,471
Fixed assets	—	286
Deferred rent liability	1,855	68
Other	82	82

Deferred tax assets	21,254	44,478
Deferred tax liabilities:
Fixed assets	7	—
Unrealized gains	26	—

Deferred tax liabilities	33	—
Total deferred tax assets less deferred tax liabilities	21,221	44,478
Less: valuation allowance	(21,221)	(44,478)

Net deferred tax assets and liabilities	$—	$—

At December 31, 2013 and 2012, the deferred tax asset has been offset by a valuation allowance of $21,221 and $44,478 respectively. The Company believes it is more likely than not that the deferred tax asset will not be realized.

A reconciliation of the statutory federal income tax rate of 35% and the Company’s effective rate is as follows:

	December 31,
	2013	2012	2011
Federal statutory rate	35.00%	35.00%	35.00%
Permanent differences	0.09%	0.37%	32.57%
State income tax rate, net of federal benefit	10.06%	9.44%	21.28%
(Decrease) in valuation allowance	(45.13%)	(44.82%)	(89.25%)
Other differences, net	(0.02%)	0.01%	0.40%

Effective rate	0.00%	0.00%	0.00%

Uncertain tax positions

As of December 31, 2013, the Company determined that it has no uncertain tax positions, interest or penalties as defined within ASC 740-10. The Company does not have unrecognized tax benefits. The Company does not believe that it is reasonably possible that the total unrecognized benefits will significantly increase within the next 12 months. The Company is not currently under audit by any taxing authority. Tax returns filed with each jurisdiction remain open to examination under the normal three-year statute of limitations.

10. Shares Repurchased

During the years ended December 31, 2013 and 2012, the Company repurchased 136,641and 357,123 shares of its Company stock for an aggregate cost of $1,613 and $2,261, respectively. The shares repurchased related to the vesting of restricted common stock granted to employees.

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

12. ETF Shareholder Proxy Solicitation

In 2012, the Company completed its solicitation from the WisdomTree ETF shareholders to obtain approval for the Company to continue as investment adviser for the WisdomTree ETFs if the Company’s largest stockholder, Michael Steinhardt, who then beneficially owned 25.5% of the Company’s common stock prior to the second public offering discussed above in Note 11, were to sell or otherwise transfer shares of the Company’s common stock resulting in his beneficial ownership falling below 25%. The Investment Company Act presumes a change in control of the Company if Mr. Steinhardt’s ownership fell below the 25% threshold, which would trigger an automatic termination of the Company’s investment advisory agreements with the WisdomTree Trust and require approval of the WisdomTree ETF shareholders to continue the agreements. No further shareholder approval was required when Mr. Steinhardt’s ownership fell below 25%. In addition, the Company received approval from the WisdomTree ETF shareholders to allow the Company to change sub-advisers in the future. For the year ended December 31, 2012, the Company incurred proxy related expense of $3,264.

13. Subsequent Events

In September 2013, the Company entered into an agreement with State Street Bank and Trust Company to transfer fund administration and custody services from Bank of New York Mellon, effective April 1, 2014.

In January 2014, the Company announced its plans to expand into Europe through a majority investment in U.K.-based exchange traded product (“ETP”) provider Boost ETP LLP (“Boost”). The Company expects to invest $20 million in working capital to fund the build-out of a local European fund platform and operations to be led by Boost’s management team. Through this platform the Company intends to launch a select range of Undertakings for Collective Investments in Transferable Securities ETFs under the WisdomTree brand and continue to manage and grow the Boost portfolio of short and leveraged fully collateralized ETPs under the Boost brand.

Under the terms of the Company’s agreement with Boost, the Company will own 75% of the new WisdomTree Europe entity and the existing Boost shareholders will own 25%. The Company will acquire the remaining 25% ownership from existing Boost shareholders at the end of four years. The payout formula will be based on European AUM at the end of the four year period and will be tied to WisdomTree’s enterprise value over global AUM at the time of payout, and affected by profitability of the European business. The payout will be in cash over two years. Subject to regulatory approval and other customary closing conditions, the transaction is expected to close in the first half of 2014.

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