Form 10-Q
period 2014-06-30
WisdomTree Investments, Inc.
filed 2014-08-11
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2014, there were 133,302,140 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2014

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets and exchange traded products (“ETPs”);

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully expand our business into non-U.S. markets;

•	timing of payment of our cash income taxes;

•	competition in our business; and

•	the effect of laws and regulations that apply to our business.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,847	$104,316
Accounts receivable	15,733	18,100
Other current assets	2,706	1,320

Total current assets	147,286	123,736

Fixed assets, net	9,634	6,252
Investments	12,145	11,748
Deferred tax asset, net	9,487	—
Goodwill	1,676	—
Other noncurrent assets	63	55

Total assets	$180,291	$141,791

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$10,031	$10,394
Compensation and benefits payable	4,655	14,278
Accounts payable and other liabilities	4,993	4,384

Total current liabilities	19,679	29,056
Other noncurrent liabilities:
Acquisition payable	1,757	—
Deferred rent payable	4,992	3,706

Total liabilities	26,428	32,762

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 133,320 and 132,247; outstanding: 131,542 and 130,350	1,333	1,322
Additional paid-in capital	188,218	184,201
Accumulated deficit	(35,688)	(76,494)

Total stockholders’ equity	153,863	109,029

Total liabilities and stockholders’ equity	$180,291	$141,791

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Advisory fees	$43,938	$37,101	$86,547	$66,254
Other income	190	230	501	418

Total revenues	44,128	37,331	87,048	66,672
Expenses:
Compensation and benefits	7,551	9,447	16,906	16,929
Fund management and administration	7,818	9,106	16,986	17,329
Marketing and advertising	2,726	2,196	5,304	4,133
Sales and business development	1,727	1,520	3,028	3,321
Professional and consulting fees	1,840	657	3,635	1,270
Occupancy, communications, and equipment	853	591	1,753	968
Depreciation and amortization	201	83	393	165
Third-party sharing arrangements	115	428	125	539
Other	1,164	1,061	2,306	1,922

Total expenses	23,995	25,089	50,436	46,576

Income before taxes	20,133	12,242	36,612	20,096
Income tax expense/(benefit)	9,531	—	(4,194)	—

Net income	$10,602	$12,242	$40,806	$20,096

Net income per share—basic	$0.08	$0.10	$0.31	$0.16

Net income per share—diluted	$0.08	$0.09	$0.29	$0.14

Weighted-average common shares—basic	131,533	125,771	131,235	125,605

Weighted-average common shares—diluted	138,258	140,081	138,501	139,716

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$40,806	$20,096
Non-cash items included in net income:
Income tax benefit	(4,194)	—
Depreciation and amortization and other	393	165
Stock-based compensation	4,045	3,405
Deferred rent	1,286	(69)
Accretion to interest income and other	(79)	94
Changes in operating assets and liabilities:
Accounts receivable	2,546	(3,112)
Other assets	(1,230)	(761)
Fund management and administration payable	(473)	3,747
Compensation and benefits payable	(9,887)	5,076
Accounts payable and other liabilities	(553)	568

Net cash provided by operating activities	32,660	29,209
Cash flows from investing activities:
Purchase of fixed assets	(3,741)	(123)
Purchase of investments	(1,237)	(2,943)
Cash acquired on acquisition	1,349	—
Proceeds from the redemption of investments	803	2,520

Net cash used in investing activities	(2,826)	(546)
Cash flows from financing activities:
Shares repurchased	(5,426)	(249)
Proceeds from exercise of stock options	116	1,073

Net cash (used in)/provided by financing activities	(5,310)	824
Increase in cash flows due to changes in foreign exchange rate	7	—

Net increase in cash and cash equivalents	24,531	29,487
Cash and cash equivalents—beginning of period	104,316	41,246

Cash and cash equivalents—end of period	$128,847	$70,733

Supplemental disclosure of cash flow information:
Cash paid for taxes	$21	$34

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its subsidiaries in the U.S., U.K. and Jersey (collectively, “WisdomTree” or the “Company”), is an exchange-traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, fixed income, currency, alternative and commodity asset classes. The Company has the following operating subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the Securities and Exchange Commission (“SEC”) providing investment advisory and other management services to WisdomTree Trust (“WTT”) and WisdomTree exchange traded funds (“ETFs”).

•	Boost Management Limited (“BML”) is a Jersey based investment manager providing investment and other management services to Boost Issuer PLC (“BI”) and Boost ETPs.

•	WisdomTree Europe Limited (“WisdomTree Europe”) is a U.K. based company registered with the Financial Conduct Authority providing management and other services to BML.

The WisdomTree ETFs are issued in the U.S. by WTT. WTT, a non-consolidated third party, is a Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed the use of certain of its own indexes on an exclusive basis to WTT for the WisdomTree ETFs. The Boost ETPs are issued by BI. BI, a non-consolidated third party, is a public limited company organized in Ireland.

The Board of Trustees and Board of Directors of WTT and BI, respectively, are separate from the Board of Directors of the Company. The Trustees and Directors of WTT and BI, respectively, are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and Boost ETPs for the benefit of the WisdomTree ETF and Boost ETP shareholders, respectively, and have contracted with the Company to provide for general management and administration services. The Company, in turn, has contracted with third parties to provide the majority of these administration services. In addition, certain officers of the Company provide general management services for WTT and BI.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial condition, results of operations, and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries in the U.S. and the U.K.

All intercompany accounts and transactions have been eliminated in consolidation. Certain accounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s consolidated financial statements presentation. These reclassifications had no effect on the previously reported operating results.

Foreign Currency Translation

Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates.

Revenue Recognition

The Company earns investment advisory fees as well as licensing fees from third parties. Advisory fees are based on a percentage of the ETPs average daily net assets and recognized over the period the related service is provided. Licensing fees are based on a percentage of the average monthly net assets and recognized over the period the related service is provided.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be classified as cash equivalents. Cash and cash equivalents are held with one large financial institution. At June 30, 2014 and December 31, 2013, the Company held in its cash balance British pounds equivalent to $1,072 and $8,057, respectively, which was subject to changes in the exchange rate.

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

Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. During the term of these agreements, the Company has granted WTT an exclusive license to certain of its indexes for operation of the WisdomTree ETFs. The Trustees of WTT are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and WTT for the benefit of the WisdomTree ETF shareholders and WTT has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs.

The Company is also responsible for certain expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees of WTT. At June 30, 2014 and December 31, 2013, the balance of accounts receivable from WTT was approximately $14,942 and $14,791, respectively, which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheet. Revenue from advisory services provided to WTT for the three months ended June 30, 2014 and 2013 was approximately $43,753 and $37,101, respectively, and for the six months ended June 30, 2014 and 2013 was approximately $86,362 and $66,254, respectively. Revenue from advisory fee services provided to BI for the period from April 15, 2014 to June 30, 2014 was $185.

Third Party Sharing Arrangements

Third party sharing arrangements expense consists of payments for marketing agreements with third parties.

Segment, Geographic and Customer Information

The Company operates as a single business segment as an ETP sponsor and asset manager providing investment advisory services. As of and for the three and six months ended June 30, 2014, substantially all of the Company’s revenues, pretax income and assets are derived or located in the U.S. The Company maintains operations in the U.K. through its acquisition of Boost, now known as WisdomTree Europe (Note 10).

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

Business Combinations

The Company includes the results of operations of the businesses that it acquires from the respective dates of acquisition. The fair values of the purchase price of the acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Goodwill

Goodwill is the cost in excess of the fair value of identifiable net assets at acquisition date. The Company tests its goodwill for impairment at least annually. An impairment loss is triggered if the estimated fair value of an operating unit is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

3. Investments and Fair Value Measurements

The following table summarizes the Company’s held-to-maturity investments:

	June 30, 2014	December 31, 2013
Federal agency debt instruments	$12,145	$11,748

The following table summarizes unrealized gains, losses, and fair value of held-to-maturity investments:

	June 30, 2014	December 31, 2013
Cost/amortized cost	$12,145	$11,748
Gross unrealized gains	64	20
Gross unrealized losses	(752)	(1,459)

Fair value	$11,457	$10,309

The following table sets forth the maturity profile of held-to-maturity investments; however, these investments may be called prior to their stated maturity date:

	June 30, 2014	December 31, 2013
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	671	686
Due over ten years	11,474	11,062

Total	$12,145	$11,748

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

This hierarchy requires the use of observable market data when available. The Company’s held-to-maturity securities are categorized as Level 1. The Company does not intend to sell its held-to-maturity investments before the recovery of their amortized cost bases which may be at maturity. Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities are categorized as Level 3.

4. Fixed Assets

The following table summarizes fixed assets:

	June 30, 2014	December 31, 2013
Equipment	$805	$518
Furniture and fixtures	1,593	1,005
Leasehold improvements	7,780	4,880
Less accumulated depreciation and amortization	(544)	(151)

Total	$9,634	$6,252

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the three months ended June 30, 2014 and 2013 were approximately $768, and $368, respectively, and for the six months ended June 30, 2014 and 2013 were approximately $1,594 and $730, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at June 30, 2014 are approximately as follows:

Remainder of 2014	$1,641
2015	2,963
2016	2,783
2017 and thereafter	35,126

Total	$42,513

The Company’s prior office lease expired in January 2014. In August 2013, the Company entered into a new 16 year lease agreement. Pursuant to the new lease agreement, the Company received lease incentives which include a deferred rent period and a leasehold improvement allowance equal to $3,223. The Company recorded a receivable of $3,223 due from the lessor of its new office space related to its leasehold improvement allowance, which was included in accounts receivable on the Company’s Consolidated Balance Sheet at December 31, 2013. The balance at June 30, 2014 was $509.

Letter of Credit

The Company collateralized its office lease through a standby letter of credit. At June 30, 2014 and December 31, 2013, the Company provided letters of credit totaling $1,384 and $1,803, respectively, which are included in investments on the Company’s Consolidated Balance Sheet.

Contingencies

The Company is subject to various routine reviews and inspections by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation or other legal proceedings that are expected to have a material impact on its business, financial position or results of operations.

6. Stock-Based Awards

The Company grants equity awards to employees and directors. Options are issued generally for terms of ten years and vest between two to four years. Options are issued with an exercise price equal to the fair value of the Company on the date of grant. The Company estimated the fair value for options using the Black-Scholes option pricing model. All restricted stock and option awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions. Awards generally vest over one to four years.

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2014	7,844,691	$1.29	1,896,877
Granted	—	$—	585,125
Exercised/vested	(803,125)	$0.14	(701,429)
Forfeitures	—	$—	(3,662)

Balance at June 30, 2014	7,041,566	$1.42	1,776,911

A summary of stock-based compensation expense is as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
$2,030	$1,691	$4,045	$3,405

7. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits.

A summary of the Company made discretionary contributions is as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
$108	$101	$393	$263

8. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(shares in thousands)		(shares in thousands)
Net income	$10,602	$12,242	$40,806	$20,096

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	131,533	125,771	131,235	125,605
Dilutive effect of stock options and unvested restricted stock	6,725	14,310	7,266	14,111

Weighted averages shares used in dilutive computation	138,258	140,081	138,501	139,716

Basic earnings per share	$0.08	$0.10	$0.31	$0.16
Dilutive earnings per share	$0.08	$0.09	$0.29	$0.14

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of options to purchase shares of common stock and restricted shares were included in the diluted earnings per share in the three and six months ended June 30, 2014 and 2013, respectively. 584,947 and 986,092 restricted shares determined to be anti-dilutive were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2014, respectively.

9. Income Taxes

Net operating losses – U.S.

The Company generated net operating losses (“NOLs”) during periods prior to June 30, 2014. The following table summarizes the activity for NOLs for the six months ended June 30, 2014:

NOL, December 31, 2013	$(140,959)
U.S. GAAP pretax income	37,428
Income tax differences:
Temporary	8
Permanent	(18,859)

NOL, June 30, 2014	$(122,382)

Deferred tax asset

During the first quarter of 2014, management determined that although realization is not assured, it believed that it is more likely than not that its gross deferred tax asset would be realized. Therefore, it released the valuation allowance previously recorded resulting in an income tax benefit of $13,725 on the Company’s Consolidated Statement of Operations for the period ended March 31, 2014 and a $13,725 net deferred tax asset on the Company’s Consolidated Balance Sheet at March 31, 2014.

At June 30, 2014 and December 31, 2013, $118,895 and $111,635 of the NOLs were generated from stock-based compensation amounts recognized for tax purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price) in excess of amounts previously expensed at the date of grant for U.S. GAAP purposes. Since these amounts cannot be recognized as a deferred tax asset under U.S. GAAP, a deferred tax asset related to this amount is not recorded. In addition, $3,487 of the NOLs are deemed worthless. Therefore, at June 30, 2014, the Company has no recognized deferred tax assets related to NOLs.

During the three and six months ended June 30, 2014, the Company recognized a tax expense of $9,531 and a tax benefit of $4,194. During the six months ended June 30, 2014, the Company utilized $4,238 of its deferred tax asset and the Company recorded a credit to additional paid-in capital of $5,293 for the amount of NOLs from stock-based compensation utilized to reduce taxes payable during the period.

A summary of the components of the gross and tax affected deferred tax asset as of June 30, 2014 is as follows:

Stock-based compensation	$15,404
Deferred rent liability	5,369
Other	109

Total gross deferred tax asset	20,882
Income tax rate	45.43%

Tax affected	$9,487

Net operating losses – U.K.

During the three months ended June 30, 2014, the U.K. subsidiaries of WisdomTree Investments, Inc. have generated $816 of NOLs. At June 30, 2014 a deferred tax asset related to these NOLs has been fully offset by a valuation allowance of $163.

10. Acquisition and Goodwill

On April 15, 2014, the Company completed the acquisition of Boost, a U.K. and Jersey based ETP sponsor, now known as WisdomTree Europe, as part of the Company’s strategy to expand internationally. Under the terms of the acquisition agreement, the Company owns 75% of WisdomTree Europe and the former Boost shareholders own 25%. The Company will acquire the remaining 25% ownership interest at the end of four years. No consideration was transferred on the acquisition date. The ultimate price that the Company will pay for Boost (including the remaining 25% interest) is determined by a predefined formula based on European assets under management (“AUM”) at the end of the four year period and will be tied to the Company’s enterprise value over global AUM at the time of payout, and affected by profitability of the European business. The ultimate payout will be made in cash over two years. Beginning in the second quarter of 2014 and each quarter thereafter for the next four years, the Company will incur a charge to reflect the fair value of this buyout liability.

The co-CEOs of Boost, who owned 88% of Boost prior to the acquisition, became employees of the Company upon closing of the transaction and are guaranteed a minimum buyout of $1,757 for their interest in Boost if they terminate their employment with the Company without good reason or they are terminated for cause by the Company. The Company determined that the minimum payments to be made to the co-CEOs of Boost represent consideration transferred and were recognized and measured at acquisition-date fair value to determine the amount of goodwill. The Company also determined that any future payments made to the co-CEOs of Boost in excess of the minimum payments is compensation for future service. These future payments will be accounted for separately from the business combination as compensation expense for post-acquisition services.

Because the Company is required to redeem the shares from the former Boost shareholders at the end of four years, under U.S. GAAP, the Company does not reflect the 25% interest held by the former Boost shareholders in WisdomTree Europe as non-controlling interest (“NCI”). Because the Company is obligated to mandatorily redeem the NCI for cash, the NCI (including the embedded forward contract) is recognized as a liability and initially measured at fair value on the acquisition date. Subsequent to the acquisition date, it will be measured at the amount of cash that would be paid under the conditions specified in the contract as if settlement occurred at the reporting date. Any change in the carrying amount of the liability will be recognized as interest expense. At the acquisition date, the fair value of the liability was also used to determine the amount of goodwill.

The Company recorded goodwill of $1,676 in connection with the acquisition of Boost. Goodwill represents the excess value of the purchase price over the $81 fair value of the net assets acquired, consisting primarily of accounts receivable, accounts payable and fixed assets. While the Company paid no consideration up front to the former Boost shareholders, under the terms of the acquisition agreement, $1,757 was deemed to represent the purchase price. Goodwill is not expected to be tax deductible.

The following table summarizes the goodwill activity for the six months ended June 30, 2014:

Balance at January 1, 2014	$—
Goodwill acquired during the period	1,676

Balance at June 30, 2014	$1,676

Transaction costs of $753 and $1,607 were incurred during the three and six months ended June 30, 2014 in connection with this acquisition. Such expenses are recorded in professional and consulting fees, other and sales and business development.

11. Shares Repurchased

During the six months ended June 30, 2014 and 2013, the Company repurchased 312,006 and 28,659 shares of its common stock for an aggregate cost of $5,426 and $249, respectively, which were withheld pursuant to the terms of awards granted to employees towards income tax withholding obligations.

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

Executive Summary

Introduction

We were the eighth largest ETP sponsor in the world based on assets under management (“AUM”), with AUM of $35.6 billion globally as of June 30, 2014. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternative market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange traded funds (“ETFs”), exchange-traded notes and exchange-traded commodities.

In April 2014, we acquired Boost, a U.K. and Jersey based ETP provider and renamed it WisdomTree Europe. Through our operating subsidiaries, we provide investment advisory and other management services to the WisdomTree ETFs and Boost ETPs collectively offering ETPs covering equity, fixed income, currency, alternatives and commodity asset classes. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETPs’ average daily AUM. Our expenses are predominantly related to selling, operating and marketing our ETPs. We have contracted with third parties to provide certain operational services for the ETPs. We distribute our ETPs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers through our sales force. Our primary sales efforts are not directed towards the retail segment but rather are directed towards financial or investment advisers that act as intermediaries between the end-client and us.

$35.5 billion of our AUM are from our U.S. listed WisdomTree ETFs. As of June 30, 2014, we were the fifth largest sponsor of ETFs in the United States based on AUM. As the pie chart below reflects, 30% of our U.S. AUM is concentrated in Japanese exposures, in particular, our Japanese equity fund which hedges the Yen, trading under the symbol DXJ. In addition, another 26% of our AUM is concentrated in emerging markets equity, fixed income and currency exposures. Negative sentiment towards these two markets, as well as the strengthening of the Yen versus the U.S. dollar, will have an adverse effect on our results.

Market Environment

We continue to operate in an increasingly challenging and competitive operating environment. The following charts reflect the U.S. ETF industry flows, the U.S. ETF industry flows by category and Japanese equity market and currency returns:

As the charts above reflect, industry flows increased significantly from a slow start at the beginning of 2014. Investors favored U.S. equities followed by international equity ETFs, in particular European themed products, along with U.S. fixed income ETFs. Investors expressed negative sentiment towards Japan equities as reflected by outflows in that category despite the appreciation of Japanese equities and the Yen weakening against the U.S. dollar.

Our Operating and Financial Results

The following charts reflect the flows into our U.S. listed ETFs:

For the second quarter of 2014, we experienced $0.3 billion of net inflows from $1.9 billion of inflows primarily in our U.S. listed European themed and India ETFs partly offset by $1.3 billion of outflows in our Japanese hedged equity ETF.

Although our inflow levels were low, our U.S. listed AUM increased by 4.8% to $35.5 billion at June 30, 2014 compared to $33.9 billion at March 31, 2014, primarily due to $1.3 billion of positive market movement.

Despite the challenging operating environment, we achieved solid financial results as reflected in the below chart:

•	Revenues – We recorded revenues of $44.1 million in the second quarter of 2014, an increase of 18.2% from $37.3 million in the second quarter of last year primarily due to higher average AUM.

•	Expenses – Total expenses decreased 4.4% compared to the second quarter of last year primarily due to lower accrued incentive compensation resulting from our low inflow levels as well as lower fund related expenses in connection with the transfer of our U.S. ETF fund accounting, administration and custody services from BNY Mellon to State Street Bank and Trust Company (“State Street”). Also included in the second quarter of 2014 were $1.8 million of expenses related to our European listed ETPs, which were acquired in April 2014.

•	Pre-tax income – Pre-tax income reached $20.1 million in the second quarter of 2014 as compared to $12.2 million in the comparable period last year. We believe pre-tax income is a better measure of comparing our results to prior periods as we did not record tax expense prior to the second quarter of 2014. See “Income Taxes” below for further discussion regarding our income tax expense.

WisdomTree Europe and Goodwill

In April 2014, in a move that expands our footprint to Europe, we acquired Boost, a U.K. and Jersey based ETP provider now known as WisdomTree Europe. At the time of the acquisition, Boost had AUM of $96.8 million. With their management team, we will commence a build-out of a local European platform to offer a select range of ETFs under the WisdomTree brand and continue to manage and grow the Boost lineup of short and leveraged fully collateralized ETPs under the Boost brand through a capital investment of $20 million into the business. We are targeting the fourth quarter of 2014 to launch the WisdomTree ETFs in Europe.

Under terms of the acquisition agreement, we own 75% of WisdomTree Europe and the former Boost shareholders own 25%. We will acquire the remaining 25% ownership interest at the end of four years. The price for the remaining interest is determined by a predefined formula based on European AUM at the end of the four year period and will be tied to our enterprise value over global AUM at the time of measurement, and affected by profitability of the European business. The payout will be in cash over two years. Beginning in the second quarter of 2014 and each quarter thereafter for the next four years, we will incur a charge to reflect the changes in the buyout liability. Under U.S. GAAP, we do not reflect the 25% interest held by the former Boost shareholders in WisdomTree Europe as a non controlling interest as we are required to redeem the shares from the former Boost shareholders at the end of four years.

We recorded goodwill of $1,676 related to this acquisition. This amount represents the excess value of the purchase price over the fair value of the net assets acquired. While we paid no consideration up front to the former Boost shareholders, under the terms of our acquisition agreement $1,757 was deemed to represent the purchase price.

Income Taxes

In the first quarter of 2014, we recognized a deferred tax asset which previously had been reserved with a 100% valuation allowance. As a result, as required under U.S. GAAP, we began to record income taxes beginning in the second quarter of 2014 at a rate of 45%. However, we do not expect to pay cash income taxes in 2014 and for some time thereafter due to the size of our net operating losses attributable to excess stock option and restricted stock deductions. Such amounts will be applied to reduce income taxes payable with a corresponding increase to equity as recognized. We recorded an income tax expense of $9.5 million in the second quarter of 2014.

Non-GAAP Financial Measurements

Gross margin is a non-GAAP financial measurement which we believe provides useful and meaningful information as it is a financial measurement management reviews when evaluating the Company’s operating results. We define gross margin as total revenues less fund management and administration expenses and third-party sharing arrangements. We believe this financial measurement provides investors with a consistent way to analyze the amount we retain after paying third party service providers to operate our ETPs and third party marketing agents whose fees are associated with our AUM level. The following table reflects the calculation of our gross margin and gross margin percentage:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
GAAP total revenue	$44,128	$37,331	$87,048	$66,672
Fund management and administration	(7,818)	(9,106)	(16,986)	(17,329)
Third party sharing arrangements	(115)	(428)	(125)	(539)
Gross margin	$36,195	$27,797	$69,937	$48,804

Gross margin percentage	82.0%	74.5%	80.3%	73.2%

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
U.S. Listed ETFs
Total ETFs (in millions)
Beginning of period assets	$33,884	$34,884	$25,103	$34,884	$18,286
Inflows/(outflows)	334	(502)	4,962	(168)	10,855
Market appreciation/(depreciation)	1,282	(498)	(1,090)	784	(166)

End of period assets	$35,500	$33,884	$28,975	$35,500	$28,975

Average assets during the period	$34,141	$33,859	$28,390	$34,000	$25,162
ETF Industry and Market Share (in billions)
ETF industry net inflows	$56.9	$14.5	$15.4	$71.4	$67.6
WisdomTree market share of industry inflows	0.6%	0.0%	32.2%	0.0%	16.1%
International Hedged Equity ETFs (in millions)
Beginning of period assets	$12,612	$13,348	$5,797	$13,348	$1,258
Inflows/(outflows)	(502)	(12)	4,376	(514)	8,447
Market appreciation/(depreciation)	447	(724)	97	(277)	565

End of period assets	$12,557	$12,612	$10,270	$12,557	$10,270

Average assets during the period	$12,189	$13,052	$8,624	$12,620	$6,028
U.S. Equity ETFs (in millions)
Beginning of period assets	$7,505	$7,181	$5,161	$7,181	$4,371
Inflows/(outflows)	221	189	547	410	838
Market appreciation/(depreciation)	326	135	69	461	568

End of period assets	$8,052	$7,505	$5,777	$8,052	$5,777

Average assets during the period	$7,721	$7,176	$5,541	$7,448	$5,145
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$6,753	$7,448	$8,071	$7,448	$7,332
Inflows/(outflows)	388	(632)	(51)	(244)	825
Market appreciation/(depreciation)	465	(63)	(848)	402	(985)

End of period assets	$7,606	$6,753	$7,172	$7,606	$7,172

Average assets during the period	$7,088	$6,775	$7,964	$6,932	$7,934
International Developed Equity ETFs (in millions)
Beginning of period assets	$4,830	$3,864	$2,728	$3,864	$2,474
Inflows/(outflows)	518	812	57	1,330	196
Market appreciation/(depreciation)	(8)	154	(152)	146	(37)

End of period assets	$5,340	$4,830	$2,633	$5,340	$2,633

Average assets during the period	$5,135	$4,347	$2,820	$4,741	$2,730
Fixed Income ETFs (in millions)
Beginning of period assets	$1,610	$1,906	$2,600	$1,906	$2,118
Inflows/(outflows)	(278)	(306)	78	(584)	586
Market appreciation/(depreciation)	44	10	(241)	54	(267)

End of period assets	$1,376	$1,610	$2,437	$1,376	$2,437

Average assets during the period	$1,435	$1,747	$2,700	$1,591	$2,577
Currency ETFs (in millions)
Beginning of period asset	$422	$979	$626	$979	$611
Inflows/(outflows)	(21)	(549)	(62)	(570)	(50)
Market appreciation/(depreciation)	5	(8)	(17)	(3)	(14)

End of period assets	$406	$422	$547	$406	$547

Average assets during the period	$413	$611	$607	$512	$622

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Alternative Strategy ETFs (in millions)
Beginning of period assets	$152	$158	$120	$158	$122
Inflows/(outflows)	8	(4)	17	4	13
Market appreciation/(depreciation)	3	(2)	2	1	4

End of period assets	$163	$152	$139	$163	$139

Average assets during the period	$160	$151	$134	$156	$126
Average ETF assets during the period
International hedged equity ETFs	36%	39%	30%	37%	24%
U.S. equity ETFs	23%	21%	20%	22%	20%
Emerging markets equity ETFs	21%	20%	28%	20%	32%
International developed equity ETFs	15%	13%	10%	14%	11%
Fixed income ETFs	4%	5%	10%	5%	10%
Currency ETFs	1%	2%	2%	2%	2%
Alternative strategy ETFs	0%	0%	0%	0%	1%

Total	100%	100%	100%	100%	100%

Average ETF advisory fee during the period
Alternative strategy ETFs	0.94%	0.94%	0.94%	0.94%	0.94%
Emerging markets equity ETFs	0.67%	0.66%	0.66%	0.67%	0.66%
International developed equity ETFs	0.57%	0.56%	0.56%	0.56%	0.56%
Fixed income ETFs	0.55%	0.55%	0.55%	0.55%	0.55%
International hedged equity ETFs	0.50%	0.49%	0.49%	0.49%	0.49%
Currency ETFs	0.49%	0.49%	0.51%	0.49%	0.51%
U.S. equity ETFs	0.35%	0.35%	0.35%	0.35%	0.35%

Blended total	0.51%	0.51%	0.52%	0.51%	0.53%

Number of ETFs—end of the period

International developed equity ETFs	17	16	16	17	16
U.S. equity ETFs	13	13	12	13	12
Fixed income ETFs	12	12	6	12	6
International hedged equity ETFs	12	6	4	12	4
Emerging markets equity ETFs	7	7	5	7	5
Currency ETFs	6	6	5	6	5
Alternative strategy ETFs	2	2	2	2	2

Total	69	62	50	69	50

European Listed ETPs
Total ETPs (in thousands)
Beginning of period assets	$96,817
Inflows/(outflows)	17,658
Market appreciation/(depreciation)	(1,231)

End of period assets	$113,244

Average ETP advisory fee during the period	0.82%

Number of ETPs – end of period	38

Global Headcount	103	90	79	103	79

Note: Previously issued statistics may be restated due to trade adjustments.

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended June 30, 2014 Compared to June 30, 2013

Revenues

	Three Months Ended June 30,		Change	Percent Change
	2014	2013
Average assets under management (in millions)	$34,141	$28,390	$5,751	20.3%
Average ETP advisory fee	0.51%	0.52%	(0.01)
Advisory fees (in thousands)	$43,938	$37,101	$6,837	18.4%
Other income (in thousands)	190	230	(40)	(17.4%)

Total revenues (in thousands)	$44,128	$37,331	$6,797	18.2%

Advisory fees

Advisory fees revenue increased 18.4% from $37.1 million in the three months ended June 30, 2013 to $43.9 million in the comparable period in 2014. This increase was primarily due to higher average AUM. Our average advisory fee declined to 0.51% from 0.52% over the same period due to the change in mix of our AUM.

Other income

Other income decreased 17.4% from $0.23 million in the three months ended June 30, 2013 to $0.19 million in the comparable period in 2014 primarily due to lower index licensing revenue.

Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2014	2013
Compensation and benefits	$7,551	$9,447	$(1,896)	(20.1%)
Fund management and administration	7,818	9,106	(1,288)	(14.1%)
Marketing and advertising	2,726	2,196	530	24.1%
Sales and business development	1,727	1,520	207	13.6%
Professional and consulting fees	1,840	657	1,183)	180.1%
Occupancy, communication and equipment	853	591	262	44.3%
Depreciation and amortization	201	83	118	142.2%
Third-party sharing arrangements	115	428	(313)	(73.1%)
Other	1,164	1,061	103	9.7%

Total expenses	$23,995	$25,089	$(1,094)	(-4.4%)

	Three Months Ended June 30,
As a Percent of Revenues:	2014	2013
Compensation and benefits	17.1%	25.3%
Fund management and administration	17.7%	24.4%
Marketing and advertising	6.2%	5.9%
Sales and business development	3.9%	4.1%
Professional and consulting fees	4.2%	1.8%
Occupancy, communication and equipment	1.9%	1.6%
Depreciation and amortization	0.5%	0.2%
Third-party sharing arrangements	0.3%	1.1%
Other	2.6%	2.8%

Total expenses	54.4%	67.2%

Compensation and benefits

Compensation and benefits expense decreased 20.1% from $9.4 million in the three months ended June 30, 2013 to $7.6 million in the comparable period in 2014. This decrease was primarily due to lower accrued incentive compensation due to our level of net inflows. Partly offsetting this decrease was higher headcount related expenses to support our growth; higher stock based compensation due to the recognition of expense for equity awards granted to our employees as part of 2013 year-end compensation; and headcount expenses associated with our acquisition of Boost, which added 11 employees to our headcount. Our headcount at June 30, 2014 was 103 compared to 79 at June 30, 2013.

Fund management and administration

Fund management and administration expense decreased 14.1% from $9.1 million in the three months ended June 30, 2013 to $7.8 million in the comparable period in 2014. This decrease was primarily due to $1.6 million in savings realized from transferring our U.S. ETF fund accounting, administration and custody services from BNY Mellon to State Street, despite the higher average AUM. In addition, we had higher fees associated with launching additional ETFs in the U.S. We had 69 U.S. listed ETFs and 38 European listed ETPs at June 30, 2014 compared to 50 U.S. listed ETFs at June 30, 2013.

Marketing and advertising

Marketing and advertising expense increased 24.1% from $2.2 million in the three months ended June 30, 2013 to $2.7 million in the comparable period in 2014 primarily due to higher levels of online, print and television advertising.

Sales and business development

Sales and business development expense increased 13.6% from $1.5 million in the three months ended June 30, 2013 to $1.7 million in the comparable period in 2014 primarily due to higher levels of spending to support sales related activities.

Professional and consulting fees

Professional and consulting fees increased by $1.2 million from $0.7 million in the three months ended June 30, 2013 to $1.8 million in the comparable period in 2014. We incurred $0.7 million in advisory and other professional fees associated with our acquisition of Boost as well as other corporate strategic advisory fees.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 44.3% from $0.6 million in the three months ended June 30, 2013 to $0.9 million in the comparable period in 2014. This increase was primarily due to costs for new office space we began occupying in 2014.

Depreciation and amortization

Depreciation and amortization expense increased by $0.1 million from $0.1 million in the three months ended June 30, 2013 to $0.2 million in the comparable period in 2014 primarily due to amortization of leasehold improvements for our new office facility.

Third-party sharing arrangements

Third-party sharing arrangements decreased 73.1% from $0.4 million in the three months ended June 30, 2013 to $0.1 million in the comparable period in 2014 primarily due to periodic adjustments to AUM levels with our third party marketing agent in Latin America.

Other

Other expenses increased 9.7% from $1.1 million in the three months ended June 30, 2013 to $1.2 million in the comparable period in 2014 primarily due to higher independent director fees partly offset by lower general and administrative expenses.

Six Months Ended June 30, 2014 Compared to June 30, 2013

Revenues

	Six Months Ended June 30,		Change	Percent Change
	2014	2013

Average assets under management (in millions)	$34,000	$25,162	$8,838	35.1%
Average ETP advisory fee	0.51%	0.53%	(0.02)

Advisory fees (in thousands)	$86,547	$66,254	$20,293	30.6%
Other income (in thousands)	501	418	83	19.9%

Total revenues (in thousands)	$87,048	$66,672	$20,376	30.6%

Advisory fees

Advisory fees revenue increased 30.6% from $66.3 million in the six months ended June 30, 2013 to $86.5 million in the comparable period in 2014. This increase was primarily due to higher average AUM. Our average advisory fee declined to 0.51% from 0.53% over the same period due to the change in mix of our AUM.

Other income

Other income increased 19.9% from $0.4 million in the six months ended June 30, 2013 to $0.5 million in the comparable period in 2014. This was due to an increase in the value of pounds sterling we acquired in connection with our acquisition of Boost and higher interest income from larger available cash balances partly offset by lower index licensing revenue.

Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2014	2013
Compensation and benefits	$16,906	$16,929	$(23)	(0.1%)
Fund management and administration	16,986	17,329	(343)	(2.0%)
Marketing and advertising	5,304	4,133	1,171	28.3%
Sales and business development	3,028	3,321	(293)	(8.8%)
Professional and consulting fees	3,635	1,270	2,365	186.2%
Occupancy, communication and equipment	1,753	968	785	81.1%
Depreciation and amortization	393	165	228	138.2%
Third-party sharing arrangements	125	539	(414)	(76.8%)
Other	2,306	1,922	384	20.0%

Total expenses	$50,436	$46,576	$(3,860)	8.3%)

	Six Months Ended June 30,
As a Percent of Revenues:	2014	2013
Compensation and benefits	19.4%	25.4%
Fund management and administration	19.5%	26.0%
Marketing and advertising	6.1%	6.2%
Sales and business development	3.5%	5.0%
Professional and consulting fees	4.2%	1.9%
Occupancy, communication and equipment	2.0%	1.5%
Depreciation and amortization	0.5%	0.2%
Third-party sharing arrangements	0.1%	0.8%
Other	2.6%	2.9%

Total expenses	57.9%	69.9%

Compensation and benefits

Compensation and benefits expense remained essentially flat at $16.9 million in the six months ended June 30, 2013 and 2014 as higher headcount related expenses to support our growth; payroll taxes due to bonus payments for 2013 compensation; and higher stock based compensation due to the recognition of expense for equity awards granted to our employees as part of 2013 year-end compensation were offset by lower accrued incentive compensation as a result of low inflow levels in 2014.

Fund management and administration

Fund management and administration expense decreased 2.0% from $17.3 million in the six months ended June 30, 2013 to $17.0 million in the comparable period in 2014 as savings from the transfer of our U.S. ETF fund accounting, administration and custody services was partly offset by higher costs associated with new fund launches and higher average AUM.

Marketing and advertising

Marketing and advertising expense increased 28.3% from $4.1 million in the six months ended June 30, 2013 to $5.3 million in the comparable period in 2014 primarily due to higher levels of online, print and television advertising.

Sales and business development

Sales and business development expense decreased 8.8% from $3.3 million in the six months ended June 30, 2013 to $3.0 million in the comparable period in 2014 primarily due to lower levels of spending for certain discretionary sales activities as well as new product development costs.

Professional and consulting fees

Professional and consulting fees increased by $2.4 million from $1.3 million in the six months ended June 30, 2013 to $3.6 million in the comparable period in 2014. We incurred $1.5 million in costs related to our acquisition of Boost as well as corporate legal and accounting related fees.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 81.1% from $1.0 million in the six months ended June 30, 2013 to $1.8 million in the comparable period in 2014. This increase was primarily due to costs for new office space we began occupying in 2014.

Depreciation and amortization

Depreciation and amortization expense increased by $0.2 million from $0.2 million in the six months ended June 30, 2013 to $0.4 million in the comparable period in 2014 primarily due to amortization of leasehold improvements for our new office facility.

Third-party sharing arrangements

Third-party sharing arrangements decreased 76.8% from $0.5 million in the six months ended June 30, 2013 to $0.1 million in the comparable period in 2014 primarily due to periodic adjustments to AUM levels with our third party marketing agent in Latin America.

Other

Other expenses increased 20.0% from $1.9 million in the six months ended June 30, 2013 to $2.3 million in the comparable period in 2014 primarily due to higher general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2014	December 31, 2013
Balance Sheet Data (in thousands):
Cash and cash equivalents	$128,847	$104,316
Investments	$12,145	$11,748
Accounts receivable	$15,733	$18,100
Total liabilities	$26,428	$32,762

	Six Months Ended June 30,
	2014	2013
Cash Flow Data (in thousands):
Operating cash flows	$32,660	$29,209
Investing cash flows	(2,826)	(546)
Financing cash flows	(5,310)	824
Foreign exchange rate effect	7	—

Increase in cash and cash equivalents	$24,531	$29,487

Liquidity

We consider our available liquidity to be our liquid assets less our liabilities. Liquid assets consist of cash and cash equivalents, current receivables and investments. We account for investments as held to maturity securities and have the intention and ability to hold to maturity. However, if needed, such investments could be redeemed for liquidity. Cash and cash equivalents include cash on hand and non-interest-bearing and interest-bearing deposits with financial institutions. Accounts receivable primarily represents advisory fees we earn from the WisdomTree and Boost ETPs which are generally collected before the 30th day of the month following the month earned. Investments represent debt instruments of U.S. government and agency securities. Our liabilities consist primarily of payments owed to vendors and third parties in the normal course of business as well as accrued year end incentive compensation for employees.

Cash and cash equivalents increased by $24.5 million in the first six months of 2014 to $128.8 million at June 30, 2014 primarily due to $32.7 million of cash flow from operations due to our business results, $1.3 million acquired from Boost and $0.8 million from proceeds of principal payments and called investments, partly offset by $5.4 million used to repurchase shares of our common stock pursuant to the terms of awards granted to employees to cover income tax withholding obligations, $3.7 million used to purchase leasehold improvements for our new office space and $1.2 million used to purchase investments.

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

During the first six months of 2014, we repurchased 312,006 shares from employees at then current market prices at a cost of $5.4 million in connection with income tax withholding upon vesting of restricted stock. The amount repurchased represented the required amount of income tax withholding. We expect to continue purchasing shares for similar reasons.

Contractual Obligations

The following table summarizes our quantifiable future cash payments associated with contractual obligations as of June 30, 2014.

		Payments Due by Period
		(in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$42,513	$1,641	$5,746	$8,319	$26,807

In addition, the Company is required to redeem the remaining 25% non-controlling interest held by the former Boost shareholders in WisdomTree Europe in 2018. The ultimate price for the remaining interest will be determined by a predefined formula based on European AUM at the time of redemption and will be tied to our enterprise value over global AUM at the time of payout, and affected by profitability of the European business. The payout will be in cash over two years.

Off-Balance Sheet Arrangements

Other than operating leases, which are included in the table above, we do not have any off-balance sheet financing or other arrangements. We have neither created nor are party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Critical Accounting Policies

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at grant date and is recognized over the relevant service period. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our underlying common shares in the market over that time period, the rate of dividends that we may pay during that time and an appropriate risk-free interest rate. Many of these assumptions require management’s judgment. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Revenue Recognition

The Company earns investment advisory fees for ETPs as well as licensing fees from third parties. ETP advisory fees are based on a percentage of the ETPs’ average daily net assets and recognized over the period the related service is provided. Fees for separately managed accounts and licensing are based on a percentage of the average monthly net assets and recognized over the period the related service is provided.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describes key aspects of the market risk to the Company.

Market Risk

Market risk to us generally represents the risk of changes in the value of financial instruments held in the portfolios of the WisdomTree ETPs that generally results from fluctuations in equity prices, foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all of our revenue is derived from advisory agreements for the WisdomTree ETFs. Under these agreements, the advisory fee we receive is based on the market value of the assets in the WisdomTree ETF portfolios we manage.

Fluctuations in the value of these securities are common and are generated by numerous factors such as market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly changes in any one or a combination of these factors may reduce the value of investment securities and, in turn, the underlying assets under management on which our revenues are earned. These declines may cause investors to withdraw funds from our ETPs in favor of investments that they perceive as offering greater opportunity or lower risk, thereby compounding the impact on our revenues. We believe challenging and volatile market conditions will continue to be present in the foreseeable future.

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $141.0 million and $116.1 million as of June 30, 2014 and December 31, 2013, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Exchange Rate Risk

As a result of our acquisition of Boost, we now operate globally and are subject to currency translation exposure on the results of our non-U.S. operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. We generate the vast majority of our revenue and expenses in the U.S. dollar and expect to do so for some time. We do not anticipate that changes in exchange rates, predominantly the British pound or Euro, will have a material impact on our financial condition, operating results or cash flows. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may look to do so in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should carefully consider the information set forth in this Report, as well the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Reference Exhibit No.

3.1	(1)	Form of Amended and Restated Certificate of Incorporation.	3.1

3.2	(1)	Amended and Restated Bylaws.	3.2

4.1	(1)	Specimen Common Stock Certificate.	4.1

4.2	(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3	(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4	(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5	(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

31.1	(2)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rules 13a-14 of the Exchange Act.

31.2	(2)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rules 13a-14 of the Exchange Act.

32	(2)	Section 1350 Certification.

101	(2)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS	(2)	XBRL Instance Document

101.SCH	(2)	XBRL Taxonomy Extension Schema Document

101.CAL	(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on June 30, 2011.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2014.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer and President
(Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)