Form 10-K
period 2014-12-31
WisdomTree Investments, Inc.
filed 2015-03-02
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-10932

WisdomTree Investments, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 Park Avenue, 35th Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

212-801-2080

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates (computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2014) was $1,345,558,879.

At February 19, 2015, there were 134,852,119 shares of the registrant’s Common Stock outstanding (voting shares).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2015, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE INVESTMENTS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2014

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Report, contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” and elsewhere in this Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets and exchange traded products, or ETPs, which include exchange traded funds, or ETFs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully expand our business into non-U.S. markets;

•	timing of payment of our cash income taxes;

•	competition in our business; and

•	the effect of laws and regulations that apply to our business.

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

Our Company

We are the only publicly-traded asset management company that focuses exclusively on ETPs. We were the eighth largest ETP sponsor in the world based on assets under management, or AUM, with AUM of $39.5 billion globally as of December 31, 2014. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

Our U.S. listed ETFs make up the vast majority of our global AUM, and are discussed in more detail below. As of December 31, 2014, we were the fifth largest ETF sponsor in the United States by AUM. Our family of ETFs includes funds that track our own indexes, funds that track third party indexes and actively managed funds. We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers.

We focus on creating ETFs for investors that offer thoughtful innovation, smart engineering and redefined investing. Most of our index-based funds employ a fundamentally weighted investment methodology, which weights securities on the basis of factors such as dividends or earnings, whereas most other ETF industry indexes use a capitalization weighted methodology. In addition, we also offer actively managed ETFs, which are ETFs that are not based on a particular index but rather are actively managed with complete transparency into the ETF’s portfolio on a daily basis. Our broad regulatory exemptive relief enables us to use our own indexes for certain of our ETFs and actively manage other ETFs.

Our AUM has been growing and reaching record levels each year which has helped improve our profitability. The following charts reflect key operating and financial metrics for our business:

The following charts reflect the distribution and asset mix of our ETFs as of December 31, 2014:

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

We believe ETPs, the vast majority of which are comprised of ETFs, have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2014, there were approximately 1,650 ETPs in the United States with aggregate AUM of $2.0 trillion. BlackRock, Inc. projects the U.S. aggregate AUM of ETPs could grow to $3.5 trillion by 2017, and estimates global ETP assets to double (from roughly $3 trillion to $6 trillion) over the next five years. The chart below reflects the AUM of the ETP industry in the United States since 2001:

Source: BlackRock

As of December 31, 2014, we were the fifth largest ETF sponsor in the United States by AUM:

		AUM as of December 31, 2014 ($ in billions)(1)
1	iShares	760
2	State Street	455
3	Vanguard	427
4	PowerShares	97
5	WisdomTree	39
6	ProShares	33
7	Van Eck	29
8	Guggenheim	27
9	First Trust	25
10	Schwab	21

(1)	Source: BlackRock

According to Morningstar, Inc., ETFs were initially marketed primarily to institutional investors. However, today, institutional investors account for only about half of the assets held in ETFs. ETFs have become more popular among a broad range of investors as they come to understand their benefits and use them for a variety of purposes and strategies, including low cost index investing and asset allocation, access to specific asset classes, protective hedging, income generation, arbitrage opportunities, and diversification strategies.

While ETFs are similar to mutual funds in many respects, they have some important differences as well:

•	Transparency. ETFs disclose the composition of their underlying portfolios on a daily basis, unlike mutual funds which typically disclose their holdings only every 90 days.

•	Intraday trading, hedging strategies and complex orders. Like stocks, ETFs can be bought and sold on exchanges throughout the trading day at market prices. ETFs update the indicative values of their underlying portfolios every 15 seconds. As publicly-traded securities, ETF shares can be purchased on margin and sold short, enabling the use of hedging strategies, and traded using stop orders and limit orders, which allow investors to specify the price points at which they are willing to trade.

•	Tax efficiency. In the United States, whenever a mutual fund or ETF realizes a capital gain that is not balanced by a realized loss, it must distribute the capital gain to its shareholders. These gains are taxable to all shareholders, even those who reinvest the gain distributions in additional shares of the fund. However, most ETFs typically redeem their shares through “in-kind” redemptions in which low-cost securities are transferred out of the ETF in exchange for fund shares in a non-taxable transaction. As a practical matter, mutual funds cannot use this process. By using this process, ETFs avoid the transaction fees and tax impact incurred by mutual funds that sell securities to generate cash to pay out redemptions.

•	Uniform pricing. From a cost perspective, ETFs are one of the most equitable investment products on the market. Investors, regardless of their size, structure or sophistication, pay identical advisory fees. Unlike mutual funds, ETFs do not have different share classes or different expense structures for retail and institutional clients and ETFs are not sold with sales loads or 12b-1 fees. In many cases, ETFs offer lower expense ratios than comparable mutual funds.

ETFs are used in various ways by a range of investors, from conservative to speculative uses including:

•	Low cost index investing. ETFs provide exposure to a variety of broad-based indexes across equities, commodities, fixed income, and other asset classes and strategies, and can be used as both long-term portfolio holdings or short term trading tools. ETFs offer an efficient and less costly method by which to gain exposure to indexes as compared to individual stock ownership.

•	Improved access to specific asset classes. Investors often use ETFs to gain access to specific market sectors or regions around the world by investing in an ETF that holds a portfolio of securities in that region or segment rather than buying individual securities.

•	Protective hedging. Investors seeking to protect their portfolios may use ETFs as a hedge against unexpected declines in prices.

•	Income generation. Investors seeking to obtain income from their portfolios may buy a fixed income ETF that typically distributes monthly income or dividend-paying ETFs, which encompass a basket of dividend-paying stocks rather than buying individual stocks.

•	Speculative investing. Investors with a specific directional opinion about a market sector may choose to buy or sell (long or short) an ETF covering or leveraging that market sector.

•	Arbitrage. Sophisticated investors may use ETFs in order to exploit perceived value differences between the ETF and the value of the ETF’s underlying portfolio of securities.

•	Asset allocation. Investors seeking to invest in various asset classes to develop an asset allocation model in a cost-effective manner can do so easily with ETFs, which offer broad exposure to various asset classes in a single security.

•	Diversification. By definition, ETFs represent a basket of securities and each fund may contain hundreds or even thousands of different individual securities. The “instant diversification” of ETFs provides investors with broad exposure to an asset class, market sector or geography.

ETFs are one of the fastest growing sectors of the asset management industry. According to the Investment Company Institute, since 2007 ETFs have generated approximately 54% of the total inflows into ETFs and long-term mutual funds. However, during that time ETFs generated positive inflows into equity funds of approximately $1.0 trillion and long-term equity mutual funds experienced outflows of approximately $278 billion. We believe this trend is due to the inherent benefits of ETFs, that is: transparency, liquidity and tax efficiency.

We believe our growth, and the growth of the ETF industry in general, will continue to be driven by the following factors:

•	Education and greater investor awareness. Over the last several years, ETFs have been taking a greater share of inflows and AUM from mutual funds. We believe as a result of market downturns during the economic crisis, investors have become more aware of some of the deficiencies of mutual funds and other financial products. In particular, we believe investors are beginning to focus on important characteristics of their traditional investments—namely transparency, tradability, liquidity, tax efficiency and fees. Their attention and education focused on these important investment characteristics may be one of the drivers of the shift in inflows from traditional mutual funds to ETFs. We believe as investors become more aware and educated about ETFs and their benefits, ETFs will continue to take market share from traditional mutual funds and other financial products or structures such as hedge funds, separate accounts and individual stocks.

•	Move to fee-based models. Over the last several years, many financial advisers have changed the revenue model that they charge clients from one that is “transaction-based,” that is, based on commissions for trades or receiving sales loads, to a “fee-based” approach, where an overall fee is charged based on the value of AUM. This fee-based approach lends itself to the adviser selecting no-load, lower-fee financial products, and in our opinion, better aligns advisers with the interests of their clients. Since ETFs generally charge lower fees than mutual funds, we believe this model shift will benefit the ETF industry. As major brokerage firms and asset managers encourage their advisers to move towards fee-based models, we believe overall usage of ETFs likely will increase.

•	Innovative product offerings. Historically, ETFs tracked traditional equity indexes, but the volume of ETF growth has led to significant innovation and product development. As demand increased, the number of ETFs has also increased and today, ETFs are available for virtually every asset class including commodities, fixed income, alternative strategies, leveraged/inverse, real estate and currencies. We believe, though, that there remain substantial areas for ETF sponsors to continue to innovate, including alternative- and investment theme-based strategies, hard and soft commodities, and actively-managed strategies. We believe the further expansion of ETFs will fuel further growth and investments from investors who typically access these products through hedge funds, separate accounts, stock investments or the futures and commodity markets.

•	New distribution channels. Discount brokers, including E*Trade, TD Ameritrade, Schwab and Fidelity, now offer free trading and promotion of select ETFs. We believe the promotion of ETF trading by discount brokers and their marketing of ETFs to a wider retail channel will contribute to the future growth of ETFs.

•	Changing demographics. As the “baby boomer” generation continues to mature and retire, we expect that there will be a greater demand for a broad range of investment solutions, with a particular emphasis on income generation and principal protection, and that more of these investors will seek advice from professional financial advisers. We believe these financial advisers will migrate more of their clients’ portfolios to ETFs due to their lower fees, better fit within fee-based models, and their ability to (i) provide access to more diverse market sectors, (ii) improve multi-asset class allocation, and (iii) be used for different investment strategies, including income generation. Overall, we believe ETFs are well-suited to meet the needs of this large and important group of investors. In addition, since many younger investors and financial advisers have demonstrated a preference for the ETF structure over traditional product structures, we believe that wealth transfers from one generation to another will also have a positive effect on ETF industry growth.

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

•	International Markets. We believe the growth of ETFs is a global phenomenon. While the U.S. currently represents the vast majority of global ETF assets, Europe, Asia and Latin America are growing quickly. The same growth drivers powering the U.S. ETF industry are gradually taking hold in global markets. Additionally, there is an increasing trend of non-U.S. institutional investors investing in U.S.-listed ETFs.

Our Competitive Strengths

•	Well-positioned in large and growing markets. We believe that ETFs are well-positioned to grow significantly faster than the asset management industry as a whole, making our concentration in ETFs a significant advantage versus other traditional asset management firms. In 2012, 2013 and 2014, we were among the fastest growing top 10 ETF sponsors and at December 31, 2014 we were the fifth largest ETF sponsor in the United States by AUM. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage. We believe that our early leadership in a number of asset classes positions us well to maintain a leadership position.

•	Strong performance. We create our own indexes, rebalanced annually, most of which weight companies in our equity ETFs by a measure of fundamental value. In contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. In addition, we also offer actively managed ETFs, which are ETFs that are not based on a particular index but rather are actively managed with complete transparency into the ETF’s portfolio on a daily basis, as well as ETFs based on third party indexes. In evaluating the performance of our equity, fixed income and alternatives ETFs against actively managed and index based mutual funds and ETFs, as of December 31, 2014 87% of the $38.5 billion invested in our equity, fixed income and alternatives ETFs and 64% (33 of 52) of our ETFs outperformed their comparable Morningstar average since inception.

•	Diversified product set, powered by innovation. We have a broad and diverse product set. Our products span a variety of traditional and high growth asset classes, including emerging markets, international and U.S. equities, international and U.S. fixed income, currencies, and alternatives, and include both passive and actively managed funds. Our product development, research and sales teams work closely to identify potential new ETFs for the marketplace. Because we have the regulatory exemptive relief that enables us to use our own indexes for our ETFs, we have the ability to create certain indexes and related ETFs more rapidly than many of our competitors who must license indexes from third party index providers. Our exemptive relief also enables us to offer actively managed funds. Our innovations include launching the industry’s first emerging markets small-cap equity ETF, the first actively managed currency ETFs, one of the first international local currency denominated fixed income ETFs, the first managed futures strategy ETF and the first currency hedged international equity ETFs. We believe that our expertise in product development combined with our regulatory exemptive relief provides a strategic advantage, enabling us to launch innovative ETFs that others may not be able to launch as quickly.

•	Extensive marketing, research and sales efforts. We have invested significant resources to establish the WisdomTree brand through targeted television, print and online advertising, social media, as well as through our public relations efforts. The majority of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisers, independent advisory firms and institutional investors who use our ETFs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisers at leading national brokerage firms, registered investment advisers and high net worth advisers. We believe the recent growth we have experienced by strategically aligning these adviser relationships and marketing campaigns with targeted research and sales initiatives differentiates us from our competitors and contributes to our strong inflows.

•	Efficient business model with lower risk profile. We have invested heavily in the internal development of our core competencies with respect to product development, marketing, research and sales of ETFs. We outsource to third parties those services that are not our core competencies or may be resource or risk intensive, such as the portfolio management responsibilities and fund accounting operations of our ETFs. In addition, since we create our own indexes for most of our ETFs, we usually do not incur many licensing costs.

•	Strong, seasoned and creative management team. We have built a strong and dedicated senior leadership team. Most of our leadership team has significant ETF or financial services industry experience in fund operations, regulatory and compliance oversight, product development and management or marketing and communications. We believe our team, by developing an ETF sponsor from the ground up despite significant competitive, regulatory and operational barriers, has demonstrated an ability to innovate as well as recognize and respond to market opportunities and effectively execute our strategy.

Our Growth Strategies

Our goal is to become an asset manager with at least $100 billion in ETF AUM, since we believe economies of scale is a competitive advantage in the ETF industry. In 2009, we were the eleventh largest ETF sponsor in the U.S. based on AUM. We increased our AUM to become the eighth largest ETF sponsor in 2010, the seventh largest in 2012 and the fifth largest in 2013 and 2014, with $39.3 billion in AUM. We believe our continued execution will enable us to increase trading volumes and build longer performance track records, which should allow us to attract additional investors and, in turn, further grow our AUM. We will seek to increase our market share and build additional scale by continuing to implement the following growth strategies:

•	Increase penetration within existing distribution channels and expand to new distribution channels. We believe there is an opportunity to increase our market share by further penetrating existing distribution channels, expanding into new distribution channels and by cross-selling additional WisdomTree ETFs. In order to achieve these objectives, we intend to continue our strategy of targeted advertising and direct marketing, coupled with our research-focused sales support initiatives, to enhance product awareness and increase our market share of ETF net inflows. Our share of ETF industry net inflows has fluctuated from 2.6% in 2012, to 8.0% in 2013 and 2.1% in 2014.

•	Launch innovative new products that diversify our product offerings and revenues. We believe our track record has shown that we can create and sell innovative ETFs that meet market demand. We believe that continued launches of new products will strengthen our business by allowing us to realize additional inflows, maintain and grow our AUM and generate revenues across different market cycles as particular investment strategies move in and out of favor.

•	Expand internationally and grow non U.S. institutional distribution channel. To date, our sales and marketing has been principally focused on the domestic U.S. market. However, 23 of our ETFs have been cross-listed in the special international section on the Mexican stock exchange, where certain institutional investors trade foreign securities in Mexico. Additionally, 13 of our ETFs were approved by the Chilean pension funds investment regulator for sale to Chilean pension funds and 12 of our ETFs were approved by the Peruvian pension funds investment regulator for sale to Peruvian pension funds. In 2010 we entered into a marketing arrangement with the Compass Group to market WisdomTree ETFs in Latin America and in 2014, we entered into a similar arrangement with BetaShares in Australia and New Zealand. We also filed notifications with the Financial Services Agency of Japan making 17 of our ETFs available for sale in Japan through Japanese securities companies. As ETFs are increasingly traded globally, we believe that international expansion of our marketing, communication and sales strategies will provide significant new growth avenues to participate in new regional markets as well as increasing cross-border investments by non U.S. institutional investors. On April 15, 2014, we completed the acquisition of Boost ETP, or Boost, a U.K. and Jersey based ETP provider, and renamed it WisdomTree Europe. Through the WisdomTree Europe platform, we have listed six WisdomTree branded UCITS ETFs on the London Stock Exchange, the Borsa Italiana and Deutsche Börse, and we continue to manage and grow the Boost lineup of short and leveraged fully collateralized ETPs under the Boost brand.

•	Selectively pursue acquisitions or partnerships. We may pursue acquisitions or enter into partnerships or other commercial arrangements that will enable us to strengthen our current business, expand and diversify our product offering, increase our AUM or enter into new markets. We believe entering into partnerships or pursuing acquisitions is a cost-effective means of growing our business and AUM. For example, in 2007, we purchased certain assets and intellectual property from Treasury Equity, LLC which formed the basis for our currency ETFs. In 2008, we entered into a joint venture with Mellon Capital Management Corporation, or Mellon Capital, and The Dreyfus Corporation, or Dreyfus, with respect to our currency and fixed income ETFs, which enabled us to bring these ETFs to market faster than would otherwise have been possible. This joint venture ended at the end of 2012. On April 15, 2014, we completed the acquisition of Boost.

Regulatory Framework of the ETF Industry

Not all ETPs are ETFs. ETFs are a distinct type of security with features that are different than other ETPs. ETFs are open-end investment companies or unit investment trusts regulated by the Investment Company Act of 1940, or the Investment Company Act. This regulatory structure is designed to provide investor protection within a pooled investment product. For example, the Investment Company Act requires that at least 40% of the Trustees for each ETF must not be affiliated persons of the fund’s investment manager, or Independent Trustees. If the ETF seeks to rely on certain rules under the Investment Company Act, a majority of the Trustees for that ETF must be Independent Trustees. In addition, as discussed below, ETFs have received orders from the staff of the SEC which exempt them from certain provisions of the Investment Company Act; however, ETFs generally operate under regulations that prohibit affiliated transactions, are subject to standard pricing and valuation rules and have mandated compliance programs. ETPs can take a number of forms in addition to ETFs, including exchange traded notes, grantor trusts or limited partnerships. In the U.S. market, a key factor differentiating ETFs, grantor trusts and limited partnerships from exchange traded notes is that the former hold assets underlying the ETP. Exchange traded notes, on the other hand, are debt instruments issued by the exchange traded note sponsor. Also, each of these structures has implications for taxes, liquidity, tracking error and credit risk.

Because ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors need to obtain “exemptive relief” from the SEC from certain provisions of the Investment Company Act in order to operate ETFs. This exemptive relief allows the ETF sponsor to bring to market the specific products or structures for which the relief was requested and obtained. Applying for exemptive relief can be costly and take several months to several years depending on the type of exemptive relief sought. See “Business—Regulation” below.

Our U.S. Listed Products

As of December 31, 2014, we offered a comprehensive family of 70 ETFs, of which 53 are listed on NYSE Arca, a listing venue of NYSE Euronext, and 17 are listed on the NASDAQ Stock Market. 23 of our ETFs have also been cross-listed on the Mexican stock exchange.

Equity ETFs

We offer equity ETFs that offer access to the securities of large, mid and small-cap companies located in the United States, international developed markets and emerging markets, as well as particular market sectors and styles. Our equity ETFs track our own indexes, the majority of which are fundamentally weighted as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe weighting equity markets by income, rather than by market capitalization, can provide investors with better risk-adjusted returns over longer term periods in core equity exposures. Our equity ETFs are sub-advised by Mellon Capital, a subsidiary of The Bank of New York Mellon Corporation, or BNY Mellon.

International Hedged Equity ETFs

In December 2009, we launched the industry’s first currency hedged equity ETFs and have 12 such ETFs in the market today. These ETFs provide exposure to a specified international equity market while hedging the currency exposure of that market relative to the U.S. dollar. Our international hedged equity ETFs are sub-advised by Mellon Capital.

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

Currency ETFs

We launched the industry’s first currency ETFs in May 2008 using our regulatory exemption for actively managed funds. We offer currency ETFs that provide investors with exposure to developed and emerging markets currencies, including the Chinese Yuan and the Brazilian Real. In December 2013, we launched a U.S. Dollar Bullish Fund licensing a new Bloomberg index. Currency ETFs invest in U.S. money market securities, forward currency contracts and swaps and seek to achieve the total returns reflective of both money market rates in selected countries available to foreign investors and changes to the value of these currencies relative to the U.S. dollar. Our currency ETFs are sub-advised by Mellon Capital and Western Asset Management.

Alternative Strategy ETFs

In 2011, we launched the industry’s first managed futures strategy ETF and a global real return ETF. We also intend to explore additional alternative strategy products in the future. Our managed futures strategy ETF is sub-advised by Mellon Capital and our global real return ETF is sub-advised by Western Asset Management.

Our Non-U.S. Listed Products

WisdomTree UCITS ETFs

In connection with our acquisition of Boost in April 2014 and the subsequent build out of the WisdomTree Europe platform, we have listed six WisdomTree branded UCITS ETFs on the London Stock Exchange, the Borsa Italiana and the Deutsche Börse, providing exposure to large and small-cap U.S. and European equities and emerging markets.

Boost Short and Leveraged ETPs

As part of the Boost acquisition, we acquired Boost’s short and leveraged fully collateralized equity, commodity, fixed income and currency ETPs which are listed in Europe. As of December 31, 2014, there were 50 ETPs on the Boost platform.

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

We have developed an extensive network and relationships with financial advisers and we believe our ETFs and related research are well structured to meet their needs and those of their clients. Our sales professionals act in a consultative role to provide the financial adviser with value-added services. We seek to consistently grow our network of financial advisers and we opportunistically seek to introduce new products that best deliver our investment strategies to investors through these distribution channels. We have our own team of 41 sales professionals located in the United States as of December 31, 2014. We have recently announced plans to increase our sales force and invest in sales-related resources over the course of 2015 in order to further penetrate existing sales channels, and to better service new emerging distribution channels.

In addition, we have agreements with third parties to serve as the external marketing agents for the WisdomTree ETFs in Latin America as well as with E*Trade Financial and Charles Schwab & Co. to allow certain of our ETFs to trade commission free on their brokerage platforms in exchange for a percentage of our advisory fee revenue from certain AUM. We believe these arrangements expand our distribution capabilities in a cost-effective manner and we may continue to enter into such arrangements in the future.

Our marketing effort is focused on three objectives: generating new clients and inflows to our ETFs; retaining existing clients, with a focus on cross-selling additional WisdomTree ETFs; and building brand awareness. We pursue these objectives through a multi-faceted marketing strategy targeted at financial advisers. We utilize the following strategies:

•	Targeted advertising. We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising runs exclusively on the cable networks CNBC, Fox Business and Bloomberg Television; online advertising runs on investing or ETF-specific web sites, such as www.seekingalpha.com and www.etfdatabase.com; and print advertising runs in core financial publications, including Barron’s and Investor’s Business Daily.

•	Media relations. We have a full time public relations team who have established relationships with the major financial media outlets including: the Wall Street Journal, Barron’s, the Financial Times, Bloomberg, Reuters and USA Today. We utilize these relationships to help create awareness of the WisdomTree ETFs and the ETF industry in general. Several members of our management team are frequent market commentators and conference panelists.

•	Direct marketing. We have a database of financial advisers to which we regularly market through targeted and segmented communications, such as on-demand research presentations, ETF-specific or educational events and presentations, quarterly newsletters and market commentary from our senior investment strategy adviser, Professor Jeremy Siegel.

•	Social media. We have implemented a social media strategy that allows us to connect directly with financial advisers and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continue to enhance our brand reputation of expertise and thought leadership in the ETF industry. For example, we have established presence on LinkedIn, Twitter and YouTube, and our blog content is syndicated across several business oriented websites.

•	Sales support. We create comprehensive materials to support our sales process including whitepapers, research reports, webinars, blogs, podcasts and performance data for our ETFs.

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

Product Development

We are focused on driving continued growth through innovative product development. Due to our broad based regulatory exemptive relief, proprietary index development capabilities, and a strategic focus on product development at the senior management level, we have demonstrated an ability to launch innovative and differentiated ETFs. When developing new funds, we seek to introduce product that can be first to market, offer improvement in structure or strategy relative to an incumbent product, or offer some other key distinction relative to an incumbent product. In short, we want to add choice in the market and seek to introduce thoughtful investment solutions by avoiding commoditized product. Lastly, when launching new products we seek to expand and diversify our overall product line.

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

The ETF industry is becoming significantly more competitive as existing players broaden their suite of products to different strategies, in some cases, similar to ours. For example, in August 2013, Charles Schwab & Co. launched six ETFs using the Russell fundamentally weighted indexes with fees generally equivalent with our comparable ETFs. Both Deutsche Bank and iShares have expanded their currency hedged equity product lines, at fees generally equivalent with our comparable ETFs. In February 2014, iShares launched a floating rate treasury ETF on the same day as we launched our similar ETF; however, iShares waived fees for one year while we did not.

There has also been increased price competition especially among commoditized product categories such as traditional, market capitalization weighted index exposures. Vanguard, Schwab, iShares and State Street primarily compete in this space and have offered low fee product for many years. However more recently, iShares and State Street have lowered prices across additional funds, or launched new funds at lower price points.

We do not know what effect, if any, the launch of these ETFs or price cuts may have on our business. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage, as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging, positions us well to maintain our position as one of the leaders of the ETF industry.

In 2008, the SEC announced a proposal to allow ETFs to form and operate without the need to obtain exemptive relief. This proposed rule was never adopted and it is unclear whether a new rule could be proposed in 2015. In March 2010, the SEC announced it would defer approval of applications for exemptive relief for ETFs that make significant use of derivatives pending a review by the SEC of the use of derivatives by mutual funds, ETFs and other investment companies. This moratorium was lifted in December 2012 and now potential competitors with the exemptive relief can compete with certain of our products. However, to date the SEC has not indicated whether the review time period or process required to obtain the initial exemptive relief will be altered. In addition, certain large mutual fund complexes have obtained exemptive relief to launch actively managed ETFs but not all of them have done so yet. Removing the time barrier to obtain exemptive relief may bring additional competitors into the marketplace.

In addition, in December 2014, the SEC granted Eaton Vance and related parties an exemption from certain provisions of the Investment Company Act to permit the offering of a form of non-transparent exchange traded managed funds. In addition, the SEC rejected proposals from Precidian and BlackRock to also offer a form of non-transparent exchange traded product. Subsequently, Precidian refiled its application with changes intended to address the SEC’s concerns. Industry observers believe that non-transparent exchange traded products may allow traditional actively managed mutual fund sponsors to compete more effectively against ETFs. We believe one of the benefits of the ETF structure is its daily full transparency, which these proposed non-transparent products will not provide. We offer fully transparent actively managed ETFs as well as passive ETFs. We do not know what effect, if any, these non-transparent exchange traded products may have on our business.

We believe our ability to successfully compete will depend largely on our competitive product structure and our ability to offer exposure to compelling investment strategies, develop distribution relationships, create new investment products, build trading volume, AUM and outperforming track records in existing funds, offer a diverse platform of investment choices, build upon our successful brand and attract and retain talented sales professionals and other employees.

U.S. Regulation

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

We are currently subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:

•	The Investment Advisers Act of 1940 (Investment Advisers Act). The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. One of our subsidiaries, WisdomTree Asset Management, Inc., or WTAM, is registered as an investment adviser under the Investment Advisers Act and, as such, is regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and broad obligations, including, among others, recordkeeping requirements, operational procedures, registration and reporting and disclosure obligations.

•	The Investment Company Act of 1940. The WisdomTree ETFs are registered with the SEC pursuant to the Investment Company Act. The WisdomTree ETFs must comply with the requirements of the Investment Company Act and related regulations, as well as conditions imposed in the exemptive orders received by the ETFs, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance.

•	Broker-Dealer Regulations. Although we are not registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended, nor are we a member firm of the Financial Industry Regulatory Authority, or FINRA, many of our employees, including all of our salespersons, are licensed with FINRA and are registered as associated persons of the distributor of the WisdomTree ETFs and, as such, are subject to the regulations of FINRA that relate to licensing, continuing education requirements and sales practices. FINRA also regulates the content of our marketing and sales material.

•	Internal Revenue Code. WisdomTree Trust generally has obligations with respect to the qualification of the registered investment company for pass-through tax treatment under the Internal Revenue Code.

•	U.S. Commodity Futures Trading Commission (CFTC). In 2012, the CFTC adopted regulations that have required us to become a member of the National Futures Association and register as a Commodity Pool Operator for a select number of our ETFs.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This comprehensive overhaul of the financial services regulatory environment requires federal agencies to implement numerous new rules, which, as they are adopted may impose additional regulatory burdens and expenses on our business.

Because ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors need to obtain from the SEC exemptive relief from certain provisions of the Investment Company Act in order to operate ETFs. This exemptive relief allows the ETF sponsor to bring products to market for the specific products or structures for which the relief was requested and obtained. Applying for exemptive relief can be costly and take several months to several years depending on the type of exemptive relief sought. Each WisdomTree ETF is listed on a secondary market, each, an Exchange, and any new WisdomTree ETF will seek listing on an Exchange. While the SEC has already approved rules for Exchanges to allow index-based ETFs to list that meet prescribed requirements (e.g., minimum number, market value and trading volume of securities in the new ETF’s benchmark index), these rules do not allow any actively managed ETFs or index-based ETFs that do not meet the prescribed requirements without specific SEC approval. The SEC approval process has historically taken months to complete and, in some cases, years. The SEC may ultimately determine not to allow such potential new WisdomTree ETFs or may require strategy modifications prior to approval.

FINRA rules and guidance may affect how WisdomTree ETFs are sold by member firms. Although WisdomTree currently does not offer so-called leveraged ETFs, which may include within their holdings derivative instruments such as options futures or swaps, recent FINRA guidance on margin requirements and suitability determinations with respect to customers trading in leveraged ETFs may influence how member firms effect sales of certain WisdomTree ETFs, such as our currency ETFs, which also use some forms of derivatives, including forward currency contracts and swaps, our international hedged equity ETFs, which use currency forwards, and our rising rates bond ETFs, which use futures.

Finally, our common stock is traded on the NASDAQ Global Select Market and we are therefore also subject to their rules including corporate governance listing standards. In addition, the WisdomTree ETFs are listed on NYSE Arca or the NASDAQ Market, and accordingly are subject to the listing requirements of those exchanges.

Non-U.S. Regulation

Our operations outside the U.S. are subject to the laws and regulations of various non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As we continue to expand our international presence, a number of our subsidiaries and international operations have become subject to regulatory systems, in various jurisdictions, comparable to those covering our operations in the U.S. Regulators in these non-U.S. jurisdictions may have broad authority with respect to the regulation of financial services including, among other things, the authority to grant or cancel required licenses or registrations.

In connection with our acquisition of Boost in April 2014 and the subsequent build out of the WisdomTree Europe platform, we are subject to Irish and European regulation of our WisdomTree UCITS ETFs and Boost ETPs as follows:

WisdomTree UCITS ETFs

The investment management industry in Ireland is subject to both Irish domestic law and European Union law. The Central Bank of Ireland, or the Central Bank, is responsible for the authorization and supervision of collective investment schemes, or CIS, in Ireland. CIS’s are also commonly known as funds/schemes. There are two main categories of funds authorized by the Central Bank, UCITS (Undertaking for Collective Investment in Transferable Securities) and funds which are not UCITS. ETFs form part of the Irish and European regulatory frameworks which govern UCITS, with ETFs having been the subject of specific consideration at European level (which is then repeated and/or interpreted by the Central Bank in its UCITS Notices and Guidance Notes).

One of our subsidiaries, WisdomTree Management Limited, is an Ireland based investment manager providing investment and other management services to WisdomTree Issuer plc, or WTI, and WisdomTree UCITS ETFs. The WisdomTree UCITS ETFs are issued by WTI. WTI, a non-consolidated third party, is a public limited company organized in Ireland and is authorized as a UCITS by the Central Bank. All UCITS have their basis in EU legislation and once authorized in one European Economic Area, or EEA, Member State, may be marketed throughout the EU, without further authorization. This is described as an EU passport.

WTI is established and operated as a public limited company with segregated liability between its sub-funds. The sub-funds are segregated portfolios, each with their own investment objective and policies and assets. Each sub-fund has a separate authorization from the Central Bank, and each is authorized as an ETF. Each sub-fund tracks a different index. The index must comply with regulatory criteria which govern the availability of information on the index such as the frequency of calculation of the index, the index’s transparency, its methodology and frequency of calculation. Each sub-fund is listed on the Irish Stock Exchange and has shares admitted to trading on the London Stock Exchange and, accordingly, is subject to the listing requirements of those exchanges.

WTI is currently subject to the following legislation and regulatory requirements:

•	European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (as amended) (Regulations). The Regulations, which transpose Council Directive 2009/65/EC, Commission Directive 2010/43/EC and Commission Directive 2010/44/EC into Irish law, are effective from July 1, 2011. UCITS established in Ireland are authorized under the Regulations.

•	Central Bank UCITS Notices. The Central Bank has produced a series of UCITS Notices to explain and clarify various aspects of the Regulations and which set down conditions not contained in the Regulations with which UCITS must conform. These include the imposition and enforcement of detailed supervisory requirements and which cover, inter alia, investment and borrowing restrictions and disclosure of information to investors.

•	Central Bank Guidance Notes. The Central Bank has also produced Guidance Notes which provide direction on issues relating to the funds industry, certain of which set down conditions not contained in the Regulations with which UCITS must conform.

•	The Companies Acts 1963-2013 (Companies Acts). WTI is incorporated as a public limited company under the Irish Companies Acts. Therefore, WTI is required to comply with various obligations under the Companies Acts such as, but not limited to, convening general meetings and keeping proper books and records. The segregation of liability between sub-funds means there cannot be, as a matter of Irish law, cross-contamination of liability as between sub-funds so that the insolvency of one sub-fund affects another sub-fund.

Boost ETPs

One of our subsidiaries, Boost Management Limited, is a Jersey based investment manager providing investment and other management services to Boost Issuer PLC, or “BI, and Boost ETPs. The Boost ETPs are issued by BI. BI, a non-consolidated third party, is a public limited company organized in Ireland. It was established as a special purpose vehicle for the purposes of issuing collateralized exchange traded securities, or ETP Securities, under the Collateralized ETP Securities Programme described in its Base Prospectus. BI is not required to be licensed, registered or authorized under any current securities, commodities or banking laws of Ireland and operates without supervision by any authority in any jurisdiction.

The Central Bank, as competent authority under Directive 2003/71/EC (as amended by Directive 2010/73/EU), or the Prospectus Directive, has approved the Base Prospectus as meeting the requirements imposed under Irish and EU law pursuant to the

Prospectus Directive. Such approval relates only to ETP Securities which are to be admitted to trading on a regulated market for the purpose of Directive 2004/39/EC of the European Parliament and of the Council on markets in financial instruments (MiFID) and/or which are to be offered to the public in any Member State of the European Economic Area.

The Central Bank has, at the request of BI, notified the approval of the Base Prospectus in accordance with Article 18 of the Prospectus Directive to the U.K. Listing Authority (the United Kingdom financial supervisory authority), the Commissione Nazionale per la Societá e la Borsa (the Italian financial supervisory authority) and the Bundesanstalt für Finanzdienstleistungsaufsicht (the German Federal financial supervisory authority), by providing them, inter alia, with certificates of approval attesting that this Base Prospectus has been drawn up in accordance with the Prospectus Directive. BI may request the Central Bank to provide competent authorities in other EEA Member States with such certificates whether for the purposes of making a public offer in such Member States or for admission to trading of all or any ETP Securities on a regulated market therein or both.

BI is currently subject to the following legislation and regulatory requirements:

•	The Companies Acts. BI is incorporated as a public limited liability company under the Companies Acts. Therefore, BI is required to comply with various obligations under the Companies Acts such as, but not limited to, convening general meetings and keep proper books and records.

•	The Prospectus Directive. The Base Prospectus has been drafted, and any offer of ETP Securities in any EEA Member State that has implemented the Prospectus Directive is made in compliance with the Prospectus Directive and any relevant implementing measure in such Member States.

•	Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4 July 2012 on OTC derivatives, central counterparties and trade repositories, known as the European Market Infrastructure Regulation (EMIR). EMIR, became effective on August 16, 2012, provides for certain over-the-counter, or OTC, derivative contracts to be submitted to central clearing and imposes, inter alia, margin posting and other risk mitigation techniques, reporting and record keeping requirements. BI hedges its payment obligations in respect of the ETP Securities by entering into swap transactions with swap providers, which are subject to EMIR.

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

Employees

As of December 31, 2014, we had 124 full-time employees. Of these employees, 41 are engaged in our U.S. sales function, 23 are in Europe with the remainder providing managerial, finance, marketing, legal, regulatory compliance, operations and research functions for our U.S. business. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Segment and Geographic Areas

We operate as one business segment, as an ETF sponsor and asset manager providing investment advisory services. Revenues are primarily derived in the U.S. and the vast majority of our assets are currently located in the U.S.

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

We launched our first 20 ETFs in June 2006. We incurred significant losses following the launch of our first ETFs. We first reported net income in the first quarter of 2011 and we only began to generate positive cash flow on a full quarterly basis in the second fiscal quarter of the year ended December 31, 2010 and, as a result, recent historical growth may not provide an accurate representation of the growth we may experience in the future, which may make it difficult to evaluate our future prospects. Although we have reported net income for the 2011, 2012, 2013 and 2014 fiscal years, we may not be able to maintain or increase our level of profitability. Prior to generating net income for 2011, we incurred net losses of $27.0 million, $21.2 million and $7.5 million in 2008, 2009 and 2010, respectively. Even though we have achieved profitability, because of the various risks outlined in this Report, we cannot assure you that we will continue to be profitable.

The significant growth we have experienced over the past three years may be difficult to sustain.

Our U.S. listed AUM, which makes up the vast majority of our global AUM, has increased significantly over the last three years, from $18.3 billion at the end of 2012 to $34.9 billion at the end of 2013 to $39.3 billion at the end of 2014. The absolute measure of our AUM represents a significant rate of growth that has been and may continue to be difficult to sustain. Furthermore, as we grow larger and increase our AUM, it may become increasingly difficult to maintain our current rate of growth. In addition, as compared to 17 other traditional publicly traded asset managers, we were ranked number one for our rate of organic growth of 14.5% in 2014. The continued growth of our business will depend on, among other things, our ability to retain and recruit key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new, value-added investment strategies. Our business growth will also depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years.

Challenging global market conditions associated with declining prices of securities can adversely affect our business by reducing the market value of the assets we manage or causing WisdomTree ETF shareholders to sell their fund shares and trigger redemptions.

We are subject to risks arising from adverse changes in global market conditions and the declining prices of securities, which may result in a decrease in demand for investment products, a higher redemption rate and/or a decline in AUM. The securities markets are highly volatile and securities prices may increase or decrease for many reasons, including general economic conditions, political events, acts of terrorism and other matters beyond our control. Substantially all of our revenue is determined by the amount of our U.S. listed AUM and substantially all (95%) of our U.S. listed AUM at December 31, 2014 was represented by equity securities, in both the international and U.S. markets. As a result, our business can be expected to generate lower revenue in declining equity market environments or general economic downturns. A decline in the prices of securities held by the WisdomTree ETFs may cause our revenue to decline by either causing the value of our U.S. listed AUM to decrease, which would result in lower advisory fees, or causing investors in the WisdomTree ETFs to sell their shares in favor of investments they perceive to offer greater opportunity or lower risk, thus triggering redemptions that would also result in decreased AUM and lower fees.

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

At December 31, 2014, approximately 78% of our U.S. listed ETF AUM was concentrated in ten of our WisdomTree ETFs (with 30% in WisdomTree Japan Hedged Equity Fund (DXJ) and 14% in WisdomTree Europe Hedged Equity Fund (HEDJ)). Our AUM relating to these funds (and their percentage of our total AUM) has continued to increase during the first quarter of 2015, especially for the WisdomTree Europe Hedged Equity Fund. As a result, our operating results are particularly exposed to the performance of those funds, investor sentiment toward investing in the strategies pursued by those funds and our ability to maintain the AUM of those funds.

Most of our AUM is held in ETFs that invest in foreign securities and we therefore have substantial exposure to foreign market conditions and are subject to currency exchange rate risks.

Many of our ETFs invest in securities of companies, governments and other organizations located outside the United States and at December 31, 2014, approximately 74% of our AUM was held by these ETFs. Therefore, the success of our business is closely tied to market conditions in foreign markets. Investments in non-U.S. issuers are affected by political, social and economic uncertainty effecting a country or region in which we are invested. In addition, fluctuations in foreign currency exchange rates could reduce the revenue we earn from certain foreign invested ETFs. This occurs because an increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of the AUM in these ETFs, which, in turn, would result in lower revenue. Furthermore, investors are likely to believe certain foreign invested ETFs, as well as certain of our currency and fixed income ETFs, are a less attractive investment opportunity when the value of the U.S. dollar rises relative to non-U.S. currencies, which could have the effect of reducing investments in these ETFs, thus reducing revenue.

We derive a substantial portion of our revenue from international hedged equity ETFs and are exposed to the market-specific political and economic risk, as well as general investor sentiment regarding monetary policy of these markets.

At December 31, 2014, approximately 45% of our ETF AUM was concentrated in our international hedged equity ETFs, which provide exposure to a specified international equity market while hedging the currency exposure of that market relative to the U.S. dollar. In 2014, approximately 37% of our revenue was derived from these ETFs. The significant inflows we experienced in 2013 were in our currency hedged Japanese equity ETF (DXJ), which was driven by political and economic policy changes in Japan, in particular the Japanese government’s desire to implement policies which have decreased the value of the Yen. In 2014, our currency hedged European equity ETF (HEDJ) comprised the vast majority of our net inflows as the aggressive monetary policy of the European Central Bank weakened the Euro. The strengthening of the Yen or Euro against the U.S. dollar may have an adverse effect on our results. Our operating results are particularly exposed to the performance of these funds, economic and market conditions in these markets, general investor sentiment regarding monetary policy of these markets and our ability to maintain the AUM of those funds. If the AUM in these funds were to decline, either because of declining market values or because of net outflows from these funds, our revenue would be adversely affected.

We derive a substantial portion of our revenue from products invested in securities of Japanese and European companies and are exposed to the market-specific political and economic risk, as well as general investor sentiment regarding future growth of these markets and currency fluctuations.

At December 31, 2014, approximately 31% of our U.S. listed ETF AUM was concentrated in our WisdomTree ETFs that primarily invest in equity securities issued by companies in Japan, including one fund, WisdomTree Japan Hedged Equity Fund, that accounted for 30% of our ETF AUM.

As of December 31, 2014, approximately 16% of our U.S. listed ETF AUM was concentrated in our WisdomTree ETFs that primarily invest in equity securities issued by companies in Europe, including one fund, WisdomTree Europe Hedged Equity Fund, that accounted for 14% of our ETF AUM.

As a result, our operating results are particularly exposed to the performance of those funds, economic and market conditions in either of these markets, general investor sentiment regarding future growth in these markets and currency fluctuations and our ability to maintain the AUM of those funds. If the AUM in the funds that are focused on either of these markets were to decline, either because of declining market values or because of net outflows from these funds, our revenue would be adversely affected.

We derive a significant portion of our revenue from products invested in emerging markets and are exposed to the market-specific political and economic risks as well as general investor sentiment regarding future growth of those markets.

At December 31, 2014, approximately 18% of our ETF AUM was concentrated in our WisdomTree ETFs that primarily invest in equity or fixed income securities issued by companies or governments in emerging markets. In 2014, approximately 27% of our revenue was derived from these ETFs. As a result, our operating results are particularly exposed to the performance of those funds, economic and market conditions in those emerging markets, general investor sentiment regarding future growth in those emerging markets and our ability to maintain the AUM of those funds. In addition, because these funds have a higher expense ratio than our other funds in general, they generate a disproportionate percentage of our total revenue. If the AUM in these funds were to decline, either because of declining market values or because of net outflows from these funds, our revenue would be adversely affected.

Many of our WisdomTree ETFs have a limited track record and poor investment performance could cause our revenue to decline.

Many of our ETFs have a limited track record upon which an evaluation of their investment performance can be made. At December 31, 2014, of our total 70 ETFs, 44 had a three year track record, 39 had a five year track record and none had a ten year track record. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all of our funds are useful, compelling and differentiated investment offerings, to more competitively align our overall product line in the current ETF landscape and to reallocate our attention and resources to areas of greater client interest. As a result, we may further adjust our product offering which may result in the closing of some of our ETFs, changing their investment objective or offering of new funds. The investment performance of our funds is important to our success. While strong investment performance could stimulate sales of our ETFs, poor investment performance, on an absolute basis or as compared to third party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering the AUM and reducing our revenue. Our fundamentally-weighted equity ETFs are designed to provide the potential for better risk-adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity ETFs may not perform well during certain shorter periods of time during different points in the economic cycle.

We currently depend on State Street Bank and Trust Company to provide us with critical administrative services to operate our business and the WisdomTree ETFs. The failure of State Street to adequately provide such services could materially affect our operating business and harm WisdomTree ETF shareholders.

We currently depend upon State Street Bank and Trust Company, or State Street, to provide the WisdomTree Trust with custody services, fund accounting, administration, transfer agency and securities lending services. The failure of State Street to successfully provide us and the WisdomTree ETFs with these services could result in financial loss to us and WisdomTree ETF shareholders. In addition, because State Street provides a multitude of important services to us, changing this vendor relationship would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with another vendor or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to another vendor or vendors.

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

Our business operates in intensely competitive industry segments. We compete directly with other ETF sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us. We compete based on a number of factors, including name recognition, service, investment performance, product features and breadth of product choices, and fees. Several ETF sponsors with whom we directly compete are seeking to obtain market share based on low fees. Many of our competitors have greater market share, offer a broader range of products and have greater financial resources than we do. Some financial institutions operate in a more favorable regulatory environment and/or have proprietary products and distribution channels which may provide certain competitive advantages to them and their investment products. Our competitors may also adopt products, services or strategies similar to ours, including the use of fundamentally-weighted indexes. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. We believe that competition within the ETF industry will continue to increase as more traditional asset management companies become ETF sponsors.

Competitive pressures could reduce revenue and profit margins.

The ETF industry is becoming significantly more competitive as existing players broaden their suite of products to different strategies, in some cases, similar to ours. Although the ETF industry currently has a higher barrier to entry as a result of the need for ETF sponsors to obtain exemptive relief from the SEC in order to operate ETFs, traditional asset managers, many of whom are much larger than us, have started to enter the ETF space. For example, in August 2013, Charles Schwab & Co. launched six ETFs using the Russell fundamentally weighted indexes with fees generally equivalent with our comparable ETFs. Both Deutsche Bank and iShares have expanded their currency hedged equity product lines, at fees generally equivalent with our comparable ETFs. In February 2014, iShares launched a floating rate treasury ETF on the same day as we launched our similar ETF; however, iShares waived fees for one year while we did not. We expect that additional companies, both new and traditional asset managers, will continue to enter the ETF space.

There has also been increased price competition especially among commoditized product categories such as traditional, market capitalization weighted index exposures. Vanguard, Schwab, iShares and State Street primarily compete in this space and have offered low fee product for many years. However more recently, iShares and State Street have lowered prices across additional funds, or launched new funds at lower price points.

In addition, in 2008, the SEC proposed a rule that, if adopted, would eliminate the need to obtain exemptive relief, thereby lowering the barrier to entry. This proposed rule was never adopted and it is unclear whether a new rule could be proposed in 2015. In March 2010, the SEC announced it would defer approval of applications for exemptive relief for ETFs that make significant use of derivatives pending a review by the SEC of the use of derivatives by mutual funds, ETFs and other investment companies. This moratorium was lifted in December 2012 and may have served in the past to prevent potential competitors from directly competing with certain of our products. Now that the moratorium has been lifted, we may face increased competition and we may be forced to compete increasingly on the basis of price, and we may not be able to maintain our current fee structure. Fee reductions on existing or future new products could cause our revenue and profit margins to decline.

In addition, in December 2014, the SEC granted Eaton Vance and related parties an exemption from certain provisions of the Investment Company Act to permit the offering of a form of non-transparent exchange traded managed funds. In addition, the SEC rejected proposals from Precidian and BlackRock to also offer a form of non-transparent exchange traded product. Subsequently, Precidian refiled its application with changes intended to address the SEC’s concerns. Non-transparent exchange traded products may allow traditional actively managed mutual fund sponsors to compete more effectively against ETFs, which could reduce our revenue and profit margins.

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

Our business is subject to extensive regulation of our business and operations. Our U.S. subsidiary, WisdomTree Asset Management, Inc., or WTAM, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act, with respect to the WisdomTree ETFs for which WTAM acts as investment adviser. WTAM is also a member of the National Futures Association, or NFA, and registered as a Commodity Pool Operator for certain of our ETFs. As a Commodity Pool Operator, we are subject to oversight by the NFA and the Commodities Futures Trading Commission pursuant to regulatory authority under the Commodities Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force is subject to the regulatory authority of FINRA. To a lesser extent, we are also subject to foreign laws and regulatory authorities with respect to operational aspects of our funds that invest in securities of issuers in foreign countries and in the sales of our funds in foreign jurisdictions. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and thus result in redemptions from our ETFs and impede our ability to retain WisdomTree ETF shareholders and develop new WisdomTree ETF shareholders, all of which may reduce our revenue.

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

Our operations outside the U.S. are subject to the laws and regulations of various non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As we continue to expand our international presence, a number of our subsidiaries and international operations have become subject to regulatory systems, in various jurisdictions, comparable to those covering our operations in the U.S. Regulators in these non-U.S. jurisdictions may have broad authority with respect to the regulation of financial services including, among other things, the authority to grant or cancel required licenses or registrations.

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

Our growth strategy also involves, among other things, launching innovative new products that diversify our product offerings and revenues. This will require us to develop products in areas in which we do not have significant prior experience. We may not be successful in developing new products and if developed and launched, we may not be successful in marketing these new products.

We recently expanded our business into Europe and may expand into other geographic areas in the international marketplace, which could increase our operational, regulatory and other risks.

In April 2014, we expanded into Europe through the acquisition Boost. In the future, we may expand into other geographic areas. As a result of such expansion, we expect to face increased operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. If our international products and operations experience any negative results or are perceived negatively in non-U.S. markets, it may also harm our reputation in other markets, including the U.S. market. Future international expansion could require us to incur a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance. Operating our business in non-U.S. markets may be more expensive than in the United States. To the extent that our revenues do not increase to the same degree our expenses increase in connection with our expansion outside the United States, our profitability could be adversely affected. Expanding our business into non-U.S. markets may also place significant demands on our existing infrastructure and employees.

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

Many of the WisdomTree ETFs seek to obtain the investment return achieved by our proprietary indexes that weigh index components based upon dividends. Even with the recent increase in income tax rates applicable to dividends, corporate dividends continue to enjoy favorable tax treatment under current U.S. federal income tax law. If the income tax rates imposed on dividends were increased further, it may make these WisdomTree ETFs less attractive to investors.

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

Future issuances of our common stock could lower our stock price and dilute the interests of existing stockholders.

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

As of December 31, 2014, the members of our Board of Directors and our executive officers, as stockholders, collectively beneficially owned approximately 19.9% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our Company, including the election of directors. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

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

In November 2014, we commenced a quarterly cash dividend and intend to continue to pay regular dividends to our stockholders. Our Board of Directors may, in its discretion, increase or decrease the level of dividends. Further, our Board of Directors has the discretion to discontinue the payment of dividends entirely. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our level of AUM, our strategic plans, our financial results and condition, new credit facilities or other agreements that could limit the amount of dividends we are permitted to pay and any applicable laws. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient income from our business, we may need to reduce or eliminate the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.

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

We have no unresolved comments from the SEC staff relating to our periodic or current reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 2.	PROPERTIES

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

Period	High	Low	Dividends Declared
Fiscal 2014
Quarter ended December 31, 2014	$16.71	$9.57	$0.08	(1)
Quarter ended September 30, 2014	$12.95	$9.63	$0.08
Quarter ended June 30, 2014	$13.66	$9.11	$—
Quarter ended March 31, 2014	$18.50	$12.34	$—

Fiscal 2013
Quarter ended December 31, 2013	$18.08	$10.62	$—
Quarter ended September 30, 2013	$13.83	$10.77	$—
Quarter ended June 30, 2013	$14.13	$9.83	$—
Quarter ended March 31, 2013	$10.84	$6.20	$—

(1)	Dividend declared on February 4, 2015.

As of December 31, 2014, there were 160 holders of record of shares of our common stock and we believe there were approximately 65,000 beneficial owners of our common stock.

Dividends

In November 2014, we commenced a quarterly cash dividend and intend to continue to pay regular dividends to our stockholders. Our Board of Directors may, in its discretion, increase or decrease the level of dividends. Further, our Board of Directors has the discretion to discontinue the payment of dividends entirely. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our level of AUM, our strategic plans, our financial results and condition, new credit facilities or other agreements that could limit the amount of dividends we are permitted to pay, and any applicable laws.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information with respect to shares of common stock that may be issued under the Company’s equity compensation plans as of December 31, 2014. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,280,070	$2.03	3,322,304
Equity compensation plans not approved by security holders(2)	2,050,000	$0.93	631,865

Total	5,330,070	$1.61	3,954,169

(1)	Includes securities issuable upon exercise of outstanding options, warrants and rights that were issued pursuant to the Company’s 1993 Stock Option Plan, 1996 Performance Equity Plan, 2000 Performance Equity Plan and 2005 Performance Equity Plan.
(2)	Our non-plan options are similar to options granted under our equity compensation plans and generally were granted outside of these plans when insufficient shares were available for grant under our plans. These options provide the holder with the right to purchase a certain number of shares of our common stock at a predetermined fixed price for a period of not more than ten years. All of the non-plan options were granted to directors, employees or advisers to our Board of Directors and the exercise price was determined to be not less than the fair market value of our common stock on the date of grant.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

(in thousands, except share and per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	23,488	$11.55	—	—
November 1, 2014 to November 30, 2014	—	—	—	—
December 1, 2014 to December 31, 2014	—	—	—	—

(1)	Total number of shares purchased reflects shares withheld pursuant to the terms of awards granted to employees towards the employee’s income tax withholding obligations that occur upon vesting and release of the restricted shares. The value of the shares withheld is based upon the volume weighted average price of the common stock on the date of vesting. During the three months ended December 31, 2014, the Company repurchased 23,488 shares of its common stock withheld pursuant to the terms of awards granted to employees towards income tax withholding obligations for an aggregate price of $271,286 with an average price per share of $11.55.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our consolidated financial statements and the related notes included elsewhere in this Report. The selected consolidated statements of operations data presented below under the heading “Consolidated Statements of Operations Data” for the years ended December 31, 2012, 2013 and 2014 and the selected consolidated balance sheet data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2013 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data presented below under the headings “Consolidated Statements of Operations Data” for the years ended December 31, 2010 and 2011 and under “Consolidated Balance Sheet Data” as of December 31, 2010, 2011 and 2012 have been derived from our consolidated financial statements not included in this Report. The historical results presented below are not necessarily indicative of the financial results to be expected for future periods.

	2010	2011	2012	2013	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
ETF advisory fees	$40,567	$64,366	$84,024	$148,594	$182,816
Other income	1,045	794	774	874	946

Total revenues	41,612	65,160	84,798	149,468	183,762
Expenses:
Compensation and benefits	19,193	19,634	23,233	36,210	40,995
Fund management and administration	14,286	19,882	23,020	35,076	34,383
Marketing and advertising	3,721	4,475	5,363	8,309	11,514
Sales and business development	2,730	3,603	3,586	6,474	6,221
Professional and consulting fees	3,779	4,307	4,603	2,748	7,578
Occupancy, communications and equipment	1,118	1,127	1,419	2,784	3,578
Depreciation and amortization	314	267	307	439	821
Third party sharing arrangements	2,296	5,651	5,468	1,368	594
Other	1,724	2,243	2,976	4,523	4,530
ETF shareholder proxy	—	—	3,264	—	—
Litigation, net	—	150	176	—	—
Exchange listing and offering	—	729	353	—	—

Total expenses	49,161	62,068	73,768	97,931	110,214
Income/(loss) before taxes	(7,549)	3,092	11,030	51,537	73,548
Income tax expense	—	—	—	—	12,497

Net income/(loss)	$(7,549)	$3,092	$11,030	$51,537	$61,051

Net income/(loss) per share—basic	$(0.07)	$0.03	$0.09	$0.41	$0.46
Net income/(loss) per share—diluted	$(0.07)	$0.02	$0.08	$0.37	$0.44
Weighted average common shares—basic:	111,981	114,132	122,138	126,651	131,770
Weighted average common shares—diluted:	111,981	135,539	137,968	139,797	138,551

	2010	2011	2012	2013	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,233	$25,630	$41,246	$104,316	$165,284
Total assets	$29,142	$42,567	$63,425	$141,791	$220,751
Total liabilities	$11,907	$16,714	$12,365	$32,762	$36,466
Stockholders’ equity	$17,235	$25,853	$51,060	$109,029	$184,285

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We were the eighth largest ETP sponsor in the world (based on AUM), with AUM of $39.5 billion globally as of December 31, 2014. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

Executive Summary

Our U.S. listed AUM, which makes up the vast majority of our global AUM, has increased significantly over the last three years, from $18.3 billion at the end of 2012 to $34.9 billion at the end of 2013 to $39.3 billion at the end of 2014. The significant growth in AUM was a result of net inflows of $4.7 billion in 2012, $14.3 billion in 2013 and $5.1 billion in 2014. We experience particularly strong inflows when our products align with market sentiment. For example, the significant inflows we experienced in 2013 were in our currency hedged Japanese equity ETF (DXJ). Political and economic policy changes in Japan, in particular the Japanese government’s desire to implement policies which have decreased the value of the Yen, drove increased investor interest in the region and in our Japanese hedged equity ETF. In 2014, our currency hedged European equity ETF (HEDJ) comprised the vast majority of our net inflows and offset the outflows we experienced in emerging markets as the aggressive monetary policy of the European Central Bank weakened the Euro, potentially stimulating the equity markets. We believe our increasing inflow levels and AUM are a result of our innovative product offerings, new product launches to further diversify our product offering, as well as a longer track record for the funds we launched in 2006 and 2007. Our growth strategy seeks to increase our market share of ETF industry inflows through continued product diversification and execution of our marketing and sales strategies.

Our strong operating results have translated into record financial results. Our revenues increased significantly from $84.8 million in 2012 to $149.5 million in 2013 to $183.8 million in 2014 primarily due to higher AUM. Pre-tax income increased from $11.0 million in 2012 to $51.5 million in 2013 to $73.5 million in 2014.

Other business highlights for 2014 include the following:

•	2014 was a year of continued investment in strategic growth initiatives to better position us for longer term success. We launched 9 U.S. listed ETFs focused on capitalizing on macro-investment themes. We invested in marketing and sales related initiatives to support our existing ETFs as well as new ETF launches. We added 21 new employees in the U.S., predominantly in sales and other functions supporting sales, including research and marketing.

•	In April 2014, we completed our acquisition of Boost and renamed it WisdomTree Europe. In the fourth quarter of 2014, we launched six WisdomTree branded ETFs in Europe and we continue to manage and grow Boost’s short and leveraged ETPs. At December 31, 2014, WisdomTree Europe had $181 million of AUM.

•	Due to our growing scale and cash generation, we implemented a capital return program beginning in November 2014 comprised of a quarterly cash dividend of $0.08 per share of our common stock and a purchase of up to $100 million of our common stock over three years, including purchases to offset future equity grants made under our equity plans.

•	In the third quarter of 2014, we completed a state income tax study, which resulted in a reduction of our current baseline operating income tax rate in the U.S. from 45% to approximately 38%.

•	In April 2014, we transferred our fund administration and custody services to State Street which resulted in cost savings and an improvement in services.

•	In January 2014, we moved into new larger office facilities in New York City to accommodate our growth.

The following charts reflect key operating and financial metrics for our business:

Background

Market Environment

The economic environment and markets have generally improved over the last three years; however, the markets continue to experience volatility due to a host of factors including, among others, underlying concerns regarding unemployment and the rate of economic recovery in the United States, the stability of European economies and their banks, rising inflation, sustainability of growth in the emerging market countries and geopolitical unrest.

The following charts reflect the annual returns of the broad based equity indexes over the last three years:

Source: Bloomberg.

As the charts reflect, broad based international developed and emerging markets declined in 2014 while the U.S. markets had positive returns in 2014.

The U.S. ETF industry had record inflows levels in 2014 as the chart below reflects:

Source: Investment Company Institute, WisdomTree.

Competitive Environment

The ETF industry is becoming significantly more competitive as existing players compete on price and broaden their suite of products to different strategies that are, in some cases, similar to ours. We do not know what effect, if any, the launch of these ETFs may have on our business. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging, positions us well to maintain our position as one of the leaders of the ETF industry.

In addition, in December 2014, the SEC granted Eaton Vance and related parties an exemption from certain provisions of the Investment Company Act to permit the offering of a form of non-transparent exchange traded managed funds. Other firms have also filed for forms of non-transparent exchange traded actively managed products. Industry observers believe that non-transparent exchange traded products may allow traditional actively managed mutual fund sponsors to compete more effectively against ETFs. We believe one of the benefits of the ETF structure is its daily full transparency, which these proposed non-transparent products will not provide. We offer fully transparent actively managed ETFs as well as passive ETFs. We do not know what effect, if any, these non-transparent products may have on our business.

WisdomTree Europe and Goodwill

In April 2014, in a move that expands our footprint to Europe, we acquired Boost, a U.K. and Jersey based ETP sponsor now known as WisdomTree Europe. At the time of the acquisition, Boost had AUM of $96.8 million. With their management team, we commenced a build-out of a local European platform to offer a select range of ETFs under the WisdomTree brand and continue to manage and grow Boost’s lineup of short and leveraged fully collateralized ETPs under the Boost brand through a capital investment of $20 million into the business. In the fourth quarter of 2014, we launched six WisdomTree branded UCITS ETFs in Europe.

Under terms of the acquisition agreement, we own 75% of WisdomTree Europe and the former Boost shareholders own 25%. We will acquire the remaining 25% ownership interest at the end of four years using a predefined formula based on European AUM at the end of the four year period and will be tied to our enterprise value over global AUM at the time of payout, and affected by profitability of the European business. No consideration was transferred on the acquisition date. The ultimate payout will be made in cash over two years. Because we are required to redeem the shares from the former Boost shareholders at the end of four years under a predefined formula, under U.S. GAAP, we do not reflect the 25% interest held by the former Boost shareholders in WisdomTree Europe as a non-controlling interest.

We recorded goodwill of $1,676 related to this acquisition. This amount represents the excess value of the purchase price over the fair value of the net assets acquired. While we paid no consideration up front to the former Boost shareholders, under the terms of our acquisition agreement, $1,757 was deemed to represent the purchase price.

The vast majority of our operating and financial results are driven by our U.S. listed ETF business as WisdomTree Europe is in the early stages of its development.

Components of Revenue

Advisory fees

The majority of our revenues are comprised of advisory fees we earn from our U.S. listed ETFs. We earn this revenue based on a percentage of the average daily value of AUM. Our average daily value of AUM is the average of the daily aggregate AUM of our ETFs as determined by the then current net asset value (as defined under Investment Company Act Rule 2a-4) of such ETFs as of the close of business each day. Our fee percentages for individual ETFs range from 0.28% to 0.95%.

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

We intend to significantly increase our headcount in 2015 to support our growth and expect our total compensation and benefits expense will be between 21% to 25% of our revenues in 2015.

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

BNY Mellon acts as sub-adviser for the majority our ETFs and prior to April 2014, also provided fund administration, custody and accounting related services for all the WisdomTree ETFs. In April 2014, we transferred our fund administration, custody and accounting related services to State Street from BNY Mellon. The fees we pay BNY Mellon, our other sub-advisers and State Street have minimums per fund which range from $25,000 to $50,000 per year with additional fees ranging between 0.015% and 0.18% of average daily AUM at various breakpoint levels depending on the nature of the ETF. In addition, we pay certain costs based on transactions in our ETFs or based on inflow levels. The fees we pay for accounting, tax, index calculation and exchange listing are based on the number of ETFs we have. The remaining fees are based on a combination of both AUM and number of funds, or as incurred.

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

Also included in professional fees was stock-based compensation related to restricted stock or option awards we granted to senior advisers to our Board of Directors. Under U.S. generally accepted accounting principles, these awards were considered variable expenses and were re-measured each reporting period with a corresponding impact to stockholders’ equity. These awards were fully expensed at November 2012.

Occupancy, communications and equipment

Occupancy, communications and equipment expense includes costs for our corporate headquarters in New York City. We entered into a new 16 year lease beginning in August 2013 for a larger office facility to support our growth.

Depreciation and amortization

Depreciation and amortization expense results primarily from amortization of leasehold improvements to our office space as well as depreciation on fixed assets we purchase which is depreciated over five to fifteen years.

Third party sharing arrangements

Included in third party sharing arrangements expense are payments from and reimbursements to us with respect to our joint venture with Mellon Capital and Dreyfus and payments to third parties to market our ETFs or include them on their customer platform.

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

A significant portion of our AUM is invested in securities issued outside of the United States. Therefore, our AUM and our revenues are affected by movements in global capital market levels and the strengthening or weakening of the U.S. dollar against other currencies. As the pie chart below reflects, as of December 31, 2014, 30% of our U.S. AUM is concentrated in our Japanese equity fund which hedges the Yen, trading under the symbol DXJ. In addition, another 14% of our AUM is concentrated in a similar product, HEDJ, our European equity fund which hedges the Euro. In addition, emerging markets equity, fixed income and currency exposures comprise 18% of our AUM. The strengthening of the Yen or Euro against the U.S. dollar or negative sentiment towards emerging markets, may have an adverse effect on our results.

Another factor impacting our revenues is the fees associated with our ETFs. Our overall average fee rate is affected by the mix of flows into our ETFs. With a significant portion of our AUM invested in securities issued outside of the U.S., favorable market sentiment to emerging markets, international fixed income and currencies is likely to have a positive effect on our overall revenue and conversely unfavorable market sentiment is likely to have a negative impact.

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

We have and will continue to strategically invest in our business in order to continue and accelerate our growth in the fast growing ETF industry. We expect our investment in strategic growth initiatives to range from $12.0 to $16.0 million in 2015. Our investment in strategic growth initiatives includes:

•	Significant expansion of our U.S. sales force, sales support staff and sales activities including new Head of Sales and expanded Chief Investment Strategist role;

•	Continue to launch ETFs to expand and diversify our product set;

•	Increase marketing activities to bring more awareness of our existing and new products, as well as our brand; and

•	Investment in technology and operational support to better scale for future growth.

The components of our strategic growth initiatives may increase or decrease from our planned estimates depending on the nature of the growth initiatives and market conditions.

Seasonality

We believe seasonal fluctuations in the asset management industry are common. However, since we began our operations, we believe these seasonal trends may have been masked by the unprecedented volatility in the global equity markets. Therefore, period to period comparisons of ours or the industry’s net inflows may not be meaningful or indicative of results in future periods.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Year Ended December 31,
	2014	2013	2012
Total ETFs (in millions)
Beginning of period assets	$34,884	$18,286	$12,182
Inflows/(outflows)	5,075	14,323	4,732
Market appreciation/(depreciation)	(678)	2,275	1,372

End of period assets	$39,281	$34,884	$18,286

Average assets during the period	$35,308	$28,472	$15,554
ETF Industry and Market Share (in billions)
ETF industry net inflows	$239	$180	$185
WisdomTree market share of industry inflows	2.1%	8.0%	2.6%
International Hedged Equity ETFs (in millions)
Beginning of period assets	$13,348	$1,258	$418
Inflows/(outflows)	4,865	10,441	757
Market appreciation/(depreciation)	(453)	1,649	83

End of period assets	$17,760	$13,348	$1,258

Average assets during the period	$13,383	$8,770	$600
U.S. Equity ETFs (in millions)
Beginning of period assets	$7,181	$4,371	$3,429
Inflows/(outflows)	1,462	1,477	610
Market appreciation/(depreciation)	747	1,333	332

End of period assets	$9,390	$7,181	$4,371

Average assets during the period	$7,949	$5,819	$4,252
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$7,448	$7,332	$3,613
Inflows/(outflows)	(810)	865	3,111
Market appreciation/(depreciation)	(451)	(749)	608

End of period assets	$6,187	$7,448	$7,332

Average assets during the period	$7,208	$7,762	$5,715
International Developed Equity ETFs (in millions)
Beginning of period assets	$3,864	$2,474	$1,989
Inflows/(outflows)	573	967	243
Market appreciation/(depreciation)	(449)	423	242

End of period assets	$3,988	$3,864	$2,474

Average assets during the period	$4,667	$2,959	$2,254
Fixed Income ETFs (in millions)
Beginning of period assets	$1,906	$2,118	$1,506
Inflows/(outflows)	(680)	121	491
Market appreciation/(depreciation)	(74)	(333)	121

End of period assets	$1,152	$1,906	$2,118

Average assets during the period	$1,465	$2,352	$1,770
Currency ETFs (in millions)
Beginning of period assets	$979	$611	$950
Inflows/(outflows)	(373)	418	(351)
Market appreciation/(depreciation)	(7)	(50)	12

End of period assets	$599	$979	$611

Average assets during the period	$465	$673	$772

	Year Ended December 31,
	2014	2013	2012
Alternative Strategy ETFs (in millions)
Beginning of period assets	$158	$122	$277
Inflows/(outflows)	38	34	(129)
Market appreciation/(depreciation)	9	2	(26)

End of period assets	$205	$158	$122

Average assets during the period	$171	$137	$191
Average ETF asset mix during the period
International hedged equity ETFs	38%	31%	4%
U.S. equity ETFs	23%	20%	27%
Emerging markets equity ETFs	20%	27%	37%
International developed equity ETFs	13%	11%	15%
Fixed income ETFs	4%	8%	11%
Currency ETFs	1%	2%	5%
Alternative Strategy ETFs	1%	1%	1%

Total	100%	100%	100%

Average ETF advisory fee during the period	0.52%	0.52%	0.54%
Number of ETFs—end of period
International developed equity ETFs	17	16	16
U.S. equity ETFs	13	13	11
Fixed income ETFs	12	11	5
International hedged equity ETFs	12	6	2
Emerging markets equity ETFs	8	7	5
Currency ETFs	6	6	5
Alternative Strategy ETFs	2	2	2

Total	70	61	46

EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets***	$96,817
Inflows	119,057
Market depreciation	(50,856)

End of period assets	$165,018
Average ETP advisory fee during the period	0.79%
Number of ETPs—end of period	50
Total UCITS ETFs (in thousands)
Beginning of period assets****	$—
Inflows	16,036
Market appreciation	143

End of period assets	$16,179
Average ETF advisory fee during the period	0.38%
Number of ETFs—end of period	6
Global headcount	124	87	70

***	As of April 15, 2014
****	UCITS first launched October 24, 2014

Year Ended December 31, 2014 Compared to December 31, 2013

Overview

	As of and for the Year Ended December 31,		Change	Percent Change
	2014	2013
U.S. Listed AUM (in millions)
Beginning of period assets	$34,884	$18,286
Net inflows	5,075	14,323	(9,248)	(64.6%)
Market appreciation/(depreciation)	(678)	2,275

End of period assets	$39,281	$34,884	$4,397	12.6%

Financial Results (in thousands)
Total revenues	$183,762	$149,468	$34,294	22.9%
Total expenses	110,214	97,931	12,283	12.5%

Pre-tax income	$73,548	$51,537	$22,011	42.7%
Net income	$61,051	$51,537	$9,514	18.5%

Our AUM increased 12.6% from $34.9 billion at the end of 2013 to $39.3 billion at the end of 2014 primarily due to $5.1 billion of net inflows slightly offset by market depreciation. We reported pre-tax income of $73.5 million in 2014, an increase of 42.7% from 2013 primarily due to higher revenues, and we reported net income of $61.1 million in 2014 compared to $51.5 million in 2013.

Revenues

	Year Ended December 31,		Change	Percent Change
	2014	2013
U.S. listed-Average AUM (in millions)	$35,308	$28,472	$6,836	24.0%
U.S. listed-Average ETF advisory fee	0.52%	0.52%	—	—
Advisory fees (in thousands)	$182,816	$148,594	$34,222	23.0%
Other income (in thousands)	946	874	72	8.2%

Total revenues (in thousands)	$183,762	$149,468	$34,294	22.9%

Advisory fees

Advisory fees revenue increased 23.0% from $148.6 million in 2013 to $182.8 million in 2014. This increase was primarily due to higher average asset balances due to our level of net inflows. The average fee earned remained unchanged at 0.52% from 2013.

Other income

Other income increased 8.2% from 2013 to 2014. This increase was primarily due to higher interest income from our growing cash balances and realized gains on foreign currencies that we hold partly offset by lower index licensing fees.

Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2014	2013
Compensation and benefits	$40,995	$36,210	$4,785	13.2%
Fund management and administration	34,383	35,076	(693)	(2.0%)
Marketing and advertising	11,514	8,309	3,205	38.6%
Sales and business development	6,221	6,474	(253)	(3.9%)
Professional and consulting fees	7,578	2,748	4,830	175.8%
Occupancy, communications and equipment	3,578	2,784	794	28.5%
Depreciation and amortization	821	439	382	87.0%
Third party sharing arrangements	594	1,368	(774)	(56.6%)
Other	4,530	4,523	7	0.2%

Total expenses	$110,214	$97,931	$12,283	12.5%

As a Percent of Revenues:	Year Ended December 31,
	2014	2013
Compensation and benefits	22.3%	24.2%
Fund management and administration	18.7%	23.5%
Marketing and advertising	6.3%	5.6%
Sales and business development	3.4%	4.3%
Professional and consulting fees	4.1%	1.8%
Occupancy, communications and equipment	1.9%	1.9%
Depreciation and amortization	0.5%	0.3%
Third party sharing arrangements	0.3%	0.9%
Other	2.5%	3.0%

Total expenses	60.0%	65.5%

Compensation and benefits

Compensation and benefits expense increased 13.2% from $36.2 million in 2013 to $41.0 million in 2014. This increase was due to our acquisition of Boost, costs associated with our higher U.S. headcount and stock based compensation due to equity awards we granted to our U.S. employees as part of 2013 compensation. Partly offsetting these increases was a decrease in accrued incentive compensation due to our inflow levels in 2014 compared to 2013. Our headcount increased from 87 employees at the end of 2013 to 101 in the U.S. and 124 globally at the end of 2014.

Fund management and administration

Fund management and administration expense decreased 2.0% from $35.1 million in 2013 to $34.4 million in 2014. Costs associated with the number of ETFs increased as we launched nine ETFs in 2014. We incurred costs to terminate our relationship with BNY Mellon for fund accounting, administration and custodial services. In addition, we incurred higher expenses due to our acquisition of Boost and the launch of WisdomTree branded ETFs in Europe. More than offsetting the foregoing, variable costs tied to AUM levels declined due to lower pricing from State Street for fund accounting, administration and custodial services, despite higher average AUM.

Marketing and advertising

Marketing and advertising expense increased 38.6% from $8.3 million in 2013 to $11.5 million in 2014 primarily due to higher levels of television, print and online advertising to support our existing and new ETFs.

Sales and business development

Sales and business development expense decreased 3.9% from $6.5 million in 2013 to $6.2 million in 2014 primarily due to lower levels of spending for new product development partly offset by our acquisition of Boost.

Professional and consulting fees

Professional and consulting fees increased 175.8% from $2.7 million in 2013 to $7.6 million in 2014. This increase was primarily due to advisory fees associated with our acquisition of Boost as well as other strategic corporate consulting services.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 28.5% from $2.8 million in 2013 to $3.6 million in 2014 primarily due to costs for new and larger office space, which we began to occupy in January 2014.

Depreciation and amortization

Depreciation and amortization expense increased 87.0% from $0.4 million to $0.8 million primarily due to amortization of leasehold improvements for our new office space.

Third party sharing arrangements

Third party sharing arrangements decreased 56.6% from $1.4 million in 2013 to $0.6 million in 2014 primarily due to lower fees to our third party marketing agent in Latin America.

Other

Other expenses remained relatively unchanged at $4.5 million for 2013 and 2014 as higher fees we paid for our corporate directors, who we began to pay in July 2013, were offset by lower office related expenses.

Income tax expense

Tax expense was $12.5 million in 2014. In the first quarter of 2014, we recorded an income tax benefit of $13.7 million to recognize our deferred tax asset, which previously had been reserved with a 100% valuation allowance. In the third quarter of 2014, we completed a state income tax study, which resulted in a reduction of our current baseline operating tax rate in the U.S. from 45% to approximately 38%. This rate may change in the future as our share of income attributable to the various states changes. We plan on performing this analysis on an annual basis in connection with the preparation of our U.S. income tax returns. We recorded a charge to income tax expense in the third quarter to reduce the value of our deferred tax asset, which had previously been recorded using a 45% rate. In addition, we took a tax charge to account for non-deductible expenses associated with our acquisition of Boost. While we record income tax expense, we did not pay cash income taxes for 2014 and do not expect to pay cash income taxes for some time thereafter due to tax losses attributable to excess stock option and restricted stock deductions. Such amounts will be applied to reduce taxes payable with a corresponding increase to equity.

Year Ended December 31, 2013 Compared to December 31, 2012

Overview

	As of and for the Year Ended December 31,		Change	Percent Change
	2013	2012
AUM (in millions)
Beginning of period assets	$18,286	$12,182
Net inflows	14,323	4,732	$9,591	202.7%
Market appreciation	2,275	1,372

End of period assets	$34,884	$18,286	$16,598	90.8%

Financial Results (in thousands)
Total revenues	$149,468	$84,798	$64,670	76.3%
Total expenses	97,931	73,768	24,163	32.8%

Net income	$51,537	$11,030	$40,507	367.2%

Our AUM increased 90.8% from $18.3 billion at the end of 2012 to $34.9 billion at the end of 2013 primarily due to $9.8 billion of net inflows into our Japan hedged equity ETF. We reported net income of $51.5 million in 2013 compared to $11.0 million in 2012 primarily due to higher average AUM.

Revenues

	Year Ended December 31,		Change	Percent Change
	2013	2012
Average AUM (in millions)	$28,472	$15,554	$12,918	83.1%
Average ETF advisory fee	0.52%	0.54%	(0.02)	(3.7%)
ETF advisory fees (in thousands)	$148,594	$84,024	$64,570	76.8%
Other income (in thousands)	874	774	100	12.9%

Total revenues (in thousands)	$149,468	$84,798	$64,670	76.3%

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

Quarterly Results

The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2013 and 2014. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands)	Q1/13	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Q4/14
Revenues
ETF advisory fees	$29,153	$37,101	$39,437	$42,903	$42,609	$43,938	$46,942	$49,327
Other income	188	230	193	263	311	190	172	273

Total revenues	29,341	37,331	39,630	43,166	42,920	44,128	47,114	49,600
Expenses
Compensation and benefits	7,482	9,447	9,648	9,633	9,355	7,551	9,990	14,099
Fund management and administration	8,223	9,106	8,794	8,953	9,168	7,818	8,465	8,932
Marketing and advertising	1,937	2,196	2,031	2,145	2,578	2,726	3,341	2,869
Sales and business development	1,801	1,520	1,305	1,848	1,301	1,727	1,279	1,914
Professional and consulting fees	613	657	542	936	1,795	1,840	1,383	2,560
Occupancy, communications and equipment	377	591	723	1,093	900	853	882	943
Depreciation and amortization	82	83	84	190	192	201	207	221
Third party sharing arrangements	111	428	374	455	10	115	187	282
Other	861	1,061	1,164	1,437	1,142	1,164	1,123	1,101

Total expenses	21,487	25,089	24,665	26,690	26,441	23,995	26,857	32,921

Income before taxes	7,854	12,242	14,965	16,476	16,479	20,133	20,257	16,679
Income tax expense/(benefit)	—	—	—	—	(13,725)	9,531	9,634	7,057

Net income	$7,854	$12,242	$14,965	$16,476	$30,204	$10,602	$10,623	$9,622

	Q1/13	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Q4/14
Percent of Revenues
Revenues
ETF advisory fees	99.4%	99.4%	99.5%	99.4%	99.3%	99.6%	99.6%	99.4%
Other income	0.6%	0.6%	0.5%	0.6%	0.7%	0.4%	0.4%	0.6%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and benefits	25.5%	25.3%	24.3%	22.3%	21.8%	17.1%	21.2%	28.4%
Fund management and administration	28.0%	24.4%	22.2%	20.7%	21.4%	17.7%	18.0%	18.0%
Marketing and advertising	6.6%	5.9%	5.1%	5.0%	6.0%	6.2%	7.1%	5.8%
Sales and business development	6.1%	4.1%	3.3%	4.3%	3.0%	3.9%	2.7%	3.9%
Professional and consulting fees	2.1%	1.8%	1.4%	2.2%	4.2%	4.2%	2.9%	5.2%
Occupancy, communications and equipment	1.3%	1.6%	1.8%	2.5%	2.1%	1.9%	1.9%	1.9%
Depreciation and amortization	0.3%	0.2%	0.2%	0.4%	0.4%	0.5%	0.4%	0.4%
Third party sharing arrangements	0.4%	1.1%	0.9%	1.1%	0.0%	0.3%	0.4%	0.6%
Other	2.9%	2.8%	2.9%	3.3%	2.7%	2.6%	2.4%	2.2%

Total expenses	73.2%	67.2%	62.2%	61.8%	61.6%	54.4%	57.0%	66.4%

Income before taxes	26.8%	32.8%	37.8%	38.2%	38.4%	45.6%	43.0%	33.6%
Income tax expense/(benefit)	—	—	—	—	(32.0%)	21.6%	20.4%	14.2%

Net income	26.8%	32.8%	37.8%	38.2%	70.4%	24.0%	22.5%	19.4%

	Q1/13	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Q4/14
Operating Statistics
Total ETF AUM (in millions)
Beginning of period assets	$18,286	$25,103	$28,975	$31,352	$34,884	$33,884	$35,500	$35,823
Inflows/(outflows)	5,893	4,962	1,160	2,308	(502)	334	748	4,496
Market appreciation/(depreciation)	924	(1,090)	1,217	1,224	(498)	1,282	(425)	(1,038)

End of period assets	$25,103	$28,975	$31,352	$34,884	$33,884	$35,500	$35,823	$39,281

Average assets during the period	$21,934	$28,390	$30,473	$33,091	$33,859	$34,141	$35,554	$37,680

	Q1/13	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Q4/14
ETF Industry and Market Share (in billions)
ETF industry net inflows	$52.2	$15.4	$53.7	$58.6	$14.5	$56.9	$48.8	$118.3
WisdomTree market share of industry inflows	11.3%	32.2%	2.2%	3.9%	0.0%	0.6%	1.5%	3.8%
International Hedged Equity ETFs (in millions)
Beginning of period assets	$1,258	$5,797	$10,270	$11,481	$13,348	$12,612	$12,557	$13,971
Inflows/(outflows)	4,071	4,376	752	1,243	(12)	(502)	799	4,580
Market appreciation/(depreciation)	468	97	459	624	(724)	447	615	(791)

End of period assets	$5,797	$10,270	$11,481	$13,348	$12,612	$12,557	$13,971	$17,760

Average assets during the period	$3,432	$8,624	$11,175	$11,848	$13,052	$12,189	$12,654	$15,637
U.S. Equity ETFs (in millions)
Beginning of period assets	$4,371	$5,161	$5,777	$6,271	$7,181	$7,505	$8,052	$7,939
Inflows/(outflows)	291	547	273	367	189	221	84	968
Market appreciation/(depreciation)	499	69	221	543	135	326	(197)	483

End of period assets	$5,161	$5,777	$6,271	$7,181	$7,505	$8,052	$7,939	$9,390

Average assets during the period	$4,749	$5,541	$6,214	$6,771	$7,176	$7,721	$8,067	$8,833
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$7,332	$8,071	$7,172	$7,703	$7,448	$6,753	$7,606	$7,495
Inflows/(outflows)	876	(51)	286	(246)	(632)	388	270	(836)
Market appreciation/(depreciation)	(137)	(848)	245	(9)	(63)	465	(381)	(472)

End of period assets	$8,071	$7,172	$7,703	$7,448	$6,753	$7,606	$7,495	$6,187

Average assets during the period	$7,905	$7,964	$7,289	$7,891	$6,775	$7,088	$7,878	$7,092
International Developed Equity ETFs (in millions)
Beginning of period assets	$2,474	$2,728	$2,633	$3,150	$3,864	$4,830	$5,340	$4,494
Inflows/(outflows)	139	57	205	565	812	518	(452)	(305)
Market appreciation/(depreciation)	115	(152)	312	149	154	(8)	(394)	(201)

End of period assets	$2,728	$2,633	$3,150	$3,864	$4,830	$5,340	$4,494	$3,988

Average assets during the period	$2,640	$2,820	$2,888	$3,490	$4,347	$5,135	$5,016	$4,170
Fixed Income ETFs (in millions)
Beginning of period assets	$2,118	$2,600	$2,437	$2,095	$1,906	$1,610	$1,376	$1,379
Inflows/(outflows)	508	78	(320)	(144)	(306)	(278)	69	(164)
Market appreciation/(depreciation)	(26)	(241)	(22)	(45)	10	44	(66)	(63)

End of period assets	$2,600	$2,437	$2,095	$1,906	$1,610	$1,376	$1,379	$1,152

Average assets during the period	$2,453	$2,700	$2,246	$2,008	$1,747	$1,435	$1,385	$1,294
Currency ETFs (in millions)
Beginning of period assets	$611	$626	$547	$502	$979	$422	$406	$362
Inflows/(outflows)	12	(62)	(48)	515	(549)	(21)	(35)	232
Market appreciation/(depreciation)	3	(17)	3	(38)	(8)	5	(9)	5

End of period assets	$626	$547	$502	$979	$422	$406	$362	$599

Average assets during the period	$637	$607	$515	$933	$611	$413	$380	$456
Alternative Strategy ETFs (in millions)
Beginning of period assets	$122	$120	$139	$150	$158	$152	$163	$183
Inflows/(outflows)	(4)	17	12	8	(4)	8	13	21
Market appreciation/(depreciation)	2	2	(1)		(2)	3	7	1

End of period assets	$120	$139	$150	$158	$152	$163	$183	$205

Average assets during the period	$118	$134	$146	$150	$151	$160	$174	$198
Average ETF Asset Mix (during the period)
International Hedged Equity ETFs	15%	30%	37%	36%	39%	36%	36%	42%
U.S. Equity ETFs	22%	20%	20%	20%	21%	23%	23%	23%
Emerging Markets Equity ETFs	36%	28%	24%	24%	20%	21%	22%	19%
International Developed Equity ETFs	12%	10%	9%	11%	13%	15%	14%	11%
Fixed Income ETFs	11%	10%	7%	6%	5%	4%	4%	3%
Currency ETFs	3%	2%	2%	3%	2%	1%	1%	1%
Alternative Strategy ETFs	1%	0%	1%	0%	0%	0%	0%	1%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Average ETF Advisory Fee (during the period)	0.54%	0.52%	0.51%	0.51%	0.51%	0.51%	0.52%	0.52%

	Q1/13	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Q4/14
Number of ETFs (end of period)
International Developed Equity ETFs	16	16	16	16	16	17	17	17
U.S. Equity ETFs	11	12	13	13	13	13	13	13
Fixed Income ETFs	6	6	6	11	12	12	12	12
International Hedged Equity ETFs	2	4	4	6	6	12	12	12
Emerging Markets Equity ETFs	5	5	7	7	7	7	7	8
Currency ETFs	5	5	5	6	6	6	6	6
Alternative Strategy ETFs	2	2	2	2	2	2	2	2

Total	47	50	53	61	62	69	69	70

						Q2/14	Q3/14	Q4/14
EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets***						96,817	113,244	123,210
Inflows						17,658	19,224	82,175
Market depreciation						(1,231)	(9,258)	(40,367)

End of period assets						113,244	123,210	165,018

Average ETP advisory fee during the period						0.82%	0.79%	0.78%
Number of ETPs—end of period						38	42	50
Total UCITS ETFs (in thousands)
Beginning of period assets****								—
Inflows								16,036
Market appreciation								143

End of period assets								16,179

Average ETF advisory fee during the period								0.38%
Number of ETFs—end of period								6
Global headcount	72	79	84	87	90	103	117	124

***	As of April 15, 2014
****	UCITS first launched October 24, 2014

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31,
	2014	2013
Balance Sheet Data (in thousands):
Cash and cash equivalents	$165,284	$104,316
Investments	13,990	11,748
Accounts receivable	18,176	17,591
Total liabilities	(36,466)	(32,762)

	$160,984	$100,893

	Year Ended December 31,
	2014	2013	2012
Cash Flow Data (in thousands):
Operating cash flows	$82,630	$70,124	$11,234
Investing cash flows	(5,831)	(7,027)	(2,358)
Financing cash flows	(15,772)	(27)	6,740
Foreign exchange rate effect	(59)	—	—

Increase in cash and cash equivalents	$60,968	$63,070	$15,616

Liquidity

We consider our available liquidity to be our liquid assets less our liabilities. Liquid assets consist of cash and cash equivalents, current receivables and investments. Cash and cash equivalents include cash on hand and non-interest-bearing and interest-bearing deposits with financial institutions. Accounts receivable primarily represents advisory fees we earn from the WisdomTree ETFs which is collected by the fifth business day of the month following the month earned. Investments represent debt instruments of U.S. government and agency securities. Our liabilities consist primarily of payments owed to vendors and third parties in the normal course of business, accrued year end incentive compensation for employees as well as consideration owed in connection with our acquisition of Boost in April 2014.

Cash and cash equivalents increased $61.0 million in 2014 primarily due to $82.6 million of cash flows generated by our operating activities as a result of higher revenues from higher average AUM. We received $1.5 million from the exercise of stock options, acquired $1.3 million in cash from our acquisition of Boost and received $0.9 million from the redemption of investments we held during the year. We used $10.8 million to pay a dividend on our common stock and $6.5 million to repurchase our common stock. We used $4.9 million for leasehold and other capital expenditures for our new office space and $3.2 million to purchase investments.

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

Cash and cash equivalents increased $15.6 million in 2012 primarily due to $11.2 million of cash flows generated by our operating activities as a result of higher revenues from higher average AUM, $4.7 million received from the exercise of stock options and $4.3 million from the sale of our common stock. We also received $7.8 million from the redemption of investments we held during the year. Partly offsetting these increases was $10.0 million used to purchase new investments.

Capital Resources

Currently, our principal source of financing is our operating cash flow. We believe that current cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. We expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, fund a dividend payment on our common stock, re-acquire shares of our common stock issued to our employees as incentive compensation as discussed below or expand our business through strategic acquisitions.

In 2012, we repurchased 357,123 shares from our employees at then current market prices at a cost of $2.3 million. In 2013, we repurchased 136,641 shares from our employees at then current market prices at a cost of $1.6 million. In 2014, we repurchased 415,834 shares from our employees at then current market prices at a cost of $6.5 million. These repurchases were in connection with tax withholding upon vesting of restricted stock. The amount repurchased represented the required amount of income tax withholding. As discussed above, in October 2014, we announced a capital return program comprised of a dividend payment and $100 million share repurchase over three years.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of December 31, 2014.

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$41,297	$3,200	$5,683	$8,334	$24,080
Acquisition payable	1,757	—	—	1,757	—

Total	$43,054	$3,200	$5,683	$10,091	$24,080

Off-Balance Sheet Arrangements

Other than operating leases, which are included in the table above, we do not have any off-balance sheet financing or other arrangements. We have neither created nor are party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Critical Accounting Policies

Revenue Recognition

The Company earns investment advisory fees for ETPs and separately managed accounts as well as licensing fees from third parties. ETP advisory fees are based on a percentage of the ETPs average daily net assets and recognized over the period the related service is provided. Fees for separately managed accounts and licensing are based on a percentage of the average monthly net assets and recognized over the period the related service is provided.

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

Fluctuations in the value of these securities are common and are generated by numerous factors such as market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, government regulations and others. Accordingly, changes in any one or a combination of these factors may reduce the value of investment securities and, in turn, the underlying AUM on which our revenues are earned. These declines may cause investors to withdraw funds from our ETFs in favor of investments that they perceive as offering greater opportunity or lower risk, thereby compounding the impact on our revenues.

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $11.7 million and $14.0 million as of December 31, 2013 and 2014, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the Securities and Exchange Commission, or the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that our company maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for the 2015 Annual Meeting of our stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form 10-K, and is incorporated herein by reference.

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

WISDOMTREE INVESTMENTS, INC.

	By:	/S/ JONATHAN L. STEINBERG
Jonathan L. Steinberg
March 2, 2015		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 2nd day of March, 2015.

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
Frank Salerno

WISDOMTREE INVESTMENTS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of WisdomTree Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WisdomTree Investments, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of WisdomTree Investments, Inc. and Subsidiaries

We have audited WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WisdomTree Investments, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WisdomTree Investments, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of WisdomTree Investments, Inc. and Subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

March 2, 2015

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$165,284	$104,316
Accounts receivable	18,176	17,591
Deferred tax asset, net	3,872	—
Other current assets	1,708	1,320

Total current assets	189,040	123,227
Fixed assets, net	10,356	6,252
Investments	13,990	11,748
Deferred tax asset, net	5,618	—
Goodwill	1,676	—
Other noncurrent assets	71	564

Total assets	$220,751	$141,791

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$9,983	$10,394
Compensation and benefits payable	14,333	14,278
Accounts payable and other liabilities	5,115	4,384

Total current liabilities:	29,431	29,056
Acquisition payable	1,757	—
Deferred rent payable	5,278	3,706

Total liabilities	36,466	32,762

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 134,959 and 132,247; outstanding: 133,445 and 130,350	1,350	1,322
Additional paid-in capital	209,216	184,201
Accumulated other comprehensive loss	(53)	—
Accumulated deficit	(26,228)	(76,494)

Total stockholders’ equity	184,285	109,029

Total liabilities and stockholders’ equity	$220,751	$141,791

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
ETF advisory fees	$182,816	$148,594	$84,024
Other income	946	874	774

Total revenues	183,762	149,468	84,798
Expenses:
Compensation and benefits	40,995	36,210	23,233
Fund management and administration	34,383	35,076	23,020
Marketing and advertising	11,514	8,309	5,363
Sales and business development	6,221	6,474	3,586
Professional and consulting fees	7,578	2,748	4,603
Occupancy, communications, and equipment	3,578	2,784	1,419
Depreciation and amortization	821	439	307
Third party sharing arrangements	594	1,368	5,468
Other	4,530	4,523	2,976
ETF shareholders proxy	—	—	3,264
Litigation, net	—	—	176
Exchange listing and offering	—	—	353

Total expenses	110,214	97,931	73,768

Income before taxes	73,548	51,537	11,030
Income tax expense	12,497	—	—

Net income	$61,051	$51,537	$11,030

Net income per share—basic	$0.46	$0.41	$0.09

Net income per share—diluted	$0.44	$0.37	$0.08

Weighted-average common shares—basic	131,770	126,651	122,138

Weighted-average common shares—diluted	138,551	139,797	137,968

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Comprehensive income
Net income	$61,051	$51,537	$11,030
Other comprehensive loss
Foreign currency translation adjustment	(53)	—	—

Comprehensive income	$60,998	$51,537	$11,030

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Loss
Balance—January 1, 2012	116,703	1,167	163,747	—	(139,061)	25,853
Net proceeds from sale of common stock	1,000	10	4,319	—	—	4,329
Restricted stock issued, net	1,179	12	(12)	—	—	—
Shares repurchased	(357)	(4)	(2,257)	—	—	(2,261)
Exercise of stock options, net	8,019	80	4,592	—	—	4,672
Stock issued for services	10	—	28	—	—	28
Stock-based compensation	—	—	7,409	—	—	7,409
Net income	—	—	—	—	11,030	11,030

Balance—December 31, 2012	126,554	1,265	177,826	—	(128,031)	$51,060
Restricted stock issued, net	974	10	(10)	—	—	—
Shares repurchased	(137)	(1)	(1,612)	—	—	(1,613)
Exercise of stock options, net	4,856	48	1,538	—	—	1,586
Stock-based compensation	—	—	6,459	—	—	6,459
Net income	—	—	—	—	51,537	51,537

Balance—December 31, 2013	132,247	1,322	184,201	—	(76,494)	109,029
Restricted stock issued, net	613	6	(6)	—	—	—
Shares repurchased	(416)	(4)	(6,527)	—	—	(6,531)
Exercise of stock options, net	2,515	26	1,518	—	—	1,544
Stock-based compensation	—	—	8,137	—	—	8,137
Tax benefit from stock option exercised and vested restricted shares	—	—	21,893	—	—	21,893
Foreign currency translation adjustment	—	—	—	(53)	—	(53)
Dividends	—	—	—	—	(10,785)	(10,785)
Net income	—	—	—	—	61,051	61,051

Balance—December 31, 2014	134,959	$1,350	$209,216	$(53)	$(26,228)	$184,285

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$61,051	$51,537	$11,030
Non-cash items included in net income:
Deferred income tax expense	12,403	—	—
Depreciation and amortization and other	821	439	307
Stock-based compensation	8,137	6,459	7,437
Deferred rent	1,572	706	(140)
Accretion to interest income and other	(72)	116	194
Changes in operating assets and liabilities:
Accounts receivable	(369)	(5,020)	(3,723)
Other assets	99	(579)	337
Fund management and administration payable	(445)	3,470	(3,111)
Compensation and benefits payable	(186)	12,122	(2,012)
Accounts payable and other liabilities	(381)	874	915

Net cash provided by operating activities	82,630	70,124	11,234
Cash flows from investing activities:
Purchase of fixed assets	(4,894)	(6,211)	(190)
Purchase of investments	(3,225)	(3,597)	(10,004)
Cash acquired on acquisition	1,349	—	—
Proceeds from the redemption of investments	939	2,781	7,836

Net cash used in investing activities	(5,831)	(7,027)	(2,358)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	—	4,329
Dividends paid	(10,785)	—	—
Shares repurchased	(6,531)	(1,613)	(2,261)
Proceeds from exercise of stock options and warrants	1,544	1,586	4,672

Net cash (used in)/provided by financing activities	(15,772)	(27)	6,740

Decrease in cash flow due to changes in foreign exchange rate	(59)	—	—

Net increase in cash and cash equivalents	60,968	63,070	15,616
Cash and cash equivalents—beginning of year	104,316	41,246	25,630

Cash and cash equivalents—end of year	$165,284	$104,316	$41,246

Supplemental disclosure of cash flow information:
Cash paid for taxes	$66	$38	$33

Noncash investing and financing activities:
Cashless exercise of stock options and warrants	$—	$267	$—

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

Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has granted WTT an exclusive license to its own indexes for operation of the WisdomTree ETFs. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and WTT has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for certain expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At December 31, 2014, and 2013, the balance of accounts receivable from WTT was approximately $17,288 and $14,791, respectively which is included as a component of accounts receivable in the consolidated balance sheet. Revenue from advisory services provided to WTT for the years ended December 31, 2014, 2013 and 2012 was approximately $181,987, $148,594 and $84,024, respectively.

Revenue from advisory fee services provided to BI for the period from April 15, 2014 to December 31, 2014 was approximately $829.

Third Party Sharing Arrangements

Included in third party sharing arrangements expense are payments from the Company with respect to (i) a collaborative arrangement and (ii) marketing agreements with third parties to sell the Company’s ETFs or include them on certain platforms.

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

Revenues and expenses under this collaborative arrangement included in the Company’s consolidated financial statements were as follows:

2012
ETF advisory fee revenue	$10,968
Expenses:
Fund management and administration	1,341
Marketing and advertising	39
Sales and business development	24

Third party expenses	1,404

Net profit	9,564
Sharing	$4,662

Marketing agreements—In 2010, the Company entered into agreements with firms to serve as the external marketing agents for the WisdomTree ETFs. Under these agreements, the Company will pay a percentage of its advisory fee revenue based on incremental growth in AUM, subject to caps or minimums, to the marketing agents to sell WisdomTree ETFs or to include them on their customer platforms. The Company incurred marketing fees of $594, $1,368 and $806 for the years ended December 31, 2014, 2013 and 2012 respectively.

Segment, Geographic and Customer Information

The Company operates as a single business segment as an ETP sponsor and asset manager providing investment advisory services. Substantially all of the Company’s revenues, pretax income and assets are derived or located in the U.S. The Company maintains operations in Europe through its acquisition of Boost, now known as WisdomTree Europe (Note 13).

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

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	2014	2013
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$13,990	$11,748

The following table summarizes unrealized gains, losses, and fair value of investments:

	2014	2013
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$13,990	$11,748
Gross unrealized gains	112	20
Gross unrealized losses	(386)	(1,459)

Fair value	$13,716	$10,309

The following table sets forth the maturity profile of investments; however these investments may be called prior to maturity date:

	2014	2013
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	1,409	—
Due five years through ten years	350	686
Due over ten years	12,231	11,062

Total	$13,990	$11,748

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

This hierarchy requires the use of observable market data when available. The Company’s held-to-maturity securities are categorized as Level 1. The majority of the Company’s acquisition payable is measured at fair value and is categorized as Level 3. Fair value is determined, in part, based on the contractual minimum payment obligation to the Boost shareholders (Note 13). Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

4. Fixed Assets

The following table summarizes fixed assets:

	December 31,
	2014	2013
Equipment	$913	$518
Furniture and fixtures	1,620	1,005
Leasehold improvements	8,795	4,880
Less accumulated depreciation and amortization	(972)	(151)

Total	$10,356	$6,252

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the years ended December 31, 2014, 2013, and 2012 were approximately $3,157, $2,323 and $1,338, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at December 31, 2014 are approximately as follows:

2015	$3,200
2016	2,905
2017	2,778
2018 and thereafter	32,414

Total	$41,297

The Company’s prior office lease expired in January 2014. In August 2013, the Company entered into a new 16 year lease agreement. Pursuant to the new lease agreement, the Company received lease incentives which include a deferred rent period and a leasehold improvement allowance equal to $3,223. The Company recorded a receivable of $3,223 due from the lessor of its new office space related to its leasehold improvement allowance, which was included in accounts receivable on the Company’s Consolidated Balance Sheet at December 31, 2013. The balance at December 31, 2014 was $509.

Letter of Credit

The Company collateralized its office lease through a standby letter of credit. At December 31, 2014 and December 31, 2013, the Company provided letters of credit totaling $1,384 and $1,803, respectively, the collateral of which are included in investments on the Company’s Consolidated Balance Sheet.

Contingencies

The Company is subject to various routine reviews and inspections by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation or other legal proceedings that are expected to have a material impact on its business, financial position or results of operations.

6. Stock-Based Awards

Stock Options

The Company grants equity awards to employees and directors. Options are issued generally for terms of ten years and vest between two to four years. Options are issued with an exercise price equal to the fair value of the Company on the date of grant. The Company estimated the fair value for options using the Black-Scholes option pricing model. All option awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions.

The Company has six stock option plans, which are similar in nature (collectively, referred to as the “Plans”). Under the Plans, the Company can issue a maximum of 25,000,000 shares of common stock pursuant to stock options and other stock-based awards and also has issued from time to time stock-based awards outside the Plans. Options outstanding at December 31, 2014 expire on dates ranging from June 5, 2015 to November 15, 2021.

In January 2009, the Company’s Compensation Committee and Board of the Directors approved a proposal to provide eligible employees an opportunity to exercise their underwater stock options in the future at an alternative lower strike price. To obtain the full benefit of the alternative strike price, employees were required to remain with the Company for an additional 4 years. Under the program, eligible employees could exercise one quarter of their stock options each year at an alternative strike price of $1.07. The alternative strike price represented a 50% premium to the Company’s thirty day volume weighted-average price on the day the program was approved. Options prices on the programs approval date ranged from $1.75 to $9.45 with a weighted-average exercise price of $4.34. The Company has recorded a charge of $589 over the four years (2009-2012) which represents the excess of the fair value of eligible options using the alternative strike price over the existing strike price; this charge was fully recognized by December 31, 2012. For the year ended December 31, 2012 the Company recorded $118 for this program.

A summary of option activity is as follows:

	Options	Weighted- Average Exercise Price
Outstanding January 1, 2012	20,852,614	$0.79
Granted	—	0.00
Forfeitures or expirations	(73,907)	1.75
Exercised	(8,018,516)	0.58

Outstanding at December 31, 2012	12,760,191	$0.95
Granted	—	0.00
Forfeitures or expirations	(40,000)	4.11
Exercised	(4,875,500)	0.38

Outstanding at December 31, 2013	7,844,691	$1.29
Granted	—	0.00
Forfeitures or expirations	—	0.00
Exercised	(2,514,621)	0.61

Outstanding at December 31, 2014	5,330,070	$1.61

In 2012, all of the 1,320,833 outstanding options awards granted to nonemployee consultants and special advisers were exercised with a weighted average exercise price of $1.34. After December 31, 2012, there were no remaining option awards outstanding to non-employees.

The following table summarizes information on stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2014	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable at December 31, 2014	Weighted- Average Exercise Price	Aggregate Intrinsic Value at December 31, 2014
$0.70 – $0.70	2,435,000	4.1	0.70	2,285,000	0.70	34,218
$1.07 – $1.07	1,368,891	2.1	1.07	1,368,891	1.07	19,993
$2.03 – $4.03	948,299	3.4	2.19	948,299	2.19	12,790
$5.05 – $5.05	360,000	6.1	5.05	247,500	5.05	2,630
$6.36 – $6.82	122,880	6.5	6.49	72,880	6.48	670
$7.01 – $8.51	95,000	6.7	7.50	65,000	7.51	531

	5,330,070	3.7	$1.61	4,987,570	$1.47	$70,832

Restricted stock

The Company grants restricted stock to employees and directors. All restricted stock awards require future service as a condition of delivery of the underlying shares of common stock along with certain other requirements outlined in the award agreements. Restricted stock awards generally vest over three years.

The following table summarizes information about restricted shares outstanding for the years ended December 31, 2014, 2013 and 2012:

Restricted Stock Awards
Unvested balance at January 1, 2012	1,311,371
Granted	1,209,114
Vested	(1,209,121)
Forfeited	(30,220)

Unvested balance at December 31, 2012	1,281,144
Granted	981,810
Vested	(358,334)

Restricted Stock Awards
Forfeited	(7,743)

Unvested balance at December 31, 2013	1,896,877
Granted	623,088
Vested	(996,385)
Forfeited	(9,641)

Unvested balance at December 31, 2014	1,513,939

As of December 31, 2012 all awards of restricted stock have vested for nonemployee consultants and special advisers. There are no remaining unvested restricted shares to non-employees or special advisers at December 31, 2014.

The following table summarizes the Company’s stock-based compensation expense:

	For the Year Ended December 31,
	2014	2013	2012
Employees and directors option awards	$487	$381	$1,436
Employees and directors restricted stock awards	7,650	6,078	3,814
Nonemployee consultants and special advisers restricted stock awards	—	—	2,187

Total	$8,137	$6,459	$7,437

Stock-based compensation expense related to nonemployee consultants and special advisers was included in professional and consulting fees and stock-based compensation expense related to directors is included in other expenses on the consolidated statements of operations.

The following table summarizes the Company’s unrecognized stock-based compensation expense and remaining vesting period as of December 31, 2014:

	Unrecognized Stock-Based Compensation	Average Remaining Vesting Period
Employees and directors option awards	$415	1.06
Employees and directors restricted stock awards	$10,574	1.41

7. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. In 2014 and 2013 the Company made discretionary contributions in the amount of $588 and $491 respectively. The Company did not make any discretionary contributions for the year ended December 31, 2012.

8. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the Year Ended December 31,
	2014	2013	2012
	(shares in thousands)
Net income	$61,051	$51,537	$11,030

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	131,770	126,651	122,138
Dilutive effect of stock options and unvested restricted stock	6,781	13,146	15,830

Weighted averages shares used in dilutive computation	138,551	139,797	137,968

Basic earnings per share	$0.46	$0.41	$0.09
Dilutive earnings per share	$0.44	$0.37	$0.08

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of options to purchase shares of common stock and restricted shares were included in the diluted earnings per share in the years ended December 31, 2014, 2013 and 2012, respectively. 1,246,888 restricted shares were determined to be anti-dilutive and were not included in the calculation of diluted earnings per share for the year ended December 31, 2014. There were no anti-dilutive shares included in the calculation of diluted earnings per share for the years ended December 31, 2013 and 2012, respectively.

9. Income Taxes

The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2014, 2013 and 2012 as determined in accordance with ASC 740, Income Taxes (“ASC 740”), are as follows:

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State and local	94	—	—
Foreign	—	—	—

	94	—	—

Deferred:
Federal	10,739	—	—
State and local	1,664	—	—
Foreign	—	—	—

	12,403	—	—

Income tax expense from operations	$12,497	$—	$—

The Company has recorded its non-income based taxes as part of other liabilities and other expenses.

Net operating losses – U.S.

The Company has generated net operating losses for tax purposes (“NOL”) during the years ended December 31, 2013 and 2012 and prior periods which may be used to minimize income taxes paid. The following table provides a summary of the NOL activity for the years indicated:

	Year ended December 31,
	2014	2013	2012
Beginning NOL	$(140,959)	$(136,515)	$(106,939)
U.S. GAAP income	77,609	51,537	11,030
Tax differences:
Temporary	(1,425)	5,580	(5,633)
Permanent	(45,064)	(61,561)	(37,618)
Net operating losses expired	—	—	2,645

Ending NOL	$(109,839)	$(140,959)	$(136,515)

Temporary differences are primarily comprised of the timing difference between recognizing expenses for tax purposes and U.S. GAAP purposes associated with rent, stock-based compensation and depreciation of fixed assets.

Permanent differences are primarily comprised of the difference between stock-based compensation amounts recognized for tax purposes and previously expensed at the date of grant for U.S. GAAP purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price). The Company may record additional NOLs from stock-based compensation awards which have been granted to employees and remain unexercised or unvested as of December 31, 2014. See Note 6 for additional details related to outstanding stock compensation awards.

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

Year Ending December 31:
2018	$502
2019	5,101
2021	579
2023	608
2024	1,942
2027	18,039
2028	19,754
2029	14,218
2030	6,385
2031	6,052
2032	32,215
2033	4,444

$109,839

The amounts summarized above are subject to the following annual limitations as indicated by the years such NOLs were incurred:

NOLs generated between	Total	Annual Prospective Limitation	Amount Deemed Worthless
1998 — 2004	$8,731	$524	$3,487
2005 — 2013	101,108	—	—

Net operating losses	$109,839	$524	$3,487

Any NOL amounts not used because of the annual limitation can be used in future periods until expiration.

Net operating losses – Non-U.S.

During the year ended December 31, 2014, the Company’s foreign subsidiaries generated $4,061 of NOLs. At December 31, 2014, a deferred tax asset related to these NOLs has been fully offset by a valuation allowance of $816.

Deferred tax asset

As of December 31, 2014 and 2013, $101,108 and $111,635 of the NOLs has been generated from stock-based compensation amounts recognized for tax purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price) and previously expensed at the date of grant for U.S. GAAP purposes. Since these amounts cannot be recognized as a deferred tax asset under U.S. GAAP, accordingly, a deferred tax asset related to this amount is not recorded.

A reconciliation of the NOL amount presented above and the amount utilized in calculating the deferred tax asset at December 31, 2014 and 2013, respectively, is as follows:

	December 31,
	2014	2013
Net operating losses	$109,839	$140,959
Net operating losses deemed worthless	(3,487)	(3,487)
Unrecognized stock-based compensation	(101,108)	(111,635)

Gross net operating losses available for deferred tax asset	5,244	25,837
Tax rate	38.38%	45.43%

Tax affected	$2,013	$11,738

At December 31, 2014 and 2013, the composition of the deferred tax asset is summarized as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$2,013	$11,738
Foreign net operating losses	816	—
Stock-based compensation	6,046	7,579
Accrued expenses	5,236	—
Deferred rent liability	2,170	1,855
Other	82	82

Deferred tax assets	16,363	21,254
Deferred tax liabilities:
Incentive compensation	4,092	—
Fixed assets	1,965	7
Unrealized gains	—	26

Deferred tax liabilities	6,057	33
Total deferred tax assets less deferred tax liabilities	10,306	21,221
Less: valuation allowance	(816)	(21,221)

Net deferred tax assets and liabilities	$9,490	$—

At December 31, 2014 and 2013, the deferred tax asset has been offset by a valuation allowance of $816 and $21,221 respectively.

During the first quarter of 2014, management determined that although realization is not assured, it believed that it is more likely than not that its gross deferred tax asset would be realized. Therefore, it released the valuation allowance previously recorded resulting in an income tax benefit of $21,221 on the Company’s Consolidated Statements of Operations. In addition, during 2014, the Company generated foreign losses resulting in a deferred tax asset of $816 that is currently not expected to be realized in the foreseeable future and, accordingly, a valuation allowance has been established.

During the third quarter of 2014, the Company completed a state income tax study, which resulted in a reduction in its current baseline operating tax rate in the U.S. from 45% to approximately 38%. The Company recorded a charge to income tax expense in the third quarter to reduce the value of our deferred tax asset, which had previously been recorded using a 45% rate. The Company recorded a credit to additional paid-in capital of $21,893 for the amount of NOLs from stock-based compensation utilized to reduce taxes payable during the period.

A reconciliation of the statutory federal income tax rate of 35% and the Company’s effective rate is as follows:

	December 31,
	2014	2013	2012
Federal statutory rate	35.00%	35.00%	35.00%
Permanent differences	0.69%	0.09%	0.37%
State income tax rate, net of federal benefit	1.55%	10.06%	9.44%
Foreign tax differential	0.82%	—	—
Decrease in valuation allowance	(27.74%)	(45.13%)	(44.82%)
Change in effective state rate	6.86%	—	—
Other differences, net	(0.19%)	(0.02%)	0.01%

Effective rate	16.99%	0.00%	0.00%

Uncertain tax positions

As of December 31, 2014, the Company determined that it has no uncertain tax positions, interest or penalties as defined within ASC 740-10. The Company does not have unrecognized tax benefits. The Company does not believe that it is reasonably possible that the total unrecognized benefits will significantly increase within the next 12 months. The Company is not currently under audit by any taxing authority. Tax returns filed with each jurisdiction remain open to examination under the normal three-year statute of limitations.

10. Shares Repurchased

During the years ended December 31, 2014, 2013 and 2012, the Company repurchased 415,834, 136,641 and 357,123 shares of its Company stock for an aggregate cost of $6,531, $1,613 and $2,261, respectively which were withheld pursuant to the terms of awards granted to employees to cover income tax withholding obligations.

11. Public Offerings

In February 2012, the Company completed a public offering of its common stock at $5.61 per share. The Company sold 1,000,000 shares and certain of our stockholders sold 15,516,587 shares. Proceeds to the Company, less commissions and other direct selling expenses were approximately $4,329 and were used for working capital and other general corporate purposes. In November 2012, the Company completed a second public offering of its common stock where certain of its existing stockholders sold 27,795,630 shares at $6.10 per share. The Company did not sell any stock in the second offering and did not receive any proceeds from the sale of shares of its common stock by the selling stockholders. The Company incurred $353 in expenses in 2012 related to the second offering.

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

The following table summarizes the goodwill activity for the year ended December 31, 2014:

Balance at January 1, 2014	$—
Goodwill acquired during the period	1,676

Balance at December 31, 2014	$1,676

Transaction costs of $1,607 were incurred during the year ended December 31, 2014 in connection with this acquisition. Such expenses are recorded in professional and consulting fees, other and sales and business development in the Company’s Consolidated Statements of Operations.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006

4.3(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006

4.4(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009

4.5(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009

10.1(1)	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust

10.2(2)	Amended and Restated License Agreement between WisdomTree Investments, Inc. and WisdomTree Trust dated March 1, 2012

10.3(1)	WisdomTree Investments, Inc. 1993 Stock Option Plan

10.4(1)	WisdomTree Investments, Inc. 1996 Performance Equity Plan

10.5(1)	WisdomTree Investments, Inc. 1996 Management Incentive Plan

10.6(1)	WisdomTree Investments, Inc. 2000 Performance Equity Plan

10.7(1)	WisdomTree Investments, Inc. 2001 Performance Equity Plan

10.8(1)	WisdomTree Investments, Inc. 2005 Performance Equity Plan

10.9(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 20, 2007

10.10(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 23, 2010

10.11(1)	Form of Restricted Stock Agreement (Multiple Year Vesting) for Executive Officers

10.12(1)	Form of Restricted Stock Agreement (Single Year Vesting) for Executive Officers

10.13(1)	Form of Stock Option Agreement for Executive Officers

10.14(1)	Form of Restricted Stock Agreement for Independent Directors

10.15(1)	Form of Stock Option Agreement for Independent Directors

10.16(1)	Form of Amendment dated January 26, 2009 to Existing Option Agreements between Registrant and Employees

10.17(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated January 26, 2009

10.18(1)	Amendment dated March 30, 2011 to Stock Option Agreements between Registrant and Luciano Siracusano dated January 26, 2009

10.19(1)	Stock Option Agreement between Registrant and Frank Salerno dated July 22, 2005

10.19.1(3)	Further Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Bruce Lavine dated as of April 24, 2012

10.20(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Peter M. Ziemba dated as of May 24, 2011

10.21(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Amit Muni dated as of May 24, 2011

Exhibit Number	Description

10.22(1)	Form of Proprietary Rights and Confidentiality Agreement

10.23(1)	Form of Indemnification Agreement for Officers and Directors

10.24(4)	Employment Agreement between WisdomTree Asset Management, Inc. and Gregory Barton dated as of October 8, 2012

21.1(5)	Subsidiaries of WisdomTree Investments, Inc.

23.1(5)	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1(5)	Rule 13a-14(a) / 15d-14(a) Certifications

31.2(5)	Rule 13a-14(a) / 15d-14(a) Certifications

32.1(5)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(5)	XBRL Instance Document

101.SCH(5)	XBRL Taxonomy Extension Schema Document

101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(5)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(5)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(5)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 26, 2012.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2012.
(5)	Filed herewith.