Form 10-Q
period 2015-03-31
WisdomTree Investments, Inc.
filed 2015-05-11
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, there were 137,033,096 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2015

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,701	$165,284
Accounts receivable	24,600	18,176
Deferred tax asset, net	2,599	3,872
Other current assets	2,051	1,708

Total current assets	180,951	189,040
Fixed assets, net	10,153	10,356
Investments	21,629	13,990
Deferred tax asset, net	3,441	5,618
Goodwill	1,676	1,676
Other noncurrent assets	83	71

Total assets	$217,933	$220,751

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$12,648	$9,983
Compensation and benefits payable	11,070	14,333
Accounts payable and other liabilities	5,920	5,115

Total current liabilities	29,638	29,431
Acquisition payable	2,014	1,757
Deferred rent payable	5,230	5,278

Total liabilities	36,882	36,466

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 136,971 and 134,959; outstanding: 135,553 and 133,445	1,370	1,350
Additional paid-in capital	204,752	209,216
Accumulated other comprehensive loss	(106)	(53)
Accumulated deficit	(24,965)	(26,228)

Total stockholders’ equity	181,051	184,285

Total liabilities and stockholders’ equity	$217,933	$220,751

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Advisory fees	$59,869	$42,609
Other income	272	311

Total revenues	60,141	42,920
Expenses:
Compensation and benefits	19,601	9,355
Fund management and administration	10,168	9,168
Marketing and advertising	3,076	2,578
Sales and business development	1,900	1,301
Professional and consulting fees	1,463	1,795
Occupancy, communications, and equipment	918	900
Depreciation and amortization	220	192
Third party sharing arrangements	283	10
Acquisition contingent payment	257	—
Other	1,235	1,142

Total expenses	39,121	26,441

Income before taxes	21,020	16,479
Income tax expense/(benefit)	8,958	(13,725)

Net income	$12,062	$30,204

Net income per share—basic	$0.09	$0.23

Net income per share—diluted	$0.09	$0.22

Weighted-average common shares—basic	134,075	130,934

Weighted-average common shares—diluted	137,311	138,667

Cash dividends declared per common share	$0.08	$—

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Comprehensive income
Net income	$12,062	$30,204
Other comprehensive loss
Foreign currency translation adjustment	(53)	—

Comprehensive income	$12,009	$30,204

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$12,062	$30,204
Non-cash items included in net income:
Income tax expense/(benefit)	8,608	(13,725)
Depreciation and amortization	220	192
Stock-based compensation	2,344	2,015
Deferred rent	(48)	643
Deferred acquisition contingent payment	257	—
Accretion to interest income and other	3	(111)
Changes in operating assets and liabilities:
Accounts receivable	(6,356)	(224)
Other assets	(359)	18
Fund management and administration payable	2,640	1,358
Compensation and benefits payable	(3,230)	(11,473)
Accounts payable and other liabilities	796	537

Net cash provided by operating activities	16,937	9,434
Cash flows from investing activities:
Purchase of fixed assets	(20)	(3,527)
Purchase of investments	(8,449)	(154)
Proceeds from the redemption of investments	808	61

Net cash used in investing activities	(7,661)	(3,620)
Cash flows from financing activities:
Dividends paid	(10,799)	—
Shares repurchased	(14,070)	(5,426)
Proceeds from exercise of stock options	2,125	76

Net cash used in financing activities	(22,744)	(5,350)

Decrease in cash flow due to changes in foreign exchange rate	(115)	—

Net (decrease)/ increase in cash and cash equivalents	(13,583)	464
Cash and cash equivalents—beginning of period	165,284	104,316

Cash and cash equivalents—end of period	$151,701	$104,780

Supplemental disclosure of cash flow information:
Cash paid for taxes	$350	$14

The accompanying notes are an integral part of these consolidated financial statements

1.	Organization and Description of Business

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

The WisdomTree ETFs are issued in the U.S. by WTT. WTT, a non-consolidated third party, is a Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S. The Boost ETPs are issued by BI. BI, a non-consolidated third party, is a public limited company organized in Ireland. The WisdomTree UCITS ETFs are issued by WTI. WTI, a non-consolidated third party, is a public limited company organized in Ireland.

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

Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and WTT has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for certain expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At March 31, 2015 and December 31, 2014 the balance of accounts receivable from WTT was approximately $23,540 and $17,288, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheet. Revenue from advisory services provided to WTT for the three months ended March 31, 2015 and 2014 was approximately $59,346 and $42,609, respectively.

Revenue from advisory fee services provided to BI and WTI for the three months ended March 31, 2015 was approximately $523.

Third Party Sharing Arrangements

The Company pays a percentage of its advisory fee revenue based on incremental growth in AUM, subject to caps or minimums, to marketing agents to sell WisdomTree ETFs and to intermediaries to include WisdomTree ETFs on their customer platforms.

Segment, Geographic and Customer Information

The Company operates as a single business segment as an ETP sponsor and asset manager providing investment advisory services. Substantially all of the Company’s revenues, pretax income and assets are derived or located in the U.S. The Company maintains operations in Europe through its acquisition of Boost, now known as WisdomTree Europe (Note 11).

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02) Amendments to the Consolidation Analysis, which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), which has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. In April 2015, the FASB proposed a deferral of this ASU’s effective date by one year, to December 15, 2017. The proposed deferral allows early adoption at the original effective date. The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

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

3.	Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	March 31, 2015	December 31, 2014
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$21,629	$13,990

The following table summarizes unrealized gains, losses, and fair value of investments:

	March 31, 2015	December 31, 2014
	Held-to- Maturity	Held-to-Maturity
Cost/amortized cost	$21,629	$13,990
Gross unrealized gains	146	112
Gross unrealized losses	(259)	(386)

Fair value	$21,516	$13,716

The following table sets forth the maturity profile of investments; however these investments may be called prior to maturity date:

	March 31, 2015	December 31, 2014
	Held-to- Maturity	Held-to-Maturity
Due within one year	$—	$—
Due one year through five years	9,380	1,409
Due five years through ten years	825	350
Due over ten years	11,424	12,231

Total	$21,629	$13,990

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

The majority of the Company’s acquisition payable of $2,014 is measured at fair value and is categorized as Level 3. Fair value is determined based on a predefined formula which includes observable and unobservable inputs and is subject to a minimum payout. Inputs to the predefined formula include the contractual minimum payment obligation, European AUM, the Company’s enterprise value over global AUM, and profitability of the European business (Note 11). During the three months ended March 31, 2015, the Company recorded an acquisition contingent payment expense of $257, which represents the expense accrual for expected payments due to the former Boost shareholders primarily driven by increased AUM from the Company’s European business.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

4.	Fixed Assets

The following table summarizes fixed assets:

	March 31, 2015	December 31, 2014
Equipment	$925	$913
Furniture and fixtures	1,620	1,620
Leasehold improvements	8,800	8,795
Less accumulated depreciation and amortization	(1,192)	(972)

Total	$10,153	$10,356

5.	Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the three months ended March 31, 2015 and 2014, were approximately $794 and $826.

Future minimum lease payments with respect to non-cancelable operating leases at March 31, 2015 are approximately as follows:

Remainder of 2015	$2,440
2016	2,976
2017	2,787
2018 and thereafter	32,414

Total	$40,617

The Company’s prior office lease expired in January 2014. In August 2013, the Company entered into a new 16 year lease agreement. Pursuant to the new lease agreement, the Company received lease incentives which include a deferred rent period and a leasehold improvement allowance equal to $3,223. The Company recorded a receivable of $3,223 due from the lessor of its new office space related to its leasehold improvement allowance. The balance at March 31, 2015 and December 31, 2014 was $509 which was included in accounts receivable on the Company’s Consolidated Balance Sheet.

Letter of Credit

The Company collateralized its office lease through a standby letter of credit totaling $1,384. The collateral is included in investments on the Company’s Consolidated Balance Sheet.

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

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2015	5,330,070	$1.61	1,513,939
Granted	—	$—	514,116
Exercised/vested	(2,270,064)	$0.94	(610,299)
Forfeitures	—	$—	—

Balance at March 31, 2015	3,060,006	$2.11	1,417,756

A summary of stock-based compensation expense is as follows:

For the Three Months Ended March 31,
2015	2014
$2,344	$2,015

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2015
	Unrecognized Stock-Based Compensation	Average Remaining Vesting Period
Employees and directors option awards	$307	0.70
Employees and directors restricted stock awards	$17,377	1.90

7.	Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. For the three months ended March 31, 2015 and 2014, the Company made discretionary contributions in the amount of $391 and $285 respectively.

8.	Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2015	2014
Net income	$12,062	$30,204

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	134,075	130,934
Dilutive effect of stock options and unvested restricted stock	3,236	7,733

Weighted averages shares used in dilutive computation	137,311	138,667

Basic earnings per share	$0.09	$0.23
Dilutive earnings per share	$0.09	$0.22

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of options to purchase shares of common stock and restricted shares were included in the diluted earnings per share in the three months ended March 31, 2015, and 2014, respectively. 696 and 545 restricted shares were determined to be anti-dilutive and were not included in the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014 respectively.

9.	Income Taxes

Net operating losses – U.S.

The Company previously generated net operating losses in the U.S. (“NOLs”). The following table summarizes the activity for NOLs for the three months ended March 31, 2015:

December 31, 2014	$(109,839)
U.S. GAAP pretax income	22,481
State income taxes	(350)
Income tax differences:
Temporary	(7,940)
Permanent	(46,143)

March 31, 2015	$(141,791)

During the first quarter of 2014, management determined that although realization is not assured, it believed that it is more likely than not that its gross deferred tax asset would be realized. Therefore, it released the valuation allowance previously recorded resulting in an income tax benefit of $13,725 on the Company’s Consolidated Statements of Operations and Comprehensive Income in the three months ended March 31, 2014 and a corresponding deferred tax asset on the Company’s Consolidated Balance Sheet at March 31, 2014. The balance of the deferred tax asset at March 31, 2015 and December 31, 2014 was $6,040 and $9,490, respectively.

At March 31, 2015 and December 31, 2014, $133,585 and $101,108 of the NOLs were generated from stock-based compensation amounts recognized for tax purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price) in excess of amounts previously expensed at the date of grant for U.S. GAAP purposes. These amounts cannot be recognized as a deferred tax asset under U.S. GAAP. In addition, $3,487 of the NOLs are deemed worthless. Therefore, at March 31, 2015, the Company has no recognized deferred tax assets related to these NOLs.

During the three months ended March 31, 2015, the Company recognized tax expense of $8,958. During the three months ended March 31, 2015, the Company utilized $3,450 of its deferred tax asset and the Company recorded a credit to additional paid-in capital of $5,158 for the amount of NOLs from stock-based compensation utilized to reduce taxes payable during the period. In addition, during the three months ended March 31, 2015, the Company recorded $350 of state income taxes.

In the third quarter of 2014, the Company completed a state tax study which resulted in a reduction of its current baseline operating tax rate in the U.S. from 45% to approximately 38%. The Company reduced the carrying value of its deferred tax asset which had previously been recorded using the higher rate.

A summary of the components of the gross and tax affected deferred tax asset as of March 31, 2015 is as follows:

Stock-based compensation	$9,761
Deferred rent liability	5,605
Other	371

Total gross deferred tax asset	15,737
Income tax rate	38.38%

Tax affected	$6,040

Net operating losses – Non-U.S.

The Company’s foreign subsidiaries generated net operating losses outside the U.S. The following table summarizes the activity for NOLs for the three months ended March 31, 2015:

December 31, 2014	$(4,061)
Foreign subsidiaries loss	(1,461)

March 31, 2015	$(5,522)

At March 31, 2015 and December 31, 2014, a deferred tax asset related to these NOLs has been fully offset by a valuation allowance of $1,105 and $816 respectively.

10.	Shares Repurchased

On October 29, 2014, the Company’s Board of Directors authorized a three-year share repurchase program of up to $100 million. During the three months ended March 31, 2015, the Company repurchased 773 shares of its common stock under this program for an aggregate cost of $14,070. Of these shares, 259 were repurchased to offset tax withholding obligations that occur upon vesting and release of restricted shares for an aggregate cost of $4,385, and 514 shares were repurchased in the open market to offset new shares issued in connection with employee equity grants for an aggregate cost of $9,685. $85,930 remains under this program for future purchases.

During the three months ended March 31, 2014, the Company repurchased 312 shares of its common stock to offset tax withholding obligations that occur upon vesting and release of restricted shares for an aggregate cost of $5,426.

11.	Acquisition and Goodwill

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

Two shareholders of Boost, who owned 88% of Boost prior to the acquisition, became co-CEOs of WisdomTree Europe and are guaranteed a minimum payment of $1,757 for their interest if they terminate their employment without good reason or they are terminated for cause. The Company determined that this minimum payment represents consideration transferred and was recognized and measured at acquisition-date fair value to determine the purchase price. Any future payments made to the co-CEOs in excess of the minimum payments is accounted for separately from the business combination as acquisition contingent payment on the Company’s Consolidated Statements of Operations and Comprehensive Income and represents compensation for post-acquisition services. The obligation to mandatorily redeem the remaining 12% minority shareholders’ interest in Boost is measured at the fair value of the amount of cash that would be paid under the conditions specified in the agreement. Any change in the carrying amount of the liability will be recognized as an expense.

During the three months ended March 31, 2015, the Company incurred $6 of compensation expense and $251 of interest expense, which represents contingent consideration due to the co-CEOs and non-employee shareholders, respectively. These amounts have both been recorded in acquisition contingent payment on the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

The following table summarizes the goodwill activity for the three months ended March 31, 2015:

Balance at January 1, 2015	$1,676
Goodwill acquired during the period	—

Balance at March 31, 2015	$1,676

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

Introduction

We were the sixth largest ETP sponsor in the world based on assets under management (“AUM”), with AUM of $56.1 billion globally as of March 31, 2015. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

Through our operating subsidiaries, we provide investment advisory and other management services to the WisdomTree ETFs, WisdomTree UCITS ETFs and Boost ETPs, collectively offering ETPs covering equity, fixed income, currency, alternatives and commodity asset classes. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETPs’ average daily AUM. Our expenses are predominantly related to selling, operating and marketing our ETPs. We have contracted with third parties to provide certain operational services for the ETPs. We distribute our ETPs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers primarily through our sales force. Our sales efforts are not directed towards the retail segment but rather are directed towards financial or investment advisers that act as intermediaries between the end-client and us.

$55.8 billion of our AUM are from our U.S. listed WisdomTree ETFs. As of March 31, 2015, we were the fifth largest sponsor of ETFs in the United States based on AUM. As the pie chart below reflects, approximately 60% of our U.S. AUM is concentrated in European and Japanese equity exposures which hedge the Euro (trading under the symbol HEDJ) or Yen (trading under the symbol DXJ) against the U.S. dollar. The weakening of the U.S. dollar against the Euro or Yen or negative sentiment towards these two markets may have an adverse effect on our results.

Market Environment

The following charts reflect the U.S. ETF industry flows in total and by broad category:

As the charts above reflect, industry flows were $56.7 billion, which was down from a record setting fourth quarter of 2014. International currency hedged equity ETFs gathered the majority of the flows followed by fixed income ETFs.

Our Operating and Financial Results

The following charts reflect the flows into our U.S. listed ETFs:

For the first quarter of 2015, we experienced a record $13.5 billion of net inflows predominantly into two of our currency hedged equity products, HEDJ and DXJ. Partly offsetting this was $448 million in outflows primarily in our emerging markets product set.

Our operating results translated into solid financial results as reflected in the below chart:

•	Revenues – We recorded record revenues of $60.1 million in the first quarter of 2015, an increase of 40.1% from $42.9 million in the first quarter of last year primarily due to higher average AUM from new inflows.

•	Expenses – Total expenses increased 48.0% compared to the first quarter of last year primarily due to higher incentive compensation due to our record setting inflows in the first quarter. Also included in the first quarter of 2014 were $2.4 million of expenses related to our European listed ETPs, which were acquired in April 2014.

•	Pre-tax income – Pre-tax income reached $21.0 million in the first quarter of 2015, an increase of 27.6% from $16.5 million in the first quarter of last year.

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

	Three Months Ended March 31,
(in thousands)	2015	2014
GAAP total revenue	$60,141	$42,920
Fund management and administration	(10,168)	(9,168)
Third party sharing arrangements	(283)	(10)

Gross margin	$49,690	$33,742

Gross margin percentage	82.6%	78.6%

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
U.S. Listed ETFs
Total ETFs (in millions)
Beginning of period assets	$39,281	$35,823	$34,884
Inflows/(outflows)	13,520	4,496	(502)
Market appreciation/(depreciation)	2,957	(1,038)	(498)

End of period assets	$55,758	$39,281	$33,884

Average assets during the period	$46,391	$37,680	$33,859
ETF Industry and Market Share (in billions)
ETF industry net inflows	$56.7	$119.7	$14.5
WisdomTree market share of industry inflows	23.8%	3.8%	0.0%
International Hedged Equity ETFs (in millions)
Beginning of period assets	$17,760	$13,971	$13,348
Inflows/(outflows)	13,440	4,580	(12)
Market appreciation/(depreciation)	2,725	(791)	(724)

End of period assets	$33,925	$17,760	$12,612

Average assets during the period	$24,559	$15,637	$13,052
U.S. Equity ETFs (in millions)
Beginning of period assets	$9,390	$7,939	$7,181
Inflows	294	968	189
Market appreciation	64	483	135

End of period assets	$9,748	$9,390	$7,505

Average assets during the period	$9,770	$8,833	$7,176

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$6,187	$7,495	$7,448
Outflows	(165)	(836)	(632)
Market appreciation/(depreciation)	46	(472)	(63)

End of period assets	$6,068	$6,187	$6,753

Average assets during the period	$6,147	$7,092	$6,775
International Developed Equity ETFs (in millions)
Beginning of period assets	$3,988	$4,494	$3,864
Inflows/(outflows)	188	(305)	812
Market appreciation/(depreciation)	147	(201)	154

End of period assets	$4,323	$3,988	$4,830

Average assets during the period	$4,111	$4,170	$4,347
Fixed Income ETFs (in millions)
Beginning of period assets	$1,152	$1,379	$1,906
Outflows	(210)	(164)	(306)
Market appreciation/(depreciation)	(38)	(63)	10

End of period assets	$904	$1,152	$1,610

Average assets during the period	$1,018	$1,294	$1,747
Currency ETFs (in millions)
Beginning of period asset	$599	$362	$979
Inflows/(outflows)	(44)	232	(549)
Market appreciation/(depreciation)	10	5	(8)

End of period assets	$565	$599	$422

Average assets during the period	$571	$456	$611
Alternative Strategy ETFs (in millions)
Beginning of period assets	$205	$183	$158
Inflows/(outflows)	17	21	(4)
Market appreciation/(depreciation)	3	1	(2)

End of period assets	$225	$205	$152

Average assets during the period	$215	$198	$151
Average ETF assets during the period
International hedged equity ETFs	53%	42%	39%
U.S. equity ETFs	21%	23%	21%
Emerging markets equity ETFs	14%	19%	20%
International developed equity ETFs	9%	11%	13%
Fixed income ETFs	2%	3%	5%
Currency ETFs	1%	1%	2%
Alternative strategy ETFs	0%	1%	0%

Total	100%	100%	100%

Average ETF advisory fee during the period
Alternative strategy ETFs	0.95%	0.95%	0.94%
Emerging markets equity ETFs	0.71%	0.70%	0.66%
International developed equity ETFs	0.56%	0.56%	0.56%
International hedged equity ETFs	0.53%	0.51%	0.49%
Fixed income ETFs	0.52%	0.53%	0.55%
Currency ETFs	0.50%	0.49%	0.49%
U.S. equity ETFs	0.35%	0.35%	0.35%

Blended total	0.52%	0.52%	0.51%

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Number of ETFs—end of the period
International developed equity ETFs	17	17	16
U.S. equity ETFs	13	13	13
International hedged equity ETFs	13	12	6
Fixed income ETFs	11	12	12
Emerging markets equity ETFs	8	8	7
Currency ETFs	6	6	6
Alternative strategy ETFs	2	2	2

Total	70	70	62

European Listed ETPs
Total ETPs (in thousands)
Beginning of period assets	$165,018	$123,210
Inflows	145,381	82,175
Market depreciation	(21,598)	(40,367)

End of period assets	$288,801	$165,018

Average ETP advisory fee during the period	0.81%	0.78%
Number of ETPs—end of period	57	50
Total UCITS ETFs (in thousands)
Beginning of period assets****	$16,179	$—
Inflows	28,851	16,036
Market appreciation	816	143

End of period assets	$45,846	$16,179

Average ETP advisory fee during the period	0.40%	0.38%
Number of ETPs—end of period	6	6

U.S. headcount	109	101	90

European headcount	27	23

Note: Previously issued statistics may be restated due to trade adjustments.

Source: Investment Company Institute, Bloomberg, WisdomTree

****	UCITS first launched October 24, 2014

Three Months Ended March 31, 2015 Compared to March 31, 2014

Revenues

	Three Months Ended March 31,		Change	Percent Change
	2015	2014
U.S. listed-Average assets under management (in millions)	$46,391	$33,859	$12,532	37.0%
U.S. listed-Average ETF advisory fee	0.52%	0.51%	0.01
Advisory fees (in thousands)	$59,869	$42,609	$17,260	40.5%
Other income (in thousands)	272	311	(39)	(12.5%)

Total revenues (in thousands)	$60,141	$42,920	$17,221	40.1%

Advisory fees

Advisory fees revenue increased 40.5% from $42.6 million in the three months ended March 31, 2014 to $59.9 million in the comparable period in 2015. This increase was primarily due to higher average AUM from our net inflow levels and higher average fee capture. Our average advisory fee for our U.S. listed ETFs was 0.52% as compared to 0.51% for the same period last year due to inflows into our higher priced ETFs, primarily HEDJ. Included in the first quarter of 2015 was $0.5 million in advisory fees revenue from our European listed ETPs, which were acquired in April 2014.

Other income

Other income decreased 12.5% from $0.31 million in the three months ended March 31, 2014 to $0.27 million in the comparable period in 2015. We recorded a realized gain on foreign currency we held in connection with our acquisition of Boost in the year ago quarter.

Expenses

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2015	2014
Compensation and benefits	$19,601	$9,355	$10,246	109.5%
Fund management and administration	10,168	9,168	1,000	10.9%
Marketing and advertising	3,076	2,578	498	19.3%
Sales and business development	1,900	1,301	599	46.0%
Professional and consulting fees	1,463	1,795	(332)	(18.5%)
Occupancy, communications and equipment	918	900	18	2.0%
Depreciation and amortization	220	192	28	14.6%
Third-party sharing arrangements	283	10	273	2730.0%
Acquisition contingent payment	257	—	257	n/a
Other	1,235	1,142	93	8.1%

Total expenses	$39,121	$26,441	$12,680	48.0%

	Three Months Ended March 31,
As a Percent of Revenues:	2015	2014
Compensation and benefits	32.6%	21.8%
Fund management and administration	16.8%	21.4%
Marketing and advertising	5.1%	6.0%
Sales and business development	3.2%	3.0%
Professional and consulting fees	2.4%	4.2%
Occupancy, communications and equipment	1.5%	2.1%
Depreciation and amortization	0.4%	0.4%
Third-party sharing arrangements	0.5%	0.0%
Acquisition contingent payment	0.4%	0.0%
Other	2.1%	2.7%

Total expenses	65.0%	61.6%

Compensation and benefits

Compensation and benefits expense increased 109.5% from $9.4 million in the three months ended March 31, 2014 to $19.6 million in the comparable period in 2015. This increase was primarily due to higher accrued incentive compensation due to our record setting inflow levels experienced in the quarter. In addition, we incurred higher payroll taxes due to year-end bonus payments and employees exercising previously granted equity awards as well as higher headcount related expenses to support our growth. Included in the quarter was $1.1 million in compensation costs for employees associated with our European listed ETPs. Our headcount was 109 in the U.S. and 136 globally at March 31, 2015.

Fund management and administration

Fund management and administration expense increased 10.9% from $9.2 million in the three months ended March 31, 2014 to $10.2 million in the comparable period in 2015. Fees associated with higher inflow levels, average AUM and number of ETFs increased, partly offset by lower fees as a result of changing our fund accounting, administration and custody service provider in April 2014. We also incurred additional costs for our European listed ETPs which were acquired in April 2014. We had 70 U.S. listed ETFs, 57 European listed ETPs and 6 UCITS ETFs at March 31, 2015 compared to 70 U.S. listed ETFs at March 31, 2014.

Marketing and advertising

Marketing and advertising expense increased 19.3% from $2.6 million in the three months ended March 31, 2014 to $3.1 million in the comparable period in 2015 primarily due to higher levels of print and on-line advertising.

Sales and business development

Sales and business development expense increased 46.0% from $1.3 million in the three months ended March 31, 2014 to $1.9 million in the comparable period in 2015 primarily due to higher spending for sales related activities.

Professional and consulting fees

Professional and consulting fees decreased 18.5% from $1.8 million in the three months ended March 31, 2014 to $1.5 million in the comparable period in 2015. In the first quarter of last year, we incurred advisory fees in connection with our acquisition of Boost as well as higher technology consulting fees related to moving our office space.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged at $0.9 million as compared to the three months ended March 31, 2014.

Depreciation and amortization

Depreciation and amortization expense was also relatively unchanged at $0.2 million as compared to the three months ended March 31, 2014.

Third-party sharing arrangements

Third-party sharing arrangements increased to $0.3 million in the three months ended March 31, 2015 primarily due to higher fees to our marketing agents in Latin America and to listing our ETFs on a third party customer platform.

Acquisition contingent payment

Acquisition contingent payment expense was $0.3 million in the three months ended March 31, 2015. This represents the expense accrual for expected payments due to the former Boost shareholders related to our acquisition in April 2014 primarily driven by increased AUM from our European business.

Other

Other expenses increased 8.1% from $1.1 million in the three months ended March 31, 2014 to $1.2 million in the comparable period in 2015 primarily due to higher general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2015	December 31, 2014
Balance Sheet Data (in thousands):
Cash and cash equivalents	$151,701	$165,284
Investments	$21,629	$13,990
Accounts receivable	$24,600	$18,176
Total liabilities	$36,882	$36,466

	Three Months Ended March 31,
	2015	2014
Cash Flow Data (in thousands):
Operating cash flows	$16,937	$9,434
Investing cash flows	(7,661)	(3,620)
Financing cash flows	(22,744)	(5,350)
Foreign exchange rate effect	(115)	—

(Decrease)/increase in cash and cash equivalents	$(13,583)	$464

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

Cash and cash equivalents decreased by $13.6 million in the first three months of 2015 to $151.7 million at March 31, 2015 primarily due to $14.1 million of cash used to repurchase 773 shares of our common stock under our share repurchase program, $10.8 million used for our quarterly dividend and $8.4 million used to purchase investments. Partly offsetting these decreases was an increase of $16.9 million of cash from our operating activities due to record inflow levels and $2.1 million of proceeds from employees exercising stock options.

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

Capital Resources

Our principal source of financing is our operating cash flows. We believe that current cash flows generated by our operating activities should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. As a result, we expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. In the fourth quarter of 2014, we announced a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase up to $100 million of our common stock over three years, including purchases to offset future equity grants made under our equity plans. During the three months ended March 31, 2015, we repurchased 773 shares of our common stock under the repurchase program for an aggregate cost of $14.1 million.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of March 31, 2015.

	Total	Payments Due by Period (in thousands)

		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$40,617	$2,440	$5,763	$8,334	$24,080
Acquisition payable	$2,014			$2,014

The Company is required to redeem the acquisition payable, which represents the remaining 25% non-controlling interest held by the former Boost shareholders in WisdomTree Europe in 2018. The ultimate price for the remaining interest will be determined by a predefined formula based on European AUM at the time of redemption and will be tied to our enterprise value over global AUM at the time of payout, and affected by profitability of the European business. The payout will be in cash over two years.

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

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02) Amendments to the Consolidation Analysis, which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), which has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. In April 2015, the FASB proposed a deferral of this ASU’s effective date by one year, to December 15, 2017. The proposed deferral allows early adoption at the original effective date. The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describes key aspects of the market risk to the Company.

Market Risk

Market risk to us generally represents the risk of changes in the value of financial instruments held in the portfolios of the WisdomTree ETPs that generally result from fluctuations in securities prices, foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all of our revenue is derived from advisory agreements for the WisdomTree ETFs. Under these agreements, the advisory fee we receive is based on the market value of the assets in the WisdomTree ETF portfolios we manage.

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

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $173.3 million and $179.3 million as of March 31, 2015 and December 31, 2014, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should carefully consider the information set forth in this Report, as well as the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2015 to January 31, 2015	258,520	$16.96	258,520
February 1, 2015 to February 28, 2015	514,116	$18.84	514,116
March 1, 2015 to March 31, 2015	—	$—	—

Total	772,636	$18.21	772,636	$85,930

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100 million. During the three months ended March 31, 2015, we repurchased 772,636 shares of our common stock under this program for an aggregate cost of $14.1 million. Of these shares, 258,520 were repurchased to offset tax withholding obligations that occur upon vesting and release of restricted shares for an aggregate cost of $4.4 million, and 514,116 shares were repurchased in the open market to offset new shares issued in connection with employee equity grants for an aggregate cost of $9.7 million. $85.9 million remains under this program for future purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Reference Exhibit No.

3.1 (1)	Amended and Restated Certificate of Incorporation.	3.1

3.2 (1)	Amended and Restated Bylaws.	3.2

4.1 (1)	Specimen Common Stock Certificate.	4.1

4.2 (1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3 (1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4 (1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5 (1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

31.1 (2)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act.

31.2 (2)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act.

32 (2)	Section 1350 Certification.

101 (2)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on June 30, 2011.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May 2015.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer and President
(Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)