Form 10-Q
period 2015-06-30
WisdomTree Investments, Inc.
filed 2015-08-10
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, there were 138,038,503 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report may include statements about:

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$189,272	$165,284
Accounts receivable	28,652	18,176
Deferred tax asset, net	6,560	3,872
Other current assets	3,543	1,708

Total current assets	228,027	189,040
Fixed assets, net	10,274	10,356
Investments	21,247	13,990
Deferred tax asset, net	3,519	5,618
Goodwill	1,676	1,676
Other noncurrent assets	463	71

Total assets	$265,206	$220,751

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$13,263	$9,983
Compensation and benefits payable	21,725	14,333
Accounts payable and other liabilities	5,368	5,115

Total current liabilities	40,356	29,431
Acquisition payable	2,278	1,757
Deferred rent payable	5,183	5,278

Total liabilities	47,817	36,466

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 137,770 and 134,959; outstanding: 136,313 and 133,445	1,377	1,350
Additional paid-in capital	227,975	209,216
Accumulated other comprehensive loss	(175)	(53)
Accumulated deficit	(11,788)	(26,228)

Total stockholders’ equity	217,389	184,285

Total liabilities and stockholders’ equity	$265,206	$220,751

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Advisory fees	$81,320	$43,938	$141,189	$86,547
Other income	239	190	511	501

Total revenues	81,559	44,128	141,700	87,048
Expenses:
Compensation and benefits	18,669	7,551	38,270	16,906
Fund management and administration	11,208	7,818	21,376	16,986
Marketing and advertising	3,628	2,726	6,704	5,304
Sales and business development	2,076	1,727	3,976	3,028
Professional and consulting fees	1,604	1,840	3,067	3,635
Occupancy, communications and equipment	943	853	1,861	1,753
Depreciation and amortization	223	201	443	393
Third party sharing arrangements	497	115	780	125
Acquisition contingent payment	264	—	521	—
Other	1,509	1,164	2,744	2,306

Total expenses	40,621	23,995	79,742	50,436

Income before taxes	40,938	20,133	61,958	36,612
Income tax expense/(benefit)	16,766	9,531	25,724	(4,194)

Net income	$24,172	$10,602	$36,234	$40,806

Net income per share—basic	$0.18	$0.08	$0.27	$0.31

Net income per share—diluted	$0.18	$0.08	$0.26	$0.29

Weighted-average common shares—basic	135,895	131,533	134,990	131,235

Weighted-average common shares—diluted	137,951	138,258	137,620	138,501

Cash dividends declared per common share	$0.08	$—	$0.16	$—

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income
Net income	$24,172	$10,602	$36,234	$40,806
Other comprehensive loss
Foreign currency translation adjustment	(69)	—	(122)	—

Comprehensive income	$24,103	$10,602	$36,112	$40,806

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$36,234	$40,806
Non-cash items included in net income:
Income tax expense/(benefit)	25,218	(4,194)
Depreciation and amortization	443	393
Stock-based compensation	4,952	4,045
Deferred rent	(70)	1,286
Accretion to interest income and other	6	(79)
Changes in operating assets and liabilities:
Accounts receivable	(10,318)	2,546
Other assets	(2,279)	(1,230)
Deferred acquisition contingent payment	521	—
Fund management and administration payable	3,219	(473)
Compensation and benefits payable	7,290	(9,887)
Accounts payable and other liabilities	316	(553)

Net cash provided by operating activities	65,532	32,660
Cash flows from investing activities:
Purchase of fixed assets	(364)	(3,741)
Purchase of investments	(8,449)	(1,237)
Cash acquired on acquisition	—	1,349
Proceeds from the redemption of investments	1,187	803

Net cash used in investing activities	(7,626)	(2,826)
Cash flows from financing activities:
Dividends paid	(21,794)	—
Shares repurchased	(15,264)	(5,426)
Proceeds from exercise of stock options	3,293	116

Net cash used in financing activities	(33,765)	(5,310)

(Decrease)/increase in cash flow due to changes in foreign exchange rate	(153)	7

Net increase in cash and cash equivalents	23,988	24,531
Cash and cash equivalents—beginning of period	165,284	104,316

Cash and cash equivalents—end of period	$189,272	$128,847

Supplemental disclosure of cash flow information:
Cash paid for taxes	$356	$21

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

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its subsidiaries in the U.S., U.K., Jersey and Ireland (collectively, “WisdomTree” or the “Company”), is an ETP sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, fixed income, currency, alternative and commodity asset classes. The Company has the following operating subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the SEC providing investment advisory and other management services to WisdomTree Trust (“WTT”) and WisdomTree exchange traded funds (“ETFs”).

•	Boost Management Limited (“BML” or “Boost”) is a Jersey based investment manager providing investment and other management services to Boost Issuer PLC (“BI”) and Boost ETPs.

•	WisdomTree Europe Limited (“WisdomTree Europe”) is a U.K. based company registered with the Financial Conduct Authority providing management and other services to BML and WTML.

•	WisdomTree Management Limited (“WTML”) is an Ireland based investment manager providing investment and other management services to WisdomTree Issuer plc (“WTI”) and WisdomTree UCITS ETFs.

•	WisdomTree Japan K. K. (“WTJ”) is a Japan based company that is currently applying for requisite regulatory business registrations to offer WisdomTree ETPs in Japan.

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

Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and WTT has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for certain expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At June 30, 2015 and December 31, 2014, the balance of accounts receivable from WTT was approximately $27,127 and $17,288, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenue from advisory services provided to WTT for the three months ended June 30, 2015 and 2014 was approximately $80,409 and $43,753, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $139,755 and $86,362, respectively.

At June 30, 2015 and December 31, 2014, the balance of accounts receivable from BI and WTI was approximately $722 and $157, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenue from advisory fee services provided to BI and WTI for the three months ended June 30, 2015 and 2014 was approximately $911 and $185, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $1,434 and $185, respectively.

Third-Party Sharing Arrangements

The Company pays a percentage of its advisory fee revenue based on incremental growth in AUM, subject to caps or minimums, to marketing agents to sell WisdomTree ETFs and for including WisdomTree ETFs on third party customer platforms.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

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

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	June 30, 2015	December 31, 2014
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$21,247	$13,990

The following table summarizes unrealized gains, losses and fair value of investments:

	June 30, 2015	December 31, 2014
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$21,247	$13,990
Gross unrealized gains	83	112
Gross unrealized losses	(573)	(386)

Fair value	$20,757	$13,716

The following table sets forth the maturity profile of investments; however these investments may be called prior to maturity date:

	June 30, 2015	December 31, 2014
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	9,376	1,409
Due five years through ten years	825	350
Due over ten years	11,046	12,231

Total	$21,247	$13,990

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

The majority of the Company’s acquisition payable of $2,278 is measured at fair value and is categorized as Level 3. Fair value is determined based on a predefined formula which includes observable and unobservable inputs and is subject in part to a minimum payout. Inputs to the predefined formula include the contractual minimum payment obligation, European AUM, the Company’s enterprise value over global AUM, and profitability of the European business (Note 11). During the three and six months ended June 30, 2015, the Company recorded an acquisition contingent payment expense of $264 and $521, respectively, which represents the expense accrual for expected payments due to the former Boost shareholders primarily driven by increased AUM from the Company’s European business.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

4. Fixed Assets

The following table summarizes fixed assets:

	June 30, 2015	December 31, 2014
Equipment	$1,004	$913
Furniture and fixtures	1,789	1,620
Leasehold improvements	8,896	8,795
Less accumulated depreciation and amortization	(1,415)	(972)

Total	$10,274	$10,356

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended June 30, 2015 and 2014 were approximately $829 and $768, and for the six months ended June 30, 2015 and 2014 were approximately $1,623 and $1,594.

Future minimum lease payments with respect to non-cancelable operating leases at June 30, 2015 are approximately as follows:

Remainder of 2015	$1,938
2016	3,645
2017	3,389
2018 and thereafter	33,082

Total	$42,054

The Company’s prior U.S. office lease expired in January 2014. In August 2013, the Company entered into a new 16 year lease agreement. Pursuant to the new lease agreement, the Company received lease incentives which include a deferred rent period and a leasehold improvement allowance equal to $3,223. At that time, the Company recorded a receivable of $3,223 due from the lessor of its new office space related to its leasehold improvement allowance. The balance at June 30, 2015 and December 31, 2014 was $509, which was included in accounts receivable on the Company’s Consolidated Balance Sheets.

In May 2015, the Company entered into a new three-year lease agreement for office space in Japan. Pursuant to the new lease agreement, the Company received a lease incentive of a deferred rent period equal to ¥10,440, or $85.

In July 2015, the Company entered into a new five-year lease agreement for office space in the U.K. Pursuant to the new lease agreement, the Company received a lease incentive of a deferred rent period equal to £26, or $41.

Letter of Credit

The Company collateralized its U.S. office lease through a standby letter of credit totaling $1,384. The collateral is included in investments on the Company’s Consolidated Balance Sheets.

Contingencies

The Company is subject to various routine reviews and inspections by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation or other legal proceedings that are expected to have a material impact on its business, financial position or results of operations.

6. Stock-Based Awards

The Company grants equity awards to employees and directors. Options are issued for terms of ten years and vest between two to four years. Options are issued with an exercise price equal to the fair value of the Company on the date of grant. The Company estimated the fair value for options using the Black-Scholes option pricing model. All restricted stock and option awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions. Restricted stock awards generally vest over three years.

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2015	5,330,070	$1.61	1,513,939
Granted	—	$—	598,244
Exercised/vested	(3,052,358)	$1.08	(650,331)
Forfeitures	—	$—	(4,523)

Balance at June 30, 2015	2,277,712	$2.32	1,457,329

A summary of stock-based compensation expense is as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
$2,608	$2,030	$4,952	$4,045

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2015
	Unrecognized Stock-Based Compensation	Average Remaining Vesting Period
Employees and directors option awards	$206	0.50
Employees and directors restricted stock awards	$16,651	1.73

7. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits.

A summary of the Company made discretionary contributions is as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
$106	$108	$497	$393

8. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(shares in thousands)		(shares in thousands)
Net income	$24,172	$10,602	$36,234	$40,806

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	135,895	131,533	134,990	131,235
Dilutive effect of stock options and unvested restricted stock	2,056	6,725	2,630	7,266

Weighted averages shares used in dilutive computation	137,951	138,258	137,620	138,501

Basic earnings per share	$0.18	$0.08	$0.27	$0.31
Dilutive earnings per share	$0.18	$0.08	$0.26	$0.29

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of options to purchase shares of common stock and restricted shares were included in the diluted earnings per share in the three and six months ended June 30, 2015, and 2014, respectively. 84 and 585 restricted shares were determined to be anti-dilutive and were not included in the calculation of diluted earnings per share for the three months ended June 30, 2015 and 2014, respectively. 548 and 986 restricted shares were determined to be anti-dilutive and were not included in the calculation of diluted earnings per share for the six months ended June 30, 2015 and 2014, respectively.

9. Income Taxes

Net operating losses – U.S.

The Company has generated net operating losses in the U.S. (“NOLs”). The following table summarizes the activity for NOLs for the six months ended June 30, 2015:

December 31, 2014	$(109,839)
U.S. GAAP pretax income	65,548
State income taxes	(506)
Income tax differences:
Temporary	2,583
Permanent	(58,207)

June 30, 2015	$(100,421)

During the first quarter of 2014, management determined that although realization is not assured, it believed that it is more likely than not that its gross deferred tax asset would be realized. Therefore, it released the valuation allowance previously recorded, resulting in an income tax benefit of $13,725 on the Company’s Consolidated Statements of Operations and Comprehensive Income in the three months ended March 31, 2014 and a corresponding deferred tax asset on the Company’s Consolidated Balance Sheets at March 31, 2014. The balance of the deferred tax asset at June 30, 2015 and December 31, 2014 was $10,079 and $9,490, respectively.

At June 30, 2015 and December 31, 2014, $92,214 and $101,108 of the NOLs were generated from stock-based compensation amounts recognized for tax purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price) in excess of amounts previously expensed at the date of grant for U.S. GAAP purposes. These amounts cannot be recognized as a deferred tax asset under U.S. GAAP. In addition, $3,487 of the NOLs are deemed worthless. Therefore, at June 30, 2015, the Company has no recognized deferred tax assets related to these NOLs.

During the three and six months ended June 30, 2015, the Company recognized tax expense of $16,766 and $25,724. During the six months ended June 30, 2015, the Company’s deferred tax asset increased by $589 and the Company recorded a credit to additional paid-in capital of $25,807 for the amount of NOLs from stock-based compensation utilized to reduce taxes payable during the period. In addition, during the three and six months ended June 30, 2015, the Company recorded $156 and $506 of state income taxes.

During the three and six months ended June 30, 2014, the Company recognized a tax expense of $9,531 and a tax benefit of $4,194. During the six months ended June 30, 2014, the Company utilized $4,238 of its deferred tax asset and recorded a credit to additional paid-in capital of $5,293 for the amount of NOLs from stock-based compensation utilized to reduce taxes payable during the period.

In the third quarter of 2014, the Company completed a state tax study which resulted in a reduction of its current baseline operating tax rate in the U.S. from 45% to approximately 38%. The Company reduced the carrying value of its deferred tax asset which had previously been recorded using the higher rate.

A summary of the components of the gross and tax affected deferred tax asset as of June 30, 2015 is as follows:

Stock-based compensation	$9,124
Deferred rent liability	5,557
NOLs	4,720
Accrued expenses	20,645
Incentive compensation	(8,884)
Fixed assets	(5,119)
Other	217

Total deferred components	26,260
Income tax rate	38.38%

Tax affected	$10,079

Net operating losses – Non-U.S.

The Company’s foreign subsidiaries generated net operating losses outside the U.S. The following table summarizes the activity for NOLs for the six months ended June 30, 2015:

December 31, 2014	$(4,061)
Foreign subsidiaries loss	(3,095)

June 30, 2015	$(7,156)

At June 30, 2015 and December 31, 2014, a deferred tax asset related to these NOLs has been fully offset by a valuation allowance of $1,423 and $816, respectively.

10. Shares Repurchased

On October 29, 2014, the Company’s Board of Directors authorized a three-year share repurchase program of up to $100 million. During the three months ended June 30, 2015, the Company repurchased 62 shares of its common stock under this program for an aggregate cost of $1,194. During the six months ended June 30, 2015, the Company repurchased 835 shares of its common stock under this program for an aggregate cost of $15,264. Of these shares, 259 were repurchased to offset tax withholding obligations that occur upon vesting and release of restricted shares for an aggregate cost of $4,385, and 576 shares were repurchased in the open market to offset new shares issued in connection with employee equity grants for an aggregate cost of $10,879. $84,736 remains under this program for future purchases.

During the three and six months ended June 30, 2014, the Company repurchased 312 shares of its common stock to offset tax withholding obligations that occur upon vesting and release of restricted shares for an aggregate cost of $5,426.

11. Acquisition and Goodwill

On April 15, 2014, the Company completed its acquisition of Boost, a U.K. and Jersey based ETP sponsor, now known as WisdomTree Europe, as part of the Company’s strategy to expand internationally. Under the terms of the agreement, the Company owns 75% of WisdomTree Europe and the former Boost shareholders own 25%. The Company will acquire the remaining 25% ownership interest on or about March 31, 2018 using a predefined formula based on the 180-day average of European AUM at December 31, 2017 and will be tied to the Company’s enterprise value over the 180-day average of global AUM at December 31, 2017, and affected by profitability of the European business. No consideration was transferred on the acquisition date. The ultimate payout will be made in cash over two years.

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

During the three and six months ended June 30, 2015, the Company incurred $110 and $116 of compensation expense and $154 and $405 of interest expense, which represents contingent consideration due to the co-CEOs and non-employee shareholders, respectively. These amounts have both been recorded in acquisition contingent payment on the Company’s Consolidated Statements of Operations and Comprehensive Income.

Because the Company is required to redeem the shares from the former Boost shareholders on or about March 31, 2018 using a predefined formula, under U.S. GAAP, the Company does not reflect the 25% interest held by the former Boost shareholders in WisdomTree Europe as non-controlling interest.

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

The following table summarizes the goodwill activity for the six months ended June 30, 2015:

Balance at January 1, 2015	$1,676
Goodwill acquired during the period	—

Balance at June 30, 2015	$1,676

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Introduction

We were the sixth largest ETP sponsor in the world based on assets under management (“AUM”), with AUM of $61.9 billion globally as of June 30, 2015. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

$61.3 billion of our AUM are from our U.S. listed WisdomTree ETFs. As of June 30, 2015, we were the fifth largest sponsor of ETFs in the United States based on AUM. As the pie chart below reflects, 62% of our U.S. AUM is concentrated in European and Japanese equity exposures which hedge the Euro (trading under the symbol HEDJ) or Yen (trading under the symbol DXJ) against the U.S. dollar. The weakening of the U.S. dollar against the Euro or Yen or negative sentiment towards these two markets may have an adverse effect on our results.

Market Environment

The following charts reflect the U.S. ETF industry flows in total and by broad category:

Source: Investment Company Institute, WisdomTree

As the charts above reflect, industry flows were $42.3 billion, which declined from the first quarter of 2015. International unhedged equity ETFs gathered the majority of the flows followed by hedged international equities. Fixed income flows were at the lowest levels as compared to the last several quarters.

Industry Developments

The ETF industry continues to be extremely competitive and competition is increasing in the currency hedged category. For example, both Deutsche Bank and iShares have expanded their currency hedged equity product lines, at fees generally equivalent with our comparable ETFs, and several other sponsors have listed currency hedged products at lower price points. We do not know what effect, if any, the launch of these ETFs may have on our business. Within the ETF industry, being first or one of the first providers of ETFs in a particular asset class can be a significant advantage, as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies positions us well to maintain our place as an ETF industry leader.

In June 2015, the SEC issued a request for public comment on topics related to the listing and trading of exchange-traded products on national securities exchanges and sales of these products by broker-dealers. We believe such a request for comments from industry experts and participants represents an effort by the SEC to help inform itself on matters of importance as the ETP market grows in size, number of product types and number of product issuers and industry participants, although this could lead to increased scrutiny and/or additional obligations.

One area of particular interest to the SEC and other regulators has been the question of liquidity in the fixed income market generally, as well as the role played by fixed income ETFs. Although WisdomTree currently has only a small percentage of our AUM in fixed income ETFs, we believe the structural benefits of the ETFs make ETFs a competitive product structure for many types of fixed income investments.

In December 2014, the SEC granted Eaton Vance and related parties an exemption from certain provisions of the Investment Company Act to permit the offering of a form of non-transparent exchange traded managed funds. In July 2015, the SEC approved the listing and trading of 18 Eaton Vance NextShares™ on the NASDAQ Stock Market. Some industry observers believe that non-transparent exchange traded products may allow traditional actively managed mutual fund sponsors to compete more effectively against ETFs. We believe one of the benefits of the ETF structure, particularly with WisdomTree ETFs, is its daily transparency of ETF portfolio holdings, which these proposed non-transparent products will not provide. We offer fully transparent actively managed ETFs as well as passive ETFs.

In April 2015, the Department of Labor proposed a rule that would require financial professionals to abide by a “fiduciary” standard and act in the best interest of their clients with respect to investments governed by the Employee Retirement Income Security Act (ERISA), such as 401(k) plans and IRAs. Investment advisers registered with the SEC already are held to this standard. However, brokers are primarily held to a standard of “suitability,” which requires them to reasonably believe that any investment recommendation they give is suitable for an investor’s objectives, means and age. When financial professionals are governed by a suitability standard in recommending investments to their clients, we believe that ETFs are competitive with traditional investment products. If the fiduciary standard were to replace the suitability standard, we believe that ETFs’ competitiveness generally would increase due to the inherent benefits of ETFs – transparency, liquidity and tax efficiency.

Our Operating and Financial Results

The following charts reflect the flows into our U.S. listed ETFs:

In the second quarter of 2015, we experienced $6.6 billion of net inflows predominantly into two of our currency hedged equity products, HEDJ and DXJ, as well as $1.0 billion in our other ETFs.

Our operating results translated into solid financial results as reflected in the below chart:

•	Revenues – We recorded record revenues of $81.6 million in the second quarter of 2015, an increase of 84.8% from $44.1 million in the second quarter of last year primarily due to higher average AUM from new inflows.

•	Expenses – Total expenses increased 69.3% compared to the second quarter of last year primarily due to higher incentive compensation due to our record setting inflow levels and increased headcount to support our growth. Also included in the second quarter of 2015 were $2.9 million of expenses related to our European listed ETPs.

•	Net tax income – Net income reached $24.2 million in the second quarter of 2015, an increase of 128.0% from $10.6 million in the second quarter of last year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
GAAP total revenue	$81,559	$44,128	$141,700	$87,048
Fund management and administration	(11,208)	(7,818)	(21,376)	(16,986)
Third-party sharing arrangements	(497)	(115)	(780)	(125)

Gross margin	$69,854	$36,195	$119,544	$69,937

Gross margin percentage	85.6%	82.0%	84.4%	80.3%

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
U.S. Listed ETFs
Total ETFs (in millions)
Beginning of period assets	$55,758	$39,281	$33,884	$39,281	$34,884
Inflows/(outflows)	6,598	13,520	334	20,118	(168)
Market appreciation/(depreciation)	(1,057)	2,957	1,282	1,900	784

End of period assets	$61,299	$55,758	$35,500	$61,299	$35,500

Average assets during the period	$61,153	$46,391	$34,141	$53,772	$34,000
ETF Industry and Market Share (in billions)
ETF industry net inflows	$42.3	$55.5	$57.7	$97.8	$72.2
WisdomTree market share of industry inflows	15.6%	24.4%	0.6%	20.6%	0.0%
International Hedged Equity ETFs (in millions)
Beginning of period assets	$33,925	$17,760	$12,612	$17,760	$13,348
Inflows/(outflows)	6,083	13,440	(502)	19,523	(514)
Market appreciation/(depreciation)	(786)	2,725	447	1,939	(277)

End of period assets	$39,222	$33,925	$12,557	$39,222	$12,557

Average assets during the period	$38,548	$24,559	$12,189	$31,553	$12,620
U.S. Equity ETFs (in millions)
Beginning of period assets	$9,748	$9,390	$7,505	$9,390	$7,181
Inflows/(outflows)	(320)	294	221	(26)	410
Market appreciation/(depreciation)	(183)	64	326	(119)	461

End of period assets	$9,245	$9,748	$8,052	$9,245	$8,052

Average assets during the period	$9,664	$9,770	$7,721	$9,717	$7,448
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$6,068	$6,187	$6,753	$6,187	$7,448
Inflows/(outflows)	250	(165)	388	85	(244)
Market appreciation/(depreciation)	(74)	46	465	(28)	402

End of period assets	$6,244	$6,068	$7,606	$6,244	$7,606

Average assets during the period	$6,336	$6,147	$7,088	$6,242	$6,932
International Developed Equity ETFs (in millions)
Beginning of period assets	$4,323	$3,988	$4,830	$3,988	$3,864
Inflows	497	188	518	685	1,330
Market appreciation/(depreciation)	9	147	(8)	156	146

End of period assets	$4,829	$4,323	$5,340	$4,829	$5,340

Average assets during the period	$4,790	$4,111	$5,135	$4,450	$4,741
Fixed Income ETFs (in millions)
Beginning of period assets	$904	$1,152	$1,610	$1,152	$1,906
Inflows/(outflows)	67	(210)	(278)	(143)	(584)
Market appreciation/(depreciation)	(15)	(38)	44	(53)	54

End of period assets	$956	$904	$1,376	$956	$1,376

Average assets during the period	$929	$1,018	$1,435	$974	$1,591
Currency ETFs (in millions)
Beginning of period assets	$565	$599	$422	$599	$979
Inflows/(outflows)	7	(44)	(21)	(37)	(570)
Market appreciation/(depreciation)	1	10	5	11	(3)

End of period assets	$573	$565	$406	$573	$406

Average assets during the period	$651	$571	$413	$611	$512

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Alternative Strategy ETFs (in millions)
Beginning of period assets	$225	$205	$152	$205	$158
Inflows	14	17	8	31	4
Market appreciation/(depreciation)	(9)	3	3	(6)	1

End of period assets	$230	$225	$163	$230	$163

Average assets during the period	$235	$215	$160	$225	$156
Average ETF assets during the period
International hedged equity ETFs	63%	53%	36%	59%	37%
U.S. equity ETFs	16%	21%	23%	18%	22%
Emerging markets equity ETFs	10%	14%	21%	12%	20%
International developed equity ETFs	8%	9%	15%	8%	14%
Fixed income ETFs	2%	2%	4%	2%	5%
Currency ETFs	1%	1%	1%	1%	2%
Alternative strategy ETFs	0%	0%	0%	0%	0%

Total	100%	100%	100%	100%	100%

Average ETF advisory fee during the period
Alternative strategy ETFs	0.95%	0.95%	0.94%	0.95%	0.94%
Emerging markets equity ETFs	0.71%	0.71%	0.67%	0.71%	0.67%
International developed equity ETFs	0.56%	0.56%	0.57%	0.56%	0.56%
International hedged equity ETFs	0.54%	0.53%	0.50%	0.53%	0.49%
Fixed income ETFs	0.52%	0.52%	0.55%	0.52%	0.55%
Currency ETFs	0.50%	0.50%	0.49%	0.50%	0.49%
U.S. equity ETFs	0.35%	0.35%	0.35%	0.35%	0.35%

Blended total	0.53%	0.52%	0.51%	0.52%	0.51%

Number of ETFs—end of the period
International developed equity ETFs	18	17	17	18	17
International hedged equity ETFs	16	13	12	16	12
U.S. equity ETFs	13	13	13	13	13
Fixed income ETFs	12	11	12	12	12
Emerging markets equity ETFs	8	8	7	8	7
Currency ETFs	6	6	6	6	6
Alternative strategy ETFs	2	2	2	2	2

Total	75	70	69	75	69

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
European Listed ETPs
Total ETPs (in thousands)
Beginning of period assets***	$288,222	$165,018	$96,817	$165,018	—
Inflows	50,331	145,381	17,658	195,712	—
Market appreciation/(depreciation)	44,776	(22,177)	(1,231)	22,599	—

End of period assets	$383,329	$288,222	$113,244	$383,329	—

Average ETP advisory fee during the period	0.82%	0.81%	0.82%	0.82%	—
Number of ETPs – end of period	57	57	38	57	—
Total UCITS ETFS (in thousands)
Beginning of period assets****	$45,846	$16,179	—	$16,179	—
Inflows	144,234	28,851	—	173,085	—
Market appreciation	38,508	816	—	39,324	—

End of period assets	$228,588	$45,846	—	$228,588	—

Average ETP advisory fee during the period	0.44%	0.40%	—	0.42%	—
Number of ETPs – end of period	10	6	—	10	—
U.S. headcount	117	109	92	117	—
European headcount	28	27	11	28	—

Note: Previously issued statistics may be restated due to trade adjustments.

Source: Investment Company Institute, Bloomberg, WisdomTree

***	European listed ETPs acquired April 15, 2014
****	UCITS first launched October 24, 2014

Three Months Ended June 30, 2015 Compared to June 30, 2014

Revenues

	Three Months Ended June 30,		Change	Percent Change
	2015	2014
U.S. listed-Average assets under management (in millions)	$61,153	$34,141	$27,012	79.1%
U.S. listed-Average ETF advisory fee	0.53%	0.51%	0.02
Advisory fees (in thousands)	$81,320	$43,938	$37,382	85.1%
Other income (in thousands)	239	190	49	25.8%

Total revenues (in thousands)	$81,559	$44,128	$37,431	84.8%

Advisory fees

Advisory fees revenue increased 85.1% from $43.9 million in the three months ended June 30, 2014 to $81.3 million in the comparable period in 2015. This increase was primarily due to higher average AUM from our net inflow levels and higher average fee capture. Our average advisory fee for our U.S. listed ETFs was 0.53% as compared to 0.51% for the same period last year due to inflows into our higher priced ETFs, primarily HEDJ. Included in the second quarter of 2015 was $0.9 million in advisory fees revenue from our European listed ETPs.

Other income

Other income increased 25.8% from $0.19 million in the three months ended June 30, 2014 to $0.24 million in the comparable period in 2015. This increase was due primarily to higher interest income due to increasing cash balances.

Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2015	2014
Compensation and benefits	$18,669	$7,551	$11,118	147.2%
Fund management and administration	11,208	7,818	3,390	43.4%
Marketing and advertising	3,628	2,726	902	33.1%
Sales and business development	2,076	1,727	349	20.2%
Professional and consulting fees	1,604	1,840	(236)	(12.8%)
Occupancy, communications and equipment	943	853	90	10.6%
Depreciation and amortization	223	201	22	10.9%
Third-party sharing arrangements	497	115	382	332.2%
Acquisition contingent payment	264	—	264	n/a
Other	1,509	1,164	345	29.6%

Total expenses	$40,621	$23,995	$16,626	69.3%

	Three Months Ended June 30,
As a Percent of Revenues:	2015	2014
Compensation and benefits	22.9%	17.1%
Fund management and administration	13.7%	17.7%
Marketing and advertising	4.4%	6.2%
Sales and business development	2.5%	3.9%
Professional and consulting fees	2.0%	4.2%
Occupancy, communications and equipment	1.2%	1.9%
Depreciation and amortization	0.3%	0.5%
Third-party sharing arrangements	0.6%	0.3%
Acquisition contingent payment	0.3%	0.0%
Other	1.9%	2.6%

Total expenses	49.8%	54.4%

Compensation and benefits

Compensation and benefits expense increased 147.2% from $7.6 million in the three months ended June 30, 2014 to $18.7 million in the comparable period in 2015. This increase was primarily due to higher accrued incentive compensation due to our inflow levels, increased headcount related expenses to support our growth and higher stock-based compensation due to equity granted as part of incentive compensation. Included in the current quarter were $1.2 million in compensation costs for employees associated with our European listed ETPs. Our U.S. headcount was 117 and our European headcount was 28 at June 30, 2015.

Fund management and administration

Fund management and administration expense increased 43.4% from $7.8 million in the three months ended June 30, 2014 to $11.2 million in the comparable period in 2015 primarily due to fees associated with higher inflow levels, higher average AUM and an increased number of ETFs. We also incurred additional costs for our European listed ETPs as a result of launching our WisdomTree UCITS ETFs in the fourth quarter of 2014. We had 75 U.S. listed ETFs, 57 European listed ETPs and 10 UCITS ETFs at June 30, 2015 compared to 69 U.S. listed ETFs and 38 European listed ETPs at June 30, 2014.

Marketing and advertising

Marketing and advertising expense increased 33.1% from $2.7 million in the three months ended June 30, 2014 to $3.6 million in the comparable period in 2015 primarily due to higher levels of advertising related activities to support our growth.

Sales and business development

Sales and business development expense increased 20.2% from $1.7 million in the three months ended June 30, 2014 to $2.1 million in the comparable period in 2015 primarily due to higher spending for sales related activities for both our U.S. and European listed ETPs.

Professional and consulting fees

Professional and consulting fees decreased 12.8% from $1.8 million in the three months ended June 30, 2014 to $1.6 million in the comparable period in 2015. In the second quarter of last year, we incurred advisory fees in connection with closing our acquisition of Boost.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged at $0.9 million as compared to the three months ended June 30, 2014.

Depreciation and amortization

Depreciation and amortization expense was also relatively unchanged at $0.2 million as compared to the three months ended June 30, 2014.

Third-party sharing arrangements

Third-party sharing arrangements increased to $0.5 million in the three months ended June 30, 2015 primarily due to higher fees to our marketing agent in Latin America and for including our ETFs on third party customer platforms.

Acquisition contingent payment

Acquisition contingent payment expense was $0.3 million in the three months ended June 30, 2015. This represents the expense accrual for expected payments due to the former Boost shareholders related to our acquisition in April 2014 primarily driven by increased AUM from our European business.

Other

Other expenses increased 29.6% from $1.2 million in the three months ended June 30, 2014 to $1.5 million in the comparable period in 2015 primarily due to higher general and administrative expenses.

Income tax

Income tax expense was $16.8 million in the three months ended June 30, 2015. The effective tax rate on our U.S. listed ETF business was 39.1% in the second quarter. Our overall effective tax rate was 41.0% due to the non-deductibility of losses in our European ETP business. These losses may be recognized in the future after the European business is profitable.

Six Months Ended June 30, 2015 Compared to June 30, 2014

Revenues

	Six Months Ended June 30,		Change	Percent Change
	2015	2014
U.S. listed-Average assets under management (in millions)	$53,772	$34,000	$19,772	58.2%
U.S. listed-Average ETF advisory fee	0.52%	0.51%	0.01
Advisory fees (in thousands)	$141,189	$86,547	$54,642	63.1%
Other income (in thousands)	511	501	10	2.0%

Total revenues (in thousands)	$141,700	$87,048	$54,652	62.8%

Advisory fees

Advisory fees revenue increased 63.1% from $86.5 million in the six months ended June 30, 2014 to $141.2 million in the comparable period in 2015. This increase was primarily due to higher average AUM from our net inflow levels and higher average fee capture. Our average advisory fee for our U.S. listed ETFs was 0.52% as compared to 0.51% for the same period last year due to inflows into our higher priced ETFs, primarily HEDJ. Included in the six months ended June 30, 2015 was $1.4 million in advisory fees revenue from our European listed ETPs, which were acquired in April 2014.

Other income

Other income remained relatively unchanged at $0.5 million as compared to the six months ended June 30, 2014.

Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2015	2014
Compensation and benefits	$38,270	$16,906	$21,364	126.4%
Fund management and administration	21,376	16,986	4,390	25.8%
Marketing and advertising	6,704	5,304	1,400	26.4%
Sales and business development	3,976	3,028	948	31.3%
Professional and consulting fees	3,067	3,635	(568)	(15.6%)
Occupancy, communications and equipment	1,861	1,753	108	6.2%
Depreciation and amortization	443	393	50	12.7%
Third-party sharing arrangements	780	125	655	524.0%
Acquisition contingent payment	521	—	521	n/a
Other	2,744	2,306	438	19.0%

Total expenses	$79,742	$50,436	$29,306	58.1%

	Six Months Ended June 30,
As a Percent of Revenues:	2015	2014
Compensation and benefits	27.0%	19.4%
Fund management and administration	15.1%	19.5%
Marketing and advertising	4.7%	6.1%
Sales and business development	2.8%	3.5%
Professional and consulting fees	2.2%	4.2%
Occupancy, communications and equipment	1.3%	2.0%
Depreciation and amortization	0.3%	0.5%
Third-party sharing arrangements	0.6%	0.1%
Acquisition contingent payment	0.4%	0.0%
Other	1.9%	2.6%

Total expenses	56.3%	57.9%

Compensation and benefits

Compensation and benefits expense increased 126.4% from $16.9 million in the six months ended June 30, 2014 to $38.3 million in the comparable period in 2015. This increase was primarily due to higher accrued incentive compensation due to our record setting inflow levels, increased headcount related expenses to support our growth and higher stock-based compensation due to equity granted as part of incentive compensation. Included in the six months ended June 30, 2015 was $2.4 million in compensation costs for employees associated with our European listed ETPs. Our U.S. headcount was 117 and our European headcount was 28 at June 30, 2015.

Fund management and administration

Fund management and administration expense increased 25.8% from $17.0 million in the six months ended June 30, 2014 to $21.4 million in the comparable period in 2015 primarily due to fees associated with higher inflow levels, higher average AUM and an increased number of ETFs, and were partially offset by lower fees as a result of changing our fund accounting, administration and custody service provider in April 2014. We also incurred additional costs for our European listed ETPs as a result of launching our WisdomTree branded ETFs in the fourth quarter of 2014. We had 75 U.S. listed ETFs, 57 European listed ETPs and 10 UCITS ETFs at June 30, 2015 compared to 69 U.S. listed ETFs and 38 European listed ETPs at June 30, 2014.

Marketing and advertising

Marketing and advertising expense increased 26.4% from $5.3 million in the six months ended June 30, 2014 to $6.7 million in the comparable period in 2015 primarily due to higher levels of advertising related activities to support our growth.

Sales and business development

Sales and business development expense increased 31.3% from $3.0 million in the six months ended June 30, 2014 to $4.0 million in the comparable period in 2015 primarily due to higher spending for sales related activities for both our U.S. and European listed ETPs.

Professional and consulting fees

Professional and consulting fees decreased 15.6% from $3.6 million in the six months ended June 30, 2014 to $3.1 million in the comparable period in 2015. In the first half of last year, we incurred advisory fees in connection with our acquisition of Boost as well as higher technology consulting fees related to moving our office space.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 6.2% from $1.8 million in the six months ended June 30, 2014 to $1.9 million primarily due to office space for our European operations.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $0.4 million as compared to the six months ended June 30, 2014.

Third-party sharing arrangements

Third-party sharing arrangements increased from $0.1 million in the six months ended June 30, 2014 to $0.8 million in the comparable period in 2015 primarily due to higher fees to our marketing agent in Latin America and for including our ETFs on third party customer platforms.

Acquisition contingent payment

Acquisition contingent payment expense was $0.5 million in the six months ended June 30, 2015. This represents the expense accrual for expected payments due to the former Boost shareholders related to our acquisition in April 2014 and is primarily driven by increased AUM from our European business.

Other

Other expenses increased 19.0% from $2.3 million in the six months ended June 30, 2014 to $2.7 million in the comparable period in 2015 primarily due to higher general and administrative expenses.

Income tax

Income tax expense was $25.7 million in the six months ended June 30, 2015. The effective tax rate on our U.S. listed ETF business was approximately 39%. Our overall effective tax rate was 41.5% due to the non-deductibility of losses in our European ETP business. These losses may be recognized in the future after the European business is profitable. During the six months ended June 30, 2014, we recognized a tax benefit of $4,194 primarily due to the release of our valuation allowance on our deferred U.S. tax asset.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2015	December 31, 2014
Balance Sheet Data (in thousands):
Cash and cash equivalents	$189,272	$165,284
Investments	$21,247	$13,990
Accounts receivable	$28,652	$18,176
Total liabilities	$47,817	$36,466

	Six Months Ended June 30,
	2015	2014
Cash Flow Data (in thousands):
Operating cash flows	$65,532	$32,660
Investing cash flows	(7,626)	(2,826)
Financing cash flows	(33,765)	(5,310)
Foreign exchange rate effect	(153)	7

Increase in cash and cash equivalents	$23,988	$24,531

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

Cash and cash equivalents increased by $24.0 million in the first six months of 2015 to $189.3 million at June 30, 2015 primarily due to $65.5 million of cash flow from operations due to our business results, partly offset by $15.3 million used to repurchase shares of our common stock, $21.8 million used for our quarterly dividends and $8.4 million used to purchase investments.

Capital Resources

Our principal source of financing is our operating cash flows. We believe that current cash flows generated by our operating activities should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. As a result, we expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. In the fourth quarter of 2014, we announced a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase up to $100 million of our common stock over three years, including purchases to offset future equity grants made under our equity plans. During the six months ended June 30, 2015, we repurchased 835 shares of our common stock under the repurchase program for an aggregate cost of $15.3 million.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of June 30, 2015.

	Total	Payments Due by Period (in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$42,054	$1,938	$7,034	$9,003	$24,079
Acquisition payable	$2,278	$—	$—	$2,278	$—

The Company is required to redeem the acquisition payable, which represents the remaining 25% non-controlling interest held by the former Boost shareholders in WisdomTree Europe on or about March 31, 2018. The ultimate price for the remaining interest will be determined by a predefined formula based on the 180-day average of European AUM at December 31, 2017 and will be tied to our enterprise value over the 180-day average of global AUM at December 31, 2017, and affected by profitability of the European business. The payout will be in cash over two years.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

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

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $210.5 million and $179.3 million as of June 30, 2015 and December 31, 2014, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2015 to April 30, 2015	—	$—	—
May 1, 2015 to May 31, 2015	62,470	$19.13	62,470
June 1, 2015 to June 30, 2015	—	$—	—

Total	62,470	$19.13	62,470	$84,736

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100 million. During the three months ended June 30, 2015, we repurchased 62,470 shares of our common stock under this program for an aggregate cost of $1.2 million. These shares were repurchased in the open market to offset new shares issued in connection with employee equity grants. $84.7 million remains under this program for future purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Reference Exhibit No.

3.1 (1)	Amended and Restated Certificate of Incorporation.	3.1

3.2 (1)	Amended and Restated Bylaws.	3.2

4.1 (1)	Specimen Common Stock Certificate.	4.1

4.2 (1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3 (1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4 (1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5 (1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

31.1 (2)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act.

31.2 (2)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act.

32 (2)	Section 1350 Certification.

101 (2)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on June 30, 2011.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2015.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer and President
(Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)