Form 10-Q
period 2015-09-30
WisdomTree Investments, Inc.
filed 2015-11-09
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, there were 138,371,775 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding (voting shares).

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2015

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$211,992	$165,284
Accounts receivable	25,514	18,176
Deferred tax asset, net	10,297	3,872
Other current assets	2,958	1,708

Total current assets	250,761	189,040
Fixed assets, net	11,279	10,356
Investments	23,651	13,990
Deferred tax asset, net	4,326	5,618
Goodwill	1,676	1,676
Other noncurrent assets	723	71

Total assets	$292,416	$220,751

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$11,245	$9,983
Compensation and benefits payable	21,875	14,333
Accounts payable and other liabilities	6,420	5,115

Total current liabilities	39,540	29,431
Other noncurrent liabilities:
Acquisition payable	2,449	1,757
Deferred rent payable	5,213	5,278

Total liabilities	47,202	36,466

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 138,398 and 134,959; outstanding: 136,727 and 133,445	1,384	1,350
Additional paid-in capital	243,410	209,216
Accumulated other comprehensive loss	(7)	(53)
Retained earnings/(accumulated deficit)	427	(26,228)

Total stockholders’ equity	245,214	184,285

Total liabilities and stockholders’ equity	$292,416	$220,751

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Advisory fees	$80,520	$46,942	$221,709	$133,489
Other income	233	172	744	673

Total revenues	80,753	47,114	222,453	134,162
Expenses:
Compensation and benefits	19,407	9,990	57,677	26,896
Fund management and administration	10,519	8,465	31,895	25,451
Marketing and advertising	3,573	3,341	10,277	8,645
Sales and business development	2,438	1,279	6,414	4,307
Professional and consulting fees	1,570	1,383	4,637	5,018
Occupancy, communications and equipment	1,183	882	3,044	2,635
Depreciation and amortization	253	207	696	600
Third party sharing arrangements	485	187	1,265	312
Acquisition contingent payment	172	—	693	—
Other	1,620	1,123	4,364	3,429

Total expenses	41,220	26,857	120,962	77,293

Income before taxes	39,533	20,257	101,491	56,869
Income tax expense	16,245	9,634	41,969	5,440

Net income	$23,288	$10,623	$59,522	$51,429

Net income per share - basic	$0.17	$0.08	$0.44	$0.39

Net income per share - diluted	$0.17	$0.08	$0.43	$0.37

Weighted-average common shares - basic	136,582	131,778	135,527	131,418

Weighted-average common shares - diluted	138,181	138,346	137,833	138,476

Cash dividends declared per common share	$0.08	$—	$0.24	$—

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income
Net income	$23,288	$10,623	$59,522	$51,429
Other comprehensive income/(loss)
Foreign currency translation adjustment	168	(9)	46	(9)

Comprehensive income	$23,456	$10,614	$59,568	$51,420

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$59,522	$51,429
Non-cash items included in net income:
Income tax expense	40,573	5,396
Depreciation and amortization	696	600
Stock-based compensation	7,878	6,122
Deferred rent	(26)	1,620
Accretion to interest income and other	9	(76)
Changes in operating assets and liabilities:
Accounts receivable	(7,253)	2,049
Other assets	(1,892)	(811)
Deferred acquisition contingent payment	693	—
Fund management and administration payable	1,216	(1,579)
Compensation and benefits payable	7,402	(7,510)
Accounts payable and other liabilities	1,330	(590)

Net cash provided by operating activities	110,148	56,650
Cash flows from investing activities:
Purchase of fixed assets	(1,606)	(4,580)
Purchase of investments	(11,353)	(1,384)
Cash acquired on acquisition	—	1,349
Proceeds from the redemption of investments	1,681	868

Net cash used in investing activities	(11,278)	(3,747)
Cash flows from financing activities:
Dividends paid	(32,867)	—
Shares repurchased	(23,689)	(6,259)
Proceeds from exercise of stock options	4,471	341

Net cash used in financing activities	(52,085)	(5,918)

Decrease in cash flows due to changes in foreign exchange rate	(77)	(14)

Net increase in cash and cash equivalents	46,708	46,971
Cash and cash equivalents - beginning of period	165,284	104,316

Cash and cash equivalents - end of period	$211,992	$151,287

Supplemental disclosure of cash flow information:
Cash paid for taxes	$551	$66

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an ETP sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, fixed income, currency, alternative and commodity asset classes. The Company has the following operating subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the SEC providing investment advisory and other management services to WisdomTree Trust (“WTT”) and WisdomTree exchange traded funds (“ETFs”).

•	Boost Management Limited (“BML” or “Boost”) is a Jersey based investment manager providing investment and other management services to Boost Issuer PLC (“BI”) and Boost ETPs.

•	WisdomTree Europe Limited (“WisdomTree Europe”) is a U.K. based company registered with the Financial Conduct Authority providing management and other services to BML and WisdomTree Management Limited.

•	WisdomTree Management Limited (“WTML”) is an Ireland based investment manager providing investment and other management services to WisdomTree Issuer plc (“WTI”) and WisdomTree UCITS ETFs.

•	WisdomTree Japan K. K. (“WTJ”) is a Japan based company that is currently applying for requisite regulatory business registrations to offer WisdomTree ETPs in Japan.

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

Revenue Recognition

The Company earns investment advisory fees from ETPs, as well as licensing fees from third parties. ETP advisory fees are based on a percentage of the ETPs’ average daily net assets and recognized over the period the related service is provided. Licensing fees are based on a percentage of the average monthly net assets and recognized over the period the related service is provided.

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

Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and WTT has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for certain expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At September 30, 2015 and December 31, 2014, the balance of accounts receivable from WTT was approximately $23,917 and $17,288, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenue from advisory services provided to WTT for the three months ended September 30, 2015 and 2014 was approximately $79,242 and $46,660, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $218,997 and $133,022, respectively.

At September 30, 2015 and December 31, 2014, the balance of accounts receivable from BI and WTI was approximately $824 and $157, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenue from advisory fee services provided to BI and WTI for the three months ended September 30, 2015 and 2014 was approximately $1,278 and $282, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $2,712 and $467, respectively.

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

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02) Amendments to the Consolidation Analysis, which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), which has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a variable interest entity (“VIE”) and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

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

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	September 30, 2015	December 31, 2014
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$23,651	$13,990

The following table summarizes unrealized gains, losses and fair value of investments:

	September 30, 2015	December 31, 2014
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$23,651	$13,990
Gross unrealized gains	124	112
Gross unrealized losses	(353)	(386)

Fair value	$23,422	$13,716

The following table sets forth the maturity profile of investments; however these investments may be called prior to maturity date:

	September 30, 2015	December 31, 2014
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	11,373	1,409
Due five years through ten years	1,115	350
Due over ten years	11,163	12,231

Total	$23,651	$13,990

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

The majority of the Company’s acquisition payable of $2,449 is measured at fair value and is categorized as Level 3. Fair value is determined based on a predefined formula which includes observable and unobservable inputs and is subject in part to a minimum payout. Inputs to the predefined formula include the contractual minimum payment obligation, European AUM, the Company’s enterprise value over global AUM, and profitability of the European business (Note 11). During the three and nine months ended September 30, 2015, the Company recorded an acquisition contingent payment expense of $172 and $693, respectively, which represents the expense accrual for expected payments due to the former Boost shareholders primarily driven by increased AUM from the Company’s European business.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

4. Fixed Assets

The following table summarizes fixed assets:

	September 30, 2015	December 31, 2014
Equipment	$1,292	$913
Furniture and fixtures	2,024	1,620
Leasehold improvements	9,631	8,795
Less accumulated depreciation and amortization	(1,668)	(972)

Total	$11,279	$10,356

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended September 30, 2015 and 2014 were approximately $906 and $778, and for the nine months ended September 30, 2015 and 2014 were approximately $2,529 and $2,372.

Future minimum lease payments with respect to non-cancelable operating leases at September 30, 2015 are approximately as follows:

Remainder of 2015	$1,002
2016	3,785
2017	3,483
2018 and thereafter	33,065

Total	$41,335

The Company’s prior U.S. office lease expired in January 2014. In August 2013, the Company entered into a new 16 year lease agreement. Pursuant to the new lease agreement, the Company received lease incentives which include a deferred rent period and a leasehold improvement allowance equal to $3,223. At that time, the Company recorded a receivable of $3,223 due from the lessor of its new office space related to its leasehold improvement allowance. The balance at September 30, 2015 and December 31, 2014 was $509, which was included in accounts receivable on the Company’s Consolidated Balance Sheets.

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

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2015	5,330,070	$1.61	1,513,939
Granted	—	$—	886,413
Exercised/vested	(3,742,258)	$1.19	(703,917)
Forfeitures	—	$—	(25,578)

Balance at September 30, 2015	1,587,812	$2.58	1,670,857

A summary of stock-based compensation expense is as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
$2,926	$2,077	$7,878	$6,122

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2015
	Unrecognized Stock-Based Compensation	Average Remaining Vesting Period
Employees and directors option awards	$152	1.12
Employees and directors restricted stock awards	$20,001	1.83

7. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits.

A summary of the Company made discretionary contributions is as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
$168	$113	$665	$506

8. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(shares in thousands)		(shares in thousands)
Net income	$23,288	$10,623	$59,522	$51,429

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	136,582	131,778	135,527	131,418
Dilutive effect of stock options and unvested restricted stock	1,599	6,568	2,306	7,058

Weighted averages shares used in dilutive computation	138,181	138,346	137,833	138,476

Basic earnings per share	$0.17	$0.08	$0.44	$0.39
Dilutive earnings per share	$0.17	$0.08	$0.43	$0.37

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of options to purchase shares of common stock and restricted shares were included in the diluted earnings per share in the three and nine months ended September 30, 2015, and 2014, respectively. 243 and 624 restricted shares were determined to be anti-dilutive and were not included in the calculation of diluted earnings per share for the three months ended September 30, 2015 and 2014, respectively. 836 and 1,197 restricted shares were determined to be anti-dilutive and were not included in the calculation of diluted earnings per share for the nine months ended September 30, 2015 and 2014, respectively.

9. Income Taxes

Net operating losses – U.S.

The Company has generated net operating losses in the U.S. (“NOLs”). The following table summarizes the activity for NOLs for the nine months ended September 30, 2015:

December 31, 2014	$(109,839)
2014 Return to provision adjustment	3,906
U.S. GAAP pretax income	106,321
State income taxes	(1,357)
Income tax differences:
Temporary	14,137
Permanent	(73,922)

September 30, 2015	$(60,754)

During the first quarter of 2014, management determined that although realization is not assured, it believed that it is more likely than not that its gross deferred tax asset would be realized. Therefore, it released the valuation allowance previously recorded, resulting in an income tax benefit of $13,725 on the Company’s Consolidated Statements of Operations and Comprehensive Income in the three months ended March 31, 2014 and a corresponding deferred tax asset on the Company’s Consolidated Balance Sheets at March 31, 2014. The balance of the deferred tax asset at September 30, 2015 and December 31, 2014 was $14,623 and $9,490, respectively.

At September 30, 2015 and December 31, 2014, $52,547 and $101,108 of the NOLs were generated from stock-based compensation amounts recognized for tax purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price) in excess of amounts previously expensed at the date of grant for U.S. GAAP purposes. These amounts cannot be recognized as a deferred tax asset under U.S. GAAP. In addition, $3,487 of the NOLs are deemed worthless. Therefore, at September 30, 2015, the Company has no recognized deferred tax assets related to these NOLs.

During the three and nine months ended September 30, 2015, the Company recognized tax expense of $16,245 and $41,969. During the nine months ended September 30, 2015, the Company’s deferred tax asset increased by $5,133 and the Company recorded a credit to additional paid-in capital of $45,706 for the amount of NOLs from stock-based compensation utilized to reduce taxes payable during the period. In addition, during the three and nine months ended September 30, 2015, the Company recorded $852 and $1,357 of state income taxes.

During the three and nine months ended September 30, 2014, the Company recognized a tax expense of $9,634 and $5,440. During the nine months ended September 30, 2014, the Company utilized $5,472 of its deferred tax asset and recorded a credit to additional paid-in capital of $13,649 for the amount of NOLs from stock-based compensation utilized to reduce taxes payable during the period.

In the third quarter of 2014, the Company completed a state tax study which resulted in a reduction of its current baseline operating tax rate in the U.S. from 45% to approximately 38%. The Company reduced the carrying value of its deferred tax asset which had previously been recorded using the higher rate.

A summary of the components of the gross and tax affected deferred tax asset as of September 30, 2015 is as follows:

Stock-based compensation	$10,303
Deferred rent liability	5,509
NOLs	4,720
Accrued expenses	30,180
Incentive compensation	(7,996)
Fixed assets	(5,119)
Other	218

Total deferred components	37,815
Income tax rate	38.67%

Tax affected	$14,623

Net operating losses – Non-U.S.

The Company’s foreign subsidiaries generated net operating losses outside the U.S. The following table summarizes the activity for NOLs for the nine months ended September 30, 2015:

December 31, 2014	$(4,061)
Foreign subsidiaries loss	(4,912)

September 30, 2015	$(8,973)

At September 30, 2015 and December 31, 2014, a deferred tax asset related to these NOLs has been fully offset by a valuation allowance of $1,814 and $816, respectively.

10. Shares Repurchased

On October 29, 2014, the Company’s Board of Directors authorized a three-year share repurchase program of up to $100 million. During the three months ended September 30, 2015, the Company repurchased 330 shares of its common stock under this program for an aggregate cost of $8,424. During the nine months ended September 30, 2015, the Company repurchased 1,165 shares of its common stock under this program for an aggregate cost of $23,689. Of these shares, 278 were repurchased to offset tax withholding obligations that occur upon vesting and release of restricted shares for an aggregate cost of $4,842, and 887 shares were repurchased in the open market to offset new shares issued in connection with employee equity grants for an aggregate cost of $18,847. $76,311 remains under this program for future purchases.

During three and nine months ended September 30, 2014, the Company repurchased 80 and 392 shares of its common stock to offset tax withholding obligations that occur upon vesting and release of restricted shares for an aggregate cost of $834 and $6,259.

11. Acquisition and Goodwill

On April 15, 2014, the Company completed its acquisition of Boost, a U.K. and Jersey based ETP sponsor, now known as WisdomTree Europe, as part of the Company’s strategy to expand internationally. Under the terms of the agreement, the Company owns 75% of WisdomTree Europe and the former Boost shareholders own 25%. The Company will acquire the remaining 25% ownership interest on or about March 31, 2018 using a predefined formula based on the 180-day average of European AUM at December 31, 2017 and will be tied to the Company’s enterprise value over the 180-day average of global AUM at December 31, 2017, and affected by profitability of the European business. No consideration was transferred on the acquisition date. The ultimate payout will be made in cash over the two years subsequent to December 31, 2017.

Two shareholders of Boost, who owned 88% of Boost prior to the acquisition, became co-CEOs of WisdomTree Europe and are guaranteed a minimum payment of $1,757 for their interest if they terminate their employment without good reason or they are terminated for cause prior to December 31, 2017. The Company determined that this minimum payment represents consideration transferred and was recognized and measured at acquisition-date fair value to determine the purchase price. Any future payments made to the co-CEOs in excess of the minimum payments is accounted for separately from the business combination as acquisition contingent payment on the Company’s Consolidated Statements of Operations and Comprehensive Income and represents compensation for post-acquisition services. The obligation to mandatorily redeem the remaining 12% minority shareholders’ interest in Boost is measured at the fair value of the amount of cash that would be paid under the conditions specified in the agreement. Any change in the carrying amount of the liability will be recognized as an expense.

During the three and nine months ended September 30, 2015, the Company incurred $136 and $252 of compensation expense and $36 and $441 of interest expense, which represents contingent consideration due to the co-CEOs and non-employee shareholders, respectively. These amounts have both been recorded in acquisition contingent payment on the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

The following table summarizes the goodwill activity for the nine months ended September 30, 2015:

Balance at January 1, 2015	$1,676
Goodwill acquired during the period	—

Balance at September 30, 2015	$1,676

12. Subsequent Event

On October 29, 2015, the Company entered into an agreement to acquire GreenHaven Commodity Services, LLC, the managing owner of the GreenHaven Continuous Commodity Index Fund (NYSE Arca: GCC), and GreenHaven Coal Services, LLC, the sponsor of the GreenHaven Coal Fund (NYSE Arca: TONS), from GreenHaven, LLC and GreenHaven Group LLC, respectively, for approximately $12,000 in cash. The transaction is subject to approval by the GreenHaven Continuous Commodity Index Fund shareholders and customary closing conditions, and is expected to close in the fourth quarter of 2015. The Company will retain GreenHaven Advisors, LLC as the sub-advisor to the funds to conduct portfolio management services.

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

Executive Summary

Introduction

We were the seventh largest ETP sponsor in the world based on assets under management (“AUM”), with AUM of $53.7 billion globally as of September 30, 2015. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

$53.0 billion of our AUM are from our U.S. listed WisdomTree ETFs. As of September 30, 2015, we were the fifth largest sponsor of ETFs in the United States based on AUM. As the pie chart below reflects, 63% of our U.S. AUM is concentrated in European and Japanese equity exposures which hedge the Euro (trading under the symbol HEDJ) or Yen (trading under the symbol DXJ) against the U.S. dollar. The weakening of the U.S. dollar against the Euro or Yen or negative sentiment towards these two markets may have an adverse effect on our results.

Market Environment

The following charts reflect the U.S. ETF industry net flows in total and net inflows/(outflows) by broad category:

Source: Investment Company Institute, WisdomTree

As the charts above reflect, industry flows for the third quarter of 2015 were $44.3 billion, which was slightly higher than the second quarter of 2015 but also down slightly from the third quarter of 2014. Fixed Income ETFs gathered the majority of the flows followed by U.S. equities, predominantly ETFs tracking the S&P 500 index.

Industry Developments

In September 2015, the SEC proposed new requirements on portfolio liquidity, risk monitoring and board oversight for open-end mutual funds and ETFs. We believe the structural benefits of ETFs, including daily transparency of holdings, intraday trading and the utilization of the “in-kind” creation/redemption mechanism, particularly when combined with the underlying methodologies and strategies we employ, will allow us to comply with these proposals if enacted in current form. Though we may put forward specific recommendations in connection with the SEC’s request for public comment, either directly or through industry channels, we are generally supportive of greater transparency and liquidity in financial markets.

On Monday, August 24, 2015, the U.S. equity market experienced exceptional volatility and many U.S-listed equities and ETFs had a brief period of abnormal trading. Extreme imbalances in orders at the start of the trading day created wide dislocations among many single stock and ETF prices for approximately 45 minutes. Some commentators have claimed the events of August 24 exposed a flaw in ETFs. We believe, however, that these events reflect certain structural issues concerning the broader U.S. equity market that are not specifically related to ETFs, including the structure of “circuit breaker” rules and the interplay of differences between such rules among various equity exchanges. We are supportive of the continued examination of the market structure issues that impacted and potentially prolonged the disruption in individual securities and ETFs and would be supportive of changes that would improve such structures.

Our Operating and Financial Results

The following charts reflect the net flows into and from our U.S. listed ETFs:

In the third quarter of 2015, we experienced $661 million of net outflows primarily due to outflows in our emerging market equity ETFs. As the industry charts reflect, emerging market equities were out of favor and experienced outflows industry wide. Our European hedged equity ETF, HEDJ, had $818 million of net inflows and our Japanese hedged equity ETF, DXJ, had $269 million of net outflows. Our U.S. listed AUM declined from $61.3 billion as of June 30, 2015 to $53.0 billion as of September 30, 2015 primarily due to $7.6 billion of negative market movement, particularly in our Japan and emerging market exposures.

Despite these challenges, we generated solid financial results as reflected in the below chart:

•	Revenues – We recorded revenues of $80.8 million in the third quarter of 2015, an increase of 71.4% from $47.1 million in the third quarter of last year primarily due to higher average AUM from new inflows.

•	Expenses – Total expenses increased 53.5% compared to the third quarter of last year primarily due to higher incentive compensation due to our record setting inflow levels and increased headcount to support our growth.

•	Net income – Net income was $23.3 million in the third quarter of 2015, an increase of 119.2% from $10.6 million in the third quarter of last year.

Other Important Developments

On October 29, 2015, we entered into an agreement to acquire GreenHaven Commodity Services, LLC, the managing owner of the GreenHaven Continuous Commodity Index Fund (NYSE Arca: GCC), and GreenHaven Coal Services, LLC, the sponsor of the GreenHaven Coal Fund (NYSE Arca: TONS), from GreenHaven, LLC and GreenHaven Group LLC, respectively, for $11.75 million in cash. GCC has $247.0 million in assets under management and TONS has $1.0 million in assets under management, as of October 28, 2015. The transaction is subject to approval by the GreenHaven Continuous Commodity Index Fund shareholders and customary closing conditions, and is expected to close in the fourth quarter of 2015. We intend to enter the U.S. commodities ETF space through this transaction. We will retain GreenHaven Advisors, LLC as the sub-advisor to the funds to conduct portfolio management services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
GAAP total revenue	$80,753	$47,114	$222,453	$134,162
Fund management and administration	(10,519)	(8,465)	(31,895)	(25,451)
Third-party sharing arrangements	(485)	(187)	(1,265)	(312)

Gross margin	$69,749	$38,462	$189,293	$108,399

Gross margin percentage	86.4%	81.6%	85.1%	80.8%

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
U.S. Listed ETFs
Total ETFs (in millions)
Beginning of period assets	$61,299	$55,758	$35,500	$39,281	$34,884
Inflows/(outflows)	(661)	6,598	748	19,457	580
Market appreciation/(depreciation)	(7,591)	(1,057)	(425)	(5,691)	359

End of period assets	$53,047	$61,299	$35,823	$53,047	$35,823

Average assets during the period	$59,572	$61,153	$35,554	$55,705	$34,518
ETF Industry and Market Share (in billions)
ETF industry net inflows	$44.3	$41.4	$48.8	$141.2	$121.0
WisdomTree market share of industry inflows	n/a	15.9%	1.5%	13.8%	0.5%
International Hedged Equity ETFs (in millions)
Beginning of period assets	$39,222	$33,925	$12,557	$17,760	$13,348
Inflows	751	6,083	799	20,274	285
Market appreciation/(depreciation)	(5,365)	(786)	615	(3,426)	338

End of period assets	$34,608	$39,222	$13,971	$34,608	$13,971

Average assets during the period	$39,061	$38,548	$12,654	$34,056	$12,631
U.S. Equity ETFs (in millions)
Beginning of period assets	$9,245	$9,748	$8,052	$9,390	$7,181
Inflows/(outflows)	(259)	(320)	84	(285)	494
Market appreciation/(depreciation)	(739)	(183)	(197)	(858)	264

End of period assets	$8,247	$9,245	$7,939	$8,247	$7,939

Average assets during the period	$8,876	$9,664	$8,067	$9,436	$7,655
International Developed Equity ETFs (in millions)
Beginning of period assets	$4,829	$4,323	$5,340	$3,988	$3,864
Inflows/(outflows)	21	497	(452)	706	878
Market appreciation/(depreciation)	(456)	9	(394)	(300)	(248)

End of period assets	$4,394	$4,829	$4,494	$4,394	$4,494

Average assets during the period	$4,714	$4,790	$5,016	$4,538	$4,833
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$6,244	$6,068	$7,606	$6,187	$7,448
Inflows/(outflows)	(1,013)	250	270	(928)	26
Market appreciation/(depreciation)	(943)	(74)	(381)	(971)	21

End of period assets	$4,288	$6,244	$7,495	$4,288	$7,495

Average assets during the period	$5,253	$6,336	$7,878	$5,912	$7,247
Fixed Income ETFs (in millions)
Beginning of period assets	$956	$904	$1,376	$1,152	$1,906
Inflows/(outflows)	(85)	67	69	(228)	(515)
Market depreciation	(77)	(15)	(66)	(130)	(12)

End of period assets	$794	$956	$1,379	$794	$1,379

Average assets during the period	$884	$929	$1,385	$944	$1,522
Currency ETFs (in millions)
Beginning of period assets	$573	$565	$406	$599	$979
Inflows/(outflows)	(63)	7	(35)	(100)	(605)
Market appreciation/(depreciation)	(5)	1	(9)	6	(12)

End of period assets	$505	$573	$362	$505	$362

Average assets during the period	$562	$651	$380	$595	$468

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
Alternative Strategy ETFs (in millions)
Beginning of period assets	$230	$225	$163	$205	$158
Inflows/(outflows)	(13)	14	13	18	17
Market appreciation/(depreciation)	(6)	(9)	7	(12)	8

End of period assets	$211	$230	$183	$211	$183

Average assets during the period	$222	$235	$174	$224	$162
Average ETF assets during the period
International hedged equity ETFs	66%	63%	36%	61%	37%
U.S. equity ETFs	15%	16%	23%	17%	22%
Emerging markets equity ETFs	9%	10%	22%	11%	21%
International developed equity ETFs	8%	8%	14%	8%	14%
Fixed income ETFs	1%	2%	4%	2%	4%
Currency ETFs	1%	1%	1%	1%	1%
Alternative strategy ETFs	0%	0%	0%	0%	1%

Total	100%	100%	100%	100%	100%

Average ETF advisory fee during the period
Alternative strategy ETFs	0.95%	0.95%	0.94%	0.95%	0.94%
Emerging markets equity ETFs	0.72%	0.71%	0.68%	0.71%	0.67%
International developed equity ETFs	0.56%	0.56%	0.56%	0.56%	0.56%
International hedged equity ETFs	0.54%	0.54%	0.50%	0.54%	0.50%
Fixed income ETFs	0.51%	0.52%	0.55%	0.52%	0.55%
Currency ETFs	0.50%	0.50%	0.49%	0.50%	0.49%
U.S. equity ETFs	0.35%	0.35%	0.35%	0.35%	0.35%

Blended total	0.53%	0.53%	0.52%	0.53%	0.52%

Number of ETFs—end of the period
International developed equity ETFs	18	18	17	18	17
International hedged equity ETFs	17	16	12	17	12
U.S. equity ETFs	15	13	13	15	13
Fixed income ETFs	13	12	12	13	12
Emerging markets equity ETFs	8	8	7	8	7
Currency ETFs	6	6	6	6	6
Alternative strategy ETFs	2	2	2	2	2

Total	79	75	69	79	69

European Listed ETPs
Total ETPs (in thousands)
Beginning of period assets***	$384,089	$288,801	$113,244	$165,018	$96,817
Inflows	191,044	50,331	19,224	386,757	36,882
Market appreciation/(depreciation)	(143,874)	44,957	(9,258)	(120,516)	(10,489)

End of period assets	$431,259	$384,089	$123,210	$431,259	$123,210

Average ETP advisory fee during the period	0.83%	0.82%	0.79%	0.83%	0.80%
Number of ETPs – end of period	62	57	42	62	42
Total UCITS ETFS (in thousands)
Beginning of period assets****	$228,588	$45,846	—	$16,179	—
Inflows	67,770	144,234	—	240,855	—
Market appreciation/(depreciation)	(31,906)	38,508	—	7,418	—

End of period assets	$264,452	$228,588	—	$264,452	—

Average ETP advisory fee during the period	0.45%	0.44%	—	0.44%	—
Number of ETPs – end of period	12	10	—	12	—
U.S. headcount	128	117	97	128	97
Non-U.S. headcount	34	29	20	34	20

Note: Previously issued statistics may be restated due to trade adjustments.

Source: Investment Company Institute, Bloomberg, WisdomTree

***	European listed ETPs acquired April 15, 2014
****	UCITS first launched October 24, 2014

Three Months Ended September 30, 2015 Compared to September 30, 2014

Revenues

	Three Months Ended September 30,		Change	Percent Change
	2015	2014
U.S. listed-Average assets under management (in millions)	$59,572	$35,554	$24,018	67.6%
U.S. listed-Average ETF advisory fee	0.53%	0.52%	0.01
Advisory fees (in thousands)	$80,520	$46,942	$33,578	71.5%
Other income (in thousands)	233	172	61	35.5%

Total revenues (in thousands)	$80,753	$47,114	$33,639	71.4%

Advisory fees

Advisory fees revenue increased 71.5% from $46.9 million in the three months ended September 30, 2014 to $80.5 million in the comparable period in 2015. This increase was primarily due to higher average AUM from our net inflow levels and higher average fee capture. Our average advisory fee for our U.S. listed ETFs was 0.53% as compared to 0.52% for the same period last year due to net inflows into our higher priced ETFs, primarily HEDJ. Included in the third quarter of 2015 and 2014 was $1.3 million and $0.3 million, respectively, in advisory fees revenue from our European listed ETPs.

Other income

Other income increased 35.5% from $0.17 million in the three months ended September 30, 2014 to $0.23 million in the comparable period in 2015. This increase was due primarily to higher interest income due to increasing cash balances.

Expenses

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2015	2014
Compensation and benefits	$19,407	$9,990	$9,417	94.3%
Fund management and administration	10,519	8,465	2,054	24.3%
Marketing and advertising	3,573	3,341	232	6.9%
Sales and business development	2,438	1,279	1,159	90.6%
Professional and consulting fees	1,570	1,383	187	13.5%
Occupancy, communications and equipment	1,183	882	301	34.1%
Depreciation and amortization	253	207	46	22.2%
Third-party sharing arrangements	485	187	298	159.4%
Acquisition contingent payment	172	—	172	n/a
Other	1,620	1,123	497	44.3%

Total expenses	$41,220	$26,857	$14,363	53.5%

	Three Months Ended September 30,
As a Percent of Revenues:	2015	2014
Compensation and benefits	24.0%	21.2%
Fund management and administration	13.0%	18.0%
Marketing and advertising	4.4%	7.1%
Sales and business development	3.0%	2.7%
Professional and consulting fees	2.0%	2.9%
Occupancy, communications and equipment	1.5%	1.9%
Depreciation and amortization	0.3%	0.4%
Third-party sharing arrangements	0.6%	0.4%
Acquisition contingent payment	0.2%	0.0%
Other	2.0%	2.4%

Total expenses	51.0%	57.0%

Compensation and benefits

Compensation and benefits expense increased 94.3% from $10.0 million in the three months ended September 30, 2014 to $19.4 million in the comparable period in 2015. This increase was primarily due to higher accrued incentive compensation due to our inflow levels, increased headcount related expenses to support our growth and higher stock-based compensation due to equity granted as part of incentive compensation. Included in the current quarter were $1.5 million in compensation costs for employees associated with our European listed ETPs. Our U.S. headcount was 128 and our non-U.S. headcount was 34 at September 30, 2015 compared to a U.S. headcount of 97 and a non-U.S. headcount of 20 at September 30, 2014.

Fund management and administration

Fund management and administration expense increased 24.3% from $8.5 million in the three months ended September 30, 2014 to $10.5 million in the comparable period in 2015 primarily due to fees associated with higher average AUM and an increased number of ETFs. We also incurred additional costs for our European listed ETPs as a result of launching our WisdomTree UCITS ETFs in the fourth quarter of 2014. We had 79 U.S. listed ETFs and 74 European listed products at September 30, 2015 compared to 69 U.S. listed ETFs and 42 European listed products at September 30, 2014.

Marketing and advertising

Marketing and advertising expense increased 6.9% from $3.3 million in the three months ended September 30, 2014 to $3.6 million in the comparable period in 2015 primarily due to higher levels of advertising related activities to support our growth.

Sales and business development

Sales and business development expense increased 90.6% from $1.3 million in the three months ended September 30, 2014 to $2.4 million in the comparable period in 2015 primarily due to higher spending for sales related activities.

Professional and consulting fees

Professional and consulting fees increased 13.5% from $1.4 million in the three months ended September 30, 2014 to $1.6 million in the comparable period in 2015 primarily due to advisory fees associated with our acquisition of Greenhaven ETFs as well as higher technology related initiatives.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 34.1% from $0.9 million in the three months ended September 30, 2014 to $1.2 million in the comparable period in 2015 primarily due to technology equipment spending initiatives and higher rent expense due to higher property taxes.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at approximately $0.3 million as compared to the three months ended September 30, 2014.

Third-party sharing arrangements

Third-party sharing arrangements increased 159.4% from $0.2 million in the three months ended September 30, 2014 to $0.5 million for the comparable period in 2015 primarily due to including our ETFs on a third party customer platform.

Acquisition contingent payment

Acquisition contingent payment expense was $0.2 million in the three months ended September 30, 2015. This represents the expense accrual for expected payments to the former Boost shareholders related to our acquisition in April 2014. The increase in the accrual was primarily driven by increased AUM from our European business.

Other

Other expenses increased 44.3% from $1.1 million in the three months ended September 30, 2014 to $1.6 million in the comparable period in 2015 primarily due to higher general and administrative expenses.

Income tax

Income tax expense was $16.2 million in the three months ended September 30, 2015. The effective tax rate on our U.S. listed ETF business was 39.1% in the third quarter. Our overall effective tax rate was 41.1% due to the non-deductibility of losses in our European ETP business. These losses may be recognized in the future after the European business is profitable.

Nine Months Ended September 30, 2015 Compared to September 30, 2014

Revenues

	Nine Months Ended September 30,		Change	Percent Change
	2015	2014
U.S. listed-Average assets under management (in millions)	$55,705	$34,518	$21,187	61.4%
U.S. listed-Average ETF advisory fee	0.53%	0.52%	0.01
Advisory fees (in thousands)	$221,709	$133,489	$88,220	66.1%
Other income (in thousands)	744	673	71	10.5%

Total revenues (in thousands)	$222,453	$134,162	$88,291	65.8%

Advisory fees

Advisory fees revenue increased 66.1% from $133.5 million in the nine months ended September 30, 2014 to $221.7 million in the comparable period in 2015. This increase was primarily due to higher average AUM from our net inflow levels and higher average fee capture. Our average advisory fee for our U.S. listed ETFs was 0.53% as compared to 0.52% for the same period last year due to net inflows into our higher priced ETFs, primarily HEDJ. Included in the nine months ended September 30, 2015 and September 30, 2014 was $2.8 million and $0.5 million, respectively, in advisory fees revenue from our European listed ETPs, which were acquired in April 2014.

Other income

Other income remained relatively unchanged at $0.7 million as compared to the nine months ended September 30, 2014.

Expenses

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2015	2014
Compensation and benefits	$57,677	$26,896	$30,781	114.4%
Fund management and administration	31,895	25,451	6,444	25.3%
Marketing and advertising	10,277	8,645	1,632	18.9%
Sales and business development	6,414	4,307	2,107	48.9%
Professional and consulting fees	4,637	5,018	(381)	(7.6%)
Occupancy, communications and equipment	3,044	2,635	409	15.5%
Depreciation and amortization	696	600	96	16.0%
Third-party sharing arrangements	1,265	312	953	305.4%
Acquisition contingent payment	693	—	693	n/a
Other	4,364	3,429	935	27.3%

Total expenses	$120,962	$77,293	$43,669	56.5%

	Nine Months Ended September 30,
As a Percent of Revenues:	2015	2014
Compensation and benefits	25.9%	20.0%
Fund management and administration	14.3%	19.0%
Marketing and advertising	4.6%	6.5%
Sales and business development	2.9%	3.2%
Professional and consulting fees	2.1%	3.7%
Occupancy, communications and equipment	1.4%	2.0%
Depreciation and amortization	0.3%	0.4%
Third-party sharing arrangements	0.6%	0.2%
Acquisition contingent payment	0.3%	0.0%
Other	2.0%	2.6%

Total expenses	54.4%	57.6%

Compensation and benefits

Compensation and benefits expense increased 114.4% from $26.9 million in the nine months ended September 30, 2014 to $57.7 million in the comparable period in 2015. This increase was primarily due to higher accrued incentive compensation due to our record setting inflow levels, increased headcount related expenses to support our growth and higher stock-based compensation due to equity granted as part of incentive compensation. Included in the nine months ended September 30, 2015 was $3.9 million in compensation costs for employees associated with our European listed ETPs. Our U.S. headcount was 128 and our non-U.S. headcount was 34 at September 30, 2015 compared to a U.S. headcount of 97 and a non-U.S. headcount of 20 at September 30, 2014.

Fund management and administration

Fund management and administration expense increased 25.3% from $25.5 million in the nine months ended September 30, 2014 to $31.9 million in the comparable period in 2015 primarily due to fees associated with higher inflow levels, higher average AUM and an increased number of ETFs, and were partially offset by lower fees as a result of changing our fund accounting, administration and custody service provider in April 2014. We also incurred additional costs for our European listed ETPs as a result of launching our WisdomTree branded ETFs in the fourth quarter of 2014. We had 79 U.S. listed ETFs and 74 European listed products at September 30, 2015 compared to 69 U.S. listed ETFs and 42 European listed products at September 30, 2014.

Marketing and advertising

Marketing and advertising expense increased 18.9% from $8.6 million in the nine months ended September 30, 2014 to $10.3 million in the comparable period in 2015 primarily due to higher levels of advertising related activities to support our growth.

Sales and business development

Sales and business development expense increased 48.9% from $4.3 million in the nine months ended September 30, 2014 to $6.4 million in the comparable period in 2015 primarily due to higher spending for sales related activities.

Professional and consulting fees

Professional and consulting fees decreased 7.6% from $5.0 million in the nine months ended September 30, 2014 to $4.6 million in the comparable period in 2015. In the first nine months of last year, we incurred advisory fees in connection with our acquisition of Boost as well as higher technology consulting fees related to moving our office space. Partly offsetting these decreases were higher recruiting fees related to headcount growth as part of our strategic growth initiatives.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 15.5% from $2.6 million in the nine months ended September 30, 2014 to $3.0 million primarily due to the purchase of technology equipment as part of our strategic growth initiatives.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at approximately $0.7 million for the nine months ended September 30, 2014 and 2015.

Third-party sharing arrangements

Third-party sharing arrangements increased from $0.3 million in the nine months ended September 30, 2014 to $1.3 million in the comparable period in 2015 primarily due to higher fees to our marketing agent in Latin America and for including our ETFs on third party customer platforms.

Acquisition contingent payment

Acquisition contingent payment expense was $0.7 million in the nine months ended September 30, 2015. This represents the expense accrual for expected payments to the former Boost shareholders related to our acquisition in April 2014. The increase in the accrual was primarily driven by increased AUM from our European business.

Other

Other expenses increased 27.3% from $3.4 million in the nine months ended September 30, 2014 to $4.4 million in the comparable period in 2015 primarily due to higher general and administrative expenses.

Income tax

Income tax expense was $42.0 million in the nine months ended September 30, 2015. The effective tax rate on our U.S. listed ETF business was approximately 39%. Our overall effective tax rate was 41.4% due to the non-deductibility of losses in our European ETP business. These losses may be recognized in the future after the European business is profitable. Income tax expense was $5.4 million in the nine months ended September 30, 2014. Our overall tax rate was 9.6% during the nine months ended September 30, 2014 as we recognized a tax benefit of $13.7 million primarily due to the release of our valuation allowance on our deferred U.S. tax asset.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2015	December 31, 2014
Balance Sheet Data (in thousands):
Cash and cash equivalents	$211,992	$165,284
Investments	$23,651	$13,990
Accounts receivable	$25,514	$18,176
Total liabilities	$47,202	$36,466

	Nine Months Ended September 30,
	2015	2014
Cash Flow Data (in thousands):
Operating cash flows	$110,148	$56,650
Investing cash flows	(11,278)	(3,747)
Financing cash flows	(52,085)	(5,918)
Foreign exchange rate effect	(77)	(14)

Increase in cash and cash equivalents	$46,708	$46,971

Liquidity

We consider our available liquidity to be our liquid assets less our liabilities. Liquid assets consist of cash and cash equivalents, accounts receivable and investments. We account for investments as held to maturity securities and have the intention and ability to hold to maturity. However, if needed, such investments could be redeemed for liquidity. Cash and cash equivalents include cash on hand and non-interest-bearing and interest-bearing deposits with financial institutions. Accounts receivable primarily represents receivables from advisory fees we earn from our ETPs. Investments represent debt instruments of U.S. government and agency securities. Our liabilities consist primarily of payments owed to vendors and third parties in the normal course of business as well as accrued year end incentive compensation for employees.

Cash and cash equivalents increased by $46.7 million in the first nine months of 2015 to $212.0 million at September 30, 2015 primarily due to $110.1 million of cash flow from operations due to our strong business results, partly offset by $32.9 million used for our quarterly dividend payments, $23.7 million used to repurchase shares of our common stock and $11.4 million used to purchase investments, offset by proceeds of $1.7 million from the redemption of investments.

Capital Resources

Our principal source of financing is our operating cash flows. We believe that current cash flows generated by our operating activities should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. As a result, we expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. In the fourth quarter of 2014, we announced a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase up to $100 million of our common stock over three years, including purchases to offset future equity grants made under our equity plans. During the nine months ended September 30, 2015, we repurchased 1,164,741 shares of our common stock under the repurchase program for an aggregate cost of $23.7 million.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of September 30, 2015:

	Total	Payments Due by Period (in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$41,335	$1,002	$7,268	$8,987	$24,078
Acquisition payable	$2,449	$—	$1,224	$1,225	$—

The Company is required to redeem the acquisition payable, which represents the remaining 25% non-controlling interest held by the former Boost shareholders in WisdomTree Europe on or about March 31, 2018. The ultimate price for the remaining interest will be determined by a predefined formula based on the 180-day average of European AUM at December 31, 2017 and will be tied to our enterprise value over the 180-day average of global AUM at December 31, 2017, and affected by profitability of the European business. The payout will be in cash over the two years subsequent to December 31, 2017.

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

Revenue Recognition

We earn investment advisory fees from ETPs, as well as licensing fees from third parties. ETP advisory fees are based on a percentage of the ETPs’ average daily net assets and recognized over the period the related service is provided. Licensing fees are based on a percentage of the average monthly net assets and recognized over the period the related service is provided.

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02) Amendments to the Consolidation Analysis, which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), which has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a variable interest entity (“VIE”) and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. We are currently assessing the potential impact of the adoption of this guidance on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. We are currently assessing the potential impact of the adoption of this guidance on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describes key aspects of the market risk to the Company.

Market Risk

Market risk to us generally represents the risk of changes in the value of financial instruments held in the portfolios of the WisdomTree ETPs that generally result from fluctuations in securities prices, foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all of our revenues are derived from advisory agreements for the WisdomTree ETFs. Under these agreements, the advisory fee we receive is based on the average market value of the assets in the WisdomTree ETF portfolios we manage.

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

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $235.6 million and $179.3 million as of September 30, 2015 and December 31, 2014, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Exchange Rate Risk

As a result of our acquisition of Boost, we now operate globally and are subject to currency translation exposure on the results of our non-U.S. operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. We generate the vast majority of our revenues and expenses in the U.S. dollar and expect to do so for some time. We do not anticipate that changes in exchange rates, predominantly the British pound or Euro, will have a material impact on our financial condition, operating results or cash flows. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may look to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2015 to July 31, 2015	19,808	$23.06	19,808
August 1, 2015 to August 31, 2015	309,827	$25.72	309,827
September 1, 2015 to September 30, 2015	—	$—	—

Total	329,635	$25.56	329,635	$76,311

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100 million. During the three months ended September 30, 2015, we repurchased 329,635 shares of our common stock under this program for an aggregate cost of $8.4 million. Of these shares, 19,808 were repurchased to offset tax withholding obligations that occur upon vesting and release of restricted shares for an aggregate cost of $0.5 million, and 309,827 shares were repurchased in the open market to offset new shares issued in connection with employee equity grants for an aggregate cost of $7.9 million. $76.3 million remains under this program for future purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Reference Exhibit No.

3.1 (1)	Amended and Restated Certificate of Incorporation.	3.1

3.2 (1)	Amended and Restated Bylaws.	3.2

4.1 (1)	Specimen Common Stock Certificate.	4.1

4.2 (1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006.	4.2

4.3 (1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006.	4.3

4.4 (1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009.	4.4

4.5 (1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009.	4.5

31.1 (2)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act.

31.2 (2)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act.

32 (2)	Section 1350 Certification.

101 (2)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on June 30, 2011.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2015.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer and President (Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)