Form 10-K
period 2015-12-31
WisdomTree Investments, Inc.
filed 2016-02-29
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates (computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2015) was $2,515,088,646.

At February 17, 2016, there were 136,406,918 shares of the registrant’s Common Stock outstanding (voting shares).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2016, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE INVESTMENTS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2015

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” and elsewhere in this Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

Our Company

We are the only publicly-traded asset management company that focuses exclusively on ETPs. We were the eighth largest ETP sponsor in the world based on assets under management, or AUM, with AUM of $52.4 billion globally as of December 31, 2015. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, or a basket of or a single commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

Our U.S. listed ETFs make up the vast majority of our global AUM, and are discussed in more detail below. As of December 31, 2015, we were the fifth largest ETF sponsor in the United States by AUM. Our family of ETFs includes funds that track our own indexes, funds that track third party indexes and actively managed funds. We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers and institutional investors.

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

Our AUM has been growing and reaching record levels each year, which has helped improve our profitability. The following charts reflect key operating and financial metrics for our business:

U.S. Listed AUM
($ in billions)
34.9
39.3
51.6
2013
2014
2015

U.S. Listed Net Inflows
($ in billions)
14.3
5.1
16.9
2013
2014
2015

U.S. ETF Inflow Market Share
8.0%
2.1%
7.3%
2013
2014
2015

Revenues
($ in millions)
149.5
183.8
298.9
2013
2014
2015

Pre-Tax Income
($ in millions)
51.5
73.5
137.2
2013
2014
2015

The following charts reflect the distribution and asset mix of our U.S. listed ETFs as of December 31, 2015:

Approximately 60% of our AUM have been gathered in two of our U.S. listed ETFs – WisdomTree Europe Hedged Equity Fund (HEDJ) and WisdomTree Japan Hedged Equity Fund (DXJ) – which invest in European or Japanese equities, respectively, using our fundamentally weighted approach and, in addition, hedge exposure to the Euro or Yen. These two products also accounted for approximately 60% of our revenues in 2015.

Our Industry

An ETF is an investment fund that holds securities such as equities or bonds and/or other assets such as derivatives or commodities, and generally trades at approximately the same price as the net asset value of its underlying components over the course of the trading day. ETFs offer exposure to a wide variety of asset classes and investment themes, including domestic, international and global equities, and fixed income securities, as well as securities in specific industries and countries. There are also ETFs that track certain specific investments, such as commodities, real estate or currencies.

We believe ETPs, the vast majority of which are comprised of ETFs, have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2015, there were approximately 1,800 ETPs in the United States with aggregate AUM of $2.1 trillion. The chart below reflects the AUM of the global ETP industry since 2001:

Source: BlackRock

As of December 31, 2015, we were the fifth largest ETF sponsor in the U.S. and the eighth largest ETP sponsor in the world by AUM:

Rank	ETF Sponsor	AUM (in billions)
1	iShares	$1,110
2	Vanguard	$510
3	State Street	$443
4	PowerShares	$102
5	Deutsche Bank	$86
6	Nomura	$65
7	Lyxor	$54
8	WisdomTree	$52
9	First Trust	$43
10	Schwab	$40

Source: BlackRock

According to Morningstar, Inc., ETFs were initially marketed primarily to institutional investors. However, today, institutional investors account for only about half of the assets held in ETFs. ETFs have become more popular among a broad range of investors as they come to understand the benefits of ETFs and use them for a variety of purposes and strategies, including low cost index investing and asset allocation, access to specific asset classes, protective hedging, income generation, arbitrage opportunities and diversification.

While ETFs are similar to mutual funds in many respects, they have some important differences as well:

•	Transparency. ETFs disclose the composition of their underlying portfolios on a daily basis, unlike mutual funds, which typically disclose their holdings every 90 days.

•	Intraday trading, hedging strategies and complex orders. Like stocks, ETFs can be bought and sold on exchanges throughout the trading day at market prices. ETFs update the indicative values of their underlying portfolios every 15 seconds. As publicly-traded securities, ETF shares can be purchased on margin and sold short, enabling the use of hedging strategies, and traded using limit orders, allowing investors to specify the price points at which they are willing to trade.

•	Tax efficiency. In the United States, whenever a mutual fund or ETF realizes a capital gain that is not balanced by a realized loss, it must distribute the capital gain to its shareholders. These gains are taxable to all shareholders, even those who reinvest the gain distributions in additional shares of the fund. However, most ETFs typically redeem their shares through “in-kind” redemptions in which low-cost securities are transferred out of the ETF in exchange for fund shares in a non-taxable transaction. By using this process, ETFs avoid the transaction fees and tax impact incurred by mutual funds that sell securities to generate cash to pay out redemptions.

•	Uniform pricing. From a cost perspective, ETFs are one of the most equitable investment products on the market. Investors, regardless of their size, structure or sophistication, pay identical advisory fees. Unlike mutual funds, ETFs do not have different share classes or different expense structures for retail and institutional clients and ETFs are not sold with sales loads or 12b-1 fees. In many cases, ETFs offer lower expense ratios than comparable mutual funds.

ETFs are used in various ways by a range of investors, from conservative to speculative uses including:

•	Low cost index investing. ETFs provide exposure to a variety of broad-based indexes across equities, fixed income, commodities and other asset classes and strategies, and can be used as both long-term portfolio holdings or short term trading tools. ETFs offer an efficient and less costly method by which to gain exposure to indexes as compared to individual stock ownership.

•	Improved access to specific asset classes. Investors often use ETFs to gain access to specific market sectors or regions around the world by investing in an ETF that holds a portfolio of securities in that region or segment rather than buying individual securities.

•	Asset allocation. Investors seeking to invest in various asset classes to develop an asset allocation model in a cost-effective manner can do so easily with ETFs, which offer broad exposure to various asset classes in a single security.

•	Protective hedging. Investors seeking to protect their portfolios may use ETFs as a hedge against unexpected declines in prices.

•	Income generation. Investors seeking to obtain income from their portfolios may buy fixed income ETFs that typically distribute monthly income or dividend-paying ETFs that encompass a basket of dividend-paying stocks rather than buying individual stocks.

•	Speculative investing. Investors with a specific directional opinion about a market sector may choose to buy or sell (long or short) an ETF covering or leveraging that market sector.

•	Arbitrage. Sophisticated investors may use ETFs in order to exploit perceived value differences between the ETF and the value of the ETF’s underlying portfolio of securities.

•	Diversification. By definition, ETFs represent a basket of securities and each fund may contain hundreds or even thousands of different individual securities. The “instant diversification” of ETFs provides investors with broad exposure to an asset class, market sector or geography.

ETFs are one of the fastest growing sectors of the asset management industry. According to the Investment Company Institute, since 2007 ETFs have generated approximately 60% of the total inflows into ETFs and long-term mutual funds. However, during that time ETFs generated positive inflows into equity funds of approximately $1.1 trillion and long-term equity mutual funds experienced outflows of approximately $356 billion. We believe this trend is due to the inherent benefits of ETFs, that is: transparency, liquidity and tax efficiency.

We believe our growth, and the growth of the ETF industry in general, will continue to be driven by the following factors:

•	Education and greater investor awareness. Over the last several years, ETFs have been taking a greater share of inflows and AUM from mutual funds. We believe as a result of market downturns during the economic crisis, investors have become more aware of some of the deficiencies of mutual funds and other financial products. In particular, we believe investors are beginning to focus on important characteristics of their traditional investments—namely transparency, tradability, liquidity, tax efficiency and fees. Their attention and education focused on these important investment characteristics may be one of the drivers of the shift in inflows from traditional mutual funds to ETFs. We believe as investors become more aware and educated about ETFs and their benefits, ETFs will continue to take market share from traditional mutual funds and other financial products or structures such as hedge funds, separate accounts and individual stocks.

•	Move to fee-based models. Over the last several years, many financial advisers have changed the revenue model that they charge clients from one that is “transaction-based,” that is, based on commissions for trades or receiving sales loads, to a “fee-based” approach, where an overall fee is charged based on the value of AUM. This fee-based approach lends itself to the adviser selecting no-load, lower-fee financial products, and in our opinion, better aligns advisers with the interests of their clients. Since ETFs generally charge lower fees than mutual funds, we believe this model shift will benefit the ETF industry. As major brokerage firms and asset managers encourage their advisers to move towards fee-based models, we believe overall usage of ETFs likely will increase.

•	Innovative product offerings. Historically, ETFs tracked traditional equity indexes, but the volume of ETF growth has led to significant innovation and product development. As demand increased, the number of ETFs has also increased and today, ETFs are available for virtually every asset class including fixed income, commodities, alternative strategies, leveraged/inverse, real estate and currencies. We believe, though, that there remain substantial areas for ETF sponsors to continue to innovate, including alternative- and investment theme-based strategies, hard and soft commodities, and actively managed strategies. We believe the further expansion of ETFs will fuel further growth and investments from investors who typically access these products through hedge funds, separate accounts, stock investments or the futures and commodity markets.

•	New distribution channels. Discount brokers, including E*Trade, TD Ameritrade, Schwab and Fidelity, now offer free trading and promotion of select ETFs. We believe the promotion of ETF trading by discount brokers and their marketing of ETFs to a wider retail channel will contribute to the future growth of ETFs. Increasingly, institutional investors such as pensions, endowments and even mutual funds are using ETFs as trading tools as well as core holdings.

•	Changing demographics. As the “baby boomer” generation continues to mature and retire, we expect that there will be a greater demand for a broad range of investment solutions, with a particular emphasis on income generation and principal protection, and that more of these investors will seek advice from professional financial advisers. We believe these financial advisers will migrate more of their clients’ portfolios to ETFs due to their lower fees, better fit within fee-based models, and their ability to (i) provide access to more diverse market sectors, (ii) improve multi-asset class allocation, and (iii) be used for different investment strategies, including income generation. Overall, we believe ETFs are well-suited to meet the needs of this large and important group of investors. In addition, since many younger investors and financial advisers have demonstrated a preference for the ETF structure over traditional product structures, we believe that wealth transfers from one generation to another will also have a positive effect on ETF industry growth.

•	International Markets. We believe the growth of ETFs is a global phenomenon. While the U.S. currently represents the vast majority of global ETF assets, Europe, Asia and Latin America are growing quickly. The same growth drivers powering the U.S. ETF industry are gradually taking hold in global markets. Additionally, there is an increasing trend of non-U.S. institutional investors investing in U.S.-listed ETFs.

•	Regulation. When financial professionals are governed by a suitability standard in recommending investments to their clients, we believe that ETFs are competitive with traditional investment products. If the Department of Labor’s rule proposed in April 2015 is adopted such that the fiduciary standard were to replace the suitability standard with respect to investments governed by the Employee Retirement Income Security Act (ERISA), we believe that ETFs’ competitiveness generally will increase due to the inherent benefits of ETFs – transparency and liquidity. Additionally, while the shift toward fee-based models continues to take hold in the U.S. market as described above, regulatory initiatives in international markets are accelerating this trend in new markets. We believe regulations that discourage a commission model and mandate transparency of fees are conducive for ETF growth.

Our Competitive Strengths

•	Well-positioned in large and growing markets. We believe that ETFs are well positioned to grow significantly faster than the asset management industry as a whole, making our focus on ETFs a significant advantage versus other traditional asset management firms. In 2013, 2014 and 2015, we were among the fastest growing top 10 ETF sponsors and at December 31, 2015 we were the fifth largest ETF sponsor in the United States by AUM. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage. We believe that our early leadership in a number of asset classes positions us well to maintain a leadership position.

•	Strong performance. We create our own indexes, most of which weight companies in our equity ETFs by a measure of fundamental value and are rebalanced annually. By contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. In addition, we also offer actively managed ETFs, as well as ETFs based on third party indexes. In evaluating the performance of our U.S. listed equity, fixed income and alternative ETFs against actively managed and index based mutual funds and ETFs, 94% of the $51.1 billion invested in our ETFs and 66% (43 of 65) of our ETFs outperformed their comparable Morningstar average since inception as of December 31, 2015.

•	Differentiated product set, powered by innovation. We have a broad and diverse product set. Our products span a variety of traditional and high growth asset classes, including equities, fixed income, currencies and alternatives, and include both passive and actively managed funds. Our innovations include launching the industry’s first emerging markets small-cap equity ETF, the first actively managed currency ETFs, one of the first international local currency denominated fixed income ETFs, the first managed futures strategy ETF and the first currency hedged international equity ETFs.

Our product development strategy comes from two competitive advantages:

•	Self-indexing. The majority of our ETFs are based on proprietary WisdomTree indexes which we believe gives us several advantages. First, it minimizes our third party index licensing fees, which increases our profitability. Second, because we develop our own intellectual property, we are intimately familiar with our strategies and able to effectively communicate their value proposition in the market with research content and support. Third, it can enhance our speed to market and first mover advantage. Fourth, because these indexes are proprietary to WisdomTree, we may face similar competition, but we never face exact competition. Our competitors license similar third party indexes and need to compete on price to differentiate their offerings.

•	Broad regulatory relief. Our broad exemptive relief also allows us to bring unique products to markets, including actively managed funds.

We believe that our expertise in product development combined with our self-indexing capabilities and regulatory exemptive relief provides a strategic advantage, enabling us to launch innovative ETFs that others may not be able to launch as quickly.

•	Extensive marketing, research and sales efforts. We have invested significant resources to establish the WisdomTree brand through targeted television, print and online advertising, social media, as well as through our public relations efforts. The majority of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisers, independent advisory firms and institutional investors who use our ETFs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisers at leading national brokerage firms, registered investment advisers and high net worth advisers. We believe the recent growth we have experienced by strategically aligning these adviser relationships and marketing campaigns with targeted research and sales initiatives with products that align with market sentiment, differentiates us from our competitors and contributes to our strong inflows.

•	Efficient business model with lower risk profile. We have invested heavily in the internal development of our core competencies with respect to product development, marketing, research and sales of ETFs. We outsource to third parties those services that are not our core competencies or may be resource or risk intensive, such as the portfolio management responsibilities and fund accounting operations of our ETFs. In addition, since we create our own indexes for most of our ETFs, we usually do not incur many licensing costs.

•	Strong, seasoned and creative management team. We have built a strong and dedicated senior leadership team. Most of our leadership team has significant ETF or financial services industry experience in fund operations, regulatory and compliance oversight, product development and management or marketing and communications. We believe our team, by developing an ETF sponsor from the ground up despite significant competitive, regulatory and operational barriers, has demonstrated an ability to innovate as well as recognize and respond to market opportunities and effectively execute our strategy.

Our Growth Strategies

Our goal is to become one of the top five ETF sponsors in the world. In 2009, we were the eleventh largest ETF sponsor in the U.S. based on AUM. We increased our AUM to become the eighth largest U.S. ETF sponsor in 2010, the seventh largest in 2012 and the fifth largest in 2015, with $51.6 billion in AUM. We believe our continued execution will enable us to increase trading volumes and build longer performance track records, which should allow us to attract additional investors and, in turn, further grow our AUM. We will seek to increase our market share and build additional scale by continuing to implement the following growth strategies:

•	Increase penetration within existing distribution channels and expand to new distribution channels. We believe there is an opportunity to increase our market share by further penetrating existing distribution channels, expanding into new distribution channels and by cross-selling additional WisdomTree ETFs. In order to achieve these objectives, we intend to continue our strategy of targeted advertising and direct marketing, coupled with our research-focused sales support initiatives, to enhance product awareness and increase our market share of ETF net inflows. Our share of ETF industry net inflows has fluctuated from 8.0% in 2013, to 2.1% in 2014 and 7.3% in 2015.

•	Launch innovative new products that diversify our product offerings and revenues. We believe our track record has shown that we can create and sell innovative ETFs that meet market demand. We believe that continued launches of new products will strengthen our business by allowing us to realize additional inflows, maintain and grow our AUM and generate revenues across different market cycles as particular investment strategies move in and out of favor.

•	Expand internationally and grow non U.S. institutional distribution channel. To date, our sales and marketing have been principally focused on the domestic U.S. market. However, we have taken steps to broaden our reach around the world.

•	Europe. In April 2014, we completed the acquisition of Boost ETP, LLP, or Boost, a U.K. and Jersey based ETP provider, and renamed it WisdomTree Europe. Through the WisdomTree Europe platform, we have listed 12 WisdomTree branded UCITS ETFs, and for some have created additional currency-hedged share classes, on the London Stock Exchange, Borsa Italiana, Deutsche Börse and SIX Swiss Exchange, and we continue to manage and grow the Boost lineup of short and leveraged fully collateralized ETPs under the Boost brand.

•	Latin America. We have cross-listed in the special international section on the Mexican stock exchange 32 of our ETFs, where certain institutional investors trade foreign securities in Mexico. Additionally, 13 of our ETFs were approved by the Chilean pension funds investment regulator for sale to Chilean pension funds and 12 of our ETFs were approved by the Peruvian pension funds investment regulator for sale to Peruvian pension funds. In 2010, we entered into a marketing arrangement with the Compass Group to market WisdomTree ETFs in Latin America.

•	Australia, New Zealand and Israel. In 2014, we entered into a marketing arrangement with BetaShares to market our U.S. listed ETFs in Australia and New Zealand, and in 2015, we entered into a similar arrangement in Israel.

•	Japan. We filed notifications with the Financial Services Agency of Japan making 17 of our ETFs available for sale in Japan through Japanese securities companies. In February 2016, we became registered as a Type 1 Financial Instruments Business with the Kanto Local Finance Bureau of Japan’s Ministry of Finance and will serve the institutional market in Japan selling our U.S. listed ETFs.

As ETFs are increasingly traded globally, we believe that international expansion of our marketing, communication and sales strategies will provide significant new growth avenues to participate in new regional markets as well as increasing cross-border investments by non U.S. institutional investors. In

•	Selectively pursue acquisitions or partnerships. We may pursue acquisitions or enter into partnerships or other commercial arrangements that will enable us to strengthen our current business, expand and diversify our product offering, increase our AUM or enter into new markets. We believe entering into partnerships or pursuing acquisitions is a cost-effective means of growing our business and AUM. In April 2014, we completed the acquisition of Boost to establish operations in Europe. In January 2016, we acquired the managing owner of the GreenHaven Continuous Commodity Index Fund (NYSE Arca:GCC) and the sponsor of the GreenHaven Coal Fund (NYSE Arca:TONS) to add commodities to our product set.

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

Our U.S. Listed Products

As of December 31, 2015, we offered a comprehensive family of 86 ETFs.

International Hedged Equity ETFs

In December 2009, we launched the industry’s first currency hedged equity ETFs and currently have 23 such ETFs in the market. These ETFs provide exposure to a specified international equity market while hedging the currency exposure of that market relative to the U.S. dollar. Our international hedged equity ETFs are sub-advised by Mellon Capital.

Equity ETFs

We offer equity ETFs that provide access to the securities of large, mid and small-cap companies located in the United States, international developed markets and emerging markets, as well as particular market sectors and styles. Our equity ETFs track our own indexes, the majority of which are fundamentally weighted as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe weighting equity markets by dividends and income, rather than by market capitalization, can provide investors with better risk-adjusted returns over longer term periods in core equity exposures. Our equity ETFs are sub-advised by Mellon Capital, a subsidiary of The Bank of New York Mellon Corporation, or BNY Mellon.

Fixed Income ETFs

In 2010, we began launching international fixed income ETFs that invest in emerging market countries, Asia Pacific ex-Japan countries or European countries. These ETFs are denominated in either local or U.S. currencies. We intend to launch additional fixed income bond funds and broaden our product offerings in this category. In December 2013, we launched a suite of rising rate bond ETFs based on leading fixed income benchmarks we license from third parties and in July 2015, we launched an ETF that seeks to track a yield-enhanced index of U.S. investment grade bonds. Our fixed income ETFs are sub-advised by either Mellon Capital or Western Asset Management, a subsidiary of Legg Mason.

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

Alternative Strategy ETFs

In 2011, we launched the industry’s first managed futures strategy ETF and a global real return ETF. In 2015, we launched a dynamic long/short U.S. equity ETF and a dynamic bearish U.S. equity ETF. We also intend to explore additional alternative strategy products in the future. Our managed futures strategy ETF and dynamic long/short and bearish U.S. equity ETFs are sub-advised by Mellon Capital and our global real return ETF is sub-advised by Western Asset Management.

Commodity ETFs

In January 2016, we acquired the GreenHaven family of commodity ETFs, which have been renamed the WisdomTree Continuous Commodity Index Fund (NYSE Arca:GCC) and the WisdomTree Coal Fund (NYSE Arca:TONS).

Our Non-U.S. Listed Products

WisdomTree UCITS ETFs

In connection with our acquisition of Boost and the subsequent build out of our European platform, we have listed six WisdomTree branded UCITS ETFs, including 10 additional currency hedged share classes, on the London Stock Exchange, Borsa Italiana, Deutsche Börse and SIX Swiss Exchange, providing exposure to large and small-cap U.S. and European equities and emerging markets. In April 2015, we listed the WisdomTree ISEQ 20® ETF (ISEQ) on the London Stock Exchange, concurrent to WisdomTree’s merger with the original ISEQ 20® ETF (IETF).

Boost Short and Leveraged ETPs

As part of the Boost acquisition, we acquired Boost’s short and leveraged fully collateralized equity, commodity, fixed income and currency ETPs, which are listed in Europe. As of December 31, 2015, there were 64 ETPs on the Boost platform.

Sales, Marketing and Research

We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers and institutional investors. Our primary sales efforts are not directed towards the retail segment but rather are directed towards the financial or investment adviser who acts as the intermediary between the end-client and us. We do not pay commissions nor do we offer 12b-1 fees to financial advisers to use or recommend the use of our ETFs.

We have developed an extensive network and relationships with financial advisers and we believe our ETFs and related research are well structured to meet their needs and those of their clients. Our sales professionals act in a consultative role to provide the financial adviser with value-added services. We seek to consistently grow our network of financial advisers and we opportunistically seek to introduce new products that best deliver our investment strategies to investors through these distribution channels. We have our own team of 55 sales professionals located in the United States as of December 31, 2015. We plan to continue to increase our sales force and invest in sales-related resources over the course of 2016 to further penetrate existing sales channels, and to better service new emerging distribution channels.

In addition, we have agreements with third parties to serve as the external marketing agents for the WisdomTree ETFs in Latin America, Australia, New Zealand and Israel as well as with E*Trade Financial and Charles Schwab & Co. to allow certain of our ETFs to trade commission free on their brokerage platforms in exchange for a percentage of our advisory fee revenues from certain AUM. We believe these arrangements expand our distribution capabilities in a cost-effective manner and we may continue to enter into such arrangements in the future.

Our marketing efforts are focused on three objectives: generating new clients and inflows to our ETFs; retaining existing clients, with a focus on cross-selling additional WisdomTree ETFs; and building brand awareness. We pursue these objectives through a multi-faceted marketing strategy targeted at financial advisers. We utilize the following strategies:

•	Targeted advertising. We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising runs exclusively on the cable networks CNBC, Fox Business and Bloomberg Television; online advertising runs on investing or ETF-specific web sites, such as www.seekingalpha.com and www.etfdatabase.com; and print advertising runs in core financial publications, including Barron’s, Pensions & Investments and Investor’s Business Daily.

•	Media relations. We have a full time public relations team who has established relationships with the major financial media outlets including: the Wall Street Journal, Barron’s, Financial Times, Bloomberg, Reuters, New York Times and USA Today. We utilize these relationships to help create awareness of the WisdomTree ETFs and the ETF industry in general. Several members of our management team and multiple members of our research team are frequent market commentators and conference panelists.

•	Direct marketing. We have a database of financial advisers to which we regularly market through targeted and segmented communications, such as on-demand research presentations, ETF-specific or educational events and presentations, quarterly newsletters and market commentary from our senior investment strategy adviser, Professor Jeremy Siegel.

•	Social media. We have implemented a social media strategy that allows us to connect directly with financial advisers and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continue to enhance our brand reputation of expertise and thought leadership in the ETF industry. For example, we have established presence on LinkedIn, Twitter and YouTube, and our blog content is syndicated across multiple business-oriented websites.

•	Sales support. We create comprehensive materials to support our sales process including whitepapers, research reports, webinars, blogs, podcasts, videos and performance data for our ETFs.

We will continue to evolve our marketing and communication efforts in response to changes in the ETF industry, market conditions and marketing trends.

Our research team has three core functions: index development and oversight, investment research and sales support. In its index development role, the research group is responsible for creating the investment methodologies and overseeing the maintenance of our indexes that the WisdomTree ETFs are designed to track. The team also provides a variety of investment research around these indexes and market segments. Our research is typically academic-type research to support our products, including white papers on the strategies underlying our indexes and ETFs, investment insights on current market trends, and types of investment strategies that drive long-term performance. We distribute our research through our sales professionals, online through our website and blog, targeted emails to financial advisers, or through financial media outlets. On some occasions, our research has been included in “op-ed” articles appearing in the Wall Street Journal. Shorter research notes are also developed to promote our ideas, which are distributed online through social media channels. Finally, the research team supports our sales professionals in meetings as market experts and through custom analysis on client portfolio holdings. In addition, we consult with our senior investment strategy adviser, Professor Jeremy Siegel, on product development ideas and market commentaries.

Product Development

We are focused on driving continued growth through innovative product development. Due to our broad based regulatory exemptive relief, proprietary index development capabilities and a strategic focus on product development at the senior management level, we have demonstrated an ability to launch innovative and differentiated ETFs. When developing new funds, we seek to introduce product that can be first to market, offer improvement in structure or strategy relative to an incumbent product or offer some other key distinction relative to an incumbent product. In short, we want to add choice in the market and seek to introduce thoughtful investment solutions by avoiding commoditized products. Lastly, when launching new products we seek to expand and diversify our overall product line.

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

The ETF industry is becoming significantly more competitive. Certain existing players have chosen to compete on price in commoditized categories. In addition, we have witnessed existing players broaden their suite of products to different strategies that are, in some cases, similar to ours. Lastly, large traditional asset managers are also launching ETFs, some with similar strategies to ours.

We do not know what effect, if any, the launch of these ETFs or price cuts may have on our business. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage, as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging, positions us well to maintain our position as one of the leaders of the ETF industry. Additionally, we believe our affiliated indexing or “self-indexing” model enables us to launch proprietary products which do not have exact competition.

We believe our ability to successfully compete will depend largely on our competitive product structure and our ability to offer exposure to compelling investment strategies, develop distribution relationships, create new investment products, build trading volume, AUM and outperforming track records in existing funds, offer a diverse platform of investment choices, build upon our brand and attract and retain talented sales professionals and other employees.

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

We are currently subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:

•	The Investment Advisers Act of 1940 (Investment Advisers Act). The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. One of our subsidiaries, WisdomTree Asset Management, Inc., or WTAM, is registered as an investment adviser under the Investment Advisers Act and, as such, is regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and broad obligations, including, among others, recordkeeping requirements, operational procedures, registration and reporting and disclosure obligations.

•	The Investment Company Act of 1940 (ICA). Nearly all of our WisdomTree ETFs are registered with the SEC pursuant to the Investment Company Act. These WisdomTree ETFs must comply with the requirements of the Investment Company Act and related regulations, as well as conditions imposed in the exemptive orders received by the ETFs, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the SEC has proposed new and/or revised provisions under the ICA that may impact current and future ETF investments and/or operations.

•	Broker-Dealer Regulations. Although we are not registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended, or Exchange Act, nor are we a member firm of the Financial Industry Regulatory Authority, or FINRA, many of our employees, including all of our salespersons, are licensed with FINRA and are registered as associated persons of the distributor of the WisdomTree ETFs and, as such, are subject to the regulations of FINRA that relate to licensing, continuing education requirements and sales practices. FINRA also regulates the content of our marketing and sales material.

•	Internal Revenue Code. The WisdomTree Trust generally has obligations with respect to the qualification of the registered investment company for pass-through tax treatment under the Internal Revenue Code.

•

U.S. Commodity Futures Trading Commission (CFTC) and National Futures Association (NFA). In 2012, the CFTC adopted regulations that have required us to become a member of the NFA and register as a Commodity Pool Operator for a select number of our ETFs. In addition, in January 2016, we acquired the ownership interest in two commodity pool operators to ETFs that are not registered under the ICA. Each commodity pool operator is required to comply with numerous CFTC and NFA requirements.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This comprehensive overhaul of the financial services regulatory environment requires federal agencies to implement numerous new rules, which, as they are adopted may impose additional regulatory burdens and expenses on our business.

With respect to ETFs registered under the ICA, because such ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors need to obtain from the SEC exemptive relief from certain provisions of the ICA in order to operate ETFs. This exemptive relief allows the ETF sponsor to bring products to market for the specific products or structures for which the relief was requested and obtained. Applying for exemptive relief can be costly and take several months to several years depending on the type of exemptive relief sought. In addition, each WisdomTree ETF is listed on a secondary market, (each, an Exchange) and any new WisdomTree ETF will seek listing on an Exchange. While the SEC has already approved rules for Exchanges to allow index-based ETFs to list that meet prescribed requirements (e.g., minimum number, market value and trading volume of securities in the new ETF’s benchmark index), these rules do not allow any actively managed ETFs or index-based ETFs that do not meet the prescribed requirements without specific SEC approval. The SEC approval process has historically taken months to complete and, in some cases, years. The SEC may ultimately determine not to allow such potential new WisdomTree ETFs or may require strategy modifications prior to approval.

FINRA rules and guidance may affect how WisdomTree ETFs are sold by member firms. Although WisdomTree currently does not offer so-called leveraged ETFs in the U.S., which may include within their holdings derivative instruments such as options futures or swaps, recent FINRA guidance on margin requirements and suitability determinations with respect to customers trading in leveraged ETFs may influence how member firms effect sales of certain WisdomTree ETFs, such as our currency ETFs, which also use some forms of derivatives, including forward currency contracts and swaps, our international hedged equity ETFs, which use currency forwards, and our rising rates bond ETFs and alternative strategy ETFs, which use futures. In September 2015, FINRA issued an investor alert to help investors better understand “smart beta” products, or products that are linked to and seek to track the performance of alternatively weighted indices.

Finally, our common stock is traded on the NASDAQ Global Select Market and we are therefore also subject to their rules including corporate governance listing standards, as well as federal and state securities laws. In addition, the WisdomTree ETFs are listed on NYSE Arca, the NASDAQ Market and the BATS Exchange, and accordingly are subject to the listing requirements of those exchanges.

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

Irish and European Regulation

In connection with our acquisition of Boost and the subsequent build out of our European platform, we are subject to Irish and European regulation of our WisdomTree UCITS ETFs and Boost ETPs as follows:

WisdomTree UCITS ETFs

The investment management industry in Ireland is subject to both Irish domestic law and European Union law. The Central Bank of Ireland, or the Central Bank, is responsible for the authorization and supervision of collective investment schemes, or CIS, in Ireland. CIS’s are also commonly known as funds/schemes. There are two main categories of funds authorized by the Central Bank, UCITS (Undertaking for Collective Investment in Transferable Securities) and funds that are not UCITS. ETFs form part of the Irish and European regulatory frameworks that govern UCITS, with ETFs having been the subject of specific consideration at European level (which is then repeated and/or interpreted by the Central Bank in its UCITS Notices and Guidance Notes).

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

WTI is established and operated as a public limited company with segregated liability between its sub-funds. The sub-funds are segregated portfolios, each with their own investment objective and policies and assets. Each sub-fund has a separate authorization from the Central Bank, and each is authorized as an ETF. Each sub-fund tracks a different index. The index must comply with regulatory criteria that govern, among others, the eligibility and diversification of its constituents, and the availability of information on the index such as the frequency of calculation of the index, the index’s transparency, its methodology and frequency of calculation. Each sub-fund is listed on the Irish Stock Exchange and has shares admitted to trading on the London Stock Exchange and, typically, on various European stock exchanges and, accordingly, is subject to the listing requirements of those exchanges.

WTI is currently subject to the following legislation and regulatory requirements:

•	European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (as amended) (UCITS Regulations). The UCITS Regulations, which transpose Council Directive 2009/65/EC, Commission Directive 2010/43/EC and Commission Directive 2010/44/EC into Irish law, are effective from July 1, 2011. UCITS established in Ireland are authorized under the UCITS Regulations.

•	Central Bank (Supervision and Enforcement) Act 2013 (Section 48(1)) (Undertakings for Collective Investment in Transferable Securities) Regulations 2015 (Central Bank UCITS Regulations). The Central Bank UCITS Regulations were adopted in November 2015 and, together with the UCITS Regulations, any guidance notes produced by the Central Bank, and the Central Bank forms, they form the basis for all of the requirements that the Central Bank imposes on UCITS, UCITS management companies and depositaries of UCITS.

•	Central Bank Guidance Notes. The Central Bank has also produced Guidance Notes which provide direction on issues relating to the funds industry, certain of which set down conditions not contained in the Regulations with which UCITS must conform.

•	The Companies Acts 2014 (Companies Acts). WTI is incorporated as a public limited company under the Irish Companies Acts. Therefore, WTI is required to comply with various obligations under the Companies Acts such as, but not limited to, convening general meetings and keeping proper books and records. The segregation of liability between sub-funds means there cannot be, as a matter of Irish law, cross-contamination of liability as between sub-funds so that the insolvency of one sub-fund affects another sub-fund.

•	Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4 July 2012 on OTC derivatives, central counterparties and trade repositories, known as the European Market Infrastructure Regulation (EMIR). EMIR, which became effective on August 16, 2012, provides for certain over-the-counter, or OTC, derivative contracts to be submitted to central clearing and imposes, inter alia, margin posting and other risk mitigation techniques, reporting and record keeping requirements. WTI uses OTC derivatives instruments to hedge the currency risk of some of its sub-funds, which are subject to EMIR. WTI has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc. The Central Bank has been designated as the competent authority for EMIR.

Boost ETPs

One of our subsidiaries, Boost Management Limited, is a Jersey based investment manager providing investment and other management services to Boost Issuer PLC, or BI, and Boost ETPs. The Boost ETPs are issued by BI. BI, a non-consolidated third party, is a public limited company organized in Ireland. It was established as a special purpose vehicle for the purposes of issuing collateralized exchange traded securities, or ETP Securities, under the Collateralized ETP Securities Programme described in its Base Prospectus. BI is not required to be licensed, registered or authorized under any current securities, commodities or banking laws of Ireland and operates without supervision by any authority in any jurisdiction.

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

The Central Bank has, at the request of BI, notified the approval of the Base Prospectus in accordance with Article 18 of the Prospectus Directive to the U.K. Listing Authority (the United Kingdom financial supervisory authority), the Commissione Nazionale per la Societá e la Borsa (the Italian financial supervisory authority), the Bundesanstalt für Finanzdienstleistungsaufsicht (the German Federal financial supervisory authority) and the Financial Market Authority of Austria, by providing them, inter alia, with certificates of approval attesting that this Base Prospectus has been drawn up in accordance with the Prospectus Directive. BI may request the Central Bank to provide competent authorities in other EEA Member States with such certificates whether for the purposes of making a public offer in such Member States or for admission to trading of all or any ETP Securities on a regulated market therein or both.

BI is currently subject to the following legislation and regulatory requirements:

•	The Companies Acts. BI is incorporated as a public limited liability company under the Companies Acts. Therefore, BI is required to comply with various obligations under the Companies Acts such as, but not limited to, convening general meetings and keep proper books and records.

•	The Prospectus Directive. The Base Prospectus has been drafted, and any offer of ETP Securities in any EEA Member State that has implemented the Prospectus Directive is made in compliance with the Prospectus Directive and any relevant implementing measure in such Member States.

•	EMIR. BI hedges its payment obligations in respect of the ETP Securities by entering into swap transactions with swap providers, which are subject to EMIR. The Central Bank has been designated as the competent authority for EMIR and, in order to assess compliance with EMIR, requests that BI submits annually an EMIR Regulatory Return.

Japanese Regulation

In February 2016, our Tokyo, Japan-based subsidiary, WisdomTree Japan K.K., or WTJ, became registered as a Type 1 Financial Instruments Business with the Kanto Local Finance Bureau (a part of Japan’s Ministry of Finance under authority delegated by the Financial Services Agency of Japan, or FSA). WTJ also is a member of the Japan Securities Dealers Association and the Japan Investor Protection Fund. Although WTJ has not launched locally listed ETFs in the Japanese market, it will serve the institutional market in Japan selling our U.S. listed ETFs and, as such, is subject to local regulation within the parameters of its Type 1 Business license.

WTJ is currently subject to the following legislation and regulatory requirements:

•	The Companies Act. WTJ is incorporated as a “Kabushiki Kaisha”, or KK, under the Companies Act of Japan. KKs are similar to U.S. C corporations. WTJ is required to comply with various obligations under the Companies Act such as, but not limited to, convening general meetings, appointing a statutory auditor and maintaining proper books and records.

•	The Financial Instruments and Exchange Law. WTJ is subject to the Financial Instruments and Exchange Law, or FIEL, which is administered and enforced by the FSA. The FSA establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The FSA is empowered to conduct administrative proceedings that can result in censure, fines, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL.

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

Employees

As of December 31, 2015, we had 177 full-time employees. Of these employees, 55 are engaged in our U.S. sales function, 34 are in Europe and 6 are in Japan, with the remainder providing managerial, finance, marketing, legal, regulatory compliance, operations and research functions for our U.S. business. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Segment and Geographic Areas

We operate as one business segment, as an ETP sponsor and asset manager providing investment advisory services. Revenues are primarily derived in the U.S. and the vast majority of our assets under management are currently located in the U.S.

Available Information

Company Website and Public Filings

Our website is located at www.wisdomtree.com, and our investor relations website is located at http://ir.wisdomtree.com. We make available, free of charge through our investor relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

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

Risks Related to Our Business and Our Industry

Financial growth in recent years may not provide an accurate representation of the financial growth we may experience in the future, which may make it difficult to evaluate our future prospects.

We launched our first 20 ETFs in June 2006. We incurred significant losses following the launch of our first ETFs. We first reported net income in the first quarter of 2011 and we only began to generate positive cash flow on a full quarterly basis in the second fiscal quarter of the year ended December 31, 2010 and, as a result, our historical growth in recent years may not provide an accurate representation of the growth we may experience in the future, which may make it difficult to evaluate our future prospects. Although we have reported net income for the last five fiscal years, we may not be able to maintain or increase our level of profitability. Prior to generating net income for 2011, we incurred net losses of $27.0 million, $21.2 million and $7.5 million in 2008, 2009 and 2010, respectively. Because of the various risks outlined in this Report, we cannot assure you that we will continue to be profitable.

The significant AUM growth we have experienced over the past three years may be difficult to sustain.

Our U.S. listed AUM, which makes up the vast majority of our global AUM, has increased significantly over the last three fiscal years, from $18.3 billion at the end of 2012 to $51.6 billion at the end of 2015. The absolute measure of our AUM represents a significant rate of growth that has been and may continue to be difficult to sustain. Furthermore, as we grow larger and increase our AUM, it may become increasingly difficult to maintain our current rate of growth. In addition, as compared to 17 other traditional publicly traded asset managers, we were ranked number one for our rate of organic growth of 44.8% in 2015. The continued growth of our business will depend on, among other things, devoting sufficient resources to maintain existing investment strategies and to selectively develop new strategies that align with market sentiment. Our business growth will also depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years.

Declining prices of securities can adversely affect our business by reducing the market value of the assets we manage or causing WisdomTree ETF shareholders to sell their fund shares and trigger redemptions.

We are subject to risks arising from declining prices of securities, which may result in a decrease in demand for investment products, a higher redemption rate and/or a decline in AUM. The securities markets are highly volatile and securities prices may increase or decrease for many reasons, including general economic conditions, political events, acts of terrorism and other matters beyond our control. Substantially all of our revenues are determined by AUM in equity securities, in both the international and U.S. markets. As a result, our business can be expected to generate lower revenues in declining equity market environments or general economic downturns. A decline in the prices of securities held by the WisdomTree ETFs may cause our revenues to decline by either causing the value of our AUM to decrease, which would result in lower advisory fees, or causing investors in the WisdomTree ETFs to sell their shares in favor of investments they perceive to offer greater opportunity or lower risk, thus triggering redemptions that would also result in decreased AUM and lower fees.

Fluctuations in the amount and mix of our AUM may negatively impact revenues and operating margins.

The level of our revenues depends on the amount and mix of our AUM. Our revenues are derived primarily from advisory fees based on a percentage of the value of our AUM and vary with the nature of the ETFs, which have different fee levels. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and operating margins.

Withdrawals or broad changes in investments in our ETFs by investors with significant positions may negatively impact revenues and operating margins.

We have had in the past, and may have in the future, investors who maintain significant positions in one or more of our ETFs. If such an investor were to broadly change or withdraw its investments in our ETFs because of a change to its investment strategy, market conditions or any other reason, it may significantly change the amount and mix of our AUM, which may negatively affect our revenues and operating margins.

We derive a substantial portion of our revenues from two products that are invested in securities of Japanese and European companies, with a currency hedge, and as a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies and market-specific political and economic risk.

At December 31, 2015, approximately 62% of our U.S. listed ETF AUM was concentrated in two of our WisdomTree ETFs, with 33% in WisdomTree Europe Hedged Equity Fund (HEDJ) and 29% in WisdomTree Japan Hedged Equity Fund (DXJ). As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. We are also subject to political, economic and market risks in either of these markets and to a weakening of the U.S. dollar relative to the Euro or Yen. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

Most of our AUM is held in ETFs that invest in foreign securities and we therefore have substantial exposure to foreign market conditions and are subject to currency exchange rate risks.

Many of our ETFs invest in securities of companies, governments and other organizations located outside the United States and at December 31, 2015, approximately 82% of our AUM was held by these ETFs. Therefore, the success of our business is closely tied to market conditions in foreign markets. Investments in non-U.S. issuers are affected by political, social and economic uncertainty affecting a country or region in which we are invested. In addition, fluctuations in foreign currency exchange rates could reduce the revenues we earn from certain foreign invested ETFs. This occurs because an increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of the AUM in these ETFs, which, in turn, would result in lower revenues. Furthermore, investors are likely to believe certain foreign invested ETFs, as well as certain of our currency and fixed income ETFs, are a less attractive investment opportunity when the value of the U.S. dollar rises relative to non-U.S. currencies, which could have the effect of reducing investments in these ETFs, thus reducing revenues. Conversely, a weakening U.S. dollar may make less attractive our international hedged equity ETFs, as unhedged alternatives would benefit from the appreciation of the foreign currency or currencies while our hedged ETFs would not, which could result in redemptions in our funds. Since a substantial portion of our AUM at December 31, 2015 was held in our international hedged equity ETFs, a weakening of the U.S. dollar relative to the Euro or Yen may adversely affect our AUM and revenues.

Many of our WisdomTree ETFs have a limited track record and poor investment performance could cause our revenues to decline.

Many of our ETFs have a limited track record upon which an evaluation of their investment performance can be made. At December 31, 2015, of our total 86 ETFs, 46 had at least a three year track record, 41 had at least a five year track record and none had a ten year track record. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all of our funds are useful, compelling and differentiated investment offerings, to more competitively align our overall product line in the current ETF landscape and to reallocate our attention and resources to areas of greater client interest. As a result, we may further adjust our product offering, which may result in the closing of some of our ETFs, changing their investment objective or offering of new funds. The investment performance of our funds is important to our success. While strong investment performance could stimulate sales of our ETFs, poor investment performance, on an absolute basis or as compared to third party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering the AUM and reducing our revenues. Our fundamentally-weighted equity ETFs are designed to provide the potential for better risk-adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity ETFs may not perform well during certain shorter periods of time during different points in the economic cycle.

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

Our business operates in intensely competitive industry segments. We compete directly with other ETF sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us. We compete based on a number of factors, including name recognition, service, investment performance, product features and breadth of product choices, and fees. Several ETF sponsors with whom we directly compete are seeking to obtain market share based on low fees. Many of our competitors have greater market share, offer a broader range of products and have greater financial resources than we do. Some financial institutions operate in a more favorable regulatory environment and/or have proprietary products and distribution channels, which may provide certain competitive advantages to them and their investment products. Our competitors may also adopt products, services or strategies similar to ours, including the use of fundamentally-weighted indexes. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. We believe that competition within the ETF industry will continue to increase as more traditional asset management companies become ETF sponsors.

Competitive pressures could reduce revenues and profit margins.

The ETF industry is becoming significantly more competitive as existing players broaden their suite of products to different strategies, in some cases, similar to ours. Although the ETF industry currently has a higher barrier to entry as a result of the need for ETF sponsors to obtain exemptive relief from the SEC in order to operate ETFs, traditional asset managers, many of whom are much larger than us, have started to enter the ETF space, and some competitors have launched ETFs using either third party or proprietary fundamentally weighted or factor-based indexes or currency hedged ETFs with fees that are generally equivalent to, and in some instances lower than, our comparable ETFs. We expect that additional companies, both new and traditional asset managers, will continue to enter the ETF space.

There has also been increased price competition in not only commoditized product categories such as traditional, market capitalization weighted index exposures, but also in fundamental or other non-market cap weighted or factor-based exposures. Vanguard, Schwab, iShares and State Street primarily compete in this space and have offered low fee product for many years. However more recently, iShares and State Street have lowered prices across additional funds, or launched new funds at lower price points, along with other new market entrants noted above.

In addition, in 2008, the SEC proposed a rule that, if adopted, would eliminate the need to obtain exemptive relief, thereby lowering the barrier to entry. This proposed rule was never adopted and it is unclear whether a new rule could be proposed in 2016. ETFs that do not meet generic exchange listing standards, such as actively managed ETFs, currently undergo a lengthy exchange listing process, which sometimes takes in excess of a year. In February 2015, the New York Stock Exchange proposed generic listing standards for such ETFs, which would substantially reduce barriers to entry. While this proposal withdrawn in October 2015, it may be re-proposed in 2016.

In addition, in December 2014, the SEC granted Eaton Vance and related parties an exemption from certain provisions of the Investment Company Act to permit the offering of a form of non-transparent exchange traded managed funds. In addition, the SEC rejected proposals from Precidian and BlackRock to also offer a form of non-transparent exchange traded product. Subsequently, Precidian refiled its application with changes intended to address the SEC’s concerns. Non-transparent exchange traded products are expected to launch in 2016 and may allow traditional actively managed mutual fund sponsors to compete more effectively against ETFs, which could reduce our revenues and profit margins.

Our revenues could be adversely affected if the WisdomTree Trust determines that the advisory fees we receive from the WisdomTree ETFs should be reduced.

Our advisory agreements with the WisdomTree Trust and the fees we collect from the WisdomTree ETFs are subject to review and approval by the Independent Trustees of the WisdomTree Trust. The advisory agreements are subject to initial review and approval. After the initial two-year term of the agreement for each ETF, the continuation of such agreement must be reviewed and approved at least annually by a majority of the Independent Trustees. In determining whether to approve the agreements, the Independent Trustees consider factors such as the nature and quality of the services provided by us, the fees charged by us and the costs and profits realized by us in connection with such services, as well as any ancillary or “fall-out” benefits from such services, the extent to which economies of scale are shared with the WisdomTree ETFs, and the level of fees paid by other similar funds. If the Independent Trustees determine that the advisory fees we charge to any particular fund are too high, we will need to reduce our fees, which could adversely affect our revenues.

Our risk management policies and procedures, and those of our third party vendors upon which we rely, may not be fully effective in identifying or mitigating risk exposure, including employee misconduct. If our policies and procedures do not adequately protect us from exposure to these risks, we may incur losses that would adversely affect our financial condition, reputation and market share.

We have developed risk management policies and procedures and we continue to refine them as we conduct our business. Many of our procedures involve oversight of third party vendors that provide us with critical services such as portfolio management, custody and fund accounting and administration, and index calculation services. Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure. Moreover, we are subject to the risks of errors and misconduct by our employees, including fraud and non-compliance with policies. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. Although we maintain insurance and use other traditional risk-shifting tools, such as third party indemnification, in order to manage certain exposures, they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. If our policies and procedures do not adequately protect us from exposure and our exposure is not adequately covered by insurance or other risk-shifting tools, we may incur losses that would adversely affect our financial condition and could cause a reduction in our revenues as WisdomTree ETF shareholders shift their investments to the products of our competitors.

Compliance with extensive, complex and changing regulation imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

Our business is subject to extensive regulation of our business and operations. Our U.S. subsidiary, WisdomTree Asset Management, Inc., or WTAM, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act, with respect to the WisdomTree ETFs for which WTAM acts as investment adviser. WTAM is also a member of the NFA and registered as a Commodity Pool Operator for certain of our ETFs. In addition, two of our other subsidiaries, WisdomTree Commodity Services, LLC and WisdomTree Coal Services, LLC, are also members of the NFA and registered as Commodity Pool Operators for two of our recently acquired commodity ETFs. As a Commodity Pool Operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force is subject to the regulatory authority of FINRA. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our ETFs that invest in securities of issuers in foreign countries and in the offer and/or sales of our ETFs in foreign jurisdictions. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and thus result in redemptions from our ETFs and impede our ability to retain WisdomTree ETF shareholders and develop new WisdomTree ETF shareholders, all of which may reduce our revenues.

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

The regulatory environment in which we operate also is subject to modifications and further regulation. Recently, concerns have been raised about ETFs’ possible contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. In addition, the SEC has proposed a broad set of reforms regarding data reporting, fund liquidity and derivatives usage that would apply to all registered funds, including ETFs, which may have a negative impact on our existing ETFs (including their operations and/or their performance) and our ability to launch new and innovative ETFs. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Regulatory uncertainty continues to surround the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which represented a comprehensive overhaul of the financial services regulatory environment and requires federal agencies to implement numerous new rules, which, if adopted, may impose additional regulatory burdens and expenses on our business. Compliance with new laws and regulations may result in increased compliance costs and expenses.

Specific regulatory changes also may have a direct impact on our revenues. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. New regulation, judicial interpretations, revised viewpoints, outcomes of lawsuits against other fund complexes or growth in our ETF assets and/or profitability related to the annual approval process for investment advisory agreements may result in the reduction of fees under these agreements, which would mean a reduction in our revenues.

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

We believe we have developed a strong brand and a reputation for innovative, thoughtful products, favorable long-term investment performance and excellent client services. The WisdomTree name and brand is a valuable asset and any damage to it could hamper our ability to maintain and grow our AUM and attract and retain employees, thereby having a material adverse effect on our revenues. Risks to our reputation may range from regulatory issues to unsubstantiated accusations. Managing such matters may be expensive, time-consuming and difficult.

Abnormally wide bid/ask spreads and market disruptions that halt or disrupt trading or create extreme volatility could undermine investor confidence in the ETF investment structure and limit investor acceptance of ETFs.

The shares of the WisdomTree ETFs, like the shares of all ETFs, trade on exchanges in market transactions that generally approximate the value of the underlying portfolio of securities held by the particular ETF. Trading involves risks including the potential lack of an active market for fund shares, abnormally wide bid/ask spreads (the difference between the prices at which shares of an ETF can be bought and sold) that can exist for a variety of reasons and losses from trading. These risks can be exacerbated during periods when there is low demand for an ETF, when the markets in the underlying investments are closed, when markets conditions are extremely volatile or when trading is disrupted. This could result in limited growth or a reduction in the overall ETF market and result in our revenues not growing as rapidly as it has in the recent past or even in a reduction of revenues.

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

If we are unable to manage our growth effectively, there could be a material adverse effect on our ability to maintain or increase revenues and profitability.

Continued growth will require continued investment in personnel, information technology infrastructure and marketing activities, as well as further development and implementation of financial, operational and compliance systems and controls. We may not be successful in implementing all of the processes that are necessary to support our growth. Unless our growth results in an increase in our revenues that is at least proportionate to the increase in our costs associated with this growth, our gross margins and our future profitability will be adversely affected.

Our growth strategy also involves, among other things, launching innovative new products that diversify our product offerings and revenues. This will require us to develop products in areas in which we do not have significant prior experience. We may not be successful in developing new products and if developed and launched, we may not be successful in marketing these new products.

We recently expanded our business into Europe and Japan and may expand into other geographic areas in the international marketplace, which could increase our operational, regulatory and other risks.

In April 2014, we expanded into Europe through the acquisition Boost, and in February 2016, we commenced operations in Japan. In the future, we may expand into other geographic areas. As a result of such expansion, we expect to face increased operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. If our international products and operations experience any negative results or are perceived negatively in non-U.S. markets, it may also harm our reputation in other markets, including the U.S. market. Future international expansion could require us to incur a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance. Operating our business in non-U.S. markets may be more expensive than in the United States. To the extent that our revenues do not increase to the same degree our expenses increase in connection with our expansion outside the United States, our profitability could be adversely affected. Expanding our business into non-U.S. markets may also place significant demands on our existing infrastructure and employees.

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

Our results of operations are dependent in part on the level of our expenses, which can vary from quarter to quarter. Our expenses may fluctuate primarily as a result of discretionary spending, including additional headcount, marketing, advertising and sales expenses we incur to support our growth initiatives. Accordingly, our results of operation may vary from quarter to quarter.

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

A terrorist attack, war, power failure, cyber-attack, natural disaster or other catastrophic or unpredictable event could adversely affect our revenues, expenses and operating results by: interrupting our normal business operations; inflicting employee casualties, including loss of our key employees; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence. We have a disaster recovery plan to address certain contingencies, but this plan may not be sufficient in responding or ameliorating the effects of all disaster scenarios. Similarly, these types of events could also affect the ability of the third party vendors that we rely upon to conduct our business, including parties that provide us with sub-advisory portfolio management services custodial, fund accounting and administration services, or index calculation services, to continue to provide these necessary services to us, even though they may also have disaster recovery plans to address these contingencies. If we or our third party vendors are unable to respond adequately or in a timely manner, this failure may result in a loss of revenues and/or increased expenses, either of which would have a material adverse effect on our operating results.

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

The occurrence of any of the foregoing could result in unexpected expenses, reduce our revenues and adversely affect our business and financial results.

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

Risks Relating to our Common Stock

The market price of our common stock has been and may continue to fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock has been and may continue to fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	decreases in our AUM;

•	variations in our quarterly operating results;

•	differences between our actual financial operating results and those expected by investors and analysts;

•	publication of research reports about us or the investment management industry;

•	changes in expectations concerning our future financial performance and the future performance of the ETF industry and the asset management industry in general, including financial estimates and recommendations by securities analysts;

•	our strategic moves and those of our competitors, such as acquisitions or consolidations;

•	changes in the regulatory framework of the ETF industry and the asset management industry in general and regulatory action, including action by the SEC to lessen the regulatory requirements or shortening the process to obtain regulatory relief under the Investment Company Act that is necessary to become an ETF sponsor;

•	the level of demand for our stock, including the amount of short interest in our stock;

•	changes in general economic or market conditions; and

•	realization of any other of the risks described elsewhere in this section.

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

As of December 31, 2015, the members of our Board of Directors and our executive officers, as stockholders, collectively beneficially owned approximately 15.4% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our Company, including the election of directors. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

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

We have no unresolved comments from the SEC staff relating to our periodic or current reports filed with the SEC pursuant to the Exchange Act.

ITEM 2.	PROPERTIES

Our principal executive office is located at 245 Park Avenue, New York, New York 10167. We occupy approximately 38,000 square feet of office space under a lease that expires in July 2029. We believe that the space we lease is sufficient to meet our needs until the expiration of the lease.

ITEM 3.	LEGAL PROCEEDINGS

As an investment adviser, we may be subject to routine reviews and inspections by the SEC, NFA and foreign regulators, as well as legal proceedings arising in the ordinary course of business. We are not currently party to any litigation or other legal proceedings that are expected to have a material impact on our business, financial position, results of operations or cash flows.

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

Period	High	Low	Dividends Declared
Fiscal 2015
Quarter ended December 31, 2015	$22.33	$14.68	$0.33	(1)
Quarter ended September 30, 2015	$26.23	$15.25	$0.08
Quarter ended June 30, 2015	$23.26	$18.08	$0.08
Quarter ended March 31, 2015	$22.35	$14.09	$0.08

Fiscal 2014
Quarter ended December 31, 2014	$16.71	$9.57	$0.08
Quarter ended September 30, 2014	$12.95	$9.63	$—
Quarter ended June 30, 2014	$13.66	$9.11	$—
Quarter ended March 31, 2014	$18.50	$12.34	$—

(1)	Represents special cash dividend of $0.25 per share and regular quarterly cash dividend of $0.08 per share.

As of December 31, 2015, there were 184 holders of record of shares of our common stock and we believe there were approximately 53,000 beneficial owners of our common stock.

Dividends

In November 2014, we commenced a quarterly cash dividend and intend to continue to pay regular dividends to our stockholders. In November 2015, we paid a special cash dividend in addition to our regular quarterly cash dividend. Our Board of Directors may, in its discretion, increase or decrease the level of dividends. Further, our Board of Directors has the discretion to discontinue the payment of dividends entirely. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our level of AUM, our strategic plans, our financial results and condition, new credit facilities or other agreements that could limit the amount of dividends we are permitted to pay, and any applicable laws.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information with respect to shares of common stock that may be issued under the Company’s equity compensation plans as of December 31, 2015. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,444,597	$2.65	1,165,606
Equity compensation plans not approved by security holders(2)	100,000	$2.26	631,865

Total	1,544,597	$2.62	1,797,471

(1)	Includes securities issuable upon exercise of outstanding options that were issued pursuant to the Company’s 2005 Performance Equity Plan.
(2)	Our non-plan options are similar to options granted under our equity compensation plans and generally were granted outside of these plans when insufficient shares were available for grant under our plans. These options provide the holder with the right to purchase a certain number of shares of our common stock at a predetermined fixed price for a period of not more than ten years. All of the non-plan options were granted to directors, employees or advisers to our Board of Directors and the exercise price was determined to be not less than the fair market value of our common stock on the date of grant.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
October 1, 2015 to October 31, 2015	25,615	$$16.68	25,615
November 1, 2015 to November 30, 2015	—	$—	—
December 1, 2015 to December 31, 2015	—	$—	—

Total	25,615	$$16.68	25,615	$75,884

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100 million. During the three months ended December 31, 2015, we repurchased 25,615 shares of our common stock under this program for an aggregate cost of $427,258. As of December 31, 2015, $75.9 million remained under this program for future purchases.

In January and February 2016, we repurchased 3,407,305 shares of our common stock under the repurchase program for an aggregate cost of $35.6 million. Currently $40.3 million remains under this program for future purchases.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our consolidated financial statements and the related notes included elsewhere in this Report. The selected consolidated statements of operations data presented below under the heading “Consolidated Statements of Operations Data” for the years ended December 31, 2013, 2014 and 2015 and the selected consolidated balance sheet data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2014 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data presented below under the headings “Consolidated Statements of Operations Data” for the years ended December 31, 2011 and 2012 and under “Consolidated Balance Sheet Data” as of December 31, 2011, 2012 and 2013 have been derived from our consolidated financial statements not included in this Report. The historical results presented below are not necessarily indicative of the financial results to be expected for future periods.

	2011	2012	2013	2014	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
ETF advisory fees	$64,366	$84,024	$148,594	$182,816	$297,944
Other income	794	774	874	946	998

Total revenues	65,160	84,798	149,468	183,762	298,942
Expenses:
Compensation and benefits	19,634	23,233	36,210	40,995	73,228
Fund management and administration	19,882	23,020	35,076	34,383	42,782
Marketing and advertising	4,475	5,363	8,309	11,514	13,371
Sales and business development	3,603	3,586	6,474	6,221	9,189
Professional and consulting fees	4,307	4,603	2,748	7,578	7,067
Occupancy, communications and equipment	1,127	1,419	2,784	3,578	4,299
Depreciation and amortization	267	307	439	821	1,006
Third party sharing arrangements	5,651	5,468	1,368	594	2,443
Acquisition contingent payment	—	—	—	—	2,185
Other	2,243	2,976	4,523	4,530	6,187
ETF shareholder proxy	—	3,264	—	—	—
Litigation, net	150	176	—	—	—
Exchange listing and offering	729	353	—	—	—

Total expenses	62,068	73,768	97,931	110,214	161,757
Income before taxes	3,092	11,030	51,537	73,548	137,185
Income tax expense	—	—	—	12,497	57,133

Net income	$3,092	$11,030	$51,537	$61,051	$80,052

Net income per share—basic	$0.03	$0.09	$0.41	$0.46	$0.58
Net income per share—diluted	$0.02	$0.08	$0.37	$0.44	$0.58
Weighted average common shares—basic	114,132	122,138	126,651	131,770	137,242
Weighted average common shares—diluted	135,539	137,968	139,797	138,551	138,825
Cash dividends declared per common share	$—	$—	$—	$0.08	$0.57

	2011	2012	2013	2014	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,630	$41,246	$104,316	$165,284	$210,070
Total assets	$42,567	$63,425	$141,791	$220,751	$292,693
Total liabilities	$16,714	$12,365	$32,762	$36,466	$58,191
Stockholders’ equity	$25,853	$51,060	$109,029	$184,285	$234,502

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

Introduction

We were the eighth largest ETP sponsor in the world (based on AUM), with AUM of $52.4 billion globally as of December 31, 2015. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

Executive Summary

Our U.S. listed AUM, which makes up the vast majority of our global AUM, has increased significantly over the last three fiscal years, from $18.3 billion at the end of 2012 to $51.6 billion at the end of 2015. The significant growth in AUM was a result of record net inflows in 2013 and 2015. We experience particularly strong inflows when our products align with market sentiment. The significant inflows we experienced in 2013 were in our currency hedged Japanese equity ETF (DXJ). Political and economic policy changes in Japan, in particular the Japanese government’s desire to implement policies that have decreased the value of the Yen, drove increased investor interest in the region and in our Japanese hedged equity ETF. In 2015, our currency hedged European equity ETF (HEDJ) comprised the vast majority of our net inflows and offset the outflows we experienced in emerging markets as the aggressive monetary policy of the European Central Bank weakened the Euro, potentially stimulating the equity markets. We believe our increasing inflow levels and AUM are a result of our innovative product offerings and new product launches to further diversify our product offering, as well as a longer track record for the funds we launched in 2006 and 2007. Our growth strategy seeks to increase our market share of ETF industry inflows through continued product diversification and execution of our marketing and sales strategies.

Our strong operating results have translated into record financial results. Our revenues increased significantly from $149.5 million in 2013 to $298.9 million in 2015 primarily due to higher AUM. Pre-tax income increased from $51.5 million in 2013 to $137.2 million in 2015.

Other business highlights for 2015 include the following:

•	We continued to invest in strategic growth initiatives in 2015 to better position us for longer term success. We launched 17 U.S. listed ETFs capitalizing on macro-investment themes and diversifying our product offerings. We invested in marketing and sales related initiatives to support our existing ETFs as well as new ETF launches. We added 36 new employees in the U.S., predominantly in sales and functions supporting sales, including research and marketing.

•	We executed on our global growth plans by establishing an office in Japan, creating a new distribution relationship in Israel and strengthening our existing distribution relationships in Latin America, Australia and New Zealand. We also continued to build out our European business with the successful launch of 14 new Boost ETPs and six new WisdomTree ETFs, as well as the launch of multiple currency-hedged share classes.

•	To further expand and diversify our product offering, in October 2015, we announced our agreement to acquire the GreenHaven family of commodity ETFs, which was completed in January 2016.

•	Due to our growing scale and cash generation as a result of record net inflows, we returned approximately $100 million to our stockholders through our ongoing quarterly cash dividend, a special cash dividend in the fourth quarter of 2015 and stock buybacks.

The following charts reflect key operating and financial metrics for our business:

Background

Market Environment

The economic environment and markets have generally improved over the last three years; however, the markets continue to experience volatility. The following chart reflects the annual returns of the broad based equity indexes over the last three years:

Source: Bloomberg.

As the chart reflects, the broad based equity market indexes generally have been increasing since 2012, with the exception of emerging markets. In addition, volatility increased beginning in the second half of 2015.

The U.S. ETF industry also has been experiencing generally higher flows as the charts below reflect. In 2015, international equities gathered the majority of net inflows for the year:

Source: Investment Company Institute.

Industry Developments

The ETF industry is becoming significantly more competitive. Certain existing players have chosen to compete on price in commoditized categories. In addition, existing players have broadened their suite of products to different strategies that are, in some cases, similar to ours. Lastly, large traditional asset managers are also launching ETFs, some with similar strategies to ours. We do not know what effect, if any, the launch of these ETFs may have on our business. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging, positions us well to maintain our position as one of the leaders of the ETF industry. Additionally, we believe our affiliated indexing or “self-indexing” model enables us to launch proprietary products which do not have exact competition.

The SEC has proposed a broad set of reforms regarding data reporting, fund liquidity and derivatives usage that would apply to all registered funds, including ETFs. One of the proposed rules may have a negative impact on our existing ETFs and our ability to launch new and innovative ETFs. In December 2015, the SEC proposed new requirements concerning the use of derivatives and other financial transactions, commonly referred to as the “derivatives rule.” The two most important pieces of this proposal cover limits on derivative exposure and requirements concerning the collateralization of derivative exposure generally. We believe substantially all of our ETFs currently meet the proposed portfolio limitations for derivative transactions. We further believe our ETFs could operate to meet the proposed asset segregation and additional risk management reporting processes and requirements, if adopted. However, the actual costs and related impacts are unclear, and we generally believe the regulatory goal of addressing investor protection through prescriptive requirements that significantly change the current regulatory landscape governing funds’ derivatives use may be neither necessary nor beneficial from an investor protection standpoint and may unnecessarily diminish the investment experience of end-investors in open-end mutual funds and ETFs, among other potential consequences. We may put forward specific recommendations in connection with the SEC’s request for public comment, either directly or through industry channels.

In addition, in April 2015, the Department of Labor proposed a rule that would require financial professionals to abide by a fiduciary standard and act in the best interest of their clients with respect to investments governed by the Employee Retirement Income Security Act (ERISA), such as 401(k) plans and IRAs. Investment advisers registered with the SEC already are held to this standard. However, brokers are primarily held to a suitability standard, which requires them to reasonably believe that any investment recommendation they give is suitable for an investor’s objectives, means and age. When financial professionals are governed by a suitability standard in recommending investments to their clients, we believe that ETFs are competitive with traditional investment products. If the fiduciary standard were to replace the suitability standard, we believe that ETFs’ competitiveness generally will increase due to the inherent benefits of ETFs – transparency and liquidity.

Recent Developments

Market volatility has increased significantly entering 2016. From January 1, 2016 through February 17, 2016, the S&P 500, MSCI EAFE (local currency) and MSCI Emerging Market (U.S. dollar) broad indexes have declined approximately 6.0%, 10.0% and 7.0%, respectively. Our U.S. listed AUM has declined approximately 15.0% from $51.6 billion to $44.0 billion as a result of $4.8 billion of negative market movement and $2.8 billion of net outflows in our ETFs, primarily in HEDJ and DXJ.

In January and February 2016, we repurchased 3.4 million shares of our common stock under our share repurchase program for an aggregate cost of $35.6 million. Currently $40.3 million remains under this program for future purchases.

Components of Revenue

Advisory fees

The majority of our revenues are comprised of advisory fees we earn from our U.S. listed ETFs. We earn this revenue based on a percentage of the average daily value of AUM. Our average daily value of AUM is the average of the daily aggregate AUM of our ETFs as determined by the then current net asset value (as defined under Investment Company Act Rule 2a-4) of such ETFs as of the close of business each day. Our fee percentages for individual U.S. listed ETFs range from 0.12% to 0.95%.

We determine the appropriate advisory fee to charge for our ETFs based on the cost of operating each particular ETF taking into account the types of securities the ETFs will hold, fees third party service providers will charge us for operating the ETFs and our competitors’ fees for similar ETFs. Generally, our actively managed ETFs, along with our emerging markets ETFs, are priced higher than our other index based ETFs.

Each of our ETFs has a fixed advisory fee. In order to increase the advisory fee, we would need to obtain approval from a majority of the ETF shareholders, which may be difficult or not possible to achieve. There also may be a significant cost in obtaining such ETF shareholder approval. We do not need ETF shareholder approval to lower our advisory fee. From time to time, we implement voluntary waivers of a portion of our advisory fee. These waivers may expire without shareholder approval needing to be obtained. In addition, we earn a fee based on daily aggregate AUM of our ETFs in exchange for bearing certain fund expenses not covered by our advisory fee.

Our ETF advisory fee revenues may fluctuate based on general stock market trends, which include market value appreciation or depreciation, currency fluctuations against the U.S. dollar and level of inflows or outflows from our ETFs. In addition, these revenues may fluctuate due to increased competition or a determination by the independent trustees of the WisdomTree ETFs to terminate or significantly alter the funds’ investment management agreements with us.

Other income

Other income includes interest income from investing our corporate cash and fees from licensing our indexes to third parties. These revenues are immaterial to our financial results and we do not expect them to be material in the near term.

Components of Expenses

Our operating expenses consist primarily of costs related to selling, operating and marketing our ETFs as well as the infrastructure needed to run our business.

Compensation and benefits

Employee compensation and benefits expenses are expensed when incurred and include salaries, incentive compensation, and related benefit costs. Virtually all our employees receive incentive compensation that is based on our operating results as well as their individual performance. Therefore, a portion of this expense will fluctuate with our business results. In order to attract and retain qualified personnel, we must maintain competitive employee compensation and benefit plans. In normal circumstances, we expect to experience a general rise in employee compensation and benefit expenses over the long term as we grow; however, the rate of increase should be less than the rate of increase in our revenues.

Also included in compensation and benefits are costs related to equity awards granted to our employees. Our executive management and Board of Directors strongly believe that equity awards are an important part of our employees’ overall compensation package and that incentivizing our employees with equity in the Company aligns the interest of our employees with that of our stockholders. We use the fair value method in recording compensation expense for equity based awards. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the vesting period.

We intend to continue to increase our headcount in 2016 to support our growth and expect our compensation and benefits expense for our U.S. based employees will be between 24% to 28% of U.S. listed revenues in 2016.

Fund management and administration

Fund management and administration expenses are expensed when incurred and are comprised of costs we pay third party service providers to operate our ETFs. Under our advisory agreement with the WisdomTree Trust, the Trustees have approved us and other third parties to provide essential management and administrative services to the Trust and each ETF in exchange for an advisory fee. The costs include:

•	portfolio management of our ETFs (sub-advisory);

•	fund accounting and administration;

•	custodial services;

•	transfer agency;

•	accounting and tax services;

•	printing and mailing of stockholder materials;

•	index calculation;

•	distribution fees;

•	legal and compliance services;

•	exchange listing fees;

•	trustee fees and expenses;

•	preparation of regulatory reports and filings;

•	insurance;

•	certain local income taxes; and

•	other administrative services.

We are not responsible for extraordinary expenses, taxes and certain other expenses.

BNY Mellon acts as sub-adviser for the majority of our ETFs and, prior to April 2014, also provided fund administration, custody and accounting related services for all the WisdomTree ETFs. In April 2014, we transferred our fund administration, custody and accounting related services to State Street. The fees we pay BNY Mellon, our other sub-advisers and State Street have minimums per fund which range from $25,000 to $50,000 per year with additional fees ranging between 0.015% and 0.18% of average daily AUM at various breakpoint levels depending on the nature of the ETF. In addition, we pay certain costs based on transactions in our ETFs or based on inflow levels. The fees we pay for accounting, tax, transfer agency, index calculation and exchange listing are based on the number of ETFs we have. The remaining fees are based on a combination of both AUM and number of funds, or as incurred.

Marketing and advertising

Marketing and advertising expenses are recorded when incurred and include the following:

•	advertising and product promotion campaigns that are initiated to promote our existing and new ETFs as well as brand awareness;

•	development and maintenance of our website; and

•	creation and preparation of marketing materials.

Our discretionary advertising comprises the largest portion of this expense and we expect these costs to increase in the future as we continue to execute our growth strategy and compete against other ETF sponsors. In addition, we may incur expenditures in certain periods to attract inflows, the benefit of which may or may not be recognized from increases to our AUM in future periods. However, due to the discretionary nature of some of these costs, they can generally be reduced if there were a decline in the markets.

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

Depreciation and amortization

Depreciation and amortization expense results primarily from amortization of leasehold improvements to our office space as well as depreciation on fixed assets we purchase, which is depreciated over five to fifteen years.

Third party sharing arrangements

Third party sharing arrangements expense includes payments to our third party marketing agents in Latin America, Australia, New Zealand and Israel. In addition, this expense includes fees we pay to allow our ETFs to be listed on certain third party platforms.

Acquisition contingent payment

Acquisition contingent payment represents the change in the fair value of the buyout obligation we have to the former shareholders of our European ETP business, which we acquired in April 2014. The buyout obligation is based on a formula that takes into account the AUM in the business, its profitability levels and the trading multiple of our common stock. The fair value of the buyout obligation is based on a scenario based quantitative and qualitative assessment.

Other

Other expenses consist primarily of insurance premiums, general office related expenses, securities license fees for our sales force, public company related expenses, corporate related travel and entertainment and board of director fees, including stock-based compensation related to equity awards we granted to our directors.

Income tax

Income tax expense consists of taxes due to various state and federal authorities on our income. The effective tax rate on our U.S. listed ETF business is approximately 39% and our overall effective tax rate is approximately 43% due to the non-deductibility of losses in our European ETP business. These losses may be recognized in the future after the European business is profitable. Our U.S. rate may change in the future as our share of income attributable to the various states changes. We plan on performing this analysis on an annual basis in connection with the preparation of our U.S. income tax returns.

Factors that May Impact our Future Financial Results

Our revenues are highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETFs. While our AUM has increased on an annual basis, we have experienced fluctuations on a quarterly basis due to changes in net inflows and market movement.

A significant portion of our AUM is invested in securities issued outside of the U.S. Therefore, our AUM and revenues are affected by movements in global capital market levels and the strengthening or weakening of the U.S. dollar against other currencies. As the chart below reflects, as of December 31, 2015, 62% of our U.S. AUM was concentrated in two products with similar strategies – HEDJ, our European equity ETF which hedges the Euro, and DXJ, our Japanese equity ETF which hedges the Yen. The strengthening of the Euro or Yen against the U.S. dollar, or the decline in European or Japanese equity markets, may have an adverse effect on our results.

Another factor impacting our revenues is the fees associated with our ETFs. Our overall average fee rate is affected by the mix of flows into our ETFs. With a significant portion of our AUM invested in securities issued outside of the U.S., favorable market sentiment toward international equities (particularly during a time when the U.S. dollar is strengthening) is likely to have a positive effect on our overall revenues and conversely unfavorable market sentiment is likely to have a negative impact.

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

We have and will continue to strategically invest in our business in order to continue and accelerate our growth. We expect our investment in strategic growth initiatives to range from $12.0 to $16.0 million in 2016. These initiatives include:

•	Continue to expand our sales force, sales support staff and sales activities;

•	Continue to launch ETFs to expand and diversify our product set;

•	Increase marketing activities to bring more awareness of our existing and new products, as well as our brand; and

•	Invest in technology and operational support to better scale for future growth.

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

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Year Ended December 31,
	2015	2014	2013
Total ETFs (in millions)
Beginning of period assets	$39,281	$34,884	$18,286
Inflows	16,856	5,075	14,323
Market appreciation/(depreciation)	(4,498)	(678)	2,275

End of period assets	$51,639	$39,281	$34,884

Average assets during the period	$55,930	$35,308	$28,472
ETF Industry and Market Share (in billions)
ETF industry net inflows	$232	$241	$180
WisdomTree market share of industry inflows	7.3%	2.1%	8.0%

	Year Ended December 31,
	2015	2014	2013
International Hedged Equity ETFs (in millions)
Beginning of period assets	$17,760	$13,348	$1,258
Inflows	18,277	4,865	10,441
Market appreciation/(depreciation)	(2,726)	(453)	1,649

End of period assets	$33,311	$17,760	$13,348

Average assets during the period	$34,936	$13,383	$8,770
U.S. Equity ETFs (in millions)
Beginning of period assets	$9,390	$7,181	$4,371
Inflows/(outflows)	(299)	1,462	1,477
Market appreciation/(depreciation)	(488)	747	1,333

End of period assets	$8,603	$9,390	$7,181

Average assets during the period	$9,261	$7,949	$5,819
International Developed Equity ETFs (in millions)
Beginning of period assets	$3,988	$3,864	$2,474
Inflows	650	573	967
Market appreciation/(depreciation)	(113)	(449)	423

End of period assets	$4,525	$3,988	$3,864

Average assets during the period	$4,552	$4,667	$2,959
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$6,187	$7,448	$7,332
Inflows/(outflows)	(1,346)	(810)	865
Market depreciation	(1,016)	(451)	(749)

End of period assets	$3,825	$6,187	$7,448

Average assets during the period	$5,500	$7,208	$7,762
Fixed Income ETFs (in millions)
Beginning of period assets	$1,152	$1,906	$2,118
Inflows/(outflows)	(219)	(680)	121
Market depreciation	(134)	(74)	(333)

End of period assets	$799	$1,152	$1,906

Average assets during the period	$910	$1,465	$2,352
Currency ETFs (in millions)
Beginning of period assets	$599	$979	$611
Inflows/(outflows)	(221)	(373)	418
Market depreciation	(10)	(7)	(50)

End of period assets	$368	$599	$979

Average assets during the period	$551	$465	$673
Alternative Strategy ETFs (in millions)
Beginning of period assets	$205	$158	$122
Inflows	14	38	34
Market appreciation/(depreciation)	(11)	9	2

End of period assets	$208	$205	$158

Average assets during the period	$220	$171	$137
Average ETF asset mix during the period
International hedged equity ETFs	62%	38%	31%
U.S. equity ETFs	17%	23%	20%
Emerging markets equity ETFs	10%	20%	27%
International developed equity ETFs	8%	13%	11%
Fixed income ETFs	2%	4%	8%
Currency ETFs	1%	1%	2%
Alternative strategy ETFs	0%	1%	1%

Total	100%	100%	100%

	Year Ended December 31,
	2015	2014	2013
Average ETF advisory fee during the period	0.53%	0.52%	0.52%
Number of ETFs—end of period
International developed equity ETFs	20	17	16
International hedged equity ETFs	19	12	6
U.S. equity ETFs	15	13	13
Fixed income ETFs	13	12	11
Emerging markets equity ETFs	9	8	7
Currency ETFs	6	6	6
Alternative strategy ETFs	4	2	2

Total	86	70	61

EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets***	$165,018	$96,817	$—
Inflows	539,780	119,084	—
Market depreciation	(266,864)	(50,883)	—

End of period assets	$437,934	$165,018	$—

Average ETP advisory fee during the period	0.83%	0.79%	—
Number of ETPs—end of period	64	50	—
Total UCITS ETFs (in thousands)
Beginning of period assets****	$16,179	$—	$—
Inflows	287,573	16,036	—
Market appreciation	32,186	143	—

End of period assets	$335,938	$16,179	$—

Average ETF advisory fee during the period	0.46%	0.38%	—
Number of ETFs—end of period	19	6	—
Global headcount	177	124	87

***	As of April 15, 2014
****	UCITS first launched October 24, 2014

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Overview

	As of and for the Year Ended December 31,		Change	Percent Change
	2015	2014
U.S. Listed AUM (in millions)
Beginning of period assets	$39,281	$34,884
Net inflows	16,856	5,075	$11,781	232.1%
Market depreciation	(4,498)	(678)

End of period assets	$51,639	$39,281	$12,358	31.5%

Financial Results (in thousands)
Total revenues	$298,942	$183,762	$115,180	62.7%
Total expenses	161,757	110,214	51,543	46.8%

Pre-tax income	$137,185	$73,548	$63,637	86.5%
Net income	$80,052	$61,051	$19,001	31.1%

Our U.S. listed AUM increased 31.5% from $39.3 billion at the end of 2014 to $51.6 billion at the end of 2015 primarily due to $16.9 billion of net inflows slightly offset by market depreciation. We reported pre-tax income of $137.2 million in 2015, an increase of 86.5% from 2014 primarily due to higher revenues, and we reported net income of $80.1 million in 2015 compared to $61.1 million in 2014.

Revenues

	Year Ended December 31,		Change	Percent Change
	2015	2014
U.S. listed-Average AUM (in millions)	$55,930	$35,308	$20,622	58.4%
U.S. listed-Average ETF advisory fee	0.53%	0.52%	0.01	1.9%
Advisory fees (in thousands)	$297,944	$182,816	$115,128	63.0%
Other income (in thousands)	998	946	52	5.5%

Total revenues (in thousands)	$298,942	$183,762	$115,180	62.7%

Advisory fees

Advisory fees revenues increased 63.0% from $182.8 million in 2014 to $297.9 million in 2015. This increase was primarily due to higher average asset balances due to our level of net inflows. The average U.S. advisory fee earned increased from 0.52% in 2014 to 0.53% in 2015 due to inflows into our higher fee ETFs.

Other income

Other income increased 5.5% from 2014 to 2015. This increase was primarily due to higher interest income from our growing cash balances and higher index licensing fees partly offset by losses on foreign currencies.

Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2015	2014
Compensation and benefits	$73,228	$40,995	$32,233	78.6%
Fund management and administration	42,782	34,383	8,399	24.4%
Marketing and advertising	13,371	11,514	1,857	16.1%
Sales and business development	9,189	6,221	2,968	47.7%
Professional and consulting fees	7,067	7,578	(511)	(6.7%)
Occupancy, communications and equipment	4,299	3,578	721	20.2%
Depreciation and amortization	1,006	821	185	22.5%
Third party sharing arrangements	2,443	594	1,849	311.3%
Acquisition contingent payment	2,185	—	2,185	n/a
Other	6,187	4,530	1,657	36.6%

Total expenses	$161,757	$110,214	$51,543	46.8%

As a Percent of Revenues:	Year Ended December 31,
	2015	2014
Compensation and benefits	24.5%	22.3%
Fund management and administration	14.3%	18.7%
Marketing and advertising	4.5%	6.3%
Sales and business development	3.1%	3.4%
Professional and consulting fees	2.4%	4.1%
Occupancy, communications and equipment	1.4%	1.9%
Depreciation and amortization	0.3%	0.5%
Third party sharing arrangements	0.8%	0.3%
Acquisition contingent payment	0.7%	0.0%
Other	2.1%	2.5%

Total expenses	54.1%	60.0%

Compensation and benefits

Compensation and benefits expense increased 78.6% from $41.0 million in 2014 to $73.2 million in 2015. This increase was primarily due to higher accrued incentive compensation due to our record inflow levels, increased headcount related expenses to support our growth and higher stock-based compensation due to equity awards granted to our employees as part of 2014 compensation. Our U.S. headcount was 101 and our non-U.S. headcount was 23 at the end of 2014 compared to a U.S. headcount of 137 and a non-U.S. headcount of 40 at the end of 2015.

Fund management and administration

Fund management and administration expense increased 24.4% from $34.4 million in 2014 to $42.8 million in 2015. This increase was primarily due to costs associated with higher average U.S. listed AUM; printing and mailing fees as a result of additional holders of our U.S. listed ETFs; and other costs associated with additional ETFs. We had 86 U.S. listed ETFs at the end of 2015. Lastly, we incurred higher costs for our non-U.S. listed ETFs as a result of new ETFs launched or cross listed in Europe.

Marketing and advertising

Marketing and advertising expense increased 16.1% from $11.5 million in 2014 to $13.4 million in 2015 primarily due to higher levels of advertising related activities to support our growth.

Sales and business development

Sales and business development expense increased 47.7% from $6.2 million in 2014 to $9.2 million in 2015 primarily due to higher levels of spending for sales and product development related initiatives.

Professional and consulting fees

Professional and consulting fees decreased 6.7% from $7.6 million in 2014 to $7.1 million in 2015. This decrease was primarily due to lower fees for strategic consulting services, and advisory costs associated with our acquisition of Boost in 2014, partly offset by higher recruiting fees as part of our sales force expansion plan.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 20.2% from $3.6 million in 2014 to $4.3 million in 2015 primarily due to equipment purchases as part of our technology enhancements.

Depreciation and amortization

Depreciation and amortization expense increased 22.5% from $0.8 million in 2014 to $1.0 million in 2015 primarily due to amortization of leasehold improvements to our office space.

Third party sharing arrangements

Third party sharing arrangements expense increased 311.3% from $0.6 million in 2014 to $2.4 million in 2015 primarily due to higher fees to our third party marketing agent in Latin America as well as fees we pay to list our ETFs on a third party platform.

Acquisition contingent payment

Acquisition contingent payment expense was $2.2 million in 2015. This expense represents the change in the estimated fair value of the buyout obligation we have to the former shareholders of our European ETP business, which we acquired in April 2014. The buyout obligation is based on a formula that takes into account the AUM in the business, its profitability levels and the trading multiple of WETF.

Other

Other expenses increased 36.6% from $4.5 million in 2014 to $6.2 million in 2015 due to higher general and administrative expenses.

Income tax expense

Income tax expense was $57.1 million in 2015. The effective tax rate on our U.S. listed ETF business was 38.9% and our overall effective tax rate was 42.5% due to the non-deductibility of losses in our European ETP business.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overview

	As of and for the Year Ended December 31,		Change	Percent Change
	2014	2013
U.S. Listed AUM (in millions)
Beginning of period assets	$34,884	$18,286
Net inflows	5,075	14,323	$(9,248)	(64.6%)
Market appreciation/(depreciation)	(678)	2,275

End of period assets	$39,281	$34,884	$4,397	12.6%

Financial Results (in thousands)
Total revenues	$183,762	$149,468	$34,294	22.9%
Total expenses	110,214	97,931	12,283	12.5%

Pre-tax income	$73,548	$51,537	$22,011	42.7%
Net income	$61,051	$51,537	$9,514	18.5%

Our U.S. listed AUM increased 12.6% from $34.9 billion at the end of 2013 to $39.3 billion at the end of 2014 primarily due to $5.1 billion of net inflows slightly offset by market depreciation. We reported pre-tax income of $73.5 million in 2014, an increase of 42.7% from 2013 primarily due to higher revenues, and we reported net income of $61.1 million in 2014 compared to $51.5 million in 2013.

Revenues

	Year Ended December 31,		Change	Percent Change
	2014	2013
U.S. listed-Average AUM (in millions)	$35,308	$28,472	$6,836	24.0%
U.S. listed-Average ETF advisory fee	0.52%	0.52%	—	—
Advisory fees (in thousands)	$182,816	$148,594	$34,222	23.0%
Other income (in thousands)	946	874	72	8.2%

Total revenues (in thousands)	$183,762	$149,468	$34,294	22.9%

Advisory fees

Advisory fees revenues increased 23.0% from $148.6 million in 2013 to $182.8 million in 2014. This increase was primarily due to higher average asset balances due to our level of net inflows. The average fee earned remained unchanged at 0.52% from 2013.

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

Third party sharing arrangements

Third party sharing arrangements expense decreased 56.6% from $1.4 million in 2013 to $0.6 million in 2014 primarily due to lower fees to our third party marketing agent in Latin America.

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

Quarterly Results

The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2014 and 2015. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands)	Q1/14	Q2/14	Q3/14	Q4/14	Q1/15	Q2/15	Q3/15	Q4/15
Revenues
ETF advisory fees	$42,609	$43,938	$46,942	$49,327	$59,869	$81,320	$80,520	$76,235
Other income	311	190	172	273	272	239	233	254

Total revenues	42,920	44,128	47,114	49,600	60,141	81,559	80,753	76,489
Expenses
Compensation and benefits	9,355	7,551	9,990	14,099	19,601	18,669	19,407	15,551
Fund management and administration	9,168	7,818	8,465	8,932	10,168	11,208	10,519	10,887
Marketing and advertising	2,578	2,726	3,341	2,869	3,076	3,628	3,573	3,094
Sales and business development	1,301	1,727	1,279	1,914	1,900	2,076	2,438	2,775
Professional and consulting fees	1,795	1,840	1,383	2,560	1,463	1,604	1,570	2,430
Occupancy, communications and equipment	900	853	882	943	918	943	1,183	1,255
Depreciation and amortization	192	201	207	221	220	223	253	310
Third party sharing arrangements	10	115	187	282	283	497	485	1,178
Acquisition contingent payment					257	264	172	1,492
Other	1,142	1,164	1,123	1,101	1,235	1,509	1,620	1,823

Total expenses	26,441	23,995	26,857	32,921	39,121	40,621	41,220	40,795

Income before taxes	16,479	20,133	20,257	16,679	21,020	40,938	39,533	35,694
Income tax expense/(benefit)	(13,725)	9,531	9,634	7,057	8,958	16,766	16,245	15,164

Net income	$30,204	$10,602	$10,623	$9,622	$12,062	$24,172	$23,288	$20,530

	Q1/14	Q2/14	Q3/14	Q4/14	Q1/15	Q2/15	Q3/15	Q4/15
Percent of Revenues
Revenues
ETF advisory fees	99.3%	99.6%	99.6%	99.4%	99.5%	99.7%	99.7%	99.7%
Other income	0.7%	0.4%	0.4%	0.6%	0.5%	0.3%	0.3%	0.3%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and benefits	21.8%	17.1%	21.2%	28.4%	32.6%	22.9%	24.0%	20.3%
Fund management and administration	21.4%	17.7%	18.0%	18.0%	16.8%	13.7%	13.0%	14.2%
Marketing and advertising	6.0%	6.2%	7.1%	5.8%	5.1%	4.4%	4.4%	4.0%
Sales and business development	3.0%	3.9%	2.7%	3.9%	3.2%	2.5%	3.0%	3.6%
Professional and consulting fees	4.2%	4.2%	2.9%	5.2%	2.4%	2.0%	2.0%	3.2%
Occupancy, communications and equipment	2.1%	1.9%	1.9%	1.9%	1.5%	1.2%	1.5%	1.7%
Depreciation and amortization	0.4%	0.5%	0.4%	0.4%	0.4%	0.3%	0.3%	0.4%
Third party sharing arrangements	0.0%	0.3%	0.4%	0.6%	0.5%	0.6%	0.6%	1.5%
Acquisition contingent payment	0.0%	0.0%	0.0%	0.0%	0.4%	0.3%	0.2%	2.0%
Other	2.7%	2.6%	2.4%	2.2%	2.1%	1.9%	2.0%	2.4%

Total expenses	61.6%	54.4%	57.0%	66.4%	65.0%	49.8%	51.0%	53.3%

Income before taxes	38.4%	45.6%	43.0%	33.6%	35.0%	50.2%	49.0%	46.7%
Income tax expense/(benefit)	(32.0%)	21.6%	20.4%	14.2%	14.9%	20.6%	20.1%	19.8%

Net income	70.4%	24.0%	22.5%	19.4%	20.1%	29.6%	28.8%	26.8%

	Q1/14	Q2/14	Q3/14	Q4/14	Q1/15	Q2/15	Q3/15	Q4/15
Operating Statistics
Total ETF AUM (in millions)
Beginning of period assets	$34,884	$33,884	$35,500	$35,823	$39,281	$55,758	$61,299	$53,047
Inflows/(outflows)	(502)	334	748	4,496	13,520	6,598	(661)	(2,601)
Market appreciation/(depreciation)	(498)	1,282	(425)	(1,038)	2,957	(1,057)	(7,591)	1,193

End of period assets	$33,884	$35,500	$35,823	$39,281	$55,758	$61,299	$53,047	$51,639

Average assets during the period	$33,859	$34,141	$35,554	$37,680	$46,391	$61,153	$59,572	$56,603
ETF Industry and Market Share (in billions)
ETF industry net inflows	$14.5	$57.7	$48.8	$119.7	$55.5	$41.4	$43.2	$91.4
WisdomTree market share of industry inflows	n/a	0.6%	1.5%	3.8%	24.4%	15.9%	n/a	n/a

International Hedged Equity ETFs (in millions)
Beginning of period assets	$13,348	$12,612	$12,557	$13,971	$17,760	$33,925	$39,222	$34,608
Inflows/(outflows)	(12)	(502)	799	4,580	13,440	6,083	751	(1,997)
Market appreciation/(depreciation)	(724)	447	615	(791)	2,725	(786)	(5,365)	700

End of period assets	$12,612	$12,557	$13,971	$17,760	$33,925	$39,222	$34,608	$33,311

Average assets during the period	$13,052	$12,189	$12,654	$15,637	$24,559	$38,548	$39,061	$37,577
U.S. Equity ETFs (in millions)
Beginning of period assets	$7,181	$7,505	$8,052	$7,939	$9,390	$9,748	$9,245	$8,247
Inflows/(outflows)	189	221	84	968	294	(320)	(259)	(14)
Market appreciation/(depreciation)	135	326	(197)	483	64	(183)	(739)	370

End of period assets	$7,505	$8,052	$7,939	$9,390	$9,748	$9,245	$8,247	$8,603

Average assets during the period	$7,176	$7,721	$8,067	$8,833	$9,770	$9,664	$8,876	$8,733
International Developed Equity ETFs (in millions)
Beginning of period assets	$3,864	$4,830	$5,340	$4,494	$3,988	$4,323	$4,829	$4,394
Inflows/(outflows)	812	518	(452)	(305)	188	497	21	(56)
Market appreciation/(depreciation)	154	(8)	(394)	(201)	147	9	(456)	187

End of period assets	$4,830	$5,340	$4,494	$3,988	$4,323	$4,829	$4,394	$4,525

Average assets during the period	$4,347	$5,135	$5,016	$4,170	$4,111	$4,790	$4,714	$4,592
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$7,448	$6,753	$7,606	$7,495	$6,187	$6,068	$6,244	$4,288
Inflows/(outflows)	(632)	388	270	(836)	(165)	250	(1,013)	(418)
Market appreciation/(depreciation)	(63)	465	(381)	(472)	46	(74)	(943)	(45)

End of period assets	$6,753	$7,606	$7,495	$6,187	$6,068	$6,244	$4,288	$3,825

Average assets during the period	$6,775	$7,088	$7,878	$7,092	$6,147	$6,336	$5,253	$4,264
Fixed Income ETFs (in millions)
Beginning of period assets	$1,906	$1,610	$1,376	$1,379	$1,152	$904	$956	$794
Inflows/(outflows)	(306)	(278)	69	(164)	(210)	67	(85)	9
Market appreciation/(depreciation)	10	44	(66)	(63)	(38)	(15)	(77)	(4)

End of period assets	$1,610	$1,376	$1,379	$1,152	$904	$956	$794	$799

Average assets during the period	$1,747	$1,435	$1,385	$1,294	$1,018	$929	$884	$810
Currency ETFs (in millions)
Beginning of period assets	$979	$422	$406	$362	$599	$565	$573	$505
Inflows/(outflows)	(549)	(21)	(35)	232	(44)	7	(63)	(121)
Market appreciation/(depreciation)	(8)	5	(9)	5	10	1	(5)	(16)

End of period assets	$422	$406	$362	$599	$565	$573	$505	$368

Average assets during the period	$611	$413	$380	$456	$571	$651	$562	$420
Alternative Strategy ETFs (in millions)
Beginning of period assets	$158	$152	$163	$183	$205	$225	$230	$211
Inflows/(outflows)	(4)	8	13	21	17	14	(13)	(4)
Market appreciation/(depreciation)	(2)	3	7	1	3	(9)	(6)	1

End of period assets	$152	$163	$183	$205	$225	$230	$211	$208

Average assets during the period	$151	$160	$174	$198	$215	$235	$222	$207

	Q1/14	Q2/14	Q3/14	Q4/14	Q1/15	Q2/15	Q3/15	Q4/15
Average ETF asset mix during the period
International hedged equity ETFs	39%	36%	36%	42%	53%	63%	66%	66%
U.S. equity ETFs	21%	23%	23%	23%	21%	16%	15%	15%
Emerging markets equity ETFs	20%	21%	22%	19%	14%	10%	9%	8%
International developed equity ETFs	13%	15%	14%	11%	9%	8%	8%	8%
Fixed income ETFs	5%	4%	4%	3%	2%	2%	1%	2%
Currency ETFs	2%	1%	1%	1%	1%	1%	1%	1%
Alternative strategy ETFs	0%	0%	0%	1%	0%	0%	0%	0%

Total	100%	100%	100%	100%	100%	100%	100%	100%

Average ETF advisory fee during the period	0.51%	0.51%	0.52%	0.52%	0.52%	0.53%	0.53%	0.52%

Number of ETFs—end of period
International developed equity ETFs	16	17	17	17	17	18	18	20
International hedged equity ETFs	6	12	12	12	13	16	17	19
U.S. equity ETFs	13	13	13	13	13	13	15	15
Fixed income ETFs	12	12	12	12	11	12	13	13
Emerging markets equity ETFs	7	7	7	8	8	8	8	9
Currency ETFs	6	6	6	6	6	6	6	6
Alternative strategy ETFs	2	2	2	2	2	2	2	4

Total	62	69	69	70	70	75	79	86

EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets***	$—	$96,817	$113,244	$123,210	$165,018	$288,801	$384,089	$431,259
Inflows	—	17,685	19,224	82,175	145,381	50,331	191,044	153,023
Market appreciation/(depreciation)	—	(1,258)	(9,258)	(40,367)	(21,598)	44,957	(143,874)	(146,348)

End of period assets	$—	$113,244	$123,210	$165,018	$288,801	$384,089	$431,259	$437,934

Average ETP advisory fee during the period	—	0.82%	0.79%	0.78%	0.81%	0.82%	0.83%	0.85%
Number of ETPs—end of period	—	38	42	50	57	57	62	64
Total UCITS ETFs (in thousands)
Beginning of period assets****	$—	$—	$—	$—	$16,179	$45,846	$228,588	$264,452
Inflows	—	—	—	16,036	28,851	144,234	62,217	52,271
Market appreciation/(depreciation)	—	—	—	143	816	38,508	(26,353)	19,215

End of period assets	$—	$—	$—	$16,179	$45,846	$228,588	$264,452	$335,938

Average ETF advisory fee during the period	—	—	—	0.38%	0.40%	0.44%	0.45%	0.45%
Number of ETFs—end of period	—	—	—	6	6	10	12	19
Global headcount	90	103	117	124	136	146	162	177

***	As of April 15, 2014
****	UCITS first launched October 24, 2014

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31,
	2015	2014
Balance Sheet Data (in thousands):
Cash and cash equivalents	$210,070	$165,284
Investments	23,689	13,990
Accounts receivable	27,576	18,176
Total liabilities	(58,191)	(36,466)

	$203,144	$160,984

	Year Ended December 31,
	2015	2014	2013
Cash Flow Data (in thousands):
Operating cash flows	$155,111	$82,630	$70,124
Investing cash flows	(12,319)	(5,831)	(7,027)
Financing cash flows	(98,136)	(15,772)	(27)
Foreign exchange rate effect	130	(59)	—

Increase in cash and cash equivalents	$44,786	$60,968	$63,070

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

Cash and cash equivalents increased $44.8 million in 2015 primarily due to $155.1 million of cash flows generated by our operating activities as a result of higher revenues from higher average AUM. We received $4.8 million from the redemption of investments we held during the year and $4.5 million from the exercise of stock options. We used $78.5 million to pay dividends on our common stock and $24.1 million to repurchase our common stock. We used $14.5 million to purchase investments and $2.6 million for leasehold and other capital expenditures for our office space.

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

Use of Capital

Our business does not require us to maintain a significant cash position. We expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. In October 2014, we announced a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase up to $100 million of our common stock over three years, including purchases to offset future equity grants made under our equity plans. In 2015, we repurchased 1,190,356 shares of our common stock under the repurchase program for an aggregate cost of $24.1 million. In January and February 2016, we repurchased 3,407,305 shares of our common stock under the program for an aggregate cost of $35.6 million. Currently $40.3 million remains under this program for future purchases.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations for leased office space and the buyout obligation for our European business as of December 31, 2015.

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$40,489	$3,925	$6,631	$8,632	$21,301
Acquisition payable	9,900	—	4,950	4,950	—

Total	$50,389	$3,925	$11,581	$13,582	$21,301

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

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-17 (ASU 2015-02), Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company early adopted ASU 2015-17 effective December 31, 2015, retrospectively.

In February 2015, the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02) Amendments to the Consolidation Analysis, which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), which has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a variable interest entity (“VIE”) and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company early adopted ASU 2015-02 effective December 31, 2015, retrospectively. Adoption resulted in a reduction of $9,279 and $3,872 in current assets on our Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. Adoption had no impact on our Consolidated Statements of Operations for December 31, 2015 and 2014.

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

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $14.0 million and $23.7 million as of December 31, 2014 and 2015, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Exchange Rate Risk

As a result of our acquisition of Boost and operations in Japan, we now operate globally and are subject to currency translation exposure on the results of our non-U.S. operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. We generate the vast majority of our revenues and expenses in the U.S. dollar and expect to do so for some time. We do not anticipate that changes in exchange rates, predominantly the British pound or Euro, will have a material impact on our financial condition, operating results or cash flows. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may look to do so in the future.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

WISDOMTREE INVESTMENTS, INC.

	By:	/S/ JONATHAN L. STEINBERG
Jonathan L. Steinberg
February 29, 2016		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 29th day of February, 2016.

Signature	Title

/s/ JONATHAN L. STEINBERG	President, Chief Executive Officer and Director
Jonathan L. Steinberg	(Principal Executive Officer)

/s/ AMIT MUNI	Executive Vice President—Finance and Chief
Amit Muni	Financial Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL STEINHARDT	Non-Executive Chairman of the Board
Michael Steinhardt

/s/ STEVEN L. BEGLEITER	Director
Steven L. Begleiter

/s/ ANTHONY BOSSONE	Director
Anthony Bossone

/s/ BRUCE I. LAVINE	Director
Bruce I. Lavine

/s/ R. JARRETT LILIEN	Director
R. Jarrett Lilien

/s/ WIN NEUGER	Director
Win Neuger

/s/ FRANK SALERNO	Director
Frank Salerno

WISDOMTREE INVESTMENTS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of WisdomTree Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WisdomTree Investments, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of WisdomTree Investments, Inc. and Subsidiaries

We have audited WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WisdomTree Investments, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WisdomTree Investments, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of WisdomTree Investments, Inc. and Subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

February 29, 2016

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$210,070	$165,284
Accounts receivable	27,576	18,176
Other current assets	2,899	1,708

Total current assets	240,545	185,168
Fixed assets, net	11,974	10,356
Investments	23,689	13,990
Deferred tax asset, net	14,071	9,490
Goodwill	1,676	1,676
Other noncurrent assets	738	71

Total assets	$292,693	$220,751

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$12,971	$9,983
Compensation and benefits payable	28,060	14,333
Accounts payable and other liabilities	8,063	5,115

Total current liabilities:	49,094	29,431
Acquisition payable	3,942	1,757
Deferred rent payable	5,155	5,278

Total liabilities	58,191	36,466

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 138,415 and 134,959; outstanding: 136,794 and 133,445	1,384	1,350
Additional paid-in capital	257,960	209,216
Accumulated other comprehensive loss	(126)	(53)
Accumulated deficit	(24,716)	(26,228)

Total stockholders’ equity	234,502	184,285

Total liabilities and stockholders’ equity	$292,693	$220,751

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
ETF advisory fees	$297,944	$182,816	$148,594
Other income	998	946	874

Total revenues	298,942	183,762	149,468
Expenses:
Compensation and benefits	73,228	40,995	36,210
Fund management and administration	42,782	34,383	35,076
Marketing and advertising	13,371	11,514	8,309
Sales and business development	9,189	6,221	6,474
Professional and consulting fees	7,067	7,578	2,748
Occupancy, communications, and equipment	4,299	3,578	2,784
Depreciation and amortization	1,006	821	439
Third party sharing arrangements	2,443	594	1,368
Acquisition contingent payment	2,185	—	—
Other	6,187	4,530	4,523

Total expenses	161,757	110,214	97,931

Income before taxes	137,185	73,548	51,537
Income tax expense	57,133	12,497	—

Net income	$80,052	$61,051	$51,537

Net income per share—basic	$0.58	$0.46	$0.41

Net income per share—diluted	$0.58	$0.44	$0.37

Weighted-average common shares—basic	137,242	131,770	126,651

Weighted-average common shares—diluted	138,825	138,551	139,797

Cash dividends declared per common share	$0.57	$0.08	—

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Comprehensive income
Net income	$80,052	$61,051	$51,537
Other comprehensive loss
Foreign currency translation adjustment	(73)	(53)	—

Comprehensive income	$79,979	$60,998	$51,537

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Loss
Balance—January 1, 2013	126,554	$1,265	$177,826	$—	$(128,031)	$51,060
Restricted stock issued, net	974	10	(10)	—	—	—
Shares repurchased	(137)	(1)	(1,612)	—	—	(1,613)
Exercise of stock options, net	4,856	48	1,538	—	—	1,586
Stock-based compensation	—	—	6,459	—	—	6,459
Net income	—	—	—	—	51,537	51,537

Balance—December 31, 2013	132,247	1,322	184,201	—	(76,494)	109,029
Restricted stock issued, net	613	6	(6)	—	—	—
Shares repurchased	(416)	(4)	(6,527)	—	—	(6,531)
Exercise of stock options, net	2,515	26	1,518	—	—	1,544
Stock-based compensation	—	—	8,137	—	—	8,137
Tax benefit from stock option exercised and vested restricted shares	—	—	21,893	—	—	21,893
Foreign currency translation adjustment	—	—	—	(53)	—	(53)
Dividends	—	—	—	—	(10,785)	(10,785)
Net income	—	—	—	—	61,051	61,051

Balance—December 31, 2014	134,959	1,350	209,216	(53)	(26,228)	184,285
Restricted stock issued, net	861	9	(9)	—	—	—
Shares repurchased	(1,190)	(12)	(24,104)	—	—	(24,116)
Exercise of stock options, net	3,785	37	4,483	—	—	4,520
Stock-based compensation	—	—	10,900	—	—	10,900
Tax benefit from stock option exercised and vested restricted shares	—	—	57,474	—	—	57,474
Foreign currency translation adjustment	—	—	—	(73)	—	(73)
Dividends	—	—	—	—	(78,540)	(78,540)
Net income	—	—	—	—	80,052	80,052

Balance—December 31, 2015	138,415	$1,384	$257,960	$(126)	$(24,716)	$234,502

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$80,052	$61,051	$51,537
Non-cash items included in net income:
Income tax expense	53,018	12,403	—
Depreciation and amortization and other	1,006	821	439
Stock-based compensation	10,900	8,137	6,459
Deferred rent	(83)	1,572	706
Accretion to interest income and other	4	(72)	116
Changes in operating assets and liabilities:
Accounts receivable	(9,321)	(369)	(5,020)
Other assets	(1,864)	99	(579)
Acquisition contingent payment	2,185	—	—
Fund management and administration payable	2,978	(445)	3,470
Compensation and benefits payable	13,286	(186)	12,122
Accounts payable and other liabilities	2,950	(381)	874

Net cash provided by operating activities	155,111	82,630	70,124
Cash flows from investing activities:
Purchase of fixed assets	(2,616)	(4,894)	(6,211)
Purchase of investments	(14,467)	(3,225)	(3,597)
Cash acquired on acquisition	—	1,349	—
Proceeds from the redemption of investments	4,764	939	2,781

Net cash used in investing activities	(12,319)	(5,831)	(7,027)
Cash flows from financing activities:
Dividends paid	(78,540)	(10,785)	—
Shares repurchased	(24,116)	(6,531)	(1,613)
Proceeds from exercise of stock options and warrants	4,520	1,544	1,586

Net cash used in financing activities	(98,136)	(15,772)	(27)

Increase/(decrease) in cash flow due to changes in foreign exchange rate	130	(59)	—

Net increase in cash and cash equivalents	44,786	60,968	63,070
Cash and cash equivalents—beginning of year	165,284	104,316	41,246

Cash and cash equivalents—end of year	$210,070	$165,284	$104,316

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,262	$66	$38

Noncash investing and financing activities:
Cashless exercise of stock options and warrants	$—	$—	$267

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, fixed income, currency, alternative and commodity asset classes. The Company has the following operating subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the SEC providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange traded funds (“ETFs”).

•	Boost Management Limited (“BML” or “Boost”) is a Jersey based investment manager providing investment and other management services to Boost Issuer PLC (“BI”) and Boost ETPs.

•	WisdomTree Europe Limited (“WisdomTree Europe”) is a U.K. based company registered with the Financial Conduct Authority providing management and other services to BML and WisdomTree Management Limited.

•	WisdomTree Management Limited (“WTML”) is an Ireland based investment manager providing investment and other management services to WisdomTree Issuer plc (“WTI”) and WisdomTree UCITS ETFs.

•	WisdomTree Japan K. K. (“WTJ”) is a Japan based company that is registered as a Type 1 Financial Instruments Business with the Kanto Local Finance Bureau of Japan’s Ministry of Finance and serves the institutional market selling U.S. listed WisdomTree ETFs in Japan.

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

Revenue Recognition

The Company earns investment advisory fees from its ETPs, as well as licensing fees from third parties. ETP advisory fees are based on a percentage of the ETPs’ average daily net assets and recognized over the period the related service is provided. Licensing fees are based on a percentage of the average monthly net assets and recognized over the period the related service is provided.

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

Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has licensed to WTT and WTI the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S. and Europe The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and WTT has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for certain expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At December 31, 2015 and December 31, 2014, the balance of accounts receivable from WTT was approximately $24,560 and $17,288, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenues from advisory services provided to WTT for the years ended December 31, 2015, 2014 and 2013 was approximately $293,788, $181,987 and $148,594, respectively.

At December 31, 2015 and December 31, 2014, the balance of accounts receivable from BI and WTI was approximately $487 and $157, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenues from advisory fee services provided to BI and WTI for the years ended December 31, 2015 and 2014 was approximately $4,156 and $829, respectively.

Third-Party Sharing Arrangements

The Company pays a percentage of its advisory fee revenues based on incremental growth in AUM, subject to caps or minimums, to marketing agents to sell WisdomTree ETFs and for including WisdomTree ETFs on third party customer platforms.

Segment, Geographic and Customer Information

The Company operates as a single business segment as an ETP sponsor and asset manager providing investment advisory services. Substantially all of the Company’s revenues, pretax income and assets are derived or located in the U.S. The Company maintains operations in Europe and Japan.

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company early adopted ASU 2015-17 effective December 31, 2015, retrospectively.

In February 2015, the FASB issued Accounting Standards Update 2015-02 (ASU 2015-02) Amendments to the Consolidation Analysis, which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), which has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a variable interest entity (“VIE”) and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company early adopted ASU 2015-02 effective December 31, 2015, retrospectively. Adoption resulted in a reduction of $9,279 and $3,872 in current assets on our Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. Adoption had no impact on our Consolidated Statements of Operations for December 31, 2015 and 2014.

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

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	2015	2014
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$23,689	$13,990

The following table summarizes unrealized gains, losses, and fair value of investments:

	2015	2014
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$23,689	$13,990
Gross unrealized gains	82	112
Gross unrealized losses	(609)	(386)

Fair value	$23,162	$13,716

The following table sets forth the maturity profile of investments; however these investments may be called prior to maturity date:

	2015	2014
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	8,369	1,409
Due five years through ten years	3,127	350
Due over ten years	12,193	12,231

Total	$23,689	$13,990

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

The Company estimated the fair value of the acquisition payable to be $9,900, of which $3,942 has been recorded as of December 31, 2015 (Note 11). The fair value measurement of the acquisition payable is categorized as Level 3 and based on a predefined formula that includes the following inputs: the contractual minimum payment obligation, European AUM, the Company’s enterprise value over global AUM, and operating results of the European business.

At each reporting period, the fair value of the acquisition payable is determined using a discounted cash flows analysis. The significant unobservable inputs used in the fair value measurement as of December 31, 2015 are the projected AUM of the European listed ETPs (ranging from $1.0 billion to $6.0 billion), the projected operating results of the European business, and the discount rate (27.5%). Significant increases (decreases) to the projected AUM of the European listed ETPs or operating results of the European business in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) to the discount rate in isolation would be expected to result in a lower (higher) fair value measurement. During the year ended December 31, 2015, the Company recorded an expense of $2,185, which was recorded as acquisition contingent payment on the Company’s Consolidated Statements of Operations.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

4. Fixed Assets

The following table summarizes fixed assets:

	December 31,
	2015	2014
Equipment	$1,258	$913
Furniture and fixtures	2,382	1,620
Leasehold improvements	10,312	8,795
Less accumulated depreciation and amortization	(1,978)	(972)

Total	$11,974	$10,356

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the years ended December 31, 2015, 2014, and 2013 were approximately $3,447, $3,157 and $2,323, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at December 31, 2015 are approximately as follows:

2016	$3,925
2017	3,512
2018	3,119
2019 and thereafter	29,933

Total	$40,489

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

6. Stock-Based Awards

Stock Options

The Company grants equity awards to employees and directors. Options may be issued for terms of ten years and may vest between two to four years. Options may be issued with an exercise price equal to the fair value of the Company on the date of grant. The Company estimated the fair value for options using the Black-Scholes option pricing model. All stock and option awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions.

The Company has three equity award plans, which are similar in nature (collectively, referred to as the “Plans”). Under the Plans, the Company can issue a maximum of 23,000,000 shares of common stock pursuant to stock options and other stock-based awards and also has issued from time to time stock-based awards outside the Plans. Options outstanding at December 31, 2015 expire on dates ranging from May 21, 2016 to November 15, 2021.

A summary of option activity is as follows:

	Options	Weighted- Average Exercise Price
Outstanding January 1, 2013	12,760,191	$0.95
Granted	—	—
Forfeitures or expirations	(40,000)	4.11
Exercised	(4,875,500)	0.38

Outstanding at December 31, 2013	7,844,691	$1.29
Granted	—	—
Forfeitures or expirations	—	—
Exercised	(2,514,621)	0.61

Outstanding at December 31, 2014	5,330,070	$1.61
Granted	—	—
Forfeitures or expirations	—	—
Exercised	(3,785,473)	1.19

Outstanding at December 31, 2015	1,544,597	$2.62

The following table summarizes information on stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable at December 31, 2015	Weighted- Average Exercise Price	Aggregate Intrinsic Value at December 31, 2015
$0.70 – $0.70	435,000	3.1	0.70	435,000	0.70	6,516
$1.07 – $1.07	263,635	1.3	1.07	263,635	1.07	3,852
$2.09 – $2.26	396,426	3.4	2.20	396,426	2.20	5,345
$5.05 – $5.05	285,000	5.1	5.05	210,000	5.05	2,232
$6.36 – $6.82	74,536	5.4	6.46	74,536	6.46	687
$7.01 – $8.51	90,000	5.7	7.48	90,000	7.48	738

	1,544,597	3.5	$2.62	1,469,597	$2.50	$19,370

Restricted stock

The Company grants restricted stock to employees and directors. All restricted stock awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions. Restricted stock awards generally vest over three years.

The following table summarizes information about restricted shares outstanding for the years ended December 31, 2015, 2014 and 2013:

Restricted Stock Awards
Unvested balance at January 1, 2013	1,281,144
Granted	981,810
Vested	(358,334)
Forfeited	(7,743)

Unvested balance at December 31, 2013	1,896,877
Granted	623,088
Vested	(996,385)
Forfeited	(9,641)

Unvested balance at December 31, 2014	1,513,939
Granted	886,413
Vested	(753,917)
Forfeited	(25,709)

Unvested balance at December 31, 2015	1,620,726

The following table summarizes the Company’s stock-based compensation expense:

	Year Ended December 31,
	2015	2014	2013
Employees and directors option awards	$295	$487	$381
Employees and directors restricted stock awards	10,605	7,650	6,078

Total	$10,900	$8,137	$6,459

Stock-based compensation expense related to directors is included in other expenses on the consolidated statements of operations.

The following table summarizes the Company’s unrecognized stock-based compensation expense and remaining vesting period as of December 31, 2015:

	Unrecognized Stock-Based Compensation	Average Remaining Vesting Period
Employees and directors option awards	$120	1.07
Employees and directors restricted stock awards	$17,008	1.61

7. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits.

A summary of the Company made discretionary contributions is as follows:

Year Ended December 31,
2015	2014	2013
$763	$588	$491

8. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Year Ended December 31,
	2015	2014	2013
	(shares in thousands)
Net income	$80,052	$61,051	$51,537

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	137,242	131,770	126,651
Dilutive effect of common stock equivalents	1,583	6,781	13,146

Weighted average shares used in dilutive computation	138,825	138,551	139,797

Basic earnings per share	$0.58	$0.46	$0.41
Diluted earnings per share	$0.58	$0.44	$0.37

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of common stock equivalents was included in the diluted earnings per share in the years ended December 31, 2015, 2014 and 2013, respectively. 1,247 common stock equivalents were determined to be anti-dilutive and were not included in the calculation of diluted earnings per share for the year ended December 31, 2014. There were no anti-dilutive common stock equivalents included in the calculation of diluted earnings per share for the years ended December 31, 2015 and 2013.

9. Income Taxes

The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2015, 2014 and 2013 as determined in accordance with ASC 740, Income Taxes (“ASC 740”), are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$1,598	$—	$—
State and local	2,431	94	—
Foreign	210	—	—

	4,239	94	—

Deferred:
Federal	46,784	10,739	—
State and local	6,233	1,664	—
Foreign	(123)	—	—

	52,894	12,403	—

Income tax expense from operations	$57,133	$12,497	$—

The Company has recorded its non-income based taxes as part of other liabilities and other expenses.

Net operating losses – U.S.

The Company has generated net operating losses for tax purposes (“NOLs”) during the year ended December 31, 2013 and prior periods which may be used to minimize income taxes. The following table provides a summary of the NOL activity for the years indicated:

	Year Ended December 31,
	2015	2014	2013
Beginning NOLs	$(109,839)	$(140,959)	$(136,515)
2014 return to provision adjustment	3,906	—	—
U.S. GAAP income	143,665	77,609	51,537
Tax differences:
Temporary	11,804	(1,425)	5,580
Permanent	(73,175)	(45,064)	(61,561)
State taxes	(2,431)	—	—

Ending NOLs	$(26,070)	$(109,839)	$(140,959)

Temporary differences are primarily comprised of the timing difference between recognizing expenses for tax purposes and U.S. GAAP purposes associated with rent, stock-based compensation, accrued compensation and depreciation of fixed assets.

Permanent differences are primarily comprised of the difference between stock-based compensation amounts recognized for tax purposes, and previously expensed at the date of grant for U.S. GAAP purposes, at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price). The Company may record additional NOLs from stock-based compensation awards which have been granted to employees and remain unexercised or unvested as of December 31, 2015. See Note 6 for additional details related to outstanding stock compensation awards.

The Company’s NOLs generally expire 20 years from the time they are generated. In addition, due to the Company incurring a series of changes in ownership as defined by Section 382 under the Internal Revenue Code, the Company is limited as to the amount of NOLs it may use in a given year. Prior to the consideration of any limitations imposed due to ownership changes, the Company’s available NOLs will expire as follows:

Year Ending December 31:
2019	$5,078
2021	579
2023	608
2024	1,942
2032	13,419
2033	4,444

$26,070

The amounts summarized above are subject to the following annual limitations as indicated by the years such NOLs were incurred:

NOLs generated between	Total	Annual Prospective Limitation	Amount Deemed Worthless
1998 — 2004	$8,207	$524	$3,487
2005 — 2013	17,863	—	—

NOLs	$26,070	$524	$3,487

Any NOLs not used because of the annual limitation can be used in future periods until expiration.

Net operating losses – Non-U.S.

During the years ended December 31, 2015 and 2014, the Company’s foreign subsidiaries generated $6,685 and $4,061 of NOLs for a total of $10,746. At December 31, 2015 and 2014, a deferred tax asset related to these NOLs has been fully offset by a valuation allowance of $2,051 and $816 respectively.

Deferred tax asset

As of December 31, 2015 and 2014, $17,863 and $101,108 of the NOLs has been generated from stock-based compensation amounts recognized for tax purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price) and previously expensed at the date of grant for U.S. GAAP purposes. These amounts cannot be recognized as a deferred tax asset under U.S. GAAP. Similarly, a deferred tax asset for AMT credit of $1,598 that was created in 2015 also cannot be recognized.

A reconciliation of the NOLs presented above and the amount utilized in calculating the deferred tax asset at December 31, 2015 and 2014, respectively, is as follows:

	December 31,
	2015	2014
NOLs	$26,070	$109,839
NOLs deemed worthless	(3,487)	(3,487)
Unrecognized stock-based compensation	(17,863)	(101,108)

Gross NOLs available for deferred tax asset	4,720	5,244
Tax rate	38.74%	38.38%

Tax affected	$1,828	$2,013

At December 31, 2015 and 2014, the composition of the deferred tax asset is summarized as follows:

	December 31,
	2015	2014
Deferred tax assets:
NOLs	$1,828	$2,013
Foreign NOLs	2,051	816
Stock-based compensation	4,868	6,046
Accrued expenses	10,197	5,236
Deferred rent liability	2,116	2,170
Other	82	82

Deferred tax assets	21,142	16,363
Deferred tax liabilities:
Incentive compensation	2,753	4,092
Fixed assets	2,272	1,965
Unrealized gains	(5)	—

Deferred tax liabilities	5,020	6,057
Total deferred tax assets less deferred tax liabilities	16,122	10,306
Less: valuation allowance	(2,051)	(816)

Net deferred tax assets and liabilities	$14,071	$9,490

During the first quarter of 2014, management determined that although realization is not assured, it believed that it is more likely than not that its gross deferred tax asset would be realized. Therefore, it released the valuation allowance previously recorded resulting in an income tax benefit of $21,221 on the Company’s Consolidated Statements of Operations. At December 31, 2015 and 2014, the Company generated foreign losses resulting in a deferred tax asset of $2,051 and $816, respectively, that is currently not expected to be realized in the foreseeable future and, accordingly, a valuation allowance was established.

During the third quarter of 2014, the Company completed a state income tax study, which resulted in a reduction in its baseline operating tax rate in the U.S. from 45% to approximately 38%. The Company recorded a charge to income tax expense in the third quarter to reduce the value of its deferred tax asset, which had previously been recorded using a 45% rate. The Company recorded a credit to additional paid-in capital of $21,893 for the amount of NOLs from stock-based compensation utilized to reduce taxes payable during the period.

A reconciliation of the statutory federal income tax rate of 35% and the Company’s effective rate is as follows:

	December 31,
	2015	2014	2013
Federal statutory rate	35.00%	35.00%	35.00%
Permanent differences	0.69%	0.69%	0.09%
State income tax rate, net of federal benefit	4.11%	1.55%	10.06%
Foreign tax differential	0.82%	0.82%	—
Change in valuation allowance	0.90%	(27.74%)	(45.13%)
Change in effective state rate	(0.06%)	6.86%	—
Other differences, net	0.19%	(0.19%)	(0.02%)

Effective rate	41.65%	16.99%	0.00%

Uncertain tax positions

As of December 31, 2015, the Company determined that it has no uncertain tax positions, interest or penalties as defined within ASC 740-10. The Company does not have unrecognized tax benefits. The Company does not believe that it is reasonably possible that the total unrecognized benefits will significantly increase within the next 12 months. The Company is not currently under audit by any taxing authority. Tax returns filed with each jurisdiction remain open to examination under the normal three-year statute of limitations.

APB 23 – Accounting for Income Taxes

The Company recognizes deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of December 31, 2015, the Company has not recorded any deferred taxes on approximately $117 of undistributed earnings and profits as they are considered permanently reinvested. In addition, foreign tax credits will likely be available to eliminate a substantial portion of any future tax from distributions of these foreign earnings. As of December 31, 2015, the determination of the unrecorded deferred tax liability related to these earnings is not practicable. If circumstances change in the foreseeable future and it becomes apparent that some or all of the undistributed earnings will not be reinvested indefinitely, or will be remitted in the foreseeable future, an additional deferred tax liability will be recorded for some or all of the outside basis difference.

10. Shares Repurchased

On October 29, 2014, the Company’s Board of Directors authorized a three-year share repurchase program of up to $100 million. During the year ended December 31, 2015, the Company repurchased 1,190 shares of its common stock under this program for an aggregate cost of $24,116. As of December 31, 2015, $75,884 remains under this program for future purchases. During the years ended December 31, 2014 and 2013, the Company repurchased 416 and 137 shares of its common stock for an aggregate cost of $6,531 and $1,613, respectively.

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

Two shareholders of Boost, who owned 88% of Boost prior to the acquisition, became co-CEOs of WisdomTree Europe and are guaranteed a minimum payment of $1,757 for their interest if they terminate their employment without good reason or they are terminated for cause prior to December 31, 2017. The Company determined that this minimum payment represents consideration transferred and was recognized and measured at acquisition-date fair value to determine the purchase price. Any future payments made to the co-CEOs in excess of the minimum payments is accounted for separately from the business combination as acquisition contingent payment on the Company’s Consolidated Statements of Operations and Comprehensive Income and represents compensation for post-acquisition services, which will be recognized through December 31, 2017. The obligation to mandatorily redeem the remaining 12% minority shareholders’ interest in Boost is measured at the fair value of the amount of cash that would be paid under the conditions specified in the agreement. Any change in the carrying amount of the liability will be recognized as an expense.

For the year ended December 31, 2015, the Company incurred $997 of compensation expense and $1,188 of interest expense, which represents contingent consideration due to the co-CEOs and non-employee shareholders, respectively. These amounts have both been recorded in acquisition contingent payment on the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

The following table summarizes the activity of goodwill:

Balance at January 1, 2014	$—
Goodwill acquired during the period	1,676

Balance at December 31, 2014	1,676
Goodwill acquired during the period	—

Balance at December 31, 2015	$1,676

12. Subsequent Event

On October 29, 2015, the Company entered into an agreement to acquire GreenHaven Commodity Services, LLC, the managing owner of the GreenHaven Continuous Commodity Index Fund (NYSE Arca: GCC), and GreenHaven Coal Services, LLC, the sponsor of the GreenHaven Coal Fund (NYSE Arca: TONS), from GreenHaven, LLC and GreenHaven Group LLC, respectively, for approximately $11,839 in cash. The transaction closed on January 4, 2016 with an effective date of January 1, 2016. The Company has retained GreenHaven Advisors, LLC as the sub-advisor to the funds to conduct portfolio management services.

In January and February 2016, the Company repurchased 3.4 million shares of its common stock under its share repurchase program for an aggregate cost of $35.6 million.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006

4.3(1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006

4.4(1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009

4.5(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009

10.1(1)	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust

10.2(2)	Amended and Restated License Agreement between WisdomTree Investments, Inc. and WisdomTree Trust dated March 1, 2012

10.3(1)	WisdomTree Investments, Inc. 2000 Performance Equity Plan

10.4(1)	WisdomTree Investments, Inc. 2001 Performance Equity Plan

10.5(1)	WisdomTree Investments, Inc. 2005 Performance Equity Plan

10.6(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 20, 2007

10.7(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 23, 2010

10.8(1)	Form of Restricted Stock Agreement (Multiple Year Vesting) for Executive Officers

10.9(1)	Form of Restricted Stock Agreement (Single Year Vesting) for Executive Officers

10.10(1)	Form of Stock Option Agreement for Executive Officers

10.11(1)	Form of Restricted Stock Agreement for Independent Directors

10.12(1)	Form of Stock Option Agreement for Independent Directors

10.13(1)	Form of Amendment dated January 26, 2009 to Existing Option Agreements between Registrant and Employees

10.14(1)	Stock Option Agreement between Registrant and Luciano Siracusano dated January 26, 2009

10.15(1)	Amendment dated March 30, 2011 to Stock Option Agreements between Registrant and Luciano Siracusano dated January 26, 2009

10.16(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Peter M. Ziemba dated as of May 24, 2011

10.17(1)	Amended and Restated Employment Agreement between WisdomTree Asset Management, Inc. and Amit Muni dated as of May 24, 2011

10.18(1)	Form of Proprietary Rights and Confidentiality Agreement

10.19(1)	Form of Indemnification Agreement for Officers and Directors

10.20(3)	Employment Agreement between WisdomTree Asset Management, Inc. and Gregory Barton dated as of October 8, 2012

Exhibit Number	Description

21.1(4)	Subsidiaries of WisdomTree Investments, Inc.

23.1(4)	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1(4)	Rule 13a-14(a) / 15d-14(a) Certifications

31.2(4)	Rule 13a-14(a) / 15d-14(a) Certifications

32.1(4)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2012.
(4)	Filed herewith.