Form 10-Q
period 2016-03-31
WisdomTree Investments, Inc.
filed 2016-05-09
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, there were 136,485,963 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2016

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$159,761	$210,070
Accounts receivable	20,701	27,576
Other current assets	3,651	2,899

Total current assets	184,113	240,545
Fixed assets, net	12,051	11,974
Investments	22,581	23,689
Deferred tax asset, net	4,717	14,071
Goodwill	3,475	1,676
Intangible asset	9,953	—
Other noncurrent assets	763	738

Total assets	$237,653	$292,693

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$12,812	$12,971
Compensation and benefits payable	5,075	28,060
Accounts payable and other liabilities	6,093	8,063

Total current liabilities:	23,980	49,094
Acquisition payable	4,687	3,942
Deferred rent payable	5,071	5,155

Total liabilities	33,738	58,191

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 136,465 and 138,415; outstanding: 134,085 and 136,794	1,365	1,384
Additional paid-in capital	225,860	257,960
Accumulated other comprehensive income/(loss)	247	(126)
Accumulated deficit	(23,557)	(24,716)

Total stockholders’ equity	203,915	234,502

Total liabilities and stockholders’ equity	$237,653	$292,693

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
ETF advisory fees	$60,615	$59,869
Other income	263	272

Total revenues	60,878	60,141
Expenses:
Compensation and benefits	15,226	19,601
Fund management and administration	10,044	10,168
Marketing and advertising	3,832	3,076
Sales and business development	2,447	1,900
Professional and consulting fees	2,835	1,463
Occupancy, communications and equipment	1,222	918
Depreciation and amortization	316	220
Third-party sharing arrangements	907	283
Acquisition contingent payment	745	257
Other	1,632	1,235

Total expenses	39,206	39,121

Income before taxes	21,672	21,020
Income tax expense	9,600	8,958

Net income	$12,072	$12,062

Net income per share—basic	$0.09	$0.09

Net income per share—diluted	$0.09	$0.09

Weighted-average common shares—basic	137,599	134,075

Weighted-average common shares—diluted	138,424	137,311

Cash dividends declared per common share	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Comprehensive income
Net income	$12,072	$12,062
Other comprehensive income/(loss)
Foreign currency translation adjustment	373	(53)

Comprehensive income	$12,445	$12,009

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$12,072	$12,062
Non-cash items included in net income:
Income tax expense	9,219	8,608
Depreciation and amortization and other	316	220
Stock-based compensation	3,503	2,344
Deferred rent	(68)	(48)
Accretion to interest income and other	9	3
Changes in operating assets and liabilities:
Accounts receivable	7,055	(6,356)
Other assets	(774)	(359)
Acquisition contingent payment	745	257
Fund management and administration payable	(199)	2,640
Compensation and benefits payable	(22,973)	(3,230)
Accounts payable and other liabilities	(2,128)	796

Net cash provided by operating activities	6,777	16,937
Cash flows from investing activities:
Purchase of fixed assets	(336)	(20)
Purchase of investments	—	(8,449)
Acquisition less cash acquired	(11,818)	—
Proceeds from the redemption of investments	1,113	808

Net cash used in investing activities	(11,041)	(7,661)
Cash flows from financing activities:
Dividends paid	(10,913)	(10,799)
Shares repurchased	(35,555)	(14,070)
Proceeds from exercise of stock options and warrants	75	2,125

Net cash used in financing activities	(46,393)	(22,744)

Increase/(decrease) in cash flow due to changes in foreign exchange rate	348	(115)

Net decrease in cash and cash equivalents	(50,309)	(13,583)
Cash and cash equivalents—beginning of year	210,070	165,284

Cash and cash equivalents—end of year	$159,761	$151,701

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,594	$350

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

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, fixed income, currency, alternative and commodity asset classes. The Company has the following operating subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the SEC providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange traded funds (“ETFs”).

•	Boost Management Limited (“BML” or “Boost”) is a Jersey based investment manager providing investment and other management services to Boost Issuer PLC (“BI”) and Boost ETPs.

•	WisdomTree Europe Limited (“WisdomTree Europe”) is a U.K. based company registered with the Financial Conduct Authority providing management and other services to BML and WisdomTree Management Limited.

•	WisdomTree Management Limited (“WTML”) is an Ireland based investment manager providing investment and other management services to WisdomTree Issuer plc (“WTI”) and WisdomTree UCITS ETFs.

•	WisdomTree Japan K. K. (“WTJ”) is a Japan based company that is registered as a Type 1 Financial Instruments Business with the Kanto Local Finance Bureau of Japan’s Ministry of Finance and serves the institutional market selling U.S. listed WisdomTree ETFs in Japan.

•	WisdomTree Commodity Services, LLC (“WTCS”) is a New York based company that serves as the managing owner and commodity pool operator of the WisdomTree Continuous Commodity Index Fund. WTCS is registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

•	WisdomTree Coal Services, LLC (“WTC”) is a New York based company that serves as the sponsor and commodity pool operator of the WisdomTree Coal Fund. WTC is registered with the CFTC and is a member of the NFA.

•	WisdomTree Asset Management Canada, Inc. (“WTAMC”) is a Canada based company that is currently applying for requisite regulatory business registrations to sponsor and distribute locally-listed ETFs.

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

Consolidation

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity. Factors considered in this analysis include whether it is a legal entity, a scope exception applies, a variable interest exists and stockholders have the power to direct the activities that most significantly impact the economic performance, as well as the equity ownership, and any related party implications of the Company’s involvement with the entity.

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

Intangible Assets

Intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value.

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

Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has licensed to WTT and WTI the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S. and Europe. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and WTT has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for certain expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At March 31, 2016 and December 31, 2015, the balance of accounts receivable from WTT was approximately $19,663 and $24,560, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenues from advisory services provided to WTT for the three months ended March 31, 2016 and 2015 was approximately $58,642 and $59,346, respectively.

At March 31, 2016 and December 31, 2015, the balance of accounts receivable from BI and WTI was approximately $578 and $487, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenues from advisory fee services provided to BI and WTI for the three months ended March 31, 2016 and 2015 was approximately $1,523 and $523, respectively.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company early adopted ASU 2015-17 effective December 31, 2015, retrospectively. Adoption resulted in a reduction of $9,279 in current assets on its Consolidated Balance Sheet at December 31, 2015.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02), which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), which has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a variable interest entity (“VIE”) and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption was permitted. The Company adopted ASU 2015-02 effective January 1, 2016. Adoption had no impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, and ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and the Company’s consolidated financial statements include their results of operations from that date. Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill. The major classes of assets and liabilities that the Company generally allocates the purchase price to, excluding goodwill, include identifiable intangible assets. The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; customer retention rates; and estimated useful lives.

Subsequent Events

The Company has evaluated subsequent events after the date of the consolidated financial statements to consider whether or not the impact of such events needed to be reflected or disclosed in the consolidated financial statements. Such evaluation was performed through the issuance date of the consolidated financial statements.

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	March 31, 2016	December 31, 2015
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$22,581	$23,689

The following table summarizes unrealized gains, losses and fair value of investments:

	March 31, 2016	December 31, 2015
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$22,581	$23,689
Gross unrealized gains	150	82
Gross unrealized losses	(193)	(609)

Fair value	$22,538	$23,162

The following table sets forth the maturity profile of investments; however, these investments may be called prior to the maturity date:

	March 31, 2016	December 31, 2015
	Held-to- Maturity	Held-to- Maturity
Due within one year	$—	$—
Due one year through five years	8,368	8,369
Due five years through ten years	2,836	3,127
Due over ten years	11,377	12,193

Total	$22,581	$23,689

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

The Company estimated the fair value of the acquisition payable to be $9,900, of which $4,687 has been recorded as of March 31, 2016 (Note 11). The fair value measurement of the acquisition payable is categorized as Level 3 and based on a predefined formula that includes the following inputs: the contractual minimum payment obligation, European AUM, the Company’s enterprise value over global AUM, and operating results of the European business.

At each reporting period, the fair value of the acquisition payable is determined using a discounted cash flows analysis. The significant unobservable inputs used in the fair value measurement as of March 31, 2016 were the projected AUM of the European listed ETPs (ranging from $1.0 billion to $6.0 billion), the projected operating results of the European business, and the discount rate (27.5%). These inputs were unchanged from December 31, 2015. Significant increases (decreases) to the projected AUM of the European listed ETPs or operating results of the European business in isolation would result in a higher (lower) fair value measurement. Significant increases (decreases) to the discount rate in isolation would be expected to result in a lower (higher) fair value measurement. During the three months ended March 31, 2016 and 2015, the Company recorded an expense of $745 and $257, which was recorded as acquisition contingent payment on the Company’s Consolidated Statements of Operations. Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.

4. Fixed Assets

The following table summarizes fixed assets:

	March 31, 2016	December 31, 2015
Equipment	$1,424	$1,258
Furniture and fixtures	2,362	2,382
Leasehold improvements	10,559	10,312
Less accumulated depreciation and amortization	(2,294)	(1,978)

Total	$12,051	$11,974

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended March 31, 2016 and 2015 were approximately $864 and $794.

Future minimum lease payments with respect to non-cancelable operating leases at March 31, 2016 were approximately as follows:

Remainder of 2016	$3,028
2017	3,621
2018	3,133
2019 and thereafter	29,926

Total	$39,708

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

6. Stock-Based Awards

The Company grants equity awards to employees and directors. Options may be issued for terms of ten years and may vest between two to four years. Options may be issued with an exercise price equal to the fair value of the Company on the date of grant. The Company estimates the fair value for options using the Black-Scholes option pricing model. All stock and option awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions.

The Company has three equity award plans, which are similar in nature (collectively, referred to as the “Plans”). Under the Plans, the Company can issue a maximum of 23,000,000 shares of common stock pursuant to stock options and other stock-based awards and also has issued from time to time stock-based awards outside the Plans. Options outstanding at March 31, 2016 expire on dates ranging from June 25, 2016 to November 15, 2021.

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2016	1,544,597	$2.62	1,620,726
Granted	—	$—	1,386,483
Exercised/vested	(69,975)	$1.07	(628,309)
Forfeitures	—	$—	—

Balance at March 31, 2016	1,474,622	$2.70	2,378,900

The Company recorded stock-based compensation expense of $3,503 and $2,344 for the three months ended March 31, 2016 and 2015, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2016
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period
Employees and directors option awards	$92	0.82
Employees and directors restricted stock awards	$29,229	2.40

7. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. For the three months ended March 31, 2016 and 2015, the Company made discretionary contributions in the amount of $452 and $391, respectively.

8. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2016	2015
Net income	$12,072	$12,062

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	137,599	134,075
Dilutive effect of common stock equivalents	825	3,236

Weighted average shares used in dilutive computation	138,424	137,311

Basic earnings per share	$0.09	$0.09
Diluted earnings per share	$0.09	$0.09

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of common stock equivalents was included in the diluted earnings per share in the three months ended March 31, 2015. There were no anti-dilutive common stock equivalents included in the calculation of diluted earnings per share for the three months ended March 31, 2016. 696 common stock equivalents were determined to be anti-dilutive and were not included in the calculation of diluted earnings per share for the three months ended March 31, 2015.

9. Income Taxes

Net operating losses – U.S.

The Company has generated net operating losses for tax purposes (“NOLs”). The following table summarizes the activity for NOLs for the three months ended March 31, 2016:

December 31, 2015	$(26,070)
U.S. GAAP pretax income	23,216
State income taxes	(49)
Income tax differences:
Temporary	(27,186)
Permanent	1,227

March 31, 2016	$(28,862)

At March 31, 2016, $17,863 of the NOLs were generated from stock-based compensation amounts recognized for tax purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price) in excess of amounts previously expensed at the date of grant for U.S. GAAP purposes. These amounts cannot be recognized as a deferred tax asset under U.S. GAAP.

A summary of the components of the gross and tax affected deferred tax asset as of March 31, 2016 is as follows:

Stock-based compensation	$7,298
Deferred rent liability	5,414
NOLs	7,879
Accrued expenses	3,242
Incentive compensation	(6,219)
Fixed assets	(5,865)
Other	220

Total U.S. deferred components	11,969
U.S. income tax rate	38.74%

U.S. tax affected	4,637

Japan	80

Total tax affected	$4,717

Net operating losses – Non-U.S.

The Company’s foreign subsidiaries generated NOLs outside the U.S. The following table summarizes the activity for these NOLs for the three months ended March 31, 2016:

December 31, 2015	$(10,746)
Foreign subsidiaries loss	(1,650)

March 31, 2016	$(12,396)

At March 31, 2016 and December 31, 2015, a deferred tax asset related to these NOLs has been fully offset by a valuation allowance of $2,381 and $2,051, respectively.

10. Shares Repurchased

On October 29, 2014, the Company’s Board of Directors authorized a three-year share repurchase program of up to $100 million. During the three months ended March 31, 2016, the Company repurchased 3,407 shares of its common stock under this program for an aggregate cost of $35,555. During the three months ended March 31, 2015, the Company repurchased 773 shares of its common stock under this program for an aggregate cost of $14,070. As of March 31, 2016, $40,329 remains under this program for future purchases.

11. Acquisitions, Goodwill and Intangible Asset

Acquisitions

Effective January 1, 2016, the Company completed the acquisition of 100% of the issued and outstanding membership interest in each of GreenHaven Commodity Services, LLC, the managing owner of the GreenHaven Continuous Commodity Index Fund, and GreenHaven Coal Services, LLC, the sponsor of the GreenHaven Coal Fund, from GreenHaven, LLC and GreenHaven Group LLC, respectively, for approximately $11.8 million in cash. As part of the acquisition, the Company recognized an intangible asset of approximately $10.0 million and goodwill of approximately $1.8 million.

The following table summarizes the purchase price allocation:

Fair value acquired:
Assets	$205
Goodwill	1,799
Intangible asset	9,953

Less: Liabilities	(132)

Total	$11,825

On April 15, 2014, the Company completed its acquisition of Boost, a U.K. and Jersey based ETP sponsor, now known as WisdomTree Europe. During the three months ended March 31, 2016 and 2015, the Company incurred $745 and $6 of compensation expense and $0 and $251 of interest expense, which represents contingent consideration due to the co-CEOs and non-employee shareholders. These amounts have both been recorded in acquisition contingent payment on the Company’s Consolidated Statements of Operations and Comprehensive Income.

Goodwill

The following table summarizes the goodwill activity during the period:

Balance at December 31, 2015	1,676
Goodwill acquired during the period	1,799

Balance at March 31, 2016	$3,475

Intangible Asset

As part of its acquisition of GreenHaven, the Company identified an intangible asset related to its customary advisory agreement with the GreenHaven ETFs for $9,953. This intangible asset was determined to have an indefinite useful life.

12. Subsequent Event

On April 27, 2016, the Board of Directors approved a $60.0 million increase to the Company’s share repurchase program and extended the term through April 27, 2019. The total authorized repurchase amount is now $100.3 million. Purchases under this program will include purchases to offset future equity grants made under the Company’s equity plans and will be made in open market or privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

Introduction

We were the eighth largest ETP sponsor in the world based on assets under management (“AUM”), with AUM of $45.1 billion globally as of March 31, 2016. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

$44.3 billion of our AUM are from our U.S. listed WisdomTree ETFs. As of March 31, 2016, we were the fifth largest sponsor of ETFs in the United States based on AUM. As the pie chart below reflects, 53% of our U.S. AUM is concentrated in European and Japanese equity exposures which hedge the Euro (trading under the symbol HEDJ) or Yen (trading under the symbol DXJ) against the U.S. dollar. The weakening of the U.S. dollar against the Euro or Yen or negative sentiment towards these two markets is likely to have an adverse effect on our results.

Market Environment

The first quarter of 2016 was a challenging market environment. A rebound in oil prices, easy monetary policy and better-than-expected U.S. economic data left major equity market indexes with gains for the quarter despite significant volatility and losses from the first six weeks of the year, when stocks fell sharply amid concerns about the global economy and an unclear course for the world’s central banks. The S&P 500 rose 1.3%, MSCI EAFE (local currency) fell 6.5% and MSCI Emerging Markets Index (U.S. dollar) rose 5.7%. In addition, Europe and Japan equity markets were significantly out of favor with MSCI EMU Index falling 6.6% and MSCI Japan Index falling 12.7% in local currency terms. The U.S. dollar also weakened significantly against other major currencies in the first quarter with the Bloomberg Dollar Spot Index declining 4.1%.

As a result of the volatility, ETF industry flows were muted. The following charts reflect the U.S. ETF industry net flows in total and net inflows/(outflows) by broad category:

Source: Investment Company Institute, WisdomTree

As the charts above reflect, industry flows for the first quarter of 2016 were $31.9 billion. Fixed Income and Gold ETFs gathered the majority of the flows.

Our Operating and Financial Results

The following charts reflect the net flows into and from our U.S. listed ETFs:

We had outflows of $5.4 billion in the first quarter of 2016 primarily due to the negative sentiment to our two largest exposures due to the factors described above. This negative sentiment led to outflows in Europe and Japan focused ETFs for both us and our competitors’ products. Our U.S. listed AUM declined from $55.8 billion as of March 31, 2015 to $44.3 billion as of March 31, 2016 primarily due to the outflows and $2.2 billion of negative market movement.

Despite these challenges, we generated solid financial results as reflected in the chart below:

•	Revenues – We recorded revenues of $60.9 million in the first quarter of 2016, essentially unchanged from the first quarter of last year as higher revenues from our European listed products offset lower average AUM from our U.S. listed ETFs.

•	Expenses – Total expenses were also unchanged from the first quarter of last year primarily due to lower accrued incentive compensation offset by other cost increases.

•	Net income – Net income was essentially unchanged at $12.1 million as compared to the first quarter of last year.

Acquisition of GreenHaven

Effective January 1, 2016, we completed our acquisition of 100% of the issued and outstanding membership interest in each of GreenHaven Commodity Services, LLC, the managing owner of the GreenHaven Continuous Commodity Index Fund, and GreenHaven Coal Services, LLC, the sponsor of the GreenHaven Coal Fund, from GreenHaven, LLC and GreenHaven Group LLC, respectively, for approximately $11.8 million in cash. As part of the acquisition, we recognized an intangible asset of approximately $10.0 million and goodwill of approximately $1.8 million.

Increase in Share Repurchase Authorization

On April 27, 2016, our Board of Directors approved a $60.0 million increase to our share repurchase program and extended the term through April 27, 2019. The total authorized repurchase amount is now $100.3 million. Purchases under this program will include purchases to offset future equity grants made under our equity plans and will be made in open market or privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice.

Expanding Footprint into Canada and Japan

In February 2016, we formally commenced operations in Japan to sell our ETFs to the institutional investor market.

In April 2016, we announced plans to launch locally-listed ETFs in Canada. We have established an office in Toronto, Canada and pending Canadian regulatory approval, we will sponsor and distribute a select range of locally-listed ETFs.

Industry Developments

On April 6, 2016, the Department of Labor (DOL) published its final rule to address conflicts of interest in retirement advice, commonly referred to as the Fiduciary Rule. When financial professionals are governed by a suitability standard in recommending investments to their clients, we believe that ETFs are competitive with traditional investment products. To the extent the fiduciary standard replaces the suitability standard with respect to investments governed by the Employee Retirement Income Security Act (ERISA), we believe that ETFs’ competitiveness generally will increase due to the inherent benefits of ETFs – transparency and liquidity.

Additionally, while the shift toward fee-based models continues to take hold in the U.S. market, regulatory initiatives in international markets are accelerating this trend in new markets. The Retail Distribution Review (RDR) in the United Kingdom and Client Relationship Model, Phase 2 (CRM2) in Canada are two such examples. We believe regulations that discourage a commission model and mandate transparency of fees are conducive for ETF growth.

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

	Three Months Ended March 31,
(in thousands)	2016	2015
GAAP total revenue	$60,878	$60,141
Fund management and administration	(10,044)	(10,168)
Third-party sharing arrangements	(907)	(283)

Gross margin	$49,927	$49,690

Gross margin percentage	82.0%	82.6%

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
U.S. Listed ETFs
Total ETFs (in millions)
Beginning of period assets	$51,639	$53,047	$39,281
Assets acquired	225	—	—
Inflows/(outflows)	(5,359)	(2,601)	13,520
Market appreciation/(depreciation)	(2,249)	1,193	2,957

End of period assets	$44,256	$51,639	$55,758

Average assets during the period	$45,475	$56,603	$46,391
ETF Industry and Market Share (in billions)
ETF industry net inflows	$31.9	$90.8	$55.5
WisdomTree market share of industry inflows	n/a	n/a	24.4%
International Hedged Equity ETFs (in millions)
Beginning of period assets	$33,311	$34,608	$17,760
Inflows/(outflows)	(5,396)	(1,997)	13,440
Market appreciation/(depreciation)	(2,775)	700	2,725

End of period assets	$25,140	$33,311	$33,925

Average assets during the period	$27,846	$37,577	$24,559

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
U.S. Equity ETFs (in millions)
Beginning of period assets	$8,603	$8,247	$9,390
Inflows/(outflows)	(8)	(14)	294
Market appreciation	371	370	64

End of period assets	$8,966	$8,603	$9,748

Average assets during the period	$8,225	$8,733	$9,770
International Developed Equity ETFs (in millions)
Beginning of period assets	$4,525	$4,394	$3,988
Inflows/(outflows)	160	(56)	188
Market appreciation/(depreciation)	(32)	187	147

End of period assets	$4,653	$4,525	$4,323

Average assets during the period	$4,304	$4,592	$4,111
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$3,825	$4,288	$6,187
Outflows	(171)	(418)	(165)
Market appreciation/(depreciation)	149	(45)	46

End of period assets	$3,803	$3,825	$6,068

Average assets during the period	$3,476	$4,264	$6,147
Fixed Income ETFs (in millions)
Beginning of period assets	$799	$794	$1,152
Inflows/(outflows)	(14)	9	(210)
Market appreciation/(depreciation)	43	(4)	(38)

End of period assets	$828	$799	$904

Average assets during the period	$788	$810	$1,018
Alternative Strategy ETFs (in millions)
Beginning of period assets	$208	$211	$205
Assets Acquired	225	—	—
Inflows/(outflows)	5	(4)	17
Market appreciation	2	1	3

End of period assets	$440	$208	$225

Average assets during the period	$432	$207	$215
Currency ETFs (in millions)
Beginning of period assets	$368	$505	$599
Inflows/(outflows)	65	(121)	(44)
Market appreciation/(depreciation)	(7)	(16)	10

End of period assets	$426	$368	$565

Average assets during the period	$404	$420	$571
Average ETF assets during the period
International hedged equity ETFs	61%	66%	53%
U.S. equity ETFs	18%	15%	21%
International developed equity ETFs	9%	8%	9%
Emerging markets equity ETFs	8%	8%	14%
Fixed income ETFs	2%	2%	2%
Currency ETFs	1%	1%	1%
Alternative strategy ETFs	1%	0%	0%

Total	100%	100%	100%

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Average ETF advisory fee during the period
Alternative strategy ETFs	0.88%	0.94%	0.95%
Emerging markets equity ETFs	0.71%	0.71%	0.71%
International developed equity ETFs	0.56%	0.56%	0.56%
International hedged equity ETFs	0.54%	0.54%	0.53%
Currency ETFs	0.50%	0.50%	0.50%
Fixed income ETFs	0.49%	0.51%	0.52%
U.S. equity ETFs	0.35%	0.35%	0.35%

Blended total	0.52%	0.52%	0.52%

Number of ETFs—end of the period
International hedged equity ETFs	23	19	13
International developed equity ETFs	20	20	17
U.S. equity ETFs	15	15	13
Fixed income ETFs	13	13	11
Emerging markets equity ETFs	9	9	8
Alternative strategy ETFs	7	4	2
Currency ETFs	6	6	6

Total	93	86	70

European Listed ETPs
Total ETPs (in thousands)
Beginning of period assets	$437,934	$431,259	$165,018
Inflows	123,461	153,023	145,381
Market depreciation	(73,326)	(146,348)	(21,598)

End of period assets	$488,069	$437,934	$288,801

Average assets during the period	428,857	445,162	220,479
Average ETP advisory fee during the period	0.84%	0.85%	0.81%
Number of ETPs – end of period	67	64	57
Total UCITS ETFS (in thousands)
Beginning of period assets	$335,938	$264,452	16,179
Inflows	69,878	52,271	28,851
Market appreciation/(depreciation)	(8,915)	19,215	816

End of period assets	$396,901	$335,938	45,846

Average assets during the period	356,814	277,128	29,708
Average ETP advisory fee during the period	0.47%	0.45%	0.40%
Number of ETPs – end of period	22	19	6
U.S. headcount	146	137	109
Non-U.S. headcount	45	40	27

Note: Previously issued statistics may be restated due to trade adjustments.

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

	Three Months Ended March 31,		Change	Percent Change
	2016	2015
U.S. listed-Average assets under management (in millions)	$45,475	$46,391	$(916)	(2.0)%
U.S. listed-Average ETF advisory fee	0.52%	0.52%	—	—
Advisory fees (in thousands)	$60,615	$59,869	$746	1.2%
Other income (in thousands)	263	272	(9)	(3.3)%

Total revenues (in thousands)	$60,878	$60,141	$(737)	1.2%

Advisory fees

Advisory fees revenues increased 1.2% from $59.9 million in the three months ended March 31, 2015 to $60.6 million in the comparable period in 2016 as higher revenues from our European listed products offset declines in our U.S. listed ETFs due to lower average AUM. Our average advisory fee for our U.S. listed ETFs remained at 0.52%.

Other income

Other income was essentially unchanged at $0.3 million.

Expenses

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2016	2015
Compensation and benefits	$15,226	$19,601	$(4,375)	(22.3)%
Fund management and administration	10,044	10,168	(124)	(1.2)%
Marketing and advertising	3,832	3,076	756	24.6%
Sales and business development	2,447	1,900	547	28.8%
Professional and consulting fees	2,835	1,463	1,372	93.8%
Occupancy, communications and equipment	1,222	918	304	33.1%
Depreciation and amortization	316	220	96	43.6%
Third-party sharing arrangements	907	283	624	220.5%
Acquisition contingent payment	745	257	488	189.9%
Other	1,632	1,235	397	32.1%

Total expenses	$39,206	$39,121	$85	0.2%

	Three Months Ended March 31,
As a Percent of Revenues:	2016	2015
Compensation and benefits	25.0%	32.6%
Fund management and administration	16.5%	16.8%
Marketing and advertising	6.3%	5.1%
Sales and business development	4.0%	3.2%
Professional and consulting fees	4.7%	2.4%
Occupancy, communications and equipment	2.0%	1.5%
Depreciation and amortization	0.5%	0.4%
Third-party sharing arrangements	1.5%	0.5%
Acquisition contingent payment	1.2%	0.4%
Other	2.7%	2.1%

Total expenses	64.4%	65.0%

Compensation and benefits

Compensation and benefits expense decreased 22.3% from $19.6 million in the three months ended March 31, 2015 to $15.2 million in the comparable period in 2016. Lower accrued incentive compensation relating to outflows we experienced in the quarter was partly offset by higher headcount related expenses to support our growth, higher stock-based compensation due to equity awards we granted as part of 2015 incentive compensation and seasonally higher payroll taxes due to bonus payments in the quarter. Our global headcount was 136 at March 31, 2015 compared to a global headcount of 191 at March 31, 2016.

Fund management and administration

Fund management and administration expense decreased 1.2% from $10.2 million in the three months ended March 31, 2015 to $10.0 million in the comparable period in 2016 primarily due to lower costs for our U.S. listed ETFs because of lower average AUM partially offset by additional European listed fund launches. We had 70 U.S. listed ETFs and 63 European listed products at March 31, 2015 compared to 93 U.S. listed ETFs and 89 European listed products at March 31, 2016.

Marketing and advertising

Marketing and advertising expense increased 24.6% from $3.1 million in the three months ended March 31, 2015 to $3.8 million in the comparable period in 2016 primarily due to planned higher levels of advertising related activities to support our growth.

Sales and business development

Sales and business development expense increased 28.8% from $1.9 million in the three months ended March 31, 2015 to $2.4 million in the comparable period in 2016 primarily due to planned higher spending for sales related activities and product development initiatives.

Professional and consulting fees

Professional and consulting fees increased 93.8% from $1.5 million in the three months ended March 31, 2015 to $2.8 million in the comparable period in 2016 primarily due to higher corporate consulting related expenses as well as advisory fees associated with our acquisition of the GreenHaven ETFs.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 33.1% from $0.9 million in the three months ended March 31, 2015 to $1.2 million in the comparable period in 2016 primarily due to technology equipment spending initiatives and higher occupancy costs for our London office.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at approximately $0.3 million as compared to the three months ended March 31, 2015.

Third-party sharing arrangements

Third-party sharing arrangements increased 220.5% from $0.3 million in the three months ended March 31, 2015 to $0.9 million for the comparable period in 2016 primarily due to higher fees to our third party marketing agent in Latin America.

Acquisition contingent payment

Acquisition contingent payment expense increased 189.9% from $0.3 million in the three months ended March 31, 2015 to $0.7 million in the comparable period in 2016. This expense represents the change in the estimated fair value of the buyout obligation we have to the former shareholders of our European ETP business, which we acquired in April 2014. The buyout obligation is based on a formula that takes into account the AUM in the business, its profitability levels and the trading multiple of our common stock.

Other

Other expense increased 32.1% from $1.2 million in the three months ended March 31, 2015 to $1.6 million in the comparable period in 2016 primarily due to higher general and administrative expenses.

Income tax

Income tax expense was $9.6 million in the three months ended March 31, 2016. The effective tax rate on our U.S. listed ETF business was approximately 40% in the first quarter. Our overall effective tax rate was 44.3% due to the non-deductibility of losses in our European ETP business. These losses may be recognized in the future after the European business is profitable.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2016	December 31, 2015
Balance Sheet Data (in thousands):
Cash and cash equivalents	$159,761	$210,070
Investments	$22,581	$23,689
Accounts receivable	$20,701	$27,576
Total liabilities	$33,738	$58,191

	Three Months Ended March 31,
	2016	2015
Cash Flow Data (in thousands):
Operating cash flows	$6,777	$16,937
Investing cash flows	(11,041)	(7,661)
Financing cash flows	(46,393)	(22,744)
Foreign exchange rate effect	348	(115)

Decrease in cash and cash equivalents	$(50,309)	$(13,583)

Liquidity

We consider our available liquidity to be our liquid assets less our liabilities. Liquid assets consist of cash and cash equivalents, accounts receivable and investments. We account for investments as held-to-maturity securities and have the intention and ability to hold to maturity. However, if needed, such investments could be redeemed for liquidity. Cash and cash equivalents include cash on hand and non-interest-bearing and interest-bearing deposits with financial institutions. Accounts receivable primarily represents receivables from advisory fees we earn from our ETPs. Investments represent debt instruments of U.S. government and agency securities. Our liabilities consist primarily of payments owed to vendors and third parties in the normal course of business as well as accrued year end incentive compensation for employees.

Cash and cash equivalents decreased by $50.3 million in the first three months of 2016 to $159.8 million at March 31, 2016 primarily due to $23.0 million of cash payments related to bonuses for 2015, $10.9 million used for our quarterly dividend, $35.6 million used to repurchase shares of our common stock and $11.8 million for our acquisition of GreenHaven.

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

Use of Capital

Our business does not require us to maintain a significant cash position. As a result, we expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. As part of our capital management, we maintain a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase up to $100.3 million of our common stock over three years, including purchases to offset future equity grants made under our equity plans. During the first quarter of 2016, we repurchased 3.4 million shares of our common stock under the repurchase program for an aggregate cost of $35.6 million.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of March 31, 2016:

		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$39,708	$3,028	$6,754	$8,625	$21,301
Acquisition payable	9,900	—	4,950	4,950	—

Total	$49,608	$3,028	$11,704	$13,575	$21,301

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company early adopted ASU 2015-17 effective December 31, 2015, retrospectively. Adoption resulted in a reduction of $9,279 in current assets on our Consolidated Balance Sheet at December 31, 2015.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02), which amends the consolidation guidance in ASC 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), which has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a variable interest entity (“VIE”) and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption was permitted. The Company adopted ASU 2015-02 effective January 1, 2016. Adoption had no impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, and ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

Fluctuations in the value of these securities are common and are generated by numerous factors such as market volatility, the overall economy, inflation, changes in investor strategies and sentiment, availability of alternative investment vehicles, government regulations and others. Accordingly, changes in any one or a combination of these factors may reduce the value of investment securities and, in turn, the underlying AUM on which our revenues are earned. These declines may cause investors to withdraw funds from our ETPs in favor of investments that they perceive as offering greater opportunity or lower risk, thereby compounding the impact on our revenues. We believe challenging and volatile market conditions will continue to be present in the foreseeable future.

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $182.3 million and $233.8 million as of March 31, 2016 and December 31, 2015, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Exchange Rate Risk

As a result of our operations in Europe and Japan, we now operate globally and are subject to currency translation exposure on the results of our non-U.S. operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. We generate the vast majority of our revenues and expenses in the U.S. dollar and expect to do so for some time. We do not anticipate that changes in exchange rates, predominantly the British pound or Euro, as they relate to translating functional currency to our reporting currency, will have a material impact on our financial condition, operating results or cash flows. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may look to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the information set forth in this Report, as well as the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2016 to January 31, 2016	262,793	$$11.96	262,793
February 1, 2016 to February 29, 2016	3,144,512	$$10.31	3,144,512
March 1, 2016 to March 31, 2016	—	$—	—

Total	3,407,305	$$10.43	3,407,305	$40,329

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100 million. During the three months ended March 31, 2016, we repurchased 3,407,305 shares of our common stock under this program for an aggregate cost of $35.6 million. As of March 31, 2016, $40.3 million remained under this program for future purchases. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019. The total authorized repurchase amount is now $100.3 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Reference Exhibit No.

3.1 (1)	Amended and Restated Certificate of Incorporation	3.1

3.2 (1)	Amended and Restated Bylaws	3.2

4.1 (1)	Specimen Common Stock Certificate	4.1

4.2 (1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006	4.2

4.3 (1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006	4.3

4.4 (1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009	4.4

4.5 (1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009	4.5

10.1 (2)	Employment Agreement between WisdomTree Asset Management, Inc. and Kurt MacAlpine dated May 1, 2015

31.1 (2)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (2)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (2)	Section 1350 Certification

101 (2)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on June 30, 2011.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of May 2016.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer and President (Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)