Form 10-Q
period 2016-06-30
WisdomTree Investments, Inc.
filed 2016-08-09
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016, there were 136,580,647 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2016

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$174,914	$210,070
Investments	3,088	—
Accounts receivable	17,939	27,576
Other current assets	4,659	2,899

Total current assets	200,600	240,545
Fixed assets, net	12,062	11,974
Investments	15,615	23,689
Deferred tax asset, net	5,356	14,071
Goodwill	3,475	1,676
Intangible asset	9,953	—
Other noncurrent assets	763	738

Total assets	$247,824	$292,693

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$13,183	$12,971
Compensation and benefits payable	7,531	28,060
Acquisition payable	7,194	—
Accounts payable and other liabilities	7,123	8,063

Total current liabilities:	35,031	49,094
Acquisition payable	—	3,942
Deferred rent payable	5,015	5,155

Total liabilities	40,046	58,191

Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued: 136,578 and 138,415; outstanding: 134,146 and 136,794	1,366	1,384
Additional paid-in capital	236,444	257,960
Accumulated other comprehensive income/(loss)	794	(126)
Accumulated deficit	(30,826)	(24,716)

Total stockholders’ equity	207,778	234,502

Total liabilities and stockholders’ equity	$247,824	$292,693

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Advisory fees	$55,931	$81,320	$116,546	$141,189
Other income	50	239	313	511

Total revenues	55,981	81,559	116,859	141,700
Expenses:
Compensation and benefits	14,343	18,669	29,569	38,270
Fund management and administration	10,621	11,208	20,665	21,376
Marketing and advertising	4,566	3,628	8,398	6,704
Sales and business development	3,834	2,076	6,281	3,976
Professional and consulting fees	1,365	1,604	4,200	3,067
Occupancy, communications and equipment	1,241	943	2,463	1,861
Depreciation and amortization	330	223	646	443
Third-party sharing arrangements	709	497	1,616	780
Acquisition payment	5,993	264	6,738	521
Other	1,823	1,509	3,455	2,744

Total expenses	44,825	40,621	84,031	79,742

Income before taxes	11,156	40,938	32,828	61,958
Income tax expense	7,505	16,766	17,105	25,724

Net income	$3,651	$24,172	$15,723	$36,234

Net income per share—basic	$0.03	$0.18	$0.11	$0.27

Net income per share—diluted	$0.03	$0.18	$0.11	$0.26

Weighted-average common shares—basic	136,503	135,895	137,051	134,990

Weighted-average common shares—diluted	137,274	137,951	137,849	137,620

Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive income
Net income	$3,651	$24,172	$15,723	$36,234
Other comprehensive income/(loss)
Foreign currency translation adjustment	547	(69)	920	(122)

Comprehensive income	$4,198	$24,103	$16,643	$36,112

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$15,723	$36,234
Non-cash items included in net income:
Income tax expense	15,490	25,218
Depreciation and amortization	646	443
Stock-based compensation	7,270	4,952
Deferred rent	(115)	(70)
Accretion to interest income and other	(34)	6
Changes in operating assets and liabilities:
Accounts receivable	9,561	(10,318)
Other assets	(1,889)	(2,279)
Acquisition payable	3,295	521
Fund management and administration payable	240	3,219
Compensation and benefits payable	(20,481)	7,290
Accounts payable and other liabilities	(710)	316

Net cash provided by operating activities	28,996	65,532
Cash flows from investing activities:
Purchase of fixed assets	(599)	(364)
Purchase of investments	—	(8,449)
Acquisition less cash acquired	(11,818)	—
Proceeds from the redemption of investments	5,025	1,187

Net cash used in investing activities	(7,392)	(7,626)
Cash flows from financing activities:
Dividends paid	(21,833)	(21,794)
Shares repurchased	(35,654)	(15,264)
Proceeds from exercise of stock options	104	3,293

Net cash used in financing activities	(57,383)	(33,765)

Increase/(decrease) in cash flows due to changes in foreign exchange rate	623	(153)

Net (decrease)/increase in cash and cash equivalents	(35,156)	23,988
Cash and cash equivalents—beginning of period	210,070	165,284

Cash and cash equivalents—end of period	$174,914	$189,272

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,748	$356

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

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, fixed income, currency, alternative and commodity asset classes. The Company has the following operating subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the SEC providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange traded funds (“ETFs”).

•	Boost Management Limited (“BML” or “Boost”) is a Jersey based investment manager providing investment and other management services to Boost Issuer PLC (“BI”) and Boost ETPs.

•	WisdomTree Europe Limited (“WisdomTree Europe”) is a U.K. based company registered with the Financial Conduct Authority providing management and other services to BML and WisdomTree Management Limited.

•	WisdomTree Management Limited (“WTML”) is an Ireland based investment manager providing investment and other management services to WisdomTree Issuer plc (“WTI”) and WisdomTree UCITS ETFs.

•	WisdomTree Japan Inc. (“WTJ”) is a Japan based company that is registered with Japan’s Ministry of Finance and serves the institutional market selling U.S. listed WisdomTree ETFs in Japan.

•	WisdomTree Commodity Services, LLC (“WTCS”) is a New York based company that serves as the managing owner and commodity pool operator of the WisdomTree Continuous Commodity Index Fund. WTCS is registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

•	WisdomTree Coal Services, LLC (“WTC”) is a New York based company that serves as the sponsor and commodity pool operator of the WisdomTree Coal Fund. WTC is registered with the CFTC and is a member of the NFA.

•	WisdomTree Asset Management Canada, Inc. (“WTAMC”) is a Canada based investment fund manager registered with the Ontario Securities Commission providing fund management services to locally-listed WisdomTree ETFs.

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

The Board of Trustees and Board of Directors of WTT, BI and WTI, respectively, are separate from the Board of Directors of the Company. The respective Trustees and Directors of WTT, BI and WTI, as applicable, are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs, Boost ETPs and the WisdomTree UCITS ETFs for the benefit of the WisdomTree ETF, Boost ETP and the WisdomTree UCITS ETF shareholders, respectively, and have contracted with the Company to provide for general management and administration services. The Company, in turn, has contracted with third parties to provide the majority of these administration services. In addition, certain officers of the Company provide general management services for WTT, BI and WTI.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial condition, results of operations, and cash flows for the periods presented. The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries.

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

Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with WTT and WisdomTree ETFs. Under these agreements, the Company has licensed to WTT and WTI the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S. and Europe. The Trustees are primarily responsible for overseeing the management and affairs of the WisdomTree ETFs and the Trust for the benefit of the WisdomTree ETF shareholders and WTT has contracted with the Company to provide for general management and administration of WTT and the WisdomTree ETFs. The Company is also responsible for certain expenses of WTT, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses, which is included in fund management and administration on the Company’s Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by WTT upon notice. Certain officers of the Company also provide general management oversight of WTT; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Trustees. At June 30, 2016 and December 31, 2015, the balance of accounts receivable from WTT was approximately $16,756 and $24,560, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenues from advisory services provided to WTT for the three months ended June 30, 2016 and 2015 were approximately $53,587 and $80,409, respectively, and for the six months ended June 30, 2016 and 2015 were approximately $112,229 and $139,755, respectively.

At June 30, 2016 and December 31, 2015, the balance of accounts receivable from BI and WTI was approximately $651 and $487, respectively, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenues from advisory fee services provided to BI and WTI for the three months ended June 30, 2016 and 2015 were approximately $1,870 and $911, respectively, and for the six months ended June 30, 2016 and 2015 were approximately $3,393 and $1,434 respectively.

At June 30, 2016, the balance of accounts receivable from WTCS and WTC was approximately $162, which is included as a component of accounts receivable on the Company’s Consolidated Balance Sheets. Revenues from advisory fee services provided to WTCS and WTC for the three and six months ended June 30, 2016 were approximately $474 and $924, respectively.

Third-Party Sharing Arrangements

The Company pays a percentage of its advisory fee revenues based on incremental growth in AUM, subject to caps or minimums, to marketing agents to sell WisdomTree ETFs and for including WisdomTree ETFs on third party customer platforms.

Segment, Geographic and Customer Information

The Company operates as a single business segment as an ETP sponsor and asset manager providing investment advisory services. Substantially all of the Company’s revenues, pretax income and assets are derived or located in the U.S. The Company maintains operations in Europe, Japan and Canada.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and accounting for and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

3. Investments and Fair Value Measurements

The following table is a summary of the Company’s investments:

	June 30, 2016	December 31, 2015
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$18,703	$23,689

The following table summarizes unrealized gains, losses and fair value of investments:

	June 30, 2016	December 31, 2015
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$18,703	$23,689
Gross unrealized gains	110	82
Gross unrealized losses	(129)	(609)

Fair value	$18,684	$23,162

The following table sets forth the maturity profile of investments; however, these investments may be called prior to the maturity date:

	June 30, 2016	December 31, 2015
	Held-to- Maturity	Held-to- Maturity
Due within one year	$3,088	$—
Due one year through five years	5,280	8,369
Due five years through ten years	2,361	3,127
Due over ten years	7,974	12,193

Total	$18,703	$23,689

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

As of December 31, 2015, the Company estimated the fair value of the acquisition payable to be $9,900. The fair value measurement of the acquisition payable was categorized as Level 3 and based on a predefined formula that included the following inputs: the contractual minimum payment obligation, European AUM, the Company’s enterprise value over global AUM, and operating results of the European business. At each reporting period through May 2016 (See Note 10), the fair value of the acquisition payable was determined using a discounted cash flows analysis. The significant unobservable inputs used in the fair value measurement were the projected AUM of the European listed ETPs (ranging from $1,000,000 to $6,000,000), the projected operating results of the European business, and the discount rate (27.5%). Significant increases (decreases) to the projected AUM of the European listed ETPs or operating results of the European business in isolation would have resulted in a higher (lower) fair value measurement. Significant increases (decreases) to the discount rate in isolation resulted in a lower (higher) fair value measurement.

4. Fixed Assets

The following table summarizes fixed assets:

	June 30, 2016	December 31, 2015
Equipment	$1,680	$1,258
Furniture and fixtures	2,412	2,382
Leasehold improvements	10,616	10,312
Less accumulated depreciation and amortization	(2,646)	(1,978)

Total	$12,062	$11,974

5. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended June 30, 2016 and 2015 were approximately $904 and $829, and for the six months ended June 30, 2016 and 2015 were approximately $1,768 and $1,623.

Future minimum lease payments with respect to non-cancelable operating leases at June 30, 2016 were approximately as follows:

Remainder of 2016	$2,073
2017	3,760
2018	3,235
2019	2,961
2020 and thereafter	26,952

Total	$38,981

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

6. Stock-Based Awards

The Company grants equity awards to employees and directors. Options may be issued for a term of ten years, may vest after at least one year and have an exercise price equal to the fair value of the Company on the date of grant. The Company estimates the fair value for options using the Black-Scholes option pricing model. All stock and option awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions.

On June 20, 2016, the Company’s stockholders approved a new equity award plan under which the Company can issue up to 10,000,000 shares of common stock (less one share for every share granted under prior plans since March 31, 2016 and inclusive of shares available under the prior plans as of March 31, 2016) in the form of stock options and other stock-based awards. The Company also has issued from time to time stock-based awards outside a plan. Options outstanding at June 30, 2016 expire on dates ranging from January 1, 2017 to November 15, 2021.

A summary of options and restricted stock activity is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at January 1, 2016	1,544,597	$2.62	1,620,726
Granted	—	$—	1,484,484
Exercised/vested	(96,850)	$1.07	(670,294)
Forfeitures	—	$—	(2,850)

Balance at June 30, 2016	1,447,747	$2.73	2,432,066

A summary of stock-based compensation expense is as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$3,767	$2,608	$7,270	$4,952

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2016
	Unrecognized Stock-Based Compensation	Average Remaining Vesting Period
Employees and directors option awards	$64	0.58
Employees and directors restricted stock awards	$26,517	2.15

7. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(shares in thousands)		(shares in thousands)
Net income	$3,651	$24,172	$15,723	$36,234

Shares of common stock and common stock equivalents:
Weighted averages shares used in basic computation	136,503	135,895	137,051	134,990
Dilutive effect of common stock equivalents	771	2,056	798	2,630

Weighted averages shares used in dilutive computation	137,274	137,951	137,849	137,620

Basic earnings per share	$0.03	$0.18	$0.11	$0.27
Dilutive earnings per share	$0.03	$0.18	$0.11	$0.26

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. The dilutive effect of common stock equivalents was included in the diluted earnings per share in the three and six months ended June 30, 2016 and 2015, respectively. There were no anti-dilutive common stock equivalents for the three and six months ended June 30, 2016. 84,215 and 548,000 common stock equivalents were determined to be anti-dilutive and were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2015.

8. Income Taxes

Net operating losses – U.S.

The Company has generated net operating losses for tax purposes (“NOLs”). The following table summarizes the activity for NOLs for the six months ended June 30, 2016:

December 31, 2015	$(26,070)
U.S. GAAP pretax income	37,534
State income taxes	(718)
Impact of 382 limit	(3,324)
Income tax differences:
Temporary	(21,937)
Permanent	6,832

June 30, 2016	$(7,683)

During the quarter ended June 30, 2016, the remaining balance of $17,863 of NOLs that were generated from stock-based compensation amounts recognized for tax purposes at the time options are exercised (at the intrinsic value) or restricted stock is vested (at fair value of the share price) in excess of amounts previously expensed at the date of grant for U.S. GAAP purposes were utilized to reduce the Company’s tax liability with a corresponding credit to additional paid-in capital.

A summary of the components of the gross and tax affected deferred tax asset as of June 30, 2016 is as follows:

Stock-based compensation	$9,899
Deferred rent liability	5,366
NOLs	4,195
Accrued expenses	5,050
Incentive compensation	(5,330)
Fixed assets	(5,865)
Other	(104)

Total U.S. deferred components	13,211
U.S. income tax rate	38.74%

U.S. tax affected	5,118

Japan	238

Total tax affected	$5,356

Net operating losses – Non-U.S.

The Company’s foreign subsidiaries generated NOLs outside the U.S. The following table summarizes the activity for these NOLs for the six months ended June 30, 2016:

December 31, 2015	$(10,746)
Foreign subsidiaries loss	(4,994)

June 30, 2016	$(15,740)

At June 30, 2016 and December 31, 2015, a deferred tax asset related to these NOLs has been fully offset by a valuation allowance of $2,983 and $2,051, respectively.

9. Shares Repurchased

On October 29, 2014, the Company’s Board of Directors authorized a three-year share repurchase program of up to $100,000. On April 27, 2016, the Board of Directors approved a $60,000 increase to the Company’s share repurchase program and extended the term through April 27, 2019. Purchases under this program will include purchases to offset future equity grants made under the Company’s equity plans and will be made in open market or privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice. Shares repurchased under this program will be returned to the status of authorized and unissued on the Company’s books and records.

During the three months ended June 30, 2016, the Company repurchased 8,018 shares of its common stock under this program for an aggregate cost of $99. During the three months ended June 30, 2015, the Company repurchased 62,470 shares of its common stock under this program for an aggregate cost of $1,195.

During the six months ended June 30, 2016, the Company repurchased 3,415,323 shares of its common stock under this program for an aggregate cost of $35,654. During the six months ended June 30, 2015, the Company repurchased 835,106 shares of its common stock under this program for an aggregate cost of $15,264. As of June 30, 2016, $100,230 remains under this program for future purchases.

10. Acquisitions, Goodwill and Intangible Asset

Acquisitions

GreenHaven

Effective January 1, 2016, the Company completed the acquisition of 100% of the issued and outstanding membership interest in each of GreenHaven Commodity Services, LLC, the managing owner of the GreenHaven Continuous Commodity Index Fund, and GreenHaven Coal Services, LLC, the sponsor of the GreenHaven Coal Fund, from GreenHaven, LLC and GreenHaven Group LLC, respectively, for approximately $11,800 in cash. As part of the acquisition, the Company recognized an intangible asset of approximately $10,000 and goodwill of approximately $1,800, which is deductible for tax purposes.

The following table summarizes the purchase price allocation:

Fair value acquired:
Assets	$205
Goodwill	1,799
Intangible asset	9,953

Less: Liabilities	(132)

Total	$11,825

Boost

In April 2014, the Company expanded into Europe through a 75% majority investment in U.K. based ETP sponsor Boost, with an obligation to buy out the remaining minority investment in four years. In May 2016, the Company accelerated the buyout and completed the purchase of the remaining minority stake. As a result, the Company recognized $5,993 of expense as an acquisition payment on the Company’s Consolidated Statements of Operations to reflect the purchase and other related expenses.

Goodwill

The following table summarizes the goodwill activity during the period:

Balance at December 31, 2015	1,676
Goodwill acquired during the period	1,799

Balance at June 30, 2016	$3,475

Intangible Asset

As part of its acquisition of GreenHaven, the Company identified an intangible asset related to its customary advisory agreement with the GreenHaven ETFs for $9,953. This intangible asset was determined to have an indefinite useful life, which is deductible for tax purposes.

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

Executive Summary

Introduction

We were the ninth largest ETP sponsor in the world based on assets under management (“AUM”), with AUM of $39.0 billion globally as of June 30, 2016. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

Through our operating subsidiaries in the U.S., Europe, Japan and Canada, we provide investment advisory and other management services, collectively offering ETPs covering equity, fixed income, currency, alternatives and commodity asset classes. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETPs’ average daily AUM. Our expenses are predominantly related to selling, operating and marketing our ETPs. We have contracted with third parties to provide certain operational services for the ETPs. We distribute our ETPs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers primarily through our sales force. Our sales efforts are not directed towards the retail segment but rather are directed towards financial or investment advisers that act as intermediaries between the end-client and us.

$38.0 billion of our AUM are from our U.S. listed WisdomTree ETFs. As of June 30, 2016, we were the sixth largest sponsor of ETFs in the U.S. based on AUM. As the pie chart below reflects, 46% of our U.S. AUM is concentrated in European and Japanese equity exposures which hedge the Euro (trading under the symbol HEDJ) or Yen (trading under the symbol DXJ) against the U.S. dollar. The weakening of the U.S. dollar against the Euro or Yen or negative sentiment towards these two equity markets is likely to have an adverse effect on our results.

Market Environment

The challenging markets faced in the first quarter of 2016 carried into the second quarter. Global stocks rose modestly in a volatile quarter marked by concerns about worldwide economic growth. An expectation of continued easy monetary policy by central banks continued a bond rally. Rising oil and gold prices fueled gains in the commodity sector. Stocks initially dropped after the U.K. vote to leave the European Union but a strong rally erased most of the losses. We expect volatility in the markets will likely continue.

The S&P 500 rose 2.5%, MSCI EAFE (local currency) fell 0.7% and MSCI Emerging Markets Index (U.S. dollar) rose 0.7% in the second quarter. In addition, Europe and Japan equity markets were significantly out of favor with MSCI EMU Index falling 2.9% and MSCI Japan Index falling 7.8% in local currency terms. The U.S. dollar also weakened 8.7% versus the Yen and strengthened 2.6% versus the Euro during the second quarter.

ETF industry flows were muted and slightly down from the first quarter. The following charts reflect the U.S. ETF industry net flows in total and net inflows/(outflows) by broad category:

Source: Investment Company Institute, WisdomTree

As the charts above reflect, industry flows for the second quarter of 2016 were $31.9 billion. Fixed income, U.S. equities and developed world unhedged equities along with gold ETFs gathered the majority of the flows in the quarter in line with market sentiment.

Our Operating and Financial Results

The following charts reflect the net flows into and from our U.S. listed ETFs:

We had outflows of $4.9 billion in the second quarter of 2016 primarily due to the negative sentiment to our two largest exposures due to the factors described above. This negative sentiment led to outflows in Europe and Japan focused ETFs for both us and our competitors’ currency hedged and unhedged products. However, we generated $500.0 million of net inflows into our U.S. equity ETFs. Our dividend focused U.S. equity ETFs recently achieved a ten-year track record which we believe could provide momentum for us for further flows into these ETFs. Our U.S. listed AUM declined from $44.3 billion as of March 31, 2016 to $37.5 billion as of June 30, 2016 primarily due to the outflows and $1.8 billion of negative market movement.

Despite these challenges, we generated solid financial results as reflected in the chart below:

•	Revenues – We recorded revenues of $56.0 million in the second quarter of 2016, down 31.4% from the second quarter of last year primarily due to outflows in our two largest ETFs and negative market movement.

•	Expenses – Total expenses increased 10.3% to $44.8 million. Included in the quarter was a charge of $6.0 million related to the accelerated buyout of the minority shareholders of our European business discussed below.

•	Net income – Net income declined 84.9% due to the decline in revenues and the accelerated buyout charge.

European Buyout

In April 2014, we expanded into Europe through a 75% majority investment in U.K. based ETP sponsor Boost, with an obligation to buy out the remaining minority investment in four years. In May 2016, we accelerated the buyout and completed the purchase of the remaining minority stake. As a result, we recognized $6.0 million of expense as an acquisition payment on our Consolidated Statements of Operations to reflect the purchase and other related expenses.

Industry Developments

On July 22, 2016, the New York Stock Exchange, part of the Intercontinental Exchange, and BATS Global Markets, Inc. announced receipt of SEC approval to streamline the listing process for certain actively managed ETFs. Many actively managed ETFs will be able to list under generic listing standards without a separate filing with the SEC under SEC Rule 19b-4. This change will align the launch process for index-based and many actively managed ETFs. We believe this is a positive development for the ETF industry and for WisdomTree in particular.

Non-GAAP Financial Measurements

In an effort to provide additional information regarding our results as determined by GAAP, we also disclose certain non-GAAP information which we believe provides useful and meaningful information. Our management reviews these non-GAAP financial measurements when evaluating our financial performance and results of operations; therefore, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. Non-GAAP measurements do not have any standardized meaning, do not replace nor are superior to GAAP financial measurements and are unlikely to be comparable to similar measures presented by other companies. These non-GAAP financial measurements should be considered in the context with our GAAP results. The non-GAAP financial measurements contained in this Report are gross margin and gross margin percentage. We disclose gross margin, which we define as total revenues less fund management and administration expenses and third-party sharing arrangements, and gross margin percentage as non-GAAP financial measurements because we believe they provide investors with a consistent way to analyze the amount we retain after paying third party service providers to operate our ETPs and third party marketing agents whose fees are associated with our AUM level. Management tracks gross margin and gross margin percentage to analyze the profitability of operating our products.

The following table reflects the calculation of our gross margin and gross margin percentage:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
GAAP total revenue	$55,981	$81,559	$116,859	$141,700
Fund management and administration	(10,621)	(11,208)	(20,665)	(21,376)
Third-party sharing arrangements	(709)	(497)	(1,616)	(780)

Gross margin	$44,651	$69,854	$94,578	$119,544

Gross margin percentage	79.8%	85.6%	80.9%	84.4%

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
U.S. Listed ETFs
Total ETFs (in millions)
Beginning of period assets	$44,256	$51,639	$55,758	$51,639	$39,281
Assets acquired	—	225	—	225	—
Inflows/(outflows)	(4,949)	(5,359)	6,598	(10,308)	20,118
Market appreciation/(depreciation)	(1,261)	(2,249)	(1,057)	(3,510)	1,900

End of period assets	$38,046	$44,256	$61,299	$38,046	$61,299

Average assets during the period	$41,830	$45,475	$61,153	$43,652	$53,772
ETF Industry and Market Share (in billions)
ETF industry net inflows	$31.9	$34.6	$41.4	$66.5	$96.9
WisdomTree market share of industry inflows	n/a	n/a	15.9%	n/a	20.8%
International Hedged Equity ETFs (in millions)
Beginning of period assets	$25,140	$33,311	$33,925	$33,311	$17,760
Inflows/(outflows)	(4,927)	(5,396)	6,083	(10,323)	19,523
Market appreciation/(depreciation)	(1,415)	(2,775)	(786)	(4,190)	1,939

End of period assets	$18,798	$25,140	$39,222	$18,798	$39,222

Average assets during the period	$22,633	$27,846	$38,548	$25,239	$31,553
U.S. Equity ETFs (in millions)
Beginning of period assets	$8,966	$8,603	$9,748	$8,603	$9,390
Inflows/(outflows)	500	(8)	(320)	492	(26)
Market appreciation/(depreciation)	300	371	(183)	671	(119)

End of period assets	$9,766	$8,966	$9,245	$9,766	$9,245

Average assets during the period	$9,252	$8,225	$9,664	$8,738	$9,717
International Developed Equity ETFs (in millions)
Beginning of period assets	$4,653	$4,525	$4,323	$4,525	$3,988
Inflows/(outflows)	(251)	160	497	(91)	685
Market appreciation/(depreciation)	(218)	(32)	9	(250)	156

End of period assets	$4,184	$4,653	$4,829	$4,184	$4,829

Average assets during the period	$4,633	$4,304	$4,790	$4,469	$4,450
Emerging Markets Equity ETFs (in millions)
Beginning of period assets	$3,803	$3,825	$6,068	$3,825	$6,187
Inflows/(outflows)	(160)	(171)	250	(331)	85
Market appreciation/(depreciation)	40	149	(74)	189	(28)

End of period assets	$3,683	$3,803	$6,244	$3,683	$6,244

Average assets during the period	$3,703	$3,476	$6,336	$3,590	$6,242

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
Fixed Income ETFs (in millions)
Beginning of period assets	$828	$799	$904	$799	$1,152
Inflows/(outflows)	(47)	(14)	67	(61)	(143)
Market appreciation/(depreciation)	9	43	(15)	52	(53)

End of period assets	$790	$828	$956	$790	$956

Average assets during the period	$811	$788	$929	$799	$974
Alternative Strategy ETFs (in millions)
Beginning of period assets	$440	$208	$225	$208	$205
Assets acquired	—	225	—	225	—
Inflows/(outflows)	(10)	5	14	(5)	31
Market appreciation/(depreciation)	22	2	(9)	24	(6)

End of period assets	$452	$440	$230	$452	$230

Average assets during the period	$448	$432	$235	$440	$225
Currency ETFs (in millions)
Beginning of period assets	$426	$368	$565	$368	$599
Inflows/(outflows)	(54)	65	7	11	(37)
Market appreciation/(depreciation)	1	(7)	1	(6)	11

End of period assets	$373	$426	$573	$373	$573

Average assets during the period	$350	$404	$651	$377	$611
Average ETF assets during the period
International hedged equity ETFs	54%	61%	63%	58%	59%
U.S. equity ETFs	22%	18%	16%	20%	18%
International developed equity ETFs	11%	9%	8%	10%	8%
Emerging markets equity ETFs	9%	8%	10%	8%	12%
Fixed income ETFs	2%	2%	2%	2%	2%
Currency ETFs	1%	1%	1%	1%	1%
Alternative strategy ETFs	1%	1%	0%	1%	0%

Total	100%	100%	100%	100%	100%

Average ETF advisory fee during the period
Alternative strategy ETFs	0.87%	0.88%	0.95%	0.87%	0.95%
Emerging markets equity ETFs	0.71%	0.71%	0.71%	0.71%	0.71%
International developed equity ETFs	0.56%	0.56%	0.56%	0.56%	0.56%
International hedged equity ETFs	0.54%	0.54%	0.54%	0.54%	0.53%
Currency ETFs	0.50%	0.50%	0.50%	0.50%	0.50%
Fixed income ETFs	0.48%	0.49%	0.52%	0.49%	0.52%
U.S. equity ETFs	0.35%	0.35%	0.35%	0.35%	0.35%

Blended total	0.52%	0.52%	0.53%	0.52%	0.52%

Number of ETFs—end of the period
International hedged equity ETFs	23	23	16	23	16
International developed equity ETFs	21	20	18	21	18
U.S. equity ETFs	15	15	13	15	13
Fixed income ETFs	17	13	12	17	12
Emerging markets equity ETFs	10	9	8	10	8
Alternative strategy ETFs	7	7	2	7	2
Currency ETFs	6	6	6	6	6

Total	99	93	75	99	75

European Listed ETPs
Total ETPs (in thousands)
Beginning of period assets	$488,069	$437,934	$288,801	$437,934	$165,018
Inflows	20,578	123,461	50,331	144,039	195,712
Market appreciation/(depreciation)	51,416	(73,326)	44,957	(21,910)	23,359

End of period assets	$560,063	$488,069	$384,089	$560,063	$384,089

Average assets during the period	544,676	428,230	336,588	486,453	278,534
Average ETP advisory fee during the period	0.84%	0.84%	0.82%	0.84%	0.82%
Number of ETPs – end of period	67	67	57	67	57

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
Total UCITS ETFS (in thousands)
Beginning of period assets	$396,901	$335,938	$45,846	$335,938	$16,179
Inflows	37,272	69,878	144,234	107,150	173,085
Market appreciation/(depreciation)	(42,273)	(8,915)	38,508	(51,188)	39,324

End of period assets	$391,900	$396,901	$228,588	$391,900	$228,588

Average assets during the period	400,047	356,814	204,568	378,431	117,138
Average ETP advisory fee during the period	0.46%	0.47%	0.44%	0.46%	0.42%
Number of ETPs – end of period	27	22	10	27	10
U.S. headcount	149	146	117	149	117
Non-U.S. headcount	55	45	28	55	28

Note: Previously issued statistics may be restated due to trade adjustments.

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

	Three Months Ended June 30,		Change	Percent Change
	2016	2015
U.S. listed-Average assets under management (in millions)	$41,830	$61,153	$(19,323)	(31.6)%
U.S. listed-Average ETF advisory fee	0.52%	0.53%	(0.01)
Advisory fees (in thousands)	$55,931	$81,320	$(25,389)	(31.2)%
Other income (in thousands)	50	239	(189)	(79.1)%

Total revenues (in thousands)	$55,981	$81,559	$(25,578)	(31.4)%

Advisory fees

Advisory fees revenues decreased 31.2% from $81.3 million in the three months ended June 30, 2015 to $55.9 million in the comparable period in 2016 primarily due to lower average AUM in our U.S. listed ETFs from outflows in our two largest ETFs and negative market movement. Our average advisory fee for our U.S. listed ETFs declined from 0.53% in the three months ended June 30, 2015 to 0.52% in the comparable period in 2016 due to the change in AUM mix.

Other income

Other income decreased 79.1% from $0.2 million in the three months ended June 30, 2015 to $0.05 million in the comparable period in 2016 due to unrealized currency losses on our cash balances for our European business.

Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2016	2015
Compensation and benefits	$14,343	$18,669	$(4,326)	(23.2)%
Fund management and administration	10,621	11,208	(587)	(5.2)%
Marketing and advertising	4,566	3,628	938	25.9%
Sales and business development	3,834	2,076	1,758	84.7%
Professional and consulting fees	1,365	1,604	(239)	(14.9)%
Occupancy, communications and equipment	1,241	943	298	31.6%
Depreciation and amortization	330	223	107	48.0%
Third-party sharing arrangements	709	497	212	42.7%
Acquisition payment	5,993	264	5,729	n/a
Other	1,823	1,509	314	20.8%

Total expenses	$44,825	$40,621	$4,204	10.3%

	Three Months Ended June 30,
As a Percent of Revenues:	2016	2015
Compensation and benefits	25.6%	22.9%
Fund management and administration	19.0%	13.7%
Marketing and advertising	8.2%	4.4%
Sales and business development	6.8%	2.5%
Professional and consulting fees	2.4%	2.0%
Occupancy, communications and equipment	2.2%	1.2%
Depreciation and amortization	0.6%	0.3%
Third-party sharing arrangements	1.3%	0.6%
Acquisition payment	10.7%	0.3%
Other	3.3%	1.9%

Total expenses	80.1%	49.8%

Compensation and benefits

Compensation and benefits expense decreased 23.2% from $18.7 million in the three months ended June 30, 2015 to $14.3 million in the comparable period in 2016. Lower accrued incentive compensation relating to outflows we experienced in the first half of 2016 was partly offset by higher headcount related expenses to support our growth, and higher stock-based compensation due to equity awards we granted as part of 2015 incentive compensation. Our global headcount was 145 at June 30, 2015 compared to a global headcount of 204 at June 30, 2016.

Fund management and administration

Fund management and administration expense decreased 5.2% from $11.2 million in the three months ended June 30, 2015 to $10.6 million in the comparable period in 2016 primarily due to lower costs for our U.S. listed ETFs because of lower average AUM partially offset by additional European listed fund launches. We had 75 U.S. listed ETFs and 67 European listed products at June 30, 2015 compared to 99 U.S. listed ETFs and 94 European listed products at June 30, 2016.

Marketing and advertising

Marketing and advertising expense increased 25.9% from $3.6 million in the three months ended June 30, 2015 to $4.6 million in the comparable period in 2016 primarily due to planned higher levels of advertising related activities to support our growth.

Sales and business development

Sales and business development expense increased 84.7% from $2.1 million in the three months ended June 30, 2015 to $3.8 million in the comparable period in 2016 primarily due to planned higher spending for sales related activities.

Professional and consulting fees

Professional and consulting fees decreased 14.9% from $1.6 million in the three months ended June 30, 2015 to $1.4 million in the comparable period in 2016 primarily due to lower corporate consulting related services and fees associated with our acquisition of the GreenHaven family of commodity ETFs, which was completed in January 2016.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 31.6% from $0.9 million in the three months ended June 30, 2015 to $1.2 million in the comparable period in 2016 primarily due to technology initiatives and higher occupancy costs for our London office.

Depreciation and amortization

Depreciation and amortization expense increased 48.0% from $0.2 million in the three months ended June 30, 2015 to $0.3 million in the comparable period in 2016 primarily due to higher amortization for leasehold improvements to our office space.

Third-party sharing arrangements

Third-party sharing arrangements increased 42.7% from $0.5 million in the three months ended June 30, 2015 to $0.7 million for the comparable period in 2016 primarily due to higher fees to our third party marketing agent in Latin America.

Other

Other expense increased 20.8% from $1.5 million in the three months ended June 30, 2015 to $1.8 million in the comparable period in 2016 primarily due to higher general and administrative expenses.

Income tax

Income tax expense was $7.5 million in the three months ended June 30, 2016. Our effective tax rate was 67.3% in the three months ended June 30, 2016 as compared to 41.0% in the three months ended June 30, 2015 due to the non-deductibility of the European buyout charge.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

	Six Months Ended June 30,		Change	Percent Change
	2016	2015
U.S. listed-Average assets under management (in millions)	$43,652	$53,772	$(10,120)	(18.8)%
U.S. listed-Average ETF advisory fee	0.52%	0.52%	—	—
Advisory fees (in thousands)	$116,546	$141,189	$(24,643)	(17.5)%
Other income (in thousands)	313	511	(198)	(38.7)%

Total revenues (in thousands)	$116,859	$141,700	$(24,841)	(17.5)%

Advisory fees

Advisory fees revenues decreased 17.5% from $141.2 million in the six months ended June 30, 2015 to $116.5 million in the comparable period in 2016 primarily due to lower average AUM in our U.S. listed ETFs from outflows in our largest exposures and negative market movement partly offset by higher revenues from our European listed products. Our average advisory fee for our U.S. listed ETFs remained at 0.52%.

Other income

Other income decreased 38.7% from $0.5 million in the six months ended June 30, 2015 to $0.3 million in the comparable period in 2016 due to unrealized currency losses on our cash balances for our European business.

Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2016	2015
Compensation and benefits	$29,569	$38,270	$(8,701)	(22.7)%
Fund management and administration	20,665	21,376	(711)	(3.3)%
Marketing and advertising	8,398	6,704	1,694	25.3%
Sales and business development	6,281	3,976	2,305	58.0%
Professional and consulting fees	4,200	3,067	1,133	36.9%
Occupancy, communications and equipment	2,463	1,861	602	32.3%
Depreciation and amortization	646	443	203	45.8%
Third-party sharing arrangements	1,616	780	836	107.2%
Acquisition payment	6,738	521	6,217	n/a
Other	3,455	2,744	711	25.9%

Total expenses	$84,031	$79,742	$4,289	5.4%

	Six Months Ended June 30,
As a Percent of Revenues:	2016	2015
Compensation and benefits	25.3%	27.0%
Fund management and administration	17.7%	15.1%
Marketing and advertising	7.2%	4.7%
Sales and business development	5.4%	2.8%
Professional and consulting fees	3.6%	2.2%
Occupancy, communications and equipment	2.1%	1.3%
Depreciation and amortization	0.6%	0.3%
Third-party sharing arrangements	1.4%	0.6%
Acquisition payment	5.8%	0.4%
Other	3.0%	1.9%

Total expenses	71.9%	56.3%

Compensation and benefits

Compensation and benefits expense decreased 22.7% from $38.3 million in the six months ended June 30, 2015 to $29.6 million in the comparable period in 2016. Lower accrued incentive compensation relating to outflows we experienced in the first half of 2016 was partly offset by higher headcount related expenses to support our growth, higher stock-based compensation due to equity awards we granted as part of 2015 incentive compensation and seasonally higher payroll taxes due to bonus payments in the first quarter.

Fund management and administration

Fund management and administration expense decreased 3.3% from $21.4 million in the six months ended June 30, 2015 to $20.7 million in the comparable period in 2016 primarily due to lower costs for our U.S. listed ETFs because of lower average AUM partially offset by expenses incurred due to additional European listed fund launches.

Marketing and advertising

Marketing and advertising expense increased 25.3% from $6.7 million in the six months ended June 30, 2015 to $8.4 million in the comparable period in 2016 primarily due to planned higher levels of advertising related activities to support our growth.

Sales and business development

Sales and business development expense increased 58.0% from $4.0 million in the six months ended June 30, 2015 to $6.3 million in the comparable period in 2016 primarily due to planned higher spending for sales related activities.

Professional and consulting fees

Professional and consulting fees increased 36.9% from $3.1 million in the six months ended June 30, 2015 to $4.2 million in the comparable period in 2016 primarily due to higher corporate services and technology related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 32.3% from $1.9 million in the six months ended June 30, 2015 to $2.5 million in the comparable period in 2016 primarily due to technology related spending initiatives.

Depreciation and amortization

Depreciation and amortization expense increased 45.8% from $0.4 million in the six months ended June 30, 2015 to $0.6 million in the comparable period in 2016 primarily due to higher amortization for leasehold improvements to our office space.

Third-party sharing arrangements

Third-party sharing arrangements increased 107.2% from $0.8 million in the six months ended June 30, 2015 to $1.6 million for the comparable period in 2016 primarily due to higher fees to our third party marketing agent in Latin America.

Other

Other expense increased 25.9% from $2.7 million in the six months ended June 30, 2015 to $3.5 million in the comparable period in 2016 primarily due to higher general and administrative expenses as well as fees for our independent directors.

Income tax

Income tax expense was $17.1 million in the six months ended June 30, 2016. Our effective tax rate was 52.1% in the six months ended June 30, 2016 as compared to 41.5% in the six months ended June 30, 2015 primarily due to the non-deductibility of the European buyout charge.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2016	December 31, 2015
Balance Sheet Data (in thousands):
Cash and cash equivalents	$174,914	$210,070
Investments	$18,703	$23,689
Accounts receivable	$17,939	$27,576
Total liabilities	$40,046	$58,191

	Six Months Ended June 30,
	2016	2015
Cash Flow Data (in thousands):
Operating cash flows	$28,996	$65,532
Investing cash flows	(7,392)	(7,626)
Financing cash flows	(57,383)	(33,765)
Foreign exchange rate effect	623	(153)

(Decrease)/Increase in cash and cash equivalents	$(35,156)	$23,988

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

Cash and cash equivalents decreased by $35.2 million in the first six months of 2016 to $174.9 million at June 30, 2016 primarily due to $35.7 million used to repurchase shares of our common stock, $21.8 million used for our quarterly dividends, and $11.8 million for our acquisition of GreenHaven partly offset by $29.0 million of cash generated by our operations.

Cash and cash equivalents increased by $24.0 million in the first six months of 2015 to $189.3 million at June 30, 2015 primarily due to $65.5 million of cash flow from operations due to our business results, partly offset by $15.3 million used to repurchase shares of our common stock, $21.8 million used for our quarterly dividends and net payments of $7.3 million used to purchase investments.

Capital Resources

Our principal source of financing is our operating cash flows. We believe that current cash flows generated by our operating activities should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. As a result, we expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. As part of our capital management, we maintain a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase up to $100.3 million of our common stock over three years, including purchases to offset future equity grants made under our equity plans. During the first half of 2016, we repurchased 3.4 million shares of our common stock under the repurchase program for an aggregate cost of $35.7 million.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of June 30, 2016:

		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$38,981	$2,073	$6,995	$8,612	$21,301
Acquisition payable	7,194	7,194	—	—	—

Total	$46,175	$9,267	$6,995	$8,612	$21,301

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and accounting for and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and U.S. government and agency debt instruments which totaled $193.6 million and $233.8 million as of June 30, 2016 and December 31, 2015, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Exchange Rate Risk

As a result of our operations in Europe, Japan and Canada, we now operate globally and are subject to currency translation exposure on the results of our non-U.S. operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. We generate the vast majority of our revenues and expenses in the U.S. dollar and expect to do so for some time. We do not anticipate that changes in exchange rates, predominantly the British pound or Euro, as they relate to translating functional currency to our reporting currency, will have a material impact on our financial condition, operating results or cash flows. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may look to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the risk factors and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The uncertainty regarding the potential U.K. exit from the European Union could adversely affect our business.

The referendum held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the European Union, referred to as the “Brexit.” Such an exit from the European Union would be unprecedented and it is unclear how the U.K.’s access to the EU Single Market, and the wider trading, legal and regulatory environment in which we operate, would be impacted and how this would affect our business and the global macroeconomic environment. The uncertainty surrounding the terms of the Brexit and its consequences could adversely impact the manner in which we conduct our operations in Europe, investor confidence and result in additional market volatility. It also could adversely affect our business, including our revenues, from either a decrease in the value of our AUM, which would result in lower advisory fees, or from investors in the WisdomTree ETFs selling their shares in favor of investments they perceive as less exposed to the Brexit risks, thus triggering redemptions that would also result in decreased AUM and lower fees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2016 to April 30, 2016	7,968	$$12.39	7,968
May 1, 2016 to May 31, 2016	50	$$10.89	50
June 1, 2016 to June 30, 2016	—	$—	—

Total	8,018	$$12.38	8,018	$100,230

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100.0 million. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019, increasing the total authorized repurchase amount to $100.3 million. During the three months ended June 30, 2016, we repurchased 8,018 shares of our common stock under this program for an aggregate cost of $0.1 million. As of June 30, 2016, $100.2 million remained under this program for future purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Reference Exhibit No.

3.1 (1)	Amended and Restated Certificate of Incorporation	3.1

3.2 (1)	Amended and Restated Bylaws	3.2

4.1 (1)	Specimen Common Stock Certificate	4.1

4.2 (1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006	4.2

4.3 (1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006	4.3

4.4 (1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009	4.4

4.5 (1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009	4.5

10.1 (2)	WisdomTree Investments, Inc. 2016 Equity Plan

31.1 (2)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (2)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (2)	Section 1350 Certification

101 (2)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2016.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer and President (Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)