Form 10-Q
period 2016-09-30
WisdomTree Investments, Inc.
filed 2016-11-09
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, there were 136,392,912 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2016

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$178,132	$210,070
Investments	1,991	—
Accounts receivable	17,282	27,576
Other current assets	4,142	2,899

Total current assets	201,547	240,545
Fixed assets, net	11,790	11,974
Investments	14,238	23,689
Deferred tax asset, net	6,662	14,071
Goodwill	3,475	1,676
Intangible asset	9,953	—
Other noncurrent assets	787	738

Total assets	$248,452	$292,693

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$13,375	$12,971
Compensation and benefits payable	9,065	28,060
Income taxes payable	5,342	3,024
Acquisition payable	3,697	—
Accounts payable and other liabilities	6,160	5,039

Total current liabilities	37,639	49,094
Acquisition payable	—	3,942
Deferred rent payable	4,957	5,155

Total liabilities	42,596	58,191

Commitments and Contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 136,424 and 138,415 at September 30, 2016 and December 31, 2015, respectively	1,364	1,384
Additional paid-in capital	237,378	257,960
Accumulated other comprehensive income/(loss)	900	(126)
Accumulated deficit	(33,786)	(24,716)

Total stockholders’ equity	205,856	234,502

Total liabilities and stockholders’ equity	$248,452	$292,693

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Advisory fees	$51,553	$80,520	$168,099	$221,709
Other income	236	233	549	744

Total revenues	51,789	80,753	168,648	222,453
Expenses:
Compensation and benefits	15,328	19,407	44,897	57,677
Fund management and administration	10,372	10,519	31,037	31,895
Marketing and advertising	3,600	3,573	11,998	10,277
Sales and business development	3,075	2,438	9,356	6,414
Professional and consulting fees	1,035	1,570	5,235	4,637
Occupancy, communications and equipment	1,469	1,183	3,932	3,044
Depreciation and amortization	332	253	978	696
Third-party sharing arrangements	622	485	2,238	1,265
Acquisition payment	—	172	6,738	693
Other	1,731	1,620	5,186	4,364

Total expenses	37,564	41,220	121,595	120,962

Income before taxes	14,225	39,533	47,053	101,491
Income tax expense	6,270	16,245	23,375	41,969

Net income	$7,955	$23,288	$23,678	$59,522

Net income per share—basic	$0.06	$0.17	$0.17	$0.44

Net income per share—diluted	$0.06	$0.17	$0.17	$0.43

Weighted-average common shares—basic	134,046	136,582	134,541	135,527

Weighted-average common shares—diluted	135,190	138,181	135,583	137,833

Cash dividends declared per common share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive income
Net income	$7,955	$23,288	$23,678	$59,522
Other comprehensive income
Foreign currency translation adjustment	106	168	1,026	46

Comprehensive income	$8,061	$23,456	$24,704	$59,568

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$23,678	$59,522
Non-cash items included in net income:
Income tax expense	14,761	40,573
Depreciation and amortization	978	696
Stock-based compensation	11,092	7,878
Deferred rent	(173)	(26)
Accretion to interest income and other	(75)	9
Changes in operating assets and liabilities:
Accounts receivable	10,207	(7,253)
Other assets	(1,371)	(1,892)
Acquisition payable	(218)	693
Fund management and administration payable	414	1,216
Compensation and benefits payable	(18,944)	7,402
Income taxes payable	2,260	840
Accounts payable and other liabilities	1,336	490

Net cash provided by operating activities	43,945	110,148
Cash flows from investing activities:
Purchase of fixed assets	(654)	(1,606)
Purchase of investments	(6,048)	(11,353)
Acquisition less cash acquired	(11,818)	—
Proceeds from investments called prior to maturity	13,579	1,681

Net cash used in investing activities	(4,941)	(11,278)
Cash flows from financing activities:
Dividends paid	(32,748)	(32,867)
Shares repurchased	(39,116)	(23,689)
Proceeds from exercise of stock options	107	4,471

Net cash used in financing activities	(71,757)	(52,085)

Increase/(decrease) in cash flows due to changes in foreign exchange rate	815	(77)

Net (decrease)/increase in cash and cash equivalents	(31,938)	46,708
Cash and cash equivalents—beginning of period	210,070	165,284

Cash and cash equivalents—end of period	$178,132	$211,992

Supplemental disclosure of cash flow information:
Cash paid for taxes	$6,664	$551

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

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, fixed income, currency, alternative and commodity asset classes. The Company has the following operating subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the SEC providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange traded funds (“ETFs”).

•	Boost Management Limited (“BML” or “Boost”) is a Jersey based investment manager providing investment and other management services to Boost Issuer PLC (“BI”) and Boost ETPs.

•	WisdomTree Europe Limited (“WisdomTree Europe”) is a U.K. based company registered with the Financial Conduct Authority providing management and other services to BML and WisdomTree Management Limited.

•	WisdomTree Management Limited (“WTML”) is an Ireland based investment manager providing investment and other management services to WisdomTree Issuer plc (“WTI”) and WisdomTree UCITS ETFs.

•	WisdomTree Japan Inc. (“WTJ”) is a Japan based company that is registered with Japan’s Ministry of Finance and serves the institutional market selling U.S. listed WisdomTree ETFs in Japan.

•	WisdomTree Commodity Services, LLC (“WTCS”) is a New York based company that serves as the managing owner and commodity pool operator of the WisdomTree Continuous Commodity Index Fund. WTCS is registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

•	WisdomTree Coal Services, LLC (“WTC”) is a New York based company that serves as the sponsor and commodity pool operator of the WisdomTree Coal Fund. WTC is registered with the CFTC and is a member of the NFA. On September 29, 2016, the Company closed the WisdomTree Coal Fund. In connection with this closure, the Company plans to dissolve WTC.

•	WisdomTree Asset Management Canada, Inc. (“WTAMC”) is a Canada based investment fund manager registered with the Ontario Securities Commission providing fund management services to locally-listed WisdomTree ETFs.

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

Consolidation

The Company consolidates entities in which it has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”). The usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. If the Company has a majority voting interest in a VOE, the entity is consolidated. The Company has a controlling financial interest in a VIE when the Company has a variable interest that provides it with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company has no variable interests in any VIEs.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. Unvested share-based payment awards that contain non- forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive) under the treasury stock method. Diluted EPS reflects the reduction in earnings per share assuming dilutive options or other dilutive contracts to issue common stock were exercised or converted into common stock. Diluted EPS is calculated under both the treasury stock method and two-class method. The calculation that results in the most dilutive EPS amount for the common stock is reported in the Company’s consolidated financial statements.

Investments (Held-to-Maturity)

The Company accounts for all of its investments as held-to-maturity on a settlement date basis, which are recorded at amortized cost. For held-to-maturity investments, the Company has the intent and ability to hold investments to maturity and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. On a quarterly basis, the Company reviews its portfolio of investments for impairment. If a decline in fair value is deemed to be other-than-temporary, the security is written down to its fair value through earnings.

Financial Instruments (Trading Securities)

Financial instruments owned and financial instruments sold, but not yet purchased are recorded on their settlement date and are measured at fair value.

Goodwill

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill is impaired if its estimated fair value is less than its carrying value. The Company has designated April 30th as its annual goodwill impairment testing date.

Intangible Assets

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying values.

Finite-lived intangible assets, if any, are amortized over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. These intangible assets are tested for impairment at the time of a triggering event, if one were to occur. Finite-lived intangible assets may be impaired when the estimated undiscounted future cash flows generated from the assets are less than their carrying amounts.

The impairment evaluation is performed at the lowest level of identifiable cash flows independent of other assets. The Company has designated November 30th as its annual impairment testing date for the indefinite-lived intangible assets related to the GreenHaven acquisition.

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

Business Combinations and Acquisitions

The Company includes the results of operations of the businesses that it acquires from the respective dates of acquisition. The fair values of the purchase price of the acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company may allocate purchase price to identifiable intangible assets. The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; customer retention rates; and estimated useful lives.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the standard replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. Accordingly, the new methodology will be utilized when assessing the Company’s investments classified as held-to-maturity for impairment. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company early adopted ASU 2015-17 effective December 31, 2015, retrospectively. Adoption resulted in a reclassification of $9,279 from current to noncurrent assets on its Consolidated Balance Sheet at December 31, 2015.

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

3. Cash and Cash Equivalents

At September 30, 2016 and December 31, 2015, cash equivalents were approximately $137,314 and $137,481, respectively. Cash and cash equivalents of approximately $144,270 and $152,103 at September 30, 2016 and December 31, 2015, respectively, were held at one financial institution.

4. Investments (“Held-to-Maturity”)

The following table is a summary of the Company’s held-to-maturity investments:

	September 30, 2016	December 31, 2015
	Held-to- Maturity	Held-to- Maturity
Federal agency debt instruments	$16,229	$23,689

The following table summarizes unrealized gains, losses and fair value of investments:

	September 30, 2016	December 31, 2015
	Held-to- Maturity	Held-to- Maturity
Cost/amortized cost	$16,229	$23,689
Gross unrealized gains	27	82
Gross unrealized losses	(133)	(609)

Fair value	$16,123	$23,162

The following table sets forth the maturity profile of investments; however, these investments may be called prior to the maturity date:

	September 30, 2016	December 31, 2015
	Held-to- Maturity	Held-to- Maturity
Due within one year	$1,991	$—
Due one year through five years	3,026	8,369
Due five years through ten years	6,041	3,127
Due over ten years	5,171	12,193

Total	$16,229	$23,689

5. Financial Instruments and Fair Value Measurement

Financial instruments are measured at fair value. The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs reflect assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Instruments whose significant drivers are unobservable.

The availability of observable inputs can vary from product to product and is effected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair Valuation Methodology

Cash and Cash Equivalents – These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days. These investments are valued at par, which represent fair value, and are considered Level 1 (See Note 3).

Investments (Held-to-Maturity) – These financial instruments are Federal agency debt instruments which are instruments that are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 within the fair value hierarchy (See Note 4).

Financial Instruments Owned/Sold But Not Yet Purchased (Trading Securities) – These financial instruments consist of exchange traded funds which are instruments that are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 within the fair value hierarchy. The Company’s financial instruments owned and financial instruments sold, but not yet purchased were $125 and $114, respectively at September 30, 2016 and are reported within Other assets and Other liabilities on its Consolidated Balance Sheets. There were no financial instruments owned and financial instruments sold, but not yet purchased at December 31, 2015.

Acquisition Payable (See Note 13) – As of December 31, 2015, the Company estimated the fair value of the acquisition payable related to the acquisition of U.K. based ETP sponsor, Boost, to be $9,900. The fair value measurement of the acquisition payable was categorized as Level 3 and was based on a predefined formula that included the following inputs: the contractual minimum payment obligation, European AUM, the Company’s enterprise value over global AUM, and operating results of the European business. In May 2016, the Company accelerated the buyout of the remaining minority interest in Boost. At each reporting period through May 2016, the fair value of the acquisition payable was determined using a discounted cash flows analysis. The significant unobservable inputs used in the fair value measurement were the projected AUM of the European listed ETPs (ranging from $1,000,000 to $6,000,000), the projected operating results of the European business, and the discount rate (27.5%). Significant increases (decreases) to the projected AUM of the European listed ETPs or operating results of the European business in isolation would have resulted in a higher (lower) fair value measurement. Significant increases (decreases) to the discount rate in isolation would have resulted in a lower (higher) fair value measurement.

6. Fixed Assets

The following table summarizes fixed assets:

	September 30, 2016	December 31, 2015
Equipment	$1,727	$1,258
Furniture and fixtures	2,416	2,382
Leasehold improvements	10,628	10,312
Less accumulated depreciation and amortization	(2,981)	(1,978)

Total	$11,790	$11,974

7. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended September 30, 2016 and 2015 were approximately $1,203 and $906, respectively, and for the nine months ended September 30, 2016 and 2015 were approximately $3,221 and $2,529, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at September 30, 2016 were approximately as follows:

Remainder of 2016	$1,057
2017	3,880
2018	3,308
2019	2,956
2020 and thereafter	26,950

Total	$38,151

Letter of Credit

The Company collateralized its U.S. office lease through a standby letter of credit totaling $1,384. The collateral is included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Contingencies

The Company is subject to various routine reviews and inspections by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation or other legal proceedings that are expected to have a material impact on its business, financial position or results of operations.

8. Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes on an exclusive basis for the U.S. and Canadian WisdomTree ETFs, Boost ETPs and WisdomTree UCITS ETFs. The Board of Trustees and Board of Directors of the related parties are primarily responsible for overseeing the management and affairs of the U.S. and Canadian WisdomTree ETFs, Boost ETPs and WisdomTree UCITS ETFs for the benefit of their shareholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses, which is included in fund management and administration on the Company’s Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by the related parties upon notice. Certain officers of the Company also provide general management oversight of the related parties; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Board of Trustees and Board of Directors of the related parties.

The following table summarizes accounts receivable from related parties which are included as a component of Accounts receivable on the Company’s Consolidated Balance Sheets:

	September 30, 2016	December 31, 2015
Receivable from WTT	$15,980	$24,560
Receivable from BI and WTI	666	487
Receivable from WTCS and WTC	154	—
Receivable from WTAMC	30	—

Total	$16,830	$25,047

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Advisory services provided to WTT	$49,087	$79,242	$161,316	$218,997
Advisory services provided to BI and WTI	1,915	1,278	5,308	2,712
Advisory services provided to WTCS and WTC	482	—	1,406	—
Advisory services provided to WTAMC	69	—	69	—

Total	$51,553	$80,520	$168,099	$221,709

9. Stock-Based Awards

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

On June 20, 2016, the Company’s stockholders approved a new equity award plan under which the Company can issue up to 10,000,000 shares of common stock (less one share for every share granted under prior plans since March 31, 2016 and inclusive of shares available under the prior plans as of March 31, 2016) in the form of stock options and other stock-based awards. The Company also has issued from time to time stock-based awards outside a plan. Options outstanding at September 30, 2016 expire on dates ranging from January 1, 2017 to November 15, 2021.

A summary of options and restricted stock activity for the three months ended September 30, 2016 is as follows:

	Options	Weighted Average Exercise Price of Options	Restricted Stock Awards
Balance at June 30, 2016	1,447,747	$2.73	2,432,066
Granted	—	$—	197,459
Exercised/vested	(3,500)	$1.07	(126,092)
Forfeitures	—	$—	(17,155)

Balance at September 30, 2016	1,444,247	$2.73	2,486,278

A summary of stock-based compensation expense is as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$3,822	$2,926	$11,092	$7,878

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2016
	Unrecognized Stock-Based Compensation	Average Remaining Vesting Period
Employees and directors option awards	$36	0.32
Employees and directors restricted stock awards	$24,507	2.0

10. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(shares in thousands)
Net income	$7,955	$23,288	$23,678	$59,522

Shares of common stock and common stock equivalents:
Weighted average common shares used in basic computation	134,046	136,582	134,541	135,527
Dilutive effect of common stock equivalents	1,144	1,599	1,042	2,306

Weighted average shares used in dilutive computation	135,190	138,181	135,583	137,833

Basic earnings per share	$0.06	$0.17	$0.17	$0.44
Diluted earnings per share	$0.06	$0.17	$0.17	$0.43

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for the nine months ended September 30, 2016.

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive) under the treasury stock method. The Company excluded 516,630 and 243,427 common stock equivalents from its computation of diluted earnings per share for the three months ended September 30, 2016 and 2015, respectively, and 909,118 and 836,427 common stock equivalents from its computation of diluted earnings per share for the nine months ended September 30, 2016 and 2015, respectively, as they were determined to be anti-dilutive.

11. Income Taxes

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2016

The Company’s effective income tax rate for the three months ended September 30, 2016 of 44.1% resulted in income tax expense of $6,270. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes.

The Company’s effective income tax rate for the nine months ended September 30, 2016 of 49.7% resulted in income tax expense of $23,375. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily to due to a valuation allowance on foreign net operating losses, the non-deductibility of the expense associated with the acceleration of the buyout of the remaining minority interest in our European business in May 2016 and state and local taxes.

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2015

The Company’s effective income tax rate for the three and nine months ended September 30, 2015 of 41.1% and 41.4%, respectively, resulted in income tax expense of $16,245 and $41,969, respectively. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to state and local income taxes and a valuation allowance on the Company’s foreign net operating losses.

Net Operating Losses – U.S.

The Company’s pre-tax federal net operating losses for tax purposes (“NOLs”) at September 30, 2016 was $4,195. The Company is limited as to the amount of NOLs it may use in any given year due to a change in ownership that occurred in a prior year, as defined by Section 382 under the Internal Revenue Code. As of July 1, 2016, the Company no longer has any NOLs related to vested stock-based compensation awards that were previously unrecognized under GAAP. Such NOLs were utilized during the quarter ended June 30, 2016 to reduce the Company’s tax liability with a corresponding credit to additional paid-in capital.

Net Operating Losses – Foreign

The Company’s foreign subsidiaries generated NOLs outside the U.S. The following table summarizes the activity for these NOLs for the nine months ended September 30, 2016:

NOL - December 31, 2015 (pre-tax)	$(10,746)
Foreign subsidiaries loss	(7,800)

NOL - September 30, 2016 (pre-tax)	(18,546)
Tax Rate - Blended	19.0%

NOL (tax effected) - September 30, 2016	$(3,524)

At September 30, 2016 and December 31, 2015, the Company established a valuation allowance related to these NOLs of $3,524 and $2,051, respectively.

Deferred Tax Assets

A summary of the components of the gross and tax effected deferred tax asset as of September 30, 2016 is as follows:

Stock-based compensation	$11,793
Deferred rent liability	5,318
NOL – U.S.	4,195
Accrued expenses	6,040
Incentive compensation	(4,442)
Fixed assets	(5,865)
Other	(539)

Total U.S. deferred components	16,500
U.S. income tax rate	38.4%

U.S. tax effected	6,336

Japan tax effected	326

Total tax effected	$6,662

12. Shares Repurchased

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

During the three and nine months ended September 30, 2016, the Company repurchased 337,824 shares and 3,753,147 shares of its common stock, respectively, under this program for an aggregate cost of $3,462 and $39,116, respectively.

During the three and nine months ended September 30, 2015, the Company repurchased 329,635 and 1,164,741 shares of its common stock, respectively, under this program for an aggregate cost of $8,424 and $23,689, respectively.

As of September 30, 2016, $96,768 remains under this program for future purchases.

13. Business Combinations and Acquisitions

GreenHaven Acquisition

Effective January 1, 2016, the Company completed the acquisition of 100% of the issued and outstanding membership interest in each of GreenHaven Commodity Services, LLC, the managing owner of the GreenHaven Continuous Commodity Index Fund, and GreenHaven Coal Services, LLC, the sponsor of the GreenHaven Coal Fund, from GreenHaven, LLC and GreenHaven Group LLC, respectively, for approximately $11,800 in cash. As part of the acquisition, the Company recognized an intangible asset of approximately $10,000 and goodwill of approximately $1,800 (which primarily represents potential future performance of the funds), which is deductible for tax purposes.

The following table summarizes the purchase price allocation:

Fair value acquired:
Assets	$205
Goodwill	1,799
Intangible asset	9,953

Total assets acquired	$11,957
Less: Liabilities	(132)

Total	$11,825

Boost Acquisition

In April 2014, the Company expanded into Europe through a 75% majority investment in U.K. based ETP sponsor Boost, with an obligation to buy out the remaining minority investment in four years. In May 2016, the Company accelerated the buyout and completed the purchase of the remaining minority interest. As a result, the Company recognized $5,993 of expense for the three months ended June 30, 2016 as an acquisition payment on the Company’s Consolidated Statements of Operations to reflect the purchase price and other related expenses.

14. Goodwill and Intangible Assets

Goodwill

The Company has designated April 30th as its annual goodwill impairment testing date. The following table summarizes the goodwill activity during the period:

Total
Balance at January 1, 2016	$1,676
Goodwill acquired during the period	1,799

Balance at September 30, 2016	$3,475

Goodwill was tested for impairment during the three months ended June 30, 2016. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.

Intangible Asset (Indefinite-Lived)

As part of the GreenHaven acquisition, the Company identified an intangible asset related to its customary advisory agreement with the GreenHaven Commodities ETF for $9,953. This intangible asset (which is deductible for tax purposes) was determined to have an indefinite useful life. The Company has designated November 30th as its annual impairment testing date for this indefinite-lived intangible asset.

Total
Balance at January 1, 2016	$—
Increases – Advisory agreement (Commodities)	9,953

Balance at September 30, 2016	$9,953

15. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

Introduction

We were the tenth largest ETP sponsor in the world based on assets under management (“AUM”), with AUM of $38.8 billion globally as of September 30, 2016. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

$37.7 billion of our AUM are from our U.S. listed WisdomTree ETFs. As of September 30, 2016, we were the seventh largest sponsor of ETFs in the U.S. based on AUM. As the pie chart below reflects, 42% of our U.S. AUM is concentrated in European and Japanese equity exposures which hedge the Euro (trading under the symbol HEDJ) or Yen (trading under the symbol DXJ) against the U.S. dollar. Negative sentiment towards these two equity market or the weakening of the U.S. dollar against the Euro or Yen is likely to have an adverse effect on our results.

Market Environment

The global economy held up well after the U.K. vote to leave the European Union, with equity markets experiencing a modest recovery. Emerging markets also rebounded on improving fundamentals while bond yields rose as a result of expectations of greater monetary easing by global central banks going largely unfulfilled. U.S. interest rates were held steady in September and the low interest rate environment continued to contribute to a global search for yield. However, the Federal Reserve has indicated that a case for a rate increase is becoming more compelling on the backdrop of improvements in the U.S. job market and stabilization in the global markets.

The S&P 500 rose 3.3%, the MSCI EAFE (local currency) rose 6.0% and the MSCI Emerging Markets Index (U.S. dollar) rose 8.3% in the third quarter. In addition, Europe and Japan equity markets rebounded with the MSCI EMU Index rising 6.6% and the MSCI Japan Index rising 7.2% in local currency terms. The U.S. dollar weakened 1.3% versus the Yen and 1.1% versus the Euro during the third quarter.

The ETF industry experienced significant inflows during the third quarter. The following charts reflect the U.S. ETF industry net flows in total and net inflows/(outflows) by broad category:

Source: Investment Company Institute, WisdomTree

As the charts above reflect, industry flows for the third quarter of 2016 were $90.1 billion. U.S. equities, fixed income, emerging markets equities and commodities gathered the majority of the flows in the quarter in line with market sentiment.

Our Operating and Financial Results

The following charts reflect the net flows into and from our U.S. listed ETFs:

We had net outflows of $2.4 billion in the third quarter of 2016 primarily due to the negative sentiment toward Europe and Japan, our two largest exposures. This negative sentiment led to outflows in Europe and Japan focused ETFs. However, we generated $759.0 million of net inflows into our U.S. equity ETFs. Our dividend focused U.S. equity ETFs recently achieved a ten-year track record which we believe could provide momentum for us for further flows into these ETFs. Our U.S. listed AUM declined from $38.0 billion as of June 30, 2016 to $37.7 billion as of September 30, 2016 primarily due to the net outflows largely offset by $2.0 billion of market appreciation.

Our financial results have been primarily effected by the negative sentiment to our two largest ETFs, which has resulted in net outflows. Our revenues, expenses and net income are as follows:

•	Revenues – We recorded revenues of $51.8 million in the third quarter of 2016, down 35.9% from the third quarter of last year primarily due to outflows in our two largest ETFs and negative market movement.

•	Expenses – Total expenses declined 8.9% from the third quarter of 2015 to $37.6 million primarily due to lower compensation.

Industry Developments

On April 6, 2016, the Department of Labor published its final rule to address conflicts of interest in retirement advice, commonly referred to as the Fiduciary Rule. In response to this rule, industry experts predict an acceleration in the shift from commission-based to fee-based advisory models. Already, we have seen several large asset management firms announce changes to their platforms and policies in response to the Fiduciary Rule which favor fee based account structures. Also in response to the Fiduciary Rule, several fund sponsors have implemented further fee reductions which have occurred primarily in commoditized exposures based upon third party indexes. With the passage of the Fiduciary Rule, we believe that ETFs’ competitiveness generally will increase due to the inherent benefits of ETFs – transparency and liquidity; and while we are not immune to fee pressure, we believe our proprietary approach and self-indexing differentiates us from the competition.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
U.S. LISTED ETFs
Total ETFs (in millions)
Beginning of period assets	$38,046	$44,256	$61,299	$51,639	$39,281
Assets acquired	—	—	—	225	—
Inflows/(outflows)	(2,380)	(4,949)	(661)	(12,689)	19,457
Market appreciation/(depreciation)	2,038	(1,261)	(7,591)	(1,471)	(5,691)

End of period assets	$37,704	$38,046	$53,047	$37,704	$53,047

Average assets during the period	$38,710	$41,830	$59,572	$42,005	$55,705
Revenue days	92	91	92	274	273
Number of ETFs – end of the period	93	99	79	93	79
ETF Industry and Market Share (in billions)
ETF industry net inflows	$90.1	$30.8	$43.2	$155.5	$140.1
WisdomTree market share of industry inflows	n/a	n/a	n/a	n/a	13.9%
Average ETF advisory fee during the period
Alternative strategy ETFs	0.78%	0.87%	0.95%	0.84%	0.95%
Emerging markets equity ETFs	0.71%	0.71%	0.72%	0.71%	0.71%
International developed equity ETFs	0.56%	0.56%	0.56%	0.56%	0.56%
International hedged equity ETFs	0.54%	0.54%	0.54%	0.54%	0.54%
Currency ETFs	0.50%	0.50%	0.50%	0.50%	0.50%
Fixed income ETFs	0.47%	0.48%	0.51%	0.48%	0.52%
U.S. equity ETFs	0.35%	0.35%	0.35%	0.35%	0.35%

Blended total	0.51%	0.52%	0.53%	0.52%	0.53%

EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets	$560,063	$488,069	$384,089	$437,934	$165,018
Inflows/(outflows)	92,045	20,578	191,044	236,084	386,757
Market appreciation/(depreciation)	(4,611)	51,416	(143,874)	(26,521)	(120,516)

End of period assets	$647,497	$560,063	$431,259	$647,497	$431,259

Average assets during the period	$575,248	$544,677	$419,112	$516,052	$325,393
Average ETP advisory fee during the period	0.82%	0.84%	0.83%	0.83%	0.83%
Number of ETPs – end of the period	67	67	62	67	62
Total UCITS ETFs (in thousands)
Beginning of period assets	$391,900	$396,901	$228,588	$335,938	$16,179
Inflows/(outflows)	(58,908)	26,931	62,217	39,463	235,302
Market appreciation/(depreciation)	38,315	(31,932)	(26,353)	(4,094)	12,971

End of period assets	$371,307	$391,900	$264,452	$371,307	$264,452

Average assets during the period	$437,767	$400,047	$246,558	$400,423	$160,278
Average UCITS ETF advisory fee during the period	0.44%	0.46%	0.45%	0.46%	0.44%
Number of UCITS ETFs – end of the period	27	27	12	27	12

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
CANADIAN LISTED ETFs
Total Canadian Listed ETFs (in thousands)
Beginning of period assets	—	—	—	—	—
Inflows/(outflows)*	$68,531	—	—	$68,531	—
Market appreciation/(depreciation)	(104)	—	—	(104)	—

End of period assets	$68,427	—	—	$68,427	—

Average assets during the period	$68,177	n/a	n/a	n/a	n/a
Average ETF advisory fee during the period	0.51%	n/a	n/a	n/a	n/a
Number of ETFs – end of the period	6	n/a	n/a	6	n/a

U.S. headcount	151	149	128	151	128
Non-U.S. headcount	52	55	34	52	34

*	ETFs inception date: July 14, 2016.

Note: Previously issued statistics may be restated due to trade adjustments.

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

	Three Months Ended September 30,		Change	Percent Change
	2016	2015
U.S. listed-Average AUM (in millions)	$38,710	$59,572	$(20,862)	(35.0%)
U.S. listed-Average ETF advisory fee	0.51%	0.53%	(0.02)

Advisory fees (in thousands)	$51,553	$80,520	$(28,967)	(36.0%)
Other income (in thousands)	236	233	3	1.3%

Total revenues (in thousands)	$51,789	$80,753	$(28,964)	(35.9%)

Advisory fees

Advisory fees revenues declined 36.0% from $80.5 million in the three months ended September 30, 2015 to $51.6 million in the comparable period in 2016 primarily due to declines in our AUM primarily in our two largest ETFs. Our average advisory fee for our U.S. listed ETFs declined from 0.53% in the three months ended September 30, 2015 to 0.51% in the comparable period in 2016 due to the change in AUM mix.

Other income

Other income was essentially unchanged from the three months ended September 30, 2015.

Expenses

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2016	2015
Compensation and benefits	$15,328	$19,407	$(4,079)	(21.0%)
Fund management and administration	10,372	10,519	(147)	(1.4%)
Marketing and advertising	3,600	3,573	27	0.8%
Sales and business development	3,075	2,438	637	26.1%
Professional and consulting fees	1,035	1,570	(535)	(34.1%)
Occupancy, communications and equipment	1,469	1,183	286	24.2%
Depreciation and amortization	332	253	79	31.2%
Third-party sharing arrangements	622	485	137	28.2%
Acquisition payment	—	172	(172)	n/a
Other	1,731	1,620	111	6.9%

Total expenses	$37,564	$41,220	$(3,656)	(8.9%)

	Three Months Ended September 30,
As a Percent of Revenues:	2016	2015
Compensation and benefits	29.6%	24.0%
Fund management and administration	20.0%	13.0%
Marketing and advertising	7.0%	4.4%
Sales and business development	5.9%	3.0%
Professional and consulting fees	2.0%	2.0%
Occupancy, communications and equipment	2.8%	1.5%
Depreciation and amortization	0.7%	0.3%
Third-party sharing arrangements	1.2%	0.6%
Acquisition payment	n/a	0.2%
Other	3.3%	2.0%

Total expenses	72.5%	51.0%

Compensation and benefits

Compensation and benefits expense declined 21.0% from $19.4 million in the three months ended September 30, 2015 to $15.3 million due to lower accrued incentive compensation relating to year-to-date outflows we experienced partly offset by higher headcount related expenses to support our growth and higher stock-based compensation due to equity awards we granted as of part 2015 incentive compensation. Our global headcount was 162 at September 30, 2015 compared to a global headcount of 203 at September 30, 2016.

Fund management and administration

Fund management and administration expense declined 1.4% from $10.5 million in the three months ended September 30, 2015 to $10.4 million in the comparable period in 2016 primarily due to lower fund costs for our U.S. listed ETF business as a result of lower average AUM partly offset by higher costs for additional fund launches by our European and Canadian businesses. We had 79 U.S. listed ETFs and 74 European listed products at September 30, 2015 compared to 93 U.S. listed ETFs, 94 European listed products and 6 Canadian listed ETFs at September 30, 2016.

Marketing and advertising

Marketing and advertising expense was essentially unchanged from the three months ended September 30, 2015.

Sales and business development

Sales and business development expense increased 26.1% from $2.4 million in the three months ended September 30, 2015 to $3.1 million in the comparable period in 2016 due to higher spending for sales data related initiatives.

Professional and consulting fees

Professional and consulting fees declined 34.1% from $1.6 million in the three months ended September 30, 2015 to $1.0 million in the comparable period in 2016 primarily due to fees incurred in the prior year associated with our acquisition of the GreenHaven family of commodity ETFs, which was completed in January 2016.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 24.2% from $1.2 million in the three months ended September 30, 2015 to $1.5 million in the comparable period in 2016 primarily due to technology initiatives and higher costs for our office space in London.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged from the three months ended September 30, 2015.

Third-party sharing arrangements

Third-party sharing arrangements expense increased 28.2% from $0.5 million in the three months ended September 30, 2015 to $0.6 million for the comparable period in 2016 due to higher fees to our third party marketing agent in Latin America.

Other

Other expense was essentially unchanged from the three months ended September 30, 2015.

Income tax

Our effective income tax rate for the three months ended September 30, 2016 was 44.1%, which resulted in income tax expense of $6.3 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on our foreign net operating losses and state and local income taxes.

Our effective income tax rate for the three months ended September 30, 2015 was 41.1%, which resulted in income tax expense of $16.2 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due to state and local income taxes and a valuation allowance on our foreign net operating losses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

	Nine Months Ended September 30,		Change	Percent Change
	2016	2015
U.S. listed-Average AUM (in millions)	$42,005	$55,705	$(13,700)	(24.6%)
U.S. listed-Average ETF advisory fee	0.52%	0.53%	(0.01)	—

Advisory fees (in thousands)	$168,099	$221,709	$(53,610)	(24.2%)
Other income (in thousands)	549	744	(195)	(26.2%)

Total revenues (in thousands)	$168,648	$222,453	$(53,805)	(24.2%)

Advisory fees

Advisory fees revenues declined 24.2% from $221.7 million in the nine months ended September 30, 2015 to $168.1 million in the comparable period in 2016 primarily due to declines in our AUM primarily in our two largest ETFs partly offset by higher revenues from our European listed products. Our average advisory fee for our U.S. listed ETFs declined from 0.53% in the nine months ended September 30, 2015 to 0.52% in the comparable period in 2016 due to the change in AUM mix.

Other income

Other income declined 26.2% from $0.7 million in the nine months ended September 30, 2015 to $0.5 million in the comparable period in 2016 due to unrealized currency losses on our cash balances for our European business.

Expenses

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2016	2015
Compensation and benefits	$44,897	$57,677	$(12,780)	(22.2%)
Fund management and administration	31,037	31,895	(858)	(2.7%)
Marketing and advertising	11,998	10,277	1,721	16.7%
Sales and business development	9,356	6,414	2,942	45.9%
Professional and consulting fees	5,235	4,637	598	12.9%
Occupancy, communications and equipment	3,932	3,044	888	29.2%
Depreciation and amortization	978	696	282	40.5%
Third-party sharing arrangements	2,238	1,265	973	76.9%
Acquisition payment	6,738	693	6,045	n/a
Other	5,186	4,364	822	18.8%

Total expenses	$121,595	$120,962	$633	0.5%

	Nine Months Ended September 30,
As a Percent of Revenues:	2016	2015
Compensation and benefits	26.6%	25.9%
Fund management and administration	18.4%	14.3%
Marketing and advertising	7.1%	4.6%
Sales and business development	5.6%	2.9%
Professional and consulting fees	3.1%	2.1%
Occupancy, communications and equipment	2.3%	1.4%
Depreciation and amortization	0.6%	0.3%
Third-party sharing arrangements	1.3%	0.6%
Acquisition payment	4.0%	0.3%
Other	3.1%	2.0%

Total expenses	72.1%	54.4%

Compensation and benefits

Compensation and benefits expense declined 22.2% from $57.7 million in the nine months ended September 30, 2015 to $44.9 million due to lower accrued incentive compensation relating to year-to-date outflows we experienced partly offset by higher headcount related expenses to support our growth and higher stock-based compensation due to equity awards we granted as part of 2015 incentive compensation.

Fund management and administration

Fund management and administration expense declined 2.7% from $31.9 million in the nine months ended September 30, 2015 to $31.0 million in the comparable period in 2016 primarily due to lower fund costs for our U.S. listed ETF business as a result of lower average AUM partly offset by higher costs for additional fund launches by our European and Canadian businesses.

Marketing and advertising

Marketing and advertising expense increased 16.7% from $10.3 million in the nine months ended September 30, 2015 to $12.0 million in the comparable period in 2016 primarily due to website development and planned higher levels of marketing related activities.

Sales and business development

Sales and business development expense increased 45.9% from $6.4 million in the nine months ended September 30, 2015 to $9.4 million in the comparable period in 2016 primarily due to higher spending for sales related activities and costs associated with our Canadian office which opened in the current year.

Professional and consulting fees

Professional and consulting fees increased 12.9% from $4.6 million in the nine months ended September 30, 2015 to $5.2 million in the comparable period in 2016 primarily due to higher corporate services and technology related expenses in our non-U.S. offices.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 29.2% from $3.0 million in the nine months ended September 30, 2015 to $3.9 million in the comparable period in 2016 primarily due to technology related spending initiatives.

Depreciation and amortization

Depreciation and amortization expense increased 40.5% from $0.7 million in the nine months ended September 30, 2015 to $1.0 million in the comparable period in 2016 primarily due to expenses associated with purchases of fixed assets and leasehold improvements.

Third-party sharing arrangements

Third-party sharing arrangements expense increased 76.9% from $1.3 million in the nine months ended September 30, 2015 to $2.2 million for the comparable period in 2016 primarily due to higher fees to our third party marketing agent in Latin America.

Acquisition Payment

The nine months ended September 30, 2016 includes an acquisition payment expense of $6.0 million recognized in the second quarter of 2016, which was incurred in connection with the acceleration of the buyout of the remaining minority interest in our European business in May 2016.

Other

Other expense increased 18.8% from $4.4 million in the nine months ended September 30, 2015 to $5.2 million in the comparable period in 2016 primarily due to higher general and administrative expenses as well as fees for our independent directors.

Income tax

Our effective income tax rate for the nine months ended September 30, 2016 was 49.7%, which resulted in income tax expense of $23.4 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on our foreign net operating losses, the non-deductibility of the expense associated with the acceleration of the buyout of the remaining minority interest in our European business in May 2016 and state and local income taxes.

Our effective income tax rate for the nine months ended September 30, 2015 was 41.4%, which resulted in income tax expense of $42.0 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due to state and local income taxes and a valuation allowance on the Company’s foreign net operating losses.

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

The following table reflects the calculation of our gross margin and gross margin percentage:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
GAAP total revenue	$51,789	$80,753	$168,648	$222,453
Fund management and administration	(10,372)	(10,519)	(31,037)	(31,895)
Third-party sharing arrangements	(622)	(485)	(2,238)	(1,265)

Gross margin	$40,795	$69,749	$135,373	$189,293

Gross margin percentage	78.8%	86.4%	80.3%	85.1%

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2016	December 31, 2015
Balance Sheet Data (in thousands):
Cash and cash equivalents	$178,132	$210,070
Investments	16,229	23,689
Accounts receivable	17,282	27,576

Total: Liquid assets	211,643	261,335
Less: Total liabilities	(42,596)	(58,191)

Total: Available liquidity	$169,047	$203,144

	Nine Months Ended September 30,
	2016	2015
Cash Flow Data (in thousands):
Operating cash flows	$43,945	$110,148
Investing cash flows	(4,941)	(11,278)
Financing cash flows	(71,757)	(52,085)
Foreign exchange rate effect	815	(77)

(Decrease)/Increase in cash and cash equivalents	$(31,938)	$46,708

Liquidity

We consider our available liquidity to be our liquid assets less our liabilities. Liquid assets consist of cash and cash equivalents, accounts receivable and investments. We account for investments as held-to-maturity securities and have the intention and ability to hold to maturity. However, if needed, such investments could be sold for liquidity. Cash and cash equivalents include cash on hand with financial institutions and all highly liquid investments with an original maturity of 90 days or less at the time of purchase. Accounts receivable primarily represents receivables from advisory fees we earn from our ETPs. Investments represent federal agency debt instruments. Our liabilities consist primarily of payments owed to vendors and third parties in the normal course of business as well as accrued year end incentive compensation for employees.

Cash and cash equivalents declined by $31.9 million in the first nine months of 2016 to $178.1 million at September 30, 2016 primarily due to $39.1 million used to repurchase shares of our common stock, $32.7 million used for our quarterly dividends, $11.8 million for our acquisition of GreenHaven and $6.0 million used to purchase investments, partly offset by $43.9 million of cash generated by our operations and $13.6 million of proceeds from investments called during the period.

Cash and cash equivalents increased by $46.7 million in the first nine months of 2015 to $212.0 million at September 30, 2015 primarily due to $110.1 million of cash flow from operations and proceeds of $1.7 million from investments called during the period, partly offset by $32.9 million used for our quarterly dividend payments, $23.7 million used to repurchase shares of our common stock and $11.4 million used to purchase investments.

Capital Resources

Our principal source of financing is our operating cash flows. We believe that current cash flows generated by our operating activities should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. As a result, we expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. As part of our capital management, we maintain a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase up to $100.3 million of our common stock over three years, including purchases to offset future equity grants made under our equity plans. During the first nine months of 2016, we repurchased 3.7 million shares of our common stock under the repurchase program for an aggregate cost of $39.1 million. These shares were returned to the status of authorized and unissued on our books and records.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of September 30, 2016:

		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$38,151	$1,057	$7,188	$8,605	$21,301
Acquisition payable	3,697	3,697	—	—	—

Total	$41,848	$4,754	$7,188	$8,605	$21,301

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

Goodwill and Intangible Assets

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill is impaired if its estimated fair value is less than its carrying value. We have designated April 30th as our annual impairment testing date. Goodwill was tested for impairment during the three months ended June 30, 2016. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. The impairment evaluation is performed at the lowest level of identifiable cash flows independent of other assets. We have designated November 30th as our annual impairment testing date for indefinite-lived intangible assets related to the GreenHaven acquisition.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the standard replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. Accordingly, the new methodology will be utilized when assessing our investments classified as held-to-maturity for impairment. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company early adopted ASU 2015-17 effective December 31, 2015, retrospectively. Adoption resulted in a reclassification of $9.3 million from current to noncurrent assets on our Consolidated Balance Sheet at December 31, 2015.

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

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank and federal agency debt instruments which totaled $153.5 million and $161.2 million as of September 30, 2016 and December 31, 2015, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the risk factors and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2016 to July 31, 2016	42,364	$10.65	42,364
August 1, 2016 to August 31, 2016	266,253	$10.15	266,253
September 1, 2016 to September 30, 2016	29,207	$10.50	29,207

Total	337,824	$10.25	337,824	$96,768

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100.0 million. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019, increasing the total authorized repurchase amount to $100.3 million. During the three months ended September 30, 2016, we repurchased 337,824 shares of our common stock under this program for an aggregate cost of $3.5 million. As of September 30, 2016, $96.8 million remained under this program for future purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Reference Exhibit No.

3.1 (1)	Amended and Restated Certificate of Incorporation	3.1

3.2 (1)	Amended and Restated Bylaws	3.2

4.1 (1)	Specimen Common Stock Certificate	4.1

4.2 (1)	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006	4.2

4.3 (1)	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006	4.3

4.4 (1)	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009	4.4

4.5 (1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009	4.5

31.1 (2)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (2)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (2)	Section 1350 Certification

101 (2)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2016.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer and President (Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)