Form 10-K
period 2016-12-31
WisdomTree Investments, Inc.
filed 2017-03-01
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates (computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2016) was $1,120,852,597. At February 17, 2017, there were 136,622,560 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2017, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE INVESTMENTS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2016

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

Our Company

We are the only publicly-traded asset management company that focuses exclusively on ETPs. We were the tenth largest ETP sponsor in the world based on assets under management, or AUM, with AUM of $41.3 billion globally as of December 31, 2016. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, or a basket of or a single commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

Our U.S. listed ETFs make up the vast majority of our global AUM. As of December 31, 2016, we were the seventh largest ETF sponsor in the U.S. by AUM. Our family of ETFs includes funds that track our own indexes, funds that track third party indexes and actively managed funds. We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers and institutional investors.

We focus on creating ETFs for investors that offer thoughtful innovation, smart engineering and redefined investing. Most of our index-based funds employ a fundamentally weighted investment methodology, which weights securities on the basis of factors such as dividends or earnings, whereas most other ETF industry indexes use a capitalization weighted methodology. In June 2016, 19 of our U.S. listed ETFs established a 10-year track record, all of which employed a fundamentally weighted investment methodology and most of which outperformed their comparable benchmarks. We also offer actively managed ETFs, which are ETFs that are not based on a particular index but rather are actively managed with complete transparency into the ETF’s portfolio on a daily basis. Our broad regulatory exemptive relief enables us to use our own indexes for certain of our ETFs and actively manage other ETFs.

Business Segments

We operate as an ETP sponsor and asset manager providing investment advisory services in the U.S., Europe, Canada and Japan. These activities are reported in our U.S. Business and International Business segments, as follows:

•	U.S. Business segment: Our U.S. business and Japan sales office, which primarily engages in selling our U.S. listed ETFs to Japanese institutions; and

•	International Business segment: Our European business which commenced in April 2014 in connection with our acquisition of U.K. based ETP sponsor Boost ETP, LLP (“Boost”) and our Canadian business which launched its first six ETFs in July 2016.

The following charts reflect key operating and financial metrics for our businesses:

U.S. Business Segment

International Business Segment

Consolidated Operating Results

The following charts reflect the distribution and asset mix of our U.S. listed ETFs, which make up the vast majority of our global AUM as of December 31, 2016:

Approximately 43% of our AUM have been gathered in two of our U.S. listed ETFs – WisdomTree Europe Hedged Equity Fund (HEDJ) and WisdomTree Japan Hedged Equity Fund (DXJ) – which invest in European or Japanese equities, respectively, using our fundamentally weighted approach and, in addition, hedge exposure to the Euro or Yen. These two products also accounted for approximately 50% of our revenues in 2016.

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

We believe ETPs, the vast majority of which are comprised of ETFs, have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2016, there were approximately 2,000 ETPs in the U.S. with aggregate AUM of $2.5 trillion.

The chart below reflects the AUM of the global ETP industry since 2001:

Source: BlackRock

As of December 31, 2016, we were the seventh largest ETF sponsor in the U.S. and the tenth largest ETP sponsor in the world by AUM:

Rank	ETP Sponsor	AUM (in billions)
1	iShares	$1,293
2	Vanguard	$647
3	State Street	$539
4	PowerShares	$116
5	Nomura	$82
6	Deutsche Bank	$73
7	Charles Schwab	$60
8	Lyxor/Soc Gen	$54
9	First Trust	$42
10	WisdomTree	$41

Source: BlackRock

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

•	Tax efficiency. In the U.S., whenever a mutual fund or ETF realizes a capital gain that is not balanced by a realized loss, it must distribute the capital gain to its shareholders. These gains are taxable to all shareholders, even those who reinvest the gain distributions in additional shares of the fund. However, most ETFs typically redeem their shares through “in-kind” redemptions in which low-cost securities are transferred out of the ETF in exchange for fund shares in a non-taxable transaction. By using this process, ETFs avoid the transaction fees and tax impact incurred by mutual funds that sell securities to generate cash to pay out redemptions.

•	Uniform pricing. From a cost perspective, ETFs are one of the most equitable investment products on the market. Investors, regardless of their size, structure or sophistication, pay identical advisory fees. Unlike mutual funds, U.S. listed ETFs generally do not have different share classes or different expense structures for retail and institutional clients and ETFs typically are not sold with sales loads or 12b-1 fees. In many cases, ETFs offer lower expense ratios than comparable mutual funds.

ETFs are used in various ways by a range of investors, from conservative to speculative uses including:

•	Low cost index investing. ETFs provide exposure to a variety of broad-based indexes across equities, fixed income, commodities and other asset classes and strategies, and can be used as both long-term portfolio holdings or short term trading tools. ETFs offer an efficient and less costly method by which to gain exposure to indexes as compared to individual stock ownership.

•	Improved access to specific asset classes. Investors often use ETFs to gain access to specific market sectors or regions around the world by investing in an ETF that holds a portfolio of securities in that region or segment rather than buying individual securities.

•	Asset allocation. Investors seeking to invest in various asset classes to develop an asset allocation model in a cost-effective manner can do so easily with ETFs, which offer broad exposure to various asset classes in a single security.

•	Protective hedging. Investors seeking to protect their portfolios may use ETFs as a hedge against unexpected declines in prices of securities arising from market movements and changes in currency and interest rates.

•	Income generation. Investors seeking to obtain income from their portfolios may buy fixed income ETFs that typically distribute monthly income or dividend-paying ETFs that encompass a basket of dividend-paying stocks rather than buying individual stocks.

•	Speculative investing. Investors with a specific directional opinion about a market sector may choose to buy or sell (long or short) an ETF covering or leveraging that market sector.

•	Arbitrage. Sophisticated investors may use ETFs in order to exploit perceived value differences between the ETF and the value of the ETF’s underlying portfolio of securities.

•	Diversification. By definition, ETFs represent a basket of securities and each fund may contain hundreds or even thousands of different individual securities. The “instant diversification” of ETFs provides investors with broad exposure to an asset class, market sector or geography.

ETFs are one of the fastest growing sectors of the asset management industry. According to the Investment Company Institute, from January 1, 2014 through December 31, 2016, U.S. listed equity ETFs have generated positive inflows of approximately $550 billion while long-term equity mutual funds have experienced outflows of approximately $310 billion. U.S. listed ETF fixed income flows also have surpassed long-term fixed income mutual fund flows as fixed income ETFs have generated positive inflows of approximately $189 billion compared to $125 billion of inflows for long-term fixed income mutual funds during this same period. We believe this trend is due to the inherent benefits of ETFs, that is: transparency, liquidity and tax efficiency.

We believe our growth, and the growth of the ETF industry in general, will continue to be driven by the following factors:

•	Education and greater investor awareness. Over the last several years, ETFs have been taking a greater share of inflows and AUM from mutual funds. We believe as a result of market downturns during the economic crisis, investors have become more aware of some of the deficiencies of mutual funds and other financial products. In particular, we believe investors are increasing their focus on important characteristics of their traditional investments—namely transparency, tradability, liquidity, tax efficiency and fees. Their attention and education focused on these important investment characteristics may be one of the drivers of the shift in inflows from traditional mutual funds to ETFs. We believe as investors become more aware and educated about ETFs and their benefits, ETFs will continue to take market share from traditional mutual funds and other financial products or structures such as hedge funds, separate accounts and individual stocks.

•	Move to fee-based models. Over the last several years, many financial advisers have changed the revenue model that they charge clients from one that is “transaction-based,” that is, based on commissions for trades or receiving sales loads, to a “fee-based” approach, where an overall fee is charged based on the value of AUM. This fee-based approach lends itself to the adviser selecting no-load, lower-fee financial products, and in our opinion, better aligns advisers with the interests of their clients. Since ETFs generally charge lower fees than mutual funds, we believe this model shift will benefit the ETF industry. As major brokerage firms and asset managers encourage their advisers to move towards fee-based models, we believe overall usage of ETFs likely will increase.

•	Innovative product offerings. Historically, ETFs tracked traditional equity indexes, but the volume of ETF growth has led to significant innovation and product development. As demand increased, the number of ETFs has also increased and today, ETFs are available for virtually every asset class including fixed income, commodities, alternative strategies, leveraged/inverse, real estate and currencies. We believe, though, that there remain substantial areas for ETF sponsors to continue to innovate, including alternative- and investment theme-based strategies, hard and soft commodities, and actively managed strategies. We believe the further expansion of ETFs will fuel further growth and investments from investors who typically access these products through hedge funds, separate accounts, stock investments or the futures and commodity markets.

•	New distribution channels. Online retail discount brokers now offer free trading and promotion of select ETFs. We believe the promotion of ETF trading by discount brokers and their marketing of ETFs to a wider retail channel will contribute to the future growth of ETFs. Increasingly, institutional investors such as pensions, endowments and even mutual funds are using ETFs as trading tools as well as core holdings.

•	Changing demographics. As the “baby boomer” generation continues to mature and retire, we expect that there will be a greater demand for a broad range of investment solutions, with a particular emphasis on income generation and principal protection, and that more of these investors will seek advice from professional financial advisers. We believe these financial advisers will migrate more of their clients’ portfolios to ETFs due to their lower fees, better fit within fee-based models, and their ability to (i) provide access to more diverse market sectors, (ii) improve multi-asset class allocation, and (iii) be used for different investment strategies, including income generation. Overall, we believe ETFs are well-suited to meet the needs of this large and important group of investors. In addition, since many younger investors and financial advisers have demonstrated a preference for the ETF structure over traditional product structures, we believe that wealth transfers from one generation to another will also have a positive effect on ETF industry growth.

•	International Markets. We believe the growth of ETFs is a global phenomenon. While the U.S. currently represents the vast majority of global ETF assets, Europe, Canada, Asia and Latin America are growing. Many of the same growth drivers powering the U.S. ETF industry are gradually taking hold in global markets. Additionally, there is an increasing trend of non-U.S. institutional investors investing in U.S.-listed ETFs.

•	Regulation. In April 2016, the Department of Labor, or DOL, published its final rule to address conflicts of interest in retirement advice, commonly referred to as the Fiduciary Rule. The Fiduciary Rule is scheduled to become effective in April 2017. However, in February 2017, President Trump issued a presidential memorandum instructing the DOL to conduct an economic and legal analysis of the rule’s potential impact. As a result, the DOL has formally proposed a 60-day delay to the effective date. Also in February 2017, a Texas district court upheld the rule. In response to the Fiduciary Rule, industry experts predict an acceleration in the shift from commission to fee-based advisory models. Already, we have seen several large asset management firms announce changes to their platforms and policies in response to the Fiduciary Rule which favor fee based account structures. Also, in response to the Fiduciary Rule, several fund sponsors have implemented further fee reductions which have occurred primarily in commoditized exposures based upon third party indexes. If the Fiduciary Rule is ultimately implemented, we believe that ETFs’ competitiveness generally will increase due to the inherent benefits of ETFs – transparency and liquidity; and while we are not immune to fee pressure, we believe our proprietary approach and self-indexing differentiates us from the competition. Even if the Fiduciary Rule is not implemented, we believe certain large firms nevertheless will move forward with changes that were developed to comply with the rule.

Additionally, while the shift toward fee-based models continues to take hold in the U.S. market as described above, regulatory initiatives in international markets are accelerating this trend in new markets. We believe regulations that discourage a commission model and mandate transparency of fees are conducive for ETF growth.

Our Competitive Strengths

•	Well-positioned in large and growing markets. We believe that ETFs are well positioned to grow significantly faster than the asset management industry as a whole, making our focus on ETFs a significant advantage versus other traditional asset management firms. At December 31, 2016, we were the seventh largest ETF sponsor in the U.S. by AUM. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage. We believe that our early leadership in a number of asset classes positions us well to maintain a leadership position.

•	Strong performance. We create our own indexes, most of which weight companies in our equity ETFs by a measure of fundamental value and are rebalanced annually. By contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. In addition, we also offer actively managed ETFs, as well as ETFs based on third party indexes. In evaluating the performance of our U.S. listed equity, fixed income and alternative ETFs against actively managed and index based mutual funds and ETFs, 95% of the $37.1 billion invested in our ETFs and 69% (52 of 75) of our ETFs covered by Morningstar outperformed their comparable Morningstar average since inception as of December 31, 2016.

•	Differentiated product set, powered by innovation. We have a broad and diverse product set. Our products span a variety of traditional and high growth asset classes, including equities, fixed income, currencies and alternatives, and include both passive and actively managed funds. Our innovations include launching the industry’s first emerging markets small-cap equity ETF, the first actively managed currency ETFs, one of the first international local currency denominated fixed income ETFs, the first managed futures strategy ETF, the first currency hedged international equity ETFs in the U.S. and the first smart beta corporate bond suite.

Our product development strategy comes from two competitive advantages:

•	Self-indexing. The majority of our ETFs are based on proprietary WisdomTree indexes which we believe gives us several advantages. First, it minimizes our third party index licensing fees, which increases our profitability. Second, because we develop our own intellectual property, we are intimately familiar with our strategies and able to effectively communicate their value proposition in the market with research content and support. Third, it can enhance our speed to market and first mover advantage. Fourth, because these indexes are proprietary to WisdomTree, we may face similar competition, but we never face exact competition. Our competitors license similar third party indexes and need to compete on price to differentiate their offerings.

•	Broad regulatory relief. Our broad exemptive relief also allows us to bring unique products to markets, including actively managed funds.

We believe that our expertise in product development combined with our self-indexing capabilities and regulatory exemptive relief provides a strategic advantage, enabling us to launch innovative ETFs that others may not be able to launch as quickly.

•	Extensive marketing, research and sales efforts. We have invested significant resources to establish the WisdomTree brand through targeted television, print and online advertising, social media, as well as through our public relations efforts. The majority of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisers, independent advisory firms and institutional investors who use our ETFs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisers at leading national brokerage firms, registered investment advisers and high net worth advisers. We believe that by strategically aligning these adviser relationships and marketing campaigns with targeted research and sales initiatives and products that align with market sentiment, we differentiate ourselves from our competitors.

•	Efficient business model with lower risk profile. We have invested heavily in the internal development of our core competencies with respect to product development, marketing, research and sales of ETFs. We outsource to third parties those services that are not our core competencies or may be resource or risk intensive, such as the portfolio management responsibilities and fund accounting operations of our ETFs. In addition, since we create our own indexes for most of our ETFs, we usually do not incur many licensing costs.

•	Strong, seasoned and creative management team. We have built a strong and dedicated senior leadership team. Most of our leadership team has significant ETF or financial services industry experience in fund operations, regulatory and compliance oversight, product development and management or marketing and communications. We believe our team, by developing an ETF sponsor from the ground up despite significant competitive, regulatory and operational barriers, has demonstrated an ability to innovate as well as recognize and respond to market opportunities and effectively execute our strategy.

Our Growth Strategies

Our goal is to become one of the top five ETF sponsors in the world. We believe our continued execution will enable us to increase trading volumes and build longer performance track records, which should allow us to attract additional investors and, in turn, further grow our AUM. We will seek to increase our market share and build additional scale by continuing to implement the following growth strategies:

•	Increase penetration within existing distribution channels and expand to new distribution channels. We believe there is an opportunity to increase our market share by further penetrating existing distribution channels, expanding into new distribution channels and by cross-selling additional WisdomTree ETFs. To achieve these objectives, we intend to continue our strategy of targeted advertising and direct marketing, coupled with our research-focused sales support initiatives, to enhance product awareness.

In addition, in November 2016, we made a $20.0 million strategic investment for a 36% fully diluted equity interest in AdvisorEngine, Inc., formerly known as Vanare, Inc., an end-to-end digital wealth management platform which enables individual customization of investment philosophies. We and AdvisorEngine also entered into a strategic agreement whereby our asset allocation models are made available through AdvisorEngine’s open architecture platform and we actively introduce the platform to our distribution network. AdvisorEngine offers an array of distinct product offerings that provide advisors with new client prospecting tools, online client onboarding, institutional grade analytics, trading, performance reporting and billing. Its technology is distinctive in that it provides these features from an advisor-centric point of view, allowing advisors to deepen their engagement with clients and demonstrate the value of the advisory relationship. We believe this investment will enable us to expand our relationships with advisors and actively participate in the digitization of the wealth management industry.

•	Launch innovative new products that diversify our product offerings and revenues. We believe our track record has shown that we can create and sell innovative ETFs that meet market demand. In 2017, we intend to target the retirement sector by leveraging our existing intellectual property to offer collective investment funds under the WisdomTree Collective Investment Trust, or CIT. The CIT is exempt from registration with the SEC as a bank-maintained collective investment fund established for employee benefit trusts. We believe that continued launches of new products will strengthen our business by allowing us to realize new inflows, maintain and grow our AUM and generate revenues across different market cycles as particular investment strategies move in and out of favor.

•	Grow our international business. To date, our sales and marketing have been principally focused on the domestic U.S. market. However, we have taken steps to broaden our reach around the world.

•	Europe. In April 2014, we acquired a majority stake in our European business and accelerated the buyout of the remaining minority interest in May 2016. Through this platform, we currently have listed 16 WisdomTree branded UCITS ETFs, and for some have created additional currency-hedged share classes, on the London Stock Exchange, Borsa Italiana, Deutsche Börse and SIX Swiss Exchange, and we continue to manage and grow the Boost lineup ETPs under the Boost brand.

•	Latin America. We have cross-listed certain of our ETFs on the Mexican stock exchange, targeting institutional investors trading foreign securities in Mexico. We are also party to a marketing arrangement with the Compass Group to market WisdomTree ETFs in Latin America.

•	Australia, New Zealand and Israel. In 2014, we entered into a marketing arrangement with BetaShares to market our U.S. listed ETFs in Australia and New Zealand, and in 2015, we entered into a similar arrangement in Israel.

•	Japan. In February 2016, we began selling our U.S. listed ETFs to the institutional market through our sales office in Japan. Moreover, we made regulatory filings in Japan which permit 27 of our U.S. listed ETFs to be marketed to retail investors in Japan. In addition, key personnel from our Japan office travel globally to market our Japan themed ETFs to institutional investors outside of Japan.

•	Canada. In April 2016, we established an office in Toronto and in July 2016 began distributing a select range of locally listed ETFs. We currently have listed six WisdomTree branded Canadian ETFs.

•	China. In July 2016, we entered into a global product partnership with ICBC Credit Suisse Asset Management (International) Company Limited to launch, market and distribute ETFs that track the S&P China 500 Index. A Luxembourg UCITS ETF listed in Europe marked the first product in this collaboration.

As ETFs are increasingly traded globally, we believe that international expansion of our marketing, communication and sales strategies will provide significant new growth avenues to participate in new regional markets as well as increasing cross-border investments by non U.S. institutional investors.

•	Selectively pursue acquisitions or partnerships. We may pursue acquisitions or enter into partnerships or other commercial arrangements that will enable us to strengthen our current business, expand and diversify our product offering, increase our AUM or enter into new markets. We believe entering into partnerships or pursuing acquisitions is a cost-effective means of growing our business and AUM. For example, in November 2016, we made a strategic investment in and entered into a strategic agreement with AdvisorEngine. In January 2016, we acquired the managing owner of the GreenHaven Continuous Commodity Index Fund, which has been renamed the WisdomTree Continuous Commodity Index Fund (NYSE Arca: GCC) to add commodities to our product set. In April 2014, we acquired a majority stake in our European business and accelerated the buyout of the remaining minority interest in May 2016.

Regulatory Framework of the ETF Industry

Not all ETPs are ETFs. ETFs are a distinct type of security with features that are different than other ETPs. ETFs are open-end investment companies or unit investment trusts regulated in the U.S. by the Investment Company Act of 1940, or the Investment Company Act. This regulatory structure is designed to provide investor protection within a pooled investment product. For example, the Investment Company Act requires that at least 40% of the Trustees for each ETF must not be affiliated persons of the fund’s investment manager, or Independent Trustees. If the ETF seeks to rely on certain rules under the Investment Company Act, a majority of the Trustees for that ETF must be Independent Trustees. In addition, as discussed below, ETFs have received orders from the staff of the SEC which exempt them from certain provisions of the Investment Company Act; however, ETFs generally operate under regulations that prohibit affiliated transactions, are subject to standard pricing and valuation rules and have mandated compliance programs. ETPs can take a number of forms in addition to ETFs, including exchange traded notes, grantor trusts or limited partnerships. In the U.S. market, a key factor differentiating ETFs, grantor trusts and limited partnerships from exchange traded notes is that the former hold assets underlying the ETP. Exchange traded notes, on the other hand, are debt instruments issued by the exchange traded note sponsor. Also, each of these structures has implications for taxes, liquidity, tracking error and credit risk.

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

Our U.S. Listed Products

As of December 31, 2016, we offered a comprehensive family of 94 ETFs.

International Hedged Equity ETFs

In December 2009, we launched the U.S. industry’s first currency hedged equity ETFs and currently have 24 such ETFs in the market. These ETFs provide exposure to a specified international equity market while hedging the currency exposure of that market relative to the U.S. dollar. In 2016, we launched dynamic currency hedged ETFs, including the Dynamic Currency Hedged International Equity ETF (DDWM), which was the most successful ETF launched in the U.S. in 2016 based on total AUM. Our international hedged equity ETFs are sub-advised by Mellon Capital, a subsidiary of The Bank of New York Mellon Corporation, or BNY Mellon.

Equity ETFs

We offer equity ETFs that provide access to the securities of large, mid and small-cap companies located in the U.S., international developed markets and emerging markets, as well as particular market sectors and styles.

Our equity ETFs track our own indexes, the majority of which are fundamentally weighted as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe weighting equity markets by dividends and income, rather than by market capitalization, can provide investors with better risk-adjusted returns over longer term periods in core equity exposures. In 2016, we experienced a record year of net inflows of $1.9 billion into our U.S. equity ETFs. Our equity ETFs are sub-advised by Mellon Capital.

Fixed Income ETFs

In 2010, we began launching international fixed income ETFs. Currently, these ETFs invest in emerging market countries, Asia Pacific ex-Japan countries or Australia and New Zealand. These ETFs are denominated in either local or U.S. currencies. We intend to launch additional fixed income bond funds and broaden our product offerings in this category. In December 2013, we launched a suite of rising rate bond ETFs based on leading fixed income benchmarks we license from third parties. In July 2015, we launched an ETF that seeks to track a yield-enhanced index of U.S. investment grade bonds and in 2016 we launched the industry’s first smart beta corporate bond suite. Our fixed income ETFs are sub-advised by either Mellon Capital, Western Asset Management, a subsidiary of Legg Mason, or Voya Investment Management, a subsidiary of Voya Financial Inc.

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

Alternative Strategy ETFs

In 2011, we launched the industry’s first managed futures strategy ETF and a global real return ETF. In 2015, we launched a dynamic long/short U.S. equity ETF and a dynamic bearish U.S. equity ETF. In 2016, we launched a collateralized put write strategy ETF on the S&P 500 index. We also intend to explore additional alternative strategy products in the future. Our managed futures strategy ETF and dynamic long/short and bearish U.S. equity ETFs are sub-advised by Mellon Capital and our global real return ETF is sub-advised by Western Asset Management.

Commodity ETFs

In January 2016, we acquired the managing owner of the GreenHaven Continuous Commodity Index Fund, which has been renamed the WisdomTree Continuous Commodity Index Fund (NYSE Arca: GCC).

Our International Listed Products

WisdomTree UCITS ETFs

In connection with our acquisition of our European business in April 2014 and its subsequent build out, we have launched 16 UCITS ETFs, and for some have created additional currency-hedged share classes, on the London Stock Exchange, Borsa Italiana, Deutsche Börse and SIX Swiss Exchange, providing exposure to large and small-cap U.S., European and emerging markets equities, as well as a diversified commodities strategy.

Boost ETPs

As part of the acquisition of our European business in April 2014, we acquired Boost’s equity, commodity, fixed income and currency ETPs, which are listed in Europe. As of December 31, 2016, there were 68 ETPs on the European platform.

Canadian ETFs

In April 2016, we established an office in Toronto and in July 2016 began distributing a select range of locally listed ETFs. We currently have listed six WisdomTree branded Canadian ETFs.

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

We have developed an extensive network and relationships with financial advisers and we believe our ETFs and related research are well structured to meet their needs and those of their clients. Our sales professionals act in a consultative role to provide the financial adviser with value-added services. We seek to consistently grow our network of financial advisers and we opportunistically seek to introduce new products that best deliver our investment strategies to investors through these distribution channels. We have our own team of approximately 70 sales professionals globally as of December 31, 2016. We plan to incrementally add to our sales force and invest in sales-related resources over the course of 2017 to further penetrate existing sales channels, and to better service new emerging distribution channels.

In addition, we have agreements with third parties to serve as the external marketing agents for the WisdomTree ETFs in Latin America, Australia, New Zealand and Israel as well as with certain brokerage firms to allow certain of our ETFs to trade commission free on their brokerage platforms in exchange for a percentage of our advisory fee revenues from certain AUM. We believe these arrangements expand our distribution capabilities in a cost-effective manner and we may continue to enter into such arrangements in the future.

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

Product Development

We are focused on driving continued growth through innovative product development. Due to our broad based regulatory exemptive relief, proprietary index development capabilities and a strategic focus on product development at the senior management level, we have demonstrated an ability to launch innovative and differentiated ETFs. When developing new funds, we seek to introduce product that can be first to market, offer improvement in structure or strategy relative to an incumbent product or offer some other key distinction relative to an incumbent product. In short, we want to add choice in the market and seek to introduce thoughtful investment solutions by avoiding commoditized products. Lastly, when launching new products, we seek to expand and diversify our overall product line.

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

The ETF industry is becoming significantly more competitive. There has been increased price competition in not only commoditized product categories such as traditional, market capitalization weighted index exposures, but also in fundamental or other non-market cap weighted or factor-based exposures. In addition, existing players have broadened their suite of products to different strategies that are, in some cases, similar to ours. Lastly, large traditional asset managers are also launching ETFs, some with similar strategies to ours.

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

U.S. Regulation

The investment management industry is subject to extensive regulation and virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. These laws generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of our business and to impose sanctions for failure to comply with these laws and regulations. Further, such laws and regulations may provide the basis for examination, inquiry, investigation, enforcement action and/or litigation that may also result in significant costs to us.

We are currently subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:

•	The Investment Advisers Act of 1940 (Investment Advisers Act). The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. One of our subsidiaries, WisdomTree Asset Management, Inc., or WTAM, is registered as an investment adviser under the Investment Advisers Act and, as such, is regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and broad obligations, including, among others, recordkeeping requirements, operational procedures, registration and reporting and disclosure obligations.

•	The Investment Company Act of 1940 (ICA). Nearly all of our WisdomTree ETFs are registered with the SEC pursuant to the Investment Company Act. These WisdomTree ETFs must comply with the requirements of the Investment Company Act and other regulations related to publicly offering and listing shares, as well as conditions imposed in the exemptive orders received by the ETFs, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the SEC has proposed new and/or revised provisions under the ICA that may impact current and future ETF investments and/or operations.

•	Broker-Dealer Regulations. Although we are not registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended, or Exchange Act, nor are we a member firm of the Financial Industry Regulatory Authority, or FINRA, many of our employees, including all of our salespersons, are licensed with FINRA and are registered as associated persons of the distributor of the WisdomTree ETFs and, as such, are subject to the regulations of FINRA that relate to licensing, continuing education requirements and sales practices. FINRA also regulates the content of our marketing and sales material.

•	Internal Revenue Code. The WisdomTree Trust generally has obligations with respect to the qualification of the registered investment company for pass-through tax treatment under the Internal Revenue Code.

•	U.S. Commodity Futures Trading Commission (CFTC) and National Futures Association (NFA). In 2012, the CFTC adopted regulations that have required us to become a member of the NFA and register as a commodity pool operator for a select number of our ETFs. In addition, in January 2016, we acquired the ownership interest in two commodity pool operators (one of which has since been dissolved) to ETFs that are not registered under the ICA and are thereby subject to additional requirements imposed by the CFTC and NFA. Each commodity pool operator is required to comply with numerous CFTC and NFA requirements.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This comprehensive overhaul of the financial services regulatory environment requires federal agencies to implement numerous new rules, which, as they are adopted, may impose additional regulatory burdens and expenses on our business, and also may negatively impact WisdomTree ETFs.

•	Employee Retirement Income Security Act of 1974 (ERISA). As investment adviser to the CIT, WTAM will be subject to the fiduciary responsibility standards and prohibited transaction restrictions of ERISA and will be required to comply with certain requirements under ERISA to satisfy those standards and avoid liability.

With respect to ETFs registered under the ICA, because such ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors need to obtain from the SEC exemptive relief from certain provisions of the ICA in order to operate ETFs. This exemptive relief allows the ETF sponsor to bring products to market for the specific products or structures for which the relief was requested and obtained. Applying for exemptive relief can be costly and take several months to several years depending on the type of exemptive relief sought. In addition, each WisdomTree ETF is listed on a secondary market, (each, an Exchange) and any new WisdomTree ETF will seek listing on an Exchange. While the SEC has already approved rules for Exchanges to allow index-based ETFs and active ETFs to list that meet prescribed requirements (e.g., minimum number, market value and trading volume of securities in the new ETF’s benchmark index or in its portfolio, as applicable), these rules do not allow ETFs that do not meet the prescribed requirements without specific SEC approval. The SEC approval process has historically taken months to complete and, in some cases, years. The SEC may ultimately determine not to allow such potential new WisdomTree ETFs or may require strategy modifications prior to approval.

FINRA rules and guidance may affect how WisdomTree ETFs are sold by member firms. Although we currently do not offer so-called leveraged ETFs in the U.S., which may include within their holdings derivative instruments such as options, futures or swaps to obtain leveraged exposures, recent FINRA guidance on margin requirements and suitability determinations with respect to customers trading in leveraged ETFs may influence how member firms effect sales of certain WisdomTree ETFs, such as our currency ETFs, which also use some forms of derivatives, including forward currency contracts and swaps, our international hedged equity ETFs, which use currency forwards, and our rising rates bond ETFs and alternative strategy ETFs, which use futures or options. In September 2015, FINRA issued an investor alert to help investors better understand “smart beta” products, or products that are linked to and seek to track the performance of alternatively weighted indices.

Finally, our common stock is traded on the NASDAQ Global Select Market and we are therefore also subject to its rules including corporate governance listing standards, as well as federal and state securities laws. In addition, the WisdomTree ETFs are listed on NYSE Arca, the NASDAQ Market and the BATS Exchange, and accordingly are subject to the listing requirements of those exchanges.

International Regulation

Our operations outside the U.S. are subject to the laws and regulations of various non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As we have expanded our international presence, a number of our subsidiaries and international operations have become subject to regulatory systems, in various jurisdictions, comparable to those covering our operations in the U.S. Regulators in these non-U.S. jurisdictions may have broad authority with respect to the regulation of financial services including, among other things, the authority to grant or cancel required licenses or registrations.

Irish and European Regulation

In connection with our acquisition of Boost and the subsequent build out of our European business, we are subject to Irish and European regulation of our WisdomTree UCITS ETFs and Boost ETPs as follows:

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

One of our subsidiaries, WisdomTree Management Limited, is an Ireland based management company providing investment and other management services to WisdomTree Issuer plc, or WTI, and WisdomTree UCITS ETFs. The WisdomTree UCITS ETFs are issued by WTI. WTI, a non-consolidated third party, is a public limited company organized in Ireland and is authorized as a UCITS by the Central Bank. All UCITS have their basis in EU legislation and once authorized in one European Economic Area, or EEA, Member State, may be marketed throughout the EU, without further authorization. This is described as an EU passport.

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

Boost ETPs

One of our subsidiaries, Boost Management Limited, is a Jersey based management company providing investment and other management services to Boost Issuer PLC, or BI, and Boost ETPs. The Boost ETPs are issued by BI. BI, a non-consolidated third party, is a public limited company organized in Ireland. It was established as a special purpose vehicle for the purposes of issuing collateralized exchange traded securities, or ETP Securities, under the Collateralized ETP Securities Programme described in its Base Prospectus. BI is not required to be licensed, registered or authorized under any current securities, commodities or banking laws of Ireland and operates without supervision by any authority in any jurisdiction.

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

Japanese Regulation

In February 2016, our Tokyo, Japan-based subsidiary, WisdomTree Japan Inc., or WTJ, became registered as a Type 1 Financial Instruments Business with the Kanto Local Finance Bureau (a part of Japan’s Ministry of Finance under authority delegated by the Financial Services Agency of Japan, or FSA). WTJ also is a member of the Japan Securities Dealers Association and the Japan Investor Protection Fund, and is required to comply with the various rules and regulations of each, as applicable. Although WTJ does not currently sponsor any locally listed ETFs in the Japanese market, it assists in the marketing of our U.S. listed ETFs to investors in Japan and, as such, is subject to local regulation within the parameters of its Type 1 Financial Instruments Business registration.

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

Canadian Regulation

Our Toronto, Canada based subsidiary, WisdomTree Asset Management Canada, Inc., or WTAMC, is registered as an investment fund manager and exempt market dealer (a restricted broker/dealer license for the exempt market) in certain Canadian jurisdictions where such registration is required. WTAMC’s registration as an investment fund manager enables it to act as fund manager to investment funds, including our Canadian ETFs, in Canada. WTAMC is a corporation incorporated under the Business Corporations Act (Ontario) and must comply with various obligations under that Act including with respect to the appointment of directors and officers, the conduct of meetings of directors and shareholders and the maintaining of books and records. As a registered investment fund manager and exempt market dealer, WTAMC is subject to the requirements of applicable securities laws including National Instrument 31-103 – Registration Requirements, Exemptions and Ongoing Registrant Obligations of the Canadian Securities Administrators, which prescribes registration requirements including proficiency requirements for certain individuals required to be registered on behalf of the firm, firm capital and reporting requirements, firm insurance coverage requirements and the requirement to establish and maintain policies and procedures to ensure compliance by the firm and individuals acting on its behalf with applicable securities legislation.

Our Canadian ETFs are public investment funds whose units are listed on the Toronto Stock Exchange. Our Canadian ETFs are in continuous distribution of their units and have filed prospectuses with the Canadian Securities Administrators in order to offer their units, which are required to be renewed annually. Our Canadian ETFs are subject to National Instrument 81-102 – Investment Funds of the Canadian Securities Administrators, which sets out requirements relating to the investments and limitations on certain investment strategies that may be undertaken by public investment funds as well as requiring fund portfolio assets to be held by independent qualified financial institutions and prescribing that certain fundamental fund changes necessitate obtaining approval of unitholders. Our Canadian ETFs are also subject to National Instrument 81-106 – Investment Fund Continuous Disclosure, which mandates the preparation and filing of annual audited and semi-annual unaudited financial statements for each fund as well as management reports of fund performance for the same periods which are required to be sent to unitholders of the fund. In addition, each of our Canadian ETFs also must prepare quarterly portfolio disclosure and annually prepare and make available its proxy voting disclosure, which is a record of how the fund voted the various portfolio securities held by it. Finally, National Instrument 81-107 – Independent Review Committee for Investment Funds, requires public investment funds to have an independent review committee, or IRC, consisting of at least three members, each of whom must be independent of the fund manager, to review and approve or make a recommendation relating to conflict of interest matters referred to the IRC by the fund manager for consideration that may arise in the course of managing the operations of a fund.

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

Employees

As of December 31, 2016 we had 209 full-time employees, of which 163 were in our U.S. Business segment and 46 were in our International Business segment. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Available Information

Company Website and Public Filings

Our website is located at www.wisdomtree.com, and our investor relations website is located at http://ir.wisdomtree.com. We make available, free of charge through our investor relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

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

Risks Related to Our Business and Our Industry

Net outflows during 2016 in our two largest ETFs have had, and in the future could continue to have, a negative impact on our revenues.

At December 31, 2016, approximately 43% of our U.S. listed ETF AUM was concentrated in two of our WisdomTree ETFs, with 23% in WisdomTree Europe Hedged Equity Fund (HEDJ) and 20% in WisdomTree Japan Hedged Equity Fund (DXJ). These two ETFs also accounted for approximately 50% of our revenues in 2016. As a result, our operating results are particularly exposed to the performance of these ETFs and our ability to maintain the AUM of these ETFs, as well as investor sentiment toward investing in the ETFs’ strategies. We are also subject to political, economic and market risks in either of these markets and to a weakening of the U.S. dollar relative to the Euro or Yen. During 2016, we experienced significant net outflows in HEDJ and DXJ, with HEDJ having $7.8 billion of net outflows and DXJ with $5.7 billion of net outflows, the majority of which were experienced during the first three quarters of 2016. While flows associated with these ETFs have begun to stabilize, we cannot assure you that this will continue. If HEDJ and DXJ were to continue to experience net outflows, our revenues would be adversely affected.

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

We derive a substantial portion of our revenues from a limited number of products and, as a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies.

At December 31, 2016, approximately 75% of our U.S. listed ETF AUM was concentrated in ten of our WisdomTree ETFs (with 23% in HEDJ and 20% in DXJ). As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

Much of our AUM is held in ETFs that invest in foreign securities and we therefore have substantial exposure to foreign market conditions and are subject to currency exchange rate risks.

Many of our ETFs invest in securities of companies, governments and other organizations located outside the U.S. and at December 31, 2016, approximately 68% of our AUM was comprised of such investments. Therefore, the success of our business is closely tied to market conditions in foreign markets. Investments in non-U.S. issuers are affected by political, social and economic uncertainty affecting a country or region in which we are invested. In addition, fluctuations in foreign currency exchange rates could reduce the revenues we earn from certain foreign invested ETFs. This occurs because an increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of the AUM in these ETFs, which, in turn, would result in lower revenues. Furthermore, investors are likely to believe certain foreign invested ETFs, as well as certain of our currency and fixed income ETFs, are a less attractive investment opportunity when the value of the U.S. dollar rises relative to non-U.S. currencies, which could have the effect of reducing investments in these ETFs, thus reducing revenues. Conversely, a weakening U.S. dollar may make less attractive our international hedged equity ETFs, as unhedged alternatives would benefit from the appreciation of the foreign currency or currencies while our hedged ETFs would not, which could result in redemptions in our funds. Since a substantial portion of our AUM at December 31, 2016 was held in our international hedged equity ETFs, a weakening of the U.S. dollar relative to the Euro or Yen may adversely affect our AUM and revenues.

Many of our WisdomTree ETFs have a limited track record and poor investment performance could cause our revenues to decline.

Many of our ETFs have a limited track record upon which an evaluation of their investment performance can be made. At December 31, 2016, of our total 94 U.S. listed ETFs, 56 had at least a three-year track record, 40 had at least a five-year track record and 19 had at least a ten-year track record. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all of our funds are useful, compelling and differentiated investment offerings, to more competitively align our overall product line in the current ETF landscape and to reallocate our attention and resources to areas of greater client interest. As a result, we may further adjust our product offerings, which may result in the closing of some of our ETFs, changing their investment objective or offering of new funds. The investment performance of our funds is important to our success. While strong investment performance could stimulate sales of our ETFs, poor investment performance, on an absolute basis or as compared to third party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering the AUM and reducing our revenues. Our fundamentally-weighted equity ETFs are designed to provide the potential for better risk-adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity ETFs may not perform well during certain shorter periods of time during different points in the economic cycle.

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

We depend on BNY Mellon, Western Asset Management, Voya Investment Management and GreenHaven Advisors to provide portfolio management services and other third parties to provide many critical services to operate our business and the WisdomTree ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm WisdomTree ETF shareholders.

We depend on third party vendors to provide us with many services that are critical to operating our business, including BNY Mellon, Western Asset Management, Voya Investment Management and GreenHaven Advisors as sub-advisers that provide us with portfolio management services, third party providers of index calculation services for our indexes, a distributor of the WisdomTree ETFs and a third party provider of indicative values of the portfolios of the WisdomTree ETFs. The failure of any of these key vendors to provide us and the WisdomTree ETFs with these services could lead to operational issues and result in financial loss to us and WisdomTree ETF shareholders.

The asset management business is intensely competitive. Many of our competitors have greater market share, offer a broader range of products, charge lower fees and have greater financial resources than we do. As a result, we may experience pressures on our pricing and market share.

Our business operates in intensely competitive industry segments. We compete directly with other ETF sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us. We compete based on a number of factors, including name recognition, service, investment performance, product features, breadth of product choices and fees. Several ETF sponsors with whom we directly compete are seeking to obtain market share based on low fees. Many of our competitors have greater market share, offer a broader range of products and have greater financial resources than we do. Some financial institutions operate in a more favorable regulatory environment and/or have proprietary products and distribution channels, which may provide certain competitive advantages to them and their investment products. Our competitors may also adopt products, services or strategies similar to ours, including the use of fundamentally-weighted indexes. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. We believe that competition within the ETF industry will continue to increase as more traditional asset management companies become ETF sponsors.

Competitive pressures could reduce revenues and profit margins.

The ETF industry is becoming significantly more competitive as existing players broaden their suite of products to offer different strategies that are, in some cases, similar to ours. Although the ETF industry currently has a higher barrier to entry as a result of the need for ETF sponsors to obtain exemptive relief from the SEC in order to operate ETFs, traditional asset managers, many of whom are much larger than us, have either already entered or started to enter the ETF space, and some competitors have launched ETFs using either third party or proprietary fundamentally weighted or factor-based indexes or currency hedged ETFs with fees that are generally equivalent to, and in some instances lower than, our ETFs. We expect that additional companies, both new and traditional asset managers, will continue to enter the ETF space.

There also has been increased price competition in not only commoditized product categories such as traditional, market capitalization weighted index exposures, but also in fundamental or other non-market cap weighted or factor-based exposures. Vanguard, Schwab, iShares and State Street primarily compete in this space and have offered low fee products for many years, but also have lowered prices across additional funds, or launched new funds at lower price points, along with other new market entrants noted above.

In addition, in 2008, the SEC proposed a rule that, if adopted, would eliminate the need to obtain exemptive relief, thereby lowering the barrier to entry. This proposed rule was never adopted and it is unclear whether a new rule could be proposed in 2017. ETFs that do not meet generic exchange listing standards, which historically included actively managed ETFs, have had to undergo a lengthy exchange listing process, which sometimes takes in excess of a year. However, in 2016, generic listing standards for active ETFs were approved, thereby reducing a barrier to entry for active ETFs that meet the new generic listing standards.

In addition, in December 2014, the SEC granted Eaton Vance and related parties an exemption from certain provisions of the Investment Company Act to permit the offering of a form of non-transparent exchange traded managed funds, and other unaffiliated fund complexes have signed up to launch such funds, with the first funds launching in 2016. In addition, the SEC rejected proposals from Precidian and BlackRock to also offer a form of non-transparent exchange traded product. Subsequently, Precidian refiled its application with changes intended to address the SEC’s concerns and other fund managers also have filed with the SEC for approval of other types of non-transparent exchange traded products, which could obtain approval in 2017. The launch of non-transparent exchange traded products may allow traditional actively managed mutual fund sponsors to compete more effectively against ETFs, which could reduce our revenues and profit margins.

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

Our business is subject to extensive regulation of our business and operations. Our U.S. subsidiary, WisdomTree Asset Management, Inc., or WTAM, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act, with respect to the WisdomTree ETFs for which WTAM acts as investment adviser. WTAM is also a member of the NFA and registered as a commodity pool operator for certain of our ETFs. In addition, one of our other subsidiaries, WisdomTree Commodity Services, LLC, is also a member of the NFA and registered as a commodity pool operator for a commodity ETF that is not registered under the Investment Company Act. As a commodity pool operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force in the U.S. regarding our U.S. listed ETFs is subject to the regulatory authority of FINRA. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our ETFs that invest in securities of issuers in foreign countries, in the offer and/or sales of our ETFs in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our UCITS ETFs, Boost ETPs and Canadian ETFs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and thus result in redemptions from our ETFs and impede our ability to retain WisdomTree ETF shareholders and develop new WisdomTree ETF shareholders, all of which may reduce our revenues.

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

The regulatory environment in which we operate also is subject to modifications and further regulation. Recently, concerns have been raised about ETFs’ possible contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. In addition, the SEC recently approved a broad set of reforms regarding data reporting and fund liquidity, and proposed a broad set of reforms regarding derivatives usage and business continuity that would apply to all registered funds, including ETFs, which may have a negative impact on our existing ETFs (including their operations and/or their performance) and our ability to launch new and innovative ETFs. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us or investors in the ETFs also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Regulatory uncertainty continues to surround the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which represented a comprehensive overhaul of the financial services regulatory environment and requires federal agencies to implement numerous new rules, which, if adopted, may impose additional regulatory burdens and expenses on our business. Compliance with new laws and regulations may result in increased compliance costs and expenses.

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

Our operations outside the U.S. are subject to the laws and regulations of various non-U.S. jurisdictions and non-U.S. regulatory agencies and bodies. As we have expanded our international presence, a number of our subsidiaries and international operations have become subject to regulatory systems, in various jurisdictions, comparable to those covering our operations in the U.S. Regulators in these non-U.S. jurisdictions may have broad authority with respect to the regulation of financial services including, among other things, the authority to grant or cancel required licenses or registrations.

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

We have experienced significant growth in recent years, which has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

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

Continued growth will require continued investment in personnel, information technology infrastructure and marketing activities, as well as further development and implementation of financial, operational and compliance systems and controls. We may not be successful in implementing all of the processes that are necessary to support our growth. Unless our growth results in an increase in our revenues that is at least proportionate to the increase in our costs associated with this growth, our future profitability will be adversely affected.

Our growth strategy also involves, among other things, launching innovative new products that diversify our product offerings and revenues. This will require us to develop products in areas in which we do not have significant prior experience. We may not be successful in developing new products and if developed and launched, we may not be successful in marketing these new products.

We recently expanded our business into Europe, Japan and Canada, which increases our operational, regulatory, financial and other risks.

In 2014, we expanded into Europe through the acquisition of Boost, and in 2016, we commenced operations in Japan and Canada. As a result of such expansion, we face increased operational, regulatory, financial, compliance, reputational and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. If our international products and operations experience any negative consequences or are perceived negatively in non-U.S. markets, it may also harm our reputation in other markets, including the U.S. market. Future international expansion could require us to incur additional up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with leases, the employment of additional support staff and regulatory compliance. Operating our business in non-U.S. markets may be more expensive than in the U.S. To the extent that our revenues do not increase to the same degree our expenses increase in connection with our expansion outside the U.S., our profitability could be adversely affected. Our International Business segment had pre-tax losses of $5.1 million, $9.2 million and $19.2 million for the years ended December 31, 2014, 2015 and 2016, respectively. We cannot provide any assurance that this segment will achieve profitability. Expanding our business into non-U.S. markets may also place significant demands on our existing infrastructure and employees.

The uncertainty regarding the potential U.K. exit from the European Union could adversely affect our business.

The referendum held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the European Union, referred to as the “Brexit.” Such an exit from the European Union would be unprecedented and it is unclear how the U.K.’s access to the EU Single Market (and vice versa), and the wider trading, legal and regulatory environment in which we operate, would be impacted and how this would affect our business and the global macroeconomic environment. The uncertainty surrounding the terms of the Brexit and its consequences could adversely impact the manner in which we conduct our operations in Europe, investor confidence and result in additional market volatility. It also could adversely affect our business, including our revenues, from either a decrease in the value of our AUM, which would result in lower advisory fees, or from investors in the WisdomTree ETFs selling their shares in favor of investments they perceive as less exposed to the Brexit risks, thus triggering redemptions that would also result in decreased AUM and lower fees.

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

The success of our business and the implementation of our growth strategy are highly dependent on our ability to attract, retain and motivate highly skilled, and sometimes highly specialized, employees, including in particular, operations, product development, research and sales personnel. Our employees may voluntarily terminate their employment at any time. The market for these individuals is extremely competitive and is likely to become more so as additional investment management firms enter the ETF industry. Our compensation methods may not enable us to recruit and retain required personnel. For example, price volatility in our common stock may impact our ability to effectively use equity grants as an employee compensation incentive. Also, we may need to increase compensation levels, which would decrease our net income or increase our losses. If we are unable to retain and attract key personnel, it could have an adverse effect on our business, results of operations and financial condition.

Changes in U.S. federal income tax law could make some of our products less attractive to investors.

Many of the WisdomTree ETFs seek to obtain the investment return achieved by our proprietary indexes that weigh index components based upon dividends. Even with the increase a few years ago in income tax rates applicable to dividends, corporate dividends continue to enjoy favorable tax treatment under current U.S. federal income tax law. If the income tax rates imposed on dividends were increased further, it may make these WisdomTree ETFs less attractive to investors.

Our expenses are subject to fluctuations that could materially affect our operating results.

Our results of operations are dependent in part on the level of our expenses, which can vary from quarter to quarter. Our expenses may fluctuate primarily as a result of discretionary spending, including additional headcount, accruals for incentive compensation, marketing, advertising and sales expenses we incur to support our growth initiatives. Accordingly, our results of operation may vary from quarter to quarter.

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

A terrorist attack, war, power failure, cyber-attack, natural disaster or other catastrophic or unpredictable event could adversely affect our revenues, expenses and operating results by: interrupting our normal business operations; inflicting employee casualties, including loss of our key employees; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence. We have a disaster recovery plan to address certain contingencies, but this plan may not be sufficient in responding or ameliorating the effects of all disaster scenarios. Similarly, these types of events could also affect the ability of the third party vendors that we rely upon to conduct our business, including parties that provide us with sub-advisory portfolio management services, custodial, fund accounting and administration services or index calculation services, to continue to provide these necessary services to us, even though they may also have disaster recovery plans to address these contingencies. In addition, a failure of the stock exchanges on which our ETFs trade to function properly could cause a material disruption to our business. If we or our third party vendors are unable to respond adequately or in a timely manner, these failures may result in a loss of revenues and/or increased expenses, either of which would have a material adverse effect on our operating results.

A change of control of our Company would automatically terminate our investment management agreements relating to the WisdomTree ETFs unless the Board of Trustees of the WisdomTree Trust and shareholders of the WisdomTree ETFs voted to continue the agreements. A change in control could occur if a third party were to acquire a controlling interest in our Company.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board must vote to continue such an agreement following any such assignment and the shareholders of the WisdomTree ETFs must approve the assignment. The cost of obtaining such shareholder approval can be significant and ordinarily would be borne by us. Similarly, under the Investment Advisers Act, a client’s investment management agreement may not be “assigned” by the investment adviser without the client’s consent.

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

Risks Relating to our Common Stock

The market price of our common stock has been fluctuating significantly and may continue to do so, and you could lose all or part of your investment.

The market price of our common stock has been fluctuating significantly and may continue to do so, depending upon many factors, some of which may be beyond our control, including:

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

We may issue additional shares of our common stock in the future, either in connection with an acquisition or for other business reasons. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement, could have a material adverse effect on the market price of our common stock.

The members of our Board of Directors, their affiliates and our executive officers, as stockholders, can exert significant influence over our Company.

As of December 31, 2016, the members of our Board of Directors and our executive officers, as stockholders, collectively beneficially owned approximately 16.6% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our Company, including the election of directors. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

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

We may be subject to reviews, inspections and investigations by the SEC, CFTC, NFA, state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. We are not currently party to any litigation that is expected to have a material impact on our business, financial position, results of operations or cash flows.

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

Period	High	Low	Dividends Declared
Fiscal 2016
Quarter ended December 31, 2016	$13.32	$8.00	$0.08
Quarter ended September 30, 2016	$12.07	$9.03	$0.08
Quarter ended June 30, 2016	$13.13	$8.70	$0.08
Quarter ended March 31, 2016	$15.63	$9.75	$0.08

Fiscal 2015
Quarter ended December 31, 2015	$22.33	$14.68	$0.33	(1)
Quarter ended September 30, 2015	$26.23	$15.25	$0.08
Quarter ended June 30, 2015	$23.26	$18.08	$0.08
Quarter ended March 31, 2015	$22.35	$14.09	$0.08

(1)	Represents special cash dividend of $0.25 per share and regular quarterly cash dividend of $0.08 per share.

As of December 31, 2016, there were 248 holders of record of shares of our common stock and we believe there were approximately 36,300 beneficial owners of our common stock.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
October 1, 2016 to October 31, 2016	25,785	$10.23	25,785
November 1, 2016 to November 30, 2016	—	$—	—
December 1, 2016 to December 31, 2016	—	$—	—

Total	25,785	$10.23	25,785	$96,505

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100 million. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019, increasing the total authorized repurchase amount to $100.3 million. During the three months ended December 31, 2016, we repurchased 25,785 shares of our common stock under this program for an aggregate cost of approximately $0.3 million. As of December 31, 2016, $96.5 million remained under this program for future purchases.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our consolidated financial statements and the related notes included elsewhere in this Report. The selected consolidated statements of operations data presented below under the heading “Consolidated Statements of Operations Data” for the years ended December 31, 2014, 2015 and 2016 and the selected consolidated balance sheet data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2015 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data presented below under the headings “Consolidated Statements of Operations Data” for the years ended December 31, 2012 and 2013 and under “Consolidated Balance Sheet Data” as of December 31, 2012, 2013 and 2014 have been derived from our consolidated financial statements not included in this Report. The historical results presented below are not necessarily indicative of the financial results to be expected for future periods.

	2012	2013	2014	2015	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Advisory fees	$84,024	$148,594	$182,816	$297,944	$218,465
Other income	774	874	946	998	981

Total revenues	84,798	149,468	183,762	298,942	219,446
Expenses:
Compensation and benefits	23,233	36,210	40,995	73,228	63,263
Fund management and administration	23,020	35,076	34,383	42,782	41,083
Marketing and advertising	5,363	8,309	11,514	13,371	15,643
Sales and business development	3,586	6,474	6,221	9,189	12,537
Professional and consulting fees	4,603	2,748	7,578	7,067	6,692
Occupancy, communications and equipment	1,419	2,784	3,578	4,299	5,211
Depreciation and amortization	307	439	821	1,006	1,305
Third party sharing arrangements	5,468	1,368	594	2,443	2,827
Goodwill impairment	—	—	—	—	1,676
Acquisition payment	—	—	—	2,185	6,738
Other	2,976	4,523	4,530	6,187	6,909
ETF shareholder proxy	3,264	—	—	—	—
Litigation, net	176	—	—	—	—
Exchange listing and offering	353	—	—	—	—

Total expenses	73,768	97,931	110,214	161,757	163,884
Income before taxes	11,030	51,537	73,548	137,185	55,562
Income tax expense	—	—	12,497	57,133	29,407

Net income	$11,030	$51,537	$61,051	$80,052	$26,155

Net income per share—basic	$0.09	$0.41	$0.46	$0.58	$0.19
Net income per share—diluted	$0.08	$0.37	$0.44	$0.58	$0.19
Weighted average common shares—basic	122,138	126,651	131,770	137,242	134,401
Weighted average common shares—diluted	137,968	139,797	138,551	138,825	135,539
Cash dividends declared per common share	$—	$—	$0.08	$0.57	$0.32

	2012	2013	2014	2015	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,246	$104,316	$165,284	$210,070	$92,722
Total assets	$63,425	$141,791	$220,751	$292,693	$249,767
Total liabilities	$12,365	$32,762	$36,466	$58,191	$48,423
Stockholders’ equity	$51,060	$109,029	$184,285	$234,502	$201,344

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

Introduction

We were the tenth largest ETP sponsor in the world (based on AUM), with AUM of $41.3 billion globally as of December 31, 2016. An ETP is a pooled investment vehicle that holds a basket of financial instruments, securities or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

Executive Summary

Our U.S. listed AUM, which makes up the vast majority of our global AUM, has fluctuated over the last three fiscal years, from $39.3 billion at the end of 2014, to $51.6 billion at the end of 2015 and $40.2 billion at the end of 2016. We tend to experience particularly strong inflows when our products align with market sentiment. For example, in 2015, our currency hedged European equity ETF (HEDJ) comprised the vast majority of our net inflows and offset the outflows we experienced in emerging markets as the aggressive monetary policy of the European Central Bank weakened the Euro, stimulating the local equity markets. Similarly, we experienced strong inflows into our currency hedged Japanese equity ETF (DXJ) in 2013 as a result of a weakening Yen due to political and economic policy changes in Japan. In 2016, we experienced significant outflows in these two products as those markets fell out of favor with investors.

Our financial results have fluctuated along with the changes in our AUM. Revenues were $183.8 million, $298.9 million and $219.4 million in 2014, 2015 and 2016, respectively.

Our short term strategic focus remains diversifying and stabilizing our asset base by offering innovative products, expanding our distribution capabilities, investing in technologies to offer differentiated services and expanding our global footprint.

Other business highlights for 2016 include the following:

•	We continued to invest in strategic growth initiatives in 2016 to better position us for longer term success. We launched 12 U.S. listed ETFs capitalizing on macro-investment themes and diversifying our product offerings. These launches included dynamic currency hedged ETFs, such as the Dynamic Currency Hedged International Equity ETF (DDWM), which was the most successful ETF launched in the U.S. in 2016 based on total AUM, the industry’s first smart beta corporate bond suite and a collateralized put write strategy ETF on the S&P 500 index. We also invested in marketing and sales related initiatives to support our existing ETFs as well as new ETF launches. Headcount increased by 32 globally, predominantly in sales and functions supporting sales, including research and marketing.

•	We executed on our global growth plans by establishing an office in Toronto and distributing a select range of locally listed ETFs in Canada. During 2016, we launched six new Canadian ETFs, four new Boost ETPs and 4 new WisdomTree UCITS ETFs. We also entered into a global product partnership with ICBC Credit Suisse Asset Management (International) Company Limited to launch, market and distribute ETFs that track the S&P China 500 Index. A Luxembourg UCITS ETF listed in Europe marked the first product in this collaboration.

•	In November 2016, we made a $20.0 million strategic investment for a 36% fully diluted equity interest in AdvisorEngine, formerly known as Vanare, an end-to-end digital wealth management platform which enables individual customization of investment philosophies. We and AdvisorEngine also entered into a strategic agreement whereby our asset allocation models are made available through AdvisorEngine’s open architecture platform and we actively introduce the platform to our distribution network. AdvisorEngine offers an array of distinct product offerings that provide advisors with new client prospecting tools, online client onboarding, institutional grade analytics, trading, performance reporting and billing. Its technology is distinctive in that it provides these features from an advisor-centric point of view, allowing advisors to deepen their engagement with clients and demonstrate the value of the advisory relationship.

•	In May 2016, we accelerated the buyout of the remaining minority interest in our European business and made management changes to drive continued growth.

•	We returned approximately $83.0 million to our stockholders through our ongoing quarterly cash dividend and stock buybacks.

Business Segments

We operate as an ETP sponsor and asset manager providing investment advisory services in the U.S., Europe, Canada and Japan. These activities are reported in our U.S. Business and International Business segments, as follows:

•	U.S. Business segment: Our U.S. business and Japan sales office, which primarily engages in selling our U.S. listed ETFs to Japanese institutions; and

•	International Business segment: Our European business which commenced in April 2014 in connection with our acquisition of Boost and our Canadian business which launched its first six ETFs in July 2016.

The following charts reflect key operating and financial metrics for our businesses:

U.S. Business Segment

International Business Segment

Consolidated Operating Results

Background

Market Environment

The following chart reflects the annual returns of the broad based equity indexes over the last three years. As the chart reflects, the broad based equity market indexes have been volatile since 2013.

Source: FactSet

The vast majority of our global AUM is in U.S. listed ETFs. The U.S. ETF industry also has been experiencing generally higher flows as the charts below reflect. In 2016, domestic equities gathered the majority of net inflows for the year:

Source: Investment Company Institute.

Industry Developments

The ETF industry is becoming significantly more competitive. There has been increased price competition in not only commoditized product categories such as traditional, market capitalization weighted index exposures, but also in fundamental or other non-market cap weighted or factor-based exposures. In addition, existing players have broadened their suite of products to offer different strategies that are, in some cases, similar to ours. Lastly, large traditional asset managers are also launching ETFs, some with similar strategies to ours. We do not know what effect, if any, increased price competition or the launch of these ETFs may have on our business. Within the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage, as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging, positions us well to maintain our position as one of the leaders of the ETF industry. Additionally, we believe our affiliated indexing or “self-indexing” model enables us to launch proprietary products which do not have exact competition.

In April 2016, the DOL published its final rule to address conflicts of interest in retirement advice, commonly referred to as the Fiduciary Rule. The Fiduciary Rule is scheduled to become effective in April 2017. However, in February 2017, President Trump issued a presidential memorandum instructing the DOL to conduct an economic and legal analysis on the rule’s potential impact. As a result, the DOL has formally proposed a 60-day delay to the effective date. Also in February 2017, a Texas district court upheld the rule. In response to the Fiduciary Rule, industry experts predicted an acceleration in the shift from commission-based to fee-based advisory models. Already, we have seen several large asset management firms announce changes to their platforms and policies in response to the Fiduciary Rule which favor fee based account structures. Also in response to the Fiduciary Rule, several fund sponsors have implemented further fee reductions which have occurred primarily in commoditized exposures based upon third party indexes. If the Fiduciary Rule is ultimately implemented, we believe that ETFs’ competitiveness generally will increase due to the inherent benefits of ETFs – transparency and liquidity; and while we are not immune to fee pressure, we believe our proprietary approach and self-indexing differentiates us from the competition. Even if the Fiduciary Rule is not implemented, we believe certain large firms nevertheless will move forward with changes that were developed to comply with the rule.

Components of Revenue

Advisory fees

The majority of our revenues are comprised of advisory fees we earn from our U.S. listed ETFs. We earn this revenue based on a percentage of the average daily value of AUM. Our average daily value of AUM is the average of the daily aggregate AUM of our ETFs as determined by the then current net asset value (as defined under Investment Company Act Rule 2a-4) of such ETFs as of the close of business each day. Our fee percentages for individual U.S. listed ETFs, net of fee waivers, range from 0.12% to 0.88%.

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

Each of our ETFs has a fixed advisory fee. In order to increase the advisory fee, we would need to obtain approval from a majority of the ETF shareholders, which may be difficult or not possible to achieve. There also may be a significant cost in obtaining such ETF shareholder approval. We do not need ETF shareholder approval to lower our advisory fee. From time to time, we implement voluntary waivers of a portion of our advisory fee. These waivers may expire without shareholder approval needing to be obtained. In addition, we earn a fee based on daily aggregate AUM of our ETFs in exchange for bearing certain fund expenses.

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

Compensation and benefits

Employee compensation and benefits expenses are expensed when incurred and include salaries, incentive compensation, and related benefit costs. Virtually all our employees receive incentive compensation that is based on our operating results as well as their individual performance. Therefore, a portion of this expense will fluctuate with our business results. In order to attract and retain qualified personnel, we must maintain competitive employee compensation and benefit plans. We would expect changes in employee compensation and benefits expense to be correlated with changes in our revenues and net inflows.

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

We expect our compensation and benefits expense for our U.S. Business segment will be between 28% to 31% of U.S. Business segment revenues in 2017.

Fund management and administration

Fund management and administration expenses are expensed when incurred and are comprised of the following costs we pay third party service providers to operate our ETFs:

•	portfolio management of our ETFs (sub-advisory);

•	fund accounting and administration;

•	custodial services;

•	transfer agency;

•	accounting and tax services;

•	printing and mailing of stockholder materials;

•	index calculation;

•	indicative values;

•	distribution fees;

•	legal and compliance services;

•	exchange listing fees;

•	trustee fees and expenses;

•	preparation of regulatory reports and filings;

•	insurance;

•	certain local income taxes; and

•	other administrative services.

We are not responsible for extraordinary expenses, taxes and certain other expenses.

BNY Mellon acts as sub-adviser for the majority of our ETFs and, prior to April 2014, also provided fund administration, custody and accounting related services for all the WisdomTree ETFs. In April 2014, we transferred our fund administration, custody and accounting related services to State Street. The fees we pay BNY Mellon and our other sub-advisers generally have minimums per fund which range from $25,000 to $80,000 per year with additional fees ranging between 0.015% and 0.20% of average daily AUM at various breakpoint levels depending on the nature of the ETF. In addition, we pay certain costs based on transactions in our ETFs or based on inflow levels. The fees we pay for accounting, tax, transfer agency, index calculation, indicative values and exchange listing are based on the number of ETFs we have. The remaining fees are based on a combination of both AUM and number of funds, or as incurred.

Marketing and advertising

Marketing and advertising expenses are recorded when incurred and include the following:

•	advertising and product promotion campaigns that are initiated to promote our existing and new ETFs as well as brand awareness;

•	development and maintenance of our website; and

•	creation and preparation of marketing materials.

Our discretionary advertising comprises the largest portion of this expense and we generally expect these costs to increase as we continue to execute our growth strategy and compete against other ETF sponsors. In addition, we may incur expenditures in certain periods to attract inflows, the benefit of which may or may not be recognized from increases to our AUM in future periods. However, due to the discretionary nature of some of these costs, they can generally be reduced if there were a decline in the markets.

Sales and business development

Sales and business development expenses are recorded when incurred and include the following:

•	travel and entertainment or conference related expenses for our sales force;

•	market data services for our research team;

•	sales related software tools;

•	voluntary payment of certain costs associated with the creation or redemption of ETF shares, as we may elect from time to time; and

•	legal and other advisory fees associated with the development of new funds or business initiatives.

Professional and consulting fees

Professional fees are expensed when incurred and consist of fees we pay to corporate advisers including accountants, tax advisers, legal counsel, investment bankers, human resources or other consultants. These expenses fluctuate based on our needs or requirements at the time. Certain of these costs are at our discretion and can fluctuate year to year.

Occupancy, communications and equipment

Occupancy, communications and equipment expense includes costs for our corporate headquarters in New York City as well as office related costs in our other locations.

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

Acquisition payment

Prior to May 2016, acquisition payment expense represented the change in the fair value of the buyout obligation of the remaining minority interest in our European business, in which we acquired a majority stake in April 2014. In May 2016, we accelerated the buyout of this remaining minority interest.

Other

Other expenses consist primarily of insurance premiums, general office related expenses, securities license fees for our sales force, public company related expenses, corporate related travel and entertainment and board of director fees, including stock-based compensation related to equity awards we granted to our directors.

Income tax

Income tax expense consists of taxes due to federal, various state and certain foreign authorities on our income. Our U.S. rate may change in the future if our share of income attributable to various states changes. In addition, income tax expense is impacted by a valuation allowance on foreign net operating losses. These losses may be recognized in the future if the foreign businesses (Europe and Canada) become profitable.

Also, in the first quarter of 2017 we will be adopting Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which requires income tax windfalls and shortfalls arising from stock-based compensation vesting and exercises to be recorded in income tax expense, rather than additional paid-in capital, when applicable. As a result, the adoption of the standard will increase volatility reported in income tax expense. During the first quarter of 2017, we anticipate recognizing approximately $1.0 million of income tax expense for tax shortfalls related to stock-based compensation vesting occurring during the period.

Factors that May Impact our Future Financial Results

Revenues

Our revenues are highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETFs, and is impacted by market sentiment.

A significant portion of our AUM is invested in securities issued outside of the U.S. Therefore, our AUM and revenues are affected by movements in global capital market levels and the strengthening or weakening of the U.S. dollar against other currencies. As the chart below reflects, as of December 31, 2016, 43% of our U.S. AUM was concentrated in two products with similar strategies – HEDJ, our European equity ETF which hedges exposure to the Euro, and DXJ, our Japanese equity ETF which hedges exposure to the Yen. The strengthening of the Euro or Yen against the U.S. dollar, or the decline in European or Japanese equity markets, may have an adverse effect on our results.

Another factor impacting our revenues is the fees associated with our ETFs. Our overall average fee rate is affected by the mix of flows into our ETFs. With a significant portion of our AUM invested in securities issued outside of the U.S., favorable market sentiment toward international equities (particularly during a time when the U.S. dollar is strengthening for our international currency hedged products) is likely to have a positive effect on our overall revenues and conversely unfavorable market sentiment is likely to have a negative impact.

We also currently compete within the ETF market against several large ETF sponsors, many smaller sponsors, as well as new entrants to the marketplace, including large asset management companies who have launched or announced intentions to launch ETF products. Competitive pressures could reduce revenues and profit margins as certain existing players have launched ETFs with fees that are generally equivalent to, and in some instances lower than, our ETFs. However, we believe that our ability to gather inflows into our ETFs, coupled with general stock market trends, will have the greatest impact on our business.

Expenses – Strategic Investments

We have made significant growth investments in our business over the last several years, which have elevated the recurring expense base for future years. While we will continue to strategically invest in our business, we expect our investment in new strategic growth initiatives to decrease and range from $3.0 million to $4.0 million in 2017. These initiatives include:

•	Continue to expand our sales force, sales support staff and sales activities;

•	Continue to launch ETFs to expand and diversify our product set;

•	Increase marketing and sales activities to bring more awareness of our existing and new products, as well as our brand; and

•	Invest in technology and operational support to better scale for future growth.

The components of our strategic growth initiatives may increase or decrease from our planned estimates depending on the nature of the growth initiatives and market conditions.

Income Taxes

The Trump administration has expressed the desire to advance major tax reform through Congress, including a reduction in the corporate tax rate. Our U.S. statutory income tax rate is currently approximately 40%. A reduction in the corporate tax rate would favorably impact our results to extent corporate tax reform is ultimately implemented.

Seasonality

We believe seasonal fluctuations in the asset management industry are common, however such trends are generally masked by global market events and market volatility in general. Therefore, period to period comparisons of ours or the industry’s flows and operating results may not be meaningful or indicative of results in future periods.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Year Ended December 31,
	2016	2015	2014
U.S. LISTED ETFs
Total ETFs (in millions)
Beginning of period assets	$51,639	$39,281	$34,884
Assets acquired	225
Inflows/(outflows)	(12,557)	16,856	5,075
Market appreciation/(depreciation)	857	(4,498)	(678)

End of period assets	$40,164	$51,639	$39,281

Average assets during the period	$41,012	$55,930	$35,308
Revenue days	366	365	365
Number of ETFs – end of the period	94	86	70
ETF Industry and Market Share (in billions)
ETF industry net inflows	$284	$231	$241
WisdomTree market share of industry inflows	n/a	7.3%	2.1%
Average ETF advisory fee during the period
Alternative strategy ETFs	0.79%	0.95%	0.95%
Emerging markets equity ETFs	0.71%	0.71%	0.68%
International developed equity ETFs	0.56%	0.56%	0.56%
International hedged equity ETFs	0.54%	0.54%	0.50%
Currency ETFs	0.50%	0.50%	0.49%
Fixed income ETFs	0.44%	0.52%	0.54%
U.S. equity ETFs	0.35%	0.35%	0.35%

Blended total	0.51%	0.53%	0.52%

EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets	$437,934	$165,018	$96,817 *
Inflows/(outflows)	197,870	539,780	119,084
Market appreciation/(depreciation)	(9,524)	(266,864)	(50,883)

End of period assets	$626,280	$437,934	$165,018

Average assets during the period	550,572	358,895	118,987
Average ETP advisory fee during the period	0.82%	0.83%	0.79%
Number of ETPs—end of period	68	64	50

Total UCITS ETFs (in thousands)
Beginning of period assets	$335,938	$16,179	$—
Inflows/(outflows)	51,905	287,573	16,036 **
Market appreciation/(depreciation)	10,172	32,186	143

End of period assets	$398,015	$335,938	$16,179

Average assets during the period	402,191	241,573	14,775
Average UCITS ETF advisory fee during the period	0.45%	0.46%	0.38%
Number of UCITS ETFs—end of period	16	12	6

	Year Ended December 31,
	2016	2015	2014

CANADIAN LISTED ETFs
Total ETFs (in thousands)
Beginning of period assets	$—	$—	$—
Inflows/(outflows)***	68,534	—	—
Market appreciation/(depreciation)	84	—	—

End of period assets	$68,618	$—	$—

Average assets during the period	67,640	n/a	n/a
Average ETF advisory fee during the period	0.47%	n/a	n/a
Number of ETFs—end of period	6	n/a	n/a

Headcount: U.S. Business Segment	163	143	101
Headcount: International Business Segment	46	34	23

*	As of April 15, 2014
**	UCITS first launched October 24, 2014
***	ETF inception date July 14, 2016

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Overview

	As of and for the Year Ended December 31,		Change		Percent Change
	2016	2015
Global AUM (in millions)
End of period assets	$41,257	$52,413		$(11,156)	(21.3%)

U.S. listed AUM (in millions)
Beginning of period assets	$51,639	$39,281
Assets acquired	225	—
Net inflows/(outflows)	(12,557)	16,856	$	n/a	n/a
Market appreciation/(depreciation)	857	(4,498)

End of period assets	$40,164	$51,639		$(11,475)	(22.2%)

Financial Results (in thousands)
Total revenues	$219,446	$298,942		$(79,496)	(26.6%)
Total expenses	163,884	161,757		2,127	1.3%

Pre-tax income	$55,562	$137,185		$(81,623)	(59.5%)
Net income	$26,155	$80,052		$(53,897)	(67.3%)

Our global AUM decreased 21.3% from $52.4 billion at the end of 2015 to $41.3 billion at the end of 2016. This change was primarily driven by changes in our U.S. listed AUM which decreased 22.2% from $51.6 billion at the end of 2015 to $40.2 billion at the end of 2016 due to $12.6 billion of net outflows partly offset by market appreciation. We reported pre-tax income of $55.6 million in 2016, a decrease of 59.5% from 2015 primarily due to lower revenues, and we reported net income of $26.2 million in 2016 compared to $80.1 million in 2015.

Revenues

	Year Ended December 31,		Change	Percent Change
	2016	2015
Global AUM (in millions)
Global - Average AUM	$42,032	$56,531	$(14,499)	(25.6%)

U.S. listed AUM (in millions)
U.S. listed - Average AUM	$41,012	$55,930	$(14,918)	(26.7%)
U.S. listed - Average ETF advisory fee	0.51%	0.53%	(0.02)	(3.8%)
Revenues (in thousands)
Advisory fees	$218,465	$297,944	$(79,479)	(26.7%)
Other income	981	998	(17)	(1.7%)

Total revenues	$219,446	$298,942	$(79,496)	(26.6%)

Advisory fees

Advisory fee revenues decreased 26.7% from $297.9 million in 2015 to $218.5 million in 2016 due to lower average AUM primarily resulting from net outflows from our two largest U.S. listed ETFs – our currency hedged European and Japan equity ETFs (HEDJ and DXJ, respectively). Our average U.S. advisory fee decreased to 0.51% from 0.53% during the year due to changes in product mix.

Other income

Other income was essentially unchanged from 2015 to 2016.

Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2016	2015
Compensation and benefits	$63,263	$73,228	$(9,965)	(13.6%)
Fund management and administration	41,083	42,782	(1,699)	(4.0%)
Marketing and advertising	15,643	13,371	2,272	17.0%
Sales and business development	12,537	9,189	3,348	36.4%
Professional and consulting fees	6,692	7,067	(375)	(5.3%)
Occupancy, communications and equipment	5,211	4,299	912	21.2%
Depreciation and amortization	1,305	1,006	299	29.7%
Third party sharing arrangements	2,827	2,443	384	15.7%
Goodwill impairment	1,676	—	1,676	n/a
Acquisition payment	6,738	2,185	4,553	208.4%
Other	6,909	6,187	722	11.7%

Total expenses	$163,884	$161,757	$2,127	1.3%

As a Percent of Revenues:	Year Ended December 31,
	2016	2015
Compensation and benefits	28.8%	24.5%
Fund management and administration	18.7%	14.3%
Marketing and advertising	7.1%	4.5%
Sales and business development	5.7%	3.1%
Professional and consulting fees	3.0%	2.4%
Occupancy, communications and equipment	2.5%	1.4%
Depreciation and amortization	0.6%	0.3%
Third party sharing arrangements	1.3%	0.8%
Goodwill impairment	0.8%	—
Acquisition payment	3.1%	0.7%
Other	3.1%	2.1%

Total expenses	74.7%	54.1%

Compensation and benefits

Compensation and benefits expense decreased 13.6% from $73.2 million in 2015 to $63.3 million in 2016 due to a significant decline in accrued incentive compensation as a result of net outflows we experienced in 2016 partly offset by higher headcount related expenses and higher stock-based compensation due to equity awards we granted as part of 2015 incentive compensation. Headcount of our U.S. Business segment was 143 and our International Business segment was 34 at the end of 2015 compared to 163 and 46, respectively, at the end of 2016.

Fund management and administration

Fund management and administration expense decreased 4.0% from $42.8 million in 2015 to $41.1 million in 2016. This decrease was primarily due to lower fund costs for our U.S. listed ETFs as a result of lower average AUM partly offset by higher costs for additional fund launches by our U.S., European and Canadian businesses. We had 86 U.S. listed ETFs and 76 European listed products at the end of 2015 compared to 94 U.S. listed ETFs, 84 European listed products and six Canadian listed ETFs at the end of 2016.

Marketing and advertising

Marketing and advertising expense increased 17.0% from $13.4 million in 2015 to $15.6 million in 2016 primarily due to higher levels of advertising related activities.

Sales and business development

Sales and business development expense increased 36.4% from $9.2 million in 2015 to $12.5 million in 2016 primarily due to higher spending on sales related activities.

Professional and consulting fees

Professional and consulting fees decreased 5.3% from $7.1 million in 2015 to $6.7 million in 2016. This decrease was primarily due to lower fees for strategic consulting services and lower recruiting fees partly offset by fees associated with our office in Canada that we established in April 2016.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 21.2% from $4.3 million in 2015 to $5.2 million in 2016 primarily due to technology initiatives and higher costs for our office space in Japan which was opened in the second quarter of 2015.

Depreciation and amortization

Depreciation and amortization expense increased 29.7% from $1.0 million in 2015 to $1.3 million in 2016 primarily due to expenses of our Japan office that we opened in the second quarter of 2015 and higher amortization for leasehold improvements to our New York office space.

Third party sharing arrangements

Third party sharing arrangements expense increased 15.7% from $2.4 million in 2015 to $2.8 million in 2016 primarily due to fees we pay to list our ETFs on third party platforms and higher fees to our marketing agent in Latin America.

Goodwill impairment

A goodwill impairment charge of $1.7 million was recorded during the three months ended December 31, 2016, which was related to an interim impairment test performed on the goodwill recognized in connection with the acquisition of a majority stake in our European business in April 2014. See Note 16 to our Consolidated Financial Statements.

Acquisition payment

Acquisition payment expense increased 208.4% from $2.2 million in 2015 to $6.7 million in 2016 as a result of the acceleration of the buyout of the remaining minority interest in our European business.

Other

Other expenses increased 11.7% from $6.2 million in 2015 to $6.9 million in 2016 primarily due to expenses of our Japan office that we opened in the second quarter of 2015 and increases other general and administrative expenses.

Income tax expense

Our effective income tax rate for the year ended December 31, 2016 was 52.9%, which resulted in income tax expense of $29.4 million. Our tax rate differed from the federal statutory rate of 35% primarily due to a valuation allowance on our foreign net operating losses, the acquisition payment expense and goodwill impairment charge (both of which are non-deductible) and state and local income taxes.

Our effective income tax rate for the year ended December 31, 2015 was 41.6%, which resulted in income tax expense of $57.1 million. Our tax rate differed from the federal statutory rate of 35% primarily due to state and local income taxes, foreign net operating losses and the acquisition payment expense (which is non-deductible).

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Overview

	As of and for the Year Ended December 31,		Change	Percent Change
	2015	2014
Global AUM (in millions)
End of period assets	$52,413	$39,462	$12,951	32.8%

U.S. listed AUM (in millions)
Beginning of period assets	$39,281	$34,884
Net inflows/(outflows)	16,856	5,075	$11,781	232.1%
Market appreciation/(depreciation)	(4,498)	(678)

End of period assets	$51,639	$39,281	$12,358	31.5%

Financial Results (in thousands)
Total revenues	$298,942	$183,762	$115,180	62.7%
Total expenses	161,757	110,214	51,543	46.8%

Pre-tax income	$137,185	$73,548	$63,637	86.5%
Net income	$80,052	$61,051	$19,001	31.1%

Our global AUM increased 32.8% from $39.5 billion at the end of 2014 to $52.4 billion at the end of 2015. This change was primarily driven by changes in our U.S. listed AUM which increased 31.5% from $39.3 billion at the end of 2014 to $51.6 billion at the end of 2015 due to $16.9 billion of net inflows partly offset by market depreciation. We reported pre-tax income of $137.2 million in 2015, an increase of 86.5% from 2014 primarily due to higher revenues, and we reported net income of $80.1 million in 2015 compared to $61.1 million in 2014.

Revenues

	Year Ended December 31,		Change	Percent Change
	2015	2014
Global AUM (in millions)
Global - Average AUM	$56,531	$35,442	$21,089	59.5%

U.S. listed - Average AUM (in millions)
U.S. listed - Average AUM	$55,930	$35,308	$20,622	58.4%
U.S. listed - Average ETF advisory fee	0.53%	0.52%	0.01	1.9%
Revenues (in thousands)
Advisory fees	$297,944	$182,816	$115,128	63.0%
Other income	998	946	52	5.5%

Total revenues	$298,942	$183,762	$115,180	62.7%

Advisory fees

Advisory fees revenues increased 63.0% from $182.8 million in 2014 to $297.9 million in 2015 due to higher average AUM primarily resulting from net inflows to our currency hedged European equity ETF (HEDJ) partly offset by market depreciation. The average U.S. advisory fee earned increased from 0.52% in 2014 to 0.53% in 2015 due to inflows into our higher fee ETFs.

Other income

Other income increased 5.5% from 2014 to 2015. This increase was primarily due to higher interest income from our growing cash balances and higher index licensing fees partly offset by losses on foreign currencies.

Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2015	2014
Compensation and benefits	$73,228	$40,995	$32,233	78.6%
Fund management and administration	42,782	34,383	8,399	24.4%
Marketing and advertising	13,371	11,514	1,857	16.1%
Sales and business development	9,189	6,221	2,968	47.7%
Professional and consulting fees	7,067	7,578	(511)	(6.7%)
Occupancy, communications and equipment	4,299	3,578	721	20.2%
Depreciation and amortization	1,006	821	185	22.5%
Third party sharing arrangements	2,443	594	1,849	311.3%
Acquisition payment	2,185	—	2,185	n/a
Other	6,187	4,530	1,657	36.6%

Total expenses	$161,757	$110,214	$51,543	46.8%

As a Percent of Revenues:	Year Ended December 31,
	2015	2014
Compensation and benefits	24.5%	22.3%
Fund management and administration	14.3%	18.7%
Marketing and advertising	4.5%	6.3%
Sales and business development	3.1%	3.4%
Professional and consulting fees	2.4%	4.1%
Occupancy, communications and equipment	1.4%	1.9%
Depreciation and amortization	0.3%	0.5%
Third party sharing arrangements	0.8%	0.3%
Acquisition payment	0.7%	0.0%
Other	2.1%	2.5%

Total expenses	54.1%	60.0%

Compensation and benefits

Compensation and benefits expense increased 78.6% from $41.0 million in 2014 to $73.2 million in 2015. This increase was primarily due to higher accrued incentive compensation due to our record inflow levels, increased headcount related expenses to support our growth and higher stock-based compensation due to equity awards granted to our employees as part of 2014 compensation. Headcount of our U.S. Business segment was 101 and our International Business segment was 23 at the end of 2014 compared to 143 and 34, respectively, at the end of 2015.

Fund management and administration

Fund management and administration expense increased 24.4% from $34.4 million in 2014 to $42.8 million in 2015. This increase was primarily due to costs associated with higher average U.S. listed AUM; printing and mailing fees as a result of additional holders of our U.S. listed ETFs; and other costs associated with additional ETFs. Lastly, we incurred higher costs for our non-U.S. listed ETFs as a result of new ETFs launched or cross listed in Europe. We had 70 U.S. listed ETFs and 56 European listed products at the end of 2014 compared to 86 U.S. listed ETFs and 76 European listed products at the end of 2015.

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

Professional and consulting fees

Professional and consulting fees decreased 6.7% from $7.6 million in 2014 to $7.1 million in 2015. This decrease was primarily due to lower fees for strategic consulting services, and advisory costs associated with the acquisition of a majority stake in our European business in April 2014, partly offset by higher recruiting fees as part of our sales force expansion plan.

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

Acquisition payment

Acquisition payment expense was $2.2 million in 2015. This expense represents the change in the estimated fair value of the buyout obligation of the remaining minority interest in our European business, the majority of which was acquired in April 2014. The buyout obligation is based on a formula that takes into account the AUM in the business, its profitability levels and the trading multiple of WETF.

Other

Other expenses increased 36.6% from $4.5 million in 2014 to $6.2 million in 2015 due to higher general and administrative expenses.

Income tax expense

Our effective income tax rate for the year ended December 31, 2015 was 41.6%, which resulted in income tax expense of $57.1 million. Our tax rate differed from the federal statutory rate of 35% primarily due to state and local income taxes, foreign net operating losses and the acquisition payment expense (which is non-deductible).

Our effective income tax rate for the year ended December 31, 2014 was 17.0%, which resulted in income tax expense of $12.5 million. Our tax rate differed from the federal statutory rate of 35% primarily due to the release of a valuation allowance on the Company’s U.S. deferred tax assets, which was partially offset by a charge arising from applying a lower state tax rate to the Company’s deferred tax assets upon completion of a state income tax study.

Quarterly Results

The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2015 and 2016. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands, except per share amounts)	Q1/15	Q2/15	Q3/15	Q4/15	Q1/16	Q2/16	Q3/16	Q4/16
Revenues
Advisory fees	$59,869	$81,320	$80,520	$76,235	$60,615	$55,931	$51,553	$50,366
Other income	272	239	233	254	263	50	236	432

Total revenues	60,141	81,559	80,753	76,489	60,878	55,981	51,789	50,798
Expenses
Compensation and benefits	19,601	18,669	19,407	15,551	15,226	14,343	15,328	18,366
Fund management and administration	10,168	11,208	10,519	10,887	10,044	10,621	10,372	10,046
Marketing and advertising	3,076	3,628	3,573	3,094	3,832	4,566	3,600	3,645
Sales and business development	1,900	2,076	2,438	2,775	2,447	3,834	3,075	3,181
Professional and consulting fees	1,463	1,604	1,570	2,430	2,835	1,365	1,035	1,457
Occupancy, communications and equipment	918	943	1,183	1,255	1,222	1,241	1,469	1,279
Depreciation and amortization	220	223	253	310	316	330	332	327
Third party sharing arrangements	283	497	485	1,178	907	709	622	589
Goodwill impairment	—	—	—	—	—	—	—	1,676
Acquisition payment	257	264	172	1,492	745	5,993	—	—
Other	1,235	1,509	1,620	1,823	1,632	1,823	1,731	1,723

Total expenses	39,121	40,621	41,220	40,795	39,206	44,825	37,564	42,289

Income before taxes	21,020	40,938	39,533	35,694	21,672	11,156	14,225	8,509
Income tax expense	8,958	16,766	16,245	15,164	9,600	7,505	6,270	6,032

Net income	$12,062	$24,172	$23,288	$20,530	$12,072	$3,651	$7,955	$2,477

Net income per share - basic	$0.09	$0.18	$0.17	$0.15	$0.09	$0.03	$0.06	$0.02

Net income per share - diluted	$0.09	$0.18	$0.17	$0.15	$0.09	$0.03	$0.06	$0.02

Dividends per common share	$0.08	$0.08	$0.08	$0.33	$0.08	$0.08	$0.08	$0.08

	Q1/15	Q2/15	Q3/15	Q4/15	Q1/16	Q2/16	Q3/16	Q4/16
Percent of Revenues
Revenues
Advisory fees	99.5%	99.7%	99.7%	99.7%	99.6%	99.9%	99.5%	99.1%
Other income	0.5%	0.3%	0.3%	0.3%	0.4%	0.1%	0.5%	0.9%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and benefits	32.6%	22.9%	24.0%	20.3%	25.0%	25.6%	29.6%	36.2%
Fund management and administration	16.8%	13.7%	13.0%	14.2%	16.5%	19.0%	20.0%	19.8%
Marketing and advertising	5.1%	4.4%	4.4%	4.0%	6.3%	8.2%	7.0%	7.2%
Sales and business development	3.2%	2.5%	3.0%	3.6%	4.0%	6.8%	5.9%	6.2%
Professional and consulting fees	2.4%	2.0%	2.0%	3.2%	4.7%	2.4%	2.0%	2.9%
Occupancy, communications and equipment	1.5%	1.2%	1.5%	1.7%	2.0%	2.2%	2.8%	2.5%
Depreciation and amortization	0.4%	0.3%	0.3%	0.4%	0.5%	0.6%	0.7%	0.6%
Third party sharing arrangements	0.5%	0.6%	0.6%	1.5%	1.5%	1.3%	1.2%	1.1%
Goodwill impairment	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	3.3%
Acquisition payment	0.4%	0.3%	0.2%	2.0%	1.2%	10.7%	0.0%	0.0%
Other	2.1%	1.9%	2.0%	2.4%	2.7%	3.3%	3.3%	3.4%

Total expenses	65.0%	49.8%	51.0%	53.3%	64.4%	80.1%	72.5%	83.2%

Income before taxes	35.0%	50.2%	49.0%	46.7%	35.6%	19.9%	27.5%	16.8%
Income tax expense	14.9%	20.6%	20.1%	19.8%	15.8%	13.4%	12.1%	11.9%

Net income	20.1%	29.6%	28.9%	26.9%	19.8%	6.5%	15.4%	4.9%

	Q1/15	Q2/15	Q3/15	Q4/15	Q1/16	Q2/16	Q3/16	Q4/16
Operating Statistics
U.S. LISTED ETFs (in millions)
Beginning of period assets	$39,281	$55,758	$61,299	$53,047	$51,639	$44,256	$38,046	$37,704
Assets acquired	—	—	—	—	225	—	—	—
Inflows/(outflows)	13,520	6,598	(661)	(2,601)	(5,359)	(4,949)	(2,381)	132
Market appreciation/(depreciation)	2,957	(1,057)	(7,591)	1,193	(2,249)	(1,261)	2,039	2,328

End of period assets	$55,758	$61,299	$53,047	$51,639	$44,256	$38,046	$37,704	$40,164

Average assets during the period	$46,391	$61,153	$59,572	$56,603	$45,475	$41,830	$38,710	$38,253
Number of ETFs – end of the period	70	75	79	86	93	99	93	94
ETF Industry and Market Share (in billions)
ETF industry net inflows	$55.6	$41.9	$43.2	$90.8	$34.6	$30.8	$91.3	$127.2
WisdomTree market share of industry inflows	23.8%	15.6%	n/a	n/a	n/a	n/a	n/a	0.1%

Average ETF advisory fee during the period
Alternative strategy ETFs	0.95%	0.95%	0.95%	0.94%	0.88%	0.87%	0.78%	0.77%
Emerging markets equity ETFs	0.71%	0.71%	0.72%	0.71%	0.71%	0.71%	0.71%	0.70%
International developed equity ETFs	0.56%	0.56%	0.56%	0.56%	0.56%	0.56%	0.56%	0.56%
International hedged equity ETFs	0.53%	0.54%	0.54%	0.54%	0.54%	0.54%	0.54%	0.54%
Currency ETFs	0.50%	0.50%	0.50%	0.50%	0.50%	0.50%	0.50%	0.50%
Fixed income ETFs	0.52%	0.52%	0.51%	0.51%	0.49%	0.48%	0.47%	0.46%
U.S. equity ETFs	0.35%	0.35%	0.35%	0.35%	0.35%	0.35%	0.35%	0.35%

Total	0.52%	0.53%	0.53%	0.52%	0.52%	0.52%	0.51%	0.50%

EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets	$165,018	$288,801	$384,089	$431,259	$437,934	$488,069	$560,063	$647,497
Inflows/(outflows)	145,382	50,331	191,044	153,023	123,461	20,578	92,045	(38,214)
Market appreciation/(depreciation)	(21,599)	44,957	(143,874)	(146,348)	(73,326)	51,416	(4,611)	16,997

End of period assets	$288,801	$384,089	$431,259	$437,934	$488,069	$560,063	$647,497	$626,280

Average assets during the period	220,479	336,588	419,112	445,011	428,857	544,676	575,248	640,101
Average ETP advisory fee during the period	0.81%	0.82%	0.83%	0.85%	0.84%	0.84%	0.82%	0.80%
Number of ETPs – end of the period	57	57	62	64	67	67	67	68

Total UCITS ETFs (in thousands)
Beginning of period assets	$16,179	$45,846	$228,588	$264,452	$335,938	$396,901	$391,900	$371,307
Inflows/(outflows)	28,851	144,234	62,217	52,271	71,440	26,931	(58,908)	12,442
Market appreciation/(depreciation)	816	38,508	(26,353)	19,215	(10,477)	(31,932)	38,315	14,266

End of period assets	$45,846	$228,588	$264,452	$335,938	$396,901	$391,900	$371,307	$398,015

Average assets during the period	29,708	204,568	246,558	286,816	356,814	400,047	437,767	375,286
Average UCITS ETF advisory fee during the period	0.40%	0.44%	0.45%	0.45%	0.47%	0.46%	0.44%	0.42%
Number of UCITS ETFs – end of the period	6	10	12	12	12	16	16	16

	Q1/15	Q2/15	Q3/15	Q4/15	Q1/16	Q2/16	Q3/16	Q4/16
CANADIAN LISTED ETFs
Total ETFs (in thousands)
Beginning of period assets	$—	$—	$—	$—	$—	$—	$—	$68,427
Inflows/(outflows)*	—	—	—	—	—	—	68,531	3
Market appreciation/(depreciation)	—	—	—	—	—	—	(104)	188

End of period assets	$—	$—	$—	$—	$—	$—	$68,427	$68,618

Average assets during the period	n/a	n/a	n/a	n/a	n/a	n/a	68,177	67,168
Average ETF advisory fee during the period	n/a	n/a	n/a	n/a	n/a	n/a	0.47%	0.46%
Number of ETFs – end of the period	n/a	n/a	n/a	n/a	n/a	n/a	6	6

Headcount - U.S. Business segment	109	118	132	143	153	157	159	163
Headcount – International Business segment	27	28	29	34	38	47	43	46

*	ETF inception date July 14, 2016

Segment Results

We operate as an ETP sponsor and asset manager providing investment advisory services in the U.S., Europe, Canada and Japan. These activities are reported in our U.S. Business and International Business reportable segments. The U.S. Business segment includes the results of our U.S. operations and Japan sales office. The results of our European and Canadian operations are reported as the International Business segment. Revenues are primarily derived in the U.S. and the vast majority of our AUM is currently located in the U.S.

The table below presents the net revenues, operating expenses and income before taxes of these segments.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
U.S. Business segment
Revenues	$212,490	$294,719	$182,947
Operating expenses	(137,769)	(148,384)	(104,316)

Income before taxes	$74,721	$146,335	$78,631

Average assets during the period (in millions)	$41,012	$55,930	$35,308
Average advisory fee during the period	0.51%	0.53%	0.52%

International Business segment
Revenues	$6,956	$4,223	$815
Operating expenses	(26,115)	(13,373)	(5,898)

Loss before taxes	$(19,159)	$(9,150)	$(5,083)

European ETPs – Average assets during the period (in thousands)	$550,572	$358,895	$118,987
UCITS ETFs – Average asset during the period (in thousands)	$402,191	$241,573	$14,775
Canadian ETFs – Average asset during the period (in thousands)	$67,640	n/a	n/a
European ETPs – Average advisory fee during the period	0.82%	0.83%	0.79%
UCITS ETFs – Average advisory fee during the period	0.45%	0.46%	0.38%
Canadian ETFs – Average advisory fee during the period	0.47%	n/a	n/a

Totals
Revenues	$219,446	$298,942	$183,762
Operating expenses	(163,884)	(161,757)	(110,214)

Income before taxes	$55,562	$137,185	$73,548

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

U.S. Business segment

Revenues of the U.S. Business segment decreased 27.9% from $294.7 million in 2015 to $212.5 million in 2016. The decrease was attributable to lower average AUM which decreased 26.7%, primarily resulting from net outflows from our two largest U.S. listed ETFs – our currency hedged European and Japan equity ETFs (HEDJ and DXJ, respectively). Our average U.S. advisory fee decreased to 0.51% from 0.53% during the year due to changes in product mix.

Operating expenses of the U.S. Business segment decreased 7.2% from $148.4 million in 2015 to $137.8 million in 2016. The decrease was primarily due to significantly lower accrued incentive compensation as a result of net outflows we experienced partly offset by higher headcount related expenses and higher stock-based compensation due to equity awards granted to our employees as part of 2015 compensation. Operating expenses also decreased as a result of lower fund management and administration expenses primarily due to lower average U.S. listed AUM. These decreases were partly offset by higher sales and business development and marketing expenses.

International Business segment

Revenues of the International Business segment increased 64.7% from $4.2 million in 2015 to $7.0 million in 2016. This increase was attributable to higher average AUM which increased 69.9% from $600.5 million in 2015 to $1.0 billion in 2016 primarily due to net inflows. In addition, in July 2016 we began distributing six locally listed ETFs in Canada.

Operating expenses of the International Business segment increased 95.3% from $13.4 million in 2015 to $26.1 million in 2016. Certain non-recurring charges were recognized in 2016 including an increase of $4.6 million in acquisition payment expense primarily associated with the acceleration of the buyout of the remaining minority interest in our European business and a goodwill impairment charge of $1.7 million on the goodwill recognized in connection with the acquisition of a majority stake in our European business. In addition, compensation and benefits expense was higher due to increased headcount, including a full year of compensation that was recognized in 2016 for European hires that occurred during the build out of our European business in 2015. Fund management and administration expense also increased due to higher average AUM. Also, we incurred expenses in Canada as our office was established in April 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

U.S. Business segment

Revenues of the U.S. Business segment increased 61.1% from $182.9 million in 2014 to $294.7 million in 2015. The increase was primarily attributable to higher average AUM which increased 58.4% due to net inflows of $16.9 million, partially offset by market depreciation. In 2015, our currency hedged European equity ETF (HEDJ) comprised the vast majority of our net inflows and offset the net outflows we experienced in emerging markets as the aggressive monetary policy of the European Central Bank weakened the Euro, stimulating the local equity markets.

Operating expenses of the U.S. Business segment increased 42.2% from $104.3 million in 2014 to $148.4 million in 2015. The increase was primarily due to higher accrued incentive compensation due to our record net inflow levels, increased headcount related expenses and higher stock-based compensation due to equity awards granted to our employees as part of 2014 compensation. Operating expenses also increased as a result of higher fund management and administration expenses primarily due to higher average U.S. listed AUM.

International Business segment

Revenues of the International Business segment increased 418.2% from $0.8 million in 2014 to $4.2 million in 2015. The International Business segment commenced operations on April 15, 2014 in connection with the acquisition of our European business. The increase in revenues was directly attributable to a full year of operations in 2015 as well as higher average AUM, which increased 348.9% from $133.8 million in 2014 to $600.5 million in 2015 primarily due to net inflows and partially offset by market depreciation. The average advisory fee earned during the period also increased 4 and 8 basis points for our European ETPs and UCITS, respectively, due to changes in product mix.

Operating expenses of the International Business segment increased 126.7% from $5.9 million in 2014 to $13.4 million in 2015. The higher expenses were incurred in connection with the build out of our European business as headcount increased from 23 at December 31, 2014 to 34 at December 31, 2015. Operating expenses also increased as a result of higher fund management and administration, primarily due to higher average International AUM. In addition, the International Business segment recognized a $2.2 million acquisition payment expense which represented the change in the estimated fair value of the buyout obligation of the minority interest in our European business.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31, 2016	December 31, 2015
Balance Sheet Data (in thousands):
Cash and cash equivalents	$92,722	$210,070
Securities owned, at fair value	58,907	—
Securities held-to-maturity	22,496	23,689
Accounts receivable	17,668	27,576

Total: Liquid assets	191,793	261,335
Less: Total liabilities	(48,423)	(58,191)

Total: Available liquidity	$143,370	$203,144

	Year Ended December 31,
	2016	2015	2014
Cash Flow Data (in thousands):
Operating cash flows	$54,911	$155,111	$82,630
Investing cash flows	(89,265)	(12,319)	(5,831)
Financing cash flows	(82,844)	(98,136)	(15,772)
Foreign exchange rate effect	(150)	130	(59)

(Decrease)/increase in cash and cash equivalents	$(117,348)	$44,786	$60,968

Liquidity

We consider our available liquidity to be our liquid assets less our liabilities. Liquid assets consist of cash and cash equivalents, securities owned, at fair value, securities held-to-maturity and accounts receivable. Cash and cash equivalents include cash on hand with financial institutions and all highly liquid investments with an original maturity of 90 days or less at the time of purchase. Our securities owned, at fair value are highly liquid investments. Certain securities are accounted for as held-to-maturity securities and we have the intention and ability to hold them to maturity. However, these securities are also readily traded and, if needed, could be sold for liquidity. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our liabilities consist primarily of payments owed to vendors and third parties in the normal course of business as well as accrued year end compensation for employees.

Cash and cash equivalents decreased $117.3 million in 2016 due to $63.6 million of cash and cash equivalents invested in an available-for-sale portfolio of short-duration investment grade corporate bonds, $43.7 million used to pay dividends on our common stock, $39.4 million used to repurchase our common stock, $20.0 million invested in AdvisorEngine, $15.5 million used to purchase held-to-maturity securities, $11.8 million used in connection with the GreenHaven acquisition and $0.9 million of other activities. These decreases were partly offset by $54.9 million of cash generated by our operating activities, $16.7 million from held-to-maturity securities called or maturing during the year and $6.0 million from sales and maturities of securities available-for-sale.

Cash and cash equivalents increased $44.8 million in 2015 due to $155.1 million of cash flows generated by our operating activities, $4.8 million from held-to-maturity securities called or maturing during the year and $4.5 million from the exercise of stock options. These increases were partially offset by $78.5 million used to pay dividends on our common stock, $24.1 million used to repurchase our common stock, $14.4 million used to purchase securities held-to-maturity and $2.6 million for leasehold and other capital expenditures for our office space.

Cash and cash equivalents increased $61.0 million in 2014 primarily due to $82.6 million of cash flows generated by our operating activities, $1.5 million received from the exercise of stock options, $1.4 million in cash acquired from the acquisition of our European business and $0.9 million received from securities called or maturing during the year. These increases were partially offset by $10.8 million used to pay dividends on our common stock, $6.5 million used to repurchase our common stock, $4.9 million used for leasehold and other capital expenditures for our new office space and $3.2 million used to purchase securities held-to-maturity.

Capital Resources

Our principal source of financing is our operating cash flow. We believe that current cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. We expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. As part of our capital management, we maintain a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2019, including purchases to offset future equity grants made under our equity plans. In 2016, we repurchased 3,778,932 shares of our common stock under the repurchase program for an aggregate cost of $39.4 million. Currently, $96.5 million remains under this program for future purchases.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of December 31, 2016.

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$37,291	$4,020	$6,326	$8,422	$18,523
Acquisition payable	3,537	3,537	—	—	—

Total	$40,828	$7,557	$6,326	$8,422	$18,523

Off-Balance Sheet Arrangements

Other than operating leases, which are included in the table above, we do not have any off-balance sheet financing or other arrangements. We have neither created nor are party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Critical Accounting Policies

Goodwill and Intangible Assets

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill may be impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized if the implied fair value of the reporting unit’s goodwill is less than the carrying amount of that goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

For impairment testing purposes, goodwill has been allocated to our U.S. Business reporting unit and the European Business reporting unit (included within the International Business reportable segment) based upon the goodwill derived from each acquisition. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the income approach, market approach and our market capitalization when determining the fair value of our reporting units.

We have designated April 30th as our annual impairment testing date. Goodwill was tested for impairment during the three months ended June 30, 2016 and the fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized. However, in the fourth quarter of 2016, we reorganized our reporting structure, which required interim goodwill impairment tests to be performed on the goodwill allocated to both the U.S. Business and European Business reporting units. In connection with these interim impairment tests, we determined that all of the goodwill allocated to the European Business reporting unit ($1.7 million) was impaired based on the income approach and taking into consideration the reporting unit’s historical operating losses. The goodwill allocated to the U.S. Business reporting unit was not impaired based upon a qualitative assessment.

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of identifiable cash flows independent of other assets. We have designated November 30th as our annual impairment testing date for indefinite-lived intangible assets related to the GreenHaven acquisition. Our intangible assets were assessed for impairment as of November 30, 2016 and the results of this analysis identified no impairment.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the standard replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. Accordingly, the new methodology will be utilized when assessing our securities classified as available-for-sale (“AFS”) and held-to-maturity for impairment. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We will be adopting this standard in the first quarter of 2017. The adoption of the standard will increase volatility reported in income tax expense as income tax windfalls and shortfalls will be recorded in income tax expense, rather than additional paid-in capital, when applicable. In the first quarter of 2017, we anticipate recognizing approximately $1.0 million of income tax expense for tax shortfalls related to stock-based compensation vesting occurring during this period.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements. See Note 8 to our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We early adopted ASU 2015-17 effective December 31, 2015, retrospectively. Adoption resulted in a reclassification of $9.3 million from current to noncurrent assets on our Consolidated Balance Sheet at December 31, 2015.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02), which amends the consolidation guidance in Accounting Standards Codification (“ASC”) 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), which has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a variable interest entity (“VIE”) and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption was permitted. We adopted ASU 2015-02 effective January 1, 2016. Adoption had no impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. We are currently reviewing our contracts in order to evaluate the impact that the standard will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describes key aspects of our market risk.

Market Risk

Market risk to us generally represents the risk of changes in the value of securities held in the portfolios of the WisdomTree ETPs that generally results from fluctuations in securities prices, foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all of our revenues are derived from advisory agreements for the WisdomTree ETFs. Under these agreements, the advisory fee we receive is based on the average market value of the assets in the WisdomTree ETF portfolios we manage.

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

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and short-term investment grade corporate bonds which totaled $161.2 million and $135.7 million as of December 31, 2015 and 2016, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

Exchange Rate Risk

As a result of our operations in Europe, Japan and Canada, we now operate globally and are subject to currency translation exposure on the results of our non-U.S. operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. We generate the vast majority of our revenues and expenses in the U.S. dollar and expect to do so for some time. We do not anticipate that changes in exchange rates, predominantly the British pound or Euro, and to a lesser extent, the Japanese Yen and Canadian Dollar, as they relate to translating functional currency to our reporting currency, will have a material impact on our financial condition, operating results or cash flows. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may look to do so in the future.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for the 2016 Annual Meeting of our stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form 10-K, and is incorporated herein by reference.

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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE INVESTMENTS, INC.

	By:	/S/ JONATHAN L. STEINBERG
Jonathan L. Steinberg
March 1, 2017		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 1st day of March, 2017.

Signature	Title

/s/ JONATHAN L. STEINBERG	President, Chief Executive Officer and Director
Jonathan L. Steinberg	(Principal Executive Officer)

/s/ AMIT MUNI	Executive Vice President—Finance and Chief Financial Officer
Amit Muni	(Principal Financial and Accounting Officer)

/s/ MICHAEL STEINHARDT	Non-Executive Chairman of the Board
Michael Steinhardt

/s/ STEVEN L. BEGLEITER	Director
Steven L. Begleiter

/s/ ANTHONY BOSSONE	Director
Anthony Bossone

/s/ BRUCE I. LAVINE	Director
Bruce I. Lavine

/s/ R. JARRETT LILIEN	Director
R. Jarrett Lilien

/s/ WIN NEUGER	Director
Win Neuger

/s/ FRANK SALERNO	Director
Frank Salerno

WISDOMTREE INVESTMENTS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of WisdomTree Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WisdomTree Investments, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of WisdomTree Investments, Inc. and Subsidiaries

We have audited WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WisdomTree Investments, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WisdomTree Investments, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of WisdomTree Investments, Inc. and Subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY

March 1, 2017

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$92,722	$210,070
Securities owned, at fair value	58,907	—
Securities held-to-maturity	3,994	—
Accounts receivable	17,668	27,576
Prepaid expenses	3,346	2,627
Other current assets	555	272

Total current assets	177,192	240,545
Fixed assets, net	11,748	11,974
Securities held-to-maturity	18,502	23,689
Deferred tax asset, net	9,826	14,071
Investment, carried at cost	20,000	—
Goodwill	1,799	1,676
Intangible asset	9,953	—
Other noncurrent assets	747	738

Total assets	$249,767	$292,693

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$13,584	$12,971
Compensation and benefits payable	14,652	28,060
Income taxes payable	4,700	3,024
Acquisition payable	3,537	—
Securities sold, but not yet purchased, at fair value	1,248	—
Accounts payable and other liabilities	5,806	5,039

Total current liabilities	43,527	49,094
Acquisition payable	—	3,942
Deferred rent payable	4,896	5,155

Total liabilities	48,423	58,191

Commitments and Contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 136,475 and 138,415 at December 31, 2016 and December 31, 2015, respectively	1,365	1,384
Additional paid-in capital	224,739	257,960
Accumulated other comprehensive loss	(44)	(126)
Accumulated deficit	(24,716)	(24,716)

Total stockholders’ equity	201,344	234,502

Total liabilities and stockholders’ equity	$249,767	$292,693

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Advisory fees	$218,465	$297,944	$182,816
Other income	981	998	946

Total revenues	219,446	298,942	183,762
Expenses:
Compensation and benefits	63,263	73,228	40,995
Fund management and administration	41,083	42,782	34,383
Marketing and advertising	15,643	13,371	11,514
Sales and business development	12,537	9,189	6,221
Professional and consulting fees	6,692	7,067	7,578
Occupancy, communications and equipment	5,211	4,299	3,578
Depreciation and amortization	1,305	1,006	821
Third party sharing arrangements	2,827	2,443	594
Goodwill impairment	1,676	—	—
Acquisition payment	6,738	2,185	—
Other	6,909	6,187	4,530

Total expenses	163,884	161,757	110,214

Income before taxes	55,562	137,185	73,548
Income tax expense	29,407	57,133	12,497

Net income	$26,155	$80,052	$61,051

Net income per share—basic	$0.19	$0.58	$0.46

Net income per share—diluted	$0.19	$0.58	$0.44

Weighted-average common shares—basic	134,401	137,242	131,770

Weighted-average common shares—diluted	135,539	138,825	138,551

Cash dividends declared per common share	$0.32	$0.57	$0.08

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$26,155	$80,052	$61,051

Other comprehensive income/(loss)
Unrealized losses on available-for-sale securities, net of tax	(163)	—	—
Foreign currency translation adjustment	245	(73)	(53)

Other comprehensive income/(loss)	82	(73)	(53)

Comprehensive income	$26,237	$79,979	$60,998

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Common Stock		Additional	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss
Balance—January 1, 2014	132,247	$1,322	$184,201	$—	$(76,494)	$109,029
Restricted stock issued, net	613	6	(6)	—	—	—
Shares repurchased	(416)	(4)	(6,527)	—	—	(6,531)
Exercise of stock options, net	2,515	26	1,518	—	—	1,544
Stock-based compensation	—	—	8,137	—	—	8,137
Tax benefit from stock option exercised and vested restricted shares	—	—	21,893	—	—	21,893
Other comprehensive loss	—	—	—	(53)	—	(53)
Dividends	—	—	—	—	(10,785)	(10,785)
Net income	—	—	—	—	61,051	61,051

Balance—December 31, 2014	134,959	1,350	209,216	(53)	(26,228)	184,285
Restricted stock issued, net	861	9	(9)	—	—	—
Shares repurchased	(1,190)	(12)	(24,104)	—	—	(24,116)
Exercise of stock options, net	3,785	37	4,483	—	—	4,520
Stock-based compensation	—	—	10,900	—	—	10,900
Tax benefit from stock option exercised and vested restricted shares	—	—	57,474	—	—	57,474
Other comprehensive loss	—	—	—	(73)	—	(73)
Dividends	—	—	—	—	(78,540)	(78,540)
Net income	—	—	—	—	80,052	80,052

Balance—December 31, 2015	138,415	1,384	257,960	(126)	(24,716)	234,502
Restricted stock issued, net	1,662	16	(16)	—	—	—
Shares repurchased	(3,778)	(37)	(39,342)	—	—	(39,379)
Exercise of stock options, net	176	2	193	—	—	195
Stock-based compensation	—	—	14,892	—	—	14,892
Tax benefit from stock option exercised and vested restricted shares	—	—	8,557	—	—	8,557
Other comprehensive income	—	—	—	82	—	82
Dividends	—	—	(17,505)	—	(26,155)	(43,660)
Net income	—	—	—	—	26,155	26,155

Balance—December 31, 2016	136,475	$1,365	$224,739	$(44)	$(24,716)	$201,344

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$26,155	$80,052	$61,051
Non-cash items included in net income:
Income tax expense	12,900	53,018	12,403
Depreciation and amortization	1,305	1,006	821
Stock-based compensation	14,892	10,900	8,137
Goodwill impairment	1,676	—	—
Deferred rent	(231)	(83)	1,572
Accretion to interest income and other	(47)	4	(72)
Changes in operating assets and liabilities:
Securities owned, at fair value	(1,556)	—	—
Accounts receivable	9,778	(9,321)	(369)
Prepaid expenses	(719)	(1,069)	(258)
Other assets	(307)	(795)	357
Acquisition payable	(384)	2,185	—
Fund management and administration payable	9,636	2,978	(445)
Compensation and benefits payable	(13,089)	13,286	(186)
Income taxes payable	1,687	2,974	10
Securities sold, but not yet purchased, at fair value	1,249	—	—
Accounts payable and other liabilities	(8,034)	(24)	(391)

Net cash provided by operating activities	54,911	155,111	82,630
Cash flows from investing activities:
Purchase of fixed assets	(1,070)	(2,616)	(4,894)
Purchase of securities held-to-maturity	(15,502)	(14,467)	(3,225)
Purchase of securities available-for-sale	(63,619)	—	—
Purchase of investment	(20,000)	—	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	16,742	4,764	939
Proceeds from sales and maturities of securities available-for-sale	6,002	—	—
Acquisition less cash acquired	(11,818)	—	1,349

Net cash used in investing activities	(89,265)	(12,319)	(5,831)
Cash flows from financing activities:
Dividends paid	(43,660)	(78,540)	(10,785)
Shares repurchased	(39,379)	(24,116)	(6,531)
Proceeds from exercise of stock options	195	4,520	1,544

Net cash used in financing activities	(82,844)	(98,136)	(15,772)

(Decrease)/increase in cash flow due to changes in foreign exchange rate	(150)	130	(59)

Net (decrease)/increase in cash and cash equivalents	(117,348)	44,786	60,968
Cash and cash equivalents—beginning of year	210,070	165,284	104,316

Cash and cash equivalents—end of year	$92,722	$210,070	$165,284

Supplemental disclosure of cash flow information:
Cash paid for taxes	$14,990	$1,262	$66

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, fixed income, currency, alternative and commodity asset classes. The Company has the following wholly-owned operating subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the SEC providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange traded funds (“ETFs”).

•	Boost Management Limited (“BML”) is a Jersey based management company providing investment and other management services to Boost Issuer PLC (“BI”) and Boost ETPs.

•	WisdomTree Europe Limited (“WisdomTree Europe”) is a U.K. based company registered with the Financial Conduct Authority providing management and other services to BML and WisdomTree Management Limited.

•	WisdomTree Management Limited (“WTML”) is an Ireland based management company providing investment and other management services to WisdomTree Issuer plc (“WTI”) and WisdomTree UCITS ETFs.

•	WisdomTree Japan Inc. (“WTJ”) is a Japan based company that is registered with Japan’s Ministry of Finance and serves the institutional market selling U.S. listed WisdomTree ETFs in Japan.

•	WisdomTree Commodity Services, LLC (“WTCS”) is a New York based company that serves as the managing owner and commodity pool operator of the WisdomTree Continuous Commodity Index Fund. WTCS is registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

•	WisdomTree Asset Management Canada, Inc. (“WTAMC”) is a Canada based investment fund manager registered with the Ontario Securities Commission providing fund management services to locally-listed WisdomTree ETFs.

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

The Company had no variable interests in any VIEs at December 31, 2016 and 2015.

Segment and Geographic Information

The Company operates as an ETP sponsor and asset manager providing investment advisory services in the U.S., Europe, Canada and Japan. These activities are reported in the Company’s U.S. Business and International Business reportable segments. The U.S. Business segment includes the results of the Company’s U.S. operations and Japan sales office, which primarily engages in selling U.S. listed ETFs to Japanese institutions. The results of the Company’s European and Canadian operations are reported as the International Business segment.

Revenues are primarily derived in the U.S. and the vast majority of the Company’s AUM is currently located in the U.S.

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

Occupancy

The Company accounts for its office lease facilities as operating leases, which may include free rent periods and escalation clauses. The Company expenses the lease payments associated with operating leases on a straight-line basis over the lease term.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive) under the treasury stock method. Diluted EPS reflects the reduction in earnings per share assuming dilutive options or other dilutive contracts to issue common stock were exercised or converted into common stock. Diluted EPS is calculated under both the treasury stock method and two-class method. The calculation that results in the most dilutive EPS amount for the common stock is reported in the Company’s consolidated financial statements.

Securities Owned and Securities Sold, but not yet Purchased (at fair value)

Securities owned and securities sold, but not yet purchased are securities classified as either trading or available-for-sale (“AFS”). These securities are recorded on their trade date and are measured at fair value. The Company classifies these financial instruments based primarily on the Company’s intent to hold or sell the security. Changes in the fair value of securities classified as trading are reported in other income in the period the change occurs. Unrealized gains and losses of securities classified as AFS are included within other comprehensive income. Once sold, amounts reclassified out of accumulated other comprehensive income and into earnings are determined using the specific identification method. AFS securities are assessed for impairment on a quarterly basis.

Securities Held-to-Maturity

The Company accounts for certain of its investments as held-to-maturity on a trade date basis, which are recorded at amortized cost. For held-to-maturity investments, the Company has the intent and ability to hold investments to maturity and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. On a quarterly basis, the Company reviews its portfolio of investments for impairment. If a decline in fair value is deemed to be other-than-temporary, the security is written down to its fair value through earnings.

Investment, Carried at Cost

The Company accounts for equity securities that do not have a readily determinable fair value as cost method investments to the extent such investments are not subject to consolidation or the equity method. Income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment.

Cost method investments held by the Company are assessed for impairment on a quarterly basis.

Goodwill

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur. Goodwill may be impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized if the implied fair value of the reporting unit’s goodwill is less than the carrying amount of that goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

For impairment testing purposes, goodwill has been allocated to the Company’s U.S. Business reporting unit and the European Business reporting unit (included within the International Business reportable segment) based upon the goodwill derived from each acquisition (See Note 16). The Company has designated April 30th as its annual goodwill impairment testing date. When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and the income approach, market approach and its market capitalization when determining the fair value of its reporting units.

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

The Company may rely on a qualitative assessment when performing its intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of identifiable cash flows independent of other assets. The Company has designated November 30th as its annual impairment testing date for the indefinite-lived intangible assets related to the GreenHaven acquisition.

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

Non-income based taxes are recorded as part of other liabilities and other expenses.

Third Party Sharing Arrangements

The Company pays a percentage of its advisory fee revenues based on incremental growth in AUM, subject to caps or minimums, to marketing agents to sell WisdomTree ETFs and for including WisdomTree ETFs on third party customer platforms.

Business Combinations and Acquisitions

The Company includes the results of operations of the businesses that it acquires from the respective dates of acquisition. The fair values of the purchase price of the acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company may allocate purchase price to identifiable intangible assets. The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; revenue and revenue growth assumptions; profitability assumptions; discount rates; customer retention rates; and estimated useful lives.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the standard replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. Accordingly, the new methodology will be utilized when assessing the Company’s securities classified as AFS and held-to-maturity for impairment. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company will be adopting this standard in the first quarter of 2017. The adoption of the standard will increase volatility reported in income tax expense as income tax windfalls and shortfalls will be recorded in income tax expense, rather than additional paid-in capital, when applicable. In the first quarter of 2017, the Company anticipates recognizing approximately $1.0 million of income tax expense for tax shortfalls related to stock-based compensation vesting occurring during this period.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements (See Note 8).

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company early adopted ASU 2015-17 effective December 31, 2015, retrospectively. Adoption resulted in a reclassification of $9,279 from current to noncurrent assets on its Consolidated Balance Sheet at December 31, 2015.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02), which amends the consolidation guidance in Accounting Standards Codification (“ASC”) 810. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a), which has allowed certain investment funds to follow the previous consolidation guidance in FIN 46 (R). The standard changes whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption was permitted. The Company adopted ASU 2015-02 effective January 1, 2016. Adoption had no impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The Company is currently reviewing its contracts in order to evaluate the impact that the standard will have on its consolidated financial statements.

3. Cash and Cash Equivalents

Cash and cash equivalents of approximately $56,484 and $152,103 at December 31, 2016 and December 31, 2015, respectively, were held at one financial institution. At December 31, 2016 and December 31, 2015, cash equivalents were approximately $55,619 and $137,481, respectively.

4. Securities Owned and Securities Sold, but not yet Purchased (and Fair Value Measurement)

Securities owned and securities sold, but not yet purchased are measured at fair value. The fair value of securities is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs reflect assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

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

Fair Valuation Methodology

Cash and Cash Equivalents – These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days. These investments are valued at par, which approximates fair value, and are considered Level 1 (See Note 3).

Securities (Held-to-Maturity) – These securities are Federal agency debt instruments which are instruments that are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 within the fair value hierarchy (See Note 5).

Securities Owned/Sold But Not Yet Purchased – These securities consist of securities classified as trading and AFS, as follows:

	December 31,
	2016	2015
Securities Owned
Trading securities	$1,556	$—
Available-for-sale securities	57,351	—

Total	$58,907	$—

Securities Sold, but not yet Purchased
Trading securities	$1,248	$—
Available-for-sale securities	—	—

Total	$1,248	$—

Trading securities are investments in exchange traded funds. These instruments are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 within the fair value hierarchy. AFS securities are investments in short-term investment grade corporate bonds and are classified as Level 2. Fair value is generally derived from observable bids for these Level 2 financial instruments.

AFS Securities

The following table summarizes unrealized gains, losses and fair value of the AFS securities:

	December 31,
	2016	2015
Cost	$57,615	$—
Gross unrealized gains in other comprehensive income	—	—
Gross unrealized losses in other comprehensive income	(264)	—

Fair value	$57,351	$—

All of the Company’s AFS securities are due within one year. The Company assesses the AFS securities for other-than-temporary impairment on a quarterly basis. No AFS securities were determined to be other-than-temporarily impaired for the year ending December 31, 2016.

Acquisition Payable (See Note 15) – In April 2014, the Company acquired a 75% majority stake in its European business. Under the terms of the agreement, the remaining 25% was to be acquired on or about March 31, 2018.

As of December 31, 2015, the Company estimated the fair value of the acquisition payable to be $9,900, of which $3,942 was recorded on the Consolidated Balance Sheets. The fair value was categorized as Level 3 and was based on a predefined formula that included the following inputs, many of which were unobservable: the contractual minimum payment obligation, projected European AUM (ranging from $1,000,000 to $6,000,000), the Company’s enterprise value over global AUM, and operating results of the European business. The fair value was determined using a discounted cash flows analysis using a discount rate of 27.5%. Significant increases (decreases) to the projected AUM of the European listed ETPs or operating results of the European business in isolation would have resulted in a higher (lower) fair value measurement. Significant increases (decreases) to the discount rate in isolation would have resulted in a lower (higher) fair value measurement.

In May 2016, the Company accelerated the buyout of the remaining minority interest in its European business. Acquisition payment expense recognized during the year ended December 31, 2016 was $6,738, of which $5,993 was recorded during the three months ended June 30, 2016 in connection with the acceleration of the buyout. The remaining acquisition payable recorded on the Consolidated Balance Sheets was $3,537 at December 31, 2016 (See Note 15).

5. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	December 31,
	2016	2015
Federal agency debt instruments	$22,496	$23,689

The following table summarizes unrealized gains, losses, and fair value of securities held-to-maturity:

	December 31,
	2016	2015
Cost/amortized cost	$22,496	$23,689
Gross unrealized gains	13	82
Gross unrealized losses	(1,353)	(609)

Fair value	$21,156	$23,162

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired for the years ending December 31, 2016 and 2015. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	December 31,
	2016	2015
Due within one year	$3,994	$—
Due one year through five years	1,023	8,369
Due five years through ten years	4,031	3,127
Due over ten years	13,448	12,193

Total	$22,496	$23,689

6. Investment, Carried at Cost

On November 18, 2016, the Company made a strategic investment in AdvisorEngine, Inc., formerly known as Vanare, an end-to-end wealth management platform which enables individual customization of investment philosophies. The Company and AdvisorEngine also entered into a strategic agreement whereby the Company’s asset allocation models are made available through AdvisorEngine’s open architecture platform and the Company actively introduces the platform to its distribution network.

The Company invested $20,000 in AdvisorEngine for 11,811,856 convertible preferred shares (“Series A Preferred”), which is the equivalent to a 36% fully diluted equity ownership interest.

The Series A Preferred contains various rights and protections including a non-cumulative 6.0% dividend, payable if and when declared by the board of directors, and a liquidation preference that is senior to all other holders of capital stock of AdvisorEngine, which is convertible into common stock at the option of the Company. The investment is accounted for under the cost method of accounting as it is not considered to be in-substance common stock.

This investment is assessed for impairment on a quarterly basis. No impairment existed at December 31, 2016.

7. Fixed Assets

The following table summarizes fixed assets:

	December 31,
	2016	2015
Equipment	$1,739	$1,258
Furniture and fixtures	2,393	2,382
Leasehold improvements	10,877	10,312
Less accumulated depreciation and amortization	(3,261)	(1,978)

Total	$11,748	$11,974

8. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone, and data services. Expenses recorded under these agreements for the years ended December 31, 2016, 2015, and 2014 were approximately $4,293, $3,447 and $3,157, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at December 31, 2016 are approximately as follows:

2017	$4,020
2018	3,379
2019	2,947
2020	2,866
2021 and thereafter	24,079

Total	$37,291

Letter of Credit

The Company collateralized its U.S. office lease through a standby letter of credit totaling $1,384. The collateral is included in cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Contingencies

The Company is subject to various reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation that is expected to have a material impact on its business, financial position, results of operations or cash flows.

9. Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. and Canadian WisdomTree ETFs and WisdomTree UCITS ETFs. The Board of Trustees and Board of Directors of the related parties are primarily responsible for overseeing the management and affairs of the U.S. and Canadian WisdomTree ETFs, Boost ETPs and WisdomTree UCITS ETFs for the benefit of their shareholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses, which is included in fund management and administration on the Company’s Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by the related parties upon notice. Certain officers of the Company also provide general management oversight of the related parties; however, these officers have no material decision making responsibilities and primarily implement the decisions of the Board of Trustees and Board of Directors of the related parties.

The following table summarizes accounts receivable from related parties which are included as a component of Accounts receivable on the Company’s Consolidated Balance Sheets:

	December 31,
	2016	2015
Receivable from WTT	$16,506	$24,560
Receivable from BI and WTI	645	487
Receivable from WTCS	158	—
Receivable from WTAMC	40	—

Total	$17,349	$25,047

The following table summarizes revenues from advisory services provided to related parties:

	Year Ended December 31,
	2016	2015	2014
Advisory services provided to WTT	$209,199	$293,788	$181,987
Advisory services provided to BI and WTI	7,251	4,156	829
Advisory services provided to WTCS	1,867	—	—
Advisory services provided to WTAMC	148	—	—

Total	$218,465	$297,944	$182,816

The Company also has an investment in a WisdomTree ETF of approximately $1,300 at December 31, 2016. For the year ended December 31, 2016, the Company has recorded losses of approximately $12 within other income on the Consolidated Statements of Operations.

10. Stock-Based Awards

The Company grants equity awards to employees and directors which include restricted stock awards and stock options. Options may be issued for terms of ten years and may vest after at least one year and have an exercise price equal to the Company’s stock price on the grant date. Restricted stock awards are generally valued based on the Company’s stock price on the grant date. The Company estimates the fair value for options using the Black-Scholes option pricing model. All restricted stock and option awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions.

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

For the years ended December 31, 2016, 2015 and 2014, total stock-based compensation expense was $14,892, $10,900 and $8,137, respectively, and the related tax benefit recognized in the Consolidated Statements of Operations was $5,324, $4,149 and $2,973, respectively.

The actual tax benefit realized for the tax deductions for share-based compensation was $12,877, $67,532 and $23,309 for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	Unrecognized Stock-Based Compensation	Average Remaining Vesting Period
Employees and directors option awards	$8	0.07
Employees and directors restricted stock awards	$20,714	1.79

Stock Options

A summary of option activity is as follows:

	Options	Weighted- Average Exercise Price
Outstanding January 1, 2014	7,844,691	$1.29
Granted	—	—
Forfeitures/expirations	—	—
Exercised	(2,514,621)	0.61

Outstanding at December 31, 2014	5,330,070	$1.61
Granted	—	—
Forfeitures/expirations	—	—
Exercised	(3,785,473)	1.19

Outstanding at December 31, 2015	1,544,597	$2.62
Granted	—	—
Forfeitures/expirations	—	—
Exercised	(176,350)	1.11

Outstanding at December 31, 2016(1)	1,368,247	$2.82

(1)	Expire on dates ranging from March 4, 2017 to November 15, 2021.

The total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $1,794, $76,329 and $36,226, respectively. Cash received from option exercise for the years ended December 31, 2016, 2015 and 2014 was $195, $4,520 and $1,544, respectively.

The following table summarizes information on stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price
$0.70 – $0.70	435,000	2.1	$0.70	435,000	2.1	$0.70
$1.07 – $1.07	93,535	1.0	1.07	93,535	1.0	1.07
$2.09 – $2.26	390,176	2.4	2.20	390,176	2.4	2.20
$5.05 – $5.05	285,000	4.1	5.05	247,500	4.1	5.05
$6.36 – $6.82	74,536	4.4	6.46	74,536	4.4	6.46
$7.01 – $8.51	90,000	4.7	7.48	90,000	4.7	7.48

	1,368,247	2.8	$2.82	1,330,747	2.8	$2.76

At December 31, 2016, outstanding options for 1,368,247 shares had a remaining average contractual term of 2.8 years and an intrinsic value of $11,386. Outstanding options for 1,330,747 were exercisable, had a remaining average contractual term of 2.8 years and an intrinsic value of $11,158.

Restricted stock

The Company grants restricted stock to employees and directors. All restricted stock awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions. Restricted stock awards generally vest over three years.

A summary of restricted stock activity is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested Balance at January 1, 2014	1,896,877	$7.27
Granted	623,088	16.08
Vested	(996,385)	6.73
Forfeited	(9,641)	10.81

Unvested Balance at December 31, 2014	1,513,939	$11.22
Granted	886,413	19.72
Vested	(753,917)	10.05
Forfeited	(25,709)	17.30

Unvested Balance at December 31, 2015	1,620,726	$16.32
Granted	1,687,553	11.19
Vested	(846,386)	13.98
Forfeited	(25,439)	16.17

Unvested Balance at December 31, 2016	2,436,454	$13.58

11. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits.

A summary of the Company made discretionary contributions is as follows:

Year Ended December 31,
2016	2015	2014
$934	$763	$588

12. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Year Ended December 31,
	2016	2015	2014
Net income	$26,155	$80,052	$61,051

	(shares in thousands)
Shares of common stock and common stock equivalents:
Weighted average common shares used in basic computation	134,401	137,242	131,770
Dilutive effect of common stock equivalents	1,138	1,583	6,781

Weighted average common shares used in dilutive computation	135,539	138,825	138,551

Basic earnings per share	$0.19	$0.58	$0.46
Diluted earnings per share	$0.19	$0.58	$0.44

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS.

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive) under the treasury stock method. The Company excluded 996,000 and 1,247,000 common stock equivalents from its computation of diluted earnings per share for the years ended December 31, 2016 and 2014, respectively, as they were determined to be anti-dilutive. There were no anti-dilutive common stock equivalents included in the calculation of diluted earnings per share for the year ended December 31, 2015.

13. Income Taxes

The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2016, 2015 and 2014 as determined in accordance with ASC 740, Income Taxes (“ASC 740”), are as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$14,515	$1,598	$—
State and local	1,425	2,431	94
Foreign	567	210	—

	16,507	4,239	94

Deferred:
Federal	10,629	46,784	10,739
State and local	2,296	6,233	1,664
Foreign	(25)	(123)	—

	12,900	52,894	12,403

Income tax expense from operations	$29,407	$57,133	$12,497

A reconciliation of the statutory federal income tax rate of 35% and the Company’s effective rate is as follows:

	December 31,
	2016	2015	2014
Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	8.16%	0.90%	(27.74%)
State income tax rate, net of federal benefit	4.17%	4.11%	1.55%
Acquisition expense	4.06%	0.61%	—
Goodwill impairment	1.16%	—	—
Foreign tax differential	0.68%	0.82%	0.82%
Change in effective state rate	0.22%	(0.06%)	6.86%
Other differences, net	(0.52%)	0.27%	0.50%

Effective rate	52.93%	41.65%	16.99%

Net Operating Losses – U.S.

The Company’s pre-tax federal net operating losses for tax purposes (“NOLs”) at December 31, 2016 was $4,195 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.

The Company no longer has any NOLs related to vested stock-based compensation awards that were previously unrecognized under GAAP. Such NOLs were utilized during the year ended December 31, 2016 to reduce the Company’s tax liability with a corresponding credit to additional paid-in capital.

Net Operating Losses – International

The Company’s European and Canadian subsidiaries generated NOLs outside the U.S. The following table summarizes the activity for these NOLs for the years ended December 31, 2016, 2015 and 2014, respectively.

	December 31,
	2016	2015	2014
Balance – Beginning of year (pre-tax)	$10,746	$4,061	$—
Foreign subsidiaries tax losses	12,960	6,685	4,061

Balance – End of year (pre-tax)	$23,706	$10,746	$4,061

Tax Rate – Blended	19.2%	19.1%	20.1%

Balance – End of year (tax effected)	$4,551	$2,051	$816

At December 31, 2016, 2015, and 2014, the Company established a full valuation allowance related to these NOLs as it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Stock-based compensation	$5,382	$4,868
Accrued expenses	4,552	10,197
NOLs – Foreign	4,551	2,051
Deferred rent liability	2,024	2,116
NOLs – U.S.	1,611	1,828
Unrealized losses	101	5
Other	227	82

Deferred tax assets	18,448	21,147

Deferred tax liabilities
Fixed assets	2,405	2,272
Incentive compensation	1,365	2,753
Goodwill and intangible assets	301	—

Deferred tax liabilities	4,071	5,025

Total deferred tax assets less deferred tax liabilities	14,377	16,122
Less: valuation allowance	(4,551)	(2,051)

Deferred tax assets, net	$9,826	$14,071

Uncertain tax positions

The Company determined that it has no unrecognized tax benefits as of December 31, 2016 and 2015 as defined within ASC 740-10.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. The Company’s 2013 federal income tax return is currently under audit.

Tax returns filed with each jurisdiction generally remain open to examination under the normal three-year statute of limitation. As of December 31, 2016, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2013.

Undistributed Earnings of Foreign Subsidiaries

The Company recognizes deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of December 31, 2016, all of the Company’s undistributed earnings and profits, which are not currently significant, are considered essentially permanent in duration.

14. Shares Repurchased

On October 29, 2014, the Company’s Board of Directors authorized a three-year share repurchase program of up to $100,000. On April 27, 2016, the Board of Directors approved a $60,000 increase to the Company’s share repurchase program and extended the term through April 27, 2019. Included under this program are purchases to offset future equity grants made under the Company’s equity plans and are made in open market or privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice. Shares repurchased under this program are returned to the status of authorized and unissued on the Company’s books and records.

During the years ended December 31, 2016, 2015 and 2014, the Company repurchased 3,778,932 shares, 1,190,356 shares and 415,834 shares of its common stock, respectively, under this program for an aggregate cost of $39,379, $24,116 and $6,531, respectively.

As of December 31, 2016, $96,505 remains under this program for future purchases.

15. Business Combinations and Acquisitions

GreenHaven Acquisition (allocated to the Company’s U.S. Business reporting unit)

Effective January 1, 2016, the Company acquired the outstanding membership interest in each of GreenHaven Commodity Services, LLC, the managing owner of the GreenHaven Continuous Commodity Index Fund (“Commodities ETF”), and GreenHaven Coal Services, LLC, the sponsor of the GreenHaven Coal Fund (“Coal ETF”), from GreenHaven, LLC and GreenHaven Group LLC, respectively, for $11,825 in cash. As part of the acquisition, the Company recognized an intangible asset related to its customary advisory agreement with the Commodities ETF of $9,953 and goodwill of $1,799 (which primarily represents potential future performance of the funds), both of which are deductible for tax purposes.

The following table summarizes the purchase price allocation:

Fair value acquired:
Assets	$205
Goodwill	1,799
Intangible asset	9,953

Total assets acquired	$11,957
Less: Liabilities	(132)

Total	$11,825

The Company closed the Coal ETF on September 29, 2016.

Boost Acquisition (allocated to the Company’s “European Business” reporting unit)

In April 2014, the Company acquired a 75% majority stake in its European business (formerly Boost), with an obligation to buy out the remaining minority interest on or about March 31, 2018. No consideration was transferred on the acquisition date. The acquisition of the remaining minority interest was to be calculated using a predefined formula based on the 180-day average of European AUM at December 31, 2017 and was to be tied to the Company’s enterprise value over the 180-day average of global AUM at December 31, 2017, and affected by the operating results of the European business. This obligation was measured at fair value each reporting period and any change in the carrying amount was recognized as an expense, included within acquisition payment expense on the Company’s Consolidated Statement of Operations.

Because the Company was required to redeem the remaining 25% interest using a predefined formula, under U.S. GAAP, the Company did not record this interest as a non-controlling interest.

The minority shareholders, who remained employed with the Company, were guaranteed a minimum payment of $1,757 for their interest if they terminate their employment without good reason or they are terminated for cause prior to December 31, 2017. The Company determined that this minimum payment represented consideration transferred and was recognized and measured at acquisition-date fair value. The acquisition gave rise to goodwill of $1,676 which represented the excess of the consideration transferred over the $81 fair value of the net assets acquired, consisting primarily of accounts receivable, accounts payable and fixed assets (See Note 16). The goodwill is not tax deductible.

Any future payments made in connection with this acquisition was accounted for separately from the business combination and represents compensation for post-acquisition services. For the year ended December 31, 2015, the Company recorded $997 of compensation expense and $1,188 of interest expense reflected within acquisition payment expense on the Company’s Consolidated Statements of Operations.

In May 2016, the Company accelerated the buyout and completed the purchase of the remaining minority interest. Acquisition payment expense recorded during the year ended December 31, 2016 was $6,738, of which $5,993 was recognized during the three months ended June 30, 2016 as a result of the acceleration of the buyout.

Amounts payable in connection with this acquisition at December 31, 2016 and 2015 were $3,537 and $3,942, respectively.

16. Goodwill and Intangible Assets

Goodwill

During the fourth quarter of 2016, the Company reorganized its reporting structure which resulted in a change in the composition of its reporting units (See Note 17). Previously, the Company had a single reporting unit. This change resulted in the reassignment of the Company’s goodwill to the reorganized reporting units as follows:

	Reporting Unit
	U.S. Business	European Business(1)	Total
Balance at January 1, 2016	$—	$1,676	$1,676
Increases/(decreases)
GreenHaven acquisition	1,799	—	1,799
Goodwill impairment – Boost	—	(1,676)	(1,676)

Balance at December 31, 2016	$1,799	$—	$1,799

(1)	Europe is included within the Company’s International Business reportable segment.

The Company has designated April 30th as its annual goodwill impairment testing date. However, the reorganization of the reporting structure required the Company to perform interim goodwill impairment tests on its goodwill allocated to both the U.S. Business and European Business reporting units. In connection with these interim impairment tests, the Company determined that all of the goodwill allocated to the European Business reporting unit ($1,676) was impaired based on the income approach and taking into consideration the reporting unit’s historical operating losses. The goodwill allocated to the U.S. Business reporting unit was not impaired based on a qualitative assessment.

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

Total
Balance at January 1, 2016	$—
Increases – Advisory agreement (Commodities)	9,953

Balance at December 31, 2016	$9,953

During the fourth quarter of 2016, the Company performed its indefinite-lived intangible asset impairment test. The results of this analysis identified no impairment.

17. Segment Reporting

The Company operates as an ETP sponsor and asset manager providing investment advisory services in the U.S., Europe, Canada and Japan. These activities are reported in the Company’s U.S. Business and International Business reportable segments. The U.S. Business segment includes the results of the Company’s U.S. operations and Japan sales office. The results of the Company’s European and Canadian operations are reported as the International Business segment.

Information concerning these reportable segments are as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues (U.S. Business segment)
Advisory fees	$211,066	$293,788	$181,987
Other income	1,424	931	960

Total revenues (U.S. Business segment)	$212,490	$294,719	$182,947

Revenues (International Business segment)
Advisory fees	$7,399	$4,156	$829
Other income	(443)	67	(14)

Total revenues (International Business segment)	$6,956	$4,223	$815

Total revenues	$219,446	$298,942	$183,762

Income/(loss) before taxes
U.S. Business segment	$74,721	$146,335	$78,631
International Business segment	(19,159)	(9,150)	(5,083)

Total income before taxes	$55,562	$137,185	$73,548

Assets are not reported by segment as such information is not utilized by the chief operating decision maker. The vast majority of the Company’s assets are located in the U.S.

18. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure.

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006

4.3(1)	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006

4.4(1)	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009

4.5(1)	Third Amended and Restated Registration Rights Agreement dated October 15, 2009

10.1(1)	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust

10.2(2)	Amended and Restated License Agreement between the Registrant and WisdomTree Trust dated March 1, 2012

10.3(1)	WisdomTree Investments, Inc. 2001 Performance Equity Plan

10.4(1)	WisdomTree Investments, Inc. 2005 Performance Equity Plan

10.5(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 20, 2007

10.6(1)	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 23, 2010

10.7(1)	Form of Stock Option Agreement for Executive Officers

10.8(1)	Form of Amendment dated January 26, 2009 to Existing Option Agreements between the Registrant and Employees

10.9(1)	Stock Option Agreement between the Registrant and Luciano Siracusano dated January 26, 2009

10.10(1)	Amendment dated March 30, 2011 to Stock Option Agreements between the Registrant and Luciano Siracusano dated January 26, 2009

10.11(1)	Form of Proprietary Rights and Confidentiality Agreement

10.12(1)	Form of Indemnification Agreement for Officers and Directors

10.13(2)	WisdomTree Investments, Inc. 2014 Annual Incentive Compensation Plan

10.14(3)	WisdomTree Investments, Inc. 2016 Equity Plan

10.15(4)	Form of Employment Agreement for Executive Officers dated December 22, 2016

10.15(a)(4)	Appendix A to Employment Agreement between the Company and Jonathan Steinberg, dated December 22, 2016

10.15(b)(4)	Appendix A to Employment Agreement between the Company and Gregory Barton, dated December 22, 2016

10.15(c)(4)	Appendix A to Employment Agreement between the Company and Luciano Siracusano III, dated December 22, 2016

10.15(d)(4)	Appendix A to Employment Agreement between the Company and Amit Muni, dated December 22, 2016

Exhibit Number	Description

10.15(e)(4)	Appendix A to Employment Agreement between the Company and Peter M. Ziemba, dated December 22, 2016

10.15(f)(5)	Appendix A to Employment Agreement between the Company and Kurt MacAlpine, dated January 26, 2017

10.16(6)	Form of Restricted Stock Agreement for Executive Officers

10.17(6)	Form of Restricted Stock Agreement for Non-Employee Directors

21.1(6)	Subsidiaries of WisdomTree Investments, Inc.

23.1(6)	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1(6)	Rule 13a-14(a) / 15d-14(a) Certifications

31.2(6)	Rule 13a-14(a) / 15d-14(a) Certifications

32.1(6)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(6)	Financial Statements from the Annual Report on Form 10-K of the Company are attached to this report, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ending December 31, 2016, December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the years ending December 31, 2016, December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ending December 31, 2016, December 31, 2015 and December 31, 2014; (v) Consolidated Statements of Cash Flows for the years ending December 31, 2016, December 31, 2015 and December 31, 2014 and (vi) Notes to the Consolidated Financial Statements.

101.INS(6)	XBRL Instance Document

101.SCH(6)	XBRL Taxonomy Extension Schema Document

101.CAL(6)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(6)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(6)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(6)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011.
(2)	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2014.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2017.
(6)	Filed herewith.