Form 10-Q
period 2017-03-31
WisdomTree Investments, Inc.
filed 2017-05-08
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of April 27, 2017, there were 136,610,528 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2017

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,637	$92,722
Securities owned, at fair value	57,611	58,907
Securities held-to-maturity	3,997	3,994
Accounts receivable	19,234	17,668
Prepaid expenses	3,219	3,346
Other current assets	534	555

Total current assets	164,232	177,192
Fixed assets, net	11,642	11,748
Securities held-to-maturity	19,205	18,502
Deferred tax asset, net	3,596	9,826
Investment, carried at cost	20,000	20,000
Goodwill	1,799	1,799
Intangible asset	9,953	9,953
Other noncurrent assets	748	747

Total assets	$231,175	$249,767

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$13,229	$13,584
Compensation and benefits payable	4,923	14,652
Income taxes payable	4,518	4,700
Acquisition payable	—	3,537
Securities sold, but not yet purchased, at fair value	27	1,248
Accounts payable and other liabilities	6,033	5,806

Total current liabilities	28,730	43,527
Deferred rent payable	4,839	4,896

Total liabilities	33,569	48,423

Commitments and Contingencies (Note 8)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 136,622 and 136,475 at March 31, 2017 and December 31, 2016, respectively	1,366	1,365
Additional paid-in capital	220,858	224,739
Accumulated other comprehensive income/(loss)	98	(44)
Accumulated deficit	(24,716)	(24,716)

Total stockholders’ equity	197,606	201,344

Total liabilities and stockholders’ equity	$231,175	$249,767

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Advisory fees	$53,262	$60,615
Other income	1,337	263

Total revenues	54,599	60,878
Expenses:
Compensation and benefits	17,874	15,226
Fund management and administration	9,600	10,044
Marketing and advertising	3,537	3,832
Sales and business development	2,962	2,447
Professional and consulting fees	1,558	2,835
Occupancy, communications and equipment	1,353	1,222
Depreciation and amortization	337	316
Third-party sharing arrangements	932	907
Acquisition payment	—	745
Other	1,624	1,632

Total expenses	39,777	39,206

Income before taxes	14,822	21,672
Income tax expense	7,942	9,600

Net income	$6,880	$12,072

Net income per share—basic	$0.05	$0.09

Net income per share—diluted	$0.05	$0.09

Weighted-average common shares—basic	134,385	135,467

Weighted-average common shares—diluted	135,509	136,457

Cash dividends declared per common share	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$6,880	$12,072
Other comprehensive income/(loss)
Unrealized losses on available-for-sale securities, net of tax	(103)	—
Foreign currency translation adjustment	245	373

Other comprehensive income	142	373

Comprehensive income	$7,022	$12,445

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$6,880	$12,072
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6,302	9,219
Stock-based compensation	3,421	3,503
Depreciation and amortization	337	316
Other	120	(59)
Changes in operating assets and liabilities:
Securities owned, at fair value	1,292	—
Accounts receivable	(1,553)	7,055
Prepaid expenses	127	(960)
Other assets	64	186
Acquisition payable	(3,538)	745
Fund management and administration payable	(400)	(199)
Compensation and benefits payable	(9,772)	(22,973)
Income taxes payable	177	(2,879)
Securities sold, but not yet purchased, at fair value	(1,222)	—
Accounts payable and other liabilities	212	751

Net cash provided by operating activities	2,447	6,777

Cash flows from investing activities:
Purchase of fixed assets	(193)	(336)
Purchase of securities held-to-maturity	(759)	—
Purchase of securities available-for-sale	(21,340)	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	51	1,113
Proceeds from sales and maturities of securities available-for-sale	21,000	—
Acquisition less cash acquired	—	(11,818)

Net cash used in investing activities	(1,241)	(11,041)

Cash flows from financing activities:
Dividends paid	(10,930)	(10,913)
Shares repurchased	(3,628)	(35,555)
Proceeds from exercise of stock options	5	75

Net cash used in financing activities	(14,553)	(46,393)

Increase in cash flow due to changes in foreign exchange rate	262	348

Net decrease in cash and cash equivalents	(13,085)	(50,309)
Cash and cash equivalents—beginning of period	92,722	210,070

Cash and cash equivalents—end of period	$79,637	$159,761

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,247	$3,594

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

The Company had no variable interests in any VIEs at March 31, 2017 and December 31, 2016.

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

For impairment testing purposes, goodwill has been allocated to the Company’s U.S. Business reporting unit (See Note 14). The Company has designated April 30th as its annual goodwill impairment testing date. When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and the income approach, market approach and its market capitalization when determining the fair value of its reporting units.

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

The Company may rely on a qualitative assessment when performing its intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of identifiable cash flows independent of other assets. The Company has designated November 30th as its annual impairment testing date for its indefinite-lived intangible assets.

Stock-Based Awards

Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all equity awards based on estimated fair values. Stock-based compensation is measured based on the grant-date fair value of the award and is amortized over the relevant service period.

Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted this standard prospectively on January 1, 2017. The adoption of the standard increased volatility reported in income tax expense as income tax windfalls and shortfalls associated with the vesting of stock-based compensation is now recorded in income tax expense, rather than additional paid-in capital, when applicable. This new guidance resulted in the Company recognizing approximately $1.0 million of income tax expense for tax shortfalls related to stock-based compensation vesting occurring during this period, which reduced basic and diluted EPS by $0.01 (See Notes 11 and 12).

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of the standard is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in the update make targeted improvements to generally accepted accounting principles. These include requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Available-for-sale classification for equity investments with readily determinable fair values will no longer be permissible. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted for the updates currently applicable to the Company. The Company’s equity investments with readily determinable fair values are all currently measured at fair value with changes in fair value recognized in net income. The Company will apply the amendments in this update when assessing the carrying value of its investment, held at cost.

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

3. Cash and Cash Equivalents

Cash and cash equivalents of approximately $39,743 and $56,484 at March 31, 2017 and December 31, 2016, respectively, were held at one financial institution. At March 31, 2017 and December 31, 2016, cash equivalents were approximately $39,522 and $55,619, respectively.

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

Securities Owned/Sold But Not Yet Purchased – These securities consist of securities classified as trading and AFS, as follows:

	March 31, 2017	December 31, 2016
Securities Owned
Trading securities	$264	$1,556
Available-for-sale securities	57,347	57,351

Total	$57,611	$58,907

Securities Sold, but not yet Purchased
Trading securities	$27	$1,248
Available-for-sale securities	—	—

Total	$27	$1,248

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

AFS Securities

The following table summarizes unrealized gains, losses and fair value of the AFS securities:

	March 31, 2017	December 31, 2016
Cost	$57,779	$57,615
Gross unrealized gains in other comprehensive income	—	—
Gross unrealized losses in other comprehensive income	(432)	(264)

Fair value	$57,347	$57,351

All the Company’s AFS securities are due within one year. The Company assesses the AFS securities for other-than-temporary impairment on a quarterly basis. No AFS securities were determined to be other-than-temporarily impaired at March 31, 2017 or December 31, 2016.

During the three months ended March 31, 2017, the Company received $21.0 million of proceeds from the sale and maturity of available-for-sale securities and recognized gross realized losses of $0.2 million. These losses have been reclassified out of accumulated other comprehensive income and into other income within the Consolidated Statements of Operations. Proceeds received were used to purchase additional AFS securities.

5. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	March 31, 2017	December 31, 2016
Federal agency debt instruments (amortized cost)	$23,202	$22,496

The following table summarizes unrealized gains, losses, and fair value of securities held-to-maturity:

	March 31, 2017	December 31, 2016
Cost/amortized cost	$23,202	$22,496
Gross unrealized gains	12	13
Gross unrealized losses	(1,405)	(1,353)

Fair value	$21,809	$21,156

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired at March 31, 2017 or December 31, 2016. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	March 31, 2017	December 31, 2016
Due within one year	$3,997	$3,994
Due one year through five years	1,020	1,023
Due five years through ten years	4,030	4,031
Due over ten years	14,155	13,448

Total	$23,202	$22,496

6. Investment, Carried at Cost

On November 18, 2016, the Company made a $20,000 strategic investment in AdvisorEngine, Inc., an end-to-end wealth management platform which enables individual customization of investment philosophies. The Company and AdvisorEngine also entered into an agreement whereby the Company’s asset allocation models are made available through AdvisorEngine’s open architecture platform and the Company actively introduces the platform to its distribution network.

In consideration of its investment, the Company received 11,811,856 shares of Series A convertible preferred shares (“Series A Preferred”), for an aggregate equity ownership interest of approximately 42% (or 36% on a fully-diluted basis).

The Series A Preferred is convertible into common stock at the option of the Company and contains various rights and protections including a non-cumulative 6.0% dividend, payable if and when declared by the board of directors, and a liquidation preference that is senior to all other holders of capital stock of AdvisorEngine. The investment is accounted for under the cost method of accounting as it is not considered to be in-substance common stock.

This investment is assessed for impairment on a quarterly basis. No impairment existed at March 31, 2017 or December 31, 2016.

7. Fixed Assets

The following table summarizes fixed assets:

	March 31, 2017	December 31, 2016
Equipment	$1,839	$1,739
Furniture and fixtures	2,414	2,393
Leasehold improvements	11,006	10,877
Less accumulated depreciation and amortization	(3,617)	(3,261)

Total	$11,642	$11,748

8. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended March 31, 2017 and 2016 were approximately $1,120 and $985, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at March 31, 2017 were approximately as follows:

Remainder of 2017	$3,040
2018	3,437
2019	2,952
2020	2,867
2021 and thereafter	24,079

Total	$36,375

Letter of Credit

The Company collateralized its U.S. office lease through a standby letter of credit totaling $1,384. The collateral is included in cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Contingencies

The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation that is expected to have a material adverse impact on its business, financial position, results of operations or cash flows.

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

The following table summarizes accounts receivable from related parties which are included as a component of Accounts receivable on the Company’s Consolidated Balance Sheets:

	March 31, 2017	December 31, 2016
Receivable from WTT	$17,970	$16,506
Receivable from BI and WTI	766	645
Receivable from WTCS	131	158
Receivable from WTAMC	31	40

Total	$18,898	$17,349

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended
	March 31, 2017	March 31, 2016
Advisory services provided to WTT	$50,456	$58,642
Advisory services provided to BI and WTI	2,155	1,523
Advisory services provided to WTCS	570	450
Advisory services provided to WTAMC	81	—

Total	$53,262	$60,615

The Company also had an investment in a WisdomTree ETF of approximately $1,300 at December 31, 2016. The investment was redeemed by the fund which was subsequently closed and liquidated during three months ended March 31, 2017.

10. Stock-Based Awards

The Company grants equity awards to employees and directors which include restricted stock awards, restricted stock units and stock options. Stock options may be issued for terms of ten years and may vest after at least one year and have an exercise price equal to the Company’s stock price on the grant date. Restricted stock awards and restricted stock units are generally valued based on the Company’s stock price on the grant date. The Company estimates the fair value for stock options using the Black-Scholes option pricing model. All restricted stock awards, restricted stock units and stock option awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions.

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

The Company recorded stock-based compensation expense of $3,421 and $3,503 for the three months ended March 31, 2017 and 2016, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2017
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period
Employees and directors restricted stock awards	$22,613	1.93

A summary of stock options, restricted stock and restricted stock unit activity for the three months ended March 31, 2017 is as follows:

	Stock Options	Restricted Stock Awards	Restricted Stock Units
Balance at January 1, 2017	1,368,247	2,436,454	—
Granted	—	492,044	3,759
Exercised/vested	(5,000)	(819,247)	—
Forfeitures	—	(3,508)	—

Balance at March 31, 2017	1,363,247	2,105,743	3,759

11. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2017	2016
Net income	$6,880	$12,072

	(shares in thousands)

Shares of common stock and common stock equivalents:
Weighted average common shares used in basic computation	134,385	135,467
Dilutive effect of common stock equivalents	1,124	990

Weighted average common shares used in dilutive computation	135,509	136,457

Basic earnings per share	$0.05	$0.09
Diluted earnings per share	$0.05	$0.09

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS.

Diluted earnings per share reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive) under the treasury stock method. The Company excluded 1,549,440 and 2,017,005 common stock equivalents from its computation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, as they were determined to be anti-dilutive.

As further discussed in Note 12, the Company adopted ASU 2016-09 prospectively during the three-months ended March 31, 2017 which had the effect of reducing basic and diluted EPS by $0.01.

12. Income Taxes

Effective Income Tax Rate – Three Months Ended March 31, 2017 and March 31, 2016

The Company’s effective income tax rate for the three months ended March 31, 2017 of 53.6% resulted in income tax expense of $7.9 million. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting of stock-based compensation awards and state and local income taxes.

Effective January 1, 2017, US GAAP was amended with the intention to simplify the accounting for stock-based compensation. This includes the requirement to record the tax effects related to stock-based compensation within income tax expense, rather than additional paid-in capital, when applicable. Therefore, tax shortfalls (and tax windfalls) associated with the vesting of stock-based compensation awards are now included within income tax expense. This new guidance resulted in the recognition of $1.0 million of income tax expense associated with tax shortfalls recognized upon vesting of stock-based compensation awards during the quarter.

The Company’s effective income tax rate for the three months ended March 31, 2016 of 44.3% resulted in income tax expense of $9,600. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to state and local income taxes, the acquisition payment expense (which is non-deductible) and a valuation allowance on foreign net operating losses.

Net Operating Losses – U.S.

The Company’s pre-tax federal net operating losses for tax purposes (“NOLs”) at March 31, 2017 was $3,671 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.

Net Operating Losses – International

The Company’s European and Canadian subsidiaries generated NOLs outside the U.S. These tax effected NOLs were $2.4 million at March 31, 2017. The Company established a full valuation allowance related to these NOLs as it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.

Deferred Tax Assets

A summary of the components of the Company’s deferred tax asset at March 31, 2017 is as follows:

	March 31, 2017	December 31, 2016
Deferred tax assets:
NOLs – Foreign	$2,414	$4,551
Stock-based compensation	2,353	5,382
Deferred rent liability	2,005	2,024
NOLs – U.S.	1,410	1,611
Accrued expenses	1,207	4,552
Unrealized losses	163	101
Other	262	227

Deferred tax assets	9,814	18,448

Deferred tax liabilities:
Fixed assets	2,405	2,405
Incentive compensation	1,023	1,365
Goodwill and intangible assets	376	301

Deferred tax liabilities	3,804	4,071

Total deferred tax assets less deferred tax liabilities	6,010	14,377
Less: valuation allowance	(2,414)	(4,551)

Deferred tax assets, net	$3,596	$9,826

13. Shares Repurchased

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

During the three months ended March 31, 2017 and March 31, 2016, the Company repurchased 346,529 shares and 3,407,305 shares of its common stock, respectively, under this program for an aggregate cost of $3,628 and $35,555, respectively.

As of March 31, 2017, $92,877 remains under this program for future purchases.

14. Goodwill and Intangible Assets

Goodwill has been allocated to the Company’s U.S. Business reporting unit. The Company has designated April 30th as its annual goodwill impairment testing date. The following table summarizes the goodwill activity during the period:

U.S. Business Reporting Unit
Balance at January 1, 2017	$1,799
Increases/(decreases)	—

Balance at March 31, 2017	$1,799

Intangible Asset (Indefinite-Lived)

As part of the GreenHaven acquisition which occurred on January 1, 2016, the Company identified an intangible asset related to its customary advisory agreement with the GreenHaven Commodities ETF for $9,953. This intangible asset (which is deductible for tax purposes) was determined to have an indefinite useful life. The Company has designated November 30th as its annual impairment testing date for this indefinite-lived intangible asset.

Total
Balance at January 1, 2017	$9,953
Increases/(decreases)	—

Balance at March 31, 2017	$9,953

15. Segment Reporting

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

Information concerning these reportable segments are as follows:

	Three Months Ended March 31,
	2017	2016
Revenues (U.S. Business segment)
Advisory fees	$51,026	$59,092
Other income	1,312	221

Total revenues (U.S. Business segment)	$52,338	$59,313

Revenues (International Business segment)
Advisory fees	$2,236	$1,523
Other income	25	42

Total revenues (International Business segment)	$2,261	$1,565

Total revenues	$54,599	$60,878

Income/(loss) before taxes
U.S. Business segment	$17,908	$24,210
International Business segment	(3,086)	(2,538)

Total income before taxes	$14,822	$21,672

Assets are not reported by segment as such information is not utilized by the chief operating decision maker. The vast majority of the Company’s assets are located in the U.S.

16. Subsequent Events

On April 27, 2017, the Company and AdvisorEngine jointly announced their commitment to providing advisor growth solutions through AdvisorEngine’s acquisition of Kredible Technologies, Inc., a technology enabled, research-driven practice management firm designed to help advisors acquire new clients. The Company invested an additional $5,000 in AdvisorEngine to help facilitate the Kredible acquisition and continue to fuel AdvisorEngine’s growth, leadership and innovation in the advisor solutions space. The Company received 2,646,062 shares of Series A-1 convertible preferred stock (“Series A-1 Preferred”) for an aggregate equity ownership interest of approximately 47% (or 41% on a fully-diluted basis). The Series A-1 Preferred has substantially the same terms as the Series A Preferred that the Company received in November 2016 in connection with its initial investment in AdvisorEngine as described in Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

Introduction

We were the tenth largest ETP sponsor in the world (based on AUM), with AUM of $43.4 billion globally as of March 31, 2017. An ETP is a pooled investment vehicle that holds a basket of financial instruments, securities or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

Through our operating subsidiaries, we provide investment advisory and other management services to the WisdomTree ETFs and Boost ETPs collectively offering ETPs covering equity, fixed income, currency, alternatives and commodity asset classes. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETPs’ average daily AUM. Our expenses are predominantly related to selling, operating and marketing our ETPs. We have contracted with third parties to provide certain operational services for the ETPs. We distribute our ETPs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers primarily through our sales force. Our sales efforts are not directed towards the retail segment but rather are directed towards financial or investment advisers that act as intermediaries between the end-client and us. Recent investments in technology-enabled services including portfolio construction, asset allocation, practice management services and the AdvisorEngine platform have been made in order to differentiate us in the market, expand our distribution and further enhance our relationships with financial advisors.

A significant portion of our AUM is invested in securities issued outside of the U.S. Therefore, our AUM and revenues are affected by movements in global capital market levels and the strengthening or weakening of the U.S. dollar against other currencies. As the chart below reflects, as of March 31, 2017, 42% of our U.S. AUM was concentrated in two products with similar strategies – HEDJ, our European equity ETF which hedges exposure to the Euro, and DXJ, our Japanese equity ETF which hedges exposure to the Yen. The strengthening of the Euro or Yen against the U.S. dollar, or the decline in European or Japanese equity markets, may have an adverse effect on our results.

Market Environment

During the first quarter of 2017, U.S. market sentiment was favorable as investors focused on the potential for both regulatory and tax reform. Various economic indicators also continued to strengthen which led to a 25bps U.S. interest rate increase along with speculation that further increases may soon follow. International and emerging markets were also on an upswing supported by positive economic data.

The S&P 500 rose 6.1%, MSCI EAFE (local currency) rose 4.8% and MSCI Emerging Markets Index (U.S. dollar) rose 11.5% in the first quarter. In addition, the European equity market appreciated with the MSCI EMU Index rising 7.3% in local currency terms while the Japan equity market as evidenced by the MSCI Japan Index (local currency) was flat for the quarter. Also, the U.S. dollar weakened 4.8% versus the Yen and 1.3% versus the Euro during the first quarter.

The vast majority of our global AUM is in U.S. listed ETFs. As the charts below reflect, industry flows for the first quarter of 2017 reached a record of $132.4 billion. U.S. equities and fixed income gathered the majority of those flows.

Source: Investment Company Institute, WisdomTree

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

Our Operating and Financial Results

U.S. Business Segment

Outflows from our U.S. listed ETFs were muted in the first quarter of 2017. We continued to experience outflows from our European equity ETF (HEDJ), however those outflows were offset by inflows into our Japan equity ETF (DXJ) and our U.S. equity, emerging markets and international equity ETFs. Our U.S. listed AUM increased from $40.2 billion as of December 31, 2016 to $41.9 billion as of March 31, 2017 primarily due to $1.8 billion of market appreciation.

International Business Segment

Our International ETFs had net inflows of $320.1 million in the first quarter of 2017. This was principally a result of inflows of $160.3 million into our European listed ETPs and $159.8 million into our UCITS ETFs. Our International AUM increased from $1.1 billion as of December 31, 2016 to $1.4 billion as of March 31, 2017 primarily due to net inflows and, to a lesser extent, market appreciation.

Consolidated Operating Results

Our revenues, expenses and net income are as follows:

•	Revenues – We recorded revenues of $54.6 million in the three months ended March 31, 2017, down 10.3% from the three months ended March 31, 2016 due to declines in our average AUM, primarily in our two largest ETFs and partly offset by an increase in average AUM resulting from $2.1 billion of net inflows into our U.S. equity ETFs and market appreciation.

•	Expenses – Total expenses increased 1.5% from the three months ended March 31, 2016 to $39.8 million primarily resulting from higher compensation partly offset by lower professional fees.

•	Net income – Net income declined 43.0% from the three months ended March 31, 2016 to $6.9 million.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
U.S. LISTED ETFs (in millions)
Beginning of period assets	$40,164	$37,704	$51,639
Assets acquired	—	—	225
Inflows/(outflows)	(58)	132	(5,359)
Market appreciation/(depreciation)	1,834	2,328	(2,249)

End of period assets	$41,940	$40,164	$44,256

Average assets during the period	$41,292	$38,253	$45,475
Revenue days	90	92	91
Number of ETFs – end of the period	88	94	93
ETF Industry and Market Share (in billions)
ETF industry net inflows	$132.4	$127.2	$34.6
WisdomTree market share of industry inflows	n/a	0.1%	n/a
Average ETF advisory fee during the period
Alternative strategy ETFs	0.66%	0.72%	0.88%
Emerging markets equity ETFs	0.70%	0.70%	0.71%
International developed equity ETFs	0.56%	0.56%	0.56%
International hedged equity ETFs	0.53%	0.54%	0.54%
Currency ETFs	0.50%	0.50%	0.50%
Fixed income ETFs	0.42%	0.43%	0.46%
U.S. equity ETFs	0.35%	0.35%	0.35%

Blended total	0.50%	0.50%	0.52%

EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets	$626,280	$647,497	$437,934
Inflows/(outflows)	160,327	(38,214)	123,461
Market appreciation/(depreciation)	(12,120)	16,997	(73,326)

End of period assets	$774,487	$626,280	$488,069

Average assets during the period	704,843	640,101	428,827
Average ETP advisory fee during the period	0.79%	0.80%	0.84%
Number of ETPs—end of period	68	68	67

Total UCITS ETFs (in thousands)
Beginning of period assets	$398,015	$371,307	$335,938
Inflows/(outflows)	159,774	12,442	71,440
Market appreciation/(depreciation)	18,714	14,266	(10,477)

End of period assets	$576,503	$398,015	$396,901

Average assets during the period	504,294	375,286	356,814
Average UCITS ETF advisory fee during the period	0.43%	0.42%	0.47%
Number of UCITS ETFs—end of period	17	16	12

CANADIAN LISTED ETFs* (in thousands)
Beginning of period assets	$68,618	$68,427	$—
Inflows/(outflows)	(2)	3	—
Market appreciation/(depreciation)	4,311	188	—

End of period assets	$72,927	$68,618	$—

Average assets during the period	71,242	67,168	n/a
Average ETF advisory fee during the period	0.46%	0.46%	n/a
Number of ETFs—end of period	6	6	n/a

Headcount: U.S. Business Segment	163	163	153
Headcount: International Business Segment	47	46	38

*	ETF inception date July 14, 2016

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Overview

	Three Months Ended March 31,		Change	Percent Change
	2017	2016
Global AUM (in millions)
End of period assets	$43,364	$45,141	$(1,777)	(3.9%)

U.S. listed AUM (in millions)
Beginning of period assets	$40,164	$51,639
Assets acquired	—	225
Net inflows/(outflows)	(58)	(5,359)	$5,301	98.9%
Market appreciation/(depreciation)	1,834	(2,249)

End of period assets	$41,940	$44,256	$(2,316)	(5.2%)

Financial Results (in thousands)
Total revenues	$54,599	$60,878	$(6,279)	(10.3%)
Total expenses	39,777	39,206	571	1.5%

Pre-tax income	$14,822	$21,672	$(6,850)	(31.6%)
Net income	$6,880	$12,072	$(5,192)	(43.0%)

Our global AUM decreased 3.9% from $45.1 billion at March 31, 2016 to $43.4 billion at March 31, 2017. This decline was primarily driven by changes in our U.S. listed AUM which decreased 5.2% from $44.3 billion at March 31, 2016 to $41.9 billion at March 31, 2017 primarily due to net outflows from our two largest funds, HEDJ and DXJ. These net outflows were partly offset by net inflows of $2.1 billion into our U.S. equity ETFs and market appreciation.

We reported pre-tax income of $14.8 million for the three months ended March 31, 2017, a decrease of 31.6% from the three months ended March 31, 2016 primarily due to lower revenues, and we reported net income of $6.9 million for the three months ended March 31, 2017 compared to $12.1 million for the three months ended March 31, 2016.

Revenues

	Three Months Ended March 31,		Change	Percent Change
	2017	2016
Global AUM (in millions)
Global - Average AUM	$42,572	$46,261	$(3,689)	(8.0%)

U.S. listed AUM (in millions)
U.S. listed - Average AUM	$41,292	$45,475	$(4,183)	(9.2%)
U.S. listed - Average ETF advisory fee	0.50%	0.52%	(0.02)	(3.8%)

Revenues (in thousands)
Advisory fees	$53,262	$60,615	$(7,353)	(12.1%)
Other income	1,337	263	1,074	408.4%

Total revenues	$54,599	$60,878	$(6,279)	(10.3%)

Advisory fees

Advisory fees revenues decreased 12.1% from $60.6 million in the three months ended March 31, 2016 to $53.3 million in the comparable period in 2017 due to declines in our average AUM, primarily in our two largest ETFs and partly offset by $2.1 billion of net inflows into our U.S. equity ETFs and market appreciation. Our average advisory fee for our U.S. listed ETFs declined from 0.52% for the three months ended March 31, 2016 to 0.50% for the three months ended March 31, 2017 due to changes in product mix.

Other income

Other income increased 408.4% from $0.3 million in the three months ended March 31, 2016 to $1.3 million in the comparable period in 2017. Included within other income for the three months ended March 31, 2017 was a one-time reimbursement of fund-related costs for prior years of $0.8 million. In addition, other income increased due to higher interest earned on our securities owned, at fair value.

Expenses

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2017	2016
Compensation and benefits	$17,874	$15,226	$2,648	17.4%
Fund management and administration	9,600	10,044	(444)	(4.4%)
Marketing and advertising	3,537	3,832	(295)	(7.7%)
Sales and business development	2,962	2,447	515	21.0%
Professional and consulting fees	1,558	2,835	(1,277)	(45.0%)
Occupancy, communications and equipment	1,353	1,222	131	10.7%
Depreciation and amortization	337	316	21	6.6%
Third-party sharing arrangements	932	907	25	2.8%
Acquisition payment	—	745	(745)	n/a
Other	1,624	1,632	(8)	(0.5%)

Total expenses	$39,777	$39,206	$571	1.5%

	Three Months Ended March 31,
As a Percent of Revenues:	2017	2016
Compensation and benefits	32.7%	25.0%
Fund management and administration	17.6%	16.5%
Marketing and advertising	6.5%	6.3%
Sales and business development	5.4%	4.0%
Professional and consulting fees	2.9%	4.7%
Occupancy, communications and equipment	2.5%	2.0%
Depreciation and amortization	0.6%	0.5%
Third-party sharing arrangements	1.7%	1.5%
Acquisition payment	n/a	1.2%
Other	3.0%	2.7%

Total expenses	72.9%	64.4%

Compensation and benefits

Compensation and benefits expense increased 17.4% from $15.2 million in the three months ended March 31, 2016 to $17.9 million in the comparable period in 2017 primarily due to higher accrued incentive compensation and other headcount related expenses. Headcount of our U.S. Business segment was 153 and our International Business segment was 38 at March 31, 2016 compared to 163 and 47, respectively, at March 31, 2017.

Fund management and administration

Fund management and administration expense decreased 4.4% from $10.0 million in the three months ended March 31, 2016 to $9.6 million in the comparable period in 2017. This decrease was primarily due to lower fund costs for our U.S. Business segment attributable to lower average AUM partly offset by the higher number of ETPs and higher average AUM of our International Business segment. We had 93 U.S. listed ETFs and 79 European ETPs at March 31, 2016 compared to 88 U.S. listed ETFs, 85 ETPs and 6 Canadian listed ETFs at March 31, 2017.

Marketing and advertising

Marketing and advertising expense decreased 7.7% from $3.8 million in the three months ended March 31, 2016 to $3.5 million in the comparable period in 2017 primarily due to lower levels of marketing related activities.

Sales and business development

Sales and business development expense increased 21.0% from $2.4 million in the three months ended March 31, 2016 to $3.0 million in the comparable period in 2017 primarily due to higher spending on sales related activities within both our U.S. Business and International Business segments.

Professional and consulting fees

Professional and consulting fees decreased 45.0% from $2.8 million in the three months ended March 31, 2016 to $1.6 million in the comparable period in 2017 primarily due to lower advisory fees associated with our GreenHaven acquisition which occurred in the first quarter of 2016 as well as lower corporate consulting related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 10.7% from $1.2 million in the three months ended March 31, 2016 to $1.4 million in the comparable period in 2017 primarily due to higher real estate taxes.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged from the three months ended March 31, 2016.

Third-party sharing arrangements

Third-party sharing arrangements was essentially unchanged from the three months ended March 31, 2016.

Other

Other expense was essentially unchanged from the three months ended March 31, 2016.

Income tax

Our effective income tax rate for the three months ended March 31, 2017 of 53.6% resulted in income tax expense of $7.9 million. In the first quarter of 2017, as required, the Company adopted ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which requires companies to record the tax effects related to stock-based compensation within income tax expense, rather than additional paid-in capital, when applicable. Therefore, tax shortfalls (and tax windfalls) associated with the vesting of stock-based compensation awards are now included within income tax expense. This guidance resulted in the recognition of $1.0 million of income tax expense associated with tax shortfalls recognized upon vesting of stock-based compensation awards during the quarter. In addition, our tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes.

Our effective income tax rate for the three months ended March 31, 2016 of 44.3% resulted in income tax expense of $9,600. Our tax rate differs from the federal statutory tax rate of 35% primarily due to state and local income taxes, the acquisition payment expense (which is non-deductible) and a valuation allowance on foreign net operating losses.

Segment Results

The table below presents the net revenues, operating expenses and income before taxes of our U.S. Business and International Business reportable segments.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
U.S. Business segment
Revenues	$52,338	$59,313
Operating expenses	(34,430)	(35,103)

Income before taxes	$17,908	$24,210

Average assets during the period (in millions)	$41,292	$45,475
Average advisory fee during the period	0.50%	0.52%

International Business segment
Revenues	$2,261	$1,565
Operating expenses	(5,347)	(4,103)

Loss before taxes	$(3,086)	$(2,538)

European ETPs – Average assets during the period (in thousands)	$704,843	$428,827
UCITS ETFs – Average asset during the period (in thousands)	$504,294	$356,814
Canadian ETFs – Average asset during the period (in thousands)	$71,242	n/a
European ETPs – Average advisory fee during the period	0.79%	0.84%
UCITS ETFs – Average advisory fee during the period	0.43%	0.47%
Canadian ETFs – Average advisory fee during the period	0.46%	n/a

Totals
Revenues	$54,599	$60,878
Operating expenses	(39,777)	(39,206)

Income before taxes	$14,822	$21,672

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

U.S. Business segment

Revenues of the U.S. Business segment decreased 11.8% from $59.3 million in the three months ended March 31, 2016 to $52.3 million in the comparable period in 2017. The decrease was attributable to lower average AUM which decreased 9.2%, primarily due to net outflows from our two largest U.S. listed ETFs, HEDJ and DXJ. These net outflows were partly offset by net inflows of $2.1 billion into our U.S. Equity ETFs and market appreciation. Our average U.S. advisory fee decreased to 0.50% from 0.52% during the year due to changes in product mix.

Operating expenses of the U.S. Business segment decreased 1.9% from $35.1 million in the three months ended March 31, 2016 to $34.4 million in the comparable period in 2017. The decrease was primarily attributable to lower fund management and administration expenses due to lower average U.S. listed AUM and lower professional fees primarily a result of lower advisory fees associated with our GreenHaven acquisition which occurred in the first quarter of 2016. These decreases were partly offset by higher compensation expenses primarily due to higher accrued incentive compensation and other headcount related expenses. Headcount of our U.S. Business segment was 153 and 163 at March 31, 2016 and 2017, respectively.

International Business segment

Revenues of the International Business segment increased 44.5% from $1.6 million in the three months ended March 31, 2016 to $2.3 million in the comparable period in 2017. This increase was attributable to higher average AUM which increased 63.0% from $785.6 million in the three months ended March 31, 2016 to $1.3 billion in the comparable period in 2017 primarily due to net inflows. In addition, in July 2016 we began distributing six locally listed ETFs in Canada.

Operating expenses of the International Business segment increased 30.3% from $4.1 million in the three months ended March 31, 2016 to $5.3 million in the comparable period in 2017. The increase was primarily due to higher headcount related compensation expenses. Headcount of our International Business segment was 38 and 47 at March 31, 2016 and 2017, respectively. In addition, fund management and administration expenses increased due to a higher number of ETPs and higher average AUM. These increases were partly offset by the acquisition payment expense of $0.8 million recorded in the first quarter of 2016 associated with the buyout obligation of the minority interest in our European business which was ultimately completed during the second quarter of 2016.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2017	December 31, 2016
Balance Sheet Data (in thousands):
Cash and cash equivalents	$79,637	$92,722
Securities owned, at fair value	57,611	58,907
Securities held-to-maturity	23,202	22,496
Accounts receivable	19,234	17,668

Total: Liquid assets	179,684	191,793
Less: Total liabilities	(33,569)	(48,423)

Total: Available liquidity	$146,115	$143,370

	Three Months Ended March 31,
	2017	2016
Cash Flow Data (in thousands):
Operating cash flows	$2,447	$6,777
Investing cash flows	(1,241)	(11,041)
Financing cash flows	(14,553)	(46,393)
Foreign exchange rate effect	262	348

Decrease in cash and cash equivalents	$(13,085)	$(50,309)

Liquidity

We consider our available liquidity to be our liquid assets less our liabilities. Liquid assets consist of cash and cash equivalents, securities owned, at fair value, securities held-to-maturity and accounts receivable. Cash and cash equivalents include cash on hand with financial institutions and all highly liquid investments with an original maturity of 90 days or less at the time of purchase. Our securities owned, at fair value are highly liquid investments in a portfolio of short-duration investment grade corporate bonds. Certain securities are accounted for as held-to-maturity securities and we have the intention and ability to hold them to maturity. However, these securities are also readily traded and, if needed, could be sold for liquidity. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our liabilities consist primarily of payments owed to vendors and third parties in the normal course of business as well as accrued year end compensation for employees.

Cash and cash equivalents decreased $13.1 million in the three months ended March 31, 2017 due to $21.3 million used to purchase securities available-for-sale, $10.9 million used to pay dividends on our common stock, $3.6 million used to repurchase our common stock and $0.7 million used for other activities. These decreases were partly offset by $2.4 million of cash generated by our operating activities and $21.0 million from sales and maturities of securities available-for-sale.

Cash and cash equivalents decreased $50.3 million in the three months ended March 31, 2016 due to $35.6 million used to repurchase our common stock, $11.8 million used in connection with the GreenHaven acquisition which occurred on January 1, 2016 and $10.9 million used to pay dividends on our common stock. These decreases were partly offset by $6.8 million of cash flows generated by our operating activities, $1.1 million from held-to-maturity securities called or maturing during the period and $0.1 million of other activities.

Capital Resources

Our principal source of financing is our operating cash flow. We believe that current cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. We expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. As part of our capital management, we maintain a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2019, including purchases to offset future equity grants made under our equity plans. During the three months ended March 31, 2017, we repurchased 346,529 shares of our common stock under the repurchase program for an aggregate cost of $3,628. As of March 31, 2017, $92,877 remains under this program for future purchases.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of March 31, 2017:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$36,375	$3,040	$6,389	$8,423	$18,523

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

For impairment testing purposes, goodwill has been allocated to our U.S. Business reporting unit. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the income approach, market approach and our market capitalization when determining the fair value of our reporting units. We have designated April 30th as our annual impairment testing date.

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of identifiable cash flows independent of other assets. We have designated November 30th as our annual impairment testing date for our indefinite-lived intangible assets.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We adopted this standard prospectively on January 1, 2017. The adoption of the standard increased volatility reported in income tax expense as income tax windfalls and shortfalls associated with the vesting of stock-based compensation is now recorded in income tax expense, rather than additional paid-in capital, when applicable. This new guidance resulted in us recognizing approximately $1.0 million of income tax expense for tax shortfalls related to stock-based compensation vesting occurring during this period, which reduced basic and diluted EPS by $0.01. See Notes 11 and 12 to our Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of the standard is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in the update make targeted improvements to generally accepted accounting principles. These include requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Available-for-sale classification for equity investments with readily determinable fair values will no longer be permissible. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted for the updates currently applicable to us. Our equity investments with readily determinable fair values are all currently measured at fair value with changes in fair value recognized in net income. We will apply the amendments in this update when assessing the carrying value of our investment, held at cost.

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

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and short-term investment grade corporate bonds which totaled $135.7 million and $120.3 million as of December 31, 2016 and March 31, 2017, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the information set forth in this Report, as well as the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2017 to January 31, 2017	343,096	$10.49	343,096
February 1, 2017 to February 28, 2017	—	$—	—
March 1, 2017 to March 31, 2017	3,433	$8.76	3,433

Total	346,529	$10.47	346,529	$92,877

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100.0 million. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019, increasing the total authorized repurchase amount to $100.3 million. During the three months ended March 31, 2017, we repurchased 346,529 shares of our common stock under this program for an aggregate cost of $3.6 million. As of March 31, 2017, $92.9 million remained under this program for future purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.1(1)	Form of Amendment, dated May 5, 2017, to Form of Employment Agreement for Executive Officers, dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 23, 2016)

31.1 (1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

101 (1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May 2017.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan L. Steinberg
Jonathan L. Steinberg
Chief Executive Officer and President (Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)