Form 10-Q
period 2017-06-30
WisdomTree Investments, Inc.
filed 2017-08-08
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of July 31, 2017, there were 136,937,186 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2017

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$88,614	$92,722
Securities owned, at fair value	49,744	58,907
Securities held-to-maturity	2,999	3,994
Accounts receivable	19,397	17,668
Prepaid expenses	4,751	3,346
Other current assets	439	555

Total current assets	165,944	177,192
Fixed assets, net	11,318	11,748
Securities held-to-maturity	18,150	18,502
Deferred tax asset, net	4,026	9,826
Investments, carried at cost	31,909	20,000
Goodwill	1,799	1,799
Intangible asset	9,953	9,953
Other noncurrent assets	793	747

Total assets	$243,892	$249,767

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$13,033	$13,584
Compensation and benefits payable	10,817	14,652
Income taxes payable	6,497	4,700
Acquisition payable	—	3,537
Securities sold, but not yet purchased, at fair value	27	1,248
Accounts payable and other liabilities	6,235	5,806

Total current liabilities:	36,609	43,527
Deferred rent payable	4,785	4,896

Total liabilities	41,394	48,423

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 136,874 and 136,475 at June 30, 2017 and December 31, 2016, respectively	1,369	1,365
Additional paid-in capital	225,584	224,739
Accumulated other comprehensive income/(loss)	261	(44)
Accumulated deficit	(24,716)	(24,716)

Total stockholders’ equity	202,498	201,344

Total liabilities and stockholders’ equity	$243,892	$249,767

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Advisory fees	$56,114	$55,931	$109,376	$116,546
Settlement gain (Note 8)	6,909	—	6,909	—
Other income	405	50	1,742	313

Total revenues	63,428	55,981	118,027	116,859
Expenses:
Compensation and benefits	18,421	14,343	36,295	29,569
Fund management and administration	10,112	10,621	19,712	20,665
Marketing and advertising	3,825	4,566	7,362	8,398
Sales and business development	3,389	3,834	6,351	6,281
Professional and consulting fees	1,221	1,365	2,779	4,200
Occupancy, communications and equipment	1,371	1,241	2,724	2,463
Depreciation and amortization	352	330	689	646
Third-party sharing arrangements	670	709	1,602	1,616
Acquisition payment	—	5,993	—	6,738
Other	1,842	1,823	3,466	3,455

Total expenses	41,203	44,825	80,980	84,031

Income before taxes	22,225	11,156	37,047	32,828
Income tax expense	10,120	7,505	18,062	17,105

Net income	$12,105	$3,651	$18,985	$15,723

Net income per share—basic	$0.09	$0.03	$0.14	$0.11

Net income per share—diluted	$0.09	$0.03	$0.14	$0.11

Weighted-average common shares—basic	134,557	134,115	134,472	134,791

Weighted-average common shares—diluted	135,574	135,132	135,613	135,589

Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$12,105	$3,651	$18,985	$15,723
Other comprehensive income
Unrealized losses on available-for-sale securities, net of tax	(31)	—	(134)	—
Foreign currency translation adjustment	194	547	439	920

Other comprehensive income	163	547	305	920

Comprehensive income	$12,268	$4,198	$19,290	$16,643

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$18,985	$15,723
Adjustments to reconcile net income to net cash provided by operating activities:
Settlement gain	(6,909)	—
Deferred income taxes	5,890	15,490
Stock-based compensation	6,951	7,270
Depreciation and amortization	689	646
Other	301	(149)
Changes in operating assets and liabilities:
Securities owned, at fair value	1,148	—
Accounts receivable	(1,671)	9,561
Prepaid expenses	(1,405)	(2,012)
Other assets	143	123
Acquisition payable	(3,542)	3,295
Fund management and administration payable	(729)	240
Compensation and benefits payable	(3,958)	(20,481)
Income taxes payable	2,217	(2,094)
Securities sold, but not yet purchased, at fair value	(1,222)	—
Accounts payable and other liabilities	395	1,384

Net cash provided by operating activities	17,283	28,996

Cash flows from investing activities:
Purchase of fixed assets	(220)	(599)
Purchase of securities held-to-maturity	(759)	—
Purchase of securities available-for-sale	(38,680)	—
Purchase of investment	(5,000)	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	2,102	5,025
Proceeds from sales and maturities of securities available-for-sale	46,065	—
Acquisition less cash acquired	—	(11,818)

Net cash provided by/(used in) investing activities	3,508	(7,392)

Cash flows from financing activities:
Dividends paid	(21,872)	(21,833)
Shares repurchased	(3,693)	(35,654)
Proceeds from exercise of stock options	42	104

Net cash used in financing activities	(25,523)	(57,383)

Increase in cash flow due to changes in foreign exchange rate	624	623

Net decrease in cash and cash equivalents	(4,108)	(35,156)
Cash and cash equivalents—beginning of period	92,722	210,070

Cash and cash equivalents—end of period	$88,614	$174,914

Supplemental disclosure of cash flow information:
Cash paid for taxes	$9,708	$3,748

NON-CASH INVESTING ACTIVITY

On June 20, 2017, the Company was issued newly authorized preferred stock of Tradeworx, Inc. and a warrant to purchase additional preferred stock in connection with the resolution of a dispute related to the Company’s ownership stake in Tradeworx, Inc. The fair value of the preferred stock was $6,909 and is included within Investments on the Consolidated Balance Sheets. The fair value of the warrant was determined to be insignificant (See Note 6).

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

The Company had no variable interests in any VIEs at June 30, 2017 and December 31, 2016.

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

Investments, Carried at Cost

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

Goodwill

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur. In accordance with Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which was early adopted by the Company, goodwill is impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted this standard prospectively on January 1, 2017. The adoption of the standard increased volatility reported in income tax expense as income tax windfalls and shortfalls associated with the vesting of stock-based compensation is now recorded in income tax expense, rather than additional paid-in capital, when applicable. This new guidance resulted in the Company recognizing approximately $59 and $1,098 of income tax expense for tax shortfalls related to stock-based compensation vesting occurring during the three and six months ended June 30, 2017, respectively. This had the effect of reducing basic and diluted EPS by $0.01 for the six months ended June 30, 2017 (See Notes 11 and 12).

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of the standard is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in the update make targeted improvements to generally accepted accounting principles. These include requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Available-for-sale classification for equity investments with readily determinable fair values will no longer be permissible. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted for the updates currently applicable to the Company. The Company’s equity investments with readily determinable fair values are all currently measured at fair value with changes in fair value recognized in net income. The Company will apply the amendments in this update when assessing the carrying value of its investments, held at cost.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.

3. Cash and Cash Equivalents

Cash and cash equivalents of approximately $48,178 and $56,484 at June 30, 2017 and December 31, 2016, respectively, were held at one financial institution. At June 30, 2017 and December 31, 2016, cash equivalents were approximately $45,841 and $55,619, respectively.

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

Securities Owned/Sold But Not Yet Purchased – These securities consist of securities classified as trading and AFS, as follows:

	June 30, 2017	December 31, 2016
Securities Owned
Trading securities	$408	$1,556
Available-for-sale securities	49,336	57,351

Total	$49,744	$58,907

Securities Sold, but not yet Purchased
Trading securities	$27	$1,248
Available-for-sale securities	—	—

Total	$27	$1,248

Trading securities are investments in ETFs. These instruments are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 within the fair value hierarchy. AFS securities are investments in short-term investment grade corporate bonds and are classified as Level 2. Fair value is generally derived from observable bids for these Level 2 financial instruments.

AFS Securities

The following table summarizes unrealized gains, losses and fair value of the AFS securities:

	June 30, 2017	December 31, 2016
Cost	$49,818	$57,615
Gross unrealized gains in other comprehensive income	—	—
Gross unrealized losses in other comprehensive income	(482)	(264)

Fair value	$49,336	$57,351

All the Company’s AFS securities are due within one year. The Company assesses the AFS securities for other-than-temporary impairment on a quarterly basis. No AFS securities were determined to be other-than-temporarily impaired at June 30, 2017 or December 31, 2016.

During the three and six months ended June 30, 2017, the Company received $25,065 and $46,065, respectively, of proceeds from the sale and maturity of available-for-sale securities and recognized gross realized losses of $236 and $412, respectively. These losses have been reclassified out of accumulated other comprehensive income and into other income within the Consolidated Statements of Operations.

Interests Held in Tradeworx, Inc.

On June 20, 2017, the Company was issued newly authorized preferred stock of Tradeworx, Inc. (“Tradeworx”) and a warrant to purchase additional preferred stock in connection with the resolution of a dispute related to the Company’s ownership stake in Tradeworx. The fair value of the preferred stock was $6,909 and is included within Investments on the Consolidated Balance Sheets (See Note 6). The fair value of the warrant was determined to be insignificant.

The fair value of these interests held were derived from an enterprise valuation of Tradeworx prepared as of April 30, 2017. The Tradeworx enterprise valuation was determined through a combination of a market approach (Guideline Public Company Method) and income approach (discounted cash flow analyses) applied to its business lines. These approaches are predominantly based on unobservable inputs and therefore the valuation of these interests held are classified as Level 3. The table below presents the ranges and weighted averages of significant unobservable inputs used in these approaches to determine the enterprise value of Tradeworx.

Market Approach(1)	Range (Weighted Average)
Revenue multiple	0.9x

Income Approach(1)	Range (Weighted Average)
Weighted average cost of capital (“WACC”)	11.5% – 14.5% (12.6%)

(1)	The approach and inputs selected varied, based upon the Tradeworx business line being valued.

An increase in the revenue multiple would result in a higher enterprise value, whereas, an increase in the WACC would reduce fair value.

5. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	June 30, 2017	December 31, 2016
Federal agency debt instruments (amortized cost)	$21,149	$22,496

The following table summarizes unrealized gains, losses, and fair value of securities held-to-maturity:

	June 30, 2017	December 31, 2016
Cost/amortized cost	$21,149	$22,496
Gross unrealized gains	11	13
Gross unrealized losses	(1,271)	(1,353)

Fair value	$19,889	$21,156

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired at June 30, 2017 or December 31, 2016. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	June 30, 2017	December 31, 2016
Due within one year	$2,999	$3,994
Due one year through five years	16	1,023
Due five years through ten years	4,029	4,031
Due over ten years	14,105	13,448

Total	$21,149	$22,496

6. Investments, Carried at Cost

The following table sets forth the Company’s investments, carried at cost:

	June 30, 2017	December 31, 2016
AdvisorEngine Inc.	$25,000	$20,000
Tradeworx, Inc.	6,909	—

Total	$31,909	$20,000

AdvisorEngine Inc.

On November 18, 2016, the Company made a $20,000 strategic investment in AdvisorEngine Inc. (“AdvisorEngine”), an end-to-end wealth management platform which enables individual customization of investment philosophies. The Company and AdvisorEngine also entered into an agreement whereby the Company’s asset allocation models are made available through AdvisorEngine’s open architecture platform and the Company actively introduces the platform to its distribution network. In consideration of its investment, the Company received 11,811,856 shares of Series A convertible preferred shares (“Series A Preferred”).

The Series A Preferred is convertible into common stock at the option of the Company and contains various rights and protections including a non-cumulative 6.0% dividend, payable if and when declared by the board of directors, and a liquidation preference that is senior to all other holders of capital stock of AdvisorEngine.

On April 27, 2017, the Company invested an additional $5,000 in AdvisorEngine to help facilitate AdvisorEngine’s acquisition of Kredible Technologies, Inc., a technology enabled, research-driven practice management firm designed to help advisors acquire new clients, and to continue to fuel AdvisorEngine’s growth, leadership and innovation in the advisor solutions space. The Company received 2,646,062 shares of Series A-1 convertible preferred stock which has substantially the same terms as the Series A Preferred.

The Company’s aggregate equity ownership interest in AdvisorEngine is approximately 47% (or 41% on a fully-diluted basis). The investment is accounted for under the cost method of accounting as it is not considered to be in-substance common stock and is assessed for impairment on a quarterly basis. No impairment existed at June 30, 2017 or December 31, 2016.

Tradeworx

On June 20, 2017, the Company was issued 7,797,533 newly authorized shares of Series Y preferred stock (“Series Y Preferred”) of Tradeworx in connection with the resolution of a dispute related to the Company’s ownership stake in Tradeworx (See Note 8). The Series Y Preferred represents ownership of 19.99% of Tradeworx on a fully diluted basis (excluding certain reserved shares). In addition, the Company was issued a warrant to purchase 3,898,766 shares of Series Y Preferred.

The Series Y Preferred ranks pari passu in priority with Tradeworx’s current preferred stockholders, has a liquidation preference of $0.231 per share, contains various rights and protections and is convertible into common stock at the option of the Company. The warrant is exercisable for five years after closing, at varying exercise prices that increase over time and set at multiples of a pre-determined Tradeworx valuation (or new valuation if Tradeworx completes a qualified financing, as defined, within two years). If a claim is brought against Tradeworx or the Company relating to the settlement, the warrant will be exercisable for 100% of the number of shares of Series Y Preferred issued to the Company at closing.

The Company recorded the Series Y Preferred at its fair value of $6,909 (See Note 4). The Series Y Preferred is not considered to be in-substance common stock and is therefore accounted for under the cost method of accounting and is assessed for impairment on a quarterly basis. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.

7. Fixed Assets

The following table summarizes fixed assets:

	June 30, 2017	December 31, 2016
Equipment	$1,860	$1,739
Furniture and fixtures	2,415	2,393
Leasehold improvements	11,009	10,877
Less accumulated depreciation and amortization	(3,966)	(3,261)

Total	$11,318	$11,748

8. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended June 30, 2017 and 2016 were approximately $1,030 and $1,033, respectively, and for the six months ended June 30, 2017 and 2016 were approximately $2,150 and $2,018, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at June 30, 2017 were approximately as follows:

Remainder of 2017	$2,051
2018	5,551
2019	2,998
2020	2,870
2021 and thereafter	24,079

Total	$37,549

Letter of Credit

The Company collateralized its U.S. office lease through a standby letter of credit totaling $1,384. The collateral is included in cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Settlement – Tradeworx

A few years ago, a dispute arose related to the Company’s ownership stake in Tradeworx. In March 2015, the Company was named a party in a lawsuit in the Delaware Court of Chancery pursuant to which a stockholder of Tradeworx sought to have the shares held by the Company invalidated. In August 2016, the court dismissed the claims brought against the Company and Tradeworx (as a nominal defendant), but the number of shares of Tradeworx owned by the Company remained in dispute. On June 20, 2017, the Company, Tradeworx and certain material stockholders of Tradeworx reached an agreement related to the dispute, pursuant to which (i) the litigation was dismissed; (ii) the parties released and agreed not to sue each other with respect to the related claims in the lawsuit; (iii) Tradeworx agreed to indemnify the Company against any such claims; (iv) the Company exchanged its current shares in Tradeworx for new shares of Tradeworx stock and a warrant in accordance with the terms of an equity exchange agreement as described below; and (v) the Company and Tradeworx entered into a stockholders agreement providing for certain rights and obligations of the Company and Tradeworx as described below.

Pursuant to the equity exchange agreement, the Company was issued shares of newly authorized preferred stock reflecting ownership of 19.99% of Tradeworx on a fully diluted basis (excluding certain reserved shares). The shares of preferred stock rank pari passu in priority with Tradeworx’s current preferred stockholders. In addition, Tradeworx issued the Company a warrant to purchase up to an additional 50% of the number of shares of preferred stock issued to the Company at closing, exercisable for five years after the closing, at varying exercise prices that increase over time and set at multiples of a pre-determined Tradeworx valuation (or a new valuation if Tradeworx completes a qualified financing, as defined, within two years). If a claim is brought against Tradeworx or the Company relating to the settlement, the warrant will be exercisable for 100% of the number of shares of preferred stock issued to the Company at closing. Pursuant to the stockholders agreement, the Company has the right to appoint one of five directors to Tradeworx’s board of directors, as well as additional customary rights, including (i) consent rights on certain transactions (e.g., related-party transactions and certain changes to organizational documents); (ii) pre-emptive rights on future issuances of shares, subject to customary carve-outs; (iii) information rights; and (iv) registration rights.

During the three months ended June 30, 2017, the Company recorded a pre-tax gain of $6,909 representing the fair value of the Tradeworx preferred stock it received in connection with this settlement (See Note 4). The fair value of the warrant was determined to be insignificant. This amount has been recorded as settlement gain on the Consolidated Statements of Operations.

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

The following table summarizes accounts receivable from related parties which are included as a component of Accounts receivable on the Company’s Consolidated Balance Sheets:

	June 30, 2017	December 31, 2016
Receivable from WTT	$17,864	$16,506
Receivable from BI and WTI	968	645
Receivable from WTCS	101	158
Receivable from WTAMC	33	40

Total	$18,966	$17,349

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Advisory services provided to WTT	$53,311	$53,587	$103,767	$112,229
Advisory services provided to BI and WTI	2,383	1,870	4,538	3,393
Advisory services provided to WTCS	330	474	900	924
Advisory services provided to WTAMC	90	—	171	—

Total	$56,114	$55,931	$109,376	$116,546

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

Stock-based compensation expense for the three months ended June 30, 2017 and 2016 was approximately $3,530 and $3,767, respectively, and for the six months ended June 30, 2017 and 2016 was approximately $6,951 and $7,270, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2017
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period
Employees and directors	$20,999	1.80

A summary of stock options, restricted stock and restricted stock unit activity for the three months ended June 30, 2017 is as follows:

	Stock Options	Restricted Stock Awards	Restricted Stock Units
Balance at April 1, 2017	1,363,247	2,105,743	3,759
Granted	—	229,908	—
Exercised/vested	(37,300)	(87,480)	—
Forfeitures	—	(6,538)	(1,483)

Balance at June 30, 2017	1,325,947	2,241,633	2,276

11. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$12,105	$3,651	$18,985	$15,723

	(shares in thousands)		(shares in thousands)

Shares of common stock and common stock equivalents:
Weighted average common shares used in basic computation	134,557	134,115	134,472	134,791
Dilutive effect of common stock equivalents	1,017	1,017	1,141	798

Weighted average common shares used in dilutive computation	135,574	135,132	135,613	135,589

Basic earnings per share	$0.09	$0.03	$0.14	$0.11
Diluted earnings per share	$0.09	$0.03	$0.14	$0.11

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating earnings per share under the two-class method. The impact of applying this methodology was a reduction in basic and diluted earnings per share of $0.01 for the six months ended June 30, 2016.

Diluted earnings per share is calculated under both the treasury stock and two-class method and reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive). The calculation that results in the most dilutive earnings per share amount for the common stock is reported in the Company’s consolidated financial statements. The Company excluded 1,951,683 and 778,862 common stock equivalents from its computation of diluted earnings per share for the three months ended June 30, 2017 and 2016, respectively, and 1,780,397 and 2,155,219 common stock equivalents from its computation of diluted earnings per share for the six months ended June 30, 2017 and 2016, respectively, as they were determined to be anti-dilutive.

As further discussed in Note 12, the Company adopted ASU 2016-09 prospectively effective January 1, 2017 which had the effect of reducing basic and diluted earnings per share by $0.01 for the six months ended June 30, 2017.

12. Income Taxes

Effective Income Tax Rate – Three and Six Months Ended June 30, 2017

The Company’s effective income tax rate for the three months ended June 30, 2017 of 45.5% resulted in income tax expense of $10,120. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes.

The Company’s effective income tax rate for the six months ended June 30, 2017 of 48.8% resulted in income tax expense of $18,062. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting of stock-based compensation awards and state and local income taxes.

Effective January 1, 2017, US GAAP was amended with the intention to simplify the accounting for stock-based compensation. This includes the requirement to record the tax effects related to stock-based compensation within income tax expense, rather than additional paid-in capital, when applicable. Therefore, tax shortfalls (and tax windfalls) associated with the vesting of stock-based compensation awards are now included within income tax expense. This new guidance resulted in the recognition of $59 and $1,098 of income tax expense associated with tax shortfalls recognized upon vesting of stock-based compensation awards for the three and six months ended June 30, 2017, respectively.

Effective Income Tax Rate – Three and Six Months Ended June 30, 2016

The Company’s effective income tax rate for the three and six months ended June 30, 2016 of 67.3% and 52.1%, respectively, resulted in income tax expense of $7,505 and $17,105, respectively. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to the acquisition payment expense (which is non-deductible), a valuation allowance on foreign net operating losses and state and local income taxes.

Net Operating Losses – U.S.

The Company’s pre-tax federal net operating losses for tax purposes (“NOLs”) at June 30, 2017 was $3,671 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.

Net Operating Losses – International

The Company’s European and Canadian subsidiaries generated NOLs outside the U.S. These tax effected NOLs were $2,821 at June 30, 2017. The Company established a full valuation allowance related to these NOLs as it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.

Deferred Tax Assets

A summary of the components of the Company’s deferred tax asset is as follows:

	June 30, 2017	December 31, 2016
Deferred tax assets:
Accrued expenses	$3,168	$4,552
Stock-based compensation	3,085	5,382
NOLs – Foreign	2,821	4,551
Deferred rent liability	1,987	2,024
NOLs – U.S.	1,410	1,611
Unrealized losses, net	—	101
Other	387	227

Deferred tax assets	12,858	18,448

Deferred tax liabilities:
Fixed assets	2,405	2,405
Unrealized gains, net	2,473	—
Incentive compensation	682	1,365
Goodwill and intangible assets	451	301

Deferred tax liabilities	6,011	4,071

Total deferred tax assets less deferred tax liabilities	6,847	14,377
Less: valuation allowance	(2,821)	(4,551)

Deferred tax assets, net	$4,026	$9,826

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

During the three and six months ended June 30, 2017, the Company repurchased 7,967 and 354,496 shares of its common stock, respectively, under this program for an aggregate cost of $65 and $3,693, respectively.

During the three and six months ended June 30, 2016, the Company repurchased 8,018 and 3,415,323 shares of its common stock, respectively, under this program for an aggregate cost of $99 and $35,654, respectively.

As of June 30, 2017, $92,811 remains available under this program for future purchases.

14. Goodwill and Intangible Assets

Goodwill has been allocated to the Company’s U.S. Business reporting unit and is deductible for tax purposes. The Company has designated April 30th as its annual goodwill impairment testing date. The following table summarizes the goodwill activity during the period:

U.S. Business Reporting Unit
Balance at April 1, 2017	$1,799
Increases/(decreases)	—

Balance at June 30, 2017	$1,799

Goodwill was tested for impairment on April 30, 2017. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.

Intangible Asset (Indefinite-Lived)

As part of the GreenHaven acquisition which occurred on January 1, 2016, the Company identified an intangible asset valued at $9,953 related to its customary advisory agreement with the GreenHaven Commodities ETF (renamed the WisdomTree Continuous Commodity Index Fund, or “GCC”). This intangible asset (which is deductible for tax purposes) was determined to have an indefinite useful life. The Company has designated November 30th as its annual impairment testing date for this indefinite-lived intangible asset.

Total
Balance at April 1, 2017	$9,953
Increases/(decreases)	—

Balance at June 30, 2017	$9,953

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

Information concerning these reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues (U.S. Business segment)
Advisory fees	$53,641	$54,061	$104,667	$113,153
Settlement gain	6,909	—	6,909	—
Other income	508	387	1,820	608

Total revenues (U.S. Business segment)	$61,058	$54,448	$113,396	$113,761

Revenues (International Business segment)
Advisory fees	$2,473	$1,870	$4,709	$3,393
Other loss	(103)	(337)	(78)	(295)

Total revenues (International Business segment)	$2,370	$1,533	$4,631	$3,098

Total revenues	$63,428	$55,981	$118,027	$116,859

Income/(loss) before taxes
U.S. Business segment	$25,310	$20,084	$43,218	$44,294
International Business segment	(3,085)	(8,928)	(6,171)	(11,466)

Total income before taxes	$22,225	$11,156	$37,047	$32,828

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

Executive Summary

Introduction

We are one of the leading ETP sponsors in the world (based on AUM), with AUM of $44.7 billion globally as of June 30, 2017. An ETP is a pooled investment vehicle that holds a basket of financial instruments, securities or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

A significant portion of our AUM is invested in securities issued outside of the U.S. Therefore, our AUM and revenues are affected by movements in global capital market levels and the strengthening or weakening of the U.S. dollar against other currencies. As the chart below reflects, as of June 30, 2017, 41% of our U.S. AUM was concentrated in two products with similar strategies – HEDJ, our European equity ETF which hedges exposure to the Euro, and DXJ, our Japanese equity ETF which hedges exposure to the Yen. The strengthening of the Euro or Yen against the U.S. dollar, or the decline in European or Japanese equity markets, may have an adverse effect on our results.

Market Environment

The U.S. markets were relatively subdued during the second quarter of 2017 as political uncertainty raised doubts regarding the ability to implement regulatory and tax reform. International and emerging markets benefited from a positive economic backdrop. However, the Eurozone experienced a pullback toward the end of the quarter due to speculation that central banks may begin withdrawing stimulus measures. This also had the effect of negatively weighing on the U.S. dollar and has recently tempered investor sentiment toward emerging markets.

The S&P 500 rose 3.1%, MSCI EAFE (local currency) rose 2.9% and MSCI Emerging Markets Index (U.S. dollar) rose 6.4% in the second quarter. In addition, the European and Japan equity markets appreciated with the MSCI EMU Index rising 1.8% and MSCI Japan Index rising 6.1%, both in local currency terms. Also, the U.S. dollar weakened 6.5% versus the Euro and was essentially unchanged versus the Yen during the second quarter.

The vast majority of our global AUM is in U.S. listed ETFs. As the charts below reflect, industry flows for the second quarter of 2017 reached $112.1 billion. International equities, fixed income, U.S. equities and emerging markets equities gathered the majority of those flows.

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

Our Operating and Financial Results

U.S. Business Segment

Our U.S. listed AUM increased from $41.9 billion as of March 31, 2017 to $43.2 billion as of June 30, 2017 primarily due to market appreciation and net inflows. We experienced net inflows into our U.S. listed ETFs, including within our international equity, U.S. equity, emerging markets, alternative strategy and fixed income ETFs. Inflows into these categories were partly offset by outflows from our Japan equity ETF (DXJ).

International Business Segment

Our International ETFs had net inflows of $162.1 million in the second quarter of 2017. This was a result of inflows of $102.8 million into our European listed ETPs, $44.0 million into our UCITS ETFs and $15.3 million into our Canadian listed ETFs. Our International AUM increased from $1.4 billion as of March 31, 2017 to $1.5 billion as of June 30, 2017 primarily due to net inflows and partly offset by market depreciation.

Consolidated Operating Results

Our revenues, expenses and net income are as follows:

•	Revenues – We recorded revenues of $63.4 million in the three months ended June 30, 2017, up 13.3% from the three months ended June 30, 2016 primarily due to a settlement gain of $6.9 million.

•	Expenses – Total expenses decreased 8.1% from the three months ended June 30, 2016 to $41.2 million primarily due to the $6.0 million acquisition payment recorded in the prior period.

•	Net income – Net income increased $8.5 million from the three months ended June 30, 2016 to $12.1 million.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016
U.S. LISTED ETFs (in millions)
Beginning of period assets	$41,940	$40,164	$44,256
Inflows/(outflows)	605	(58)	(4,949)
Market appreciation/(depreciation)	638	1,834	(1,261)

End of period assets	$43,183	$41,940	$38,046

Average assets during the period	$42,961	$41,292	$41,681
Revenue days	91	90	91
Number of ETFs – end of the period	90	88	99
ETF Industry and Market Share (in billions)
ETF industry net inflows	$112.1	$133.9	$30.8
WisdomTree market share of industry inflows	0.1%	n/a	n/a
Average ETF advisory fee during the period
Alternative strategy ETFs	0.60%	0.66%	0.87%
Emerging markets equity ETFs	0.70%	0.70%	0.71%
International developed equity ETFs	0.56%	0.56%	0.56%
International hedged equity ETFs	0.53%	0.53%	0.54%
Currency ETFs	0.50%	0.50%	0.50%
Fixed income ETFs	0.42%	0.42%	0.48%
U.S. equity ETFs	0.35%	0.35%	0.35%

Blended total	0.50%	0.50%	0.52%

EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets	$774,487	$626,280	$488,069
Inflows/(outflows)	102,783	160,327	20,578
Market appreciation/(depreciation)	(64,666)	(12,120)	51,416

End of period assets	$812,604	$774,487	$560,063

Average assets during the period	$735,295	$704,843	$544,676
Average ETP advisory fee during the period	0.78%	0.79%	0.84%
Number of ETPs—end of period	68	68	67

Total UCITS ETFs (in thousands)
Beginning of period assets	$576,503	$398,015	$396,901
Inflows/(outflows)	44,022	159,774	26,931
Market appreciation/(depreciation)	22,674	18,714	(31,932)

End of period assets	$643,199	$576,503	$391,900

Average assets during the period	$626,177	$504,294	$400,047
Average UCITS ETF advisory fee during the period	0.44%	0.43%	0.46%
Number of UCITS ETFs—end of period	17	17	16

CANADIAN LISTED ETFs* (in thousands)
Beginning of period assets	$72,927	$68,618	$—
Inflows/(outflows)	15,280	(2)	—
Market appreciation/(depreciation)	3,283	4,311	—

End of period assets	$91,490	$72,927	$—

Average assets during the period	$84,879	$71,234	n/a
Average ETF advisory fee during the period	0.42%	0.46%	n/a
Number of ETFs—end of period	8	6	n/a

Headcount: U.S. Business Segment	166	163	157
Headcount: International Business Segment	46	47	47

*	ETF inception date July 14, 2016

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Selected Operating and Financial Information

	Three Months Ended June 30,		Change	Percent Change
	2017	2016
Global AUM (in millions)
End of period assets	$44,730	$38,998

U.S. listed AUM (in millions)
Beginning of period assets	$41,940	$44,256
Net inflows/(outflows)	605	(4,949)
Market appreciation/(depreciation)	638	(1,261)

End of period assets	$43,183	$38,046

Financial Results (in thousands)
Total revenues	$63,428	$55,981	$7,447	13.3%
Total expenses	41,203	44,825	(3,622)	(8.1%)

Pre-tax income	$22,225	$11,156	$11,069	99.2%
Net income	$12,105	$3,651	$8,454	231.6%

Overview – Global AUM (June 30, 2017 and June 30, 2016)

Our global AUM increased 14.7% from $39.0 billion at June 30, 2016 to $44.7 billion at June 30, 2017. This was primarily due to market appreciation of our U.S. listed ETFs and net inflows into our U.S. equity ETFs and our European listed ETPs. These increases were partly offset by outflows primarily in our two largest ETFs, HEDJ and DXJ.

Overview – Three Months Ended June 30, 2017 and June 30, 2016

During the three months ended June 30, 2017, our U.S. listed AUM increased 3.0%, from $41.9 billion at March 31, 2017 to $43.2 billion at June 30, 2017. This increase was primarily driven by market appreciation and net inflows. Our U.S. listed AUM decreased 14.0% during the three months ended June 30, 2016, primarily due to net outflows from our two largest ETFs, HEDJ and DXJ, as well as market depreciation.

We reported pre-tax income of $22.2 million for the three months ended June 30, 2017, an increase of 99.2% from the three months ended June 30, 2016 due to a combination of higher revenues and lower expenses, and we reported net income of $12.1 million for the three months ended June 30, 2017 compared to $3.7 million for the three months ended June 30, 2016.

Revenues

	Three Months Ended June 30,		Change	Percent Change
	2017	2016
Global AUM (in millions)
Global - Average AUM	$44,407	$42,626	$1,781	4.2%

U.S. listed AUM (in millions)
U.S. listed - Average AUM	$42,961	$41,681	$1,280	3.1%
U.S. listed - Average ETF advisory fee	0.50%	0.52%	(0.02)	(3.8%)

Revenues (in thousands)
Advisory fees	$56,114	$55,931	$183	0.3%
Settlement gain	6,909	—	6,909	n/a
Other income	405	50	355	710.0%

Total revenues	$63,428	$55,981	$7,447	13.3%

Advisory fees

Advisory fees of $56.1 million were relatively unchanged from the three months ended June 30, 2016 as an increase in our average global AUM was offset by lower average U.S. advisory fees due to a change in product mix. Our average global AUM increased primarily due to market appreciation of our U.S. listed ETFs and net inflows into our U.S. equity ETFs and our European listed ETPs. These increases were partly offset by outflows primarily in our two largest ETFs. The changes in product mix resulted in our average U.S. ETF advisory fee for our U.S. listed ETFs declining from 0.52% for the three months ended June 30, 2016 to 0.50% for the three months ended June 30, 2017.

Settlement gain

Settlement gain of $6.9 million recorded during the three months ended June 30, 2017 represents the fair value of the Tradeworx, Inc. (“Tradeworx”) preferred stock received in connection with the resolution of a dispute between Tradeworx and the Company. See Note 8 to our Consolidated Financial Statements.

Other income

Other income increased $0.3 million from $0.1 million in the three months ended June 30, 2016 to $0.4 million in the comparable period in 2017 primarily due to higher interest earned on our securities owned, at fair value.

Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2017	2016
Compensation and benefits	$18,421	$14,343	$4,078	28.4%
Fund management and administration	10,112	10,621	(509)	(4.8%)
Marketing and advertising	3,825	4,566	(741)	(16.2%)
Sales and business development	3,389	3,834	(445)	(11.6%)
Professional and consulting fees	1,221	1,365	(144)	(10.5%)
Occupancy, communications and equipment	1,371	1,241	130	10.5%
Depreciation and amortization	352	330	22	6.7%
Third-party sharing arrangements	670	709	(39)	(5.5%)
Acquisition payment	—	5,993	(5,993)	n/a
Other	1,842	1,823	19	1.0%

Total expenses	$41,203	$44,825	$(3,622)	(8.1%)

	Three Months Ended June 30,
As a Percent of Revenues:	2017	2016
Compensation and benefits	29.0%	25.6%
Fund management and administration	16.0%	19.0%
Marketing and advertising	6.0%	8.2%
Sales and business development	5.3%	6.8%
Professional and consulting fees	1.9%	2.4%
Occupancy, communications and equipment	2.2%	2.2%
Depreciation and amortization	0.6%	0.6%
Third-party sharing arrangements	1.1%	1.3%
Acquisition payment	n/a	10.7%
Other	2.9%	3.3%

Total expenses	65.0%	80.1%

Compensation and benefits

Compensation and benefits expense increased 28.4% from $14.3 million in the three months ended June 30, 2016 to $18.4 million in the comparable period in 2017 primarily due to higher accrued incentive compensation and other headcount related expenses. Headcount of our U.S. Business segment was 157 and our International Business segment was 47 at June 30, 2016 compared to 166 and 46, respectively, at June 30, 2017.

Fund management and administration

Fund management and administration expense decreased 4.8% from $10.6 million in the three months ended June 30, 2016 to $10.1 million in the comparable period in 2017. This decrease was primarily attributable to lower fund costs for our U.S. Business segment due to a lower number of ETPs partly offset by higher average AUM of both our U.S. Business and International Business segments. We had 99 U.S. listed ETFs and 83 European ETPs at June 30, 2016 compared to 90 U.S. listed ETFs, 85 European ETPs and 8 Canadian listed ETFs at June 30, 2017.

Marketing and advertising

Marketing and advertising expense decreased 16.2% from $4.6 million in the three months ended June 30, 2016 to $3.8 million in the comparable period in 2017 primarily due to lower levels of advertising related activities within our U.S. Business segment.

Sales and business development

Sales and business development expense decreased 11.6% from $3.8 million in the three months ended June 30, 2016 to $3.4 million in the comparable period in 2017 primarily due to lower spending on sales related activities within our U.S. Business segment.

Professional and consulting fees

Professional and consulting fees were essentially unchanged from the three months ended June 30, 2016.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the three months ended June 30, 2016.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged from the three months ended June 30, 2016.

Third-party sharing arrangements

Third-party sharing arrangements was essentially unchanged from the three months ended June 30, 2016.

Acquisition payment

Acquisition payment expense was $6.0 million in the three months ended June 30, 2016 as a result of the acceleration of the buyout of the remaining minority interest in our European business.

Other

Other expense was essentially unchanged from the three months ended June 30, 2016.

Income taxes

Our effective income tax rate for the three months ended June 30, 2017 of 45.5% resulted in income tax expense of $10.1 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes.

Our effective income tax rate for the three months ended June 30, 2016 of 67.3% resulted in income tax expense of $7.5 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due to the acquisition payment expense (which is non-deductible), a valuation allowance on foreign net operating losses and state and local income taxes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Selected Operating and Financial Information

	Six Months Ended June 30,		Change	Percent Change
	2017	2016
Global AUM (in millions)
End of period assets	$44,730	$38,998

U.S. listed AUM (in millions)
Beginning of period assets	$40,164	$51,639
Assets acquired	—	225
Net inflows/(outflows)	547	(10,308)
Market appreciation/(depreciation)	2,472	(3,510)

End of period assets	$43,183	$38,046

Financial Results (in thousands)
Total revenues	$118,027	$116,859	$1,168	1.0%
Total expenses	80,980	84,031	(3,051)	(3.6%)

Pre-tax income	$37,047	$32,828	$4,219	12.9%
Net income	$18,985	$15,723	$3,262	20.7%

Overview – Six Months Ended June 30, 2017 and June 30, 2016

Changes in our global AUM are primarily driven by changes in our U.S. listed AUM. Our U.S. listed AUM increased 7.5% during the six months ended June 30, 2017, from $40.2 billion at January 1, 2017 to $43.2 billion at June 30, 2017. This increase was primarily driven by market appreciation of $2.5 billion and to a lesser extent, net inflows of $0.5 billion. Our U.S. listed AUM decreased 26.3% during the six months ended June 30, 2016, primarily due to net outflows from our two largest ETFs, HEDJ and DXJ, as well as market depreciation.

We reported pre-tax income of $37.0 million for the six months ended June 30, 2017, an increase of 12.9% from the six months ended June 30, 2016 due to a combination of higher revenues and lower expenses, and we reported net income of $19.0 million for the six months ended June 30, 2017 compared to $15.7 million for the six months ended June 30, 2016.

Revenues

	Six Months Ended June 30,		Change	Percent Change
	2017	2016
Global AUM (in millions)
Global - Average AUM	$43,484	$44,395	$(911)	(2.1%)

U.S. listed AUM (in millions)
U.S. listed - Average AUM	$42,125	$43,527	$(1,402)	(3.2%)
U.S. listed - Average ETF advisory fee	0.50%	0.52%	(0.02)	(3.8%)

Revenues (in thousands)
Advisory fees	$109,376	$116,546	$(7,170)	(6.2%)
Settlement gain	6,909	—	6,909	n/a
Other income	1,742	313	1,429	456.5%

Total revenues	$118,027	$116,859	$1,168	1.0%

Advisory fees

Advisory fees revenues decreased 6.2% from $116.5 million in the six months ended June 30, 2016 to $109.4 million in the comparable period in 2017 due to declines in our average U.S. listed AUM and our average U.S. ETF advisory fee for our U.S. listed ETFs. Our average U.S. listed AUM declined primarily due to outflows from our two largest ETFs and was partly offset by market appreciation and net inflows into our U.S. equity ETFs. Our average U.S. ETF advisory fee for our U.S. listed ETFs declined from 0.52% for the six months ended June 30, 2016 to 0.50% for the six months ended June 30, 2017 due to changes in product mix.

Settlement gain

Settlement gain of $6.9 million recorded during the six months ended June 30, 2017 represents the fair value of the Tradeworx preferred stock received in connection with the resolution of a dispute between Tradeworx and the Company. See Note 8 to our Consolidated Financial Statements.

Other income

Other income increased $1.4 million from $0.3 million in the six months ended June 30, 2016 to $1.7 million in the comparable period in 2017. Included within other income for the six months ended June 30, 2017 was a one-time reimbursement of fund-related costs for prior years of $0.8 million. In addition, other income increased due to higher interest earned on our securities owned, at fair value.

Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2017	2016
Compensation and benefits	$36,295	$29,569	$6,726	22.7%
Fund management and administration	19,712	20,665	(953)	(4.6%)
Marketing and advertising	7,362	8,398	(1,036)	(12.3%)
Sales and business development	6,351	6,281	70	1.1%
Professional and consulting fees	2,779	4,200	(1,421)	(33.8%)
Occupancy, communications and equipment	2,724	2,463	261	10.6%
Depreciation and amortization	689	646	43	6.7%
Third-party sharing arrangements	1,602	1,616	(14)	(0.9%)
Acquisition payment	—	6,738	(6,738)	n/a
Other	3,466	3,455	11	0.3%

Total expenses	$80,980	$84,031	$(3,051)	(3.6%)

	Six Months Ended June 30,
As a Percent of Revenues:	2017	2016
Compensation and benefits	30.8%	25.3%
Fund management and administration	16.7%	17.7%
Marketing and advertising	6.2%	7.2%
Sales and business development	5.4%	5.4%
Professional and consulting fees	2.3%	3.5%
Occupancy, communications and equipment	2.3%	2.1%
Depreciation and amortization	0.6%	0.5%
Third-party sharing arrangements	1.4%	1.4%
Acquisition payment	n/a	5.8%
Other	2.9%	3.0%

Total expenses	68.6%	71.9%

Compensation and benefits

Compensation and benefits expense increased 22.7% from $29.6 million in the six months ended June 30, 2016 to $36.3 million in the comparable period in 2017 primarily due to higher accrued incentive compensation and other headcount related expenses.

Fund management and administration

Fund management and administration expense decreased 4.6% from $20.7 million in the six months ended June 30, 2016 to $19.7 million in the comparable period in 2017. This decrease was primarily due to lower fund costs for our U.S. Business segment attributable to lower average AUM and a lower number of U.S. listed ETFs partly offset by the higher number of ETPs and higher average AUM of our International Business segment.

Marketing and advertising

Marketing and advertising expense decreased 12.3% from $8.4 million in the six months ended June 30, 2016 to $7.4 million in the comparable period in 2017 primarily due to lower levels of advertising related activities within our U.S. Business segment.

Sales and business development

Sales and business development expense was essentially unchanged from the six months ended June 30, 2016.

Professional and consulting fees

Professional and consulting fees decreased 33.8% from $4.2 million in the six months ended June 30, 2016 to $2.8 million in the comparable period in 2017 primarily due to lower advisory fees associated with our GreenHaven acquisition which occurred in the first quarter of 2016 as well as lower corporate consulting related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the six months ended June 30, 2016.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged from the six months ended June 30, 2016.

Third-party sharing arrangements

Third-party sharing arrangements was essentially unchanged from the six months ended June 30, 2016.

Acquisition payment

Acquisition payment expense was $6.7 million in the six months ended June 30, 2016 which included $6.0 million recognized in the second quarter of 2016 as a result of the acceleration of the buyout of the remaining minority interest in our European business.

Other

Other expense was essentially unchanged from the six months ended June 30, 2016.

Income taxes

Our effective income tax rate for the six months ended June 30, 2017 of 48.8% resulted in income tax expense of $18.1 million. Effective January 1, 2017, as required, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires companies to record the tax effects related to stock-based compensation within income tax expense, rather than additional paid-in capital, when applicable. Therefore, tax shortfalls (and tax windfalls) associated with the vesting of stock-based compensation awards are now included within income tax expense. This guidance resulted in the recognition of $1.1 million of income tax expense associated with tax shortfalls recognized upon vesting of stock-based compensation awards during the six months ended June 30, 2017 (substantially all of which was recorded during the first quarter of 2017). In addition, our tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes.

Our effective income tax rate for the six months ended June 30, 2016 of 52.1% resulted in income tax expense of $17.1 million. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to the acquisition payment expense (which is non-deductible), a valuation allowance on foreign net operating losses and state and local income taxes.

Segment Results

The table below presents the net revenues, operating expenses and income before taxes of our U.S. Business and International Business reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
U.S. Business segment
Revenues	$61,058	$54,448	$113,396	$113,761
Operating expenses	(35,748)	(34,364)	(70,178)	(69,467)

Income before taxes	$25,310	$20,084	$43,218	$44,294

Average assets during the period (in millions)	$42,961	$41,681	$42,125	$43,527
Average ETF advisory fee during the period	0.50%	0.52%	0.50%	0.52%

International Business segment
Revenues	$2,370	$1,533	$4,631	$3,098
Operating expenses	(5,455)	(10,461)	(10,802)	(14,564)

Loss before taxes	$(3,085)	$(8,928)	$(6,171)	$(11,466)

European ETPs – Average assets during the period (in thousands)	$735,295	$544,676	$720,161	$486,453
UCITS ETFs – Average asset during the period (in thousands)	$626,177	$400,047	$564,093	$378,431
Canadian ETFs – Average asset during the period (in thousands)	$84,879	n/a	$75,539	n/a
European ETPs – Average advisory fee during the period	0.78%	0.84%	0.84%	0.84%
UCITS ETFs – Average advisory fee during the period	0.44%	0.46%	0.46%	0.46%
Canadian ETFs – Average advisory fee during the period	0.42%	n/a	0.44%	n/a

Totals
Revenues	$63,428	$55,981	$118,027	$116,859
Operating expenses	(41,203)	(44,825)	(80,980)	(84,031)

Income before taxes	$22,225	$11,156	$37,047	$32,828

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

U.S. Business segment

Revenues of the U.S. Business segment increased 12.1% from $54.4 million in the three months ended June 30, 2016 to $61.1 million in the comparable period in 2017. This change was primarily attributable to settlement gain of $6.9 million recorded in the current period. Advisory fees were relatively unchanged from the second quarter of 2016 as an increase in our average AUM was offset by lower average U.S. ETF advisory fees due to a change in product mix. Our average AUM increased primarily due to market appreciation and net inflows into our U.S. equity ETFs. These increases were partly offset by net outflows from our two largest ETFs, HEDJ and DXJ. The changes in product mix resulted in our average U.S. advisory fee declining from 0.52% in the three months ended June 30, 2016 to 0.50% in the current period.

Operating expenses of the U.S. Business segment increased 4.0% from $34.4 million in the three months ended June 30, 2016 to $35.7 million in the comparable period in 2017. The increase was attributable to by higher compensation expenses primarily due to higher accrued incentive compensation and other headcount related expenses. Headcount of our U.S. Business segment was 157 and 166 at June 30, 2016 and 2017, respectively. This increase as partly offset by lower fund management and administration expenses due to a lower number of ETFs partly offset by higher average AUM, as well as lower marketing expense and lower spending on sales related activities.

International Business segment

Revenues of the International Business segment increased 54.6% from $1.5 million in the three months ended June 30, 2016 to $2.4 million in the comparable period in 2017. This increase was attributable to higher average AUM which increased 53.1% from $944.7 million in the three months ended June 30, 2016 to $1.4 billion in the comparable period in 2017 primarily due to net inflows. In addition, in July 2016 we began distributing locally listed ETFs in Canada.

Operating expenses of the International Business segment decreased 47.9% from $10.5 million in the three months ended June 30, 2016 to $5.5 million in the comparable period in 2017. Included within operating expenses for the three months ended June 30, 2016 was acquisition payment expense of $6.0 million associated with the acceleration of the buyout of the remaining minority interest in our European business. Partly offsetting this item was an increase in compensation expense associated with higher average headcount.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

U.S. Business segment

Revenues of the U.S. Business segment were essentially unchanged from the six months ended June 30, 2016. Included within the six months ended June 30, 2017 was a settlement gain of $6.9 million. In addition, revenues increased as compared to the prior period due to higher interest income on our securities owned, at fair value. Offsetting these items were lower advisory fee revenue due to declines in our average AUM which decreased 3.2% and lower average U.S. ETF advisory fees. Our average AUM declined primarily due to outflows from our two largest ETFs and was partly offset by market appreciation and net inflows into our U.S. equity ETFs. Our average U.S. ETF advisory fee declined from 0.52% for the six months ended June 30, 2016 to 0.50% for the six months ended June 30, 2017 due to changes in product mix.

Operating expenses of the U.S. Business segment increased 1.0% from $69.5 million in the six months ended June 30, 2016 to $70.2 million in the comparable period in 2017. The increase was attributable to higher compensation expenses primarily due to higher accrued incentive compensation and other headcount related expenses. This increase was offset by lower fund management and administration expenses due to lower average AUM and a lower number of ETFs, lower marketing expenses and lower spending on sales related activities. In addition, professional fees declined primarily as a result of fees incurred in the first quarter of 2016 associated with our GreenHaven acquisition.

International Business segment

Revenues of the International Business segment increased 38.8% from $3.1 million in the six months ended June 30, 2016 to $4.6 million in the comparable period in 2017. This increase was attributable to higher average AUM which increased 57.2% from $944.7 million in the three months ended June 30, 2016 to $1.4 billion in the comparable period in 2017 primarily due to net inflows. In addition, in July 2016 we began distributing locally listed ETFs in Canada.

Operating expenses of the International Business segment decreased 25.8% from $14.6 million in the six months ended June 30, 2016 to $10.8 million in the comparable period in 2017. Included within operating expenses for the six months ended June 30, 2016 was acquisition payment expense of $6.7 million, including $6.0 million associated with the acceleration of the buyout of the remaining minority interest in our European business during the second quarter of 2016. Partly offsetting this item was an increase in compensation expense associated with higher average headcount and higher spending on sales related activities. In addition, fund management and administration expenses increased due to higher average AUM.

Liquidity and Capital Resources

The following tables summarize key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2017	December 31, 2016
Balance Sheet Data (in thousands):
Cash and cash equivalents	$88,614	$92,722
Securities owned, at fair value	49,744	58,907
Securities held-to-maturity	21,149	22,496
Accounts receivable	19,397	17,668

Total: Liquid assets	178,904	191,793
Less: Total liabilities	(41,394)	(48,423)

Total: Available liquidity	$137,510	$143,370

	Six Months Ended June 30,
	2017	2016
Cash Flow Data (in thousands):
Operating cash flows	$17,283	$28,996
Investing cash flows	3,508	(7,392)
Financing cash flows	(25,523)	(57,383)
Foreign exchange rate effect	624	623

Decrease in cash and cash equivalents	$(4,108)	$(35,156)

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

Cash and cash equivalents decreased $4.1 million in the six months ended June 30, 2017 due to $38.7 million used to purchase securities available-for-sale, $21.9 million used to pay dividends on our common stock, $5.0 million invested in AdvisorEngine, $3.7 million used to repurchase our common stock and $0.2 million used for other activities. These decreases were partly offset by $17.2 million of cash generated by our operating activities, $46.1 million from sales and maturities of securities available-for-sale and $2.1 million from held-to-maturity securities called or maturing during the period.

Cash and cash equivalents decreased $35.2 million in the six months ended June 30, 2016 due to $35.7 million used to repurchase our common stock, $21.8 million used to pay dividends on our common stock and $11.8 million used in connection with the GreenHaven acquisition which occurred on January 1, 2016. These decreases were partly offset by $29.0 million of cash flows generated by our operating activities, $5.0 million from held-to-maturity securities called or maturing during the period and $0.1 million of other activities.

Capital Resources

Our principal source of financing is our operating cash flow. We believe that current cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. We expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. As part of our capital management, we maintain a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2019, including purchases to offset future equity grants made under our equity plans. During the six months ended June 30, 2017, we repurchased 354,496 shares of our common stock under the repurchase program for an aggregate cost of $3,693. As of June 30, 2017, $92,811 remains under this program for future purchases.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of June 30, 2017:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$37,549	$2,051	$8,549	$8,426	$18,523

Off-Balance Sheet Arrangements

Other than operating leases, which are included in the table above, we do not have any off-balance sheet financing or other arrangements. We have neither created nor are party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Critical Accounting Policies

Goodwill and Intangible Assets

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur. In accordance with ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which was early adopted by the Company, goodwill is impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in the standard replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. Accordingly, the new methodology will be utilized when assessing our securities classified as available-for-sale and held-to-maturity for impairment. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We adopted this standard prospectively on January 1, 2017. The adoption of the standard increased volatility reported in income tax expense as income tax windfalls and shortfalls associated with the vesting of stock-based compensation is now recorded in income tax expense, rather than additional paid-in capital, when applicable. This new guidance resulted in us recognizing approximately $0.1 million and $1.1 million of income tax expense for tax shortfalls related to stock-based compensation vesting occurring during the three and six months ended June 30, 2017, respectively. This had the effect of reducing basic and diluted EPS by $0.01 for the six months ended June 30, 2017. See Notes 11 and 12 to our Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of the standard is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in the update make targeted improvements to generally accepted accounting principles. These include requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Available-for-sale classification for equity investments with readily determinable fair values will no longer be permissible. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted for the updates currently applicable to us. Our equity investments with readily determinable fair values are all currently measured at fair value with changes in fair value recognized in net income. We will apply the amendments in this update when assessing the carrying value of our investments, held at cost.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The implementation of this standard will not have a material impact on our consolidated financial statements.

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

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and short-term investment grade corporate bonds which totaled $135.7 million and $116.7 million as of December 31, 2016 and June 30, 2017, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2017 to April 30, 2017	7,967	$$8.22	7,967
May 1, 2017 to May 31, 2017	—	$—	—
June 1, 2017 to June 30, 2017	—	$—	—

Total	7,967	$$8.22	7,967	$92,811

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100.0 million. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019, increasing the total authorized repurchase amount to $100.3 million. During the three months ended June 30, 2017, we repurchased 7,967 shares of our common stock under this program for an aggregate cost of $0.1 million. As of June 30, 2017, $92.8 million remains available under this program for future purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

31.1 (1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

101 (1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August 2017.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan L. Steinberg
Jonathan L. Steinberg
Chief Executive Officer and President (Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)