Form 10-Q
period 2017-09-30
WisdomTree Investments, Inc.
filed 2017-11-08
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of October 30, 2017, there were 136,911,671 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2017

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$70,221	$92,722
Securities owned, at fair value	68,412	58,907
Securities held-to-maturity	2,999	3,994
Accounts receivable	19,734	17,668
Prepaid expenses	3,707	3,346
Other current assets	625	555

Total current assets	165,698	177,192
Fixed assets, net	11,004	11,748
Securities held-to-maturity	20,334	18,502
Deferred tax asset, net	6,151	9,826
Investments, carried at cost	31,909	20,000
Goodwill	1,799	1,799
Intangible asset	9,953	9,953
Other noncurrent assets	800	747

Total assets	$247,648	$249,767

Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Fund management and administration payable	$14,416	$13,584
Compensation and benefits payable	14,990	14,652
Income taxes payable	3,608	4,700
Acquisition payable	—	3,537
Securities sold, but not yet purchased, at fair value	—	1,248
Accounts payable and other liabilities	6,922	5,806

Total current liabilities:	39,936	43,527
Deferred rent payable	4,736	4,896

Total liabilities	44,672	48,423

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 136,923 and 136,475 at September 30, 2017 and December 31, 2016, respectively	1,369	1,365
Additional paid-in capital	225,795	224,739
Accumulated other comprehensive income/(loss)	528	(44)
Accumulated deficit	(24,716)	(24,716)

Total stockholders’ equity	202,976	201,344

Total liabilities and stockholders’ equity	$247,648	$249,767

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Advisory fees	$57,574	$51,553	$166,950	$168,099
Settlement gain (Note 8)	—	—	6,909	—
Other income	412	236	2,154	549

Total revenues	57,986	51,789	176,013	168,648
Expenses:
Compensation and benefits	19,492	15,328	55,787	44,897
Fund management and administration	10,862	10,372	30,574	31,037
Marketing and advertising	3,314	3,600	10,676	11,998
Sales and business development	3,617	3,075	9,968	9,356
Professional and consulting fees	1,035	1,035	3,814	5,235
Occupancy, communications and equipment	1,378	1,469	4,102	3,932
Depreciation and amortization	353	332	1,042	978
Third-party sharing arrangements	710	622	2,312	2,238
Acquisition payment	—	—	—	6,738
Other	1,729	1,731	5,195	5,186

Total expenses	42,490	37,564	123,470	121,595

Income before taxes	15,496	14,225	52,543	47,053
Income tax expense	7,520	6,270	25,582	23,375

Net income	$7,976	$7,955	$26,961	$23,678

Net income per share—basic	$0.06	$0.06	$0.20	$0.17

Net income per share—diluted	$0.06	$0.06	$0.20	$0.17

Weighted-average common shares—basic	134,709	134,046	134,552	134,541

Weighted-average common shares—diluted	135,933	135,190	135,768	135,583

Cash dividends declared per common share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$7,976	$7,955	$26,961	$23,678
Other comprehensive income
Unrealized losses on available-for-sale securities, net of tax	(96)	—	(230)	—
Foreign currency translation adjustment	363	106	802	1,026

Other comprehensive income	267	106	572	1,026

Comprehensive income	$8,243	$8,061	$27,533	$24,704

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$26,961	$23,678
Adjustments to reconcile net income to net cash provided by operating activities:
Settlement gain	(6,909)	—
Deferred income taxes	3,823	14,761
Stock-based compensation	10,558	11,092
Depreciation and amortization	1,042	978
Other	524	(248)
Changes in operating assets and liabilities:
Securities owned, at fair value	1,146	—
Accounts receivable	(1,969)	10,207
Prepaid expenses	(361)	(1,370)
Other assets	(31)	(1)
Acquisition payable	(3,545)	(218)
Fund management and administration payable	561	414
Compensation and benefits payable	115	(18,944)
Income taxes payable	(628)	2,260
Securities sold, but not yet purchased, at fair value	(1,249)	—
Accounts payable and other liabilities	1,041	1,336

Net cash provided by operating activities	31,079	43,945

Cash flows from investing activities:
Purchase of fixed assets	(253)	(654)
Purchase of securities held-to-maturity	(3,009)	(6,048)
Purchase of securities available-for-sale	(76,776)	—
Purchase of investment	(5,000)	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	2,162	13,579
Proceeds from sales and maturities of securities available-for-sale	65,067	—
Acquisition less cash acquired	—	(11,818)

Net cash used in investing activities	(17,809)	(4,941)

Cash flows from financing activities:
Dividends paid	(32,825)	(32,748)
Shares repurchased	(4,178)	(39,116)
Proceeds from exercise of stock options	53	107

Net cash used in financing activities	(36,950)	(71,757)

Increase in cash flow due to changes in foreign exchange rate	1,179	815

Net decrease in cash and cash equivalents	(22,501)	(31,938)
Cash and cash equivalents—beginning of period	92,722	210,070

Cash and cash equivalents—end of period	$70,221	$178,132

Supplemental disclosure of cash flow information:
Cash paid for taxes	$22,130	$6,664

NON-CASH INVESTING ACTIVITY

On June 20, 2017, the Company was issued newly authorized preferred stock of Tradeworx, Inc. and a warrant to purchase additional preferred stock in connection with the resolution of a dispute related to the Company’s ownership stake in Tradeworx, Inc. The fair value of the preferred stock was $6,909 and is included in Investments on the Consolidated Balance Sheets. The fair value of the warrant was determined to be insignificant (See Note 6).

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

The WisdomTree ETFs are issued in the U.S. by WTT. WTT, a non-consolidated third party, is a Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S. The Boost ETPs are issued by BI. BI, a non-consolidated third party, is a public limited company domiciled in Ireland. The WisdomTree UCITS ETFs are issued by WTI. WTI, a non-consolidated third party, is a public limited company domiciled in Ireland.

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

The Company had no variable interests in any VIEs at September 30, 2017 and December 31, 2016.

Segment and Geographic Information

The Company operates as an ETP sponsor and asset manager providing investment advisory services in the U.S., Europe, Canada and Japan. These activities are reported in the Company’s U.S. Business and International Business reportable segments. The U.S. Business segment includes the results of the Company’s U.S. operations and Japan sales office, which primarily engages in selling U.S. listed ETFs to Japanese institutional clients. The results of the Company’s European and Canadian operations are reported as the International Business segment.

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

Leasehold improvements are amortized over the term of their respective leases or service lives of the improvements, whichever is shorter. Fixed assets are recorded at cost less accumulated depreciation and amortization.

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

Securities Owned and Securities Sold, but not yet Purchased (at fair value)

Securities owned and securities sold, but not yet purchased are securities classified as either trading or available-for-sale (“AFS”). These securities are recorded on their trade date and are measured at fair value. The Company classifies these financial instruments based primarily on the Company’s intent to hold or sell the security. Changes in the fair value of securities classified as trading are reported in other income in the period the change occurs. Unrealized gains and losses of securities classified as AFS are included in other comprehensive income. Once sold, amounts reclassified out of accumulated other comprehensive income and into earnings are determined using the specific identification method. AFS securities are assessed for impairment on a quarterly basis.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted this standard prospectively on January 1, 2017. The adoption of the standard increased volatility reported in income tax expense as income tax windfalls and shortfalls associated with the vesting of stock-based compensation is now recorded in income tax expense, rather than additional paid-in capital, when applicable. This new guidance resulted in the Company recognizing approximately $248 and $1,338 of income tax expense for tax shortfalls related to stock-based compensation vesting occurring during the three and nine months ended September 30, 2017, respectively. This had the effect of reducing basic EPS by $0.01 for the nine months ended September 30, 2017 (See Notes 11 and 12).

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and expects, at a minimum, that its implementation will result in a gross-up on the consolidated balance sheets upon recognition of right-of-use assets and lease liabilities associated with the future minimum payments required under operating leases as disclosed in Note 8.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of the standard is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in the update make targeted improvements to generally accepted accounting principles. These include requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Available-for-sale classification for equity investments with readily determinable fair values will no longer be permissible. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted for the updates currently applicable to the Company. The Company’s equity investments with readily determinable fair values are all currently measured at fair value with changes in fair value recognized in net income. Upon adoption, the Company will apply the amendments in this update when assessing the carrying value of its investments, held at cost.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The Company will implement this standard under the modified retrospective method and has determined the standard will not have a material impact on the Company’s consolidated financial statements.

3. Cash and Cash Equivalents

Cash and cash equivalents of approximately $42,635 and $56,484 at September 30, 2017 and December 31, 2016, respectively, were held at one financial institution. At September 30, 2017 and December 31, 2016, cash equivalents were approximately $10,317 and $55,619, respectively.

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

Securities Owned/Sold But Not Yet Purchased – These securities consist of securities classified as trading and AFS, as follows:

	September 30, 2017	December 31, 2016
Securities Owned
Trading securities	$410	$1,556
Available-for-sale securities	68,002	57,351

Total	$68,412	$58,907

Securities Sold, but not yet Purchased
Trading securities	$—	$1,248
Available-for-sale securities	—	—

Total	$—	$1,248

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

AFS Securities

The following table summarizes unrealized gains, losses and fair value of the AFS securities:

	September 30, 2017	December 31, 2016
Cost	$68,637	$57,615
Gross unrealized gains in other comprehensive income	—	—
Gross unrealized losses in other comprehensive income	(635)	(264)

Fair value	$68,002	$57,351

All the Company’s AFS securities are due within one year. The Company assesses the AFS securities for other-than-temporary impairment on a quarterly basis. No AFS securities were determined to be other-than-temporarily impaired at September 30, 2017 or December 31, 2016.

During the three and nine months ended September 30, 2017, the Company received $19,003 and $65,067, respectively, of proceeds from the sale and maturity of available-for-sale securities and recognized gross realized losses of $277 and $687, respectively. These losses have been reclassified out of accumulated other comprehensive income and into other income in the Consolidated Statements of Operations.

Interests Held in Tradeworx, Inc.

On June 20, 2017, the Company was issued newly authorized preferred stock of Tradeworx, Inc. (“Tradeworx”) and a warrant to purchase additional preferred stock in connection with the resolution of a dispute related to the Company’s ownership stake in Tradeworx. The fair value of the preferred stock was $6,909 and is included in Investments on the Consolidated Balance Sheets (See Note 6). The fair value of the warrant was determined to be insignificant.

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

Market Approach(1)	Range (Weighted Average)
Revenue multiple	0.9x

Income Approach(1)	Range (Weighted Average)
Weighted average cost of capital (“WACC”)	11.5% – 14.5% (12.6%)

(1)	The approach and inputs selected varied, based upon the Tradeworx business line being valued.

An increase in the revenue multiple would result in a higher enterprise value, whereas, an increase in the WACC would reduce fair value.

5. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	September 30, 2017	December 31, 2016
Federal agency debt instruments (at amortized cost)	$23,333	$22,496

The following table summarizes unrealized gains, losses, and fair value of securities held-to-maturity:

	September 30, 2017	December 31, 2016
Cost/amortized cost	$23,333	$22,496
Gross unrealized gains	12	13
Gross unrealized losses	(1,234)	(1,353)

Fair value	$22,111	$21,156

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired at September 30, 2017 or December 31, 2016. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity.

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	September 30, 2017	December 31, 2016
Due within one year	$2,999	$3,994
Due one year through five years	13	1,023
Due five years through ten years	6,028	4,031
Due over ten years	14,293	13,448

Total	$23,333	$22,496

6. Investments, Carried at Cost

The following table sets forth the Company’s investments, carried at cost:

	September 30, 2017	December 31, 2016
AdvisorEngine Inc.	$25,000	$20,000
Tradeworx, Inc.	6,909	—

Total	$31,909	$20,000

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

The Company’s aggregate equity ownership interest in AdvisorEngine is approximately 47% (or 41% on a fully-diluted basis). The investment is accounted for under the cost method of accounting as it is not considered to be in-substance common stock and is assessed for impairment on a quarterly basis. No impairment existed at September 30, 2017 or December 31, 2016.

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

7. Fixed Assets

The following table summarizes fixed assets:

	September 30, 2017	December 31, 2016
Equipment	$1,870	$1,739
Furniture and fixtures	2,435	2,393
Leasehold improvements	11,017	10,877
Less: Accumulated depreciation and amortization	(4,318)	(3,261)

Total	$11,004	$11,748

8. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended September 30, 2017 and 2016 were approximately $1,177 and $1,203, respectively, and for the nine months ended September 30, 2017 and 2016 were approximately $3,327 and $3,221, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at September 30, 2017 were approximately as follows:

Remainder of 2017	$1,059
2018	3,762
2019	3,139
2020	2,873
2021 and thereafter	24,079

Total	$34,912

Letter of Credit

The Company collateralized its U.S. office lease through a standby letter of credit totaling $1,384. The collateral is included in cash and cash equivalents on the Company’s Consolidated Balance Sheets.

Questrade Wealth Management Inc. (“Questrade”) Purchase and Sale Agreement

On July 26, 2017 the Company and WTAMC entered into a purchase and sale agreement with Questrade pursuant to which WTAMC has agreed to acquire and become the trustee and manager for, a suite of eight Canadian registered ETFs currently sponsored and managed by Questrade with approximately CAD $104,504 (USD $83,670) in AUM at September 30, 2017. The closing of the transaction is subject to obtaining unitholder and regulatory approvals. The purchase price is formulaic which takes into consideration the AUM of the Questrade ETFs at closing, and is estimated to be approximately CAD $2,821 (USD $2,260) based upon the AUM of the Questrade ETFs at September 30, 2017. The Company has agreed to guarantee the indemnification obligations of WTAMC.

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

The following table summarizes accounts receivable from related parties which are included as a component of Accounts receivable on the Company’s Consolidated Balance Sheets:

	September 30, 2017	December 31, 2016
Receivable from WTT	$17,827	$16,506
Receivable from BI and WTI	1,067	645
Receivable from WTCS	101	158
Receivable from WTAMC	41	40

Total	$19,036	$17,349

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Advisory services provided to WTT	$54,439	$49,087	$158,206	$161,316
Advisory services provided to BI and WTI	2,733	1,915	7,271	5,308
Advisory services provided to WTCS	310	482	1,210	1,406
Advisory services provided to WTAMC	92	69	263	69

Total	$57,574	$51,553	$166,950	$168,099

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

Stock-based compensation expense for the three months ended September 30, 2017 and 2016 was approximately $3,607 and $3,822, respectively, and for the nine months ended September 30, 2017 and 2016 was approximately $10,558 and $11,092, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2017
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period
Employees and directors	$18,272	1.61

A summary of stock options, restricted stock and restricted stock unit activity for the three months ended September 30, 2017 is as follows:

	Stock Options	Restricted Stock Awards	Restricted Stock Units
Balance at July 1, 2017	1,325,947	2,241,633	2,276
Granted	—	96,598	3,472
Exercised/vested	(10,370)	(150,454)	—
Forfeitures	—	(10,948)	—

Balance at September 30, 2017	1,315,577	2,176,829	5,748

11. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$7,976	$7,955	$26,961	$23,678

	(shares in thousands)		(shares in thousands)
Shares of common stock and common stock equivalents:
Weighted average common shares used in basic computation	134,709	134,046	134,552	134,541
Dilutive effect of common stock equivalents	1,224	1,144	1,216	1,042

Weighted average common shares used in dilutive computation	135,933	135,190	135,768	135,583

Basic earnings per share	$0.06	$0.06	$0.20	$0.17
Diluted earnings per share	$0.06	$0.06	$0.20	$0.17

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating earnings per share under the two-class method. The impact of applying this methodology was a reduction in basic earnings per share of $0.01 for the nine months ended September 30, 2016.

Diluted earnings per share is calculated under both the treasury stock and two-class method and reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive). The calculation that results in the most dilutive earnings per share amount for the common stock is reported in the Company’s consolidated financial statements. The Company excluded 337,682 and 516,630 common stock equivalents from its computation of diluted earnings per share for the three months ended September 30, 2017 and 2016, respectively, and 1,745,469 and 909,118 common stock equivalents from its computation of diluted earnings per share for the nine months ended September 30, 2017 and 2016, respectively, as they were determined to be anti-dilutive.

As further discussed in Note 12, the Company adopted ASU 2016-09 prospectively effective January 1, 2017 which had the effect of reducing basic earnings per share by $0.01 for the nine months ended September 30, 2017.

12. Income Taxes

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2017

The Company’s estimated effective income tax rate for the three months ended September 30, 2017 of 48.5% resulted in income tax expense of $7,520. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes.

The Company’s estimated effective income tax rate for the nine months ended September 30, 2017 of 48.7% resulted in income tax expense of $25,582. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting of stock-based compensation awards and state and local income taxes.

Effective January 1, 2017, US GAAP was amended with the intention to simplify the accounting for stock-based compensation. This includes the requirement to record the tax effects related to stock-based compensation within income tax expense, rather than additional paid-in capital, when applicable. Therefore, tax shortfalls (and tax windfalls) associated with the vesting of stock-based compensation awards are now included within income tax expense. This new guidance resulted in the recognition of $248 and $1,338 of income tax expense associated with tax shortfalls recognized upon vesting of stock-based compensation awards for the three and nine months ended September 30, 2017, respectively.

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2016

The Company’s estimated effective income tax rate for the three months ended September 30, 2016 of 44.1% resulted in income tax expense of $6,270. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes.

The Company’s estimated effective income tax rate for the nine months ended September 30, 2016 of 49.7% resulted in income tax expense of $23,375. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due a valuation allowance on foreign net operating losses, the acquisition payment expense (which is non-deductible) and state and local income taxes.

Net Operating Losses – U.S.

The Company’s pre-tax federal net operating losses for tax purposes (“NOLs”) at September 30, 2017 was $3,671 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.

Net Operating Losses – International

The Company’s European and Canadian subsidiaries generated NOLs outside the U.S. These tax effected NOLs were $3,291 at September 30, 2017. The Company established a full valuation allowance related to these NOLs as it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.

Deferred Tax Assets

A summary of the components of the Company’s deferred tax asset is as follows:

	September 30, 2017	December 31, 2016
Deferred tax assets:
Accrued expenses	$4,429	$4,552
Stock-based compensation	3,688	5,382
NOLs - Foreign	3,291	4,551
Deferred rent liability	1,952	2,024
NOLs – U.S.	1,398	1,611
Unrealized losses, net	242	101
Other	329	227

Deferred tax assets	15,329	18,448

Deferred tax liabilities:
Fixed assets	2,386	2,405
Unrealized gains, net	2,641	—
Incentive compensation	338	1,365
Goodwill and intangible assets	522	301

Deferred tax liabilities	5,887	4,071

Total deferred tax assets less deferred tax liabilities	9,442	14,377
Less: valuation allowance	(3,291)	(4,551)

Deferred tax assets, net	$6,151	$9,826

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

During the three and nine months ended September 30, 2017, the Company repurchased 47,317 and 401,813 shares of its common stock, respectively, under this program for an aggregate cost of $484 and $4,178, respectively.

During the three and nine months ended September 30, 2016, the Company repurchased 337,824 and 3,753,147 shares of its common stock, respectively, under this program for an aggregate cost of $3,462 and $39,116, respectively.

As of September 30, 2017, $92,327 remains available under this program for future purchases.

14. Goodwill and Intangible Assets

Goodwill has been allocated to the Company’s U.S. Business reporting unit and is deductible for tax purposes. The Company has designated April 30th as its annual goodwill impairment testing date. The following table summarizes the goodwill activity during the period:

U.S. Business Reporting Unit
Balance at July 1, 2017	$1,799
Increases/(decreases)	—

Balance at September 30, 2017	$1,799

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

Total
Balance at July 1, 2017	$9,953
Increases/(decreases)	—

Balance at September 30, 2017	$9,953

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

Information concerning these reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues (U.S. Business segment)
Advisory fees	$54,749	$49,568	$159,416	$162,721
Settlement gain	—	—	6,909	—
Other income	590	323	2,410	931

Total revenues (U.S. Business segment)	$55,339	$49,891	$168,735	$163,652

Revenues (International Business segment)
Advisory fees	$2,825	$1,985	$7,534	$5,378
Other loss	(178)	(87)	(256)	(382)

Total revenues (International Business segment)	$2,647	$1,898	$7,278	$4,996

Total revenues	$57,986	$51,789	$176,013	$168,648

Income/(loss) before taxes
U.S. Business segment	$18,493	$17,032	$61,712	$61,326
International Business segment	(2,997)	(2,807)	(9,169)	(14,273)

Total income before taxes	$15,496	$14,225	$52,543	$47,053

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

Executive Summary

Introduction

We are one of the leading ETP sponsors in the world (based on AUM), with AUM of $46.4 billion globally as of September 30, 2017. An ETP is a pooled investment vehicle that holds a basket of financial instruments, securities or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

A significant portion of our AUM is invested in securities issued outside of the U.S. Therefore, our AUM and revenues are affected by movements in global capital market levels and the strengthening or weakening of the U.S. dollar against other currencies. As the chart below reflects, as of September 30, 2017, 39% of our U.S. AUM was concentrated in two products with similar strategies – HEDJ, our European equity ETF which hedges exposure to the Euro, and DXJ, our Japanese equity ETF which hedges exposure to the Yen. The strengthening of the Euro or Yen against the U.S. dollar, or the decline in European or Japanese equity markets, may have an adverse effect on our results.

Market Environment

The global equity markets performed well during the third quarter of 2017. The U.S. economy grew at a healthy rate and the dollar continued to weaken, leading to record highs in the U.S. equity markets. In the Eurozone and Japan, market sentiment was favorable as various economic indicators continued to improve, while the Eurozone also remained focused on whether the European Central Bank may slow its stimulus programs. Emerging markets benefitted from steady global growth, the weakening of the U.S. dollar and modest inflation.

The S&P 500 rose 4.5%, MSCI EAFE (local currency) rose 3.4% and MSCI Emerging Markets Index (U.S. dollar) rose 8.0% in the third quarter. In addition, the European and Japan equity markets appreciated with the MSCI EMU Index rising 4.4% and MSCI Japan Index rising 4.3%, both in local currency terms. Also, the U.S. dollar weakened 3.5% versus the Euro and was essentially unchanged versus the Yen during the third quarter.

The vast majority of our global AUM is in U.S. listed ETFs. As the charts below reflect, industry flows for the third quarter of 2017 reached $83.6 billion. Fixed income, U.S. equities, international equities and emerging markets equities gathered the majority of those flows.

Source: Investment Company Institute, WisdomTree

Business Segments

We operate as an ETP sponsor and asset manager providing investment advisory services in the U.S., Europe, Canada and Japan. These activities are reported in our U.S. Business and International Business segments, as follows:

•	U.S. Business segment: Our U.S. business and Japan sales office, which primarily engages in selling our U.S. listed ETFs to Japanese institutional clients; and

•	International Business segment: Our European business which commenced in April 2014 in connection with our acquisition of U.K. based ETP sponsor Boost ETP, LLP (“Boost”) and our Canadian business which launched its first six ETFs in July 2016.

Our Operating and Financial Results

U.S. Business Segment

Our U.S. listed ETFs’ AUM increased from $43.2 billion as of June 30, 2017 to $44.4 billion as of September 30, 2017 due to market appreciation and partly offset by net outflows. We experienced net outflows primarily from our two largest ETFs and our U.S. equity ETFs which were partly offset by inflows into our international equity and emerging markets ETFs.

International Business Segment

Our International ETFs had net inflows of $332.0 million in the third quarter of 2017. This was a result of inflows of $129.7 million into our European listed ETPs, $105.5 million into our UCITS ETFs and $96.7 million into our Canadian listed ETFs. Our International AUM increased from $1.5 billion as of June 30, 2017 to $2.0 billion as of September 30, 2017 primarily due to net inflows, and to a less extent market appreciation.

Consolidated Operating Results

Our revenues, expenses and net income are as follows:

•	Revenues – We recorded revenues of $58.0 million in the three months ended September 30, 2017, up 12.0% from the three months ended September 30, 2016 primarily due to higher advisory fees.

•	Expenses – Total expenses increased 13.1% from the three months ended September 30, 2016 to $42.5 million primarily due to higher compensation costs.

•	Net income – Net income was essentially unchanged from the three months ended September 30, 2016.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
U.S. LISTED ETFs (in millions)
Beginning of period assets	$43,183	$41,940	$38,046	$40,164	$51,639
Acquired assets	—	—	—	—	225
Inflows/(outflows)	(619)	605	(2,381)	(72)	(12,689)
Market appreciation/(depreciation)	1,834	638	2,039	4,306	(1,471)

End of period assets	$44,398	$43,183	$37,704	$44,398	$37,704

Average assets during the period	$43,523	$42,961	$38,710	$42,589	$42,005
Revenue days	92	91	92	273	274
Number of ETFs – end of the period	87	90	93	87	93
ETF Industry and Market Share (in billions)
ETF industry net inflows	$83.6	$112.0	$91.3	$329.5	$156.7
WisdomTree market share of industry inflows	n/a	0.1%	n/a	n/a	n/a
Average ETF advisory fee during the period
Alternative strategy ETFs	0.57%	0.60%	0.78%	0.61%	0.84%
Emerging markets equity ETFs	0.70%	0.70%	0.71%	0.70%	0.71%
International developed equity ETFs	0.55%	0.56%	0.56%	0.56%	0.56%
International hedged equity ETFs	0.53%	0.53%	0.54%	0.53%	0.54%
Currency ETFs	0.50%	0.50%	0.50%	0.50%	0.50%
Fixed income ETFs	0.40%	0.42%	0.47%	0.41%	0.48%
U.S. equity ETFs	0.35%	0.35%	0.35%	0.35%	0.35%

Blended total	0.50%	0.50%	0.51%	0.50%	0.52%

EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets	$812,604	$774,487	$560,063	$626,280	$437,934
Inflows/(outflows)	129,742	102,783	92,045	392,851	236,084
Market appreciation/(depreciation)	37,262	(64,666)	(4,611)	(39,523)	(26,521)

End of period assets	$979,608	$812,604	$647,497	$979,608	$647,497

Average assets during the period	$870,773	$735,295	$575,248	$770,725	$516,052
Average ETP advisory fee during the period	0.77%	0.78%	0.82%	0.78%	0.83%
Number of ETPs—end of period	68	68	67	68	67

Total UCITS ETFs (in thousands)
Beginning of period assets	$643,199	$576,503	$391,900	$398,015	$335,938
Inflows/(outflows)	105,504	44,022	(58,908)	309,300	39,463
Market appreciation/(depreciation)	37,196	22,674	38,315	78,584	(4,094)

End of period assets	$785,899	$643,199	$371,307	$785,899	$371,307

Average assets during the period	$692,666	$626,177	$437,767	$607,097	$400,423
Average UCITS ETF advisory fee during the period	0.44%	0.44%	0.44%	0.43%	0.46%
Number of UCITS ETFs—end of period	17	17	16	17	16

CANADIAN LISTED ETFs* (in thousands)
Beginning of period assets	$91,490	$72,927	$—	$68,618	$—
Inflows/(outflows)	96,745	15,280	68,531	112,024	68,531
Market appreciation/(depreciation)	17,234	3,283	(104)	24,827	(104)

End of period assets	$205,469	$91,490	$68,427	$205,469	$68,427

Average assets during the period	$129,284	$84,879	$68,177	$92,021	$22,633
Average ETF advisory fee during the period	0.28%[1]	0.42%	0.47%	0.37%	0.47%
Number of ETFs—end of period	11	8	6	11	6

Headcount: U.S. Business Segment	165	166	159	165	159
Headcount: International Business Segment	43	46	43	43	43

*	ETF inception date July 14, 2016
[1]	Average ETF advisory fee for our Canadian listed ETFs declined from 0.42% at June 30, 2017 to 0.28% at September 30, 2017 due to management fee rebates provided to initial seed capital providers.

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Selected Operating and Financial Information

	Three Months Ended September 30,		Change	Percent Change
	2017	2016
Global AUM (in millions)
End of period assets	$46,369	$38,791

U.S. listed ETFs AUM (in millions)
Beginning of period assets	$43,183	$38,046
Net inflows/(outflows)	(619)	(2,381)
Market appreciation/(depreciation)	1,834	2,039

End of period assets	$44,398	$37,704

Financial Results (in thousands)
Total revenues	$57,986	$51,789	$6,197	12.0%
Total expenses	42,490	37,564	4,926	13.1%

Pre-tax income	$15,496	$14,225	$1,271	8.9%
Net income	$7,976	$7,955	$21	0.3%

Overview – Global AUM (September 30, 2017 and September 30, 2016)

Our global AUM increased 19.5% from $38.8 billion at September 30, 2016 to $46.4 billion at September 30, 2017. This was primarily due to market appreciation of our U.S. listed ETFs and net inflows into certain of our U.S. listed ETFs (including in our U.S. equity, international equity, emerging markets and alternative strategy ETFs), European listed ETPs and Canadian listed ETFs. These increases were partly offset by outflows primarily in our two largest ETFs, HEDJ and DXJ.

Overview – Three Months Ended September 30, 2017 and September 30, 2016

During the three months ended September 30, 2017, our U.S. listed ETF’s AUM increased 2.8%, from $43.2 billion at June 30, 2017 to $44.4 billion at September 30, 2017. This increase was primarily driven by market appreciation, partly offset by net outflows. We experienced net outflows primarily from our two largest ETFs and our U.S. equity ETFs which were partly offset by inflows into our international equity and emerging markets ETFs. Our U.S. listed ETFs’ AUM decreased 0.9% during the three months ended September 30, 2016, primarily due to net outflows from our two largest ETFs, HEDJ and DXJ and largely offset by market appreciation.

We reported pre-tax income of $15.5 million for the three months ended September 30, 2017, an increase of 8.9% from the three months ended September 30, 2016 due to higher revenues which were partly offset by higher expenses. Net income was $8.0 million for the three months ended September 30, 2017, which was essentially unchanged from the three months ended September 30, 2016.

Revenues

	Three Months Ended September 30,		Change	Percent Change
	2017	2016
Global AUM (in millions)
Global - Average AUM	$45,216	$39,791	$5,425	13.6%

U.S. listed ETF’s AUM (in millions)
U.S. listed - Average AUM	$43,523	$38,710	$4,813	12.4%
U.S. listed - Average ETF advisory fee	0.50%	0.51%	(0.01)	(2.0%)

Revenues (in thousands)
Advisory fees	$57,574	$51,553	$6,021	11.7%
Other income	412	236	176	74.6%

Total revenues	$57,986	$51,789	$6,197	12.0%

Advisory fees

Advisory fees of $57.6 million increased 11.7% from the three months ended September 30, 2016 due to an increase in our average global AUM, partly offset by lower average U.S. advisory fees due to a change in product mix. Our average global AUM increased primarily due to market appreciation of our U.S. listed ETFs and net inflows into certain of our U.S. listed ETFs (including in our U.S. equity, international equity, emerging markets and alternative strategy ETFs), European listed ETPs and Canadian listed ETFs. These increases were partly offset by outflows primarily in our two largest U.S. listed ETFs. The changes in product mix resulted in our average U.S. ETF advisory fee declining from 0.51% for the three months ended September 30, 2016 to 0.50% for the three months ended September 30, 2017.

Other income

Other income increased 74.6% from the third quarter of 2016 to $0.4 million primarily due to higher interest earned on our investments.

Expenses

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2017	2016
Compensation and benefits	$19,492	$15,328	$4,164	27.2%
Fund management and administration	10,862	10,372	490	4.7%
Marketing and advertising	3,314	3,600	(286)	(7.9%)
Sales and business development	3,617	3,075	542	17.6%
Professional and consulting fees	1,035	1,035	—	0.0%
Occupancy, communications and equipment	1,378	1,469	(91)	(6.2%)
Depreciation and amortization	353	332	21	6.3%
Third-party sharing arrangements	710	622	88	14.1%
Other	1,729	1,731	(2)	(0.1%)

Total expenses	$42,490	$37,564	$4,926	13.1%

	Three Months Ended September 30,
As a Percent of Revenues:	2017	2016
Compensation and benefits	33.6%	29.6%
Fund management and administration	18.7%	20.0%
Marketing and advertising	5.7%	7.0%
Sales and business development	6.3%	5.9%
Professional and consulting fees	1.8%	2.0%
Occupancy, communications and equipment	2.4%	2.8%
Depreciation and amortization	0.6%	0.7%
Third-party sharing arrangements	1.2%	1.2%
Other	3.0%	3.3%

Total expenses	73.3%	72.5%

Compensation and benefits

Compensation and benefits expense increased 27.2% from $15.3 million in the three months ended September 30, 2016 to $19.5 million in the comparable period in 2017 primarily due to higher accrued incentive compensation and other headcount related expenses. Headcount of our U.S. Business segment was 159 and our International Business segment was 43 at September 30, 2016 compared to 165 and 43, respectively, at September 30, 2017.

Fund management and administration

Fund management and administration expense increased 4.7% from $10.4 million in the three months ended September 30, 2016 to $10.9 million in the comparable period in 2017. This increase was primarily attributable to higher average global AUM partly offset by a lower number of U.S. listed ETFs. We had 93 U.S. listed ETFs, 83 European ETPs and 6 Canadian listed ETFs at September 30, 2016 compared to 87 U.S. listed ETFs, 85 European ETPs and 11 Canadian listed ETFs at September 30, 2017.

Marketing and advertising

Marketing and advertising expense decreased 7.9% from $3.6 million in the three months ended September 30, 2016 to $3.3 million in the comparable period in 2017 primarily due to lower levels of advertising related activities in our U.S. Business segment.

Sales and business development

Sales and business development expense increased 17.6% from $3.1 million in the three months ended September 30, 2016 to $3.6 million in the comparable period in 2017 primarily due to higher spending on sales related activities in our U.S. Business segment.

Professional and consulting fees

Professional and consulting fees were unchanged from the three months ended September 30, 2016.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the three months ended September 30, 2016.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged from the three months ended September 30, 2016.

Third-party sharing arrangements

Third-party sharing arrangements increased 14.1% from $0.6 million in the three months ended September 30, 2016 to $0.7 million in the comparable period in 2017 primarily due to higher fees paid to our third-party marketing agents in Latin America and Australia, partly offset by lower fees paid to our marketing agent in the United States.

Other

Other expense was essentially unchanged from the three months ended September 30, 2016.

Income taxes

Our estimated effective income tax rate for the three months ended September 30, 2017 of 48.5% resulted in income tax expense of $7.5 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income tax expense.

Our estimated effective income tax rate for the three months ended September 30, 2016 of 44.1% resulted in income tax expense of $6.3 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due a valuation allowance on foreign net operating losses and state and local income tax expense.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Selected Operating and Financial Information

	Nine Months Ended September 30,		Change	Percent Change
	2017	2016
Global AUM (in millions)
End of period assets	$46,369	$38,791

U.S. listed ETFs AUM (in millions)
Beginning of period assets	$40,164	$51,639
Assets acquired	—	225
Net inflows/(outflows)	(72)	(12,689)
Market appreciation/(depreciation)	4,306	(1,471)

End of period assets	$44,398	$37,704

Financial Results (in thousands)
Total revenues	$176,013	$168,648	$7,365	4.4%
Total expenses	123,470	121,595	1,875	1.5%

Pre-tax income	$52,543	$47,053	$5,490	11.7%
Net income	$26,961	$23,678	$3,283	13.9%

Overview – Nine Months Ended September 30, 2017 and September 30, 2016

Changes in our global AUM are primarily driven by changes in our U.S. listed ETF’s AUM, which increased 10.5% during the nine months ended September 30, 2017, from $40.2 billion at January 1, 2017 to $44.4 billion at September 30, 2017. This increase was driven primarily by market appreciation of $4.3 billion. Our U.S. listed ETFs’ AUM decreased 27.0% during the nine months ended September 30, 2016, primarily due to net outflows from our two largest ETFs, HEDJ and DXJ, as well as market depreciation.

We reported pre-tax income of $52.5 million for the nine months ended September 30, 2017, an increase of 11.7% from the nine months ended September 30, 2016 primarily due to higher revenues. Net income was $27.0 million for the nine months ended September 30, 2017 compared to $23.7 million for the nine months ended September 30, 2016.

Revenues

	Nine Months Ended September 30,		Change	Percent Change
	2017	2016
Global AUM (in millions)
Global - Average AUM	$44,059	$42,944	$1,115	2.6%

U.S. listed ETFs AUM (in millions)
U.S. listed - Average AUM	$42,589	$42,005	$584	1.4%
U.S. listed - Average ETF advisory fee	0.50%	0.52%	(0.02)	(3.8%)
Revenues (in thousands)
Advisory fees	$166,950	$168,099	$(1,149)	(0.7%)
Settlement gain	6,909	—	6,909	n/a
Other income	2,154	549	1,605	292.3%

Total revenues	$176,013	$168,648	$7,365	4.4%

Advisory fees

Advisory fees revenues decreased 0.7% from $168.1 million in the nine months ended September 30, 2016 to $167.0 million in the comparable period in 2017 despite higher average global AUM as a result of a decline in our average U.S. ETF advisory fee. Our average U.S. ETF advisory fee declined from 0.52% for the nine months ended September 30, 2016 to 0.50% for the nine months ended September 30, 2017 due to changes in product mix.

Settlement gain

A settlement gain of $6.9 million was recorded during the nine months ended September 30, 2017 representing the fair value of the preferred stock of Tradeworx that the Company received in connection with the resolution of a dispute regarding its ownership stake in Tradeworx, which occurred in June 2017. See Note 8 to our Consolidated Financial Statements.

Other income

Other income increased $1.6 million from $0.5 million in the nine months ended September 30, 2016 to $2.1 million in the comparable period in 2017. Included in other income for the nine months ended September 30, 2017 was a one-time reimbursement of fund-related costs for prior years of $0.8 million. In addition, other income increased due to higher interest earned on our securities owned, at fair value.

Expenses

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2017	2016
Compensation and benefits	$55,787	$44,897	$10,890	24.3%
Fund management and administration	30,574	31,037	(463)	(1.5%)
Marketing and advertising	10,676	11,998	(1,322)	(11.0%)
Sales and business development	9,968	9,356	612	6.5%
Professional and consulting fees	3,814	5,235	(1,421)	(27.1%)
Occupancy, communications and equipment	4,102	3,932	170	4.3%
Depreciation and amortization	1,042	978	64	6.5%
Third-party sharing arrangements	2,312	2,238	74	3.3%
Acquisition payment	—	6,738	(6,738)	n/a
Other	5,195	5,186	9	0.2%

Total expenses	$123,470	$121,595	$1,875	1.5%

	Nine Months Ended September 30,
As a Percent of Revenues:	2017	2016
Compensation and benefits	31.7%	26.6%
Fund management and administration	17.3%	18.4%
Marketing and advertising	6.1%	7.1%
Sales and business development	5.6%	5.6%
Professional and consulting fees	2.2%	3.1%
Occupancy, communications and equipment	2.3%	2.3%
Depreciation and amortization	0.6%	0.6%
Third-party sharing arrangements	1.3%	1.3%
Acquisition payment	n/a	4.0%
Other	3.0%	3.1%

Total expenses	70.1%	72.1%

Compensation and benefits

Compensation and benefits expense increased 24.3% from $44.9 million in the nine months ended September 30, 2016 to $55.8 million in the comparable period in 2017 primarily due to higher accrued incentive compensation and other headcount related expenses.

Fund management and administration

Fund management and administration expense decreased 1.5% from $31.0 million in the nine months ended September 30, 2016 to $30.6 million in the comparable period in 2017. This decrease was primarily due to lower fund costs for our U.S. Business segment attributable to a lower number of U.S. listed ETFs, partly offset by the higher number of ETPs of our International Business segment and higher average global AUM.

Marketing and advertising

Marketing and advertising expense decreased 11.0% from $12.0 million in the nine months ended September 30, 2016 to $10.7 million in the comparable period in 2017 primarily due to lower levels of advertising related activities in our U.S. Business segment.

Sales and business development

Sales and business development expense increased 6.5% from $9.4 million in the nine months ended September 30, 2016 to $10.0 million in the comparable period in 2017 primarily due to sales related activities of our International Business segment.

Professional and consulting fees

Professional and consulting fees decreased 27.1% from $5.2 million in the nine months ended September 30, 2016 to $3.8 million in the comparable period in 2017 primarily due to lower advisory fees associated with our GreenHaven acquisition which occurred in the first quarter of 2016 as well as lower corporate consulting related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the nine months ended September 30, 2016.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged from the nine months ended September 30, 2016.

Third-party sharing arrangements

Third-party sharing arrangements was essentially unchanged from the nine months ended September 30, 2016.

Acquisition payment

Acquisition payment expense was $6.7 million in the nine months ended September 30, 2016 which included $6.0 million recognized in the second quarter of 2016 as a result of the acceleration of the buyout of the remaining minority interest in our European business.

Other

Other expense was essentially unchanged from the nine months ended September 30, 2016.

Income taxes

Our estimated effective income tax rate for the nine months ended September 30, 2017 of 48.7% resulted in income tax expense of $25.6 million. Effective January 1, 2017, as required, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires companies to record the tax effects related to stock-based compensation within income tax expense, rather than additional paid-in capital, when applicable. Therefore, tax shortfalls (and tax windfalls) associated with the vesting of stock-based compensation awards are now included within income tax expense. This guidance resulted in the recognition of $1.3 million of income tax expense associated with tax shortfalls recognized upon vesting of stock-based compensation awards during the nine months ended September 30, 2017 (substantially all of which was recorded during the first quarter of 2017). In addition, our tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income tax expense.

Our estimated effective income tax rate for the nine months ended September 30, 2016 of 49.7% resulted in income tax expense of $23.4 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due a valuation allowance on foreign net operating losses, the acquisition payment expense (which is non-deductible) and state and local income tax expense.

Segment Results

The table below presents the net revenues, operating expenses and income before taxes of our U.S. Business and International Business reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
U.S. Business segment
Revenues	$55,339	$49,891	$168,735	$163,652
Operating expenses	(36,846)	(32,859)	(107,023)	(102,326)

Income before taxes	$18,493	$17,032	$61,712	$61,326

Average assets during the period (in millions)	$43,523	$38,710	$42,589	$42,005
Average ETF advisory fee during the period	0.50%	0.51%	0.50%	0.52%

International Business segment
Revenues	$2,647	$1,898	$7,278	$4,996
Operating expenses	(5,644)	(4,705)	(16,447)	(19,269)

Loss before taxes	$(2,997)	$(2,807)	$(9,169)	$(14,273)

European ETPs – Average assets during the period (in millions)	$871	$575	$771	$516
UCITS ETFs – Average assets during the period (in millions)	$693	$438	$607	$400
Canadian ETFs – Average assets during the period (in millions)	$129	$68	$92	$23
European ETPs – Average advisory fee during the period	0.77%	0.82%	0.78%	0.83%
UCITS ETFs – Average advisory fee during the period	0.44%	0.44%	0.43%	0.46%
Canadian ETFs – Average advisory fee during the period	0.28%[1]	0.47%	0.37%	0.47%

Totals
Revenues	$57,986	$51,789	$176,013	$168,648
Operating expenses	(42,490)	(37,564)	(123,470)	(121,595)

Income before taxes	$15,496	$14,225	$52,543	$47,053

[1]	Average ETF advisory fee for our Canadian listed ETFs declined from 0.47% at September 30, 2016 to 0.28% at September 30, 2017 due to management fee rebates provided to initial seed capital providers.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

U.S. Business segment

Revenues of the U.S. Business segment increased 10.9% from $49.9 million in the three months ended September 30, 2016 to $55.3 million in the comparable period in 2017. This was attributable to an increase in our average AUM, partly offset by lower average U.S. ETF advisory fees due to a change in product mix. Our average AUM increased primarily due to market appreciation and net inflows (including in our U.S. equity, international equity, emerging markets and alternative strategy ETFs). These increases were partly offset by net outflows from our two largest ETFs, HEDJ and DXJ. The changes in product mix resulted in our average U.S. advisory fee declining from 0.51% in the three months ended September 30, 2016 to 0.50% in the comparable period in 2017.

Operating expenses of the U.S. Business segment increased 12.1% from $32.9 million in the three months ended September 30, 2016 to $36.8 million in the comparable period in 2017. The increase was primarily attributable to higher compensation expenses due to higher accrued incentive compensation and other headcount related expenses. Headcount of our U.S. Business segment was 159 and 165 at September 30, 2016 and 2017, respectively.

International Business segment

Revenues of the International Business segment increased 39.5% from $1.9 million in the three months ended September 30, 2016 to $2.6 million in the comparable period in 2017. This increase was attributable to higher average AUM which increased 56.6% from $1.1 billion in the three months ended September 30, 2016 to $1.7 billion in the comparable period in 2017 primarily due to net inflows, and to a lesser extent market appreciation.

Operating expenses of the International Business segment increased 20.0% from $4.7 million in the three months ended September 30, 2016 to $5.6 million in the comparable period in 2017. The change was primarily due to an increase in compensation expense associated with higher accrued incentive compensation, higher spending on sales related activities and higher fund management and administration expenses due to higher average AUM and a higher number of ETPs.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

U.S. Business segment

Revenues of the U.S. Business segment increased 3.1% from $163.7 million in the nine months ended September 30, 2016 to $168.7 million in the comparable period in 2017. Included in the nine months ended September 30, 2017 was a settlement gain of $6.9 million. In addition, revenues increased as compared to the prior period due to higher interest income on our securities owned, at fair value. Offsetting these items was lower advisory fee revenue which declined despite higher average AUM due to a decline in our average U.S. ETF advisory fee. Our average U.S. ETF advisory fee declined from 0.52% for the nine months ended September 30, 2016 to 0.50% for the nine months ended September 30, 2017 due to changes in product mix.

Operating expenses of the U.S. Business segment increased 4.6% from $102.3 million in the nine months ended September 30, 2016 to $107.0 million in the comparable period in 2017. The increase was attributable to higher compensation expenses primarily due to higher accrued incentive compensation and other headcount related expenses. This increase was offset by lower fund management and administration expenses due to a lower number of ETFs (partly offset by higher average AUM), lower marketing expenses and lower professional fees. Professional fees declined primarily as a result of fees incurred in the first quarter of 2016 associated with our GreenHaven acquisition as well as lower corporate consulting related expenses.

International Business segment

Revenues of the International Business segment increased 45.7% from $5.0 million in the nine months ended September 30, 2016 to $7.3 million in the comparable period in 2017. This increase was attributable to higher average AUM which increased 56.6% from $939.1 million in the nine months ended September 30, 2016 to $1.5 billion in the comparable period in 2017 primarily due to net inflows, and to a lesser extent market appreciation.

Operating expenses of the International Business segment decreased 14.6% from $19.3 million in the nine months ended September 30, 2016 to $16.4 million in the comparable period in 2017. Included in operating expenses for the nine months ended September 30, 2016 was acquisition payment expense of $6.7 million associated with the acceleration of the buyout of the remaining minority interest in our European business during the second quarter of 2016. Partly offsetting this item was an increase in compensation expense associated with higher average headcount and higher spending on sales related activities. In addition, fund management and administration expenses increased due to higher average AUM.

Liquidity and Capital Resources

The following tables summarize key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2017	December 31, 2016
Balance Sheet Data (in thousands):
Cash and cash equivalents	$70,221	$92,722
Securities owned, at fair value	68,412	58,907
Securities held-to-maturity	23,333	22,496
Accounts receivable	19,734	17,668

Total: Liquid assets	181,700	191,793
Less: Total liabilities	(44,672)	(48,423)

Total: Available liquidity	$137,028	$143,370

	Nine Months Ended September 30,
	2017	2016
Cash Flow Data (in thousands):
Operating cash flows	$31,079	$43,945
Investing cash flows	(17,809)	(4,941)
Financing cash flows	(36,950)	(71,757)
Foreign exchange rate effect	1,179	815

Decrease in cash and cash equivalents	$(22,501)	$(31,938)

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

Cash and cash equivalents decreased $22.5 million in the nine months ended September 30, 2017 due to $76.8 million used to purchase securities available-for-sale, $32.8 million used to pay dividends on our common stock, $5.0 million invested in AdvisorEngine, $4.2 million used to repurchase our common stock and $3.0 million used to purchase securities held-to-maturity. These decreases were partly offset by $31.1 million of cash generated by our operating activities, $65.1 million from sales and maturities of securities available-for-sale, $2.2 million from held-to-maturity securities called or maturing during the period and $0.9 million for other activities.

Cash and cash equivalents decreased $31.9 million in the nine months ended September 30, 2016 due to $39.1 million used to repurchase our common stock, $32.7 million used to pay dividends on our common stock, $11.8 million used in connection with the GreenHaven acquisition which occurred on January 1, 2016 and $6.0 million used to purchase securities held-to-maturity. These decreases were partly offset by $43.9 million of cash flows generated by our operating activities, $13.6 million from held-to-maturity securities called or maturing during the period and $0.2 million of other activities.

Capital Resources

Our principal source of financing is our operating cash flow. We believe that current cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for at least the next 12 months.

Use of Capital

Our business does not require us to maintain a significant cash position. We expect that our main uses of cash will be to fund the ongoing operations of our business, invest in strategic growth initiatives, expand our business through strategic acquisitions and fund our capital return program. As part of our capital management, we maintain a capital return program which includes a $0.08 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2019, including purchases to offset future equity grants made under our equity plans. During the nine months ended September 30, 2017, we repurchased 401,813 shares of our common stock under the repurchase program for an aggregate cost of $4.2 million to cover taxes on vesting of restricted stock. As of September 30, 2017, $92.3 million remains under this program for future purchases.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of September 30, 2017:

		Payments Due by Period
		(in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$34,912	$1,059	$6,901	$8,429	$18,523
Questrade purchase and sale agreement	2,260	2,260	—	—	—

	$37,172	$3,319	$6,901	$8,429	$18,523

Questrade Wealth Management, Inc. (“Questrade”) Purchase and Sale Agreement

On July 26, 2017 the Company and WTAMC entered into a purchase and sale agreement with Questrade pursuant to which WTAMC has agreed to acquire and become the trustee and manager for, a suite of eight Canadian registered ETFs currently sponsored and managed by Questrade with approximately CAD $104,504 (USD $83,670) in AUM at September 30, 2017. The closing of the transaction is subject to obtaining unitholder and regulatory approvals. The purchase price is formulaic which takes into consideration the AUM of the Questrade ETFs at closing, and is estimated to be approximately CAD $2,821 (USD $2,260) based upon the AUM of the Questrade ETFs at September 30, 2017. The Company has agreed to guarantee the indemnification obligations of WTAMC.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We adopted this standard prospectively on January 1, 2017. The adoption of the standard increased volatility reported in income tax expense as income tax windfalls and shortfalls associated with the vesting of stock-based compensation is now recorded in income tax expense, rather than additional paid-in capital, when applicable. This new guidance resulted in us recognizing approximately $0.2 million and $1.3 million of income tax expense for tax shortfalls related to stock-based compensation vesting occurring during the three and nine months ended September 30, 2017, respectively. This had the effect of reducing basic EPS by $0.01 for the nine months ended September 30, 2017. See Notes 11 and 12 to our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements and expect, at a minimum, that its implementation will result in a gross-up on the consolidated balance sheets upon recognition of right-of-use assets and lease liabilities associated with the future minimum payments required under operating leases as disclosed in Note 8 to our Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of the standard is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in the update make targeted improvements to generally accepted accounting principles. These include requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Available-for-sale classification for equity investments with readily determinable fair values will no longer be permissible. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted for the updates currently applicable to us. Our equity investments with readily determinable fair values are all currently measured at fair value with changes in fair value recognized in net income. Upon adoption, we will apply the amendments in this update when assessing the carrying value of our investments, held at cost.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. We will implement this standard under the modified retrospective method and have determined the standard will not have a material impact on our consolidated financial statements.

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

Interest Rate Risk

In order to maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and short-term investment grade corporate bonds which totaled $135.7 million and $102.1 million as of December 31, 2016 and September 30, 2017, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2017 to July 31, 2017	28,884	$10.23	28,884
August 1, 2017 to August 31, 2017	14,645	$10.57	14,645
September 1, 2017 to September 30, 2017	3,788	$8.97	3,788

Total	47,317	$$10.24	47,317	$92,327

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100.0 million. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019, increasing the total authorized repurchase amount to $100.3 million. During the three months ended September 30, 2017, we repurchased 47,317 shares of our common stock under this program for an aggregate cost of $0.5 million. As of September 30, 2017, $92.3 million remains available under this program for future purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

31.1(1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2(1)	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32(1)	Section 1350 Certification

101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of November 2017.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan L. Steinberg
Jonathan L. Steinberg
Chief Executive Officer and President (Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)