Form 10-Q
period 2018-03-31
WisdomTree Investments, Inc.
filed 2018-05-10
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 26, 2018, there were 153,104,136 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2018

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,651	$54,193
Securities owned, at fair value	4,585	66,294
Securities held-to-maturity	1,000	1,000
Accounts receivable	20,732	21,309
Income taxes receivable	2,665	6,978
Prepaid expenses	3,910	3,550
Other current assets	181	1,007

Total current assets	138,724	154,331
Fixed assets, net	10,391	10,693
Note receivable, net (Note 6)	19,165	18,748
Securities held-to-maturity	20,264	20,299
Deferred tax asset, net	1,053	1,050
Investments, carried at cost	35,187	35,187
Goodwill	1,799	1,799
Intangible asset	12,029	12,085
Other noncurrent assets	1,378	793

Total assets	$239,990	$254,985

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$18,411	$20,099
Compensation and benefits payable	6,199	28,053
Securities sold, but not yet purchased, at fair value	—	950
Accounts payable and other liabilities	9,138	8,246

Total current liabilities	33,748	57,348
Deferred rent payable	4,637	4,686

Total liabilities	38,385	62,034

Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 137,751 and 136,996 at March 31, 2018 and December 31, 2017, respectively	1,378	1,370
Additional paid-in capital	218,488	216,006
Accumulated other comprehensive income	1,163	291
Accumulated deficit	(19,424)	(24,716)

Total stockholders’ equity	201,605	192,951

Total liabilities and stockholders’ equity	$239,990	$254,985

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Advisory fees	$58,756	$53,262
Other income	849	1,337

Total revenues	59,605	54,599
Expenses:
Compensation and benefits	18,832	17,874
Fund management and administration	10,912	9,600
Marketing and advertising	3,195	3,537
Sales and business development	3,813	2,962
Professional and consulting fees	1,636	1,558
Occupancy, communications and equipment	1,363	1,353
Depreciation and amortization	355	337
Third-party sharing arrangements	1,725	932
Acquisition-related costs	2,062	—
Other	1,790	1,624

Total expenses	45,683	39,777

Income before taxes	13,922	14,822
Income tax expense	4,498	7,942

Net income	$9,424	$6,880

Net income per share—basic	$0.07	$0.05

Net income per share—diluted	$0.07	$0.05

Weighted-average common shares—basic	135,329	134,385

Weighted-average common shares—diluted	136,468	135,509

Cash dividends declared per common share	$0.03	$0.08

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$9,424	$6,880
Other comprehensive income/(loss)
Change in unrealized gains/(losses) on available-for-sale debt securities, net of tax	460	(103)
Foreign currency translation adjustment	412	245

Other comprehensive income	872	142

Comprehensive income	$10,296	$7,022

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,424	$6,880
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Stock-based compensation	3,309	3,421
Realized losses on debt securities available-for-sale	716	176
Deferred income taxes	(136)	6,302
Paid-in-kind interest income (Note 6)	(416)	—
Depreciation and amortization	355	337
Other	(55)	(56)
Changes in operating assets and liabilities:
Securities owned, at fair value	1,106	1,292
Accounts receivable	606	(1,553)
Income taxes receivable/payable	4,297	177
Prepaid expenses	(360)	127
Other assets	160	64
Acquisition payable	—	(3,538)
Fund management and administration payable	(1,744)	(400)
Compensation and benefits payable	(22,003)	(9,772)
Securities sold, but not yet purchased, at fair value	(950)	(1,222)
Accounts payable and other liabilities	855	212

Net cash (used in)/provided by operating activities	(4,836)	2,447

Cash flows from investing activities:
Purchase of fixed assets	(17)	(193)
Purchase of securities held-to-maturity	—	(759)
Purchase of debt securities available-for-sale	—	(21,340)
Proceeds from held-to-maturity securities maturing or called prior to maturity	32	51
Proceeds from sales and maturities of debt securities available-for-sale	60,498	21,000

Net cash provided by/(used in) investing activities	60,513	(1,241)

Cash flows from financing activities:
Dividends paid	(4,132)	(10,930)
Shares repurchased	(734)	(3,628)
Proceeds from exercise of stock options	54	5

Net cash used in financing activities	(4,812)	(14,553)

Increase in cash flow due to changes in foreign exchange rate	593	262

Net increase/(decrease) in cash and cash equivalents	51,458	(13,085)
Cash and cash equivalents—beginning of period	54,193	92,722

Cash and cash equivalents—end of period	$105,651	$79,637

Supplemental disclosure of cash flow information:
Cash paid for taxes	$339	$1,247

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

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, fixed income, currency, alternative and commodity asset classes. The Company has the following wholly-owned operating subsidiaries:

•	WisdomTree Asset Management, Inc. is a New York based investment adviser registered with the SEC providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange traded funds (“ETFs”).

•	Boost Management Limited (“BML”) is a Jersey based management company providing investment and other management services to Boost Issuer PLC (“BI”) and Boost ETPs.

•	WisdomTree Europe Limited is a U.K. based company registered with the Financial Conduct Authority providing management and other services to BML and WisdomTree Management Limited.

•	WisdomTree Management Limited is an Ireland based management company providing investment and other management services to WisdomTree Issuer plc (“WTI”) and WisdomTree UCITS ETFs.

•	WisdomTree Japan Inc. is a Japan based company that is registered with Japan’s Ministry of Finance and serves the institutional market selling U.S. listed WisdomTree ETFs in Japan.

•	WisdomTree Commodity Services, LLC (“WTCS”) is a New York based company that serves as the managing owner and commodity pool operator of the WisdomTree Continuous Commodity Index Fund. WTCS is registered with the Commodity Futures Trading Commission and is a member of the National Futures Association.

•	WisdomTree Asset Management Canada, Inc. (“WTAMC”) is a Canada based investment fund manager registered with the Ontario Securities Commission providing fund management services to locally-listed WisdomTree ETFs.

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

Acquisition of ETFS

On November 13, 2017, the Company entered into a Share Sale Agreement as amended by the Waiver and Variation Agreement, dated April 11, 2018 (collectively referred to as the “Share Sale Agreement”) with ETF Securities Limited (“ETF Securities”) and WisdomTree International Holdings Ltd, an indirect wholly owned subsidiary of WisdomTree (“WisdomTree International”), pursuant to which the Company agreed to acquire the European exchange-traded commodity, currency and short-and-leveraged business (“ETFS”) of ETF Securities. On April 11, 2018, the Company completed the acquisition by purchasing the entire issued share capital of a subsidiary of ETF Securities into which ETF Securities transferred ETFS prior to completion of the ETFS acquisition.

Pursuant to the Share Sale Agreement, the Company acquired ETFS for a purchase price consisting of (a) $253,000 in cash (including $53,000 paid from proceeds arising from maturities of securities owned, at fair value), subject to customary adjustments for working capital, and (b) a fixed number of shares of the Company’s capital stock, consisting of (i) 15,250,000 shares of common stock (the “Common Shares”) and (ii) 14,750 shares of Series A Non-Voting Convertible Preferred Stock (the “Preferred Shares”), which are convertible, subject to certain restrictions, into an aggregate of 14,750,000 shares of common stock.

On April 11, 2018 and in connection with the ETFS acquisition, the Company and WisdomTree International entered into a credit agreement (the “Credit Agreement”), by and among the Company, WisdomTree International, certain subsidiaries of the Company as guarantors, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, L/C Issuer and lender. Under the Credit Agreement, the lenders extended a $200,000 term loan (the “Term Loan”) to WisdomTree International, the net cash proceeds of which were used by WisdomTree International, together with other cash on hand, to complete the acquisition and pay certain related fees, costs and expenses, and made a $50,000 revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Facility”) available to the Company and WisdomTree International for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes (See Note 19).

On April 11, 2018 and in connection with the acquisition, the Company and ETF Securities also entered into an Investor Rights Agreement, pursuant to which, among other things, ETF Securities is subject to lock-up, standstill and voting restrictions. ETF Securities also received certain registration rights with respect to the Common Shares and the shares of common stock issuable upon conversion of the Preferred Shares it received in the transaction.

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

The Company reassesses its evaluation of whether an entity is a VIE when certain reconsideration events occur.

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

Revenue Recognition

The Company earns substantially all of its revenue in the form of advisory fees from its ETPs and recognizes this revenue over time, as the performance obligation is satisfied. ETP advisory fees are based on a percentage of the ETPs’ average daily net assets. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

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

Securities Owned and Securities Sold, but not yet Purchased (at fair value)

Securities owned and securities sold, but not yet purchased are securities classified as either trading or available-for-sale (“AFS”). These securities are recorded on their trade date and are measured at fair value. All equity securities are classified by the Company as trading. Debt securities are classified based primarily on the Company’s intent to hold or sell the security. Changes in the fair value of securities classified as trading are reported in other income in the period the change occurs. Unrealized gains and losses of securities classified as AFS are included in other comprehensive income. Once sold, amounts reclassified out of accumulated other comprehensive income and into earnings are determined using the specific identification method. AFS securities are assessed for impairment on a quarterly basis.

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

Investments, Carried at Cost

The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment.

Goodwill

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur, in accordance with ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company early adopted the revised guidance for the impairment tests performed after January 1, 2017. Under the revised guidance, goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

For impairment testing purposes, goodwill has been allocated to the Company’s U.S. Business reporting unit which is assessed annually for impairment on April 30th (See Note 17). In addition, goodwill arising from the ETFS acquisition (See Note 19) will be allocated to the European Business reporting unit, included within the International Business reportable segment and assessed annually for impairment on November 30th. When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and the income approach, market approach and its market capitalization when determining the fair value of its reporting units.

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

The Company may rely on a qualitative assessment when performing its intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all of the Company’s intangible assets is November 30th, including intangible assets arising from the ETFS acquisition (See Note 19).

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The guidance in ASU 2014-09, and the related amendments, became effective for the Company on January 1, 2018. The Company adopted this standard under the modified retrospective method and has determined the standard did not have a material impact on the Company’s historical pattern of recognizing revenue from its contracts with customers (See Note 11).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of the standard is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in the update make targeted improvements to generally accepted accounting principles. These include requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Available-for-sale classification for equity investments with readily determinable fair values will no longer be permissible. However, an entity may choose a measurement alternative to measure equity investments that do not have readily determinable fair values by recognizing these financial instruments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2018 and has elected to apply the measurement alternative to its equity investments that do not have readily determinable fair values. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3. Cash and Cash Equivalents

Cash and cash equivalents of approximately $70,619 and $24,103 at March 31, 2018 and December 31, 2017, respectively, were held at one financial institution. At March 31, 2018 and December 31, 2017, cash equivalents were approximately $68,041 and $26,548, respectively.

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

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair Valuation Methodology

Cash and Cash Equivalents (Note 3) – These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days. These investments are valued at par, which approximates fair value, and are considered Level 1.

Note Receivable (Note 6) – The note receivable is an unsecured promissory note issued to AdvisorEngine Inc. which is carried at amortized cost, net of original issue discount. The carrying amount of the note receivable approximates fair value, as the implied discount rate of the note is similar to observable high yield credit spreads. The note receivable is classified as Level 2 within the fair value hierarchy.

Securities Held-to-Maturity (Note 5) – These securities are Federal agency debt instruments which are instruments that are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 within the fair value hierarchy (See Note 5).

Securities Owned/Sold But Not Yet Purchased – These securities consist of securities classified as trading and AFS, as follows:

	March 31, 2018	December 31, 2017
Securities Owned
Trading securities	$585	$1,691
Available-for-sale debt securities	4,000	64,603

Total	$4,585	$66,294

Securities Sold, but not yet Purchased
Trading securities	$—	$950
Available-for-sale debt securities	—	—

Total	$—	$950

Trading securities are investments in ETFs. These instruments are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. AFS debt securities are investments in short-term investment grade corporate bonds and are classified as Level 2. Fair value is generally derived from observable bids for these Level 2 financial instruments.

AFS Debt Securities

The following table summarizes unrealized gains, losses and fair value of the AFS debt securities:

	March 31, 2018	December 31, 2017
Cost	$4,022	$65,237
Gross unrealized gains in other comprehensive income	—	—
Gross unrealized losses in other comprehensive income	(22)	(634)

Fair value	$4,000	$64,603

All the Company’s AFS debt securities are due within one year. The Company assesses the AFS debt securities for other-than-temporary impairment on a quarterly basis. No AFS debt securities were determined to be other-than-temporarily impaired at March 31, 2018 or December 31, 2017.

During the three months ended March 31, 2018 and 2017, the Company received $60,498 and $21,000, respectively, of proceeds from the sale and maturity of available-for-sale securities and recognized gross realized losses of $716 and $176, respectively. These losses have been reclassified out of accumulated other comprehensive income and into the Consolidated Statements of Operations.

5. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	March 31, 2018	December 31, 2017
Federal agency debt instruments (amortized cost)	$21,264	$21,299

The following table summarizes unrealized gains, losses, and fair value of securities held-to-maturity:

	March 31, 2018	December 31, 2017
Cost/amortized cost	$21,264	$21,299
Gross unrealized gains	7	9
Gross unrealized losses	(1,770)	(1,257)

Fair value	$19,501	$20,051

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired at March 31, 2018 or December 31, 2017. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	March 31, 2018	December 31, 2017
Due within one year	$1,000	$1,000
Due one year through five years	8	11
Due five years through ten years	6,026	6,027
Due over ten years	14,230	14,261

Total	$21,264	$21,299

6. Note Receivable

On December 29, 2017, the Company committed to provide up to $30,000 in additional working capital to AdvisorEngine pursuant to an unsecured promissory note (of which $22,000 is currently funded) (See Note 9). The majority of the funds were used by AdvisorEngine to acquire CRM Software, Inc., known as Junxure, a comprehensive client relationship management software and technology provider for financial advisors.

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

The following is a summary of the outstanding note receivable balance:

	March 31, 2018	December 31, 2017
Note receivable (face value)	$22,000	$22,000
Less: Original issue discount (“OID”), unamortized	(3,110)	(3,252)
Plus: PIK interest	275	—

Total note receivable, net	$19,165	$18,748

Commitment remaining	$8,000	$8,000

During the three months ended March 31, 2018, the Company recognized interest income of $416 which included OID amortization and accrued PIK interest. The Company determined that an allowance for credit loss was not necessary at March 31, 2018 and December 31, 2017 as the note receivable was recently issued and no adverse events or circumstances have occurred which may indicate that its carrying amount may not be recoverable. The carrying value of the note receivable at March 31, 2018 and December 31, 2017 approximates fair value as the implied discount rate of the note is similar to observable high yield credit spreads.

The Company’s remaining commitment to provide working capital to AdvisorEngine is $8,000 at March 31, 2018 pursuant to the terms of the note. The additional funding is scheduled to be provided on June 30, 2018 and September 30, 2018 in the amounts of $5,000 and $3,000, respectively, if no event of default (as defined) has occurred and is continuing.

7. Investments, Carried at Cost

The following table sets forth the Company’s investments, carried at cost:

	March 31, 2018	December 31, 2017
AdvisorEngine – Preferred stock	$25,000	$25,000
AdvisorEngine – Option	3,278	3,278
Thesys Group, Inc. (“Thesys”)	6,909	6,909

Total	$35,187	$35,187

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

The Company’s aggregate equity ownership interest in AdvisorEngine is approximately 47% (or 41% on a fully-diluted basis). The investment is accounted for under the cost method of accounting as it is not considered to be in-substance common stock. No impairment existed at March 31, 2018 or December 31, 2017 and there were no observable price changes during the three months ended March 31, 2018.

Option

On December 29, 2017, the Company secured an option to purchase the remaining equity interests in AdvisorEngine, in connection with its commitment to provide up to $30,000 of additional working capital (See Note 6). The option is for a period of approximately one year and is exercisable at a price derived from an agreed-upon enterprise valuation of AdvisorEngine. If exercised, closing of the acquisition would occur no later than January 15, 2019. The fair value of the option was determined to be $3,278 on December 29, 2017, using a Monte Carlo simulation which was predominantly based on unobservable inputs and is therefore classified as Level 3. The enterprise value was derived from unobservable inputs including a weighted average cost of capital (“WACC”) of 27% and an option volatility of 40%. An increase in the WACC would reduce AdvisorEngine’s enterprise value which would reduce the fair value of the option, whereas an increase in the option volatility would increase the fair value of the option.

The option is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash. Therefore, the option is accounted for under the cost method of accounting and is assessed for impairment on a quarterly basis. No impairment existed at March 31, 2018 or December 31, 2017.

Thesys

On June 20, 2017, the Company was issued 7,797,533 newly authorized shares of Series Y preferred stock (“Series Y Preferred”) of Thesys in connection with the resolution of a dispute related to the Company’s ownership stake in Thesys. The Series Y Preferred represents current ownership of 18.8% of Thesys on a fully diluted basis (excluding certain reserved shares). In addition, the Company was issued a warrant to purchase 3,898,766 shares of Series Y Preferred.

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

The Company recorded the Series Y Preferred at its fair value of $6,909 during the second quarter of 2017. The Series Y Preferred is not considered to be in-substance common stock and is therefore accounted for under the cost method of accounting. No impairment existed at March 31, 2018 or December 31, 2017 and there were no observable price changes during the three months ended March 31, 2018. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.

8. Fixed Assets, net

The following table summarizes fixed assets:

	March 31, 2018	December 31, 2017
Equipment	$1,916	$1,879
Furniture and fixtures	2,462	2,449
Leasehold improvements	11,087	11,037
Less: accumulated depreciation and amortization	(5,074)	(4,672)

Total	$10,391	$10,693

9. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended March 31, 2018 and 2017 were approximately $1,027 and $1,120, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at March 31, 2018 were approximately as follows:

Remainder of 2018	$3,114
2019	3,714
2020	3,338
2021	2,966
2022 and thereafter	21,300

Total	$34,432

AdvisorEngine

At March 31, 2018, the Company had a commitment to provide $8,000 of additional working capital to AdvisorEngine which is scheduled to be provided on June 30, 2018 and September 30, 2018 in the amounts of $5,000 and $3,000, respectively, if no event of default (as defined) has occurred and is continuing (See Note 6).

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

10. Variable Interest Entity

VIEs are entities with any of the following characteristics: (i) the entity does not have enough equity to finance its activities without additional financial support, (ii) the equity holders, as a group, lack the characteristics of a controlling financial interest or (iii) the entity is structured with non-substantive voting rights. The Company determined that AdvisorEngine has the characteristics of a VIE.

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

The following table presents information about the Company’s variable interests in AdvisorEngine (a non-consolidated VIE):

	March 31, 2018	December 31, 2017
Carrying Amount - Assets
Preferred stock	$25,000	$25,000
Note receivable - unsecured	19,165	18,748
Option	3,278	3,278

Total carrying amount - Assets	$47,443	$47,026

Maximum exposure to loss	$55,443	$55,026

The Company has a remaining commitment to provide working capital to AdvisorEngine of $8,000 at March 31, 2018 pursuant to the terms of the unsecured promissory note (See Note 6). The additional funding is scheduled to be provided on June 30, 2018 and September 30, 2018 in the amounts of $5,000 and $3,000, respectively, if no event of default (as defined) has occurred or is continuing.

11. Revenues from Contracts with Customers

The following table presents the Company’s total revenues categorized as revenues from contracts with customers and other sources of revenues:

Three Months Ended March 31, 2018
Revenues from contracts with customers:
Advisory fees	$58,455
Other	301

Total revenues from contracts with customers	58,756
Other sources of revenues:
Other	849

Total revenues	$59,605

The Company recognizes revenues from contracts with customers when the performance obligation is satisfied, which is when the promised goods or services are transferred to the customer. A good or service is considered to be transferred when the customer obtains control, which is represented by the transfer of rights with regard to the good or service. Transfer of control happens either over time or at a point in time. When a performance obligation is satisfied over time, an entity is required to select a single method of measuring progress for each performance obligation that depicts the entity’s performance in transferring control of goods or services to the customer.

Substantially all the Company’s revenues from contracts with customers are derived primarily from investment advisory agreements with related parties (See Note 12). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

There are no contract assets or liabilities that arise in connection with the recognition of advisory fee revenue. In addition, there are no costs incurred to obtain or fulfill the contracts with customers, all of which are investment advisory agreements with related parties.

See Note 12 for further information including disaggregation of advisory fee revenue and amounts due from customers, all of which are derived from related parties. Advisory fee revenues are also reported by segment as disclosed within Note 18.

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

The following table summarizes accounts receivable from related parties which are included as a component of Accounts receivable on the Company’s Consolidated Balance Sheets:

	March 31, 2018	December 31, 2017
Receivable from WTT	$18,389	$19,433
Receivable from BI and WTI	973	979
Receivable from WTCS	115	97
Receivable from WTAMC	103	87

Total	$19,580	$20,596

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended
	March 31, 2018	March 31, 2017
Advisory services provided to WTT	$55,201	$50,456
Advisory services provided to BI and WTI	2,626	1,291
Advisory services provided to WTCS	317	570
Advisory services provided to WTAMC	311	81

Total	$58,455	$52,398

The Company also has investments in certain WisdomTree ETFs of approximately $463 and $1,691 at March 31, 2018 and December 31, 2017, respectively. Gains and losses for the three months ended March 31, 2018 and 2017 were insignificant.

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

For the three months ended March 31, 2018 and 2017, total stock-based compensation expense was $3,309 and $3,421, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2018
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period
Employees and directors restricted stock awards	$21,638	1.91

A summary of stock options, restricted stock and restricted stock unit activity for the three months ended March 31, 2018 is as follows:

	Stock Options	Restricted Stock Awards	Restricted Stock Units
Balance at January 1, 2018	1,158,828	1,816,666	5,678
Granted	—	730,028	7,152
Exercised/vested	(173,291)	(164,028)	(734)
Forfeitures	—	(63,609)	—

Balance at March 31, 2018	985,537	2,319,057	12,096

14. Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2018	2017
Net income	$9,424	$6,880

	(shares in thousands)
Shares of common stock and common stock equivalents:
Weighted average common shares used in basic computation	135,329	134,385
Dilutive effect of common stock equivalents	1,139	1,124

Weighted average common shares used in dilutive computation	136,468	135,509

Basic earnings per share	$0.07	$0.05
Diluted earnings per share	$0.07	$0.05

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS.

Diluted earnings per share is calculated under both the treasury stock and two-class method and reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive). The calculation that results in the most dilutive earnings per share amount for common stock is reported in the Company’s consolidated financial statements. The Company excluded 1,101,513 and 1,549,440 common stock equivalents from its computation of diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively, as they were determined to be anti-dilutive.

See Note 19 for further disclosure pertaining to the 15,250,000 Common Shares and 14,750 Preferred Shares issued in connection with the ETFS acquisition.

15. Income Taxes

Effective Income Tax Rate – Three Months Ended March 31, 2018 and March 31, 2017

The Company’s estimated effective income tax rate for the three months ended March 31, 2018 of 32.3% resulted in income tax expense of $4,498. The Company’s tax rate differs from the federal statutory tax rate of 21% (reduced from 35% due to the passage of the Tax Cuts and Jobs Act in December 2017) primarily due to a valuation allowance on foreign net operating losses and state and local income taxes, partly offset by tax windfalls associated with the vesting of stock-based compensation awards.

The Company’s estimated effective income tax rate for the three months ended March 31, 2017 of 53.6% resulted in income tax expense of $7,942. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting of stock-based compensation awards and state and local income taxes.

Net Operating Losses – U.S.

The Company’s pre-tax federal net operating losses for tax purposes (“NOLs”) at March 31, 2018 was $3,147 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.

Net Operating Losses – International

The Company’s European and Canadian subsidiaries generated NOLs outside the U.S. These tax effected NOLs were $4,347 at March 31, 2018. The Company established a full valuation allowance related to these NOLs as it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Deferred tax assets:
NOLs – Foreign	$4,347	$3,841
Stock-based compensation	1,655	1,474
Deferred rent liability	1,245	1,257
NOLs – U.S.	779	909
Accrued expenses	769	526
Other	255	488

Deferred tax assets	9,050	8,495

Deferred tax liabilities:
Unrealized gains	1,716	1,718
Fixed assets	1,498	1,498
Goodwill and intangible assets	436	388

Deferred tax liabilities	3,650	3,604

Total deferred tax assets less deferred tax liabilities	5,400	4,891
Less: valuation allowance	(4,347)	(3,841)

Deferred tax assets, net	$1,053	$1,050

16. Shares Repurchased

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

As more fully disclosed in Note 1 and 19, the Company completed the acquisition of ETFS on April 11, 2018. To partially finance the acquisition, the Company and WisdomTree International entered into a Credit Agreement which contains customary negative covenants, including, among others, a covenant which may restrict the Company’s ability to repurchase equity interests. Share repurchases only are permitted to the extent the Total Leverage Ratio (as defined in the Credit Agreement) does not exceed 1.75 to 1.00 and no event of default (as defined in the Credit Agreement) has occurred and is continuing at the time the share repurchase is made. However, the Company’s ability to purchase shares of its common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations is not restricted.

During the three months ended March 31, 2018 and March 31, 2017, the Company repurchased 60,508 shares and 346,529 shares of its common stock, respectively, under this program for an aggregate cost of $734 and $3,628, respectively.

As of March 31, 2018, $87,880 remains under this program for future purchases.

17. Goodwill and Intangible Assets

Goodwill has been allocated to the Company’s U.S. Business reporting unit and is deductible for tax purposes. The Company has designated April 30th as its annual goodwill impairment testing date. The following table summarizes the goodwill activity during the period:

U.S. Business Reporting Unit
Balance at January 1, 2018	$1,799
Increases/(decreases)	—

Balance at March 31, 2018	$1,799

Intangible Asset (Indefinite-Lived)

	Advisory Contracts (Questrade AUM)	GCC Advisory Agreement	Total
Balance at January 1, 2018	$2,132	$9,953	$12,085
Foreign currency translation	(56)	—	(56)
Other increases/(decreases)	—	—	—

Balance at March 31, 2018	$2,076	$9,953	$12,029

Questrade ETFs

During the fourth quarter of 2017, the Company acquired a suite of eight Canadian listed ETFs from Questrade, Inc. (the “Questrade ETFs”) with approximately CAD $99,108 (USD $77,403) in AUM at closing. The purchase price was CAD $2,675 (USD $2,132), all of which was allocated to the Company’s right to manage AUM in the form of advisory contracts. This intangible asset is translated based on the end of period exchange rates from local currency to U.S. dollars.

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

18. Segment Reporting

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

Information concerning these reportable segments are as follows:

	Three Months Ended March 31,
	2018	2017
Revenues (U.S. Business segment)
Advisory fees	$55,518	$51,026
Other income	883	1,312

Total revenues (U.S. Business segment)	$56,401	$52,338

Revenues (International Business segment)
Advisory fees	$3,238	$2,236
Other income/(loss)	(34)	25

Total revenues (International Business segment)	$3,204	$2,261

Total revenues	$59,605	$54,599

Income/(loss) before taxes
U.S. Business segment	$17,371	$17,908
International Business segment	(3,449)	(3,086)

Total income before taxes	$13,922	$14,822

Assets are not reported by segment as such information is not utilized by the chief operating decision maker. The vast majority of the Company’s assets are located in the U.S.

19. Subsequent Events

Acquisition of ETFS – Preliminary Purchase Price Allocation

As previously disclosed within Note 1, the Company completed its acquisition of ETFS on April 11, 2018 by purchasing the entire issued share capital of a subsidiary of ETF Securities into which ETF Securities transferred ETFS prior to completion of the ETFS acquisition. Pursuant to the Share Sale Agreement, the Company acquired ETFS for a purchase price consisting of (a) $253,000 in cash (including $53,000 paid from proceeds arising from maturities of securities owned, at fair value), subject to customary adjustments for working capital, and (b) a fixed number of shares of the Company’s capital stock, consisting of (i) 15,250,000 Common Shares and (ii) 14,750 Preferred Shares, which are convertible, subject to certain restrictions, into an aggregate of 14,750,000 shares of common stock. The remainder of the cash consideration paid was financed through a $200,000 Term Loan.

The ETFS acquisition will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid by the Company to the identifiable assets and liabilities of ETFS based on the estimated fair values as of the closing date of the acquisition. A preliminary allocation of the consideration transferred is presented below based on information currently available and includes the Company’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

Purchase price
Preferred Shares issued	14,750
Conversion ratio	1,000

Common stock equivalents	14,750,000
Common Shares issued	15,250,000

Total shares issued	30,000,000
WisdomTree stock price(1)	$9.00

Equity portion of purchase price	$270,000
Cash portion of purchase price
Term loan	200,000
Cash on hand	53,000

Purchase price	523,000
Deferred consideration(2)	172,746

Total	$695,746
Preliminary allocation of consideration
ETFS net assets acquired(3)	8,500
Intangible assets(4)	602,396

Fair value of net assets acquired	610,896

Preliminary goodwill resulting from the ETFS acquisition (5)	$84,850

(1)	The closing price of the Company’s common stock on April 10, 2018, the last trading day prior to the closing date of the acquisition.

(2)	ETF Securities first acquired Gold Bullion Securities Ltd. (“GBS Issuer”), one of the issuers that the Company acquired as part of the European ETC Business, paying no upfront consideration. Instead, the consideration was deferred and contracted to be paid by ETF Securities in fixed payments of physical gold bullion equating to 9,500 ounces per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity.

ETF Securities’ deferred consideration obligation did not terminate upon the Company’s acquisition of the European ETC Business. Instead, a wholly-owned subsidiary of the Company assumed the obligation by entering into a Gold Royalty Agreement with ETF Securities, which provides for the same fixed payments of physical gold bullion payable to ETF Securities in order for ETF Securities to continue to satisfy its deferred consideration obligation. The fixed payments are paid from advisory fee income generated by the physically backed gold exchange traded product issued by GBS Issuer and any other Company sponsored financial product physically backed by physical gold (“Gold ETCs”). The fixed payment is subject to adjustment and reduction for declines in advisory fee income generated by the Gold ETCs, with any reduction remaining due and payable until paid in full. ETF Securities’ recourse is limited to such advisory fee income and has no recourse back to the Company for any unpaid amounts. ETF Securities ultimately has the right to claw back GBS Issuer if the Company fails to remit any amounts due.

(3)	Pursuant to the Share Sale Agreement, consideration transferred is subject to customary adjustments for working capital. The target working capital amount, as defined within the Share Sale Agreement is estimated to be $8,500. ETF Securities has 45 business days following completion of the acquisition to provide a closing balance sheet. It is anticipated that the carrying value of the net assets acquired, approximates fair value.

(4)	Represents purchase price allocated to customary advisory agreements. These intangible assets were determined to have an indefinite useful life and are not deductible for tax purposes. A deferred tax liability associated with these intangible assets was not recognized as the intangibles arose in Jersey, where the Company will be subject to a zero percent tax rate.

(5)	Preliminary goodwill arising from the ETFS acquisition represents the value of expected synergies created from combining operations of ETFS and the Company. The goodwill is not deductible for tax purposes as the transaction was structured as a stock acquisition occurring in the United Kingdom.

The finalization of the purchase price allocation may result in changes to the valuation of assets and liabilities assumed, which could be material. The final allocation may include changes in fair values of the deferred consideration, changes in the allocation to the intangible assets and goodwill and other fair value adjustments. Accordingly, the allocation of consideration transferred as presented above is preliminary. The accounting for the business combination is expected to be finalized as soon as practicable within the measurement period in accordance with ASC 805, but in no event later than one year from April 11, 2018.

Acquisition of ETFS – Senior Secured Debt Financing

On April 11, 2018 and in connection with the ETFS acquisition, the Company and WisdomTree International entered into a Credit Agreement, by and among the Company, WisdomTree International, certain subsidiaries of the Company as guarantors, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, L/C Issuer and lender. Under the Credit Agreement the lenders extended a $200,000 Term Loan to WisdomTree International, the net cash proceeds of which were used by WisdomTree International, together with other cash on hand, to complete the ETFS acquisition and pay certain fees, costs and expenses, and made a $50,000 Revolver available to the Company and WisdomTree International for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes. Interest on the Term Loan accrues at a rate per annum equal to LIBOR, plus up to 2.00% (commencing at LIBOR, plus 1.75%), and interest on the Revolver accrues at a rate per annum equal to LIBOR, plus up to 1.50% (commencing at LIBOR, plus 1.25%), in each case, with the exact interest rate margin determined based on the Total Leverage Ratio (as defined below). The Revolver is also subject to a facility fee equal to a rate per annum of up to 0.50% of the actual daily amount the aggregate commitments (whether used or unused) under the Revolver, with the exact facility fee rate determined based on the Total Leverage Ratio. The Credit Facility matures on April 11, 2021 (the “Maturity Date”). The Term Loan does not amortize and the entire principal balance is due in a single payment on the Maturity Date.

The Credit Agreement includes a financial covenant that requires that the Company maintain a Total Leverage Ratio, calculated as of the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2018, equal to or less than the ratio set forth opposite such fiscal quarter:

Fiscal Quarter Ending	Total Leverage Ratio
September 30, 2018	2.75:1.00
December 31, 2018	2.75:1.00
March 31, 2019	2.75:1.00
June 30, 2019	2.50:1.00
September 30, 2019	2.50:1.00
December 31, 2019	2.50:1.00
March 31, 2020	2.25:1.00
June 30, 2020	2.25:1.00
September 30, 2020 and each subsequent fiscal quarter ending on or before the Maturity Date	2.00:1.00

Total Leverage Ratio means, as of the last day of any fiscal quarter, the ratio of Consolidated Total Debt of the Company and its restricted subsidiaries (as defined in the Credit Agreement) as of such date to Consolidated EBITDA of the Company and its restricted subsidiaries (as defined in the Credit Agreement) for the four consecutive fiscal quarters ended on such date.

WisdomTree International’s obligations under the Term Loan and Revolver are unconditionally guaranteed by the Company and certain of its subsidiaries and secured by a lien on substantially all of the present and future property and assets of the Company, WisdomTree International and such subsidiaries, in each case, subject to customary exceptions and exclusions. The Company’s obligations under the Revolver are unconditionally guaranteed by certain of the Company’s wholly-owned domestic subsidiaries and secured by substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to customary exceptions and exclusions.

The Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Credit Agreement contains customary negative covenants, including among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchasing equity interests of the Company, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

Acquisition of ETFS – Preferred Shares

On April 10, 2018, the Company filed a Certificate of Designations of Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Preferred Shares. The Preferred Shares are intended to provide ETF Securities with economic rights equivalent to the Company’s common stock on an as converted basis. The Preferred Shares have no voting rights, are not transferrable and have the same priority with regard to dividends, distributions and payments as the common stock.

In connection with the completion of the ETFS acquisition, the Company issued 14,750 Preferred Shares, which are convertible into an aggregate of 14,750,000 shares of common stock, subject to the following restrictions:

•	Limitation on beneficial ownership. As described in the Certificate of Designations, the Company will not issue, and ETF Securities does not have the right to require the Company to issue, any shares of common stock upon conversion of the Preferred Shares, if, as a result of such conversion, ETF Securities (together with certain attribution parties) would beneficially own more than 9.99% of the Company’s outstanding common stock immediately after giving effect to such conversion.

•	Exchange Cap. As described in the Certificate of Designations, the Company will not issue any shares of common stock upon conversion of the Preferred Shares if the issuance would, together with up to 4,000,000 shares of common stock that the Company may, but is not obligated to, issue prior to December 31, 2018, exceed the aggregate number of shares of common stock that the Company may issue without breaching its obligations under Nasdaq Capital Market Listing Rule 5635(a)(1), unless the Company obtains stockholder approval for the issuance of the Company’s common stock upon conversion of the Preferred Shares in excess of such amount (“Exchange Cap”). 6,633,293 shares of common stock issuable upon conversion of 6,633 Preferred Shares are subject to the Exchange Cap.

ETF Securities has the right to redeem the Preferred Shares under the following circumstances. However, the Company will not be obligated to make any such redemption payments to the extent such payments would be a breach of any covenant or obligation the Company owes to any of its secured creditors or is otherwise prohibited by applicable law.

•	Redemption right for failure to obtain stockholder approval. If stockholder approval for the issuance of the Company’s common stock upon conversion of the Preferred Shares in excess of the Exchange Cap is not obtained by December 31, 2018, ETF Securities will have the right, at its option, to require the Company to redeem the 6,633 Preferred Shares subject to the Exchange Cap during the period ending on the earlier of (a) December 31, 2020 and (b) the date stockholder approval for the issuance of the Company’s common stock upon conversion of the Preferred Shares in excess of the Exchange Cap is obtained. Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on December 31, 2018 multiplied by 1,000. Such redemption payments will be made in 12 equal installments no later than 10 business days following the last day of each of the Company’s 12 fiscal quarters beginning on the day following the date ETF Securities exercises such redemption right.

•	Other redemption rights unrelated to stockholder approval. In the event that: (a) the number of shares of the Company’s common stock authorized by its certificate of incorporation is insufficient to permit the Company to convert all of the Preferred Shares requested by ETF Securities to be converted; or (b) ETF Securities does not, upon completion of a change of control of the Company, receive the same amount per Preferred Share as it would have received had each outstanding Preferred Share been converted into common stock immediately prior to the change of control, ETF Securities will have the right, at its option, to require the Company to redeem all the Preferred Shares specified to be converted during the period of time specified in the Certificate of Designations. Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETF Securities exercises such redemption right.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

Introduction

We are one of the leading ETP sponsors in the world (based on AUM), with AUM of $45.0 billion globally as of March 31, 2018. An ETP is a pooled investment vehicle that holds a basket of financial instruments, securities or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

Acquisition of ETFS

On November 13, 2017, we entered into a Share Sale Agreement as amended by the Waiver and Variation Agreement, dated April 11, 2018 (collectively referred to as the “Share Sale Agreement”) with ETF Securities Limited (“ETF Securities”) and WisdomTree International Holdings Ltd, an indirect wholly owned subsidiary of ours (“WisdomTree International”), pursuant to which we agreed to acquire the European exchange-traded commodity, currency and short-and-leveraged business (“ETFS”) of ETF Securities. On April 11, 2018, we completed the acquisition by purchasing the entire issued share capital of a subsidiary of ETF Securities into which ETF Securities transferred ETFS prior to completion of the ETFS acquisition.

Pursuant to the Share Sale Agreement, we acquired ETFS for a purchase price consisting of (a) $253.0 million in cash (including $53.0 million paid from proceeds arising from maturities of securities owned, at fair value), subject to customary adjustments for working capital, and (b) a fixed number of shares of our capital stock, consisting of (i) 15,250,000 shares of common stock (the “Common Shares”) and (ii) 14,750 shares of Series A Non-Voting Convertible Preferred Stock (the “Preferred Shares”), which are convertible, subject to certain restrictions, into an aggregate of 14,750,000 shares of common stock.

On April 11, 2018 and in connection with the acquisition, we and WisdomTree International entered into a credit agreement (the “Credit Agreement”), by and among us, WisdomTree International, certain subsidiaries of ours as guarantors, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, L/C Issuer and lender. Under the Credit Agreement, the lenders have extended a $200.0 million term loan (the “Term Loan”) to WisdomTree International, the net cash proceeds of which were used by WisdomTree International, together with other cash on hand, to complete the acquisition and pay certain related fees, costs and expenses, and made a $50.0 million revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Facility”) available to us and WisdomTree International for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes.

On April 11, 2018 and in connection with the acquisition, we and ETF Securities also entered into an Investor Rights Agreement, pursuant to which, among other things, ETF Securities is subject to lock-up, standstill and voting restrictions. ETF Securities also received certain registration rights with respect to the Common Shares and shares of common stock issuable upon conversion of the Preferred Shares it received in the transaction.

Industry Developments

On April 18, 2018, the SEC proposed new “Regulation Best Interest”, a three-part regulatory package that includes: (i) a new Regulation Best Interest that would prohibit broker-dealers from putting the financial or other interests of the broker-dealer ahead of the retail customer; (ii) a new Form CRS which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures; and (iii) proposed interpretive guidance that would establish a federal fiduciary standard for investment advisers. The proposal commenced a public comment period ending in August 2018. We believe that the heightened focus on fiduciary and best interest standards will continue to increase investor awareness of the benefits that ETFs provide – transparency, tax efficiency and liquidity – which we believe will expand ETFs’ competitiveness generally.

Assets Under Management

WisdomTree U.S. Listed ETFs

A significant portion of our AUM is held in ETFs that invest in foreign securities. Therefore, our AUM and revenues are affected by movements in global capital market levels and the strengthening or weakening of the U.S. dollar against other currencies. As the chart below reflects, as of March 31, 2018, approximately 31% of our U.S. AUM was concentrated in two products with similar strategies – HEDJ, our European equity ETF which hedges exposure to the Euro, and DXJ, our Japanese equity ETF which hedges exposure to the Yen. The strengthening of the Euro or Yen against the U.S. dollar, or the decline in European or Japanese equity markets, may have an adverse effect on our results.

WisdomTree ETPs, including AUM of ETFS

The following charts compare the asset mix of our WisdomTree ETPs as of April 10, 2018 with the mix of our WisdomTree ETPs, including AUM of ETFS.

As the charts above reflect, the addition of the AUM of ETFS improves both fund and investment theme concentrations, resulting in a well-diversified mix with immediate scale in commodities and an industry leading position in European-listed gold products. Our concentrations in HEDJ and DXJ are reduced by an aggregate of approximately 8 percentage points to 10% and 11%, respectively, and our client base is further diversified with increased exposure to European domiciled investors, commodity focused investors and new-to-firm clients. In addition, our average global ETP advisory fees of approximately 0.49% (excluding ETFS) decline by approximately 0.01% to 0.48% with ETFS.

As mentioned above, a substantial portion of the AUM of ETFS are in products backed by gold. These products historically have been negatively correlated with our two largest ETFs, HEDJ and DXJ, and therefore we may experience improved stability of AUM and lower overall AUM volatility. However, we can provide no assurance that the negative historical correlation between the AUM of ETFS and the AUM of our two largest ETFs will continue in the future.

Market Environment

U.S. markets began the year strongly supported by positive economic data and the enactment of the Tax Cuts and Jobs Act. However, significant volatility returned to the market in the latter part of the first quarter due to inflationary pressures as well as concerns regarding changes to U.S. trade policies including plans to impose sweeping tariffs on imported steel and aluminum. International markets were also impacted by the tensions over global trade; however, emerging markets registered positive returns despite these concerns.

The S&P 500 declined 0.8%, MSCI EAFE (local currency) declined 4.3% and MSCI Emerging Markets Index (U.S. dollar) rose 1.3% in the first quarter. In addition, the European and Japan equity markets both depreciated with the MSCI EMU Index declining 2.8% and MSCI Japan Index declining 5.4%, respectively, in local currency terms for the quarter. Also, the U.S. dollar weakened 5.7% versus the Yen and 2.7% versus the Euro during the first quarter.

The vast majority of our global AUM is in U.S. listed ETFs. As the charts below reflect, industry flows for the first quarter of 2018 were $61.0 billion. International equities, emerging markets equities and fixed income gathered the majority of those flows.

Source: Investment Company Institute, WisdomTree

Business Segments

We operate as an ETP sponsor and asset manager providing investment advisory services in the U.S., Europe, Canada and Japan. These activities are reported in our U.S. Business and International Business segments, as follows:

•	U.S. Business segment: Our U.S. business and Japan sales office, which primarily engages in selling our U.S. listed ETFs to Japanese institutions; and

•	International Business segment: Our European business, which commenced in April 2014 in connection with our acquisition of U.K. based ETP sponsor Boost ETP, LLP, and our Canadian business, which launched its first six ETFs in July 2016. Beginning in the second quarter of 2018, this segment will also include ETFS.

Our Operating and Financial Results

U.S. Business Segment

Our U.S. listed ETFs’ AUM decreased from $46.8 billion as of December 31, 2017 to $42.9 billion as of March 31, 2018 primarily due to market depreciation and net outflows from our two largest ETFs, DXJ and HEDJ.

International Business Segment

Our international ETFs had net outflows of $47.9 million during the three months ended March 31, 2018. This was a result of outflows of $134.3 million from our European listed ETPs, partly offset by inflows of $35.6 million into our UCITS ETFs and $50.8 million into our Canadian ETFs. Our international AUM was $2.1 billion, essentially unchanged from December 31, 2017 as the net outflows were offset by market appreciation.

Consolidated Operating Results

Our revenues, expenses and net income are as follows:

•	Revenues – We recorded revenues of $59.6 million in the three months ended March 31, 2018, up 9.2% from the three months ended March 31, 2017 primarily due to an increase in our average global AUM. Our average global AUM increased primarily due to market appreciation and net inflows into certain of our ETFs, partly offset by outflows from our two largest ETFs.

•	Expenses – Total expenses increased 14.8% from the three months ended March 31, 2017 to $45.7 million. Included in the three months ended March 31, 2018 were acquisition-related costs of $2.1 million.

•	Net income – Net income increased 37.0% from the three months ended March 31, 2017 to $9.4 million.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
U.S. LISTED ETFs (in millions)
Beginning of period assets	$46,827	$44,398	$40,164
Inflows/(outflows)	(2,167)	306	(58)
Market appreciation/(depreciation)	(1,774)	2,123	1,834

End of period assets	$42,886	$46,827	$41,940

Average assets during the period	$45,618	$46,030	$41,292
Revenue days	90	92	90
Number of ETFs – end of the period	81	89	88
ETF Industry and Market Share (in billions)
ETF industry net inflows	$61.0	$137.7	$133.9
WisdomTree market share of industry inflows	n/a	0.2%	n/a
Average ETF advisory fee during the period
Alternative strategy ETFs	0.55%	0.55%	0.66%
Emerging markets equity ETFs	0.67%	0.69%	0.70%
International developed equity ETFs	0.55%	0.55%	0.56%
International hedged equity ETFs	0.53%	0.53%	0.53%
Currency ETFs	0.50%	0.50%	0.50%
Fixed income ETFs	0.33%	0.37%	0.42%
U.S. equity ETFs	0.35%	0.35%	0.35%

Blended total	0.49%	0.50%	0.50%

EUROPEAN LISTED ETPs
Total ETPs (in thousands)
Beginning of period assets	$932,953	$979,608	$626,280
Inflows/(outflows)	(134,316)	(102,453)	160,327
Market appreciation/(depreciation)	75,031	55,798	(12,120)

End of period assets	$873,668	$932,953	$774,487

Average assets during the period	879,342	933,975	704,843
Average ETP advisory fee during the period	0.77%	0.77%	0.79%
Number of ETPs—end of period	70	70	68
Total UCITS ETFs (in thousands)
Beginning of period assets	$871,202	$785,899	$398,015
Inflows/(outflows)	35,638	36,711	159,774
Market appreciation/(depreciation)	(42,983)	48,592	18,714

End of period assets	$863,857	$871,202	$576,503

Average assets during the period	901,698	830,637	504,294
Average UCITS ETF advisory fee during the period	0.43%	0.44%	0.43%
Number of UCITS ETFs—end of period	17	17	17
CANADIAN LISTED ETFs (in thousands)
Beginning of period assets	$305,476	$205,469	$68,618
Assets acquired	—	77,403	—
Inflows/(outflows)	50,766	15,034	(2)
Market appreciation/(depreciation)	(18,623)	7,570	4,311

End of period assets	$337,619	$305,476	$72,927

Average assets during the period	324,990	270,901	71,234
Average ETF advisory fee during the period	0.39%	0.30%	0.46%
Number of ETFs—end of period	12	12	6
Headcount: U.S. Business Segment	157	162	163
Headcount: International Business Segment	34	42	47

Note: Previously issued statistics may be restated due to trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Selected Operating and Financial Information

	Three Months Ended March 31,		Change	Percent Change
	2018	2017
Global AUM (in millions)
End of period assets	$44,961	$43,364

U.S. listed AUM (in millions)
Beginning of period assets	$46,827	$40,164
Net inflows/(outflows)	(2,167)	(58)
Market appreciation/(depreciation)	(1,774)	1,834

End of period assets	$42,886	$41,940

Financial Results (in thousands)
Total revenues	$59,605	$54,599	$5,006	9.2%
Total expenses	45,683	39,777	5,906	14.8%

Pre-tax income	$13,922	$14,822	$(900)	(6.1%)
Net income	$9,424	$6,880	$2,544	37.0%

Overview – Global AUM (March 31, 2018 and March 31, 2017)

Our global AUM increased 3.7% from $43.4 billion at March 31, 2017 to $45.0 billion at March 31, 2018. This was primarily due to market appreciation and net inflows into certain of our ETFs, partly offset by outflows from our two largest ETFs, HEDJ and DXJ.

Overview – Three Months Ended March 31, 2018 and March 31, 2017

During the three months ended March 31, 2018, our U.S. listed ETFs’ AUM decreased 8.4% from $46.8 billion at December 31, 2017 to $42.9 billion at March 31, 2018. This increase was due to net outflows and market depreciation. Our U.S. listed ETFs’ AUM increased 4.4% during the three months ended March 31, 2017, primarily due to market appreciation.

We reported pre-tax income of $13.9 million for the three months ended March 31, 2018, a decrease of 6.1% from the three months ended March 31, 2017. Expenses for the three months ended March 31, 2018 included acquisition-related costs of $2.1 million. Net income was $9.4 million for the three months ended March 31, 2018, an increase of 37.0% from the three months ended March 31, 2017. This increase was a result of a lower effective tax rate due to the enactment of the Tax Cuts and Jobs Act.

Revenues

	Three Months Ended March 31,		Change	Percent Change
	2018	2017
Global AUM (in millions)
Global - Average AUM	$47,724	$42,572	$5,152	12.1%

U.S. listed AUM (in millions)
U.S. listed - Average AUM	$45,618	$41,292	$4,326	10.5%
U.S. listed - Average ETF advisory fee	0.49%	0.50%	(0.01)	(2.0%)
Revenues (in thousands)
Advisory fees	$58,756	$53,262	$5,494	10.3%
Other income	849	1,337	(488)	(36.5%)

Total revenues	$59,605	$54,599	$5,006	9.2%

Advisory fees

Advisory fees revenues increased 10.3% from $53.3 million in the three months ended March 31, 2017 to $58.8 million in the comparable period in 2018 due to an increase in our average global AUM, partly offset by lower average U.S. advisory fees due to a change in product mix. Our average global AUM increased primarily due to market appreciation and net inflows into certain of our ETFs, partly offset by outflows from our two largest U.S. listed ETFs. The changes in product mix resulted in our average U.S. ETF advisory fee declining from 0.50% for the three months ended March 31, 2017 to 0.49% for the three months ended March 31, 2018.

Other income

Other income decreased 36.5% from $1.3 million in the three months ended March 31, 2017 to $0.8 million in the comparable period in 2018. The decrease was primarily a result of the realization of $0.6 million of losses previously recognized in accumulated other comprehensive income on our short-term investment grade bond portfolio. In addition, the first quarter of 2017 included a reimbursement of fund-related costs of $0.8 million. These items were partly offset by an insurance claim receivable of $0.6 million and paid-in-kind (“PIK”) interest on our note receivable from AdvisorEngine of $0.4 million, both of which were recognized in the current quarter.

Expenses

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2018	2017
Compensation and benefits	$18,832	$17,874	$958	5.4%
Fund management and administration	10,912	9,600	1,312	13.7%
Marketing and advertising	3,195	3,537	(342)	(9.7%)
Sales and business development	3,813	2,962	851	28.7%
Professional and consulting fees	1,636	1,558	78	5.0%
Occupancy, communications and equipment	1,363	1,353	10	0.7%
Depreciation and amortization	355	337	18	5.3%
Third-party sharing arrangements	1,725	932	793	85.1%
Acquisition-related costs	2,062	—	2,062	n/a
Other	1,790	1,624	166	10.2%

Total expenses	$45,683	$39,777	$5,906	14.8%

	Three Months Ended March 31,
As a Percent of Revenues:	2018	2017
Compensation and benefits	31.6%	32.7%
Fund management and administration	18.3%	17.6%
Marketing and advertising	5.4%	6.5%
Sales and business development	6.4%	5.4%
Professional and consulting fees	2.7%	2.9%
Occupancy, communications and equipment	2.3%	2.5%
Depreciation and amortization	0.6%	0.6%
Third-party sharing arrangements	2.9%	1.7%
Acquisition-related costs	3.4%	n/a
Other	3.0%	3.0%

Total expenses	76.6%	72.9%

Compensation and benefits

Compensation and benefits expense increased 5.4% from $17.9 million in the three months ended March 31, 2017 to $18.8 million in the comparable period in 2018 primarily due to higher accrued incentive compensation and other related expenses. Headcount of our U.S. Business segment was 163 and our International Business segment was 47 at March 31, 2017 compared to 157 and 34, respectively, at March 31, 2018.

Fund management and administration

Fund management and administration expense increased 13.7% from $9.6 million in the three months ended March 31, 2017 to $10.9 million in the comparable period in 2018. This increase was primarily attributable to higher average global AUM. We had 88 U.S. listed ETFs, 85 European ETPs and 6 Canadian listed ETFs at March 31, 2017 compared to 81 U.S. listed ETFs, 87 European ETPs and 12 Canadian listed ETFs at March 31, 2018.

Marketing and advertising

Marketing and advertising expense decreased 9.7% from $3.5 million in the three months ended March 31, 2017 to $3.2 million in the comparable period in 2018 primarily due to lower levels of advertising related activities globally.

Sales and business development

Sales and business development expense increased 28.7% from $3.0 million in the three months ended March 31, 2017 to $3.8 million in the comparable period in 2018 primarily due to higher spending on sales related activities within our U.S. Business segment.

Professional and consulting fees

Professional and consulting fees of $1.6 million were essentially unchanged from the three months ended March 31, 2017.

Occupancy, communications and equipment

Occupancy, communications and equipment expense of $1.4 million was essentially unchanged from the three months ended March 31, 2017.

Depreciation and amortization

Depreciation and amortization expense of $0.4 million was essentially unchanged from the three months ended March 31, 2017.

Third-party sharing arrangements

Third-party sharing arrangements increased 85.1% from $0.9 million in the three months ended March 31, 2017 to $1.7 million in the comparable period in 2018. The increase was primarily due to a new distribution relationship announced in the fourth quarter of 2017.

Acquisition-related costs

During the three months ended March 31, 2018, we incurred acquisition-related costs of $2.1 million in connection with the completion of the ETFS acquisition which included severance and other compensation costs of $0.9 million, professional fees of $0.9 million and integration and other costs of $0.3 million. We anticipate incurring additional acquisition and integration-related costs, including a transaction fee of $5.5 million payable upon completion of the ETFS acquisition.

Other

Other expense was essentially unchanged from the three months ended March 31, 2017.

Income tax

Our estimated effective income tax rate for the three months ended March 31, 2018 of 32.3% resulted in income tax expense of $4.5 million. Our tax rate differs from the federal statutory tax rate of 21% (reduced from 35% due to the enactment of the Tax Cuts and Jobs Act) primarily due to a valuation allowance on foreign net operating losses and state and local income taxes, partly offset by tax windfalls associated with the vesting of stock-based compensation awards.

Our estimated effective income tax rate for the three months ended March 31, 2017 of 53.6% resulted in income tax expense of $7.9 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting of stock-based compensation awards and state and local income taxes.

Segment Results

The table below presents the net revenues, operating expenses and income before taxes of our U.S. Business and International Business reportable segments.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
U.S. Business segment
Revenues	$56,401	$52,338
Operating expenses	(39,030)	(34,430)

Income before taxes	$17,371	$17,908

Average assets during the period (in millions)	$45,618	$41,292
Average advisory fee during the period	0.49%	0.50%
International Business segment
Revenues	$3,204	$2,261
Operating expenses	(6,653)	(5,347)

Loss before taxes	$(3,449)	$(3,086)

European ETPs – Average assets during the period (in millions)	$879	$705
UCITS ETFs – Average asset during the period (in millions)	$902	$504
Canadian ETFs – Average asset during the period (in millions)	$325	$71
European ETPs – Average advisory fee during the period	0.77%	0.79%
UCITS ETFs – Average advisory fee during the period	0.43%	0.43%
Canadian ETFs – Average advisory fee during the period	0.39%	0.46%
Totals
Revenues	$59,605	$54,599
Operating expenses	(45,683)	(39,777)

Income before taxes	$13,922	$14,822

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

U.S. Business segment

Revenues of the U.S. Business segment increased 7.8% from $52.3 million in the three months ended March 31, 2017 to $56.4 million in the comparable period in 2018. The increase was attributable to higher average AUM, partly offset by lower average U.S. advisory fees due to a change in product mix. Average AUM increased by approximately 10.5%, primarily due to market appreciation and net inflows into certain of our ETFs, partly offset by outflows primarily from our two largest U.S. listed ETFs, HEDJ and DXJ. Our average U.S. advisory fee decreased to 0.49% from 0.50% during the three months ended March 31, 2017 due to changes in product mix.

Operating expenses of the U.S. Business segment increased 13.4% from $34.4 million in the three months ended March 31, 2017 to $39.0 million in the comparable period in 2018. Included in the three months ended March 31, 2018 were acquisition-related costs of $1.2 million associated with the ETFS acquisition. These costs included professional fees of $0.9 million and integration and other costs of $0.3 million. In addition, the increase was also attributable to higher compensation expenses due to higher accrued incentive compensation and other related expenses, higher spending on sales related activities, higher fund management and administration expenses due to higher average U.S. listed AUM and higher third-party sharing arrangements expense due to a new distribution relationship announced in the fourth quarter of 2017. Headcount of our U.S. Business segment was 163 and 157 at March 31, 2017 and 2018, respectively.

International Business segment

Revenues of the International Business segment increased 41.7% from $2.3 million in the three months ended March 31, 2017 to $3.2 million in the comparable period in 2018. This increase was attributable to higher average AUM which increased 64.5% from $1.3 billion in the three months ended March 31, 2017 to $2.1 billion in the comparable period in 2018. Average AUM increased due to market appreciation, net inflows and AUM acquired upon our completion of our transaction with Questrade in the fourth quarter of 2017.

Operating expenses of the International Business segment increased 24.4% from $5.3 million in the three months ended March 31, 2017 to $6.7 million in the comparable period in 2018. Included in the three months ended March 31, 2018 were acquisition-related costs of $0.9 million which represents severance and other compensation costs associated with the ETFS acquisition. In addition, fund management and administration expense increased due to higher average AUM.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2018	December 31, 2017
Balance Sheet Data (in thousands):
Cash and cash equivalents	$105,651	$54,193
Securities owned, at fair value	4,585	66,294
Securities held-to-maturity	21,264	21,299
Accounts receivable	20,732	21,309

Total: Liquid assets	152,232	163,095
Less: Total liabilities	(38,385)	(62,034)

Total: Available liquidity	$113,847	$101,061

	Three Months Ended March 31,
	2018	2017
Cash Flow Data (in thousands):
Operating cash flows	$(4,836)	$2,447
Investing cash flows	60,513	(1,241)
Financing cash flows	(4,812)	(14,553)
Foreign exchange rate effect	593	262

Decrease in cash and cash equivalents	$51,458	$(13,085)

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

Cash and cash equivalents increased $51.5 million in the three months ended March 31, 2018 due to $60.5 million from sales and maturities of debt securities available for sale and $0.6 million from other activities. These increases were partly offset by $4.8 million of net cash used in operating activities, $4.1 million used to pay dividends on our common stock and $0.7 million used to repurchase our common stock.

Cash and cash equivalents decreased $13.1 million in the three months ended March 31, 2017 due to $21.3 million used to purchase debt securities available-for-sale, $10.9 million used to pay dividends on our common stock, $3.6 million used to repurchase our common stock and $0.7 million used for other activities. These decreases were partly offset by $2.4 million of cash generated by our operating activities and $21.0 million from sales and maturities of debt securities available-for-sale.

Credit Facility

On April 11, 2018 and in connection with the ETFS acquisition, we and WisdomTree International obtained a $250.0 million Credit Facility consisting of a $200.0 million Term Loan and $50.0 million Revolver. Interest on the Term Loan accrues at a rate per annum equal to LIBOR, plus up to 2.00% (commencing at LIBOR, plus 1.75%), and interest on the Revolver accrues at a rate per annum equal to LIBOR, plus up to 1.50% (commencing at LIBOR, plus 1.25%), in each case, with the exact interest rate margin determined based on the Total Leverage Ratio (as defined below). The Revolver is also subject to a facility fee equal to a rate per annum of up to 0.50% of the actual daily amount the aggregate commitments (whether used or unused) under the Revolver, with the exact facility fee rate determined based on the Total Leverage Ratio. The Credit Facility matures on April 11, 2021 (the “Maturity Date”). The Term Loan does not amortize and the entire principal balance is due in a single payment on the Maturity Date.

The Credit Agreement governing the terms of the Credit Facility includes a financial covenant that requires that we maintain a Total Leverage Ratio, calculated as of the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2018, equal to or less than the ratio set forth opposite such fiscal quarter:

Fiscal Quarter Ending	Total Leverage Ratio
September 30, 2018	2.75:1.00
December 31, 2018	2.75:1.00
March 31, 2019	2.75:1.00
June 30, 2019	2.50:1.00
September 30, 2019	2.50:1.00
December 31, 2019	2.50:1.00
March 31, 2020	2.25:1.00
June 30, 2020	2.25:1.00
September 30, 2020 and each subsequent fiscal quarter ending on or before the Maturity Date	2.00:1.00

Total Leverage Ratio means, as of the last day of any fiscal quarter, the ratio of Consolidated Total Debt of ours and our restricted subsidiaries (as defined in the Credit Agreement) as of such date to Consolidated EBITDA of ours and our restricted subsidiaries (as defined in the Credit Agreement) for the four consecutive fiscal quarters ended on such date.

WisdomTree International’s obligations under the Term Loan and Revolver are unconditionally guaranteed by us and certain of our subsidiaries and secured by a lien on substantially all of the present and future property and assets of ours, WisdomTree International and such subsidiaries, in each case, subject to customary exceptions and exclusions. Our obligations under the Revolver are unconditionally guaranteed by certain of our wholly-owned domestic subsidiaries and secured by substantially all of the present and future property and assets of ours and such subsidiaries, in each case, subject to customary exceptions and exclusions.

The Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Credit Agreement contains customary negative covenants, including among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchasing equity interests of our, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

Capital Resources

Our principal source of financing is our operating cash flow. We believe that current cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for at least the next 12 months. In addition, we have access to the Revolver for working capital, capital expenditures and general corporate purposes. No amounts are currently outstanding under the Revolver.

Use of Capital

Our business does not require us to maintain a significant cash position. On April 11, 2018 we paid $53.0 million arising from proceeds received from maturities of securities owned, at fair value as partial consideration to complete the ETFS acquisition. In addition, we potentially may use our cash to exercise our option to acquire the remaining equity interests in AdvisorEngine (See Note 7 to our Consolidated Financial Statements). Otherwise, our cash position is available to fund the ongoing operations of our business. Also, as part of our capital management, we maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2019, including purchases to offset future equity grants made under our equity plans. As previously mentioned, under the terms of the Credit Agreement, we are subject to various covenants including compliance with the Total Leverage Ratio. A quarterly dividend payment in excess of $0.03 per share and repurchases of our common stock (excluding purchases of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations) are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined within the Credit Agreement) has occurred and is continuing at the time the cash dividend payment or stock repurchase is made.

During the three months ended March 31, 2018, we repurchased 60,508 shares of our common stock under the repurchase program for an aggregate cost of $0.7 million. Currently, $87.9 million remains under this program for future purchases.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of March 31, 2018:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$34,432	$3,114	$7,052	$8,522	$15,744
Pending acquisition – ETFS (cash consideration) (1)	253,000	253,000	—	—	—
Commitment to provide working capital – AdvisorEngine	8,000	8,000	—	—	—

Total	$295,432	$264,114	$7,052	$8,522	$15,744

(1)	The ETFS acquisition closed on April 11, 2018 which was financed partially through the $200.0 million Term Loan and $53.0 million paid from proceeds arising from maturities of securities owned, at fair value. For further information, see Liquidity and Capital Resources – Credit Facility.

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

Critical Accounting Policies

Goodwill and Intangible Assets

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur. In accordance with Accounting Standards Update, or ASU, 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which was early adopted by the Company, goodwill is impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

For impairment testing purposes, goodwill has been allocated to our U.S. Business reporting unit which is assessed annually for impairment on April 30th. In addition, goodwill arising from the ETFS acquisition (See Note 19 to our Consolidated Financial Statements) will be allocated to the European Business reporting unit, included in the International Business reportable segment and assessed annually for impairment on November 30th. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the income approach, market approach and our market capitalization when determining the fair value of our reporting units.

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all the Company’s intangible assets is November 30th, including intangible assets arising from the ETFS acquisition.

Revenue Recognition

We earn substantially all of our revenue in the form of advisory fees from our ETPs and recognize this revenue over time, as the performance obligation is satisfied. ETP advisory fees are based on a percentage of the ETPs’ average daily net assets. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which we have a right to invoice.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The guidance in ASU 2014-09, and the related amendments, became effective for us on January 1, 2018. We adopted this standard under the modified retrospective method and determined the standard did not have a material impact on our historical pattern of recognizing revenue from contracts with customers in our consolidated financial statements (See Note 11 to our Consolidated Financial Statements).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing our financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of the standard is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in the update make targeted improvements to generally accepted accounting principles. These include requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Available-for-sale classification for equity investments with readily determinable fair values will no longer be permissible. However, an entity may choose a measurement alternative to measure equity investments that do not have readily determinable fair values by recognizing these financial instruments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this standard on January 1, 2018 and have elected to apply the measurement alternative to our equity investments that do not have readily determinable fair values. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Interest Rate Risk

To maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and short-term investment grade corporate bonds which totaled $113.1 million and $93.9 million as of December 31, 2017 and March 31, 2018, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

In addition, in connection with our acquisition of ETFS, we obtained a $250.0 million Credit Facility consisting of a $200.0 million Term Loan and $50.0 million Revolver. Interest rate risk is not significant as borrowings under these facilities accrue interest at variable rates (See Note 19 to our Consolidated Financial Statements).

Exchange Rate Risk

With our operations in Europe, Japan and Canada, we operate globally and are subject to currency translation exposure on the results of our non-U.S. operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. Historically we generated the vast majority of our revenues and expenses in the U.S. dollar. However, upon completion of the ETFS acquisition our exchange rate risk has increased. While the advisory fees earned by ETFS are predominantly in U.S. dollars (and also paid in gold ounces, as described below), expenses for corporate overhead are generally incurred in British pounds. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may seek to do so in the future.

Exchange rate risk associated with the Japanese Yen and Canadian Dollar is not considered to be significant.

Commodity Price Risk

The completion of the ETFS acquisition has provided us with an industry leading position in European-listed gold and commodity products. Fluctuations in the prices of commodities that are linked to certain of these ETPs could have a material adverse effect on ETFS’s AUM and revenues. In addition, a portion of the advisory fee revenues we receive on our ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation that we assumed in connection with the ETFS acquisition (See Note 19 to our Consolidated Financial Statements). While we may readily sell the gold that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of gold and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this gold exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the risk factors and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Fluctuations in commodity prices, and gold prices in particular, including as a result of changes in demand for commodities and gold as an investment, could materially and adversely affect our business.

On April 11, 2018, we completed the ETFS acquisition, which provides us with an industry leading position in European-listed gold and commodity products. AUM of ETFS was approximately $17.6 billion as of April 10, 2018, of which approximately 63% were in ETPs backed by gold and approximately 96% were in ETPs backed by commodities. Fluctuations in the prices of commodities that are linked to these ETPs could adversely affect our AUM and revenues. Commodity investments, especially in precious metals such as gold, are viewed as safe havens for investors in periods of economic volatility. In addition, gold historically has been negatively correlated with our two largest ETFS, HEDJ and DXJ. While we may therefore experience improved stability of AUM and lower overall AUM volatility, we can provide no assurance that gold will continue to be viewed as a safe haven investment, or that the negative historical correlation between the AUM of our ETPs backed by gold and the AUM of our two largest ETFs will continue in the future. Fluctuations in commodity prices, including as a result of changes in long-term demand cycles for commodities generally and cyclicality in demand for commodities as an investment asset, could reduce demand for certain of our products and limit our ability to successfully launch new products. Any decline in commodity prices could reduce the value of our AUM and adversely affect our revenues. These fluctuations and the cyclicality of the demand for commodities could also lead to redemptions by existing investors, which could reduce our AUM and revenues.

Fluctuations in the price of gold, including as a result of cyclicality in the demand for gold as an investment asset, in particular, may adversely affect our AUM and revenues. A portion of the advisory fee revenues we receive on our ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation that we assumed in connection with the ETFS acquisition (See Note 19 to our Consolidated Financial Statements). While we may readily sell the gold that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of gold and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this gold exposure.

Our indebtedness may expose us to material risks, which may impede our ability to refinance our debt upon maturity, increase our cost of borrowing or result in our debt being called prior to maturity.

On April 11, 2018 and in connection with the ETFS acquisition, we and WisdomTree International entered into a Credit Facility consisting of a $200.0 million Term Loan and a $50.0 million Revolver. The borrowings under the Credit Facility are at a floating rate and mature on April 11, 2021. There are currently no amounts outstanding under the Revolver. Our indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, our Credit Agreement contains various covenants, that may limit our business activities, including restrictions on our ability to incur additional indebtedness, pay dividends and make stock repurchases. For example, the Credit Agreement includes a financial covenant requiring us not to exceed the Total Leverage Ratio. The failure to comply with the Total Leverage Ratio or other restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations (See Note 19 to our Consolidated Financial Statements). To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay outstanding amounts under our Credit Facility, to refinance our debt or to obtain additional financing through debt or the sale of equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.

Preferred Shares issued in connection with the ETFS acquisition contain redemption rights, which if triggered, could materially impact our financial position.

In connection with the ETFS acquisition, we issued 14,750 Preferred Shares to ETF Securities which are convertible into 14,750,000 shares of our common stock, subject to certain restrictions. One such restriction is that we will not issue any shares of common stock upon conversion of the Preferred Shares if the issuance would, together with up to 4,000,000 shares of our common stock that we may, but are not obligated to, issue prior to December 31, 2018, exceed the aggregate number of shares of common stock that we may issue without breaching our obligations under Nasdaq Listing Rule 5635(a)(1), unless we obtain stockholder approval for the issuance of common stock upon conversion of the Preferred Shares in excess of such amount (“Exchange Cap”). 6,633,293 shares of common stock issuable upon conversion of 6,633 Preferred Shares are subject to the Exchange Cap. If stockholder approval for the issuance of such shares is not obtained by December 31, 2018, ETF Securities may require us to redeem the 6,633 Preferred Shares subject to the Exchange Cap during the period ending on the earlier of (a) December 31, 2020 and (b) the date stockholder approval is obtained. Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on December 31, 2018 multiplied by 1,000. Based on the closing price of our common stock as of April 11, 2018, such redemption amount would equal approximately $59.7 million in the aggregate, which if we are required to pay, could materially impact our financial position. ETF Securities also has redemption rights for the Preferred Shares to protect against corporate events such as our having an insufficient number of shares of authorized common stock to permit full conversion and if, upon a change of control of us, ETF Securities does not receive the same amount per Preferred Share that it would have received had the Preferred Shares been converted prior to a change of control. Such redemption events, if triggered, also could materially impact our financial position.

The products issued by our European Business are subject to counterparty risks. Any actual or perceived weakness of those counterparties could negatively impact the European Business’ AUM and therefore the Company’s AUM, the relevant product and secondary pricing of the ETFS products on exchange, which could materially adversely affect our business.

The products issued by our European Business depend on the services of counterparties, custodians and other agents and are thus subject to a variety of counterparty risks, including the following:

•	ETFS products backed by physical metal are subject to risks associated with the custody of metal, including the risk that access to the physically backed metal held in the vaults or secure warehouses of a custodian or sub-custodian could be restricted by natural events, such as an earthquake, or human actions, such as a terrorist attack, the risk that such physically backed metal in its custody could be lost, stolen or damaged, and the risk that our recovery of any losses from a custodian, sub-custodian or insurer may be inadequate.

•	Boost ETPs, certain WisdomTree UCITS ETFs and certain ETFS products backed by swap, derivative or similar arrangements are subject to risks associated with the creditworthiness of their counterparties, including the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the relevant arrangement (whether or not bona fide) or because of a credit, liquidity, regulatory, tax or operational problem. Any deterioration of the credit or downgrade in the credit rating of a counterparty, or the custodian holding the collateral, could cause the associated products to trade at a discount to the value of the underlying assets.

Not all of our arrangements with counterparties of our ETFS products are collateralized. Products issued by ETFS Oil Securities Limited (“OSL”), are backed by futures swaps purchased from an affiliate of the Royal Dutch Shell Company (“Shell”). In the event of default under these purchased swaps, OSL would have only unsecured claims against Shell with no recourse to collateral.

The terms of contracts with counterparties are generally complex, often customized and often not subject to regulatory oversight. A voluntary or involuntary default by a counterparty may occur at any time without notice. In the event of any default by, or the insolvency of, any counterparty, the relevant products may be exposed to the under-segregation of assets, fraud or other factors that may result in the recovery of less than all of the property of our issuers that was held in custody or safekeeping in the case of physically backed products or the recovery of property that is insufficient in value to cover all amounts payable to holders of the applicable products upon their redemption. The impact of market stress or counterparty financial condition may not be accurately foreseen or evaluated and, as a result, we may not take sufficient action to reduce counterparty risks effectively. Any losses due to a counterparty’s failure to perform its contractual obligations will be borne by the relevant product issuer and there could be a substantial delay in recovering assets due from counterparties or it may not be possible to do so at all. Defaults by, or even rumors or questions about, the solvency of counterparties may increase operational risks or transaction costs, which may negatively affect the investment performance of the relevant products and have a material adverse effect on our business and operations.

Any products that have the benefit of collateral are subject to counterparty risk associated with the quality and the extent of the collateral received.

Products backed by swap, derivative or similar arrangements are also subject to risks associated with the quality of the collateral that our issuers receive, if any, under credit support arrangements, repurchase transactions or other similar arrangements. For example, collateral received by an issuer may not be of sufficient value to cover all amounts payable to holders of the relevant products upon their redemption for a variety of reasons, including that the enforcement of the right to the collateral may have resulted from its counterparty failing to post collateral with sufficient value to cover any exposure under corresponding swaps, that the market value of such collateral had subsequently declined or that such exposure had increased due to market conditions. In addition, collateral is generally posted with reference to the value of outstanding exposure as at the previous day’s close, therefore presenting a risk that subsequent market movements in the prices of the underlying swaps may render the previously posted collateral inadequate. Although the substantial majority of our contracts are over-collateralized, there can be no assurance that the prescribed collateral levels will be sufficient to address these risks.

We currently depend on R&H Fund Services (Jersey) Limited in respect of the ETFS Products, Link IFS Limited in respect of the Boost ETPs and State Street Fund Services (Ireland) Limited in respect of the Wisdom Tree UCITS ETFs to provide us with critical administrative services to those products. The failure of any of those providers to adequately provide such services could materially affect our operating business and harm investors in those products.

We currently depend upon R&H Fund Services (Jersey) Limited in respect of the ETFS Products, Link IFS Limited in respect of the Boost ETPs and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs, to provide fund accounting, administration and transfer agency services, as well as custody services in the case of the WisdomTree UCITS ETFs. The failure of any service provider to successfully provide these services could result in financial loss to the products, us and investors in those products. In addition, because each of the service providers provides a multitude of important services, changing these vendor relationships would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with other vendors or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to another vendor or vendors.

The WisdomTree UCITS ETFs primarily depend on either of Assenagon Asset Management S.A. or Irish Life Investment Managers Limited to provide portfolio management services and other third parties to provide many critical services to operate the WisdomTree UCITS ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm WisdomTree UCITS ETFs’ shareholders.

The WisdomTree UCITS ETFs depend on third-party vendors to provide many services that are critical to operating our business, including Assenagon Asset Management S.A. and Irish Life Investment Managers Limited as investment managers that provide us with portfolio management services and third-party providers of index calculation services. The failure of any of these key vendors to provide the WisdomTree UCITS ETFs with these services could lead to operational issues and result in financial loss to us and shareholders of WisdomTree UCITS ETFs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2018 to January 31, 2018	57,390	$12.29	57,390
February 1, 2018 to February 28, 2018	—	$—	—
March 1, 2018 to March 31, 2018	3,118	$9.17	3,118

Total	60,508	$12.13	60,508	$87,880

(1)	On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100.0 million. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019, increasing the total authorized repurchase amount to $100.3 million. During the three months ended March 31, 2018, we repurchased 60,508 shares of our common stock under this program for an aggregate cost of $0.7 million. As of March 31, 2018, $87.9 million remained under this program for future purchases. Under the terms of the Credit Agreement governing the Credit Facility, share repurchases are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the Credit Agreement) has occurred and is continuing at the time the stock repurchase is made (See Note 19 to our Consolidated Financial Statements). However, our ability to purchase shares of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations will not be restricted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETF Securities Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.1	Share Sale Agreement among the Registrant, WisdomTree International and ETF Securities Limited dated November 13, 2017 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.2	Waiver and Variation Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International and ETF Securities Limited (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.3	Credit Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International, certain subsidiaries of the Company as guarantors, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, L/C Issuer and lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

31.1 (1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act

31.3 (1)	Certification of Chief Accounting Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

Exhibit No.	Description
101 (1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May 2018.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan L. Steinberg
Jonathan L. Steinberg
Chief Executive Officer and President (Authorized Officer and Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Chief Financial Officer (Authorized Officer and Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Accounting Officer (Authorized Officer and Principal Accounting Officer)