Form 10-Q
period 2018-06-30
WisdomTree Investments, Inc.
filed 2018-08-09
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, there were 153,079,030 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2018

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,744	$54,193
Securities owned, at fair value	3,719	66,294
Securities held-to-maturity	—	1,000
Accounts receivable	27,329	21,309
Income taxes receivable	—	6,978
Prepaid expenses	6,545	3,550
Other current assets	194	1,007

Total current assets	108,531	154,331
Fixed assets, net	10,028	10,693
Note receivable, net (Note 8)	24,588	18,748
Indemnification receivable (Note 20)	28,339	—
Securities held-to-maturity	20,229	20,299
Deferred tax assets, net	2,024	1,050
Investments, carried at cost (Note 9)	35,187	35,187
Goodwill (Note 22)	85,856	1,799
Intangible assets (Note 22)	613,227	12,085
Other noncurrent assets	2,428	793

Total assets	$930,437	$254,985

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$22,002	$20,099
Compensation and benefits payable	13,664	28,053
Deferred consideration – gold payments (Note 11)	11,378	—
Income taxes payable	1,252	—
Securities sold, but not yet purchased, at fair value	2,026	950
Payable to ETFS Capital Limited (Note 3)	7,033	—
Accounts payable and other liabilities	9,366	8,246

Total current liabilities	66,721	57,348
Long-term debt (Note 12)	193,407	—
Deferred consideration – gold payments (Note 11)	151,470	—
Deferred rent payable	4,608	4,686
Other noncurrent liabilities (Note 20)	28,339	—

Total liabilities	444,545	62,034

Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding (Note 13)	132,569	—

Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 153,142 and 136,996 at June 30, 2018 and December 31, 2017, respectively	1,531	1,370
Additional paid-in capital	359,066	216,006
Accumulated other comprehensive income	461	291
Accumulated deficit	(7,735)	(24,716)

Total stockholders’ equity	353,323	192,951

Total liabilities and stockholders’ equity	$930,437	$254,985

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues:
Advisory fees	$73,778	$55,856	$132,234	$108,884
Other income	997	386	1,445	725

Total revenues	74,775	56,242	133,679	109,609

Operating Expenses:
Compensation and benefits	19,301	18,421	38,133	36,295
Fund management and administration	14,621	10,112	25,533	19,712
Marketing and advertising	3,778	3,825	6,973	7,362
Sales and business development	4,503	3,389	8,316	6,351
Contractual gold payments (Note 11)	2,715	—	2,715	—
Professional and consulting fees	1,560	1,221	3,196	2,779
Occupancy, communications and equipment	1,574	1,371	2,937	2,724
Depreciation and amortization	337	352	692	689
Third-party distribution fees	1,666	670	3,391	1,602
Acquisition-related costs (Note 3)	7,928	—	9,990	—
Other	2,261	1,842	4,051	3,466

Total expenses	60,244	41,203	105,927	80,980

Operating income	14,531	15,039	27,752	28,629
Other Income/(Expenses):
Interest expense	(2,356)	—	(2,356)	—
Gain on revaluation of deferred consideration – gold payments (Note 11)	9,898	—	9,898	—
Interest income	612	641	1,574	1,225
Settlement gain	—	6,909	—	6,909
Other gains and losses, net	(501)	(364)	(762)	284

Income before taxes	22,184	22,225	36,106	37,047
Income tax expense	5,460	10,120	9,958	18,062

Net income	$16,724	$12,105	$26,148	$18,985

Net income per share—basic	$0.10	$0.09	$0.17	$0.14

Net income per share—diluted	$0.10	$0.09	$0.17	$0.14

Weighted-average common shares—basic	149,056	134,557	142,230	134,472

Weighted-average common shares—diluted	163,346	135,574	149,979	135,613

Cash dividends declared per common share	$0.03	$0.08	$0.06	$0.16

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$16,724	$12,105	$26,148	$18,985
Other comprehensive (loss)/income
Change in unrealized gains/(losses) on available-for-sale debt securities, net of tax	17	(31)	477	(134)
Foreign currency translation adjustment	(719)	194	(307)	439

Other comprehensive (loss)/income	(702)	163	170	305

Comprehensive income	$16,022	$12,268	$26,318	$19,290

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$26,148	$18,985
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory fees paid in gold and other precious metals	(11,033)	—
Contractual gold payments	2,715	—
Gain on revaluation of deferred consideration – gold payments	(9,898)	—
Stock-based compensation	6,838	6,951
Deferred income taxes	(1,055)	5,890
Paid-in-kind interest income (Note 8)	(840)	—
Settlement gain	—	(6,909)
Amortization of credit facility issuance costs	637	—
Depreciation and amortization	692	689
Other	834	301
Changes in operating assets and liabilities, net of the effects of the ETFS Acquisition:
Securities owned, at fair value	(2,028)	1,148
Accounts receivable	2,871	(1,671)
Income taxes receivable/payable	8,109	2,217
Prepaid expenses	(1,669)	(1,405)
Gold and other precious metals	8,930	—
Other assets	975	143
Acquisition payable	—	(3,542)
Fund management and administration payable	(380)	(729)
Compensation and benefits payable	(21,170)	(3,958)
Securities sold, but not yet purchased, at fair value	1,077	(1,222)
Payable to ETFS Capital Limited	222	—
Accounts payable and other liabilities	(2,961)	395

Net cash provided by operating activities	9,014	17,283

Cash flows from investing activities:
Purchase of fixed assets	(34)	(220)
Purchase of securities held-to-maturity	—	(759)
Purchase of debt securities available-for-sale	—	(38,680)
Purchase of investments	—	(5,000)
Funding of AdvisorEngine note receivable (Note 8)	(5,000)	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	1,063	2,102
Proceeds from sales and maturities of debt securities available-for-sale	64,498	46,065
Cash paid – ETFS Acquisition, net of cash acquired (Note 3)	(233,172)	—

Net cash (used in)/provided by investing activities	(172,645)	3,508

Cash flows from financing activities:
Dividends paid	(9,167)	(21,872)
Shares repurchased	(1,006)	(3,693)
Credit facility issuance costs	(8,690)	—
Preferred stock issuance costs	(181)	—
Proceeds from the issuance of long-term debt (Note 12)	200,000	—
Proceeds from exercise of stock options	139	42

Net cash provided by/(used in) financing activities	181,095	(25,523)

(Decrease)/increase in cash flow due to changes in foreign exchange rate	(913)	624

Net increase/(decrease) in cash and cash equivalents	16,551	(4,108)
Cash and cash equivalents—beginning of period	54,193	92,722

Cash and cash equivalents—end of period	$70,744	$88,614

Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,841	$9,708

Cash paid for interest	$1,241	$—

Refer to Note 3 for information regarding the non-cash effects of the ETFS Acquisition, including non-cash consideration paid.

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, fixed income, currencies, commodities and alternative strategies. The Company has the following wholly-owned operating subsidiaries:

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

•

ETFS Management Company (Jersey) Limited (“ManJer”) is a Jersey based management company providing investment and other management services to nine issuers (the “ETFS Issuers”) and the ETPs issued and listed by the ETFS Issuers covering commodity, currency and short-and-leveraged strategies.

•

Boost Management Limited (“BML”) is a Jersey based management company providing investment and other management services to Boost Issuer PLC (“BI”) and Boost ETPs. The Boost ETPs are issued by BI. BI, a non-consolidated third party, is a public limited company domiciled in Ireland.

•

WisdomTree Management Limited (“WML”) is an Ireland based management company providing investment and other management services to WisdomTree Issuer plc (“WTI”) and WisdomTree UCITS ETFs. The WisdomTree UCITS ETFs are issued by WTI. WTI, a non-consolidated third party, is a public limited company domiciled in Ireland.

•	WisdomTree UK Limited is a U.K. based company registered with the Financial Conduct Authority currently providing management and other services to ManJer, BML and WML.

•	WisdomTree Europe Limited is a U.K. based company registered with the Financial Conduct Authority currently providing management and other services to ManJer, BML and WML.

•

WisdomTree Japan Inc. (“WTJ”) is a Japan based company registered with Japan’s Ministry of Finance that serves the institutional market selling U.S. listed WisdomTree ETFs in Japan. In July 2018, the Company determined to restructure its distribution strategy in Japan. As a result, the Company will close WTJ and anticipates expanding its existing relationship with a third party to manage distribution of WisdomTree ETFs in Japan.

•

WisdomTree Commodity Services, LLC (“WTCS”) is a New York based company that serves as the managing owner and commodity pool operator of the WisdomTree Continuous Commodity Index Fund. WTCS is registered with the Commodity Futures Trading Commission and is a member of the National Futures Association.

•

WisdomTree Asset Management Canada, Inc. (“WTAMC”) is a Canada based investment fund manager registered with the Ontario Securities Commission providing fund management services to locally-listed WisdomTree Canadian ETFs.

Acquisition of ETFS

On April 11, 2018, the Company acquired the European exchange-traded commodity, currency and short-and-leveraged business (“ETFS”) of ETFS Capital Limited (“ETFS Capital”, formerly known as ETF Securities Limited). This acquisition is referred to throughout the consolidated financial statements as the ETFS Acquisition. See Note 3 for additional information.

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

The financial results of ETFS are included in our consolidated financial statements since the acquisition date, April 11, 2018 (See Note 3).

Certain accounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s consolidated financial statement presentation. The following table summarizes these reclassifications for the three and six months ended June 30, 2017, which had no effect on previously reported net income.

Operating Revenues:	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Advisory fees (previously reported)	$56,114	$109,376
Other ETP fees reclassified to Other income	(258)	(492)

Advisory fees (currently reported)	$55,856	$108,884

Settlement gain (previously reported)	$6,909	$6,909
Reclassify to Other Income/(Expenses)	(6,909)	(6,909)

Settlement gain (currently reported)	$—	$—

Other income (previously reported)	$405	$1,742
Other ETP fees reclassified from Advisory fees	258	492
Interest income reclassified to Other Income/(Expenses)	(641)	(1,225)
Realized and unrealized losses reclassified to Other gains and losses, net	364	519
Miscellaneous other income reclassified to Other gains and losses, net	—	(803)

Other income (currently reported)	$386	$725

Total revenues (currently reported)	$56,242	$109,609

Other Income/(Expenses):
Interest income reclassified from operating revenues	$641	$1,225

Settlement gain reclassified from operating revenues	$6,909	$6,909

Other gains and losses, net (previously reported)	$—	$—
Realized and unrealized losses reclassified from operating revenues	(364)	(519)
Miscellaneous other income reclassified from operating revenues	—	803

Other gains and losses, net (currently reported)	$(364)	$284

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

Segment and Geographic Information

The Company operates as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in the Company’s U.S. Business and International Business reportable segments. The International Business reportable segment includes the results of the Company’s European operations and Canadian operations.

The financial results of ETFS are included in the International Business reportable segment as of the acquisition date.

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

Contractual Gold Payments

Contractual gold payments are measured monthly based upon the average daily spot price of gold (See Note 11).

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

Third-Party Distribution Fees

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

Securities Owned and Securities Sold, but not yet Purchased (at fair value)

Securities owned and securities sold, but not yet purchased are securities classified as either trading or available-for-sale. These securities are recorded on their trade date and are measured at fair value. All equity securities are classified by the Company as trading. Debt securities are classified based primarily on the Company’s intent to hold or sell the security. Changes in the fair value of securities classified as trading are reported in other income in the period the change occurs. Unrealized gains and losses of securities classified as available-for-sale are included in other comprehensive income. Once sold, amounts reclassified out of accumulated other comprehensive income and into earnings are determined using the specific identification method. Available-for-sale securities are assessed for impairment on a quarterly basis.

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

For impairment testing purposes, goodwill has been allocated to the Company’s U.S. Business reporting unit which is assessed annually for impairment on April 30th (See Note 22). In addition, goodwill arising from the ETFS Acquisition (See Note 3) has been allocated to the European Business reporting unit, included within the International Business reportable segment and assessed annually for impairment on November 30th. When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and the income approach, market approach and its market capitalization when determining the fair value of its reporting units.

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

The Company may rely on a qualitative assessment when performing its intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all of the Company’s intangible assets is November 30th, including intangible assets arising from the ETFS Acquisition (See Note 3).

Deferred Consideration

Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices and a selected discount rate (See Note 5). Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration on the Company’s Consolidated Statements of Operations.

Long-Term Debt

Long-term debt is carried at amortized cost, net of debt issuance costs. Interest expense is recognized using the effective interest method and includes amortization of debt issuance costs over the life of the debt.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The preferred stock issued in connection with the ETFS Acquisition (see Note 13) and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive) under the treasury stock method. Diluted EPS reflects the reduction in earnings per share assuming dilutive options or other dilutive contracts to issue common stock were exercised or converted into common stock. Diluted EPS is calculated under the treasury stock and if-converted method and the two-class method. The calculation that results in the most dilutive EPS amount for the common stock is reported in the Company’s consolidated financial statements.

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

Tax positions are evaluated utilizing a two-step process. The Company first determines whether any of its tax positions are more-likely-than-not to be sustained upon examination, based solely on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company records interest expense and penalties related to tax expenses as income tax expense.

Non-income based taxes are recorded as part of other liabilities and other expenses.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), a comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The guidance in ASU 2014-09, and the related amendments, became effective for the Company on January 1, 2018. The Company adopted this standard under the modified retrospective method and has determined the standard did not have a material impact on the Company’s historical pattern of recognizing revenue from its contracts with customers (See Note 16).

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and expects, at a minimum, that its implementation will result in a gross-up on the consolidated balance sheets upon recognition of right-of-use assets and lease liabilities associated with the future minimum payments required under operating leases as disclosed in Note 14.

3. Business Combination

Summary

On November 13, 2017, the Company entered into a Share Sale Agreement as amended by the Waiver and Variation Agreement, dated April 11, 2018 (collectively referred to as the “Share Sale Agreement”) with ETFS Capital and WisdomTree International Holdings Ltd, an indirect wholly owned subsidiary of the Company (“WisdomTree International”), pursuant to which the Company agreed to acquire ETFS. On April 11, 2018, the Company completed the acquisition by purchasing the entire issued share capital of a subsidiary of ETFS Capital into which ETFS Capital transferred ETFS prior to completion of the ETFS Acquisition.

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

On April 11, 2018 and in connection with the ETFS Acquisition, the Company and WisdomTree International entered into a credit agreement (the “Credit Agreement”), by and among the Company, WisdomTree International, certain subsidiaries of the Company as guarantors, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, L/C Issuer and lender. Under the Credit Agreement, the lenders extended a $200,000 term loan (the “Term Loan”) to WisdomTree International, the net cash proceeds of which were used by WisdomTree International, together with other cash on hand, to complete the acquisition and pay certain related fees, costs and expenses, and made a $50,000 revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Facility”) available to the Company and WisdomTree International for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes (See Note 12).

On April 11, 2018 and in connection with the acquisition, the Company and ETFS Capital also entered into an Investor Rights Agreement, pursuant to which, among other things, ETFS Capital is subject to lock-up, standstill and voting restrictions. ETFS Capital also received certain registration rights with respect to the Common Shares and the shares of common stock issuable upon conversion of the Preferred Shares it received in the transaction.

Preliminary Purchase Price Allocation

The ETFS Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid by the Company to the identifiable assets and liabilities of ETFS based on the estimated fair values as of the closing date of the acquisition. A preliminary allocation of the consideration transferred is presented below based on information currently available and includes the Company’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

Purchase price
Preferred Shares issued	14,750
Conversion ratio	1,000

Common stock equivalents	14,750,000
Common Shares issued	15,250,000

Total shares issued	30,000,000
WisdomTree stock price(1)	$9.00

Equity portion of purchase price	$270,000
Cash portion of purchase price
Term Loan (See Note 12)	200,000
Cash on hand	53,000

Purchase price	523,000
Deferred consideration (See Note 11)	172,746

Total	$695,746
Preliminary allocation of consideration
Cash and cash equivalents	19,828
Receivables and other current assets	14,069
Intangible assets(2)	601,247
Other current liabilities	(23,455)

Fair value of net assets acquired	611,689

Preliminary goodwill resulting from the ETFS Acquisition (3)	$84,057

(1)	The closing price of the Company’s common stock on April 10, 2018, the last trading day prior to the closing date of the acquisition.

(2)

Represents purchase price allocated to customary advisory agreements. The fair value of the intangible assets was determined using an income approach (discounted cash flow analysis) which relied upon significant unobservable inputs including a revenue growth multiple of 3% to 4% and a weighted average cost of capital of 11.6%. These intangible assets were determined to have an indefinite useful life and are not deductible for tax purposes. A deferred tax liability associated with these intangible assets was not recognized as the intangibles arose in Jersey, where the Company will be subject to a zero percent tax rate.

(3)

Preliminary goodwill arising from the ETFS Acquisition represents the value of expected synergies created from combining the operations of ETFS and the Company. The goodwill is not deductible for tax purposes as the transaction was structured as a stock acquisition occurring in the United Kingdom.

The Company has until August 31, 2018 to satisfy itself with the opening balance sheet delivered by ETFS Capital. Pursuant to Clause 4.2 of the Share Sale Agreement, if the Completion Working Capital Amount (as defined) is greater than the Target Working Capital Amount (as defined), then the Company will owe ETFS Capital the excess amount. At June 30, 2018, this excess is $7,033 which is recorded as a payable to ETFS Capital on the Company’s consolidated balance sheet. Any changes to the opening balance sheet may result in an adjustment to the amount owed to ETFS Capital, or alternatively, goodwill. All other elements of the purchase price allocation are finalized.

Acquisition-Related Costs

During the three and six months ended June 30, 2018, the Company incurred acquisition-related costs associated with the ETFS Acquisition of $7,928 and $9,990, respectively, which included professional advisor fees, severance and other compensation costs, a write-off of the Company’s office lease and other integration costs.

Operating Results of ETFS

The Company’s Consolidated Statements of Operations include the following operating results of ETFS since the acquisition date of April 11, 2018 through June 30, 2018:

Revenues: $22,934

Income before taxes: $18,102 (including a gain on revaluation of deferred consideration of $9,898)

Supplemental Unaudited Pro Forma Financial Information

The following table presents unaudited pro forma financial information of the Company as if the ETFS Acquisition had been consummated on January 1, 2017. The information was derived from the historical financial results of the Company and ETFS for all periods presented and was adjusted to give effect to pro forma events that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results following the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$78,025	$76,718	$157,796	$149,410
Net income	$23,274	$15,554	$34,517	$17,451

Included within the proforma financial information above is a gain/(loss) on revaluation of deferred consideration of $8,326 and $319 for the three months ended June 30, 2018 and 2017, respectively, and $5,771 and ($8,039) for the six months ended June 30, 2018 and 2017, respectively. Significant adjustments to the unaudited pro forma financial information above include the recognition of interest expense associated with the Credit Facility for the periods presented, eliminating acquisition-related costs directly attributable to the acquisition and adjusting consolidated income tax expense based upon the Company’s anticipated normalized consolidated effective tax rate.

The unaudited pro forma financial information above is not necessarily indicative of what the combined results of the Company would have been had the acquisition been completed as of January 1, 2017 and does not purport to project the future results of the combined company. In addition, the unaudited pro forma financial information does not reflect any future planned cost savings initiatives following the completion of the acquisition.

4. Cash and Cash Equivalents

Cash and cash equivalents of approximately $31,805 and $24,103 at June 30, 2018 and December 31, 2017, respectively, were held at one financial institution. At June 30, 2018 and December 31, 2017, cash equivalents were approximately $4,701 and $26,548, respectively.

5. Fair Value Measurements

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and six months ended June 2018 and 2017 there were no transfers between Levels 1, 2 and 3.

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash and cash equivalents	$70,744	$70,744	$—	$—
Securities owned, at fair value	3,719	3,719	—	—

Total	$74,463	$74,463	—	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. – Option(1)	$3,278	$—	$—	$3,278
Thesys Group, Inc. – Series Y preferred stock(2)	6,909	—	—	6,909

Total	$10,187	$—	$—	$10,187

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$162,848	$—	$—	$162,848
Securities sold, but not yet purchased	2,026	2,026	—	—

Total	$164,874	$2,026	$—	$162,848

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash and cash equivalents	$54,193	$54,193	$—	$—
Securities owned, at fair value	66,294	1,691	64,603	—

Total	$120,487	$55,884	$64,603	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. – Option(1)	$3,278	—	—	$3,278
Thesys Group, Inc. – Series Y preferred stock(2)	6,909	—	—	6,909

Total	$10,187	$—	$—	$10,187

Liabilities:
Recurring fair value measurements:
Securities sold, but not yet purchased	$950	$950	$—	$—

Total	$950	$950	$—	$—

(1)	Fair value determined on December 29, 2017 (See Note 9)
(2)	Fair value determined on June 20, 2017 (See Note 9)

Recurring Fair Value Measurements—Methodology

Cash and Cash Equivalents (Note 4) – These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities less than 90 days. These investments are valued at par, which approximates fair value, and are considered Level 1.

Securities Owned/Sold but Not Yet Purchased (Note 6) – Securities owned and sold, but not yet purchased include investments in ETFs and short-term investment grade corporate bonds. ETFs are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Investments in short-term investment grade corporate bonds are classified as Level 2 as fair value is generally derived from observable bids for these financial instruments.

Deferred Consideration – Deferred consideration represents the present value of an obligation to pay gold into perpetuity and is measured using forward-looking gold prices ranging from $1,256 per ounce to $2,839 per ounce which are extrapolated from the last observable price (beyond 2024), discounted at a rate of 10%. This obligation is classified as Level 3 as the discount rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in gold prices would result in an increase in deferred consideration, whereas, an increase in the discount rate would reduce the fair value. See Note 11 for additional information.

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Deferred consideration (See Note 11)
Beginning balance(1)	$172,746	$—	$172,746	$—
Net realized losses/(gains)(2)	2,715	—	2,715	—
Net unrealized losses/(gains)(3)	(9,898)	—	(9,898)	—
Settlements	(2,715)	—	(2,715)	—

Ending balance	$162,848	$—	$162,848	$—

(1)	Arose in connection with the completion of the ETFS Acquisition on April 11, 2018 (See Note 3).
(2)	Recorded as contractual gold payments on the Company’s Consolidated Statements of Operations.
(3)	Recorded as gain on revaluation of deferred consideration on the Company’s Consolidated Statements of Operations.

6. Securities Owned/Sold but Not Yet Purchased

These securities consist of securities classified as trading and available-for-sale, as follows:

	June 30, 2018	December 31, 2017
Securities Owned
Trading securities	$3,719	$1,691
Available-for-sale debt securities	—	64,603

Total	$3,719	$66,294

Securities Sold, but not yet Purchased
Trading securities	$2,026	$950
Available-for-sale debt securities	—	—

Total	$2,026	$950

Available-for-Sale Debt Securities

The following table summarizes unrealized gains, losses and fair value of the available-for-sale debt securities:

	June 30, 2018	December 31, 2017
Cost	$—	$65,237
Gross unrealized gains in other comprehensive income	—	—
Gross unrealized losses in other comprehensive income	—	(634)

Fair value	$—	$64,603

During the three and six months ended June 30, 2018, the Company received $4,000 and $64,498, respectively, of proceeds from the sale and maturity of available-for-sale securities and recognized gross realized losses of $23 and $739, respectively.

During the three and six months ended June 30, 2017, the Company received $25,065 and $46,065, respectively, of proceeds from the sale and maturity of available-for-sale securities and recognized gross realized losses of $236 and $412, respectively.

Realized losses have been reclassified out of accumulated other comprehensive income and into the Consolidated Statements of Operations.

7. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	June 30, 2018	December 31, 2017
Federal agency debt instruments (amortized cost)	$20,229	$21,299

The following table summarizes unrealized gains, losses, and fair value of securities held-to-maturity:

	June 30, 2018	December 31, 2017
Cost/amortized cost	$20,229	$21,299
Gross unrealized gains	5	9
Gross unrealized losses	(1,950)	(1,257)

Fair value	$18,284	$20,051

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired at June 30, 2018 or December 31, 2017. The Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	June 30, 2018	December 31, 2017
Due within one year	$—	$1,000
Due one year through five years	6	11
Due five years through ten years	6,025	6,027
Due over ten years	14,198	14,261

Total	$20,229	$21,299

8. Note Receivable

On December 29, 2017, the Company committed to provide up to $30,000 in additional working capital to AdvisorEngine Inc. (“AdvisorEngine”) pursuant to an unsecured promissory note (of which $27,000 is currently funded) (See Note 9). The majority of the funds were used by AdvisorEngine to acquire CRM Software, Inc., known as Junxure, a comprehensive client relationship management software and technology provider for financial advisors.

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

In connection with providing funding to AdvisorEngine for the acquisition of Junxure, the Company secured an option to purchase the remaining equity interests in AdvisorEngine. The option was ascribed a fair value of $3,278 (See Note 9) which gave rise to original issue discount reducing the carrying value of the note.

The following is a summary of the outstanding note receivable balance:

	June 30, 2018	December 31, 2017
Note receivable (face value)	$27,000	$22,000
Less: Original issue discount (“OID”), unamortized	(2,970)	(3,252)
Plus: PIK interest	558	—

Total note receivable, net	$24,588	$18,748

Commitment remaining	$3,000	$8,000

During the three and six months ended June 30, 2018, the Company recognized interest income of $421 and $840, respectively, which included OID amortization and accrued PIK interest. The Company determined that an allowance for credit loss was not necessary at June 30, 2018 and December 31, 2017 as the note receivable was recently issued and no adverse events or circumstances have occurred which may indicate that its carrying amount may not be recoverable. The carrying value of the note receivable at June 30, 2018 and December 31, 2017 approximates fair value as the implied discount rate of the note is similar to observable high yield credit spreads.

The Company’s remaining commitment to provide working capital to AdvisorEngine is $3,000 at June 30, 2018 pursuant to the terms of the note. The additional funding is scheduled to be provided on September 30, 2018 if no event of default (as defined) has occurred and is continuing.

9. Investments, Carried at Cost

The following table sets forth the Company’s investments, carried at cost:

	June 30, 2018	December 31, 2017
AdvisorEngine – Preferred stock	$25,000	$25,000
AdvisorEngine – Option	3,278	3,278
Thesys Group, Inc. (“Thesys”).	6,909	6,909

Total	$35,187	$35,187

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

The Company’s aggregate equity ownership interest in AdvisorEngine is approximately 47% (or 41% on a fully-diluted basis). The investment is accounted for under the cost method of accounting as it is not considered to be in-substance common stock. No impairment existed at June 30, 2018 or December 31, 2017 and there were no observable price changes during the three and six months ended June 30, 2018.

Option

On December 29, 2017, the Company secured an option to purchase the remaining equity interests in AdvisorEngine, in connection with its commitment to provide up to $30,000 of additional working capital (See Note 8). The option is for a period of approximately one year and is exercisable at a price derived from an agreed-upon enterprise valuation of AdvisorEngine. If exercised, closing of the acquisition would occur no later than January 15, 2019. The fair value of the option was determined to be $3,278 on December 29, 2017, using a Monte Carlo simulation which was predominantly based on unobservable inputs and is therefore classified as Level 3. The enterprise value was derived from unobservable inputs including a weighted average cost of capital (“WACC”) of 27% and an option volatility of 40%. An increase in the WACC would reduce AdvisorEngine’s enterprise value which would reduce the fair value of the option, whereas an increase in the option volatility would increase the fair value of the option.

The option is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash. Therefore, the option is accounted for under the cost method of accounting and is assessed for impairment on a quarterly basis. No impairment existed at June 30, 2018 or December 31, 2017.

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

The Company recorded the Series Y Preferred at its fair value of $6,909 during the second quarter of 2017. The Series Y Preferred is not considered to be in-substance common stock and is therefore accounted for under the cost method of accounting. No impairment existed at June 30, 2018 or December 31, 2017 and there were no observable price changes during the three and six months ended June 30, 2018. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.

10. Fixed Assets, net

The following table summarizes fixed assets:

	June 30, 2018	December 31, 2017
Equipment	$2,031	$1,879
Furniture and fixtures	2,391	2,449
Leasehold improvements	10,882	11,037
Less: accumulated depreciation and amortization	(5,276)	(4,672)

Total	$10,028	$10,693

11. Deferred Consideration

ETFS Capital first acquired Gold Bullion Securities Ltd. (“GBS Issuer”), one of the issuers that the Company acquired as part of the ETFS Acquisition, paying no upfront consideration. Instead, the consideration was deferred and contracted to be paid by ETFS Capital in fixed payments of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (the “Contractual Gold Payments”).

ETFS Capital’s deferred consideration obligation did not terminate upon the Company’s acquisition of ETFS. Instead, a wholly-owned subsidiary of the Company assumed the obligation by entering into a Gold Royalty Agreement with ETFS Capital, which provides for the same Contractual Gold Payments payable to ETFS Capital in order for ETFS Capital to continue to satisfy its deferred consideration obligation. The Contractual Gold Payments are paid from advisory fee income generated by the physically backed gold exchange-traded products issued by GBS Issuer and any other Company sponsored financial product backed by physical gold (the “Gold ETCs”). The Contractual Gold Payments are subject to adjustment and reduction for declines in advisory fee income generated by the Gold ETCs, with any reduction remaining due and payable until paid in full. ETFS Capital’s recourse is limited to such advisory fee income and it has no recourse back to the Company for any unpaid amounts that exceed advisory fees earned. ETFS Capital ultimately has the right to claw back GBS Issuer if the Company fails to remit any amounts due.

The Company determined the present value of the deferred consideration of $172,746 and $162,848 at April 11, 2018 (date of acquisition) and June 30, 2018, respectively, using forward-looking gold prices which were extrapolated from the last observable price (beyond 2024), discounted at a rate of 10.0%. Current and long-term amounts payable at June 30, 2018 were $11,378 and $151,470, respectively.

During the three months ended June 30, 2018, the Company recognized Contractual Gold Payments expense of $2,715 arising from the fixed payments of physical gold bullion of 2,085 ounces (or 9,500 ounces per annum) and the unwinding of the discount (representing the increase in the carrying amount of the deferred consideration for the passage of time), as well as a gain on the revaluation of deferred consideration of $9,898 due to changes in gold prices.

See Note 5 for a reconciliation of changes in the deferred consideration balance for the three months ended June 30, 2018.

12. Long-Term Debt

On April 11, 2018 and in connection with the ETFS Acquisition, the Company and WisdomTree International entered into a Credit Agreement, by and among the Company, WisdomTree International, certain subsidiaries of the Company as guarantors, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, L/C Issuer and lender. Under the Credit Agreement, the lenders extended a $200,000 Term Loan to WisdomTree International, the net cash proceeds of which were used by WisdomTree International, together with other cash on hand, to complete the ETFS Acquisition and pay certain fees, costs and expenses, and made a $50,000 Revolver available to the Company and WisdomTree International for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes. Interest on the Term Loan accrues at a rate per annum equal to LIBOR, plus up to 2.00% (commencing at LIBOR, plus 1.75%), and interest on the Revolver accrues at a rate per annum equal to LIBOR, plus up to 1.50% (commencing at LIBOR, plus 1.25%), in each case, with the exact interest rate margin determined based on the Total Leverage Ratio (as defined below). The Revolver is also subject to a facility fee equal to a rate per annum of up to 0.50% of the actual daily amount of the aggregate commitments (whether used or unused) under the Revolver, with the exact facility fee rate determined based on the Total Leverage Ratio. The Credit Facility matures on April 11, 2021 (the “Maturity Date”). The Term Loan does not amortize and the entire principal balance is due in a single payment on the Maturity Date.

The following table provides a summary of the Company’s outstanding borrowings under the Credit Facility:

	June 30, 2018
	Term Loan	Revolver
Amount borrowed	$200,000	$—
Unamortized issuance costs	(6,593)	1,460

Carrying amount	$193,407	$1,460

Effective interest rate(1)	4.92%	n/a

(1)	Includes amortization of issuance costs.

During the three months ended June 30, 2018, the Company recognized $2,356 of interest expense on the Credit Facility. Unamortized issuance costs of $1,460 related to the Revolver are included within other noncurrent assets on the Consolidated Balance Sheet.

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

13. Preferred Shares

On April 10, 2018, the Company filed a Certificate of Designations of Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Preferred Shares. The Preferred Shares are intended to provide ETFS Capital with economic rights equivalent to the Company’s common stock on an as-converted basis. The Preferred Shares have no voting rights, are not transferable and have the same priority with regard to dividends, distributions and payments as the common stock.

As described in the Certificate of Designations, the Company will not issue, and ETFS Capital does not have the right to require the Company to issue, any shares of common stock upon conversion of the Preferred Shares, if, as a result of such conversion, ETFS Capital (together with certain attribution parties) would beneficially own more than 9.99% of the Company’s outstanding common stock immediately after giving effect to such conversion.

In connection with the completion of the ETFS Acquisition, the Company issued 14,750 Preferred Shares, which are convertible into an aggregate of 14,750,000 shares of common stock. The fair value of this consideration was $132,750, based on the closing price of the Company’s common stock on April 10, 2018 of $9.00 per share, the last trading day prior to the closing of the acquisition.

The following is a summary of the Preferred Share balance:

June 30, 2018
Issuance of Preferred Shares	$132,750
Less: Issuance costs	(181)

Preferred Shares – carrying value	$132,569

Temporary equity classification is required for redeemable instruments for which redemption triggers are outside of the issuer’s control. ETFS Capital has the right to redeem all the Preferred Shares specified to be converted during the period of time specified in the Certificate of Designations in the event that: (a) the number of shares of the Company’s common stock authorized by its certificate of incorporation is insufficient to permit the Company to convert all of the Preferred Shares requested by ETFS Capital to be converted; or (b) ETFS Capital does not, upon completion of a change of control of the Company, receive the same amount per Preferred Share as it would have received had each outstanding Preferred Share been converted into common stock immediately prior to the change of control. However, the Company will not be obligated to make any such redemption payments to the extent such payments would be a breach of any covenant or obligation the Company owes to any of its secured creditors or is otherwise prohibited by applicable law.

Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right.

The carrying amount of the Preferred Shares were not adjusted during the three months ended June 30, 2018 as it was not probable that they would become redeemable.

14. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended June 30, 2018 and 2017 were approximately $1,289 and $1,030, respectively, and for the six months ended June 30, 2018 and 2017 were $2,316 and $2,150, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at June 30, 2018 were approximately as follows:

Remainder of 2018	$2,432
2019	4,332
2020	3,915
2021	3,088
2022 and thereafter	21,300

Total	$35,067

AdvisorEngine

At June 30, 2018, the Company had a commitment to provide $3,000 of additional working capital to AdvisorEngine which is scheduled to be provided on September 30, 2018 if no event of default (as defined) has occurred and is continuing (See Note 8).

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

15. Variable Interest Entity

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

The following table presents information about the Company’s variable interests in AdvisorEngine (a non-consolidated VIE):

	June 30, 2018	December 31, 2017
Carrying Amount—Assets
Preferred stock	$25,000	$25,000
Note receivable—unsecured	24,588	18,748
Option	3,278	3,278

Total carrying amount—Assets	$52,866	$47,026

Maximum exposure to loss	$55,866	$55,026

The Company has a remaining commitment to provide working capital to AdvisorEngine of $3,000 at June 30, 2018 pursuant to the terms of the unsecured promissory note (See Note 8). The additional funding is scheduled to be provided on September 30, 2018 if no event of default (as defined) has occurred or is continuing.

16. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues from contracts with customers:
Advisory fees	$73,778	$132,234
Other	997	1,445

Total operating revenues	$74,775	$133,679

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

Substantially all the Company’s revenues from contracts with customers are derived primarily from investment advisory agreements with related parties (See Note 17). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

There are no contract assets or liabilities that arise in connection with the recognition of advisory fee revenue. In addition, there are no costs incurred to obtain or fulfill the contracts with customers, all of which are investment advisory agreements with related parties.

See Note 17 for further information including disaggregation of advisory fee revenue and amounts due from customers, all of which are derived from related parties. Advisory fee revenues are also reported by segment as disclosed in Note 23.

17. Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. and Canadian WisdomTree ETFs and WisdomTree UCITS ETFs. The Board of Trustees and Board of Directors (including certain officers of the Company) of the related parties are primarily responsible for overseeing the management and affairs of the entities for the benefit of their stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses, which is included in fund management and administration on the Company’s Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETF average daily net assets. The advisory agreements may be terminated by the related parties upon notice.

The following table summarizes accounts receivable from related parties which are included as a component of Accounts receivable on the Company’s Consolidated Balance Sheets:

	June 30, 2018	December 31, 2017
Receivable from WTT	$17,035	$19,433
Receivable from ETFS Issuers	8,369	—
Receivable from BI and WTI	957	979
Receivable from WTCS	110	97
Receivable from WTAMC	137	87

Total	$26,608	$20,596

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Advisory services provided to WTT	$52,591	$53,311	$107,792	$103,767
Advisory services provided to ETFS Issuers	17,720	—	17,720	—
Advisory services provided to BI and WTI	2,724	2,125	5,351	4,046
Advisory services provided to WTCS	340	330	656	900
Advisory services provided to WTAMC	403	90	715	171

Total	$73,778	$55,856	$132,234	$108,884

The Company also has investments in certain WisdomTree ETFs of approximately $2,588 and $1,691 at June 30, 2018 and December 31, 2017, respectively. Losses for the three and six months ended June 30, 2018 and 2017 were less than $100.

18. Stock-Based Awards

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

Stock-based compensation for the three months ended June 30, 2018 and 2017 was $3,529 and $3,530, respectively, and for the six months ended June 30, 2018 and 2017 was $6,838 and $6,951, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2018
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors restricted stock awards	$19,646	1.85

A summary of stock options, restricted stock and restricted stock unit activity for the three months ended June 30, 2018 is as follows:

	Stock Options	Restricted Stock Awards	Restricted Stock Units
Balance at April 1, 2018	985,537	2,319,057	12,096
Granted	—	173,203	—
Exercised/vested	(10,000)	(145,383)	—
Forfeitures	—	(14,931)	—

Balance at June 30, 2018	975,537	2,331,946	12,096

19. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings per Share	2018	2017	2018	2017
Net income	$16,724	$12,105	$26,148	$18,985
Less: Income distributed to participating securities	(513)	(178)	(584)	(348)
Less: Undistributed income allocable to participating securities	(1,101)	(19)	(999)	—

Net income available to common stockholders	$15,110	$11,908	$24,565	$18,637
Weighted average common shares (in thousands)	149,056	134,557	142,230	134,472

Basic earnings per share	$0.10	$0.09	$0.17	$0.14

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted Earnings per Share	2018	2017	2018	2017
Net income	$16,724	$12,105	$26,148	$18,985

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	149,056	134,557	142,230	134,472
Dilutive effect of common stock equivalents	14,290	1,017	7,749	1,141

Weighted average diluted shares	163,346	135,574	149,979	135,613

Diluted earnings per share	$0.10	$0.09	$0.17	$0.14

Diluted earnings per share is calculated under the treasury stock and if-converted method and the two-class method and reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive). The calculation that results in the most dilutive earnings per share amount for common stock is reported in the Company’s consolidated financial statements. The Company excluded 869,288 and 1,951,683 common stock equivalents from its computation of diluted earnings per share for the three months ended June 30, 2018 and 2017, respectively, and 1,140,659 and 1,780,397 common stock equivalents from its computation of diluted earnings per share for the six months ended June 30, 2018 and 2017, respectively, as they were determined to be anti-dilutive.

20. Income Taxes

Effective Income Tax Rate – Three and Six Months Ended June 30, 2018

The Company’s estimated effective income tax rate for the three and six months ended June 30, 2018 of 24.6% and 27.6%, respectively, resulted in income tax expense of $5,460 and $9,958, respectively. The Company’s tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible acquisition-related costs, a valuation allowance on foreign net operating losses and state and local income taxes, partly offset by the gain on revaluation of deferred consideration and a lower tax rate on foreign earnings. The gain on revaluation is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

Effective Income Tax Rate – Three and Six Months Ended June 30, 2017

The Company’s estimated effective income tax rate for the three months ended June 30, 2017 of 45.5% resulted in income tax expense of $10,120. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes.

The Company’s estimated effective income tax rate for the six months ended June 30, 2017 of 48.8% resulted in income tax expense of $18,062. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting of stock-based compensation awards and state and local income taxes.

Net Operating Losses – U.S.

The Company’s pre-tax federal net operating losses for tax purposes (“NOLs”) at June 30, 2018 were $3,147, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.

Net Operating Losses – International

The Company’s European and Canadian subsidiaries generated NOLs outside the U.S. These tax effected NOLs were $5,137 at June 30, 2018. The Company established a full valuation allowance related to these NOLs as it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Deferred tax assets:
NOLs – Foreign	$5,137	$3,841
Stock-based compensation	2,034	1,474
Deferred rent liability	1,233	1,257
NOLs – U.S.	779	909
Accrued expenses	1,410	526
Other	298	488

Deferred tax assets	10,891	8,495

Deferred tax liabilities:
Unrealized gains	1,718	1,718
Fixed assets	1,527	1,498
Goodwill and intangible assets	485	388

Deferred tax liabilities	3,730	3,604

Total deferred tax assets less deferred tax liabilities	7,161	4,891
Less: valuation allowance	(5,137)	(3,841)

Deferred tax assets, net	$2,024	$1,050

Uncertain Tax Positions

Tax positions are evaluated utilizing a two-step process. The Company first determines whether any of its tax positions are more-likely-than-not to be sustained upon examination, based solely on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

In connection with the ETFS Acquisition, the Company accrued a liability of £18,102 ($25,631) for uncertain tax positions and £3,415 ($4,835) for interest and penalties at the acquisition date.

The table below sets forth the aggregate changes in the balance of gross unrecognized tax benefits:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2018	$—	$—	$—
Accrued in connection with the ETFS Acquisition	30,466	25,631	4,835
Increases	37	—	37
Foreign currency translation(1)	(2,164)	(1,820)	(344)

Balance at June 30, 2018	$28,339	$23,811	$4,528

(1)	The gross unrecognized tax benefits were accrued in British pounds sterling.

The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount. The gross unrecognized tax benefits and interest and penalties totaling $28,339 at June 30, 2018 are included in other non-current liabilities on the Consolidated Balance Sheet. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a material impact on its consolidated financial statements.

At June 30, 2018, there were $23,811 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. The tax return for the year ended December 31, 2016 of ManJer, the Company’s Jersey-based subsidiary, is currently under review by the relevant tax authority. The Company is indemnified by ETFS Capital for any potential exposure.

The Company is not currently under audit in any other income tax jurisdictions. As of June 30, 2018, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2014.

21. Shares Repurchased

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

As more fully disclosed in Note 3, the Company completed the ETFS Acquisition on April 11, 2018. To partially finance the acquisition, the Company and WisdomTree International entered into a Credit Agreement which contains customary negative covenants, including, among others, a covenant which may restrict the Company’s ability to repurchase equity interests. Share repurchases only are permitted to the extent the Total Leverage Ratio (as defined in the Credit Agreement) does not exceed 1.75 to 1.00 and no event of default (as defined in the Credit Agreement) has occurred and is continuing at the time the share repurchase is made. However, the Company’s ability to purchase shares of its common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations is not restricted.

During the three and six months ended June 30, 2018, the Company repurchased 26,717 shares and 87,225 shares of its common stock, respectively, under this program for an aggregate cost of $272 and $1,006, respectively.

During the three and six months ended June 30, 2017, the Company repurchased 7,967 shares and 354,496 shares of its common stock, respectively, under this program for an aggregate cost of $65 and $3,693, respectively.

As of June 30, 2018, $87,608 remains under this program for future purchases.

22. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill by reporting unit. Goodwill allocated to the U.S. Business reporting unit is tested annually for impairment on April 30th. Goodwill allocated to the European Business reporting unit is tested annually for impairment on November 30th.

	Reporting Unit
	European Business(1)	U.S. Business	Total
Balance at January 1, 2018	$—	$1,799	$1,799
Increases/(decreases)	84,057	—	84,057

Balance at June 30, 2018	$84,057	$1,799	$85,856

(1)	Europe is included in the Company’s International Business reportable segment.

Goodwill allocated to the U.S. Business reporting unit was tested for impairment on April 30, 2018. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.

European Business Reporting Unit—   ETFS Acquisition

As more fully disclosed in Note 3, the Company completed the ETFS Acquisition on April 11, 2018. In connection with the acquisition, the Company recognized $84,057 of goodwill which was allocated to the European Business reporting unit. The goodwill represents the value of expected synergies created from combining the operations of ETFS and the Company. The goodwill is not deductible for tax purposes as the transaction was structured as a stock acquisition occurring in the United Kingdom.

U.S. Business Reporting Unit—   WisdomTree Continuous Commodity Index Fund

Effective January 1, 2016, the Company acquired the outstanding membership interest in GreenHaven Commodity Services, LLC, the managing owner of the Greehaven Continuous Commodity Index Fund (renamed the WisdomTree Continuous Commodity Index Fund, or “GCC”). In connection with the acquisition, the Company recognized $1,799 of goodwill which was allocated to the U.S Business reporting unit. The goodwill primarily represents the potential future performance of the fund and is deductible for tax purposes.

Intangible Assets (Indefinite-Lived)

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Advisory Agreement (GCC)	Total
Balance at January 1, 2018	$—	$2,132	$9,953	$12,085
Foreign currency translation	—	(105)	—	(105)
Other increases/(decreases)	601,247	—	—	601,247

Balance at June 30, 2018	$601,247	$2,027	$9,953	$613,227

ETFS

In connection with the ETFS Acquisition which was completed on April 11, 2018 (see Note 3), the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. The fair value of the intangible assets was determined using an income approach (discounted cash flow analysis) which relied upon significant unobservable inputs including a revenue growth multiple of 3% to 4% and a weighted average cost of capital of 11.6%. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes. The Company has designated November 30th as its annual impairment testing date for these intangible assets.

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

GCC

As part of the GreenHaven acquisition which occurred on January 1, 2016, the Company identified an intangible asset valued at $9,953 related to its customary advisory agreement with GCC. This intangible asset (which is deductible for tax purposes) was determined to have an indefinite useful life. The Company has designated November 30th as its annual impairment testing date for this indefinite-lived intangible asset.

23. Segment Reporting

The Company operates as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in the Company’s U.S. Business and International Business reportable segments. The International Business reportable segment includes the results of the Company’s European operations and Canadian operations.

Information concerning these reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Business Segment
Operating revenues
Advisory fees	$52,931	$53,641	$108,449	$104,667
Other income	162	128	309	231

Total operating revenues	$53,093	$53,769	$108,758	$104,898

Total operating expenses	$(42,638)	$(35,748)	$(81,668)	$(70,178)

Other income/(expenses)
Interest expense	$(173)	$—	$(173)	$—
Interest income	612	641	1,574	1,225
Settlement gain	—	6,909	—	6,909
Other gains and losses, net	(66)	(261)	(292)	364

Total other income/(expenses)	$373	$7,289	$1,109	$8,498

Total income before taxes (U.S. Business Segment)	$10,828	$25,310	$28,199	$43,218

International Business Segment (1)
Operating revenues
Advisory fees	$20,847	$2,215	$23,785	$4,217
Other income	835	258	1,136	494

Total operating revenues	$21,682	$2,473	$24,921	$4,711

Total operating expenses	$(17,606)	$(5,455)	$(24,259)	$(10,802)

Other income/(expenses)
Interest expense	$(2,183)	$—	$(2,183)	$—
Interest income	—	—	—	—
Gain on revaluation of deferred consideration	9,898	—	9,898	—
Other gains and losses, net	(435)	(103)	(470)	(80)

Total other income/(expenses)	$7,280	$(103)	$7,245	$(80)

Total income/(loss) before taxes (International Business Segment)	$11,356	$(3,085)	$7,907	$(6,171)

Income/(loss) before taxes
U.S. Business segment	$10,828	$25,310	$28,199	$43,218
International Business segment	11,356	(3,085)	7,907	(6,171)

Total income before taxes	$22,184	$22,225	$36,106	$37,047

Assets are not reported by segment as such information is not utilized by the chief operating decision maker.

(1)	The financial results of ETFS are included in the International Business reportable segment as of April 11, 2018.

24. Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure, other than the matter below.

Restructuring of Distribution Strategy in Japan

As previously disclosed in Note 1, in July 2018, the Company determined to restructure its distribution strategy in Japan. As a result, the Company will close WTJ and anticipates expanding its existing relationship with a third party to manage distribution of WisdomTree ETFs in Japan. During the three months ended June 30, 2018 and 2017, WTJ reported an operating loss of $1,125 and $1,232, respectively. During the six months ended June 30, 2018 and 2017, WTJ reported an operating loss of $2,357 and $2,365, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

Introduction

We are the only publicly-traded asset management company that focuses exclusively on ETPs and are one of the leading ETP sponsors in the world based on assets under management, or AUM, with AUM of $60.0 billion globally as of June 30, 2018. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

On November 13, 2017, we entered into a Share Sale Agreement as amended by the Waiver and Variation Agreement, dated April 11, 2018 (collectively referred to as the “Share Sale Agreement”) with ETFS Capital Limited (“ETFS Capital,” formerly known as ETF Securities Limited) and WisdomTree International Holdings Ltd, an indirect wholly owned subsidiary of ours (“WisdomTree International”), pursuant to which we agreed to acquire the European exchange-traded commodity, currency and short-and-leveraged business, or ETFS, of ETFS Capital. On April 11, 2018, we completed the acquisition of ETFS, or the ETFS Acquisition, by purchasing the entire issued share capital of a subsidiary of ETFS Capital into which ETFS Capital transferred ETFS prior to completion of the ETFS Acquisition. ETFS had approximately $17.6 billion of AUM as of April 10, 2018. The ETFS Acquisition elevated us to the ninth largest ETP sponsor globally and the largest global independent ETP provider based on AUM, with significant scale and presence in the U.S. and Europe, the two largest ETP markets.

Our U.S. listed ETFs make up a majority of our global AUM. Our family of ETFs include funds that track our own indexes, funds that track third-party indexes and actively managed funds. We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers and institutional investors.

We focus on creating ETFs for investors that offer thoughtful innovation, smart engineering and redefined investing. Most of our index-based funds employ a fundamentally weighted investment methodology, which weights securities on the basis of factors such as dividends or earnings, whereas most other ETF industry indexes use a capitalization weighted methodology. We also offer actively managed ETFs, which are ETFs that are not based on a particular index but rather are actively managed with complete transparency into the ETF’s portfolio on a daily basis. Our broad exemptive relief enables us to use our own indexes for certain of our ETFs and actively manage other ETFs.

We strive to deliver a better investing experience through innovative solutions. Recent investments in technology-enabled services and the launch of our Advisor Solutions program in October 2017, which includes portfolio construction, asset allocation, practice management services and wealth management technology via the AdvisorEngine platform, have been made to differentiate us in the market, expand our distribution and further enhance our relationships with financial advisors.

Industry Developments

Rule 6c-11

On June 28, 2018, the SEC proposed Rule 6c-11 under the Investment Company Act of 1940. If adopted, the proposal would, among other things, (i) allow most ETFs to operate without first obtaining exemptive relief, which would reduce the time and costs needed to bring products to market; (ii) provide greater flexibility with respect to aspects of ETF operations than exists under exemptive relief issued in recent years, including the use of “custom baskets” for creation and redemption transactions; and (iii) require additional disclosures regarding ETFs’ trading costs, including certain bid-ask spread information. The proposal also would rescind existing exemptive relief for ETFs that are eligible to rely on the proposed rule. The SEC has requested public comments on the proposed rule, which are due within 60 days after the proposal is published in the Federal Register. While the rule as proposed would level the playing field for new entrants in some respects, we believe that the barriers to success in the ETF industry remain unaffected and we are well positioned to take advantage of the flexibility that the rule would provide.

Assets Under Management

WisdomTree ETPs

The following chart sets forth the asset mix of our WisdomTree ETPs as of June 30, 2018:

A significant portion of our AUM is held in ETFs that invest in foreign securities. Therefore, our AUM and revenues are affected by movements in global capital market levels and the strengthening or weakening of the U.S. dollar against other currencies. As the chart above reflects, as of June 30, 2018, approximately 19% of our U.S. AUM was concentrated in two products with similar strategies – HEDJ, our European equity ETF which hedges exposure to the Euro, and DXJ, our Japanese equity ETF which hedges exposure to the Yen. The strengthening of the Euro or Yen against the U.S. dollar, or the decline in European or Japanese equity markets, may have an adverse effect on our results.

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

As a result of the ETFS Acquisition, our client base has been further diversified with increased exposure to European domiciled investors, commodity focused investors and new-to-firm clients. In addition, our average global ETP advisory fee has declined by approximately 0.02% to 0.48% due to the ETFS Acquisition and change in product mix.

Market Environment

Overview

U.S. and international markets advanced in the second quarter as earnings momentum and positive economic data overshadowed U.S. trade policies towards China and its other trading partners. However, escalating trade tensions coupled with a strengthening U.S. dollar resulted in sharp declines in emerging markets. The dollar’s strength, as well as the rising rate environment also negatively impacted the price of gold.

The S&P 500 rose 3.4%, MSCI EAFE (local currency) rose 3.9%, MSCI Emerging Markets Index (U.S. dollar) declined 7.7% and gold prices declined 5.4% during the second quarter. In addition, the European and Japan equity markets both appreciated with the MSCI EMU Index rising 3.2% and MSCI Japan Index rising 2.0%, respectively, in local currency terms for the quarter. Also, the U.S. dollar strengthened 4.2% versus the Yen and 5.4% versus the Euro during the second quarter.

U.S. listed ETF Industry Flows

Our U.S. listed ETFs make up a majority of our global AUM. As the charts below reflect, industry flows for the second quarter of 2018 were $55.8 billion. U.S. equity and fixed income gathered the majority of those flows.

Source: Bloomberg, Investment Company Institute, WisdomTree

Europe listed ETF Industry Flows

As the chart below reflects, Europe listed ETF net flows of $3.7 billion declined 85.1% as compared to the prior quarter. Commodity and fixed income gathered the majority of those flows.

Source: Bloomberg, WisdomTree

Business Segments

We operate as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in our U.S. Business and International Business segments. Our U.S. Business includes our Japan sales office which engaged in selling our U.S. listed ETFs to Japanese institutions. In July 2018, we determined to restructure our distribution strategy in Japan. As a result, we will be closing the sales office and anticipate expanding our existing relationship with a third party to manage distribution of WisdomTree’s ETFs in Japan. The International Business segment includes our European business (which now includes ETFS) and our Canadian business.

Our Operating and Financial Results

U.S. Business Segment

Our U.S. listed ETFs’ AUM decreased from $42.9 billion as of March 31, 2018 to $41.3 billion as of June 30, 2018 primarily due to net outflows from our two largest ETFs, DXJ and HEDJ and market depreciation.

International Business Segment

Our international ETFs increased from $2.1 billion at March 31, 2018 to $18.6 billion at June 30, 2018 primarily due to the $17.6 billion of AUM acquired in connection with the ETFS Acquisition and partly offset by market depreciation.

Consolidated Operating Results

The following table sets forth our revenues and net income for the most recent five quarters. Prior period amounts previously disclosed have been reclassified to conform with our current presentation. These reclassifications had no effect on previously reported net income.

•

Revenues – Total operating revenues increased 33.0% from the three months ended June 30, 2017 to $74.8 million due to an increase in our average global AUM. Our average global AUM increased primarily due the $17.6 billion of AUM acquired in connection with the ETFS Acquisition as well as market appreciation and net inflows into certain of our ETFs. These increases were partly offset by outflows from our two largest U.S. listed ETFs.

•

Expenses – Total operating expenses increased 46.2% from the three months ended June 30, 2017 to $60.2 million. Operating expenses increased primarily due to the ETFS Acquisition. In addition, included in the three months ended June 30, 2018 were acquisition-related costs of $7.9 million.

•

Other Income/(Expenses) – Other income/(expense) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration and other gains and losses. These items are further described below.

•	Net income – Net income increased 38.2% from the three months ended June 30, 2017 to $16.7 million.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
U.S. LISTED ETFs (in millions)
Beginning of period assets	$42,886	$46,827	$41,940	$46,827	$40,164
Inflows/(outflows)	(1,231)	(2,167)	605	(3,398)	547
Market appreciation/(depreciation)	(315)	(1,774)	638	(2,089)	2,472

End of period assets	$41,340	$42,886	$43,183	$41,340	$43,183

Average assets during the period	$43,464	$45,618	$42,961	$44,541	$42,128
Average ETF advisory fee during the period	0.49%	0.49%	0.50%	0.49%	0.50%
Revenue days	91	90	91	181	181
Number of ETFs – end of the period	81	81	90	81	90
INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$2,075	$2,110	$1,424	$2,110	$1,093
Assets acquired	17,641	—	—	17,641	—
Inflows/(outflows)	(25)	(45)	163	(70)	487
Market appreciation/(depreciation)	(1,062)	10	(40)	(1,052)	(33)

End of period assets	$18,629	$2,075	$1,547	$18,629	$1,547

Average assets during the period	$17,837	$2,106	$1,446	$9,971	$1,363
Average ETP advisory fee during the period	0.47%	0.57%	0.61%	0.48%	0.62%
Revenue days	91	90	91	181	181
Number of ETPs—end of period	445	99	93	445	93
PRODUCT CATEGORIES (in millions)
International Developed Market Equity
Beginning of period assets	$22,432	$25,950	$24,057	$25,950	$23,105
Inflows/(outflows)	(1,502)	(2,705)	125	(4,207)	(134)
Market appreciation/(depreciation)	(599)	(813)	465	(1,412)	1,676

End of period assets	$20,331	$22,432	$24,647	$20,331	$24,647

Average assets during the period	$22,455	$24,435	$24,794	$23,445	$24,282
Commodity & Currency
Beginning of period assets	$416	$445	$519	$445	$564
Assets acquired	16,778	—	—	16,778	—
Inflows/(outflows)	(99)	(28)	(44)	(127)	(86)
Market appreciation/(depreciation)	(928)	(1)	(11)	(929)	(14)

End of period assets	$16,167	$416	$464	$16,167	$464

Average assets during the period	$15,316	$426	$488	$7,871	$516
U.S. Equity
Beginning of period assets	$13,359	$14,234	$12,516	$14,234	$12,111
Inflows/(outflows)	114	48	248	162	466
Market appreciation/(depreciation)	828	(923)	124	(95)	311

End of period assets	$14,301	$13,359	$12,888	$14,301	$12,888

Average assets during the period	$14,021	$14,122	$12,629	$14,071	$12,486
Emerging Market Equity
Beginning of period assets	$6,289	$5,887	$4,563	$5,887	$3,917
Inflows/(outflows)	(120)	425	191	305	348
Market appreciation/(depreciation)	(526)	(23)	74	(549)	563

End of period assets	$5,643	$6,289	$4,828	$5,643	$4,828

Average assets during the period	$6,116	$6,259	$4,742	$6,188	$4,498

Leveraged & Inverse
Beginning of period assets	$872	$930	$773	$930	$624
Assets acquired	863	—	—	863	—
Inflows/(outflows)	(71)	(133)	101	(204)	263
Market appreciation/(depreciation)	(133)	75	(65)	(58)	(78)

End of period assets	$1,531	$872	$809	$1,531	$809

Average assets during the period	$1,592	$877	$733	$1,235	$718
Fixed Income
Beginning of period assets	$1,101	$862	$572	$862	$504
Inflows/(outflows)	349	253	43	602	96
Market appreciation/(depreciation)	(39)	(14)	5	(53)	20

End of period assets	$1,411	$1,101	$620	$1,411	$620

Average assets during the period	$1,230	$1,014	$604	$1,122	$572
Alternatives
Beginning of period assets	$492	$582	$276	$582	$287
Inflows/(outflows)	66	(70)	122	(4)	118
Market appreciation/(depreciation)	20	(20)	6	—	(1)

End of period assets	$578	$492	$404	$578	$404

Average assets during the period	$564	$547	$348	$555	$313
Closed ETPs
Beginning of period assets	$—	$47	$88	$47	$145
Inflows/(outflows)	7	(2)	(18)	5	(37)
Market appreciation/(depreciation)	—	(45)	—	(45)	(38)

End of period assets	$7	$—	$70	$7	$70

Average assets during the period	$7	$44	$69	$25	$106
Headcount: U.S. Business Segment	155	157	166	155	166
Headcount: International Business Segment	76	34	46	76	46

Note: Previously issued statistics may be restated due to trade adjustments

Source: WisdomTree

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Selected Operating and Financial Information

	Three Months Ended June 30,		Change	Percent Change
	2018	2017
Global AUM (in millions)
Average global AUM	$61,301	$44,407	$16,894	38.0%

Operating Revenues (in thousands)
Advisory fees	$73,778	$55,856	$17,922	32.1%
Other income	997	386	611	158.3%

Total revenues	$74,775	$56,242	$18,533	33.0%

Average Global AUM

Our average global AUM increased 38.0% from $44.4 billion in the three months ended June 30, 2017 to $61.3 billion in the comparable period in 2018 primarily due to the $17.6 billion of AUM acquired in connection with the ETFS Acquisition as well as market appreciation and net inflows into certain of our ETFs. These increases were partly offset by outflows from our two largest U.S. listed ETFs.

Operating Revenues

Advisory fees

Advisory fees revenues increased 32.1% from $55.9 million in the three months ended June 30, 2017 to $73.8 million in the comparable period in 2018 primarily due to an increase in our average global AUM. Our average global advisory fee was 0.48% during the second quarter of 2018.

Other income

Other income increased 158.3% from $0.4 million in the three months ended June 30, 2017 to $1.0 million in the comparable period in 2018 primarily due to creation/redemption fees earned from the ETFS exchange-traded products.

Operating Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2018	2017
Compensation and benefits	$19,301	$18,421	$880	4.8%
Fund management and administration	14,621	10,112	4,509	44.6%
Marketing and advertising	3,778	3,825	(47)	(1.2%)
Sales and business development	4,503	3,389	1,114	32.9%
Contractual gold payments	2,715	—	2,715	n/a
Professional and consulting fees	1,560	1,221	339	27.8%
Occupancy, communications and equipment	1,574	1,371	203	14.8%
Depreciation and amortization	337	352	(15)	(4.3%)
Third-party distribution fees	1,666	670	996	148.7%
Acquisition-related costs	7,928	—	7,928	n/a
Other	2,261	1,842	419	22.7%

Total expenses	$60,244	$41,203	$19,041	46.2%

	Three Months Ended June 30,
As a Percent of Revenues:	2018	2017
Compensation and benefits	25.8%	32.8%
Fund management and administration	19.6%	18.0%
Marketing and advertising	5.1%	6.8%
Sales and business development	6.0%	6.0%

	Three Months Ended June 30,
As a Percent of Revenues:	2018	2017
Contractual gold payments	3.6%	n/a
Professional and consulting fees	2.1%	2.2%
Occupancy, communications and equipment	2.1%	2.4%
Depreciation and amortization	0.5%	0.6%
Third-party distribution fees	2.2%	1.2%
Acquisition-related costs	10.6%	n/a
Other	3.0%	3.3%

Total expenses	80.6%	73.3%

Compensation and benefits

Compensation and benefits expense increased 4.8% from $18.4 million in the three months ended June 30, 2017 to $19.3 million in the comparable period in 2018 due to the ETFS Acquisition, partly offset by lower accrued incentive compensation in our U.S. Business segment. Headcount of our U.S. Business segment was 166 and our International Business segment was 46 at June 30, 2017 compared to 155 and 76, respectively, at June 30, 2018.

Fund management and administration

Fund management and administration expense increased 44.6% from $10.1 million in the three months ended June 30, 2017 to $14.6 million in the comparable period in 2018 due to higher average AUM of our International Business segment primarily associated with the ETFS Acquisition. We had 90 U.S. listed ETFs and 93 International listed ETPs at June 30, 2017 compared to 81 U.S. listed ETFs and 445 International listed ETPs at June 30, 2018.

Marketing and advertising

Marketing and advertising expense was essentially unchanged from the three months ended June 30, 2017.

Sales and business development

Sales and business development expense increased 32.9% from $3.4 million in the three months ended June 30, 2017 to $4.5 million in the comparable period in 2018 due to higher spending on sales related activities globally.

Contractual gold payments

Contractual gold payments expense represents an ongoing obligation of ETFS Capital that we assumed in connection with the ETFS Acquisition. This ongoing obligation requires us to pay 9,500 ounces of gold annually from the advisory fee income we earn for managing physically backed gold ETPs. During the three months ended June 30, 2018, we recognized $2.7 million of contractual gold payments expense associated with the payment of 2,085 ounces of gold at an average daily spot price of $1,302 per ounce.

Professional and consulting fees

Professional and consulting fees increased 27.8% from $1.2 million in the three months ended June 30, 2017 to $1.6 million in the comparable period in 2018 due to higher professional and corporate consulting-related expenses globally.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 14.8% from $1.4 million in the three months ended June 30, 2017 to $1.6 million in the comparable period in 2018 primarily due to higher headcount associated with the ETFS Acquisition.

Depreciation and amortization

Depreciation and amortization expense of $0.3 million was essentially unchanged from the three months ended June 30, 2017.

Third-party distribution fees

Third-party distribution fees increased 148.7% from $0.7 million in the three months ended June 30, 2017 to $1.7 million in the comparable period in 2018 primarily due to a new distribution relationship announced in the fourth quarter of 2017 and higher fees paid to our third-party marketing agent in Latin America.

Acquisition-related costs

During the three months ended June 30, 2018, we incurred acquisition-related costs associated with the ETFS Acquisition of $7.9 million which included professional advisor fees payable upon completion of the acquisition, a write-off of our office lease and compensation and other integration costs.

Other

Other expenses increased 22.7% from $1.8 million in the three months ended June 30, 2017 to $2.3 million in the comparable period in 2018 primarily due to higher International Business segment office expenses associated with an increase in headcount from the ETFS Acquisition.

Other Income/(Expenses)

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2018	2017
Interest expense	$(2,356)	$—	$(2,356)	n/a
Gain on revaluation of deferred consideration	9,898	—	9,898	n/a
Interest income	612	641	(29)	(4.5%)
Settlement gain	—	6,909	(6,909)	n/a
Other gains and losses, net	(501)	(364)	(137)	37.6%

Total other income/(expenses)	$7,653	$7,186	$467	6.5%

	Three Months Ended June 30,
As a Percent of Revenues:	2018	2017
Interest expense	(3.1%)	n/a
Gain on revaluation of deferred consideration	13.2%	n/a
Interest income	0.8%	1.1%
Settlement gain	n/a	12.3%
Other gains and losses, net	(0.7%)	(0.6%)

Total other income/(expenses)	10.2%	12.8%

Interest expense

Interest expense for the three months ended June 30, 2018 of $2.4 million was incurred principally in connection with a newly raised $200.0 million term loan (the “Term Loan”) to facilitate the ETFS Acquisition. Our effective interest rate during the period was 4.9% and includes our cost of borrowing and amortization of issuance costs.

Gain on revaluation of deferred consideration

Gain on revaluation of deferred consideration of $9.9 million arose from the ongoing contractual gold payment obligation described above that we assumed from ETFS Capital in connection with the ETFS Acquisition. The present value of the ongoing obligation to pay 9,500 ounces of gold until March 2058, which is then reduced to 6,333 ounces into perpetuity is recorded on our Consolidated Balance Sheet as deferred consideration, which is re-measured each quarter based upon forward-looking gold prices. A gain was recognized during the three months ended June 30, 2018 as the price of gold has declined when compared to April 11, 2018, the date in which the deferred consideration was originally measured.

Interest income

Interest income of $0.6 million was essentially unchanged from the three months ended June 30, 2017.

Settlement gain

A settlement gain of $6.9 million was recorded during the three months ended June 30, 2017 representing the fair value of the preferred stock of Thesys Group, Inc. (“Thesys”) that the Company received in connection with the resolution of a dispute regarding its ownership stake in Thesys, which occurred in June 2017.

Other gains and losses, net

Other net losses increased 37.6% from $0.4 million in the three months ended June 30, 2017 to $0.5 million in the comparable period in 2018 primarily due to realized losses arising from the sale of gold earned on management fees paid by physically-backed gold ETPs associated with the ETFS Acquisition, as well as miscellaneous foreign exchange losses.

Income taxes

Our estimated effective income tax rate for the three months ended June 30, 2018 of 24.6% resulted in income tax expense of $5.5 million. Our tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible acquisition-related costs, a valuation allowance on foreign net operating losses and state and local income taxes, partly offset by the gain on revaluation of deferred consideration and a lower tax rate on foreign earnings. The gain on revaluation of deferred consideration is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a region where we are subject to a zero percent tax rate.

Our estimated effective income tax rate for the three months ended June 30, 2017 of 45.5% resulted in income tax expense of $10.1 million. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Selected Operating and Financial Information

	Six Months Ended June 30,		Change	Percent Change
	2018	2017
Global AUM (in millions)
Average global AUM	$54,512	$43,491	$11,021	25.3%

Revenues (in thousands)
Advisory fees	$132,234	$108,884	$23,350	21.4%
Other income	1,445	725	720	99.3%

Total revenues	$133,679	$109,609	$24,070	22.0%

Average Global AUM

Our average global AUM increased 25.3% from $43.5 billion in the six months ended June 30, 2017 to $54.5 billion in the comparable period in 2018. See the section above titled “Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 – Average Global AUM” for further information.

Operating Revenues

Advisory fees

Advisory fees revenues increased 21.4% from $108.9 million in the six months ended June 30, 2017 to $132.2 million in the comparable period in 2018 primarily due to an increase in our average global AUM.

Other income

Other income increased 99.3% from $0.7 million in the six months ended June 30, 2017 to $1.4 million in the comparable period in 2018 primarily due to creation/redemption fees earned from the ETFS exchange-traded products.

Operating Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2018	2017
Compensation and benefits	$38,133	$36,295	$1,838	5.1%
Fund management and administration	25,533	19,712	5,821	29.5%
Marketing and advertising	6,973	7,362	(389)	(5.3%)
Sales and business development	8,316	6,351	1,965	30.9%
Contractual gold payments	2,715	—	2,715	n/a

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2018	2017
Professional and consulting fees	3,196	2,779	417	15.0%
Occupancy, communications and equipment	2,937	2,724	213	7.8%
Depreciation and amortization	692	689	3	0.4%
Third-party distribution fees	3,391	1,602	1,789	111.7%
Acquisition-related costs	9,990	—	9,990	n/a
Other	4,051	3,466	585	16.9%

Total expenses	$105,927	$80,980	$24,947	30.8%

	Six Months Ended June 30,
As a Percent of Revenues:	2018	2017
Compensation and benefits	28.5%	33.1%
Fund management and administration	19.1%	18.0%
Marketing and advertising	5.2%	6.7%
Sales and business development	6.2%	5.8%
Contractual gold payments	2.0%	n/a
Professional and consulting fees	2.4%	2.5%
Occupancy, communications and equipment	2.2%	2.5%
Depreciation and amortization	0.5%	0.6%
Third-party distribution fees	2.6%	1.5%
Acquisition-related costs	7.5%	n/a
Other	3.0%	3.2%

Total expenses	79.2%	73.9%

Compensation and benefits

Compensation and benefits expense increased 5.1% from $36.3 million in the six months ended June 30, 2017 to $38.1 million in the comparable period in 2018 primarily due to the ETFS Acquisition.

Fund management and administration

Fund management and administration expense increased 29.5% from $19.7 million in the six months ended June 30, 2017 to $25.5 million in the comparable period in 2018 primarily due to higher average AUM associated with the ETFS Acquisition and to a lesser extent, higher average AUM of our U.S. Business segment.

Marketing and advertising

Marketing and advertising expense decreased 5.3% from $7.4 million in the six months ended June 30, 2017 to $7.0 million in the comparable period in 2018 primarily due to lower levels of advertising related activities of our U.S. Business segment.

Sales and business development

Sales and business development expense increased 30.9% from $6.4 million in the six months ended June 30, 2017 to $8.3 million in the comparable period in 2018 primarily due to higher spending on sales related activities in our U.S. Business segment.

Contractual gold payments

Contractual gold payments expense was $2.7 million for the three and six months ended June 30, 2018. See the section above titled “Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 – Operating Expenses – Contractual gold payments” for further information.

Professional and consulting fees

Professional and consulting fees increased 15.0% from $2.8 million in the six months ended June 30, 2017 to $3.2 million in the comparable period in 2018 due to higher professional and corporate consulting-related expenses globally.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 7.8% from $2.7 million in the six months ended June 30, 2017 to $2.9 million in the comparable period in 2018 primarily due to higher headcount associated with the ETFS Acquisition.

Depreciation and amortization

Depreciation and amortization expense of $0.7 million was essentially unchanged from the six months ended June 30, 2017.

Third-party distribution fees

Third-party distribution fees increased 111.7% from $1.6 million in the six months ended June 30, 2017 to $3.4 million in the comparable period in 2018 primarily due to a new distribution relationship announced in the fourth quarter of 2017 and higher fees paid to our third-party marketing agent in Latin America.

Acquisition-related costs

During the six months ended June 30, 2018, we incurred acquisition-related costs associated with the ETFS Acquisition of $10.0 million which included professional advisor fees, severance and other compensation costs, a write-off of our office lease and other integration costs.

Other

Other expenses increased 16.9% from $3.5 million in the six months ended June 30, 2017 to $4.1 million in the comparable period in 2018 primarily due to higher International Business segment office expenses associated with an increase in headcount from the ETFS Acquisition.

Other Income/(Expenses)

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2018	2017
Interest expense	$(2,356)	$—	$(2,356)	n/a
Gain on revaluation of deferred consideration	9,898	—	9,898	n/a
Interest income	1,574	1,225	349	28.5%
Settlement gain	—	6,909	(6,909)	n/a
Other gains and losses, net	(762)	284	(1,046)	n/a

Total other income/(expenses)	$8,354	$8,418	$(64)	(0.1%)

	Six Months Ended June 30,
As a Percent of Revenues:	2018	2017
Interest expense	(1.8%)	n/a
Gain on revaluation of deferred consideration	7.4%	n/a
Interest income	1.2%	1.1%
Settlement gain	n/a	6.3%
Other gains and losses, net	(0.6%)	0.3%

Total other income/(expenses)	6.2%	7.7%

Interest expense

Interest expense was $2.4 million for the three and six months ended June 30, 2018. See the section above titled “Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 – Other Income/(Expenses) – Interest expense” for further information.

Gain on revaluation of deferred consideration

Gain on revaluation of deferred consideration was $9.9 million for the three and six months ended June 30, 2018. See the section above titled “Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 – Other Income/(Expenses) – Gain on revaluation of deferred consideration” for further information.

Interest income

Interest income increased 28.5% from $1.2 million for the six months ended June 30, 2017 to $1.6 million for the six months ended June 30, 2018, primarily due to paid-in-kind (“PIK”) interest on a note receivable from AdvisorEngine Inc., partly offset by lower interest income on our short-term investment grade bond portfolio which has matured.

Settlement gain

Settlement gain was $6.9 million for the three and six months ended June 30, 2017. See discussion above with the section titled “Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017” for further information.

Other gains and losses, net

Other losses, net for the six months ended June 30, 2018 was $0.8 million and included losses on our short-term investment grade bond portfolio, realized losses arising from the sale of gold earned on management fees paid by physically-backed gold ETPs associated with the ETFS Acquisition and miscellaneous foreign exchange losses, partly offset by an insurance claim receivable.

Other gains, net for the six months ended June 30, 2017 was $0.3 million which included a reimbursement of fund-related costs partly offset by realized losses on our short-term investment grade bond portfolio.

Income taxes

Our estimated effective income tax rate for the six months ended June 30, 2018 of 27.6% resulted in income tax expense of $10.0 million. Our tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible acquisition-related costs, a valuation allowance on foreign net operating losses and state and local income taxes, partly offset by the gain on revaluation of deferred consideration and a lower tax rate on foreign earnings. The gain on revaluation is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate.

Our estimated effective income tax rate for the six months ended June 30, 2017 of 48.8% resulted in income tax expense of $18.1 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting of stock-based compensation awards and state and local income taxes.

Segment Results

The table below presents the results of our U.S. Business and International Business reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Business Segment
Operating revenues
Advisory fees	$52,931	$53,641	$108,449	$104,667
Other income	162	128	309	231

Total operating revenues	$53,093	$53,769	$108,758	$104,898

Total operating expenses	$(42,638)	$(35,748)	$(81,668)	$(70,178)

Other income/(expenses)
Interest expense	$(173)	$—	$(173)	$—
Interest income	612	641	1,574	1,225
Settlement gain	—	6,909	—	6,909
Other gains and losses, net	(66)	(261)	(292)	364

Total other income/(expenses)	$373	$7,289	$1,109	$8,498

Total income before taxes (U.S. Business Segment)	$10,828	$25,310	$28,199	$43,218

Average assets during the period (in millions)	$43,464	$42,961	$44,541	$42,128
Average ETF advisory fee during the period	0.49%	0.50%	0.49%	0.50%
International Business Segment
Operating revenues
Advisory fees	$20,847	$2,215	$23,785	$4,217
Other income	835	258	1,136	494

Total operating revenues	$21,682	$2,473	$24,921	$4,711

Total operating expenses	$(17,606)	$(5,455)	$(24,259)	$(10,802)

Other income/(expenses)
Interest expense	$(2,183)	$—	$(2,183)	$—
Interest income	—	—	—	—
Gain on revaluation of deferred consideration	9,898	—	9,898	—
Other gains and losses, net	(435)	(103)	(470)	(80)

Total other income/(expenses)	$7,280	$(103)	$7,245	$(80)

Total income/(loss) before taxes (International Business Segment)	$11,356	$(3,085)	$7,907	$(6,171)

Average assets during the period (in millions)	$17,837	$1,446	$9,971	$1,363
Average ETP advisory fee during the period	0.47%	0.61%	0.48%	0.62%
Income/(loss) before taxes
U.S. Business segment	$10,828	$25,310	$28,199	$43,218
International Business segment	11,356	(3,085)	7,907	(6,171)

Total income before taxes	$22,184	$22,225	$36,106	$37,047

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

U.S. Business segment

Operating revenues of the U.S. Business segment of $53.1 million were essentially unchanged from the three months ended June 30, 2017 as slightly higher average AUM was largely offset by lower average U.S. advisory fees due to a change in product mix. Our average U.S. advisory fee was 0.49% and 0.50% during the three months ended June 30, 2018 and June 30, 2017, respectively.

Operating expenses of the U.S. Business segment increased 19.3% from $35.7 million in the three months ended June 30, 2017 to $42.6 million in the comparable period in 2018. Included in the three months ended June 30, 2018 were acquisition-related costs of $6.8 million. These costs included professional advisor fees payable upon completion of the ETFS Acquisition and integration costs. The increase was also attributable to higher third-party distribution fees expense due to a new relationship announced in the fourth quarter of 2017. These increases were partly offset by compensation expenses due to lower accrued incentive compensation. Headcount of our U.S. Business segment was 166 and 155 at June 30, 2017 and 2018, respectively.

Other income, net declined by $6.9 million, from $7.3 million in the three months ended June 30, 2017 to $0.4 million in the comparable period in 2018. This decline was primarily due to the $6.9 million settlement gain included in the three months ended June 30, 2017.

International Business segment

Operating revenues of the International Business segment increased $19.2 million, from $2.5 million in the three months ended June 30, 2017 to $21.7 million in the comparable period in 2018. This increase was attributable to higher average AUM which increased primarily due to $17.6 billion of AUM acquired in connection with the ETFS Acquisition.

Operating expenses of the International Business segment increased 222.7% from $5.5 million in the three months ended June 30, 2017 to $17.6 million in the comparable period in 2018, primarily due to the ETFS Acquisition. Fund management and administration expense and compensation expense increased due to higher average AUM and higher headcount, respectively. In addition, during the three months ended June 30, 2018 we recognized contractual gold payments expense of $2.7 million and acquisition-related costs of $1.2 million associated with the ETFS Acquisition. Headcount of our International Business segment was 46 and 76 at June 30, 2017 and 2018, respectively.

Other income, net was $7.3 million for the three months ended June 30, 2018, which was comprised of a gain on revaluation of deferred consideration of $9.9 million, partly offset by interest expense of $2.2 million incurred principally in connection with the Term Loan and other losses of $0.4 million. The other losses represent realized losses arising from the sale of gold earned on management fees paid by physically-backed gold ETPs associated with the ETFS Acquisition and miscellaneous foreign exchange losses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

U.S. Business segment

Operating revenues of the U.S. Business segment increased 3.7% from $104.9 million in the six months ended June 30, 2017 to $108.8 million in the comparable period in 2018. The increase was attributable to higher average AUM, partly offset by lower average U.S. advisory fees due to a change in product mix. Average AUM increased by approximately 5.7%, primarily due to market appreciation and net inflows into certain of our ETFs, partly offset by outflows primarily from our two largest U.S. listed ETFs, HEDJ and DXJ. Our average U.S. advisory fee was 0.49% and 0.50% during the six months ended June 30, 2018 and June 30, 2017, respectively.

Operating expenses of the U.S. Business segment increased 16.4% from $70.2 million in the six months ended June 30, 2017 to $81.7 million in the comparable period in 2018. Included in the six months ended June 30, 2018 were acquisition-related costs associated with the ETFS Acquisition of $8.0 million. These costs included professional advisor fees and integration costs. In addition, the increase was also attributable to higher spending on sales related activities, higher third-party distribution fees expense due to a new distribution relationship announced in the fourth quarter of 2017 and higher fund management and administration expense due to higher average AUM.

Other income, net declined 86.9% from $8.5 million in the six months ended June 30, 2017 to $1.1 million in the comparable period in 2018. This decline was principally due to the previously mentioned settlement gain of $6.9 million.

International Business segment

Operating revenues of the International Business segment increased $20.2 million, from $4.7 million in the six months ended June 30, 2017 to $24.9 million in the comparable period in 2018. This increase was attributable to higher average AUM which increased primarily due to $17.6 billion of AUM acquired in connection with the ETFS Acquisition.

Operating expenses of the International Business segment increased 124.6% from $10.8 million in the six months ended June 30, 2017 to $24.3 million in the comparable period in 2018, primarily due to the ETFS Acquisition. Fund management and administration expense and compensation expense increased due to higher average AUM and higher headcount, respectively. In addition, during the six months ended June 30, 2018 we recognized contractual gold payments expense of $2.7 million and acquisition-related costs of $2.0 million associated with the ETFS Acquisition.

Other income, net was $7.2 million for the six months ended June 30, 2018, which was comprised of a gain on revaluation of deferred consideration of $9.9 million, partly offset by interest expense of $2.2 million incurred principally in connection with the Term Loan and other losses of $0.5 million. The other losses represent realized losses arising from the sale of gold earned on management fees paid by physically-backed gold ETPs associated with the ETFS Acquisition and miscellaneous foreign exchange losses.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2018	December 31, 2017
Balance Sheet Data (in thousands):
Cash and cash equivalents	$70,744	$54,193
Securities owned, at fair value	3,719	66,294
Securities held-to-maturity	20,229	21,299
Accounts receivable	27,329	21,309

Total: Liquid assets	122,021	163,095
Less: Total current liabilities	(66,721)	(57,348)

Subtotal	55,300	105,747
Plus: Revolving credit facility—undrawn	50,000	—

Total: Available liquidity	$105,300	$105,747

	Six Months Ended June 30,
	2018	2017
Cash Flow Data (in thousands):
Operating cash flows	$9,014	$17,283
Investing cash flows	(172,645)	3,508
Financing cash flows	181,095	(25,523)
Foreign exchange rate effect	(913)	624

Increase/(decrease) in cash and cash equivalents	$16,551	$(4,108)

Liquidity

We consider our available liquidity to be our liquid assets and available borrowings under our revolving credit facility, less our current liabilities. Liquid assets consist of cash and cash equivalents, securities owned, at fair value, securities held-to-maturity and accounts receivable. Cash and cash equivalents include cash on hand with financial institutions and all highly liquid investments with an original maturity of 90 days or less at the time of purchase. Our securities owned, at fair value are highly liquid investments in a portfolio of short-duration investment grade corporate bonds. Certain securities are accounted for as held-to-maturity securities and we have the intention and ability to hold them to maturity. However, these securities are also readily traded and, if needed, could be sold for liquidity. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business as well as accrued year end compensation for employees.

See the section below titled “Credit Facility” for a discussion of our revolving credit facility.

Cash and cash equivalents increased $16.6 million in the six months ended June 30, 2018 due to $200.0 million proceeds from the issuance of long-term debt, $64.5 million from sales and maturities of debt securities available-for-sale, $9.0 million of cash generated by our operating activities and $1.1 million from held-to-maturity securities called or maturing during the period. These increases were partly offset by $233.2 million of cash paid upon closing of the ETFS Acquisition, net of cash acquired, $9.2 million used to pay dividends on our common stock, $8.7 million used to pay credit facility issuance costs, $5.0 million used to fund the AdvisorEngine note receivable, $1.0 million used to repurchase our common stock and $0.9 million used for other activities.

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

Credit Facility

On April 11, 2018 and in connection with the ETFS Acquisition, we and WisdomTree International entered into a credit agreement (the “Credit Agreement”), by and among us, WisdomTree International, certain subsidiaries of ours as guarantors, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, L/C Issuer and lender. Under the Credit Agreement, the lenders extended a $200.0 million Term Loan to WisdomTree International, the net cash proceeds of which were used by WisdomTree International, together with other cash on hand, to complete the acquisition and pay certain related fees, costs and expenses, and made a $50.0 revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Facility”) available to the Company and WisdomTree International for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes.

Interest on the Term Loan accrues at a rate per annum equal to LIBOR, plus up to 2.00% (commencing at LIBOR, plus 1.75%), and interest on the Revolver accrues at a rate per annum equal to LIBOR, plus up to 1.50% (commencing at LIBOR, plus 1.25%), in each case, with the exact interest rate margin determined based on the Total Leverage Ratio (as defined below). The Revolver is also subject to a facility fee equal to a rate per annum of up to 0.50% of the actual daily amount of the aggregate commitments (whether used or unused) under the Revolver, with the exact facility fee rate determined based on the Total Leverage Ratio. The Credit Facility matures on April 11, 2021 (the “Maturity Date”). The Term Loan does not amortize and the entire principal balance is due in a single payment on the Maturity Date.

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

Use of Capital

Our business does not require us to maintain a significant cash position. We potentially may use our cash to exercise our option to acquire the remaining equity interests in AdvisorEngine (See Note 9 to our Consolidated Financial Statements). Otherwise, our cash position is available to fund the ongoing operations of our business. Also, as part of our capital management, we maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2019, including purchases to offset future equity grants made under our equity plans. As previously mentioned, under the terms of the Credit Agreement, we are subject to various covenants including compliance with the Total Leverage Ratio. A quarterly dividend payment in excess of $0.03 per share and repurchases of our common stock (excluding purchases of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations) are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the Credit Agreement) has occurred and is continuing at the time the cash dividend payment or stock repurchase is made.

During the three months ended June 30, 2018, we repurchased 26,717 shares of our common stock under the repurchase program for an aggregate cost of $0.3 million. Currently, $87.6 million remains under this program for future purchases.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of June 30, 2018:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term Loan	$200,000	$—	$200,000	$—	$—
Operating leases	35,067	2,432	8,247	8,644	15,744
Commitment to provide working capital – AdvisorEngine	3,000	3,000	—	—	—

Total	$238,067	$5,432	$208,247	$8,644	$15,744

Commitment to Provide Working Capital – AdvisorEngine

In December 2017, we committed to provide up to $30.0 million in additional working capital to AdvisorEngine pursuant to an unsecured promissory note (of which $27.0 million is currently funded). Pursuant to the terms of the promissory note, we will advance an additional $3.0 million on September 30, 2018 so long as no event of default (as defined) has occurred or is continuing.

Off-Balance Sheet Arrangements

Other than operating leases, which are included in the table above, we do not have any off-balance sheet financing or other arrangements. We have neither created nor are party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Critical Accounting Policies

Goodwill and Intangible Assets

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur, in accordance with Accounting Standards Update, or ASU, 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. We early adopted the revised guidance for impairment tests performed after January 1, 2017. Under the revised guidance, goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

For impairment testing purposes, goodwill has been allocated to our U.S. Business reporting unit which is assessed annually for impairment on April 30th. In addition, goodwill arising from the ETFS Acquisition (See Note 3 to our Consolidated Financial Statements) has been allocated to the European Business reporting unit included in the International Business reportable segment and assessed annually for impairment on November 30th. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the income approach, market approach and our market capitalization when determining the fair value of our reporting units. Goodwill allocated to our U.S. Business reporting unit was assessed for impairment as of April 30, 2018. The results of this analysis indicated no impairment.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), a comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The guidance in ASU 2014-09, and the related amendments, became effective for us on January 1, 2018. We adopted this standard under the modified retrospective method and determined the standard did not have a material impact on our historical pattern of recognizing revenue from contracts with customers in our consolidated financial statements (See Note 16 to our Consolidated Financial Statements).

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing our financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements and expect, at a minimum, that its implementation will result in a gross-up on the consolidated balance sheets upon recognition of right-of-use assets and lease liabilities associated with the future minimum payments required under operating leases as disclosed in Note 14 to our Consolidated Financial Statements.

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

Interest Rate Risk

To maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and short-term investment grade corporate bonds which totaled $113.1 million and $26.6 million as of December 31, 2017 and June 30, 2018, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

In addition, in connection with the ETFS Acquisition, we obtained a $250.0 million Credit Facility consisting of a $200.0 million Term Loan and $50.0 million Revolver. Interest rate risk is not significant as borrowings under these facilities accrue interest at variable rates (See Note 12 to our Consolidated Financial Statements).

Exchange Rate Risk

Over the last few years, we have expanded our business globally and are subject to currency translation exposure on the results of our non-U.S. operations, primarily in Europe and Canada. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. Historically we generated the vast majority of our revenues and expenses in the U.S. dollar. However, upon completion of the ETFS Acquisition our exposure to exchange rate risk has increased. While the advisory fees earned by ETFS are predominantly in U.S. dollars (and also paid in gold ounces, as described below), expenses for corporate overhead are generally incurred in British pounds. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may seek to do so in the future.

Exchange rate risk associated with the Euro and Canadian Dollar is not considered to be significant.

Commodity Price Risk

The completion of the ETFS Acquisition has provided us with an industry leading position in European-listed gold and commodity products. Fluctuations in the prices of commodities that are linked to certain of these ETPs could have a material adverse effect on ETFS’s AUM and revenues. In addition, a portion of the advisory fee revenues we receive on our ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation that we assumed in connection with the ETFS Acquisition (See Note 11 to our Consolidated Financial Statements). While we may readily sell the gold that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of gold and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this gold exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. See “Changes in Internal Control over Financial Reporting” below for a discussion regarding the ETFS Acquisition which we completed on April 11, 2018 (See Note 3 to our Consolidated Financial Statements).

Changes in Internal Control over Financial Reporting

As of the date of this Report, we are in the process of integrating the acquired operations of ETFS into our overall internal control over financial reporting (“ICFR”). We currently anticipate that we will be deferring our assessment of the ICFR related to ETFS, which for the three months ended June 30, 2018 represented approximately 24% of our total revenues.

Notwithstanding the recently completed ETFS Acquisition, during the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the information set forth in this Report, as well as the information in Part 1, Item 1A. “Risk Factors” in our annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2018 to April 30, 2018	13,468	$9.56	13,468
May 1, 2018 to May 31, 2018	9,345	$10.85	9,345
June 1, 2018 to June 30, 2018	3,904	$10.62	3,904

Total	26,717	$10.17	26,717	$87,608

(1)

On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100.0 million. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019, increasing the total authorized repurchase amount to $100.3 million. During the three months ended June 30, 2018, we repurchased 26,717 shares of our common stock under this program for an aggregate cost of $0.3 million. As of June 30, 2018, $87.6 million remained under this program for future purchases. Under the terms of the Credit Agreement governing the Credit Facility, share repurchases are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the Credit Agreement) has occurred and is continuing at the time the stock repurchase is made (See Note 12 to our Consolidated Financial Statements). However, our ability to purchase shares of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations will not be restricted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETF Securities Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

31.1 (1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act

31.3 (1)	Certification of Chief Accounting Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

101 (1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2018.

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