Form 10-Q
period 2018-09-30
WisdomTree Investments, Inc.
filed 2018-11-07
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, there were 153,036,126 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2018

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,125	$54,193
Securities owned, at fair value	4,426	66,294
Securities held-to-maturity	—	1,000
Accounts receivable	25,528	21,309
Income taxes receivable	—	6,978
Prepaid expenses	5,505	3,550
Other current assets	303	1,007

Total current assets	112,887	154,331
Fixed assets, net	9,723	10,693
Note receivable, net (Note 8)	28,121	18,748
Indemnification receivable (Note 20)	35,654	—
Securities held-to-maturity	20,199	20,299
Deferred tax assets, net	2,213	1,050
Investments, carried at cost (Note 9)	35,187	35,187
Goodwill (Note 22)	85,856	1,799
Intangible assets (Note 22)	613,274	12,085
Other noncurrent assets	2,304	793

Total assets	$945,418	$254,985

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$24,383	$20,099
Compensation and benefits payable	13,728	28,053
Deferred consideration – gold payments (Note 11)	11,788	—
Income taxes payable	799	—
Securities sold, but not yet purchased, at fair value	2,018	950
Accounts payable and other liabilities	8,668	8,246

Total current liabilities	61,384	57,348
Long-term debt (Note 12)	193,999	—
Deferred consideration – gold payments (Note 11)	144,267	—
Deferred rent payable	4,462	4,686
Other noncurrent liabilities (Note 20)	35,654	—

Total liabilities	439,766	62,034

Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding (Note 13)	132,569	—

Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized (Note 13):	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 153,083 and 136,996 at September 30, 2018 and December 31, 2017, respectively	1,531	1,370
Additional paid-in capital	361,900	216,006
Accumulated other comprehensive income	373	291
Retained earnings/(Accumulated deficit)	9,279	(24,716)

Total stockholders’ equity	373,083	192,951

Total liabilities and stockholders’ equity	$945,418	$254,985

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues:
Advisory fees	$71,679	$57,293	$203,913	$166,177
Other income	891	421	2,336	1,145

Total revenues	72,570	57,714	206,249	167,322

Operating Expenses:
Compensation and benefits	17,544	19,492	55,677	55,787
Fund management and administration	15,292	10,862	40,825	30,574
Marketing and advertising	3,239	3,314	10,212	10,676
Sales and business development	3,801	3,617	12,117	9,968
Contractual gold payments (Note 11)	2,880	—	5,595	—
Professional and consulting fees	1,934	1,035	5,130	3,814
Occupancy, communications and equipment	1,722	1,378	4,659	4,102
Depreciation and amortization	306	353	998	1,042
Third-party distribution fees	1,407	710	4,798	2,312
Acquisition-related costs (Note 3)	456	—	10,446	—
Other	2,281	1,729	6,332	5,195

Total expenses	50,862	42,490	156,789	123,470

Operating income	21,708	15,224	49,460	43,852
Other Income/(Expenses):
Interest expense	(2,747)	—	(5,103)	—
Gain on revaluation of deferred consideration – gold payments (Note 11)	7,732	—	17,630	—
Interest income	719	772	2,293	1,999
Settlement gain	—	—	—	6,909
Other gains and losses, net	118	(500)	(644)	(217)

Income before taxes	27,530	15,496	63,636	52,543
Income tax expense	5,481	7,520	15,439	25,582

Net income	$22,049	$7,976	$48,197	$26,961

Earnings per share—basic	$0.13	$0.06	$0.31	$0.20

Earnings per share—diluted	$0.13	$0.06	$0.31	$0.20

Weighted-average common shares—basic	150,892	134,709	145,149	134,552

Weighted-average common shares—diluted	166,622	135,933	155,584	135,768

Cash dividends declared per common share	$0.03	$0.08	$0.09	$0.24

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$22,049	$7,976	$48,197	$26,961
Other comprehensive (loss)/income
Change in unrealized gains/(losses) on available-for-sale debt securities, net of tax	—	(96)	477	(230)
Foreign currency translation adjustment	(88)	363	(395)	802

Other comprehensive (loss)/income	(88)	267	82	572

Comprehensive income	$21,961	$8,243	$48,279	$27,533

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$48,197	$26,961
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory fees paid in gold and other precious metals	(21,998)	—
Contractual gold payments (Note 11)	5,595	—
Gain on revaluation of deferred consideration – gold payments (Note 11)	(17,630)	—
Stock-based compensation	10,078	10,558
Deferred income taxes	(1,251)	3,823
Paid-in-kind interest income (Note 8)	(1,373)	—
Settlement gain	—	(6,909)
Amortization of credit facility issuance costs	1,360	—
Depreciation and amortization	998	1,042
Other	810	524
Changes in operating assets and liabilities, net of the effects of the ETFS Acquisition:
Securities owned, at fair value	(2,735)	1,146
Accounts receivable	3,771	(1,969)
Income taxes receivable/payable	7,654	(628)
Prepaid expenses	(621)	(361)
Gold and other precious metals	18,472	—
Other assets	954	(31)
Acquisition payable	—	(3,545)
Fund management and administration payable	1,998	561
Compensation and benefits payable	(21,025)	115
Securities sold, but not yet purchased, at fair value	1,068	(1,249)
Accounts payable and other liabilities	(4,122)	1,041

Net cash provided by operating activities	30,200	31,079

Cash flows from investing activities:
Purchase of fixed assets	(45)	(253)
Purchase of securities held-to-maturity	—	(3,009)
Purchase of debt securities available-for-sale	—	(76,776)
Purchase of investments	—	(5,000)
Funding of AdvisorEngine note receivable (Note 8)	(8,000)	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	1,096	2,162
Proceeds from sales and maturities of debt securities available-for-sale	64,498	65,067
Cash paid – ETFS Acquisition, net of cash acquired (Note 3)	(239,313)	—

Net cash used in investing activities	(181,764)	(17,809)

Cash flows from financing activities:
Dividends paid	(14,202)	(32,825)
Shares repurchased	(1,430)	(4,178)
Credit facility issuance costs	(8,690)	—
Preferred stock issuance costs	(181)	—
Proceeds from the issuance of long-term debt (Note 12)	200,000	—
Proceeds from exercise of stock options	157	53

Net cash provided by/(used in) financing activities	175,654	(36,950)

(Decrease)/increase in cash flow due to changes in foreign exchange rate	(1,158)	1,179

Net increase/(decrease) in cash and cash equivalents	22,932	(22,501)
Cash and cash equivalents—beginning of period	54,193	92,722

Cash and cash equivalents—end of period	$77,125	$70,221

Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,759	$22,130

Cash paid for interest	$3,351	$—

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

•	WisdomTree UK Limited is a U.K. based company registered with the Financial Conduct Authority currently providing management and other services to ManJer, BML and WML.

•	WisdomTree Europe Limited is a U.K. based company registered with the Financial Conduct Authority currently providing management and other services to WisdomTree UK Limited, BML and WML.

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

•

WisdomTree Ireland Limited is an Ireland based company authorized by the Central Bank of Ireland to provide distribution services. It is intended that WisdomTree Ireland Limited will provide EU distribution services to ManJer, BML and WTML post-Brexit.

Acquisition of ETFS

On April 11, 2018, the Company acquired the European exchange-traded commodity, currency and short-and-leveraged business (“ETFS”) of ETFS Capital Limited (“ETFS Capital”, formerly known as ETF Securities Limited). This acquisition is referred to throughout the consolidated financial statements as the ETFS Acquisition. See Note 3 for additional information.

Restructuring of Distribution Strategy in Japan

In July 2018, the Company determined to restructure its distribution strategy in Japan and has expanded its existing relationship with a third party to manage distribution of WisdomTree ETFs in Japan. As a result, the Company will close WisdomTree Japan Inc. (“WTJ”). During the three months ended September 30, 2018 and 2017, WTJ reported an operating loss of $1,342 and $1,085, respectively. During the nine months ended September 30, 2018 and 2017, WTJ reported an operating loss of $3,698 and $3,447, respectively.

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

Certain accounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s consolidated financial statement presentation. The following table summarizes these reclassifications for the three and nine months ended September 30, 2017, which had no effect on previously reported net income.

Operating Revenues:	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Advisory fees (previously reported)	$57,574	$166,950
Other ETP fees reclassified to Other income	(281)	(773)

Advisory fees (currently reported)	$57,293	$166,177

Settlement gain (previously reported)	$—	$6,909
Reclassify to Other Income/(Expenses)	—	(6,909)

Settlement gain (currently reported)	$—	$—

Other income (previously reported)	$412	$2,154
Other ETP fees reclassified from Advisory fees	281	773
Interest income reclassified to Other Income/(Expenses)	(772)	(1,999)
Realized and unrealized losses reclassified to Other gains and losses, net	535	1,054
Miscellaneous other income reclassified to Other gains and losses, net	(35)	(837)

Other income (currently reported)	$421	$1,145

Total revenues (currently reported)	$57,714	$167,322

Other Income/(Expenses):
Interest income reclassified from operating revenues	$772	$1,999

Settlement gain reclassified from operating revenues	$—	$6,909

Other gains and losses, net (previously reported)	$—	$—
Realized and unrealized losses reclassified from operating revenues	(535)	(1,054)
Miscellaneous other income reclassified from operating revenues	35	837

Other gains and losses, net (currently reported)	$(500)	$(217)

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

The Company may rely on a qualitative assessment when performing its intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all of the Company’s intangible assets is November 30th.

Deferred Consideration

Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices and a selected discount rate (See Note 11). Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration on the Company’s Consolidated Statements of Operations.

Long-Term Debt

Long-term debt is carried at amortized cost, net of debt issuance costs. Interest expense is recognized using the effective interest method and includes amortization of debt issuance costs over the life of the debt.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The preferred stock issued in connection with the ETFS Acquisition (see Note 3) and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive) under the treasury stock method. Diluted EPS reflects the reduction in earnings per share assuming dilutive options or other dilutive contracts to issue common stock were exercised or converted into common stock. Diluted EPS is calculated under the treasury stock and if-converted method and the two-class method. The calculation that results in the most dilutive EPS amount for the common stock is reported in the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (A) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (B) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements.

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

Purchase Price Allocation

The ETFS Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid by the Company to the identifiable assets and liabilities of ETFS based on the estimated fair values as of the closing date of the acquisition. An allocation of the consideration transferred is presented below based on information currently available and includes the Company’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the allocation of the purchase price as of the acquisition date:

Purchase price
Preferred Shares issued	14,750
Conversion ratio	1,000

Common stock equivalents	14,750,000
Common Shares issued	15,250,000

Total shares issued	30,000,000
WisdomTree stock price(1)	$9.00

Equity portion of purchase price	$270,000
Cash portion of purchase price
Term Loan (See Note 12)	200,000
Cash on hand	53,000

Purchase price	523,000
Deferred consideration (See Note 11)	172,746

Total	$695,746
Allocation of consideration
Cash and cash equivalents	13,687
Receivables and other current assets	14,069
Intangible assets(2)	601,247
Other current liabilities	(17,314)
Fair value of net assets acquired	611,689

Goodwill resulting from the ETFS Acquisition (3)	$84,057

(1)	The closing price of the Company’s common stock on April 10, 2018, the last trading day prior to the closing date of the acquisition.

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

Acquisition-Related Costs

During the three and nine months ended September 30, 2018, the Company incurred acquisition-related costs associated with the ETFS Acquisition of $456 and $10,446, respectively. Costs incurred during the three months ended September 30, 2018 were primarily related to the integration of ETFS. Costs incurred during the nine months ended September 30, 2018 included professional advisor fees, severance and other compensation costs, a write-off of the Company’s office lease and other integration costs.

Operating Results of ETFS

The Company’s Consolidated Statements of Operations include the following operating results of ETFS since the acquisition date of April 11, 2018 through September 30, 2018:

Revenues:	$37,137
Income before taxes:	$33,496 (including a gain on revaluation of deferred consideration of $17,630)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	n/a	$78,594	$229,674	$228,004
Net income	n/a	$6,736	$48,088	$22,011

Included within the pro forma financial information above is a gain/(loss) on revaluation of deferred consideration of ($4,869) for the three months ended September 30, 2017, and $4,670 and ($15,088) for the nine months ended September 30, 2018 and 2017, respectively. Significant adjustments to the unaudited pro forma financial information above include the recognition of interest expense associated with the Credit Facility for the periods presented, eliminating acquisition-related costs directly attributable to the acquisition and adjusting consolidated income tax expense based upon the Company’s anticipated normalized consolidated effective tax rate.

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

4. Cash and Cash Equivalents

Cash and cash equivalents of approximately $32,412 and $24,103 at September 30, 2018 and December 31, 2017, respectively, were held at one financial institution. At September 30, 2018 and December 31, 2017, cash equivalents were approximately $5,722 and $26,548, respectively.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and nine months ended September 2018 and 2017 there were no transfers between Levels 1, 2 and 3.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$5,722	$5,722	$—	$—
Securities owned, at fair value	4,426	4,426	—	—

Total	$10,148	$10,148	—	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. – Option(1)	$3,278	$—	$—	$3,278
Thesys Group, Inc. – Series Y preferred stock(2)	6,909	—	—	6,909

Total	$10,187	$—	$—	$10,187

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$156,055	$—	$—	$156,055
Securities sold, but not yet purchased	2,018	2,018	—	—

Total	$158,073	$2,018	$—	$156,055

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$26,548	$26,548	$—	$—
Securities owned, at fair value	66,294	1,691	64,603	—

Total	$92,842	$28,239	$64,603	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. – Option(1)	$3,278	—	—	$3,278
Thesys Group, Inc. – Series Y preferred stock(2)	6,909	—	—	6,909

Total	$10,187	$—	$—	$10,187

Liabilities:
Recurring fair value measurements:
Securities sold, but not yet purchased	$950	$950	$—	$—

Total	$950	$950	$—	$—

(1)	Fair value determined on December 29, 2017 (See Note 9).
(2)	Fair value determined on June 20, 2017 (See Note 9).

Recurring Fair Value Measurements - Methodology

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

Deferred Consideration – Deferred consideration represents the present value of an obligation to pay gold into perpetuity and was measured at September 30, 2018 using forward-looking gold prices ranging from $1,193 per ounce to $2,693 per ounce which are extrapolated from the last observable price (beyond 2024), discounted at a rate of 10%. This obligation is classified as Level 3 as the discount rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in gold prices would result in an increase in deferred consideration, whereas, an increase in the discount rate would reduce the fair value. See Note 11 for additional information.

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Deferred consideration (See Note 11)
Beginning balance	$162,848	$—	$172,746 (1)	$—
Net realized losses/(gains)(2)	2,880	—	5,595	—
Net unrealized losses/(gains)(3)	(7,732)	—	(17,630)	—
Settlements	(1,941)	—	(4,656)	—

Ending balance	$156,055	$—	$156,055	$—

(1)	Arose in connection with the completion of the ETFS Acquisition on April 11, 2018 (See Note 3).
(2)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.
(3)	Recorded as gain on revaluation of deferred consideration on the Company’s Consolidated Statements of Operations.

6. Securities Owned/Sold but Not Yet Purchased

These securities consist of securities classified as trading and available-for-sale, as follows:

	September 30, 2018	December 31, 2017
Securities Owned
Trading securities	$4,426	$1,691
Available-for-sale debt securities	—	64,603

Total	$4,426	$66,294

Securities Sold, but not yet Purchased
Trading securities	$2,018	$950
Available-for-sale debt securities	—	—

Total	$2,018	$950

Available-for-Sale Debt Securities

The following table summarizes unrealized gains, losses and fair value of the available-for-sale debt securities:

	September 30, 2018	December 31, 2017
Cost	$—	$65,237
Gross unrealized gains in other comprehensive income	—	—
Gross unrealized losses in other comprehensive income	—	(634)

Fair value	$—	$64,603

During the three and nine months ended September 30, 2018, the Company received $0 and $64,498, respectively, of proceeds from the sale and maturity of available-for-sale securities and recognized gross realized losses of $0 and $739, respectively.

During the three and nine months ended September 30, 2017, the Company received $19,003 and $65,067, respectively, of proceeds from the sale and maturity of available-for-sale securities and recognized gross realized losses of $277 and $687, respectively.

Realized losses have been reclassified out of accumulated other comprehensive income and into the Consolidated Statements of Operations.

7. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	September 30, 2018	December 31, 2017
Federal agency debt instruments (amortized cost)	$20,199	$21,299

The following table summarizes unrealized gains, losses, and fair value of securities held-to-maturity:

	September 30, 2018	December 31, 2017
Cost/amortized cost	$20,199	$21,299
Gross unrealized gains	4	9
Gross unrealized losses	(2,232)	(1,257)

Fair value	$17,971	$20,051

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired at September 30, 2018 or December 31, 2017. The Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	September 30, 2018	December 31, 2017
Due within one year	$—	$1,000
Due one year through five years	4	11
Due five years through ten years	6,025	6,027
Due over ten years	14,170	14,261

Total	$20,199	$21,299

8. Note Receivable

On December 29, 2017, the Company committed to provide up to $30,000 in additional working capital to AdvisorEngine Inc. (“AdvisorEngine”) pursuant to an unsecured promissory note, all of which has been funded. The majority of the funds were used by AdvisorEngine to acquire CRM Software, Inc., known as Junxure, a comprehensive client relationship management software and technology provider for financial advisors.

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

The following is a summary of the outstanding note receivable balance:

	September 30, 2018	December 31, 2017
Note receivable (face value)	$30,000	$22,000
Less: Original issue discount (“OID”), unamortized	(2,788)	(3,252)
Plus: PIK interest	909	—

Total note receivable, net	$28,121	$18,748

Commitment remaining	n/a	$8,000

During the three and nine months ended September 30, 2018, the Company recognized interest income of $533 and $1,373, respectively, which included OID amortization and accrued PIK interest. The Company determined that an allowance for credit loss was not necessary at September 30, 2018 and December 31, 2017 as the note receivable was recently issued and no adverse events or circumstances have occurred which may indicate that its carrying amount may not be recoverable. The carrying value of the note receivable at September 30, 2018 and December 31, 2017 approximates fair value as the implied discount rate of the note is similar to observable high yield credit spreads.

9. Investments, Carried at Cost

The following table sets forth the Company’s investments, carried at cost:

	September 30, 2018	December 31, 2017
AdvisorEngine – Preferred stock	$25,000	$25,000
AdvisorEngine – Option	3,278	3,278
Thesys Group, Inc. (“Thesys”)	6,909	6,909

Total	$35,187	$35,187

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

The Company’s aggregate equity ownership interest in AdvisorEngine is approximately 47% (or 41% on a fully-diluted basis). The investment is accounted for under the cost method of accounting as it is not considered to be in-substance common stock. No impairment existed at September 30, 2018 or December 31, 2017 and there were no observable price changes during the three and nine months ended September 30, 2018.

Option

On December 29, 2017, the Company secured an option to purchase the remaining equity interests in AdvisorEngine, in connection with its commitment to provide up to $30,000 of additional working capital. The option is for a period of approximately one year and is exercisable at a price derived from an agreed-upon enterprise valuation of AdvisorEngine. If exercised, closing of the acquisition would occur no later than January 15, 2019. The fair value of the option was determined to be $3,278 on December 29, 2017, using a Monte Carlo simulation which was predominantly based on unobservable inputs and is therefore classified as Level 3. The enterprise value was derived from unobservable inputs including a weighted average cost of capital (“WACC”) of 27% and an option volatility of 40%. An increase in the WACC would reduce AdvisorEngine’s enterprise value which would reduce the fair value of the option, whereas an increase in the option volatility would increase the fair value of the option.

The option is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash. Therefore, the option is accounted for under the cost method of accounting and is assessed for impairment on a quarterly basis. No impairment existed at September 30, 2018 or December 31, 2017.

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

The Company recorded the Series Y Preferred at its fair value of $6,909 during the second quarter of 2017. The Series Y Preferred is not considered to be in-substance common stock and is therefore accounted for under the cost method of accounting. No impairment existed at September 30, 2018 or December 31, 2017 and there were no observable price changes during the three and nine months ended September 30, 2018. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.

10. Fixed Assets, net

The following table summarizes fixed assets:

	September 30, 2018	December 31, 2017
Equipment	$2,028	$1,879
Furniture and fixtures	2,386	2,449
Leasehold improvements	10,867	11,037
Less: accumulated depreciation and amortization	(5,558)	(4,672)

Total	$9,723	$10,693

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

The Company determined the present value of the deferred consideration of $172,746 and $156,055 at April 11, 2018 (date of acquisition) and September 30, 2018, respectively, using forward-looking gold prices which were extrapolated from the last observable price (beyond 2024), discounted at a rate of 10.0%. Current and long-term amounts payable at September 30, 2018 were $11,788 and $144,267, respectively.

During the three and nine months ended September 30, 2018, the Company recognized Contractual Gold Payments expense of $2,880 and $5,595, respectively, arising from the fixed payments of physical gold bullion of 2,375 ounces and 4,460 ounces, respectively, (or 9,500 ounces per annum) and the unwinding of the discount (representing the increase in the carrying amount of the deferred consideration for the passage of time). A gain on the revaluation of deferred consideration of $7,732 and $17,630 was recognized during the three and nine months ended September 30, 2018, respectively, due to changes in gold prices.

See Note 5 for a reconciliation of changes in the deferred consideration balance for the three and nine months ended September 30, 2018.

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

The following table provides a summary of the Company’s outstanding borrowings under the Credit Facility:

	September 30, 2018
	Term Loan	Revolver
Amount borrowed	$200,000	$—
Unamortized issuance costs	(6,001)	1,328

Carrying amount	$193,999	$1,328

Effective interest rate(1)	4.99%	n/a

(1)	Includes amortization of issuance costs.

During the three and nine months ended September 30, 2018, the Company recognized $2,747 and $5,103, respectively, of interest expense on the Credit Facility. Unamortized issuance costs of $1,328 related to the Revolver are included within other noncurrent assets on the Consolidated Balance Sheet.

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

The Company was in compliance with its covenants under the Credit Agreement during the period April 11, 2018 through September 30, 2018.

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

September 30, 2018
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

The carrying amount of the Preferred Shares were not adjusted during the three and nine months ended September 30, 2018 as it was not probable that they would become redeemable.

14. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for office space, telephone and data services. Expenses recorded under these agreements for the three months ended September 30, 2018 and 2017 were approximately $1,435 and $1,177, respectively, and for the nine months ended September 30, 2018 and 2017 were $3,751 and $3,327, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at September 30, 2018 were approximately as follows:

Remainder of 2018	$1,282
2019	4,457
2020	4,007
2021	3,082
2022 and thereafter	21,300

Total	$34,128

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

The following table presents information about the Company’s variable interests in AdvisorEngine (a non-consolidated VIE):

	September 30, 2018	December 31, 2017
Carrying Amount - Assets
Preferred stock	$25,000	$25,000
Note receivable - unsecured	28,121	18,748
Option	3,278	3,278

Total carrying amount - Assets	$56,399	$47,026

Maximum exposure to loss	$56,399	$55,026

16. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues from contracts with customers:
Advisory fees	$71,679	$203,913
Other	891	2,336

Total operating revenues	$72,570	$206,249

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

The following table summarizes accounts receivable from related parties which are included as a component of Accounts receivable on the Company’s Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
Receivable from WTT	$16,057	$19,433
Receivable from ETFS Issuers	7,684	—
Receivable from BI and WTI	861	979
Receivable from WTAMC	163	87
Receivable from WTCS	100	97

Total	$24,865	$20,596

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Advisory services provided to WTT	$49,900	$54,439	$157,693	$158,206
Advisory services provided to ETFS Issuers	18,442	—	36,161	—
Advisory services provided to BI and WTI	2,532	2,452	7,883	6,498
Advisory services provided to WTAMC	489	92	1,204	263
Advisory services provided to WTCS	316	310	972	1,210

Total	$71,679	$57,293	$203,913	$166,177

The Company also has investments in certain WisdomTree ETFs of approximately $2,720 and $1,691 at September 30, 2018 and December 31, 2017, respectively. Gains and losses related to these ETFs for the three and nine months ended September 30, 2018 and 2017 were less than $100.

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

Stock-based compensation for the three months ended September 30, 2018 and 2017 was $3,240 and $3,607, respectively, and for the nine months ended September 30, 2018 and 2017 was $10,078 and $10,558, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2018
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors	$15,974	1.66

A summary of stock options, restricted stock and restricted stock unit activity for the three months ended September 30, 2018 is as follows:

	Stock Options	Restricted Stock Awards	Restricted Stock Units
Balance at July 1, 2018	975,537	2,331,946	12,096
Granted	—	—	—
Exercised/vested	(25,000)	(156,752)	(1,156)
Forfeitures	—	(37,568)	—

Balance at September 30, 2018	950,537	2,137,626	10,940

19. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings per Share	2018	2017	2018	2017
Net income	$22,049	$7,976	$48,197	$26,961
Less: Income distributed to participating securities	(507)	(175)	(1,091)	(523)
Less: Undistributed income allocable to participating securities	(1,719)	—	(2,518)	—

Net income available to common stockholders	$19,823	$7,801	$44,588	$26,438
Weighted average common shares (in thousands)	150,892	134,709	145,149	134,552

Basic earnings per share	$0.13	$0.06	$0.31	$0.20

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted Earnings per Share	2018	2017	2018	2017
Net income	$22,049	$7,976	$48,197	$26,961

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	150,892	134,709	145,149	134,552
Dilutive effect of common stock equivalents	9,730	1,224	10,435	1,216

Weighted average diluted shares	166,622	135,933	155,584	135,768

Diluted earnings per share	$0.13	$0.06	$0.31	$0.20

Diluted earnings per share is calculated under the treasury stock and if-converted method and the two-class method and reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive). The calculation that results in the most dilutive earnings per share amount for common stock is reported in the Company’s consolidated financial statements. The Company excluded 1,243,549 and 337,682 common stock equivalents from its computation of diluted earnings per share for the three months ended September 30, 2018 and 2017, respectively, and 1,406,844 and 1,745,469 common stock equivalents from its computation of diluted earnings per share for the nine months ended September 30, 2018 and 2017, respectively, as they were determined to be anti-dilutive.

20. Income Taxes

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2018

The Company’s estimated effective income tax rate for the three months ended September 30, 2018 of 19.9% resulted in income tax expense of $5,481. The Company’s tax rate differs from the federal statutory tax rate of 21% primarily due to the non-taxable gain on revaluation of deferred consideration and a lower tax rate on foreign earnings, partly offset by a valuation allowance on foreign net operating losses and state and local income taxes.

The Company’s estimated effective income tax rate for the nine months ended September 30, 2018 of 24.3% resulted in income tax expense of $15,439. The Company’s tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, state and local income taxes and non-deductible acquisition-related costs, partly offset by the gain on revaluation of deferred consideration and a lower tax rate on foreign earnings.

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

Net Operating Losses – U.S.

The Company’s pre-tax federal net operating losses for tax purposes (“NOLs”) at September 30, 2018 were $3,147, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.

Net Operating Losses – International

The Company’s European and Canadian subsidiaries generated NOLs outside the U.S. These tax effected NOLs were $5,747 at September 30, 2018. The Company established a full valuation allowance related to these NOLs as it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Deferred tax assets:
NOLs – Foreign	$5,747	$3,841
Stock-based compensation	2,206	1,474
Deferred rent liability	1,195	1,257
NOLs – U.S.	762	909
Accrued expenses	1,611	526
Other	207	488

Deferred tax assets	11,728	8,495

Deferred tax liabilities:
Unrealized gains	1,666	1,718
Fixed assets	1,495	1,498
Goodwill and intangible assets	522	388
Prepaid assets	85	—

Deferred tax liabilities	3,768	3,604

Total deferred tax assets less deferred tax liabilities	7,960	4,891
Less: valuation allowance	(5,747)	(3,841)

Deferred tax assets, net	$2,213	$1,050

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

In connection with the ETFS Acquisition, the Company accrued a liability of £18,102 ($25,631) for uncertain tax positions and £3,415 ($4,835) for interest and penalties at the acquisition date. During the three months ended September 30, 2018, the liability for uncertain tax positions and interest penalties at the acquisition date was adjusted by £4,016 ($5,686) and £1,650 ($2,336), respectively.

The table below sets forth the aggregate changes in the balance of gross unrecognized tax benefits:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2018	$—	$—	$—
Accrued in connection with the ETFS Acquisition	38,488	31,317	7,171
Increases	227	—	227
Foreign currency translation(1)	(3,061)	(2,491)	(570)

Balance at September 30, 2018	$35,654	$28,826	$6,828

(1)	The gross unrecognized tax benefits were accrued in British pounds sterling.

The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount. The gross unrecognized tax benefits and interest and penalties totaling $35,654 at September 30, 2018 are included in other non-current liabilities on the Consolidated Balance Sheet. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a material impact on its consolidated financial statements.

At September 30, 2018, there were $28,826 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. The tax return for the year ended December 31, 2016 of ManJer, the Company’s Jersey-based subsidiary, is currently under review by the relevant tax authority. The Company is indemnified by ETFS Capital for any potential exposure.

The Company is not currently under audit in any other income tax jurisdictions. As of September 30, 2018, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2014.

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

During the three and nine months ended September 30, 2018, the Company repurchased 47,816 shares and 135,041 shares of its common stock, respectively, under this program for an aggregate cost of $424 and $1,430, respectively.

During the three and nine months ended September 30, 2017, the Company repurchased 47,317 shares and 401,813 shares of its common stock, respectively, under this program for an aggregate cost of $484 and $4,178, respectively.

As of September 30, 2018, $87,184 remains under this program for future purchases.

22. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill by reporting unit. Goodwill allocated to the U.S. Business reporting unit is tested annually for impairment on April 30th. Goodwill allocated to the European Business reporting unit is tested annually for impairment on November 30th.

	Reporting Unit
	European Business(1)	U.S. Business	Total
Balance at January 1, 2018	$—	$1,799	$1,799
Increases/(decreases)	84,057	—	84,057

Balance at September 30, 2018	$84,057	$1,799	$85,856

(1)	Europe is included in the Company’s International Business reportable segment.

Goodwill allocated to the U.S. Business reporting unit was tested for impairment on April 30, 2018. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.

European Business Reporting Unit—ETFS Acquisition

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

U.S. Business Reporting Unit—WisdomTree Continuous Commodity Index Fund

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

Intangible Assets (Indefinite-Lived)

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Advisory Agreement (GCC)	Total
Balance at January 1, 2018	$—	$2,132	$9,953	$12,085
Foreign currency translation	—	(58)	—	(58)
Other increases/(decreases)	601,247	—	—	601,247

Balance at September 30, 2018	$601,247	$2,074	$9,953	$613,274

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

Information concerning these reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Business Segment
Operating revenues
Advisory fees	$50,216	$54,749	$158,665	$159,417
Other income	173	140	482	371

Total operating revenues	$50,389	$54,889	$159,147	$159,788

Total operating expenses	$(33,774)	$(36,846)	$(115,442)	$(107,023)

Other income/(expenses)
Interest expense	$(196)	$—	$(369)	$—
Interest income	719	772	2,293	1,999
Settlement gain	—	—	—	6,909
Other gains and losses, net	318	(322)	26	39

Total other income	$841	$450	$1,950	$8,947

Total income before taxes (U.S. Business Segment)	$17,456	$18,493	$45,655	$61,712

International Business Segment (1)
Operating revenues
Advisory fees	$21,463	$2,544	$45,248	$6,760
Other income	718	281	1,854	774

Total operating revenues	$22,181	$2,825	$47,102	$7,534

Total operating expenses	$(17,088)	$(5,644)	$(41,347)	$(16,447)

Other income/(expenses)
Interest expense	$(2,551)	$—	$(4,734)	$—
Interest income	—	—	—	—
Gain on revaluation of deferred consideration	7,732	—	17,630	—
Other gains and losses, net	(200)	(178)	(670)	(256)

Total other income/(expenses)	$4,981	$(178)	$12,226	$(256)

Total income/(loss) before taxes (International Business Segment)	$10,074	$(2,997)	$17,981	$(9,169)

Income/(loss) before taxes
U.S. Business segment	$17,456	$18,493	$45,655	$61,712
International Business segment	10,074	(2,997)	17,981	(9,169)

Total income before taxes	$27,530	$15,496	$63,636	$52,543

Assets are not reported by segment as such information is not utilized by the chief operating decision maker.

(1)	The financial results of ETFS are included in the International Business reportable segment as of April 11, 2018.

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

Executive Summary

Introduction

We are the only publicly-traded asset management company that focuses exclusively on ETPs and are one of the leading ETP sponsors in the world based on assets under management, or AUM, with AUM of $59.1 billion globally as of September 30, 2018. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.

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

Assets Under Management

WisdomTree ETPs

The following chart sets forth the asset mix of our WisdomTree ETPs as of September 30, 2018:

A significant portion of our AUM is held in ETFs that invest in foreign securities. Therefore, our AUM and revenues are affected by movements in global capital market levels and the strengthening or weakening of the U.S. dollar against other currencies. As the chart above reflects, as of September 30, 2018, approximately 19% of our AUM was concentrated in two products with similar strategies – HEDJ, our European equity ETF which hedges exposure to the Euro, and DXJ, our Japanese equity ETF which hedges exposure to the Yen. The strengthening of the Euro or Yen against the U.S. dollar, or the decline in European or Japanese equity markets, may have an adverse effect on our results.

The addition of the AUM of ETFS improves both fund and investment theme concentrations, resulting in a well-diversified mix with immediate scale in commodities and an industry leading position in European listed gold products. These products historically have been negatively correlated with our two largest ETFs, HEDJ and DXJ, and therefore we may experience improved stability of AUM and lower overall AUM volatility. However, we have not recently experienced lower overall AUM volatility and can provide no assurance that the negative historical correlation between the AUM of ETFS and the AUM of our two largest ETFs will be experienced in the future.

As a result of the ETFS Acquisition, our client base has been further diversified with increased exposure to European domiciled investors, commodity focused investors and new-to-firm clients. In addition, our average global ETP advisory fee has declined 0.02, from 0.50% to 0.48% at September 30, 2017 and September 30, 2018, respectively, due to the ETFS Acquisition and change in product mix.

Market Environment

Overview

Performance of the U.S. markets remained robust in the third quarter as the strength of the economy continued to overshadow uncertainty arising from U.S. trade policies toward China and other trading partners. The Japan markets also performed favorably as a weakening of the Japanese yen improved market sentiment, while performance of the European markets was relatively modest. The continued strengthening of the U.S. dollar and rising interest rates weighed on emerging markets and the price of gold.

The S&P 500 rose 7.7%, MSCI EAFE (local currency) rose 2.4%, MSCI Emerging Markets Index (U.S. dollar) declined 0.1% and gold prices declined 5.1% during the third quarter. In addition, the European and Japan equity markets both appreciated with the MSCI EMU Index rising 0.5% and MSCI Japan Index rising 6.5%, respectively, in local currency terms for the quarter. Also, the U.S. dollar strengthened 2.8% versus the Yen and 0.7% versus the Euro during the third quarter.

U.S. listed ETF Industry Flows

Our U.S. listed ETFs make up a majority of our global AUM. As the charts below reflect, industry flows for the third quarter of 2018 were $89.2 billion. U.S. equity and fixed income gathered the majority of those flows.

Source: Bloomberg, Investment Company Institute, WisdomTree

European listed ETF Industry Flows

As the chart below reflects, European listed ETF net flows for the third quarter were $13.2 billion. Equity and fixed income gathered the majority of those flows.

Source: Bloomberg, WisdomTree

Business Segments

We operate as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in our U.S. Business and International Business segments. The International Business segment includes our European business (which now includes ETFS) and our Canadian business.

Restructuring of Distribution Strategy in Japan

Our U.S. Business has included our Japanese sales office, WisdomTree Japan Inc., or WTJ, which engaged in selling our U.S. listed ETFs to Japanese institutions. In July 2018, the Company determined to restructure its distribution strategy in Japan and has expanded its existing relationship with a third party to manage distribution of WisdomTree ETFs in Japan. As a result, the Company will close WTJ. During the three and nine months ended September 30, 2018 and 2017, WTJ reported operating losses of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating losses - WTJ	$1,342	$1,085	$3,698	$3,447

Our Operating and Financial Results

U.S. Business Segment

Our U.S. listed ETFs’ AUM increased from $41.3 billion at June 30, 2018 to $41.6 billion at September 30, 2018 primarily due to market appreciation, largely offset by net outflows from our two largest ETFs, DXJ and HEDJ.

International Business Segment

In the second quarter of 2018, we acquired $17.6 billion of AUM in connection with the ETFS Acquisition. Our international ETFs’ AUM decreased from $18.6 billion at June 30, 2018 to $17.6 billion at September 30, 2018 due to market depreciation and net outflows.

Consolidated Operating Results

The following table sets forth our revenues and net income for the most recent five quarters. Prior period amounts previously disclosed have been reclassified to conform with our current presentation. These reclassifications had no effect on previously reported net income.

•

Revenues – Total operating revenues increased 25.7% from the three months ended September 30, 2017 to $72.6 million due to an increase in our average global AUM. Our average global AUM increased primarily due to the $17.6 billion of AUM acquired in connection with the ETFS Acquisition as well as net inflows into certain of our ETFs. These increases were partly offset by outflows from our two largest U.S. listed ETFs.

•	Expenses – Total operating expenses increased 19.7% from the three months ended September 30, 2017 to $50.9 million primarily due to the ETFS Acquisition.

•

Other Income/(Expenses) – Other income/(expense) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration and other gains and losses. These items are further described below.

•	Net income – Net income increased 176.4% from the three months ended September 30, 2017 to $22.0 million.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
U.S. LISTED ETFs (in millions)
Beginning of period assets	$41,340	$42,886	$43,183	$46,827	$40,164
Inflows/(outflows)	(878)	(1,231)	(619)	(4,276)	(72)
Market appreciation/(depreciation)	1,094	(315)	1,834	(995)	4,306

End of period assets	$41,556	$41,340	$44,398	$41,556	$44,398

Average assets during the period	$41,555	$43,464	$43,523	$43,546	$42,592
Average ETF advisory fee during the period	0.48%	0.49%	0.50%	0.49%	0.50%
Revenue days	92	91	92	273	273
Number of ETFs – end of the period	84	81	87	84	87
INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$18,629	$2,075	$1,547	$2,110	$1,093
Assets acquired	—	17,641	—	17,641	—
Inflows/(outflows)	(374)	(25)	333	(446)	823
Market appreciation/(depreciation)	(668)	(1,062)	91	(1,718)	55

End of period assets	$17,587	$18,629	$1,971	$17,587	$1,971

Average assets during the period	$17,905	$17,837	$1,693	$12,616	$1,473
Average ETP advisory fee during the period	0.48%	0.47%	0.60%	0.48%	0.60%
Revenue days	92	91	92	273	273
Number of ETPs—end of period	451	445	96	451	96
PRODUCT CATEGORIES (in millions)
International Developed Market Equity
Beginning of period assets	$20,331	$22,432	$24,647	$25,950	$23,105
Inflows/(outflows)	(1,289)	(1,502)	(550)	(5,490)	(681)
Market appreciation/(depreciation)	660	(599)	1,177	(758)	2,850

End of period assets	$19,702	$20,331	$25,274	$19,702	$25,274

Average assets during the period	$19,907	$22,455	$24,704	$22,268	$24,421
Commodity & Currency
Beginning of period assets	$16,167	$416	$464	$445	$564
Assets acquired	—	16,778	—	16,778	—
Inflows/(outflows)	(434)	(99)	(1)	(561)	(87)
Market appreciation/(depreciation)	(682)	(928)	2	(1,611)	(12)

End of period assets	$15,051	$16,167	$465	$15,051	$465

Average assets during the period	$15,384	$15,316	$468	$10,375	$500
U.S. Equity
Beginning of period assets	$14,301	$13,359	$12,888	$14,234	$12,111
Inflows/(outflows)	347	114	(227)	508	240
Market appreciation/(depreciation)	539	828	500	445	810

End of period assets	$15,187	$14,301	$13,161	$15,187	$13,161

Average assets during the period	$14,950	$14,021	$12,882	$14,364	$12,618
Emerging Market Equity
Beginning of period assets	$5,643	$6,289	$4,828	$5,887	$3,917
Inflows/(outflows)	(216)	(120)	241	90	588
Market appreciation/(depreciation)	(81)	(526)	205	(631)	769

End of period assets	$5,346	$5,643	$5,274	$5,346	$5,274

Average assets during the period	$5,548	$6,116	$5,141	$5,974	$4,713

Leveraged & Inverse
Beginning of period assets	$1,531	$872	$809	$930	$624
Assets acquired	—	863	—	863	—
Inflows/(outflows)	(61)	(71)	130	(265)	393
Market appreciation/(depreciation)	(25)	(133)	37	(83)	(41)

End of period assets	$1,445	$1,531	$976	$1,445	$976

Average assets during the period	$1,489	$1,592	$867	$1,319	$768
Fixed Income
Beginning of period assets	$1,411	$1,101	$620	$862	$504
Inflows/(outflows)	329	349	86	930	182
Market appreciation/(depreciation)	(2)	(39)	16	(54)	36

End of period assets	$1,738	$1,411	$722	$1,738	$722

Average assets during the period	$1,554	$1,230	$659	$1,268	$601
Alternatives
Beginning of period assets	$578	$492	$404	$582	$287
Inflows/(outflows)	72	66	40	68	158
Market appreciation/(depreciation)	24	20	4	24	3

End of period assets	$674	$578	$448	$674	$448

Average assets during the period	$628	$564	$427	$579	$351
Closed ETPs
Beginning of period assets	$7	$—	$70	$47	$145
Inflows/(outflows)	—	7	(5)	(2)	(42)
Market appreciation/(depreciation)	(7)	—	(16)	(45)	(54)

End of period assets	$—	$7	$49	$—	$49

Average assets during the period	$—	$7	$68	$15	$93

Headcount: U.S. Business Segment	151	155	165	151	165
Headcount: International Business Segment	76	76	43	76	43

Note: Previously issued statistics may be restated due to trade adjustments

Source: WisdomTree

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Selected Operating and Financial Information

	Three Months Ended September 30,		Change	Percent Change
	2018	2017
Global AUM (in millions)
Average global AUM	$59,460	$45,216	$14,244	31.5%

Operating Revenues (in thousands)
Advisory fees	$71,679	$57,293	$14,386	25.1%
Other income	891	421	470	111.6%

Total revenues	$72,570	$57,714	$14,856	25.7%

Average Global AUM

Our average global AUM increased 31.5% from $45.2 billion in the three months ended September 30, 2017 to $59.5 billion in the comparable period in 2018 primarily due to the $17.6 billion of AUM acquired in connection with the ETFS Acquisition as well as net inflows into certain of our ETFs. These increases were partly offset by outflows from our two largest U.S. listed ETFs.

Operating Revenues

Advisory fees

Advisory fees increased 25.1% from $57.3 million in the three months ended September 30, 2017 to $71.7 million in the comparable period in 2018 primarily due to an increase in our average global AUM. Our average global ETP advisory fee has declined 0.02, from 0.50% to 0.48% at September 30, 2017 and September 30, 2018, respectively, due to the ETFS Acquisition and change in product mix.

Other income

Other income increased 111.6% from $0.4 million in the three months ended September 30, 2017 to $0.9 million in the comparable period in 2018 primarily due to creation/redemption fees earned from the ETFS exchange-traded products.

Operating Expenses

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2018	2017
Compensation and benefits	$17,544	$19,492	$(1,948)	(10.0%)
Fund management and administration	15,292	10,862	4,430	40.8%
Marketing and advertising	3,239	3,314	(75)	(2.3%)
Sales and business development	3,801	3,617	184	5.1%
Contractual gold payments	2,880	—	2,880	n/a
Professional and consulting fees	1,934	1,035	899	86.9%
Occupancy, communications and equipment	1,722	1,378	344	25.0%
Depreciation and amortization	306	353	(47)	(13.3%)
Third-party distribution fees	1,407	710	697	98.2%
Acquisition-related costs	456	—	456	n/a
Other	2,281	1,729	552	31.9%

Total expenses	$50,862	$42,490	$8,372	19.7%

	Three Months Ended September 30,
As a Percent of Revenues:	2018	2017
Compensation and benefits	24.2%	33.8%
Fund management and administration	21.1%	18.8%
Marketing and advertising	4.4%	5.7%
Sales and business development	5.2%	6.3%
Contractual gold payments	4.0%	n/a

	Three Months Ended September 30,
As a Percent of Revenues:	2018	2017
Professional and consulting fees	2.7%	1.8%
Occupancy, communications and equipment	2.4%	2.4%
Depreciation and amortization	0.4%	0.6%
Third-party distribution fees	2.0%	1.2%
Acquisition-related costs	0.6%	n/a
Other	3.1%	3.0%

Total expenses	70.1%	73.6%

Compensation and benefits

Compensation and benefits expense decreased 10.0% from $19.5 million in the three months ended September 30, 2017 to $17.5 million in the comparable period in 2018 due to lower incentive compensation within our U.S. Business segment, partly offset by higher compensation of our International Business segment due to the ETFS Acquisition. Headcount of our U.S. Business segment was 151 and 165 and our International Business segment was 76 and 43 at September 30, 2018 and 2017, respectively.

Fund management and administration

Fund management and administration expense increased 40.8% from $10.9 million in the three months ended September 30, 2017 to $15.3 million in the comparable period in 2018 due to higher average AUM of our International Business segment primarily associated with the ETFS Acquisition. We had 84 and 87 U.S. listed ETFs and 451 and 96 International listed ETPs at September 30, 2018 and 2017, respectively.

Marketing and advertising

Marketing and advertising expense was essentially unchanged from the three months ended September 30, 2017.

Sales and business development

Sales and business development expense was essentially unchanged from the three months ended September 30, 2017.

Contractual gold payments

Contractual gold payments expense was $2.9 million during the three months ended September 30, 2018, which was associated with the payment of 2,375 ounces of gold at an average daily spot price of $1,213 per ounce. See Note 11 to our Consolidated Financial Statements for further information.

Professional and consulting fees

Professional and consulting fees increased 86.9% from $1.0 million in the three months ended September 30, 2017 to $1.9 million in the comparable period in 2018 due to higher professional and corporate consulting-related expenses in our U.S. Business segment.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 25.0% from $1.4 million in the three months ended September 30, 2017 to $1.7 million in the comparable period in 2018 primarily due to office space associated with the ETFS Acquisition, as well as higher real estate taxes.

Depreciation and amortization

Depreciation and amortization expense of $0.3 million was essentially unchanged from the three months ended September 30, 2017.

Third-party distribution fees

Third-party distribution fees increased 98.2% from $0.7 million in the three months ended September 30, 2017 to $1.4 million in the comparable period in 2018 primarily due to a new distribution relationship announced in the fourth quarter of 2017.

Acquisition-related costs

During the three months ended September 30, 2018, we incurred acquisition-related costs of $0.5 million which were primarily associated with the integration of ETFS.

Other

Other expenses increased 31.9% from $1.7 million in the three months ended September 30, 2017 to $2.3 million in the comparable period in 2018 primarily due to higher International Business segment office expenses associated with an increase in headcount from the ETFS Acquisition.

Other Income/(Expenses)

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2018	2017
Interest expense	$(2,747)	$—	$(2,747)	n/a
Gain on revaluation of deferred consideration	7,732	—	7,732	n/a
Interest income	719	772	(53)	(6.9%)
Other gains and losses, net	118	(500)	618	n/a

Total other income/(expenses)	$5,822	$272	$5,550	2,040.4%

	Three Months Ended September 30,
As a Percent of Revenues:	2018	2017
Interest expense	(3.8%)	n/a
Gain on revaluation of deferred consideration	10.7%	n/a
Interest income	1.0%	1.3%
Other gains and losses, net	0.1%	(0.9%)

Total other income/(expenses)	8.0%	0.4%

Interest expense

Interest expense for the three months ended September 30, 2018 of $2.7 million was incurred principally in connection with the $200.0 million term loan (the “Term Loan”) to facilitate the ETFS Acquisition. Our effective interest rate during the period was 5.1% and includes our cost of borrowing and amortization of issuance costs.

Gain on revaluation of deferred consideration

We recognized a gain on revaluation of deferred consideration of $7.7 million during the three months ended September 30, 2018 as the price of gold has declined when compared to June 30, 2018, the date in which the deferred consideration was last measured. The magnitude of the gain recognized is highly correlated to the magnitude of the change in the price of gold. See Note 11 to our Consolidated Financial Statements for further information.

Interest income

Interest income of $0.7 million was essentially unchanged from the three months ended September 30, 2017.

Other gains and losses, net

Other net gains of $0.1 million recognized in the third quarter of 2018 arose from the recognition of an insurance claim reimbursement, partly offset by miscellaneous foreign exchange losses. We reported other net losses of $0.5 million in the third quarter of 2017 which were primarily associated with our short-term investment grade bond portfolio and miscellaneous foreign exchange losses.

Income taxes

Our estimated effective income tax rate for the three months ended September 30, 2018 of 19.9% resulted in income tax expense of $5.5 million. Our tax rate differs from the federal statutory tax rate of 21% primarily due to the non-taxable gain on revaluation of deferred consideration and a lower tax rate on foreign earnings, partly offset by a valuation allowance on foreign net operating losses and state and local income taxes.

Our estimated effective income tax rate for the three months ended September 30, 2017 of 48.5% resulted in income tax expense of $7.5 million. The Company’s tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Selected Operating and Financial Information

	Nine Months Ended September 30,		Change	Percent Change
	2018	2017
Global AUM (in millions)
Average global AUM	$56,162	$44,065	$12,097	27.5%

Operating Revenues (in thousands)
Advisory fees	$203,913	$166,177	$37,736	22.7%
Other income	2,336	1,145	1,191	104.0%

Total revenues	$206,249	$167,322	$38,927	23.3%

Average Global AUM

Our average global AUM increased 27.5% from $44.1 billion in the nine months ended September 30, 2017 to $56.2 billion in the comparable period in 2018 primarily due to the $17.6 billion of AUM acquired in connection with the ETFS Acquisition as well as net inflows into certain of our ETFs. These increases were partly offset by outflows from our two largest U.S. listed ETFs and market depreciation.

Operating Revenues

Advisory fees

Advisory fees increased 22.7% from $166.2 million in the nine months ended September 30, 2017 to $203.9 million in the comparable period in 2018 primarily due to an increase in our average global AUM.

Other income

Other income increased 104.0% from $1.1 million in the nine months ended September 30, 2017 to $2.3 million in the comparable period in 2018 primarily due to creation/redemption fees earned from the ETFS exchange-traded products.

Operating Expenses

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2018	2017
Compensation and benefits	$55,677	$55,787	$(110)	(0.2%)
Fund management and administration	40,825	30,574	10,251	33.5%
Marketing and advertising	10,212	10,676	(464)	(4.3%)
Sales and business development	12,117	9,968	2,149	21.6%
Contractual gold payments	5,595	—	5,595	n/a
Professional and consulting fees	5,130	3,814	1,316	34.5%
Occupancy, communications and equipment	4,659	4,102	557	13.6%
Depreciation and amortization	998	1,042	(44)	(4.2%)
Third-party distribution fees	4,798	2,312	2,486	107.5%
Acquisition-related costs	10,446	—	10,446	n/a
Other	6,332	5,195	1,137	21.9%

Total expenses	$156,789	$123,470	$33,319	27.0%

	Nine Months Ended September 30,
As a Percent of Revenues:	2018	2017
Compensation and benefits	27.0%	33.3%
Fund management and administration	19.8%	18.3%
Marketing and advertising	5.0%	6.4%
Sales and business development	5.9%	6.0%
Contractual gold payments	2.7%	n/a
Professional and consulting fees	2.4%	2.3%
Occupancy, communications and equipment	2.3%	2.4%
Depreciation and amortization	0.4%	0.6%
Third-party distribution fees	2.3%	1.4%
Acquisition-related costs	5.1%	n/a
Other	3.1%	3.1%

Total expenses	76.0%	73.8%

Compensation and benefits

Compensation and benefits expense of $55.7 million was essentially unchanged from the nine months ended September 30, 2017 as compensation expense associated with the ETFS Acquisition was offset by lower incentive compensation within our U.S. Business segment.

Fund management and administration

Fund management and administration expense increased 33.5% from $30.6 million in the nine months ended September 30, 2017 to $40.8 million in the comparable period in 2018 due to higher average AUM of our International Business segment primarily associated with the ETFS Acquisition.

Marketing and advertising

Marketing and advertising expense decreased 4.3% from $10.7 million in the nine months ended September 30, 2017 to $10.2 million in the comparable period in 2018 primarily due to lower levels of advertising related activities of our U.S. Business segment, partly offset by higher expenses within our International Business segment.

Sales and business development

Sales and business development expense increased 21.6% from $10.0 million in the nine months ended September 30, 2017 to $12.1 million in the comparable period in 2018 primarily due to higher spending on sales related activities globally.

Contractual gold payments

Contractual gold payments expense was $5.6 million for the nine months ended September 30, 2018 and represents the payment of 4,460 ounces of gold at an average daily spot price of $1,255 per ounce. See Note 11 to our Consolidated Financial Statements for further information.

Professional and consulting fees

Professional and consulting fees increased 34.5% from $3.8 million in the nine months ended September 30, 2017 to $5.1 million in the comparable period in 2018 due to higher professional and corporate consulting-related expenses globally.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 13.6% from $4.1 million in the nine months ended September 30, 2017 to $4.7 million in the comparable period in 2018 primarily due to office space associated with the ETFS Acquisition.

Depreciation and amortization

Depreciation and amortization expense of $1.0 million was essentially unchanged from the nine months ended September 30, 2017.

Third-party distribution fees

Third-party distribution fees increased 107.5% from $2.3 million in the nine months ended September 30, 2017 to $4.8 million in the comparable period in 2018 primarily due to a new distribution relationship announced in the fourth quarter of 2017 and higher fees paid to our third-party marketing agent in Latin America.

Acquisition-related costs

During the nine months ended September 30, 2018, we incurred acquisition-related costs associated with the ETFS Acquisition of $10.4 million which included professional advisor fees, severance and other compensation costs, a write-off of our office lease and other integration costs.

Other

Other expenses increased 21.9% from $5.2 million in the nine months ended September 30, 2017 to $6.3 million in the comparable period in 2018 primarily due to higher International Business segment office expenses associated with an increase in headcount from the ETFS Acquisition.

Other Income/(Expenses)

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2018	2017
Interest expense	$(5,103)	$—	$(5,103)	n/a
Gain on revaluation of deferred consideration	17,630	—	17,630	n/a
Interest income	2,293	1,999	294	14.7%
Settlement gain	—	6,909	(6,909)	n/a
Other gains and losses, net	(644)	(217)	(427)	196.8%

Total other income/(expenses)	$14,176	$8,691	$5,485	63.1%

	Nine Months Ended September 30,
As a Percent of Revenues:	2018	2017
Interest expense	(2.5%)	n/a
Gain on revaluation of deferred consideration	8.5%	n/a
Interest income	1.1%	1.2%
Settlement gain	n/a	4.1%
Other gains and losses, net	(0.3%)	(0.1%)

Total other income/(expenses)	6.8%	5.2%

Interest expense

Interest expense was $5.1 million for the nine months ended September 30, 2018. Our effective interest rate during the period was 5.0% and includes our cost of borrowing and amortization of issuance costs.

Gain on revaluation of deferred consideration

We recognized a gain on revaluation of deferred consideration of $17.6 million for the nine months ended September 30, 2018. A gain was recognized during the nine months ended September 30, 2018 as the price of gold has declined when compared to April 11, 2018, the date in which the deferred consideration was initially measured. The magnitude of the gain recognized is highly correlated to the magnitude of the change in the price of gold. See Note 11 to our Consolidated Financial Statements for further information.

Interest income

Interest income increased 14.7% from $2.0 million for the nine months ended September 30, 2017 to $2.3 million for the nine months ended September 30, 2018, primarily due to paid-in-kind interest on a note receivable from AdvisorEngine Inc., partly offset by lower interest income on our short-term investment grade bond portfolio which has matured.

Settlement gain

A settlement gain of $6.9 million was recorded during the nine months ended September 30, 2017 representing the fair value of the preferred stock of Thesys Group, Inc. (“Thesys”) that the Company received in connection with the resolution of a dispute regarding its ownership stake in Thesys, which occurred in June 2017.

Other gains and losses, net

Other net losses for the nine months ended September 30, 2018 was $0.6 million and arose from our short-term investment grade bond portfolio, the sale of gold earned on advisory fees paid by physically-backed gold ETPs and miscellaneous foreign exchange losses. These losses were partly offset by an insurance claim reimbursement.

Other net losses for the nine months ended September 30, 2017 was $0.2 million which included a reimbursement of fund-related costs, partly offset by realized losses on our short-term investment grade bond portfolio and miscellaneous foreign exchange losses.

Income taxes

Our estimated effective income tax rate for the nine months ended September 30, 2018 of 24.3% resulted in income tax expense of $15.4 million. Our tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, state and local income taxes and non-deductible acquisition-related costs, partly offset by the non-taxable gain on revaluation of deferred consideration and a lower tax rate on foreign earnings.

Our estimated effective income tax rate for the nine months ended September 30, 2017 of 48.7% resulted in income tax expense of $25.6 million. Our tax rate differs from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting of stock-based compensation awards and state and local income taxes.

Segment Results

The table below presents the results of our U.S. Business and International Business reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Business Segment
Operating revenues
Advisory fees	$50,216	$54,749	$158,665	$159,417
Other income	173	140	482	371

Total operating revenues	$50,389	$54,889	$159,147	$159,788

Total operating expenses	$(33,774)	$(36,846)	$(115,442)	$(107,023)

Other income/(expenses)
Interest expense	$(196)	$—	$(369)	$—
Interest income	719	772	2,293	1,999
Settlement gain	—	—	—	6,909
Other gains and losses, net	318	(322)	26	39

Total other income	$841	$450	$1,950	$8,947

Total income before taxes (U.S. Business Segment)	$17,456	$18,493	$45,655	$61,712

Average assets during the period (in millions)	$41,555	$43,523	$43,546	$42,592
Average ETF advisory fee during the period	0.48%	0.50%	0.49%	0.50%
International Business Segment
Operating revenues
Advisory fees	$21,463	$2,544	$45,248	$6,760
Other income	718	281	1,854	770

Total operating revenues	$22,181	$2,825	$47,102	$7,534

Total operating expenses	$(17,088)	$(5,644)	$(41,347)	$(16,447)

Other income/(expenses)
Interest expense	$(2,551)	$—	$(4,734)	$—
Interest income	—	—	—	—
Gain on revaluation of deferred consideration	7,732	—	17,630	—
Other gains and losses, net	(200)	(178)	(670)	(256)

Total other income/(expenses)	$4,981	$(178)	$12,226	$(256)

Total income/(loss) before taxes (International Business Segment)	$10,074	$(2,997)	$17,981	$(9,169)

Average assets during the period (in millions)	$17,905	$1,693	$12,616	$1,473
Average ETP advisory fee during the period	0.48%	0.60%	0.48%	0.60%
Income/(loss) before taxes
U.S. Business segment	$17,456	$18,493	$45,655	$61,712
International Business segment	10,074	(2,997)	17,981	(9,169)

Total income before taxes	$27,530	$15,496	$63,636	$52,543

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

U.S. Business segment

Operating revenues of the U.S. Business segment declined 8.2% from $54.9 million in the three months ended September 30, 2017 to $50.4 million in the comparable period in 2018. The decrease was due to lower average AUM and lower average U.S. listed advisory fees due to a change in product mix. Our average U.S. listed ETF advisory fee was 0.48% and 0.50% during the three months ended September 30, 2018 and September 30, 2017, respectively.

Operating expenses of the U.S. Business segment declined 8.3% from $36.8 million in the three months ended September 30, 2017 to $33.8 million in the comparable period in 2018 primarily due to lower incentive compensation and lower sales and business development. These decreases were partly offset by higher professional fees and higher third-party distribution fees. Headcount of our U.S. Business segment was 165 and 151 at September 30, 2017 and 2018, respectively.

Other income, net of the U.S. Business segment increased by 86.9%, from $0.5 million in the three months ended September 30, 2017 to $0.8 million in the comparable period in 2018, largely due to an insurance claim reimbursement recognized in the current period coupled with realized losses on our short-term investment grade bond portfolio recognized in the prior year.

International Business segment

Operating revenues of the International Business segment increased $19.4 million, from $2.8 million in the three months ended September 30, 2017 to $22.2 million in the comparable period in 2018. This increase was attributable to higher average AUM primarily due to the $17.6 billion of AUM acquired in connection with the ETFS Acquisition.

Operating expenses of the International Business segment increased 202.8% from $5.6 million in the three months ended September 30, 2017 to $17.1 million in the comparable period in 2018, primarily due to the ETFS Acquisition. Fund management and administration expense and compensation expense increased due to higher average AUM and higher headcount, respectively. In addition, during the three months ended September 30, 2018 we recognized contractual gold payments expense of $2.9 million. Headcount of our International Business segment was 43 and 76 at September 30, 2017 and 2018, respectively.

Other income, net of the International Business segment was $5.0 million for the three months ended September 30, 2018, which was comprised of a gain on revaluation of deferred consideration of $7.7 million, partly offset by interest expense of $2.6 million incurred principally in connection with the Term Loan and other losses of $0.2 million.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

U.S. Business segment

Operating revenues of the U.S. Business segment of $159.2 million was essentially unchanged from the nine months ended September 30, 2017, as higher average AUM was offset by lower average U.S. listed ETF advisory fees due to a change in product mix. Our average U.S. listed ETF advisory fee was 0.49% and 0.50% during the nine months ended September 30, 2018 and September 30, 2017, respectively.

Operating expenses of the U.S. Business segment increased 7.9% from $107.0 million in the nine months ended September 30, 2017 to $115.4 million in the comparable period in 2018. Included in the nine months ended September 30, 2018 were acquisition-related costs associated with the ETFS Acquisition of $8.2 million. These costs included professional advisor fees and integration costs. In addition, the increase was also attributable to higher professional fees, higher spending on sales related activities and higher third-party distribution fees expense due to a new distribution relationship announced in the fourth quarter of 2017. These increases were partly offset by lower incentive compensation.

Other income, net of the U.S. Business segment declined 78.2% from $8.9 million in the nine months ended September 30, 2017 to $2.0 million in the comparable period in 2018. This decline was principally due to the $6.9 million settlement gain which was recognized in June 2017.

International Business segment

Operating revenues of the International Business segment increased $39.6 million, from $7.5 million in the nine months ended September 30, 2017 to $47.1 million in the comparable period in 2018. This increase was attributable to higher average AUM which increased primarily due to $17.6 billion of AUM acquired in connection with the ETFS Acquisition.

Operating expenses of the International Business segment increased 151.4% from $16.4 million in the nine months ended September 30, 2017 to $41.3 million in the comparable period in 2018, primarily due to the ETFS Acquisition. Fund management and administration expense and compensation expense increased due to higher average AUM and higher headcount, respectively. In addition, during the nine months ended September 30, 2018 we recognized contractual gold payments expense of $5.6 million and acquisition-related costs of $2.2 million associated with the ETFS Acquisition.

Other income, net of the International Business segment was $12.2 million for the nine months ended September 30, 2018, which was comprised of a gain on revaluation of deferred consideration of $17.6 million, partly offset by interest expense of $4.7 million incurred principally in connection with the Term Loan and other losses of $0.7 million. The other losses represent realized losses arising from the sale of gold earned on advisory fees paid by physically-backed gold ETPs associated with the ETFS Acquisition and miscellaneous foreign exchange losses.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2018	December 31, 2017
Balance Sheet Data (in thousands):
Cash and cash equivalents	$77,125	$54,193
Securities owned, at fair value	4,426	66,294
Securities held-to-maturity	20,199	21,299
Accounts receivable	25,528	21,309

Total: Liquid assets	127,278	163,095
Less: Total current liabilities	(61,384)	(57,348)

Subtotal	65,894	105,747
Plus: Revolving credit facility - undrawn	50,000	—

Total: Available liquidity	$115,894	$105,747

	Nine Months Ended September 30,
	2018	2017
Cash Flow Data (in thousands):
Operating cash flows	$30,200	$31,079
Investing cash flows	(181,764)	(17,809)
Financing cash flows	175,654	(36,950)
Foreign exchange rate effect	(1,158)	1,179

Increase/(decrease) in cash and cash equivalents	$22,932	$(22,501)

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

Cash and cash equivalents increased $22.9 million in the nine months ended September 30, 2018 due to $200.0 million proceeds from the issuance of long-term debt, $64.5 million from sales and maturities of debt securities available-for-sale, $30.2 million of cash generated by our operating activities and $1.1 million from held-to-maturity securities called or maturing during the period. These increases were partly offset by $239.3 million of cash paid upon closing of the ETFS Acquisition, net of cash acquired, $14.2 million used to pay dividends on our common stock, $8.7 million used to pay credit facility issuance costs, $8.0 million used to fund the AdvisorEngine note receivable, $1.4 million used to repurchase our common stock and $1.3 million used for other activities.

Cash and cash equivalents decreased $22.5 million in the nine months ended September 30, 2017 due to $76.8 million used to purchase securities available-for-sale, $32.8 million used to pay dividends on our common stock, $5.0 million invested in AdvisorEngine, $4.2 million used to repurchase our common stock and $3.0 million used to purchase held-to-maturity securities. These decreases were partly offset by $65.1 million from sales and maturities of securities available-for-sale, $31.1 million of cash generated by our operating activities, $2.2 million from held-to-maturity securities called or maturing during the period and $0.9 million generated from other activities.

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

The Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Credit Agreement contains customary negative covenants, including among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchasing equity interests of ours, entering into affiliate transactions and asset sales. The Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

We were in compliance with our covenants under the Credit Agreement during the period April 11, 2018 through September 30, 2018.

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

During the three months ended September 30, 2018, we repurchased 47,816 shares of our common stock under the repurchase program for an aggregate cost of $0.4 million. Currently, $87.2 million remains under this program for future purchases.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of September 30, 2018:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term Loan	$200,000	$—	$200,000	$—	$—
Operating leases	34,128	1,282	8,464	8,638	15,744

Total	$234,128	$1,282	$208,464	$8,638	$15,744

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

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all of the Company’s intangible assets is November 30th.

Investments, Carried at Cost

We account for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (A) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (B) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements.

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

Interest Rate Risk

To maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and short-term investment grade corporate bonds which totaled $113.1 million and $55.0 million as of December 31, 2017 and September 30, 2018, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

Commodity Price Risk

The completion of the ETFS Acquisition has provided us with an industry leading position in European listed gold and commodity products. Fluctuations in the prices of commodities that are linked to certain of these ETPs could have a material adverse effect on ETFS’s AUM and revenues. In addition, a portion of the advisory fee revenues we receive on our ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation that we assumed in connection with the ETFS Acquisition (See Note 11 to our Consolidated Financial Statements). While we may readily sell the gold that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of gold and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this gold exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. See “Changes in Internal Control over Financial Reporting” below for a discussion regarding the ETFS Acquisition which we completed on April 11, 2018 (See Note 3 to our Consolidated Financial Statements).

Changes in Internal Control over Financial Reporting

As of the date of this Report, we are in the process of integrating the acquired operations of ETFS into our overall internal control over financial reporting (“ICFR”). We currently anticipate that we will be deferring our assessment of the ICFR related to ETFS, which for the nine months ended September 30, 2018 represented approximately 18% of our total revenues.

Notwithstanding the recently completed ETFS Acquisition, during the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2018 to July 31, 2018	30,852	$9.32	30,852
August 1, 2018 to August 31, 2018	13,453	$8.09	13,453
September 1, 2018 to September 30, 2018	3,511	$7.88	3,511

Total	47,816	$8.87	47,816	$87,184

(1)

On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100.0 million. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019, increasing the total authorized repurchase amount to $100.3 million. During the three months ended September 30, 2018, we repurchased 47,816 shares of our common stock under this program for an aggregate cost of $0.4 million. As of September 30, 2018, $87.2 million remained under this program for future purchases. Under the terms of the Credit Agreement governing the Credit Facility, share repurchases are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the Credit Agreement) has occurred and is continuing at the time the stock repurchase is made (See Note 12 to our Consolidated Financial Statements). However, our ability to purchase shares of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations will not be restricted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETF Securities Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

31.1 (1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act

31.3 (1)	Certification of Chief Accounting Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

101 (1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November 2018.

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