Form 10-K
period 2018-12-31
WisdomTree Investments, Inc.
filed 2019-03-01
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2018

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

At June 30, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates (computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June 29, 2018) was $1,190,612,875. At February 21, 2019, there were 155,147,904 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE INVESTMENTS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2018

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree Investments, Inc. and its subsidiaries.

WisdomTree® and Modern AlphaTM are trademarks of WisdomTree Investments, Inc. in the United States and in other countries. All other trademarks are the property of their respective owners.

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

In particular, forward-looking statements in this Report may include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets and exchange traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully manage our business in non-U.S. markets; and

•	the effect of laws and regulations that apply to our business.

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

Our Company

We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are one of the leading ETP sponsors in the world based on assets under management, or AUM, with AUM of $54.1 billion globally as of December 31, 2018. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.

Our family of ETFs includes funds that track our own indexes, funds that track third-party indexes and actively managed funds. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends or earnings, whereas most other ETF industry indexes use a capitalization weighted methodology. Our broad regulatory exemptive relief enables us to use our own indexes for certain of our ETFs and actively manage other ETFs. We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers and institutional investors.

We focus on creating ETFs for investors that offer thoughtful innovation, smart engineering and redefined investing. We have launched many first-to-market ETFs in the United States and pioneered alternative weighting and performance methods commonly referred to as “smart beta.” However, our U.S. listed ETFs are not beta, but rather an investment innovation we call “Modern Alpha.” Our Modern Alpha approach combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective ETFs that are built to perform.

We strive to deliver a better investing experience through innovative solutions. Continued investments in technology-enabled services and the launch of our Advisor Solutions program in October 2017, which includes portfolio construction, asset allocation, practice management services and wealth management technology via the AdvisorEngine platform, have been made to differentiate us in the market, expand our distribution and further enhance our relationships with financial advisors.

We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc.

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in our U.S. Business and International Business segments. Our international segment includes our European business and our Canadian business.

In April 2018, we acquired the European exchange-traded commodity, currency and short-and-leveraged business, or ETFS, of ETFS Capital Limited, or ETFS Capital. Throughout this report, we refer to the acquired business as ETFS and the acquisition as the ETFS Acquisition. ETFS had approximately $17.6 billion of AUM as of April 10, 2018. Following the ETFS Acquisition we became the largest global independent ETP provider based on AUM, with significant scale and presence in the U.S. and Europe, the two largest ETP markets.

U.S. Business Segment

Our U.S. listed ETFs’ AUM decreased from $46.8 billion at December 31, 2017 to $35.5 billion at December 31, 2018 due to net outflows primarily from our two largest U.S. listed ETFs, the WisdomTree Europe

Hedged Equity Fund, or HEDJ, and the WisdomTree Japan Hedged Equity Fund, or DXJ, and market depreciation. These decreases were partly offset by net inflows into certain of our U.S. listed ETFs (including within our fixed income, U.S. equity, emerging markets and alternative strategy ETFs).

International Business Segment

Our international ETFs’ AUM increased from $2.1 billion at December 31, 2017 to $18.6 billion at December 31, 2018 primarily due to the $17.6 billion of AUM acquired in connection with the ETFS Acquisition and net inflows, partly offset by market depreciation.

Consolidated Operating Results

The following table sets forth our revenues and net income for the last three years. Prior period amounts previously disclosed have been reclassified to conform with our current presentation. These reclassifications had no effect on previously reported net income.

•

Revenues – We recorded operating revenues of $274.1 million during the year ended December 31, 2018, up 20.1% from the year ended December 31, 2017 primarily due to the ETFS Acquisition, partly offset by lower average AUM of our U.S. Business segment.

•

Expenses – Total operating expenses increased 18.8% from the year ended December 31, 2017 to $212.8 million primarily due to expenses associated with the ETFS acquired business, higher acquisition-related costs and higher third-party distribution fees. These expenses were partly offset by lower compensation expense in our U.S. Business segment.

•	Other Income/(Expenses) – Other income/(expense) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration, impairment charges and other gains and losses.

•	Net income – Net income increased 34.7% from the year ended December 31, 2017 to $36.6 million.

Seasonality

We believe seasonal fluctuations in the asset management industry are common, however such trends are generally masked by global market events and market volatility in general. Therefore, period to period comparisons of ours or the industry’s flows and operating results may not be meaningful or indicative of results in future periods.

Assets Under Management

WisdomTree ETPs

A significant portion of our AUM historically has been held in ETFs that invest in foreign securities. Therefore, our AUM and revenues are affected by movements in global capital markets and the strengthening or weakening of the U.S. dollar against other currencies. Over the last three years, concentrations in our two largest ETFs, HEDJ, our European equity ETF which hedges exposure to the euro, and DXJ, our Japanese equity ETF which hedges exposure to the yen have declined dramatically. Negative investor sentiment toward these products has led to net outflows of $23.8 billion during this timeframe and our concentrations in these two products were reduced from 42% on January 1, 2016 to 14% at December 31, 2018. While reduced, our exposure to these two

ETFs remains significant and therefore the strengthening of the euro or yen against the U.S. dollar, the decline in European or Japanese equity markets, or political or other market risks in either of these markets, may have an adverse effect on our results.

The chart below sets forth the asset mix of our ETPs for the last three years:

The ETFS Acquisition diversified our investment theme concentrations by adding commodity exposures, predominantly gold, that historically have been negatively correlated with our two largest U.S. listed ETFs, HEDJ and DXJ. While, we therefore may experience improved stability of AUM and lower overall AUM volatility, we can provide no assurance that this will be the case.

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

We believe ETPs, the vast majority of which are comprised of ETFs, have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2018, there were approximately 8,200 ETPs in globally with aggregate AUM of $4.8 trillion.

The chart below reflects the AUM of the global ETP industry since 2002:

Source: BlackRock

As of December 31, 2018, we were the twelfth largest ETP sponsor globally based on AUM.

                                                                          Source: Morningstar

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

•

Tax efficiency. In the U.S., whenever a mutual fund or ETF realizes a capital gain that is not balanced by a realized loss, it must distribute the capital gain to its shareholders. These gains are taxable to all shareholders, even those who reinvest the gain distributions in additional shares of the fund. However, most ETFs typically redeem their shares through “in-kind” redemptions in which low-cost securities are transferred out of the ETF in exchange for fund shares in a non-taxable transaction. By using this process, ETFs can avoid the transaction fees and tax impact incurred by mutual funds that sell securities to generate cash to pay out redemptions.

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

•

Improved access to specific asset classes. Investors often use ETFs to gain access to specific market sectors or regions around the world by investing in an ETF that holds a portfolio of securities in that region or segment rather gaining exposure by purchasing individual securities or physical commodities.

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

The asset management industry experienced a pullback in net flows from the prior year due to uncertainties arising from U.S. trade policies toward China and other trading partners, increases in interest rates and recessionary concerns. While the market backdrop had an adverse impact to the industry, the ETF sector continues to demonstrate that it is favored amongst investors. According to the Investment Company Institute, from January 1, 2016 through December 31, 2018, equity ETFs have generated positive inflows of approximately $743 billion while long-term equity mutual funds have experienced outflows of approximately $678 billion. In addition, ETF fixed income flows are benefiting from a broader range of investors gravitating toward fixed income products in the ETF structure. We believe this trend is due to the inherent benefits of ETFs—transparency, liquidity and tax efficiency.

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

•

Move to fee-based models. In April 2016, the Department of Labor, or DOL, published its final rule to address conflicts of interest in retirement advice, commonly referred to as the Fiduciary Rule, and full compliance with the rule was required by July 1, 2019. However, in 2018, court rulings vacated the Fiduciary Rule. Even though the Fiduciary Rule was vacated, in response to preparing for compliance with the Fiduciary Rule, many financial advisors over the last several years have changed the revenue model that they charge clients from one that is “transaction-based,” that is, based on commissions for trades or receiving sales loads, to a “fee-based” approach, where an overall fee is charged based on the value of AUM. This fee-based approach lends itself to the adviser selecting no-load, lower-fee financial products, and in our opinion, better aligns advisers with the interests of their clients. Since ETFs generally charge lower fees than mutual funds, we believe this model shift, which we anticipate will remain in place even though the Fiduciary Rule was vacated, will benefit the ETF industry. As major brokerage firms and asset managers encourage their advisers to move towards fee-based models, we believe overall usage of ETFs likely will increase.

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

•

International markets. We believe the growth of ETFs is a global phenomenon. While the U.S. currently represents the vast majority of global ETF assets, Europe, Canada, Asia and Latin America are growing. Many of the same growth drivers powering the U.S. ETF industry are taking hold in global markets. Additionally, there is an increasing trend of non-U.S. institutional investors investing in U.S. listed ETFs.

•

Changing regulatory landscape. Many regulators globally are implementing rules that favor fee-based account structures, barring of commissions or incentives to advisors that put their interests ahead of clients and promoting trading of ETFs. We believe these regulatory changes are conducive to ETF growth.

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

•

Strong performance. We create our own indexes, most of which weight companies in our equity ETFs by a measure of fundamental value and are rebalanced annually. By contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. In addition, we also offer actively managed ETFs, as well as ETFs based on third-party indexes. In evaluating the performance of our U.S. listed equity, fixed income and alternative ETFs against actively managed and index based mutual funds and ETFs, 81.4% of the $33.7 billion invested in our ETFs and 67.1% (49 of 73) of our ETFs covered by Morningstar as of December 31, 2018 outperformed their comparable Morningstar average since inception.

•

Differentiated product set, powered by innovation and performance. Our products span a variety of traditional and high growth asset classes, including equities, fixed income, currencies and alternatives, and include both passive and actively managed funds. Our innovations include launching the following industry firsts:

•	the first emerging markets small-cap equity ETF;

•	the first actively managed currency ETF;

•	the first ETF to provide investors with access to the Additional Tier 1 Contingent Convertible, or CoCo, bond market;

•	one of the first international local currency denominated fixed income ETFs;

•	the first managed futures strategy ETF;

•	the first currency hedged international equity ETFs in the U.S.;

•	the first 90/60 balanced ETF;

•	the first multifactor ETFs incorporating dynamic currency hedging as a factor; and

•	the first smart beta corporate bond suite.

Our product development strategy utilizes our Modern Alpha approach, which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Components of our Modern Alpha approach include:

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

We believe that our Modern Alpha approach, our expertise in product development combined with our self-indexing capabilities and regulatory exemptive relief provides a strategic advantage, enabling us to launch innovative ETFs.

•

Extensive marketing, research and sales efforts. We have invested significant resources to establish the WisdomTree brand through online and television targeted advertising, social media, as well as through our public relations efforts. Close to half of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisors, independent advisory firms and institutional investors who use our ETFs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisors at leading national brokerage firms, registered investment advisers and high net worth advisers. We believe that by strategically aligning these adviser relationships and marketing campaigns with targeted research and sales initiatives and products that align with market sentiment, we differentiate ourselves from our competitors.

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

•

Foster deeper relationships through technology-driven solutions. We believe that the asset management industry is undergoing rapid change and technology is altering the way financial advisors conduct business. Our Advisor Solutions platform, which was named “Fund Innovation of the Year” at the 2018 Mutual Fund Industry Awards, is focused on providing technology-enabled solutions to help financial advisors address technology challenges and grow and scale their businesses.

The Advisor Solutions program includes:

•	wealth investment research and ETF education;

•

portfolio construction services such as the award-winning Digital Portfolio Developer, or DPD, an enhanced portfolio construction tool that assists financial advisors in analyzing an existing investment portfolio by analyzing the data and providing alternative portfolio approaches to consider in seeking to improve outcomes based on different measures. DPD won the “Thought Leadership Initiative of the Year” award at the 2018 WealthManagement.com Industry Awards;

•

access to ETF model portfolios, which are currently available on the platforms of TD Ameritrade, Envestnet, Key Bank, Oranj, Interactive Brokers and another large independent broker-dealer. Our model portfolios are a natural extension of our research capabilities and provide advisors access to an open-architecture approach, a tenured team and a firm dedicated to innovation and value creation;

•	practice management resources, including access to thought leaders in retirement planning, leadership and behavioral finance; and

•

wealth management technology through AdvisorEngine Inc., or AdvisorEngine, a customizable end-to-end platform for financial advisors. AdvisorEngine offers a range of distinct products that provide advisors with new client prospecting tools, online client onboarding, institutional grade analytics, trading, performance reporting and billing. It provides these features from an advisor-centric point of view, allowing advisors to deepen their engagement with clients and demonstrate the value of the advisory relationship.

•

Increase penetration within existing distribution channels and expand into new distribution channels. We believe there is an opportunity to increase our market share by further penetrating existing distribution channels, expanding into new distribution channels and cross-selling additional WisdomTree ETFs. For example, since October 2017, we have entered into the following arrangements that offer us preferred or exclusive access for our products:

•

TD Ameritrade. In October 2017, 72 of our U.S. listed ETFs were added to TD Ameritrade’s expanded and enhanced commission-free ETF program, which allows for investors using the TD Ameritrade platform to purchase these ETFs without incurring the costs of trading commission fees. This commission-free access spans asset classes including equities, fixed income and alternatives, and includes a variety of investment categories in which we are a smart beta ETF provider.

•

Cetera. In July 2018, our U.S. listed ETFs and our Advisor Solutions program were made available on the no-transaction fee product platform of Cetera Financial Group, the second largest independent financial advisor network in the nation. This allows for Cetera’s network of independent broker-dealers to access our diverse line-up of ETF products with no transaction fees.

•	Ally Invest. In August 2018, our full range of U.S. listed ETFs were made available commission-free on Ally Invest’s online trading platform.

•	E*Trade. In September 2018, 77 of our U.S. listed ETFs were added to E*Trade’s Custody Advantage program.

•

PIMCO. In October 2018, we entered into a collaboration with PIMCO in which PIMCO’s fixed income ETFs were added to three of our ETF model portfolios available to advisors in the Model Market Center on the TD Ameritrade Institutional Platform and through AdvisorEngine.

•	BNY Mellon. In January 2019, eight of our U.S. listed ETFs were added to BNY Mellon’s Pershing Fundvest ETF, a no transaction fee ETF platform.

•

Schwab ETF OneSource. In February 2019, we expanded our offerings of our U.S. listed ETFs on the Schwab ETF One Source platform, one of the largest commission-free ETF programs in the industry. Schwab clients can buy and sell 65 of our U.S. listed ETFs through the platform.

We plan to continue to enter into new distribution and other commercial arrangements to deepen and broaden our distribution capabilities.

•

Leverage data intelligence to serve and expand investor base and improve sales and marketing effectiveness. Our collaboration with IBM’s Advanced Analytics platform led to the development of a cognitive customer-focused lead prioritization system leveraging IBM Watson which has enhanced our distribution efforts. The system evaluates data across structured and unstructured sources such as historical investment data, market data and investor activity history, extracting behavioral insights, and is designed to enable our sales and marketing teams to optimize outreach to our current and potential investor base.

•	Capitalize on international demand for ETFs. We have taken the following steps over the past few years to broaden our reach around the world:

•

Europe. In April 2018, we completed the ETFS Acquisition which provided immediate scale in Europe, an industry leading position in European listed gold and commodity products, greater AUM diversification globally, and profitability within our International Business segment. We believe the acquisition also will help accelerate growth of our existing UCITS and leveraged and inverse products by leveraging the relationships and platform access that ETFS had previously.

•

Canada. We first established an office in Toronto in April 2016 and began distributing a select range of locally listed ETFs in July 2016. In November 2017, we acquired eight Canadian listed ETFs from Questrade, Inc., which represented approximately $77.4 million in AUM at closing. As part of the transaction, our Canadian subsidiary became a premier provider of ETFs available for purchase on a commission-free basis on Questrade’s self-directed platform, including all of our Canadian listed ETFs. We currently have listed 15 WisdomTree branded Canadian ETFs. During the year ended December 31, 2018, we had $312 million of net inflows in Canada.

•

Latin America. We have cross-listed many of our ETFs on the Mexican stock exchange, targeting institutional investors trading foreign securities in Mexico. We are also party to a marketing arrangement with the Compass Group to market WisdomTree ETFs in Latin America.

•	Israel. We have a marketing arrangement to market WisdomTree ETFs in Israel.

•

Asia. In January 2018, we entered into an agreement with Premia under which it provides promotional, marketing, product consulting and general education support for WisdomTree ETFs in specific Asian countries. In July 2018, we determined to restructure our distribution strategy in Japan through the closure of our Japanese sales office and expansion of our existing relationship with Premia to manage distribution of our products in Japan. We also entered into a global product partnership with ICBC Credit Suisse Asset Management (International) Company Limited in July 2016 to launch, market and distribute ETFs that track the S&P China 500 Index. A Luxembourg UCITS ETF listed in Europe in July 2016 marked the first product in this collaboration.

As ETFs are increasingly traded globally, we believe that international expansion of our marketing, communication and sales strategies will provide significant growth avenues to participate in new regional markets as well as increasing cross-border investments by non-U.S. institutional investors.

•

Launch innovative new products that diversify our product offerings and revenues. We have launched many first-to-market ETFs in the United States and pioneered alternative weighting and performance methods commonly referred to as “smart beta.” However, our U.S. listed ETFs are not beta, but rather an investment innovation we call “Modern Alpha.” Our Modern Alpha approach combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. We believe our track record demonstrates that we can create and sell innovative ETFs that meet market demand.

•

Selectively pursue acquisitions or other strategic transactions. We may pursue acquisitions or other strategic transactions that will enable us to strengthen our current business, expand and diversify our product offerings, complement our Advisor Solutions program, increase our AUM or enter into new markets. We believe pursuing acquisitions or other strategic transactions is a cost-effective means of growing our business and AUM.

Regulatory Framework of the ETF Industry

Not all ETPs are ETFs. ETFs are a distinct type of security with features that are different than other ETPs. ETFs are open-end investment companies or unit investment trusts regulated in the U.S. by the Investment Company Act of 1940, or the Investment Company Act. This regulatory structure is designed to provide investor protection within a pooled investment product. For example, the Investment Company Act requires that at least 40% of the Trustees for each ETF must not be affiliated persons of the fund’s investment manager, or Independent Trustees. If the ETF seeks to rely on certain rules under the Investment Company Act, a majority of the Trustees for that ETF must be Independent Trustees. In addition, as discussed below, ETFs have received exemptive orders from the staff of the SEC which exempt them from certain provisions of the Investment Company Act; however, ETFs generally operate under regulations that prohibit affiliated transactions, are subject to standard pricing and valuation rules and have mandated compliance programs. ETPs can take a number of forms in addition to ETFs, including exchange-traded notes, grantor trusts or limited partnerships. In the U.S. market, a key factor differentiating ETFs, grantor trusts and limited partnerships from exchange-traded notes is that the former hold assets underlying the ETP. Exchange traded notes, on the other hand, are debt instruments issued by the exchange-traded note sponsor. Also, each of these structures has implications for taxes, liquidity, tracking error and credit risk.

Because ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors and ETFs need to obtain “exemptive relief” from the SEC from certain provisions of the Investment Company Act in order to operate ETFs. This exemptive relief allows the ETF sponsor to bring to market the ETFs for which the relief was requested and obtained. Applying for exemptive relief can be costly and take several months to several years depending on the type of exemptive relief sought and type of ETF. See “Business—Regulation” below.

Our Product Categories

Commodity & Currency

The ETFS Acquisition provided us with an industry leading position in European listed gold and commodity products. The platform also offers products with exposure to other precious metals and commodities such as silver and platinum, oil and energy, agriculture and broad basket commodities. Our currency products provide investors with exposure to developed and emerging markets currencies, as well as exposures to foreign currencies relative to the U.S. dollar. Total AUM of our Commodity & Currency ETPs was $16.3 billion at December 31, 2018.

International Developed Market Equity

Our International Developed Market Equity products offer a variety of strategies including currency hedged and dynamic currency hedged products, exposures to large, mid and small cap companies in these markets and multifactor strategies. Included within this family are our two largest U.S. listed ETFs, DXJ and HEDJ. Total AUM of our International Developed Market Equity ETFs was $14.6 billion at December 31, 2018.

U.S. Equity

We offer equity products that provide access to the securities of large, mid and small-cap companies located in the U.S., as well as particular market sectors and styles. Our U.S. Equity products track our own indexes, the majority of which are fundamentally weighted as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe weighting equity markets by dividends and income, rather than by market capitalization, can provide investors with better risk-adjusted returns over longer term periods in core equity exposures. Total AUM of our U.S. Equity products was $13.3 billion at December 31, 2018.

Emerging Market Equity

Our Emerging Market Equity products provide access to exposure of large, mid and small-cap companies located in Taiwan, China, India, Russia, South Africa, South Korea and other emerging markets regions. These products also track our own indexes, which are fundamentally weighted focusing on securities of companies that pay regular cash dividends or that have generated positive cumulative earnings over a certain period. Total AUM of our Emerging Market Equity products was $5.3 billion at December 31, 2018.

Leveraged & Inverse

We offer leveraged products which seek to achieve a return that is a multiple of the performance of the underlying index and inverse products that seek to deliver the opposite of the performance in the index or benchmark they track. Strategies span across equity, commodity, government bond and currency exposures. Total AUM of our Leveraged & Inverse products was $1.3 billion at December 31, 2018.

Fixed Income

Our Fixed Income products seek to enhance income potential within the fixed income universe. We offer a suite of rising rate bond products based on leading fixed income benchmarks we license from third parties. We also launched the industry’s first smart beta corporate bond suite. Other product offerings include those that seeks to track a yield-enhanced index of U.S. investment grade bonds and international fixed income products which are denominated in either local or U.S. currencies. Total AUM of our Fixed Income products was $2.6 billion at December 31, 2018.

Alternatives

Our Alternative products include the industry’s first managed futures strategy ETF and a global real return ETF. We also offer a dynamic long/short U.S. equity ETF, a dynamic bearish U.S. equity ETF and a collateralized put write strategy ETF on the S&P 500 index. We also intend to explore additional alternative strategy products in the future. Total AUM of our Alternative Strategy products was $0.8 billion at December 31, 2018.

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

We have developed an extensive network and relationships with financial advisors and we believe our ETFs and related research are well structured to meet their needs and those of their clients. We have taken steps to enhance and form new relationships through our Advisor Solutions program which focuses on providing technology-enabled solutions to help financial advisors grow and scale their businesses. In addition, senior advisors of ours participate as keynote speakers in various industry and WisdomTree hosted conferences and events. Our sales professionals act in a consultative role to provide financial advisors with value-added services. We seek to consistently grow our network of financial advisors and we opportunistically seek to introduce new products and services that best deliver our investment strategies to investors through these distribution channels. We have our own team of approximately 60 sales professionals globally as of December 31, 2018. We have restructured our U.S. sales force to enhance our interactions with financial advisors to further penetrate existing sales channels, and to better service new emerging distribution channels.

In addition, we have agreements with third parties to serve as the external marketing agents for the WisdomTree ETFs in Latin America, Australia, New Zealand, Israel and specific Asian countries, including Japan, as well as with certain brokerage firms to allow certain of our ETFs to trade commission free on their brokerage platforms in exchange for a percentage of our advisory fee revenues from certain AUM. We believe these arrangements expand our distribution capabilities in a cost-effective manner and we may continue to enter into such arrangements in the future.

Our marketing efforts are focused on three objectives: Increase our global brand awareness, leverage a robust-data driven digital sales experience to generate new clients and drive inflows to our ETFs and retaining existing clients, with a focus on cross-selling additional WisdomTree ETFs. We pursue these objectives through an omni-channel marketing strategy targeting at financial advisors. We utilize the following strategies:

•

Targeted advertising. We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising runs exclusively on the cable networks CNBC, Fox Business and Bloomberg Television; online advertising runs on investing or ETF-specific web sites, such as www.seekingalpha.com and www.etfdatabase.com using targeted dynamic and personalized ad messaging.

•

Media relations. We have a full-time global corporate communications and public relations team who has established relationships with major financial media outlets. We utilize these relationships to help increase global awareness of the WisdomTree ETFs and the ETF industry in general in the United States, Canada, Europe and Asia. Several members of our management team and multiple members of our research team are frequent market commentators and conference panelists.

•

Database Messaging Strategy. We have a database of financial advisors to which we regularly market through a series of messages across channels (email, display, site) that are triggered based on user interest and predictive analytics, on-demand research presentations, ETF-specific or educational events and presentations and market commentary from our senior investment strategy adviser, Professor Jeremy Siegel.

•

Social media. We have implemented a social media strategy that allows us to connect directly with financial advisors and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continually enhance our brand reputation of expertise and thought leadership in the ETF industry. For example, we have an established presence on LinkedIn, Twitter and YouTube, and our blog content is syndicated across multiple business-oriented websites.

•	Sales support. We create comprehensive materials to support our sales process including whitepapers, research reports, webinars, blogs, podcasts, videos and performance data for our ETFs.

We will continue to evolve our marketing and communication efforts in response to changes in the ETF industry, market conditions and marketing trends.

Our research team has three core functions: index development and oversight, investment research and sales support. In its index development and oversight role, the research group is responsible for creating the investment methodologies and overseeing the maintenance of our indexes that the WisdomTree ETFs are designed to track. The team also provides a variety of investment research around these indexes and market segments. Our research is typically academic-type research to support our products, including white papers on the strategies underlying our indexes and ETFs, investment insights on current market trends, and types of investment strategies that drive long-term performance. We distribute our research through our sales professionals, online through our website and blog, targeted emails to financial advisors, or through financial media outlets. On some occasions, our research has been included in “op-ed” articles appearing various publications. Shorter research notes are also developed to promote our ideas, which are distributed online through social media channels. Finally, the research team supports our sales professionals in meetings as market experts and through custom analysis on client portfolio holdings. In addition, we consult with our senior advisers, including Professor Jeremy Siegel, on product development ideas and market commentaries.

Product Development

We are focused on driving continued growth through innovative product development including through our Modern Alpha approach which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Due to our broad based regulatory exemptive relief, proprietary index development capabilities and a strategic focus on product development at the senior management level, we have demonstrated an ability to launch innovative and differentiated ETFs. When developing new funds, we seek to introduce products that can be first to market, offer improvement in structure or strategy relative to an incumbent product or offer some other key distinction relative to an incumbent product. In short, we want to add choice in the market and seek to introduce thoughtful investment solutions. Lastly, when launching new products, we seek to expand and diversify our overall product line.

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

The ETF industry is becoming significantly more competitive. Existing players have broadened their suite of products offering strategies that are, in some cases, similar to ours and large traditional asset managers are also launching ETFs, some with similar strategies as well.

There has also been increased price competition in not only commoditized product categories such as traditional, market capitalization weighted index exposures, but also in fundamental or other non-market capitalization weighted or factor-based exposures. Fee reduction by certain of our competitors has been a trend over the last few years and has recently accelerated. Funds are being offered with fees of 20 bps or less, which have attracted approximately 73% of the net flows globally during the last three years. However, while these low-cost ETFs have accumulated a significant amount of AUM recently, we estimate that these same funds represent only approximately 24% of global revenues.

In the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can also be a significant advantage, as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging along with certain fixed income categories, positions us well to maintain our position as one of the leaders of the ETF industry. Additionally, we believe our affiliated indexing or “self-indexing” model, as well as our more recent active ETFs, enable us to launch proprietary products that do not have exact competition and are positioned to generate alpha versus benchmarks. As investors increasingly become more comfortable with the ETF structure, we believe there will be a greater focus on after-fee performance, rather than using ETFs primarily as low-cost market access vehicles. While we have selectively lowered fee rates on certain products that have yet to attain scale, and there is no assurance that we will not lower fee rates on certain ETFs in the future, our strategy continues to include launching new funds in the same category with a differentiated exposure at a lower fee rate, rather than reducing fees on existing ETFs with a significant amount of AUM, long performance track records, and secondary market liquidity. We generally believe we are well positioned from a product pricing perspective.

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

U.S. Regulation

The investment management industry is subject to extensive regulation and virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. These laws generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of our business and to impose sanctions for failure to comply with these laws and regulations. Further, such laws and regulations provide the basis for examination, inquiry, investigation, enforcement action and/or litigation that may also result in significant costs to us.

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

•

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This comprehensive overhaul of the financial services regulatory environment requires the implementation of numerous rules, which, as they continue to be adopted and/or modified, may impose additional regulatory burdens and expenses on our business, and may negatively impact WisdomTree ETFs.

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

With respect to ETFs registered under the ICA, because such ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors need to obtain from the SEC exemptive relief from certain provisions of the ICA in order to operate ETFs. This exemptive relief allows the ETF sponsor to bring products to market for the specific products or structures for which the relief was requested and obtained. Applying for exemptive relief can be costly and take several months to several years depending on the type of exemptive relief sought. In addition, each WisdomTree ETF is listed on a secondary market, (each, an Exchange) and any new WisdomTree ETF will seek listing on an Exchange and will also need to meet continued Exchange listing requirements. While the SEC has already approved rules for Exchanges to allow index-based ETFs and active ETFs to list that meet prescribed requirements (e.g., minimum number, market value and trading volume of securities in the new ETF’s benchmark index or in its portfolio, as applicable), these rules do not allow ETFs that do not meet the prescribed requirements without specific SEC approval. The SEC approval process has historically taken months to complete and, in some cases, years. The SEC may ultimately determine not to allow such potential new WisdomTree ETFs or may require strategy modifications prior to approval.

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

European and Jersey Regulation

We are subject to Jersey and European regulation of ETFS. We also are subject to European regulation of our WisdomTree UCITS and Boost ETPs. The applicable regulations are described as follows:

ETFS

ETFS is comprised of Jersey-domiciled issuers of exchange-traded commodities, or ETC issuers, each of which were established as a special purpose vehicle to issue exchange-traded securities. All ETCs other than those issued by Swiss Commodity Securities Limited, or SCSL, are listed and marketed across the European Union, or EU, under the Directive 2003/71/EC (as amended by Directive 2010/73/EU), or the Prospectus Directive. The U.K. Listing Authority, or UKLA, approves all ETC Base Prospectuses as meeting the requirements imposed under U.K. and EU law pursuant to the Prospectus Directive. Such approval relates only to those securities to be admitted to trading on a regulated market for the purpose of Markets in Financial Instruments Directive (recast) – Directive 2014/65/EU of the European Parliament and the Council, or MiFID II, and/or which are to be offered to the public in any European Economic Area, or EEA, Member State. Each prospectus is prepared, and a copy of it is sent to the Jersey Financial Services Commission, in accordance with the Collective Investment Funds (Certified Funds – Prospectuses) (Jersey) Order 2012. Each ETC issuer has obtained a certificate under the Collective Investment Funds (Jersey) Law 1988, as amended, to enable it to undertake its functions in relation to the ETCs. The UKLA has, at the request of the relevant ETC issuer, notified the approval of the Base Prospectus in accordance with Article 18 of the Prospectus Directive to other EU listing authorities, including Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the U.K., by providing them with certificates of approval attesting that the Base Prospectus has been prepared in accordance with the Prospectus Directive. Each issuer may request the UKLA to provide competent authorities in other EEA Member States with such certificates for the purposes of making a public offer in such Member States and/or for admission to trading of all or any securities on a regulated market.

Pursuant to the UK European Referendum Act 2015, a referendum on the U.K.’s membership in the EU was held on June 23, 2016, with the majority voting to leave the EU. On March 29, 2017, the U.K. government exercised its right under Article 50 of the Treaty of the European Union to leave the EU (referred to as “Brexit”). If the approval of the Base Prospectuses by UKLA as outlined above ceases to be possible or practical as a result of Brexit, we will work with an alternate EEA Member State regulator through whom we would seek approval and request passporting. Guidance released in January 2019 by the European Securities and Markets Authority, or ESMA, confirmed that it is not possible to receive a formal approval from an alternate regulator prior to the U.K. leaving the EU. The expectation is that, in the event of a no-deal Brexit, this approval would be in place such that it is not expected to cause any disruption or alteration to the terms or nature of our products. However, the position of ESMA means that there may be a short time period, expected to be limited to one day, when the ETC issuers may not have EU prospectuses. If this period is extended for unforeseen reasons beyond one day, there may be an impact to the listing and distribution of our products.

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

•

The Companies (Jersey) Law 1991. Each ETC issuer is incorporated as a public limited liability company under the Companies (Jersey) Law 1991. Therefore, the ETC issuers are required to comply with various obligations under the Companies (Jersey) Law 1991 such as, but not limited to, convening general meetings, keeping proper books and records and filing financial statements.

•

Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4 July 2012 on OTC derivatives, central counterparties and trade repositories, known as the European Market Infrastructure Regulation (“EMIR”). EMIR, which became effective on August 16, 2012, provides for certain over-the-counter, or OTC, derivative contracts to be submitted to central clearing and imposes margin posting and other risk mitigation techniques, reporting and record keeping requirements. The clearing obligations under EMIR are still under discussion, and currently there are no mandatory clearing obligations in relation to equity, FX or commodity derivatives. The clearing obligation only applies to EU-based financial counterparties (defined as those authorized under MiFID, CRR, AIFMD, UCITS or insurance regulations) or those non-financial entities that have a rolling three-month notional exposure above a certain amount (between €1 and €3 billion, depending on asset class), which means that the ETC issuers are not directly subject to these obligations, but could indirectly be subject to them by virtue of their interaction with EU-based financial counterparties. In terms of reporting obligations, being non-EU entities, the ETC issuers are only indirectly subject to such obligations when they interact with their EU-based financial counter-parties. Each ETC issuer has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc.

•

Regulation (EU) No 596/2014 of the European Parliament and of the Council on market abuse (the “Regulation”) and Directive 2014/57/EU of the European Parliament and of the Council on criminal sanctions for market abuse (the “Directive” and, together with the Regulation, “MAD”). Obligations imposed on the relevant ETC issuer and distributor under MAD, which became effective on July 3, 2016, include the requirement to publish inside information in a public and timely manner, to prepare and maintain a list of insiders and to refrain from market manipulation.

•

Regulation (EU) 2016/1011 of the European Parliament and of the Council of 8 June 2016 on indices used as benchmarks in financial instruments and financial contracts or to measure the performance of investment funds and amending Directives 2008/48/EC and 2014/17/EU and Regulation (EU) No 596/2014 (“BMR”). Supervised EU entities which issue financial instruments that reference a benchmark are required to comply with applicable obligations as set out under the BMR. The BMR was published on June 30, 2016 and the majority of the provisions became effective on January 1, 2018. The ETC issuers are non-EU entities and as a result, BMR application is very limited, although in some circumstances a few residual obligations could be deemed to be applicable because the ETCs are marketed across Europe.

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

WisdomTree UCITS ETFs

The investment management industry in Ireland is subject to both Irish domestic law and European Union law. The Central Bank of Ireland, or the Central Bank, is responsible for the authorization and supervision of collective investment schemes, or CIS, in Ireland. CIS’s are also commonly known as funds/schemes. There are two main categories of funds authorized by the Central Bank, Undertakings for Collective Investment in Transferable Securities (UCITS) and funds that are not UCITS known as alternative investment funds. ETFs form part of the Irish and European regulatory frameworks that govern UCITS, with ETFs having been the subject of specific consideration at the European level which is then repeated and/or interpreted by the Central Bank in regulations and related guidance issued by the Central Bank.

One of our subsidiaries, WisdomTree Management Limited, is an Ireland based management company authorized in Ireland providing collective portfolio management services to WisdomTree Issuer PLC, or WTI, and WisdomTree UCITS ETFs. The WisdomTree UCITS ETFs are issued by WTI. WTI, a non-consolidated third party, is a public limited company organized in Ireland and is authorized as a UCITS by the Central Bank. All UCITS have their basis in EU legislation and once authorized in one EEA Member State, may be marketed throughout the EU, without further authorization. This is described as an EU passport. Post Brexit, the WisdomTree UCITS ETFs are expected to continue to be available to U.K. investors under the U.K. Financial Conduct Authority, or FCA, Temporary Permissions Regime.

WTI is established and operated as a public limited company with segregated liability between its sub-funds. The sub-funds are segregated portfolios, each with their own investment objective and policies and assets. Each sub-fund has a separate approval from the Central Bank, and each is authorized as an ETF. Each sub-fund tracks a different index. The index must comply with regulatory criteria that govern, among others, the eligibility and diversification of its constituents, and the availability of information on the index such as the frequency of calculation of the index, the index’s transparency, its methodology and frequency of calculation. Each sub-fund is listed on the Irish Stock Exchange and has shares admitted to trading on the London Stock Exchange and, typically, on various European stock exchanges and, accordingly, is subject to the listing requirements of those exchanges.

WTI is primarily subject to the following legislation and regulatory requirements:

•

European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (as amended) (“UCITS Regulations”). The UCITS Regulations, which transpose Council Directive 2009/65/EC, Commission Directive 2010/43/EC and Commission Directive 2010/44/EC into Irish law, became effective on July 1, 2011. UCITS established in Ireland are authorized under the UCITS Regulations.

•

Central Bank (Supervision and Enforcement) Act 2013 (Section 48(1)) (Undertakings for Collective Investment in Transferable Securities) Regulations 2015 (“Central Bank UCITS Regulations”) (as amended) (“Central Bank Acts”). The Central Bank UCITS Regulations were adopted in November 2015 and, together with the UCITS Regulations, any guidance produced by the Central Bank, and the Central Bank forms, form the basis for all the requirements that the Central Bank imposes on UCITS, UCITS management companies and depositaries of UCITS.

•

Central Bank Guidance. The Central Bank also has produced guidance that provides direction on issues relating to the funds industry, certain of which set forth conditions not contained in the UCITS Regulations or the Central Bank Acts with which UCITS must conform.

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

•

EMIR. EMIR provides for OTC derivative contracts to be submitted to central clearing and imposes, inter alia, margin posting and other risk mitigation techniques, reporting and record keeping requirements. WTI uses OTC derivatives instruments to hedge the currency risk of some of its sub-funds, which are subject to EMIR. WTI has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc. The Central Bank has been designated as the competent authority for EMIR.

•

BMR. The BMR is directly applicable law across the EU and applies to certain “administrators,” “contributors” and “users” of benchmarks with the aim of reducing the risk of benchmark manipulation and promoting confidence in their integrity and that of the financial markets which they support. Since

WTI issues financial instruments that reference a benchmark, it will be required to comply with applicable obligations as set out under the BMR. In addition, non-EU administrators of benchmarks are required to satisfy a number of requirements to enable the benchmarks they provide to be used in the EU. To ensure investor protection, the BMR provides equivalence, recognition and endorsement conditions under which third country benchmarks may be used by supervised entities in the EU. Since we control the provision of benchmarks, we are required to comply with applicable obligations within the timeframes set out under the BMR.

Boost ETPs

One of our subsidiaries, Boost Management Limited, is a Jersey based management company providing investment and other management services to Boost Issuer PLC, or BI, and the Boost ETPs. The Boost ETPs are issued by BI. BI, a non-consolidated third party, is a public limited company incorporated in the laws of Ireland. It was established as a special purpose vehicle for the purposes of issuing collateralized exchange-traded securities, or ETP Securities, under the Collateralized ETP Securities Programme described in its Base Prospectus. BI is a ‘qualifying company’ within the meaning of section 110 of the Taxes Consolidation Act 1997 (as amended), of Ireland. BI is not authorized or regulated by the Central Bank by virtue of issuing Boost ETPs.

The Central Bank, as competent authority under the Prospectus Directive, has approved the Base Prospectus as meeting the requirements imposed under Irish and EU law pursuant to the Prospectus Directive. Such approval relates only to ETP Securities which are to be admitted to trading on a regulated market for the purpose of MiFID II and/or which are to be offered to the public in any EEA Member State. We are in discussions with the FCA in respect of the Boost ETPs such that, if necessary, the Base Prospectus for those products could be approved by the FCA in addition to the existing Central Bank approval to ensure continuous offering in the U.K. post-Brexit.

The Central Bank has, at the request of BI, notified the approval of the Base Prospectus in accordance with Article 18 of the Prospectus Directive to the UKLA (the United Kingdom financial supervisory authority), the Commissione Nazionale per la Societá e la Borsa (the Italian financial supervisory authority), the Bundesanstalt für Finanzdienstleistungsaufsicht (the German Federal financial supervisory authority) and the Financial Market Authority of Austria, by providing them, inter alia, with certificates of approval attesting that the Base Prospectus has been prepared in accordance with the Prospectus Directive. BI may request the Central Bank to provide competent authorities in other EEA Member States with such certificates whether for the purposes of making a public offer in such Member States or for admission to trading of all or any ETP Securities on a regulated market therein or both.

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

•

MAD. MAD has a direct effect in Ireland and strengthens the legal framework underpinning the function of detecting, sanctioning and deterring market abuse. Broadly, MAD applies to any financial instrument admitted to, or for which a request for admission has been made to, trading on a regulated market in at least one member state of the EU or in an EEA Member State. Obligations imposed on BI under MAD include the requirement to publish inside information in a public and timely manner, to draw up and maintain a list of insiders and to refrain from market manipulation.

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

Japanese Regulation

In July 2018, we determined to restructure our distribution strategy in Japan resulting in the closure and wind down of our Japan-based subsidiary, WisdomTree Japan Inc., or WTJ. In January 2019, WTJ terminated its registration as a Type 1 Financial Instruments Business with the Kanto Local Finance Bureau (a part of Japan’s Ministry of Finance under authority delegated by the Financial Services Agency of Japan, or FSA). WTJ also withdrew as a member of the Japan Securities Dealers Association and the Japan Investor Protection Fund. WTJ has commenced the liquidation process, which is expected to be completed during the second quarter of 2019.

Intellectual Property

We regard our name, WisdomTree, as material to our business and have registered WisdomTree as a service mark with the U.S. Patent and Trademark Office and in various foreign jurisdictions.

Our index-based equity ETFs are based on our own indexes and we do not license them from, nor do we pay licensing fees to, third parties for these indexes. We do, however, license third-party indexes for certain of our fixed income, currency and alternative ETFs.

On March 6, 2012, the U.S. Patent and Trademark Office issued to us our patent on Financial Instrument Selection and Weighting System and Method, which is embodied in our dividend weighted equity indexes. We also have one patent application pending with the U.S. Patent and Trademark office that relates to the operation of our ETFs and our index methodology. There is no assurance that a patent will be issued from this application and we currently do not rely upon our recently issued or future patents for a competitive advantage.

Employees

As of December 31, 2018, we had 228 full-time employees, of which 153 were in our U.S. Business segment and 75 were in our International Business segment. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

In addition, a substantial portion of AUM of ETFS are in products backed by gold. These products historically have been negatively correlated with our two largest U.S. listed ETFs, HEDJ and DXJ. While we therefore may experience improved stability of AUM and lower overall AUM volatility, we can provide no assurance that this will be the case.

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

The ETF industry is becoming significantly more competitive. Existing players have broadened their suite of products offering strategies that are, in some cases, similar to ours and large traditional asset managers are also launching ETFs, some with similar strategies as well. Although the ETF industry currently has a higher barrier to entry as a result of the need for ETF sponsors to obtain exemptive relief from the SEC in order to operate ETFs, traditional asset managers, many of whom are much larger than us, have either already entered or started to enter the ETF space, and some competitors have launched ETFs using either third-party or proprietary fundamentally weighted or factor-based indexes or currency hedged ETFs with fees that are generally equivalent to, and in some instances lower than, our ETFs. We expect that additional companies, both new and traditional asset managers, will continue to enter the ETF space.

There has also been increased price competition in not only commoditized product categories such as traditional, market capitalization weighted index exposures, but also in fundamental or other non-market capitalization weighted or factor-based exposures. Fee reduction by certain of our competitors has been a trend over the last few years and has recently accelerated. Funds are being offered with fees of 20 bps or less, which have attracted approximately 73% of the net flows globally during the last three years.

In addition, in 2018, the SEC proposed a rule that, if adopted, would eliminate the need to obtain exemptive relief, thereby lowering the barrier to entry, and the SEC is otherwise reviewing the ETF ecosystem of rules, including those related to listing. Any new rules, changes to rules or changes to the current exemptive relief and/or listing processes could create fewer barriers to entry for competitors and/or could impose additional burdens or less flexibility for the WisdomTree ETFs. ETFs that do not meet generic exchange listing standards, which historically included actively managed ETFs, have had to undergo a lengthy exchange listing process, which sometimes takes in excess of a year. However, in 2016, generic listing standards for active ETFs were approved, thereby reducing a barrier to entry for active ETFs that meet the generic listing standards.

In addition, in December 2014, the SEC granted Eaton Vance and related parties an exemption from certain provisions of the Investment Company Act to permit the offering of a form of non-transparent exchange-traded managed funds, and other unaffiliated fund complexes have signed up to launch such funds, with the first funds launching in 2016. The SEC rejected proposals from Precidian, BlackRock and other large investment management firms to also offer a form of non-transparent exchange-traded product. Subsequently, many of these firms have refiled their applications with changes intended to address the SEC’s concerns and other fund managers also have filed with the SEC for approval of other types of non-transparent exchange-traded products, which could obtain approval in 2019. The launch of non-transparent exchange-traded products may allow traditional actively managed mutual fund sponsors to compete more effectively against ETFs, which could reduce our revenues and profit margins.

We derive a substantial portion of our revenues from a limited number of products and, as a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies.

At December 31, 2018, approximately 56% of our global AUM was concentrated in ten of our WisdomTree ETFs with approximately 18% in gold products and 14% in our two largest U.S. listed ETFs. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

A significant portion of our AUM is held in ETFs that invest in foreign securities and we therefore have substantial exposure to foreign market conditions and are subject to currency exchange rate risks.

Many of our ETFs invest in securities of companies, governments and other organizations located outside the U.S. and at December 31, 2018, approximately 40% of our AUM was comprised of such investments. Therefore, the success of our business is closely tied to market conditions in foreign markets. Investments in non-U.S. issuers are affected by political, social and economic uncertainty affecting a country or region in which we are invested. In addition, fluctuations in foreign currency exchange rates could reduce the revenues we earn from certain foreign invested ETFs. This occurs because an increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of the AUM in these ETFs, which, in turn, would result in lower revenues. Furthermore, investors are likely to believe certain foreign invested ETFs, as well as certain of our currency and fixed income ETFs, are a less attractive investment opportunity when the value of the U.S. dollar rises relative to non-U.S. currencies, which could have the effect of reducing investments in these ETFs, thus reducing revenues. Conversely, a weakening U.S. dollar may make less attractive our international hedged equity ETFs, as unhedged alternatives would benefit from the appreciation of the foreign currency or currencies while our hedged ETFs would not, which could result in redemptions in our funds. Since a substantial portion of our AUM at December 31, 2018 was held in our international hedged equity ETFs, a weakening of the U.S. dollar relative to the euro or yen may adversely affect our AUM and revenues.

Net outflows in our two largest U.S. listed ETFs have had, and in the future could continue to have, a negative impact on our revenues.

At December 31, 2018, approximately 14% of our U.S. listed ETF AUM was concentrated in two of our WisdomTree ETFs, with 7% in HEDJ and 7% in DXJ. These two ETFs also accounted for approximately 23% of our revenues in 2018. As a result, our operating results are particularly exposed to the performance of these ETFs and our ability to maintain the AUM of these ETFs, as well as investor sentiment toward investing in the ETFs’ strategies. We are also subject to political, economic and market risks in either of these markets and to a weakening of the U.S. dollar relative to the euro or yen. During 2018, HEDJ and DXJ experienced net outflows of $3.2 billion and $4.5 billion, respectively. Over the last three years, net outflows from these two ETFs were $23.8 billion. In addition, through February 15, 2019, these same funds have experienced outflows of $0.9 billion. If HEDJ and DXJ were to continue to experience net outflows, our revenues would be adversely affected.

Fluctuations in commodity prices, and gold prices in particular, including as a result of changes in demand for commodities and gold as an investment, could materially and adversely affect our business.

In April 2018, we completed the ETFS Acquisition, which provides us with an industry leading position in European listed gold and commodity products. AUM of ETFS was approximately $16.4 billion as of

December 31, 2018, of which approximately 69% were in ETPs backed by gold and approximately 28% were in ETPs backed by other commodities. Fluctuations in the prices of commodities that are linked to these ETPs could adversely affect our AUM and revenues. Commodity investments, especially in precious metals such as gold, are viewed as safe havens for investors in periods of economic volatility. In addition, gold historically has been negatively correlated with our two largest ETFS, HEDJ and DXJ, however, we can provide no assurance that gold will continue to be viewed as a safe haven investment, or that the negative historical correlation between the AUM of our ETPs backed by gold and the AUM of our two largest U.S. listed ETFs will be realized in the future. Fluctuations in commodity prices, including as a result of changes in long-term demand cycles for commodities generally and cyclicality in demand for commodities as an investment asset, could reduce demand for certain of our products and limit our ability to successfully launch new products. Any decline in commodity prices could reduce the value of our AUM and adversely affect our revenues. These fluctuations and the cyclicality of the demand for commodities could also lead to redemptions by existing investors, which could reduce our AUM and revenues.

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

Over the last few years, we have expanded our business internationally. This expansion subjects us to increased operational, regulatory, financial and other risks.

We face increased operational, regulatory, financial, compliance, reputational and foreign exchange rate risks as a result of our international expansion. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. If our international products and operations experience any negative consequences or are perceived negatively in non-U.S. markets, it may also harm our reputation in other markets, including the U.S. market.

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

Not all of our arrangements with counterparties of our ETFS products are collateralized. Products issued by ETFS Oil Securities Limited, or OSL, are backed by futures swaps purchased from an affiliate of the Royal Dutch Shell Company, or Shell. In the event of default under these purchased swaps, OSL would have only unsecured claims against Shell with no recourse to collateral.

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

Many of our WisdomTree ETPs have a limited track record and poor investment performance could cause our revenues to decline.

Many of our ETPs have a limited track record upon which an evaluation of their investment performance can be made. Certain investors limit their investments to ETPs with track records of ten years or more. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all our funds are useful, compelling and differentiated investment offerings, to more competitively align our overall product line in the current ETP landscape and to reallocate our resources to areas of greater client interest. As a result, we may further adjust our product offerings, which may result in the closing of some of our ETPs, changing their investment objective or offering of new funds. The investment performance of our funds is important to our success. While strong investment performance could stimulate sales of our ETPs, poor investment performance, on an absolute basis or as compared to third-party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering the AUM and reducing our revenues. Our fundamentally-

weighted equity ETPs are designed to provide the potential for better risk-adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity ETPs may not perform well during certain shorter periods of time during different points in the economic cycle.

We could lose our entire investment in AdvisorEngine Inc. if it is unable to raise capital, execute its business plan and successfully grow its business, which would have a material impact on our financial condition and results of operations.

We currently have various financial interests in AdvisorEngine valued at $53.7 million, including an aggregate of $25.0 million invested in AdvisorEngine for equity ownership of approximately 47% (or 41% on a fully-diluted basis) and $28.7 million advanced in the form of an unsecured note receivable, net of original issue discount. As described in Notes 8 and 9 of our Consolidated Financial Statements, our financial interests in AdvisorEngine have been valued and are assessed for impairment quarterly. If AdvisorEngine is unable to raise capital, execute its business plan and successfully grow its business, we may be required to reduce the value of our financial interests in AdvisorEngine on our financial statements, which would adversely impact our financial results. Furthermore, we could lose our entire financial interest in AdvisorEngine if it is unable to satisfy its obligations as they become due and ceases its operations. Writing off the entire value of our financial interests would have a material impact on our financial condition and results of operations and may cause a decline in the price of our common stock.

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

We primarily depend on BNY Mellon, Voya Investment Management and One Capital Management to provide portfolio management services and other third parties to provide many critical services to operate our business and the WisdomTree ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm WisdomTree ETF shareholders.

We depend on third-party vendors to provide us with many services that are critical to operating our business, including BNY Mellon, Voya Investment Management and One Capital Management as sub-advisers that provide us with portfolio management services, third-party providers of index calculation services for our indexes, a distributor of the WisdomTree ETFs and a third-party provider of indicative values of the portfolios of the WisdomTree ETFs. The failure of any of these key vendors to provide us and the WisdomTree ETFs with these services could lead to operational issues and result in financial loss to us and WisdomTree ETF shareholders.

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

We currently depend upon R&H Fund Services (Jersey) Limited in respect of the ETFS Products, Link IFS Limited in respect of the Boost ETPs and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs, to provide fund accounting, administration and, transfer agency services, as well as custody services in the case of the WisdomTree UCITS ETFs. The failure of any service provider to successfully provide these services could result in financial loss to the products, us and investors in those products. In addition, because each of the service providers provides a multitude of important services, changing these vendor relationships would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with other vendors or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to another vendor or vendors.

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

On April 11, 2018 and in connection with the ETFS Acquisition, we entered into a credit agreement, or the Credit Agreement, with Credit Suisse AG and certain other lenders. Under the Credit Agreement, the lenders extended to us a $200.0 million term loan, or the Term Loan, and a $50.0 million revolving credit facility, or the Revolver and, together with the Term Loan, the Credit Facility. The borrowings under the Credit Facility are at a floating rate and mature on April 11, 2021. There are currently no amounts outstanding under the Revolver. Our indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, our Credit Agreement contains various covenants, that may limit our business activities, including restrictions on our ability to incur additional indebtedness, pay dividends and make stock repurchases. For example, the Credit Agreement includes a financial covenant requiring us not to exceed the Total Leverage Ratio. The failure to comply with the Total Leverage Ratio or other restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations (See Note 12 to our Consolidated Financial Statements). To the extent we service our debt from our cash flow, such cash will not be available for our operations or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay outstanding amounts under our Credit Facility, to refinance our debt or to obtain additional financing through debt or the sale of equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.

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

We have developed risk management policies and procedures and we continue to refine them as we conduct our business. Many of our procedures involve oversight of third-party vendors that provide us with critical services such as portfolio management, custody and fund accounting and administration, and index calculation services. Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure. Moreover, we are subject to the risks of errors and misconduct by our employees, including fraud and non-compliance with policies. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. Although we maintain insurance and use other traditional risk-shifting tools, such as third-party indemnification, to manage certain exposures, they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. If our policies and procedures do not adequately protect us from exposure and our exposure is not adequately covered by insurance or other risk-shifting tools, we may incur losses that would adversely affect our financial condition and could cause a reduction in our revenues as investors in WisdomTree ETPs shift their investments to the products of our competitors.

Compliance with extensive, complex and changing regulation imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

Our business is subject to extensive regulation of our business and operations. Our U.S. subsidiary, WTAM, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act, with respect to the WisdomTree ETFs for which WTAM acts as investment adviser. WTAM is also a member of the NFA and registered as a commodity pool operator for certain of our ETFs. In addition, one of our other subsidiaries, WisdomTree Commodity Services, LLC, is also a member of the NFA and registered as a commodity pool operator for a commodity ETF that is not registered under the Investment Company Act. As a commodity pool operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force in the U.S. regarding our U.S. listed ETFs is subject to the regulatory authority of FINRA. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our ETPs that invest in securities of issuers in foreign countries, in the marketing, offer and/or sales of our ETFs in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our ETFS products, UCITS ETFs, Boost ETPs and Canadian ETFs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and thus result in redemptions from our ETPs and impede our ability to retain and attract investors in WisdomTree ETPs, all of which may reduce our revenues.

We face the risk of significant intervention by regulatory authorities, including extended investigation activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect investors in WisdomTree ETPs and our advisory clients, and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through WisdomTree ETP investor protection and market conduct requirements.

The regulatory environment in which we operate also is subject to modifications and further regulation. Recently, concerns have been raised about ETFs’ possible contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. In addition, the SEC recently approved a broad set of reforms regarding data reporting and fund liquidity, which are imposing additional expense and require additional administrative services and requirements, among other matters, in seeking to comply with the new rules. In addition, the SEC proposed a broad set of reforms regarding derivatives usage and business continuity that would apply to all registered funds, including ETFs, which may have a negative impact on our existing ETFs (including their operations and/or their performance) and our ability to launch new and innovative ETFs. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us or investors in the ETFs also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Compliance with new laws and regulations may result in increased compliance costs and expenses.

Specific regulatory changes also may have a direct impact on our revenues. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. New regulation, revised regulatory or judicial interpretations, revised viewpoints, outcomes of lawsuits against other fund complexes or growth in our ETF assets and/or profitability related to the annual approval process for investment advisory agreements may result in the reduction of fees under these agreements, which would mean a reduction in our revenues or otherwise may lead to an increase in costs or expenses.

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

In 2018, we completed the ETFS Acquisition and may pursue acquisitions or other strategic transactions in the future. Any strategic transactions that we are a party to will result in increased demands on our management and other resources, may be significant in size relative to our assets and operations, result in significant changes in our business and materially and adversely affect our stock price. If we were unable to manage our strategic initiatives it could have a material adverse effect on our business.

In 2018, we completed the ETFS Acquisition and may pursue acquisitions or other strategic transactions. These initiatives have placed increased demands on our management and other resources and may continue to do so in the future. We may not be able to manage our operations effectively or achieve our desired objectives on a timely or profitable basis. To do so may require, among other things:

•	continuing to retain, motivate and manage our existing employees and/or attract and integrate new employees;

•	developing, implementing and improving our operational, financial, accounting, reporting and other internal systems and controls on a timely basis; and

•	maintaining and developing our various support functions including human resources, information technology, legal and corporate communications.

If we are unable to manage these initiatives effectively, there could be a material adverse effect on our ability to maintain or increase revenues and profitability.

Managing strategic initiatives may require continued investment in personnel, information technology infrastructure and marketing activities, as well as further development and implementation of financial, operational and compliance systems and controls. We may not be successful in implementing all of the processes that are necessary. Unless such initiatives result in an increase in our revenues that is at least proportionate to the increase in the costs associated with implementing them, our future profitability will be adversely affected.

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

The uncertainty regarding the potential U.K. exit from the EU could adversely affect our business.

On March 29, 2019, the U.K. is expected to leave the EU, referred to as “Brexit.” Such an exit from the EU would be unprecedented, and it is currently unclear what the U.K.’s trading relationship with the EU will be after Brexit. Notwithstanding the uncertainty around timing and the precise structure of the future EU/U.K. relationship, it can be assumed that there will be changes to current U.K. trading relationships and the U.K. legal and regulatory environment. These changes may impact how we conduct our business across Europe. This uncertainty also could impact the broader global economy, including by reducing investor confidence and driving volatility. Such uncertainty could lead to scenarios that adversely affect our business, including our revenues, from either a decrease in the value of our AUM or from outflows from our funds due to a perceived higher exposure of our company to Brexit risk.

Our ability to operate effectively could be impaired if we fail to retain or recruit key personnel.

The success of our business is highly dependent on our ability to attract, retain and motivate highly skilled, and sometimes highly specialized, employees, including in particular, operations, product development, research and sales personnel. Our U.S. employees generally may voluntarily terminate their employment at any time. The market for these individuals is extremely competitive and is likely to become more so as additional investment management firms enter the ETF industry. Our compensation methods may not enable us to recruit and retain required personnel. For example, price volatility in our common stock may impact our ability to effectively use equity grants as an employee compensation incentive. Also, we may need to increase compensation levels, which would decrease our net income or increase our losses. If we are unable to retain and attract key personnel, it could have an adverse effect on our business, our results of operations and financial condition.

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

Our results of operations are dependent in part on the level of our expenses, which can vary from quarter to quarter. Our expenses may fluctuate primarily as a result of discretionary spending, including additional headcount, accruals for incentive compensation, marketing, advertising, sales and other expenses we incur in connection with our day-to-day operations. Accordingly, our results of operations may vary from quarter to quarter.

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

We have been issued a patent and have applied for another patent, but this additional patent may not be issued to us and we may not be able to enforce or protect our patents and other intellectual property rights, which may harm our ability to compete and harm our business.

Although we have a patent and have applied for another patent relating to our index methodology and the operation of our ETFs, this additional patent may not be issued to us. In addition, even if issued, our ability to enforce our patents and other intellectual property rights is subject to general litigation risks. While we have been competing without the benefit of this patent being issued, if it is not issued or we cannot successfully enforce it and our currently issued patent, we may lose the benefit of a future competitive advantage that they would otherwise provide to us. If we seek to enforce our rights, we could be subject to claims that the intellectual property right is invalid or is otherwise not enforceable. Furthermore, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may be subject to the risks described in the immediately preceding risk factor entitled “We may from time to time be subject to claims of infringement of third-party intellectual property rights, which could harm our business.”

Risks Relating to our Common and Preferred Stock

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

In connection with the ETFS Acquisition, we issued 14,750 shares of preferred stock, or Preferred Shares, to ETFS Capital which are convertible into 14,750,000 shares of our common stock, subject to certain restrictions. ETFS Capital also has redemption rights for the Preferred Shares to protect against corporate events such as our having an insufficient number of shares of authorized common stock to permit full conversion and if, upon a change of control of us, ETFS Capital does not receive the same amount per Preferred Share that it would have received had the Preferred Shares been converted prior to a change of control. Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000.

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

As of December 31, 2018, the members of our Board of Directors and our executive officers, as stockholders, collectively beneficially owned approximately 14.6% of our outstanding common stock. As a result of this ownership, they have the ability to significantly influence all matters requiring approval by stockholders of our Company, including the election of directors. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

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

The payment of dividends to our stockholders and our ability to repurchase our common stock is subject to the discretion of our Board of Directors and may be limited by our financial condition, the Credit Agreement, and any applicable laws.

In November 2014, we commenced a quarterly cash dividend and intend to continue to pay regular dividends to our stockholders. In October 2014, our Board of Directors authorized a share repurchase program with a term that was extended through April 27, 2019, under which $85.7 million remained available for repurchases as of December 31, 2018. In connection with the ETFS Acquisition, our Board of Directors adjusted the quarterly dividend to $0.03 per share, beginning with the dividend payment in the first quarter of 2018. Under the terms of the Credit Agreement, we are required to comply with various covenants including a leverage test. A quarterly cash dividend payment in excess of $0.03 per share, as well as share repurchases other than for shares withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations, are permitted only to the extent we comply with the leverage test and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the cash dividend payment or share repurchase is made as the case may be. Our Board of Directors may, in its discretion, decrease, but not increase, the level of dividends in the future. Further, our Board of Directors continue to have the discretion to discontinue the payment of dividends entirely. Any determination as to the payment of dividends or stock repurchases, as well as the level of such dividends or repurchases, will depend on, among other things, general economic and business conditions, our level of AUM, our strategic plans, our financial results and condition, limitations associated with the credit facilities or other agreements that could limit the amount of dividends we are permitted to pay or the stock we may repurchase, and any applicable laws. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient income from our business, we may need to reduce or eliminate the payment of dividends on our common stock or cease repurchasing our common stock. Any change in our stock repurchases or the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “WETF.” As of December 31, 2018, there were 201 holders of record of shares of our common stock and we believe there were approximately 19,000 beneficial owners of our common stock.

In November 2014, we commenced a quarterly cash dividend and intend to continue to pay regular dividends to our stockholders. In connection with the ETFS Acquisition, our Board of Directors adjusted the quarterly dividend to $0.03 per share, beginning with the dividend payment in the first quarter of 2018. Under the terms of the Credit Agreement, we are required to comply with various covenants including a leverage test. A quarterly cash dividend payment in excess of $0.03 per share is permitted only to the extent we comply with the leverage test and no event of default (as defined in the Credit Agreement) has occurred and is continuing at the time the cash dividend payment is made. Our Board of Directors may, in its discretion, decrease, but not increase, the level of dividends in the future. Further, our Board of Directors has the discretion to discontinue the payment of dividends entirely. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our level of AUM, our strategic plans, our financial results and condition, limitations associated with the credit facilities or other agreements that could limit the amount of dividends we are permitted to pay, and any applicable laws.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

On October 29, 2014, our Board of Directors authorized a three-year share repurchase program of up to $100 million. On April 27, 2016, the Board approved a $60.0 million increase to this program and extended the term through April 27, 2019, increasing the total authorized repurchase amount to $100.3 million. During the three months ended December 31, 2018, we repurchased 199,912 shares of our common stock under this program for an aggregate cost of approximately $1.5 million. As of December 31, 2018, $85.7 million remained under this program for future purchases. Under the terms of the Credit Agreement, share repurchases are permitted only to the extent we comply with a leverage test and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the cash dividend payment is made. However, our ability to purchase shares of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations is not restricted.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
October 1, 2018 to October 31, 2018	35,063	$7.77	35,063
November 1, 2018 to November 30, 2018	126,437	$7.41	126,437
December 1, 2018 to December 31, 2018	38,412	$6.40	38,412

Total	199,912	$7.28	199,912	$85,729

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our consolidated financial statements and the related notes included elsewhere in this Report. The selected consolidated statements of operations data presented below under the heading “Consolidated Statements of Operations Data” for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data presented below under the headings “Consolidated Statements of Operations Data” for the years ended December 31, 2015 and 2014 and under “Consolidated Balance Sheet Data” as of December 31, 2016, 2015 and 2014 have been derived from our consolidated financial statements not included in this Report. The historical results presented below are not necessarily indicative of the financial results to be expected for future periods.

Certain accounts in the prior years’ Consolidated Statements of Operations have been reclassified to conform to the current year’s consolidated financial statement presentation. See Note 2 to our Consolidated Financial Statements for additional information.

	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Operating Revenues:
Advisory fees	$271,104	$226,692	$218,217	$297,944	$182,816
Other income	3,012	1,603	703	371	271

Total revenues	274,116	228,295	218,920	298,315	183,087

Operating Expenses:
Compensation and benefits	74,515	81,493	63,263	73,228	40,995
Fund management and administration	56,686	42,144	41,083	42,782	34,383
Marketing and advertising	13,884	14,402	15,643	13,371	11,514
Sales and business development	17,153	13,811	12,537	9,189	6,221
Contractual gold payments	8,512	—	—	—	—
Professional and consulting fees	7,984	5,254	6,692	7,067	7,578
Occupancy, communications and equipment	6,203	5,415	5,211	4,299	3,578
Depreciation and amortization	1,301	1,395	1,305	1,006	821
Third-party distribution fees	6,611	3,393	2,827	2,443	594
Acquisition-related costs	11,454	4,832	—	—	—
Other	8,534	7,068	6,909	6,187	4,530

Total expenses	212,837	179,207	155,470	159,572	110,214

Operating income	61,279	49,088	63,450	138,743	72,873
Other Income/(Expenses)
Interest expense	(7,962)	—	—	—	—
Gain on revaluation of deferred consideration—gold payments	12,220	—	—	—	—
Interest income	3,093	2,861	1,111	681	578
Settlement gain	—	6,909	—	—	—
Impairments	(17,386)	—	(1,676)	—	—
Acquisition payment	—	—	(6,738)	(2,185)	—
Other gains and losses, net	(205)	(666)	(585)	(54)	97

Income before taxes	51,039	58,192	55,562	137,185	73,548
Income tax expense	14,406	30,993	29,407	57,133	12,497

Net income	$36,633	$27,199	$26,155	$80,052	$61,051

Earnings per share—diluted	$0.23	$0.20	$0.19	$0.58	$0.44
Weighted average common shares—diluted	158,415	136,003	135,539	138,825	138,551
Cash dividends declared per common share	$0.12	$0.32	$0.32	$0.57	$0.08

	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$77,784	$54,193	$92,722	$210,070	$165,284
Total assets	$937,518	$254,985	$249,767	$292,693	$220,751
Long-term debt	$194,592	$—	$—	$—	$—
Deferred consideration—gold payments (total)	$161,540	$—	$—	$—	$—
Total liabilities	$446,614	$62,034	$48,423	$58,191	$36,466
Preferred stock—Series A Non-Voting Convertible	$132,569	$—	$—	$—	$—
Stockholders’ equity	$358,335	$192,951	$201,344	$234,502	$184,285

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We are the only publicly-traded asset management company that focuses exclusively on ETPs and are one of the leading ETP sponsors in the world based on assets under management, or AUM, with AUM of $54.1 billion globally as of December 31, 2018. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.

We focus on creating ETFs for investors that offer thoughtful innovation, smart engineering and redefined investing. We have launched many first-to-market ETFs in the United States and pioneered alternative weighting methods commonly referred to as “smart beta.” However, our U.S. listed ETFs are not beta, but rather an investment innovation we call Modern Alpha. Our Modern Alpha approach combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform.

Through our operating subsidiaries, we provide investment advisory and other management services to our ETPs collectively offering ETPs covering equity, commodity, fixed income, leveraged and inverse, currency and alternative strategies. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETPs’ average daily AUM. Our expenses are predominantly related to selling, operating and marketing our ETPs. We have contracted with third parties to provide certain operational services for the ETPs. We distribute our ETPs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers primarily through our sales force. Our sales efforts are not directed towards the retail segment but rather are directed towards financial or investment advisers that act as intermediaries between the end-client and us.

We strive to deliver a better investing experience through innovative solutions. Continued investments in technology-enabled services and our Advisor Solutions program, which includes portfolio construction, asset allocation, practice management services and wealth management technology via the AdvisorEngine platform, have been made to differentiate us in the market, expand our distribution and further enhance our relationships with financial advisors.

Executive Summary

Over the last three years, negative investor sentiment toward our two-largest ETFs (HEDJ and DXJ) has overshadowed steps we have taken to broaden the diversification of our AUM flows. During this time, we have experienced net outflows of $23.8 billion from HEDJ and DXJ. However, U.S. net inflows excluding HEDJ and DXJ over the same timeframe were $6.3 billion, which we attribute to organic growth, recent investments in technology-enabled services including the rollout of our Advisor Solutions program in the fourth quarter of 2017.

The acquisition of ETFS, which had approximately $17.6 billion of AUM at closing, provided us with immediate scale in Europe, an industry leading position in European listed gold and commodity products, greater AUM diversification globally, and profitability within our International Business segment. A substantial portion of AUM of ETFS are in products backed by gold. These products historically have been negatively correlated with HEDJ and DXJ. While we therefore may experience improved stability of AUM and lower overall AUM volatility we can provide no assurance that this will be the case.

Our financial results have fluctuated along with the changes in our AUM. Revenues were $218.9 million, $228.3 million and $274.1 million in 2016, 2017 and 2018, respectively.

Our strategic focus remains on diversifying and stabilizing our asset base by fostering deeper relationships through technology-driven solutions, increasing penetration within existing distribution channels and expanding into new distribution channels, continuing to grow our international business, offering innovative products and selectively pursing acquisitions or other strategic transactions.

In addition to completing the ETFS Acquisition, other business highlights for 2018 include the following:

•

Throughout the year, our model portfolios have been made available in varying capacities on the platforms of Key Bank, Oranj, Interactive Brokers and another large independent broker-dealer, in addition to being previously made available on the TD Ameritrade and Envestnet platforms.

•	In April 2018, our Advisor Solutions platform was named “Fund Innovation of the Year” at the 2018 Mutual Fund Industry Awards.

•

In July 2018, our U.S. listed ETFs and our Advisor Solutions program were made available on the no-transaction fee product platform of Cetera Financial Group, the second largest independent financial advisor network in the nation. This allows for Cetera’s network of independent broker-dealers to access our diverse line-up of ETF products with no transaction fees.

•

In July 2018 and again in February 2019, we expanded our offerings of our U.S. listed ETFs on the Schwab ETF One Source platform, one of the largest commission-free ETF programs in the industry. Schwab clients can buy and sell 65 of our U.S. listed ETFs through the platform.

•	In August 2018, our full range of U.S. listed ETFs were made available commission-free on Ally Invest’s online trading platform.

•	In September 2018, 77 of our U.S. listed ETFs were added to E*Trade’s Custody Advantage program.

•	Our portfolio construction tool, DPD, won the “Thought Leadership Initiative of the Year” award at the 2018 WealthManagement.com Industry Awards.

•

In October 2018, we entered into a collaboration with PIMCO in which PIMCO’s fixed income ETFs were added to three of our ETF model portfolios available to advisors in the Model Market Center on the TD Ameritrade Institutional Platform and through AdvisorEngine.

•	We launched 5 new U.S. listed ETFs, 3 new Canadian-listed ETFs and 8 new WisdomTree UCITs ETFs.

•	We returned approximately $22.1 million to our stockholders largely through our ongoing quarterly cash dividend and to a lesser extent, through stock repurchases.

Business Segments

We operate as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in our U.S. Business and International Business segments.

U.S. Business Segment

Our U.S. Business segment included our Japan sales office, WTJ, which engaged in selling our U.S. listed ETFs to Japanese institutions. In July 2018, we determined to restructure our distribution strategy in Japan and expanded our existing relationship with Premia to manage distribution of our ETFs in Japan. As a result, WTJ has ceased operations and is in the process of being liquidated. During the years ended December 31, 2018, 2017 and 2016, WTJ reported operating losses of $4,520, $4,553 and $4,382, respectively.

International Business Segment

The International Business segment includes our European business (which now includes ETFS) and our Canadian business.

Background

Market Environment

The following chart reflects the annual returns of the broad-based equity indexes over the last three years. As the chart reflects, the broad-based equity market indexes have been volatile during this timeframe.

Source: FactSet

U.S. listed ETF Industry Flows

As the charts below reflect, industry flows for the year ended December 31, 2018 were $314 billion. U.S. equity and fixed income gathered the majority of those flows.

Source: Bloomberg, Investment Company Institute, WisdomTree.

International ETP Industry Flows

As the chart below reflects, International ETP net flows were $76 billion for the year ended December 31, 2018. Equities and fixed income gathered the majority of those flows.

Source: Morningstar

Industry Developments

Competition and Fee Pressures

The ETF industry is becoming significantly more competitive. Existing players have broadened their suite of products offering strategies that are, in some cases, similar to ours and large traditional asset managers are also launching ETFs, some with similar strategies as well.

There has also been increased price competition in not only commoditized product categories such as traditional, market capitalization weighted index exposures, but also in fundamental or other non-market capitalization weighted or factor-based exposures. Fee reduction by certain of our competitors has been a trend over the last few years and has recently accelerated. Funds are being offered with fees of 20 bps or less, which have attracted approximately 73% of the net flows globally during the last three years. However, while these low-cost ETFs have accumulated a significant amount of AUM recently, we estimate that these same funds represent only approximately 24% of global revenues.

In the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage, as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging, positions us well to maintain our position as one of the leaders of the ETF industry. Additionally, we believe our affiliated indexing or “self-indexing” model, as well as our more recent active ETFs, enable us to launch proprietary products that do not have exact competition and are positioned to generate alpha versus benchmarks. As investors increasingly become more comfortable with the ETF structure, we believe there will be greater focus on after-fee performance rather than using ETFs primarily as low-cost market access vehicles. While we have selectively lowered fee rates on certain products that have yet to attain scale, and there is no assurance that we will not lower fee rates on certain ETFs in the future, our strategy continues to include launching new funds in the same category with a differentiated exposure at a lower fee rate, rather than reducing fees on existing ETFs with a significant amount of AUM, long performance track records, and secondary market liquidity. We generally believe we are well positioned from a product pricing perspective.

Regulatory Developments

The ETF industry continues to evolve with the introduction of new rules and regulations, such as the following:

•

The Fiduciary Rule. In April 2016, the DOL published its final rule to address conflicts of interest in retirement advice, commonly referred to as the Fiduciary Rule, and full compliance with the rule was required by July 1, 2019. However, in 2018, court rulings vacated the Fiduciary Rule. Even though the Fiduciary Rule was vacated, in response to preparing for compliance with the Fiduciary Rule, many financial advisors changed the revenue model that they charge clients from one that is “transaction-based,” that is, based on commissions for trades or receiving sales loads, to a “fee-based” approach, whereas an overall fee is charged based on the value of AUM. This fee-based approach lends itself to the adviser selecting no-load, lower-fee financial products, and in our opinion, better aligns advisers with the interests of their clients. Since ETFs generally charge lower fees than mutual funds, we believe this model shift, which we anticipate will remain in place even though the Fiduciary Rule was vacated, will benefit the ETF industry. As major brokerage firms and asset managers encourage their advisers to move towards fee-based models, we believe overall usage of ETFs likely will increase.

•

Regulation Best Interest. In April 2018, the SEC introduced a three-part regulatory package that would (i) prohibit broker-dealers from putting the financial or other interests of the broker-dealer ahead of the retail customer; (ii) require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures; and (iii) establish a federal fiduciary standard for investment advisers.

•

Rule 6c-11. In June 2018, the SEC proposed this rule which would, among other things (i) allow most ETFs to operate without first obtaining exemptive relief, reducing the time and costs needed to bring products to market; (ii) provide greater flexibility with respect to aspects of ETF operations that exist under exemptive relief issued in recent years, including the use of “custom baskets” for creation and redemption transactions; and (iii) require additional disclosures regarding ETFs’ trading costs, including certain bid-ask spread information. The proposed rule also would rescind existing exemptive relief for ETFs that are eligible to rely on the proposed rule.

As proposed, Rule 6c-11 would level the playing field for new entrants in some respects. However, we believe that the barriers to success in the ETF industry remain unaffected and we are well positioned to take advantage of the flexibility that the rule would provide. In addition, we believe that the heightened focus on fiduciary and best interest standards will continue to increase investor awareness of the inherent benefits that ETFs provide—transparency, tax efficiency and liquidity—which we believe will expand ETFs’ competitiveness generally; and while we are not immune to fee pressure, we believe our proprietary approach and self-indexing differentiates us from the competition.

Additionally, while the shift toward fee-based models continues to take hold in the U.S. market as described above, regulatory initiatives in international markets are accelerating this trend in new markets. We believe regulations that discourage a commission model and mandate transparency of fees are conducive for ETF growth.

Components of Operating Revenue

Advisory fees

Substantially all of our revenues are comprised of advisory fees we earn from our ETPs. These advisory fees are calculated based on a percentage of the ETPs’ average daily net assets. Our weighted average fee rates by product category are as follows:

Commodity & Currency:	43bps	Leveraged & Inverse:	88bps
International Equity:	53bps	Fixed Income:	24bps
U.S. Equity:	34bps	Alternatives:	50bps
Emerging Market Equity:	66bps

We determine the appropriate advisory fee to charge for our ETPs based on the cost of operating each ETP considering the types of securities the ETPs will hold, fees third-party service providers will charge us for operating the ETPs and our competitors’ fees for similar ETPs. From time to time, we implement voluntary waivers of a portion of our advisory fee. In addition, we earn a fee based on daily aggregate AUM of our ETPs in exchange for bearing certain fund expenses.

Our advisory fee revenues may fluctuate based on general stock market trends, which include market value appreciation or depreciation, currency fluctuations against the U.S. dollar, increased competition and level of inflows or outflows from our ETPs.

Other income

Other income includes creation/redemption fees earned on our European non-UCITS products and fees from licensing our indexes to third parties.

Components of Operating Expenses

Our operating expenses consist primarily of costs related to selling, operating and marketing our ETPs as well as the infrastructure needed to run our business.

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

For the year ending December 31, 2019, we estimate that our compensation and benefits expense will be as follows:

• U.S. Business segment:	$53.0 million to $63.0 million

• International Business segment:	$17.0 million to $19.0 million

Fund management and administration

Fund management and administration expenses are expensed when incurred and are comprised of the following costs we pay third-party service providers to operate our ETPs:

•	portfolio management of our ETPs (sub-advisory);
•	fund accounting and administration;
•	custodial services;
•	transfer agency;
•	accounting and tax services;
•	printing and mailing of stockholder materials;
•	index calculation;
•	indicative values;
•	distribution fees;
•	legal and compliance services;
•	exchange listing fees;
•	trustee fees and expenses;
•	preparation of regulatory reports and filings;
•	insurance;
•	certain local income taxes; and
•	other administrative services.

We are not responsible for extraordinary expenses, taxes and certain other expenses.

We depend on a number of parties to provide critical portfolio management services to our ETPs. The fees we pay our sub-advisers generally have minimums per fund which range from $20,000 to $115,000 per year with additional fees ranging between 0.015% and 0.20% of average daily AUM at various breakpoint levels depending on the nature of the ETP. In addition, we pay certain costs based on transactions in our ETPs or based on inflow levels.

The fees we pay for accounting, tax, transfer agency, index calculation, indicative values and exchange listing are based on the number of ETFs we have. The remaining fees are based on a combination of both AUM and number of funds, or as incurred.

For the year ending December 31, 2019, we estimate that our gross margin percentage will be as follows:

• U.S. Business segment:	80%-81% at current AUM/revenue

• International Business segment:	70%-72% at current AUM/revenue

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues.

Marketing and advertising

Marketing and advertising expenses are recorded when incurred and include the following:

•	advertising and product promotion campaigns that are initiated to promote our existing and new ETPs as well as brand awareness;

•	development and maintenance of our website; and

•	creation and preparation of marketing materials.

Our discretionary advertising comprises the largest portion of this expense and we generally expect these costs to increase as we continue to execute our growth strategy and compete against other ETP sponsors. In addition, we may incur expenditures in certain periods to attract inflows, the benefit of which may or may not be recognized from increases to our AUM in future periods. However, due to the discretionary nature of some of these costs, they can generally be reduced if there were a decline in the markets.

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

Contractual gold payments

Contractual gold payments expense represents an ongoing obligation of ETFS Capital that we assumed in connection with the ETFS Acquisition. This ongoing obligation requires us to pay 9,500 ounces of gold annually from the advisory fee income we earn for managing physically backed gold ETPs. See Note 11 to our Consolidated Financial Statements for additional information.

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

Third-party distribution fees

Third-party distribution fees expense includes payments to our third-party marketing agents in Latin America, Australia, New Zealand and Israel. In addition, this expense includes fees we pay to enable our ETFs to be included on certain third-party platforms in exchange for commission free trading or other preferential access and data. For the year ending December 31, 2019, we estimate that third-party distribution fees will be approximately 3.5% of advisory fees. This percentage may increase in the future if these arrangements are more successful in generating inflows into our funds.

Acquisition-related costs

Acquisition-related costs are principally associated with costs incurred in connection with the ETFS Acquisition, including integration costs recognized following its completion. In addition, during the year ended December 31, 2017, these costs also include professional fees incurred in connection with securing an option to acquire the remaining equity interests in AdvisorEngine. This option has since expired.

Other

Other expenses consist primarily of insurance premiums, general office related expenses, securities license fees for our sales force, public company related expenses, corporate related travel and entertainment and board of director fees, including stock-based compensation related to equity awards we granted to our directors.

Components of Other Income/(Expenses) of a Recurring Nature

Interest expense

Interest expense is associated with our long-term debt and revolving Credit Facility. We recognize interest expense using the effective interest method which includes the amortization of issuance costs.

Revaluation of deferred consideration

Deferred consideration arose in connection with the ETFS Acquisition and is remeasured each reporting period using forward-looking gold prices and a selected discount rate. See Note 11 to our Consolidated Financial Statements for additional information.

Interest income

Interest income, which is recognized on an accrual basis, arises on our note receivable and from investing our corporate cash.

Other gains and losses, net

Included herein are gains and losses arising from foreign exchange, the sale of gold earned from advisory fees paid by physically-backed gold ETPs, and other miscellaneous items.

Income Taxes

Overview

Our consolidated effective income tax expense consists of taxes due to federal, various state and local and certain foreign authorities. The consolidated effective tax rate was 28.2% for the year ended December 31, 2018, and was impacted by a valuation allowance on foreign net operating losses, non-deductible acquisition-related costs, state and local income taxes and a valuation allowance on capital losses, partly offset by a non-taxable gain on revaluation of deferred consideration, a lower tax rate on foreign earnings and stock-based compensation windfall tax benefits. The gain on revaluation is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate.

We currently anticipate that our consolidated normalized effective tax rate will be approximately 26% to 27% for the year ending December 31, 2019. This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items which may arise that are not currently forecasted. Such items may include, but are not limited to, any revaluation on deferred consideration and any stock-based compensation windfalls or shortfalls.

Factors that May Impact our Future Financial Results

Revenues

Our revenues are highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETPs, and is impacted by market sentiment. A significant portion of our AUM historically has been held in ETFs that invest in foreign securities. Therefore, our AUM and revenues are affected by movements in global capital markets levels and the strengthening or weakening of the U.S. dollar against other currencies. Over the last three years, concentrations in HEDJ and DXJ have declined dramatically. Negative investor sentiment toward these products has led to net outflows of $23.8 billion during this timeframe and our concentrations in these two products were reduced from 42% on January 1, 2016 to 14% at December 31, 2018. While reduced, our exposure to these two ETFs remains significant and therefore the strengthening of the euro or yen against the U.S. dollar, the decline in European or Japanese equity markets, or political or other market risks in either of these markets, may have an adverse effect on our results.

The chart below sets forth the asset mix of our ETPs for the last three years:

The ETFS Acquisition diversified our investment theme concentrations by adding commodity exposures, predominantly gold, that historically have been negatively correlated with our two largest U.S. listed ETFs, HEDJ and DXJ. While we therefore may experience improved stability of AUM and lower overall AUM volatility, we can provide no assurance that this will be the case.

Another factor impacting our revenues is the fees associated with our ETPs. Changes in market sentiment may result in changes in the composition of our AUM and associated fees. Outflows from HEDJ and DXJ over the last three years and the ETFS Acquisition has impacted our product mix. These developments have led to a decline in our average global ETP advisory fee, which, for the years ended December 31, 2016, 2017 and 2018 were 0.52%, 0.50% and 0.48%, respectively.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Years Ended December 31,
	2018	2017	2016
U.S. LISTED ETFs (in millions)
Beginning of period assets	$46,827	$40,164	$51,639
Assets acquired	—	—	225
Inflows/(outflows)	(5,169)	234	(12,557)
Market appreciation/(depreciation)	(6,172)	6,429	857

End of period assets	$35,486	$46,827	$40,164

Average assets during the period	$42,241	$43,516	$41,012
Average ETF advisory fee during the period	0.48%	0.50%	0.51%
Number of ETFs—end of the period	85	89	94

INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$2,110	$1,093	$774
Assets acquired	17,641	77	—
Inflows/(outflows)	682	775	325
Market appreciation/(depreciation)	(1,825)	165	(6)

End of period assets	$18,608	$2,110	$1,093

Average assets during the period	$14,155	$1,681	$1,020
Average ETP advisory fee during the period	0.48%	0.60%	0.65%
Number of ETPs—end of period	452	99	90

PRODUCT CATEGORIES (in millions)
Commodity & Currency
Beginning of period assets	$445	$564	$354
Assets acquired	16,778	—	225
Inflows/(outflows)	411	(119)	(31)
Market appreciation/(depreciation)	(1,371)	—	16

End of period assets	$16,263	$445	$564

Average assets during the period	$11,757	$489	$586

International Developed Market Equity
Beginning of period assets	$25,950	$23,105	$37,981
Assets acquired	—	37	—
Inflows/(outflows)	(7,911)	(979)	(13,852)
Market appreciation/(depreciation)	(3,444)	3,787	(1,024)

End of period assets	$14,595	$25,950	$23,105

Average assets during the period	$20,946	$24,912	$26,014

U.S. Equity
Beginning of period assets	$14,234	$12,111	$8,621
Assets acquired	—	24	—
Inflows/(outflows)	902	532	1,950
Market appreciation/(depreciation)	(1,802)	1,567	1,540

End of period assets	$13,334	$14,234	$12,111

Average assets during the period	$14,350	$12,866	$9,864

Emerging Market Equity
Beginning of period assets	$5,887	$3,917	$3,840
Inflows/(outflows)	322	738	(264)
Market appreciation/(depreciation)	(931)	1,232	341

End of period assets	$5,278	$5,887	$3,917

Average assets during the period	$5,769	$4,939	$3,812

	Years Ended December 31,
	2018	2017	2016
Fixed Income
Beginning of period assets	$862	$504	$595
Assets acquired	—	16	—
Inflows/(outflows)	1,810	305	(115)
Market appreciation/(depreciation)	(85)	37	24

End of period assets	$2,587	$862	$504

Average assets during the period	$1,558	$665	$606
Leveraged & Inverse
Beginning of period assets	$930	$624	$436
Assets acquired	863	—	—
Inflows/(outflows)	(265)	292	197
Market appreciation/(depreciation)	(246)	14	(9)

End of period assets	$1,282	$930	$624

Average assets during the period	$1,340	$810	$547
Alternatives
Beginning of period assets	$582	$287	$204
Inflows/(outflows)	246	285	86
Market appreciation/(depreciation)	(73)	10	(3)

End of period assets	$755	$582	$287

Average assets during the period	$632	$395	$226

Closed ETPs
Beginning of period assets	$47	$145	$382
Inflows/(outflows)	(2)	(45)	(203)
Market appreciation/(depreciation)	(45)	(53)	(34)

End of period assets	$—	$47	$145

Average assets during the period	$44	$121	$377

Headcount—U.S. Business Segment	153	162	163
Headcount—International Segment	75	42	46

Note: Previously issued statistics may be restated due to trade adjustments

Source: WisdomTree

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2018	2017
Global AUM (in millions)
Average global AUM	$56,396	$45,197	$11,199	24.8%

Operating Revenues (in thousands)
Advisory fees	$271,104	$226,692	$44,412	19.6%
Other income	3,012	1,603	1,409	87.9%

Total revenues	$274,116	$228,295	$45,821	20.1%

Average Global AUM

Our average global AUM increased 24.8% from $45.2 billion during the year ended December 31, 2017 to $56.4 billion in the comparable period in 2018 primarily due to the $17.6 billion of AUM acquired in connection with the ETFS Acquisition and net inflows into certain of our ETFs. These increases were partly offset by outflows from our two largest U.S. listed ETFs and market depreciation.

Operating Revenues

Advisory fees

Advisory fee revenues increased 19.6% from $226.7 million during the year ended December 31, 2017 to $271.1 million in the comparable period in 2018 primarily due the ETFS Acquisition, partly offset by lower average U.S. listed AUM. Our average global ETP advisory fee has declined 0.02%, from 0.50% to 0.48% during the years ended December 31, 2017 and 2018, respectively, due to the ETFS Acquisition and change in product mix.

Other income

Other income increased 87.9% from $1.6 million during the year ended December 31, 2017 to $3.0 million in the comparable period in 2018 primarily due to creation/redemption fees earned from the ETFS exchange-traded products.

Operating Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2018	2017
Compensation and benefits	$74,515	$81,493	$ (6,978)	(8.6%)
Fund management and administration	56,686	42,144	14,542	34.5%
Marketing and advertising	13,884	14,402	(518)	(3.6%)
Sales and business development	17,153	13,811	3,342	24.2%
Contractual gold payments	8,512	—	8,512	n/a
Professional and consulting fees	7,984	5,254	2,730	52.0%
Occupancy, communications and equipment	6,203	5,415	788	14.6%
Depreciation and amortization	1,301	1,395	(94)	(6.7%)
Third-party distribution fees	6,611	3,393	3,218	94.8%
Acquisition-related costs	11,454	4,832	6,622	137.0%
Other	8,534	7,068	1,466	20.7%

Total expenses	$212,837	$179,207	$33,630	18.8%

As a Percent of Revenues:	Year Ended December 31,
	2018	2017
Compensation and benefits	27.2%	35.7%
Fund management and administration	20.7%	18.5%
Marketing and advertising	5.1%	6.3%
Sales and business development	6.2%	6.0%
Contractual gold payments	3.1%	n/a
Professional and consulting fees	2.9%	2.3%
Occupancy, communications and equipment	2.3%	2.4%
Depreciation and amortization	0.4%	0.6%
Third-party distribution fees	2.4%	1.5%
Acquisition-related costs	4.2%	2.1%
Other	3.1%	3.1%

Total expenses	77.6%	78.5%

Compensation and benefits

Compensation and benefits expense decreased 8.6% from $81.5 million during the year ended December 31, 2017 to $74.5 million in the comparable period in 2018 due to lower incentive compensation of our U.S. Business segment, partly offset by higher compensation of our International Business segment due to the ETFS Acquisition. Headcount of our U.S. Business segment was 162 and our International Business segment was 42 at December 31, 2017 compared to 153 and 75, respectively, at December 31, 2018.

Fund management and administration

Fund management and administration expense increased 34.5% from $42.1 million during the year ended December 31, 2017 to $56.7 million in the comparable period in 2018 due to higher average AUM of our International Business segment primarily associated with the ETFS Acquisition. We had 89 U.S. listed ETFs and 99 International listed ETPs at December 31, 2017 compared to 85 U.S. listed ETFs and 452 International listed ETPs at December 31, 2018.

Marketing and advertising

Marketing and advertising expense decreased 3.6% from $14.4 million during the year ended December 31, 2017 to $13.9 million in the comparable period in 2018 primarily due to lower levels of spending in our U.S. Business segment, partly offset by higher spending in our International Business segment.

Sales and business development

Sales and business development expense increased 24.2% from $13.8 million during the year ended December 31, 2018 to $17.2 million in the comparable period in 2018 due to higher spending on sales related activities globally.

Contractual gold payments

Contractual gold payments expense represents an ongoing obligation of ETFS Capital that we assumed in connection with the ETFS Acquisition. This obligation requires us to pay 9,500 ounces of gold annually from advisory fee income we earn from managing physically backed gold ETPs. During the year ended December 31, 2018, we recognized $8.5 million of contractual gold payments expense associated with the payment of 6,835 ounces of gold at an average daily spot price of $1,246 per ounce.

Professional and consulting fees

Professional and consulting fees increased 52.0% from $5.3 million during the year ended December 31, 2017 to $8.0 million in the comparable period in 2018 largely due to higher spending on corporate consulting-related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 14.6% from $5.4 million during the year ended December 31, 2017 to $6.2 million in the comparable period in 2018 primarily due to higher headcount associated with the ETFS Acquisition.

Depreciation and amortization

Depreciation and amortization expense decreased 6.7% from $1.4 million during the year ended December 31, 2017 to $1.3 million in the comparable period in 2018 and is primarily associated with our office in Japan which is in the process of being closed.

Third-party distribution fees

Third-party distribution fees increased 94.8% from $3.4 million during the year ended December 31, 2017 to $6.6 million in the comparable period in 2018 primarily due to higher fees paid for platform relationships and to our third-party marketing agent in Latin America.

Acquisition-related costs

During the year ended December 31, 2018 we incurred acquisition-related costs associated with the ETFS Acquisition of $11.5 million which included professional advisor fees, severance and other compensation costs, a write-off of our office lease and other integration costs.

During the year ended December 31, 2017, we incurred acquisition-related costs of $4.8 million, which were primarily professional fees associated with the ETFS Acquisition, as well as professional fees associated with securing an option to purchase the remaining equity interests in AdvisorEngine. This option has since expired.

Other

Other expenses increased 20.7% from $7.1 million during the year ended December 31, 2017 to $8.5 million in the comparable period in 2018 primarily due to higher International Business segment office expenses associated with an increase in headcount from the ETFS Acquisition.

Other Income/(Expenses)

	Year Ended December 31,		Change	Percent Change
(in thousands)	2018	2017
Interest expense	$(7,962)	$—	$(7,962)	n/a
Gain on revaluation of deferred consideration	12,220	—	12,220	n/a
Interest income	3,093	2,861	232	8.1%
Impairments	(17,386)	—	(17,386)	n/a
Settlement gain	—	6,909	(6,909)	n/a
Other losses, net	(205)	(666)	461	(69.2%)

Total other income/(expenses)	$(10,240)	$9,104	$(19,344)	n/a

	Year Ended December 31,
As a Percent of Revenues:	2018	2017
Interest expense	(2.9%)	n/a
Gain on revaluation of deferred consideration	4.5%	n/a
Interest income	1.1%	1.3%
Impairments	(6.3%)	n/a
Settlement gain	n/a	3.0%
Other losses, net	(0.1%)	(0.3%)

Total other income/(expenses)	(3.7%)	4.0%

Interest expense

Interest expense for the year ended December 31, 2018 of $8.0 million was incurred principally in connection with the $200.0 million Term Loan to facilitate the ETFS Acquisition. Our effective interest rate during the period was 5.1% and includes our cost of borrowing and amortization of issuance costs.

Gain on revaluation of deferred consideration

Gain on revaluation of deferred consideration of $12.2 million arose from the ongoing contractual gold payment obligation described above that we assumed from ETFS Capital in connection with the ETFS Acquisition. The present value of the ongoing obligation to pay 9,500 ounces of gold until March 2058, which is then reduced to 6,333 ounces into perpetuity is recorded on our Consolidated Balance Sheet as deferred consideration, which is re-measured each quarter based upon forward-looking gold prices. A gain was recognized during the year ended December 31, 2018 as the price of gold has declined when compared to April 11, 2018, the date in which the deferred consideration was originally measured. The magnitude of the gain recognized is highly correlated to the magnitude of the change in the price of gold.

Interest income

Interest income increased 8.1% from $2.9 million during the year ended 2017 to $3.1 million in the comparable period in 2018 primarily due to paid-in-kind interest on a note receivable from AdvisorEngine, partly offset by lower interest income on our short-term investment grade bond portfolio which has matured.

Impairments

During the year ended December 31, 2018, impairment charges of $17.4 million were recognized on the following items: (i) $10.0 million on the intangible asset associated with the WisdomTree Continuous Commodity Index Fund, or GCC; (ii) $3.8 million related to our ownership stake in Thesys Group, Inc., or Thesys; (iii) $3.3 million upon the expiration of our option to acquire the remaining equity interests in AdvisorEngine; and (iv) $0.3 million associated with the disposal of the fixed assets of our Japan office.

Settlement gain

A settlement gain of $6.9 million was recorded during the year ended December 31, 2017 representing the fair value of the preferred stock of Thesys that we received in connection with the resolution of a dispute regarding our ownership stake in Thesys, which occurred in June 2017. See Note 9 to our Consolidated Financial Statements.

Other losses, net

Other losses, net were $0.2 million and $0.7 million during the year ended December 31, 2018 and 2017, respectively. Gains and losses generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.

Income Taxes

Our effective income tax rate for the year ended December 31, 2018 of 28.2% resulted in income tax expense of $14.4 million. Our tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, non-deductible acquisition-related costs, state and local income taxes and a valuation allowance on capital losses, partly offset by a non-taxable gain on revaluation of deferred consideration, a lower tax rate on foreign earnings and stock-based compensation windfall tax benefits. The gain on revaluation of deferred consideration is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate.

Our effective income tax rate for the year ended December 31, 2017 of 53.3% resulted in income tax expense of $31.0 million. Our tax rate differed from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, state and local income tax expense, non-deductible acquisition-related costs and tax shortfalls recognized upon vesting of stock-based compensation awards during the year ended December 31, 2017. In addition, included within our effective income tax rate is a charge of $0.5 million to remeasure our net deferred tax assets, or DTAs, in connection with U.S. tax reform. We were required to remeasure our DTAs using the newly enacted federal corporate income tax rate of 21% at date of enactment. This reduced the carrying value of our DTAs and increased tax expense.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2017	2016
Global AUM (in millions)
Average global AUM	$45,197	$42,032	$3,165	7.5%

Operating Revenues (in thousands)
Advisory fees	$226,692	$218,217	$8,475	3.9%
Other income	1,603	703	900	128.0%

Total revenues	$228,295	$218,920	$9,375	4.3%

Average Global AUM

Our average global AUM increased 7.5% from $42.0 billion at December 31, 2016 to $45.2 billion at December 31, 2017. This was primarily due to market appreciation of our U.S. listed ETFs, and to a lesser extent, net inflows into certain of our U.S. listed ETFs (including within our international equity, emerging markets, U.S. equity, fixed income and alternative strategy ETFs) and International listed ETPs. These increases were partly offset by outflows in our two largest U.S. listed ETFs, HEDJ and DXJ.

Operating Revenues

Advisory fees

Advisory fee revenues increased 3.9% from $218.2 million during the year ended December 31, 2016 to $226.7 million in the comparable period in 2017 due to an increase in our average global AUM, partly offset by lower average U.S. advisory fees due to a change in product mix. The changes in product mix resulted in our average global ETP advisory fee declining from 0.51% for the year ended December 31, 2016 to 0.50% for the year ended December 31, 2017.

Other income

Other income increased 128.0% from $0.7 million during the year ended December 31, 2016 to $1.6 million in the comparable period in 2017. The increase was primarily attributable to higher creation/redemption fees from our Boost ETPs.

Operating Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2017	2016
Compensation and benefits	$81,493	$63,263	$18,230	28.8%
Fund management and administration	42,144	41,083	1,061	2.6%
Marketing and advertising	14,402	15,643	(1,241)	(7.9%)
Sales and business development	13,811	12,537	1,274	10.2%
Professional and consulting fees	5,254	6,692	(1,438)	(21.5%)
Occupancy, communications and equipment	5,415	5,211	204	3.9%
Depreciation and amortization	1,395	1,305	90	6.9%
Third-party distribution fees	3,393	2,827	566	20.0%
Acquisition-related costs	4,832	—	4,832	n/a
Other	7,068	6,909	159	2.3%

Total expenses	$179,207	$155,470	$23,737	15.3%

	Year Ended December 31,
As a Percent of Revenues:	2017	2016
Compensation and benefits	35.7%	28.9%
Fund management and administration	18.5%	18.8%
Marketing and advertising	6.3%	7.1%
Sales and business development	6.0%	5.7%
Professional and consulting fees	2.3%	3.0%
Occupancy, communications and equipment	2.4%	2.4%
Depreciation and amortization	0.6%	0.6%
Third-party distribution fees	1.5%	1.3%
Acquisition-related costs	2.1%	n/a
Other	3.1%	3.2%

Total expenses	78.5%	71.0%

Compensation and benefits

Compensation and benefits expense increased 28.8% from $63.3 million during the year ended December 31, 2016 to $81.5 million in the comparable period in 2017 primarily due to higher accrued incentive compensation. The incentive compensation pool increased for compensation payable to our Chief Executive Officer, who opted not to accept any cash or equity bonus in the prior year. The pool was also increased to recognize the achievement of certain milestones involving several important strategic initiatives, as well as the addition of a key executive and average higher headcount. Headcount of our U.S. Business segment was 163 and our International Business segment was 46 at December 31, 2016 compared to 162 and 42, respectively, at December 31, 2017.

Fund management and administration

Fund management and administration expense increased 2.6% from $41.1 million during the year ended December 31, 2016 to $42.1 million in the comparable period in 2017. This increase was primarily due to higher average global AUM and the higher number of ETPs of our International Business segment, partly offset by a lower number of U.S. listed ETFs. We had 94 U.S. listed ETFs and 90 International listed ETPs at December 31, 2016 compared to 89 U.S. listed ETFs and 99 International listed ETPs at December 31, 2017.

Marketing and advertising

Marketing and advertising expense decreased 7.9% from $15.6 million during the year ended December 31, 2016 to $14.4 million in the comparable period in 2017 primarily due to lower levels of advertising related activities in our U.S. Business segment.

Sales and business development

Sales and business development expense increased 10.2% from $12.5 million during the year ended December 31, 2016 to $13.8 million in the comparable period in 2017 primarily due to sales related activities globally.

Professional and consulting fees

Professional and consulting fees decreased 21.5% from $6.7 million during the year ended December 31, 2016 to $5.3 million in the comparable period in 2017 primarily due to lower professional and corporate consulting-related expenses of our U.S. Business segment.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the year ended December 31, 2016.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged from the year ended December 31, 2016.

Third-party distribution fees

Third-party distribution fees expense increased 20.0% from $2.8 million during the year ended December 31, 2016 to $3.4 million in the comparable period in 2017 primarily due to higher fees paid to our third-party marketing agents in Latin America and Israel as well as the addition of a new distribution relationship, partly offset by lower spending on a third-party commission free brokerage platform in the U.S.

Acquisition-related costs

During the year ended December 31, 2017, we incurred acquisition-related costs of $4.8 million, which were primarily professional fees associated with the ETFS Acquisition, as well as professional fees associated with securing an option to purchase the remaining equity interests in AdvisorEngine. This option has since expired.

Other

Other expense was essentially unchanged from the year ended December 31, 2016.

Other Income/(Expenses)

	Year Ended December 31,		Change	Percent Change
(in thousands)	2017	2016
Interest income	$2,861	$1,111	$1,750	157.5%
Settlement gain	6,909	—	6,909	n/a
Impairments	—	(1,676)	1,676	n/a
Acquisition payment	—	(6,738)	6,738	n/a
Other losses, net	(666)	(585)	(81)	13.8%

Total other income/(expenses)	$9,104	$(7,888)	$16,992	n/a

	Year Ended December 31,
As a Percent of Revenues:	2017	2016
Interest income	1.3%	0.5%
Settlement gain	3.0%	n/a
Goodwill impairment	n/a	(0.8%)
Acquisition payment	n/a	(3.0%)
Other losses, net	(0.3%)	(0.3%)

Total other income/(expenses)	4.0%	(3.6%)

Interest income

Interest income increased 157.5% from $1.1 million during the year ended December 31, 2016 to $2.9 million in the comparable period in 2017 primarily due to higher interest earned on our short-term investment grade bond portfolio.

Settlement gain

A settlement gain of $6.9 million was recorded during the year ended December 31, 2017 representing the fair value of the preferred stock of Thesys that we received in connection with the resolution of a dispute regarding our ownership stake in Thesys, which occurred in June 2017. See Note 9 to our Consolidated Financial Statements.

Impairments

A goodwill impairment charge of $1.7 million was recorded during the year ended December 31, 2016, which was related to an interim impairment test performed on the goodwill recognized in connection with the acquisition of a majority stake in our European business in April 2014.

Acquisition payment

Acquisition payment expense was $6.7 million during the year ended December 31, 2016 as a result of the acceleration of the buyout of the remaining minority interest in Boost.

Other losses, net

Other losses, net during the year ended December 31, 2017 was $0.7 million and included realized losses on our short-term investment grade bond portfolio and miscellaneous foreign exchange losses, partly offset by a reimbursement of fund-related costs.

Other losses, net during the year ended December 31, 2016 was $0.6 million and were primarily related to miscellaneous foreign exchange losses.

Income Taxes

Our effective income tax rate for the year ended December 31, 2017 of 53.3% resulted in income tax expense of $31.0 million. Our tax rate differed from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, state and local income tax expense, non-deductible acquisition-related costs and tax shortfalls recognized upon vesting of stock-based compensation awards during the year ended December 31, 2017. In addition, included within our effective income tax rate is a charge of $0.5 million to remeasure our net DTAs in connection with U.S. tax reform. We were required to remeasure our DTAs using the newly enacted federal corporate income tax rate of 21% at date of enactment. This reduced the carrying value of our DTAs and increased tax expense.

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

Quarterly Results

The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2018 and 2017. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

Certain accounts in the prior year’s Consolidated Statements of Operations have been reclassified to conform to the current year’s consolidated financial statement presentation. See Note 2 to our Consolidated Financial Statements for additional information.

(in thousands, except per share amounts)	Q4/18	Q3/18	Q2/18	Q1/18	Q4/17	Q3/17	Q2/17	Q1/17
Operating Revenues:
Advisory fees	$67,191	$71,679	$73,778	$58,456	$60,515	$57,293	$55,856	$53,028
Other income	676	891	997	448	457	421	386	339

Total revenues	67,867	72,570	74,775	58,904	60,972	57,714	56,242	53,367

Operating Expenses:
Compensation and benefits	18,838	17,544	19,301	18,832	25,706	19,492	18,421	17,874
Fund management and administration	15,861	15,292	14,621	10,912	11,570	10,862	10,112	9,600
Marketing and advertising	3,672	3,239	3,778	3,195	3,726	3,314	3,825	3,537
Sales and business development	5,036	3,801	4,503	3,813	3,843	3,617	3,389	2,962
Contractual gold payments	2,917	2,880	2,715	—	—	—	—	—
Professional and consulting fees	2,854	1,934	1,560	1,636	1,440	1,035	1,221	1,558
Occupancy, communications and equipment	1,544	1,722	1,574	1,363	1,313	1,378	1,371	1,353
Depreciation and amortization	303	306	337	355	353	353	352	337
Third-party distribution fees	1,813	1,407	1,666	1,725	1,081	710	670	932
Acquisition-related costs	1,008	456	7,928	2,062	4,832	—	—	—
Other	2,202	2,281	2,261	1,790	1,873	1,729	1,842	1,624

Total expenses	56,048	50,862	60,244	45,683	55,737	42,490	41,203	39,777

Operating income	11,819	21,708	14,531	13,221	5,235	15,224	15,039	13,590
Other Income/(Expenses):
Interest expense	(2,859)	(2,747)	(2,356)	—	—	—	—	—
(Loss)/gain on revaluation of deferred consideration	(5,410)	7,732	9,898	—	—	—	—	—
Interest income	800	719	612	962	864	772	641	584
Impairments	(17,386)	—	—	—	—	—	—	—
Settlement gain	—	—	—	—	—	—	6,909	—
Other gains and losses, net	439	118	(501)	(261)	(450)	(500)	(364)	648

(Loss)/income before taxes	(12,597)	27,530	22,184	13,922	5,649	15,496	22,225	14,822
Income tax (benefit)/expense	(1,033)	5,481	5,460	4,498	5,411	7,520	10,120	7,942

Net (loss)/income	($11,564)	$22,049	$16,724	$9,424	$238	$7,976	$12,105	$6,880

(Loss)/earnings per share—basic	($0.08)	$0.13	$0.10	$0.07	$0.00	$0.06	$0.09	$0.05

(Loss)/earnings per share—diluted	($0.08)	$0.13	$0.10	$0.07	$0.00	$0.06	$0.09	$0.05

Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.08	$0.08	$0.08	$0.08

	Q4/18	Q3/18	Q2/18	Q1/18	Q4/17	Q3/17	Q2/17	Q1/17
Percent of Revenues
Operating Revenues
Advisory fees	99.0%	98.8%	98.7%	99.2%	99.3%	99.3%	99.3%	99.4%
Other income	1.0%	1.2%	1.3%	0.8%	0.7%	0.7%	0.7%	0.6%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Compensation and benefits	27.8%	24.2%	25.8%	32.0%	42.1%	33.8%	32.8%	33.5%
Fund management and administration	23.3%	21.1%	19.6%	18.6%	19.0%	18.8%	18.0%	18.0%
Marketing and advertising	5.4%	4.4%	5.1%	5.4%	6.1%	5.7%	6.8%	6.6%
Sales and business development	7.4%	5.2%	6.0%	6.5%	6.3%	6.3%	6.0%	5.6%
Contractual gold payments	4.3%	4.0%	3.6%	n/a	n/a	n/a	n/a	n/a
Professional and consulting fees	4.2%	2.7%	2.1%	2.8%	2.4%	1.8%	2.2%	2.9%
Occupancy, communications and equipment	2.3%	2.4%	2.1%	2.3%	2.1%	2.4%	2.4%	2.5%
Depreciation and amortization	0.5%	0.4%	0.5%	0.6%	0.6%	0.6%	0.6%	0.6%
Third-party distribution fees	2.7%	2.0%	2.2%	2.9%	1.8%	1.2%	1.2%	1.8%
Acquisition-related costs	1.4%	0.6%	10.6%	3.5%	7.9%	n/a	n/a	n/a
Other	3.2%	3.1%	3.0%	3.0%	3.1%	3.0%	3.3%	3.0%

Total expenses	82.5%	70.1%	80.6%	77.6%	91.4%	73.6%	73.3%	74.5%

Operating income	17.5%	29.9%	19.4%	22.4%	8.6%	26.4%	26.7%	25.5%
Other Income/(Expenses)
Interest expense	(4.2%)	(3.8%)	(3.1%)	n/a	n/a	n/a	n/a	n/a
(Loss)/gain on revaluation of deferred consideration	(8.0%)	10.7%	13.2%	n/a	n/a	n/a	n/a	n/a
Interest income	1.2%	1.0%	0.8%	1.6%	1.4%	1.3%	1.1%	1.1%
Impairments	(25.6%)	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Settlement gain	n/a	n/a	n/a	n/a	n/a	n/a	12.3%	n/a
Other gains and losses, net	0.6%	0.1%	(0.7%)	(0.4%)	(0.7%)	(0.9%)	(0.6%)	1.2%

(Loss)/income before taxes	(18.5%)	37.9%	29.6%	23.6%	9.3%	26.8%	39.5%	27.8%
Income tax (benefit)/expense	(1.5%)	7.5%	7.3%	7.6%	8.9%	13.0%	18.0%	14.9%

Net (loss)/income	(17.0%)	30.4%	22.3%	16.0%	0.4%	13.8%	21.5%	12.9%

	Q4/18	Q3/18	Q2/18	Q1/18	Q4/17	Q3/17	Q2/17	Q1/17
Operating Statistics
U.S. LISTED ETFs (in millions)
Beginning of period assets	$41,556	$41,340	$42,886	$46,827	$44,398	$43,183	$41,940	$40,164
Inflows/(outflows)	(893)	(878)	(1,231)	(2,167)	306	(619)	605	(58)
Market appreciation/(depreciation)	(5,177)	1,094	(315)	(1,774)	2,123	1,834	638	1,834

End of period assets	$35,486	$41,556	$41,340	$42,886	$46,827	$44,398	$43,183	$41,940

Average assets during the period	$38,246	$41,555	$43,464	$45,618	$46,030	$43,523	$42,961	$41,292
Average ETF advisory fee during the period	0.47%	0.48%	0.49%	0.49%	0.50%	0.50%	0.50%	0.50%
Number of ETFs—end of the period	85	84	81	81	89	87	90	88

INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$17,587	$18,629	$2,075	$2,110	$1,971	$1,547	$1,424	$1,093
Assets acquired	—	—	17,641	—	77	—	—	—
Inflows/(outflows)	1,128	(374)	(25)	(47)	(48)	333	165	325
Market appreciation/(depreciation)	(107)	(668)	(1,062)	12	110	91	(42)	6

End of period assets	$18,608	$17,587	$18,629	$2,075	$2,110	$1,971	$1,547	$1,424

Average assets during the period	$18,175	$17,905	$17,837	$2,106	$2,036	$1,693	$1,446	$1,280
Average ETP advisory fee during the period	0.47%	0.48%	0.47%	0.57%	0.57%	0.60%	0.61%	0.63%
Number of ETPs—end of the period	452	451	445	99	99	96	93	91

	Q4/18	Q3/18	Q2/18	Q1/18	Q4/17	Q3/17	Q2/17	Q1/17
PRODUCT CATEGORIES
Commodity & Currency
Beginning of period assets	$15,051	$16,167	$416	$445	$465	$464	$519	$564
Assets acquired	—	—	16,778	—	—	—	—	—
Inflows/(outflows)	973	(434)	(99)	(28)	(32)	(1)	(44)	(41)
Market appreciation/(depreciation)	239	(682)	(928)	(1)	12	2	(11)	(4)

End of period assets	$16,263	$15,051	$16,167	$416	$445	$465	$464	$519

Average assets during the period	$15,670	$15,384	$15,316	$426	$455	$468	$488	$544
International Developed Market Equity
Beginning of period assets	$19,702	$20,331	$22,432	$25,950	$25,275	$24,647	$24,057	$23,105
Assets acquired	—	—	—	—	37	—	—	—
Inflows/(outflows)	(2,422)	(1,289)	(1,502)	(2,704)	(299)	(551)	126	(259)
Market appreciation/(depreciation)	(2,685)	660	(599)	(814)	937	1,179	464	1,211

End of period assets	$14,595	$19,702	$20,331	$22,432	$25,950	$25,275	$24,647	$24,057

Average assets during the period	$17,050	$19,907	$22,455	$24,435	$26,194	$24,704	$24,794	$23,769
U.S. Equity
Beginning of period assets	$15,187	$14,301	$13,359	$14,234	$13,161	$12,888	$12,516	$12,111
Assets acquired	—	—	—	—	24	—	—	—
Inflows/(outflows)	394	347	114	47	292	(227)	249	218
Market appreciation/(depreciation)	(2,247)	539	828	(922)	757	500	123	187

End of period assets	$13,334	$15,187	$14,301	$13,359	$14,234	$13,161	$12,888	$12,516

Average assets during the period	$14,291	$14,950	$14,021	$14,122	$13,571	$12,882	$12,629	$12,342
Emerging Market Equity
Beginning of period assets	$5,346	$5,643	$6,289	$5,887	$5,274	$4,828	$4,563	$3,917
Inflows/(outflows)	233	(216)	(120)	425	150	241	191	157
Market appreciation/(depreciation)	(301)	(81)	(526)	(23)	463	205	74	489

End of period assets	$5,278	$5,346	$5,643	$6,289	$5,887	$5,274	$4,828	$4,563

Average assets during the period	$5,148	$5,548	$6,116	$6,259	$5,586	$5,141	$4,742	$4,255
Fixed Income
Beginning of period assets	$1,738	$1,411	$1,101	$862	$722	$620	$572	$504
Assets acquired	—	—	—	—	16	—	—	—
Inflows/(outflows)	880	329	349	253	123	86	43	54
Market appreciation/(depreciation)	(31)	(2)	(39)	(14)	1	16	5	14

End of period assets	$2,587	$1,738	$1,411	$1,101	$862	$722	$620	$572

Average assets during the period	$2,157	$1,554	$1,237	$1,014	$756	$659	$604	$540
Leveraged & Inverse
Beginning of period assets	$1,445	$1,531	$872	$930	$976	$809	$773	$624
Assets acquired	—	—	863	—	—	—	—	—
Inflows/(outflows)	(1)	(61)	(71)	(135)	(100)	130	101	162
Market appreciation/(depreciation)	(162)	(25)	(133)	77	54	37	(65)	(13)

End of period assets	$1,282	$1,445	$1,531	$872	$930	$976	$809	$773

Average assets during the period	$1,393	$1,489	$1,592	$877	$931	$867	$733	$703
Alternatives
Beginning of period assets	$674	$578	$492	$582	$448	$404	$276	$287
Inflows/(outflows)	178	72	66	(70)	127	40	122	(4)
Market appreciation/(depreciation)	(97)	24	20	(20)	7	4	6	(7)

End of period assets	$755	$674	$578	$492	$582	$448	$404	$276

Average assets during the period	$712	$628	$564	$547	$524	$427	$348	$277
Closed ETPs
Beginning of period assets	$—	$7	$—	$47	$48	$70	$88	$145
Inflows/(outflows)	—	—	7	(2)	(3)	(4)	(18)	(20)
Market appreciation/(depreciation)	—	(7)	—	(45)	2	(18)	—	(37)

End of period assets	$—	$—	$7	$—	$47	$48	$70	$88

Average assets during the period	$—	$—	$—	$44	$49	$68	$69	$142

Headcount—U.S. Business segment	153	151	155	157	162	165	166	163
Headcount—International segment	75	76	76	34	42	43	46	47

Segment Results

The table below presents the net revenues, operating expenses and income before taxes of our U.S. Business and International Business reportable segments.

	Years Ended December 31,
	2018	2017	2016
U.S. Business Segment
Operating revenues
Advisory fees	$204,298	$217,021	$211,066
Other income	608	520	434

Total operating revenues	$204,906	$217,541	$211,500

Total operating expenses	$(152,430)	$(156,342)	$(137,769)

Other income/(expenses)
Interest expense	$(566)	$—	$—
Interest income	3,093	2,861	1,111
Impairments	(17,386)	—	—
Settlement gain	—	6,909	—
Other gains/(losses), net	292	(432)	(121)

Total other income/(expenses)	$(14,567)	$9,338	$990

Total income before taxes (U.S. Business Segment)	$37,909	$70,537	$74,721

Average assets during the period (in millions)	$42,241	$43,516	$41,012
Average ETF advisory fee during the period	0.48%	0.50%	0.51%
International Business Segment
Operating revenues
Advisory fees	$66,806	$9,671	$7,151
Other income	2,404	1,083	269

Total operating revenues	$69,210	$10,754	$7,420

Total operating expenses	$(60,407)	$(22,865)	$(17,701)

Other income/(expenses)
Interest expense	$(7,396)	$—	$—
Gain on revaluation of deferred consideration	12,220	—	—
Impairments	—	—	(1,676)
Acquisition payment	—	—	(6,738)
Other losses, net	(497)	(234)	(464)

Total other income/(expenses)	$4,327	$(234)	$(8,878)

Total income/(loss) before taxes (International Business Segment)	$13,130	$(12,345)	$(19,159)

Average assets during the period (in millions)	$14,155	$1,681	$1,020
Average ETP advisory fee during the period	0.48%	0.60%	0.65%
Income/(loss) before taxes
U.S. Business segment	$37,909	$70,537	$74,721
International Business segment	13,130	(12,345)	(19,159)

Total income before taxes	$51,039	$58,192	$55,562

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

U.S. Business segment

Operating revenues of the U.S. Business segment decreased 5.8% from $217.5 million during the year ended December 31, 2017 to $204.9 million in the comparable period in 2018. The decrease was attributable to net outflows from our two largest U.S. listed ETFs, HEDJ and DXJ, market depreciation and lower average U.S. listed ETF advisory fees due to a change in product mix. These decreases were partly offset by net inflows into certain of our U.S. listed ETFs (including within our fixed income, U.S. equity, emerging markets and alternative strategy ETFs). Our average U.S. listed ETF advisory fee was 0.48% and 0.50% during the years ended December 31, 2018 and 2017, respectively.

Operating expenses of the U.S. Business segment decreased 2.5% from $156.3 million during the year ended December 31, 2017 to $152.4 million in the comparable period in 2018 due primarily to lower incentive compensation, partly offset by higher acquisition-related costs, higher third-party distribution fees and higher professional fees.

Other income/(expenses) of the U.S. Business segment were ($14.6) million during the year ended December 31, 2018, which included impairments of ($17.4) million and interest expense of ($0.6) million. These expenses were partly offset by interest income of $3.1 million and other gains, net of $0.3 million. Other income/(expenses) were $9.3 million during the year ended December 31, 2017 which included a settlement gain of $6.9 million and interest income of $2.8 million. These items were partly offset by other losses, net of ($0.4) million.

International Business segment

Operating revenues of the International Business segment increased 543.6% from $10.8 million during the year ended December 31, 2017 to $69.2 million in the comparable period in 2017. This increase was attributable to higher average AUM associated with the ETFS Acquisition.

Operating expenses of the International Business segment increased 164.2% from $22.9 million during the year ended December 31, 2017 to $60.4 million in the comparable period in 2018, primarily due to the ETFS Acquisition. Fund management and administration expense and compensation expense increased due to higher average AUM and higher headcount, respectively. In addition, during the year ended December 31, 2018 we recognized contractual gold payments expense of $8.5 million and acquisition-related costs of $3.2 million associated with the integration of ETFS.

Other income/(expenses) of the International Business segment was $4.3 million during the year ended December 31, 2018, which was comprised of a gain on revaluation of deferred consideration of $12.2 million, partly offset by interest expense of ($7.4) million incurred in connection with the Term Loan and other losses of ($0.5) million.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

U.S. Business segment

Revenues of the U.S. Business segment increased 2.9% from $211.5 million during the year ended December 31, 2016 to $217.5 million in the comparable period in 2017. Revenues increased as compared to the prior year due to higher advisory fee revenue on higher average AUM (partly offset by a decline in our U.S. listed ETF advisory fee). Our average U.S. listed ETF advisory fee declined from 0.51% for year ended December 31, 2016 to 0.50% for the year ended December 31, 2017 due to changes in product mix.

Operating expenses of the U.S. Business segment increased 13.5% from $137.8 million during the year ended December 31, 2016 to $156.3 million in the comparable period in 2017. Included within operating expenses were $4.8 million of acquisition-related costs incurred in connection with our agreement to acquire ETFS, and to a lesser extent, professional fees associated with securing an option to purchase the remaining equity interests in AdvisorEngine, which has since expired. In addition, compensation expense increased due to higher accrued incentive compensation. The incentive compensation pool increased for compensation payable to our Chief Executive Officer, who opted not to accept any cash or equity bonus in the prior year. The pool was also increased to recognize the achievement of certain milestones involving several important strategic initiatives, as well as the addition of a key executive and average higher headcount. These increases were partly offset by lower marketing expenses.

Other income/(expenses) of the U.S. Business segment increased by $8.4 million from $1.0 million during the year ended December 31, 2016 to $9.3 million in the comparable period in 2017. The increase was principally due to the $6.9 million settlement gain which was recognized in June 2017, as well as higher interest income on our short-term investment grade bond portfolio.

International Business segment

Revenues of the International Business segment increased 44.9% from $7.4 million during the year ended December 31, 2016 to $10.8 million during the year ended December 31, 2017. This increase was attributable to higher average AUM which increased 64.8% from $1.0 billion during the year ended December 31, 2016 to $1.7 billion during the year ended December 31, 2017 primarily due to net inflows, and to a lesser extent market appreciation.

Operating expenses of the International Business segment increased 29.2% from $17.7 million during the year ended December 31, 2016 to $22.9 million in the comparable period in 2017. This increase was attributable to higher compensation expense associated with higher average headcount, higher fund management and administration expenses due to higher average AUM and higher spending on sales related activities.

Other income/(expenses) of the International Business segment was ($8.9) million and ($0.2) million during the years ended December 31, 2016 and 2017, respectively. The year ended December 31, 2016 included acquisition payment expense of ($6.7) million associated with the acceleration of the buyout of the remaining minority interest in Boost during the second quarter of 2016, a goodwill impairment charge of ($1.7) million and other net losses of ($0.5) million.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31, 2018	December 31, 2017
Balance Sheet Data (in thousands):
Cash and cash equivalents	$77,784	$54,193
Accounts receivable	25,834	21,309
Securities held-to-maturity	20,180	21,299
Securities owned, at fair value	8,873	66,294

Total: Liquid assets	132,671	163,095
Less: Total current liabilities	(62,801)	(57,348)

Subtotal	69,870	105,747
Plus: Revolving Credit Facility—undrawn	50,000	—

Total: Available liquidity	$119,870	$105,747

	Year Ended December 31,
	2018	2017	2016
Cash Flow Data (in thousands):
Operating cash flows	$37,468	$48,508	$54,911
Investing cash flows	(181,779)	(37,021)	(89,265)
Financing cash flows	169,199	(51,136)	(82,844)
Foreign exchange rate effect	(1,297)	1,120	(150)

Increase/(decrease) in cash and cash equivalents	$23,591	$(38,529)	$(117,348)

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

Cash and cash equivalents increased $23.6 million during the year ended December 31, 2018 due to $200.0 million proceeds from the issuance of long-term debt, $64.5 million from sales and maturities of debt securities available-for-sale, $37.5 million of cash generated by our operating activities and $1.1 million from held-to-maturity securities called or maturing during the period. These increases were partly offset by $239.3 million of cash paid upon closing of the ETFS Acquisition, net of cash acquired, $19.2 million used to pay dividends on our common stock, $8.7 million used to pay Credit Facility issuance costs, $8.0 million used to fund the AdvisorEngine note receivable, $2.9 million used to repurchase our common stock and $1.4 million used for other activities.

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

Credit Facility

On April 11, 2018 and in connection with the ETFS Acquisition, we entered into a Credit Agreement with Credit Suisse AG and certain other lenders. Under the Credit Agreement, the lenders extended to us a

$200.0 million Term Loan, the net cash proceeds of which were used, together with other cash on hand, to complete the acquisition and pay certain related fees, costs and expenses, and made a $50.0 million Revolver available to us for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes.

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

The Credit Agreement governing the terms of the Credit Facility includes a financial covenant that requires that we maintain a Total Leverage Ratio, calculated as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2018, equal to or less than the ratio set forth opposite such fiscal quarter:

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

We were in compliance with our covenants under the Credit Agreement during the period April 11, 2018 through December 31, 2018.

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries of our International Business segment are required to maintain a minimum level of net liquid assets, which at December 31, 2018 was approximately $11.0 million in the aggregate. Notwithstanding these net liquid asset requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. Also, as part of our capital management, we maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2019, including purchases to offset future equity grants made under our equity plans. As previously mentioned, under the terms of the Credit Agreement, we are subject to various covenants including compliance with the Total Leverage Ratio. A quarterly dividend payment in excess of $0.03 per share and repurchases of our common stock (excluding purchases of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations) are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined within the Credit Agreement) has occurred and is continuing at the time the cash dividend payment or stock repurchase is made.

In 2018, we repurchased 334,953 shares of our common stock under the repurchase program for an aggregate cost of $2.9 million. Currently, $85.7 million remains under this program for future purchases.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of December 31, 2018.

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term Loan	$200,000	$—	$200,000	$—	$—
Operating leases	35,915	5,020	7,338	5,916	17,641

Total	$235,915	$5,020	$207,338	$5,916	$17,641

Off-Balance Sheet Arrangements

Other than operating leases, which are included in the table above, we do not have any off-balance sheet financing or other arrangements. We have neither created nor are party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Critical Accounting Policies

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid by the Company to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill.

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

For impairment testing purposes, goodwill has been allocated to our U.S. Business reporting unit which is assessed annually for impairment on April 30th. In addition, goodwill arising from the ETFS Acquisition (See Note 3 to our Consolidated Financial Statements) has been allocated to the European Business reporting unit included in the International Business reportable segment and assessed annually for impairment on November 30th. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the income approach, market approach and our market capitalization when determining the fair value of our reporting units. Our goodwill was assessed for impairment as of the previously mentioned impairment testing dates. The results of these analyses indicated no impairment.

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all of our intangible assets is November 30th. Our intangible assets were assessed for impairment as of November 30, 2018. The results of our analyses identified an impairment of $10.0 million related to our customary advisory agreement with GCC. No other intangible assets were determined to be impaired based upon qualitative assessments (See Note 24 to our Consolidated Financial Statements).

Investments, Carried at Cost

We account for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within ASU 2016-01, Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. During the fourth quarter of 2018, we recognized impairments on the following items: (i) a partial impairment of $3.8 million related to our investment in Thesys and (ii) the value ascribed to our AdvisorEngine option of $3.3 million upon its expiration.

Revenue Recognition

We earn substantially all of our revenue in the form of advisory fees from our ETPs and recognize revenue over time, as the performance obligation is satisfied. ETP advisory fees are based on a percentage of the ETPs’ average daily net assets. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which we have a right to invoice.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), a comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The guidance in ASU 2014-09, and the related amendments, became effective for us on January 1, 2018. We adopted this standard under the modified retrospective method and determined the standard did not have a material impact on our historical pattern of recognizing revenue from contracts with customers in our consolidated financial statements (See Note 17 to our Consolidated Financial Statements).

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of the standard is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in the update make targeted improvements to generally accepted accounting principles. These include requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Available-for-sale classification for equity investments with readily determinable fair values will no longer be permissible. However, an entity may choose a measurement alternative to measure equity investments that do not have readily determinable fair values by recognizing these financial instruments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this standard on January 1, 2018 and have elected to apply the measurement alternative to our equity investments that do not have readily determinable fair values. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss, or CECL, model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing our financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018 and early adoption is permitted. We estimate that the implementation of ASU 2016-02 will result in the recognition of a right-of-use asset and lease liability of approximately $22.0 million and $27.0 million, respectively, associated with the future minimum payments required under our leases as disclosed in Note 14 to our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (A) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (B) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describes key aspects of our market risk.

Market Risk

Market risk to us generally represents the risk of changes in the value of our ETPs that generally results from fluctuations in securities or commodity prices, foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all our revenues are derived from advisory agreements for the WisdomTree ETPs. Under these agreements, the advisory fee we receive is based on the average market value of the assets in the WisdomTree ETP portfolios we manage.

Fluctuations in the value of the ETPs are common and are generated by numerous factors such as market volatility, the overall economy, inflation, changes in investor strategies and sentiment, availability of alternative investment vehicles, government regulations and others. Accordingly, changes in any one or a combination of these factors may reduce the value of investment securities and, in turn, the underlying AUM on which our revenues are earned. These declines may cause investors to withdraw funds from our ETPs in favor of investments that they perceive as offering greater opportunity or lower risk, thereby compounding the impact on our revenues. We believe challenging and volatile market conditions will continue to be present in the foreseeable future.

Interest Rate Risk

To maximize yields, we invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and short-term investment grade corporate bonds which totaled $113.1 million and $27.4 million as of December 31, 2017 and 2018, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this Report. See Index to the consolidated financial statements on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. See “Changes in Internal Control over Financial Reporting” below for a discussion regarding the ETFS Acquisition which we completed on April 11, 2018 (See Note 3 to our Consolidated Financial Statements).

Changes in Internal Control Over Financial Reporting

As of the date of this Report, we are in the process of completing the integration of the acquired operations of ETFS into our overall internal control over financial reporting, or ICFR, and have deferred our assessment of the ICFR related to ETFS, which for the year ended December 31, 2018 constituted 3% and 6% of total and net assets, respectively, at December 31, 2018, and 20% of revenues for the year then ended.

Notwithstanding the ETFS Acquisition, during the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

Effective February 25, 2019, Brian T. Shea resigned as a member of our Board of Directors and nominating committee. Mr. Shea’s resignation is not due to any disagreements with our management or the board relating to our operations, policies or practices. We have accelerated the vesting of an aggregate of 10,536 shares of our restricted stock held by Mr. Shea, which were originally scheduled to vest as to 1,600 shares in April 2019 and 8,936 shares in June 2019.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2019 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form 10-K, and is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will be contained in our definitive proxy statement or in an amendment to this Form 10-K, and is incorporated herein by reference.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Conduct is posted on our website at http://ir.wisdomtree.com/corporate-governance.

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

(a). The following are filed as part of this Report:

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

(b). Exhibits: The list of exhibits in the Exhibit Index immediately preceding the exhibits to this Report is incorporated herein by reference in response to this item.

ITEM 16.	FORM 10-K SUMMARY

None.

WISDOMTREE INVESTMENTS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of WisdomTree Investments, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

New York, NY

March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of WisdomTree Investments, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree Investments, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired European exchange-traded, commodity, currency and leveraged-and-inverse business (“ETFS”) of ETFS Capital Limited, which is included in the 2018 consolidated financial statements of the Company and constituted 3% and 6% of total and net assets, respectively, as of December 31, 2018 and 20% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ETFS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, NY

March 1, 2019

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$77,784	$54,193
Securities owned, at fair value	8,873	66,294
Securities held-to-maturity	—	1,000
Accounts receivable	25,834	21,309
Income taxes receivable	1,181	6,978
Prepaid expenses	4,441	3,550
Other current assets	163	1,007

Total current assets	118,276	154,331
Fixed assets, net	9,122	10,693
Note receivable, net (Note 8)	28,722	18,748
Indemnification receivable (Note 22)	34,876	—
Securities held-to-maturity	20,180	20,299
Deferred tax assets, net	7,042	1,050
Investments, carried at cost (Note 9)	28,080	35,187
Goodwill (Note 24)	85,856	1,799
Intangible assets (Note 24)	603,209	12,085
Other noncurrent assets	2,155	793

Total assets	$937,518	$254,985

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$22,508	$20,099
Compensation and benefits payable	18,453	28,053
Deferred consideration—gold payments (Note 11)	11,765	—
Securities sold, but not yet purchased, at fair value	1,698	950
Accounts payable and other liabilities	8,377	8,246

Total current liabilities	62,801	57,348
Long-term debt (Note 12)	194,592	—
Deferred consideration—gold payments (Note 11)	149,775	—
Deferred rent payable	4,570	4,686
Other noncurrent liabilities (Note 22)	34,876	—

Total liabilities	446,614	62,034

Preferred stock—Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding (Note 13)	132,569	—

Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 153,202 and 136,996 at December 31, 2018 and December 31, 2017, respectively	1,532	1,370
Additional paid-in capital	363,655	216,006
Accumulated other comprehensive income	467	291
Accumulated deficit	(7,319)	(24,716)

Total stockholders’ equity	358,335	192,951

Total liabilities and stockholders’ equity	$937,518	$254,985

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2018	2017	2016
Operating Revenues:
Advisory fees	$271,104	$226,692	$218,217
Other income	3,012	1,603	703

Total revenues	274,116	228,295	218,920

Operating Expenses:
Compensation and benefits	74,515	81,493	63,263
Fund management and administration	56,686	42,144	41,083
Marketing and advertising	13,884	14,402	15,643
Sales and business development	17,153	13,811	12,537
Contractual gold payments (Note 11)	8,512	—	—
Professional and consulting fees	7,984	5,254	6,692
Occupancy, communications and equipment	6,203	5,415	5,211
Depreciation and amortization	1,301	1,395	1,305
Third-party distribution fees	6,611	3,393	2,827
Acquisition-related costs (Note 3)	11,454	4,832	—
Other	8,534	7,068	6,909

Total expenses	212,837	179,207	155,470

Operating income	61,279	49,088	63,450
Other Income/(Expenses):
Interest expense	(7,962)	—	—
Gain on revaluation of deferred consideration—gold payments (Note 5)	12,220	—	—
Interest income	3,093	2,861	1,111
Impairments (Note 25)	(17,386)	—	(1,676)
Settlement gain (Note 9)	—	6,909	—
Acquisition payment	—	—	(6,738)
Other losses, net	(205)	(666)	(585)

Income before taxes	51,039	58,192	55,562
Income tax expense	14,406	30,993	29,407

Net income	$36,633	$27,199	$26,155

Earnings per share—basic	$0.23	$0.20	$0.19

Earnings per share—diluted	$0.23	$0.20	$0.19

Weighted-average common shares—basic	146,645	134,614	134,401

Weighted-average common shares—diluted	158,415	136,003	135,539

Cash dividends declared per common share	$0.12	$0.32	$0.32

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$36,633	$27,199	$26,155
Other comprehensive income/(loss)
Change in unrealized gains/(losses) on available-for-sale debt securities, net of tax	477	(314)	(163)
Foreign currency translation adjustment	(301)	649	245

Other comprehensive income	176	335	82

Comprehensive income	$36,809	$27,534	$26,237

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—January 1, 2016	138,415	$1,384	$257,960	$(126)	$(24,716)	$234,502
Restricted stock issued, net	1,662	16	(16)	—	—	—
Shares repurchased	(3,778)	(37)	(39,342)	—	—	(39,379)
Exercise of stock options, net	176	2	193	—	—	195
Stock-based compensation	—	—	14,892	—	—	14,892
Tax benefit from stock option exercised and vested restricted shares	—	—	8,557	—	—	8,557
Other comprehensive income	—	—	—	82	—	82
Dividends	—	—	(17,505)	—	(26,155)	(43,660)
Net income	—	—	—	—	26,155	26,155

Balance—December 31, 2016	136,475	1,365	224,739	(44)	(24,716)	201,344
Restricted stock issued, net	1,022	10	(10)	—	—	—
Shares repurchased	(698)	(7)	(7,884)	—	—	(7,891)
Exercise of stock options, net	197	2	530	—	—	532
Stock-based compensation	—	—	14,717	—	—	14,717
Tax benefit from stock option exercised and vested restricted shares	—	—	492	—	—	492
Other comprehensive income	—	—	—	335	—	335
Dividends	—	—	(16,578)	—	(27,199)	(43,777)
Net income	—	—	—	—	27,199	27,199

Balance—December 31, 2017	136,996	1,370	216,006	291	(24,716)	192,951
Common stock issued (Note 3)	15,250	153	137,097	—	—	137,250
Restricted stock issued, net	759	9	(9)	—	—	—
Shares repurchased	(334)	—	(2,885)	—	—	(2,885)
Exercise of stock options, net	531	—	191	—	—	191
Stock-based compensation	—	—	13,255	—	—	13,255
Other comprehensive income	—	—	—	176	—	176
Dividends	—	—	—	—	(19,236)	(19,236)
Net income	—	—	—	—	36,633	36,633

Balance—December 31, 2018	153,202	$1,532	$363,655	$467	$(7,319)	$358,335

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$36,633	$27,199	$26,155
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory fees paid in gold and other precious metals	(32,238)	—	—
Contractual gold payments	8,512	—	—
Gain on revaluation of deferred consideration	(12,220)	—	—
Impairments	17,386	—	1,676
Stock-based compensation	13,255	14,717	14,892
Deferred income taxes	(6,083)	8,838	12,900
Paid-in-kind interest income (Note 8)	(1,974)	—	—
Settlement gain	—	(6,909)	—
Amortization of credit facility issuance costs	2,087	—	—
Depreciation and amortization	1,301	1,395	1,305
Other	798	921	(278)
Changes in operating assets and liabilities, net of the effects of the ETFS Acquisition:
Securities owned, at fair value	(7,182)	(135)	(1,556)
Accounts receivable	3,804	(3,532)	9,778
Income taxes receivable/payable	5,706	(11,211)	1,687
Prepaid expenses	427	(204)	(719)
Gold and other precious metals	25,604	—	—
Other assets	984	(408)	(307)
Acquisition payable	—	(3,547)	(384)
Fund management and administration payable	221	6,203	9,636
Compensation and benefits payable	(16,050)	13,126	(13,089)
Securities sold, but not yet purchased, at fair value	748	(299)	1,249
Accounts payable and other liabilities	(4,251)	2,354	(8,034)

Net cash provided by operating activities	37,468	48,508	54,911

Cash flows from investing activities:
Purchase of fixed assets	(71)	(295)	(1,070)
Purchase of securities held-to-maturity	—	(3,009)	(15,502)
Purchase of debt securities available-for-sale	—	(99,848)	(63,619)
Purchase of investments	—	(8,278)	(20,000)
Funding of AdvisorEngine note receivable (Note 8)	(8,000)	(18,748)	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	1,107	4,194	16,742
Proceeds from sales and maturities of debt securities available-for-sale	64,498	91,095	6,002
Cash paid—ETFS Acquisition, net of cash acquired (Note 3)	(239,313)	—	—
Cash paid—Acquisition of the right to manage Questrade’s ETFs (Note 24)	—	(2,132)	—
Cash paid—Managing owner of GCC, net of cash acquired (Note 24)	—	—	(11,818)

Net cash used in investing activities	(181,779)	(37,021)	(89,265)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Dividends paid	(19,236)	(43,777)	(43,660)
Shares repurchased	(2,885)	(7,891)	(39,379)
Credit facility issuance costs	(8,690)	—	—
Preferred stock issuance costs	(181)	—	—
Proceeds from the issuance of long-term debt (Note 12)	200,000	—	—
Proceeds from exercise of stock options	191	532	195

Net cash provided by/(used in) financing activities	169,199	(51,136)	(82,844)

(Decrease)/increase in cash flow due to changes in foreign exchange rate	(1,297)	1,120	(150)

Net increase/(decrease) in cash and cash equivalents	23,591	(38,529)	(117,348)
Cash and cash equivalents—beginning of year	54,193	92,722	210,070

Cash and cash equivalents—end of year	$77,784	$54,193	$92,722

Supplemental disclosure of cash flow information:
Cash paid for taxes	$14,398	$33,113	$14,990

Cash paid for interest	$5,577	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company issued 14,750 shares of preferred stock and 15,250,000 shares of common stock to ETFS Capital in connection with the ETFS Acquisition which were collectively valued at $270,000 (See Note 3). In addition, a wholly-owned subsidiary of the Company assumed a deferred consideration obligation which was valued at $172,746 on the acquisition date (See Note 11).

On June 20, 2017, the Company was issued newly authorized preferred stock of Thesys Group, Inc. (formerly known as Tradeworx, Inc.) (“Thesys”) and a warrant to purchase additional preferred stock in connection with the resolution of a dispute related to the Company’s ownership stake in Thesys. The fair value of the preferred stock was $6,909 and is included in Investments on the Consolidated Balance Sheets. The fair value of the warrant was determined to be insignificant (See Note 9).

During the year ended December 31, 2018, stock options that would have resulted in $508 of proceeds upon exercise were instead exercised on a cashless basis.

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange-traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, commodity, fixed income, leveraged and inverse, currency and alternative strategies. The Company has the following wholly-owned operating subsidiaries:

•

WisdomTree Asset Management, Inc. is a New York based investment adviser registered with the SEC providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT, a non-consolidated third party, is a Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.

•

ETFS Management Company (Jersey) Limited (“ManJer”) is a Jersey based management company providing management services to nine issuers (the “ETFS Issuers”) in respect of the ETPs issued and listed by the ETFS Issuers covering commodity, currency and leveraged-and-inverse strategies.

•

Boost Management Limited (“BML”) is a Jersey based management company providing management services to Boost Issuer PLC (“BI”) in respect of the Boost ETPs issued by BI. BI, a non-consolidated third party, is a public limited company domiciled in Ireland.

•

WisdomTree Management Limited (“WML”) is an Ireland based management company providing management services to WisdomTree Issuer plc (“WTI”) in respect of the WisdomTree UCITS ETFs issued by WTI. WTI, a non-consolidated third party, is a public limited company domiciled in Ireland.

•	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, BML and WML.

•

WisdomTree Europe Limited is a U.K. based company which is the legacy distributor of the Boost ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.

•

WisdomTree Ireland Limited is an Ireland based company authorized by the Central Bank of Ireland to provide distribution services. It is intended that WisdomTree Ireland Limited will provide EU distribution services to ManJer, BML and WML post-Brexit.

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

Acquisition of ETFS

On April 11, 2018, the Company acquired the European exchange-traded commodity, currency and leveraged-and-inverse business (“ETFS”) of ETFS Capital Limited (“ETFS Capital”, formerly known as ETF Securities Limited). This acquisition is referred to throughout the consolidated financial statements as the ETFS Acquisition. See Note 3 for additional information.

Restructuring of Distribution Strategy in Japan

In July 2018, the Company determined to restructure its distribution strategy in Japan and has expanded its existing relationship with Premia Partners Company Limited (“Premia”) to manage distribution of the Company’s ETFs in Japan. As a result, WisdomTree Japan Inc. (“WTJ”) has ceased operations and is in the process of being liquidated. During the years ended December 31, 2018, 2017 and 2016, WTJ reported operating losses of $4,520, $4,553 and $4,382, respectively.

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

The financial results of ETFS are included in the Company’s consolidated financial statements since the acquisition date, April 11, 2018 (See Note 3).

Certain accounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s consolidated financial statement presentation. The following table summarizes these reclassifications for the years ended December 31, 2017 and 2016, which had no effect on previously reported net income.

	Years Ended
	December 31, 2017	December 31, 2016
Operating Revenues:
Advisory fees (previously reported)	$227,775	$218,465
Other ETP fees reclassified to Other income	(1,083)	(248)

Advisory fees (currently reported)	$226,692	$218,217

Settlement gain (previously reported)	$6,909	$—
Reclassify to Other Income/(Expenses)	(6,909)	—

Settlement gain (currently reported)	$—	$—

Other income (previously reported)	$2,715	$981
Other ETP fees reclassified from Advisory fees	1,083	248
Interest income reclassified to Other Income/(Expenses)	(2,861)	(1,111)
Realized and unrealized losses reclassified to Other losses, net	1,514	585
Miscellaneous other income reclassified to Other losses, net	(848)	—

Other income (currently reported)	$1,603	$703

Total revenues (currently reported)	$228,295	$218,920

Operating Expenses:
Professional and consulting fees (previously reported)	$10,086	$6,692
Reclassify to Acquisition-related costs	(4,832)	—

Professional and consulting fees (currently reported)	$5,254	$6,692

Acquisition-related costs (previously reported)	$—	$—
Reclassified from Professional and consulting fees	4,832	—

Acquisition-related costs (currently reported)	$4,832	$—

Impairment (previously reported)	$—	$1,676
Reclassify to Other Income/(Expenses)	—	(1,676)

Impairment (currently reported)	$—	$—

Acquisition payment (previously reported)	$—	$6,738
Reclassify to Other Income/(Expenses)	—	(6,738)

Acquisition payment (currently reported)	$—	$—

Other Income/(Expenses):
Interest income reclassified from operating revenues	$2,861	$1,111

Settlement gain reclassified from operating revenues	$6,909	$—

Impairment reclassified from operating expenses	$—	$(1,676)

Acquisition payment reclassified from operating expenses	$—	$(6,738)

Other losses, net (previously reported)	$—	$—
Realized and unrealized losses reclassified from operating revenues	(1,514)	(585)
Miscellaneous other income reclassified from operating revenues	848	—

Other losses, net (currently reported)	$(666)	$(585)

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

Contractual Gold Payments

Contractual gold payments are measured and paid monthly based upon the average daily spot price of gold (See Note 11).

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

Investments, Carried at Cost

The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within Accounting Standards Update (“ASU”) 2016-01, Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment.

Goodwill

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur, in accordance with ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Company early adopted the revised guidance for the impairment tests performed after January 1, 2017. Under the revised guidance, goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

For impairment testing purposes, goodwill has been allocated to the Company’s U.S. Business reporting unit which is assessed annually for impairment on April 30th. In addition, goodwill arising from the ETFS Acquisition (See Note 3) has been allocated to the European Business reporting unit, included within the International Business reportable segment and is assessed annually for impairment on November 30th. When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and the income approach, market approach and its market capitalization when determining the fair value of its reporting units (See Note 24).

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

Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), a comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. In July 2015, the FASB deferred this ASU’s effective date by one year, to interim and annual periods beginning after December 15, 2017. The deferral allows early adoption at the original effective date. During 2016, the FASB issued ASU 2016-08, which clarifies principal versus agent considerations, ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance, and ASU 2016-12, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09 allows for the use of either the retrospective or modified retrospective adoption method. The guidance in ASU 2014-09, and the related amendments, became effective for the Company on January 1, 2018. The Company adopted this standard under the modified retrospective method and has determined the standard did not have a material impact on the Company’s historical pattern of recognizing revenue from its contracts with customers (See Note 17).

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of the standard is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in the update make targeted improvements to generally accepted accounting principles. These include requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Available-for-sale classification for equity investments with readily determinable fair values will no longer be permissible. However, an entity may choose a measurement alternative to measure equity investments that do not have readily determinable fair values by recognizing these financial instruments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2018 and has elected to apply the measurement alternative to its equity investments that do not have readily determinable fair values. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)— Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which requires lessees to include most leases on the balance sheet. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018 and early adoption is permitted. The Company estimates that the implementation of ASU 2016-02 will result in the recognition of a right-of-use asset and lease liability of approximately $22,000 and $27,000, respectively, associated with the future minimum payments required under its leases as disclosed in Note 14.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (A) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (B) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements.

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

Purchase Price Allocation

The ETFS Acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid by the Company to the identifiable assets and liabilities of ETFS based on the estimated fair values as of the closing date of the acquisition. An allocation of the consideration transferred is presented below and includes the Company’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the allocation of the purchase price as of the acquisition date:

Purchase price
Preferred Shares issued	14,750
Conversion ratio	1,000

Common stock equivalents	14,750,000
Common Shares issued	15,250,000

Total shares issued	30,000,000
WisdomTree stock price(1)	$9.00

Equity portion of purchase price	$270,000
Cash portion of purchase price
Term Loan (See Note 12)	200,000
Cash on hand	53,000

Purchase price	523,000
Deferred consideration (See Note 11)	172,746

Total	$695,746
Allocation of consideration
Cash and cash equivalents	13,687
Receivables and other current assets	14,069
Intangible assets(2)	601,247
Other current liabilities	(17,314)

Fair value of net assets acquired	611,689

Goodwill resulting from the ETFS Acquisition(3)	$84,057

(1)	The closing price of the Company’s common stock on April 10, 2018, the trading day prior to the closing date of the acquisition.

(2)

Represents purchase price allocated to customary advisory agreements. The fair value of the intangible assets was determined using an income approach (discounted cash flow analysis) which relied upon significant unobservable inputs including a revenue growth multiple of 3% to 4% and a weighted average cost of capital of 11.6%. These intangible assets were determined to have an indefinite useful life and are not deductible for tax purposes. A deferred tax liability associated with these intangible assets was not recognized as the intangibles arose in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

(3)

Goodwill arising from the ETFS Acquisition represents the value of synergies created from combining the operations of ETFS and the Company. The goodwill is not deductible for tax purposes as the transaction was structured as a stock acquisition occurring in the United Kingdom.

Acquisition-Related Costs

During the year ended December 31, 2018, the Company incurred acquisition-related costs associated with the ETFS Acquisition of $11,454, which included professional advisor fees, severance and other compensation costs, a write-off of the Company’s office lease and other integration costs.

During the year ended December 31, 2017, the Company incurred acquisition-related costs of $4,832, which were primarily professional fees associated with the ETFS Acquisition, as well as professional fees associated with securing an option to purchase the remaining equity interests in AdvisorEngine Inc. (“AdvisorEngine”). This option has since expired.

Operating Results of ETFS

The Company’s Consolidated Statements of Operations include the following operating results of ETFS since the acquisition date of April 11, 2018 through December 31, 2018:

Revenues:	$55,882
Income before taxes:	$23,197 (including a gain on revaluation of deferred consideration of $12,220)

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

	Years Ended December 31,
	2018	2017
Revenues	$297,541	$309,878
Net income	$37,336	$46,414

Included within the pro forma financial information above is a loss on revaluation of deferred consideration of ($740) and ($2,380) for years ended December 31, 2018 and 2017, respectively. Significant adjustments to the unaudited pro forma financial information above include the recognition of interest expense associated with the Credit Facility for the periods presented, eliminating acquisition-related costs directly attributable to the acquisition and adjusting consolidated income tax expense based upon the Company’s anticipated normalized consolidated effective tax rate.

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

4. Cash and Cash Equivalents

Cash and cash equivalents of approximately $34,398 and $24,103 at December 31, 2018 and December 31, 2017, respectively, were held at one financial institution. At December 31, 2018 and December 31, 2017, cash equivalents were approximately $24 and $26,548, respectively.

In addition, certain of our subsidiaries of our International Business segment are required to maintain a minimum level of net liquid assets, which was $11,005 and $1,026 at December 31, 2018 and December 31, 2017, respectively. These requirements are generally satisfied by cash on hand.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the years ended December 31, 2018 and 2017, there were no transfers between Levels 1, 2 and 3.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$24	$24	$—	$—
Securities owned, at fair value	8,873	8,873	—	—

Total	$8,897	$8,897	$—	$—

Non-recurring fair value measurements:
Thesys—Series Y preferred stock(1)	$3,080	$—	$—	$3,080

Total	$3,080	$—	$—	$3,080

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$161,540	$—	$—	$161,540
Securities sold, but not yet purchased	1,698	1,698	—	—

Total	$163,238	$1,698	$—	$161,540

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$26,548	$26,548	$—	$—
Securities owned, at fair value	66,294	1,691	64,603	—

Total	$92,842	$28,239	$64,603	$—

Non-recurring fair value measurements:
Thesys—Series Y preferred stock	$6,909	—	—	$6,909
AdvisorEngine—Option(2)	3,278	—	—	3,278

Total	$10,187	$—	$—	$10,187

Liabilities:
Recurring fair value measurements:
Securities sold, but not yet purchased	$950	$950	$—	$—

Total	$950	$950	$—	$—

(1)	Fair value determined on December 31, 2018, which resulted in the recognition of an impairment of $3,829 (See Note 9).
(2)	Fair value determined on December 29, 2017. The Company recognized an impairment of $3,278 on this option upon its expiration (See Note 9).

Recurring Fair Value Measurements—Methodology

Cash Equivalents (Note 4)—These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are considered Level 1.

Securities Owned/Sold but Not Yet Purchased (Note 6)—Securities owned and sold, but not yet purchased include investments in ETFs and short-term investment grade corporate bonds. ETFs are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Investments in short-term investment grade corporate bonds are classified as Level 2 as fair value is generally derived from observable bids for these financial instruments.

Deferred Consideration—Deferred consideration represents the present value of an obligation to pay gold into perpetuity and was measured at December 31, 2018 using forward-looking gold prices ranging from $1,294 per ounce to $2,621 per ounce which are extrapolated from the last observable price (beyond 2024), discounted at a rate of 10% and includes a perpetual growth rate of 1.5%. This obligation is classified as Level 3 as the discount rate, perpetual growth rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in gold prices would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value. See Note 11 for additional information.

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Years Ended December 31,
	2018	2017
Deferred consideration (See Note 11)
Beginning balance(1)	$172,746	$—
Net realized losses/(gains)(2)	8,512	—
Net unrealized losses/(gains)(3)	(12,220)	—
Settlements	(7,498)	—

Ending balance	$161,540	$—

(1)	Arose in connection with the completion of the ETFS Acquisition on April 11, 2018 (See Note 3).
(2)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.
(3)	Recorded as gain on revaluation of deferred consideration on the Company’s Consolidated Statements of Operations.

6. Securities Owned/Sold but Not Yet Purchased

These securities consist of securities classified as trading and available-for-sale, as follows:

	December 31,
	2018	2017
Securities Owned
Trading securities	$8,873	$1,691
Available-for-sale debt securities	—	64,603

Total	$8,873	$66,294

Securities Sold, but not yet Purchased
Trading securities	$1,698	$950
Available-for-sale debt securities	—	—

Total	$1,698	$950

Available-for-Sale Debt Securities

The following table summarizes unrealized gains, losses and fair value of the available-for-sale debt securities:

	December 31,
	2018	2017
Cost	$—	$65,237
Gross unrealized gains in other comprehensive income	—	—
Gross unrealized losses in other comprehensive income	—	(634)

Fair value	$—	$64,603

All of the Company’s available-for-sale debt securities at December 31, 2017 were due within one year. The Company assesses the available-for-sale debt securities for other-than-temporary impairment on a quarterly basis. No available-for-sale debt securities were determined to be other-than-temporarily impaired for the year ended December 31, 2017. There were no available-for-sale debt securities at December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company received $64,498 and $91,095, respectively, of proceeds from the sale and maturity of available-for-sale securities and recognized gross realized losses of $739 and $1,132, respectively.

Realized losses have been reclassified out of accumulated other comprehensive income and into the Consolidated Statements of Operations.

7. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	December 31,
	2018	2017
Federal agency debt instruments (amortized cost)	$20,180	$21,299

The following table summarizes unrealized gains, losses, and fair value of securities held-to-maturity:

	December 31,
	2018	2017
Cost/amortized cost	$20,180	$21,299
Gross unrealized gains	5	9
Gross unrealized losses	(1,679)	(1,257)

Fair value	$18,506	$20,051

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired for the years ended December 31, 2018 and 2017. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity.

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	December 31,
	2018	2017
Due within one year	$—	$1,000
Due one year through five years	—	11
Due five years through ten years	7,521	6,027
Due over ten years	12,659	14,261

Total	$20,180	$21,299

8. Note Receivable

On December 29, 2017, the Company committed to provide up to $30,000 in additional working capital to AdvisorEngine pursuant to an unsecured promissory note, all of which has been funded. The majority of the funds were used by AdvisorEngine to acquire CRM Software, Inc., known as Junxure, a comprehensive client relationship management software and technology provider for financial advisors.

All principal amounts under the note bear interest from the date such amounts were advanced until repaid at a rate of 5.0% per annum, provided that immediately upon the occurrence and during the continuance of an event of default (as defined), interest will be increased to 10.0% per annum. All accrued and unpaid interest is treated as paid-in-kind (“PIK”) by capitalizing such amount and adding it to the principal amount of the original note. AdvisorEngine has the option to prepay the note, in whole or in part, at any time without premium or penalty. All borrowings under the note mature on December 29, 2021.

In connection with providing funding to AdvisorEngine for the acquisition of Junxure, the Company secured an option to purchase the remaining equity interests in AdvisorEngine, which has expired. The option was ascribed a fair value of $3,278 (See Note 9) which gave rise to original issue discount (“OID”) reducing the carrying value of the note.

The following is a summary of the outstanding note receivable balance:

	December 31, 2018	December 31, 2017
Note receivable (face value)	$30,000	$22,000
Less: OID, unamortized	(2,582)	(3,252)
Plus: PIK interest	1,304	—

Total note receivable, net	$28,722	$18,748

Commitment remaining	n/a	$8,000

During the year ended December 31, 2018, the Company recognized interest income of $1,974, which included OID amortization and accrued PIK interest. The Company determined that an allowance for credit loss was not necessary at December 31, 2018 and December 31, 2017 as there have been no adverse events or circumstances since the note was issued which may indicate that its carrying amount may not be recoverable. The fair value of the note receivable at December 31, 2018 was approximately $27,618 and was derived from observable high yield credit spreads. The carrying value of the note receivable at December 31, 2017 approximated fair value.

9. Investments, Carried at Cost

The following table sets forth the Company’s investments, carried at cost:

	December 31, 2018	December 31, 2017
AdvisorEngine—Preferred stock	$25,000	$25,000
AdvisorEngine—Option	—	3,278
Thesys.	3,080	6,909

Total	$28,080	$35,187

AdvisorEngine

Preferred Stock

On November 18, 2016, the Company made a $20,000 strategic investment in AdvisorEngine. The Company and AdvisorEngine also entered into an agreement whereby the Company’s asset allocation models are made available through AdvisorEngine’s open architecture platform and the Company actively introduces the platform to its distribution network. In consideration of its investment, the Company received 11,811,856 shares of Series A convertible preferred stock (“Series A Preferred”).

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

The Company’s aggregate equity ownership interest in AdvisorEngine is approximately 47% (or 41% on a fully-diluted basis). The investment is accounted for under the cost method of accounting as it is not considered to be in-substance common stock. No impairment existed at December 31, 2018 or December 31, 2017 based upon quantitative assessments and there were no observable price changes during the year ended December 31, 2018.

The table below presents the ranges and weighted averages of significant unobservable inputs used in the quantitative assessments at December 31, 2018 and December 29, 2017:

	Range (Weighted Average)
	December 31, 2018	December 29, 2017
Market Approach
Revenue multiple	4.7x – 5.4x (5.0x)	n/a

Income Approach
Weighted average cost of capital (“WACC”)	26.0%	27.0%

An increase in the revenue multiple would result in a higher enterprise value, whereas an increase in the WACC would reduce fair value.

Option

On December 29, 2017, the Company secured an option to purchase the remaining equity interests in AdvisorEngine in connection with its commitment to provide up to $30,000 of additional working capital (See Note 8). The fair value of the option was determined to be $3,278 on December 29, 2017, using a Monte Carlo simulation which was predominantly based on unobservable inputs and was therefore classified as Level 3. The enterprise value was derived from unobservable inputs including a WACC of 27% and an option volatility of 40%. An increase in the WACC would reduce AdvisorEngine’s enterprise value which would reduce the fair value of the option, whereas an increase in the option volatility would increase the fair value of the option.

The Company recognized an impairment of $3,278 upon expiration of the option.

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

The Company recorded the Series Y Preferred at its fair value of $6,909 during the second quarter of 2017 (reflected as settlement gain on the Consolidated Statements of Operations). The Series Y Preferred is not considered to be in-substance common stock and is therefore accounted for under the cost method of accounting. At December 31, 2018, the Company recognized an impairment of $3,829 as Thesys has underperformed financially when assessed against prior expectations. The enterprise value of Thesys was determined using an income approach (discounted cash flow analyses) applied to its business lines. These approaches are predominantly based on unobservable inputs and therefore the valuation is classified as Level 3.

The table below presents the ranges and weighted averages of significant unobservable inputs used in these approaches to determine the enterprise value of Thesys at December 31, 2018 and June 20, 2017:

Range (Weighted Average)
	December 31, 2018	June 20, 2017
Market Approach(1)
Revenue multiple	n/a	0.9x

Income Approach(1)
Weighted average cost of capital (“WACC”)	3.8% – 15.5% (14.1%)	11.5% – 14.5% (12.6%)

(1)	The approach and inputs selected varied, based upon the Thesys business line being valued.

An increase in the revenue multiple would result in a higher enterprise value, whereas an increase in the WACC would reduce fair value.

The carrying value of the Company’s Series Y Preferred investment in Thesys was $3,080 and $6,909 at December 31, 2018 and December 31, 2017, respectively. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.

10. Fixed Assets, net

The following table summarizes fixed assets:

	December 31,
	2018	2017
Equipment	$2,244	$1,879
Furniture and fixtures	2,218	2,449
Leasehold improvements	10,964	11,037
Less: accumulated depreciation and amortization	(6,304)	(4,672)

Total	$9,122	$10,693

During the year ended December 31, 2018, the Company recorded an impairment on fixed assets of $326 in connection with the closure of WTJ.

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

ETFS Capital’s deferred consideration obligation did not terminate upon the Company’s acquisition of ETFS. Instead, a wholly-owned subsidiary of the Company assumed the obligation by entering into a Gold Royalty Agreement with ETFS Capital, which provides for the same Contractual Gold Payments payable to ETFS Capital in order for ETFS Capital to continue to satisfy its deferred consideration obligation. The Contractual Gold Payments are paid from advisory fee income generated by the physically backed gold ETPs issued by GBS Issuer and any other Company-sponsored financial product backed by physical gold (the “Gold ETCs”). The Contractual Gold Payments are subject to adjustment and reduction for declines in advisory fee income generated by the Gold ETCs, with any reduction remaining due and payable until paid in full. ETFS Capital’s recourse is limited to such advisory fee income and it has no recourse back to the Company for any unpaid amounts that exceed advisory fees earned. ETFS Capital ultimately has the right to claw back GBS Issuer if the Company fails to remit any amounts due.

The Company determined the present value of the deferred consideration of $172,746 and $161,540 at April 11, 2018 (date of acquisition) and December 31, 2018, respectively, using forward-looking gold prices which were extrapolated from the last observable price (beyond 2024), discounted at a rate of 10.0%. Current and long-term amounts payable at December 31, 2018 were $11,765 and $149,775, respectively.

During the year ended December 31, 2018, the Company recognized Contractual Gold Payments expense of $8,512, arising from the fixed payments of physical gold bullion of 6,835 ounces and the unwinding of the discount (representing the increase in the carrying amount of the deferred consideration for the passage of time). A gain on the revaluation of deferred consideration of $12,220 was recognized during the year ended December 31, 2018 due to changes in gold prices.

See Note 5 for a reconciliation of changes in the deferred consideration balance for the year ended December 31, 2018.

12. Long-Term Debt

On April 11, 2018 and in connection with the ETFS Acquisition, the Company and WisdomTree International entered into a Credit Agreement by and among the Company, WisdomTree International, certain subsidiaries of the Company as guarantors, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, L/C Issuer and lender. Under the Credit Agreement, the lenders extended a $200,000 Term Loan to WisdomTree International, the net cash proceeds of which were used by WisdomTree International, together with other cash on hand, to complete the ETFS Acquisition and pay certain fees, costs and expenses, and made a $50,000 Revolver available to the Company and WisdomTree International for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes. Interest on the Term Loan accrues at a rate per annum equal to LIBOR, plus up to 2.00% (commencing at LIBOR, plus 1.75%), and interest on the Revolver accrues at a rate per annum equal to LIBOR, plus up to 1.50% (commencing at LIBOR, plus 1.25%), in each case, with the exact interest rate margin determined based on the Total Leverage Ratio (as defined below). The Revolver is also subject to a facility fee equal to a rate per annum of up to 0.50% of the actual daily amount of the aggregate commitments (whether used or unused) under the Revolver, with the exact facility fee rate determined based on the Total Leverage Ratio. The Credit Facility matures on April 11, 2021 (the “Maturity Date”). The Term Loan does not amortize and the entire principal balance is due in a single payment on the Maturity Date.

The following table provides a summary of the Company’s outstanding borrowings under the Credit Facility:

	December 31, 2018
	Term Loan	Revolver
Amount borrowed	$200,000	$—
Unamortized issuance costs	(5,408)	1,195

Carrying amount	$194,592	$1,195

Effective interest rate(1)	5.09%	n/a

(1)	Includes amortization of issuance costs.

During the year ended December 31, 2018, the Company recognized $7,962 of interest expense on the Credit Facility. Unamortized issuance costs of $1,195 related to the Revolver are included within other noncurrent assets on the Consolidated Balance Sheet. The carrying value of the long-term debt approximates fair value at December 31, 2018.

The Credit Agreement includes a financial covenant that requires that the Company maintain a Total Leverage Ratio (as defined below), calculated as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2018, equal to or less than the ratio set forth opposite such fiscal quarter:

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

The Company was in compliance with its covenants under the Credit Agreement during the period April 11, 2018 through December 31, 2018.

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

In connection with the completion of the ETFS Acquisition, the Company issued 14,750 Preferred Shares, which are convertible into an aggregate of 14,750,000 shares of common stock. The fair value of this consideration was $132,750, based on the closing price of the Company’s common stock on April 10, 2018 of $9.00 per share, the trading day prior to the closing of the acquisition.

The following is a summary of the Preferred Share balance:

December 31, 2018
Issuance of Preferred Shares	$132,750
Less: Issuance costs	(181)

Preferred Shares—carrying value	$132,569

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

The carrying amount of the Preferred Shares was not adjusted as it was not probable that the Preferred Shares would become redeemable.

14. Commitments and Contingencies

Contractual Obligations

The Company has entered into obligations under operating leases with initial non-cancelable terms in excess of one year for its corporate headquarters and other office facilities, financial data terminals and equipment. Expenses recorded under these agreements for the years ended December 31, 2018, 2017, and 2016 were approximately $5,211, $4,355 and $4,293, respectively.

Future minimum lease payments with respect to non-cancelable operating leases at December 31, 2018 were approximately as follows:

2019	$5,020
2020	4,172
2021	3,166
2022	2,958
2023 and thereafter	20,599

Total	$35,915

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

15. Variable Interest Entity

VIEs are entities with any of the following characteristics: (i) the entity does not have enough equity to finance its activities without additional financial support; (ii) the equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights. The Company determined that AdvisorEngine has the characteristics of a VIE.

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

The following table presents information about the Company’s variable interests in AdvisorEngine (a non-consolidated VIE):

	December 31, 2018	December 31, 2017
Carrying Amount—Assets
Preferred stock	$25,000	$25,000
Note receivable—unsecured	28,722	18,748
Option	—	3,278

Total carrying amount—Assets	$53,722	$47,026

Maximum exposure to economic loss	$53,722	$55,026

16. Acquisition Payment Expense—Boost ETP, LLP

In April 2014, the Company acquired a 75% majority stake in U.K. based ETP sponsor Boost ETP, LLP. Under the terms of the agreement, the remaining 25% was to be acquired on or about March 31, 2018. In May 2016, the Company accelerated the buyout of the remaining minority interest. Acquisition payment expense recognized in connection with the buyout of the remaining minority interest was $6,738 during the year ended December 31, 2016.

17. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

Year Ended December 31, 2018
Revenues from contracts with customers:
Advisory fees	$271,104
Other	3,012

Total operating revenues	$274,116

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

Substantially all the Company’s revenues from contracts with customers are derived primarily from investment advisory agreements with related parties (See Note 18). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

There are no contract assets or liabilities that arise in connection with the recognition of advisory fee revenue. In addition, there are no costs incurred to obtain or fulfill the contracts with customers, all of which are investment advisory agreements with related parties.

See Note 18 for further information including disaggregation of advisory fee revenue and amounts due from customers, all of which are derived from related parties. Advisory fee revenues are also reported by segment as disclosed in Note 26.

18. Related Party Transactions

The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. and Canadian WisdomTree ETFs and WisdomTree UCITS ETFs. The Board of Trustees and Board of Directors (including certain officers of the Company) of the related parties are primarily responsible for overseeing the management and affairs of the entities for the benefit of their stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses, which is included in fund management and administration on the Company’s Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETFs’ average daily net assets. The advisory agreements may be terminated by the related parties upon notice.

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	December 31,
	2018	2017
Receivable from WTT	$14,678	$19,433
Receivable from ETFS Issuers	8,779	—
Receivable from BI and WTI	951	979
Receivable from WTAMC	167	87
Receivable from WTCS	95	97

Total	$24,670	$20,596

The following table summarizes revenues from advisory services provided to related parties:

	Year Ended December 31,
	2018	2017	2016
Advisory services provided to WTT	$203,031	$215,513	$209,199
Advisory services provided to ETFS Issuers	54,601	—	—
Advisory services provided to BI and WTI	10,448	9,205	7,003
Advisory services provided to WTAMC	1,757	466	148
Advisory services provided to WTCS	1,267	1,508	1,867

Total	$271,104	$226,692	$218,217

The Company also has investments in certain WisdomTree ETFs of approximately $7,117 and $1,691 at December 31, 2018 and December 31, 2017, respectively. Gains and losses related to these ETFs for the years ended December 31, 2018, 2017 and 2016 were a loss of ($406), a gain of $26 and a loss of ($12), respectively, from these investments which are recorded in other losses, net on the Consolidated Statements of Operations. Amounts reported herein are exclusive of any offsetting economic hedging activities.

19. Stock-Based Awards

The Company grants equity awards to employees and directors which include restricted stock awards, restricted stock units and stock options. Stock options may be issued for terms of ten years and may vest after at least one year and have an exercise price equal to the Company’s stock price on the grant date. Restricted stock awards and restricted stock units are generally valued based on the Company’s stock price on the grant date. The Company estimates the fair value for stock options (when granted) using the Black-Scholes option pricing model. All restricted stock awards, restricted stock units and stock option awards require future service as a condition of vesting, with certain awards subject to acceleration under certain conditions.

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

For the years ended December 31, 2018, 2017 and 2016, total stock-based compensation expense was $13,255, $14,717 and $14,892, respectively, and the related tax benefit recognized on the Consolidated Statements of Operations was $3,015, $5,402 and $5,324, respectively. Stock-based compensation expense for the year ended December 31, 2017 included $525 as a result of a modification to accelerate vesting of certain awards on December 29, 2017 made to 20 employees, which were originally scheduled to vest in January 2018.

The actual tax benefit realized for the tax deductions for share-based compensation was $2,364, $7,684 and $12,877 for the years ended December 31, 2018, 2017 and 2016, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	December 31, 2018
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period
Employees and directors	$12,139	1.41

Stock Options

A summary of option activity is as follows:

	Options	Weighted-Average Exercise Price
Outstanding January 1, 2016	1,544,597	$2.62
Granted	—	—
Forfeitures/expirations	—	—
Exercised	(176,350)	1.11

Outstanding at December 31, 2016	1,368,247	$2.82
Granted	—	—
Forfeitures/expirations	—	—
Exercised	(209,419)	3.17

Outstanding at December 31, 2017	1,158,828	$2.75
Granted	—	—
Forfeitures/expirations	—	—
Exercised	(588,291)	1.19

Outstanding at December 31, 2018(1)	570,537	$4.36

(1)	Expire on dates ranging from January 25, 2019 to November 15, 2021.

The total intrinsic value of options exercised for the years ended December 31, 2018, 2017 and 2016 was $4,218, $1,643 and $1,794, respectively. Cash received from option exercises for the years ended December 31, 2018, 2017 and 2016 was $191, $532 and $195, respectively.

The following table summarizes information on stock options outstanding and exercisable at December 31, 2018:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price
$0.70	20,000	0.1	$0.70
$2.25 – $2.26	180,000	1.1	2.25
$5.05	250,000	2.1	5.05
$6.36 – $6.82	73,037	2.4	6.45
$7.01 – $8.51	47,500	2.8	7.07

	570,537	1.8	$4.36

At December 31, 2018, outstanding options for 570,537 shares (all of which were exercisable) had a remaining average contractual term of 1.8 years and an intrinsic value of $1,326.

Restricted Stock and Restricted Stock Units

The Company grants restricted stock awards and restricted stock units to employees and directors. All such awards require future service as a condition of vesting with certain awards subject to acceleration under certain conditions. Restricted stock awards and restricted stock units generally vest over three years.

A summary of restricted stock activity is as follows:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2016	1,620,726	$16.32	—	$—
Granted	1,687,553	11.19	—	—
Vested	(846,386)	13.98	—	—
Forfeited	(25,439)	16.17	—	—

Unvested Balance at December 31, 2016	2,436,454	$13.58	—	$—
Granted	1,068,550	10.51	7,231	10.49
Vested	(1,641,870)	13.64	—	—
Forfeited	(46,468)	12.36	(1,553)	10.83

Unvested Balance at December 31, 2017	1,816,666	$11.75	5,678	$10.40
Granted	903,231	11.77	7,152	12.21
Vested	(618,516)	12.67	(1,890)	10.40
Forfeited	(144,279)	11.83	(1,446)	11.97

Unvested Balance at December 31, 2018	1,957,102	$11.47	9,494	$11.52

The aggregate fair value of awards that vested during the years ended December 31, 2018, 2017 and 2016 was $5,975, $18,285 and $9,842, respectively.

20. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. The amounts included in the table below are recorded in compensation expense in the Consolidated Statements of Operations.

A summary of discretionary contributions made by the Company is as follows:

Years Ended December 31,
2018	2017	2016
$1,051	$1,013	$934

21. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Years Ended December 31,
	2018	2017	2016
Basic Earnings per Share
Net income	$36,633	$27,199	$26,155
Less: Income distributed to participating securities	(1,595)	(696)	(773)
Less: Undistributed income allocable to participating securities	(1,409)	—	—

Net income available to common stockholders	$33,629	$26,503	$25,382
Weighted average common shares (in thousands)	146,645	134,614	134,401

Basic earnings per share	$0.23	$0.20	$0.19

Diluted Earnings per Share
Net income	$36,633	$27,199	$26,155

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	146,645	134,614	134,401
Dilutive effect of common stock equivalents	11,770	1,389	1,138

Weighted average diluted shares	158,415	136,003	135,539

Diluted earnings per share	$0.23	$0.20	$0.19

Diluted earnings per share is calculated under the treasury stock and if-converted method and two-class method and reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive). The calculation that results in the most dilutive earnings per share amount for common stock is reported in the Company’s consolidated financial statements. The Company excluded 1,374,000, 1,593,000 and 996,000 common stock equivalents from its computation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, respectively, as they were determined to be anti-dilutive.

22. Income Taxes

The U.S. and foreign components of income before income tax expense for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
U.S(1).	$43,677	$72,371	$68,063
Foreign(1)	7,362	(14,179)	(12,501)

Total	$51,039	$58,192	$55,562

(1)

Represents the pre-tax results of the Company’s U.S. and foreign subsidiaries, not the results of the U.S. and International Business segments which are separately disclosed in Note 26. The segment results are prepared based upon the way management reviews performance.

The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2018, 2017 and 2016 as determined in accordance with ASC 740, Income Taxes, are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$15,805	$19,007	$14,515
State and local	3,202	2,708	1,425
Foreign	1,482	440	567

	$20,489	$22,155	$16,507

Deferred:
Federal	$(5,318)	$7,947	$10,629
State and local	(1,077)	1,105	2,296
Foreign	312	(214)	(25)

	$(6,083)	$8,838	$12,900

Income tax expense	$14,406	$30,993	$29,407

A reconciliation of the statutory federal income tax rate and the Company’s effective rate is as follows:

	December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Change in valuation allowance—Foreign	6.9%	9.2%	8.2%
Non-deductible acquisition-related costs	3.0%	2.7%	—
Blended state income tax rate, net of federal benefit	2.8%	3.8%	4.2%
Change in valuation allowance—Capital losses	1.6%	—	—
Gain on revaluation of deferred consideration(1)	(5.0%)	—	—
Foreign operations	(2.1%)	—	—
Stock-based compensation tax (windfalls)/shortfalls	(1.1%)	1.8%	—
Re-measurement of net deferred tax assets—Rate change	—	0.8%	—
Acquisition expense	—	—	4.1%
Goodwill impairment	—	—	1.2%
Other differences, net	1.1%	—	0.2%

Effective rate	28.2%	53.3%	52.9%

(1)

The gain on revaluation is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary that is based in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

Deferred Tax Assets (“DTAs”)

A summary of the components of the Company’s deferred tax assets at December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
Deferred tax assets:
NOLs—Foreign	$6,605	$3,841
Stock-based compensation	2,673	1,474
Accrued expenses	2,699	526
Goodwill and intangible assets	1,841	—
Deferred rent liability	1,184	1,257
Capital losses	794	—
NOLs—U.S.	762	909
Other	40	416

Deferred tax assets	16,598	8,423

Deferred tax liabilities:
Fixed assets and prepaid assets	1,433	1,498
Unrealized gains	724	1,646
Goodwill and intangible assets	—	388

Deferred tax liabilities	2,157	3,532

Total deferred tax assets less deferred tax liabilities	14,441	4,891
Less: valuation allowance	(7,399)	(3,841)

Deferred tax assets, net	$7,042	$1,050

Net Operating Losses and Capital Losses—U.S.

The Company’s pre-tax federal net operating losses for tax purposes (“NOLs”) at December 31, 2018 were $3,147, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.

During the year ended December 31, 2018, the Company recognized a pre-tax capital loss of $3,278 upon the expiration of its option to purchase the remaining equity interests in AdvisorEngine (Note 9). The Company established a full valuation allowance related to this capital loss as it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.

Net Operating Losses—Foreign

Certain of the Company’s European subsidiaries and its Canadian subsidiary generated NOLs outside the U.S. These tax effected NOLs were $6,605, $3,841 and $4,551 at December 31, 2018, 2017, and 2016, respectively. The Company established a full valuation allowance related to these NOLs as it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. Approximately $3,715 of these NOLs at December 31, 2018 expire between the years 2036 and 2038. The remainder is carried forward indefinitely.

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

In connection with the ETFS Acquisition, the Company accrued a liability of £22,118 ($31,317) for uncertain tax positions and £5,065 ($7,171) for interest and penalties at the acquisition date.

The table below sets forth the aggregate changes in the balance of gross unrecognized tax benefits:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2018	$—	$—	$—
Accrued in connection with the ETFS Acquisition	38,488	31,317	7,171
Increases	346	—	346
Foreign currency translation(1)	(3,958)	(3,216)	(742)

Balance at December 31, 2018	$34,876	$28,101	$6,775

(1)	The gross unrecognized tax benefits were accrued in British pounds sterling.

The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount. The gross unrecognized tax benefits and interest and penalties totaling $34,876 at December 31, 2018 are included in other non-current liabilities on the Consolidated Balance Sheet. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a material impact on its consolidated financial statements.

At December 31, 2018, there were $28,101 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. The tax return for the year ended December 31, 2016 of ManJer, the Company’s Jersey-based subsidiary, is currently under review by the relevant tax authority. The Company is indemnified by ETFS Capital for any potential exposure.

The Company is not currently under audit in any other income tax jurisdictions. As of December 31, 2018, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2014.

Undistributed Earnings of Foreign Subsidiaries

The Company recognizes deferred tax liabilities for withholding taxes that may become payable, where applicable, upon the distribution of earnings and profits from foreign subsidiaries unless considered essentially permanent in duration. As of December 31, 2018, the Company considers all undistributed foreign earnings and profits to be essentially permanent in duration.

23. Shares Repurchased

On October 29, 2014, the Company’s Board of Directors authorized a three-year share repurchase program of up to $100,000. On April 27, 2016, the Board of Directors approved a $60,000 increase to the Company’s share repurchase program and extended the term through April 27, 2019. Included under this program are purchases to offset future equity grants made under the Company’s equity plans and purchases made in open market or privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice. Shares repurchased under this program are returned to the status of authorized and unissued on the Company’s books and records.

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

During the years ended December 31, 2018, 2017 and 2016, the Company repurchased 334,953 shares, 697,664 shares and 3,778,932 shares of its common stock, respectively, under this program for an aggregate cost of $2,885, $7,891 and $39,379, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of December 31, 2018, $85,729 remains under this program for future purchases.

24. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill by reporting unit. Goodwill allocated to the U.S. Business reporting unit is tested annually for impairment on April 30th. Goodwill allocated to the European Business reporting unit is tested annually for impairment on November 30th:

	Reporting Unit
	European Business(1)	U.S. Business	Total
Balance at January 1, 2018	$—	$1,799	$1,799
Increases	84,057	—	84,057

Balance at December 31, 2018	$84,057	$1,799	$85,856

(1)	The European Business is included in the Company’s International Business reportable segment.

Goodwill allocated to the U.S. Business reporting unit and European Business reporting unit was tested for impairment on April 30, 2018 and November 30, 2018, respectively. The fair value of the reporting units exceeded their carrying value and therefore no impairment was recognized.

The goodwill allocated to the European Business reporting unit is not deductible for tax purposes as the transaction was structured as a stock acquisition occurring in the United Kingdom. The goodwill allocated to the U.S. Business reporting unit is deductible for tax purposes.

Intangible Assets (Indefinite-Lived)

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Advisory Agreement (GCC)	Total
Balance at January 1, 2018	$—	$2,132	$9,953	$12,085
Increases	601,247	—	—	601,247
Impairment	—	—	(9,953)	(9,953)
Foreign currency translation	—	(170)	—	(170)

Balance at December 31, 2018	$601,247	$1,962	$—	$603,209

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

During the fourth quarter of 2018, the Company performed its indefinite-lived intangible asset impairment test related to its ETFS customary advisory agreements. The results of this analysis identified no indicators of impairment to be recognized based upon a qualitative assessment.

Questrade ETFs

During the fourth quarter of 2017, the Company acquired eight Canadian-listed ETFs from Questrade, Inc. (the “Questrade ETFs”) with approximately CAD $99,108 (USD $77,403) in AUM at closing. The purchase price was CAD $2,675 (USD $2,132), all of which was allocated to the Company’s right to manage AUM in the form of advisory contracts. This intangible asset is translated based on the end of period exchange rates from local currency to U.S. dollars.

Most of the Questrade ETFs were merged into the Company’s existing Canadian-listed ETFs. The intangible assets (which are deductible for tax purposes) were determined to have an indefinite useful life. The Company has designated November 30th as its annual impairment testing date for these intangible assets.

During the fourth quarter of 2018, the Company performed its indefinite-lived intangible asset impairment test related to its Questrade customary advisory agreements. The results of this analysis identified no indicators of impairment to be recognized based upon a qualitative assessment.

GCC

Effective January 1, 2016, the Company acquired the outstanding membership interest in GreenHaven Commodity Services, LLC, the managing owner of the GreenHaven Continuous Commodity Index Fund (renamed the WisdomTree Continuous Commodity Index Fund, or “GCC”). As part of the acquisition, the Company identified an intangible asset valued at $9,953 related to its customary advisory agreement with GCC. This intangible asset (which is deductible for tax purposes) was determined to have an indefinite useful life. The Company has designated November 30th as its annual impairment testing date for this indefinite-lived intangible asset.

During the fourth quarter of 2018, the Company performed its indefinite-lived intangible asset impairment test related to its GCC customary advisory agreements using a quantitative approach. The fair value of the intangible asset was derived from a discounted cash flow analysis which assumed projected growth rates of 0% to 5%. Consideration was also given to the historical performance of GCC against prior expectations. The analysis resulted in the recognition of an impairment of $9,953.

25. Impairments

The following table summarizes impairments recognized by the Company:

	Year Ended December 31,
	2018	2017	2016
GCC—Intangible asset (Note 24)	$9,953	$—	$—
AdvisorEngine—Option (Note 9)	3,278	—	—
Thesys—Series Y Preferred (Note 9)	3,829	—	—
Fixed assets—WTJ (Note 10)	326	—	—
Goodwill—Boost	—	—	1,676

Total	$17,386	$—	$1,676

26. Segment Reporting

The Company operates as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in the Company’s U.S. Business and International Business reportable segments. The International Business reportable segment includes the results of the Company’s European operations and Canadian operations.

Information concerning these reportable segments are as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. Business Segment
Operating revenues
Advisory fees	$204,298	$217,021	$211,066
Other income	608	520	434

Total operating revenues	$204,906	$217,541	$211,500

Total operating expenses	$(152,430)	$(156,342)	$(137,769)

Other income/(expenses)
Interest expense	$(566)	$—	$—
Interest income	3,093	2,861	1,111
Impairments	(17,386)	—	—
Settlement gain	—	6,909	—
Other gains/(losses), net	292	(432)	(121)

Total other income/(expenses)	$(14,567)	$9,338	$990

Total income before taxes (U.S. Business Segment)	$37,909	$70,537	$74,721

International Business Segment(1)
Operating revenues
Advisory fees	$66,806	$9,671	$7,151
Other income	2,404	1,083	269

Total operating revenues	$69,210	$10,754	$7,420

Total operating expenses	$(60,407)	$(22,865)	$(17,701)

Other income/(expenses)
Interest expense	$(7,396)	$—	$—
Gain on revaluation of deferred consideration	12,220	—	—
Impairment	—	—	(1,676)
Acquisition payment	—	—	(6,738)
Other losses, net	(497)	(234)	(464)

Total other income/(expenses)	$4,327	$(234)	$(8,878)

Total income/(loss) before taxes (International Business Segment)	$13,130	$(12,345)	$(19,159)

Income/(loss) before taxes
U.S. Business segment	$37,909	$70,537	$74,721
International Business segment	13,130	(12,345)	(19,159)

Total income before taxes	$51,039	$58,192	$55,562

Assets are not reported by segment as such information is not utilized by the chief operating decision maker.

(1)	The financial results of ETFS are included in the International Business reportable segment as of April 11, 2018.

27. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018).

10.1	Share Sale Agreement among the Registrant, WisdomTree International and ETFS Capital dated November 13, 2017 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.2	Waiver and Variation Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International and ETFS Capital (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.3	Credit Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International, certain subsidiaries of the Company as guarantors, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, L/C Issuer and lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.4	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.5	Amended and Restated License Agreement between the Registrant and WisdomTree Trust dated March 1, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012)

10.6	WisdomTree Investments, Inc. 2005 Performance Equity Plan (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

Exhibit Number	Description

10.7	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 20, 2007 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.8	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 23, 2010 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.9	Form of Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.10	Form of Proprietary Rights and Confidentiality Agreement (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.11	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.35 of the Registrant’s Amendment to Registration Statement on Form 10, filed with the SEC on May 26, 2011)

10.12	WisdomTree Investments, Inc. 2016 Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.13	Form of Employment Agreement for Executive Officers dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.13(a)	Appendix A to Employment Agreement between the Registrant and Jonathan Steinberg, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(A) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.13(b)	Appendix A to Employment Agreement between the Registrant and Gregory Barton, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(B) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.13(c)	Appendix A to Employment Agreement between the Registrant and Luciano Siracusano III, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(C) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.13(d)	Appendix A to Employment Agreement between the Registrant and Amit Muni, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(D) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.13(e)	Appendix A to Employment Agreement between the Registrant and Peter M. Ziemba, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(E) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.13(f)	Appendix A to Employment Agreement between the Registrant and Kurt MacAlpine, dated January 26, 2017 (incorporated by reference to Exhibit 10.1(F) of the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2017)

10.14	Form of Amendment, dated May 5, 2017, to Form of Employment Agreement for Executive Officers, dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017)

10.15	Form of Restricted Stock Agreement for Executive Officers (filed herewith)

10.16	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2017)

Exhibit Number	Description

10.17	Employment Agreement between the Registrant and R. Jarrett Lilien, dated November 27, 2017 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.18	Employment Agreement between the Registrant and David Abner, dated July 25, 2016 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.19	Amendment to Employment Agreement between the Registrant and David Abner, dated August 9, 2016 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.20	Amendment to Employment Agreement between the Registrant and Luciano Siracusano III, dated October 1, 2018 (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith)

31.1	Rule 13a-14(a) / 15d—14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) / 15d—14(a) Certification (filed herewith)

31.3	Rule 13a-14(a) / 15d—14(a) Certification (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial Statements from the Annual Report on Form 10-K of the Company are attached to this report, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 and (vi) Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE INVESTMENTS, INC.

	By:	/S/ JONATHAN STEINBERG
Jonathan Steinberg
March 1, 2019		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 1st day of March, 2019.

Signature	Title

/s/ JONATHAN STEINBERG Jonathan Steinberg	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ AMIT MUNI Amit Muni	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ BRYAN EDMISTON Bryan Edmiston	Chief Accounting Officer (Principal Accounting Officer)

/s/ MICHAEL STEINHARDT Michael Steinhardt	Non-Executive Chairman of the Board

/s/ STEVEN BEGLEITER Steven Begleiter	Director

/s/ ANTHONY BOSSONE Anthony Bossone	Director

/s/ BRUCE LAVINE Bruce Lavine	Director

/s/ WIN NEUGER Win Neuger	Director

/s/ FRANK SALERNO Frank Salerno	Director