Form 10-K/A
period 2018-12-31
WisdomTree Investments, Inc.
filed 2019-04-30
CIK 880631

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

Explanatory Note

This Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2018, as originally filed on March 1, 2019 (the “Original Filing”), of WisdomTree Investments, Inc. is being filed for the sole purpose of filing exhibits thereto as required by certain rules under Regulation S-K as follows:

ITEM 15.	EXHIBITS; FINANCIAL STATEMENT SCHEDULES

(b). Exhibits

10.21	Amendment to Employment Agreement between the Registrant and Gregory Barton, dated February 1, 2019

10.22	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers

31.1	Rule 13a-14(a) / 15d- 14(a) Certification

31.2	Rule 13a-14(a) / 15d- 14(a) Certification

31.3	Rule 13a-14(a) / 15d- 14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Except as expressly noted herein, this Form 10-K/A Amendment No. 1 does not modify or update in any way disclosures made in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than expressly indicated in this Form 10-K/A and this amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Form 10-K/A Amendment No. 1 should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 1, 2019.

Unless the context requires otherwise, references to “WisdomTree,” the “Company,” “we,” “our,” “us” or like terms refer to WisdomTree Investments, Inc. and its subsidiaries.

EXHIBIT INDEX

Exhibit Number	Description

10.21*	Amendment to Employment Agreement between the Registrant and Gregory Barton, dated February 1, 2019

10.22*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers

31.1*	Rule 13a-14(a) / 15d- 14(a) Certification

31.2*	Rule 13a-14(a) / 15d- 14(a) Certification

31.3*	Rule 13a-14(a) / 15d- 14(a) Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE INVESTMENTS, INC.

	By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
April 30, 2019		President, Chief Executive Officer and Director