Form 10-Q
period 2019-03-31
WisdomTree Investments, Inc.
filed 2019-05-09
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WETF	The NASDAQ Stock Market LLC

As of April 26, 2019, there were 155,053,303 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2019

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report may include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets and exchange traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully operate and expand our business in non-U.S. markets; and

•	the effect of laws and regulations that apply to our business.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$78,942	$77,784
Securities owned, at fair value	6,419	8,873
Accounts receivable	28,136	25,834
Income taxes receivable	1,770	1,181
Prepaid expenses	4,037	4,441
Other current assets	164	163

Total current assets	119,468	118,276
Fixed assets, net	8,863	9,122
Note receivable, net (Note 8)	29,317	28,722
Indemnification receivable (Note 21)	31,593	34,876
Securities held-to-maturity	20,159	20,180
Deferred tax assets, net	3,998	7,042
Investments, carried at cost (Note 9)	28,080	28,080
Right of use assets – operating leases (Note 14)	19,446	—
Goodwill (Note 23)	85,856	85,856
Intangible assets (Note 23)	603,251	603,209
Other noncurrent assets	1,486	2,155

Total assets	$951,517	$937,518

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$26,921	$22,508
Compensation and benefits payable	9,214	18,453
Deferred consideration – gold payments (Note 11)	11,857	11,765
Securities sold, but not yet purchased, at fair value	1,338	1,698
Operating lease liabilities (Note 14)	3,651	—
Accounts payable and other liabilities	9,772	8,377

Total current liabilities	62,753	62,801
Long-term debt (Note 12)	195,174	194,592
Deferred consideration – gold payments (Note 11)	145,290	149,775
Operating lease liabilities (Note 14)	20,704	—
Deferred rent payable	—	4,570
Other noncurrent liabilities (Note 21)	31,593	34,876

Total liabilities	455,514	446,614

Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding (Note 13)	132,569	132,569

Contingencies (Note 15)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 155,056 and 153,202 at March 31, 2019 and December 31, 2018, respectively	1,551	1,532
Additional paid-in capital	364,717	363,655
Accumulated other comprehensive income	758	467
Accumulated deficit	(3,592)	(7,319)

Total stockholders’ equity	363,434	358,335

Total liabilities and stockholders’ equity	$951,517	$937,518

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Revenues:
Advisory fees	$64,840	$58,456
Other income	645	448

Total revenues	65,485	58,904
Operating Expenses:
Compensation and benefits	21,301	18,832
Fund management and administration	15,166	10,912
Marketing and advertising	2,680	3,195
Sales and business development	4,422	3,813
Contractual gold payments (Note 11)	3,098	—
Professional and consulting fees	1,482	1,636
Occupancy, communications and equipment	1,618	1,363
Depreciation and amortization	269	355
Third-party distribution fees	2,400	1,725
Acquisition-related costs (Note 3)	313	2,062
Other	2,053	1,790

Total expenses	54,802	45,683

Operating income	10,683	13,221
Other Income/(Expenses):
Interest expense	(2,892)	—
Gain on revaluation of deferred consideration – gold payments (Note 11)	4,404	—
Interest income	779	962
Impairment (Note 14)	(572)	—
Other losses, net	(4,627)	(261)

Income before taxes	7,775	13,922
Income tax (benefit)/expense	(1,049)	4,498

Net income	$8,824	$9,424

Earnings per share—basic	$0.05	$0.07

Earnings per share—diluted	$0.05	$0.07

Weighted-average common shares—basic	151,625	135,329

Weighted-average common shares—diluted	166,811	136,468

Cash dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$8,824	$9,424
Other comprehensive income
Change in unrealized gains on available-for-sale debt securities, net of tax	—	460
Foreign currency translation adjustment	291	412

Other comprehensive income	291	872

Comprehensive income	$9,115	$10,296

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—January 1, 2019	153,202	$1,532	$363,655	$467	$(7,319)	$358,335
Restricted stock issued and vesting of restricted stock units, net	2,145	21	(21)	—	—	—
Shares repurchased	(311)	(2)	(2,003)	—	—	(2,005)
Exercise of stock options, net	20	—	14	—	—	14
Stock-based compensation	—	—	3,072	—	—	3,072
Other comprehensive income	—	—	—	291	—	291
Dividends	—	—	—	—	(5,097)	(5,097)
Net income	—	—	—	—	8,824	8,824

Balance—March 31, 2019	155,056	$1,551	$364,717	$758	$(3,592)	$363,434

	For the Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—January 1, 2018	136,996	$1,370	$216,006	$291	$(24,716)	$192,951
Restricted stock issued and vesting of restricted stock units, net	667	7	(7)	—	—	—
Shares repurchased	(60)	—	(734)	—	—	(734)
Exercise of stock options, net	148	1	53	—	—	54
Stock-based compensation	—	—	3,309	—	—	3,309
Stock issuance costs	—	—	(139)	—	—	(139)
Other comprehensive income	—	—	—	872	—	872
Dividends	—	—	—	—	(4,132)	(4,132)
Net income	—	—	—	—	9,424	9,424

Balance—March 31, 2018	137,751	$1,378	$218,488	$1,163	$(19,424)	$201,605

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,824	$9,424
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Advisory fees received in gold and other precious metals	(11,389)	—
Gain on revaluation of deferred consideration	(4,404)	—
Contractual gold payments	3,098	—
Stock-based compensation	3,072	3,309
Deferred income taxes	3,048	(136)
Amortization of right of use asset	798	—
Amortization of credit facility issuance costs	711	—
Paid-in-kind interest income (Note 8)	(595)	(416)
Impairment	572	—
Depreciation and amortization	269	355
Other	3	661
Changes in operating assets and liabilities:
Securities owned, at fair value	2,454	1,106
Accounts receivable	(1,939)	606
Income taxes receivable/payable	(604)	4,297
Prepaid expenses	419	(360)
Gold and other precious metals	7,975	—
Other assets	182	160
Fund management and administration payable	4,274	(1,744)
Compensation and benefits payable	(9,250)	(22,003)
Securities sold, but not yet purchased, at fair value	(360)	(950)
Operating lease liabilities	(881)	—
Accounts payable and other liabilities	1,575	855

Net cash provided by/(used in) operating activities	7,852	(4,836)

Cash flows from investing activities:
Purchase of fixed assets	(7)	(17)
Proceeds from held-to-maturity securities maturing or called prior to maturity	18	32
Proceeds from sales and maturities of debt securities available-for-sale	—	60,498

Net cash provided by investing activities	11	60,513

Cash flows from financing activities:
Dividends paid	(5,097)	(4,132)
Shares repurchased	(2,005)	(734)
Proceeds from exercise of stock options	14	54

Net cash used in financing activities	(7,088)	(4,812)

Increase in cash flow due to changes in foreign exchange rate	383	593

Net increase in cash and cash equivalents	1,158	51,458
Cash and cash equivalents—beginning of period	77,784	54,193

Cash and cash equivalents—end of period	$78,942	$105,651

Supplemental disclosure of cash flow information:
Cash paid for taxes	$707	$339

Cash paid for interest	$2,224	$—

NON-CASH ACTIVITIES

On January 1, 2019, the Company recognized a right-of-use asset and lease liability of $19,827 and $24,817, respectively, upon the implementation of Accounting Standards Update 2016-02 Leases. See Note 14 for additional information.

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

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange-traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, commodity, fixed income, leveraged and inverse, currency and alternative strategies. The Company has the following wholly-owned operating subsidiaries:

•

WisdomTree Asset Management, Inc. is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT, a non-consolidated third party, is a Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.

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

•	WisdomTree Ireland Limited is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, BML and WML.

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

Restructuring of Distribution Strategy in Japan

In July 2018, the Company determined to restructure its distribution strategy in Japan and has expanded its existing relationship with Premia Partners Company Limited to manage distribution of the Company’s ETFs in Japan. As a result, WisdomTree Japan Inc. (“WTJ”) has ceased operations and is in the process of being liquidated. During the three months ended March 31, 2019 and 2018, WTJ reported an operating loss of $430 and $1,232, respectively. WTJ also recognized an impairment expense of $572 in connection with the termination of its office lease on March 31, 2019.

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

Certain accounts in the consolidated financial statements for the three months ended March 31, 2018 have been reclassified to conform to the current year’s consolidated financial statement presentation. The following table summarizes these reclassifications which had no effect on previously reported net income.

Operating Revenues:	Three Months Ended March 31, 2018
Advisory fees (previously reported)	$58,756
Other ETP fees reclassified to Other income	(300)

Advisory fees (currently reported)	$58,456

Other income (previously reported)	$849
Other ETP fees reclassified from Advisory fees	300
Interest income reclassified to Other Income/(Expenses)	(962)
Realized and unrealized losses reclassified to Other losses, net	261

Other income (currently reported)	$448

Total revenues (currently reported)	$58,904

Other Income/(Expenses):
Interest income reclassified from operating revenues	$962

Other losses, net (previously reported)	$—
Realized and unrealized losses reclassified from operating revenues	(261)

Other losses, net (currently reported)	$(261)

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

Leases

Effective January 1, 2019, the Company accounts for its lease obligations in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), which requires the recognition of both (i) a lease liability equal to the present value of the remaining lease payments and (ii) an offsetting right-of-use asset (See Note 14). The remaining lease payments are discounted using the rate implicit in the lease, if known, or otherwise the Company’s incremental borrowing rate. After lease commencement, right-of-use assets are assessed for impairment and otherwise are amortized over the remaining lease term on a straight-line basis. These recognition requirements are not applied to short-term leases which are those with a lease term of 12 months or less. Instead, lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.

ASC 842 also provides a practical expedient which allows for consideration in a contract to be accounted for as a single lease component rather than allocated between lease and non-lease components. The Company has elected to apply this practical expedient to all lease contracts, where applicable.

Upon adoption of ASC 842 on January 1, 2019, the Company applied the transitional practical expedients to its outstanding leases and therefore the Company did not reassess (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or existing leases and; (iii) initial direct costs for any existing leases. The Company also elected to apply the new lease requirements at the effective date, rather than the beginning of the earliest comparative period presented.

Deferred Consideration – Gold Payments

Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices and a selected discount rate (See Note 11). Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.

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

Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for the periods beginning after December 15, 2018. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and plans to adopt this standard on January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements. The Company plans to adopt this standard on January 1, 2020.

3. Business Combination

Summary

On April 11, 2018, the Company acquired from ETFS Capital its European exchange-traded commodity, currency and short-and-leveraged business for a purchase price consisting of $253,000 in cash, and a fixed number of shares of the Company’s capital stock, consisting of (i) 15,250,000 shares of common stock (the “Common Shares”) and (ii) 14,750 shares of Series A Non-Voting Convertible Preferred Stock (the “Preferred Shares”), which are convertible into an aggregate of 14,750,000 shares of common stock. ETFS Capital is subject to lock-up, standstill and voting restrictions and received registration rights with respect to the Common Shares and shares issuable upon conversion of the Preferred Shares.

Also on April 11, 2018 and in connection with the acquisition, the Company entered into a credit agreement, pursuant to which the lenders extended a $200,000 term loan (the “Term Loan”) and made available a $50,000 revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Facility”) (See Note 12).

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

Acquisition-Related Costs

During the three months ended March 31, 2019 and 2018, the Company incurred acquisition-related costs of $313 and $2,062, respectively.

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

	Three Months Ended March 31, 2018
Revenues	$79,771
Net income	$11,243	(including a loss on revaluation of deferred consideration of $2,555)

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

4. Cash and Cash Equivalents

Cash and cash equivalents of approximately $34,029 and $34,398 at March 31, 2019 and December 31, 2018, respectively, were held at one financial institution. At March 31, 2019 and December 31, 2018, cash equivalents were approximately $566 and $24, respectively.

In addition, certain of our subsidiaries of our International Business segment are required to maintain a minimum level of net liquid assets, which was $12,164 and $11,005 at March 31, 2019 and December 31, 2018, respectively. These requirements are generally satisfied by cash on hand.

5. Fair Value Measurements

The fair value of financial instruments is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs reflect assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three months ended March 31, 2019 and 2018, there were no transfers between Levels 1, 2 and 3.

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$566	$566	$—	$—
Securities owned, at fair value	6,419	6,419	—	—

Total	$6,985	$6,985	$—	$—

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$157,147	$—	$—	$157,147
Securities sold, but not yet purchased	1,338	1,338	—	—

Total	$158,485	$1,338	$—	$157,147

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$24	$24	$—	$—
Securities owned, at fair value	8,873	8,873	—	—

Total	$8,897	$8,897	$—	$—

Non-recurring fair value measurements:
Thesys – Series Y preferred stock(1)	$3,080	$—	$—	$3,080

Total	$3,080	$—	$—	$3,080

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$161,540	$—	$—	$161,540
Securities sold, but not yet purchased	1,698	1,698	—	—

Total	$163,238	$1,698	$—	$161,540

(1)	Fair value determined on December 31, 2018 (See Note 9).

Recurring Fair Value Measurements—Methodology

Cash Equivalents (Note 4) – These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are considered Level 1.

Securities Owned/Sold but Not Yet Purchased (Note 6) – Securities owned and sold, but not yet purchased are investments in ETFs. ETFs are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy.

Deferred Consideration – Deferred consideration represents the present value of an obligation to pay gold into perpetuity and was measured at March 31, 2019 using forward-looking gold prices ranging from $1,303 per ounce to $2,394 per ounce ($1,294 per ounce to $2,621 per ounce at December 31, 2018) which are extrapolated from the last observable price (beyond 2024), discounted at a rate of 10% and includes a perpetual growth rate of 1.5%. This obligation is classified as Level 3 as the discount rate, perpetual growth rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in forward-looking gold prices would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value. See Note 11 for additional information.

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended March 31,
	2019	2018
Deferred consideration (See Note 11)
Beginning balance	$161,540	$—
Net realized losses/(gains)(1)	3,098	—
Net unrealized losses/(gains)(2)	(4,404)	—
Settlements	(3,087)	—

Ending balance	$157,147	$—

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.
(2)	Recorded as gain on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.

6. Securities Owned/Sold but Not Yet Purchased

The following table is a summary of the Company’s securities owned and securities sold but not yet purchased:

	March 31, 2019	December 31, 2018
Securities Owned
Trading securities	$6,419	$8,873

Securities Sold, but not yet Purchased
Trading securities	$1,338	$1,698

The Company had no available-for-sale debt securities at March 31, 2019 and December 31, 2018. During the three months ended March 31, 2018, the Company received $60,498 of proceeds from the sale and maturity of available-for-sale debt securities and recognized gross realized losses of $716. Those losses were reclassified out of accumulated other comprehensive income and into the Consolidated Statements of Operations.

7. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	March 31, 2019	December 31, 2018
Federal agency debt instruments (amortized cost)	$20,159	$20,180

The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	March 31, 2019	December 31, 2018
Cost/amortized cost	$20,159	$20,180
Gross unrealized gains	6	5
Gross unrealized losses	(1,083)	(1,679)

Fair value	$19,082	$18,506

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired at March 31, 2019 or December 31, 2018. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	March 31, 2019	December 31, 2018
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	7,519	7,521
Due over ten years	12,640	12,659

Total	$20,159	$20,180

8. Note Receivable

The Company has an outstanding unsecured promissory note from AdvisorEngine Inc. (“AdvisorEngine”). All principal amounts under the note bear interest from the date such amounts are advanced until repaid at a rate of 5% per annum, provided that immediately upon the occurrence and during the continuance of an event of default (as defined), interest will be increased to 10% per annum. All accrued and unpaid interest is treated as paid-in-kind (“PIK”) by capitalizing such amount and adding it to the principal amount of the original note. AdvisorEngine has the option to prepay the note, in whole or in part, at any time without premium or penalty. All borrowings under the promissory note mature on December 29, 2021.

The following is a summary of the outstanding note receivable balance:

	March 31, 2019	December 31, 2018
Note receivable (face value)	$30,000	$30,000
Less: Original issue discount (“OID”), unamortized	(2,378)	(2,582)
Plus: PIK interest	1,695	1,304

Total note receivable, net	$29,317	$28,722

During the three months ended March 31, 2019 and March 31, 2018, the Company recognized interest income of $595 and $416, respectively, which included OID amortization and accrued PIK interest. The Company determined that an allowance for credit loss was not necessary at March 31, 2019 and December 31, 2018 as there have been no adverse events or circumstances since the note was issued which may indicate that its carrying amount may not be recoverable. The fair value of the note receivable (classified as Level 2 within the fair value hierarchy and determined using high yield credit spreads) was $28,802 and $27,618 at March 31, 2019 and December 31, 2018, respectively.

9. Investments, Carried at Cost

The following table sets forth the Company’s investments, carried at cost:

	March 31, 2019	December 31, 2018
AdvisorEngine – Preferred stock	$25,000	$25,000
Thesys Group, Inc. (“Thesys”)	3,080	3,080

Total	$28,080	$28,080

AdvisorEngine

Preferred Stock

The Company owns approximately 46% (or 41% on a fully-diluted basis) of AdvisorEngine, a digital wealth management platform, through strategic investments totaling $25,000. In consideration of its investment, the Company received 11,811,856 shares and 2,646,062 shares of Series A and Series A-1 convertible preferred stock, respectively. The Series A and Series A-1 preferred shares have substantially the same terms, are convertible into common stock at the option of the Company and contain various rights and protections including a non-cumulative 6.0% dividend, payable if and when declared by the board of directors, and a liquidation preference that is senior to all other holders of capital stock of AdvisorEngine. The Company and AdvisorEngine also entered into an agreement whereby the Company’s asset allocation models are made available through AdvisorEngine’s open architecture platform and the Company actively introduces the platform to its distribution network.

The investment is accounted for under the cost method of accounting as it is not considered to be in-substance common stock. The Company quantitatively assessed its investment for impairment at December 31, 2018. The table below presents the ranges and weighted averages of significant unobservable inputs used in this assessment:

Range (Weighted Average)
Market Approach
Revenue multiple	4.7x - 5.4x (5.0x)
Income Approach
Weighted average cost of capital (“WACC”)	26.0%

An increase in the revenue multiple would result in a higher enterprise value, whereas an increase in the WACC would reduce fair value. The results of the quantitative assessment noted no impairment at December 31, 2018. In addition, no impairment existed at March 31, 2019 based upon a qualitative assessment. There were also no observable price changes during the applicable reporting periods.

Thesys

On June 20, 2017, the Company was issued 7,797,533 newly authorized shares of Series Y preferred stock (“Series Y Preferred”) of Thesys in connection with the resolution of a dispute related to the Company’s ownership stake in Thesys. The Series Y Preferred represents current ownership of approximately 19% of Thesys on a fully diluted basis (excluding certain reserved shares). In addition, the Company was issued a warrant to purchase 3,898,766 shares of Series Y Preferred.

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

The Series Y Preferred is accounted for under the cost method of accounting as it is not considered to be in-substance common stock. The Company quantitatively assessed its investment for impairment at December 31, 2018. The table below presents the ranges and weighted averages of significant unobservable inputs used in this assessment:

Range (Weighted Average)
Income Approach(1)
Weighted average cost of capital (“WACC”)	3.8% - 15.5% (14.1%)

(1)	The inputs selected varied, based upon the Thesys business line being valued. An increase in the WACC would result in a lower enterprise value.

The quantitative assessment performed resulted in the recognition of an impairment in the fourth quarter of 2018. No additional impairment was recognized at March 31, 2019 based upon a qualitative assessment. There were also no observable price changes during the applicable reporting periods.

The carrying value of the Series Y Preferred was $3,080 at March 31, 2019 and December 31, 2018. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.

10. Fixed Assets, net

The following table summarizes fixed assets:

	March 31, 2019	December 31, 2018
Equipment	$2,284	$2,244
Furniture and fixtures	2,218	2,218
Leasehold improvements	10,982	10,964
Less: accumulated depreciation and amortization	(6,621)	(6,304)

Total	$8,863	$9,122

11. Deferred Consideration

Deferred consideration represents an obligation the Company assumed in connection with the ETFS Acquisition. The obligation is for fixed payments to ETFS Capital of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”).

The Contractual Gold Payments are paid from advisory fee income generated by any Company-sponsored financial product backed by physical gold and are subject to adjustment and reduction for declines in advisory fee income generated by such products, with any reduction remaining due and payable until paid in full. ETFS Capital’s recourse is limited to such advisory fee income and it has no recourse back to the Company for any unpaid amounts that exceed advisory fees earned. ETFS Capital ultimately has the right to claw back Gold Bullion Securities Ltd. (a physically backed gold ETP issuer) if the Company fails to remit any amounts due.

The Company determined the present value of the deferred consideration of $157,147 and $161,540 at March 31, 2019 and December 31, 2018, respectively, using forward-looking gold prices which were extrapolated from the last observable price (beyond 2024), discounted at a rate of 10.0%. Current and long-term amounts payable at March 31, 2019 were $11,857 and $145,290, respectively.

During the three months ended March 31, 2019, the Company recognized Contractual Gold Payments expense of $3,098, arising from the fixed payments of physical gold bullion of 2,375 ounces and the unwinding of the discount (representing the increase in the carrying amount of the deferred consideration for the passage of time). A gain on the revaluation of deferred consideration of $4,404 was recognized during the three months ended March 31, 2019 due to flattening of the forward-looking gold curve as compared to the forward-looking gold curve on December 31, 2018, the date on which the deferred consideration was last measured.

See Note 5 for a reconciliation of changes in the deferred consideration balances.

12. Long-Term Debt

On April 11, 2018 and in connection with the ETFS Acquisition, the Company entered into the Credit Facility pursuant to which the lenders extended a $200,000 Term Loan and made available a $50,000 Revolver. Interest on the Term Loan accrues at an annual rate equal to LIBOR, plus up to 2.00% (commencing at LIBOR, plus 1.75%), and interest on the Revolver accrues at an annual rate equal to LIBOR, plus up to 1.50% (commencing at LIBOR, plus 1.25%), in each case, with the exact interest rate margin determined based on the Total Leverage Ratio (as defined below). The Revolver is also subject to a facility fee equal to an annual rate of up to 0.50% of the actual daily amount of the aggregate commitments (whether used or unused) under the Revolver, with the exact facility fee rate determined based on the Total Leverage Ratio. The Credit Facility matures on April 11, 2021. The Term Loan does not amortize and the entire principal balance is due in a single payment on the maturity date.

The following table provides a summary of the Company’s outstanding borrowings under the Credit Facility:

	March 31, 2019		December 31, 2018
	Term Loan	Revolver	Term Loan	Revolver
Amount borrowed	$200,000	$—	$200,000	$—
Unamortized issuance costs	(4,826)	1,066	(5,408)	1,195

Carrying amount	$195,174	$1,066	$194,592	$1,195

Effective interest rate(1)	5.47%	n/a	5.09%	n/a

(1)	Includes amortization of issuance costs.

During the three months ended March 31, 2019, the Company recognized $2,892 of interest expense on the Credit Facility. Unamortized issuance costs related to the Revolver of $1,066 and $1,195 at March 31, 2019 and December 31, 2018, respectively, are included within other noncurrent assets on the Consolidated Balance Sheet. The fair value of the Company’s long-term debt (classified as Level 2 within the fair value hierarchy) was $194,876 and $196,126 at March 31, 2019 and December 31, 2018, respectively.

The credit agreement includes a financial covenant that requires that the Company maintain a Total Leverage Ratio (as defined below), calculated as of the last day of each fiscal quarter, equal to or less than the ratio set forth opposite such fiscal quarter:

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

The Company’s obligations under the Term Loan and Revolver are unconditionally guaranteed by the Company and certain of its subsidiaries and secured by substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to customary exceptions and exclusions.

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

The Company is in compliance with its covenants under the credit agreement.

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

The following is a summary of the Preferred Share balance:

	March 31, 2019	December 31, 2018
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

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

14. Leases

The Company has entered into operating leases for its corporate headquarters and other office facilities, financial data terminals and equipment. The Company has no finance leases.

Upon the adoption of ASC 842 on January 1, 2019, the Company recognized a right-of-use asset and lease liability of $19,827 and $24,817, respectively. The right-of-use asset was equal to the lease liability, less accrued lease payments and remaining unamortized lease incentives.

The following table provides additional information regarding the Company’s leases:

	Three Months Ended March 31,
	2019	2018
Lease cost:
Operating lease cost	$798	$743
Short-term lease cost	389	284

Total lease cost	$1,187	$1,027

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$881	n/a

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	10.0	n/a

Weighted-average discount rate – operating leases	6.3%	n/a

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The Company’s lease of its headquarters, which expires on August 20, 2029, includes an option to extend for an additional five years. Rent payable under the option is equal to the fair market rent of the premise as determined by the landlord approximately six months prior to the commencement of the extension term. The lease also includes a cancellation option which is effective on August 21, 2024 and requires notice to be provided to the landlord at least 12 months prior. Triggering this option requires a cancellation payment of $4,236. The cancellation and extension options were not reasonably certain of being exercised and were therefore not recognized as part of the right-of-use asset and lease liability.

Other leases also include extension, automatic renewal and termination provisions. These provisions were also not reasonably certain of being exercised and were therefore not recognized as part of the right-of-use asset and lease liability.

The following table discloses future minimum lease payments at March 31, 2019 with respect to the Company’s operating lease liabilities:

Remainder of 2019	$2,723
2020	3,695
2021	2,958
2022	2,958
2023	2,958
2024 and thereafter	17,641

Total future minimum lease payments (undiscounted)	$32,933

The following table reconciles the future minimum lease payments (disclosed above) at March 31, 2019 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheet:

Amounts recognized in the Company’s Consolidated Balance Sheet
Lease liability – short term	$3,651
Lease liability – long term	20,704

Subtotal	24,355
Difference between undiscounted and discounted cash flows	8,578

Total future minimum lease payments (undiscounted)	$32,933

The following table discloses the future minimum lease payments at March 31, 2018 (prior period), which is required as the Company elected to apply the new lease requirements at the effective date, rather than the beginning of the earliest comparative period presented:

Remainder of 2018	$3,072
2019	3,764
2020	3,516
2021	3,146
2022	2,958
2023 and thereafter	20,599

Total future minimum lease payments (undiscounted)	$37,055

Lease Termination – Japan Office

The Company recognized an impairment expense of $572 in connection with the termination of its Japan office lease.

Letter of Credit

The Company collateralized its U.S. office lease through a standby letter of credit totaling $1,384. The collateral is included in cash and cash equivalents on the Company’s Consolidated Balance Sheets.

15. Contingencies

The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation that is expected to have a material adverse impact on its business, financial position, results of operations or cash flows.

16. Variable Interest Entity

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

The following table presents information about the Company’s variable interests in AdvisorEngine (a non-consolidated VIE):

	March 31, 2019	December 31, 2018
Carrying Amount - Assets
Preferred stock	$25,000	$25,000
Note receivable - unsecured	29,317	28,722

Total carrying amount - Assets	$54,317	$53,722

Maximum exposure to loss	$54,317	$53,722

17. Revenues from Contracts with Customers

The following table presents the Company’s total revenues categorized as revenues from contracts with customers and other sources of revenues:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues from contracts with customers:
Advisory fees	$64,840	$58,456
Other	645	448

Total operating revenues	$65,485	$58,904

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

See Note 18 for further information including disaggregation of advisory fee revenue and amounts due from customers, all of which are derived from related parties. Advisory fee revenues are also reported by segment as disclosed in Note 24.

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

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	March 31, 2019	December 31, 2018
Receivable from WTT	$15,036	$14,678
Receivable from ETFS Issuers	8,786	8,779
Receivable from BI and WTI	1,004	951
Receivable from WTAMC	189	167
Receivable from WTCS	97	95

Total	$25,112	$24,670

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended
	March 31, 2019	March 31, 2018
Advisory services provided to WTT	$42,223	$55,202
Advisory services provided to ETFS Issuers	19,273	—
Advisory services provided to BI and WTI	2,504	2,626
Advisory services provided to WTAMC	546	311
Advisory services provided to WTCS	294	317

Total	$64,840	$58,456

The Company also has investments in certain WisdomTree ETFs of approximately $4,940 and $7,117 at March 31, 2019 and December 31, 2018, respectively. Gains related to these ETFs for the three months ended March 31, 2019 and 2018 were $353 and $9, respectively.

19. Stock-Based Awards

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

The Company grants equity awards to employees and directors which include restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and stock options. Certain awards described below are subject to acceleration under certain conditions.

Stock options:	Generally issued for terms of ten years and may vest after at least one year of service and have an exercise price equal to the Company’s stock price on the grant date. The Company estimates the fair value of stock options (when granted) using the Black-Scholes option pricing model.

RSAs/RSUs:	Awards are valued based on the Company’s stock price on grant date and generally vest ratably over three years.

PRSUs:	These awards cliff vest three years from grant date and contain a market condition whereby the number of PRSUs ultimately vesting is tied to how the Company’s total shareholder return (“TSR”) compares to a peer group of other publicly traded asset managers over the three-year period. A Monte Carlo simulation is used to value these awards.

The number of PRSUs vesting ranges from 0% to 200% of the target number of PRSUs granted, as follows:

•  If the relative TSR is below the 25th percentile, then 0% of the target number of PRSUs granted will vest;

•  If the relative TSR is at the 25th percentile, then 50% of the target number of PRSUs granted will vest; and

•  If the relative TSR is above the 25th percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50th percentile and capped at 200% of the target number of PRSUs granted for performance at the 100th percentile.

For the three months ended March 31, 2019 and 2018, total stock-based compensation expense was $3,072 and $3,309, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2019
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period
Employees and directors restricted stock awards	$24,012	2.48

A summary of stock options, restricted stock and restricted stock unit activity for the three months ended March 31, 2019 is as follows:

	Stock Options	RSAs	RSUs	PRSUs
Balance at January 1, 2019	570,537	1,957,102	9,494	—
Granted	—	2,233,878	35,283	270,872	(1)
Exercised/vested	(20,000)	(827,721)	(4,341)	—
Forfeitures	—	(93,194)	—	—

Balance at March 31, 2019	550,537	3,270,065	40,436	270,872	(1)

(1)

Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount. A Monte Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning 90-day average stock prices; (ii) valuation date stock prices; (iii) historical stock price volatilities ranging from 22% to 42% (average 28%); (iv) correlation coefficients based upon the price data used to calculate the historical volatilities; (v) a risk free interest rate of 2.56%; and (vi) an expected dividend yield of 0%.

20. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
Basic Earnings per Share	2019	2018
Net income	$8,824	$9,424
Less: Income distributed to participating securities	(544)	(71)
Less: Undistributed income allocable to participating securities	(391)	(85)

Net income available to common stockholders	$7,889	$9,268
Weighted average common shares (in thousands)	151,625	135,329

Basic earnings per share	$0.05	$0.07

	Three Months Ended March 31,
Diluted Earnings per Share	2019	2018
Net income	$8,824	$9,424

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	151,625	135,329
Dilutive effect of common stock equivalents	15,186	1,139

Weighted average diluted shares	166,811	136,468

Diluted earnings per share	$0.05	$0.07

Diluted earnings per share is calculated under both the treasury stock and if-converted method and the two-class method and reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive). The calculation that results in the most dilutive earnings per share amount for common stock is reported in the Company’s consolidated financial statements. The Company excluded 3,495,080 and 1,101,513 common stock equivalents from its computation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, as they were determined to be anti-dilutive.

21. Income Taxes

Effective Income Tax Rate – Three Months Ended March 31, 2019 and March 31, 2018

The Company’s effective income tax rate for the three months ended March 31, 2019 of negative 13.5% resulted in an income tax benefit of $1,049. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $4,309 reduction in unrecognized tax benefits, a non-taxable gain on revaluation of deferred consideration and a lower tax rate on foreign earnings, partly offset by a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting and exercise of stock-based compensation awards and state and local income taxes.

The Company’s effective income tax rate for the three months ended March 31, 2018 of 32.3% resulted in income tax expense of $4,498. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes, partly offset by tax windfalls associated with the vesting and exercise of stock-based compensation awards.

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Deferred tax assets:
NOLs – Foreign	$8,222	$6,605
Goodwill and intangible assets	1,794	1,841
Accrued expenses	1,358	2,699
Stock-based compensation	1,189	2,673
Net lease liability	1,172	1,184
Capital losses	794	794
NOLs – U.S.	635	762
Other	37	40

Deferred tax assets	15,201	16,598

Deferred tax liabilities:
Fixed assets and prepaid assets	1,439	1,433
Unrealized gains	748	724

Deferred tax liabilities	2,187	2,157

Total deferred tax assets less deferred tax liabilities	13,014	14,441
Less: valuation allowance	(9,016)	(7,399)

Deferred tax assets, net	$3,998	$7,042

Net Operating Losses – U.S.

The Company’s pre-tax federal net operating losses for tax purposes (“NOLs”) at March 31, 2019 were $2,622 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in Internal Revenue Code Section 382 that arose as a result of an ownership change.

The Company’s pre-tax capital loss at March 31, 2019 was $3,278. A full valuation allowance was established as it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.

Net Operating Losses – Foreign

Certain of the Company’s European subsidiaries and its Canadian subsidiary generated NOLs outside the U.S. These tax effected NOLs were $8,222 and $6,605 at March 31, 2019 and December 31, 2018, respectively. The Company established a full valuation allowance related to these NOLs as it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. Approximately $4,050 of these NOLs at March 31, 2019 expire between the years 2036 and 2039. The remainder is carried forward indefinitely.

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

In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits for the three months ended March 31, 2019:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2019	$34,876	$28,101	$6,775
Decrease—Lapse of statute of limitations	(4,309)	(2,999)	(1,310)
Increases	101	—	101
Foreign currency translation(1)	925	745	180

Balance at March 31, 2019	$31,593	$25,847	$5,746

(1)	The gross unrecognized tax benefits were accrued in British pounds sterling.

The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount. The decrease resulting from the lapsing of the statute of limitations of $4,309 was recorded as an income tax benefit and an equal and offsetting amount to reduce the indemnification asset was recorded in other losses, net.

The gross unrecognized tax benefits and interest and penalties totaling $31,593 at March 31, 2019 are included in other non-current liabilities on the Consolidated Balance Sheet. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on its consolidated financial statements.

At March 31, 2019, there were $25,847 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. The Company’s federal tax return and ManJer’s tax return (a Jersey-based subsidiary) for the year ended December 31, 2016 are currently under review by the relevant tax authorities. The Company is indemnified by ETFS Capital for any potential exposure associated with ManJer’s tax return under audit.

The Company is not currently under audit in any other income tax jurisdictions. As of March 31, 2019, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2015.

Undistributed Earnings of Foreign Subsidiaries

The Company recognizes deferred tax liabilities for withholding taxes that may become payable, where applicable, upon the distribution of earnings and profits from foreign subsidiaries unless considered permanent in duration. As of March 31, 2019, the Company considers all undistributed foreign earnings and profits to be permanent in duration.

22. Shares Repurchased

On April 24, 2019, the Company’s Board of Directors extended the term of the Company’s share repurchase program for three years through April 27, 2022. Included under this program are purchases to offset future equity grants made under the Company’s equity plans and purchases made in open market or privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to the terms of the credit agreement described below and regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice. Shares repurchased under this program are returned to the status of authorized and unissued on the Company’s books and records.

As more fully disclosed in Note 3, the Company completed the ETFS Acquisition on April 11, 2018. To partially finance the acquisition, the Company entered into a credit agreement which contains customary negative covenants, including, among others, a covenant which may restrict the Company’s ability to repurchase equity interests. Share repurchases only are permitted to the extent the Total Leverage Ratio (as defined in the credit agreement) does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the share repurchase is made. However, the Company’s ability to purchase shares of its common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations is not restricted.

During the three months ended March 31, 2019 and March 31, 2018, the Company repurchased 311,213 shares and 60,508 shares of its common stock, respectively, under this program for an aggregate cost of $2,005 and $734, respectively.

As of March 31, 2019, $83,724 remains under this program for future purchases.

23. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill by reporting unit. Goodwill allocated to the U.S. Business reporting unit is tested annually for impairment on April 30th. Goodwill allocated to the European Business reporting unit is tested annually for impairment on November 30th:

	Reporting Unit
	European Business(1)	U.S. Business	Total
Balance at January 1, 2019	$84,057	$1,799	$85,856
Changes	—	—	—

Balance at March 31, 2019	$84,057	$1,799	$85,856

(1)	The European Business is included in the Company’s International Business reportable segment.

The goodwill allocated to the European Business reporting unit is not deductible for tax purposes as the transaction was structured as a stock acquisition occurring in the United Kingdom. The goodwill allocated to the U.S. Business reporting unit is deductible for tax purposes.

Intangible Assets (Indefinite-Lived)

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Total
Balance at January 1, 2019	$601,247	$1,962	$603,209
Foreign currency translation	—	42	42

Balance at March 31, 2019	$601,247	$2,004	$603,251

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

Questrade ETFs

During the fourth quarter of 2017, the Company acquired eight Canadian-listed ETFs from Questrade, Inc. (the “Questrade ETFs”). The purchase price was CAD $2,675 (USD $2,132), all of which was allocated to the Company’s right to manage AUM in the form of advisory contracts. These intangible assets are translated based on the end of period exchange rates from local currency to U.S. dollars.

Most of the Questrade ETFs were merged into the Company’s existing Canadian-listed ETFs. The intangible assets (which are deductible for tax purposes) were determined to have an indefinite useful life. The Company has designated November 30th as its annual impairment testing date for these intangible assets.

24. Segment Reporting

The Company operates as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in the Company’s U.S. Business and International Business reportable segments. The U.S. Business segment includes the results of the Company’s U.S. operations and wind down costs associated with the Japan sales office. The results of the Company’s European and Canadian operations are reported as the International Business segment.

Information concerning these reportable segments are as follows:

	Three Months Ended March 31,
	2019	2018
U.S. Business Segment
Operating revenues
Advisory fees	$42,517	$55,518
Other income	106	147

Total operating revenues	$42,623	$55,665

Total operating expenses	$(37,176)	$(39,030)

Other income/(expenses)
Interest expense	$(192)	$—
Interest income	779	962
Impairment	(572)	—
Other gains/(losses), net	145	(226)

Total other income/(expenses)	$160	$736

Total income before taxes (U.S. Business Segment)	$5,607	$17,371

	Three Months Ended March 31,
	2019	2018
International Business Segment (1)
Operating revenues
Advisory fees	$22,323	$2,938
Other income	539	301

Total operating revenues	$22,862	$3,239

Total operating expenses	$(17,626)	$(6,653)

Other income/(expenses)
Interest expense	$(2,700)	$—
Gain on revaluation of deferred consideration	4,404	—
Other losses, net	(4,772)	(35)

Total other income/(expenses)	$(3,068)	$(35)

Total income/(loss) before taxes (International Business Segment)	$2,168	$(3,449)

Income/(loss) before taxes
U.S. Business segment	$5,607	$17,371
International Business segment	2,168	(3,449)

Total income before taxes	$7,775	$13,922

Assets are not reported by segment as such information is not utilized by the chief operating decision maker.

(1)	The financial results of ETFS are included in the International Business reportable segment as of April 11, 2018.

25. Subsequent Events

Convertible Note - AdvisorEngine

On April 11, 2019, the Company participated in a private convertible note financing round of AdvisorEngine by advancing $1,540 in consideration for a convertible note, which was issued as part of a series of convertible notes pursuant to a Convertible Note Purchase Agreement entered into between AdvisorEngine, the Company and the other purchasers thereto. The convertible note bears interest at a rate of 3% per annum, with all or any unpaid portion being treated as PIK by capitalizing such amount and adding it to the principal amount outstanding, is unsecured, and matures on April 11, 2021. All principal (and, at the option of AdvisorEngine if not paid in cash, accrued interest) under the convertible note will automatically convert into a class or series of preferred stock substantially identical to that issued in a qualified financing (as defined therein), but at a price per share equal to 80% of the price per share sold in such transaction. In the event of a corporate transaction (as defined therein) the convertible note would be repaid in cash from the proceeds of such transaction in the amount of 1.5 times the outstanding principal amount, plus any accrued and unpaid interest. If neither a qualified financing nor a corporate transaction occur prior to the maturity date, the convertible note is repaid at a rate of 1.25 times the outstanding principal amount, plus accrued and unpaid interest. The convertible note may not be prepaid by AdvisorEngine without the prior consent of the requisite holders (which includes the Company).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

Introduction

We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are one of the leading ETP sponsors in the world based on assets under management, or AUM, with AUM of $58.9 billion globally as of March 31, 2019. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.

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

We strive to deliver a better investing experience through innovative solutions. Continued investments in technology-enabled services and the launch of our Advisor Solutions program in October 2017, which includes portfolio construction, asset allocation, practice management services and wealth management technology, have been made to differentiate us in the market, expand our distribution and further enhance our relationships with financial advisors.

We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc.

Acquisition of ETFS

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

Industry Developments

In April 2019, the Securities and Exchange Commission approved a form of non-transparent active ETFs that will not be required to disclose their holdings daily, as most ETFs currently are required to do. While market commentators believe there may be increased competition in the ETF industry as some of the largest asset managers who previously did not want to disclose fund holdings on a daily basis may now enter the ETF space, we believe transparency in holdings is one of the hallmarks and benefits of the ETF structure. Further, these non-transparent ETFs may face distribution challenges from gatekeepers and platforms that have been accustomed to greater transparency and it is also unclear how the decreased transparency will impact the liquidity of these non-transparent ETFs.

Assets Under Management

WisdomTree ETPs

A significant portion of our AUM historically has been held in ETFs that invest in foreign securities. Therefore, our AUM and revenues are affected by movements in global capital markets and the strengthening or weakening of the U.S. dollar against other currencies. Over the last few years, concentrations in HEDJ, our European equity ETF which hedges exposure to the euro, and DXJ, our Japanese equity ETF which hedges exposure to the yen, have declined dramatically as negative investor sentiment toward these products has led to considerable net outflows. While reduced, our exposure to these two ETFs remains significant and therefore the strengthening of the euro or yen against the U.S. dollar, the decline in European or Japanese equity markets, or political or other market risks in either of these markets, may have an adverse effect on our results.

The chart below sets forth the asset mix of our ETPs at March 31, 2018, December 31, 2018 and March 31, 2019:

The ETFS Acquisition diversified our investment theme concentrations by adding commodity exposures, predominantly gold, that historically have been negatively correlated with HEDJ and DXJ. While we therefore may experience improved stability of AUM and lower overall AUM volatility, we can provide no assurance that this will be the case.

Market Environment

Performance of the U.S. and European markets recovered from prior quarter volatility as monetary policies in these markets became more accommodative and as concerns over U.S. trade policies toward China dissipated. Emerging markets posted strong returns, led by China, while the Japan markets also performed favorably although somewhat muted as compared to other markets. The price of gold, which experienced bouts of volatility, ultimately remained largely unchanged.

The S&P 500 rose 13.6%, MSCI EAFE (local currency) rose 10.7%, MSCI Emerging Markets Index (U.S. dollar) rose 12.0% and gold prices rose 1.1% during the first quarter of 2019. In addition, the European and Japan equity markets both appreciated with the MSCI EMU Index rising 9.9% and MSCI Japan Index rising 7.7%, respectively, in local currency terms for the quarter. Also, the U.S. dollar strengthened 0.5% versus the yen and 2.0% versus the euro during the quarter.

U.S. Listed ETF Industry Flows

As the charts below reflect, U.S. listed ETF net flows for the three months ended March 31, 2019 were $47.8 billion. Fixed income, emerging market equity and U.S. equity gathered the majority of those flows.

Source: Bloomberg, Investment Company Institute, WisdomTree.

International ETP Industry Flows

As the charts below reflect, international ETP net flows were $32.8 billion for the three months ended March 31, 2019. Fixed income and equities gathered the majority of those flows.

Source: Morningstar

Business Segments

We operate as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in our U.S. Business and International Business segments.

U.S. Business Segment

Our U.S. Business segment included our Japan sales office, WTJ, which engaged in selling our U.S. listed ETFs to Japanese institutions. In July 2018, we determined to restructure our distribution strategy in Japan and expanded our existing relationship with Premia Partners Company Limited to manage distribution of our ETFs in Japan. As a result, WTJ has ceased operations and is in the process of being liquidated. During the three months ended March 31, 2018 and 2019, WTJ reported operating losses of $1.2 million and $0.4 million, respectively. WTJ also recognized an impairment expense of $0.6 million in connection with the termination of its office lease on March 31, 2019.

International Business Segment

The International Business segment includes our European business (which now includes ETFS) and our Canadian business.

Our Operating and Financial Results

U.S. Business Segment

Our U.S. listed ETFs’ AUM increased from $35.5 billion at December 31, 2018 to $39.4 billion at March 31, 2019 primarily due to market appreciation.

International Business Segment

Our international ETPs’ AUM increased from $18.6 billion at December 31, 2018 to $19.6 billion at March 31, 2019 due to market appreciation and net inflows.

Consolidated Operating Results

The following table sets forth our revenues and net income/(loss) for the most recent five quarters. Results for the three months ended March 31, 2018 have been reclassified to conform with our current presentation. These reclassifications had no effect on previously reported net income. The results of the second, third and fourth quarters of 2018 have previously been restated.

•

Revenues – We recorded operating revenues of $65.5 million during the three months ended March 31, 2019, up 11.2% from the three months ended March 31, 2018 primarily due to the ETFS Acquisition, partly offset by lower average AUM of our U.S. Business segment.

•	Expenses – Total operating expenses increased 20.0% from the three months ended March 31, 2018 to $54.8 million primarily due to expenses associated with the ETFS acquired business.

•	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration, impairments and other gains and losses.

•	Net income – Net income decreased 6.4% from the three months ended March 31, 2018 to $8.8 million.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
U.S. LISTED ETFs (in millions)
Beginning of period assets	$35,486	$41,556	$46,827
Inflows/(outflows)	147	(893)	(2,167)
Market appreciation/(depreciation)	3,820	(5,177)	(1,729)
Fund closures	(87)	—	(45)

End of period assets	$39,366	$35,486	$42,886

Average assets during the period	$38,061	$38,246	$45,618
Average ETF advisory fee during the period	0.45%	0.47%	0.49%
Number of ETFs – end of the period	77	85	81
INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$18,608	$17,587	$2,110
Inflows/(outflows)	414	1,138	(47)
Market appreciation/(depreciation)	545	(117)	12

End of period assets	$19,567	$18,608	$2,075

Average assets during the period	$19,616	$18,175	$2,106
Average ETP advisory fee during the period	0.47%	0.47%	0.57%
Number of ETPs—end of period	457	452	99
PRODUCT CATEGORIES (in millions)
Commodity & Currency
Beginning of period assets	$16,251	$15,039	$445
Inflows/(outflows)	227	984	(28)
Market appreciation/(depreciation)	358	228	(1)

End of period assets	$16,836	$16,251	$416

Average assets during the period	$17,027	$15,658	$426
U.S. Equity
Beginning of period assets	$13,334	$15,187	$14,234
Inflows/(outflows)	632	394	47
Market appreciation/(depreciation)	1,914	(2,247)	(922)

End of period assets	$15,880	$13,334	$13,359

Average assets during the period	$14,947	$14,291	$14,122
International Developed Market Equity
Beginning of period assets	$14,532	$19,590	$25,950
Inflows/(outflows)	(1,553)	(2,384)	(2,704)
Market appreciation/(depreciation)	1,438	(2,674)	(814)

End of period assets	$14,417	$14,532	$22,432

Average assets during the period	$14,525	$16,962	$24,435
Emerging Market Equity
Beginning of period assets	$5,278	$5,346	$5,887
Inflows/(outflows)	(84)	233	425
Market appreciation/(depreciation)	536	(301)	(23)

End of period assets	$5,730	$5,278	$6,289

Average assets during the period	$5,502	$5,148	$6,259

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Fixed Income
Beginning of period assets	$2,570	$1,721	$862
Inflows/(outflows)	1,418	880	253
Market appreciation/(depreciation)	35	(31)	(14)

End of period assets	$4,023	$2,570	$1,101

Average assets during the period	$3,511	$2,140	$1,014
Leveraged & Inverse
Beginning of period assets	$1,282	$1,445	$930
Inflows/(outflows)	67	(1)	(135)
Market appreciation/(depreciation)	70	(162)	77

End of period assets	$1,419	$1,282	$872

Average assets during the period	$1,408	$1,393	$877
Alternatives
Beginning of period assets	$755	$674	$582
Inflows/(outflows)	(141)	178	(70)
Market appreciation/(depreciation)	14	(97)	(20)

End of period assets	$628	$755	$492

Average assets during the period	$666	$712	$547
Closed ETPs
Beginning of period assets	$92	$141	$47
Inflows/(outflows)	(5)	(39)	(2)
Market appreciation/(depreciation)	—	(10)	—
Fund closures	(87)	—	(45)

End of period assets	$—	$92	$—

Average assets during the period	$91	$117	$44
Headcount – U.S. Business Segment	141	153	157
Headcount – International Segment	75	75	34

Note: Previously issued statistics may be restated due to fund closures and trade adjustments

Source: Investment Company Institute, Bloomberg, WisdomTree

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Selected Operating and Financial Information

	Three Months Ended March 31,		Change	Percent Change
	2019	2018
Global AUM (in millions)
Average global AUM	$57,677	$47,724	$9,953	20.9%

Operating Revenues (in thousands)
Advisory fees	$64,840	$58,456	$6,384	10.9%
Other income	645	448	197	44.0%

Total revenues	$65,485	$58,904	$6,581	11.2%

Average Global AUM

Our average global AUM increased 20.9% from $47.7 billion at March 31, 2018 to $57.7 billion at March 31, 2019 primarily due to the ETFS Acquisition and net inflows into certain of our ETFs. These increases were partly offset by outflows from HEDJ and DXJ and market depreciation.

Operating Revenues

Advisory fees

Advisory fee revenues increased 10.9% from $58.4 million during the three months ended March 31, 2018 to $64.8 million in the comparable period in 2019 primarily due to the ETFS Acquisition, partly offset by lower average AUM of our U.S. Business segment. Our average global ETP advisory fee has declined 4 basis points, from 0.50% to 0.46% during the three months ended March 31, 2019 due to the ETFS Acquisition and changes in product mix.

Other income

Other income increased 44.0% from $0.4 million during the three months ended March 31, 2018 to $0.6 million in the comparable period in 2019 primarily due to creation/redemption fees earned from the ETFS exchange-traded products.

Operating Expenses

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2019	2018
Compensation and benefits	$21,301	$18,832	$2,469	13.1%
Fund management and administration	15,166	10,912	4,254	39.0%
Marketing and advertising	2,680	3,195	(515)	(16.1%)
Sales and business development	4,422	3,813	609	16.0%
Contractual gold payments	3,098	—	3,098	n/a
Professional and consulting fees	1,482	1,636	(154)	(9.4%)
Occupancy, communications and equipment	1,618	1,363	255	18.7%
Depreciation and amortization	269	355	(86)	(24.2%)
Third-party distribution fees	2,400	1,725	675	39.1%
Acquisition-related costs	313	2,062	(1,749)	(84.8%)
Other	2,053	1,790	263	14.7%

Total expenses	$54,802	$45,683	$9,119	20.0%

	Three Months Ended March 31,
As a Percent of Revenues:	2019	2018
Compensation and benefits	32.5%	32.0%
Fund management and administration	23.2%	18.5%
Marketing and advertising	4.1%	5.4%
Sales and business development	6.8%	6.5%

	Three Months Ended March 31,
As a Percent of Revenues:	2019	2018
Contractual gold payments	4.7%	n/a
Professional and consulting fees	2.3%	2.8%
Occupancy, communications and equipment	2.4%	2.3%
Depreciation and amortization	0.4%	0.6%
Third-party distribution fees	3.7%	2.9%
Acquisition-related costs	0.5%	3.5%
Other	3.1%	3.1%

Total expenses	83.7%	77.6%

Compensation and benefits

Compensation and benefits expense increased 13.1% from $18.8 million during the three months ended March 31, 2018 to $21.3 million in the comparable period in 2019 primarily due to higher compensation expense of our International Business segment associated with the ETFS Acquisition and severance expense of $2.0 million, partly offset by lower headcount costs. Headcount of our U.S. Business segment was 157 and our International Business segment was 34 at March 31, 2018 compared to 141 and 75, respectively, at March 31, 2019.

Fund management and administration

Fund management and administration expense increased 39.0% from $10.9 million during the three months ended March 31, 2018 to $15.2 million in the comparable period in 2019 due to higher average AUM of our International Business segment primarily associated with the ETFS Acquisition. We had 81 U.S. listed ETFs and 99 International listed ETPs at March 31, 2018 compared to 77 U.S. listed ETFs and 457 International listed ETPs at March 31, 2019.

Marketing and advertising

Marketing and advertising expense decreased 16.1% from $3.2 million during the three months ended March 31, 2018 to $2.7 million in the comparable period in 2019 primarily due to lower spending of our U.S. Business segment.

Sales and business development

Sales and business development expense increased 16.0% from $3.8 million during the three months ended March 31, 2018 to $4.4 million in the comparable period in 2019 due to sales related activities of the ETFS acquired business.

Contractual gold payments

Contractual gold payments expense was $3.1 million during the three months ended March 31, 2019, which was associated with the payment of 2,375 ounces of gold at an average daily spot price of $1,304 per ounce.

Professional and consulting fees

Professional and consulting fees decreased 9.4% from $1.6 million during the three months ended March 31, 2018 to $1.5 million in the comparable period in 2019 due to lower spending on corporate consulting-related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 18.7% from $1.4 million during the three months ended March 31, 2018 to $1.6 million in the comparable period in 2019 due to additional office space associated with the ETFS Acquisition.

Depreciation and amortization

Depreciation and amortization expense decreased 24.2% from $0.4 million during the three months ended March 31, 2018 to $0.3 million primarily due to the closure of our office in Japan.

Third-party distribution fees

Third-party distribution fees increased 39.1% from $1.7 million during the three months ended March 31, 2018 to $2.4 million in the comparable period in 2019 primarily due to one-time fees for a platform relationship.

Acquisition-related costs

Acquisition-related costs decreased 84.8% from $2.1 million during the three months ended March 31, 2018 to $0.3 million in the comparable period in 2019 as the integration of ETFS is essentially complete.

Other

Other expenses increased 14.7% from $1.8 million during the three months ended March 31, 2018 to $2.1 million in the comparable period in 2019 primarily due to higher International Business segment office expenses associated with an increase in headcount from the ETFS Acquisition.

Other Income/(Expenses)

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2019	2018
Interest expense	$(2,892)	$—	$(2,892)	n/a
Gain on revaluation of deferred consideration	4,404	—	4,404	n/a
Interest income	779	962	(183)	(19.0%)
Impairment	(572)	—	(572)	n/a
Other losses, net	(4,627)	(261)	(4,366)	n/a

Total other income/(expenses)	$(2,908)	$701	$(3,609)	n/a

	Three Months Ended March 31,
As a Percent of Revenues:	2019	2018
Interest expense	(4.4%)	n/a
Gain on revaluation of deferred consideration	6.7%	n/a
Interest income	1.2%	1.6%
Impairment	(0.9%)	n/a
Other losses, net	(7.0%)	(0.4%)

Total other income/(expenses)	(4.4%)	1.2%

Interest expense

Interest expense for the three months ended March 31, 2019 of $2.9 million was incurred principally in connection with our $200.0 million term loan, or the Term Loan, to facilitate the ETFS Acquisition. Our effective interest rate during the period was 5.5% and includes our cost of borrowing and amortization of issuance costs.

Gain on revaluation of deferred consideration

We recognized a gain on revaluation of deferred consideration of $4.4 million during the three months ended March 31, 2019 as the forward-looking gold curve flattened when compared to the forward-looking curve on December 31, 2018, the date on which the deferred consideration was last measured. The magnitude of the gain is highly correlated to the magnitude of the change in the forward-looking price of gold. See Note 11 to our Consolidated Financial Statements for further information.

Interest income

Interest income decreased 19.0% from the three months ended March 31, 2018 to $0.8 million in the comparable period in 2019 due to the maturity of our short-term investment grade portfolio in the first quarter of 2018, partly offset by paid-in-kind, or PIK, interest on a note receivable from AdvisorEngine Inc.

Impairment

We recognized an impairment of $0.6 million during the three months ended March 31, 2019 in connection with the termination of our Japan office lease.

Other losses, net

Other losses, net were $0.3 million and $4.6 million during the three months ended March 31, 2018 and 2019, respectively. Included in the loss recognized during the three months ended March 31, 2019 is a charge of $4.3 million arising from the release of a tax-related indemnification asset upon the expiration of the statute of limitations. The indemnification arose from the ETFS Acquisition. An equal and offsetting benefit has been recognized in income tax expense. In addition, gains and losses generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.

Income tax

Our effective income tax rate for the three months ended March 31, 2019 of negative 13.5% resulted in an income tax benefit of $1.0 million. Our effective income tax rate differs from the federal statutory rate of 21% primarily due a $4.3 million reduction in unrecognized tax benefits, the non-taxable gain on revaluation of deferred consideration and a lower tax rate on foreign earnings, partly offset by a valuation allowance applied to foreign net operating losses, tax shortfalls associated with the vesting and exercise of stock-based compensation awards and state and local income taxes.

Our effective income tax rate for the three months ended March 31, 2018 of 32.3% resulted in income tax expense of $4.5 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses and state and local income taxes, partly offset by tax windfalls associated with the vesting and exercise of stock-based compensation awards.

Segment Results

The table below presents the net revenues, operating expenses and income before taxes of our U.S. Business and International Business reportable segments (in thousands, except for average assets during the period, which are in millions).

	Three Months Ended March 31,
	2019	2018
U.S. Business Segment
Operating revenues
Advisory fees	$42,517	$55,518
Other income	106	147

Total operating revenues	$42,623	$55,665

Total operating expenses	$(37,176)	$(39,030)

Other income/(expenses)
Interest expense	$(192)	$—
Interest income	779	962
Impairment	(572)	—
Other gains/(losses), net	145	(226)

Total other income	$160	$736

Total income before taxes (U.S. Business Segment)	$5,607	$17,371

Average assets during the period (in millions)	$38,061	$45,618
Average ETF advisory fee during the period	0.45%	0.49%
International Business Segment
Operating revenues
Advisory fees	$22,323	$2,938
Other income	539	301

Total operating revenues	$22,862	$3,239

Total operating expenses	$(17,626)	$(6,653)

Other income/(expenses)
Interest expense	$(2,700)	$—
Gain on revaluation of deferred consideration	4,404	—
Other losses, net	(4,772)	(35)

Total other expenses	$(3,068)	$(35)

Total income/(loss) before taxes (International Business Segment)	$2,168	$(3,449)

Average assets during the period (in millions)	$19,616	$2,106
Average ETP advisory fee during the period	0.47%	0.57%
Income/(loss) before taxes
U.S. Business segment	$5,607	$17,371
International Business segment	2,168	(3,449)

Total income before taxes	$7,775	$13,922

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

U.S. Business segment

Operating revenues of the U.S. Business segment decreased 23.4% from $55.7 million during the three months ended March 31, 2018 to $42.6 million in the comparable period in 2019. The decrease was attributable to net outflows from HEDJ and DXJ, market depreciation and lower average U.S. listed ETF advisory fees due to a change in product mix. These decreases were partly offset by net inflows into certain of our U.S. listed ETFs. Our average U.S. advisory fee was 0.49% and 0.45% during the three months ended March 31, 2018 and 2019, respectively.

Operating expenses of the U.S. Business segment decreased 4.8% from $39.0 million during the three months ended March 31, 2018 to $37.2 million in the comparable period in 2019 due primarily to lower acquisition-related costs, lower marketing and advertising expense, lower fund management and administration expense, lower professional fees and lower incentive compensation. These decreases were partly offset by higher third-party distribution fees and severance expense of $2.0 million. Headcount of our U.S. Business segment was 157 and 141 at March 31, 2018 and 2019, respectively.

Other income/(expenses) of the U.S. Business segment were $0.2 million during the three months ended March 31, 2019, which was comprised of interest income of $0.8 million and other net gains of $0.2 million, partly offset by an impairment of ($0.6) million recognized in connection with the termination of our Japan office lease and interest expense of ($0.2) million. Other income/(expenses) for the three months ended March 31, 2018 were $0.7 million and were comprised of interest income of $0.9 million, partly offset by other net losses of ($0.2) million.

International Business segment

Operating revenues of the International Business segment increased 605.8% from $3.2 million during the three months ended March 31, 2018 to $22.9 million in the comparable period in 2019. This increase was attributable to higher average AUM associated with the ETFS Acquisition.

Operating expenses of the International Business segment increased 164.9% from $6.7 million during the three months ended March 31, 2018 to $17.6 million in the comparable period in 2019 primarily due to the ETFS Acquisition. Fund management and administration expense and compensation expense increased due to higher average AUM and higher headcount, respectively. Sales and business development expense increased due to sales related activities of the ETFS acquired business. In addition, during the three months ended March 31, 2019 we recognized contractual gold payment expense of $3.1 million.

Other income/(expenses) of our International Business segment were ($3.1) million during the three months ended March 31, 2019, which was comprised of a loss of ($4.3) million arising from the reduction of a tax-related indemnification asset upon the expiration of the statute of limitations, interest expense of ($2.7) million and other net losses of ($0.4) million. These losses were partly offset by a gain on revaluation of deferred consideration of $4.4 million.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2019	December 31, 2018
Balance Sheet Data (in thousands):
Cash and cash equivalents	$78,942	$77,784
Accounts receivable	28,136	25,834
Securities held-to-maturity	20,159	20,180
Securities owned, at fair value	6,419	8,873

Total: Liquid assets	133,656	132,671
Less: Total current liabilities	(62,753)	(62,801)

Subtotal	70,903	69,870
Plus: Revolving credit facility—undrawn	50,000	50,000

Total: Available liquidity	$120,903	$119,870

	Three Months Ended March 31,
	2019	2018
Cash Flow Data (in thousands):
Operating cash flows	$7,852	$(4,836)
Investing cash flows	11	60,513
Financing cash flows	(7,088)	(4,812)
Foreign exchange rate effect	383	593

Increase in cash and cash equivalents	$1,158	$51,458

Liquidity

We consider our available liquidity to be our liquid assets and available borrowings under our revolving credit facility, less our current liabilities. Liquid assets consist of cash and cash equivalents, accounts receivable, securities held-to-maturity and securities owned, at fair value. Our securities owned, at fair value are highly liquid investments. Certain securities are accounted for as held-to-maturity securities and we have the intention and ability to hold them to maturity. However, these securities are also readily traded and, if needed, could be sold for liquidity. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business, deferred consideration and accrued incentive compensation for employees.

See the section below titled “Credit Facility” for a discussion of our revolving credit facility.

Cash and cash equivalents increased $1.1 million during the three months ended March 31, 2019 due to net cash provided by operating activities of $7.9 million and $0.3 million from changes in foreign exchange rates. These increases were partly offset by $5.1 million used to pay dividends on our common stock and $2.0 million used to repurchase our common stock.

Cash and cash equivalents increased $51.5 million during the three months ended March 31, 2018 due to $60.5 million from sales and maturities of debt securities available for sale and $0.6 million from changes in foreign exchange rates. These increases were partly offset by $4.8 million of net cash used in operating activities, $4.1 million used to pay dividends on our common stock and $0.7 million used to repurchase our common stock.

Credit Facility

On April 11, 2018 and in connection with the ETFS Acquisition, we entered into a credit agreement with Credit Suisse AG and certain other lenders. Under the credit agreement, the lenders extended us a $200.0 million Term Loan, the net cash proceeds of which were used, together with other cash on hand, to complete the acquisition and pay certain related fees, costs and expenses, and made a $50.0 million revolving credit facility, or the Revolver, available to us for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes. The Term Loan, together with the Revolver, are referred to herein as the Credit Facility.

Interest on the Term Loan accrues at an annual rate equal to LIBOR, plus up to 2.00% (commencing at LIBOR, plus 1.75%), and interest on the Revolver accrues at an annual rate equal to LIBOR, plus up to 1.50% (commencing at LIBOR, plus 1.25%), in each case, with the exact interest rate margin determined based on the Total Leverage Ratio (as defined below). The Revolver is also subject to a facility fee equal to an annual rate of up to 0.50% of the actual daily amount of the aggregate commitments (whether used or unused) under the Revolver, with the exact facility fee rate determined based on the Total Leverage Ratio. The Credit Facility matures on April 11, 2021. The Term Loan does not amortize and the entire principal balance is due in a single payment on the maturity date.

The credit agreement governing the terms of the Credit Facility includes a financial covenant that requires that we maintain a Total Leverage Ratio, calculated as of the last day of each fiscal quarter, equal to or less than the ratio set forth opposite such fiscal quarter:

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

We are in compliance with our covenants under the credit agreement.

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries of our International Business segment are required to maintain a minimum level of net liquid assets, which at March 31, 2019 was approximately $12.2 million in the aggregate. Notwithstanding these net liquid asset requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. Also, as part of our capital management, we maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans. As previously mentioned, under the terms of the credit agreement, we are subject to various covenants including compliance with the Total Leverage Ratio. A quarterly dividend payment in excess of $0.03 per share and repurchases of our common stock (excluding purchases of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations) are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the cash dividend payment or stock repurchase is made.

During the three months ended March 31, 2019, we repurchased 311,213 shares of our common stock under the repurchase program for an aggregate cost of $2.0 million. At March 31, 2019, $83.7 million remained under this program for future purchases.

Contractual Obligations

The following table summarizes our future cash payments associated with contractual obligations as of March 31, 2019:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term Loan	$200,000	$—	$200,000	$—	$—
Operating leases	32,933	2,723	9,611	5,995	14,604

Total	$232,933	$2,723	$209,611	$5,995	$14,604

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or other arrangements and have neither created nor are party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Critical Accounting Policies

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill.

Goodwill and Intangible Assets

Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. We test our goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation, if one were to occur, in accordance with Accounting Standards Update, or ASU, 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. We early adopted the revised guidance for impairment tests performed after January 1, 2017. Under the revised guidance, goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

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

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all our intangible assets is November 30th.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing our financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for the periods beginning after December 15, 2018. We are currently evaluating the impact that this standard will have on our consolidated financial statements and plan to adopt this standard on January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements. We plan to adopt this standard on January 1, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describes key aspects of our market risk.

Market Risk

Market risk to us generally represents the risk of changes in the value of our ETPs that results from fluctuations in securities or commodity prices, foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all our revenues are derived from advisory agreements for the WisdomTree ETPs. Under these agreements, the advisory fee we receive is based on the average market value of the assets in the WisdomTree ETP portfolios we manage.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and other securities which totaled $27.4 million and $25.8 million as of December 31, 2018 and March 31, 2019, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. See “Changes in Internal Control over Financial Reporting” below for a discussion regarding the ETFS Acquisition which we completed on April 11, 2018 (See Note 3 to our Consolidated Financial Statements).

Changes in Internal Control over Financial Reporting

As of the date of this Report, we are in the process of completing the integration of the acquired operations of ETFS into our overall internal control over financial reporting, or ICFR, and have deferred our assessment of the ICFR related to ETFS, which constituted 2% and 7% of total and net assets, respectively, at March 31, 2019, and 30% of revenues for the three months then ended.

Notwithstanding the ETFS Acquisition, during the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the information set forth in this Report, as well as the information in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December  31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1, 2019 to January 31, 2019	304,809	$6.43	304,809
February 1, 2019 to February 28, 2019	—	$—	—
March 1, 2019 to March 31, 2019	6,404	$7.06	6,404

Total	311,213	$6.44	311,213	$83,724

(1)

On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. During the three months ended March 31, 2019, we repurchased 311,213 shares of our common stock under this program for an aggregate cost of approximately $2.0 million. As of March 31, 2019, $83.7 million remained under this program for future purchases. Under the terms of the credit agreement, share repurchases are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the stock repurchase is made. However, our ability to purchase shares of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations is not restricted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETF Securities Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.1	Share Sale Agreement among the Registrant, WisdomTree International and ETF Securities Limited dated November 13, 2017 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.2	Waiver and Variation Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International and ETF Securities Limited (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.3	Credit Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International, certain subsidiaries of the Company as guarantors, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, L/C Issuer and lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

31.1 (1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act

31.3 (1)	Certification of Chief Accounting Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

Exhibit No.	Description

101 (1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and March 31, 2018 (Unaudited) (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of May 2019.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
President and Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Accounting Officer (Principal Accounting Officer)