Form 10-Q
period 2019-06-30
WisdomTree Investments, Inc.
filed 2019-07-31
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

.
Commission File Number
001-10932

WisdomTree Investments, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 Park Avenue, 35 th Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

212-801-2080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WETF	The NASDAQ Stock Market LLC

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes

    No  ☐
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
July 25
, 2019, there were
155,099,477
shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2019

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree Investments, Inc. and its subsidiaries.
WisdomTree
®
and Modern Alpha
TM
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

PART I: FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,611	$77,784
Securities owned, at fair value	9,095	8,873
Accounts receivable	24,442	25,834
Income taxes receivable	1,235	1,181
Prepaid expenses	6,192	4,441
Other current assets	1,017	163

Total current assets	121,592	118,276
Fixed assets, net	8,604	9,122
Notes receivable, net (Note 8)	31,485	28,722
Indemnification receivable (Note 21)	30,877	34,876
Securities held-to-maturity	20,136	20,180
Deferred tax assets, net	4,599	7,042
Investments, carried at cost (Note 9)	28,080	28,080
Right of use assets – operating leases (Note 14)	18,997	—
Goodwill (Note 23)	85,856	85,856
Intangible assets (Note 23)	603,291	603,209
Other noncurrent assets	1,258	2,155

Total assets	$954,775	$937,518

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$23,753	$22,508
Compensation and benefits payable	14,619	18,453
Deferred consideration – gold payments (Note 11)	12,857	11,765
Securities sold, but not yet purchased, at fair value	543	1,698
Operating lease liabilities (Note 14)	3,632	—
Accounts payable and other liabilities	7,738	8,377

Total current liabilities	63,142	62,801
Long-term debt (Note 12)	195,762	194,592
Deferred consideration – gold payments (Note 11)	148,416	149,775
Operating lease liabilities (Note 14)	20,190	—
Deferred rent payable	—	4,570
Other noncurrent liabilities (Note 21)	30,877	34,876

Total liabilities	458,387	446,614

Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding (Note 13)	132,569	132,569

Contingencies (Note 15 )
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 155,108 and 153,202 at June 30, 2019 and December 31, 2018, respectively	1,551	1,532
Additional paid-in capital	367,750	363,655
Accumulated other comprehensive income	725	467
Accumulated deficit	(6,207)	(7,319)

Total stockholders’ equity	363,819	358,335

Total liabilities and stockholders’ equity	$954,775	$937,518

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues:
Advisory fees	$65,627	$73,778	$130,467	$132,234
Other income	666	997	1,311	1,445

Total revenues	66,293	74,775	131,778	133,679

Operating Expenses:
Compensation and benefits	21,300	19,301	42,601	38,133
Fund management and administration	15,576	14,621	30,742	25,533
Marketing and advertising	2,910	3,778	5,590	6,973
Sales and business development	4,171	4,503	8,593	8,316
Contractual gold payments (Note 11)	3,110	2,715	6,208	2,715
Professional and consulting fees	1,296	1,560	2,778	3,196
Occupancy, communications and equipment	1,548	1,574	3,166	2,937
Depreciation and amortization	264	337	533	692
Third-party distribution fees	1,919	1,666	4,319	3,391
Acquisition-related costs (Note 3)	33	7,928	346	9,990
Other	2,255	2,261	4,308	4,051

Total expenses	54,382	60,244	109,184	105,927

Operating income	11,911	14,531	22,594	27,752
Other Income/(Expenses):
Interest expense	(2,910)	(2,356)	(5,802)	(2,356)
(Loss)/gain on revaluation of deferred consideration – gold payments (Note 11)	(4,037)	9,898	367	9,898
Interest income	818	612	1,597	1,574
Impairment (Note 14)	—	—	(572)	—
Other gains and losses, net	284	(501)	(4,343)	(762)

Income before income taxes	6,066	22,184	13,841	36,106
Income tax expense	3,587	5,460	2,538	9,958

Net income	$2,479	$16,724	$11,303	$26,148

Earnings per share—basic	$0.01	$0.10	$0.07	$0.17

Earnings per share—diluted	$0.01	$0.10	$0.07	$0.17

Weighted-average common shares—basic	151,818	149,056	151,722	142,230

Weighted-average common shares—diluted	167,249	163,346	166,855	149,979

Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,479	$16,724	$11,303	$26,148
Other comprehensive (loss)/income
Change in unrealized gains on available-for-sale debt securities, net of tax	—	17	—	477
Foreign currency translation adjustment	(33)	(719)	258	(307)

Other comprehensive (loss)/income	(33)	(702)	258	170

Comprehensive income	$2,446	$16,022	$11,561	$26,318

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended June 30, 2019
	Common Stock			Accumulated	Accumulated Deficit	Total
	Shares Issued	Par Value	Additional Paid-In Capital	Other Comprehensive Income
Balance—April 1, 2019	155,056	$1,551	$364,717	$758	$(3,592)	$363,434
Restricted stock issued and vesting of restricted stock units, net	66	—	—	—	—	—
Shares repurchased	(14)	—	(102)	—	—	(102)
Stock-based compensation	—	—	3,135	—	—	3,135
Other comprehensive loss	—	—	—	(33)	—	(33)
Dividends	—	—	—	—	(5,094)	(5,094)
Net income	—	—	—	—	2,479	2,479

Balance—June 30, 2019	155,108	$1,551	$367,750	$725	$(6,207)	$363,819

	For the Three Months Ended June 30, 2018
	Common Stock			Accumulated	Accumulated Deficit	Total
	Shares Issued	Par Value	Additional Paid-In Capital	Other Comprehensive Income
Balance—April 1, 2018	137,751	$1,378	$218,488	$1,163	$(19,424)	$201,605
Common stock issued (Note 3)	15,250	153	137,097	—	—	137,250
Restricted stock issued and vesting of restricted stock units, net	158	—	—	—	—	—
Shares repurchased	(27)	—	(272)	—	—	(272)
Exercise of stock options, net	10	—	85	—	—	85
Stock-based compensation	—	—	3,529	—	—	3,529
Reclassification of stock issuance costs to temporary equity	—	—	139	—	—	139
Other comprehensive loss	—	—	—	(702)	—	(702)
Dividends	—	—	—	—	(5,035)	(5,035)
Net income	—	—	—	—	16,724	16,724

Balance—June 30, 2018	153,142	$1,531	$359,066	$461	$(7,735)	$353,323

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(In Thousands)
(Unaudited)

	For the Six Months Ended June 30, 2019
	Common Stock		Additional	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income
Balance—January 1, 2019	153,202	$1,532	$363,655	$467	$(7,319)	$358,335
Restricted stock issued and vesting of restricted stock units, net	2,211	21	(21)	—	—	—
Shares repurchased	(325)	(2)	(2,105)	—	—	(2,107)
Exercise of stock options, net	20	—	14	—	—	14
Stock-based compensation	—	—	6,207	—	—	6,207
Other comprehensive income	—	—	—	258	—	258
Dividends	—	—	—	—	(10,191)	(10,191)
Net income	—	—	—	—	11,303	11,303

Balance—June 30, 2019	155,108	$1,551	$367,750	$725	$(6,207)	$363,819

	For the Six Months Ended June 30, 2018
	Common Stock		Additional	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income
Balance—January 1, 2018	136,996	$1,370	$216,006	$291	$(24,716)	$192,951
Common stock issued (Note 3)	15,250	153	137,097	—	—	137,250
Restricted stock issued and vesting of restricted stock units, net	825	7	(7)	—	—	—
Shares repurchased	(87)	—	(1,006)	—	—	(1,006)
Exercise of stock options, net	158	1	138	—	—	139
Stock-based compensation	—	—	6,838	—	—	6,838
Other comprehensive income	—	—	—	170	—	170
Dividends	—	—	—	—	(9,167)	(9,167)
Net income	—	—	—	—	26,148	26,148

Balance—June 30, 2018	153,142	$1,531	$359,066	$461	$(7,735)	$353,323

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$11,303	$26,148
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory fees received in gold and other precious metals	(22,872)	(11,033)
Contractual gold payments	6,208	2,715
Stock-based compensation	6,207	6,838
Deferred income taxes	2,443	(1,055)
Amortization of right of use asset	1,590	—
Amortization of credit facility issuance costs	1,430	637
Paid-in-kind interest income (Note 8)	(1,223)	(840)
Impairment	572	—
Depreciation and amortization	533	692
Gain on revaluation of deferred consideration – gold payments	(367)	(9,898)
Other	5	834
Changes in operating assets and liabilities:
Securities owned, at fair value	(222)	(2,028)
Accounts receivable	1,833	2,871
Income taxes receivable/payable	(44)	8,109
Prepaid expenses	(1,746)	(1,669)
Gold and other precious metals	16,318	8,930
Other assets	(552)	975
Fund management and administration payable	1,231	(380)
Compensation and benefits payable	(3,938)	(21,170)
Securities sold, but not yet purchased, at fair value	(1,155)	1,077
Payable to ETFS Capital Limited	—	222
Operating lease liabilities	(1,760)	—
Accounts payable and other liabilities	(435)	(2,961)

Net cash provided by operating activities	15,359	9,014

Cash flows from investing activities:
Purchase of fixed assets	(15)	(34)
Funding of AdvisorEngine notes receivable (Note 8)	(1,540)	(5,000)
Proceeds from held-to-maturity securities maturing or called prior to maturity	39	1,063
Proceeds from sales and maturities of debt securities available-for-sale	—	64,498
Cash paid – ETFS Acquisition, net of cash acquired (Note 3)	—	(233,172)

Net cash used in investing activities	(1,516)	(172,645)

Cash flows from financing activities:
Dividends paid	(10,191)	(9,167)
Shares repurchased	(2,107)	(1,006)
Credit facility issuance costs	—	(8,690)
Preferred stock issuance costs	—	(181)
Proceeds from the issuance of long-term debt (Note 12)	—	200,000
Proceeds from exercise of stock options	14	139

Net cash (used in)/provided by financing activities	(12,284)	181,095

Increase/(decrease) in cash flow due to changes in foreign exchange rate	268	(913)

Net increase in cash and cash equivalents	1,827	16,551
Cash and cash equivalents—beginning of period	77,784	54,193

Cash and cash equivalents—end of period	$79,611	$70,744

Supplemental disclosure of cash flow information:
Cash paid for taxes	$4,403	$2,841

Cash paid for interest	$4,559	$1,241

NON-CASH ACTIVITIES
On January 1, 2019, the Company recognized a right-of-use asset and lease liability of $19,827 and $24,817, respectively, upon the implementation of Accounting Standards Update 2016-02,
Leases.
See Note 14 for additional information.
In April 2018, the Company issued 14,750 shares of preferred stock and 15,250,000 shares of common stock to ETFS Capital in connection with the ETFS Acquisition which were collectively valued at $270,000 (See Note 3). In addition, a wholly-owned subsidiary of the Company assumed a deferred consideration obligation which was valued at $172,746 on the acquisition date (See Note 11).
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
Restructuring of Distribution Strategy in Japan
In July 2018, the Company determined to restructure its distribution strategy in Japan and has expanded its existing relationship with Premia Partners Company Limited to manage distribution of the Company’s ETFs in Japan. As a result, WisdomTree Japan Inc. (“WTJ”) has ceased operations and is in the process of being liquidated. WTJ reported operating losses during the three months ended June 30, 2019 and 2018 of $35 and $1,125, respectively, and during the six months ended June 30, 2019 and 2018 of $465 and $2,357, respectively. WTJ also recognized an impairment expense of $572 in connection with the termination of its office lease during the six months ended June 30, 2019.

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
Foreign Currency Translation
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The impact of the foreign currency translation adjustment is included in the Consolidated Statements of Comprehensive Income as a component of other comprehensive (loss)/income.
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
Notes Receivable
Notes receivable are accounted for on an amortized cost basis, net of original issue discount. Interest income is accrued over the term of the notes using the effective interest method. The Company performs a review for the impairment of the notes receivable on a quarterly basis and provides for an allowance for credit losses if all or a portion of the notes are determined to be uncollectible.
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
Securities
Held-to-Maturity
The Company accounts for certain of its investments as
held-to-maturity
on a trade date basis, which are recorded at amortized cost. For held-to-maturity
investments, the Company has the intent and ability to hold investments to maturity and it is not more-
likely-than-not
that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. On a quarterly basis, the Company reviews its portfolio of investments for impairment. If a decline in fair value is deemed to be other-than-temporary, the security is written down to its fair value through earnings.

Investments, Carried at Cost
The Company accounts for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within Accounting Standards Update (“ASU”)
2016-01,
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment.
Goodwill
Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation,
if one were to occur, in accordance with ASU
2017-04,
Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
. The Company early adopted the revised guidance for the impairment tests performed after January 1, 2017. Under the revised guidance, goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.
For impairment testing purposes, goodwill has been allocated to the Company’s U.S. Business reporting unit which is assessed annually for impairment on April 30 th
. In addition, goodwill arising from the ETFS Acquisition (See Note 3) has been allocated to the European Business reporting unit, included within the International Business reportable segment and is assessed annually for impairment on November 30 th
. When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and the income approach, market approach and its market capitalization when determining the fair value of its reporting units.
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
The Company may rely on a qualitative assessment when performing its intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all of the Company’s intangible assets is
November 30
th
.
Leases
Effective January 1, 2019, the Company accounts for its lease obligations in accordance with Accounting Standards Codification (“ASC”) Topic 842,
Leases
(ASC 842), which requires the recognition of both (i) a lease liability equal to the present value of the remaining lease payments and (ii) an offsetting right-of-use
asset (See Note 14). The remaining lease payments are discounted using the rate implicit in the lease, if known, or otherwise the Company’s incremental borrowing rate. After lease commencement, right-of-use
assets are assessed for impairment and otherwise are amortized over the remaining lease term on a straight-line basis. These recognition requirements are not applied to short-term leases which are those with a lease term of 12 months or less. Instead, lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.
ASC 842 also provides a practical expedient which allows for consideration in a contract to be accounted for as a single lease component rather than allocated between lease and non-lease
components. The Company has elected to apply this practical expedient to all lease contracts, where applicable.
Upon adoption of ASC 842 on January 1, 2019, the Company applied the transitional practical expedients to its outstanding leases and therefore the Company did not reassess (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to apply the new lease requirements at the effective date, rather than the beginning of the earliest comparative period presented.

Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices and a selected discount rate (See Note 11). Changes in the fair value of this obligation are reported as (loss)
/gain
on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
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
Tax positions are evaluated utilizing a
two-step
process. The Company first determines whether any of its tax positions are more-
likely-than-not
to be sustained upon examination, based solely on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company records interest expense and penalties related to tax expenses as income tax expense.
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

In August 2018, the FASB issued ASU 2018-13,
Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
(ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy
,
(2)
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

,
2019
and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements. The Company plans to adopt this standard on January
1
,
2020
.
3. Business Combination
Summary
On April 11, 2018, the Company acquired from ETFS Capital its European exchange-traded commodity, currency and short-and-leveraged
business for a purchase price consisting of $253,000 in cash and a fixed number of shares of the Company’s capital stock, consisting of (i) 15,250,000 shares of common stock (the “Common Shares”) and (ii) 14,750 shares of Series A
Non-Voting
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
The following table summarizes the allocation of the purchase price as of the acquisition date:

Purchase price
Preferred Shares issued	14,750
Conversion ratio	1,000

Common stock equivalents	14,750,000
Common Shares issued	15,250,000

Total shares issued	30,000,000
WisdomTree stock price (1)	$9.00

Equity portion of purchase price	$270,000
Cash portion of purchase price
Term Loan (See Note 12)	200,000
Cash on hand	53,000

Purchase price	523,000
Deferred consideration (See Note 11)	172,746

Total	$695,746
Allocation of consideration
Cash and cash equivalents	13,687
Receivables and other current assets	14,069
Intangible assets (2)	601,247
Other current liabilities	(17,314)

Fair value of net assets acquired	611,689

Goodwill resulting from the ETFS Acquisition (3)	$84,057

(1)	The closing price of the Company’s common stock on April 10, 2018, the trading day prior to the closing date of the acquisition.

(2)	Represents purchase price allocated to customary advisory agreements. The fair value of the intangible assets was determined using an income approach (discounted cash flow analysis) which relied upon significant unobservable inputs including a revenue growth multiple of 3% to 4% and a weighted average cost of capital of 11.6%. These intangible assets were determined to have an indefinite useful life and are not deductible for tax purposes. A deferred tax liability associated with these intangible assets was not recognized as the intangibles arose in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

(3)	Goodwill arising from the ETFS Acquisition represents the value of synergies created from combining the operations of ETFS and the Company. The goodwill is not deductible for tax purposes as the transaction was structured as a stock acquisition occurring in the United Kingdom.

Acquisition-Related Costs
During the three and six months ended June 30, 2019, the Company incurred acquisition-related costs of $33 and $346, respectively, which were predominantly associated with the integration of ETFS.
During the three and six months ended June 30, 2018, the Company incurred acquisition-related costs of $7,928 and $9,990, respectively, which included professional advisor fees, severance and other compensation costs, a write-off
of the Company’s office lease and other integration costs.
Operating Results of ETFS
The Company’s Consolidated Statements of Operations include the following operating results of ETFS since the acquisition date of April 11, 2018 through June 30, 2018:

Revenues:	$18,218

Income before income taxes:	$18,102 (including a gain on revaluation of deferred consideration of $9,898)

Supplemental Unaudited Pro Forma Financial Information

The following table presents unaudited pro forma financial information of the Company as if the ETFS Acquisition had been consummated on January 1, 2018. The information was derived from the historical financial results of the Company and ETFS for all periods presented and was adjusted to give effect to pro forma events that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results following the acquisition.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues:	$78,025	$157,796
Net income:	$23,274	$34,517

Included within the proforma financial information above is a gain on revaluation of deferred consideration of $8,326 and $5,771 during the three and six months ended June 30, 2018, respectively. Significant adjustments to the unaudited pro forma financial information above include the recognition of interest expense associated with the Credit Facility for the periods presented, eliminating acquisition-related costs directly attributable to the acquisition and adjusting consolidated income tax expense based upon the Company’s anticipated normalized consolidated effective tax rate.

The unaudited pro forma financial information above is not necessarily indicative of what the combined results of the Company would have been had the acquisition been completed as of January 1, 2018 and does not purport to project the future results of the combined company. In addition, the unaudited pro forma financial information does not reflect any future planned cost savings initiatives following the completion of the acquisition.
4. Cash and Cash Equivalents
Cash and cash equivalents of approximately $71,564 and $60,779 at June 30, 2019 and December 31, 2018, respectively, were held at two financial institutions. At June 30, 2019 and December 31, 2018, cash equivalents were approximately $1,811 and $24, respectively.

In addition, certain of the Company’s subsidiaries of its International Business segment are required to maintain a minimum level of net liquid assets, which was $12,255 and $11,005 at June 30, 2019 and December 31, 2018, respectively. These requirements are generally satisfied by cash on hand.

5. Fair Value Measurements

The fair value of financial instruments is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. ASC 820,
Fair Value Measurements
, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs reflect assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:
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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and six months ended June 30, 2019 and 2018, there were no transfers between Levels 1, 2 and 3.

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$1,811	$1,811	$—	$—
Securities owned, at fair value	9,095	9,095	—	—

Total	$10,906	$10,906	—	$—

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$161,273	$—	$—	$161,273
Securities sold, but not yet purchased	543	543	—	—

Total	$161,816	$543	$—	$161,273

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash and cash equivalents	$24	$24	$—	$—
Securities owned, at fair value	8,873	8,873	—	—

Total	$8,897	$8,897	$—	$—

Non-recurring fair value measurements:
Thesys Group, Inc. – Series Y preferred stock (1)	$3,080	—	—	$3,080

Total	$3,080	$—	$—	$3,080

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$161,540	$—	$—	$161,540
Securities sold, but not yet purchased	1,698	1,698	—	—

Total	$163,238	$1,698	$—	$161,540

(1)	Fair value determined on December 31, 2018 (See Note 9).

Recurring Fair Value Measurements - Methodology
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
1
in the fair value hierarchy.
Deferred Consideration
–
Deferred consideration represents the present value of an obligation to pay gold into perpetuity and was measured at
June
30
,
2019
using forward-looking gold prices ranging from $
1,417
per ounce to $
2,201
per ounce ($
1,294
per ounce to $
2,621
per ounce at December
31
,
2018)
which are extrapolated from the last observable price (beyond
2025)
, discounted at a rate of
10
% and includes a perpetual growth rate of
1.5
%. This obligation is classified as Level
3
as the discount rate, perpetual growth rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in forward-looking gold prices would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value. See Note
11
for additional information.
The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deferred consideration (See Note 11)
Beginning balance	$157,147	$172,746	$161,540	$172,746
Net realized losses/(gains) (1)	3,110	2,715	6,208	2,715
Net unrealized losses/(gains) (2)	4,037	(9,898)	(367)	(9,898)
Settlements	(3,021)	(2,715)	(6,108)	(2,715)

Ending balance	$161,273	$162,848	$161,273	$162,848

(1)	Recorded as contractual gold payments on the Company’s Consolidated Statements of Operations.

(2)	Recorded as (loss)/gain on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.

6. Securities Owned/Sold, but Not Yet Purchased
These securities consist of the following:

	June 30, 2019	December 31, 2018
Securities Owned
Trading securities	$9,095	$8,873

Securities Sold, but not yet Purchased
Trading securities	$543	$1,698

The Company had no
available-for-sale
debt securities at June 30, 2019 and December 31, 2018. During the three and six months ended June 30, 2018, the Company received $4,000 and $64,498, respectively, of proceeds from the sale and maturity of available-for-sale
securities and recognized gross realized losses of $23 and $739, respectively. Those losses were reclassified out of accumulated other comprehensive income and into the Consolidated Statements of Operations.
7. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	June 30, 2019	December 31, 2018
Federal agency debt instruments (amortized cost)	$20,136	$20,180

The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	June 30, 2019	December 31, 2018
Cost/amortized cost	$20,136	$20,180
Gross unrealized gains	8	5
Gross unrealized losses	(505)	(1,679)

Fair value	$19,639	$18,506

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired at June 30, 2019 or December 31, 2018. The Company does not intend to sell these securities and it is not more-likely-than-not
that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	June 30, 2019	December 31, 2018
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	7,517	7,521
Due over ten years	12,619	12,659

Total	$20,136	$20,180

8. Notes Receivable
The following table sets forth the Company’s notes receivable:

	June 30, 2019	December 31, 2018
AdvisorEngine Inc. – Unsecured non-convertible note	$29,935	$28,722
AdvisorEngine Inc. – Unsecured convertible note	1,550	—

Total	$31,485	$28,722

During the three months ended June 30, 2019 and 2018, the Company recognized interest income of $628 and $421, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized interest income of $1,223 and $840, respectively. Interest income included original issue discount
(“OID”)
amortization and accrued
paid-in-kind (“PIK”)
interest. The Company determined that an allowance for credit loss was not necessary at June 30, 2019 and December 31, 2018 as there have been no adverse events or circumstances since the notes were issued which may indicate that their carrying amounts may not be recoverable.
Unsecured Non-Convertible Note
The Company has an outstanding unsecured promissory note from AdvisorEngine Inc. (“AdvisorEngine”). All principal amounts under the note bear interest from the date such amounts are advanced until repaid at a rate of 5% per annum, provided that immediately upon the occurrence and during the continuance of an event of default (as defined), interest will be increased to 10% per annum. All accrued and unpaid interest is treated as PIK by capitalizing such amount and adding it to the principal amount of the original note. AdvisorEngine has the option to prepay the note, in whole or in part, at any time without premium or penalty. All borrowings under the promissory note mature on December 29, 2021.
The following is a summary of the outstanding unsecured non-convertible note receivable balance:

	June 30, 2019	December 31, 2018
Note receivable (face value)	$30,000	$30,000
Less: OID, unamortized	(2,167)	(2,582)
Plus: PIK interest	2,102	1,304

Total note receivable, net	$29,935	$28,722

The fair value of the note receivable (classified as Level 2 within the fair value hierarchy and determined using high yield credit spreads) was $29,703 and $27,618 at June 30, 2019 and December 31, 2018, respectively.
Unsecured Convertible Note
In April 2019, the Company participated in a private convertible note financing round of AdvisorEngine by advancing $1,540 in consideration for a convertible note, which was issued as part of a series of convertible notes pursuant to a Convertible Note Purchase Agreement entered into among AdvisorEngine, the Company and the other purchasers thereto. The convertible note bears interest at a rate of 3% per annum, with all or any unpaid portion being treated as PIK by capitalizing such amount and adding it to the principal amount outstanding, is unsecured, and matures on April 11, 2021. All principal (and, at the option of AdvisorEngine if not paid in cash, accrued interest) under the convertible note will automatically convert into a class or series of preferred stock substantially identical to that issued in a qualified financing (as defined), but at a price per share equal to 80% of the price per share sold in such transaction. In the event of a corporate transaction (as defined) the convertible note would be repaid in cash from the proceeds of such transaction in the amount of 1.5 times the outstanding principal amount, plus any accrued and unpaid interest
. If neither a qualified financing nor a corporate transaction occurs prior to the maturity date, the convertible note is repaid at a rate of 1.25 times the outstanding principal amount, plus accrued and unpaid interest
. The convertible note may not be prepaid by AdvisorEngine without the prior consent of the requisite holders (which includes the Company).
The following is a summary of the outstanding unsecured convertible note receivable balance:

June 30, 2019
Note receivable (face value)	$1,540
Plus: PIK interest	10

Total note receivable, net	$1,550

The carrying value of the note receivable approximates fair value at June 30, 2019 due to its short-term nature.
9. Investments, Carried at Cost
The following table sets forth the Company’s investments, carried at cost:

	June 30, 2019	December 31, 2018
AdvisorEngine – Preferred stock	$25,000	$25,000
Thesys Group, Inc. (“Thesys”)	3,080	3,080

Total	$28,080	$28,080

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

An increase in the revenue multiple would result in a higher enterprise value, whereas an increase in the WACC would reduce fair value. The results of the quantitative assessment noted no impairment at December 31, 2018. In addition, no impairment existed at June 30, 2019 based upon a qualitative assessment. There were also no observable price changes during the applicable reporting periods.
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

Range (Weighted Average)
Income Approach (1)
Weighted average cost of capital (“WACC”)	3.8% - 15.5% (14.1%	)

(1)	The inputs selected varied, based upon the Thesys business line being valued. An increase in the WACC would result in a lower enterprise value.

The quantitative assessment performed resulted in the recognition of an impairment in the fourth quarter of 2018. No additional impairment was recognized at June 30, 2019 based upon a qualitative assessment. There were also no observable price changes during the applicable reporting periods.
The carrying value of the Series Y Preferred was $3,080 at June 30, 2019 and December 31, 2018, respectively. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.

10. Fixed Assets, net
The following table summarizes fixed assets:

	June 30, 2019	December 31, 2018
Equipment	$2,259	$2,244
Furniture and fixtures	2,218	2,218
Leasehold improvements	10,964	10,964
Less: accumulated depreciation and amortization	(6,837)	(6,304)

Total	$8,604	$9,122

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
The Company determined the present value of the deferred consideration of $161,273 and $161,540 at June 30, 2019 and December 31, 2018, respectively, using forward-looking gold prices which were extrapolated from the last observable price (beyond 2025), discounted at a rate of 10.0% and a perpetual growth rate of 1.5%. Current amounts payable were $12,857 and $11,765 and long-term amounts payable were $148,416 and $149,775, respectively, at June 30, 2019 and December 31, 2018, respectively.
During the three and six months ended June 30, 2019 and 2018, the Company recognized the following in respect of deferred consideration:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018

Contractual Gold Payments	$3,110	$2,715		$6,208	$2,715
Contractual Gold Payments – gold ounces paid	2,375	2,085	(1)	4,750	2,085	(1)
(Loss)/gain on revaluation of deferred consideration – gold payments (2)	$(4,037)	$9,898		$367	$9,898

(1)	Represents payments during the period April 11, 2018 through June 30, 2018.

(2)	Gains/(losses) arise due to (decreases)/increases in the forward-looking price of gold and the magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold. See Note 5 for a reconciliation of changes in the deferred consideration balances.

12. Long-Term Debt
On April 11, 2018 and in connection with the ETFS Acquisition, the Company entered into the Credit Facility pursuant to which the lenders extended a $200,000 Term Loan and made available a $50,000 Revolver. Interest on the Term Loan accrues at an annual rate equal to LIBOR, plus up to
2.00
% (commencing at
LIBOR
, plus
1.75
%), and interest on the Revolver accrues at an annual rate equal to LIBOR, plus up to
1.50
% (commencing at LIBOR, plus
1.25
%), in each case, with the exact interest rate margin determined based on the Total Leverage Ratio (as defined below). The Revolver is also subject to a facility fee equal to an annual rate of up to 0.50% of the actual daily amount of the aggregate commitments (whether used or unused) under the Revolver, with the exact facility fee rate determined based on the Total Leverage Ratio. The Credit Facility matures on April 11, 2021. The Term Loan does not amortize and the entire principal balance is due in a single payment on the maturity date.

The following table provides a summary of the Company’s outstanding borrowings under the Credit Facility:

	June 30, 2019		December 31, 2018
	Term Loan	Revolver (1)	Term Loan	Revolver (1)
Amount borrowed	$200,000	$—	$200,000	$—
Unamortized issuance costs	(4,238)	935	(5,408)	1,195

Carrying amount	$195,762	$935	$194,592	$1,195

Effective interest rate (2)	5.46%	n/a	5.09%	n/a

(1)	The available capacity under the Revolver is subject to compliance with the Total Leverage Ratio.
(2)	Includes amortization of issuance costs.

Interest expense recognized on the Credit Facility during the three months ended June 30, 2019 and 2018 was $2,910 and $2,356, respectively, and during the six months ended June 30, 2019 and 2018 was $5,802 and $2,356, respectively. Unamortized issuance costs related to the Revolver of $935 and $1,195 at June 30, 2019 and December 31, 2018, respectively, are included in other noncurrent assets on the Consolidated Balance Sheet. The fair value of the Company’s long-term debt (classified as Level 2 within the fair value hierarchy) was $197,500 and $196,126 at June 30, 2019 and December 31, 2018, respectively.
The credit agreement includes a financial covenant that requires the Company to maintain a Total Leverage Ratio (as defined below), calculated as of the last day of each fiscal quarter, equal to or less than the ratio set forth opposite such fiscal quarter:

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
As described in the Certificate of Designations, the Company will not issue, and ETFS Capital does not have the right to require the Company to issue, any shares of common stock upon conversion of the Preferred Shares, if, as a result of such conversion, ETFS Capital (together with certain attribution parties) would beneficially own more than
9
.99% of the Company’s outstanding common stock immediately after giving effect to such conversion.

In connection with the completion of the ETFS Acquisition, the Company issued 14,750 Preferred Shares, which are convertible into an aggregate of 14,750,000 shares of common stock. The fair value of this consideration was $132,750, based on the closing price of the Company’s common stock on April 10, 2018 of $9.00 per share, the trading day prior to the closing of the acquisition.
The following is a summary of the Preferred Share balance:

	June 30, 2019	December 31, 2018
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

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
right-of-use
asset was equal to the lease liability, less accrued lease payments and remaining unamortized lease incentives.
The following table provides additional information regarding the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease cost:
Operating lease cost	$795	$857	$1,590	$1,600
Short-term lease cost	383	432	772	716

Total lease cost	$1,178	$1,289	$2,362	$2,316

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$875	n/a	$1,760	n/a

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	9.8	n/a	9.8	n/a

Weighted-average discount rate – operating leases	6.3%	n/a	6.3%	n/a

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
right-of-use
asset and lease liability.
The following table discloses future minimum lease payments at June 30, 2019 with respect to the Company’s operating lease liabilities:

Remainder of 2019	$1,832
2020	3,676
2021	2,958
2022	2,958
2023	2,958
2024 and thereafter	17,641

Total future minimum lease payments (undiscounted)	$32,023

The following table reconciles the future minimum lease payments (disclosed above) at June 30, 2019 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheet:

Amounts recognized in the Company’s Consolidated Balance Sheet
Lease liability – short term	$3,632
Lease liability – long term	20,190

Subtotal	23,822
Difference between undiscounted and discounted cash flows	8,201

Total future minimum lease payments (undiscounted)	$32,023

The following table discloses the future minimum lease payments at June 30, 2018 (prior period), which is required as the Company elected to apply the new lease requirements at the effective date, rather than the beginning of the earliest comparative period presented:

Remainder of 2018	$1,948
2019	3,764
2020	3,516
2021	3,146
2022	2,958
2023 and thereafter	20,599

Total future minimum lease payments (undiscounted)	$35,931

Lease Termination – Japan Office
During the six months ended June 30, 2019, the Company recognized an impairment expense of $572 in connection with the termination of its Japan office lease.
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
The following table presents information about the Company’s variable interests in AdvisorEngine (a non-consolidated
VIE):

	June 30, 2019	December 31, 2018
Carrying Amount—Assets
Preferred stock	$25,000	$25,000
Unsecured non-convertible note receivable	29,935	28,722
Unsecured convertible note receivable	1,550	—

Total carrying amount—Assets	$56,485	$53,722

Maximum exposure to loss	$56,485	$53,722

17. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues from contracts with customers:
Advisory fees	$65,627	$73,778	$130,467	$132,234
Other	666	997	1,311	1,445

Total operating revenues	$66,293	$74,775	$131,778	$133,679

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
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	June 30, 2019	December 31, 2018
Receivable from WTT	$13,920	$14,678
Receivable from ETFS Issuers	8,573	8,779
Receivable from BI and WTI	853	951
Receivable from WTAMC	196	167
Receivable from WTCS	80	95

Total	$23,622	$24,670

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advisory services provided to WTT	$42,817	$52,591	$85,040	$107,792
Advisory services provided to ETFS Issuers	19,367	17,720	38,640	17,720
Advisory services provided to BI and WTI	2,583	2,724	5,087	5,351
Advisory services provided to WTAMC	607	403	1,153	715
Advisory services provided to WTCS	253	340	547	656

Total	$65,627	$73,778	$130,467	$132,234

The Company also has investments in certain WisdomTree ETFs of approximately $3,193 and $7,117 at June 30, 2019 and December 31, 2018, respectively. Gains and losses related to these ETFs during the three months ended June 30, 2019 and 2018 were ($205) and ($67), respectively, and during the six months ended June 30, 2019 and 2018 were $148 and ($
58
), respectively.

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

The number of PRSUs vesting ranges from 0% to 200% of the target number of PRSUs granted, as follows:

•	If the relative TSR is below the 25 th percentile, then 0% of the target number of PRSUs granted will vest;
•	If the relative TSR is at the 25 th percentile, then 50% of the target number of PRSUs granted will vest; and
•	If the relative TSR is above the 25
th
percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50 th
percentile and capped at 200% of the target number of PRSUs granted for performance at the 100 th
percentile.

Stock-based compensation during the three months ended June 30, 2019 and 2018 was $3,135 and $3,529, respectively, and during the six months ended June 30, 2019 and 2018 was $6,207 and $6,838, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2019
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors	$21,078	2.16
A summary of stock-based compensation award activity during the three months ended June 30, 2019 is as follows:

	Stock Options	RSAs	RSUs	PRSUs
Balance at April 1, 2019	550,537	3,270,065	40,436	270,872	(1)
Granted	—	97,649	—	—
Exercised/vested	—	(105,319)	—	—
Forfeitures	—	(31,142)	—	—

Balance at June 30, 2019	550,537	3,231,253	40,436	270,872	(1)

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

20. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings per Share	2019	2018	2019	2018
Net income	$2,479	$16,724	$11,303	$26,148
Less: Income distributed to participating securities	(539)	(513)	(1,083)	(584)
Less: Undistributed income allocable to participating securities	—	(1,101)	(117)	(999)

Net income available to common stockholders	$1,940	$15,110	$10,103	$24,565
Weighted average common shares (in thousands)	151,818	149,056	151,722	142,230

Basic earnings per share	$0.01	$0.10	$0.07	$0.17

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted Earnings per Share	2019	2018	2019	2018
Net income	$2,479	$16,724	$11,303	$26,148

Weighted Average Diluted Shares (in thousands) :
Weighted average common shares	151,818	149,056	151,722	142,230
Dilutive effect of common stock equivalents	15,431	14,290	15,133	7,749

Weighted average diluted shares	167,249	163,346	166,855	149,979

Diluted earnings per share	$0.01	$0.10	$0.07	$0.17

Diluted earnings per share is calculated under the treasury stock and if-converted
method and the
two-class
method and reflects the reduction in earnings per share assuming options or other contracts to issue common stock were exercised or converted into common stock (if dilutive). The calculation that results in the most dilutive earnings per share amount for common stock is reported in the Company’s consolidated financial statements. The Company excluded 920,166 and 869,288 common stock equivalents from its computation of diluted earnings per share during the three months ended June 30, 2019 and 2018, respectively, and 1,239,431 and 1,140,659 common stock equivalents from its computation of diluted earnings per share during the six months ended June 30, 2019 and 2018, respectively, as they were determined to be anti-dilutive.
21. Income Taxes
Effective Income Tax Rate – Three and Six Months Ended June 30, 2019
The Company’s effective income tax rate during the three months ended June 30, 2019 of 59.1% resulted in income tax expense of $3,587. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, non-deductible
executive compensation, a
non-deductible
loss on revaluation of deferred consideration and state and local income taxes, partly offset by a lower tax rate on foreign earnings.
The Company’s effective income tax rate during the six months ended June 30, 2019 of 18.3% resulted in income tax expense of $2,538. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $4,309 reduction in unrecognized tax benefits, a lower tax rate on foreign earnings and a non-taxable
gain on revaluation of deferred consideration, partly offset by a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting and exercise of stock-based compensation awards, non-deductible
executive compensation and state and local income taxes.
Effective Income Tax Rate – Three and Six Months Ended June 30, 2018
The Company’s effective income tax rate during the three and six months ended June 30, 2018 of 24.6% and 27.6%, respectively, resulted in income tax expense of $5,460 and $9,958, respectively. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible
acquisition-related costs, a valuation allowance on foreign net operating losses and state and local income taxes, partly offset by a non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings.

Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Deferred tax assets:
NOLs – International	$8,992	$6,605
Accrued expenses	1,837	2,699
Goodwill and intangible assets	1,746	1,841
Stock-based compensation	1,189	2,673
Net lease liability	1,160	1,184
Capital losses	794	794
NOLs – U.S.	635	762
Other	272	40

Deferred tax assets	16,625	16,598

Deferred tax liabilities:
Fixed assets and prepaid assets	1,480	1,433
Unrealized gains	760	724

Deferred tax liabilities	2,240	2,157

Total deferred tax assets less deferred tax liabilities	14,385	14,441
Less: valuation allowance	(9,786)	(7,399)

Deferred tax assets, net	$4,599	$7,042

Net Operating Losses – U.S
.
The Company’s tax effected federal net operating losses (“NOLs”) at June 30, 2019 were $635 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at June 30, 2019 was $794. A full valuation allowance was established as it is more-likely-than-not
that the deferred tax assets will not be realized.
Net Operating Losses – International
Certain of the Company’s European subsidiaries and its Canadian subsidiary generated NOLs outside the U.S. These tax effected NOLs were $8,992 and $6,605 at June 30, 2019 and December 31, 2018, respectively. The Company established a full valuation allowance related to these NOLs as it is more-likely-than-not
that the deferred tax assets will not be realized. Approximately $4,315 of these NOLs at June 30, 2019 expire between 2036 and 2039. The remainder is carried forward indefinitely.
Uncertain Tax Positions
Tax positions are evaluated utilizing a
two-step
process. The Company first determines whether any of its tax positions are more-
likely-than-not
to be sustained upon examination, based solely on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits during the three and six months ended June 30, 2019:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2019	$34,876	$28,101	$6,775
Decrease—Lapse of statute of limitations	(4,309)	(2,999)	(1,310)
Increases	101	—	101
Foreign currency translation (1)	925	745	180

Balance at March 31, 2019	$31,593	$25,847	$5,746
Increases	101	—	101
Foreign currency translation (1)	(817)	(668)	(149)

Balance at June 30, 2019	$30,877	$25,179	$5,698

(1)	The gross unrecognized tax benefits were accrued in British pounds sterling.
The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount. The decrease resulting from the lapsing of the statute of limitations of $4,309, was recorded as an income tax benefit and an equal and offsetting amount to reduce the indemnification asset was recorded in other losses, net, during the six months ended June 30, 2019.
The gross unrecognized tax benefits and interest and penalties totaling $30,877 and $34,876 at June 30, 2019 and December 31, 2018, respectively, are included in other non-current
liabilities on the Consolidated Balance Sheet. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on its consolidated financial statements.
At June 30, 2019, there were $25,179 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
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
The Company is not currently under audit in any other income tax jurisdictions. As of June 30, 2019, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2015.
Undistributed Earnings of Foreign Subsidiaries
The Company recognizes deferred tax liabilities for withholding taxes that may become payable, where applicable, upon the distribution of earnings and profits from foreign subsidiaries unless considered permanent in duration. As of June 30, 2019, the Company considers all undistributed foreign earnings and profits to be permanent in duration.
22. Shares Repurchased
On April 24, 2019, the Company’s Board of Directors extended the term of the Company’s share repurchase program for three years through April 27, 2022. Included under this program are purchases to offset future equity grants made under the Company’s equity plans and purchases made in open market or privately negotiated transactions. This authority may be exercised from time to time, subject to the terms of the credit agreement described below and regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice. Shares repurchased under this program are returned to the status of authorized and unissued on the Company’s books and records.
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

During the three and six months ended June 30, 2019, the Company repurchased 14,065 shares and 325,278 shares of its common stock, respectively, under this program for an aggregate cost of $102 and $2,107, respectively.
During the three and six months ended June 30, 2018, the Company repurchased 26,717 shares and 87,225 shares of its common stock, respectively, under this program for an aggregate cost of $272 and $1,006, respectively.
As of June 30, 2019, $83,622 remained under this program for future purchases.
23. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill by reporting unit. Goodwill allocated to the U.S. Business reporting unit is tested annually for impairment on April 30 th
. Goodwill allocated to the European Business reporting unit is tested annually for impairment on November 30 th
.

	Reporting Unit
	European Business (1)	U.S. Business	Total
Balance at January 1, 2019	$84,057	$1,799	$85,856
Changes	—	—	—

Balance at June 30, 2019	$84,057	$1,799	$85,856

(1)	The European Business is included in the Company’s International Business reportable segment.

The goodwill allocated to the European Business reporting unit is not deductible for tax purposes as the transaction was structured as a stock acquisition occurring in the United Kingdom. The goodwill allocated to the U.S. Business reporting unit is deductible for tax purposes.
Goodwill allocated to the U.S. Business reporting unit was tested for impairment on April 30, 2019. The fair value of the reporting unit exceeded its carrying value and therefore no
impairment was recognized.
Intangible Assets (Indefinite-Lived)

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Total
Balance at January 1, 2019	$601,247	$1,962	$603,209
Foreign currency translation	—	82	82

Balance at June 30, 2019	$601,247	$2,044	$603,291

ETFS
In connection with the ETFS Acquisition which was completed on April 11, 2018 (see Note 3), the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. The fair value of the intangible assets was determined using an income approach (discounted cash flow analysis) which relied upon significant unobservable inputs including a revenue growth multiple of 3% to 4% and a weighted average cost of capital of 11.6%. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes. The Company has designated November 30 th
as its annual impairment testing date for these intangible assets.
Questrade ETFs
During the fourth quarter of
2017
, the Company acquired
eight
Canadian-listed ETFs from Questrade, Inc. (the “Questrade ETFs”). The entire purchase price was allocated to the Company’s right to manage AUM in the form of advisory contracts. These intangible assets are translated based on the end of period exchange rates from local currency to U.S. dollars.
Most of the Questrade ETFs were merged into the Company’s existing Canadian-listed ETFs. The intangible assets (which are deductible for tax purposes) were determined to have an indefinite useful life. The Company has designated November 30 th
as its annual impairment testing date for these intangible assets.

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
Information concerning these reportable segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Business Segment
Operating revenues
Advisory fees	$43,070	$52,931	$85,587	$108,449
Other income	76	162	182	309

Total operating revenues	$43,146	$53,093	$85,769	$108,758

Total operating expenses	$(36,407)	$(42,638)	$(73,583)	$(81,668)

Other income/(expenses)
Interest expense	$(194)	$(173)	$(386)	$(173)
Interest income	818	612	1,597	1,574
Impairment	—	—	(572)	—
Other gains and losses, net	(54)	(66)	91	(292)

Total other income	$570	$373	$730	$1,109

Total income before income taxes (U.S. Business Segment)	$7,309	$10,828	$12,916	$28,199

International Business Segment (1)
Operating revenues
Advisory fees	$22,557	$20,847	$44,880	$23,785
Other income	590	835	1,129	1,136

Total operating revenues	$23,147	$21,682	$46,009	$24,921

Total operating expenses	$(17,975)	$(17,606)	$(35,601)	$(24,259)

Other income/(expenses)
Interest expense	$(2,716)	$(2,183)	$(5,416)	$(2,183)
(Loss)/gain on revaluation of deferred consideration	(4,037)	9,898	367	9,898
Other gains and losses, net	338	(435)	(4,434)	(470)

Total other income/(expenses)	$(6,415)	$7,280	$(9,483)	$7,245

Total (loss)/income before income taxes (International Business Segment)	$(1,243)	$11,356	$925	$7,907

Income/(loss) before income taxes
U.S. Business segment	$7,309	$10,828	$12,916	$28,199
International Business segment	(1,243)	11,356	925	7,907

Total income before income taxes	$6,066	$22,184	$13,841	$36,106

Assets are not reported by segment as such information is not utilized by the chief operating decision maker.

(1)	The financial results of ETFS are included in the International Business reportable segment as of April 11, 2018.

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
Executive Summary
Introduction
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are one of the leading ETP sponsors in the world based on assets under management, or AUM, with AUM of $60.4 billion globally as of June 30, 2019. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
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
Acquisition of ETFS
In April 2018, we acquired the European exchange-traded commodity, currency and short-and-leveraged
business of ETFS Capital Limited, or ETFS Capital. Throughout this Report, we refer to the acquired business as ETFS and the acquisition as the ETFS Acquisition. Following the ETFS Acquisition we became the largest global independent ETP provider based on AUM, with significant scale and presence in the U.S. and Europe, the two largest ETP markets.
Our operating results for the prior periods reported in this Report are not directly comparable to the current periods as the ETFS Acquisition was completed on April 11, 2018.

Industry Developments
On June 5, 2019, the SEC adopted Regulation Best Interest, which requires broker-dealers to act in the best interest of their retail customers when making a recommendation. The SEC also adopted the Form CRS relationship summary, which requires registered investment advisers and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. Regulation Best Interest, Form CRS and the related rule will become effective 60 days after their publication in the Federal Register. The compliance date for both rules is June 30, 2020. Congress and individual state legislatures have continued to debate, and in some instances taken further action, in seeking to ensure heightened standards. We believe that the increased focus on fiduciary and best interest standards will continue to raise investor awareness of the benefits that ETFs provide – transparency, tax efficiency and liquidity – which we believe will expand ETFs’ competitiveness generally.
Assets Under Management
WisdomTree ETPs
The chart below sets forth the asset mix of our ETPs at June 30, 2018, March 31, 2019 and June 30, 2019:

Over the last few years, concentrations in HEDJ, our European equity ETF which hedges exposure to the euro, and DXJ, our Japanese equity ETF which hedges exposure to the yen, have declined dramatically as negative investor sentiment toward these products has led to considerable net outflows. Recently, these outflows have largely been offset by strong inflows into our fixed income, U.S. equity and emerging markets products. In addition, the ETFS Acquisition has further diversified our investment theme concentrations by adding commodity exposures, predominantly gold.
Market Environment
During the second quarter of 2019, U.S. and European markets experienced bouts of volatility and ultimately performed favorably as a result of accommodative monetary policies and continued progress in the U.S. and China trade dispute. Emerging markets were largely unchanged as a result of global trade uncertainties, while the Japanese markets suffered as the yen strengthened during the quarter. In addition, gold advanced as a result of geopolitical issues, a weakening U.S. dollar and a declining interest rate environment during the quarter.
The S&P 500 rose 4.3%, MSCI EAFE (local currency) rose 3.1%, MSCI Emerging Markets Index (U.S. dollar) rose 0.8% and gold prices rose 8.8% during the second quarter of 2019. In addition, the European equity market appreciated with the MSCI EMU Index rising 4.9%, while the Japanese equity market depreciated with the MSCI Japan Index declining 1.6%, both in local currency terms for the quarter. Also, the U.S. dollar weakened 2.7% versus the yen and 1.4% versus the euro during the quarter.

U.S. listed ETF Industry Flows
As the charts below reflect, U.S. listed ETF net flows for the three months ended June 30, 2019 were $79.8 billion. Fixed income, U.S equity and international equity gathered the majority of those flows.

Source: Bloomberg, Investment Company Institute, WisdomTree
International ETP Industry Flows
As the charts below reflect, international ETP net flows were $17.1 billion for the three months ended June 30, 2019. Fixed income and commodities gathered the majority of those flows.

Source: Morningstar

Business Segments
We operate as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in our U.S. Business and International Business segments.
U.S. Business Segment
Our U.S. Business segment included our Japan sales office, WTJ, which engaged in selling our U.S. listed ETFs to Japanese institutions. In July 2018, we determined to restructure our distribution strategy in Japan and expanded our existing relationship with Premia Partners Company Limited to manage distribution of our ETFs in Japan. As a result, WTJ has ceased operations and is in the process of being liquidated. WTJ reported operating losses for the three months ended June 30, 2019 and 2018 of $0.04 million and $1.1 million, respectively, and for the six months ended June 30, 2019 and 2018 of $0.5 million and $2.4 million, respectively. WTJ also recognized an impairment expense of $0.6 million in connection with the termination of its office lease during the six months ended June 30, 2019.
International Business Segment
The International Business segment includes our European business and our Canadian business.

Our Operating and Financial Results
U.S. Business Segment
Our U.S. listed ETFs’ AUM was $39.2 billion at June 30, 2019, essentially unchanged from March 31, 2019.

International Business Segment

Our international ETPs’ AUM increased from $19.7 billion at March 31, 2019 to $21.2 billion at June 30, 2019 due to market appreciation and net inflows.

Consolidated Operating Results
The following table sets forth our revenues and net income for the most recent five quarters.

•
Revenues
– We recorded operating revenues of $66.3 million during the three months ended June 30, 2019, down 11.3% from the three months ended June 30, 2018 primarily due to lower average AUM of our U.S. Business segment, partly offset by higher average AUM of our International Business segment as well as the recognition of a full quarter of revenues from ETFS.

•	Expenses – Total operating expenses decreased 9.7% from the three months ended June 30, 2018 to $54.4 million primarily due to lower acquisition-related costs.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration – gold payments, impairment and other gains and losses. For the three months ended June 30, 2018 and June 30, 2019, the gains/(losses) on revaluation of deferred consideration – gold payments were $9.9 million and ($4.0) million, respectively.

•
Net income
– Net income decreased 85.2% from the three months ended June 30, 2018 to $2.5 million, which was impacted by the changes in revenues and expenses described above as well as a change in the (loss)/gain on revaluation of deferred consideration – gold payments of ($13.9) million.

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
GLOBAL ETPs (in millions)
Beginning of period assets	$59,112	$54,094	$44,962	$54,094	$48,937
Assets acquired	—	—	17,641	—	17,641
Inflows/(outflows)	337	561	(1,223)	898	(3,442)
Market appreciation/(depreciation)	938	4,544	(1,402)	5,482	(3,104)
Fund closures	—	(87)	(9)	(87)	(63)

End of period assets	$60,387	$59,112	$59,969	$60,387	$59,969

Average assets during the period	$58,569	$57,683	$61,301	$58,126	$54,512
Average ETP advisory fee during the period	0.45%	0.46%	0.48%	0.45%	0.49%
Revenue days	91	90	91	181	181
Number of ETPs—end of period	536	534	526	457	526
U.S. LISTED ETFs (in millions)
Beginning of period assets	$39,366	$35,486	$42,886	$35,486	$46,827
Inflows/(outflows)	(166)	147	(1,231)	(19)	(3,397)
Market appreciation/(depreciation)	20	3,820	(306)	3,840	(2,027)
Fund closures	—	(87)	(9)	(87)	(63)

End of period assets	$39,220	$39,366	$41,340	$39,220	$41,340

Average assets during the period	$38,945	$38,061	$43,464	$38,503	$44,541
Average ETF advisory fee during the period	0.44%	0.45%	0.49%	0.45%	0.49%
Number of ETFs – end of the period	79	77	81	79	81
INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$19,746	$18,608	$2,076	$18,608	$2,110
Assets acquired	—	—	17,641	—	17,641
Inflows/(outflows)	503	414	8	917	(45)
Market appreciation/(depreciation)	918	724	(1,096)	1,642	(1,077)

End of period assets	$21,167	$19,746	$18,629	$21,167	$18,629

Average assets during the period	$19,624	$19,622	$17,837	$19,623	$9,971
Average ETP advisory fee during the period	0.46%	0.47%	0.47%	0.47%	0.48%
Number of ETPs—end of period	457	457	445	457	445
PRODUCT CATEGORIES (in millions)
Commodity & Currency
Beginning of period assets	$17,015	$16,251	$399	$16,251	$427
Assets acquired	—	—	16,778	—	16,778
Inflows/(outflows)	558	227	(77)	785	(103)
Market appreciation/(depreciation)	905	537	(945)	1,442	(947)

End of period assets	$18,478	$17,015	$16,155	$18,478	$16,155

Average assets during the period	$16,940	$17,033	$15,301	$16,987	$7,855
U.S. Equity
Beginning of period assets	$15,880	$13,334	$13,359	$13,334	$14,234
Inflows/(outflows)	103	632	114	735	160
Market appreciation/(depreciation)	38	1,914	828	1,952	(93)

End of period assets	$16,021	$15,880	$14,301	$16,021	$14,301

Average assets during the period	$15,807	$14,947	$14,021	$15,377	$14,071
International Developed Market Equity
Beginning of period assets	$14,417	$14,532	$22,287	$14,532	$25,836
Inflows/(outflows)	(729)	(1,553)	(1,466)	(2,282)	(4,215)
Market appreciation/(depreciation)	1	1,438	(604)	1,439	(1,404)

End of period assets	$13,689	$14,417	$20,217	$13,689	$20,217

Average assets during the period	$13,960	$14,521	$22,319	$14,241	$23,307

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Emerging Market Equity
Beginning of period assets	$5,730	$5,278	$6,289	$5,278	$5,887
Inflows/(outflows)	367	(84)	(119)	283	304
Market appreciation/(depreciation)	(7)	536	(527)	529	(548)

End of period assets	$6,090	$5,730	$5,643	$6,090	$5,643

Average assets during the period	$5,785	$5,502	$6,116	$5,643	$6,187
Fixed Income
Beginning of period assets	$4,023	$2,570	$1,083	$2,570	$844
Inflows/(outflows)	208	1,418	349	1,626	601
Market appreciation/(depreciation)	26	35	(32)	61	(45)

End of period assets	$4,257	$4,023	$1,400	$4,257	$1,400

Average assets during the period	$4,119	$3,511	$1,219	$3,815	$1,106
Leveraged & Inverse
Beginning of period assets	$1,419	$1,282	$872	$1,282	$930
Assets acquired	—	—	863	—	863
Inflows/(outflows)	(62)	67	(62)	5	(195)
Market appreciation/(depreciation)	(19)	70	(142)	51	(67)

End of period assets	$1,338	$1,419	$1,531	$1,338	$1,531

Average assets during the period	$1,384	$1,408	$1,593	$1,396	$1,235
Alternatives
Beginning of period assets	$628	$755	$492	$755	$582
Inflows/(outflows)	(108)	(141)	66	(249)	(4)
Market appreciation/(depreciation)	(6)	14	20	8	—

End of period assets	$514	$628	$578	$514	$578

Average assets during the period	$574	$666	$564	$620	$555
Closed ETPs
Beginning of period assets	$—	$92	$181	$92	$197
Inflows/(outflows)	—	(5)	(28)	(5)	10
Market appreciation/(depreciation)	—	—	—	—	—
Fund closures	—	(87)	(9)	(87)	(63)

End of period assets	$—	$—	$144	$—	$144

Average assets during the period	$—	$95	$168	$47	$196
Headcount: U.S. Business Segment	143	141	155	143	155
Headcount: International Business Segment	71	75	76	71	76
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Selected Operating and Financial Information

	Three Months Ended June 30,		Change	Percent Change
	2019	2018
Global AUM (in millions)
Average global AUM	$58,569	$61,301	$(2,732)	(4.4%)

Operating Revenues (in thousands)
Advisory fees	$65,627	$73,778	$(8,151)	(11.0%)
Other income	666	997	(331)	(33.2%)

Total revenues	$66,293	$74,775	$(8,482)	(11.3%)

Average Global AUM
Our average global AUM decreased 4.4% from $61.3 billion at June 30, 2018 to $58.6 billion at June 30, 2019 primarily due to outflows from HEDJ and DXJ, largely offset by net inflows into our fixed income, U.S. equity and commodity ETPs and market appreciation.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 11.0% from $73.8 million during the three months ended June 30, 2018 to $65.6 million in the comparable period in 2019 due to lower average AUM of our U.S. Business segment, partly offset by higher average AUM of our International Business segment as well as the recognition of a full quarter of revenues from ETFS. Our average global ETP advisory fee declined 3 basis points, from 0.48% during the three months ended June 30, 2018 to 0.45% during the three months ended June 30, 2019 primarily due to a change in product mix in our U.S. Business segment.
Other income
Other income decreased 33.2% from $1.0 million during the three months ended June 30, 2018 to $0.7 million in the comparable period in 2019 primarily due to lower creation/redemption fees of our International Business segment.
Operating Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2019	2018
Compensation and benefits	$21,300	$19,301	$1,999	10.4%
Fund management and administration	15,576	14,621	955	6.5%
Marketing and advertising	2,910	3,778	(868)	(23.0%)
Sales and business development	4,171	4,503	(332)	(7.4%)
Contractual gold payments	3,110	2,715	395	14.5%
Professional and consulting fees	1,296	1,560	(264)	(16.9%)
Occupancy, communications and equipment	1,548	1,574	(26)	(1.7%)
Depreciation and amortization	264	337	(73)	(21.7%)
Third-party distribution fees	1,919	1,666	253	15.2%
Acquisition-related costs	33	7,928	(7,895)	(99.6%)
Other	2,255	2,261	(6)	(0.3%)

Total expenses	$54,382	$60,244	$(5,862)	(9.7%)

	Three Months Ended June 30,
As a Percent of Revenues:	2019	2018
Compensation and benefits	32.1%	25.8%
Fund management and administration	23.5%	19.6%
Marketing and advertising	4.4%	5.1%
Sales and business development	6.3%	6.0%

	Three Months Ended June 30,
As a Percent of Revenues:	2019	2018
Contractual gold payments	4.7%	3.6%
Professional and consulting fees	1.9%	2.1%
Occupancy, communications and equipment	2.3%	2.1%
Depreciation and amortization	0.4%	0.5%
Third-party distribution fees	2.9%	2.2%
Acquisition-related costs	0.1%	10.6%
Other	3.4%	3.0%

Total expenses	82.0%	80.6%

Compensation and benefits
Compensation and benefits expense increased 10.4% from $19.3 million during the three months ended June 30, 2018 to $21.3 million in the comparable period in 2019 due to severance expense of $1.5 million and higher incentive compensation. Headcount of our U.S. Business segment was 155 and our International Business segment was 76 at June 30, 2018 compared to 143 and 71, respectively, at June 30, 2019.
Fund management and administration
Fund management and administration expense increased 6.5% from $14.6 million during the three months ended June 30, 2018 to $15.6 million in the comparable period in 2019 due to the recognition of a full quarter of expense from ETFS, partly offset by lower average AUM of our U.S. Business segment. We had 81 U.S. listed ETFs and 445 International listed ETPs at June 30, 2018 compared to 79 U.S. listed ETFs and 457 International listed ETPs at June 30, 2019.
Marketing and advertising
Marketing and advertising expense decreased 23.0% from $3.8 million during the three months ended June 30, 2018 to $2.9 million in the comparable period in 2019 due to lower global spending.
Sales and business development
Sales and business development expense decreased 7.4% from $4.5 million during the three months ended June 30, 2018 to $4.2 million in the comparable period in 2019 primarily due to lower spending on sales related activities of our U.S. Business segment.
Contractual gold payments
Contractual gold payments expense increased 14.5% from $2.7 million during the three months ended June 30, 2018 to $3.1 million in the comparable period in 2019. This expense was associated with the payment of 2,375 ounces of gold (2,085 ounces for the period April 11 through June 30, 2018) and was calculated using the average daily spot price of $1,302 and $1,310 per ounce during the three months ended of 2018 and 2019, respectively.
Professional and consulting fees
Professional and consulting fees decreased 16.9% from $1.6 million during the three months ended June 30, 2018 to $1.3 million in the comparable period in 2019 due to lower spending on corporate consulting-related expenses.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 1.7% from $1.6 million during the three months ended June 30, 2018 to $1.5 million in the comparable period in 2019 due to the closure of our office in Japan partly offset by additional office space associated with the ETFS Acquisition.
Depreciation and amortization
Depreciation and amortization expense decreased 21.7% from the three months ended June 30, 2018 to $0.3 million primarily due to the closure of our office in Japan.

Third-party distribution fees
Third-party distribution fees increased 15.2% from $1.7 million during the three months ended June 30, 2018 to $1.9 million in the comparable period in 2019 primarily due to higher fees paid for platform relationships partly offset by lower fees paid to our third-party marketing agent in Latin America.
Acquisition-related costs
Acquisition-related costs decreased 99.6% from $7.9 million during the three months ended June 30, 2018 to $0.03 million in the comparable period in 2019 as the integration of ETFS is essentially complete. We expect to have additional acquisition-related expenses in the third quarter as we rationalize our product offering in Europe following the ETFS Acquisition.
Other
Other expenses were essentially unchanged from the three months ended June 30, 2018.
Other Income/(Expenses)

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2019	2018
Interest expense	$(2,910)	$(2,356)	$(554)	23.5%
(Loss)/gain on revaluation of deferred consideration – gold payments	(4,037)	9,898	(13,935)	n/a
Interest income	818	612	206	33.7%
Other gains and losses, net	284	(501)	785	n/a

Total other income/(expenses)	$(5,845)	$7,653	$(13,498)	n/a

	Three Months Ended June 30,
As a Percent of Revenues:	2019	2018
Interest expense	(4.4%)	(3.1%)
(Loss)/gain on revaluation of deferred consideration – gold payments	(6.1%)	13.2%
Interest income	1.2%	0.8%
Other gains and losses, net	0.4%	(0.7%)

Total other income/(expenses)	(8.8%)	10.2%

Interest expense
Interest expense increased 23.5% from $2.4 million during the three months ended June 30, 2018 to $2.9 million in the comparable period in 2019 due to higher interest rates as well as the recognition of a full quarter of expense as the borrowing under our term loan commenced on April 11, 2018. Our effective interest rate during April 11, 2018 through June 30, 2018 and during the three months ended June 30, 2019 was 4.9% and 5.5%, respectively, and includes our cost of borrowing and amortization of issuance costs.
(Loss)/gain on revaluation of deferred consideration – gold payments
We recognized a gain on revaluation of deferred consideration of $9.9 million during the three months ended June 30, 2018 as compared to a loss of ($4.0) million during the three months ended June 30, 2019. The loss arose in the current quarter due to an increase in the price of gold, partly offset by a flattening of the forward-looking gold curve when compared to the forward-looking gold curve on March 31, 2019, the date on which the deferred consideration was last measured. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 33.7% from $0.6 million during the three months ended June 30, 2018 to $0.8 million in the comparable period in 2019 primarily due to higher paid-in-kind
interest, or PIK, on notes receivable from AdvisorEngine.
Other gains and losses, net
Other gains and losses, net were ($0.5) million and $0.3 million during the three months ended June 30, 2018 and 2019, respectively. Gains and losses generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.

Income taxes
Our effective income tax rate for the three months ended June 30, 2019 of 59.1% resulted in income tax expense of $3.6 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, non-deductible
executive compensation, a
non-deductible
loss on revaluation of deferred consideration and state and local taxes, partly offset by a lower tax rate on foreign earnings.
Our effective income tax rate for the three months ended June 30, 2018 of 24.6% resulted in income tax expense of $5.5 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible
acquisition-related costs, a valuation allowance on foreign net operating losses and state and local income taxes, partly offset by a non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Selected Operating and Financial Information

	Six Months Ended June 30,		Change	Percent Change
	2019	2018
Global AUM (in millions)
Average global AUM	$58,126	$54,512	$3,614	6.6%

Revenues (in thousands)
Advisory fees	$130,467	$132,234	$(1,767)	(1.3%)
Other income	1,311	1,445	(134)	(9.3%)

Total revenues	$131,778	$133,679	$(1,901)	(1.4%)

Average Global AUM
Our average global AUM increased 6.6% from $54.5 billion during the six months ended June 30, 2018 to $58.1 billion in the comparable period in 2019 primarily due to the full year effect of AUM from ETFS, net inflows into our fixed income, U.S. equity and commodity ETPs and market appreciation, partly offset by outflows from HEDJ and DXJ.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 1.3% from $132.2 million during the six months ended June 30, 2018 to $130.5 million in the comparable period in 2019 due to lower average AUM of our U.S. Business segment, partly offset by higher revenues earned from ETFS, the acquisition of which was completed on April 11, 2018.
Other income
Other income decreased 9.3% from $1.4 million during the six months ended June 30, 2018 to $1.3 million in the comparable period in 2019 primarily due lower licensing fee revenues of our U.S. Business segment.
Operating Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2019	2018
Compensation and benefits	$42,601	$38,133	$4,468	11.7%
Fund management and administration	30,742	25,533	5,209	20.4%
Marketing and advertising	5,590	6,973	(1,383)	(19.8%)
Sales and business development	8,593	8,316	277	3.3%
Contractual gold payments	6,208	2,715	3,493	128.7%
Professional and consulting fees	2,778	3,196	(418)	(13.1%)
Occupancy, communications and equipment	3,166	2,937	229	7.8%
Depreciation and amortization	533	692	(159)	(23.0%)
Third-party distribution fees	4,319	3,391	928	27.4%
Acquisition-related costs	346	9,990	(9,644)	(96.5%)
Other	4,308	4,051	257	6.3%

Total expenses	$109,184	$105,927	$3,257	3.1%

	Six Months Ended June 30,
As a Percent of Revenues:	2019	2018
Compensation and benefits	32.3%	28.5%
Fund management and administration	23.3%	19.1%
Marketing and advertising	4.3%	5.2%
Sales and business development	6.5%	6.2%
Contractual gold payments	4.7%	2.0%
Professional and consulting fees	2.1%	2.4%
Occupancy, communications and equipment	2.4%	2.2%
Depreciation and amortization	0.4%	0.5%
Third-party distribution fees	3.3%	2.6%
Acquisition-related costs	0.3%	7.5%
Other	3.3%	3.0%

Total expenses	82.9%	79.2%

Compensation and benefits
Compensation and benefits expense increased 11.7% from $38.1 million during the six months ended June 30, 2018 to $42.6 million in the comparable period in 2019 primarily due severance expense of $3.5 million, the full year effect of the ETFS Acquisition and higher incentive compensation.
Fund management and administration
Fund management and administration expense increased 20.4% from $25.5 million during the six months ended June 30, 2018 to $30.7 million in the comparable period in 2019 primarily due to the full year effect of the ETFS Acquisition, partly offset by lower average AUM of our U.S. Business segment.
Marketing and advertising
Marketing and advertising expense decreased 19.8% from $7.0 million during the six months ended June 30, 2018 to $5.6 million in the comparable period in 2019 primarily due to lower spending in our U.S. Business segment.
Sales and business development
Sales and business development expense increased 3.3% from $8.3 million during the six months ended June 30, 2018 to $8.6 million in the comparable period in 2019 primarily due to the full year effect of the ETFS Acquisition, partly offset by lower spending on sales related activities in our U.S. Business segment.
Contractual gold payments
Contractual gold payments expense increased 128.7% from $2.7 million during the period April 11, 2018 through June 30, 2018 to $6.2 million during the six months ended June 30, 2019. This expense was associated with the payment of 4,750 ounces of gold (2,085 ounces for the period April 11 through June 30, 2018) and was calculated using the average daily spot price of $1,302 and $1,307 per ounce during the year to date periods of 2018 and 2019, respectively.
Professional and consulting fees
Professional and consulting fees decreased 13.1% from $3.2 million during the six months ended June 30, 2018 to $2.8 million in the comparable period in 2019 due to lower spending on corporate consulting-related expenses of our U.S. Business segment.
Occupancy, communications and equipment
Occupancy, communications and equipment expense increased 7.8% from $2.9 million during the six months ended June 30, 2018 to $3.2 million in the comparable period in 2019 primarily due to the full year effect of the ETFS Acquisition, partly offset by the closure of our office in Japan.
Depreciation and amortization
Depreciation and amortization expense decreased 23.0% from $0.7 million during the six months ended June 30, 2018 to $0.5 million in the comparable period in 2019 primarily due to the closure of our office in Japan.

Third-party distribution fees
Third-party distribution fees increased 27.4% from $3.4 million during the six months ended June 30, 2018 to $4.3 million in the comparable period in 2019 primarily due to higher fees paid for platform relationships partly offset by lower fees paid to our third-party marketing agent in Latin America.
Acquisition-related costs
Acquisition-related costs decreased 96.5% from $10.0 million during the six months ended June 30, 2018 to $0.3 million in the comparable period in 2019 as the integration of ETFS is essentially complete. We expect to have additional acquisition-related expenses in the third quarter as we rationalize our product offering in Europe following the ETFS Acquisition.
Other
Other expenses increased 6.3% from $4.1 million during the six months ended June 30, 2018 to $4.3 million in the comparable period in 2019 primarily due to the full year effect of higher office expenses associated with an increase in headcount from the ETFS Acquisition.
Other Income/(Expenses)

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2019	2018
Interest expense	$(5,802)	$(2,356)	$(3,446)	146.3%
Gain on revaluation of deferred consideration – gold payments	367	9,898	(9,531)	(96.3%)
Interest income	1,597	1,574	23	1.5%
Impairment	(572)	—	(572)	n/a
Other losses, net	(4,343)	(762)	(3,581)	469.9%

Total other income/(expenses)	$(8,753)	$8,354	$(17,107)	n/a

	Six Months Ended June 30,
As a Percent of Revenues:	2019	2018
Interest expense	(4.4%)	(1.8%)
Gain on revaluation of deferred consideration – gold payments	0.3%	7.4%
Interest income	1.2%	1.2%
Impairment	(0.4%)	n/a
Other losses, net	(3.3%)	(0.6%)

Total other income/(expenses)	(6.6%)	6.2%

Interest expense
Interest expense increased 146.3% from $2.4 million during the six months ended June 30, 2018 to $5.8 million in the comparable period in 2019 as borrowing under our term loan commenced on April 11, 2018. In addition, the increase was attributable to higher interest rates. Our effective interest rate during April 11, 2018 through June 30, 2018 and during the six months ended June 30, 2019 was 4.9% and 5.5%, respectively, and includes our cost of borrowing and amortization of issuance costs.
Gain on revaluation of deferred consideration – gold payments
We recognized a gain on revaluation of deferred consideration of $9.9 million during the six months ended June 30, 2018 as compared to a gain of $0.4 million during the six months ended June 30, 2019. The gain arose in the current year as the forward-looking curve flattened when compared to the forward-looking curve on December 31, 2018. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.

Interest income
Interest income was essentially unchanged from the six months ended June 30, 2018 as PIK interest received on notes receivable from AdvisorEngine was offset by the maturity of our short-term investment grade portfolio which occurred in the prior year.
Impairment
We recognized an impairment of $0.6 million during the six months ended June 30, 2019 in connection with the termination of our Japan office lease.
Other losses, net
Other losses, net were $0.8 million and $4.3 million during the six months ended June 30, 2018 and 2019, respectively. Included in the loss recognized during the six months ended June 30, 2019 is a charge of $4.3 million arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. The indemnification arose from the ETFS Acquisition. An equal and offsetting benefit has been recognized in income tax expense. In addition, gains and losses generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income taxes
Our effective income tax rate for the six months ended June 30, 2019 of 18.3% resulted in an income tax expense of $2.5 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $4.3 million reduction in unrecognized tax benefits, a lower tax rate on foreign earnings and a non-taxable
gain on revaluation of deferred consideration, partly offset by a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting and exercise of stock-based compensation awards, non-deductible
executive compensation and state and local income taxes.
Our effective income tax rate for the six months ended June 30, 2018 of 27.6% resulted in income tax expense of $10.0 million. Our effective tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible
acquisition-related costs, a valuation allowance on foreign net operating losses and state and local income taxes, partly offset by the non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings.

Segment Results
The table below presents the results of our U.S. Business and International Business reportable segments (in thousands, except for average assets during the period, which are in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Business Segment
Operating revenues
Advisory fees	$43,070	$52,931	$85,587	$108,449
Other income	76	162	182	309

Total operating revenues	$43,146	$53,093	$85,769	$108,758

Total operating expenses	$(36,407)	$(42,638)	$(73,583)	$(81,668)

Other income/(expenses)
Interest expense	$(194)	$(173)	$(386)	$(173)
Interest income	818	612	1,597	1,574
Impairment	—	—	(572)	—
Other gains and losses, net	(54)	(66)	91	(292)

Total other income	$570	$373	$730	$1,109

Total income before income taxes (U.S. Business Segment)	$7,309	$10,828	$12,916	$28,199

Average assets during the period (in millions)	$38,945	$43,464	$38,503	$44,541
Average ETF advisory fee during the period	0.44%	0.49%	0.45%	0.49%
International Business Segment
Operating revenues
Advisory fees	$22,557	$20,847	$44,880	$23,785
Other income	590	835	1,129	1,136

Total operating revenues	$23,147	$21,682	$46,009	$24,921

Total operating expenses	$(17,975)	$(17,606)	$(35,601)	$(24,259)

Other income/(expenses)
Interest expense	$(2,716)	$(2,183)	$(5,416)	$(2,183)
(Loss)/gain on revaluation of deferred consideration	(4,037)	9,898	367	9,898
Other gains and losses, net	338	(435)	(4,434)	(470)

Total other income/(expenses)	$(6,415)	$7,280	$(9,483)	$7,245

Total (loss)/income before income taxes (International Business Segment)	$(1,243)	$11,356	$925	$7,907

Average assets during the period (in millions)	$19,624	$17,837	$19,623	$9,971
Average ETP advisory fee during the period	0.46%	0.47%	0.47%	0.48%
Income/(loss) before income taxes
U.S. Business segment	$7,309	$10,828	$12,916	$28,199
International Business segment	(1,243)	11,356	925	7,907

Total income before income taxes	$6,066	$22,184	$13,841	$36,106

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2019
U.S. Business segment
Operating revenues decreased 18.7% from $53.1 million in the three months ended June 30, 2018 to $43.1 million in the comparable period in 2019. The decrease was attributable to lower average AUM due to net outflows from HEDJ and DXJ, market depreciation and lower average U.S. listed ETF advisory fees due to a change in product mix. These decreases were partly offset by net inflows into our fixed income and U.S. equity ETFs. Our average U.S. advisory fee was 0.49% and 0.44% during the three months ended June 30, 2018 and 2019, respectively.
Operating expenses decreased 14.6% from $42.6 million during the three months ended June 30, 2018 to $36.4 million in the comparable period in 2019 primarily due to lower acquisition-related costs, lower marketing and advertising expense and lower sales and business development expense. These decreases were partly offset by higher incentive compensation and severance expense of $1.4 million. Headcount of our U.S. Business segment was 155 and 143 at June 30, 2018 and 2019, respectively.
Other income/(expenses) were $0.6 million during the three months ended June 30, 2019, which were comprised of interest income of $0.8 million, partly offset by interest expense of ($0.2) million. Other income/(expenses) for the three months ended June 30, 2018 were $0.4 million, which were comprised of interest income of $0.6 million, partly offset by interest expense of ($0.2) million.
International Business segment
Operating revenues increased 6.8% from $21.7 million during the three months ended June 30, 2018 to $23.1 million in the comparable period in 2019. The increase was attributable to higher average AUM due to net inflows into our commodity ETPs and market appreciation as well as the recognition of a full quarter of revenues from ETFS. These increases were partly offset by lower average International listed ETP advisory fees due to a change in product mix. Our average International listed ETP advisory fee was 0.47% and 0.46% during the three months ended June 30, 2018 and 2019, respectively.
Operating expenses increased 2.1% from $17.6 million during the three months ended June 30, 2018 to $18.0 million in the comparable period in 2019 primarily due to the recognition of a full quarter of fund management and administration expense from ETFS, partly offset by lower acquisition-related costs. Headcount of our International Business segment was 76 and 71 at June 30, 2018 and 2019, respectively.
Other income/(expenses) were ($6.4) million during the three months ended June 30, 2019, which were comprised of a loss on revaluation of deferred consideration of ($4.0) million and interest expense of ($2.7) million, partly offset by and other net gains of $0.3 million. Other income/(expenses) for the three months ended June 30, 2018 were $7.3 million and were comprised of a gain on revaluation of deferred consideration of $9.9 million, partly offset by interest expense of ($2.2) million and other net losses of ($0.4) million.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
U.S. Business segment
Operating revenues decreased 21.1% from $108.8 million in the six months ended June 30, 2018 to $85.8 million in the comparable period in 2019. The decrease was attributable due to lower average AUM and lower average U.S. listed ETF advisory fees due to a change in product mix. See “Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018” above for additional information. Our average U.S. advisory fee was 0.49% and 0.45% during the six months ended June 30, 2018 and 2019, respectively.
Operating expenses decreased 9.9% from $81.7 million during the six months ended June 30, 2018 to $73.6 million in the comparable period in 2019 primarily due to lower acquisition-related costs, lower fund management and administration expense, lower marketing and advertising expense and lower sales and business development expense. These decreases were partly offset by severance expenses of $3.4 million, higher incentive compensation and higher third-party distribution fees.
Other income/(expenses) were $0.7 million during the six months ended June 30, 2019, which were comprised of interest income of $1.6 million and other net gains of $0.1 million, partly offset by an impairment of ($0.6) million recognized in connection with the termination of our Japan office lease and interest expense of ($0.4) million. Other income/(expenses) for the six months ended June 30, 2018 were $1.1 million and were comprised of interest income of $1.6 million, partly offset by interest expense of ($0.2) million and other net losses of ($0.3) million.

International Business segment
Operating revenues increased 84.6% from $24.9 million during the six months ended June 30, 2018 to $46.0 million in the comparable period in 2019 primarily due higher revenues earned from ETFS, the acquisition of which was completed on April 11, 2018.
Operating expenses increased 46.8% from $24.3 million during the six months ended June 30, 2018 to $35.6 million in the comparable period in 2019 primarily due to higher expenses from ETFS, which were recognized for the entire six months of 2019. These increases were partly offset by lower acquisition-related costs.
Other income/(expenses) were ($9.5) million during the six months ended June 30, 2019, which were comprised of interest expense of ($5.4) million and other net losses of ($4.4) million. Other net losses primarily arose from the reduction of a tax-related
indemnification asset upon the expiration of the statute of limitations. These losses were partly offset by a gain on revaluation of deferred consideration of $0.4 million. Other income/(expenses) for the six months ended June 30, 2018 were $7.2 million and were comprised of a gain on revaluation of deferred consideration of $9.9 million, partly offset by interest expense of ($2.2) million and other net losses of ($0.5) million.
Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2019	December 31, 2018
Balance Sheet Data (in thousands) :
Cash and cash equivalents	$79,611	$77,784
Accounts receivable	24,442	25,834
Securities held-to-maturity	20,136	20,180
Securities owned, at fair value	9,095	8,873

Total: Liquid assets	133,284	132,671
Less: Total current liabilities	(63,142)	(62,801)
Less: Net liquid asset requirement – certain subsidiaries (International Business segment)	(12,255)	(11,005)

Subtotal	57,887	58,865
Plus: Revolving credit facility – available capacity	25,140	50,000

Total: Available liquidity	$83,027	$108,865

	Six Months Ended June 30,
	2019	2018
Cash Flow Data (in thousands) :
Operating cash flows	$15,359	$9,014
Investing cash flows	(1,516)	(172,645)
Financing cash flows	(12,284)	181,095
Foreign exchange rate effect	268	(913)

Increase in cash and cash equivalents	$1,827	$16,551

Liquidity
We consider our available liquidity to be our liquid assets and available borrowings under our revolving credit facility, less our current liabilities and net liquid asset requirements of certain subsidiaries of our International Business segment. Liquid assets consist of cash and cash equivalents, accounts receivable, securities held-to-maturity
and securities owned, at fair value. Our securities owned, at fair value are highly liquid investments. Certain securities are accounted for as held-to-maturity
securities and we have the intention and ability to hold them to maturity. However, these securities are also readily traded and, if needed, could be sold for liquidity. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business, deferred consideration and accrued incentive compensation for employees.
See the section below titled “Credit Facility” for a discussion of our revolving credit facility.

Cash and cash equivalents increased $1.8 million during the six months ended June 30, 2019 due to net cash provided by operating activities of $15.4 million and $0.3 million from changes in foreign exchange rates. These increases were partly offset by $10.2 million used to pay dividends on our common stock, $2.1 million used to repurchase our common stock and $1.5 million used to fund the AdvisorEngine unsecured convertible note receivable and $0.1 million used for other activities.
Cash and cash equivalents increased $16.6 million during the six months ended June 30, 2018 due to $200.0 million proceeds from the issuance of long-term debt, $64.5 million from sales and maturities of debt securities available-for-sale,
$9.0 million of cash generated by our operating activities and $1.1 million from held-to-maturity
securities called or maturing during the period. These increases were partly offset by $233.2 million of cash paid upon closing of the ETFS Acquisition, net of cash acquired, $9.2 million used to pay dividends on our common stock, $8.7 million used to pay credit facility issuance costs, $5.0 million used to fund the AdvisorEngine unsecured non-convertible
note receivable, $1.0 million used to repurchase our common stock and $0.9 million used for other activities.
Credit Facility
On April 11, 2018 and in connection with the ETFS Acquisition, we entered into a credit agreement with Credit Suisse AG and certain other lenders. Under the credit agreement, the lenders extended us a $200.0 million Term Loan, the net cash proceeds of which were used, together with other cash on hand, to complete the acquisition and pay certain related fees, costs and expenses, and made a $50.0 million revolving credit facility, or the Revolver, available to us for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes. The Term Loan, together with the Revolver, are referred to in this Report as the Credit Facility. The available capacity under the Revolver is subject to compliance with the Total Leverage Ratio as further described below.
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
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries of our International Business segment are required to maintain a minimum level of net liquid assets, which at June 30, 2019 was approximately $12.3 million in the aggregate. Notwithstanding these net liquid asset requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. Also, as part of our capital management, we maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans. As previously mentioned, under the terms of the credit agreement, we are subject to various covenants including compliance with the Total Leverage Ratio. A quarterly dividend payment in excess of $0.03 per share and repurchases of our common stock (excluding purchases of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations) are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the cash dividend payment or stock repurchase is made.
During the three months ended June 30, 2019, we repurchased 14,065 shares of our common stock under the repurchase program for an aggregate cost of $0.1 million. At June 30, 2019, $83.6 million remained under this program for future purchases.
Contractual Obligations
The following table summarizes our future cash payments associated with contractual obligations as of June 30, 2019:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term Loan	$200,000	$—	$200,000	$—	$—
Operating leases	32,023	3,632	6,313	5,916	16,162

Total	$232,023	$3,632	$206,313	$5,916	$16,162

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
2017-04,
Intangibles-Goodwill and Other (Topic 350): Simplifying
the Test for Goodwill Impairment
. We early adopted the revised guidance for impairment tests performed after January 1, 2017. Under the revised guidance, goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

For impairment testing purposes, goodwill has been allocated to our U.S. Business reporting unit which is assessed annually for impairment on April 30 th
. In addition, goodwill arising from the ETFS Acquisition (See Note 3 to our Consolidated Financial Statements) has been allocated to the European Business reporting unit included in the International Business reportable segment and assessed annually for impairment on November 30 th
. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the income approach, market approach and our market capitalization when determining the fair value of our reporting units. Goodwill allocated to our U.S. Business reporting unit was assessed for impairment as of April 30, 2019. The results of this analysis indicated no impairment.
Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all our intangible assets is November 30 th
.
Investments, Carried at Cost
We account for equity investments that do not have a readily determinable fair value as cost method investments under the measurement alternative prescribed within ASU
2016-01,
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and other securities which totaled $27.4 million and $30.5 million as of December 31, 2018 and June 30, 2019, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, we completed the integration of ETFS into our overall internal control over financial reporting. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2019 to April 30, 2019	5,060	$7.59	5,060
May 1, 2019 to May 31, 2019	9,005	$7.03	9,005
June 1, 2019 to June 30, 2019	—	$—	—

Total	14,065	$7.23	14,065	$83,622

(1)	On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. During the three months ended June 30, 2019, we repurchased 14,065 shares of our common stock under this program for an aggregate cost of approximately $0.1 million. As of June 30, 2019, $83.6 million remained under this program for future purchases. Under the terms of the credit agreement, share repurchases are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the stock repurchase is made. However, our ability to purchase shares of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations is not restricted.

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

101 (1)
Financial Statements from the Quarterly Report on Form

10-Q

of the Company for the three months ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2019 (Unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and June 30, 2018 (Unaudited) (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 31 st
day of July 2019.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
President and Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Accounting Officer (Principal Accounting Officer)