Form 10-Q
period 2019-09-30
WisdomTree Investments, Inc.
filed 2019-11-01
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-10932

WisdomTree Investments, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 Park Avenue, 35 th Floor New York , New York	10167
(Address of principal executive offices)	(Zip Code)
212
-
801-2080
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
of the Exchange Act).    Yes
☐
    No
☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , $0.01 par value	WETF	The NASDAQ Stock Market LLC
As of
O
ctober 28
, 2019, there were 155,212,821

shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.
Form
10-Q
For the Quarterly Period Ended September 30, 2019

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

PART I: FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,575	$77,784
Securities owned, at fair value	3,376	8,873
Accounts receivable	24,381	25,834
Income taxes receivable	—	1,181
Prepaid expenses	5,297	4,441
Other current assets	1,134	163

Total current assets	122,763	118,276
Fixed assets, net	8,354	9,122
Notes receivable, net (Note 8)	32,368	28,722
Indemnification receivable (Note 21)	29,985	34,876
Securities held-to-maturity	17,796	20,180
Deferred tax assets, net	5,655	7,042
Investments, carried at cost (Note 9)	28,080	28,080
Right of use assets – operating leases (Note 14)	18,543	—
Goodwill (Note 23)	85,856	85,856
Intangible assets (Note 23)	603,268	603,209
Other noncurrent assets	1,076	2,155

Total assets	$953,744	$937,518

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$22,024	$22,508
Compensation and benefits payable	19,810	18,453
Deferred consideration – gold payments (Note 11)	13,403	11,765
Securities sold, but not yet purchased, at fair value	568	1,698
Operating lease liabilities (Note 14)	3,671	—
Income taxes payable	3,122	—
Accounts payable and other liabilities	8,879	8,377

Total current liabilities	71,477	62,801
Long-term debt (Note 12)	181,359	194,592
Deferred consideration – gold payments (Note 11)	154,237	149,775
Operating lease liabilities (Note 14)	19,581	—
Deferred rent payable	—	4,570
Other noncurrent liabilities (Note 21)	29,985	34,876

Total liabilities	456,639	446,614

Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding (Note 13)	132,569	132,569

Contingencies (Note 15 )
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 154,819 and 153,202 at September 30, 2019 and December 31, 2018, respectively	1,548	1,532
Additional paid-in capital	370,103	363,655
Accumulated other comprehensive income	35	467
Accumulated deficit	(7,150)	(7,319)

Total stockholders’ equity	364,536	358,335

Total liabilities and stockholders’ equity	$953,744	$937,518

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues:
Advisory fees	$67,006	$71,679	$197,473	$203,913
Other income	712	891	2,023	2,336

Total revenues	67,718	72,570	199,496	206,249

Operating Expenses:
Compensation and benefits	18,880	17,544	61,481	55,677
Fund management and administration	15,110	15,292	45,852	40,825
Marketing and advertising	3,022	3,239	8,612	10,212
Sales and business development	4,354	3,801	12,947	12,117
Contractual gold payments (Note 11)	3,502	2,880	9,710	5,595
Professional and consulting fees	1,259	1,934	4,037	5,130
Occupancy, communications and equipment	1,549	1,722	4,715	4,659
Depreciation and amortization	259	306	792	998
Third-party distribution fees	1,503	1,407	5,822	4,798
Acquisition-related costs (Note 3)	190	456	536	10,446
Other	1,959	2,281	6,267	6,332

Total expenses	51,587	50,862	160,771	156,789

Operating income	16,131	21,708	38,725	49,460
Other Income/(Expenses):
Interest expense	(2,832)	(2,747)	(8,634)	(5,103)
(Loss)/gain on revaluation of deferred consideration – gold payments (Note 11)	(6,306)	7,732	(5,939)	17,630
Interest income	799	719	2,396	2,293
Impairment (Note 1 4 )	—	—	(572)	—
Other gains and losses, net	843	118	(3,500)	(644)

Income before income taxes	8,635	27,530	22,476	63,636
Income tax expense	4,483	5,481	7,021	15,439

Net income	$4,152	$22,049	$15,455	$48,197

Earnings per share—basic	$0.02	$0.13	$0.09	$0.31

Earnings per share—diluted	$0.02	$0.13	$0.09	$0.31

Weighted-average common shares—basic	151,897	150,892	151,782	145,149

Weighted-average common shares—diluted	167,163	166,622	166,944	155,584

Cash dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,152	$22,049	$15,455	$48,197
Other comprehensive (loss)/income
Change in unrealized gains on available-for-sale debt securities, net of tax	—	—	—	477
Foreign currency translation adjustment	(293)	(88)	(35)	(395)
Reclassification of foreign currency translation adjustment to other gains and losses, net, upon the liquidation of WisdomTree Japan Inc. (Note 1)	(397)	—	(397)	—

Other comprehensive (loss)/income	(690)	(88)	(432)	82

Comprehensive income	$3,462	$21,961	$15,023	$48,279

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other	Retained Earnings/ (Accumulated Deficit)	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—July 1, 2019	155,108	$1,551	$367,750	$725	$(6,207)	$363,819
Restricted stock issued and vesting of restricted stock units, net	(301)	(3)	3	—	—	—
Shares repurchased	(13)	—	(80)	—	—	(80)
Exercise of stock options, net	25	—	56	—	—	56
Stock-based compensation	—	—	2,374	—	—	2,374
Other comprehensive loss	—	—	—	(690)	—	(690)
Dividends	—	—	—	—	(5,095)	(5,095)
Net income	—	—	—	—	4,152	4,152

Balance—September 30, 2019	154,819	$1,548	$370,103	$35	$(7,150)	$364,536

	For the Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other	Retained Earnings/ (Accumulated Deficit)	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—July 1, 2018	153,142	$1,531	$359,066	$461	$(7,735)	$353,323
Restricted stock issued and vesting of restricted stock units, net	(36)	—	—	—	—	—
Shares repurchased	(48)	(1)	(423)	—	—	(424)
Exercise of stock options, net	25	1	17	—	—	18
Stock-based compensation	—	—	3,240	—	—	3,240
Other comprehensive loss	—	—	—	(88)	—	(88)
Dividends	—	—	—	—	(5,035)	(5,035)
Net income	—	—	—	—	22,049	22,049

Balance—September 30, 2018	153,083	$1,531	$361,900	$373	$9,279	$373,083

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(In Thousands)
(Unaudited)

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other	Retained Earnings/ (Accumulated Deficit)	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—January 1, 2019	153,202	$1,532	$363,655	$467	$(7,319)	$358,335
Restricted stock issued and vesting of restricted stock units, net	1,910	18	(18)	—	—	—
Shares repurchased	(338)	(2)	(2,185)	—	—	(2,187)
Exercise of stock options, net	45	—	70	—	—	70
Stock-based compensation	—	—	8,581	—	—	8,581
Other comprehensive loss	—	—	—	(432)	—	(432)
Dividends	—	—	—	—	(15,286)	(15,286)
Net income	—	—	—	—	15,455	15,455

Balance—September 30, 2019	154,819	$1,548	$370,103	$35	$(7,150)	$364,536

	For the Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other	Retained Earnings/ (Accumulated Deficit)	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—January 1, 2018	136,996	$1,370	$216,006	$291	$(24,716)	$192,951
Common stock issued (Note 3)	15,250	153	137,097	—	—	137,250
Restricted stock issued and vesting of restricted stock units, net	789	7	(7)	—	—	—
Shares repurchased	(135)	(1)	(1,429)	—	—	(1,430)
Exercise of stock options, net	183	2	155	—	—	157
Stock-based compensation	—	—	10,078	—	—	10,078
Other comprehensive income	—	—	—	82	—	82
Dividends	—	—	—	—	(14,202)	(14,202)
Net income	—	—	—	—	48,197	48,197

Balance—September 30, 2018	153,083	$1,531	$361,900	$373	$9,279	$373,083

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$15,455	$48,197
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory fees received in gold and other precious metals	(36,306)	(21,998)
Contractual gold payments (Note 11)	9,710	5,595
Stock-based compensation	8,581	10,078
Loss/(gain) on revaluation of deferred consideration – gold payments (Note 11)	5,939	(17,630)
Amortization of right of use asset	2,379	—
Amortization of credit facility issuance costs	2,159	1,360
Paid-in-kind interest income (Note 8)	(1,856)	(1,373)
Deferred income taxes	1,383	(1,251)
Depreciation and amortization	792	998
Impairment (Note 1 4 )	572	—
Other	(330)	810
Changes in operating assets and liabilities:
Securities owned, at fair value	5,497	(2,735)
Accounts receivable	2,358	3,771
Income taxes receivable/payable	4,350	7,654
Prepaid expenses	(888)	(621)
Gold and other precious metals	25,751	18,472
Other assets	(571)	954
Fund management and administration payable	(366)	1,998
Compensation and benefits payable	1,476	(21,025)
Securities sold, but not yet purchased, at fair value	(1,130)	1,068
Operating lease liabilities	(2,662)	—
Accounts payable and other liabilities	788	(4,122)

Net cash provided by operating activities	43,081	30,200

Cash flows from investing activities:
Purchase of fixed assets	(25)	(45)
Funding of notes receivable (Note 8)	(1,790)	(8,000)
Proceeds from held-to-maturity securities maturing or called prior to maturity	2,313	1,096
Proceeds from sales and maturities of debt securities available-for-sale	—	64,498
Cash paid for acquisition, net of cash acquired (Note 3)	—	(239,313)

Net cash provided by/(used in) investing activities	498	(181,764)

Cash flows from financing activities:
Dividends paid	(15,286)	(14,202)
Repayment of long-term debt	(15,000)	—
Shares repurchased	(2,187)	(1,430)
Credit facility issuance costs	—	(8,690)
Preferred stock issuance costs	—	(181)
Proceeds from the issuance of long-term debt (Note 12)	—	200,000
Proceeds from exercise of stock options	70	157

Net cash (used in)/provided by financing activities	(32,403)	175,654

Decrease in cash flow due to changes in foreign exchange rate	(385)	(1,158)

Net increase in cash and cash equivalents	10,791	22,932
Cash and cash equivalents—beginning of period	77,784	54,193

Cash and cash equivalents—end of period	$88,575	$77,125

Supplemental disclosure of cash flow information:
Cash paid for taxes	$5,439	$8,759

Cash paid for interest	$6,997	$3,351

NON-CASH
ACTIVITIES
On January 1, 2019, the Company recognized a
right-of-use
asset and lease liability of $19,827 and $24,817, respectively, upon the implementation of Accounting Standards Update
2016-02,
Leases.
See Note 14 for additional information.
In April 2018, the Company issued 14,750 shares of preferred stock and 15,250,000 shares of common stock to ETFS Capital in connection with the ETFS Acquisition which were collectively valued at $270,000 (Note 3). In addition, a wholly-owned subsidiary of the Company assumed a deferred consideration obligation which was valued at $172,746 on the acquisition date (Note 11).
The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Amounts)
1. Organization and Description of Business
WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, commodity, fixed income, leveraged-and-inverse,
currency and alternative strategies. The Company has the following wholly-owned operating subsidiaries:
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

•
WisdomTree Management Jersey Limited
(“ManJer”), formerly ETFS Management Company (Jersey) Limited, is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency and leveraged-and-inverse
strategies.

•
WisdomTree Multi Asset Management Limited
(“WTMAML”), formerly Boost Management Limited, is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of ETPs issued by WMAI. WMAI, a non-consolidated
third party, is a public limited company domiciled in Ireland.

•
WisdomTree Management Limited
(“WML”)
is an Ireland based management company providing management services to WisdomTree Issuer plc (“WTI”) in respect of the WisdomTree UCITS ETFs issued by WTI. WTI, a non-consolidated
third party, is a public limited company domiciled in Ireland.

•	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.
•
WisdomTree Europe Limited
is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.

•	WisdomTree Ireland Limited is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, WTMAML and WML.
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
Restructuring of Distribution Strategy in Japan
In July 2018, the Company determined to restructure its distribution strategy in Japan and has expanded its existing relationship with Premia Partners Company Limited to manage distribution of the Company’s ETFs in Japan. As a result, WisdomTree Japan Inc. (“WTJ”) has ceased operations. During the three months ended September 30, 2019, WTJ was liquidated and the foreign currency translation adjustment of $397 previously recorded in accumulated other comprehensive income was recognized in other gains and losses, net in the Consolidated Statements of Operations.
WTJ reported operating losses during the three months ended September 30, 2019 and 2018 of $85 and $1,342, respectively, and during the nine months ended September 30, 2019 and 2018 of $550 and $3,698, respectively. WTJ also recognized an impairment expense of $572 in connection with the termination of its office lease during the nine months ended September 30, 2019.

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
The financial results of ETFS are included in the Company’s consolidated financial statements since the acquisition date, April 11, 2018 (Note 3).
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
Contractual Gold Payments
Contractual gold payments are measured and paid monthly based upon the average daily spot price of gold (Note 11).
Marketing and Advertising
Advertising costs, including media advertising and production costs, are expensed when incurred.

1
2

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

1
3

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
For impairment testing purposes, goodwill has been allocated to the Company’s U.S. Business reporting unit which is assessed annually for impairment on April 30 th
. In addition, goodwill arising from the ETFS Acquisition (Note 3) has been allocated to the European Business reporting unit, included within the International Business reportable segment and is assessed annually for impairment on November 30 th
. When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and the market approach and its market capitalization when determining the fair value of its reporting units.
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
(ASC 842), which requires the recognition of both (i) a lease liability equal to the present value of the remaining lease payments and (ii) an offsetting right-of-use
asset (Note 14). The remaining lease payments are discounted using the rate implicit in the lease, if known, or otherwise the Company’s incremental borrowing rate. After lease commencement, right-of-use
assets are assessed for impairment and otherwise are amortized over the remaining lease term on a straight-line basis. These recognition requirements are not applied to short-term leases which are those with a lease term of 12 months or less. Instead, lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.
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

1
4

Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices and a selected discount rate (Note 11). Changes in the fair value of this obligation are reported as (loss)/gain on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
Long-Term Debt
Long-term debt is carried at amortized cost, net of debt issuance costs. Interest expense is recognized using the effective interest method and includes amortization of debt issuance costs over the life of the debt.
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The preferred stock issued in connection with the ETFS Acquisition (Note 13) and unvested share-based payment awards that contain non-forfeitable
rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class
method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive) under the treasury stock method.
Diluted EPS is calculated under the treasury stock and
if-converted
method and the
two-class
method. The calculation that results in the lowest diluted EPS amount for the common stock is reported in the Company’s consolidated financial statements.
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

1
5

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
leveraged-and-inverse
business for a purchase price consisting of $253,000 in cash and a fixed number of shares of the Company’s capital stock, consisting of (i) 15,250,000 shares of common stock (the “Common Shares”) and (ii) 14,750 shares of Series A
Non-Voting
Convertible Preferred Stock (the “Preferred Shares”), which are convertible into an aggregate of 14,750,000 shares of common stock. ETFS Capital is subject to a standstill restriction and has
registration rights with respect to the Common Shares and shares issuable upon conversion of the Preferred Shares.
Also on April 11, 2018 and in connection with the acquisition, the Company entered into a credit agreement, pursuant to which the lenders extended a $200,000 term loan (the “Term Loan”) and made available a $50,000 revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Facility”) (Note 12).
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
The following table summarizes the allocation of the purchase price as of the acquisition date:

Purchase price
Preferred Shares issued	14,750
Conversion ratio	1,000

Common stock equivalents	14,750,000
Common Shares issued	15,250,000

Total shares issued	30,000,000
WisdomTree stock price (1)	$9.00

Equity portion of purchase price	$270,000
Cash portion of purchase price
Term Loan (Note 12)	200,000
Cash on hand	53,000

Purchase price	523,000
Deferred consideration (Note 11)	172,746

Total	$695,746
Allocation of consideration
Cash and cash equivalents	13,687
Receivables and other current assets	14,069
Intangible assets (2)	601,247
Other current liabilities	(17,314)

Fair value of net assets acquired	611,689

Goodwill resulting from the ETFS Acquisition (3)	$84,057

(1)	The closing price of the Company’s common stock on April 10, 2018, the trading day prior to the closing date of the acquisition.

1
6

(2)	Represents purchase price allocated to customary advisory agreements. The fair value of the intangible assets was determined using an income approach (discounted cash flow analysis) which relied upon significant unobservable inputs including a revenue growth multiple of 3% to 4% and a weighted average cost of capital of 11.6%. These intangible assets were determined to have an indefinite useful life and are not deductible for tax purposes. A deferred tax liability associated with these intangible assets was not recognized as the intangibles arose in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

(3)	Goodwill arising from the ETFS Acquisition represents the value of synergies created from combining the operations of ETFS and the Company. The goodwill is not deductible for tax purposes as the transaction was structured as a stock acquisition occurring in the United Kingdom.
Acquisition-Related Costs
During the three and nine months ended September 30, 2019, the Company incurred acquisition-related costs of $190 and $536, respectively, which were predominantly associated with the integration of ETFS and costs incurred in connection with the rationalization of the Company’s
product offering in Europe following
the
ETFS
 Acquisition
.
During the three and nine months ended September 30, 2018, the Company incurred acquisition-related costs of $456 and $10,446, respectively, which included professional advisor fees, severance and other compensation costs, a write-off
of the Company’s office lease and other integration costs.
Operating Results of ETFS
The Company’s Consolidated Statements of Operations include the following operating results of ETFS since the acquisition date of April 11, 2018 through September 30, 2018:

Revenues:	$37,137
Income before income taxes:	$33,496 (including a gain on revaluation of deferred consideration of $ 17,630)
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

Nine Months Ended September 30, 2018
Revenues:	$229,674
Net income:	$48,088
Included within the proforma financial information above is a gain on revaluation of deferred consideration $4,670 during the nine months ended September 30, 2018. Significant adjustments to the unaudited pro forma financial information above include the recognition of interest expense associated with the Credit Facility for the periods presented, eliminating acquisition-related costs directly attributable to the acquisition and adjusting consolidated income tax expense based upon the Company’s anticipated normalized consolidated effective tax rate.
The unaudited pro forma financial information above is not necessarily indicative of what the combined results of the Company would have been had the acquisition been completed as of January 1, 2018 and does not purport to project the future results of the combined company. In addition, the unaudited pro forma financial information does not reflect any future planned cost savings initiatives following the completion of the acquisition
.
4. Cash and Cash Equivalents
Of the total cash and cash
 equivalents of

$88,575
and $77,784 at September 30, 2019 and

December 31, 2018, respectively, $72,967 and $60,779 were held at two financial institutions.
 At September 30, 2019 and December 31, 2018, cash equivalents were approximately $10,216 and $24, respectively
.

In addition, certain of the Company’s subsidiaries of its International Business segment are required to maintain a minimum level of net liquid assets, which was $12,106 and $11,005 at September 30, 2019 and December 31, 2018, respectively. These requirements are generally satisfied by cash on hand
.

5. Fair Value Measurements
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and nine months ended September 30, 2019 and 2018 there were no transfers between Levels 1, 2 and 3.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$10,216	$10,216	$—	$—
Securities owned, at fair value	3,376	3,376	—	—

Total	$13,592	$13,592	—	$—

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$167,640	$—	$—	$167,640
Securities sold, but not yet purchased	568	568	—	—

Total	$168,208	$568	$—	$167,640

1
8

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash and cash equivalents	$24	$24	$—	$—
Securities owned, at fair value	8,873	8,873	—	—

Total	$8,897	$8,897	$—	$—

Non-recurring fair value measurements:
Thesys Group, Inc. – Series Y preferred stock (1)	$3,080	—	—	$3,080

Total	$3,080	$—	$—	$3,080

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$161,540	$—	$—	$161,540
Securities sold, but not yet purchased	1,698	1,698	—	—

Total	$163,238	$1,698	$—	$161,540

(1)	Fair value determined on December 31, 2018 (Note 9)
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
Deferred Consideration
– Deferred consideration represents the present value of an obligation to pay gold into perpetuity and was measured at September 30, 2019 using forward-looking gold prices ranging from $1,467 per ounce to $2,277 per ounce ($1,294 per ounce to $2,621 per ounce at December 31, 2018) which are extrapolated from the last observable price (beyond 2025), discounted at a rate of 10% and includes a perpetual growth rate of 1.5%. This obligation is classified as Level 3 as the discount rate, perpetual growth rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in forward-looking gold prices would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value. See Note 11 for additional information.
The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deferred consideration (Note 11)
Beginning balance	$161,273	$162,848	$161,540	$172,746
Net realized losses (1)	3,502	2,880	9,710	5,595
Net unrealized losses/(gains) (2)	6,306	(7,732)	5,939	(17,630)
Settlements	(3,441)	(1,941)	(9,549)	(4,656)

Ending balance	$167,640	$156,055	$167,640	$156,055

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.
(2)	Recorded as (loss)/gain on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.

1
9

6. Securities Owned/Sold, but Not Yet Purchased
These securities consist of the following:

	September 30, 2019	December 31, 2018
Securities Owned
Trading securities	$3,376	$8,873

Securities Sold, but not yet Purchased
Trading securities	$568	$1,698

The Company had no
available-for-sale
debt securities at September 30, 2019 and December 31, 2018. During the three and nine months ended September 30, 2018, the Company received $0 and $64,498, respectively, of proceeds from the sale and maturity of available-for-sale
securities and recognized gross realized losses of $0 and $739, respectively. Those losses were reclassified out of accumulated other comprehensive income and into the Consolidated Statements of Operations.
7. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	September 30, 2019	December 31, 2018
Federal agency debt instruments (amortized cost)	$17,796	$20,180

The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	September 30, 2019	December 31, 2018
Cost/amortized cost	$17,796	$20,180
Gross unrealized gains	74	5
Gross unrealized losses	(77)	(1,679)

Fair value	$17,793	$18,506

The Company assesses these securities for other-than-temporary impairment on a quarterly basis.
No
securities were determined to be other-than-temporarily impaired at September 30, 2019 or December 31, 2018. The Company does not intend to sell these securities and it is not more-likely-than-not
that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	September 30, 2019	December 31, 2018
Due within one year	$—	$—
Due one year through five years	2,000	—
Due five years through ten years	7,494	7,521
Due over ten years	8,302	12,659

Total	$17,796	$20,180

8. Notes Receivable
The following table sets forth the Company’s notes receivable:

	September 30, 2019	December 31, 2018
AdvisorEngine Inc. – Unsecured non-convertible note	$30,556	$28,722
AdvisorEngine Inc. – Unsecured convertible note	1,812	—

Total	$32,368	$28,722

During the three months ended September 30, 2019 and 2018, the Company recognized interest income of $633 and $533, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized interest income of $1,856 and $1,373, respectively. Interest income included original issue discount (“OID”) amortization and accrued paid-in-kind
(“PIK”) interest. The Company determined that an allowance for credit loss was not necessary at September 30, 2019 and December 31, 2018 as there have been no adverse events or circumstances since the notes were issued which may indicate that their carrying amounts may not be recoverable.
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
The following is a summary of the outstanding unsecured
non-convertible
note receivable balance:

	September 30, 2019	December 31, 2018
Note receivable (face value)	$30,000	$30,000
Less: OID, unamortized	(1,956)	(2,582)
Plus: PIK interest	2,512	1,304

Total note receivable, net	$30,556	$28,722

The fair value of the note receivable (classified as Level 2 within the fair value hierarchy and determined using high yield credit spreads) was $
30,288
and $
27,618
at September 30, 2019 and December 31, 2018, respectively.
Unsecured Convertible Note
In April and September 2019, the Company participated in a private convertible note financing round of AdvisorEngine by advancing $1,790 in consideration for a convertible note, which was issued as part of a series of convertible notes pursuant to a Convertible Note Purchase Agreement entered into among AdvisorEngine, the Company and the other purchasers thereto. The convertible note bears interest at a rate of 3% per annum, with all or any unpaid portion being treated as PIK by capitalizing such amount and adding it to the principal amount outstanding, is unsecured, and matures on April 11, 2021. All principal (and, at the option of AdvisorEngine if not paid in cash, accrued interest) under the convertible note will automatically convert into a class or series of preferred stock substantially identical to that issued in a qualified financing (as defined), but at a price per share equal to 80% of the price per share sold in such transaction. In the event of a corporate transaction (as defined), the convertible note would be repaid in cash from the proceeds of such transaction in the amount of 1.5 times the outstanding principal amount, plus any accrued and unpaid interest. If neither a qualified financing nor a corporate transaction occurs prior to the maturity date, the convertible note is repaid at a rate of 1.25 times the outstanding principal amount, plus accrued and unpaid interest. The convertible note may not be prepaid by AdvisorEngine without the prior consent of the requisite holders (which includes the Company).
The following is a summary of the outstanding unsecured convertible note receivable balance:

September 30, 2019
Note receivable (face value)	$1,790
Plus: PIK interest	22

Total note receivable, net	$1,812

The fair value of the note receivable approximates fair value at September 30, 2019 due to its short-term nature.

9. Investments, Carried at Cost
The following table sets forth the Company’s investments, carried at cost:

	September 30, 2019	December 31, 2018
AdvisorEngine – Preferred stock	$25,000	$25,000
Thesys Group, Inc. (“Thesys”)	3,080	3,080

Total	$28,080	$28,080

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

Range (Weighted Average)
Market Approach
Revenue multiple	4.7 x - 5.4 x ( 5.0 x)
Income Approach
Weighted average cost of capital (“WACC”)	26.0%
An increase in the revenue multiple would result in a higher enterprise value, whereas an increase in the WACC would reduce fair value. The results of the quantitative assessment noted no impairment at December 31, 2018. In addition, no impairment existed at September 30, 2019 based upon a qualitative assessment. There were also no observable price changes during the applicable reporting periods.
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

Range (Weighted Average)
Income Approach (1)
WACC	3.8% - 15.5% (14.1%)

(1)	The inputs selected varied, based upon the Thesys business line being valued. An increase in the WACC would result in a lower enterprise value.
The quantitative assessment performed resulted in the recognition of an impairment in the fourth quarter of 2018. No additional impairment was recognized at September 30, 2019 based upon a qualitative assessment. There were also no observable price changes during the applicable reporting periods.
The carrying value of the Series Y Preferred was $3,080 at September 30, 2019 and December 31, 2018, respectively. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.

10. Fixed Assets, net
The following table summarizes fixed assets:

	September 30, 2019	December 31, 2018
Equipment	$2,224	$2,244
Furniture and fixtures	2,218	2,218
Leasehold improvements	10,947	10,964
Less: accumulated depreciation and amortization	(7,035)	(6,304)

Total	$8,354	$9,122

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
The Company determined the present value of the deferred consideration of $167,640 and $161,540 at September 30, 2019 and December 31, 2018, respectively, using forward-looking gold prices which were extrapolated from the last observable price (beyond 2025), discounted at a rate of 10.0% and a perpetual growth rate of 1.5%. Current amounts payable were $13,403 and $11,765 and long-term amounts payable were $154,237 and $149,775, respectively, at September 30, 2019 and December 31, 2018, respectively.
During the three and nine months ended September 30, 2019 and 2018, the Company recognized the following in respect of deferred consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual Gold Payments	$3,502	$2,880	$9,710	$5,595
Contractual Gold Payments – gold ounces paid	2,375	2,375	7,125	4,460	(1)
(Loss)/gain on revaluation of deferred consideration – gold payments (2)	$(6,306)	$7,732	$(5,939)	$17,630

(1)	Represents payments during the period April 11, 2018 through September 30, 2018.
(2)	Gains/(losses) arise due to (decreases)/increases in the forward-looking price of gold and the magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold. See Note 5 for a reconciliation of changes in the deferred consideration balances.
12. Long-Term Debt
On April 11, 2018 and in connection with the ETFS Acquisition, the Company entered into the Credit Facility pursuant to which the lenders extended a $200,000 Term Loan and made available a $50,000 Revolver.

Interest on the Term Loan accrues at an annual rate equal to LIBOR, plus up to 2.00% (commencing at LIBOR, plus 1.75%)
, and interest on the

Revolver accrues at an annual

rate equal to LIBOR, plus up to 1.50% (commencing at LIBOR, plus 1.25%)
, in each case, with the exact interest rate margin determined based on the Total Leverage Ratio (as defined below). The Revolver is also subject to a facility fee equal to an annual rate of up to
0.50
% of the actual daily amount of the aggregate commitments (whether used or unused) under the Revolver, with the exact facility fee rate determined based on the Total Leverage Ratio. The Credit Facility matures on April 11, 2021. The Term Loan does not amortize and the entire principal balance is due in a single payment on the maturity date
.
In connection with the Company’s capital management strategy, $15,000 of available capital was used during the three months ended September 30, 2019 to begin to pay down the Company’s long-term debt.

The following table provides a summary of the Company’s outstanding borrowings under the Credit Facility:

	September 30, 2019		December 31, 2018
	Term Loan	Revolver (1)	Term Loan	Revolver (1)
Amount borrowed	$200,000	$—	$200,000	$—
Amount repaid	(15,000)	—	—	—
Unamortized issuance costs	(3,641)	803	(5,408)	1,195

Carrying amount	$181,359	$803	$194,592	$1,195

Effective interest rate (2)	5.24%	n/a	5.09%	n/a

(1)	The available capacity under the Revolver is subject to compliance with the Total Leverage Ratio.
(2)	Includes amortization of issuance costs.
Interest expense recognized on the Credit Facility during the three months ended September 30, 2019 and 2018 was $2,832 and $2,747, respectively, and during the nine months ended September 30, 2019 and 2018 was $8,634 and $5,103, respectively. Unamortized issuance costs related to the Revolver of $803 and $1,195 at September 30, 2019 and December 31, 2018, respectively, are included in other noncurrent assets on the Consolidated Balance Sheet. The fair value of the Company’s long-term debt (classified as Level 2 within the fair value hierarchy) was $182,919 and $196,126 at September 30, 2019 and December 31, 2018, respectively.
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
The following is a summary of the Preferred Share balance:

	September 30, 2019	December 31, 2018
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

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
right-of-use
asset was equal to the lease liability, less accrued lease payments and remaining unamortized lease incentives.
The following table provides additional information regarding the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease cost:
Operating lease cost	$789	$874	$2,379	$2,474
Short-term lease cost	322	561	1,094	1,277

Total lease cost	$1,111	$1,435	$3,473	$3,751

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$902	n/a	$2,662	n/a

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	9.6	n/a	9.6	n/a

Weighted-average discount rate – operating leases	6.3%	n/a	6.3%	n/a

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The Company’s lease of its headquarters, which expires on August 20, 2029, includes an option to extend for an additional five years. Rent payable under the option is equal to the fair market rent of the premise as determined by the landlord approximately six months prior to the commencement of the extension term. The lease also includes a cancellation option which is effective on August
21
,
2024
and requires notice to be provided to the landlord at least
12
months prior. Triggering this option requires a cancellation payment of $
4,236
. The cancellation and extension options were not reasonably certain of being exercised and were therefore not recognized as part of the right-of-use
asset and lease liability.
Other leases also include extension, automatic renewal and termination provisions. These provisions were also not reasonably certain of being exercised and were therefore not recognized as part of the right-of-use
asset and lease liability.
The following table discloses future minimum lease payments at September 30, 2019 with respect to the Company’s operating lease liabilities:

Remainder of 2019	$918
2020	3,653
2021	2,958
2022	2,958
2023	2,958
2024 and thereafter	17,641

Total future minimum lease payments (undiscounted)	$31,086

The following table reconciles the future minimum lease payments (disclosed above) at September 30, 2019 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheet:

Amounts recognized in the Company’s Consolidated
Balance Sheet
Lease liability – short term	$3,671
Lease liability – long term	19,581

Subtotal	23,252
Difference between undiscounted and discounted cash flows	7,834

Total future minimum lease payments (undiscounted)	$31,086

The following table discloses the future minimum lease payments at September 30, 2018 (prior period), which is required as the Company elected to apply the new lease requirements at the effective date, rather than the beginning of the earliest comparative period presented:

Remainder of 2018	$921
2019	3,764
2020	3,516
2021	3,146
2022	2,958
2023 and thereafter	20,599

Total future minimum lease payments (undiscounted)	$34,904

Lease Termination – Japan Office
During the nine months ended September 30, 2019, the Company recognized an impairment expense of $572 in connection with the termination of its Japan office lease.

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
The following table presents information about the Company’s variable interests in AdvisorEngine (a non-consolidated
VIE):

	September 30, 2019	December 31, 2018
Carrying Amount — Assets
Preferred stock	$25,000	$25,000
Unsecured non-convertible note receivable	30,556	28,722
Unsecured convertible note receivable	1,812	—

Total carrying amount — Assets	$57,368	$53,722

Maximum exposure to loss	$57,368	$53,722

17. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from contracts with customers:
Advisory fees	$67,006	$71,679	$197,473	$203,913
Other	712	891	2,023	2,336

Total operating revenues	$67,718	$72,570	$199,496	$206,249

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
Substantially all the Company’s revenues from contracts with customers are derived primarily from investment advisory agreements with related parties (Note 18). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

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

18. Related Party Transactions
The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. and Canadian WisdomTree ETFs and WisdomTree UCITS ETFs. The Board of Trustees and Board of Directors (including certain officers of the Company) of the related parties are primarily responsible for overseeing the management and affairs of the entities for the benefit of their stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution
services, excluding extraordinary expenses, taxes and certain other expenses, which is included in fund management and administration on the Company’s Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ average daily net assets. The advisory agreements may be terminated by the related parties upon notice.
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	September 30, 2019	December 31, 2018
Receivable from WTT	$13,514	$14,678
Receivable from ManJer Issuers	8,308	8,779
Receivable from WMAI and WTI	1,340	951
Receivable from WTAMC	201	167
Receivable from WTCS	71	95

Total	$23,434	$24,670

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advisory services provided to WTT	$41,721	$49,900	$126,761	$157,693
Advisory services provided to ManJer Issuers	21,758	18,442	60,398	36,161
Advisory services provided to WMAI and WTI	2,670	2,532	7,757	7,883
Advisory services provided to WTAMC	628	489	1,781	1,204
Advisory services provided to WTCS	229	316	776	972

Total	$67,006	$71,679	$197,473	$203,913

The Company also has investments in certain WisdomTree ETFs of approximately $2,927 and $7,117 at September 30, 2019 and December 31, 2018, respectively. Gains related to these ETFs during the three months ended September 30, 2019 and 2018 were $64 and $76, respectively, and during the nine months ended September 30, 2019 and 2018 were $212 and $17, respectively.

2
8

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
th
percentile.

Stock-based compensation during the three months ended September 30, 2019 and 2018 was $2,374 and $3,240, respectively, and during the nine months ended September 30, 2019 and 2018 was $8,581 and $10,078, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2019
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors	$16,134	1.89
A summary of stock-based compensation award activity during the three months ended September 30, 2019 is as follows:

	Stock
	Options	RSAs	RSUs	PRSUs
Balance at July 1, 2019	550,537	3,231,253	40,436	270,872	(1)
Granted	—	—	—	—
Exercised/vested	(25,000)	(37,607)	(1,158)	—
Forfeitures	(1)	(301,826)	—	(38,262)

Balance at September 30, 2019	525,536	2,891,820	39,278	232,610	(1)

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

2
9

20. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic Earnings per Share
Net income	$4,152	$22,049	$15,455	$48,197
Less: Income distributed to participating securities	(539)	(507)	(1,622)	(1,091)
Less: Undistributed income allocable to participating securities	—	(1,719)	(18)	(2,518)

Net income available to common stockholders	$3,613	$19,823	$13,815	$44,588
Weighted average common shares (in thousands)	151,897	150,892	151,782	145,149

Basic earnings per share	$0.02	$0.13	$0.09	$0.31

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Diluted Earnings per Share
Net income	$4,152	$22,049	$15,455	$48,197

Weighted Average Diluted Shares (in thousands) :
Weighted average common shares	151,897	150,892	151,782	145,149
Dilutive effect of common stock equivalents	15,266	15,730	15,162	10,435

Weighted average diluted shares (in thousands)	167,163	166,622	166,944	155,584

Diluted earnings per share	$0.02	$0.13	$0.09	$0.31

Diluted earnings per share presented above is calculated using the treasury stock and if-converted
method and results in the same dilutive earnings per share amount for common stock when calculated under the two-class
 method.

T
he

Company excluded
857,836
and
1,243,549
common stock equivalents from its computation of diluted earnings per share for the three months ended September
30
,
2019
and
2018
, respectively, and
1,417,375
and
1,406,844
common stock equivalents from its computation of diluted earnings per share for the nine months ended September
30
,
2019
and
2018
, respectively, as they were determined to be anti-dilutive.
21. Income Taxes
Effective Income Tax Rate – Three and Nine Months Ended September 30, 2019
The Company’s effective income tax rate during the three months ended September 30, 2019 of 51.9% resulted in income tax expense of $4,483. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, a non-deductible
loss on revaluation of deferred consideration,
non-deductible
executive compensation and state and local income taxes, partly offset by a lower tax rate on foreign earnings.
The Company’s effective income tax rate during the nine months ended September 30, 2019 of 31.2% resulted in income tax expense of $7,021. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, a non-deductible
loss on revaluation of deferred consideration, state and local income taxes and tax shortfalls associated with the vesting and exercise of stock-based compensation awards, partly offset by a $4,309 reduction in unrecognized tax benefits and a lower tax rate on foreign earnings.
Effective Income Tax Rate – Three and Nine Months Ended September 30, 2018
The Company’s effective income tax rate for the three months ended September 30, 2018 of 19.9% resulted in income tax expense of $5,481. The Company’s tax rate differs from the federal statutory tax rate of 21% primarily due to the non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings, partly offset by a valuation allowance on foreign net operating losses and state and local income taxes.
The Company’s effective income tax rate for the nine months ended September 30, 2018 of 24.3% resulted in income tax expense of $15,439. The Company’s tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, state and local income taxes and non-deductible
acquisition-related costs, partly offset by the gain on revaluation of deferred consideration and a lower tax rate on foreign earnings.

Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Deferred tax assets:
NOLs – International	$8,776	$6,605
Accrued expenses	2,729	2,699
Goodwill and intangible assets	1,718	1,841
Stock-based compensation	1,399	2,673
Net lease liability	1,153	1,184
Capital losses	803	794
NOLs – U.S.	642	762
Other	242	40

Deferred tax assets	17,462	16,598

Deferred tax liabilities:
Fixed assets and prepaid assets	1,451	1,433
Unrealized gains	777	724

Deferred tax liabilities	2,228	2,157

Total deferred tax assets less deferred tax liabilities	15,234	14,441
Less: valuation allowance	(9,579)	(7,399)

Deferred tax assets, net	$5,655	$7,042

Net Operating Losses – U.S
.
The Company’s tax effected federal net operating losses (“NOLs”) at September 30, 2019 were $642, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at September 30, 2019 w ere
 $803. A full valuation allowance was established as it is
more-likely-than-not
that the deferred tax assets will not be realized.
Net Operating Losses – International
Certain of the Company’s European subsidiaries and its Canadian subsidiary generated NOLs outside the U.S. These tax effected NOLs were $8,776 and $6,605 at September 30, 2019 and December 31, 2018, respectively. The Company established a full valuation allowance related to these NOLs as it is more-likely-than-not
that the deferred tax assets will not be realized. Approximately $4,575 of these NOLs at September 30, 2019 expire between 2036 and 2039. The remainder is carried forward indefinitely.
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

In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits during the three and nine months ended September 30, 2019:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2019	$34,876	$28,101	$6,775
Decrease—Lapse of statute of limitations	(4,309)	(2,999)	(1,310)
Increases	101	—	101
Foreign currency translation (1)	925	745	180

Balance at March 31, 2019	$31,593	$25,847	$5,746
Increases	101	—	101
Foreign currency translation (1)	(817)	(668)	(149)

Balance at June 30, 2019	$30,877	$25,179	$5,698
Increases	102	—	102
Foreign currency translation (1)	(994)	(810)	(184)

Balance at September 30, 2019	$29,985	$24,369	$5,616

(1)	The gross unrecognized tax benefits were accrued in British pounds.

The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount. The decrease resulting from the lapsing of the statute of limitations of $4,309, was recorded as an income tax benefit and an equal and offsetting amount to reduce the indemnification asset was recorded in other gains and
losses, net, during the nine months ended September 30, 2019.
The gross unrecognized tax benefits and interest and penalties totaling $29,985 and $34,876 at September 30, 2019 and December 31, 2018, respectively, are included in other non-current
liabilities on the Consolidated Balance Sheet. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on its consolidated financial statements.
At September 30, 2019, there were $24,369 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
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
The Company is not currently under audit in any other income tax jurisdictions. As of September 30, 2019, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2015.
Undistributed Earnings of Foreign Subsidiaries
The Company recognizes deferred tax liabilities for withholding taxes that may become payable, where applicable, upon the distribution of earnings and profits from foreign subsidiaries unless considered permanent in duration. As of
September
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

During the three and nine months ended September 30, 2019, the Company repurchased 13,300 shares and 338,578 shares of its common stock, respectively, under this program for an aggregate cost of $80 and $2,187, respectively.
During the three and nine months ended September 30, 2018, the Company repurchased 47,816 shares and 135,041 shares of its common stock, respectively, under this program for an aggregate cost of $424 and $1,430, respectively.
As of September 30, 2019, $83,542 remained under this program for future purchases.
23. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill by reporting unit. Goodwill allocated to the U.S. Business reporting unit is tested annually for impairment on April 30 th
. Goodwill allocated to the European Business reporting unit is tested annually for impairment on November 30 th
.

	Reporting Unit
	European Business (1)	U.S. Business	Total
Balance at January 1, 2019	$84,057	$1,799	$85,856
Changes	—	—	—

Balance at September 30, 2019	$84,057	$1,799	$85,856

(1)	The European Business is included in the Company’s International Business reportable segment.

The goodwill allocated to the European Business reporting unit is not deductible for tax purposes as the
ETFS Acquisition
was structured as a stock acquisition occurring in the United Kingdom. The goodwill allocated to the U.S. Business reporting unit is deductible for tax purposes.
Intangible Assets (Indefinite-Lived)

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Total
Balance at January 1, 2019	$601,247	$1,962	$603,209
Foreign currency translation	—	59	59

Balance at September 30, 2019	$601,247	$2,021	$603,268

ETFS
In connection with the ETFS Acquisition which was completed on April 11, 2018 (Note 3), the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. The fair value of the intangible assets was determined using an income approach (discounted cash flow analysis) which relied upon significant unobservable inputs including a revenue growth multiple of 3% to 4% and a weighted average cost of capital of 11.6%. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes. The Company has designated November 30 th
as its annual impairment testing date for these intangible assets.
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

3
3

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
Information concerning these reportable segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Business Segment
Operating revenues
Advisory fees	$41,950	$50,216	$127,537	$158,665
Other income	81	173	263	482

Total operating revenues	$42,031	$50,389	$127,800	$159,147

Total operating expenses	$(33,477)	$(33,774)	$(107,060)	$(115,442)

Other income/(expenses)
Interest expense	$(197)	$(196)	$(583)	$(369)
Interest income	793	719	2,390	2,293
Impairment	—	—	(572)	—
Other gains, net	235	318	326	26

Total other income/(expenses)	$831	$841	$1,561	$1,950

Total income before taxes (U.S. Business Segment)	$9,385	$17,456	$22,301	$45,655

International Business Segment (1)
Operating revenues
Advisory fees	$25,056	$21,463	$69,936	$45,248
Other income	631	718	1,760	1,854

Total operating revenues	$25,687	$22,181	$71,696	$47,102

Total operating expenses	$(18,110)	$(17,088)	$(53,711)	$(41,347)

Other income/(expenses)
Interest expense	$(2,635)	$(2,551)	$(8,051)	$(4,734)
(Loss)/gain on revaluation of deferred consideration – gold payments	(6,306)	7,732	(5,939)	17,630
Interest income	6	—	6	—
Other gains/(losses), net	608	(200)	(3,826)	(670)

Total other income/(expenses)	$(8,327)	$4,981	$(17,810)	$12,226

Total (loss)/income before taxes (International Business Segment)	$(750)	$10,074	$175	$17,981

Income/(loss) before income taxes
U.S. Business segment	$9,385	$17,456	$22,301	$45,655
International Business segment	(750)	10,074	175	17,981

Total income before income taxes	$8,635	$27,530	$22,476	$63,636

Assets are not reported by segment as such information is not utilized by the chief operating decision maker.

(1)	The financial results of ETFS are included in the International Business reportable segment as of April 11, 2018.

3
4

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
Executive Summary
Introduction
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are one of the leading ETP sponsors in the world based on assets under management, or AUM, with AUM of $60.0 billion globally as of September 30, 2019. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
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
Through our operating subsidiaries, we provide investment advisory and other management services to our ETPs collectively offering ETPs covering equity, commodity, fixed income, leveraged-and-inverse,
currency and alternative strategies. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETPs’ average daily AUM. Our expenses are predominantly related to selling, operating and marketing our ETPs. We have contracted with third parties to provide certain operational services for the ETPs. We distribute our ETPs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers primarily through our sales force. Our sales efforts are not directed towards the retail segment but rather are directed towards financial or investment advisers that act as intermediaries between the end-client
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
leveraged-and-inverse
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

Industry Developments
Custodial Platforms
Recently, several of the largest custodial platforms and online brokerage firms announced their decision to eliminate trading commissions for ETFs. Our arrangements with these platforms had offered us preferred or exclusive access for our products, enabling investors to purchase our ETFs without paying commissions. While exclusivity is no longer available, the elimination of commissions removes a component of trading costs previously affecting ETFs and is therefore a positive development for the ETF industry. ETF sponsors are also now better positioned to target access to all platforms, thereby creating additional opportunities. We expect cost savings going forward from the elimination of these arrangements.
ETF Rule Approved
On September 26, 2019, the SEC approved Rule
6c-11,
commonly referred to as the “ETF Rule,” which is designed to simplify the rules governing ETFs. The ETF Rule includes several items that will level the playing field for ETF issuers, including removing the need to file for exemptive relief in order to issue ETFs, removing the regulatory distinction between actively managed and index-based ETFs (including removing specific requirements associated with self-indexed ETFs) and making custom baskets available to all issuers subject to policy and procedure requirements. The rule also requires issuers to disclose a number of items in a standardized format on daily basis, including portfolio holdings and median bid-ask
spread over the prior
30-day
period. The rule will go into effect in December 2019 and issuers have one year to implement all necessary changes.
While the ETF Rule will further lower barriers to entry, we view the passage of the rule positively. The ETF Rule will allow for enhancements in indexes that we create and for broader product development opportunities associated with ETFs tracking such indexes. Wider use of custom baskets will promote efficiency in the creation and redemption process, which could lead to greater tax efficiency and liquidity and tighter bid-ask
spreads. Enhanced and uniform data disclosures also will increase transparency and help investors understand the costs and benefits of investing in ETFs.
Assets Under Management
WisdomTree ETPs
The chart below sets forth the asset mix of our ETPs at September 30, 2018, June 30, 2019 and September 30, 2019:

Over the last few years, concentrations in HEDJ, our European equity ETF which hedges exposure to the euro, and DXJ, our Japanese equity ETF which hedges exposure to the yen, have declined dramatically as negative investor sentiment toward these products has led to considerable net outflows. Recently, these outflows have largely been offset by strong inflows into our commodity, fixed income, U.S. equity and emerging markets products. During the nine months ended September 30, 2019 net inflows were $0.2 billion, or $2.7 billion excluding outflows from HEDJ and DXJ.

Market Environment
U.S., European and Japanese markets posted modest gains during the third quarter of 2019 as central banks continued providing accommodative monetary policies in the wake of global trade uncertainties and growth concerns. U.S. interest rates were reduced by 50 bps and Europe announced a new round of quantitative easing. Global growth concerns led investors to gravitate to safe investments, adversely impacting emerging markets and favorably impacting the price of gold.
During the third quarter of 2019, gold prices rose 5.4%, the S&P 500 rose 1.7% and the MSCI EAFE (local currency) rose 1.8%, while the MSCI Emerging Markets Index (U.S. dollar) declined 4.1%. In addition, the European and Japanese equities markets appreciated with the MSCI EMU Index and MSCI Japan Index rising 2.6% and 3.6%, respectively, both in local currency terms for the quarter. Also, the U.S. dollar strengthened 3.9% and 3.3% versus the euro and British pound, respectively, and was essentially unchanged versus the yen during the quarter.
U.S. listed ETF Industry Flows
As the charts below reflect, U.S. listed ETF net flows for the three months ended September 30, 2019 were $84.6 billion. U.S. equity, fixed income and commodities gathered the majority of those flows.

Source: Bloomberg, Investment Company Institute, WisdomTree
International ETP Industry Flows
As the charts below reflect, international ETP net flows were $30.0 billion for the three months ended September 30, 2019. Fixed income and equities gathered the majority of those flows.

Source: Morningstar

Business Segments
We operate as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in our U.S. Business and International Business segments.
U.S. Business Segment
Our U.S. Business segment included our Japan sales office, WTJ, which engaged in selling our U.S. listed ETFs to Japanese institutions. In July 2018, we determined to restructure our distribution strategy in Japan and expanded our existing relationship with Premia Partners Company Limited to manage distribution of our ETFs in Japan. As a result, WTJ has ceased operations and was liquidated during the three months ended September 30, 2019.
WTJ reported operating losses for the three months ended September 30, 2019 and 2018 of $0.1 million and $1.3 million, respectively, and for the nine months ended September 30, 2019 and 2018 of $0.6 million and $3.7 million, respectively. WTJ also recognized an impairment expense of $0.6 million in connection with the termination of its office lease during the nine months ended September 30, 2019.
International Business Segment
The International Business segment includes our European business and our Canadian business.
Our Operating and Financial Results
U.S. Business Segment
Our U.S. listed ETFs’ AUM decreased from $39.2 billion at June 30, 2019 to $37.6 billion at September 30, 2019 primarily due to net outflows and market depreciation.

International Business Segment
Our international ETPs’ AUM increased from $21.2 billion at June 30, 2019 to $22.4 billion at September 30, 2019 due to market appreciation and net inflows.

Consolidated Operating Results
The following table sets forth our revenues and net income for the most recent five quarters.

•
Revenues
– We recorded operating revenues of $67.7 million during the three months ended September 30, 2019, down 6.7% from the three months ended September 30, 2018 primarily due to lower average AUM of our U.S. Business segment, partly offset by higher average AUM of our International Business segment.

•	Expenses – Total operating expenses of $51.6 million for the three months ended September 30, 2019 were essentially unchanged from the three months ended September 30, 2018.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, (losses)/gains on revaluation of deferred consideration – gold payments, impairment and other gains and losses. For the three months ended September 30, 2018 and September 30, 2019, the gains/(losses) on revaluation of deferred consideration – gold payments were $7.7 million and ($6.3) million, respectively.

•
Net income
– Net income decreased 81.2% from the three months ended September 30, 2018 to $4.2 million, which was impacted by the change in revenues and expenses described above as well as a change in the (loss)/gain on revaluation of deferred consideration – gold payments of ($14.0) million.

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
GLOBAL ETPs (in millions)
Beginning of period assets	$60,389	$59,111	$59,970	$54,094	$48,936
Assets acquired	—	—	—	—	17,641
Inflows/(outflows)	(670)	337	(1,233)	227	(4,676)
Market appreciation/(depreciation)	474	941	403	5,959	(2,713)
Fund closures	(181)	—	—	(268)	(48)

End of period assets	$60,012	$60,389	$59,140	$60,012	$59,140

Average assets during the period	$60,314	$58,569	$59,460	$58,856	$56,162
Average ETF advisory fee during the period	0.44%	0.45%	0.48%	0.45%	0.49%
Number of ETFs – end of the period	366	536	535	366	535
U.S. LISTED ETFs (in millions)
Beginning of period assets	$39,220	$39,366	$41,340	$35,486	$46,827
Inflows/(outflows)	(1,197)	(166)	(878)	(1,217)	(4,276)
Market appreciation/(depreciation)	(431)	20	1,094	3,410	(947)
Fund closures	—	—	—	(87)	(48)

End of period assets	$37,592	$39,220	$41,556	$37,592	$41,556

Average assets during the period	$37,857	$38,945	$41,555	$38,288	$43,546
Average ETF advisory fee during the period	0.44%	0.44%	0.48%	0.45%	0.49%
Number of ETFs – end of the period	80	79	84	80	84
INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$21,169	$19,745	$18,630	$18,608	$2,109
Assets acquired	—	—	—	—	17,641
Inflows/(outflows)	527	503	(355)	1,444	(400)
Market appreciation/(depreciation)	905	921	(691)	2,549	(1,766)
Fund closures	(181)	—	—	(181)	—

End of period assets	$22,420	$21,169	$17,584	$22,420	$17,584

Average assets during the period	$22,457	$19,624	$17,905	$20,568	$12,616
Average ETP advisory fee during the period	0.44%	0.46%	0.48%	0.46%	0.48%
Number of ETPs—end of period	286	457	451	286	451
PRODUCT CATEGORIES (in millions)
Commodity & Currency
Beginning of period assets	$18,446	$16,978	$16,115	$16,214	$426
Assets acquired	—	—	—	—	16,778
Inflows/(outflows)	558	563	(418)	1,347	(510)
Market appreciation/(depreciation)	973	905	(699)	2,416	(1,696)

End of period assets	$19,977	$18,446	$14,998	$19,977	$14,998

Average assets during the period	$19,804	$16,906	$15,330	$17,902	$10,334
U.S. Equity
Beginning of period assets	$16,021	$15,880	$14,301	$13,334	$14,234
Inflows/(outflows)	242	103	347	977	507
Market appreciation/(depreciation)	153	38	538	2,105	445

End of period assets	$16,416	$16,021	$15,186	$16,416	$15,186

Average assets during the period	$16,004	$15,808	$14,950	$15,586	$14,364
International Developed Market Equity
Beginning of period assets	$13,690	$14,416	$20,218	$14,532	$25,836
Inflows/(outflows)	(1,001)	(729)	(1,277)	(3,283)	(5,492)
Market appreciation/(depreciation)	(145)	3	647	1,295	(756)

End of period assets	$12,544	$13,690	$19,588	$12,544	$19,588

Average assets during the period	$12,750	$13,960	$19,796	$13,744	$22,137

	Three Months Ended			Nine Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Emerging Market Equity
Beginning of period assets	$6,090	$5,730	$5,643	$5,278	$5,887
Inflows/(outflows)	173	367	(216)	456	88
Market appreciation/(depreciation)	(449)	(7)	(81)	80	(629)

End of period assets	$5,814	$6,090	$5,346	$5,814	$5,346

Average assets during the period	$5,851	$5,785	$5,548	$5,712	$5,974
Fixed Income
Beginning of period assets	$4,258	$4,023	$1,400	$2,570	$844
Inflows/(outflows)	(582)	208	329	1,044	930
Market appreciation/(depreciation)	(21)	27	(9)	41	(54)

End of period assets	$3,655	$4,258	$1,720	$3,655	$1,720

Average assets during the period	$4,050	$4,119	$1,536	$3,893	$1,249
Leveraged & Inverse
Beginning of period assets	$1,149	$1,226	$1,340	$1,083	$930
Assets acquired	—	—	—	—	863
Inflows/(outflows)	(5)	(63)	(70)	14	(245)
Market appreciation/(depreciation)	(6)	(14)	(20)	41	(298)

End of period assets	$1,138	$1,149	$1,250	$1,138	$1,250

Average assets during the period	$1,170	$1,199	$1,294	$1,194	$1,193
Alternatives
Beginning of period assets	$514	$628	$578	$755	$582
Inflows/(outflows)	(48)	(108)	72	(296)	68
Market appreciation/(depreciation)	2	(6)	24	9	24

End of period assets	$468	$514	$674	$468	$674

Average assets during the period	$490	$574	$628	$577	$579
Closed ETPs
Beginning of period assets	$221	$230	$375	$328	$197
Inflows/(outflows)	(7)	(4)	—	(32)	(22)
Market appreciation/(depreciation)	(33)	(5)	3	(28)	251
Fund closures	(181)	—	—	(268)	(48)

End of period assets	$—	$221	$378	$—	$378

Average assets during the period	$195	$218	$378	$247	$332

Headcount: U.S. Business Segment	142	143	151	142	151
Headcount: International Business Segment	70	71	76	70	76

Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Selected Operating and Financial Information

	Three Months Ended September 30,		Change	Percent Change
	2019	2018
Global AUM (in millions)
Average global AUM	$60,314	$59,460	$854	1.4%

Operating Revenues (in thousands)
Advisory fees	$67,006	$71,679	$(4,673)	(6.5%)
Other income	712	891	(179)	(20.1%)

Total revenues	$67,718	$72,570	$(4,852)	(6.7%)

Average Global AUM
Our average global AUM increased 1.4% from $59.5 billion at September 30, 2018 to $60.3 billion at September 30, 2019 due to market appreciation and net inflows. Over the trailing twelve months net inflows were $0.5 million, primarily due to inflows into our commodity, fixed income, U.S. equity and emerging market ETPs, largely offset by $4.3 billion of outflows from HEDJ and DXJ.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 6.5% from $71.7 million during the three months ended September 30, 2018 to $67.0 million in the comparable period in 2019 due to lower average AUM of our U.S. Business segment, partly offset by higher average AUM of our International Business segment. Our average global ETP advisory fee declined 4 basis points, from 0.48% during the three months ended September 30, 2018 to 0.44% during the three months ended September 30, 2019 primarily due to a change in product mix in our U.S. Business segment.
Other income
Other income decreased 20.1% from $0.9 million during the three months ended September 30, 2018 to $0.7 million in the comparable period in 2019 primarily due to lower creation/redemption fees of our International Business segment.
Operating Expenses

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2019	2018
Compensation and benefits	$18,880	$17,544	$1,336	7.6%
Fund management and administration	15,110	15,292	(182)	(1.2%)
Marketing and advertising	3,022	3,239	(217)	(6.7%)
Sales and business development	4,354	3,801	553	14.5%
Contractual gold payments	3,502	2,880	622	21.6%
Professional and consulting fees	1,259	1,934	(675)	(34.9%)
Occupancy, communications and equipment	1,549	1,722	(173)	(10.0%)
Depreciation and amortization	259	306	(47)	(15.4%)
Third-party distribution fees	1,503	1,407	96	6.8%
Acquisition-related costs	190	456	(266)	(58.3%)
Other	1,959	2,281	(322)	(14.1%)

Total expenses	$51,587	$50,862	$725	1.4%

	Three Months Ended September 30,
As a Percent of Revenues:	2019	2018
Compensation and benefits	27.9%	24.2%
Fund management and administration	22.3%	21.1%
Marketing and advertising	4.5%	4.4%
Sales and business development	6.5%	5.2%

	Three Months Ended September 30,
As a Percent of Revenues:	2019	2018
Contractual gold payments	5.2%	4.0%
Professional and consulting fees	1.9%	2.7%
Occupancy, communications and equipment	2.2%	2.4%
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	2.2%	2.0%
Acquisition-related costs	0.2%	0.6%
Other	2.9%	3.1%

Total expenses	76.2%	70.1%

Compensation and benefits
Compensation and benefits expense increased 7.6% from $17.5 million during the three months ended September 30, 2018 to $18.9 million in the comparable period in 2019 due to higher incentive compensation. Headcount of our U.S. Business segment was 151 and our International Business segment was 76 at September 30, 2018 compared to 142 and 70, respectively, at September 30, 2019.
Fund management and administration
Fund management and administration expense decreased 1.2% from $15.3 million during the three months ended September 30, 2018 to $15.1 million in the comparable period in 2019 primarily due to lower variable fees associated with lower average AUM of our U.S. Business segment, partly offset by higher average AUM of our International Business segment. We had 84 U.S. listed ETFs and 451 International listed ETPs at September 30, 2018 compared to 80 U.S. listed ETFs and 286 International listed ETPs at September 30, 2019.
Marketing and advertising
Marketing and advertising expense decreased 6.7% from $3.2 million during the three months ended September 30, 2018 to $3.0 million in the comparable period in 2019 due to lower spending in our International Business segment.
Sales and business development
Sales and business development expense increased 14.5% from $3.8 million during the three months ended September 30, 2018 to $4.4 million in the comparable period in 2019 primarily due to higher spending on sales related activities in our U.S. Business segment.
Contractual gold payments
Contractual gold payments expense increased 21.6% from $2.9 million during the three months ended September 30, 2018 to $3.5 million in the comparable period in 2019. This expense was associated with the payment of 2,375 ounces of gold and was calculated using the average daily spot price of $1,213 and $1,474 per ounce during the three months ended September 2018 and 2019, respectively.
Professional and consulting fees
Professional and consulting fees decreased 34.9% from $1.9 million during the three months ended September 30, 2018 to $1.3 million in the comparable period in 2019 due to lower spending on corporate consulting-related expenses.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 10.0% from $1.7 million during the three months ended September 30, 2018 to $1.5 million in the comparable period in 2019 due to the closure of our office in Japan.
Depreciation and amortization
Depreciation and amortization expense decreased 15.4% from the three months ended September 30, 2018 to $0.3 million primarily due to the closure of our office in Japan.
Third-party distribution fees
Third-party distribution fees were essentially unchanged from the three months ended September 30, 2018.

Acquisition-related costs
Acquisition-related costs decreased 58.3% from $0.5 million during the three months ended September 30, 2018 to $0.2 million in the comparable period in 2019 as the integration of ETFS is essentially complete. Costs incurred during the current period were associated with the rationalization of our product offering in Europe following our acquisition of ETFS.
Other
Other expenses decreased 14.1% from the three months ended September 30, 2018 to $2.0 million primarily due to lower levels of administrative spending.
Other Income/(Expenses)

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2019	2018
Interest expense	$(2,832)	$(2,747)	$(85)	3.1%
(Loss)/gain on revaluation of deferred consideration	(6,306)	7,732	(14,038)	n/a
Interest income	799	719	80	11.1%
Other gains, net	843	118	725	614.4%

Total other income/(expenses)	$(7,496)	$5,822	$(13,318)	n/a

	Three Months Ended September 30,
As a Percent of Revenues:	2019	2018
Interest expense	(4.2%)	(3.8%)
(Loss)/gain on revaluation of deferred consideration	(9.3%)	10.7%
Interest income	1.1%	1.0%
Other gains, net	1.2%	0.1%

Total other income/(expenses)	(11.2%)	8.0%

Interest expense
Interest expense increased 3.1% from $2.7 million during the three months ended September 30, 2018 to $2.8 million in the comparable period in 2019 due to higher interest rates. Our effective interest rate during the three months ended September 30, 2018 and September 30, 2019 was 5.1% and 5.2%, respectively, and includes our cost of borrowing and amortization of issuance costs.
(Loss)/gain on revaluation of deferred consideration – gold payments
We recognized a gain on revaluation of deferred consideration of $7.7 million during the three months ended September 30, 2018 as compared to a loss of ($6.3) million during the three months ended September 30, 2019. The loss in the current quarter was due to an increase in the price of gold and the steepening of the forward-looking gold curve when compared to the forward-looking gold curve on June 30, 2019, the date on which the deferred consideration was last measured. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 11.1% from $0.7 million during the three months ended September 30, 2018 to $0.8 million in the comparable period in 2019 primarily due to higher paid-in-kind
interest, or PIK, on notes receivable from AdvisorEngine.
Other gains, net
Other gains, net were $0.1 million and $0.8 million during the three months ended September 30, 2018 and 2019, respectively. Included in the three months ended September 30, 2019 is a gain of $0.4 million from the recognition of the foreign currency translation adjustment upon the liquidation of our Japan business. In addition, gains and losses generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income taxes
Our effective income tax rate for the three months ended September 30, 2019 of 51.9% resulted in income tax expense of $4.5 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, a non-deductible
loss on revaluation of deferred consideration,
non-deductible
executive compensation and state and local taxes, partly offset by a lower tax rate on foreign earnings.

Our effective income tax rate for the three months ended September 30, 2018 of 19.9% resulted in income tax expense of $5.5 million. Our tax rate differs from the federal statutory tax rate of 21% primarily due to the non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings, partly offset by a valuation allowance on foreign net operating losses and state and local income taxes.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Selected Operating and Financial Information

	Nine Months Ended September 30,		Change	Percent Change
	2019	2018
Global AUM (in millions)
Average global AUM	$58,856	$56,162	$2,694	4.8%

Operating Revenues (in thousands)
Advisory fees	$197,473	$203,913	$(6,440)	(3.2%)
Other income	2,023	2,336	(313)	(13.4%)

Total revenues	$199,496	$206,249	$(6,753)	(3.3%)

Average Global AUM
Our average global AUM increased 4.8% from $56.2 billion during the nine months ended September 30, 2018 to $58.9 billion in the comparable period in 2019 primarily due to the inclusion of AUM from ETFS for the entire nine months of 2019, market appreciation and net inflows into our commodity, fixed income, U.S. equity and emerging market ETPs, largely offset by outflows from HEDJ and DXJ.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 3.2% from $203.9 million during the nine months ended September 30, 2018 to $197.5 million in the comparable period in 2019 due to a 4 basis point decline in our average global ETP advisory fee and lower average AUM of our U.S. Business segment, partly offset by higher revenues earned from the ETFS acquired business, which were recognized for the entire nine months of 2019.
Other income
Other income decreased 13.4% from $2.3 million during the nine months ended September 30, 2018 to $2.0 million in the comparable period in 2019 primarily due lower licensing fee revenues of our U.S. Business segment.
Operating Expenses

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2019	2018
Compensation and benefits	$61,481	$55,677	$5,804	10.4%
Fund management and administration	45,852	40,825	5,027	12.3%
Marketing and advertising	8,612	10,212	(1,600)	(15.7%)
Sales and business development	12,947	12,117	830	6.8%
Contractual gold payments	9,710	5,595	4,115	73.5%
Professional and consulting fees	4,037	5,130	(1,093)	(21.3%)
Occupancy, communications and equipment	4,715	4,659	56	1.2%
Depreciation and amortization	792	998	(206)	(20.6%)
Third-party distribution fees	5,822	4,798	1,024	21.3%
Acquisition-related costs	536	10,446	(9,910)	(94.9%)
Other	6,267	6,332	(65)	(1.0%)

Total expenses	$160,771	$156,789	$3,982	2.5%

As a Percent of Revenues:	Nine Months Ended September 30,
	2019	2018
Compensation and benefits	30.8%	27.0%
Fund management and administration	23.0%	19.8%
Marketing and advertising	4.3%	5.0%
Sales and business development	6.5%	5.9%
Contractual gold payments	4.9%	2.7%
Professional and consulting fees	2.0%	2.4%
Occupancy, communications and equipment	2.4%	2.3%
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	2.9%	2.3%
Acquisition-related costs	0.3%	5.1%
Other	3.1%	3.1%

Total expenses	80.6%	76.0%

Compensation and benefits
Compensation and benefits expense increased 10.4% from $55.7 million during the nine months ended September 30, 2018 to $61.5 million in the comparable period in 2019 primarily due severance expense of $3.5 million, the effect of the ETFS Acquisition for the entire nine months of 2019, and higher incentive compensation, partly offset by lower headcount related expenses.
Fund management and administration
Fund management and administration expense increased 12.3% from $40.8 million during the nine months ended September 30, 2018 to $45.9 million in the comparable period in 2019 primarily due to the effect of the ETFS Acquisition for the entire nine months of 2019, partly offset by lower average AUM of our U.S. Business segment.
Marketing and advertising
Marketing and advertising expense decreased 15.7% from $10.2 million during the nine months ended September 30, 2018 to $8.6 million in the comparable period in 2019 primarily due to lower spending in our U.S. Business segment.
Sales and business development
Sales and business development expense increased 6.8% from $12.1 million during the nine months ended September 30, 2018 to $12.9 million in the comparable period in 2019 primarily due to the effect of the ETFS Acquisition for the entire nine months of 2019.
Contractual gold payments
Contractual gold payments expense increased 73.5% from $5.6 million during the period April 11, 2018 through September 30, 2018 to $9.7 million during the nine months ended September 30, 2019. This expense was associated with the payment of 7,125 ounces of gold (4,460 ounces for the period April 11 through September 30, 2018) and was calculated using the average daily spot price of $1,255 and $1,363 per ounce during the year to date periods of 2018 and 2019, respectively.
Professional and consulting fees
Professional and consulting fees decreased 21.3% from $5.1 million during the nine months ended September 30, 2018 to $4.0 million in the comparable period in 2019 due to lower spending on corporate consulting-related expenses of our U.S. Business segment.
Occupancy, communications and equipment
Occupancy, communications and equipment expense was essentially unchanged from the nine months ended September 30, 2018.
Depreciation and amortization
Depreciation and amortization expense decreased 20.6% from $1.0 million during the nine months ended September 30, 2018 to $0.8 million in the comparable period in 2019 primarily due to the closure of our office in Japan.

Third-party distribution fees
Third-party distribution fees increased 21.3% from $4.8 million during the nine months ended September 30, 2018 to $5.8 million in the comparable period in 2019 primarily due to higher fees paid for platform relationships partly offset by lower fees paid to our third-party marketing agent in Latin America.
Acquisition-related costs
Acquisition-related costs decreased 94.9% from $10.4 million during the nine months ended September 30, 2018 to $0.5 million in the comparable period in 2019 as the integration of ETFS is essentially complete.
Other
Other expenses were essentially unchanged from the nine months ended September 30, 2018.
Other Income/(Expenses)

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2019	2018
Interest expense	$(8,634)	$(5,103)	$(3,531)	69.2%
(Loss)/gain on revaluation of deferred consideration	(5,939)	17,630	(23,569)	n/a
Interest income	2,396	2,293	103	4.5%
Impairments	(572)	—	(572)	n/a
Other losses, net	(3,500)	(644)	(2,856)	443.5%

Total other income/(expenses)	$(16,249)	$14,176	$(30,425)	n/a

As a Percent of Revenues:	Nine Months Ended September 30,
	2019	2018
Interest expense	(4.3%)	(2.5%)
(Loss)/gain on revaluation of deferred consideration	(3.0%)	8.5%
Interest income	1.2%	1.1%
Impairment	(0.3%)	n/a
Other losses, net	(1.7%)	(0.3%)

Total other income/(expenses)	(8.1%)	6.8%

Interest expense
Interest expense increased 69.2% from $5.1 million during the nine months ended September 30, 2018 to $8.6 million in the comparable period in 2019 as borrowing under our term loan commenced on April 11, 2018. In addition, the increase was attributable to higher interest rates. Our effective interest rate during April 11, 2018 through September 30, 2018 and during the nine months ended September 30, 2019 was 5.0% and 5.2%, respectively, and includes our cost of borrowing and amortization of issuance costs.
(Loss)/gain on revaluation of deferred consideration
We recognized a gain on revaluation of deferred consideration of $17.6 million during the nine months ended September 30, 2018 as compared to a loss of ($5.9) million during the nine months ended September 30, 2019. The loss in the current year was due to an increase in the price of gold, partly offset by the flattening of the forward-looking curve when compared to the forward-looking curve on December 31, 2018. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income was essentially unchanged from the nine months ended September 30, 2018 as PIK interest received on notes receivable from AdvisorEngine was offset by the maturity of our short-term investment grade portfolio which occurred in the prior year.

Impairment
We recognized a $0.6 million impairment during the nine months ended September 30, 2019 in connection with the termination of our Japan office lease.
Other losses, net
Other losses, net were $0.6 million and $3.5 million during the nine months ended September 30, 2018 and 2019, respectively. Included in the loss recognized during the nine months ended September 30, 2019 is a charge of $4.3 million arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations in connection with the ETFS Acquisition. An equal and offsetting benefit has been recognized in income tax expense. Also included in the nine months ended September 30, 2019 is a gain of $0.4 million from the recognition of the foreign currency translation adjustment upon the liquidation of our Japan business. In addition, gains and losses generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income taxes
Our effective income tax rate during the nine months ended September 30, 2019 of 31.2% resulted in income tax expense of $7.0 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, a non-deductible
loss on revaluation of deferred consideration, state and local income taxes and tax shortfalls associated with the vesting and exercise of stock-based compensation awards, partly offset by a $4.3 million reduction in unrecognized tax benefits and a lower tax rate on foreign earnings.
Our effective income tax rate for the nine months ended September 30, 2018 of 24.3% resulted in income tax expense of $15.4 million. Our tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, state and local income taxes and non-deductible
acquisition-related costs, partly offset by the
non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings.

Segment Results
The table below presents the results of our U.S. Business and International Business reportable segments (in thousands, except for average assets during the period, which are in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Business Segment
Operating revenues
Advisory fees	$41,950	$50,216	$127,537	$158,665
Other income	81	173	263	482

Total operating revenues	$42,031	$50,389	$127,800	$159,147

Total operating expenses	$(33,477)	$(33,774)	$(107,060)	$(115,442)

Other income/(expenses)
Interest expense	$(197)	$(196)	$(583)	$(369)
Interest income	793	719	2,390	2,293
Impairment	—	—	(572)	—
Other gains, net	235	318	326	26

Total other income	$831	$841	$1,561	$1,950

Total income before income taxes (U.S. Business Segment)	$9,385	$17,456	$22,301	$45,655

Average assets during the period (in millions)	$37,857	$41,555	$38,288	$43,546
Average ETF advisory fee during the period	0.44%	0.48%	0.45%	0.49%
International Business Segment
Operating revenues
Advisory fees	$25,056	$21,463	$69,936	$45,248
Other income	631	718	1,760	1,854

Total operating revenues	$25,687	$22,181	$71,696	$47,102

Total operating expenses	$(18,110)	$(17,088)	$(53,711)	$(41,347)

Other income/(expenses)
Interest expense	$(2,635)	$(2,551)	$(8,051)	$(4,734)
(Loss)/gain on revaluation of deferred consideration – gold payments	(6,306)	7,732	(5,939)	17,630
Interest income	6	—	6	—
Other gains and losses, net	608	(200)	(3,826)	(670)

Total other income/(expenses)	$(8,327)	$4,981	$(17,810)	$12,226

Total (loss)/income before income taxes (International Business Segment)	$(750)	$10,074	$175	$17,981

Average assets during the period (in millions)	$22,457	$17,905	$20,568	$12,616
Average ETP advisory fee during the period	0.44%	0.48%	0.46%	0.48%
Income/(loss) before income taxes
U.S. Business segment	$9,385	$17,456	$22,301	$45,655
International Business segment	(750)	10,074	175	17,981

Total income before income taxes	$8,635	$27,530	$22,476	$63,636

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
U.S. Business segment
Operating revenues decreased 16.6% from $50.4 million during the three months ended September 30, 2018 to $42.0 million in the comparable period in 2019. The decrease was attributable to lower average AUM due to net outflows from HEDJ and DXJ, market depreciation and lower average U.S. listed ETF advisory fees due to a change in product mix. These decreases were partly offset by net inflows into our fixed income, U.S. equity and emerging markets ETFs. Our average U.S. ETF advisory fee was 0.48% and 0.44% during the three months ended September 30, 2018 and 2019, respectively.
Operating expenses of $33.5 million during the three months ended September 30, 2019 were essentially unchanged from the three months ended September 30, 2018 as lower fund management and administration expenses and professional fees were largely offset by higher incentive compensation and higher sales and business development expenses. Headcount of our U.S. Business segment was 151 and 142 at September 30, 2018 and 2019, respectively.
Other income/(expenses) were $0.8 million during the three months ended September 30, 2019, which were comprised of interest income of $0.8 million and other net gains of $0.2 million which were partly offset by interest expense of ($0.2) million. Other income/(expenses) for the three months ended September 30, 2018 were $0.8 million, which were comprised of interest income of $0.7 million and other net gains of $0.3 million, partly offset by interest expense of ($0.2) million.
International Business segment
Operating revenues increased 15.8% from $22.2 million during the three months ended September 30, 2018 to $25.7 million in the comparable period in 2019. The increase was attributable to higher average AUM due to net inflows into our commodity ETPs and market appreciation. These increases were partly offset by lower average International listed ETP advisory fees due to a change in product mix. Our average International listed ETP advisory fee was 0.48% and 0.44% during the three months ended September 30, 2018 and 2019, respectively.
Operating expenses increased 6.0% from $17.1 million during the three months ended September 30, 2018 to $18.1 million in the comparable period in 2019 primarily due to higher fund management and administration expenses and higher contractual gold payments. Headcount of our International Business segment was 76 and 70 at September 30, 2018 and 2019, respectively.
Other income/(expenses) were ($8.3) million during the three months ended September 30, 2019, which were comprised of a loss on revaluation of deferred consideration of ($6.3) million and interest expense of ($2.6) million, partly offset by and other net gains of $0.6 million. Other income/(expenses) for the three months ended September 30, 2018 were $5.0 million and were comprised of a gain on revaluation of deferred consideration of $7.7 million, partly offset by interest expense of ($2.5) million and other net losses of ($0.2) million.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
U.S. Business segment
Operating revenues decreased 19.7% from $159.1 million during the nine months ended September 30, 2018 to $127.8 million in the comparable period in 2019. The decrease was attributable due to lower average AUM and a 4 basis point decrease in our average U.S. listed ETF advisory fees due to a change in product mix. See “Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018” above for additional information. Our average U.S. ETF advisory fee was 0.49% and 0.45% during the nine months ended September 30, 2018 and 2019, respectively.
Operating expenses decreased 7.3% from $115.4 million during the nine months ended September 30, 2018 to $107.1 million in the comparable period in 2019 primarily due to lower acquisition-related costs, lower fund management and administration expense, and lower marketing and advertising expense. These decreases were partly offset by severance expense of $3.4 million, higher incentive compensation and higher third-party distribution fees.
Other income/(expenses) were $1.6 million during the nine months ended September 30, 2019, which were comprised of interest income of $2.4 million and other net gains of $0.3 million, partly offset by an impairment of ($0.6) million recognized in connection with the termination of our Japan office lease and interest expense of ($0.6) million. Other income/(expenses) for the nine months ended September 30, 2018 were $1.9 million and were comprised of interest income of $2.3 million, partly offset by interest expense of ($0.4) million.

International Business segment
Operating revenues increased 52.2% from $47.1 million during the nine months ended September 30, 2018 to $71.7 million in the comparable period in 2019 primarily due higher revenues earned from ETFS, which were recognized for the entire nine months of 2019. This increase was partly offset by a 2 basis point decrease in our average International listed ETP advisory fee due to a change in product mix. Our average International listed ETP advisory fee was 0.48% and 0.46% during the nine months ended September 30, 2018 and 2019, respectively.
Operating expenses increased 29.9% from $41.3 million during the nine months ended September 30, 2018 to $53.7 million in the comparable period in 2019 primarily due to higher expenses from ETFS, which were recognized for the entire nine months of 2019. These increases were partly offset by lower acquisition-related costs.
Other income/(expenses) were ($17.8) million during the nine months ended September 30, 2019, which were comprised of interest expense of ($8.1) million, a loss on revaluation of deferred consideration of ($5.9) million and other net losses of ($3.8) million. Other net losses primarily arose from the reduction of a tax-related
indemnification asset upon the expiration of the statute of limitations. Other income/(expenses) for the nine months ended September 30, 2018 were $12.2 million and were comprised of a gain on revaluation of deferred consideration of $17.6 million, partly offset by interest expense of ($4.7) million and other net losses of ($0.7) million.
Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2019	December 31, 2018
Balance Sheet Data (in thousands) :
Cash and cash equivalents	$88,575	$77,784
Accounts receivable	24,381	25,834
Securities held-to-maturity	17,796	20,180
Securities owned, at fair value	3,376	8,873

Total: Liquid assets	134,128	132,671
Less: Total current liabilities	(71,477)	(62,801)
Less: Net liquid asset requirement – certain subsidiaries (International Business segment)	(12,106)	(11,005)

Subtotal	50,545	58,865
Plus: Revolving credit facility – available capacity	15,810	50,000

Total: Available liquidity	$66,355	$108,865

	Nine Months Ended September 30,
	2019	2018
Cash Flow Data (in thousands) :
Operating cash flows	$43,081	$30,200
Investing cash flows	498	(181,764)
Financing cash flows	(32,403)	175,654
Foreign exchange rate effect	(385)	(1,158)

Increase in cash and cash equivalents	$10,791	$22,932

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

Cash and cash equivalents increased $10.8 million during the nine months ended September 30, 2019 due to net cash provided by operating activities of $43.1 million and $2.3 million from held-to-maturity
securities called or maturing during the period. These increases were partly offset by $15.3 million used to pay dividends on our common stock, $15.0 million used to partially repay our long-term debt, $2.2 million used to repurchase our common stock and $1.8 million used to fund AdvisorEngine notes receivable and $0.3 million used for other activities.
Cash and cash equivalents increased $22.9 million in the nine months ended September 30, 2018 due to $200.0 of million proceeds from the issuance of long-term debt, $64.5 million from sales and maturities of debt securities available-for-sale,
$30.2 million of cash generated by our operating activities and $1.1 million from held-to-maturity
securities called or maturing during the period. These increases were partly offset by $239.3 million of cash paid upon closing of the ETFS Acquisition, net of cash acquired, $14.2 million used to pay dividends on our common stock, $8.7 million used to pay credit facility issuance costs, $8.0 million used to fund the AdvisorEngine unsecured non-convertible
note receivable, $1.4 million used to repurchase our common stock and $1.3 million used for other activities.
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
In connection with our capital management strategy, we used $15.0 million of our available capital during the three months ended September 30, 2019 to begin to pay down our long-term debt.
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
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries of our International Business segment are required to maintain a minimum level of net liquid assets, which at September 30, 2019 was approximately $12.1 million in the aggregate. Notwithstanding these net liquid asset requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. As part of our capital management, we use available capital to pay down our long-term debt. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans. As previously mentioned, under the terms of the credit agreement, we are subject to various covenants including compliance with the Total Leverage Ratio. A quarterly dividend payment in excess of $0.03 per share and repurchases of our common stock (excluding purchases of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations) are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the cash dividend payment or stock repurchase is made.
During the three months ended September 30, 2019, we repurchased 13,300 shares of our common stock under the repurchase program for an aggregate cost of $0.1 million. At September 30, 2019, $83.5 million remained under this program for future purchases.
Contractual Obligations
The following table summarizes our future cash payments associated with contractual obligations as of September 30, 2019:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term Loan	$185,000	$—	$185,000	$—	$—
Operating leases	31,086	3,671	6,076	5,948	15,391

Total	$216,086	$3,671	$191,076	$5,948	$15,391

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

For impairment testing purposes, goodwill has been allocated to our U.S. Business reporting unit which is assessed annually for impairment on April 30 th
. In addition, goodwill arising from the ETFS Acquisition (Note 3 to our Consolidated Financial Statements) has been allocated to the European Business reporting unit included in the International Business reportable segment and assessed annually for impairment on November 30 th
. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the market approach and our market capitalization when determining the fair value of our reporting units. Goodwill allocated to our U.S. Business reporting unit was assessed for impairment as of April 30, 2019. The results of this analysis indicated no impairment.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and other securities which totaled $27.4 million and $30.8 million as of December 31, 2018 and September 30, 2019, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.
In addition, in connection with the ETFS Acquisition, we obtained a $250.0 million Credit Facility. Interest rate risk is not significant as borrowings under these facilities accrue interest at variable rates (Note 12 to our Consolidated Financial Statements).
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
Commodity Price Risk
The completion of the ETFS Acquisition has provided us with an industry leading position in European-listed gold and commodity products. Fluctuations in the prices of commodities that are linked to certain of these ETPs could have a material adverse effect on ETFS’s AUM and revenues. In addition, a portion of the advisory fee revenues we receive on our ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation that we assumed in connection with the ETFS Acquisition (Note 11 to our Consolidated Financial Statements). While we may readily sell the gold that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of gold and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this gold exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2019 to July 31, 2019	9,789	$6.31	9,789
August 1, 2019 to August 31, 2019	—	$—	—
September 1, 2019 to September 30, 2019	3,511	$5.13	3,511

Total	13,300	$6.00	13,300	$83,542

(1)	On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. During the three months ended September 30, 2019, we repurchased 13,300 shares of our common stock under this program for an aggregate cost of approximately $0.1 million. As of September 30, 2019, $83.5 million remained under this program for future purchases. Under the terms of the credit agreement, share repurchases are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the stock repurchase is made. However, our ability to purchase shares of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations is not restricted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

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

101 (1)
Financial Statements from the Quarterly Report on Form
10-Q
of the Company for the three months ended September 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and September 30, 2018 (Unaudited) (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 1 st
day of November 2019.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Accounting Officer
(Principal Accounting Officer)