Form 10-K
period 2019-12-31
WisdomTree Investments, Inc.
filed 2020-02-28
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31,
201
9
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

.
Commission File Number
001-10932

WisdomTree Investments, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 Park Avenue, 35 th Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

212-801-2080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 par value	WETF	The NASDAQ Stock Market LLC

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
12b-2
of the Exchange Act).    Yes
☐
    No
☒
At June
28, 2019
, the aggregate market value of the registrant’s Common Stock held by non-affiliates
(computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June
28, 2019
) was $812,553,857. At February
19
, 2020
, there were 156,436,919 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in
2020
, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE INVESTMENTS, INC.
Form
10-K
For the Fiscal Year Ended December 31, 2019

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree Investments, Inc. and its subsidiaries.
WisdomTree
®
and Modern Alpha
®
are registered trademarks of WisdomTree Investments, Inc. in the United States and in other countries. All other trademarks are the property of their respective owners.
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

Our Company
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $63.6 billion globally as of December 31, 2019. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
Our family of ETFs includes funds that track our own indexes, funds that track third-party indexes and actively managed funds. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other ETF industry indexes use a capitalization weighted methodology. We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers primarily through our sales force. Our sales efforts are not directed towards the retail segment but rather are directed towards financial or investment advisers that act as intermediaries between the end-client
and us.
We focus on creating ETFs for investors that offer thoughtful innovation, smart engineering and redefined investing. We have launched many first-to-market
ETFs and pioneered alternative weighting and performance methods commonly referred to as “smart beta.” However, our U.S. listed ETFs are not beta, but rather an investment approach we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective ETFs that are built to perform.
We strive to deliver a better investing experience through innovative solutions. Continued investments in technology-enabled services and our Advisor Solutions program, which includes portfolio construction, asset allocation, practice management services and digital tools for financial advisors, are meant to differentiate us in the market, expand our distribution and further enhance our relationships with financial advisors.
We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc. and ultimately renamed WisdomTree Investments, Inc. on September 6, 2005.

Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income,
leveraged-and-inverse,
currency and alternative strategies. The chart below sets forth the asset mix of our ETPs for the last three years:

Our concentrations in the WisdomTree Europe Hedged Equity Fund, or HEDJ, our European equity ETF which hedges exposure to the euro, and the WisdomTree Japan Hedged Equity Fund, or DXJ, our Japanese equity ETF which hedges exposure to the yen, have declined dramatically over the last three years from 35% at December 31, 2017 to 10% at December 31, 2019, as negative investor sentiment toward these strategies led to net outflows of $13.0 billion during this timeframe. These outflows largely have been offset by strong inflows into our U.S. equity, fixed income, commodity and emerging markets products. During the years ended December 31, 2017, 2018 and 2019, net inflows were $3.7 billion, $3.2 billion and $3.3 billion, respectively, excluding outflows from HEDJ and DXJ.
Acquisition of ETFS
In April 2018, we acquired the European exchange-traded commodity, currency and leveraged-and-inverse
business of ETFS Capital Limited, or ETFS Capital. Throughout this Report, we refer to the acquired business as ETFS and the acquisition as the ETFS Acquisition. Following the ETFS Acquisition we became the largest global independent ETP provider based on AUM, with significant scale and presence in the U.S. and Europe, the two largest ETP markets. The ETFS Acquisition diversified our investment theme concentrations by adding European-listed gold and commodity products.
Our Operating and Financial Results
We operate as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in our U.S. Business and International Business segments.

U.S. Business Segment
Our U.S. listed ETFs’ AUM increased from $35.5 billion at December 31, 2018 to $40.6 billion at December 31, 2019 due to market appreciation and net inflows into our U.S. equity, fixed income and emerging markets ETFs. These increases were partly offset by outflows from our international equity ETFs and HEDJ/DXJ.

Our U.S. Business segment included our Japan sales office, WTJ, which engaged in selling our U.S. listed ETFs to Japanese institutions. In July 2018, we determined to restructure our distribution strategy in Japan and expanded our existing relationship with Premia Partners Company Limited to manage distribution of our ETFs in Japan. As a result, WTJ has ceased operations and was liquidated during the year ended December 31, 2019.
WTJ reported operating losses during the years ended December 31, 2017, 2018 and 2019 of $4.6 million, $4.5 million and $0.6 million, respectively.

International Business Segment
Our international ETPs’ AUM increased from $18.6 billion at December 31, 2018 to $23.0 billion at December 31, 2019 due to market appreciation and net inflows into our commodity ETPs. The increase in our AUM from December 31, 2017 to December 31, 2018 was primarily due to the $17.6 billion of AUM acquired in connection with the ETFS Acquisition.

The AUM shown above includes $0.3 billion, $0.5 billion and $0.8 billion of AUM from our Canadian business at December 31, 2017, 2018 and 2019, respectively. On November 6, 2019, we entered into a definitive agreement to sell all of the outstanding shares of our wholly-owned Canadian subsidiary, WisdomTree Asset Management Canada, Inc., or WTAMC, to CI Financial Corp. On February 19, 2020, we completed the sale of WTAMC, with CI Financial paying CDN $5.0 million (USD $3.8 million) in cash at closing, with total consideration ranging from CDN $7.0 million to CDN $13.0 million (USD $5.4 million to USD $9.9 million), depending on the achievement of certain AUM growth targets over the next three years.
Our Canadian business reported operating losses during the years ended December 31, 2017, 2018 and 2019 of $3.6 million, $3.9 million and $2.8 million, respectively.

Consolidated Operating Results
The following table sets forth our revenues and net income/(loss) for the last three years. Our operating results for the prior periods reported in this Report are not directly comparable to the current periods as the ETFS Acquisition was completed on April 11, 2018.

•
Revenues
– We recorded operating revenues of $268.4 million during the year ended December 31, 2019, down 2.1% from the year ended December 31, 2018 due to a 3 basis point decline in our average global advisory fee and lower average AUM of our U.S. listed products, partly offset by higher revenues earned from the ETFS acquired business, which were recognized for the entire year of 2019.

•
Expenses
– Total operating expenses increased 1.0% from the year ended December 31, 2018 to $214.9 million due to expenses associated with the ETFS acquired business which were recognized for the entire year of 2019 and higher compensation expenses. These items were partly offset by lower acquisition and disposition-related costs, professional fees, marketing and advertising expenses and fund management and administration costs associated with our U.S. listed products.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, (losses)/gains on revaluation of deferred consideration – gold payments, impairments and other gains and losses. For the years ended December 31, 2018 and 2019, the gain/(loss) on revaluation of deferred consideration – gold payments were $12.2 million and ($11.3) million, respectively.

•
Net (loss)/income
– We reported a net loss of ($10.4) million during the year ended December 31, 2019, compared to net income of $36.6 million during the year ended December 31, 2018. The net loss reported in the current year includes the loss on revaluation of deferred consideration – gold payments of $11.3 million and impairment charges of $30.7 million (See Note 26 to our Consolidated Financial Statements).

See
“Non-GAAP
Financial Measures” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Seasonality
We believe seasonal fluctuations in the asset management industry are common, however such trends are generally masked by global market events and market volatility in general. Therefore, period to period comparisons of ours or the industry’s flows and operating results may not be meaningful or indicative of results in future periods.

Our Industry
An ETF is an investment fund that holds securities such as equities or bonds and/or other assets such as derivatives or commodities, that usually tracks the performance of an index and generally trades at approximately the same price as the net asset value of its underlying components over the course of the trading day. ETFs offer exposure to a wide variety of asset classes and investment themes, including domestic, international and global equities, fixed income, commodities, currencies and alternative strategies, as well as securities in specific industries and countries.
We believe ETPs, the vast majority of which are comprised of ETFs, have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2019, aggregate AUM of ETPs globally was $6.2 trillion.
The chart below reflects the AUM of the global ETP industry since 2000:

Source: BlackRock
As of December 31, 2019, we were the fourteenth largest ETP sponsor globally based on AUM.

          Source: Morningstar

ETFs have become more popular among a broad range of investors as they come to understand the benefits of ETFs and use them for a variety of purposes and strategies, including low cost index investing and asset allocation, access to specific asset classes, protective hedging, income generation, arbitrage opportunities and diversification.
While ETFs are similar to mutual funds in many respects, they have some important differences as well:
•	Transparency . ETFs disclose the composition of their underlying portfolios on a daily basis, unlike mutual funds, which typically disclose their holdings every 90 days.

•
Intraday trading, hedging strategies and complex orders
. Like stocks, ETFs can be bought and sold on exchanges throughout the trading day at market prices. ETFs update the indicative values of their underlying portfolios every 15 seconds. As publicly-traded securities, ETF shares can be purchased on margin and sold short, enabling the use of hedging strategies, and traded using limit orders, allowing investors to specify the price points at which they are willing to trade.

•
Tax efficiency
. In the U.S., whenever a mutual fund or ETF realizes a capital gain that is not balanced by a realized loss, it must distribute the capital gain to its shareholders. These gains are taxable to all shareholders, even those who reinvest the gain distributions in additional shares of the fund. However, most ETFs typically redeem their shares through
“in-kind”
redemptions in which
low-cost
securities are transferred out of the ETF in exchange for fund shares in a non-taxable
transaction. By using this process, ETFs can avoid the transaction fees and tax impact incurred by mutual funds that sell securities to generate cash to pay out redemptions.

•
Uniform pricing
. From a cost perspective, ETFs are one of the most equitable investment products on the market. Investors in U.S. listed ETFs, regardless of their size, structure or sophistication, pay identical advisory fees. Unlike mutual funds, U.S. listed ETFs generally do not have different share classes or different expense structures for retail and institutional clients and ETFs typically are not sold with sales loads or
12b-1
fees. In many cases, ETFs offer lower expense ratios than comparable mutual funds.

ETFs are used in various ways by a range of investors, from conservative to speculative uses including:
•
Low cost index investing
.
ETFs provide exposure to a variety of broad-based indexes across equities, fixed income, commodities and other asset classes and strategies, and can be used as both long-term portfolio holdings or short-term trading tools. ETFs offer an efficient and less costly method by which to gain exposure to indexes as compared to individual stock ownership.

•
Improved access to specific asset classes
. Investors often use ETFs to gain access to specific market sectors or regions around the world by investing in an ETF that holds a portfolio of securities in that region or segment rather gaining exposure by purchasing individual securities or physical commodities.

•
Asset allocation
. Investors seeking to invest in various asset classes to develop an asset allocation model in a cost-effective manner can do so easily with ETFs, which offer broad exposure to various asset classes in a single security.

•
Protective hedging
. Investors seeking to protect their portfolios may use ETFs as a hedge against unexpected declines in prices of securities arising from market movements and changes in currency and interest rates.

•
Income generation
. Investors seeking to obtain income from their portfolios may buy fixed income ETFs that typically distribute monthly income or dividend-paying ETFs that encompass a basket of dividend-paying stocks rather than buying individual stocks.

•	Speculative investing . Investors with a specific directional opinion about a market sector may choose to buy or sell (long or short) an ETF covering or leveraging that market sector.

•	Arbitrage . Sophisticated investors may use ETFs to exploit perceived value differences between the ETF and the value of the ETF’s underlying portfolio of securities.

•
Diversification
. By definition, ETFs represent a basket of securities and each fund may contain hundreds or even thousands of different individual securities. The “instant diversification” of ETFs provides investors with broad exposure to an asset class, market sector or geography.

ETP net flows experienced a modest improvement from the prior year as positive market performance overshadowed global trade uncertainties and growth concerns. The ETP sector of the asset management industry continues to demonstrate that it is favored amongst investors. According to the Investment Company Institute, from January 1, 2017 through December 31, 2019, equity ETFs have generated positive inflows of approximately $721 billion while long-term equity mutual funds have experienced outflows of approximately $776 billion. In addition, ETF fixed income flows are benefiting from a broader range of investors gravitating toward fixed income products in the ETF structure. We believe this trend is due to the inherent benefits of ETFs—transparency, liquidity and tax efficiency.
We believe our growth, and the growth of the ETF industry in general, will continue to be driven by the following factors:
•
Education and greater investor awareness
. Over the last several years, ETFs have been taking a greater share of inflows and AUM from mutual funds. We believe investors have become more aware of some of the deficiencies of mutual funds and other financial products and are increasing their focus on important characteristics of their traditional investments—namely transparency, tradability, liquidity, tax efficiency and fees. Their attention and education focused on these important investment characteristics may be one of the drivers of the shift in inflows from traditional mutual funds to ETFs. We believe as investors continue to become more aware and educated about ETFs and their benefits, ETFs will continue to take market share from traditional mutual funds and other financial products or structures such as hedge funds, separate accounts and individual stocks.

•
Move to fee-based models
. In response to preparing for compliance with the Department of Labor’s Fiduciary Rule to address conflicts of interest in retirement advice before it was vacated in 2018, and thereafter for compliance with Regulation Best Interest, which was adopted by the SEC in June 2019 and requires broker-dealers to act in the best interest of their retail customers when making a recommendation, many financial advisors changed the revenue model that they charge clients from one that is “transaction-based,” that is, based on commissions for trades or receiving sales loads, to a
“fee-based”
approach, where an overall fee is charged based on the value of AUM. This fee-based
approach, which is in the spirit of Regulation Best Interest, lends itself to the advisor selecting no-load,
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

•
Innovative product offerings
. Historically, ETFs tracked traditional equity indexes, but the volume of ETF growth has led to significant innovation and product development. As demand has increased, the number of ETFs also has increased and today, ETFs are available for virtually every asset class including equities, fixed income, commodities, alternative strategies, leveraged/inverse, real estate and currencies. However, we believe that there remain substantial areas for ETF sponsors to continue to innovate, including alternative- and investment theme-based strategies, digital assets, hard and soft commodities, and actively managed strategies. We also believe the further expansion of ETFs will fuel additional growth and investments from investors who typically access these products through hedge funds, separate accounts, stock investments or the futures and commodity markets.

•	New distribution channels . Recently, several of the largest custodial platforms and online brokerage firms eliminated trading commissions for ETFs. Our arrangements with these platforms had offered us preferred or exclusive access for our products, enabling investors to purchase ETFs without paying commissions. While exclusivity is no longer available, the elimination of commissions removes a component of trading costs previously affecting ETFs and is therefore a positive development for the ETF industry. ETF sponsors are also now better positioned to target access to all platforms, thereby creating additional opportunities. We believe the promotion of ETF trading by these platforms and online brokerage firms and their marketing of ETFs and model portfolios to a wider retail channel will contribute to the growth of ETFs. Additionally, digital wealth management is evolving, and online tools and robo-advisors are gaining wider acceptance with retail investors to assist with investment decisions. These advisors are increasingly utilizing model portfolios, which we believe also will contribute to the growth of ETFs. Institutional investors such as pensions, endowments and even mutual funds are also increasing their use of ETFs as trading tools as well as core holdings.

•
Changing demographics
. As the “baby boomer” generation continues to mature and retire, we expect that there will be a greater demand for a broad range of investment solutions, with an emphasis on income generation and principal protection, and that more of these investors will seek advice from professional financial advisors. We believe these financial advisors will migrate more of their clients’ portfolios to ETFs due to their lower fees, better fit within fee-based
models, and their ability to provide access to more diverse market sectors, improve multi-asset class allocation, and be used for different investment strategies, including income generation. Overall, we believe ETFs are well-suited to meet the needs of this large and important group of investors. In addition, since many younger investors and financial advisors have demonstrated a preference for the ETF structure over traditional product structures, we believe that wealth transfers from one generation to another will also have a positive effect on ETF industry growth.

•
International markets.
We believe the growth of ETFs is a global phenomenon. While the U.S. currently represents the vast majority of global ETF assets, many of the same growth drivers powering the U.S. ETF industry are taking hold in global markets.

•
Changing regulatory landscape
. Many regulators globally are implementing rules that favor fee-based
account structures, barring of commissions or incentives to advisors that put their interests ahead of clients and promoting trading of ETFs. We believe these regulatory changes are conducive to ETF growth.

Our Competitive Strengths
•
Well-positioned in large and growing markets
.
We believe that ETFs are well positioned to grow significantly faster than the asset management industry as a whole, making our focus on ETFs an advantage over traditional asset management firms. In the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage. We believe that our early leadership in a number of asset classes positions us well to maintain a leadership position.

•
Strong performance
. We create our own indexes, most of which weight companies in our equity ETFs by a measure of fundamental value and are rebalanced annually. By contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. We also offer actively managed ETFs, as well as ETFs based on third-party indexes. In evaluating the performance of our U.S. listed equity, fixed income and alternative ETFs against actively managed and index based mutual funds and ETFs, 85.0% of the $38.4 billion invested in our U.S. listed ETFs covered by Morningstar and 67.7% (48 of 72) of our U.S. listed ETFs covered by Morningstar as of December 31, 2019 outperformed their comparable Morningstar average since inception. In addition, 35 of our U.S. listed ETFs and UCITS products are rated
4-
or
5-star
by Morningstar.

•
Differentiated product set, powered by innovation and performance
. Our products span a variety of traditional and high growth asset classes, including equities, commodities, fixed income, currencies and alternatives, and include both passive and actively managed funds. Our innovations include launching the following industry firsts:

•	the first gold and oil ETPs via our acquisition of ETFS;

•	the first emerging markets small-cap equity ETF;

•	the first actively managed currency ETF;

•	the first ETF to provide investors with access to the Additional Tier 1 Contingent Convertible, or CoCo, bond market;

•	one of the first international local currency denominated fixed income ETFs;

•	the first managed futures strategy ETF;

•	the first currency hedged international equity ETFs in the U.S.;

•	the first 90/60 balanced ETF;

•	the first multifactor ETFs incorporating dynamic currency hedging as a factor; and

•	the first smart beta corporate bond suite.

Our product development strategy utilizes our Modern Alpha approach, which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Self-indexing is a significant component of this approach. The majority of our ETFs are based on proprietary WisdomTree indexes which we believe gives us several advantages. First, it minimizes our third-party index licensing fees, which increases our profitability. Second, because we develop our own intellectual property, we are intimately familiar with our strategies and able to effectively communicate their value proposition in the market with research content and support. Third, it can enhance our speed to market and first mover advantage. Fourth, because these indexes are proprietary to WisdomTree, we may face similar competition, but we never face exact competition.
We believe that our Modern Alpha approach and our expertise in product development combined with our self-indexing capabilities provides a strategic advantage, enabling us to launch innovative ETFs.
•
Extensive marketing, research and sales efforts
. We have invested significant resources to establish the WisdomTree brand through online and television targeted advertising, social media, as well as through our public relations efforts. Close to half of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisors, independent advisory firms and institutional investors who use our ETFs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisors at leading national brokerage firms, registered investment advisers and high net worth advisers. We believe that by strategically aligning these adviser relationships and marketing campaigns with targeted research and sales initiatives and products that align with market sentiment, we differentiate ourselves from our competitors.

•
Efficient business model with lower risk profile
. We have invested heavily in digital tools and data to market and sell our products and in the internal development of our core competencies with respect to product development, marketing, research and sales of ETFs. We outsource to third parties those services that are not our core competencies or may be resource or risk intensive, such as the portfolio management responsibilities and fund accounting operations of our ETFs. In addition, our licensing costs are moderated since we create our own indexes for most of our ETFs.

•
Strong, seasoned and creative management team
. We have built a strong and dedicated senior leadership team. Most of our leadership team has significant ETF or financial services industry experience in fund operations, regulatory and compliance oversight, product development and management or marketing and communications. We believe our team, by developing an ETF sponsor from the ground up despite significant competitive, regulatory and operational barriers, has demonstrated an ability to innovate as well as recognize and respond to market opportunities and effectively execute our strategy.

Our Growth Strategies
We believe our continued execution will enable us to increase trading volumes and build longer performance track records, which should allow us to attract additional investors and, in turn, further grow our AUM. We will seek to increase our market share and build additional scale by continuing to implement the following growth strategies:
•
Foster deeper relationships through technology-driven solutions
.
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

The Advisor Solutions program includes:
•	wealth investment research and ETF education;

•	portfolio construction services such as the award-winning Digital Portfolio Developer, or DPD, an enhanced portfolio construction tool that assists financial advisors in analyzing an existing investment portfolio by examining the data and providing alternative portfolio approaches to consider in seeking to improve outcomes based on different measures. DPD won the “Thought Leadership Initiative of the Year” award at the 2018 WealthManagement.com Industry Awards;

•	access to ETF model portfolios, which are currently available on a number of platforms, including TD Ameritrade, Envestnet and others. Our model portfolios are a natural extension of our research capabilities and provide advisors access to an open-architecture approach, a tenured team and a firm dedicated to innovation and value creation. Innovation is demonstrated in part by our recent launch of two model portfolios in collaboration with Professor Jeremy Siegel; and

•	practice management resources, including access to thought leaders in retirement planning, leadership and behavioral finance.

•
Increase penetration within existing distribution channels and expand into new distribution channels and relationships with distribution platforms.
Recently, several of the largest custodial platforms and online brokerage firms eliminated trading commissions for ETFs. Our arrangements with these platforms, including TD Ameritrade, Charles Schwab and E
*
Trade had offered us preferred or exclusive access for our products, enabling investors to purchase our ETFs without paying commissions. While exclusivity on these platforms is no longer available, we are now better positioned to target access to all platforms, thereby creating additional opportunities to increase our market share by further penetrating existing distribution channels, expanding into new distribution channels and cross-selling additional WisdomTree ETFs. In addition, we continue to maintain preferred or exclusive access on the following platforms:

•	LPL Financial. In December 2019, we became an inaugural partner on LPL Financial’s newly launched ETF network where advisors can trade 67 of our ETFs commission free.

•
BNY Mellon/Pershing.
In June 2019, we expanded our offerings of our U.S. listed ETFs on BNY Mellon’s Pershing Fundvest
®
ETF
no-transaction-fee
platform, adding 43 additional WisdomTree U.S. listed ETFs to the original eight added in January 2019.

•	Swissquote . In March 2019, ten of our UCITS ETFs with 28 asset classes were added to the online platform of Swissquote, Switzerland’s largest execution-only broker.

•	Ally Invest. In August 2018, our full range of U.S. listed ETFs were made available commission-free on Ally Invest’s online trading platform.

•
Cetera.
In July 2018, our U.S. listed ETFs and our Advisor Solutions program were made available on the no-transaction
fee product platform of Cetera Financial Group, the second largest independent financial advisor network in the nation. This allows for Cetera’s network of independent broker-dealers to access our diverse line-up
of ETF products with no transaction fees.

•
Leverage data intelligence to serve and expand investor base and improve sales and marketing effectiveness
.
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

•
Launch innovative new products that diversify our product offerings and revenues
. We have launched many
first-to-market
ETFs in the United States and pioneered alternative weighting and performance methods commonly referred to as “smart beta.” However, our U.S. listed ETFs are not beta, but rather an investment approach we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. We are also seeking to enhance the ETF structure through blockchain technology and digital securities and bring the benefits of the ETF structure to the digital ecosystem. To that end, we are pursuing the launch of “tokenized” or digital versions of existing WisdomTree ETFs on blockchain covering core building block asset classes, including gold and treasuries. We believe our track record demonstrates that we can create and sell innovative ETFs that meet market demand.

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
Because ETFs do not fit into the regulatory provisions governing mutual funds, ETF sponsors and ETFs historically needed to obtain “exemptive relief” from the SEC from certain provisions of the Investment

Company Act in order to operate ETFs, which could be costly and time consuming depending on the type of exemptive relief sought and type of ETF. In September 2019, the SEC approved Rule
6c-11,
commonly referred to as the “ETF Rule,” which is designed to simplify the rules governing ETFs. See “Business—U.S. Regulation and—International Regulation” below for more information about the ETF Rule and other regulations to which we are subject.
Our Product Categories
Commodity & Currency
The ETFS Acquisition provided us with an industry leading position in European listed gold and commodity products. The platform also offers products with exposure to other precious metals and commodities such as silver and platinum, oil and energy, agriculture and broad basket commodities. This category also includes our recently launched cryptocurrency product, the WisdomTree Bitcoin ETP. Our currency products provide investors with exposure to developed and emerging markets currencies, as well as exposures to foreign currencies relative to the U.S. dollar. Total AUM of our Commodity & Currency products was $20.3 billion at December 31, 2019.
U.S. Equity
We offer equity products that provide access to the securities of large, mid and small-cap
companies located in the U.S., as well as particular market sectors and styles. Our U.S. Equity products track our own indexes, the majority of which are fundamentally weighted as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe weighting equity markets by dividends and income, rather than by market capitalization, can provide investors with better risk-adjusted returns over longer term periods in core equity exposures. Total AUM of our U.S. Equity products was $17.9 billion at December 31, 2019.
International Developed Market Equity
Our International Developed Market Equity products offer a variety of strategies including currency hedged and dynamic currency hedged products, exposures to large, mid and small cap companies in these markets and multifactor strategies. Included within this family are DXJ and HEDJ. Total AUM of our International Developed Market Equity products was $13.4 billion at December 31, 2019.
Emerging Market Equity
Our Emerging Market Equity products provide access to exposure of large, mid and small-cap
companies located in Taiwan, China, India, Russia, South Africa, South Korea and other emerging markets regions. These products also track our own indexes, which are fundamentally weighted focusing on securities of companies that pay regular cash dividends or that have generated positive cumulative earnings over a certain period. Total AUM of our Emerging Market Equity products was $6.5 billion at December 31, 2019.
Fixed Income
Our Fixed Income products seek to enhance income potential within the fixed income universe. We offer a suite of rising rate bond products based on leading fixed income benchmarks we license from third parties. We also launched the industry’s first smart beta corporate bond suite. Other product offerings include those that seek to track a yield-enhanced index of U.S. investment grade bonds and international fixed income products which are denominated in either local or U.S. currencies. Total AUM of our Fixed Income products was $3.9 billion at December 31, 2019.

Leveraged & Inverse
We offer leveraged products which seek to achieve a return that is a multiple of the performance of the underlying index and inverse products that seek to deliver the opposite of the performance in the index or benchmark they track. Strategies span across equity, commodity, government bond and currency exposures. Total AUM of our Leveraged & Inverse products was $1.1 billion at December 31, 2019.
Alternatives
Our Alternative products include the industry’s first managed futures strategy ETF and a global real return ETF. We also offer a dynamic long/short U.S. equity ETF, a dynamic bearish U.S. equity ETF and a collateralized put write strategy ETF on the S&P 500 index. We also intend to explore additional alternative strategy products in the future. Total AUM of our Alternative products was $0.4 billion at December 31, 2019.
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
We have developed an extensive network and relationships with financial advisors and we believe our ETFs and related research are well structured to meet their needs and those of their clients. We have taken steps to enhance and form new relationships through our Advisor Solutions program which focuses on providing technology-enabled solutions to help financial advisors grow and scale their businesses. In addition, senior advisors of ours participate as keynote speakers in various industry and WisdomTree hosted conferences and events. Our sales professionals act in a consultative role to provide financial advisors with value-added services. We seek to consistently grow our network of financial advisors and we opportunistically seek to introduce new products and services that best deliver our investment strategies to investors through these distribution channels. We have our own team of approximately 60 sales professionals globally as of December 31, 2019. We have restructured our U.S. sales force to enhance our interactions with financial advisors to further penetrate existing sales channels, and to better service new emerging distribution channels.
In addition, we have agreements with third parties to serve as the external marketing agents for the WisdomTree ETFs in Latin America, Israel and specific Asian countries, including Japan, as well as with select brokerage firms and independent broker-dealers to allow certain of our ETFs to trade commission free on their platforms in exchange for a percentage of our advisory fee revenues from certain AUM. We believe these arrangements expand our distribution capabilities in a cost-effective manner and we may continue to enter into such arrangements in the future.
Our marketing efforts are focused on three objectives: Increase our global brand awareness, leverage a robust-data driven digital sales experience to generate new clients and drive inflows to our ETFs and ETF model portfolios and retaining existing clients, with a focus on cross-selling additional WisdomTree ETFs. We pursue these objectives through an omni-channel marketing strategy targeting financial advisors. We utilize the following strategies:
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

•
Media relations.
We have a full-time global corporate communications and public relations team who has established relationships with major financial media outlets. We utilize these relationships to help increase global awareness of the WisdomTree ETFs and the ETF industry in general in the United States and Europe. Several members of our management team and multiple members of our research team are frequent market commentators and conference panelists.

•
Database Messaging Strategy
. We have a database of financial advisors to which we regularly market through a series of messages across channels (email, display, site) that are triggered based on user interest and predictive analytics, on-demand
research presentations,
ETF-specific
or educational events and presentations and market commentary from our senior investment strategy adviser, Professor Jeremy Siegel. Additionally, we communicate to our retail database about new product launches and provide ETF education.

•
Social media
. We have implemented a social media strategy that allows us to connect directly with financial advisors and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continually enhance our brand reputation of expertise and thought leadership in the ETF industry. For example, we have an established presence on LinkedIn, Twitter and YouTube, and our blog content is syndicated across multiple business-oriented websites.

•	Sales support . We create comprehensive materials to support our sales process including whitepapers, research reports, webinars, blogs, podcasts, videos and performance data for our ETFs.

We will continue to evolve our marketing and communication efforts in response to changes in the ETF industry, market conditions and marketing trends.
Our research team has three core functions: product development and oversight, investment research and sales support. In its index and active equity product development and oversight role, the research group is responsible for creating the investment methodologies and overseeing the maintenance of indexes and active strategies. The team also provides a variety of investment research around these indexes and markets. Our research is typically academic-type research to support our products, including white papers on the strategies underlying our indexes and ETFs, investment insights on current market trends, and types of investment strategies that drive long-term performance. We distribute our research through our sales professionals, online through our website and blog, targeted emails to financial advisors, or through financial media outlets. On some occasions, our research has been included in
“op-ed”
articles appearing various publications. Shorter research notes are also developed to promote our ideas, which are distributed online through social media channels. Finally, the research team supports our sales professionals in meetings as market experts and through custom analysis on client portfolio holdings. In addition, we consult with our senior advisers, including Professor Jeremy Siegel, on product development ideas, model collaboration, and market commentaries.
Product Development
We are focused on driving continued growth through innovative product development including through our Modern Alpha approach which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective products that are built to perform. Due to our proprietary index development capabilities and a strategic focus on product development, we have demonstrated an ability to launch innovative and differentiated ETFs. When developing new funds, we seek to introduce products that can be first to market, offer improvement in structure or strategy relative to an incumbent product or offer some other key distinction relative to an incumbent product. In short, we want to add choice in the market and seek to introduce thoughtful investment solutions. Lastly, when launching new products, we seek to expand and diversify our overall product line.

Competition
The asset management industry is highly competitive and we face substantial competition in virtually all aspects of our business. Factors affecting our business include fees for our products, investment performance, brand recognition, business reputation, quality of service and the continuity of our financial advisor and platform relationships. We compete directly with other ETF sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions. The vast majority of the firms we compete with are subsidiaries of large diversified financial companies and many others are much larger in terms of AUM, years in operations and revenues and, accordingly, have much larger sales organizations and budgets. In addition, these larger competitors may attract business through means that are not available to us, including retail bank offices, investment banking, insurance agencies and broker-dealers.
The ETF industry is becoming significantly more competitive. Existing players have broadened their suite of products offering strategies that are, in some cases, similar to ours and large traditional asset managers are also launching ETFs, some with similar strategies as well.
Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures, but also in fundamental or other non-market
capitalization weighted or factor-based exposures. Fee reduction by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitor that are available to us. Funds are being offered with fees of 20 bps or less, which have attracted approximately 76% of the net flows globally during the last three years. However, while these low-cost
ETFs have accumulated a significant amount of AUM recently, we estimate that these same funds represent only approximately 32% of global revenues.
In the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage, as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging along with gold and commodities and certain fixed income categories, positions us well to maintain our position as one of the leaders of the ETF industry. Additionally, we believe our affiliated indexing or “self-indexing” model, as well as our more recent active ETFs, enable us to launch proprietary products that do not have exact competition and are positioned to generate alpha versus benchmarks. As investors increasingly become more comfortable with the ETF structure, we believe there will be a greater focus on after-fee
performance, rather than using ETFs primarily as
low-cost
market access vehicles. While we have selectively lowered fee rates on certain products that have yet to attain scale, and there is no assurance that we will not lower fee rates on certain ETFs in the future, our strategy continues to include launching new funds in the same category with a differentiated exposure at a lower fee rate, rather than reducing fees on existing ETFs with a significant amount of AUM, long performance track records, and secondary market liquidity. We generally believe we are well positioned from a product pricing perspective.
While we are not immune to fee pressure, we believe our ability to successfully compete will depend largely on our competitive product offerings and our ability to offer exposure to compelling investment strategies with strong after-fee
performance, develop distribution relationships, create new investment products, build trading volume, AUM and outperforming track records in existing funds, offer a diverse platform of investment choices, promote thought leadership and a differentiated solutions program, build upon our brand and attract and retain talented sales professionals and other employees.
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
We are primarily subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:
•
The Investment Advisers Act of 1940
(Investment Advisers Act)
. The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. WisdomTree Asset Management, Inc., or WTAM, one of our subsidiaries, is registered as an investment adviser under the Investment Advisers Act and, as such, is regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and broad obligations, including, among others, recordkeeping requirements, operational procedures, registration and reporting and disclosure obligations.

•
The Investment Company Act of 1940 (ICA)
. Nearly all of our WisdomTree ETFs are registered with the SEC pursuant to the Investment Company Act. These WisdomTree ETFs must comply with the requirements of the Investment Company Act and other regulations related to publicly offering and listing shares, as well as conditions imposed in the exemptive orders received by the ETFs, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure and governance. In addition, the SEC has proposed, and is expected to continue to propose, new and/or revised provisions under the ICA that may impact current and future ETF investments and/or operations.

•
Broker-Dealer Regulations
. Although we are not registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended, or Exchange Act, nor are we a member firm of the Financial Industry Regulatory Authority, or FINRA, many of our employees, including all of our salespersons, are licensed with FINRA and are registered as associated persons of the distributor of the WisdomTree ETFs and, as such, are subject to the regulations of FINRA that relate to licensing, continuing education requirements and sales practices. FINRA also regulates the content of our marketing and sales material.

•
Internal Revenue Code
. The WisdomTree Trust generally has obligations with respect to the qualification of the registered investment company for pass-through tax treatment under the Internal Revenue Code.

•
U.S. Commodity Futures Trading Commission (CFTC) and National Futures Association (NFA)
. In 2012, the CFTC adopted regulations that have required us to become a member of the NFA and register as a commodity pool operator for a select number of our ETFs. In addition, in January 2016, we acquired the ownership interest in two commodity pool operators (one of which has since been dissolved) to ETFs that are not registered under the ICA and are thereby subject to additional requirements imposed by the CFTC and NFA. Each commodity pool operator is required to comply with numerous CFTC and NFA requirements.

•
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
. This comprehensive overhaul of the financial services regulatory environment requires the implementation of numerous rules, which, as they continue to be adopted and/or modified, may impose additional regulatory burdens and expenses on our business, and may negatively impact WisdomTree ETFs.

•
Employee Retirement Income Security Act of 1974 (ERISA)
. We have established a platform for offering collective investment funds under the WisdomTree Collective Investment Trust, or CIT, to target the retirement sector. The CIT is exempt from registration with the SEC as a bank-maintained collective investment fund established for employee benefit trusts. As investment adviser to the CIT,

WTAM is subject to the fiduciary responsibility standards and prohibited transaction restrictions of ERISA and is required to comply with certain requirements under ERISA to satisfy those standards and avoid liability.

•
SEC Rule 6c-11 (ETF Rule)
.
In September 2019, the SEC approved Rule
6c-11,
commonly referred to as the “ETF Rule,” which became effective in December 2019 and ETF issuers have one year to implement. The ETF Rule is designed to simplify the rules governing ETFs. The rule includes several items that level the playing field for ETF issuers, including removing the need to file for exemptive relief in order to issue ETFs, which historically has been a costly and time consuming process, removing the regulatory distinction between actively managed and index-based ETFs (including removing specific requirements associated with self-indexed ETFs) and making custom baskets available to all issuers subject to policy and procedure requirements. The rule also requires issuers to disclose a number of items in a standardized format on a daily basis, including portfolio holdings and median bid-ask
spread over the prior
30-day
period.

•
Exchange Listing Requirements
.
Each WisdomTree ETF is listed on a secondary market (each, an Exchange), including NYSE Arca, the NASDAQ Market and the BATS Exchange, and accordingly is subject to the listing requirements of these Exchanges. Any new WisdomTree ETF will seek listing on an Exchange and also will need to meet continued Exchange listing requirements. While the SEC has already approved rules for Exchanges to allow index-based ETFs and active ETFs to list that meet prescribed requirements (e.g., minimum number, market value and trading volume of securities in the new ETF’s benchmark index or in its portfolio, as applicable), these rules do not allow ETFs that do not meet the prescribed requirements without specific SEC approval. The SEC may ultimately determine not to allow such potential new WisdomTree ETFs or may require strategy modifications prior to approval. In November 2019, each of the Exchanges filed rule changes with the SEC to more closely align initial and continued listing requirements with the ETF Rule, which we view as a positive development, although it is unclear when or if such rule changes will be approved by the SEC.

In addition, our common stock is traded on the NASDAQ Global Select Market and we are therefore also subject to its rules including corporate governance listing standards, as well as federal and state securities laws.
•
FINRA Rules
.
FINRA rules and guidance may affect how WisdomTree ETFs are sold by member firms. Although we currently do not offer so-called
leveraged ETFs in the U.S., which may include within their holdings derivative instruments such as options, futures or swaps to obtain leveraged exposures, recent FINRA guidance on margin requirements and suitability determinations with respect to customers trading in leveraged ETFs may influence how member firms effect sales of certain WisdomTree ETFs, such as our currency ETFs, which also use some forms of derivatives, including forward currency contracts and swaps, our international hedged equity ETFs, which use currency forwards, and our rising rates bond ETFs and alternative strategy ETFs, which use futures or options. In 2018, FINRA requested comment on potential changes to a rule related to payments to market makers and the potential timing and/or consequences with respect to changes to such rule, if implemented, are unclear.

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

Jersey-Domiciled Issuers (Managed by WisdomTree Management Jersey Limited)
One of our subsidiaries, WisdomTree Management Jersey Limited, or ManJer, is a Jersey based management company providing investment and other management services to eight Jersey-domiciled issuers, or ManJer Issuers, of exchange-traded commodities, or ETCs, each of which was established as a special purpose vehicle to issue exchange-traded securities. All ETCs (with the exception of those issued by WisdomTree Issuer X Limited) are listed and marketed across the European Union, or EU, under Regulation (EU) 2017/1129 of the European Parliament and of the Council of 14 June 2017 (as amended), or the Prospectus Regulation, and in compliance with the Prospectus Regulation Rules made under sections 73A and 84 of the Financial Services and Markets Act 2000, of the United Kingdom as amended, or FSMA. The U.K. Listing Authority, or UKLA, approves all ETC Base Prospectuses as meeting the requirements imposed under U.K. and EU law pursuant to the Prospectus Regulation. Such approval relates only to those securities to be admitted to trading on a regulated market for the purpose of Markets in Financial Instruments Directive (recast) – Directive 2014/65/EU of the European Parliament and the Council, or MiFID II, and/or which are to be offered to the public in any European Economic Area, or EEA, Member State. Each prospectus (apart from that of WisdomTree Issuer X Limited) is prepared, and a copy of it is sent to the Jersey Financial Services Commission, or JFSC, in accordance with the Collective Investment Funds (Certified Funds – Prospectuses) (Jersey) Order 2012. Each ManJer Issuer (other than WisdomTree Issuer X Limited) has obtained a certificate under the Collective Investment Funds (Jersey) Law 1988 (as amended), to enable it to undertake its functions in relation to its ETCs. The UKLA has, at the request of the relevant ManJer Issuer, notified the approval of the Base Prospectus in accordance with the Prospectus Regulation to other EU listing authorities, including Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the U.K., by providing them with certificates of approval attesting that the Base Prospectus has been prepared in accordance with the Prospectus Regulation. Each issuer may request the UKLA to provide competent authorities in other EEA Member States with such certificates for the purposes of making a public offer in such Member States and/or for admission to trading of all or any securities on a regulated market. The WisdomTree Bitcoin securities issued by WisdomTree Issuer X Limited do not constitute a collective investment fund for the purpose of the Collective Investment Funds (Jersey) Law 1988 (as amended) as they are investment products designed for financially sophisticated investors only and they satisfy the requirements of Article 2 of the Collective Investments Funds (Restriction of Scope) (Jersey) Order 2000. A copy of the WisdomTree Issuer X Limited prospectus is delivered to the Registrar of Companies in Jersey in accordance with Article 5 of the Companies (General Provisions) (Jersey) Order 2002, and the Registrar has consented to its circulation. The JFSC has consented under Article 4 of the Control of Borrowing (Jersey) Order 1958 to the issue of the WisdomTree Bitcoin securities by WisdomTree Issuer X Limited. Currently, the prospectus of WisdomTree Issuer X Limited is approved in Switzerland only and WisdomTree Bitcoin securities currently are only listed on the SIX Swiss Exchange.
Pursuant to the UK European Referendum Act 2015, a referendum on the U.K.’s membership in the EU was held on June 23, 2016, with the majority voting to leave the EU. On March 29, 2017, the U.K. government exercised its right under Article 50 of the Treaty of the European Union to leave the EU (referred to as “Brexit”). The U.K. left the EU on January 31, 2020 with transitional agreements in place until the end of the year. It is expected that approval of the Base Prospectuses by the UKLA as outlined above will cease to be possible at the end of such transition period. We are working with an alternate EEA Member State regulator through whom we would seek approval and request passporting at the expiry of the transitional arrangements. Guidance released by the European Securities and Markets Authority, or ESMA, confirmed that it is not possible to receive a formal approval from an alternate regulator prior to the end of such transition period, but there may be further developments on this ESMA’s position regarding the transitional arrangements means that there may be a short time period, expected to be limited to one day, when the ManJer Issuers may not have EU prospectuses. If this period is extended for unforeseen reasons beyond one day, there may be an impact to the listing and distribution of our products.

The ManJer Issuers are primarily subject to the following legislation and regulatory requirements:
•
The Companies (Jersey) Law 1991
.
Each ManJer Issuer is incorporated as a public limited liability company under the Companies (Jersey) Law 1991. Therefore, the ManJer Issuers are required to comply with various obligations under the Companies (Jersey) Law 1991 such as, but not limited to, convening general meetings, keeping proper books and records and filing financial statements.

•
The Foreign Account Tax Compliance Act, or FATCA
, which was passed as part of the Hiring Incentives to Restore Employment (HIRE) Act, generally requires that foreign financial institutions and certain other non-financial
foreign entities report on the foreign assets held by their U.S. account holders or be subject to withholding on withholdable payments. The HIRE Act also contained legislation requiring U.S. persons to report, depending on the value, their foreign financial accounts and foreign assets. ETCs benefit from the so called “listing exemption” and Jersey local authorities have determined that for companies which can benefit from such exemption the filing of a nil report is optional.

•
The Common Reporting Standards, or CRS
, were developed by the Organization for Economic Cooperation and Development and is a global reporting standard for the automatic exchange of information. The ManJer Issuers will need to conduct FATCA style due diligence and annual local reporting in relation to financial accounts held directly and indirectly by residents of those jurisdictions with which the Foreign Financial Institutions (FFIs) jurisdiction of residence has signed an Intergovernmental Agreement (IGA) to implement the CRS. Unlike FATCA, there is no clear listing exemption available under the CRS so the ManJer Issuers are required to conduct full due diligence to identify such accounts and report on them on an annual basis to their local tax authorities, at least in respect of the certificated interests and primary market issuances. However, Jersey tax authorities have applied less onerous reporting obligations to interests such as ETCs that are regularly traded on an established securities market and are held through CREST, the U.K. based central securities depository.

The ManJer Issuers (other than WisdomTree Issuer X Limited) are also primarily subject to the following legislation and regulatory requirements:
•
The Prospectus Regulation
. The Base Prospectus of each ManJer Issuer has been drafted, and any offer of ETCs in any EEA Member State that has implemented the Prospectus Regulation is made in compliance with the Prospectus Regulation and any relevant implementing measure in such Member States.

•
Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4 July 2012 on OTC derivatives, central counterparties and trade repositories, known as the European Market Infrastructure Regulation (“EMIR”)
. EMIR, which became effective on August 16, 2012, provides for certain over-the-counter,
or OTC, derivative contracts to be submitted to central clearing and imposes margin posting and other risk mitigation techniques, reporting and record keeping requirements. The clearing obligations under EMIR are still under discussion, and currently there are no mandatory clearing obligations in relation to equity, FX or commodity derivatives. The clearing obligation only applies to
EU-based
financial counterparties (defined as those authorized under MiFID, CRR, AIFMD, UCITS or insurance regulations) or those non-financial
entities that have a rolling three-month notional exposure above a certain amount (between
€
1 and
€
3 billion, depending on asset class), which means that the ManJer Issuers are not directly subject to these obligations, but could indirectly be subject to them by virtue of their interaction with
EU-based
financial counterparties. In terms of reporting obligations, being non-EU
entities, the ManJer Issuers are only indirectly subject to such obligations when they interact with their
EU-based
financial counter-parties. Each ManJer Issuer has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc.

•	Regulation (EU) No 596/2014 of the European Parliament and of the Council on market abuse (the “Regulation”) and Directive 2014/57/EU of the European Parliament and of the Council on

criminal sanctions for market abuse (the “Directive” and, together with the Regulation, “MAD”)
. Obligations imposed on the relevant ManJer Issuer and distributor under MAD, which became effective on July 3, 2016, include the requirement to publish inside information in a public and timely manner, to prepare and maintain a list of insiders and to refrain from market manipulation.

•
Regulation (EU) 2016/1011 of the European Parliament and of the Council of 8 June 2016 on indices used as benchmarks in financial instruments and financial contracts or to measure the performance of investment funds and amending Directives 2008/48/EC and 2014/17/EU and Regulation (EU) No 596/2014 (“BMR”)
. Supervised EU entities which issue financial instruments that reference a benchmark are required to comply with applicable obligations as set out under the BMR. The BMR was published on June 30, 2016 and the majority of the provisions became effective on January 1, 2018. The ManJer Issuers are non-EU
entities and as a result, BMR application is very limited, although in some circumstances a few residual obligations could be deemed to be applicable because the ETCs are marketed across Europe.

•
Regulation (EU) No 1286/2014 of the European Parliament and of the Council of 26 November 2014 on key information documents for packaged retail and insurance-based investment products (“PRIIPS”)
. PRIIPs became effective on January 1, 2018 and applies to investment product manufacturers and distributors. Under PRIIPs, manufacturers need to provide a key information document (KIDs) to investors. The intention of KIDs is to improve transparency for investors on the products and enhance investor protection. The product manufacturer is responsible for drafting the KID and for its content. All ETCs are currently subject to PRIIPs and KIDs have been produced since January 1, 2018.

•
MIFID II
. MIFID II covers a wide range of areas that affect the relevant issuer and distributor, such as product governance, a new definition of complex products (which captures all physical and synthetic ETCs) and the production of a new document called an EMT to facilitate the dissemination of relevant information to the markets and distributors in relation to each financial product.

•
Regulation (EU) 2015/2365 of the European Parliament and of the Council of 25 November 2015 on transparency of securities financing transactions and of reuse and amending Regulation (EU) No 648/2012. (“SFTR”)
. Counterparties to securities financing transactions must report the transaction to trade repositories. The SFTR introduces a reporting requirement for transactions, and a disclosure requirement to investors with a requirement for prior consent. It also designates that financial instruments used for re-hypothecation
are transferred to an account in the name of the other counterparty. Since the ManJer Issuers are based in non-EU
jurisdictions, obligations are only indirectly applicable to them, but a certain level of interaction with EU counterparties is required to comply with some of these requirements.

Irish-Domiciled Issuer of our UCITS ETFs (Managed by WisdomTree Management Limited)
The investment management industry in Ireland is subject to both Irish domestic law and EU law. The Central Bank of Ireland, or the Central Bank, is responsible for the authorization and supervision of collective investment schemes, or CIS, in Ireland. CIS’s are also commonly known as funds/schemes. There are two main categories of funds authorized by the Central Bank, Undertakings for Collective Investment in Transferable Securities (UCITS) and funds that are not UCITS known as alternative investment funds. ETFs form part of the Irish and European regulatory frameworks that govern UCITS, with ETFs having been the subject of specific consideration at the European level which is then repeated and/or interpreted by the Central Bank in regulations and related guidance issued by the Central Bank.
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

•
Central Bank (Supervision and Enforcement) Act 2013 (Section 48(1)) (Undertakings for Collective Investment in Transferable Securities) Regulations 2019 (“Central Bank UCITS Regulations”).
The Central Bank UCITS Regulations were adopted in May 2019 and, together with the UCITS Regulations, any guidance produced by the Central Bank, and the Central Bank forms, form the basis for all the requirements that the Central Bank imposes on UCITS, UCITS management companies and depositaries of UCITS.

•
Central Bank Guidance.
The Central Bank also has produced guidance that provides direction on issues relating to the funds industry, certain of which set forth conditions not contained in the UCITS Regulations or the Central Bank Regulations with which UCITS must conform.

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
sub-funds
so that the insolvency of one
sub-fund
affects another
sub-fund.

•
EMIR
. EMIR provides for OTC derivative contracts to be submitted to central clearing and imposes, inter alia
, margin posting and other risk mitigation techniques, reporting and record keeping requirements. WTI uses OTC derivatives instruments to hedge the currency risk of some of its sub-funds,
which are subject to EMIR. WTI has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc. The Central Bank has been designated as the competent authority for EMIR.

•
BMR
. The BMR is directly applicable law across the EU and applies to certain “administrators,” “contributors” and “users” of benchmarks with the aim of reducing the risk of benchmark manipulation and promoting confidence in their integrity and that of the financial markets which they support. Since WTI issues financial instruments that reference a benchmark, it will be required to comply with applicable obligations as set out under the BMR. In addition, non-EU
administrators of benchmarks are required to satisfy a number of requirements to enable the benchmarks they provide to be used in the EU. To ensure investor protection, the BMR provides equivalence, recognition and endorsement conditions under which third country benchmarks may be used by supervised entities in the EU. Since we control the provision of benchmarks, we are required to comply with applicable obligations within the timeframes set out under the BMR.

Irish-Domiciled Issuer (Managed by WisdomTree Multi Asset Management Limited)
One of our subsidiaries, WisdomTree Multi Asset Management Limited, is a Jersey based management company providing investment and other management services to WisdomTree Multi Asset Issuer PLC, or WMAI, in respect of the ETPs issued by WMAI. WMAI, a non-consolidated
third party, is a public limited company incorporated in the laws of Ireland. It was established as a special purpose vehicle for the purposes of issuing collateralized exchange-traded securities, or ETP Securities, under the Collateralized ETP Securities Programme described in its Base Prospectus. WMAI is a ‘
qualifying company
’ within the meaning of section 110 of the Taxes Consolidation Act 1997 (as amended), of Ireland. WMAI is not authorized or regulated by the Central Bank by virtue of issuing ETPs.
The Central Bank, as competent authority under the Prospectus Regulation, has approved the Base Prospectus as meeting the requirements imposed under Irish and EU law pursuant to the Prospectus Regulation. Such approval relates only to ETP Securities which are to be admitted to trading on a regulated market for the purpose of MiFID II and/or which are to be offered to the public in any EEA Member State. We are in discussions with the FCA in respect of the ETPs issued by WMAI such that, if necessary, the Base Prospectus for those products could be approved by the FCA in addition to the existing Central Bank approval to ensure continuous offering in the U.K. following the expiry of the current transitional arrangements.
The Central Bank has, at the request of WMAI, notified the approval of the Base Prospectus in accordance with the Prospectus Regulation to the UKLA (the United Kingdom financial supervisory authority), the Commissione Nazionale per la Societá e la Borsa (the Italian financial supervisory authority), the Bundesanstalt für Finanzdienstleistungsaufsicht (the German Federal financial supervisory authority) and the Financial Market Authority of Austria, by providing them, inter alia
, with certificates of approval attesting that the Base Prospectus has been prepared in accordance with the Prospectus Regulation. WMAI may request the Central Bank to provide competent authorities in other EEA Member States with such certificates whether for the purposes of making a public offer in such Member States or for admission to trading of all or any ETP Securities on a regulated market therein or both.
WMAI is primarily subject to the following legislation and regulatory requirements:
•
The Companies Act
. WMAI is incorporated as a public limited liability company under the Companies Act. Therefore, WMAI is required to comply with various obligations under the Companies Act such as, but not limited to, convening general meetings, keeping proper books and records and filing financial statements.

•
The Prospectus Regulation
. The Base Prospectus has been drafted, and any offer of ETP Securities in any EEA Member State that has implemented the Prospectus Regulation is made in compliance with the Prospectus Regulation and any relevant implementing measure in such Member States.

•
EMIR
. WMAI hedges its payment obligations in respect of the ETP Securities by entering into swap transactions with swap providers, which are subject to EMIR. The Central Bank has been designated as the competent authority for EMIR and, to assess compliance with EMIR, requests that WMAI submits annually an EMIR Regulatory Return.

•	BMR . Since WMAI issues financial instruments that reference a benchmark, it also will be required to comply with applicable obligations under the BMR.

•	MAD . MAD has a direct effect in Ireland and strengthens the legal framework underpinning the function of detecting, sanctioning and deterring market abuse. Broadly, MAD applies to any financial instrument admitted to, or for which a request for admission has been made to, trading on a regulated market in at least one member state of the EU or in an EEA Member State. Obligations imposed on WMAI under MAD include the requirement to publish inside information in a public and timely manner, to draw up and maintain a list of insiders and to refrain from market manipulation.

Intellectual Property
We regard our name, WisdomTree, as material to our business and have registered WisdomTree as a service mark with the U.S. Patent and Trademark Office and in various foreign jurisdictions. We also have registered Modern Alpha as a service mark with the U.S. Patent and Trademark Office and in various foreign jurisdictions.
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
Employees
As of December 31, 2019, we had 208 full-time employees, of which 137 were in our U.S. Business segment and 71 were in our International Business segment. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.
Available Information
Company Website and Public Filings
Our website is located at
www.wisdomtree.com
, and our investor relations website is located at
http://ir.wisdomtree.com
. We make available, free of charge through our investor relations website, our Annual Reports on Form
 10-K,
Quarterly Reports on Form
 10-Q
and Current Reports on Form
 8-K,
and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at
www.sec.gov
.
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
Market Risks
Declining prices of securities, gold and other precious metals and other commodities can adversely affect our business by reducing the market value of the assets we manage or causing WisdomTree ETP investors to sell their fund shares and trigger redemptions.
We are subject to risks arising from declining prices of securities, gold and other precious metals and other commodities, which may result in a decrease in demand for investment products, a higher redemption rate and/or a decline in AUM. The financial markets are highly volatile and prices for financial assets may increase or decrease for many reasons, including general economic conditions, trade uncertainties, rising or falling interest rates, the strengthening or weakening of the U.S. dollar, political events, acts of terrorism and other matters beyond our control. Substantially all our revenues are derived from advisory fees earned on our AUM, in both the international and U.S. markets. As a result, our business can be expected to generate lower revenues in declining market environments or general economic downturns. Such adverse conditions would likely cause the value of our AUM to decrease, which would result in lower advisory fees, or cause investors in the WisdomTree ETPs to sell their shares in favor of investments they perceive to offer greater opportunity or lower risk, thus triggering redemptions that would also result in decreased AUM and lower fees.
Fluctuations in the amount and mix of our AUM may negatively impact revenues and operating margins.
The level of our revenues depends on the amount and mix of our AUM. Our revenues are derived primarily from advisory fees based on a percentage of the value of our AUM and vary with the nature of the ETPs, which have different fee levels. Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and operating margins.
Abnormally wide bid/ask spreads and market disruptions that halt or disrupt trading or create extreme volatility could undermine investor confidence in the ETP investment structure and limit investor acceptance of ETPs.
ETPs trade on exchanges in market transactions that generally approximate the value of the referenced assets or underlying portfolio of securities held by the particular ETP. Trading involves risks including the potential lack of an active market for fund shares, abnormally wide bid/ask spreads (the difference between the prices at which shares of an ETP can be bought and sold) that can exist for a variety of reasons and losses from trading. These risks can be exacerbated during periods when there is low demand for an ETP, when the markets in the underlying investments are closed, when markets conditions are extremely volatile or when trading is disrupted. This could result in limited growth or a reduction in the overall ETP market and result in our revenues not growing as rapidly as it has in the recent past or even in a reduction of revenues.

Concentration Risks
We derive a substantial portion of our revenues from a limited number of products and, as a result, our operating results are particularly exposed to investor sentiment toward investing in the products’ strategies and our ability to maintain the AUM of these products, as well as the performance of these products.
At December 31, 2019, approximately 54% of our global AUM was concentrated in ten of our WisdomTree ETPs with approximately 22% in three of our gold products, 19% in four of our domestic equity ETFs, 10% in HEDJ and DXJ and 3% in one of our emerging markets ETFs. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.
Declining commodity prices, and gold prices in particular, including as a result of changes in demand for commodities and gold as an investment, could materially and adversely affect our business.
At December 31, 2019, approximately 23% of our global AUM were in ETPs backed by gold and approximately 9% were in ETPs backed by other commodities. Precious metals such as gold are often viewed as “safe haven” assets as they tend to attract demand during periods of economic and geopolitical uncertainty. Accommodative monetary policies are also favorable as the opportunity cost of forgoing investment in interest-bearing assets is low. Market conditions that are not conducive to investment in precious metals may lead to declining prices that are linked to our ETPs and thereby adversely affect our AUM and revenues. We can also provide no assurance our products backed by precious metals will benefit from favorable market conditions. In addition, changes in long-term demand cycles for commodities generally and cyclicality in demand for commodities as an investment asset, could reduce demand for certain of our products, limit our ability to successfully launch new products and also may lead to redemptions by existing investors.
Also, a portion of the advisory fee revenues we receive on our ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation that we assumed in connection with the ETFS Acquisition (See Note 12 to our Consolidated Financial Statements). While we may readily sell the gold that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of gold and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this gold exposure.
A significant portion of our AUM is held in products with exposure to U.S. and international developed markets, and we therefore have exposure to domestic and foreign market conditions and are subject to currency exchange rate risks.
At December 31, 2019, approximately 28% and 22% of our AUM was held in products with exposure to the U.S. and international developed markets, respectively. Therefore, the success of our business is closely tied to various conditions in these markets which may be affected by domestic and foreign political, social and economic uncertainties, monetary policies conducted in these regions and other factors.
In addition, fluctuations in foreign currency exchange rates could reduce the revenues we earn from certain foreign invested products. This occurs because an increase in the value of the U.S. dollar relative to
non-U.S.
currencies may result in a decrease in the dollar value of the AUM in these products, which, in turn, would result in lower revenues. Furthermore, investors may perceive certain foreign invested products, as well as certain of our currency and fixed income products to be a less attractive investment opportunity when the value of the U.S. dollar rises relative to
non-U.S.
currencies, which could have the effect of reducing investments in these products, thus reducing revenues. Our products exposed to the U.S. market may benefit from a rising U.S. dollar, but we can provide no assurance that this will be the case. Also, a weakening U.S. dollar relative to the euro or yen, may make less attractive our international hedged equity products, as unhedged alternatives would benefit from the appreciation of the foreign currency or currencies while our products would not, which could result in redemptions in our funds.

Withdrawals or broad changes in investments in our ETPs by investors with significant positions may negatively impact revenues and operating margins.
We have had in the past, and may have in the future, investors who maintain significant positions in one or more of our ETPs. If such an investor were to broadly change or withdraw its investments in our ETPs because of a change to its investment strategy, market conditions or any other reason, it may significantly change the amount and mix of our AUM, which may negatively affect our revenues and operating margins.
Competition and Distribution Risks
The asset management business is intensely competitive, and we may experience pressures on our pricing and market share which could reduce revenues and profit margins.
Our business operates in a highly competitive industry. We compete directly with other ETP sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives to those offered by us. This includes fundamentally weighted or factor-based indexes or currency hedged products with fees that are generally equivalent to, and in some instances lower than, our products. We compete based on a number of factors, including name recognition, service, investment performance, product features, breadth of product choices and fees.
In addition, in September 2019, the SEC approved the ETF Rule, which removes the need to file for exemptive relief in order to issue ETFs thereby creating fewer barriers to entry for competitors. We expect that additional companies, both new and traditional asset managers, will continue to enter the ETP space.
Also, during 2019, the SEC approved multiple proposals for
non-transparent
active ETFs which are products that are not required to disclose their holdings daily, as most ETFs currently are required to do. The launch of such products may allow traditional actively managed mutual fund sponsors to compete more effectively against ETFs.
Several ETP sponsors with whom we directly compete continue to migrate toward offering low and no fee products targeting gains in market share. Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures, but also in fundamental or other non-market
capitalization weighted or factor-based exposures. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitor that are unavailable to us. Funds are being offered with fees of 20 bps or less, which have attracted approximately 76% of the net flows globally during the last three years. Fee reduction by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend.
Our competition may have greater market share, offer a broader range of products and have greater financial resources than we do. Some financial institutions operate in a more favorable regulatory environment and/or have proprietary products, sources of revenue and distribution channels, which may provide them and their investment products with certain competitive advantages, including in pricing ETFs as loss leaders. Further consolidation within the industry may also put us at a competitive disadvantage.
We believe that due to the continuing evolution of the competitive landscape described above, we may experience pressures on our pricing and market share which could reduce our revenues and profit margins.
We rely on third-party distribution channels to sell our products and increased competition, a failure to maintain business relationships and other factors could adversely impact our business
.
We rely on various third-party distribution channels, including registered investment advisors, wirehouse and institutional channels to sell our products. Increasing competition, a failure to maintain business relationships and other factors could impair our distribution capabilities and increase the cost of conducting business. In addition, several of the largest custodial platforms and online brokerage firms recently announced their decision to eliminate trading commissions for ETFs. Our arrangements with these platforms had offered us preferred or exclusive access for our products, enabling investors to purchase ETFs without paying commissions. Exclusivity is no longer available, and we can provide no assurance that access to new opportunities will arise. Any inability to access and successfully sell our products through our distribution channels could have a negative effect on our AUM levels and adversely impact our business.
Performance and Investment Risks
Many of our WisdomTree ETPs have a limited track record and poor investment performance could cause our revenues to decline.
Many of our ETPs have a limited track record upon which an evaluation of their investment performance can be made. Certain investors limit their investments to ETPs with track records of ten years or more. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all our funds are useful, compelling and differentiated investment offerings, to more competitively align our overall product line in the current ETP landscape and to reallocate our resources to areas of greater client interest. As a result, we may further adjust our product offerings, which may result in the closing of some of our ETPs, changing their investment objective or offering of new funds. The investment performance of our funds is important to our success. While strong investment performance could stimulate sales of our ETPs, poor investment performance, on an absolute basis or as compared to third-party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering the AUM and reducing our revenues. Our fundamentally-weighted equity products are designed to provide the potential for better risk-adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity products may not perform well during certain shorter periods of time during different points in the economic cycle.
Operational Risks
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
We have and may continue to pursue acquisitions or other strategic transactions. Any strategic transactions that we are a party to will result in increased demands on our management and other resources, may be significant in size relative to our assets and operations, result in significant changes in our business and materially and adversely affect our stock price. If we were unable to manage our strategic initiatives it could have a material adverse effect on our business.
We have and may continue to pursue acquisitions or strategic transactions. These initiatives have placed increased demands on our management and other resources and may continue to do so in the future. We may not be able to manage our operations effectively or achieve our desired objectives on a timely or profitable basis. To do so may require, among other things:
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
In addition, any future strategic transactions may result in the issuance of a significant amount of our common stock or other securities that could be dilutive to our stockholders, make substantial borrowings and/or changes in our board composition and/or management team, that constitute a change of control of our Company, lead to significant changes in our product offering, business operations and earning and risk profiles, and/or result in a decline in the price of our common stock.
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
The uncertainty regarding the U.K.’s exit from the EU could adversely affect our business.
The U.K. left the EU on January 31, 2020, referred to as Brexit, subject to transitional arrangements which will govern the relationship between the U.K. and the remaining member states until the end of 2020. Such an exit from the EU is unprecedented, and it is currently unclear what the U.K.’s trading relationship with the EU will be after the expiry of the transitional arrangements. Notwithstanding the uncertainty around the precise structure of the future EU/U.K. relationship, it can be assumed that there will be changes to current U.K. trading relationships and the U.K. legal and regulatory environment. These changes may impact how we conduct our business across Europe. This uncertainty also could impact the broader global economy, including by reducing investor confidence and driving volatility. Such uncertainty could lead to scenarios that adversely affect our business, including our revenues, from either a decrease in the value of our AUM or from outflows from our funds due to a perceived higher exposure of our company to Brexit risk.
Catastrophic and unpredictable events could have a material adverse effect on our business.
A terrorist attack, war, power failure, cyber-attack, natural disaster, pandemic event or other catastrophic or unpredictable event could adversely affect our revenues, expenses and operating results by: interrupting our normal business operations; inflicting employee casualties, including loss of our key employees; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence. We have a disaster recovery plan to address certain contingencies, but this plan may not be sufficient in responding or ameliorating the effects of all disaster scenarios. Similarly, these types of events could also affect the ability of the third-party vendors that we rely upon to conduct our business, including parties that provide us with sub-advisory
portfolio management services, custodial, fund accounting and administration services or index calculation services, to continue to provide these necessary services to us, even though they may also have disaster recovery plans to address these contingencies. In addition, a failure of the stock exchanges on which our products trade to function properly could cause a material disruption to our business. If we or our third-party vendors are unable to respond adequately or in a timely manner, these failures may result in a loss of revenues and/or increased expenses, either of which would have a material adverse effect on our operating results.
Third Party Risks
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
We currently primarily depend on BNY Mellon and Voya Investment Management to provide portfolio management services and other third parties to provide many critical services to operate our business and the WisdomTree ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm WisdomTree ETF shareholders.
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
We currently depend on R&H Fund Services (Jersey) Limited in respect of the products issued by the ManJer Issuers, APEX IFS Limited in respect of the products issued by WMAI and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs to provide us with critical administrative services to those products. The failure of any of those providers to adequately provide such services could materially affect our operating business and harm investors in those products.
We currently depend upon R&H Fund Services (Jersey) Limited in respect of the products issued by the ManJer Issuers, APEX IFS Limited in respect of the products issued by WMAI and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs, to provide fund accounting, administration and, transfer agency services, as well as custody services in the case of the WisdomTree UCITS ETFs. The failure of any service provider to successfully provide these services could result in financial loss to the products, us and investors in those products. In addition, because each of the service providers provides a multitude of important services, changing these vendor relationships would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with other vendors or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to another vendor or vendors.

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
The products issued by our European business are subject to counterparty risks. Any actual or perceived weakness of those counterparties could negatively impact the European business’ AUM and therefore the Company’s AUM, the relevant product and secondary pricing of the products on exchange, which could materially adversely affect our business.
The products issued by our European business depend on the services of counterparties, custodians and other agents and are thus subject to a variety of counterparty risks, including the following:
•	Products issued by the ManJer Issuers are backed by physical metal and are subject to risks associated with the custody of metal, including the risk that access to the physically backed metal held in the vaults or secure warehouses of a custodian or sub-custodian
could be restricted by natural events, such as an earthquake, or human actions, such as a terrorist attack, the risk that such physically backed metal in its custody could be lost, stolen or damaged, and the risk that our recovery of any losses from a custodian, sub-custodian
or insurer may be inadequate.

•	Products issued by WMAI, certain WisdomTree UCITS ETFs and certain products issued by the ManJer Issuers are backed by swap, derivative or similar arrangements are subject to risks associated with the creditworthiness of their counterparties, including the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the relevant arrangement (whether or not bona fide) or because of a credit, liquidity, regulatory, tax or operational problem. Any deterioration of the credit or downgrade in the credit rating of a counterparty, or the custodian holding the collateral, could cause the associated products to trade at a discount to the value of the underlying assets.

Not all of our arrangements with counterparties of our products issued by the ManJer Issuers are collateralized. Products issued by WisdomTree Oil Securities Limited, or OSL, are backed by futures swaps purchased from an affiliate of the Royal Dutch Shell Company, or Shell. In the event of default under these purchased swaps, OSL would have only unsecured claims against Shell with no recourse to collateral.
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
Any products that have the benefit of collateral are subject to counterparty risk associated with the quality and the extent of the collateral received
.
Products backed by swap, derivative or similar arrangements are also subject to risks associated with the quality of the collateral that our issuers receive, if any, under credit support arrangements, repurchase transactions or other similar arrangements. For example, collateral received by an issuer may not be of sufficient value to cover all amounts payable to holders of the relevant products upon their redemption for a variety of reasons, including that the enforcement of the right to the collateral may have resulted from its counterparty failing to post collateral with sufficient value to cover any exposure under corresponding swaps, that the market value of such collateral had subsequently declined or that such exposure had increased due to market conditions. In addition, collateral is generally posted with reference to the value of outstanding exposure as at the previous day’s close, therefore presenting a risk that subsequent market movements in the prices of the underlying swaps may render the previously posted collateral inadequate. Although the substantial majority of our contracts are over-collateralized, there can be no assurance that the prescribed collateral levels will be sufficient to address these risks.
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
Technology Risks
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
Human Capital Risks
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
Expense and Cash Management Risks
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
We are party to a credit agreement with Credit Suisse AG and certain other lenders, whereby the lenders extended to us a term loan, or the Term Loan, of which $179.0 million is currently outstanding and a $50.0 million revolving credit facility, or the Revolver and, together with the Term Loan, the Credit Facility. The borrowings under the Credit Facility are at a floating rate and mature on April 11, 2021. There are currently no amounts outstanding under the Revolver. Our indebtedness may make it more difficult for us to withstand or respond to adverse or changing business, regulatory and economic conditions or to take advantage of new business opportunities or make necessary capital expenditures. In addition, our credit agreement contains various covenants, that may limit our business activities, including restrictions on our ability to incur additional indebtedness, pay dividends and make stock repurchases. For example, the credit agreement includes a financial covenant requiring us not to exceed the Total Leverage Ratio. The failure to comply with the Total Leverage Ratio or other restrictions could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations (See Note 13 to our Consolidated Financial Statements). To the extent we further service our debt from our cash flow, such cash will not be available for our operations or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our ability to repay outstanding amounts under our Credit Facility, to refinance our debt or to obtain additional financing through debt or the sale of equity securities will depend on our performance, as well as financial, business and other general economic factors affecting the credit and equity markets generally or our business in particular, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all.

Legal and Regulatory Risks
Compliance with extensive, complex and changing regulation imposes significant financial and strategic costs on our business, and non-compliance
could result in fines and penalties.
Our business is subject to extensive regulation of our business and operations. One of our U.S. subsidiaries, WTAM, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act, with respect to the WisdomTree ETFs for which WTAM acts as investment adviser. WTAM is also a member of the NFA and registered as a commodity pool operator for certain of our ETFs. One of our other subsidiaries, WisdomTree Commodity Services, LLC, is also a member of the NFA and registered as a commodity pool operator for a commodity ETF that is not registered under the Investment Company Act. As a commodity pool operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force in the U.S. regarding our U.S. listed ETFs is subject to the regulatory authority of FINRA. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our products that invest in securities of issuers in foreign countries, in the marketing, offer and/or sales of our products in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our ETPs issued by the ManJer Issuers, UCITS ETFs and ETPs issued by WMAI. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our or our ETPs’ failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us, our personnel or our ETPs is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us or our ETPs by regulators could harm our reputation and thus result in redemptions from our products and impede our ability to retain and attract investors in WisdomTree ETPs, all of which may reduce our revenues.
We face the risk of significant intervention by regulatory authorities, including extended investigation activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect investors in WisdomTree ETPs and our advisory clients and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through WisdomTree ETP investor protection and market conduct requirements.
The regulatory environment in which we operate also is subject to modifications and further regulation. Concerns have been raised at various times about ETFs’ possible contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. In addition, the SEC approved a broad set of reforms regarding data reporting and fund liquidity, which are imposing additional expense and require additional administrative services and requirements, among other matters, in seeking to comply with the new rules. The SEC also proposed a broad set of reforms regarding derivatives usage that would apply to all registered funds, including ETFs, which would impose additional expense and require additional administrative services and requirements, among other matters. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us or investors in our products also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Compliance with new laws and regulations may result in increased compliance costs and expenses.
Specific regulatory changes also may have a direct impact on our revenues. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. New regulation, revised regulatory or judicial interpretations, revised viewpoints, outcomes of lawsuits against other fund complexes or growth in our ETP assets and/or profitability related to the annual approval process for investment advisory agreements may result in the reduction of fees under these agreements, which would mean a reduction in our revenues or otherwise may lead to an increase in costs or expenses.
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
From time to time, we may be involved in legal proceedings that could require significant management time and attention, possibly resulting in significant expense or in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Other Company Risks
A change of control of our company would automatically terminate our investment management agreements relating to the WisdomTree U.S. listed ETFs unless the Board of Trustees of the WisdomTree Trust and shareholders of the WisdomTree U.S. listed ETFs voted to continue the agreements. A change in control could occur if a third party were to acquire a controlling interest in our Company.
Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board must vote to continue such an agreement following any such assignment and the shareholders of the WisdomTree U.S. listed ETFs must approve the assignment. The cost of obtaining such shareholder approval can be significant and ordinarily would be borne by us. Similarly, under the Investment Advisers Act, a client’s investment management agreement may not be “assigned” by the investment adviser without the client’s consent.
An investment management agreement is considered under both acts to be assigned to another party when a controlling block of the adviser’s securities is transferred. Under both acts, there is a presumption that a stockholder beneficially owning 25% or more of an adviser’s voting stock controls the adviser and conversely a stockholder beneficially owning less than 25% is presumed not to control the adviser. In our case, an assignment of our investment management agreements may occur if a third party were to acquire a controlling interest in our Company. We cannot be certain that the Trustees of the WisdomTree U.S. listed ETFs would consent to assignments of our investment management agreements or approve new agreements with us if a change of control occurs. And even if such approval were obtained, approval from the shareholders of the WisdomTree U.S. listed ETFs would be required to be obtained; such approval could not be guaranteed and even if obtained, likely would result in significant expense. This restriction may discourage potential purchasers from acquiring a controlling interest in our Company.
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
We are currently pursuing an exit from our investment in AdvisorEngine Inc. and if we are unsuccessful, we could lose our entire investment.
We are currently pursuing an exit from our investment in AdvisorEngine Inc., or AdvisorEngine. While the process is not yet finalized, we recognized an impairment charge of $30.1 million on our various financial interests during the year ended December 31, 2019 and now carry these financial interests at $28.2 million (See Note 8 to our Consolidated Financial Statements). If our anticipated exit is unsuccessful, the net carrying value of our investment could become fully impaired, which would have a material impact on our financial condition and results of operations and may cause a decline in the price of our common stock.
Risks Relating to our Common and Preferred Stock
The market price of our common stock has been fluctuating significantly and may continue to do so, and you could lose all or part of your investment.
The market price of our common stock has been fluctuating significantly and may continue to do so, depending upon many factors, some of which may be beyond our control, including:
•	decreases in our AUM;

•	variations in our quarterly operating results;

•	differences between our actual financial operating results and those expected by investors and analysts;

•	publication of research reports about us or the investment management industry;

•	changes in expectations concerning our future financial performance and the future performance of the ETP industry and the asset management industry in general, including financial estimates and recommendations by securities analysts;

•	our strategic moves and those of our competitors, such as acquisitions or consolidations;

•	changes in the regulatory framework of the ETP industry and the asset management industry in general and regulatory action, including action by the SEC to lessen the regulatory requirements or shortening the process to obtain regulatory relief under the Investment Company Act that is necessary to become an ETP sponsor;

•	the level of demand for our stock, including the amount of short interest in our stock;

•	changes in general economic or market conditions; and

•	realization of any other of the risks described elsewhere in this section.

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
The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control the opinions of these analysts. The price and trading volume of our common stock could decline if one or more equity analysts issue unfavorable commentary or downgrade our common stock or cease publishing reports about us or our business.
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
In November 2014, we commenced a quarterly cash dividend and intend to continue to pay regular dividends to our stockholders. In April 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022, under which $83.4 million remained available for repurchases as of December 31, 2019. Under the credit agreement, we are required to comply with various covenants including a leverage test. A quarterly cash dividend payment in excess of $0.03 per share, as well as share repurchases other than for shares withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations, are permitted only to the extent we comply with the leverage test and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the cash dividend payment or share repurchase is made as the case may be. Our Board of Directors may, in its discretion, decrease, but not increase, the level of dividends in the future. Further, our Board of Directors continue to have the discretion to discontinue the payment of dividends entirely. Any determination as to the payment of dividends or stock repurchases, as well as the level of such dividends or repurchases, will depend on, among other things, general economic and business conditions, our level of AUM, our strategic plans, our financial results and condition, limitations associated with the credit facilities or other agreements that could limit the amount of dividends we are permitted to pay or the stock we may repurchase, and any applicable laws. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient income from our business, we may need to reduce or eliminate the payment of dividends on our common stock or cease repurchasing our common stock. Any change in our stock repurchases or the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.
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

Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “WETF.” As of December 31, 2019, there were 215 holders of record of shares of our common stock and we believe there were approximately 13,800 beneficial owners of our common stock.
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
On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. During the three months ended December 31, 2019, we repurchased 31,850 shares of our common stock under this program for an aggregate cost of approximately $0.2 million. As of December 31, 2019, $83.4 million remained under this program for future purchases. Under the terms of the credit agreement, share repurchases are permitted only to the extent we comply with a leverage test and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the stock repurchase is made. However, our ability to purchase shares of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations is not restricted.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
October 1, 2019 to October 31, 2019	—	$—	—
November 1, 2019 to November 30, 2019	—	$—	—
December 1, 2019 to December 31, 2019	31,850	$4.84	31,850

Total	31,850	$4.84	31,850	$83,389

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our consolidated financial statements and the related notes included elsewhere in this Report. The selected consolidated statements of operations data presented below under the heading “Consolidated Statements of Operations Data” for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data presented below under the headings “Consolidated Statements of Operations Data” for the years ended December 31, 2016 and 2015 and under “Consolidated Balance Sheet Data” as of December 31, 2017, 2016 and 2015 have been derived from our consolidated financial statements not included in this Report. The historical results presented below are not necessarily indicative of the financial results to be expected for future periods.

	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Operating Revenues:
Advisory fees	$265,652	$271,104	$226,692	$218,217	$297,944
Other income	2,751	3,012	1,603	703	371

Total revenues	268,403	274,116	228,295	218,920	298,315

Operating Expenses:
Compensation and benefits	80,761	74,515	81,493	63,263	73,228
Fund management and administration	61,502	56,686	42,144	41,083	42,782
Marketing and advertising	12,163	13,884	14,402	15,643	13,371
Sales and business development	18,276	17,153	13,811	12,537	9,189
Contractual gold payments	13,226	8,512	—	—	—
Professional and consulting fees	5,641	7,984	5,254	6,692	7,067
Occupancy, communications and equipment	6,302	6,203	5,415	5,211	4,299
Depreciation and amortization	1,045	1,301	1,395	1,305	1,006
Third-party distribution fees	6,968	6,611	3,393	2,827	2,443
Acquisition and disposition-related costs	902	11,454	4,832	—	—
Other	8,083	8,534	7,068	6,909	6,187

Total expenses	214,869	212,837	179,207	155,470	159,572

Operating income	53,534	61,279	49,088	63,450	138,743
Other Income/(Expenses)
Interest expense	(11,240)	(7,962)	—	—	—
(Loss)/gain on revaluation of deferred consideration—gold payments	(11,293)	12,220	—	—	—
Interest income	3,332	3,093	2,861	1,111	681
Settlement gain	—	—	6,909	—	—
Impairments	(30,710)	(17,386)	—	(1,676)	—
Acquisition payment	—	—	—	(6,738)	(2,185)
Other losses, net	(3,502)	(205)	(666)	(585)	(54)

Income before taxes	121	51,039	58,192	55,562	137,185
Income tax expense	10,546	14,406	30,993	29,407	57,133

Net (loss)/income	$(10,425)	$36,633	$27,199	$26,155	$80,052

(Loss)/earnings per share—diluted (1)	$(0.08)	$0.23	$0.20	$0.19	$0.58
Weighted average common shares—diluted (1)	151,823	158,415	136,003	135,539	138,825
Cash dividends declared per common share	$0.12	$0.12	$0.32	$0.32	$0.57

(1)	See Note 22 to our Consolidated Financial Statements

	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$74,972	$77,784	$54,193	$92,722	$210,070
Total assets	$935,207	$937,518	$254,985	$249,767	$292,693
Debt	$175,956	$194,592	$—	$—	$—
Deferred consideration—gold payments (total)	$173,024	$161,540	$—	$—	$—
Total liabilities	$465,226	$446,614	$62,034	$48,423	$58,191
Preferred stock—Series A Non-Voting Convertible	$132,569	$132,569	$—	$—	$—
Stockholders’ equity	$337,412	$358,335	$192,951	$201,344	$234,502

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Introduction
We are the only publicly-traded asset management company that focuses exclusively on ETPs and are a leading global ETP sponsor based on AUM, with AUM of $63.6 billion globally as of December 31, 2019. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes ETFs, exchange-traded notes and exchange-traded commodities.
Our family of ETFs includes funds that track our own indexes, funds that track third-party indexes and actively managed funds. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other ETF industry indexes use a capitalization weighted methodology. We distribute our ETFs through all major channels within the asset management industry, including brokerage firms, registered investment advisers, institutional investors, private wealth managers and discount brokers primarily through our sales force. Our sales efforts are not directed towards the retail segment but rather are directed towards financial or investment advisers that act as intermediaries between the end-client
and us.
We focus on creating ETFs for investors that offer thoughtful innovation, smart engineering and redefined investing. We have launched many first-to-market
ETFs and pioneered alternative weighting methods commonly referred to as “smart beta.” However, our U.S. listed ETFs are not beta, but rather an investment approach we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform.
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
We strive to deliver a better investing experience through innovative solutions. Continued investments in technology-enabled services and our Advisor Solutions program, which includes portfolio construction, asset allocation, practice management services and digital tools for financial advisors, are meant to differentiate us in the market, expand our distribution and further enhance our relationships with financial advisors.

Executive Summary
We are focused on diversifying and growing our AUM and several important strategic initiatives that have been prioritized have contributed to modest organic growth. Our organic growth has benefited from the expansion and diversification of our product line-up,
investments in technology-enabled services and our award-winning Advisor Solutions program, the transformation of our distribution reach and approach through an industry leading data intelligence function, prioritization of the development and distribution of our fully open architecture model portfolios and the integration of our recently acquired European business.
Negative investor sentiment toward HEDJ and DXJ has overshadowed the steps we have taken. Over the last three years, we have experienced $13.0 billion of net outflows from two these products, which have masked strong inflows into our fixed income, U.S. equity, commodity and emerging markets products. During the years ended December 31, 2017, 2018 and 2019, global net inflows were $3.7 billion, $3.2 billion and $3.3 billion, excluding outflows from HEDJ and DXJ.
The ETFS Acquisition, which we completed in April 2018, provided us with immediate scale in Europe, an industry leading position in European listed gold and commodity products, greater AUM diversification globally, and profitability within our International Business segment. Organic growth in Europe has been compelling with $1.6 billion of net inflows and 14.7% of AUM growth experienced since the completion of the acquisition.
Organic growth remains our focus and the execution of our strategic priorities have us better situated to capitalize on significant opportunities in the growing global ETP market.
Business highlights include the following:
•	In January 2020, we entered into an agreement to collaborate with Professor Jeremy Siegel to design and launch two model portfolios—The Siegel-WisdomTree Global Equity Model and the Siegel-WisdomTree Longevity Model.

•	In December 2019, we made an $8.1 million strategic investment in Securrency, Inc., a leading developer of institutional-grade blockchain-based financial and regulatory technology, with plans to pursue the integration of blockchain technology into the ETF ecosystem.

•	In December 2019, our full range of U.S. listed ETFs were made available commission-free on LPL Financial’s online trading platform.

•	In December 2019, we launched our first cryptocurrency product, the WisdomTree Bitcoin ETP, a physically-backed Bitcoin ETP which provides investors with a simple, secure and cost-efficient way to gain exposure to Bitcoin while utilizing the best of traditional financial infrastructure and product structuring.

•	In November 2019, we entered into a definitive agreement to sell all of the outstanding shares of our wholly-owned Canadian subsidiary to CI Financial, allowing us to benefit from the scale and resources of CI Financial and participate more cost effectively in the continued growth of the Canadian ETF market by providing index licenses for each of the WisdomTree Canada ETFs that currently track WisdomTree proprietary indexes. The transaction was completed on February 19, 2020.

•	In October 2019, we completed the final stage of integration of the ETFS acquired business, which included the unification of 224 products under one WisdomTree brand and closure of 192 duplicative or extraneous products across our full product set.

•	In March and June 2019, we expanded our offerings of our ETPs on Swissquote’s and BNY Mellon’s Pershing Fundvest ® platforms.

•	In April 2019, we won two 2019 ETF.com Awards: Index of the Year —The WisdomTree U.S. Multifactor Index and Best New Asset Allocation ETF —The WisdomTree 90/60 U.S. Balanced Fund

(NTSX). We also won two 2019 Mutual Fund Industry & ETF Awards:
ETF of the Year
—The WisdomTree Floating Rate Treasury Fund (USFR) and
ESG/Impact ETF of the Year
—The WisdomTree Emerging Markets
ex-State-Owned
Enterprises Fund (XSOE).

•	In March 2019, we launched our Investor Solutions program and Digital Portfolio Developer (DPD) in Europe. Building on the success of the Advisor Solutions program in the U.S., the program aims to help investment managers to engage more effectively with clients and prospects and modernize portfolios to meet evolving investor needs.

•	In March 2019, we launched USFR on the London Stock Exchange, making U.S. floating rate notes available to European investors in an ETF for the first time.

•	We launched 5 new U.S. listed ETFs and 4 new International listed ETPs.

•	In connection with our capital management strategy, we used $21.0 million of our available capital to begin to pay down our debt and we returned approximately $22.7 million to our stockholders largely through our ongoing quarterly cash dividend and to a lesser extent, through stock repurchases.

Background
Market Environment
The following chart reflects the annual returns of the broad-based equity indexes and gold prices over the last three years. As shown below, while volatile, the broad-based equity market indexes and gold prices have all appreciated during this timeframe.

Source: FactSet

U.S. listed ETF Industry Flows
U.S. listed ETF net flows for the year ended December 31, 2019 were $328 billion. Fixed income and U.S. equity gathered the majority of those flows.

Sources: Bloomberg, Investment Company Institute, WisdomTree.
International ETP Industry Flows
International ETP net flows were $140 billion for the year ended December 31, 2019. Fixed income and equities gathered the majority of those flows.

Source: Morningstar
Industry Developments
Competition and Fee Pressures
The asset management industry is highly competitive and we face substantial competition in virtually all aspects of our business. Factors affecting our business include fees for our products, investment performance, brand recognition, business reputation, quality of service and the continuity of our financial advisor and platform relationships. We compete directly with other ETF sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions. The vast majority of the firms we compete with are subsidiaries of large diversified financial companies and many others are much larger in terms of AUM, years in operations and revenues and, accordingly, have much larger sales organizations and budgets. In addition, these larger competitors may attract business through means that are not currently available to us, including retail bank offices, investment banking, insurance agencies and broker-dealers.

The ETF industry is becoming significantly more competitive. Existing players have broadened their suite of products offering strategies that are, in some cases, similar to ours and large traditional asset managers are also launching ETFs, some with similar strategies as well.
There also has been increased price competition in not only commoditized product categories such as traditional, market capitalization weighted index exposures, but also in fundamental or other non-market
capitalization weighted or factor-based exposures. Fee reduction by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitors that are currently unavailable to us. Funds are being offered with fees of 20 bps or less, which have attracted approximately 76% of the net flows globally during the last three years. However, while the low-cost
ETFs have accumulated a significant amount of AUM recently, we estimate these same funds represent only approximately 32% of global revenues.
In the ETF industry, being a first mover, or one of the first providers of ETFs in a particular asset class, can be a significant advantage, as the first ETF in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive ETF. We believe that our early launch of ETFs in a number of asset classes or strategies, including fundamental weighting and currency hedging along with gold and commodities and certain fixed income categories, positions us well to maintain our position as one of the leaders of the ETF industry. Additionally, we believe our affiliated indexing or “self-indexing” model, as well as our more recent active ETFs, enable us to launch proprietary products that do not have exact competition and are positioned to generate alpha versus benchmarks. As investors increasingly become more comfortable with the ETF structure, we believe there will be greater focus on after-fee
performance rather than using ETFs primarily as
low-cost
market access vehicles. While we have selectively lowered fee rates on certain products that have yet to attain scale, and there is no assurance that we will not lower fee rates on certain ETFs in the future, our strategy continues to include launching new funds in the same category with a differentiated exposure at a lower fee rate, rather than reducing fees on existing ETFs with a significant amount of AUM, long performance track records, and secondary market liquidity. We generally believe we are well positioned from a product pricing perspective.
While we are not immune to fee pressure, we believe our ability to successfully compete will depend largely on our competitive product offerings and our ability to offer exposure to compelling investment strategies with strong after-fee
performance, develop distribution relationships, create new investment products, build trading volume, AUM and outperforming track records in existing funds, offer a diverse platform of investment choices, promote thought leadership and a differentiated solutions program, build upon our brand and attract and retain talented sales professionals and other employees.
Custodial Platforms
Recently, several of the largest custodial platforms and online brokerage firms eliminated trading commissions for ETFs. Our arrangements with these platforms had offered us preferred or exclusive access for our products, enabling investors to purchase our ETFs without paying commissions. While exclusivity is no longer available, the elimination of commissions removes a component of trading costs previously affecting ETFs and is therefore a positive development for the ETF industry. ETF sponsors are also now better positioned to target access to all platforms, thereby creating additional opportunities. We expect cost savings going forward from the elimination of these arrangements.
Regulatory Developments
The ETF industry continues to evolve with the introduction of new rules and regulations, such as the following:
•	ETF Rule. In September 2019, the SEC approved Rule 6c-11, commonly referred to as the “ETF Rule,” which became effective in December 2019 and ETF issuers have one year to implement. The rule is designed to simplify the rules governing ETFs. The rule includes several items that will level the playing field for ETF issuers, including removing the need to file for exemptive relief in order to issue most types of ETFs, which historically has been a costly and time consuming process, removing the regulatory distinction between actively managed and index-based ETFs (including removing specific requirements associated with self-indexed ETFs) and making custom baskets available to all issuers subject to policy and procedure requirements. The rule also requires issuers to disclose a number of items in a standardized format on daily basis, including portfolio holdings and median bid-ask
spread over the prior
30-day
period.

•
Regulation Best Interest.
In June 2019, the SEC adopted Regulation Best Interest, which requires broker-dealers to act in the best interest of their retail customers when making a recommendation. The SEC also adopted the Form CRS relationship summary, which requires registered investment advisers and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. Regulation Best Interest, Form CRS and the related rule became effective in September 2019 and compliance is required by June 30, 2020. Congress and individual state legislatures have continued to debate, and in some instances taken further action, in seeking to ensure heightened standards.

•
Non-Transparent Active ETFs.
During 2019, the SEC approved multiple proposals for
non-transparent
active ETFs which are products that are not required to disclose their holdings daily, as most ETFs currently are required to do. It is anticipated that the first non-transparent
active ETFs will launch by the summer of 2020.

While the ETF Rule will further lower barriers to entry, we view the passage of the rule positively. The ETF Rule will allow for enhancements in indexes that we create and for broader product development opportunities associated with ETFs tracking such indexes. Wider use of custom baskets will promote efficiency in the creation and redemption process, which could lead to greater tax efficiency and liquidity and tighter bid-ask
spreads. Enhanced and uniform data disclosures also will increase transparency and help investors understand the costs and benefits of investing in ETFs. In addition, we believe that the heightened focus on fiduciary and best interest standards will continue to raise investor awareness of the inherent benefits that ETFs provide—transparency, tax efficiency and liquidity—which we believe will expand ETFs’ competitiveness generally.
We are also of the view that transparency in holdings is one of the hallmarks and benefits of the ETF structure. While market commentators believe that non-transparent
active ETFs may lead to increased competition in the ETF industry as some of the largest asset managers who previously did not want to disclose holdings on a daily basis may now enter the ETF space, these non-transparent
ETFs may fact distribution challenges from gatekeepers and platforms that have been accustomed to greater transparency. It is also unclear how the decreased transparency will impact the liquidity of these non-transparent
ETFs.
Additionally, we believe the shift toward
fee-based
models will benefit the ETF industry and overall usage of ETFs likely will increase, as ETFs generally charge lower fees than mutual funds. Regulations that discourage a commission model and mandate transparency of fees should be conducive for ETF growth.

Components of Operating Revenue
Advisory fees
Substantially all of our revenues are comprised of advisory fees we earn from our ETPs. These advisory fees are calculated based on a percentage of the ETPs’ average daily net assets. Our weighted average fee rates by product category are as follows:

Commodity & Currency:	36bps	Leveraged & Inverse:	93bps
International Equity:	54bps	Fixed Income:	20bps
U.S. Equity:	30bps	Alternatives:	73bps
Emerging Market Equity:	56bps

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
Also included in compensation and benefits are costs related to equity awards granted to our employees. Our executive management and Board of Directors strongly believe that equity awards are an important part of our employees’ overall compensation package and that incentivizing our employees with equity in the Company aligns the interest of our employees with that of our stockholders. We use the fair value method in recording compensation expense for equity-based awards. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the vesting period.
For the year ending December 31, 2020, we estimate that our compensation and benefits expense will be $75 million to $85 million.

Fund management and administration
Fund management and administration expenses are expensed when incurred and are comprised of the following costs we pay third-party service providers to operate our ETPs:
•	portfolio management of our ETPs (sub-advisory);

•	fund accounting and administration;

•	custodial and storage services;

•	market making;

•	transfer agency;

•	accounting and tax services;

•	printing and mailing of stockholder materials;

•	index calculation;

•	indicative values;

•	distribution fees;

•	legal and compliance services;

•	exchange listing fees;

•	trustee fees and expenses;

•	preparation of regulatory reports and filings;

•	insurance;

•	certain local income taxes; and

•	other administrative services.

We are not responsible for extraordinary expenses, taxes and certain other expenses.
We depend on a number of parties to provide critical portfolio management services to our ETPs. The fees we pay our sub-advisers
generally have minimums per fund which range from $25,000 to $112,000 per year with additional fees ranging between 0.015% and 0.20% of average daily AUM at various breakpoint levels depending on the nature of the ETP. In addition, we pay certain costs based on transactions in our ETPs or based on inflow levels.
The fees we pay for accounting, tax, transfer agency, index calculation, indicative values and exchange listing are based on the number of ETFs we have. The remaining fees are based on a combination of both AUM and number of funds, or as incurred.
For the year ending December 31, 2020, we estimate that our gross margin percentage will be 77% to 78% at current AUM/revenue levels. We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues.
Marketing and advertising
Marketing and advertising expenses are recorded when incurred and include the following:
•	advertising and product promotion campaigns that are initiated to promote our existing and new ETPs as well as brand awareness;

•	development and maintenance of our website; and

•	creation and preparation of marketing materials.

Our discretionary advertising comprises the largest portion of this expense. In addition, we may incur expenditures in certain periods to attract inflows, the benefit of which may or may not be recognized from increases to our AUM in future periods. However, due to the discretionary nature of some of these costs, they can generally be reduced if there were a decline in the markets.

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

Contractual gold payments
Contractual gold payments expense represents an ongoing obligation of ETFS Capital that we assumed in connection with the ETFS Acquisition. This ongoing obligation requires us to pay 9,500 ounces of gold annually from the advisory fee income we earn for managing physically backed gold ETPs. See Note 12 to our Consolidated Financial Statements for additional information.
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
Third-party distribution fees
Third-party distribution fees include payments made to enable our ETFs to be included on certain third-party platforms in exchange for commission-free trading or other preferential access and data. These expenses also include payments to our third-party marketing agents in Latin America and Israel. For the year ending December 31, 2020, we estimate that third-party distribution fees will be approximately $7.0 million, which is unchanged from 2019 as savings from platforms that recently eliminated trading commissions for ETFs are expected to be reinvested in existing and new global platform relationships.
Acquisition and disposition-related costs
Acquisition and disposition-related costs are principally associated with costs incurred in connection with the ETFS Acquisition, including integration costs recognized following its completion. Also included are costs associated with the sale our Canadian business, which was completed on February 19, 2020.

Other
Other expenses consist primarily of insurance premiums, general office related expenses, securities license fees for our sales force, public company related expenses, corporate related travel and entertainment and board of director fees, including stock-based compensation related to equity awards we granted to our directors.
Components of Other Income/(Expenses) of a Recurring Nature
Interest expense
Interest expense is associated with our debt and revolving Credit Facility. We recognize interest expense using the effective interest method which includes the amortization of issuance costs.
Revaluation of deferred consideration—gold payments
Deferred consideration arose in connection with the ETFS Acquisition and is remeasured each reporting period using forward-looking gold prices and a selected discount rate. See Note 12 to our Consolidated Financial Statements for additional information.
Interest income
Interest income, which is recognized on an accrual basis, arises on our note receivable and from investing our corporate cash.
Other gains and losses, net
Included herein are gains and losses arising from foreign exchange, the sale of gold earned from advisory fees paid by physically-backed gold ETPs, and other miscellaneous items.
Income Taxes
Our income tax expense consists of taxes due to federal, various state and local and certain foreign authorities. The effective tax rate was not meaningful as our income before income taxes was $0.1 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to a valuation allowance on capital losses and foreign net operating losses, a non-deductible
loss on revaluation of deferred consideration,
non-deductible
executive compensation, state and local income taxes and tax shortfalls associated with the vesting and exercise of stock-based compensation awards, partly offset by a $4.3 million reduction in unrecognized tax benefits and a lower tax rate on foreign earnings.
We currently anticipate that our consolidated normalized effective tax rate will be approximately 27% for the year ending December 31, 2020. This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items which may arise that are not currently forecasted. Such items may include, but are not limited to, any revaluation on deferred consideration and any stock-based compensation windfalls or shortfalls.
Factors that May Impact our Future Financial Results
Revenues
Our global AUM is well diversified across the commodity, U.S. equity, international developed markets and emerging markets sectors. As a result, our operating results are particularly exposed to investor sentiment toward investing in these products’ strategies and our ability to maintain AUM of these products, as well as the performance of these products.

Our concentrations in HEDJ and DXJ have declined dramatically over the last three years from 35% at December 31, 2017 to 10% at December 31, 2019, as negative investor sentiment toward these strategies led to net outflows of $13.0 billion during this timeframe. These outflows largely have been offset by strong inflows into our U.S. equity, fixed income, commodity and emerging markets products. During the years ended December 31, 2017, 2018 and 2019 net inflows were $3.7 billion, $3.2 billion and $3.3 billion, excluding outflows from HEDJ and DXJ.
While HEDJ and DXJ outflows have been mitigated by inflows into our other products, our revenues are highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETPs. Changes in product mix have led to a decline in our average global advisory fee, which, for the years ended December 31, 2017, 2018 and 2019 were 0.50%, 0.48% and 0.45%, respectively.
The chart below sets forth the asset mix of our ETPs for the last three years:

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Years Ended December 31,
	2019	2018	2017
GLOBAL ETPs (in millions)
Beginning of period assets	$54,094	$48,936	$41,257
Assets acquired	—	17,641	77
Inflows/(outflows)	572	(4,431)	1,009
Market appreciation/(depreciation)	9,220	(8,007)	6,653
Fund closures	(271)	(45)	(60)

End of period assets	$63,615	$54,094	$48,936

Average assets during the period	$59,712	$56,397	$45,197
Average advisory fee during the period	0.45%	0.48%	0.50%
Number of ETPs—end of the period	367	537	188

	Years Ended December 31,
	2019	2018	2017

U.S LISTED ETFs (in millions)
Beginning of period assets	$35,486	$46,827	$40,164
Inflows/(outflows)	(654)	(5,169)	234
Market appreciation/(depreciation)	5,858	(6,127)	6,489
Fund closures	(90)	(45)	(60)

End of period assets	$40,600	$35,486	$46,827

Average assets during the period	$38,577	$42,241	$43,516
Average advisory fee during the period	0.44%	0.48%	0.50%
Number of ETPs—end of period	80	85	89

INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$18,608	$2,109	$1,093
Assets acquired	—	17,641	77
Inflows/(outflows)	1,226	738	775
Market appreciation/(depreciation)	3,362	(1,880)	164
Fund closures	(181)	—	—

End of period assets	$23,015	$18,608	$2,109

Average assets during the period	$21,135	$14,156	$1,681
Average advisory fee during the period	0.45%	0.48%	0.60%
Number of ETPs—end of period	287	452	99

PRODUCT CATEGORIES (in millions)
Commodity & Currency
Beginning of period assets	$16,213	$426	$540
Assets acquired	—	16,778	—
Inflows/(outflows)	1,057	477	(112)
Market appreciation/(depreciation)	3,056	(1,468)	(2)

End of period assets	$20,326	$16,213	$426

Average assets during the period	$18,476	$11,713	$468

U.S. Equity
Beginning of period assets	$13,335	$14,234	$12,111
Assets acquired	—	—	24
Inflows/(outflows)	1,445	900	532
Market appreciation/(depreciation)	3,106	(1,799)	1,567

End of period assets	$17,886	$13,335	$14,234

Average assets during the period	$15,982	$14,350	$12,866

International Developed Equity
Beginning of period assets	$14,508	$25,752	$22,949
Assets acquired	—	—	37
Inflows/(outflows)	(3,382)	(7,819)	(988)
Market appreciation/(depreciation)	2,299	(3,425)	3,754

End of period assets	$13,425	$14,508	$25,752

Average assets during the period	$13,546	$20,657	$24,745

Emerging Market Equity
Beginning of period assets	$5,278	$5,887	$3,917
Inflows/(outflows)	649	320	738
Market appreciation/(depreciation)	596	(929)	1,232

End of period assets	$6,523	$5,278	$5,887

Average assets during the period	$5,814	$5,769	$4,939

Fixed Income
Beginning of period assets	$2,570	$844	$474
Assets acquired	—	—	16
Inflows/(outflows)	1,264	1,810	318
Market appreciation/(depreciation)	75	(84)	36

End of period assets	$3,909	$2,570	$844

Average assets during the period	$3,893	$1,540	$644

	Years Ended December 31,
	2019	2018	2017

Leveraged & Inverse
Beginning of period assets	$1,083	$930	$624
Assets acquired	—	863	—
Inflows/(outflows)	(24)	(262)	292
Market appreciation/(depreciation)	87	(448)	14

End of period assets	$1,146	$1,083	$930

Average assets during the period	$1,178	$1,194	$810

Alternatives
Beginning of period assets	$755	$582	$287
Inflows/(outflows)	(366)	246	285
Market appreciation/(depreciation)	11	(73)	10

End of period assets	$400	$755	$582

Average assets during the period	$543	$632	$395

Closed ETPs
Beginning of period assets	$352	$281	$355
Inflows/(outflows)	(71)	(103)	(56)
Market appreciation/(depreciation)	(10)	219	42
Fund closures	(271)	(45)	(60)

End of period assets	$—	$352	$281

Average assets during the period	$280	$542	$330

Headcount—U.S. Business Segment	137	153	162
Headcount—International Segment	71	75	42

Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2019	2018
Global AUM (in millions)
Average global AUM	$59,712	$56,397	$3,315	5.9%

Operating Revenues (in thousands)
Advisory fees	$265,652	$271,104	$(5,452)	(2.0%)
Other income	2,751	3,012	(261)	(8.7%)

Total revenues	$268,403	$274,116	$(5,713)	(2.1%)

Average Global AUM
Our average global AUM increased 5.9% from $56.4 billion during the year ended December 31, 2018 to $59.7 billion in the comparable period in 2019 primarily due to the inclusion of AUM from the ETFS acquired business for the entire year of 2019, market appreciation and net inflows into our U.S. equity, fixed income, commodity and emerging market ETPs, largely offset by outflows from HEDJ and DXJ.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 2.0% from $271.1 million during the year ended December 31, 2018 to $265.7 million in the comparable period in 2019 due to a 3 basis point decline in our average global advisory fee and lower average AUM of our U.S. listed products, partly offset by higher revenues earned from the ETFS acquired business, which were recognized for the entire year of 2019. Our average global advisory fee declined from 0.48% to 0.45% during the years ended December 31, 2018 and 2019, respectively, due to the ETFS Acquisition and AUM mix shift.
Other income
Other income decreased 8.7% from $3.0 million during the year ended December 31, 2018 to $2.8 million in the comparable period in 2019 primarily due to lower licensing fee revenues.
Operating Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2019	2018
Compensation and benefits	$80,761	$74,515	$6,246	8.4%
Fund management and administration	61,502	56,686	4,816	8.5%
Marketing and advertising	12,163	13,884	(1,721)	(12.4%)
Sales and business development	18,276	17,153	1,123	6.5%
Contractual gold payments	13,226	8,512	4,714	55.4%
Professional and consulting fees	5,641	7,984	(2,343)	(29.3%)
Occupancy, communications and equipment	6,302	6,203	99	1.6%
Depreciation and amortization	1,045	1,301	(256)	(19.7%)
Third-party distribution fees	6,968	6,611	357	5.4%
Acquisition and disposition-related costs	902	11,454	(10,552)	(92.1%)
Other	8,083	8,534	(451)	(5.3%)

Total expenses	$214,869	$212,837	$2,032	1.0%

As a Percent of Revenues:	Year Ended December 31,
	2019	2018
Compensation and benefits	30.1%	27.2%
Fund management and administration	22.9%	20.7%
Marketing and advertising	4.6%	5.1%
Sales and business development	6.8%	6.2%
Contractual gold payments	4.9%	3.1%
Professional and consulting fees	2.1%	2.9%
Occupancy, communications and equipment	2.4%	2.3%
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	2.6%	2.4%
Acquisition and disposition-related costs	0.3%	4.2%
Other	3.0%	3.1%

Total expenses	80.1%	77.6%

Compensation and benefits
Compensation and benefits expense increased 8.4% from $74.5 million during the year ended December 31, 2018 to $80.8 million in the comparable period in 2019 primarily due to higher incentive compensation, partly offset by lower headcount related expenses. Headcount of our U.S. Business segment was 153 and our International Business segment was 75 at December 31, 2018 compared to 137 and 71, respectively, at December 31, 2019.

Fund management and administration
Fund management and administration expense increased 8.5% from $56.7 million during the year ended December 31, 2018 to $61.5 million in the comparable period in 2019 due to expenses associated with the ETFS acquired business, which were recognized for the entire year of 2019, partly offset by lower average AUM of our U.S. listed products. We had 85 U.S. listed ETFs and 452 International listed ETPs at December 31, 2018 compared to 80 U.S. listed ETFs and 287 International listed ETPs at December 31, 2019.
Marketing and advertising
Marketing and advertising expense decreased 12.4% from $13.9 million during the year ended December 31, 2018 to $12.2 million in the comparable period in 2019 primarily due to lower domestic spending.
Sales and business development
Sales and business development expense increased 6.5% from $17.2 million during the year ended December 31, 2018 to $18.3 million in the comparable period in 2019 due to expenses associated with the ETFS acquired business, which were recognized for the entire year of 2019, as well as costs associated with the launch of our Bitcoin ETP.
Contractual gold payments
Contractual gold payments expense increased 55.4% from $8.5 million during the period April 11, 2018 through December 31, 2018 to $13.2 million during the year ended December 31, 2019. This expense was associated with the payment of 9,500 ounces of gold (6,835 ounces for the period April 11 through December 31, 2018) and was calculated using the average daily spot price of $1,246 and $1,481 per ounce during the year to date periods of 2018 and 2019, respectively.
Professional and consulting fees
Professional and consulting fees decreased 29.3% from $8.0 million during the year ended December 31, 2018 to $5.6 million in the comparable period in 2019 due to lower domestic spending on corporate consulting-related expenses.
Occupancy, communications and equipment
Occupancy, communications and equipment expense was essentially unchanged from the year ended December 31, 2018.
Depreciation and amortization
Depreciation and amortization expense decreased 19.7% from $1.3 million during the year ended December 31, 2018 to $1.0 million in the comparable period in 2019 primarily due to the closure of our office in Japan.
Third-party distribution fees
Third-party distribution fees were essentially unchanged from the year ended December 31, 2018.
Acquisition and disposition-related costs
Acquisition and disposition-related costs decreased 92.1% from $11.5 million during the year ended December 31, 2018 to $0.9 million in the comparable period in 2019 as the integration of ETFS is essentially complete. Expenses incurred during the year ended December 31, 2019 also include costs associated with the sale of our Canadian business, which was completed on February 19, 2020.

Other
Other expenses were essentially unchanged from the year ended December 31, 2018.
Other Income/(Expenses)

	Year Ended December 31,		Change	Percent Change
(in thousands)	2019	2018
Interest expense	$(11,240)	$(7,962)	$(3,278)	41.2%
(Loss)/gain on revaluation of deferred consideration	(11,293)	12,220	(23,513)	n/a
Interest income	3,332	3,093	239	7.7%
Impairments	(30,710)	(17,386)	(13,324)	76.6%
Other losses, net	(3,502)	(205)	(3,297)	1,608.3%

Total other expenses, net	$(53,413)	$(10,240)	$(43,173)	421.6%

	Year Ended December 31,
As a Percent of Revenues:	2019	2018
Interest expense	(4.2%)	(2.9%)
(Loss)/gain on revaluation of deferred consideration	(4.2%)	4.5%
Interest income	1.2%	1.1%
Impairments	(11.4%)	(6.3%)
Other losses, net	(1.3%)	(0.1%)

Total other expenses, net	(19.9%)	(3.7%)

Interest expense
Interest expense increased 41.2% from $8.0 million during the year ended December 31, 2018 to $11.2 million in the comparable period in 2019 as borrowing under our Credit Facility commenced on April 11, 2018. In addition, the increase was attributable to higher interest rates, partly offset by a reduced borrowing as we partially repaid $21.0 million of our Term Loan during the year ended December 31, 2019. Our effective interest rate during April 11, 2018 through December 31, 2018 and during the year ended December 31, 2019 was 5.1% and 5.3%, respectively, and includes our cost of borrowing and amortization of issuance costs.
(Loss)/gain on revaluation of deferred consideration
We recognized a gain on revaluation of deferred consideration of $12.2 million during the year ended December 31, 2018 as compared to a loss of ($11.3) million during the year ended December 31, 2019. The loss arose in the current year due to an increase in the price of gold, partly offset by the flattening of the forward-looking curve when compared to the forward-looking curve on December 31, 2018. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 7.7% from $3.1 million during the year ended December 31, 2018 to $3.3 million in the comparable period in 2019 due to paid-in-kind,
or PIK, interest accrued on notes receivable, partly offset by the maturity of our short-term investment grade portfolio which occurred in the prior year.

Impairments
During the year ended December 31, 2019, impairment charges of $30.7 million were recognized on the following items: (i) $30.1 million on our financial interests in AdvisorEngine (See Note 8 to our Consolidated Financial Statements) and (ii) $0.6 million in connection with the termination of our Japan office lease.
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
Other losses, net
Other losses, net were $0.2 million and $3.5 million during the year ended December 31, 2018 and 2019, respectively. Included in the loss recognized in the current year is a charge of $4.3 million arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. The indemnification asset arose from the ETFS Acquisition. An equal and offsetting benefit has been recognized in income tax expense. Also included in the year ended December 31, 2019 is a gain of $0.4 million from the recognition of the foreign currency translation adjustment upon the liquidation of our Japan business. In addition, gains and losses generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income Taxes
Our effective income tax rate during the year ended December 31, 2019 was not meaningful as our income before income taxes was $0.1 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on capital losses and foreign net operating losses, a non-deductible
loss on revaluation of deferred consideration,
non-deductible
executive compensation, state and local income taxes and tax shortfalls associated with the vesting and exercise of stock-based compensation awards, partly offset by a $4.3 million reduction in unrecognized tax benefits and a lower tax rate on foreign earnings.
Our effective income tax rate for the year ended December 31, 2018 of 28.2% resulted in income tax expense of $14.4 million. Our tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, non-deductible
acquisition and disposition-related costs, state and local income taxes and a valuation allowance on capital losses, partly offset by a non-taxable
gain on revaluation of deferred consideration, a lower tax rate on foreign earnings and stock-based compensation windfall tax benefits.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2018	2017
Global AUM (in millions)
Average global AUM	$56,397	$45,197	$11,200	24.8%

Operating Revenues (in thousands)
Advisory fees	$271,104	$226,692	$44,412	19.6%
Other income	3,012	1,603	1,409	87.9%

Total revenues	$274,116	$228,295	$45,821	20.1%

Average Global AUM
Our average global AUM increased 24.8% from $45.2 billion during the year ended December 31, 2017 to $56.4 billion in the comparable period in 2018 primarily due to the $17.6 billion of AUM acquired in connection with the ETFS Acquisition and net inflows into our fixed income, U.S. equity, commodity, emerging markets and alternative strategy ETPs. These increases were partly offset by outflows from HEDJ/DXJ and market depreciation.
Operating Revenues
Advisory fees
Advisory fee revenues increased 19.6% from $226.7 million during the year ended December 31, 2017 to $271.1 million in the comparable period in 2018 primarily due the ETFS Acquisition, partly offset by lower average AUM of our U.S. listed products. Our average global advisory fee has declined 0.02%, from 0.50% to 0.48% during the years ended December 31, 2017 and 2018, respectively, due to the ETFS Acquisition and change in product mix.
Other income
Other income increased 87.9% from $1.6 million during the year ended December 31, 2017 to $3.0 million in the comparable period in 2018 primarily due to creation/redemption fees earned from the ETFS exchange-traded products.
Operating Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2018	2017
Compensation and benefits	$74,515	$81,493	$(6,978)	(8.6%)
Fund management and administration	56,686	42,144	14,542	34.5%
Marketing and advertising	13,884	14,402	(518)	(3.6%)
Sales and business development	17,153	13,811	3,342	24.2%
Contractual gold payments	8,512	—	8,512	n/a
Professional and consulting fees	7,984	5,254	2,730	52.0%
Occupancy, communications and equipment	6,203	5,415	788	14.6%
Depreciation and amortization	1,301	1,395	(94)	(6.7%)
Third-party distribution fees	6,611	3,393	3,218	94.8%
Acquisition and disposition-related costs	11,454	4,832	6,622	137.0%
Other	8,534	7,068	1,466	20.7%

Total expenses	$212,837	$179,207	$33,630	18.8%

As a Percent of Revenues:	Year Ended December 31,
	2018	2017
Compensation and benefits	27.2%	35.7%
Fund management and administration	20.7%	18.5%
Marketing and advertising	5.1%	6.3%
Sales and business development	6.2%	6.0%
Contractual gold payments	3.1%	n/a
Professional and consulting fees	2.9%	2.3%
Occupancy, communications and equipment	2.3%	2.4%
Depreciation and amortization	0.4%	0.6%
Third-party distribution fees	2.4%	1.5%
Acquisition and disposition-related costs	4.2%	2.1%
Other	3.1%	3.1%

Total expenses	77.6%	78.5%

Compensation and benefits
Compensation and benefits expense decreased 8.6% from $81.5 million during the year ended December 31, 2017 to $74.5 million in the comparable period in 2018 due to lower incentive compensation, partly offset by higher compensation associated with the ETFS Acquisition. Headcount of our U.S. Business segment was 162 and our International Business segment was 42 at December 31, 2017 compared to 153 and 75, respectively, at December 31, 2018.
Fund management and administration
Fund management and administration expense increased 34.5% from $42.1 million during the year ended December 31, 2017 to $56.7 million in the comparable period in 2018 due to higher average AUM of our International listed products primarily associated with the ETFS Acquisition. We had 89 U.S. listed ETFs and 99 International listed ETPs at December 31, 2017 compared to 85 U.S. listed ETFs and 452 International listed ETPs at December 31, 2018.
Marketing and advertising
Marketing and advertising expense decreased 3.6% from $14.4 million during the year ended December 31, 2017 to $13.9 million in the comparable period in 2018 primarily due to lower levels of domestic spending, partly offset by higher spending in Europe.
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
Depreciation and amortization
Depreciation and amortization expense decreased 6.7% from $1.4 million during the year ended December 31, 2017 to $1.3 million in the comparable period in 2018 and is primarily due to the closure of our office in Japan.
Third-party distribution fees
Third-party distribution fees increased 94.8% from $3.4 million during the year ended December 31, 2017 to $6.6 million in the comparable period in 2018 primarily due to higher fees paid for platform relationships and to our third-party marketing agent in Latin America.
Acquisition and disposition-related costs
During the year ended December 31, 2018 we incurred acquisition and disposition-related costs associated with the ETFS Acquisition of $11.5 million which included professional advisor fees, severance and other compensation costs, a write-off
of our office lease and other integration costs.
During the year ended December 31, 2017, we incurred acquisition and disposition-related costs of $4.8 million, which were primarily professional fees associated with the ETFS Acquisition, as well as professional fees incurred in connection with securing an option to purchase the remaining equity interests in AdvisorEngine. This option has since expired.
Other
Other expenses increased 20.7% from $7.1 million during the year ended December 31, 2017 to $8.5 million in the comparable period in 2018 primarily due to higher office expenses associated with an increase in headcount from the ETFS Acquisition.
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

Interest expense
Interest expense for the year ended December 31, 2018 of $8.0 million was incurred on our borrowing under the Credit Facility that we entered on April 11, 2018 to facilitate the ETFS Acquisition. Our effective interest rate during the period was 5.1% and includes our cost of borrowing and amortization of issuance costs.
Gain on revaluation of deferred consideration
We recognized a gain on revaluation of deferred consideration of $12.2 million during the year ended December 31, 2018. A gain was recognized as the price of gold has declined when compared to April 11, 2018, the date in which the deferred consideration was originally measured. The magnitude of the any gain or loss recognized is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 8.1% from $2.9 million during the year ended 2017 to $3.1 million in the comparable period in 2018 primarily due to PIK interest on notes receivable, partly offset by lower interest income on our short-term investment grade bond portfolio which has matured.
Impairments
During the year ended December 31, 2018, impairment charges of $17.4 million were recognized on the following items: (i) $10.0 million on the intangible asset associated with GCC; (ii) $3.8 million related to our ownership stake in Thesys; (iii) $3.3 million upon the expiration of our option to acquire the remaining equity interests in AdvisorEngine; and (iv) $0.3 million associated with the disposal of the fixed assets of our Japan office.
Settlement gain
A settlement gain of $6.9 million was recorded during the year ended December 31, 2017 representing the fair value of the preferred stock of Thesys that we received in connection with the resolution of a dispute regarding our ownership stake in Thesys, which occurred in June 2017 (See Note 10 to our Consolidated Financial Statements).
Other losses, net
Other losses, net were $0.7 million and $0.2 million during the year ended December 31, 2017 and 2018, respectively. Gains and losses generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.

Income Taxes
Our effective income tax rate for the year ended December 31, 2018 of 28.2% resulted in income tax expense of $14.4 million. Our tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, non-deductible
acquisition and disposition-related costs, state and local income taxes and a valuation allowance on capital losses, partly offset by a non-taxable
gain on revaluation of deferred consideration, a lower tax rate on foreign earnings and stock-based compensation windfall tax benefits. The gain on revaluation of deferred consideration is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate.
Our effective income tax rate for the year ended December 31, 2017 of 53.3% resulted in income tax expense of $31.0 million. Our tax rate differed from the federal statutory tax rate of 35% primarily due to a valuation allowance on foreign net operating losses, state and local income tax expense, non-deductible
acquisition and disposition-related costs and tax shortfalls recognized upon vesting of stock-based compensation awards during the year ended December 31, 2017. In addition, included within our effective income tax rate is a charge of $0.5 million to remeasure our net deferred tax assets, or DTAs, in connection with U.S. tax reform. We were required to remeasure our DTAs using the newly enacted federal corporate income tax rate of 21% at date of enactment. This reduced the carrying value of our DTAs and increased tax expense.

Quarterly Results
The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2019 and 2018. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands, except per share amounts)	Q4/19	Q3/19	Q2/19	Q1/19	Q4/18	Q3/18	Q2/18	Q1/18
Operating Revenues:
Advisory fees	$68,179	$67,006	$65,627	$64,840	$67,191	$71,679	$73,778	$58,456
Other income	728	712	666	645	676	891	997	448

Total revenues	68,907	67,718	66,293	65,485	67,867	72,570	74,775	58,904

Operating Expenses:
Compensation and benefits	19,280	18,880	21,300	21,301	18,838	17,544	19,301	18,832
Fund management and administration	15,650	15,110	15,576	15,166	15,861	15,292	14,621	10,912
Marketing and advertising	3,551	3,022	2,910	2,680	3,672	3,239	3,778	3,195
Sales and business development	5,329	4,354	4,171	4,422	5,036	3,801	4,503	3,813
Contractual gold payments	3,516	3,502	3,110	3,098	2,917	2,880	2,715	—
Professional and consulting fees	1,604	1,259	1,296	1,482	2,854	1,934	1,560	1,636
Occupancy, communications and equipment	1,587	1,549	1,548	1,618	1,544	1,722	1,574	1,363
Depreciation and amortization	253	259	264	269	303	306	337	355
Third-party distribution fees	1,146	1,503	1,919	2,400	1,813	1,407	1,666	1,725
Acquisition and disposition-related costs	366	190	33	313	1,008	456	7,928	2,062
Other	1,816	1,959	2,255	2,053	2,202	2,281	2,261	1,790

Total expenses	54,098	51,587	54,382	54,802	56,048	50,862	60,244	45,683

Operating income	14,809	16,131	11,911	10,683	11,819	21,708	14,531	13,221
Other Income/(Expenses):
Interest expense	(2,606)	(2,832)	(2,910)	(2,892)	(2,859)	(2,747)	(2,356)	—
(Loss)/gain on revaluation of deferred consideration	(5,354)	(6,306)	(4,037)	4,404	(5,410)	7,732	9,898	—
Interest income	936	799	818	779	800	719	612	962
Impairments	(30,138)	—	—	(572)	(17,386)	—	—	—
Other gains and losses, net	(2)	843	284	(4,627)	439	118	(501)	(261)

(Loss)/income before income taxes	(22,355)	8,635	6,066	7,775	(12,597)	27,530	22,184	13,922
Income tax expense/(benefit)	3,525	4,483	3,587	(1,049)	(1,033)	5,481	5,460	4,498

Net (loss)/income	($25,880)	$4,152	$2,479	$8,824	($11,564)	$22,049	$16,724	$9,424

(Loss)/earnings per share—basic	($0.17)	$0.02	$0.01	$0.05	($0.08)	$0.13	$0.10	$0.07

(Loss)/earnings per share—diluted	($0.17)	$0.02	$0.01	$0.05	($0.08)	$0.13	$0.10	$0.07

Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

	Q4/19	Q3/19	Q2/19	Q1/19	Q4/18	Q3/18	Q2/18	Q1/18
Percent of Revenues
Operating Revenues
Advisory fees	98.9%	98.9%	99.0%	99.0%	99.0%	98.8%	98.7%	99.2%
Other income	1.1%	1.1%	1.0%	1.0%	1.0%	1.2%	1.3%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Compensation and benefits	28.0%	27.9%	32.1%	32.5%	27.8%	24.2%	25.8%	32.0%
Fund management and administration	22.7%	22.3%	23.5%	23.2%	23.3%	21.1%	19.6%	18.6%
Marketing and advertising	5.2%	4.5%	4.4%	4.1%	5.4%	4.4%	5.1%	5.4%
Sales and business development	7.7%	6.5%	6.3%	6.8%	7.4%	5.2%	6.0%	6.5%
Contractual gold payments	5.1%	5.2%	4.7%	4.7%	4.3%	4.0%	3.6%	n/a
Professional and consulting fees	2.3%	1.9%	1.9%	2.3%	4.2%	2.7%	2.1%	2.8%
Occupancy, communications and equipment	2.3%	2.2%	2.3%	2.4%	2.3%	2.4%	2.1%	2.3%
Depreciation and amortization	0.4%	0.4%	0.4%	0.4%	0.5%	0.4%	0.5%	0.6%
Third-party distribution fees	1.7%	2.2%	2.9%	3.7%	2.7%	2.0%	2.2%	2.9%
Acquisition and disposition-related costs	0.5%	0.2%	0.1%	0.5%	1.4%	0.6%	10.6%	3.5%
Other	2.6%	2.9%	3.4%	3.1%	3.2%	3.1%	3.0%	3.0%

Total expenses	78.5%	76.2%	82.0%	83.7%	82.5%	70.1%	80.6%	77.6%

Operating income	21.5%	23.8%	18.0%	16.3%	17.5%	29.9%	19.4%	22.4%
Other Income/(Expenses)
Interest expense	(3.8%)	(4.2%)	(4.4%)	(4.4%)	(4.2%)	(3.8%)	(3.1%)	n/a
(Loss)/gain on revaluation of deferred consideration	(7.8%)	(9.3%)	(6.1%)	6.7%	(8.0%)	10.7%	13.2%	n/a
Interest income	1.4%	1.2%	1.2%	1.2%	1.2%	1.0%	0.8%	1.6%
Impairments	(43.7%)	n/a	n/a	(0.9%)	(25.6%)	n/a	n/a	n/a
Other gains and losses, net	0.0%	1.2%	0.4%	(7.0%)	0.6%	0.1%	(0.7%)	(0.4%)

(Loss)/income before income taxes	(32.4%)	12.7%	9.1%	11.9%	(18.5%)	37.9%	29.6%	23.6%
Income tax expense/(benefit)	5.1%	6.6%	5.4%	(1.6%)	(1.5%)	7.5%	7.3%	7.6%

Net (loss)/income	(37.5%)	6.1%	3.7%	13.5%	(17.0%)	30.4%	22.3%	16.0%

	Q4/19	Q3/19	Q2/19	Q1/19	Q4/18	Q3/18	Q2/18	Q1/18
Operating Statistics
GLOBAL ETPs (in millions)
Beginning of period assets	$59,981	$60,389	$59,112	$54,094	$59,140	$59,970	$44,962	$48,936
Assets acquired	—	—	—	—	—	—	17,641	—
Inflows/(outflows)	368	(694)	337	561	245	(1,234)	(1,222)	(2,220)
Market appreciation/(depreciation)	3,269	467	940	4,544	(5,291)	404	(1,411)	(1,709)
Fund closures	(3)	(181)	—	(87)	—	—	—	(45)

End of period assets	$63,615	$59,981	$60,389	$59,112	$54,094	$59,140	$59,970	$44,962

Average assets during the period	$61,858	$60,306	$58,575	$57,683	$56,423	$59,461	$61,302	$47,725
Average advisory fee during the period	0.44%	0.44%	0.45%	0.46%	0.47%	0.48%	0.48%	0.50%
Number of ETPs—end of the period	367	366	536	534	537	535	526	180

U.S. LISTED ETFs (in millions)
Beginning of period assets	$37,592	$39,220	$39,366	$35,486	$41,556	$41,340	$42,886	$46,827
Inflows/(outflows)	563	(1,198)	(166)	147	(894)	(878)	(1,230)	(2,167)
Market appreciation/(depreciation)	2,448	(430)	20	3,820	(5,176)	1,094	(316)	(1,729)
Fund closures	(3)	—	—	(87)	—	—	—	(45)

End of period assets	$40,600	$37,592	$39,220	$39,366	$35,486	$41,556	$41,340	$42,886

Average assets during the period	$39,094	$37,857	$38,945	$38,061	$38,246	$41,555	$43,464	$45,618
Average advisory fee during the period	0.44%	0.44%	0.44%	0.45%	0.47%	0.48%	0.49%	0.49%
Number of ETFs—end of the period	80	80	79	77	85	84	81	81

	Q4/19	Q3/19	Q2/19	Q1/19	Q4/18	Q3/18	Q2/18	Q1/18

INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$22,389	$21,169	$19,746	$18,608	$17,584	$18,630	$2,076	$2,109
Assets acquired	—	—	—	—	—	—	17,641	—
Inflows/(outflows)	(195)	504	503	414	1,139	(356)	8	(53)
Market appreciation/(depreciation)	821	897	920	724	(115)	(690)	(1,095)	20
Fund closures	—	(181)	—	—	—	—	—	—

End of period assets	$23,015	$22,389	$21,169	$19,746	$18,608	$17,584	$18,630	$2,076

Average assets during the period	$22,764	$22,449	$19,630	$19,622	$18,177	$17,906	$17,838	$2,107
Average advisory fee during the period	0.44%	0.44%	0.46%	0.47%	0.47%	0.48%	0.47%	0.57%
Number of ETPs—end of the period	287	286	457	457	452	451	445	99

PRODUCT CATEGORIES
Commodity & Currency
Beginning of period assets	$19,954	$18,446	$16,978	$16,213	$14,998	$16,116	$399	$426
Assets acquired	—	—	—	—	—	—	16,778	—
Inflows/(outflows)	(267)	534	563	227	988	(419)	(66)	(26)
Market appreciation/(depreciation)	639	974	905	538	227	(699)	(995)	(1)

End of period assets	$20,326	$19,954	$18,446	$16,978	$16,213	$14,998	$16,116	$399

Average assets during the period	$20,146	$19,796	$16,912	$16,995	$15,620	$15,331	$15,260	$410
U.S. Equity
Beginning of period assets	$16,416	$16,021	$15,880	$13,335	$15,186	$14,300	$13,359	$14,234
Assets acquired	—	—	—	—	—	—	—	—
Inflows/(outflows)	468	242	103	632	393	347	114	46
Market appreciation/(depreciation)	1,002	153	38	1,913	(2,244)	539	827	(921)

End of period assets	$17,886	$16,416	$16,021	$15,880	$13,335	$15,186	$14,300	$13,359

Average assets during the period	$17,112	$16,004	$15,808	$14,947	$14,291	$14,950	$14,021	$14,122
International Developed Market Equity
Beginning of period assets	$12,541	$13,687	$14,414	$14,508	$19,385	$19,986	$22,102	$25,752
Assets acquired	—	—	—	—	—	—	—	—
Inflows/(outflows)	(122)	(1,001)	(729)	(1,530)	(2,216)	(1,238)	(1,510)	(2,855)
Market appreciation/(depreciation)	1,006	(145)	2	1,436	(2,661)	637	(606)	(795)

End of period assets	$13,425	$12,541	$13,687	$14,414	$14,508	$19,385	$19,986	$22,102

Average assets during the period	$13,001	$12,747	$13,957	$14,506	$16,869	$19,576	$22,064	$24,183
Emerging Market Equity
Beginning of period assets	$5,814	$6,090	$5,730	$5,278	$5,346	$5,643	$6,289	$5,887
Inflows/(outflows)	193	173	367	(84)	232	(216)	(119)	423
Market appreciation/(depreciation)	516	(449)	(7)	536	(300)	(81)	(527)	(21)

End of period assets	$6,523	$5,814	$6,090	$5,730	$5,278	$5,346	$5,643	$6,289

Average assets during the period	$6,111	$5,851	$5,785	$5,502	$5,148	$5,548	$6,116	$6,259
Fixed Income
Beginning of period assets	$3,655	$4,258	$4,023	$2,570	$1,720	$1,400	$1,083	$844
Assets acquired	—	—	—	—	—	—	—	—
Inflows/(outflows)	220	(582)	208	1,418	880	329	349	252
Market appreciation/(depreciation)	34	(21)	27	35	(30)	(9)	(32)	(13)

End of period assets	$3,909	$3,655	$4,258	$4,023	$2,570	$1,720	$1,400	$1,083

Average assets during the period	$3,856	$4,050	$4,119	$3,511	$2,140	$1,536	$1,219	$993
Leveraged & Inverse
Beginning of period assets	$1,130	$1,149	$1,226	$1,083	$1,250	$1,340	$872	$930
Assets acquired	—	—	—	—	—	—	863	—
Inflows/(outflows)	(55)	11	(63)	83	(18)	(70)	(41)	(133)
Market appreciation/(depreciation)	71	(30)	(14)	60	(149)	(20)	(354)	75

End of period assets	$1,146	$1,130	$1,149	$1,226	$1,083	$1,250	$1,340	$872

Average assets during the period	$1,186	$1,154	$1,199	$1,213	$1,193	$1,294	$1,407	$877

	Q4/19	Q3/19	Q2/19	Q1/19	Q4/18	Q3/18	Q2/18	Q1/18
Alternatives
Beginning of period assets	$468	$514	$628	$755	$674	$578	$492	$582
Inflows/(outflows)	(69)	(48)	(108)	(141)	178	72	66	(70)
Market appreciation/(depreciation)	1	2	(6)	14	(97)	24	20	(20)

End of period assets	$400	$468	$514	$628	$755	$674	$578	$492

Average assets during the period	$443	$490	$574	$666	$712	$628	$564	$547
Closed ETPs
Beginning of period assets	$3	$224	$233	$352	$581	$607	$366	$281
Inflows/(outflows)	—	(23)	(4)	(44)	(192)	(39)	(15)	143
Market appreciation/(depreciation)	—	(17)	(5)	12	(37)	13	256	(13)
Fund closures	(3)	(181)	—	(87)	—	—	—	(45)

End of period assets	$—	$3	$224	$233	$352	$581	$607	$366

Average assets during the period	$3	$214	$221	$343	$450	$598	$651	$334

Headcount—U.S. Business segment	137	142	143	141	153	151	155	157
Headcount—International segment	71	70	71	75	75	76	76	34

Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree
Non-GAAP
Financial Measures
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
Non-GAAP
measurements do not have any standardized meaning, do not replace nor are superior to GAAP financial measurements and are unlikely to be comparable to similar measures presented by other companies. These non-GAAP
financial measurements should be considered in the context with our GAAP results. The non-GAAP
financial measurements contained in this Report include:
•
Adjusted net income and adjusted diluted earnings per share.
We disclose adjusted net income and adjusted diluted earnings per share as non-GAAP
financial measurements in order to report our results exclusive of items that are non-recurring
or not core to our operating business. We believe presenting these non-GAAP
financial measures provides investors with a consistent way to analyze our performance. These non-GAAP
financial measures exclude the following:

•
Unrealized gains or losses on the revaluation of deferred consideration
: Deferred consideration is an obligation we assumed in connection with the ETFS acquisition that is carried at fair value. This item represents the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold may have a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when arriving at adjusted net income and adjusted diluted earnings per share as it is not core to our operating business. The item is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate.

•
Tax shortfalls and windfalls upon vesting and exercise of stock-based compensation awards
: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting and exercise of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when determining adjusted net income and adjusted diluted earnings per share as they introduce volatility in earnings and are not core to our operating business.

•
Other items
: Impairment charges, severance expense, acquisition and disposition-related costs, a re-measurement
of net deferred tax assets in connection with tax reform and a settlement gain are excluded when determining adjusted net income and adjusted earnings per share.

	Years Ended
Adjusted Net Income and Diluted Earnings per Share:	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2017
Net (loss)/income, as reported	$(10,425)	$36,633	$27,199
Add back: Impairments, net of income taxes	30,710	14,048	—
Add back/(deduct): Unrealized loss/(gain) on revaluation of deferred consideration	11,293	(12,220)	—
Add back: Severance expense, net of income taxes	2,715	1,526	—
Add back/(deduct): Tax shortfalls/(windfalls) upon vesting and exercise of stock-based compensation awards	1,219	(534)	1,024
Add back: Acquisition and disposition-related costs, net of income taxes	787	10,508	4,540
Add back: Re-measurement of net deferred tax assets (tax reform)	—	—	411
Deduct: Settlement gain, net of income taxes	—	—	(4,256)

Adjusted net income	$36,299	$49,961	$28,918
Deduct: Income distributed to participating securities	(2,163)	(1,595)	(696)
Deduct: Undistributed income allocable to participating securities	(1,679)	(2,478)	—

Adjusted net income available to common stockholders	$32,457	$45,888	$28,222
Weighted average diluted shares, excluding participating securities (See Note 22 to our Consolidated Financial Statements)	151,975	147,290	135,558

Adjusted earnings per share—diluted	$0.21	$0.31	$0.21

Segment Results
The table below presents the results of our U.S. Business and International Business reportable segments (in thousands, except for average assets during the period, which are in millions).

	Years Ended December 31,
	2019	2018	2017
U.S. Business Segment
Operating revenues
Advisory fees	$170,489	$204,298	$217,021
Other income	339	608	520

Total operating revenues	$170,828	$204,906	$217,541

Total operating expenses	$(141,067)	$(152,430)	$(156,342)

Other income/(expenses)
Interest expense	$(780)	$(566)	$—
Interest income	3,326	3,093	2,861
Impairments	(30,710)	(17,386)	—
Settlement gain	—	—	6,909
Other gains and losses, net	272	292	(432)

Total other income/(expenses)	$(27,892)	$(14,567)	$9,338

Total income before taxes (U.S. Business Segment)	$1,869	$37,909	$70,537

Average assets during the period (in millions)	$38,577	$42,241	$43,516
Average advisory fee during the period	0.44%	0.48%	0.50%
International Business Segment
Operating revenues
Advisory fees	$95,163	$66,806	$9,671
Other income	2,412	2,404	1,083

Total operating revenues	$97,575	$69,210	$10,754

Total operating expenses	$(73,802)	$(60,407)	$(22,865)

Other income/(expenses)
Interest expense	$(10,460)	$(7,396)	$—
Interest income	6	—	—
(Loss)/gain on revaluation of deferred consideration	(11,293)	12,220	—
Other losses, net	(3,774)	(497)	(234)

Total other income/(expenses)	$(25,521)	$4,327	$(234)

Total (loss)/income before taxes (International Business Segment)	$(1,748)	$13,130	$(12,345)

Average assets during the period (in millions)	$21,135	$14,156	$1,681
Average advisory fee during the period	0.45%	0.48%	0.60%
Income/(loss) before taxes
U.S. Business segment	$1,869	$37,909	$70,537
International Business segment	(1,748)	13,130	(12,345)

Total income before taxes	$121	$51,039	$58,192

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
U.S. Business segment
Operating revenues decreased 16.6% from $204.9 million during the year ended December 31, 2018 to $170.8 million in the comparable period in 2019. The decrease was attributable to lower average AUM due to net outflows from HEDJ and DXJ, market depreciation and a 4 basis point decrease in our average advisory fee due to AUM mix shift. These decreases were partly offset by net inflows into our U.S. equity, fixed income and emerging markets ETFs. Our average U.S. listed advisory fee was 0.48% and 0.44% during the years ended December 31, 2018 and 2019, respectively.
Operating expenses decreased 7.5% from $152.4 million during the year ended December 31, 2018 to $141.1 million in the comparable period in 2019 primarily due to lower acquisition and disposition-related costs, lower fund management and administration expense, lower professional fees and lower marketing and advertising expense. These decreases were partly offset by higher incentive compensation.
Other income/(expenses) of the U.S. Business segment were ($27.9) million during the year ended December 31, 2019, which included impairments of ($30.7) million and interest expense of ($0.8) million. These expenses were partly offset by interest income of $3.3 million and other net gains of $0.3 million. Other income/(expenses) of the U.S. Business segment were ($14.6) million during the year ended December 31, 2018, which included impairments of ($17.4) million and interest expense of ($0.6) million. These expenses were partly offset by interest income of $3.1 million and other gains, net of $0.3 million.
International Business segment
Operating revenues increased 41.0% from $69.2 million during the year ended December 31, 2018 to $97.6 million in the comparable period in 2019 primarily due to higher revenues earned from the ETFS acquired business, which were recognized for the entire year of 2019. This increase was partly offset by a 3 basis point decrease in our average advisory fee due to AUM mix shift. Our average International listed advisory fee was 0.48% and 0.45% during the years ended December 31, 2018 and 2019, respectively.
Operating expenses increased 22.2% from $60.4 million during the year ended December 31, 2018 to $73.8 million in the comparable period in 2019, primarily due higher expenses from ETFS, which were recognized for the entire year of 2019. These increases were partly offset by lower acquisition and disposition-related costs.
Other income/(expenses) were ($25.5) million during the year ended December 31, 2019, which were comprised of interest expense of ($10.5) million, a loss on revaluation of deferred consideration of ($11.3) million and other net losses of ($3.7) million. Other net losses primarily arose from the reduction of a tax-related
indemnification asset upon the expiration of the statute of limitations. Other income/(expenses) of the International Business segment was $4.3 million during the year ended December 31, 2018, which was comprised of a gain on revaluation of deferred consideration of $12.2 million, partly offset by interest expense of ($7.4) million and other losses of ($0.5) million.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
U.S. Business segment
Operating revenues decreased 5.8% from $217.5 million during the year ended December 31, 2017 to $204.9 million in the comparable period in 2018. The decrease was attributable to net outflows from HEDJ and DXJ, market depreciation and a 2 basis point decline in our average advisory fee due to AUM mix shift. These decreases were partly offset by net inflows into fixed income, U.S. equity, emerging markets and alternative strategy ETFs. Our average U.S. listed advisory fee was 0.50% and 0.48% during the years ended December 31, 2017 and 2018, respectively.

Operating expenses decreased 2.5% from $156.3 million during the year ended December 31, 2017 to $152.4 million in the comparable period in 2018 due primarily to lower incentive compensation, partly offset by higher acquisition and disposition-related costs, higher third-party distribution fees and higher professional fees.
Other income/(expenses) were ($14.6) million during the year ended December 31, 2018, which included impairments of ($17.4) million and interest expense of ($0.6) million. These expenses were partly offset by interest income of $3.1 million and other net gains of $0.3 million. Other income/(expenses) were $9.3 million during the year ended December 31, 2017 which included a settlement gain of $6.9 million and interest income of $2.8 million. These items were partly offset by other net losses of ($0.4) million.
International Business segment
Operating revenues increased 543.6% from $10.8 million during the year ended December 31, 2017 to $69.2 million in the comparable period in 2018. This increase was attributable to higher average AUM associated with the ETFS Acquisition.
Operating expenses increased 164.2% from $22.9 million during the year ended December 31, 2017 to $60.4 million in the comparable period in 2018, primarily due to the ETFS Acquisition. Fund management and administration expense and compensation expense increased due to higher average AUM and higher headcount, respectively. In addition, during the year ended December 31, 2018 we recognized contractual gold payments expense of $8.5 million and acquisition and disposition-related costs of $3.2 million associated with the integration of ETFS.
Other income/(expenses) was $4.3 million during the year ended December 31, 2018, which was comprised of a gain on revaluation of deferred consideration of $12.2 million, partly offset by interest expense of ($7.4) million and other losses of ($0.5) million.
Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31, 2019	December 31, 2018
Balance Sheet Data (in thousands) :
Cash and cash equivalents	$74,972	$77,784
Accounts receivable	26,838	25,834
Securities owned, at fair value	17,319	8,873
Securities held-to-maturity	16,863	20,180

Total: Liquid assets	135,992	132,671
Less: Total current liabilities	(79,041)	(62,801)
Less: Regulatory capital requirement—certain subsidiaries (International subsidiaries)	(12,312)	(11,005)

Subtotal	44,639	58,865
Plus: Revolving Credit Facility—available capacity	27,908	50,000

Total: Available liquidity	$72,547	$108,865

	Year Ended December 31,
	2019	2018	2017
Cash Flow Data (in thousands) :
Operating cash flows	$46,832	$37,468	$48,508
Investing cash flows	(7,005)	(181,779)	(37,021)
Financing cash flows	(43,566)	169,199	(51,136)
Foreign exchange rate effect	927	(1,297)	1,120

(Decrease)/increase in cash and cash equivalents	$(2,812)	$23,591	$(38,529)

Liquidity
We consider our available liquidity to be our liquid assets and available borrowings under our revolving credit facility, less our current liabilities and regulatory capital requirements of certain international subsidiaries. Liquid assets consist of cash and cash equivalents, accounts receivable, securities held-to-maturity
and securities owned, at fair value. Our securities owned, at fair value are highly liquid investments. Certain securities are accounted for as held-to-maturity
securities and we have the intention and ability to hold them to maturity. However, these securities are also readily traded and, if needed, could be sold for liquidity. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business, deferred consideration and accrued incentive compensation for employees.
See the section below titled “Credit Facility” for a discussion of our revolving credit facility.
Cash and cash equivalents decreased $2.8 million during the year ended December 31, 2019 due to $21.0 million used to partially repay our debt, $20.4 million used to pay dividends on our common stock, $8.1 million used to purchase investments, $2.3 million used to repurchase our common stock and $2.1 million used to fund notes receivable. These decreases were partly offset by net cash provided by operating activities of $46.8 million, $3.2 million from held-to-maturity
securities called or maturing during the period and $1.1 million from other activities.
Cash and cash equivalents increased $23.6 million during the year ended December 31, 2018 due to $200.0 million proceeds from the issuance of debt, $64.5 million from sales and maturities of debt securities available-for-sale,
$37.5 million of cash generated by our operating activities and $1.1 million from held-to-maturity
securities called or maturing during the period. These increases were partly offset by $239.3 million of cash paid upon closing of the ETFS Acquisition, net of cash acquired, $19.2 million used to pay dividends on our common stock, $8.7 million used to pay Credit Facility issuance costs, $8.0 million used to fund notes receivable, $2.9 million used to repurchase our common stock and $1.4 million used for other activities.
Cash and cash equivalents decreased $38.5 million during the year ended December 31, 2017 due to $99.8 million used to purchase securities available-for-sale,
$43.8 million used to pay dividends on our common stock, $18.7 million used to fund notes receivable, net of original issue discount, $8.3 million used to purchase investments, $7.9 million used to repurchase our common stock, $3.0 million used to purchase securities held-to-maturity
and $2.1 million used to acquire the Questrade ETFs. These decreases were partly offset by $91.1 million from sales and maturities of securities available-for-sale,
$48.5 million of cash generated by our operating activities, $4.2 million from held-to-maturity
securities called or maturing during the period and $1.3 million for other activities.
Credit Facility
On April 11, 2018 and in connection with the ETFS Acquisition, we entered into a credit agreement with Credit Suisse AG and certain other lenders. Under the credit agreement, the lenders extended to us a Term Loan, of which $179.0 million is currently outstanding, and made a $50.0 million Revolver available to us for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes. The available capacity under the Revolver is subject to compliance with the Total Leverage Ratio as further described below.
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
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at December 31,

2019 was approximately $12.3 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. As part of our capital management, we use available capital to pay down our Term Loan. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans. As previously mentioned, under the terms of the credit agreement, we are subject to various covenants including compliance with the Total Leverage Ratio. A quarterly dividend payment in excess of $0.03 per share and repurchases of our common stock (excluding purchases of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations) are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the cash dividend payment or stock repurchase is made.
During the year ended December 31, 2019, we repurchased 370,428 shares of our common stock under the repurchase program for an aggregate cost of $2.3 million. Currently, $83.4 million remains under this program for future purchases.
Contractual Obligations
The following table summarizes our future cash payments associated with contractual obligations as of December 31, 2019.

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term Loan	$179,000	$—	$179,000	$—	$—
Operating leases	30,212	3,682	5,914	5,994	14,622

Total	$209,212	$3,682	$184,914	$5,994	$14,622

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
Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all of our intangible assets is November 30 th
. Our intangible assets were assessed for impairment as of November 30, 2019. The results of these analyses indicated no impairment based upon quantitative assessments.
Investments
We account for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed within ASU
2016-01,
Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities
, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. See Note 8 to our Consolidated Financial Statements for information regarding an impairment recognized on our financial interests in AdvisorEngine during the year ended December 31, 2019.
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes
(ASU
2019-12).
The main objective of the standard is to reduce complexity in the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income), (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The standard also simplifies the accounting for income taxes by enacting the following: (a) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount as a non-income-based
tax, (b) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered as a separate transaction, (c) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements and (d) requiring that an entity reflect the enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU
2019-12
is effective for years beginning after December 15, 2020, including the interim periods within those reporting periods. Early adoption is permitted. We have determined that this standard will not have a material impact on our financial statements and are currently evaluating whether to early adopt this standard.
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments
(ASU
2016-13).
The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss, or CECL, model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance
sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance
sheet credit exposures, debt securities (including those
held-to-maturity)
and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets The CECL model does not apply to available-for-sale
debt securities. For
available-for-sale
debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing our financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU
2016-13
also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. ASU
2016-13
is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. We have evaluated the impact of this standard which is applicable to our trade receivables and held-to-maturity
securities and have determined that it will not have a material impact to our consolidated financial statements. This standard was adopted on January 1, 2020.
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
(ASU
2018-13),
which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU
 2018-13
also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU
2018-13
is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements and was adopted on January 1, 2020.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and other securities which totaled $27.4 million and $33.9 million as of December 31, 2018 and December 31, 2019, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.
In addition, in connection with the ETFS Acquisition, we obtained a $250.0 million Credit Facility. Interest rate risk is not significant as borrowings under these facilities accrue interest at variable rates (See Note 13 to our Consolidated Financial Statements).
Exchange Rate Risk
Over the last few years, we have expanded our business globally and are subject to currency translation exposure on the results of our
non-U.S.
operations, primarily in Europe. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. The advisory fees earned on our International listed ETPs are predominantly in U.S. dollars (and also paid in gold ounces, as described below), however, expenses for corporate overhead are generally incurred in British pounds. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may seek to do so in the future.
Exchange rate risk associated with the Euro and Canadian dollar is not considered to be significant.
Commodity Price Risk
Fluctuations in the prices of commodities that are linked to certain of our ETPs could have a material adverse effect on our AUM and revenues. In addition, a portion of the advisory fee revenues we receive on our

ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation (See Note 12 to our Consolidated Financial Statements). While we may readily sell the gold that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of gold and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this gold exposure.
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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
ITEM 9B.	OTHER INFORMATION

None.
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation
S-K
regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form
10-K,
and is incorporated herein by reference.
The information required by Item 405 of Regulation
S-K
will be contained in our definitive proxy statement or in an amendment to this Form
10-K
and is incorporated herein by reference.
We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Conduct is posted on our website at
http://ir.wisdomtree.com/corporate-governance
.
We will post any amendments to, or waivers from, a provision of this Code of Conduct by posting such information on our website, at the address and location specified above.
The information required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation
S-K
will be contained in our definitive proxy statement or in an amendment to this Form
10-K
and is incorporated herein by reference.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation
S-K
will be contained in our definitive proxy statement or in an amendment to this Form
10-K
and is incorporated herein by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation
S-K
will be contained in our definitive proxy statement or in an amendment to this Form
10-K
and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation
S-K
will be contained in our definitive proxy statement or in an amendment to this Form
10-K
and is incorporated herein by reference.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be contained in our definitive proxy statement or in an amendment to this Form
10-K
and is incorporated herein by reference.
PART IV
ITEM 15.	EXHIBITS; FINANCIAL STATEMENT SCHEDULES

(a). The following are filed as part of this Report:
1.	Consolidated Financial Statements : The consolidated financial statements and report of independent registered public accounting firm required by this item are included beginning on page F-1.

2.	Financial Statement Schedules : None.

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

None.

WISDOMTREE INVESTMENTS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of WisdomTree Investments, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)
and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Deferred Consideration

Description of the Matter	At December 31, 2019, the Company recorded a current deferred consideration liability of $13,953,000, a long term deferred consideration liability of $159,071,000 and a loss on the revaluation of deferred consideration of $11,293,000. As more fully described in Notes 2, 5 and 12 to the consolidated financial statements, deferred consideration represents an obligation of the Company for fixed payments of physical gold bullion to a third party into perpetuity that is carried at fair value. The Company values deferred consideration using a discounted cash flow model and the significant unobservable inputs used are the discount rate, the perpetual growth rate and the extrapolated forward-looking gold prices.
Auditing the Company’s valuation of deferred consideration was complex due to the significant estimation required in determining the fair value of the current and long-term liability. In particular, the fair value estimate was sensitive to the significant unobservable inputs described above which are affected by future economic and market conditions and thus require significant judgment.

How we addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s deferred consideration fair value process. This included controls over management’s review of the significant unobservable inputs described above and the completeness and accuracy of the inputs to the valuation model.

To test the estimated fair value of the deferred consideration liability, our audit procedures included, among others, reading the terms of the gold royalty agreement to make gold payments, evaluating the Company’s selection of its fair value methodology, testing the significant unobservable inputs used in the model, evaluating the clerical accuracy of the valuation model and testing the completeness and accuracy of the underlying data used by the Company to determine fair value. For example, we agreed underlying data used in management’s valuation model to source documents and/or publicly available data, such as the gold royalty agreement and third-party gold price projections. In addition, we involved our valuation specialists to assist in our evaluation of the Company’s valuation model and the discount rate used by the Company, to calculate an independent estimate of the fair value of the Company’s deferred consideration liability which we compared to the Company’s fair value estimate and to assist in performing a sensitivity analysis of the significant unobservable inputs to evaluate the change in the fair value estimate that would result from changes in these inputs.

ETFS Indefinite-Lived Intangible Assets—Assessment of Carrying Value

Description of the Matter	At December 31, 2019, the Company held indefinite-lived intangible assets related to rights to advisory agreements in connection with the ETFS Acquisition, with an aggregate carrying value of $601,247,000. As described in Notes 2 and 25 to the consolidated financial statements, these assets were assessed for impairment based upon a quantitative test. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying values. The

Company determined the fair value of its ETFS intangible assets using an income approach (discounted cash flow analysis) with significant unobservable inputs that included the weighted average cost of capital and projected revenue growth rates.
Auditing the Company’s quantitative impairment assessment for its ETFS indefinite-lived intangible assets was complex due to the significant unobservable inputs required in determining fair value. In particular, the fair value estimate of the ETFS indefinite-lived intangible assets was sensitive to the significant unobservable inputs described above which are affected by future economic and market conditions and thus require significant judgment.

How we addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment assessment process. This included controls around management’s review of the significant unobservable inputs described above and the completeness and accuracy of the inputs to the valuation model.

To test the Company’s quantitative impairment assessment of ETFS indefinite-lived intangible assets, our audit procedures included, among others, evaluating the Company’s selection of its fair value methodology, testing the significant unobservable inputs used in the valuation model, evaluating the clerical accuracy of the valuation model and testing the completeness and accuracy of the underlying data used by the Company to determine fair value. For example, we agreed to our audit workpapers the ETFS cash flows which were used as a data point in the discounted cash flow analysis. We compared the projected revenue growth rates to the Company’s historical results and those of other guideline public companies in the same industry. In addition, we assessed the accuracy of the Company’s historical projections by comparing them to actual operating results. We involved our valuation specialists to assist in our evaluation of the Company’s valuation model, the weighted average cost of capital used by the Company and the comparability of the guideline public companies selected by the Company and to calculate an independent estimate of the indefinite-lived intangible assets which we compared to the Company’s fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
New York, NY
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of WisdomTree Investments, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree Investments, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, NY
February 28, 2020

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$74,972	$77,784
Securities owned, at fair value	17,319	8,873
Accounts receivable	26,838	25,834
Income taxes receivable	—	1,181
Prepaid expenses	3,724	4,441
Other current assets	207	163

Total current assets	123,060	118,276
Fixed assets, net	8,127	9,122
Notes receivable, net (Note 9)	28,172	28,722
Indemnification receivable (Note 23)	32,101	34,876
Securities held-to-maturity	16,863	20,180
Deferred tax assets, net	7,398	7,042
Investments (Note 10)	11,192	28,080
Right of use assets—operating leases (Note 15)	18,161	—
Goodwill (Note 25)	85,856	85,856
Intangible assets (Note 25)	603,294	603,209
Other noncurrent assets	983	2,155

Total assets	$935,207	$937,518

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$22,021	$22,508
Compensation and benefits payable	26,501	18,453
Deferred consideration—gold payments (Note 12)	13,953	11,765
Securities sold, but not yet purchased, at fair value	582	1,698
Operating lease liabilities (Note 15)	3,682	—
Income taxes payable	3,372	—
Accounts payable and other liabilities	8,930	8,377

Total current liabilities	79,041	62,801
Debt (Note 13)	175,956	194,592
Deferred consideration—gold payments (Note 12)	159,071	149,775
Operating lease liabilities (Note 15)	19,057	—
Deferred rent payable	—	4,570
Other noncurrent liabilities (Note 23)	32,101	34,876

Total liabilities	465,226	446,614
Preferred stock—Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding (Note 14)	132,569	132,569

Contingencies (Note 16)
Stockholders’ equity
Preferred stock, par value $0.01 ; 2,000 shares authorized:	—	—
Common stock, par value $0.01 ; 250,000 shares authorized; issued and outstanding: 155,264 and 153,202 at December 31, 2019 and December 31, 2018, respectively	1,553	1,532
Additional paid-in capital	352,658	363,655
Accumulated other comprehensive income	945	467
Accumulated deficit	(17,744)	(7,319)

Total stockholders’ equity	337,412	358,335

Total liabilities and stockholders’ equity	$935,207	$937,518

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2019	2018	2017
Operating Revenues:
Advisory fees	$265,652	$271,104	$226,692
Other income	2,751	3,012	1,603

Total revenues	268,403	274,116	228,295

Operating Expenses:
Compensation and benefits	80,761	74,515	81,493
Fund management and administration	61,502	56,686	42,144
Marketing and advertising	12,163	13,884	14,402
Sales and business development	18,276	17,153	13,811
Contractual gold payments (Note 12)	13,226	8,512	—
Professional and consulting fees	5,641	7,984	5,254
Occupancy, communications and equipment	6,302	6,203	5,415
Depreciation and amortization	1,045	1,301	1,395
Third-party distribution fees	6,968	6,611	3,393
Acquisition and disposition-related costs (Note 3)	902	11,454	4,832
Other	8,083	8,534	7,068

Total expenses	214,869	212,837	179,207

Operating income	53,534	61,279	49,088
Other Income/(Expenses):
Interest expense	(11,240)	(7,962)	—
(Loss)/gain on revaluation of deferred consideration—gold payments (Note 12)	(11,293)	12,220	—
Interest income	3,332	3,093	2,861
Impairments (Note 26)	(30,710)	(17,386)	—
Settlement gain (Note 10)	—	—	6,909
Other losses, net	(3,502)	(205)	(666)

Income before income taxes	121	51,039	58,192
Income tax expense	10,546	14,406	30,993

Net (loss)/income	$(10,425)	$36,633	$27,199

(Loss)/earnings per share—basic (Note 22)	$(0.08)	$0.23	$0.20

(Loss)/earnings per share—diluted (Note 22)	$(0.08)	$0.23	$0.20

Weighted-average common shares—basic (Note 22)	151,823	146,645	134,614

Weighted-average common shares—diluted (Note 22)	151,823	158,415	136,003

Cash dividends declared per common share	$0.12	$0.12	$0.32

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)/Income
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss)/income	$(10,425)	$36,633	$27,199
Other comprehensive income/(loss)
Change in unrealized gains/(losses) on available-for-sale debt securities, net of tax	—	477	(314)
Foreign currency translation adjustment	875	(301)	649
Reclassification of foreign currency translation adjustment to other losses, net, upon the liquidation of WisdomTree Japan Inc. (Note 1)	(397)	—	—

Other comprehensive income	478	176	335

Comprehensive (loss)/income	$(9,947)	$36,809	$27,534

The accompanying notes are an integral part of these consolidated financial statements
F
-
8

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—January 1, 2017	136,475	$1,365	$224,739	$(44)	$(24,716)	$201,344
Restricted stock issued and vesting of restricted stock units, net	1,022	10	(10)	—	—	—
Shares repurchased	(698)	(7)	(7,884)	—	—	(7,891)
Exercise of stock options, net	197	2	530	—	—	532
Stock-based compensation	—	—	14,717	—	—	14,717
Tax benefit from stock option exercised and vested restricted shares	—	—	492	—	—	492
Other comprehensive income	—	—	—	335	—	335
Dividends	—	—	(16,578)	—	(27,199)	(43,777)
Net income	—	—	—	—	27,199	27,199

Balance—December 31, 2017	136,996	$1,370	$216,006	$291	$(24,716)	$192,951
Common stock issued (Note 3)	15,250	153	137,097	—	—	137,250
Restricted stock issued and vesting of restricted stock units, net	759	9	(9)	—	—	—
Shares repurchased	(334)	—	(2,885)	—	—	(2,885)
Exercise of stock options, net	531	—	191	—	—	191
Stock-based compensation	—	—	13,255	—	—	13,255
Other comprehensive income	—	—	—	176	—	176
Dividends	—	—	—	—	(19,236)	(19,236)
Net income	—	—	—	—	36,633	36,633

Balance—December 31, 2018	153,202	$1,532	$363,655	$467	$(7,319)	$358,335
Restricted stock issued and vesting of restricted stock units, net	2,347	22	(22)	—	—	—
Shares repurchased	(370)	(1)	(2,340)	—	—	(2,341)
Exercise of stock options, net	85	—	160	—	—	160
Stock-based compensation	—	—	11,590	—	—	11,590
Other comprehensive income	—	—	—	478	—	478
Dividends	—	—	(20,385)	—	—	(20,385)
Net loss	—	—	—	—	(10,425)	(10,425)

Balance—December 31, 2019	155,264	$1,553	$352,658	$945	$(17,744)	$337,412

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss)/income	$(10,425)	$36,633	$27,199
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Advisory fees received in gold and other precious metals	(49,887)	(32,238)	—
Impairments	30,710	17,386	—
Contractual gold payments	13,226	8,512	—
Stock-based compensation	11,590	13,255	14,717
Loss/(gain) on revaluation of deferred consideration—gold payments	11,293	(12,220)	—
Amortization of right of use asset	3,174	—	—
Amortization of credit facility issuance costs	2,888	2,087	—
Paid-in-kind interest income (Note 9)	(2,498)	(1,974)	—
Depreciation and amortization	1,045	1,301	1,395
Deferred income taxes	(349)	(6,083)	8,838
Settlement gain	—	—	(6,909)
Other	(173)	798	921
Changes in operating assets and liabilities:
Securities owned, at fair value	(8,446)	(7,182)	(135)
Accounts receivable	(19)	3,804	(3,532)
Income taxes receivable/payable	4,524	5,706	(11,211)
Prepaid expenses	738	427	(204)
Gold and other precious metals	35,886	25,604	—
Other assets	172	984	(408)
Acquisition payable	—	—	(3,547)
Fund management and administration payable	(476)	221	6,203
Compensation and benefits payable	7,885	(16,050)	13,126
Securities sold, but not yet purchased, at fair value	(1,116)	748	(299)
Operating lease liabilities	(3,587)	—	—
Accounts payable and other liabilities	677	(4,251)	2,354

Net cash provided by operating activities	46,832	37,468	48,508

Cash flows from investing activities:
Purchase of fixed assets	(47)	(71)	(295)
Purchase of investments (Note 10)	(8,112)	—	(8,278)
Funding of notes receivable (Note 9)	(2,090)	(8,000)	(18,748)
Proceeds from held-to-maturity securities maturing or called prior to maturity	3,244	1,107	4,194
Purchase of securities held-to-maturity	—	—	(3,009)
Purchase of debt securities available-for-sale	—	—	(99,848)
Proceeds from sales and maturities of debt securities available-for-sale	—	64,498	91,095
Cash paid for acquisition, net of cash acquired (Note 3)	—	(239,313)	—
Cash paid—Acquisition of the right to manage Questrade’s ETFs (Note 2 5)	—	—	(2,132)

Net cash used in investing activities	(7,005)	(181,779)	(37,021)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Dividends paid	(20,385)	(19,236)	(43,777)
Repayment of debt	(21,000)	—	—
Shares repurchased	(2,341)	(2,885)	(7,891)
Credit facility issuance costs	—	(8,690)	—
Preferred stock issuance costs	—	(181)	—
Proceeds from the issuance of debt (Note 3)	—	200,000	—
Proceeds from exercise of stock options	160	191	532
Net cash (used in)/provided by financing activities	(43,566)	169,199	(51,136)
Increase/(decrease) in cash flow due to changes in foreign exchange rate	927	(1,297)	1,120
Net (decrease)/increase in cash and cash equivalents	(2,812)	23,591	(38,529)
Cash and cash equivalents—beginning of year	77,784	54,193	92,722
Cash and cash equivalents—end of year	$74,972	$77,784	$54,193

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for taxes	$10,060	$14,398	$33,113
Cash paid for interest	$8,037	$5,577	$—

NON-CASH
ACTIVITIES
On January 1, 2019, the Company recognized a
right-of-use
asset and lease liability of $19,827 and $24,817, respectively, upon the implementation of Accounting Standards Update
2016-02,
Leases.
See Note 15 for additional information.
In April 2018, the Company issued 14,750 shares of preferred stock and 15,250,000 shares of common stock to ETFS Capital in connection with the ETFS Acquisition which were collectively valued at $270,000 (See Note 3). In addition, a wholly-owned subsidiary of the Company assumed a deferred consideration obligation which was valued at $172,746 on the acquisition date (See Note 12).
On June 20, 2017, the Company was issued newly authorized preferred stock of Thesys Group, Inc. (“Thesys”) in connection with the resolution of a dispute related to the Company’s ownership stake in Thesys. The fair value of the preferred stock on June 20, 2017 was $6,909 and has been subsequently reduced to $3,080 upon the recognition of an impairment during the year ended December 31, 2018 (See Note 10).
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

•
WisdomTree Management Jersey Limited
(“ManJer”)
,
formerly ETFS Management Company (Jersey) Limited, is a Jersey based management company providing management services to eight issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse
strategies.

•
WisdomTree Multi Asset Management Limited
(“WTMAML”), formerly Boost Management Limited, is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI, a non-consolidated
third party, is a public limited company domiciled in Ireland.

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

Sale of Canadian Subsidiary
On November
6
, 2019, the Company entered into a definitive agreement to sell all of the outstanding shares of it
s wholly-ow
n
ed
 Canadian subsidiary, WisdomTree Asset Management Canada, Inc. (“WTAMC”), to CI Financial Corp.
On February 19, 2020, the Company completed the sale of WTAMC, with CI Financial paying CDN $5,000 (USD $3,800) in cash at closing, with total cash consideration ranging from CDN $
7,000
to $
13,000
(USD $
5,400
to USD $
9,900
), depending on the achievement of certain AUM growth targets over the next three years
.
WTAMC is a Canada based investment fund manager registered with the Ontario Securities Commission providing fund management services to locally-listed WisdomTree Canadian ETFs. WTAMC reported operating losses during the years ended December 31, 2019, 2018 and 2017 of $2,786, $3,925 and $3,560, respectively.
Restructuring of Distribution Strategy in Japan
In July 2018, the Company determined to restructure its distribution strategy in Japan and has expanded its existing relationship with Premia Partners Company Limited to manage distribution of the Company’s ETFs in Japan. As a result, WisdomTree Japan Inc. (“WTJ”) has ceased operations. During the year ended December 31, 2019, WTJ was liquidated and the foreign currency translation adjustment of $397 previously recorded in accumulated other comprehensive income was recognized in other gains and losses, net in the Consolidated Statements of Operations.
WTJ reported operating losses during the years ended December 31, 2019, 2018 and 2017 of $550, $4,520 and $4,553, respectively.
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
Segment and Geographic Information
The Company operates as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in the Company’s U.S. Business and International Business reportable

s
egments. The International Business reportable segment includes the results of the Company’s European operations and Canadian operations.
The financial results of ETFS are included in the International Business reportable segment as of the acquisition date.
Foreign Currency Translation
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The impact of the foreign currency translation adjustment is included in the Consolidated Statements of Comprehensive (Loss)/Income as a component of other comprehensive income.
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
Contractual Gold Payments
Contractual gold payments are measured and paid monthly based upon the average daily spot price of gold (See Note 12).
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
Stock-Based Awards
Accounting for stock-based compensation requires the measurement and recognition of compensation expense for all equity awards based on estimated fair values. Stock-based compensation is measured based on the

g
rant-date fair value of the award and is amortized over the relevant service period. Forfeitures are recognized when they occur.
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
Notes Receivable
Notes receivable are accounted for on an amortized cost basis, net of original issue discount and impairments
, if any
. Interest income is accrued over the term of the notes using the effective interest method. The Company performs a review for the impairment of the notes receivable on a quarterly basis and provides for an allowance for credit losses if all or a portion of the notes are determined to be uncollectible.
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
Investments
The Company accounts for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed within Accounting Standards Update (“ASU”)
2016-01,
Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities
, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment.
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
(ASC 842), which requires the recognition of both (i) a lease liability equal to the present value of the remaining lease payments and (ii) an offsetting right-of-use
asset. The remaining lease payments are discounted using the rate implicit in the lease, if known, or otherwise the Company’s incremental borrowing rate. After lease commencement, right-of-use
assets are assessed for impairment and otherwise are amortized over the remaining lease term on a straight-line basis. These recognition requirements are not applied to short-term leases which are those with a lease term of 12 months or less. Instead, lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.
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
Deferred Consideration—Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices and a selected discount rate (Note 12). Changes in the fair value of this obligation are reported as (loss)/gain on revaluation of deferred consideration—gold payments on the Company’s Consolidated Statements of Operations.
Debt
Debt is carried at amortized cost, net of debt issuance costs. Interest expense is recognized using the effective interest method and includes amortization of debt issuance costs over the life of the debt.
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The preferred stock issued in connection with the ETFS Acquisition (Note 14) and unvested share-based payment awards that contain non-forfeitable
rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class
method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes
(ASU
2019-12).
The main objective of the standard is to reduce complexity in the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income), (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The standard also simplifies the accounting for income taxes by enacting
the following: (a) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount as a non-income-based
tax, (b)

requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered as a separate transaction, (c) specifying that an entity is not
required to

allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements and (d) requiring that an entity reflect the enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU
2019-12
is effective for years beginning after December 15, 2020, including the interim periods within those reporting periods. Early adoption is permitted. The Company has determined that this standard will not have a material impact on its financial statements and is currently evaluating whether to early adopt this standard.
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments
(ASU
2016-13).
The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance
sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance
sheet credit exposures, debt securities (including those
held-to-maturity)
and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale
debt securities. For
available-for-sale
debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The

ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU
2016-13
also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU
2016-13
is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. The Company has evaluated the impact of this standard which is applicable to its trade receivables and held-to-maturity
securities and has determined it will not have a material impact on its consolidated financial statements. This standard will be adopted on January 1, 2020.
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
(ASU
2018-13),
which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU
2018-13
also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU
2018-13
is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements and will be adopted on January 1, 2020.
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
Also on April 11, 2018 and in connection with the acquisition, the Company entered into a credit agreement, pursuant to which the lenders extended a $200,000 term loan (the “Term Loan”) and made available a $50,000 revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Facility”) (Note 13).
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

Purchase price
Preferred Shares issued	14,750
Conversion ratio	1,000

Common stock equivalents	14,750,000
Common Shares issued	15,250,000

Total shares issued	30,000,000
WisdomTree stock price (1)	$9.00

Equity portion of purchase price	$270,000
Cash portion of purchase price
Term Loan (Note 13)	200,000
Cash on hand	53,000

Purchase price	523,000
Deferred consideration (Note 12)	172,746

Total	$695,746
Allocation of consideration
Cash and cash equivalents	13,687
Receivables and other current assets	14,069
Intangible assets (2)	601,247
Other current liabilities	(17,314)

Fair value of net assets acquired	611,689

Goodwill resulting from the ETFS Acquisition (3)	$84,057

(1)	The closing price of the Company’s common stock on April 10, 2018, the trading day prior to the closing date of the acquisition.

(2)	Represents purchase price allocated to customary advisory agreements. The fair value of the intangible assets was determined using an income approach (discounted cash flow analysis) which relied upon significant unobservable inputs including a revenue growth multiple of 3% to 4% and a weighted average cost of capital of 11.6%. These intangible assets were determined to have an indefinite useful life and are not deductible for tax purposes. A deferred tax liability associated with these intangible assets was not recognized as the intangibles arose in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

(3)	Goodwill arising from the ETFS Acquisition represents the value of synergies created from combining the operations of ETFS and the Company. The goodwill is not deductible for tax purposes as the transaction was structured as a stock acquisition occurring in the United Kingdom.

 Acquisition and Disposition-Related Costs
During the year ended December 31, 2019, the Company incurred acquisition and disposition-related costs of $902 of which $608 were predominantly associated with the integration of ETFS and costs incurred in connection with the rationalization of the Company’s product offering in Europe following the ETFS Acquisition. The remainder of such costs were associated with the Company’s agreement to sell WTAMC, which was completed
o
n
February 19, 2020 (Note 1).
During the year ended December 31, 2018, the Company incurred acquisition and disposition-related costs associated with the ETFS Acquisition of $11,454, which included professional advisor fees, severance and other compensation costs, a write-off
of the Company’s office lease and other integration costs.

During the year ended December 31, 2017, the Company incurred acquisition and disposition-related costs of $4,832, which were primarily professional fees associated with the ETFS Acquisition, as well as professional fees associated with securing an option to purchase the remaining equity interests in AdvisorEngine Inc. (“AdvisorEngine”). This option has since expired.
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
4. Cash and Cash Equivalents
Of the total cash and cash equivalents of $74,972 and $77,784 at December 31, 2019 and December 31, 2018, respectively, $72,120 and $34,398 were held at two financial institutions. At December 31, 2019 and December 31, 2018, cash equivalents were approximately $317 and $24, respectively.
C
ertain of the Company’s subsidiaries of its International Business segment are required to maintain a minimum level of regulato
ry
capi
tal
, which was $
12,312
and $11,005 at December 31, 2019 and December 31, 2018, respectively. These requirements are generally satisfied by cash on hand.
In addition, the Company collateralized its U.S. office lease through a standby letter of credit totaling $1,384 which is restricted from further use.

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

The
availability
of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level
3
. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the years ended December 31, 2019 and 2018, there were no transfers between Levels 1, 2 and 3.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$317	$317	$—	$—
Securities owned, at fair value	17,319	17,319	—	—

Total	$17,636	$17,636	$—	$—

Non-recurring fair value measurements:
AdvisorEngine— Financial interests (1)	$28,172	$—	$—	$28,172

Total	$28,172	$—	$—	$28,172

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 12)	$173,024	$—	$—	$173,024
Securities sold, but not yet purchased	582	582	—	—

Total	$173,606	$582	$—	$173,024

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$24	$24	$—	$—
Securities owned, at fair value	8,873	8,873	—	—
Total	$8,897	$8,897	$—	$—

Non-recurring fair value measurements:
Thesys—Series Y preferred stock (2)	$3,080	—	—	$3,080
Total	$3,080	$—	$—	$3,080

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 12)	$161,540	$—	$—	$161,540
Securities sold, but not yet purchased	1,698	1,698	—	—
Total	$163,238	$1,698	$—	$161,540

(1)	Fair value determined on December 31, 201 9 (Note 8 ).

(2)	Fair value determined on December 31, 2018 (Note 10).

Recurring Fair Value Measurements—Methodology
Cash Equivalents (Note 4)
—These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are considered Level 1.
Securities Owned/Sold but Not Yet Purchased (Note 6)
—Securities owned and sold, but not yet purchased are investments in ETFs. ETFs are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy.
Deferred Consideration
—
Deferred consideration represents the present value of an obligation to pay gold into perpetuity and was measured at December 31, 2019 using forward-looking gold prices ranging from $1,535 per ounce to $2,328 per ounce ($1,294 per ounce to $2,621 per ounce at December 31, 2018) which are extrapolated from the last observable price (beyond 2025), discounted at a rate of 10% and includes a perpetual growth rate of 1.5%. This obligation is classified as Level 3 as the discount rate, perpetual growth rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in forward-looking gold prices would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value. See Note 12 for additional information.

The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Years Ended December 31,
	2019	2018
Deferred consideration (Note 12)
Beginning balance	$161,540	$172,746
Net realized losses (1)	13,226	8,512
Net unrealized losses/(gains) (2)	11,293	(12,220)
Settlements	(13,035)	(7,498)

Ending balance	$173,024	$161,540

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.

(2)	Recorded as (loss)/gain on revaluation of deferred consideration—gold payments on the Company’s Consolidated Statements of Operations.

6. Securities Owned/Sold but Not Yet Purchased
These securities consist of the following:

	December 31, 2019	December 31, 2018
Securities Owned
Trading securities	$17,319	$8,873

Securities Sold, but not yet Purchased
Trading securities	$582	$1,698

The Company had no
available-for-sale
debt securities
at
December 31, 2019 and December 31, 2018. During the
years
ended December 31, 2018
 and 2017
, the Company received $64,498
and $91,095
,
respectively,
of proceeds from the sale and maturity of
available-for-sale
securities and recognized gross realized losses of $739
 and
$
1,132
, respectively
. Those losses were reclassified out of accumulated other comprehensive income and into the Consolidated Statements of Operations.
7. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	December 31,
	2019	2018
Federal agency debt instruments (amortized cost)	$16,863	$20,180

The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	December 31,
	2019	2018
Cost/amortized cost	$16,863	$20,180
Gross unrealized gains	38	5
Gross unrealized losses	(297)	(1,679)

Fair value	$16,604	$18,506

The Company assesses these securities for other-than-temporary impairment on a quarterly basis. No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2019 and 2018. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity
.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	December 31,
	2019	2018
Due within one year	$—	$—
Due one year through five years	2,000	—
Due five years through ten years	7,494	7,521
Due over ten years	7,369	12,659

Total	$16,863	$20,180

8. AdvisorEngine—Financial Interests
The following table sets forth the carrying value of the Company’s financial interests in AdvisorEngine:

	December 31, 2019			Dec. 31, 2018
	Gross Carrying Value	Impairment	Net Carrying Value	Net Carrying Value
Unsecured convertible note (Note 9)	$2,126	$—	$2,126	$—
Unsecured non-convertible note (Note 9)	31,184	(5,138)	26,046	28,722
Preferred stock (Note 10)	25,000	(25,000)	—	25,000

Total	$58,310	$(30,138)	$28,172	$53,722

The Company is currently pursuing an exit from its investment in AdvisorEngine. While the process is not yet finalized, it is expected that consideration payable to the Company will include contingent payments that are payable only upon satisfaction of various operational and financial conditions. During the year ended December 31, 2019, the Company recognized an impairment of $30,138 to reduce the carrying value of its financial interests in AdvisorEngine to fair value. Fair value (classified as Level 3 in the fair value hierarchy) includes the value of consideration that is payable up front
, as well as the Company’s
assess
ment
 of AdvisorEngine achieving the various operational and financial conditions
. Impairment was recognized on each respective financial interest based upon their liquidation prefer
e
nces
.

9. Notes Receivable
The following table sets forth the carrying value of the Company’s notes receivable:

	December 31, 2019	December 31, 2018
AdvisorEngine—Unsecured non-convertible note	$26,046	$28,722
AdvisorEngine—Unsecured convertible notes	2,126	—

Subtotal	$28,172	$28,722

The Company recognized interest income of $2,498 and $1,974, during the years ended December 31, 2019 and 2018, respectively. Interest income included original issue discount (“OID”) amortization and accrued paid-in-kind
(“PIK”) interest.

Unsecured
Non-Convertible
Note
The Company has an outstanding unsecured promissory note from AdvisorEngine. All principal amounts under the note bear interest from the date such amounts are advanced until repaid at a rate of 5% per annum, provided that immediately upon the occurrence and during the continuance of an event of default (as defined), interest will be increased to 10% per annum. All accrued and unpaid interest is treated as PIK by capitalizing such amount and adding it to the principal amount of the original note. AdvisorEngine has the option to prepay the note, in whole or in part, at any time without premium or penalty. All borrowings under the promissory note mature on December 29, 2021.
The following is a summary of the outstanding unsecured
non-convertible
note receivable balance:

	December 31, 2019	December 31, 2018
Note receivable (face value)	$30,000	$30,000
Less: OID, unamortized	(1,744)	(2,582)
Plus: PIK interest	2,928	1,304

Subtotal	$31,184	$28,722
Impairment (1) (Note 8)	(5,138)	—

Total note receivable, net	$26,046	$28,722

(1)	Includes PIK interest which has been determined to be uncollectible.

Unsecured Convertible Notes
The Company participated in private convertible note financing rounds of AdvisorEngine by advancing $2,090 during the year ended December 31, 2019, in consideration for convertible notes, which were issued as part of a series of convertible notes pursuant to a Convertible Note Purchase Agreement entered into among AdvisorEngine, the Company and the other purchasers thereto. The convertible notes bear interest at a rate of 3% per annum
(
with all or any unpaid portion being treated as PIK by capitalizing such amount and adding it to the principal amount outstanding
)
, is unsecured, and matures on April 11, 2021. All principal
,
and
(
at the option of AdvisorEngine if not paid in cash
)
accrued interest under the convertible notes will automatically convert into a class or series of preferred stock substantially identical to that issued in a qualified financing (as defined therein), but at a price per share equal to 80% of the price per share sold in such transaction. In the event of a corporate transaction (as defined therein) the convertible notes would be repaid in cash from the proceeds of such transaction in the amount of 1.5 times the outstanding principal amount, plus any accrued and unpaid interest. If neither a qualified financing nor a corporate transaction occurs prior to the maturity date, the convertible notes are repaid at a rate of 1.25 times the outstanding principal amount, plus accrued and unpaid interest. The convertible notes may not be prepaid by AdvisorEngine without the prior consent of the requisite holders (which includes the Company).
The following is a summary of the outstanding unsecured convertible notes receivable balance:

December 31, 2019
Notes receivable (face value)	$2,090
Plus: PIK interest	36

Total notes receivable, net	$2,126

F-2
6

10. Investments
The following table sets forth the Company’s investments:

	December 31, 2019	December 31, 2018
AdvisorEngine—Preferred stock	$—	$25,000
Securrency, Inc.—Preferred stock	8,112	—
Thesys—Preferred stock	3,080	3,080

Total	$11,192	$28,080

AdvisorEngine—Preferred Stock
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
6.0% dividend, payable if and when declared by the board of directors, and a liquidation preference that is senior to all other holders of capital stock of AdvisorEngine. The investment is accounted for under the measurement a
lternative
prescribed within ASU

2016-01,

as it is not considered to be

in-substance
 common stock.
As previously disclosed in Note 8, the Company recognized an impairment of $25,000 on the AdvisorEngine preferred stock during the year ended December 31, 2019.
Securrency, Inc.—Preferred Stock
On December 27, 2019, the Company made a $8,112 strategic investment in Securrency, Inc. (“Securrency”), a leading developer of institutional-grade blockchain-based financial and regulatory technology. In consideration of its investment, the Company received 5,178,488 shares of Series A convertible preferred stock representing approximately 25% ownership of Securrency (or approxi
m
ately
20% on a fully diluted basis). The
shares of
Series A
preferred
stock
are convertible into common stock at the option of the Company and contain various rights and protections including a non-cumulative
6.0% dividend, payable if and when declared by the board of directors of Securrenc
y
,
and a liquidation preference that is senior to
 the holders of
common stock.
In addition, the Company has redemption rights which provide that, at any time on or after December 31,
2029
,
upon approval by holders of at least 60% of the Series A preferred stock
then outstanding, Securrency will be required to redeem all of the outstanding shares of
Series A preferred
stock
for the original issue price
 thereof
, plus all declared and unpaid dividends.
The investment is accounted for under the
measurement
alternative prescribed within ASU 2016-01,
as it is not considered to be
in-substance
common stock and is assessed for impairment
and similar
observable
transaction
s
on a quarterly basis. No impairment existed at December 31, 2019.
Thesys—Preferred Stock
On June 20, 2017, the Company was issued 7,797,533 newly authorized shares of Series Y preferred stock (“Series Y Preferred”) of Thesys in connection with the resolution of a dispute related to the Company’s ownership stake in Thesys. The Series Y Preferred represents current ownership of approximately 19% of Thesys on a fully diluted basis (excluding certain reserved shares) In addition, the Company was issued a warrant to purchase 3,898,766 shares of Series Y Preferred. The Series Y Preferred was recorded as a settlement gain on the Consolidated Statements of Operations, at its fair value of $6,909 during the year
ended
December 31, 2017
.

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
The Series Y Preferred is accounted for under the measurement alternative prescribed within ASU
2016-01,
as it is not considered to be
in-substance
common stock and is assessed for impairment and similar observable transactions on a quarterly basis.
The Company quantitatively assessed its investment for impairment at December 31, 2018 as Thesys had underperformed financially when assessed against prior expectations. The enterprise value of Thesys was determined using an income approach (discounted cash flow analyses) applied to its business lines. This approach was predominantly based on unobservable inputs and therefore the valuation is classified as Level 3. The table below presents the ranges and weighted averages of significant unobservable inputs used in this assessment at December 31, 2018:

Range (Weighted Average)
Income Approach (1)
WACC	3.8% – 15.5% (14.1%)

(1)	The inputs selected varied, based upon the Thesys business line being valued. An increase in the WACC would result in a lower enterprise value.
The quantitative assessment performed resulted in the recognition of an impairment of $3,829 during the year ended December 31, 2018. No impairment existed at December 31, 2019 based upon a qualitative assessment.
The carrying value of the Series Y Preferred was $3,080 at December 31, 2019 and December 31, 2018. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.
11. Fixed Assets, net
The following table summarizes fixed assets:

	December 31,
	2019	2018
Equipment	$2,330	$2,244
Furniture and fixtures	2,218	2,218
Leasehold improvements	10,989	10,964
Less: accumulated depreciation and amortization	(7,410)	(6,304)

Total	$8,127	$9,122

12. Deferred Consideration
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
The Company determined the present value of the deferred consideration of $173,024 and $161,540 at December 31, 2019 and December 31, 2018, respectively, using
a d
iscounted

c
ash

flow model w
hereby

forward-looking gold prices which were extrapolated from the last observable price (beyond 2025), discounted at a rate of 10.0% and a perpetual growth rate of 1.5%. Current amounts payable were $13,953 and $11,765 and long-term amounts payable were $159,071 and $149,775, respectively, at December 31, 2019 and December 31, 2018, respectively.
During the years ended December 31, 2019 and 2018, the Company recognized the following in respect of deferred consideration:

	Years Ended December 31,
	2019	2018
Contractual Gold Payments	$13,226	$8,512
Contractual Gold Payments—gold ounces paid	9,500	6,835	(1)
(Loss)/gain on revaluation of deferred consideration—gold payments (2)	$(11,293)	$12,220

(1)	Represents payments during the period April 11, 2018 through December 31, 2018.
(2)	(Losses)/gains arise due to increases/(decreases) in the forward-looking price of gold and the magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold. See Note 5 for a reconciliation of changes in the deferred consideration balances.
13. Credit Facility
On April 11, 2018, the Company entered into the Credit Facility pursuant to which the lenders extended a $200,000 Term Loan and made available a $50,000 Revolver.
Interest on the Term Loan accrues at an annual rate equal to LIBOR, plus up to
2.00
% (commencing at
LIBOR
, plus
1.75
%)
, and interest on the
Revolver accrues at an annual rate equal to LIBOR, plus up to
1.50
% (commencing at LIBOR, plus
1.25
%)
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
In connection with the Company’s capital management strategy, $21,000 of available capital was used during the year ended December 31, 2019 to begin to pay down the Company’s Term Loan.

The following table provides a summary of the Company’s outstanding borrowings under the Credit Facility:

	December 31, 2019		December 31, 2018
	Term Loan	Revolver (1)	Term Loan	Revolver (1)
Amount borrowed	$200,000	$—	$200,000	$—
Amount repaid	(21,000)	—	—	—
Unamortized issuance costs	(3,044)	671	(5,408)	1,195

Carrying amount	$175,956	$671	$194,592	$1,195

Effective interest rate (2)	5.32%	n/a	5.09%	n/a

(1)	The available capacity under the Revolver is subject to compliance with the Total Leverage Ratio.

(2)	Includes amortization of issuance costs.

Interest expense recognized on the Credit Facility during the years ended December 31, 2019 and 2018 was $11,240 and $7,962, respectively. Unamortized issuance costs related to the Revolver of $671 and $1,195 at December 31, 2019 and December 31, 2018, respectively, are included in other noncurrent assets on the Consolidated Balance Sheet. The fair value of the Company’s debt (classified as Level 2 within the fair value hierarchy) was $176,986 and $196,126 at December 31, 2019 and December 31, 2018, respectively.
The credit agreement includes a financial covenant that requires that the Company maintain a Total Leverage Ratio (as defined below), calculated as of the last day of each fiscal quarter, equal to or less than the ratio set forth opposite such fiscal quarter:

Fiscal Quarter Ending	Total Leverage Ratio
December 31, 2019	2.50 :1.00
March 31, 2020	2.25 :1.00
June 30, 2020	2.25 :1.00
September 30, 2020 and each subsequent fiscal quarter ending on or before the maturity date	2.00 :1.00

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

14. Preferred Shares
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
The following is a summary of the Preferred Share balance:

	December 31, 2019	December 31, 2018
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares—carrying value	$132,569	$132,569

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
15. Leases
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
The following table provides additional information regarding the Company’s leases:

	Years Ended December 31,
	2019	2018
Lease cost:
Operating lease cost	$3,174	$3,352
Short-term lease cost	1,426	1,859

Total lease cost	$4,600	$5,211

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$3,587	n/a

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a

Weighted-average remaining lease term (in years)—operating leases	9.4	n/a

Weighted-average discount rate—operating leases	6.3%	n/a

None of the Company’s leases include variable payments, residual value guarantees, or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.
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
right-of-use
asset and lease liability.
The following table discloses future minimum lease payments at December 31, 2019 with respect to the Company’s operating lease liabilities:

2020	$3,682
2021	2,957
2022	2,957
2023	2,957
2024	3,037
2025 and thereafter	14,622

Total future minimum lease payments (undiscounted)	$30,212

The following table reconciles the future minimum lease payments (disclosed above) at December 31, 2019 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheet:

Amounts recognized in the Company’s Consolidated Balance Sheet
Lease liability—short term	$3,682
Lease liability—long term	19,057

Subtotal	22,739
Difference between undiscounted and discounted cash flows	7,473

Total future minimum lease payments (undiscounted)	$30,212

The following table discloses the future minimum lease payments at December 31, 2018 (prior period) with respect to the Company’s operating lease liabilities, which is required as the Company elected to apply the new lease requirements at the effective date, rather than the beginning of the earliest comparative period presented:

2019	$3,764
2020	3,516
2021	3,146
2022	2,957
2023	2,957
2024 and thereafter	17,641

Total future minimum lease payments (undiscounted)	$33,981

16. Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation that is expected to have a material adverse impact on its business, financial position, results of operations or cash flows.
17. Variable Interest Entity
VIEs are entities with any of the following characteristics: (i) the entity does not have enough equity to finance its activities without additional financial support; (ii) the equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive
voting rights.
Consolidation of a VIE is required for the party deemed to be the primary beneficiary, if any. The primary beneficiary is the party who has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. The Company is not the primary beneficiary of any entities in which it has a variable interest as it does not have the power to direct the activities that most significantly impact the entities’ economic

performance. Such power is conveyed through the entities’ boards of directors and the Company does not have control over the boards.

The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	December 31, 2019		December 31, 2018
Carrying Amount—Assets (Securrency)
Preferred stock	$8,112		$—

Carrying Amount—Assets (AdvisorEngine)
Unsecured convertible notes receivable	$2,126		$—
Unsecured non-convertible note receivable	26,046	(1)	28,722
Preferred stock	—	(1)	25,000

Total carrying amount—Assets (AdvisorEngine)	$28,172		$53,722

Total carrying amount—Assets	$36,284		$53,722

Maximum exposure to loss	$36,284	(1)	$53,722

(1)	Net of an impairment of $30,138 in the aggregate (Note 8).

18. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Years Ended December 31,
	2019	2018
Revenues from contracts with customers:
Advisory fees	$265,652	$271,104
Other	2,751	3,012

Total operating revenues	$268,403	$274,116

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
Substantially all the Company’s revenues from contracts with customers are derived primarily from investment advisory agreements with related parties (Note 19). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.
There are no contract assets or liabilities that arise in connection with the recognition of advisory fee revenue. In addition, there are no costs incurred to obtain or fulfill the contracts with customers, all of which are investment advisory agreements with related parties.
See Note 19 for further information including disaggregation of advisory fee revenue and amounts due from customers, all of which are derived from related parties. Advisory fee revenues are also reported by segment as disclosed in Note 27.

19. Related Party Transactions
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
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	December 31,
	2019	2018
Receivable from WTT	$14,765	$14,678
Receivable from ManJer Issuers	9,036	8,779
Receivable from WMAI and WTI	1,559	951
Receivable from WTAMC	227	167
Receivable from WTCS	80	95

Total	$25,667	$24,670

The following table summarizes revenues from advisory services provided to related parties:

	Years Ended December 31,
	2019	2018	2017
Advisory services provided to WTT	$169,483	$203,031	$215,513
Advisory services provided to ManJer Issuers	82,224	54,601	—
Advisory services provided to WMAI and WTI	10,499	10,448	9,205
Advisory services provided to WTAMC	2,440	1,757	466
Advisory services provided to WTCS	1,006	1,267	1,508

Total	$265,652	$271,104	$226,692

The Company also has investments in certain WisdomTree ETFs of approximately $16,886 and $7,117 at December 31, 2019 and December 31, 2018, respectively. Gains and losses related to these ETFs during the years ended December 31, 2019, 2018 and 2017 were a gain of $40, a loss of ($406) and a gain of $26, respectively, from these investments which are recorded in other losses, net on the Consolidated Statements of Operations. Amounts reported herein are exclusive of any offsetting economic hedging activities.
20. Stock-Based Awards
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

During the years ended December 31, 2019, 2018 and 2017, total stock-based compensation expense was $
11,590
, $
13,255
and $
14,717
, respectively, and the related tax benefit recognized on the Consolidated Statements of Operations was $
2,791
, $
3,015
and $
5,402
, respectively. Stock-based compensation expense during the year ended December 31, 2017 included $

as a result of a modification to accelerate vesting of certain awards on December 29, 2017 made to
20
employees, which were originally scheduled to vest in January 2018.
The actual tax benefit realized for the tax deductions for share-based compensation was $1,649, $2,364 and $7,684 during the years ended December 31, 2019, 2018 and 2017, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	December 31, 2019
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors	$15,190	1.61

Stock Options
A summary of option activity is as follows:

	Options	Weighted-Average Exercise Price
Outstanding January 1, 2017	1,368,247	$2.82
Granted	—	—
Forfeitures/expirations	—	—
Exercised	(209,419)	3.17

Outstanding at December 31, 2017	1,158,828	$2.75
Granted	—	—
Forfeitures/expirations	—	—
Exercised	(588,291)	1.19

Outstanding at December 31, 2018	570,537	$4.36
Granted	—	—
Forfeitures/expirations	(1)	6.50
Exercised	(85,000)	0.70

Outstanding at December 31, 2019 (1)	485,536	$4.80

(1)	Expire on dates ranging from January 28, 2020 to November 15, 2021.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $301, $4,218 and $1,643, respectively. Cash received from option exercises during the years ended December 31, 2019, 2018 and 2017 was $160, $191 and $532, respectively
.
The following table summarizes information on stock options outstanding and exercisable at December 31, 2019:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price
$2.25 – $2.26	115,000	0.0	2.26
$5.05	250,000	0.9	5.05
$6.36 – $6.82	73,036	1.4	6.46
$7.01 – $7.30	47,500	1.8	7.07

	485,536	0.9	$4.80

At December 31, 2019, outstanding options for 485,536 shares (all of which were exercisable) had a remaining average contractual term of 0.9 years and an intrinsic value of $297.

RSAs, RSUs and PRSUs
The aggregate fair value of RSAs, RSUs and PRSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $6,720, $5,975 and $18,285, respectively. A summary of activity is as follows:

	RSAs		RSUs		PRSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2017	2,436,454	$13.58	—	$—	—		$—
Granted	1,068,550	10.51	7,231	10.49	—		—
Vested	(1,641,870)	13.64	—	—	—		—
Forfeited	(46,468)	12.36	(1,553)	10.83	—		—

Unvested Balance at December 31, 2017	1,816,666	$11.75	5,678	$10.40	—		$—
Granted	903,231	11.77	7,152	12.21	—		—
Vested	(618,516)	12.67	(1,890)	10.40	—		—
Forfeited	(144,279)	11.83	(1,446)	11.97	—		—

Unvested Balance at December 31, 2018	1,957,102	$11.47	9,494	$11.52	—		$—
Granted	2,794,703	6.16	35,283	6.45	270,872	(1)	6.24
Vested	(1,053,980)	11.25	(5,499)	9.85	—		—
Forfeited	(453,267)	9.09	—	—	(38,262)		6.24

Unvested Balance at December 31, 2019	3,244,558	$7.29	39,278	$7.20	232,610	(1)	$6.24

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

21. Employee Benefit Plans
The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. The amounts included in the table below are recorded in compensation expense in the Consolidated Statements of Operations.
A summary of discretionary contributions made by the Company is as follows:

Years Ended December 31,
2019	2018	2017
$966	$1,051	$1,013

22. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Years Ended December 31,
	2019	2018	2017
Basic (Loss)/Earnings per Share
Net (loss)/income	$(10,425)	$36,633	$27,199
Less: Income distributed to participating securities	(2,163)	(1,595)	(696)
Less: Undistributed income allocable to participating securities	—	(1,409)	—

Net (loss)/income available to common stockholders—Basic EPS	$(12,588)	$33,629	$26,503
Weighted average common shares (in thousands)	151,823	146,645	134,614

Basic (loss)/earnings per share	$(0.08)	$0.23	$0.20

	Years Ended December 31,
	2019	2018	2017
Diluted (Loss)/Earnings per Share
Net (loss)/income available to common stockholders	$(12,588)	$33,629	$26,503
Add back: Undistributed income allocable to participating securities	—	1,409	—
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	(1,403)	—

Net (loss)/income available to common stockholders—Diluted EPS	$(12,588)	$33,635	$26,503

Weighted Average Diluted Shares (in thousands) :
Weighted average common shares	151,823	146,645	134,614
Dilutive effect of common stock equivalents, excluding participating securities	—	645	944

Weighted average diluted shares, excluding participating securities (in thousands)	151,823	147,290	135,558

Diluted (loss)/earnings per share	$(0.08)	$0.23	$0.20

Diluted (loss)/earnings per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the year ended December 31, 2019, the Company excluded 152,085 common stock equivalents from its computation of diluted loss per share as the Company had reported a net loss for the period. The Company excluded 7,886 and 5,025 common stock equivalents from its computation of diluted earnings per share for the years ended December 31, 2018 and 2017, respectively, as they were determined to be anti-dilutive.

The following table reconciles weighted average diluted shares as reported on the Company’s consolidated statements of operations for the years ended
December 31, 2019, 2018 and 2017 to the weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above:

	Years Ended December 31,
	2019		2018	2017
Reconciliation of Weighted Average Diluted Shares (in thousands)
Weighted average diluted shares as disclosed on the consolidated statements of operations	151,823	(1)	158,415	136,003
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 14 )	—		(10,709)	—
Potentially dilutive restricted stock awards	—		(416)	(445)

Weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above	151,823	(1)	147,290	135,558

(1)	Excludes participating securities and potentially dilutive common stock equivalents as the Company reported a net loss for the period.

23. Income Taxes
Income before Income Tax Expense—Domestic and Foreign
The U.S. and foreign components of income before income tax expense for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
U.S . (1)	$6,774	$43,677	$72,371
Foreign (1)	(6,653)	7,362	(14,179)

Total	$121	$51,039	$58,192

(1)	Represents the pre-tax results of the Company’s U.S. and foreign subsidiaries, not the results of the U.S. and International Business segments which are separately disclosed in Note 27. The segment results are prepared based upon the way management reviews performance.

Income Tax Expense/(Benefit)—By Jurisdiction
The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2019, 2018 and 2017 as determined in accordance with ASC 740,
Income Taxes
, are as follows:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$10,311	$15,805	$19,007
State and local	2,271	3,202	2,708
Foreign	(1,687)	1,482	440

	$10,895	$20,489	$22,155

Deferred:
Federal	$(246)	$(5,318)	$7,947
State and local	(54)	(1,077)	1,105
Foreign	(49)	312	(214)

	$(349)	$(6,083)	$8,838

Income tax expense	$10,546	$14,406	$30,993

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate
A reconciliation of the statutory federal income tax
expense
and the Company’s
to
tal
 income tax
expense
is as follows:

	Years Ended December 31,
	2019	2018	2017
Federal income tax expense	$25	$10,718	$20,367
Change in valuation allowance—Capital losses (1)	7,555	794	—
Change in valuation allowance—Foreign	4,737	3,510	5,355
Decrease in unrecognized tax benefits	(3,894)	—	—
Foreign operations	(3,561)	(1,041)	(165)
Loss/(gain) on revaluation of deferred consideration (2)	2,378	(2,570)	—
Non-deductible executive compensation	1,608	4	—
Stock-based compensation tax (windfalls)/shortfalls	1,198	(543)	1,035
Blended state income tax rate, net of federal benefit	237	1,406	2,234
Non-deductible acquisition and disposition-related costs	—	1,506	1,549
Other differences, net	263	622	618

Income tax expense	$10,546	$14,406	$30,993

(1)	The capital loss valuation allowance for the year ended December 31, 2019 is principally arising from the impairment recognized on the Company’s financial interests in AdvisorEngine (Note 8).

(2)	The loss/
(
gain
)
on revaluation is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary that is based in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

Income Tax Payments
A summary of income taxes paid by jurisdiction for the years ended December 31, 2019, 2018 & 2017 is as follows:

	Years Ended December 31,
	2019	2018	2017
Federal	$6,990	$10,710	$28,561
State and local	1,818	2,498	4,366
Foreign	1,252	1,190	186

	$10,060	$14,398	$33,113

Deferred Tax Assets (“DTAs”)
A summary of the components of the Company’s deferred tax assets at December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
Deferred tax assets:
NOLs—International	$9,336	$6,605
Capital losses	8,226	794
Operating lease liabilities	5,529	5,519
Accrued expenses	4,054	2,699
Stock-based compensation	1,754	2,673
Goodwill and intangible assets	1,671	1,841
NOLs—U.S.	642	762
Outside basis differences	123	—
Other	218	40
Deferred tax assets	31,553	20,933

Deferred tax liabilities:
Right of use assets—operating leases	4,400	4,335
Fixed assets and prepaid assets	1,326	1,433
Unrealized gains	744	724
Deferred tax liabilities	6,470	6,492

Total deferred tax assets less deferred tax liabilities	25,083	14,441
Less: valuation allowance	(17,685)	(7,399)

Deferred tax assets, net	$7,398	$7,042

Net Operating Losses and Capital Losses—U.S.
The Company’s tax
effected net operating losses (“NOLs”) at December 31, 2019 were $642, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at December 31, 2019 and December 31, 2018 were $
8,226
 and $794, respectively. The change in capital losses is principally arising from the impairment recognized on the Company’s financial interests in AdvisorEngine (Note
8
).

Net Operating Losses—International
Certain of the Company’s European subsidiaries and its Canadian subsidiary generated NOLs outside the U.S. These tax effected NOLs were $9,336
and
$6,605 at December 31, 2019
 and
 2018, respectively. Approximately $4,930 of these NOLs at December 31, 2019 expire between the years 2036 and 2039. The remainder is carried forward indefinitely.
Valuation Allowance
The Company’s valuation allowance has been established on its net capital losses, international net operating losses and outside basis differences as it is more-likely than not that these
deferred tax assets will not be realized.
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
The table below sets forth the aggregate changes in the balance of gross unrecognized tax benefits:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2018	$—	$—	$—
Accrued in connection with the ETFS Acquisition	38,488	31,317	7,171
Increases	346	—	346
Foreign currency translation (1)	(3,958)	(3,216)	(742)

Balance at December 31, 2018	$34,876	$28,101	$6,775
Decrease—Lapse of statute of limitations	(4,309)	(2,999)	(1,310)
Increases	416	—	416
Foreign currency translation (1)	1,118	896	222

Balance at December 31, 2019	$32,101	$25,998	$6,103

(1)	The gross unrecognized tax benefits were accrued in British pounds.

The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount. The decrease resulting from the lapsing of the statute of limitations of $4,309, was recorded as an income tax benefit and an equal and offsetting amount to reduce the indemnification asset was recorded in other losses, net, during the year ended December 31, 2019.
The gross unrecognized tax benefits and interest and penalties totaling $32,101 and $34,876 at December 31, 2019 and December 31, 2018, respectively, are included in other non-current
liabilities on the Consolidated Balance Sheet. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $4,028 (including interest and penalties of $
1,231
) in the next 12 months
 upon la
p
sing of the statu
te of limitations
.

At December 31, 2019
and 2018,
there were $32,101
and $34,876, respectively,
of unrecognized tax benefits (including interest and penalties) that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. The Company’s federal tax return and ManJer’s tax return (a Jersey-based subsidiary) for the year ended December 31, 2016 and the Company’s New York state tax returns for the years ended December 31, 2015 through 2018 are currently under review by the relevant tax authorities. The Company is indemnified by ETFS Capital for any potential exposure associated with ManJer’s tax return under audit.
The Company is not currently under audit in any other income tax jurisdictions. As of December 31, 2019, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2015.
Undistributed Earnings of Foreign Subsidiaries
Due to the imposition of the GILTI provisions, all unremitted earnings are no longer subject to U.S. federal income tax; however, there could be U.S. state and/or foreign withholding taxes upon distribution of such unremitted earnings. The Company recognizes deferred tax liabilities for withholding taxes that may become payable, where applicable, upon the distribution of earnings and profits from foreign subsidiaries unless considered permanent in duration. As of December 31, 2019, the Company considers all undistributed foreign earnings and profits to be permanent in duration.
24. Shares Repurchased
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
During the years ended December 31, 2019, 2018 and 2017, the Company repurchased 370,428 shares, 334,953 shares and 697,664 shares of its common stock, respectively, under this program for an aggregate cost of $2,341, $2,885 and $7,891, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.
As of December 31, 2019, $83,389 remained under this program for future purchases.

25. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill by reporting unit. Goodwill allocated to the U.S. Business reporting unit is tested annually for impairment on April 30 th
. Goodwill allocated to the European Business reporting unit is tested annually for impairment on November 30 th
:

	Reporting Unit
	European Business (1)	U.S. Business	Total
Balance at January 1, 2019	$84,057	$1,799	$85,856
Changes	—	—	—

Balance at December 31, 2019	$84,057	$1,799	$85,856

(1)	The European Business is included in the Company’s International Business reportable segment.

Goodwill allocated to the U.S. Business reporting unit and European Business reporting unit was tested for impairment on April 30, 2019 and November 30, 2019, respectively.
The impairment tests were performed using a market approach, whereby the market capitalization of the Company was allocated to each of these reporting units based upon their respective assets under management and net income. Market capitalization was derived from the Company’s publicly traded stock price plus a reasonable control premium.

The fair value of the reporting units exceeded their carrying values and therefore no impairment was recognized.
The goodwill allocated to the European Business reporting unit is not deductible for tax purposes as the ETFS Acquisition was structured as a stock acquisition occurring in the United Kingdom. The goodwill allocated to the U.S. Business reporting unit is deductible for tax purposes.
Intangible Assets (Indefinite-Lived)
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Total
Balance at January 1, 2019	$601,247	$1,962	$603,209
Foreign currency translation	—	85	85

Balance at December 31, 2019	$601,247	$2,047	$603,294

ETFS
In connection with the ETFS Acquisition which was completed on April 11, 2018 (Note 3), the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.
The Company performed its indefinite-lived intangible asset impairment test related to its ETFS customary advisory agreements on November 30, 2019. The results of this analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including pro
jected
revenue growth rates ranging from 3% to 9% (3.4% weighted average) and a weighted average cost of capital of 10.0%.

Questrade ETFs
In
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
The Company performed its indefinite-lived intangible asset impairment test related to its Questrade customary advisory agreements on November 30, 2019 using a quantitative approach. This approach included consideration for the estimated transaction price to be received in connection with the Company’s sale of its Canadian subsidiary (Note 1). The result of this approach identified no indicators of impairment.
26. Impairments
The following table summarizes impairments recognized by the Company:

	Years Ended December 31,
	2019	2018	2017
AdvisorEngine—Financial interests (Note 8)	$30,138	$—	$—
GCC—Intangible asset	—	9,953	—
AdvisorEngine—Option	—	3,278	—
Thesys—Series Y Preferred (Note 10)	—	3,829	—
WisdomTree Japan	572	326	—

Total	$30,710	$17,386	$—

WisdomTree Continuous Commodity Index Fund (“GCC”)
During the fourth quarter of 2018, the Company performed its indefinite-lived intangible asset impairment test related to its GCC customary advisory agreements using a quantitative approach. The fair value of the intangible asset was derived from a discounted cash flow analysis which assumed projected revenue growth rates of 0% to 5%. Consideration was also given to the historical performance of GCC against prior expectations. The analysis resulted in the recognition of an impairment of $9,953. There is no value ascribed to this intangible asset at December 31, 2019.
AdvisorEngine—Option
During the year ended December 31, 2018, the Company recognized an impairment of $3,278 upon the expiration of an option to purchase the remaining equity interests in AdvisorEngine. The fair value of the option was originally determined on December 29, 2017 using a Monte Carlo simulation which was predominantly based on unobservable inputs and was therefore classified as Level 3. The enterprise value was derived from unobservable inputs including a WACC of 27% and an option volatility of 40%. An increase in the WACC would have reduced AdvisorEngine’s enterprise value, thereby reducing the fair value of the option, whereas an increase in the option volatility would have increased the fair value of the option.
WisdomTree Japan
The Company recorded an impairment expense of $572 in connection with the termination of its Japan office lease during the year ended December 31, 2019 and $326 on fixed assets of the Japan office during the year ended December 31, 2018 in connection with the closure of WTJ.

27. Segment Reporting
The Company operates as an ETP sponsor and asset manager providing investment advisory services globally. These activities are reported in the Company’s U.S. Business and International Business reportable segments.

	Years Ended December 31,
	2019	2018	2017
U.S. Business Segment
Operating revenues
Advisory fees	$170,489	$204,298	$217,021
Other income	339	608	520

Total operating revenues	$170,828	$204,906	$217,541

Total operating expenses	$(141,067)	$(152,430)	$(156,342)

Other income/(expenses)
Interest expense	$(780)	$(566)	$—
Interest income	3,326	3,093	2,861
Impairments	(30,710)	(17,386)	—
Settlement gain	—	—	6,909
Other gains and losses, net	272	292	(432)

Total other income/(expenses)	$(27,892)	$(14,567)	$9,338

Total income before income taxes (U.S. Business Segment)	$1,869	$37,909	$70,537

International Business Segment (1)
Operating revenues
Advisory fees	$95,163	$66,806	$9,671
Other income	2,412	2,404	1,083

Total operating revenues	$97,575	$69,210	$10,754

Total operating expenses	$(73,802)	$(60,407)	$(22,865)

Other income/(expenses)
Interest expense	$(10,460)	$(7,396)	$—
Interest income	6	—	—
(Loss)/gain on revaluation of deferred consideration—gold payments	(11,293)	12,220	—
Other losses, net	(3,774)	(497)	(234)

Total other income/(expenses)	$(25,521)	$4,327	$(234)

Total (loss)/income before income taxes (International Business Segment)	$(1,748)	$13,130	$(12,345)

Income/(loss) before income taxes
U.S. Business segment	$1,869	$37,909	$70,537
International Business segment	(1,748)	13,130	(12,345)

Total income before income taxes	$121	$51,039	$58,192

Assets are not reported by segment as such information is not utilized by the chief operating decision maker.

(1)	The financial results of ETFS are included in the International Business reportable segment as of April 11, 2018.

28. Supplemental Financial Information—Quarterly Results (Unaudited)

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	2019	2019	2019	2019	2018	2018	2018	2018
Total revenues	$68,907	$67,718	$66,293	$65,485	$67,867	$72,570	$74,775	$58,904
Operating income	$14,809	$16,131	$11,911	$10,683	$11,819	$21,708	$14,531	$13,221
(Loss)/income before income taxes	($22,355)	$8,635	$6,066	$7,775	($12,597)	$27,530	$22,184	$13,922
Net (loss)/income	($25,880)	$4,152	$2,479	$8,824	($11,564)	$22,049	$16,724	$9,424
(Loss)/earnings per share—basic	($0.17)	$0.02	$0.01	$0.05	($0.08)	$0.13	$0.10	$0.07
(Loss)/earnings per share—diluted	($0.17)	$0.02	$0.01	$0.05	($0.08)	$0.13	$0.10	$0.07
Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

Unusual or Infrequent Items:
(Loss)/gain on revaluation of deferred consideration (Note 12)	($5,354)	($6,306)	($4,037)	$4,404	($5,410)	$7,732	$9,898	—
Impairments (Note 26)	($30,138)	—	—	($572)	($17,386)	—	—	—

29. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure.

F-4
8

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

10.15	Form of Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2019)
10.16	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2017)

10.17
Employment Agreement between the Registrant and R. Jarrett Lilien, dated November 27, 2017 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

Exhibit Number	Description

10.18
Amendment to Employment Agreement between the Registrant and Luciano Siracusano III, dated October 1, 2018 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2019)

10.19
Amendment to Employment Agreement between the Registrant and Gregory Barton, dated February 1, 2019 (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2019)

10.20
Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2019)

10.21
Separation Agreement between the Registrant and David Abner, dated August 27, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form
8-K
filed with the SEC on August 29, 2019)

10.22
Professional Services Agreement between the Registrant and David Abner, effective August 1, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form
8-K
filed with the SEC on August 29, 2019)

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
(i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Comprehensive (Loss)/Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 and (vi) Notes to the Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE INVESTMENTS, INC.

	By:	/s/ Jonathan Steinberg
Jonathan Steinberg
February 28, 2020		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 28 th
day of February, 2020.

Signature	Title

/s/ Jonathan Steinberg Jonathan Steinberg	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Amit Muni Amit Muni	Chief Financial Officer (Principal Financial Officer)

/s/ Bryan Edmiston Bryan Edmiston	Chief Accounting Officer (Principal Accounting Officer)

/s/ Frank Salerno Frank Salerno	Non-Executive Chairman of the Board

/s/ Anthony Bossone Anthony Bossone	Director

/s/ Susan Cosgrove Susan Cosgrove	Director

/s/ Bruce Lavine Bruce Lavine	Director

/s/ Win Neuger Win Neuger	Director