Form 10-Q
period 2020-03-31
WisdomTree Investments, Inc.
filed 2020-05-08
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
☒
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

As of April 2
4
, 2020, there were 156,424,840 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.
Form
10-Q
For the Quarterly Period Ended March 31, 2020
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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in this Report and in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
In particular, forward-looking statements in this Report may include statements about:
•	the COVID-19 pandemic;

•	anticipated trends, conditions and investor sentiment in the global markets and exchange traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully operate and expand our business in non-U.S. markets; and

•	the effect of laws and regulations that apply to our business.

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

PART I: FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,429	$74,972
Securities owned, at fair value (including $19,636 and $16,886 invested in WisdomTree ETFs at March 31, 2020 and December 31, 2019, respectively)	20,261	17,319
Accounts receivable (including $20,169 and $25,667 due from related parties at March 31, 2020 and December 31, 2019, respectively)	22,728	26,838
Prepaid expenses	4,221	3,724
Other current assets	171	207

Total current assets	115,810	123,060
Fixed assets, net	7,914	8,127
Notes receivable, net (Note 8)	8,500	28,172
Indemnification receivable (Note 21)	24,429	32,101
Securities held-to-maturity	10,864	16,863
Deferred tax assets, net	2,863	7,398
Investments (Note 9)	11,192	11,192
Right of use assets – operating leases (Note 14)	17,680	18,161
Goodwill (Note 23)	85,856	85,856
Intangible assets (Note 23)	601,247	603,294
Other noncurrent assets	750	983

Total assets	$887,105	$935,207

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$22,053	$22,021
Compensation and benefits payable	3,424	26,501
Deferred consideration – gold payments (Note 11)	14,500	13,953
Securities sold, but not yet purchased, at fair value	469	582
Operating lease liabilities (Note 14)	3,470	3,682
Income taxes payable	1,284	3,372
Accounts payable and other liabilities	9,129	8,930

Total current liabilities	54,329	79,041
Debt (Note 12)	171,548	175,956
Deferred consideration – gold payments (Note 11)	160,800	159,071
Operating lease liabilities (Note 14)	18,661	19,057
Other noncurrent liabilities (Note 21)	24,429	32,101

Total liabilities	429,767	465,226

Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding ; redemption value of $50,003 and $71,980 at March 31, 2020 and December 31, 2019, respectively (Note 13)	132,569	132,569
Contingencies (Note 15)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 156,424 and 155,264 at March 31, 2020 and December 31, 2019, respectively	1,564	1,553
Additional paid-in capital	349,495	352,658
Accumulated other comprehensive income	92	945
Accumulated deficit	(26,382)	(17,744)

Total stockholders’ equity	324,769	337,412

Total liabilities and stockholders’ equity	$887,105	$935,207

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Revenues:
Advisory fees	$62,950	$64,840
Other income	924	645

Total revenues	63,874	65,485
Operating Expenses:
Compensation and benefits	17,295	21,301
Fund management and administration	14,485	15,166
Marketing and advertising	2,468	2,680
Sales and business development	3,417	4,422
Contractual gold payments (Note 11)	3,760	3,098
Professional and consulting fees	1,273	1,482
Occupancy, communications and equipment	1,551	1,618
Depreciation and amortization	256	269
Third-party distribution fees	1,355	2,400
Acquisition and disposition-related costs	383	313
Other	1,997	2,053

Total expenses	48,240	54,802

Operating income	15,634	10,683
Other Income/(Expenses):
Interest expense	(2,419)	(2,892)
(Loss)/gain on revaluation of deferred consideration – gold payments (Note 11)	(2,208)	4,404
Interest income	163	779
Impairments (Notes 7 and 24)	(19,672)	(572)
Other losses, net	(2,507)	(4,627)

(Loss)/income before income taxes	(11,009)	7,775
Income tax benefit	(2,371)	(1,049)

Net (loss)/income	$(8,638)	$8,824

(Loss)/earnings per share – basic (Note 20)	$(0.06)	$0.05

(Loss)/earnings per share – diluted (Note 20)	$(0.06)	$0.05

Weighted-average common shares – basic (Note 20)	152,519	151,625

Weighted-average common shares – diluted (Note 20)	152,519	166,811

Cash dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)/Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss)/income	$(8,638)	$8,824
Other comprehensive (loss)/income
Reclassification of foreign current translation adjustment to other losses, net, upon the sale of WisdomTree Asset Management Canada, Inc. (“WTAMC” or “Canadian ETF business”) (Note 24)	(167)	—
Foreign currency translation adjustment	(686)	291

Other comprehensive (loss)/income	(853)	291

Comprehensive (loss)/income	$(9,491)	$9,115

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance – January 1, 2020	155,264	$1,553	$352,658	$945	$(17,744)	$337,412
Restricted stock issued and vesting of restricted stock units, net	1,438	14	(14)	—	—	—
Shares repurchased	(385)	(3)	(1,492)	—	—	(1,495)
Exercise of stock options, net	107	—	240	—	—	240
Stock-based compensation	—	—	3,239	—	—	3,239
Other comprehensive loss	—	—	—	(853)	—	(853)
Dividends	—	—	(5,136)	—	—	(5,136)
Net loss	—	—	—	—	(8,638)	(8,638)

Balance – March 31, 2020	156,424	$1,564	$349,495	$92	$(26,382)	$324,769

	For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance – January 1, 2019	153,202	$1,532	$363,655	$467	$(7,319)	$358,335
Restricted stock issued and vesting of restricted stock units, net	2,145	21	(21)	—	—	—
Shares repurchased	(311)	(2)	(2,003)	—	—	(2,005)
Exercise of stock options, net	20	—	14	—	—	14
Stock-based compensation	—	—	3,072	—	—	3,072
Other comprehensive income	—	—	—	291	—	291
Dividends	—	—	—	—	(5,097)	(5,097)
Net income	—	—	—	—	8,824	8,824

Balance – March 31, 2019	155,056	$1,551	$364,717	$758	$(3,592)	$363,434

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss)/income	$(8,638)	$8,824
Adjustments to reconcile net (loss)/ income to net cash (used in)/provided by operating activities:
Impairments	19,672	572
Advisory fees received in gold and other precious metals	(13,860)	(11,389)
Deferred income taxes	4,526	3,048
Contractual gold payments	3,760	3,098
Stock-based compensation	3,239	3,072
Gain on sale – Canadian ETF business	(2,877)	—
(Loss)/gain on revaluation of deferred consideration	2,208	(4,404)
Amortization of right of use asset	798	798
Amortization of credit facility issuance costs	723	711
Paid-in-kind interest income	—	(595)
Depreciation and amortization	256	269
Other	(31)	3
Changes in operating assets and liabilities:
Securities owned, at fair value	(2,942)	2,454
Accounts receivable	5,850	(1,939)
Income taxes payable	(2,032)	(604)
Prepaid expenses	(616)	419
Gold and other precious metals	9,838	7,975
Other assets	139	182
Fund management and administration payable	537	4,274
Compensation and benefits payable	(22,688)	(9,250)
Securities sold, but not yet purchased, at fair value	(112)	(360)
Operating lease liabilities	(926)	(881)
Accounts payable and other liabilities	542	1,575

Net cash (used in)/provided by operating activities	(2,634)	7,852

Cash flows from investing activities:
Purchase of fixed assets	(50)	(7)
Proceeds from held-to-maturity securities maturing or called prior to maturity	6,030	18
Proceeds from sale of Canadian ETF business, net	2,774	—

Net cash provided by investing activities	8,754	11

Cash flows from financing activities:
Dividends paid	(5,136)	(5,097)
Repayment of debt	(5,000)	—
Shares repurchased	(1,495)	(2,005)
Proceeds from exercise of stock options	240	14

Net cash used in financing activities	(11,391)	(7,088)

(Decrease)/increase in cash flow due to changes in foreign exchange rate	(1,272)	383

Net (decrease)/increase in cash and cash equivalents	(6,543)	1,158
Cash and cash equivalents – beginning of period	74,972	77,784

Cash and cash equivalents – end of period	$68,429	$78,942

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,147	$707

Cash paid for interest	$2,312	$2,224

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
•
WisdomTree Management Jersey Limited
(“ManJer”) is a Jersey based management company providing management services to eight issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse
strategies.
•
WisdomTree Multi Asset Management Limited
(“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI, a non-consolidated
third party, is a public limited company domiciled in Ireland.
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
Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of WTAMC to CI Financial Corp. (See Note 24).
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
Segment and Geographic Information
Effective January 1, 2020, the Company, through its subsidiaries in the U.S. and Europe, conducts business as a single operating segment as an ETP sponsor and asset manager which is based upon the Company’s current organizational and management structure, as well as information used by the chief operating decision maker to allocate resources and other factors. Previously, the Company’s financial results were reported in its U.S. Business and International Business reportable segments.
Foreign Currency Translation
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The impact of the foreign currency translation adjustment is included in the Consolidated Statements of Comprehensive (Loss)/Income as a component of other comprehensive (loss)/income.
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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer and other obligations due under normal trade terms. The Company measures credit losses by applying historical loss rates, adjusted for current conditions and supportable forecasts to amounts outstanding using the aging method.
Impairment of Long-Lived Assets
The Company performs a review for the impairment of long-lived assets when events or changes in circumstances indicate that the estimated undiscounted future cash flows expected to be generated by the assets are less than their carrying amounts or when other events occur which may indicate that the carrying amount of an asset may not be recoverable.
Notes Receivable
Notes receivable are accounted for on an amortized cost basis, including accrued interest and net of original issue discount and impairments, if any. Interest income is accrued over the term of the notes using the effective interest method. Notes receivable are placed on non-accrual
status when the Company is in receipt of information indicating collection of interest is doubtful. Cash received on notes receivable placed on non-accrual
status is recognized on a cash basis as interest income if and when received.
Effective January 1, 2020, the Company performs a review for the impairment of the notes receivable and accrued interest on a quarterly basis using the current expected credit loss model and provides for an allowance for credit losses by applying an estimated loss rate to amounts outstanding at the balance sheet date. Previously, credit losses were measured using an incurred loss approach.
Securities Owned and Securities Sold, but not yet Purchased (at fair value)
Securities owned and securities sold, but not yet purchased are securities classified as either trading or available-for-sale
(“AFS”). These securities are recorded on their trade date and are measured at fair value. All equity securities are classified by the Company as trading. Debt securities are classified based primarily on the Company’s intent to hold or sell the security. Changes in the fair value of debt securities classified as trading and AFS are reported in other income and other comprehensive income, respectively, in the period the change occurs. Debt securities classified as AFS are assessed for impairment on a quarterly basis and an estimate for credit loss is provided when the fair value of the AFS debt security is below its amortized cost basis. Credit-related impairments are recognized as an allowance with a corresponding adjustment to earnings, while impairments resulting from noncredit-related factors are recognized in other comprehensive income. Amounts recorded in other comprehensive income are reclassified into earnings upon sale of the AFS debt security using the specific identification method.
Securities
Held-to-Maturity
The Company accounts for certain of its securities as
held-to-maturity
on a trade date basis, which are recorded at amortized cost. For held-to-maturity
securities, the Company has the intent and ability to hold these securities to maturity and it is not more-likely-
than-not
that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be maturity.
Held-to-maturity
securities are placed on
non-accrual
status when the Company is in receipt of information indicating collection of interest is doubtful. Cash received on held-to-maturity
securities placed on
non-accrual
status is recognized on a cash basis as interest income if and when received.
Effective January 1, 2020, the Company reviews its portfolio of held-to-maturity
securities for impairment on a quarterly basis by applying an estimated loss rate after consideration for the nature of collateral securing the financial asset as well as potential future changes in collateral values and historical loss information for financial assets secured with similar collateral. Previously, these securities were evaluated for impairment on a quarterly basis and if a decline in fair value was deemed to be other-than-temporary, the securities was written down to its fair value through earnings.
Investments in pass-through government-sponsored enterprises (“GSEs”) are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.
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
Goodwill
Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation,
if one were to occur. Goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.
Goodwill is allocated to the Company’s U.S. Business and European Business components. Effective January 1, 2020, for impairment testing purposes, these components are aggregated as a single reporting unit as they fall under the same operating segment and have similar economic characteristics. Previously, these components were tested separately for impairment when Company was operating as more than one operating segment.
Goodwill is assessed for impairment annually on November 30
th
. When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and the market approach and its market capitalization when determining the fair value of the reporting units, in the aggregate.
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
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The Series A non-voting
convertible preferred stock (Note 20) and unvested share-based payment awards that contain non-forfeitable
rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class
method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).
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
Going Concern
The Company performs a quarterly assessment of its ability to continue as a going concern within one year of the date the financial statements are issued. This assessment include
s
 evaluating the impact of outstanding debt of $174,000 which is scheduled to mature on April 11, 2021. The Company is actively exploring refinancing and extension alternatives to mitigate the risk that it will be unable to satisfy its outstanding debt at maturity.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes
(ASU
2019-12).
The main objective of the standard is to reduce complexity in the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income)
;
(2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment
;
 (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary
;
and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The standard also simplifies the accounting for income taxes by enacting the following: (a) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount as a non-income-based
tax
;
(b) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered as a separate transaction
;
(c) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements
;
and (d) requiring that an entity reflect the enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU
2019-12
is effective for years beginning after December 15, 2020, including the interim periods within those reporting periods. Early adoption is permitted. The Company has determined that this standard will not have a material impact on its financial statements.
Recently Adopted Accounting Pronouncements
On January 1, 2020, the Company adopted ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments
(ASU
2016-13).
The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that prior guidance delayed recognition of credit losses. The standard replaced the prior guidance’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance
sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance
sheet credit exposures, debt securities (including those
held-to-maturity)
and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities measure credit losses in a manner similar to prior guidance, except that the credit losses are recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology is utilized when assessing the Company’s financial instruments for impairment. As a result, entities recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time. The ASU also simplified the accounting model for purchased credit-impaired debt securities and loans.
ASU

2016-13
also expanded the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. The adoption of this standard, which is applicable to the Company’s trade receivables
, notes receivable
and
held-to-maturity
securities did not have a material impact on the Company’s consolidated financial statements.
On January
1
,
2020
, the Company adopted ASU
2018-13,
Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
(ASU
2018-13),
which modified the disclosure requirements on fair value measurements, including removing the requirement to disclose
(1)
 the amount of and reasons for transfers between Level
1
and Level
2
of the fair value hierarchy,
(2)
 the policy for timing of transfers between levels and
(3)
 the valuation processes for Level
3
fair value measurements. ASU
2018-13
also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level
3
fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level
3
fair value measurements. This standard only impacted the disclosures pertaining to fair value measurements and were incorporated into the notes to the Company’s consolidated financial statements.

3. Cash and Cash Equivalents
Of the total cash and cash equivalents of $68,429 and $74,972 at March 31, 2020 and December 31, 2019, respectively, $62,655 and $72,120 were held at two financial institutions. At March 31, 2020 and December 31, 2019, cash equivalents were approximately $3,885 and $317, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was $10,398 and $12,312 at March 31, 2020 and December 31, 2019, respectively. These requirements are generally satisfied by cash on hand.
In addition, the Company collateralized its U.S. office lease through a standby letter of credit totaling $1,384 which is restricted from further use.
4. Fair Value Measurements
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three months ended March 31, 2020 and 2019, there were no transfers between Levels 2 and 3.

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$3,885	$3,885	$—	$—
Securities owned, at fair value	20,261	20,261	—	—

Total	$24,146	$24,146	$—	$—

Non-recurring fair value measurements:
AdvisorEngine , Inc. – Financial interests (1)	$8,500	$—	$—	$8,500

Total	$8,500	$—	$—	$8,500
Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$175,300	$—	$—	$175,300
Securities sold, but not yet purchased	469	469	—	—

Total	$175,769	$469	$—	$175,300

(1)	Fair value determined on March 31, 2020 (Note 7).

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$317	$317	$—	$—
Securities owned, at fair value	17,319	17,319	—	—

Total	$17,636	$17,636	$—	$—

Non-recurring fair value measurements:
AdvisorEngine , Inc. – Financial interests (2)	$28,172	$—	$—	$28,172

Total	$28,172	$—	$—	$28,172

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$173,024	$—	$—	$173,024
Securities sold, but not yet purchased	582	582	—	—

Total	$173,606	$582	$—	$173,024

(2)	Fair value determined on December 31, 2019.
Recurring Fair Value Measurements – Methodology
Cash Equivalents (Note 3)
– These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are considered Level 1.
Securities Owned/Sold but Not Yet Purchased (Note 5)
– Securities owned and sold, but not yet purchased are investments in ETFs. ETFs are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy.
Deferred Consideration
– Deferred consideration represents the present value of an obligation to pay gold into perpetuity and was measured at March 31, 2020 using forward-looking gold prices ranging from $1,597 per ounce to $2,275 per ounce (weighted average of $1,775 per ounce) which are extrapolated from the last observable price (beyond 2025), discounted at a rate of 10% and includes a perpetual growth rate of 1.5%. Forward-looking gold prices ranged from $1,535 per ounce to $2,328 per ounce (weighted average of $1,757 per ounce) at December 31, 2019. The weighted-average price per ounce was derived from the relative present values of the annual payment obligations. This obligation is classified as Level 3 as the discount rate, perpetual growth rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in forward-looking gold prices and the perpetual growth rate
would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value. See Note 11 for additional information.
The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level
3
:

	Three Months Ended March 31,
	2020	2019
Deferred consideration (Note 11)
Beginning balance	$173,024	$161,540
Net realized losses (1)	3,760	3,098
Net unrealized losses/(gains) (2)	2,208	(4,404)
Settlements	(3,692)	(3,087)

Ending balance	$175,300	$157,147

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.
(2)	Recorded as (loss)/gain on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
5. Securities Owned/Sold, but Not Yet Purchased
These securities consist of the following:

	March 31, 2020	December 31, 2019
Securities Owned
Trading securities	$20,261	$17,319

Securities Sold, but not yet Purchased
Trading securities	$469	$582

The Company had no AFS debt securities at March 31, 2020 and December 31, 2019.
6. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	March 31, 2020	December 31, 2019
Debt instruments: Pass-through GSEs (amortized cost)	$10,864	$16,863

During the three months ended March 31, 2020, the Company received proceeds of $6,030 from held-to-maturity
securities maturing or being called prior to maturity.
The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	March 31, 2020	December 31, 2019
Cost/amortized cost	$10,864	$16,863
Gross unrealized gains	102	38
Gross unrealized losses	(17)	(297)

Fair value	$10,949	$16,604

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee. In addition, no securities were determined to be other-than-temporarily impaired at December 31, 2019.

The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	March 31, 2020	December 31, 2019
Due within one year	$—	$—
Due one year through five years	2,000	2,000
Due five years through ten years	3,494	7,494
Due over ten years	5,370	7,369

Total	$10,864	$16,863

7. AdvisorEngine
,
Inc. – Financial Interests
The following table sets forth the Company’s financial interests in AdvisorEngine
,
Inc. (“AdvisorEngine”):

	March 31, 2020			December 31, 2019
	Amortized Cost, plus Accrued Interest	Net Carrying Value		Amortized Cost, plus Accrued Interest	Net Carrying Value
Unsecured convertible note (Note 8)	$2,126	$—		$2,126	$2,126
Unsecured non-convertible note (Note 8)	31,184	8,500		31,184	26,046
Preferred stock (Note 9)	25,000	—		25,000	—

Total (1)	$58,310	$8,500	(1)	$58,310	$28,172	(1)

(1)	Net of an impairment of $49,810 and $30,138 in the aggregate at March 31, 2020 and December 31, 2019, respectively.

On May 4, 2020, the Company closed a transaction to exit from its investment in AdvisorEngine. The fair value of consideration payable to the Company was estimated to be $8,500.
Consideration payable to the Company also includes contingent payments totaling
$11,500
which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. The fair value of the contingent payments was determined to be insignificant and were measured using a Monte-Carlo simulation whereby forecasted revenues assumed during the first, second, third and fourth years were simulated forward in a risk-neutral framework to determine whether the revenues would exceed the pre-defined revenue targets.
The table below presents the range and weighted averages of significant unobservable inputs utilized in the Monte-Carlo simulation (classified as Level 3 in the fair value hierarchy):

Unobservable Inputs	March 31, 2020
Forecasted revenue simulated forward as a percentage of the pre-defined revenue targets	34% – 71% (47% weighted average)
Revenue volatility	25%

The weighted-average forecasted revenue simulated forward as a percentage of the pre-defined
revenue targets represents the arithmetic average of the percentages for each of the four years. An increase in the forecasted revenue percentages and revenue volatility input would result in a higher fair value.
During the three months ended March 31, 2020, the Company recognized an impairment of $19,672 to adjust the carrying value of its financial interests in AdvisorEngine to fair value. Fair value was allocated to the unsecured non-convertible
note at March 31, 2020.

8. Notes Receivable
The following table sets forth the carrying value of the Company’s notes receivable:

	March 31, 2020	December 31, 2019
AdvisorEngine – Unsecured convertible notes	$—	$2,126
AdvisorEngine – Unsecured non-convertible note	8,500	26,046

Subtotal	$8,500	$28,172
Less: Allowance for credit loss (1)	(—)	(—)

Carrying value, net (1)	$8,500	$28,172

(1)	Credit losses of $19,672 were recognized as impairment on the Company’s Statements of Operations during the three months ended March 31, 2020 which resulted in a write-off
of the carrying value of the notes receivable rather than an increase in the allowance for credit loss. This was comprised of write-offs of the carrying values of the unsecured convertible notes and unsecured non-convertible
note of $2,126 and $17,546, respectively
, during the three months ended March 31, 2020
. See Note 7 for additional information.

Allowance for Credit Loss
The following table sets for a rollforward of the Company’s allowance for credit loss on notes receivable:

	Total		Notes Receivable		Accrued Interest
Unsecured Convertible Note:
Balance on January 1, 2020		$—		$—		$—
Increase in allowance for credit loss (1)		(2,126)		(2,090)		(36)
Write-offs charged against the allowance (1)		2,126		2,090		36

Balance on March 31, 2020	$	(—)	$	(—)	$	(—)

Unsecured Non-Convertible Note:
Balance on January 1, 2020		$—		$—		$—
Increase in allowance for credit loss (1)		(17,546)		(14,618)		(2,928)
Write-offs charged against the allowance (1)		17,546		14,618		2,928

Balance on March 31, 2020	$	(—)	$	(—)	$	(—)

Allowance for credit losses – Total:	$	(—)	$	(—)	$	(—)

(1)	Total increase in allowance for credit loss of $19,672 was recorded as impairment on the Company’s Consolidated Statements of Operations. Write-offs were charged against the allowance as the Company is in receipt of information
that contractual amounts of principal and interest due will not be paid in connection with the exit from its investment in AdvisorEngine. See Note 7 for additional information.

Accrued Interest
Effective January 1, 2020, notes receivable were placed on non-accrual status. During the three months ended March 31, 2020 and 2019, the Company recognized interest income of $0 and $595, respectively. Interest income included original issue discount (“OID”) amortization and accrued paid-in-kind
(“PIK”) interest, where applicable.
9. Investments
The following table sets forth the Company’s investments:

	March 31, 2020	December 31, 2019
AdvisorEngine – Preferred stock	$—	$—
Securrency, Inc. – Preferred stock	8,112	8,112
Thesys Group, Inc. (“Thesys”) – Preferred stock	3,080	3,080

Total	$11,192	$11,192

AdvisorEngine – Preferred Stock
The Company owns approximately 46% (or 41% on a fully-diluted basis) of AdvisorEngine through investments totaling $25,000. In consideration of its investment, the Company received 11,811,856 shares and 2,646,062 shares of Series A and Series
A-1
convertible preferred stock, respectively. The investment is accounted for under the measurement alternative prescribed within ASU
2016-01,
as it is not considered to be
in-substance
common stock.
The carrying value of the AdvisorEngine preferred stock was $0 at March 31, 2020 and December 31, 2019, respectively. See Note 7 for additional information.
Securrency, Inc. – Preferred Stock
On December 27, 2019, the Company made a $8,112 strategic investment in Securrency, Inc. (“Securrency”), a leading developer of institutional-grade blockchain-based financial and regulatory technology. In consideration of its investment, the Company received 5,178,488 shares of Series A convertible preferred stock representing approximately 25% ownership of Securrency (or approximately 20% on a fully diluted basis). The shares of Series A preferred stock are convertible into common stock at the option of the Company and contain various rights and protections including a non-cumulative
6.0% dividend, payable if and when declared by the board of directors of Securrency, and a liquidation preference that is senior to the holders of common stock. In addition, the Company has redemption rights which provide that, at any time on or after December 31, 2029, upon approval by holders of at least 60% of the Series A preferred stock then outstanding, Securrency will be required to redeem all of the outstanding shares of Series A preferred stock for the original issue price thereof, plus all declared and unpaid dividends.
The investment is accounted for under the measurement alternative prescribed within ASU
2016-01,
as it is not considered to be
in-substance
common stock and is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three months ended March 31, 2020 based upon a qualitative assessment. In addition, there were no observable price changes during the reporting period.
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
Thesys valuation. If a claim is brought against Thesys or the Company relating to the settlement, the warrant will be exercisable for 100% of the number of shares of Series Y Preferred issued to the Company at closing.
The Series Y Preferred is accounted for under the measurement alternative prescribed within ASU
2016-01
as it is not considered to be
in-substance
common stock and is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three months ended March 31, 2020 and 2019, respectively, based upon qualitative assessments. In addition, there were no observable price changes during the applicable reporting periods.
The carrying value of the Series Y Preferred was $3,080 at March 31, 2020 and December 31, 2019. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.
10. Fixed Assets, net
The following table summarizes fixed assets:

	March 31, 2020	December 31, 2019
Equipment	$2,290	$2,330
Furniture and fixtures	2,222	2,218
Leasehold improvements	10,951	10,989
Less: accumulated depreciation and amortization	(7,549)	(7,410)

Total	$7,914	$8,127

11. Deferred Consideration
Deferred consideration represents an obligation the Company assumed in connection with its acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse
business of ETFS Capital Limited (“ETFS Capital”) which occurred on April 11, 2018 (“ETFS Acquisition”). The obligation is for fixed payments to ETFS Capital of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”).
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
The Company determined the present value of the deferred consideration of $175,300 and $173,024 at March 31, 2020 and December 31, 2019, respectively, using forward-looking gold prices which were extrapolated from the last observable price (beyond 2025), discounted at a rate of 10.0% and a perpetual growth rate of 1.5%. Current amounts payable were $14,500 and $13,953 and long-term amounts payable were $160,800 and $159,071, respectively at March 31, 2020 and December 31, 2019, respectively.
During the three months ended March 31, 2020 and 2019, the Company recognized the following in respect of deferred consideration:
	Three Months Ended March 31,
	2020	2019

Contractual Gold Payments	$3,760	$3,098
Contractual Gold Payments – gold ounces paid	2,375	2,375
(Loss)/gain on revaluation of deferred consideration – gold payments (1)	$(2,208)	$4,404

(1)	Gains/(losses) arise due to (decreases)/increases in the forward-looking price of gold and the magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold. See Note 4 for significant unobservable assumption and a reconciliation of changes in the deferred consideration balances.

12. Credit Facility
On April 11, 2018, the Company entered into a credit agreement, pursuant to which the lenders extended a $200,000 term loan (the “Term Loan”) and made available a $50,000 revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Facility”). Interest on the Term Loan accrues at an annual rate equal to LIBOR, plus up to 2.00% (commencing at LIBOR, plus 1.75%), and interest on the Revolver accrues at an annual rate equal to LIBOR, plus up to 1.50% (commencing at LIBOR, plus 1.25%), in each case, with the exact interest rate margin determined based on the Total Leverage Ratio (as defined below). The Revolver is also subject to a facility fee equal to an annual rate of up to 0.50% of the actual daily amount of the aggregate commitments (whether used or unused) under the Revolver, with the exact facility fee rate determined based on the Total Leverage Ratio. The Credit Facility matures on April 11, 2021. The Term Loan does not amortize and the entire principal balance is due in a single payment on the maturity date.
The following table provides a summary of the Company’s outstanding borrowings under the Credit Facility:

	March 31, 2020		December 31, 2019
	Term Loan	Revolver (1)	Term Loan	Revolver (1)
Amount borrowed	$179,000	$—	$200,000	$—
Amounts repaid	(5,000)	—	(21,000)	—

Amounts outstanding	174,000	—	179,000	—
Unamortized issuance costs	(2,452)	540	(3,044)	671

Carrying amount	$171,548	$540	$175,956	$671

Effective interest rate (2)	5.00%	n/a	5.32%	n/a

(1)	The available capacity under the Revolver is subject to compliance with the Total Leverage Ratio.

(2)	Includes amortization of issuance costs.

Interest expense recognized on the Credit Facility during the three months ended March 31, 2020 and 2019 was $2,419 and $2,892, respectively. Unamortized issuance costs related to the Revolver of $540 and $671 at March 31, 2020 and December 31, 2019, respectively, are included in other noncurrent assets on the Consolidated Balance Sheet. The fair value of the Company’s debt (classified as Level 2 within the fair value hierarchy) was $168,128 and $176,986 at March 31, 2020 and December 31, 2019, respectively.
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
The Company is in compliance with its covenants under the credit agreement and is actively exploring refinancing and extension alternatives as the facility matures within approximately the next 12 months.
13. Preferred Shares
On April 10, 2018, the Company filed a Certificate of Designations of Series A
Non-Voting
Convertible Preferred Stock with the Secretary of State of the State of Delaware establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Preferred Shares (defined below). The Preferred Shares are intended to provide ETFS Capital with economic rights equivalent to the Company’s common stock on an as-converted
basis. The Preferred Shares have no voting rights, are not transferable and have the same priority with regard to dividends, distributions and payments as the common stock.
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
In connection with the completion of the ETFS Acquisition, the Company issued 14,750 shares of Series A Non-Voting  Convertible Preferred Stock (the “
Preferred Shares
”)
, which are convertible into an aggregate of 14,750,000 shares of common stock. The fair value of this consideration was $132,750, based on the closing price of the Company’s common stock on April 10, 2018 of $9.00 per share, the trading day prior to the closing of the acquisition.
The following is a summary of the Preferred Share balance:

	March 31, 2020	December 31, 2019
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

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
The following table provides additional information regarding the Company’s leases:

	Three Months Ended March 31,
	2020	2019
Lease cost:
Operating lease cost	$798	$798
Short-term lease cost	342	389

Total lease cost	$1,140	$1,187

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$926	$881

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	9.2	10.0

Weighted-average discount rate – operating leases	6.3%	6.3%

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
right-of-use
asset and lease liability.
The following table discloses future minimum lease payments at March 31, 2020 with respect to the Company’s operating lease liabilities:

Remainder of 2020	$2,740
2021	2,958
2022	2,958
2023	2,958
2024	3,037
2025 and thereafter	14,604

Total future minimum lease payments (undiscounted)	$29,255

The following table reconciles the future minimum lease payments (disclosed above) at March 31, 2020 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheet:

Amounts recognized in the Company’s Consolidated Balance Sheet
Lease liability – short term	$3,470
Lease liability – long term	18,661

Subtotal	22,131
Difference between undiscounted and discounted cash flows	7,124

Total future minimum lease payments (undiscounted)	$29,255

15. Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company is not currently party to any litigation that is expected to have a material adverse impact on its business, financial position, results of operations or cash flows.
16. Variable Interest
Entities
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
The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	March 31, 2020	December 31, 2019
Carrying Amount – Assets (Securrency)
Preferred stock (Note 9 )	$8,112	$8,112

Carrying Amount – Assets (AdvisorEngine)
Unsecured convertible notes receivable	$—	$2,126
Unsecured non-convertible note receivable	8,500	26,046
Preferred stock	—	—

Total carrying amount (Note 7)	$8,500	$28,172

Total carrying amount – Assets	$8,500	$36,284

Maximum exposure to loss	$16,612	$36,284

17. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues from contracts with customers:
Advisory fees	$62,950	$64,840
Other	924	645

Total operating revenues	$63,874	$65,485

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
Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended
	March 31, 2020	March 31, 2019
United States	$39,870	$42,623
Jersey	22,525	21,161
Ireland	1,114	1,155
Canada (Note 24)	365	546

Total operating revenues	$63,874	$65,485

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
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	March 31, 2020	December 31, 2019
Receivable from WTT	$11,220	$14,765
Receivable from ManJer Issuers	7,612	9,036
Receivable from WMAI and WTI	1,283	1,559
Receivable from WTAMC (Note 24)	—	227
Receivable from WTCS	54	80

Total	$20,169	$25,667

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended
	March 31, 2020	March 31, 2019
Advisory services provided to WTT	$39,601	$42,223
Advisory services provided to ManJer Issuers	20,258	19,273
Advisory services provided to WMAI and WTI	2,528	2,504
Advisory services provided to WTAMC	365	546
Advisory services provided to WTCS	198	294

Total	$62,950	$64,840

The Company also has investments in certain WisdomTree ETFs of approximately $19,636 and $16,886 at March 31, 2020 and December 31, 2019, respectively. Losses and gains related to these ETFs for the three months ended March 31, 2020 and 2019 were ($290) and $353, respectively.
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

PRSUs:
These awards cliff vest three years from the grant date and contain a market condition whereby the number of PRSUs ultimately vesting is tied to how the Company’s total shareholder return (“TSR”) compares to a peer group of other publicly traded asset managers over the three-year period. A Monte-Carlo simulation is used to value these awards.

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
th
percentile.
Stock-based compensation during the three months ended March 31, 2020 and 2019 was $3,239 and $3,072, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2020
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors	$17,760	1.91

A summary of stock-based compensation award activity during the three months ended March 31, 2020 is as follows:

	Stock Options	RSAs	RSUs	PRSUs
Balance at January 1, 2020	485,536	3,244,558	39,278	232,610
Granted	—	1,436,089	32,901	117,013	(1)
Exercised/vested	(107,000)	(936,186)	(27,130)	—
Forfeitures	(63,536)	(23,483)	(1,993)	—

Balance at March 31, 2020	315,000	3,720,978	43,056	349,623

(1)
Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount. A Monte-Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning 90-day average stock prices; (ii) valuation date stock prices; (iii) historical stock price volatilities ranging from 21% to 36% (average 26%); (iv) correlation coefficients based upon the price data used to calculate the historical volatilities; (v) a risk free interest rate of 1.47%; and (vi) an expected dividend yield of 0%
.
20. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
	2020	2019
Basic Earnings per Share
Net (loss)/income	$(8,638)	$8,824
Less: Income distributed to participating securities	(555)	(544)
Less: Undistributed income allocable to participating securities	—	(391)

Net (loss)/income available to common stockholders – Basic EPS	$(9,193)	$7,889
Weighted average common shares (in thousands)	152,519	151,625

Basic (loss)/earnings per share	$(0.06)	$0.05

	Three Months Ended March 31,
	2020	2019
Diluted Earnings per Share
Net (loss)/income available to common stockholders	$(9,193)	$7,889
Add back: Undistributed income allocable to participating securities	—	391
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(—)	(390)

Net (loss)/income available to common stockholders – Diluted EPS	$(9,193)	$7,890

Weighted Average Diluted Shares (in thousands) :
Weighted average common shares	152,519	151,625
Dilutive effect of common stock equivalents, excluding participating securities	—	196

Weighted average diluted shares, excluding participating securities (in thousands)	152,519	151,821

Diluted (loss)/earnings per share	$(0.06)	$0.05

Diluted (loss)/earnings per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the three months ended March 31, 2020, the Company excluded 16,178 common stock equivalents from its computation of diluted loss per share as the Company had reported a net loss for the period. The Company excluded 90,530 common stock equivalents from its computation of diluted earnings per share for the three months ended March 31, 2019 as they were determined to be anti-dilutive.
The following table reconciles weighted average diluted shares as reported on the Company’s consolidated statements of operations for the three months ended March 31, 2020 and 2019 to the weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above:

	Three Months Ended March 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2020		2019
Weighted average diluted shares as disclosed on the consolidated statements of operations	152,519	(1)	166,811
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 13)	—		(14,750)
Potentially dilutive restricted stock awards	—		(240)

Weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above	152,519	(1)	151,821

(1)	Excludes participating securities as the Company reported a net loss for the period.

21. Income Taxes
Effective Income Tax Rate – Three Months Ended March 31, 2020 and March 31, 2019
The Company’s effective income tax rate for the three months ended March 31, 2020 of 21.5% resulted in an income tax benefit of $2,371. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $5,981 reduction in unrecognized tax benefits, a $2,877 non-taxable
gain recognized upon sale of the Company’s Canadian ETF business and a lower tax rate on foreign earnings, partly offset by a valuation allowance on capital losses,
tax shortfalls associated with the vesting and exercise of stock-based compensation and a non-deductible
loss on revaluation of deferred consideration.
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
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Deferred tax assets:
Capital losses	$17,002	$8,226
Operating lease liabilities	5,295	5,529
NOLs – International	5,233	9,336
Goodwill and intangible assets	1,622	1,671
Stock-based compensation	1,115	1,754
NOLs – U.S.	514	642
Accrued expenses	373	4,054
Outside basis differences	123	123
Other	159	218

Deferred tax assets	31,436	31,553

Deferred tax liabilities:
Right of use assets – operating leases	4,189	4,400
Fixed assets and prepaid assets	1,309	1,326
Unrealized gains	717	744

Deferred tax liabilities	6,215	6,470

Total deferred tax assets less deferred tax liabilities	25,221	25,083
Less: valuation allowance	(22,358)	(17,685)

Deferred tax assets, net	$2,863	$7,398

Net Operating and Capital Losses – U.S
.
The Company’s tax effected net operating losses (“NOLs”) at March 31, 2020 were $514 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at March 31, 2020 and December 31, 2019 were $17,002 and $8,226, respectively. The change in capital losses is due to the impairment recognized on the Company’s financial interests in AdvisorEngine (Note 7
) and a capital loss recognized upon sale of the Canadian ETF business.
Net Operating Losses – International
Certain of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs were $5,233 and $9,336 at
March 31, 2020 and December 31, 2019, respectively. All of these NOLs at March 31, 2020 are carried forward indefinitely. The reduction in NOLs was due to the sale of the Company’s Canadian ETF business, which occurred on February 19, 2020 (Note 24).
Valuation Allowance
The Company’s valuation allowance has been established on its net capital losses, international net operating losses and outside basis differences as it is more-likely-than-not
that these deferred tax assets will not be realized.
Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”)
On March 27, 2020, the CARES Act was enacted in response to the
COVID-19
pandemic which included temporary changes to income and
non-income
based tax laws including: (i) the elimination of the 80% of taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 and 2020; (ii) allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years; (iii) increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020; and (iv) other related provisions. The CARES Act did not have a material impact on the Company’s consolidated financial statements.
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
In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits during the three months ended March 31, 2020:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2020	$32,101	$25,998	$6,103
Decrease - Lapse of statute of limitations (1)	(5,981)	(4,620)	(1,361)
Increases	76	—	76
Foreign currency translation (2)	(1,767)	(1,432)	(335)

Balance at March 31, 2020	$24,429	$19,946	$4,483

(1)
Recorded as an income tax benefit of $5,981 during the three months ended March 31, 2020, along with an equal and offsetting amount recorded in other losses, net, to recognize a reduction in the indemnification asset. During the three months ended March 31, 2019, an income tax benefit of $4,309 was recorded along with an equal and offsetting amount in other losses, net.

(2)	The gross unrecognized tax benefits were accrued in British pounds sterling.

The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount.
The gross unrecognized tax benefits and interest and penalties totaling $24,429 at March 31, 2020 are included in other non-current
liabilities on the Consolidated Balance Sheet. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $4,525 (including interest and penalties of $1,317) in the next 12 months upon lapsing of the statute of limitations.

At March 31, 2020, there were $24,429 of unrecognized tax benefits (including interest and penalties) that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. The Company’s federal tax return and ManJer’s tax return (a Jersey-based subsidiary) for the year ended December 31, 2016 and the Company’s New York state tax return for the years ended December 31, 2015 through 2018 are currently under review by the relevant tax authorities. The Company is indemnified by ETFS Capital for any potential exposure associated with ManJer’s tax return under audit.
The Company is not currently under audit in any other income tax jurisdictions. As of March 31, 2020, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2015.
Undistributed Earnings of Foreign Subsidiaries
Due to the imposition of the
Global Intangible Low-Taxed Income (“
GILTI
”)
provisions, all unremitted earnings are no longer subject to U.S. federal income tax; however, there could be U.S. state and/or foreign withholding taxes upon distribution of such unremitted earnings. The Company recognizes deferred tax liabilities for withholding taxes that may become payable, where applicable, upon the distribution of earnings and profits from foreign subsidiaries unless considered permanent in duration. As of March 31, 2020, the Company considers all undistributed foreign earnings and profits to be permanent in duration.
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
In addition, the Company entered into a credit agreement (Note 12) which contains customary negative covenants, including, among others, a covenant which may restrict the Company’s ability to repurchase equity interests. Share repurchases only are permitted to the extent the Total Leverage Ratio (as defined in the credit agreement) does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the share repurchase is made. However, the Company’s ability to purchase shares of its common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations is not restricted.
During the three months ended March 31, 2020 and March 31, 2019, the Company repurchased 385,399 shares and 311,213 shares of its common stock, respectively, under this program for an aggregate cost of $1,495 and $2,005, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.
As of March 31, 2020, $81,894 remained under this program for future purchases.
23. Goodwill and Intangible Assets
Goodwill
The table below sets forth the Company’s goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2020	$85,856
Changes	—

Balance at March 31, 2020	$85,856

Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the United Kingdom. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets (Indefinite-Lived)
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Total
Balance at January 1, 2020	$601,247	$2,047	$603,294
Decreases (1)	—	(1,992)	(1,992)
Foreign currency translation	—	(55)	(55)

Balance at March 31, 2020	$601,247	$—	$601,247

(1)	Derecognized upon the sale of the Company’s Canadian ETF business (Note 24).
ETFS
In connection with the ETFS Acquisition
,
which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. The fair value of the intangible assets was determined using an income approach (discounted cash flow analysis) which relied upon significant unobservable inputs including a revenue growth multiple of 3% to 4% and a weighted average cost of capital of 11.6%. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes. The Company has designated November 30 th
as its annual impairment testing date for these intangible assets.
24. Exit Activities
The following table summarizes operating losses recognized by the Company’s wholly-owned subsidiaries that have either been sold or liquidated during reporting periods covered by its consolidated financial statements:

	Three Months Ended
	March 31, 2020	March 31, 2019
WTAMC	$428	$777
WisdomTree Japan Inc. (“WTJ”) (1)	—	430

Total	$428	$1,207

(1)	WTJ also recognized an impairment expense of $572 in connection with the termination of its office lease on March 31, 2019
Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WTAMC to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and will receive
additional cash consideration
of
CDN $2,000 to $8,000, depending on the achievement of certain AUM growth targets over the next three years.
During the three months ended March 31, 2020, the Company recognized a $2,877 gain on sale which was recorded in other losses, net on the Consolidated Statements of Operations and represents the difference between the minimum cash consideration payable to the Company and the carrying value of WTAMC’s net assets upon disposition. Contingent payments, if any, are recognized by the Company when the contingency is resolved and the gain is realized.

Restructuring of Distribution Strategy in Japan
In July 2018, the Company determined to restructure its distribution strategy in Japan and expanded its existing relationship with Premia Partners Company Limited to manage distribution of the Company’s ETFs in Japan. As a result, WTJ ceased operations and was liquidated in September 2019.
25. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying financial statements. There were no events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in this Report and in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Executive Summary
Introduction
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $50.3 billion globally as of March 31, 2020. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
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
COVID-19
Impact on our Business
During the first quarter of 2020, market declines arising from the
COVID-19
pandemic adversely impacted the market performance of most financial assets and sectors of the economy, including the AUM that we manage. During the height of the market volatility in March 2020, we experienced a 16% decline in our AUM resulting from market depreciation and $1.6 billion of net outflows. These pressures contributed to a corresponding decline in our operating results which, if further eroded, could adversely impact our liquidity as our credit facility includes a financial covenant that requires we maintain compliance with a leverage test. At March 31, 2020, we were in compliance with this covenant and we continue to be in compliance as of the date of this Report.
The market rebound in April 2020 led to a partial recovery of our AUM. Our AUM increased 8% from $50.3 billion at March 31, 2020 to $54.5 billion at May 4, 2020. While this improvement is meaningful, we will continue to monitor our compliance with the financial covenants under our credit facility and are actively exploring refinancing and extension alternatives in advance of the maturity date in April 2021. Our available liquidity as disclosed in the section entitled “Liquidity and Capital Resources” was $74.7 million, which is available to reduce our outstanding debt, if necessary.

The CARES Act was enacted on March 27, 2020 in response to the
COVID-19
pandemic, which provided financial assistance under various programs to help companies cope with economic hardships. We did not draw upon any available financial assistance afforded by the CARES Act. Throughout the course of the pandemic, we have continued to operate our business without disruption.
Cost Control Measures
Given the significant decline in our AUM and the current overall operating environment, we are managing a reduction in our expenses. Certain of our variable expenses that are tied to average AUM will decline, such as our fund related operating costs and fees we pay for third party distribution platforms. In addition, we expect a significant decline in our incentive compensation. We also expect to spend less on discretionary expenses such as marketing, sales and overhead expenses for managing our business.
Recent Developments in our Commodity Product Suite
Recent market developments and price volatility around oil has led to the generation of over $3.0 billion of net inflows into our European listed oil related products, with greater than 60% of those net inflows into one product, WisdomTree Crude Oil (CRUD), predominantly in the month of April. Because of the recent unprecedented decline in oil prices, three of our inverse and leveraged oil products were terminated as they hit underlying pricing thresholds. In order to manage counterparty risk, we temporarily halted creations into three products, including CRUD. Therefore, we will not experience further inflows into CRUD or the other two products until the creation halt is lifted, which we anticipate will occur as soon as possible after the counterparty risk exposures are mitigated.
Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income,
leveraged-and-inverse,
currency and alternative strategies. The chart below sets forth the asset mix of our ETPs at March 31, 2019, December 31, 2019 and March 31, 2020:

During the three months ended March 31, 2020, market declines arising from the
COVID-19
pandemic adversely impacted the market performance of most financial assets and sectors of the economy, including the AUM that we manage. Our AUM declined 20.9% from the prior quarter primarily due to market depreciation.
Market Environment
The
COVID-19
pandemic had a profound impact on the global markets during the quarter. Equity securities across all developed and emerging markets fell as the global economy was shut down to stem the spread of the virus. Government bond yields also fell and gold prices appreciated as investors sought out assets perceived as lower risk.
During the first quarter of 2020, the S&P 500 declined 19.6%, MSCI EAFE (local currency) declined 20.4%, MSCI Emerging Markets Index (U.S. dollar) declined 25.2%, while gold prices rose 5.6%. In addition, the European and Japanese equities markets both depreciated with the MSCI EMU Index and MSCI Japan Index declining 23.6% and 17.2%, respectively, in local currency terms for the quarter. Also, the U.S. dollar strengthened 1.3% and 5.5% versus the euro and British pound, respectively, while weakening 1.1% versus the Japanese yen during the quarter.

U.S. Listed ETF Industry Flows
U.S. listed ETF net flows for the three months ended March 31, 2020 were $75.0 billion. U.S. equity, commodities and fixed income gathered the majority of those flows.

Source: Bloomberg, Investment Company Institute, WisdomTree
European ETP Industry Flows
European ETP net flows were ($4.1) billion for the three months ended March 31, 2020 due to net outflows in fixed income and equities partly offset by commodity inflows.

Source: Morningstar
Our Operating and Financial Results
We operate as an ETP sponsor and asset manager providing investment advisory services globally through our subsidiaries in the United States and Europe.
On February 19, 2020, we completed the sale of all of the outstanding shares of our wholly-owned Canadian subsidiary, WisdomTree Asset Management Canada, Inc., or Canadian ETF business, to CI Financial Corp. We received CDN $3.7 million (USD $2.8 million) in cash at closing and will receive additional cash consideration of CDN $2.0 million to $8.0 million, depending on the achievement of certain AUM growth targets over the next three years.
Our Canadian ETF business reported operating losses during the three months ended March 31, 2020 and 2019 of $0.8 million and $0.4 million, respectively.
U.S. Listed ETFs
Our U.S. listed ETFs’ AUM decreased from $40.6 billion at December 31, 2019 to $28.9 billion at March 31, 2020 due to market depreciation and net outflows.

International Listed ETPs
Our international ETPs’ AUM decreased from $23.0 billion at December 31, 2019 to $21.4 billion at March 31, 2020 due to market depreciation and a reduction of $0.8 billion of AUM resulting from the sale of our Canadian ETF business which was completed on February 19, 2020, partly offset by net inflows.

Consolidated Operating Results
The following table sets forth our revenues and net income/(loss) for the most recent five quarters:

•
Revenues
– We recorded operating revenues of $63.9 million during the three months ended March 31, 2020, down 2.5% from the three months ended March 31, 2019 due to lower average AUM of our U.S. listed products arising from market depreciation and net outflows, as well as a 3 basis point decline in our average global advisory fee due to AUM mix shift. These declines were partly offset by higher average AUM of our International listed products.

•
Expenses
– Total operating expenses decreased 12.0% from the three months ended March 31, 2019 to $48.2 million largely due to lower compensation resulting from lower incentive compensation accruals as well as $2.0 million of severance included in the prior period, lower third-party distribution fees and lower sales and business development expenses.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, (losses)/gains on revaluation of deferred consideration – gold payments, impairments and other gains and losses. For the three months ended March 31, 2020 and 2019, the (losses)/gains on revaluation of deferred consideration – gold payments were ($2.2) million and $4.4 million, respectively. In addition, during the three months ended March 31, 2020, we recognized a non-cash
impairment charge of $19.7 million on our investment in AdvisorEngine, Inc., or AdvisorEngine (See Note 7 to our Consolidated Financial Statements). We also recorded a gain of $2.9 million associated with the sale of our Canadian ETF business.

•
Net (loss)/income
– We reported a net loss of ($8.6) million during the three months ended March 31, 2020, compared to net income of $8.8 million during the three months ended March 31, 2019. The net loss reported in the current period includes the loss on revaluation of deferred consideration – gold payments of $2.2 million and the non-cash
impairment charge of $19.7 million on our investment in AdvisorEngine.

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
GLOBAL ETPs ($ in millions)
Beginning of period assets	$63,615	$59,981	$54,094
Assets sold	(778)	—	—
Inflows/(outflows)	(536)	390	561
Market appreciation/(depreciation)	(11,958)	3,247	4,544
Fund closures	(20)	(3)	(87)

End of period assets	$50,323	$63,615	$59,112

Average assets during the period	$59,819	$61,858	$57,683
Average ETP advisory fee during the period	0.43%	0.44%	0.46%
Number of ETPs – end of the period	331	349	534

U.S. LISTED ETFs ($ in millions)
Beginning of period assets	$40,600	$37,592	$35,486
Inflows/(outflows)	(1,273)	563	147
Market appreciation/(depreciation)	(10,424)	2,448	3,820
Fund closures	(10)	(3)	(87)

End of period assets	$28,893	$40,600	$39,366

Average assets during the period	$36,936	$39,094	$38,061
Average ETF advisory fee during the period	0.43%	0.44%	0.45%
Number of ETFs – end of the period	77	80	77

INTERNATIONAL LISTED ETPs ($ in millions)
Beginning of period assets	$23,015	$22,389	$18,608
Assets sold	(778)	—	—
Inflows/(outflows)	737	(173)	414
Market appreciation/(depreciation)	(1,534)	799	724
Fund closures	(10)	—	—

End of period assets	$21,430	$23,015	$19,746

Average assets during the period	$22,883	$22,764	$19,622
Average ETP advisory fee during the period	0.43%	0.44%	0.47%
Number of ETPs – end of period	254	269	457

PRODUCT CATEGORIES ($ in millions)

Commodity & Currency
Beginning of period assets	$20,326	$19,954	$16,212
Inflows/(outflows)	780	(266)	228
Market appreciation/(depreciation)	(1,018)	638	539

End of period assets	$20,088	$20,326	$16,979

Average assets during the period	$20,643	$20,146	$16,994

U.S. Equity
Beginning of period assets	$17,746	$16,296	$13,222
Inflows/(outflows)	(285)	458	639
Market appreciation/(depreciation)	(5,302)	992	1,898

End of period assets	$12,159	$17,746	$15,759

Average assets during the period	$16,022	$16,983	$14,823

International Developed Market Equity
Beginning of period assets	$13,089	$12,243	$14,309
Inflows/(outflows)	(1,107)	(139)	(1,575)
Market appreciation/(depreciation)	(3,300)	985	1,407

End of period assets	$8,682	$13,089	$14,141

Average assets during the period	$11,515	$12,684	$14,280

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
Emerging Market Equity
Beginning of period assets	$6,494	$5,787	$5,275
Inflows/(outflows)	59	193	(94)
Market appreciation/(depreciation)	(1,887)	514	533

End of period assets	$4,666	$6,494	$5,714

Average assets during the period	$6,002	$6,082	$5,492

Fixed Income
Beginning of period assets	$3,633	$3,390	$2,345
Inflows/(outflows)	17	212	1,403
Market appreciation/(depreciation)	(86)	31	24

End of period assets	$3,564	$3,633	$3,772

Average assets during the period	$3,697	$3,589	$3,268

Leveraged & Inverse
Beginning of period assets	$1,058	$1,046	$981
Inflows/(outflows)	(81)	14	147
Market appreciation/(depreciation)	(78)	(2)	(43)

End of period assets	$899	$1,058	$1,085

Average assets during the period	$1,043	$1,078	$1,074

Alternatives
Beginning of period assets	$394	$461	$739
Inflows/(outflows)	(77)	(68)	(138)
Market appreciation/(depreciation)	(55)	1	15

End of period assets	$262	$394	$616

Average assets during the period	$358	$437	$653

Closed ETPs
Beginning of period assets	$875	$804	$1,011
Assets sold	(778)	—	—
Inflows/(outflows)	158	(14)	(49)
Market appreciation/(depreciation)	(232)	88	171
Fund closures	(20)	(3)	(87)

End of period assets	$3	$875	$1,046

Average assets during the period	$539	$859	$1,099

Headcount	210	208	216
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Selected Operating and Financial Information

	Three Months Ended March 31,		Change	Percent Change
	2020	2019
Global AUM (in millions)
Average global AUM	$59,819	$57,683	$2,136	3.7%

Operating Revenues (in thousands)
Advisory fees	$62,950	$64,840	$(1,890)	(2.9%)
Other income	924	645	279	43.3%

Total revenues	$63,874	$65,485	$(1,611)	(2.5%)

Average Global AUM
Our average global AUM increased 3.7% from $57.7 billion at March 31, 2019 to $59.8 billion at March 31, 2020 primarily due to market appreciation over the trailing twelve months, partly offset by net outflows. The market declines arising from the
COVID-19
pandemic had a minimal impact on the change in our average global AUM as the market depreciation occurred during the most recent month. Over the trailing twelve months net outflows were $0.5 billion, primarily due to $2.1 billion of outflows from our two largest currency hedged products, HEDJ and DXJ. These outflows were offset by inflows of $1.6 billion principally into our commodity, emerging market and U.S. equity ETPs.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 2.9% from $64.8 million during the three months ended March 31, 2019 to $63.0 million in the comparable period in 2020 due to lower average AUM of our U.S. listed products arising from market depreciation and net outflows, as well as a 3 basis point decline in our average global advisory fee. Our average global ETP advisory fee declined from 0.46% during the three months ended March 31, 2019 to 0.43% during the three months ended March 31, 2020 due to AUM mix shift.
Other income
Other income increased 43.3% from $0.6 million during the three months ended March 31, 2019 to $0.9 million in the comparable period in 2020 primarily due to higher creation/redemption fees associated with our International listed products.
Operating Expenses

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2020	2019
Compensation and benefits	$17,295	$21,301	$(4,006)	(18.8%)
Fund management and administration	14,485	15,166	(681)	(4.5%)
Marketing and advertising	2,468	2,680	(212)	(7.9%)
Sales and business development	3,417	4,422	(1,005)	(22.7%)
Contractual gold payments	3,760	3,098	662	21.4%
Professional and consulting fees	1,273	1,482	(209)	(14.1%)
Occupancy, communications and equipment	1,551	1,618	(67)	(4.1%)
Depreciation and amortization	256	269	(13)	(4.8%)
Third-party distribution fees	1,355	2,400	(1,045)	(43.5%)
Acquisition and disposition-related costs	383	313	70	22.4%
Other	1,997	2,053	(56)	(2.7%)

Total expenses	$48,240	$54,802	$(6,562)	(12.0%)

	Three Months Ended March 31,
As a Percent of Revenues:	2020	2019
Compensation and benefits	27.1%	32.5%
Fund management and administration	22.7%	23.2%
Marketing and advertising	3.9%	4.1%

	Three Months Ended March 31,
As a Percent of Revenues:	2020	2019
Sales and business development	5.3%	6.8%
Contractual gold payments	5.9%	4.7%
Professional and consulting fees	2.0%	2.3%
Occupancy, communications and equipment	2.4%	2.4%
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	2.1%	3.7%
Acquisition and disposition-related costs	0.6%	0.5%
Other	3.1%	3.1%

Total expenses	75.5%	83.7%

Compensation and benefits
Compensation and benefits expense decreased 18.8% from $21.3 million during the three months ended March 31, 2019 to $17.3 million in the comparable period in 2020 due to lower incentive compensation accruals as well as $2.0 million of severance expense included in the prior period. Headcount was 216 and 210 at March 31, 2019 and March 31, 2020, respectively.
Fund management and administration
Fund management and administration expense decreased 4.5% from $15.2 million during the three months ended March 31, 2019 to $14.5 million in the comparable period in 2020 primarily due to lower variable fees associated with lower average AUM of our U.S. listed products, partly offset by higher average AUM of our International listed products. These expenses were also lower as a result of the sale of our Canadian ETF business which was completed on February 19, 2020. We had 77 U.S. listed ETFs and 457 International listed ETPs at March 31, 2019 compared to 77 U.S. listed ETFs and 254 International listed ETPs at March 31, 2020.
Marketing and advertising
Marketing and advertising expense decreased 7.9% from $2.7 million during the three months ended March 31, 2019 to $2.5 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Sales and business development
Sales and business development expense decreased 22.7% from $4.4 million during the three months ended March 31, 2019 to $3.4 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Contractual gold payments
Contractual gold payments expense increased 21.4% from $3.1 million during the three months ended March 31, 2019 to $3.8 million in the comparable period in 2020. This expense was associated with the payment of 2,375 ounces of gold and was calculated using the average daily spot price of $1,304 and $1,583 per ounce during the three months ended March 31, 2019 and 2020, respectively.
Professional and consulting fees
Professional and consulting fees decreased 14.1% from $1.5 million during the three months ended March 31, 2019 to $1.3 million in the comparable period in 2020 due to lower spending on corporate consulting-related expenses.
Occupancy, communications and equipment
Occupancy, communications and equipment expense was essentially unchanged from the three months ended March 31, 2019.
Depreciation and amortization
Depreciation and amortization expense was essentially unchanged from the three months ended March 31, 2019.
Third-party distribution fees
Third-party distribution fees decreased 43.5% from $2.4 million during the three months ended March 31, 2019 to $1.4 million in the comparable period in 2020 primarily due to lower fees for platform relationships.

Acquisition and disposition-related costs
Acquisition and disposition-related costs increased 22.4% from $0.3 million during the three months ended March 31, 2019 to $0.4 million in the comparable period in 2020 due to the completion of the sale of our Canadian ETF business.
Other
Other expenses were essentially unchanged from the three months ended March 31, 2019.
Other Income/(Expenses)

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2020	2019
Interest expense	$(2,419)	$(2,892)	$473	(16.4%)
(Loss)/gain on revaluation of deferred consideration	(2,208)	4,404	(6,612)	n/a
Interest income	163	779	(616)	(79.1%)
Impairments	(19,672)	(572)	(19,100)	3,339.2%
Other losses, net	(2,507)	(4,627)	2,120	(45.8%)

Total other income/(expenses)	$(26,643)	$(2,908)	$(23,735)	816.2%

	Three Months Ended March 31,
As a Percent of Revenues:	2020	2019
Interest expense	(3.8%)	(4.4%)
(Loss)/gain on revaluation of deferred consideration	(3.5%)	6.7%
Interest income	0.2%	1.2%
Impairment	(30.7%)	(0.9%)
Other losses, net	(3.9%)	(7.0%)

Total other income/(expenses)	(41.7%)	(4.4%)

Interest expense
Interest expense decreased 16.4% from $2.9 million during the three months ended March 31, 2019 to $2.4 million in the comparable period in 2020 due to a lower level of debt outstanding as well as lower interest rates. Our effective interest rate during the three months ended March 31, 2019 and 2020 was 5.5% and 5.0%, respectively, and includes our cost of borrowing and amortization of issuance costs.
(Loss)/gain on revaluation of deferred consideration
We recognized a gain on revaluation of deferred consideration of $4.4 million during the three months ended March 31, 2019 as compared to a loss of ($2.2) million during the three months ended March 31, 2020. The loss in the current quarter was due to an increase in the forward-looking price of gold when compared to the forward-looking gold curve on December 31, 2019, the date on which the deferred consideration was last measured. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income decreased 79.1% from $0.8 million during the three months ended March 31, 2019 to $0.2 million in the comparable period in 2020 due to our AdvisorEngine unsecured convertible note receivable being placed on non-accrual
status.
Impairment
During the three months ended March 31, 2020, we recognized a non-cash
impairment charge of $19.7 million on our investment in AdvisorEngine (See Note 7 to our Consolidated Financial Statements). During the three months ended March 31, 2019, we recognized an impairment of $0.6 million in connection with the termination of our Japan office lease.

Other losses, net
Other losses, net were $4.6 million and $2.5 million during the three months ended March 31, 2019 and 2020, respectively. Included in the loss recognized during the three months ended March 31, 2019 and 2020 is a charge of $4.3 million and $6.0 million, respectively, arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. In addition, during the first quarter of 2020, we recognized a gain of $2.9 million associated with the sale of our Canadian ETF business (See Note 24 to our Consolidated Financial Statements). Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income taxes
Our effective income tax rate for the three months ended March 31, 2020 of 21.5% resulted in an income tax benefit of $2.4 million. Our effective income tax rate differs from the federal statutory rate of 21% primarily due a $6.0 million reduction in unrecognized tax benefits, a $2.9 million non-taxable
gain upon sale of our Canadian ETF business and a lower tax rate on foreign earnings, partly offset by a valuation allowance on capital losses, tax shortfalls associated with the vesting and exercise of stock-based compensation awards and a non-deductible
loss on revaluation of deferred consideration.
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

•
Other items
: Impairment charges, gain recognized upon sale of our Canadian ETF business, severance expense and acquisition and disposition-related costs are excluded when determining adjusted net income and adjusted earnings per share.

	Three Months Ended
	Mar. 31,	Mar. 31,
Adjusted Net Income and Diluted Earnings per Share:	2020	2019
Net (loss)/income, as reported	$(8,638)	$8,824
Add back/(deduct): Loss/(gain) on revaluation of deferred consideration	2,208	(4,404)
Add back: Impairment, net of income taxes	19,672	572
Deduct: Gain recognized upon sale of our Canadian ETF business	(2,877)	—
Add back: Tax shortfalls upon vesting and exercise of stock-based compensation awards	501	971
Add back: Acquisition and disposition-related costs, net of income taxes	358	253
Add back: Severance expense, net of income taxes	—	1,521

Adjusted net income	$11,224	$7,737
Deduct: Income distributed to participating securities	(555)	(544)
Deduct: Undistributed income allocable to participating securities	(654)	(276)

Adjusted net income available to common stockholders	$10,015	$6,917
Weighted average diluted shares, excluding participating securities (See Note 20 to our Consolidated Financial Statements)	152,535	151,821

Adjusted earnings per share – diluted	$0.07	$0.05

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and uses of capital to fund our operations:

	March 31, 2020	December 31, 2019
Balance Sheet Data (in thousands) :
Cash and cash equivalents	$68,429	$74,972
Accounts receivable	22,728	26,838
Securities owned, at fair value	20,261	17,319
Securities held-to-maturity	10,864	16,863

Total: Liquid assets	122,282	135,992
Less: Total current liabilities	(54,329)	(79,041)
Less: Regulatory capital requirement – certain international subsidiaries	(10,398)	(12,312)

Subtotal	57,555	44,639
Plus: Revolving credit facility – available capacity	17,128	27,908

Total: Available liquidity	$74,683	$72,547

	Three Months Ended March 31,
	2020	2019
Cash Flow Data (in thousands) :
Operating cash flows	$(2,634)	$7,852
Investing cash flows	8,754	11
Financing cash flows	(11,391)	(7,088)
Foreign exchange rate effect	(1,272)	383

(Decrease)/increase in cash and cash equivalents	$(6,543)	$1,158

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
Cash and cash equivalents decreased $6.5 million during the three months ended March 31, 2020 due to $5.1 million used to pay dividends on our common stock, $5.0 million used to repay our debt, $2.6 million used in operating activities, $1.5 million used to repurchase our common stock and $1.1 million used in other activities. These decreases were partly offset by $6.0 million of proceeds from held-to-maturity
securities maturing or called prior to maturity and $2.8 million of net proceeds from the sale of our Canadian ETF business.
Cash and cash equivalents increased $1.1 million during the three months ended March 31, 2019 due to net cash provided by operating activities of $7.9 million and $0.3 million from changes in foreign exchange rates. These increases were partly offset by $5.1 million used to pay dividends on our common stock and $2.0 million used to repurchase our common stock.
Credit Facility
On April 11, 2018, we entered into a credit agreement with Credit Suisse AG and certain other lenders. Under the credit agreement, the lenders extended to us a term loan, or the Term Loan, of which $174.0 million is currently outstanding, and made a $50.0 million revolving credit facility, or the Revolver, available to us for revolving borrowings from time to time for working capital, capital expenditures and general corporate purposes. The Term Loan, together with the Revolver, are referred to as the Credit Facility. The available capacity under the Revolver is subject to compliance with the Total Leverage Ratio as further described below.
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
We are in compliance with our covenants under the credit agreement and are actively exploring refinancing and extension alternatives as the facility matures within approximately the next 12 months.
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

Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at March 31, 2020 was approximately $10.4 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. As part of our capital management, we use available capital to pay down our debt. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans. As previously mentioned, under the terms of the credit agreement, we are subject to various covenants including compliance with the Total Leverage Ratio. A quarterly dividend payment in excess of $0.03 per share and repurchases of our common stock (excluding purchases of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations) are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the cash dividend payment or stock repurchase is made.
During the three months ended March 31, 2020, we repurchased 385,399 shares of our common stock under the repurchase program for an aggregate cost of $1.5 million. At March 31, 2020, $81.9 million remained under this program for future purchases.
Contractual Obligations
The following table summarizes our future payments associated with contractual obligations as of March 31, 2020:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term Loan	$174,000	$—	$174,000	$—	$—
Deferred consideration – gold payments (1)	175,300	14,500	25,876	21,839	113,085
Operating leases	29,255	3,479	5,916	6,042	13,818

Total	$378,555	$17,979	$205,792	$27,881	$126,903

(1)	Paid from advisory fee income generated by any Company-sponsored financial product backed by physical gold with no recourse back to the Company for any unpaid amounts that exceed advisory fees earned (See Note 11 to our Consolidated Financial Statements).

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
Goodwill and Intangible Assets
Goodwill is the excess of the fair value of the purchase price over the fair values of the identifiable net assets at the acquisition date. We test goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation,
if one were to occur. Goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.
Goodwill is allocated to our U.S. Business and European Business components. Effective January 1, 2020, for impairment testing purposes, these components are aggregated as a single reporting unit as they fall under the same operating segment and have similar economic characteristics. Previously, these components were tested separately for impairment when we were operating as more than one operating segment.

Goodwill is assessed for impairment annually on November 30
th
. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the market approach and its market capitalization when determining the fair value of the reporting units, in the aggregate.
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes
(ASU
2019-12).
The main objective of the standard is to reduce complexity in the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The standard also simplifies the accounting for income taxes by enacting the following: (a) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount as a non-income-based
tax; (b) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered as a separate transaction; (c) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (d) requiring that an entity reflect the enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU
2019-12
is effective for years beginning after December 15, 2020, including the interim periods within those reporting periods. Early adoption is permitted. We have determined that this standard will not have a material impact on our financial statements.
Recently Adopted Accounting Pronouncements
On January 1, 2020, we adopted ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments
(ASU
2016-13).
The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing the standard, the FASB is responding to criticism that prior guidance delayed recognition of credit losses. The standard replaced the prior guidance’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance
sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance
sheet credit exposures, debt securities (including those
held-to-maturity)
and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale
debt securities. For
available-for-sale
debt securities with unrealized losses, entities measure credit losses in a manner similar to prior guidance, except that the credit losses are recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology is utilized when assessing our financial instruments for impairment. As a result, entities recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time. The ASU also simplified the accounting model for purchased credit-impaired debt securities and loans. ASU
2016-13
also expanded the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. The adoption of this standard, which is applicable to our trade receivables, notes receivable and held-to-maturity
securities did not have a material impact on our consolidated financial statements.
On January 1, 2020, we adopted ASU
2018-13,
Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
(ASU
2018-13),
which modified the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU
2018-13
also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This standard only impacted the disclosures pertaining to fair value measurements and were incorporated into the notes to our consolidated financial statements.

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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and other securities which totaled $33.9 million and $34.5 million as of December 31, 2019 and March 31, 2020, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.
In addition, interest rate risk on borrowings under our Credit Facility is not significant as borrowings accrue interest at variable rates (Note 12 to our Consolidated Financial Statements).
Exchange Rate Risk
We are subject to currency translation exposure on the results of our
non-U.S.
operations, primarily in the United Kingdom and Europe. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. The advisory fees earned on our International listed ETPs are predominantly in U.S. dollars (and also paid in gold ounces, as described below), however, expenses for corporate overhead are generally incurred in British pounds. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may seek to do so in the future.
Exchange rate risk associated with the euro is not considered to be significant.
Commodity Price Risk
Fluctuations in the prices of commodities that are linked to certain of our ETPs could have a material adverse effect on our AUM and revenues. In addition, a portion of the advisory fee revenues we receive on our ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation (Note 11 to our Consolidated Financial Statements). While we may readily sell the gold that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of gold and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this gold exposure.
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

None.
ITEM 1A.	RISK FACTORS

In addition to the risk factors and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.
As a result of the recent global market reactions to the
COVID-19
pandemic, our assets under management, or AUM, have declined and adversely impacted our revenues and we face various potential liquidity and operational challenges due to the pandemic.
As a result of the recent global market reactions to the
COVID-19
pandemic, our AUM declined significantly during the first quarter of 2020, which adversely impacted our revenues. Future negative market reactions to the
COVID-19
pandemic would likely adversely impact our future financial results.
In addition, our credit facility includes a financial covenant that requires we maintain compliance with a leverage test. At March 31, 2020, we were in compliance this covenant and we continue to be in compliance as of the date of this Report. However, further pressures on our operating results may require that we use available liquidity to reduce our outstanding borrowing under the credit facility to maintain compliance with this requirement. The inability to maintain compliance with our covenants under our credit facility could accelerate the timeframe our outstanding debt comes due.
Further, in response to mandated precautions where applicable and to ensure the safety of our employees, all our employees are working remotely at this time to seek to mitigate the risks associated with the
COVID-19
virus. While our teams have been successful in working remotely, operational challenges may arise in the future. Many of the key service providers we rely on also have transitioned to working remotely. If we or they were to experience material disruptions in the ability for our or their employees to work remotely, such as disruptions in internet-based communications systems and networks or the availability of essential goods and services such as food or power, our ability to operate our business normally could be materially adversely disrupted. Similarly, to date our own employees and, we believe, the employees of our key service providers, have not experienced a material degree of illness due to the
COVID-19
virus. If our or their workforces, or key components thereof, were to experience significant illness, our ability to operate our business normally could be materially adversely disrupted. Any such material adverse disruptions to our business operations could have a material adverse impact on our results of operations or financial condition.

Certain of our European listed products are subject to counterparty risks. Failure of the counterparties to fulfill their obligations could negatively impact our products and AUM, which could adversely affect our business.
Certain of our European listed products depend on the services of counterparties. The terms of contracts with counterparties are generally complex, frequently customized and often not subject to regulatory oversight, and are thus subject to a variety of risks, including the following:
•	Counterparty risk – certain products are backed by swap, derivative or similar arrangements and are subject to risks associated with the creditworthiness of their counterparties;

•
Default
– a counterparty may not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the relevant arrangement (whether or not bona fide), a default (whether or not bona fide), or because of a credit, liquidity, regulatory, tax or operational problem; and

•
Uncollateralized obligation
– certain of our products are not collateralized. Products issued by WisdomTree Oil Securities Limited, or OSL, are backed by futures swaps purchased from an affiliate of the Royal Dutch Shell Company, or Shell. In the event of default under these purchased swaps, OSL would have only unsecured claims against Shell with no recourse to collateral.

These products are dependent on receipt of payments from such counterparties in order to satisfy payment obligations to investors. Any shortfall in the amounts received from counterparties, a voluntary or involuntary default by a counterparty, failure of the counterparty to perform its contractual obligations due to market stress or otherwise, or deterioration of the credit rating of a counterparty could result in:
•	losses for investors and the potentially limited ability to recover losses;

•	a compulsory redemption or other termination of the relevant products which may be earlier and at a different price to that which investors may receive had their investment not been redeemed or otherwise terminated;

•	the associated products trading at a discount to the value of the underlying assets;

•	the imposition of temporary restrictions on creation and redemption activity in the primary market in accordance with applicable product documentation. Such actions may impact the operation and liquidity of these products in the secondary market on exchange and the products may trade at a discount or premium; and/or

•	increased operational risks or transaction costs, which may negatively affect the investment performance of the relevant products and have a material adverse effect on our business and operations.

We currently depend on HSBC and JP Morgan to provide us with critical physical custody services for precious metals that back our ETCs. The failure of HSBC and JP Morgan to adequately safeguard the physical assets could materially adversely affect our business and harm WisdomTree ETC shareholders.
Certain products are backed by physical metal and are subject to risks associated with the custody of physical assets, including the risk that access to the metal held in the secure facilities managed by HSBC and JP Morgan could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack or pandemic). In addition, there is a risk that the physical metal could be lost, stolen, damaged or restricted. The failure of HSBC and JP Morgan to successfully provide us with these services could result in financial loss to us and WisdomTree ETC shareholders and our recovery of any losses from a custodian,
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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2020 to January 31, 2020	378,408	$3.86	378,408
February 1, 2020 to February 29, 2020	6,991	$4.75	6,991
March 1, 2020 to March 31, 2020	—	$—	—

Total	385,399	$3.88	385,399	$81,894

(1)	On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. During the three months ended March 31, 2020, we repurchased 385,399 shares of our common stock under this program for an aggregate cost of approximately $1.5 million. As of March 31, 2020, $81.9 million remained under this program for future purchases. Under the terms of the credit agreement, share repurchases are permitted only to the extent the Total Leverage Ratio does not exceed 1.75 to 1.00 and no event of default (as defined in the credit agreement) has occurred and is continuing at the time the stock repurchase is made. However, our ability to purchase shares of our common stock withheld pursuant to the terms of equity awards granted to employees to satisfy tax withholding obligations is not restricted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

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

101 (1)
Financial Statements from the Quarterly Report on Form
10-Q
of the Company for the three months ended March 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2020 (Unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive (Loss)/Income for the three months ended March 31, 2020 and March 31, 2019 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and March 31, 2019 (Unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description

104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 8 th
day of May 2020.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Accounting Officer (Principal Accounting Officer)