Form 10-Q
period 2020-06-30
WisdomTree Investments, Inc.
filed 2020-08-10
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July
27
, 2020, there were 145,875,749 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.
Form
10-Q
For the Quarterly Period Ended June 30, 2020

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in this Report and in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 and Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
In particular, forward-looking statements in this Report may include statements about:

•	the ultimate duration of the COVID-19 pandemic and its short-term and long-term impact on our business and the global economy;

•	anticipated trends, conditions and investor sentiment in the global markets and exchange traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully operate and expand our business in non-U.S. markets; and

•	the effect of laws and regulations that apply to our business.
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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,255	$74,972
Securities owned, at fair value (including $12,929 and $16,886 invested in WisdomTree ETFs at June 30, 2020 and December 31, 2019, respectively)	13,110	17,319
Accounts receivable (including $22,026 and $25,667 due from related parties at June 30, 2020 and December 31, 2019, respectively)	24,372	26,838
Prepaid expenses	5,621	3,724
Other current assets	1,414	207

Total current assets	94,772	123,060
Fixed assets, net	7,835	8,127
Notes receivable, net (Note 8)	—	28,172
Indemnification receivable (Note 22)	24,364	32,101
Securities held-to-maturity	581	16,863
Deferred tax assets, net	5,540	7,398
Investments (Note 9)	11,192	11,192
Right of use assets – operating leases (Note 15)	17,230	18,161
Goodwill (Note 24)	85,856	85,856
Intangible assets (Note 24)	601,247	603,294
Other noncurrent assets	184	983

Total assets	$848,801	$935,207

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$23,240	$22,021
Compensation and benefits payable	7,629	26,501
Deferred consideration – gold payments (Note 11)	16,364	13,953
Securities sold, but not yet purchased, at fair value	—	582
Operating lease liabilities (Note 15)	3,293	3,682
Income taxes payable	2,277	3,372
Accounts payable and other liabilities	9,376	8,930

Total current liabilities	62,179	79,041
Convertible notes (Note 13)	141,479	—
Debt (Note 12)	—	175,956
Deferred consideration – gold payments (Note 11)	182,420	159,071
Operating lease liabilities (Note 15)	18,258	19,057
Other noncurrent liabilities (Note 22)	24,364	32,101

Total liabilities	428,700	465,226

Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $50,244 and $71,630 at June 30, 2020 and December 31, 2019, respectively) (Note 14)	132,569	132,569

Contingencies (Note 16 )
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 149,796 and 155,264 at June 30, 2020 and December 31, 2019, respectively	1,498	1,553
Additional paid-in capital	325,406	352,658
Accumulated other comprehensive income	260	945
Accumulated deficit	(39,632)	(17,744)

Total stockholders’ equity	287,532	337,412

Total liabilities and stockholders’ equity	$848,801	$935,207

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues:
Advisory fees	$57,208	$65,627	$120,158	$130,467
Other income	918	666	1,842	1,311

Total revenues	58,126	66,293	122,000	131,778

Operating Expenses:
Compensation and benefits	17,455	21,300	34,750	42,601
Fund management and administration	14,461	15,576	28,946	30,742
Marketing and advertising	1,949	2,910	4,417	5,590
Sales and business development	2,181	4,171	5,598	8,593
Contractual gold payments (Note 11)	4,063	3,110	7,823	6,208
Professional and consulting fees	1,357	1,296	2,630	2,778
Occupancy, communications and equipment	1,643	1,548	3,194	3,166
Depreciation and amortization	251	264	507	533
Third-party distribution fees	1,340	1,919	2,695	4,319
Acquisition and disposition-related costs	33	33	416	346
Other	1,596	2,255	3,593	4,308

Total operating expenses	46,329	54,382	94,569	109,184

Operating income	11,797	11,911	27,431	22,594
Other Income/(Expenses):
Interest expense	(2,044)	(2,910)	(4,463)	(5,802)
(Loss)/gain on revaluation of deferred consideration – gold payments (Note 11)	(23,358)	(4,037)	(25,566)	367
Interest income	119	818	282	1,597
Impairments (Note 7 and 25)	—	—	(19,672)	(572)
Loss on extinguishment of debt (Note 12)	(2,387)	—	(2,387)	—
Other gains and losses, net	1,819	284	(688)	(4,343)

(Loss)/income before income taxes	(14,054)	6,066	(25,063)	13,841

Income tax (benefit)/expense	(804)	3,587	(3,175)	2,538

Net (loss)/income	$(13,250)	$2,479	$(21,888)	$11,303

(Loss)/earnings per share – basic	$(0.09)	$0.01	$(0.15)	$0.07

(Loss)/earnings per share – diluted	$(0.09)	$0.01	$(0.15)	$0.07

Weighted-average common shares – basic	151,623	151,818	152,071	151,722

Weighted-average common shares – diluted	151,623	167,249	152,071	166,855

Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)/Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss)/income	$(13,250)	$2,479	$(21,888)	$11,303
Other comprehensive income/(loss)
Reclassification of foreign currency translation adjustment to other gains and losses, net, upon the sale of WisdomTree Asset Management Canada, Inc. (“WTAMC” or “Canadian ETF business”) (Note 25)	—	—	(167)	—
Foreign currency translation adjustment	168	(33)	(518)	258

Other comprehensive income/(loss)	168	(33)	(685)	258

Comprehensive (loss)/income	$(13,082)	$2,446	$(22,573)	$11,561

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance – April 1, 2020	156,424	$1,564	$349,495	$92	$(26,382)	$324,769
Restricted stock issued and vesting of restricted stock units, net	110	1	(1)	—	—	—
Shares repurchased	(6,738)	(67)	(24,882)	—	—	(24,949)
Stock-based compensation	—	—	2,920	—	—	2,920
Allocation of equity component related to convertible notes, net of issuance costs of $128 and deferred taxes of $1,017	—	—	3,008	—	—	3,008
Other comprehensive income	—	—	—	168	—	168
Dividends	—	—	(5,134)	—	—	(5,134)
Net loss	—	—	—	—	(13,250)	(13,250)

Balance – June 30, 2020	149,796	$1,498	$325,406	$260	$(39,632)	$287,532

	For the Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance – April 1, 2019	155,056	$1,551	$364,717	$758	$(3,592)	$363,434
Restricted stock issued and vesting of restricted stock units, net	66	—	—	—	—	—
Shares repurchased	(14)	—	(102)	—	—	(102)
Stock-based compensation	—	—	3,135	—	—	3,135
Other comprehensive loss	—	—	—	(33)	—	(33)
Dividends	—	—	—	—	(5,094)	(5,094)
Net income	—	—	—	—	2,479	2,479

Balance – June 30, 2019	155,108	$1,551	$367,750	$725	$(6,207)	$363,819

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(In Thousands)
(Unaudited)

	For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance – January 1, 2020	155,264	$1,553	$352,658	$945	$(17,744)	$337,412
Restricted stock issued and vesting of restricted stock units, net	1,549	15	(15)	—	—	—
Shares repurchased	(7,124)	(70)	(26,374)	—	—	(26,444)
Exercise of stock options, net	107	—	240	—	—	240
Stock-based compensation	—	—	6,159	—	—	6,159
Allocation of equity component related to convertible notes, net of issuance costs of $128 and deferred taxes of $1,017	—	—	3,008	—	—	3,008
Other comprehensive loss	—	—	—	(685)	—	(685)
Dividends	—	—	(10,270)	—	—	(10,270)
Net loss	—	—	—	—	(21,888)	(21,888)

Balance – June 30, 2020	149,796	$1,498	$325,406	$260	$(39,632)	$287,532

	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance – January 1, 2019	153,202	$1,532	$363,655	$467	$(7,319)	$358,335
Restricted stock issued and vesting of restricted stock units, net	2,211	21	(21)	—	—	—
Shares repurchased	(325)	(2)	(2,105)	—	—	(2,107)
Exercise of stock options, net	20	—	14	—	—	14
Stock-based compensation	—	—	6,207	—	—	6,207
Other comprehensive income	—	—	—	258	—	258
Dividends	—	—	—	—	(10,191)	(10,191)
Net income	—	—	—	—	11,303	11,303

Balance – June 30, 2019	155,108	$1,551	$367,750	$725	$(6,207)	$363,819

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss)/income	$(21,888)	$11,303
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Advisory fees received in gold and other precious metals	(29,135)	(22,872)
Loss/(gain) on revaluation of deferred consideration – gold payments	25,566	(367)
Impairments	19,672	572
Contractual gold payments	7,823	6,208
Stock-based compensation	6,159	6,207
Gain on sale – Canadian ETF business	(2,877)	—
Loss on extinguishment of debt	2,387	—
Amortization of right of use asset	1,588	1,590
Amortization of issuance costs – former credit facility	1,328	1,430
Deferred income taxes	832	2,443
Depreciation and amortization	507	533
Amortization of issuance costs – convertible notes	115	—
Paid-in-kind interest income	—	(1,223)
Other	(83)	5
Changes in operating assets and liabilities:
Securities owned, at fair value	4,209	(222)
Accounts receivable	4,461	1,833
Income taxes payable	(1,046)	(44)
Prepaid expenses	(2,016)	(1,746)
Gold and other precious metals	20,882	16,318
Other assets	(702)	(552)
Fund management and administration payable	1,677	1,231
Compensation and benefits payable	(18,431)	(3,938)
Securities sold, but not yet purchased, at fair value	(582)	(1,155)
Operating lease liabilities	(1,845)	(1,760)
Accounts payable and other liabilities	781	(435)

Net cash provided by operating activities	19,382	15,359

Cash flows from investing activities:
Purchase of fixed assets	(224)	(15)
Funding of notes receivable	—	(1,540)
Proceeds from held-to-maturity securities maturing or called prior to maturity	16,365	39
Proceeds from the sale of the Company’s financial interests in AdvisorEngine Inc.	8,155	—
Proceeds from sale of Canadian ETF business, net	2,774	—

Net cash provided by/(used in) investing activities	27,070	(1,516)

Cash flows from financing activities:
Repayment of debt	(179,000)	—
Shares repurchased	(26,444)	(2,107)
Dividends paid	(10,270)	(10,191)
Convertible notes issuance costs	(4,611)	—
Proceeds from the issuance of convertible notes (Note 13)	150,000	—
Proceeds from exercise of stock options	240	14

Net cash used in financing activities	(70,085)	(12,284)

(Decrease)/increase in cash flow due to changes in foreign exchange rate	(1,084)	268

(Decrease)/increase in cash and cash equivalents	(24,717)	1,827
Cash and cash equivalents – beginning of period	74,972	77,784

Cash and cash equivalents – end of period	$50,255	$79,611

Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,200	$4,403

Cash paid for interest	$3,390	$4,559

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

•
WisdomTree Management Limited
(“WML”)
is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTI”) in respect of the WisdomTree UCITS ETFs issued by WTI. WTI, a non-consolidated
third party, is a public limited company domiciled in Ireland.

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

Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of WTAMC to CI Financial Corp. (Note 25).
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
Foreign Currency Translation
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The impact of the foreign currency translation adjustment is included in the Consolidated Statements of Comprehensive (Loss)/Income as a component of other comprehensive income/(loss).
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
Third-Party Distribution Fees
The Company pays a percentage of its advisory fee revenues based on incremental growth in assets under management (“AUM”), subject to caps or minimums, to marketing agents to sell WisdomTree ETFs and for including WisdomTree ETFs on third-party customer platforms.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be classified as cash equivalents. The Company maintains deposits with financial institutions in an amount that is in excess of federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer and other obligations due under normal trade terms. The Company measures credit losses by applying historical loss rates, adjusted for current conditions and reasonable and supportable forecasts to amounts outstanding using the aging method.
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

Goodwill
Goodwill is the excess of the purchase price over the fair values of the identifiable net assets at the acquisition date. The Company tests goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation,
if one were to occur. Goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.
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
Convertible Notes and Debt
Convertible notes and debt are carried at amortized cost, net of debt discounts and debt issuance costs. The convertible notes are required
to be separated into their liability and equity components by allocating the issuance proceeds to each of these components. The liability component for convertible instruments that qualify for a derivative scope exception (applicable to the convertible notes) is allocated proceeds equal to the estimated fair value of similar debt instruments without the conversion option. The difference between the gross proceeds received from the issuance of the convertible notes and the proceeds allocated to the liability component represents the residual amount that is recorded in additional paid-in
capital. Interest expense is recognized using the effective interest method and includes amortization of debt discounts and debt issuance costs over the life of the debt.

Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The Series A non-voting
convertible preferred stock (Note 21) and unvested share-based payment awards that contain non-forfeitable
rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class
method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).
Diluted EPS is calculated under the treasury stock method and the two-class
method. The calculation that results in the lowest diluted EPS amount for the common stock is reported in the Company’s consolidated financial statements. The treasury stock method includes the dilutive effect of potential common shares including unvested stock-based awards, the Series A non-voting
convertible preferred stock and the convertible notes, if any. Potential common shares associated with the Series A non-voting
convertible preferred stock and the convertible notes are computed under the if-converted
method. Potential common shares associated with the conversion option embedded in the convertible notes are dilutive when the Company’s average stock price exceeds the conversion price.
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
Going Concern
The Company performs a quarterly assessment of its ability to continue as a going concern within one year of the date the financial statements are issued. The Company had previously disclosed in its Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020 that it was actively exploring refinancing and extension alternatives in respect of its outstanding debt of $174,000 which was scheduled to mature on April 11, 2021. This outstanding debt was repaid on June 16, 2020 in connection with the Company’s issuance of $150,000 in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (Note 13).
Recently Issued and Pending Accounting Pronounc
e
ments
In June 2020, the FASB approved amendments to ASC
470-20,
Debt – Debt with Conversion and Other Options, Cash Conversion
, and expects to issue an ASU during the third quarter of 2020. Under the upcoming ASU, the accounting for convertible instruments will be simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments will be reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception will be removed and, as a result, more equity contracts will qualify for the scope exception. The upcoming ASU will also simplify the diluted earnings-per-share
calculation in certain areas. The upcoming ASU will be effective for years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption will be permitted for fiscal periods beginning after December 15, 2020 (including interim periods within the same fiscal year). The upcoming ASU will result in a reduction of interest expense recognized on the Company’s recently issued convertible notes (Note 13) of approximately $350 per quarter. The Company expects to early adopt the upcoming ASU.
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
Recently Adopted Accounting Pronouncements
On January 1, 2020, the Company adopted ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments
(ASU
2016-13).
The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that prior guidance delayed recognition of credit losses. The standard replaced the prior guidance’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance
sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance
sheet credit exposures, debt securities (including those
held-to-maturity)
and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities measure credit losses in a manner similar to prior guidance, except that the credit losses are recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology is utilized when assessing the Company’s financial instruments for impairment. As a result, entities recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time. The ASU also simplified the accounting model for purchased credit-impaired debt securities and loans. ASU
2016-13
also expanded the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. The adoption of this standard, which is applicable to the Company’s trade receivables, notes receivable and held-to-maturity
securities did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2020, the Company adopted ASU
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
3. Cash and Cash Equivalents
Of the total cash and cash equivalents of $50,255 and $74,972 at June 30, 2020 and December 31, 2019, respectively, $44,269 and $72,120 were held at two financial institutions. At June 30, 2020 and December 31, 2019, cash equivalents were approximately $67 and $317, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was $10,561 and $12,312 at June 30, 2020 and December 31, 2019, respectively. These requirements are generally satisfied by cash on hand.
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and six months ended June 30, 2020 and 2019, there were no transfers between Levels 2 and 3.

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$67	$67	$—	$—
Securities owned, at fair value	13,110	13,110	—	—

Total	$13,177	$13,177	—	$—

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$198,784	$—	$—	$198,784

Non-recurring fair value measurements
Convertible notes (1)	$145,847	$—	$145,847	$—

(1)	Excludes unamortized issuance costs of $4,368. Fair value determined on June 16, 2020 (Note 13)

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash	$317	$317	$—	$—
Securities owned, at fair value	17,319	17,319	—	—

Total	$17,636	$17,636	$—	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. – Financia l i nterests (1)	$28,172	—	—	$28,172

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$173,024	$—	$—	$173,024
Securities sold, but not yet purchased	582	582	—	—

Total	$173,606	$582	$—	$173,024

(1)	Fair value determined on December 31, 2019 (Note 7).

Recurring Fair Value Measurements—Methodology
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
Deferred Consideration (Note 11)
– Deferred consideration represents the present value of an obligation to pay gold into perpetuity.
The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deferred consideration (Note 11)
Beginning balance	$175,300	$157,147	$173,024	$161,540
Net realized losses/(gains) (1)	4,063	3,110	7,823	6,208
Net unrealized losses/(gains) (2)	23,358	4,037	25,556	(367)
Settlements	(3,937)	(3,021)	(7,619)	(6,108)

Ending balance	$198,784	$161,273	$198,784	$161,273

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.
(2)	Recorded as (loss)/gain on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Op e rations.
5. Securities Owned/Sold, but Not Yet Purchased
These securities consist of the following:

	June 30, 2020	December 31, 2019
Securities Owned
Trading securities	$13,110	$17,319

Securities Sold, but not yet Purchased
Trading securities	$—	$582

The Company had no AFS debt securities at June 30, 2020 and December 31, 2019.
6. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	June 30, 2020	December 31, 2019
Debt instruments: Pass-through GSEs (amortized cost)	$581	$16,863

During the six months ended June 30, 2020 and 2019, the Company received proceeds of $
16,365
and $39, respectively, from
held-to-maturity
securities maturing or being called prior to maturity.
The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	June 30, 2020	December 31, 2019
Cost/amortized cost	$581	$16,863
Gross unrealized gains	38	38
Gross unrealized losses	(16)	(297)

Fair value	$603	$16,604

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee. In addition, no securities were determined to be other-than-temporarily impaired at December 31, 2019.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	June 30, 2020	December 31, 2019
Due within one year	$—	$—
Due one year through five years	—	2,000
Due five years through ten years	—	7,494
Due over ten years	581	7,369

Total	$581	$16,863

7. AdvisorEngine Inc. – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine Inc. (“AdvisorEngine”). The fair value of upfront consideration payable to the Company was
$9,367 (of which $8,155 has been paid). The remaining receivable of $1,212 at June 30, 2020 was included in other current assets on the Consolidated Statements of Financial Condition.
Consideration also includes contingent payments totaling up to
 $
10,633
which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. The fair value of the contingent payments was determined to be insignificant at closing and was
measured using a Monte-Carlo simulation whereby forecasted revenue assumed during the first, second, third and fourth years w as
simulated forward in a risk-neutral framework to determine whether the revenues would exceed the pre-defined
revenue targets.
The table below presents the range and weighted averages of significant unobservable inputs utilized in the Monte-Carlo simulation (classified as Level 3 in the fair value hierarchy):

Unobservable Inputs (Initial Recognition)
Forecasted revenue simulated forward as a percentage of the pre-defined revenue targets	34% - 71% (47% weighted average)
Revenue volatility	25%
The weighted-average forecasted revenue simulated forward as a percentage of the pre-defined
revenue targets represents the arithmetic average of the percentages for each of the four years. An increase in the forecasted revenue percentages and revenue volatility input would result in a higher fair value.
The contingent payments are subsequently remeasured when the contingency is resolved and the gain is realized.

Summarized below are the financial interests previously held:

	June 30, 2020		December 31, 2019
	Amortized Cost, plus Accrued Interest	Net Carrying Value	Amortized Cost, plus Accrued Interest	Net Carrying Value
Unsecured convertible note	$—	$—	$2,126	$2,126
Unsecured non-convertible note	—	—	31,184	26,046

Subtotal - Notes receivable	—	—	33,310	28,172
Preferred stock	—	—	25,000	—

Total	$—	$—	$58,310	$28,172	(1)

(1)	Net of an impairment of $30,138 at December 31, 2019. During the six months ended June 30, 2020, the Company recorded an impairment of $19,672 on the carrying value of the notes receivable. During the three months ended June 30, 2020, the Company recognized a gain of $868 arising from an adjustment to the estimated fair value of consideration received from the sale of its

financial interests in AdvisorEngine. This gain was included in other gains and losses, net on the Consolidated Statements of Operations.

8. Notes Receivable
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine. See Note 7 for additional information.
Accrued Interest
Effective January 1, 2020, notes receivable were placed on
non-accrual
status. During the three months ended June 30, 2020 and 2019, the Company recognized interest income of $0 and $628, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized interest income of $0 and $1,223, respectively.
9. Investments
The following table sets forth the Company’s investments:

	June 30, 2020	December 31, 2019
Securrency, Inc. – Preferred stock	$8,112	$8,112
Thesys Group, Inc. (“Thesys”) – Preferred stock	3,080	3,080

Total	$11,192	$11,192

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
2016-01,
as it is not considered to be
in-substance
common stock and is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three and six months ended June 30, 2020 based upon a qualitative assessment. In addition, there were no observable price changes during the reporting period.
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
2016-01
as it is not considered to be
in-substance
common stock and is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three and six months ended June 30, 2020 and 2019, respectively, based upon qualitative assessments. In addition, there were no observable price changes during the applicable reporting periods.
The carrying value of the Series Y Preferred was $3,080 at June 30, 2020 and December 31, 2019. The fair value of the warrant was determined to be insignificant. The warrant is not accounted for as a derivative as it cannot be net settled and is not readily convertible to cash.

10. Fixed Assets, net
The following table summarizes fixed assets:

	June 30, 2020	December 31, 2019
Equipment	$2,452	$2,330
Furniture and fixtures	2,225	2,218
Leasehold improvements	10,947	10,989
Less: accumulated depreciation and amortization	(7,789)	(7,410)

Total	$7,835	$8,127

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
The Company determined the present value of the deferred consideration of $198,784 and $173,024 at June 30, 2020 and December 31, 2019 using the following assumptions:

	June 30, 2020	December 31, 2019
Forward-looking gold price (low) – per ounce	$1,805	$1,535
Forward-looking gold price (high) – per ounce	$2,595	$2,328
Forward-looking gold price (weighted average) – per ounce	$2,015	$1,757
Discount rate	10.0%	10.0%
Perpetual growth rate	1.0%	1.5%
The forward-looking gold prices at June 30, 2020 were extrapolated from the last observable price (beyond 2026) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. This obligation is classified as Level 3 as the discount rate, perpetual growth rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $16,364 and $13,953 and long-term amounts payable were $182,420 and $159,071, respectively
,
at June 30, 2020 and December 31, 2019, respectively.
During the three and six months ended June 30, 2020

and 2019, the Company recognized the following in respect of deferred consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual g old p ayments	$4,063	$3,110	$7,823	$6,208
Contractual g old p ayments – gold ounces paid	2,375	2,375	4,750	4,750
(Loss)/gain on revaluation of deferred consideration – gold payments (1)	$(23,358)	$(4,037)	$(25,566)	$367

(1)
Gains/(losses) arise due to (decreases)/increases in the forward-looking price of gold and the magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.

12. Credit Facility
The following table provides a summary of the Company’s outstanding borrowings under its credit facility:

	June 30, 2020			December 31, 2019
	Term Loan		Revolver	Term Loan	Revolver
Amount borrowed	$179,000		$—	$200,000	$—
Amounts repaid	(179,000	) (1)	—	(21,000)	—

Amounts outstanding	—		—	179,000	—
Unamortized issuance costs	—		—	(3,044)	671

Carrying amount	$—		$—	$175,956	$671

Effective interest rate	4.15%		n/a	5.32%	n/a

(1)	Includes $5,000 and $174,000 repaid on March 31, 2020 and June 16, 2020, respectively.
On June 16, 2020, the Company terminated its credit facility by repaying

$174,000 that
was outstanding under its term loan and terminating the revolver. A loss on extinguishment of debt

of $2,387 was

recognized

which represented the write-off of the remaining unamortized issuance costs.
Interest expense recognized on the credit facility during the three months ended June 30, 2020 and 2019 was $1,667 and $2,910, respectively, and during the six months ended June 30, 2020 and 2019 was $4,086 and $5,802, respectively.
13. Convertible Notes
On June 16, 2020, the Company issued $150,000 in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “Convertible Notes”) pursuant to an Indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company used approximately $23,850 of the net proceeds from the issuance to repurchase 6,445,949 shares of the Company’s common stock at a price of $3.70 per share.
Key terms of the Convertible Notes are as follows:
•	Maturity date : June 15, 2023, unless earlier converted, repurchased or redeemed.
•	Interest rate of 4.25%: Payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020.
•
Conversion price of $5.92
: Convertible at an initial conversion rate of 168.9189 shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $5.92 per share, which represents a conversion premium of approximately 60% to the last reported sales price of $3.70 per share of the Company’s common stock on June 9, 2020, the day immediately preceding the pricing date
)
.
•
Conversion
:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2023 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms in the Indenture but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after March 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
•
Cash settlement of principal amount
: Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At its election, the Company will also settle its conversion obligation in excess of the aggregate principal amount to the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.

•
Redemption price of $7.70
: The Company may redeem for cash all or any portion of the notes, at its option, on or after June 20, 2021 and on or prior to the 55 th
scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days,
including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
•
Limited investor put rights
: Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
•
Conversion rate increase in certain customary circumstances
: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the Indenture) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 270.2702 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes (the equivalent of 40,540,530 shares of the Company’s common stock), subject to adjustment.
•
Seniority and Security
: The Convertible Notes are the Company’s senior unsecured obligations, but are subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Series A
Non-Voting
Convertible Preferred Stock (Note 14).
The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes outstanding may declare the entire principal amount of all the Convertible Notes to be repurchased, plus any accrued special interest, if any, to be immediately due and payable.
The following table provides a summary of the carrying value of the Convertible Notes at June 30, 2020:

Amount borrowed	$150,000
Less: Unamortized debt discount and issuance costs	(8,521)

Carrying amount	$141,479

Effective interest rate (1)	6.23%

(1)	Includes amortization of discount arising from the bifurcation of the conversion option and issuance costs allocated to the Convertible Notes.
Convertible instruments are required to be separated into their liability and equity components by allocating the issuance proceeds to each

of

those
components. The liability component for convertible instruments that qualify for a derivative scope exception (applicable to the Convertible Notes) is allocated proceeds equal to the estimated fair value of similar debt without the conversion option. The difference between the gross proceeds received from the issuance of the Convertible Notes and the proceeds allocated to the liability component represents the residual amount that is recorded in additional paid-in
capital. The debt discount arising from the recognition of this residual amount is amortized as interest expense over the life of the Convertible Notes.
The Company estimated the fair value of the liability component to be $145,847
,
which represents the present value of the future contractual payments, discounted using the Company’s estimated nonconvertible debt borrowing rate of 5.33% (classified as level 2 in the fair value hierarchy) on the pricing date. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $4,153 was allocated to the conversion option (along with a proportional share of issuance costs totaling $128) and was recorded in additional paid-in
capital, net of deferred taxes.
Interest expense recognized during the three months ended June 30, 2020 was $377 and is inclusive of the amortization of the discount arising from the bifurcation of the conversion option and issuance costs allocated to the Convertible Notes. Interest payable of $377 at June 30, 2020 is included in accounts payable and other liabilities on the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $142,202 at June 30, 2020. The if-converted
value of the Convertible Notes did not exceed the principal amount at June 30, 2020.
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
The following is a summary of the Preferred Share balance:

	June 30, 2020	December 31, 2019
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

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

The redemption value of the Preferred Shares was $50,244 and $71,630 at June 30, 2020 and December 31, 2019, respectively.
The carrying amount of the Preferred Shares was not adjusted as it was not probable that the Preferred Shares would become redeemable.
15. Leases
The Company has entered into operating leases for its corporate headquarters and other office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$790	$795	$1,588	$1,590
Short-term lease cost	300	383	642	772

Total lease cost	$1,090	$1,178	$2,230	$2,362

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$919	$875	$1,845	$1,760

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	9.0	9.8	9.0	9.8

Weighted-average discount rate – operating leases	6.3%	6.3%	6.3%	6.3%

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
right-of-use
asset and lease liability.
The following table discloses future minimum lease payments at June 30, 2020 with respect to the Company’s operating lease liabilities:

Remainder of 2020	$1,818
2021	2,958
2022	2,958
2023	2,958
2024	3,037
2025 and thereafter	14,604

Total future minimum lease payments (undiscounted)	$28,333

The following table reconciles the future minimum lease payments (disclosed above) at June 30, 2020 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheet:

Amounts recognized in the Company’s Consolidated Balance Sheet
Lease liability – short term	$3,293
Lease liability – long term	18,258

Subtotal	21,551
Difference between undiscounted and discounted cash flows	6,782

Total future minimum lease payments (undiscounted)	$28,333

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

The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	June 30, 2020	December 31, 2019
Carrying Amount – Assets (Securrency)
Preferred stock (Note 9)	$8,112	$8,112

Carrying Amount – Assets (AdvisorEngine)
Unsecured convertible notes receivable	$—	$2,126
Unsecured non-convertible note receivable	—	26,046
Preferred stock	—	—
Total carrying amount (Note 7)	$—	$28,172

Total carrying amount – Assets	$—	$36,284

Maximum exposure to loss	$8,112	$36,284

18. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
Advisory fees	$57,208	$65,627	$120,158	$130,467
Other	918	666	1,842	1,311

Total operating revenues	$58,126	$66,293	$122,000	$131,778

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
Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
United States	$31,629	$43,146	$71,499	$85,769
Jersey	25,641	21,368	48,166	42,529
Ireland	856	1,172	1,970	2,327
Canada (Note 25)	—	607	365	1,153

Total operating revenues	$58,126	$66,293	$122,000	$131,778

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
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
Receivable from WTT	$10,974	$14,765
Receivable from ManJer Issuers	10,159	9,036
Receivable from WMAI and WTI	850	1,559
Receivable from WTAMC (Note 25)	—	227
Receivable from WTCS	43	80

Total	$22,026	$25,667

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Advisory services provided to WTT	$31,389	$42,817	$70,990	$85,040
Advisory services provided to ManJer Issuers	23,670	19,367	43,928	38,640
Advisory services provided to WMAI and WTI	2,014	2,583	4,542	5,087
Advisory services provided to WTAMC	—	607	365	1,153
Advisory services provided to WTCS	135	253	333	547

Total	$57,208	$65,627	$120,158	$130,467

The Company also has investments in certain WisdomTree ETFs carried at fair value of approximately $
12,929
and $
16,886
at June
30
,
2020
and December
31
,
2019
, respectively. Gains and losses related to these ETFs during the three months ended June
30
,
2020
and
2019
were $
298
and ($
205
), respectively, and during the six months ended June
30
,
2020
and
2019
were $
8
and $
148
, respectively.

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
th
percentile.

Stock-based compensation during the three months ended June 30, 2020 and 2019 was $2,920 and $3,135, respectively, and during the six months ended June 30, 2020 and 2019 was $6,159 and $6,207, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2020
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors	$15,337	1.72
A summary of stock-based compensation award activity during the three months ended June 30, 2020 is as follows:

	Stock Options	RSAs	RSUs	PRSUs
Balance at April 1, 2020	315,000	3,720,978	43,056	349,623
Granted	—	136,235	—	—
Exercised/vested	—	(133,404)	—	—
Forfeitures	—	(26,930)	—	—

Balance at June 30, 2020	315,000	3,696,879	43,056	349,623

21. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic (Loss)/Earnings per Share
Net (loss)/income	$(13,250)	$2,479	$(21,888)	$11,303
Less: Income distributed to participating securities	(552)	(539)	(1,107)	(1,083)
Less: Undistributed income allocable to participating securities	—	—	—	(117)

Net (loss)/income available to common stockholders – Basic EPS	$(13,802)	$1,940	$(22,995)	$10,103

Weighted average common shares (in thousands)	151,623	151,818	152,071	151,722

Basic (loss)/earnings per share	$(0.09)	$0.01	$(0.15)	$0.07

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Diluted Earnings per Share
Net (loss)/income available to common stockholders	$(13,802)	$1,940	$(22,995)	$10,103
Add back: Undistributed income allocable to participating securities	—	—	—	117
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	—	—	(117)

Net (loss)/income available to common stockholders – Diluted EPS	$(13,802)	$1,940	$(22,995)	$10,103

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	151,623	151,818	152,071	151,722
Dilutive effect of common stock equivalents, excluding participating securities	—	194	—	192

Weighted average diluted shares, excluding participating securities (in thousands)	151,623	152,012	152,071	151,914

Diluted (loss)/earnings per share	$(0.09)	$0.01	$(0.15)	$0.07

Diluted (loss)/earnings per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the three and six months ended June 30, 2020, there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive common stock equivalents were 358,056 and 449,043 during the three and six months ended June 30, 2020, respectively. The Company excluded 59,584 and 56,208 common stock equivalents from its computation of diluted earnings per share for the three and six months ended June 30, 2019, respectively, as they were determined to be antidilutive.
Potential common shares associated with the conversion option embedded in the
C
onvertible
N
otes were excluded from the computation for the three and six months ended June 30, 2020 as the Company’s average stock price during those respective periods was lower than the conversion price of $5.92 per share.
The following table reconciles weighted average diluted shares as reported on the Company’s consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 to the weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
Reconciliation of Weighted Average Diluted Shares (in thousands)
Weighted average diluted shares as disclosed on the consolidated statements of operations	151,623	(1)	167,249	152,071	(1)	166,855
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 14)	—		(14,750)	—		(14,750)
Potentially dilutive restricted stock awards	—		(487)	—		(191)

Weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above	151,623		152,012	152,071		151,914

(1)	Excludes 15,010,897 and 14,991,139
participating securities for the three and six months ended June 30, 2020 as the Company reported a net loss for those periods. Also excludes 0 and 7,992 potentially dilutive common stock equivalents for the three and six months ended June 30, 2020 as the Company reported a net loss for the period.

22. Income Taxes
Effective Income Tax Rate – Three and Six Months Ended June 30, 2020
The Company’s effective income tax rate during the three months ended June 30, 2020 of 5.7% resulted in an income tax benefit of $804. The effective income tax rate differs from the federal statutory tax rate of 21%
primarily
due to a
non-deductible
loss on revaluation of deferred consideration. This
loss
was partly offset by a tax benefit of $2,842 recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from our debt previously held in the United Kingdom and a lower tax rate on foreign earnings.
The Company’s effective income tax rate for
the six months ended June 30,
2020 of 12.7% resulted in an income tax benefit of $3,175. The effective income tax rate differs from the federal statutory rate of 21% primarily due to a valuation allowance on capital losses, a non-deductible
loss on revaluation of deferred consideration and tax shortfalls associated with the vesting and exercise of stock-based compensation awards. These items were partly offset by a $5,981 reduction in unrecognized tax benefits, a $2,877 non-taxable
gain recognized upon sale of
the
Canadian ETF business in the first quarter, a tax benefit of $2,842 recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from our debt previously held in the United Kingdom and a lower tax rate on foreign earnings.
Effective Income Tax Rate – Three and Six Months Ended June 30, 2019
The Company’s effective income tax rate during the three months ended June 30, 2019 of 59.1% resulted in income tax expense of $3,587. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, non-deductible
executive compensation, a
non-deductible
loss on revaluation of deferred consideration and state and local income taxes, partly offset by a lower tax rate on foreign earnings.
The Company’s effective income tax rate during the six months ended June 30, 2019 of 18.3% resulted in income tax expense of $2,538. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $4,309 reduction in unrecognized tax benefits, a lower tax rate on foreign earnings and a non-taxable
gain on revaluation of deferred consideration, partly offset by a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting and exercise of stock-based compensation awards, non-deductible
executive compensation and state and local income taxes.
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Deferred tax assets:
Capital losses	$16,789	$8,226
Operating lease liabilities	5,196	5,529
Interest carryforwards	3,116	2,615
NOLs – International	1,880	6,721
Goodwill and intangible assets	1,574	1,671
Stock-based compensation	1,247	1,754
Accrued expenses	1,044	4,054
NOLs – U.S.	514	642
Outside basis differences	123	123
Other	113	218

Deferred tax assets	31,596	31,553

Deferred tax liabilities:
Right of use assets – operating leases	4,114	4,400
Fixed assets and prepaid assets	1,370	1,326
Allocated equity component of convertible note	1,004	—
Unrealized gains	776	744

Deferred tax liabilities	7,264	6,470

Total deferred tax assets less deferred tax liabilities	24,332	25,083
Less: valuation allowance	(18,792)	(17,685)

Deferred tax assets, net	$5,540	$7,398

Net Operating and Capital Losses – U.S
.
The Company’s tax effected net operating losses (“NOLs”) at June 30, 2020 were $514 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at June 30, 2020 and December 31, 2019 were $16,789 and $8,226, respectively. The change in capital losses is due to the impairment recognized on the Company’s financial interests in AdvisorEngine (Note 7) and a capital loss recognized upon sale of the Canadian ETF business.
Net Operating Losses and Interest Carryforwards – International
Certain of the Company’s European subsidiaries generated NOLs and interest carryforwards outside the U.S. These tax effected NOLs and interest carryforwards were $4,996 and $9,336 at June 30, 2020 and December 31, 2019, respectively. All of these amounts are carried forward indefinitely. The reduction in NOLs was due to the sale of the Company’s Canadian ETF business, which occurred on February 19, 2020 (Note 25).
Valuation Allowance
During the three and six months ended June 30, 2020, the Company reduced the valuation allowance on its deferred tax assets by $2,842 associated with interest carryforwards in the United Kingdom. The Company has determined that it is more likely than not that these interest carryforwards will be utilized as the Company extinguished its term loan on June 16, 2020 and is therefore no longer accumulating non-deductible
interest carryforwards in the United Kingdom. The Company also generates profits in that jurisdiction and unused amounts are carried forward indefinitely.
The Company’s remaining valuation allowance has been established on its net capital losses, international net operating losses and outside basis differences as it is more-likely-than-not
that these deferred tax assets will not be realized.
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
In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits during the three and six months ended June 30, 2020:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2020	$32,101	$25,998	$6,103
Decrease - Lapse of statute of limitations (1)	(5,981)	(4,620)	(1,361)
Increases	76	—	76
Foreign currency translation (2)	(1,767)	(1,432)	(335)

Balance at March 31, 2020	$24,429	$19,946	$4,483
Increases	76	—	76
Foreign currency translation (2)	(141)	(115)	(26)

Balance at June 30, 2020	$24,364	$19,831	$4,533

(1)	Recorded as an income tax benefit of $5,981 during the six months ended June 30, 2020, along with an equal and offsetting amount recorded in other gains and losses, net, to recognize a reduction in the indemnification asset. During the six months ended June 30, 2019, an income tax benefit of $4,309 was recorded along with an equal and offsetting amount in other gains and losses, net.
(2)	The gross unrecognized tax benefits were accrued in British pounds sterling.

The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount.
The gross unrecognized tax benefits and interest and penalties totaling $24,364 and $32,101 at June 30, 2020 and December 31, 2019, respectively, are included in other non-current
liabilities on the Consolidated Balance Sheets. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $4,527 (including interest and penalties of $1,338) in the next 12 months upon lapsing of the statute of limitations.
At June 30, 2020, there were $24,364 of unrecognized tax benefits (including interest and penalties) that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
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
The Company is not currently under audit in any other income tax jurisdictions. As of June 30, 2020, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2015.
Undistributed Earnings of Foreign Subsidiaries
Due to the imposition of the Global Intangible
Low-Taxed
Income (“GILTI”) provisions, all unremitted earnings are no longer subject to U.S. federal income tax; however, there could be U.S. state and/or foreign withholding taxes upon distribution of such unremitted earnings. The Company recognizes deferred tax liabilities for withholding taxes that may become payable, where applicable, upon the distribution of earnings and profits from foreign subsidiaries unless considered permanent in duration. As of June 30, 2020, the Company considers all undistributed foreign earnings and profits to be permanent in duration.
23. Shares Repurchased
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
During the three and six months ended June 30, 2020, the Company repurchased 6,738,313 shares and 7,123,712 shares of its common stock, respectively, under this program for an aggregate cost of $24,949 and $26,444, respectively.
During the three and six months ended June 30, 2019, the Company repurchased 14,065 shares and 325,278 shares of its common stock, respectively, under this program for an aggregate cost of $102 and $2,107, respectively.
Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records. As of June 30, 2020, $56,945 remained under this program for future re
purchases.
24. Goodwill and Intangible Assets
Goodwill
The table below sets forth the Company’s goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2020	$85,856

Changes	—

Balance at June 30, 2020	$85,856

Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the United Kingdom. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets (Indefinite-Lived)
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Total
Balance at January 1, 2020	$601,247	$2,047	$603,294
Decreases (1)	—	(1,992)	(1,992)
Foreign currency translation	—	(55)	(55)

Balance at June 30, 2020	$601,247	$—	$601,247

(1)	Derecognized upon the sale of the Company’s Canadian ETF business (Note 25).
ETFS
In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes. The Company has designated November 30 th
as its annual impairment testing date for these intangible assets.
25. Exit Activities
The following table summarizes operating losses recognized by the Company’s wholly-owned subsidiaries that have either been sold or liquidated during reporting periods covered by its consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
WTAMC	$—	$607	$428	$1,384
WisdomTree Japan Inc. (“WTJ”) (1)	—	35	—	465

Total	$—	$642	$428	$1,849

(1)	WTJ also recognized an impairment expense of $572 in connection with the termination of its office lease on March 31, 2019
Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WTAMC to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and will receive additional cash consideration of CDN $2,000 to $8,000, depending on the achievement of certain AUM growth targets over the next three years.
During the six months ended June 30, 2020, the Company recognized a $2,877 gain on sale which was recorded in other gains and losses, net on the Consolidated Statements of Operations and represents the difference between the minimum cash consideration payable to the Company and the carrying value of WTAMC’s net assets upon disposition. Contingent payments, if any, are recognized by the Company when the contingency is resolved and the gain is realized.
Restructuring of Distribution Strategy in Japan
In July 2018, the Company determined to restructure its distribution strategy in Japan and expanded its existing relationship with Premia Partners Company Limited to manage distribution of the Company’s ETFs in Japan. As a result, WTJ ceased operations and was liquidated in September 2019.
26. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in this Report and in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 and Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Executive Summary
Introduction
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $57.6 billion globally as of June 30, 2020. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
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
COVID-19
Impact on our Business
Our operating revenues are directly correlated with the AUM that we manage. Our average AUM and revenues declined 6.9% and 9.0% respectively, from the prior quarter due to the severity of the market declines in late March 2020 arising from the
COVID-19
pandemic. While our average AUM declined, our ending AUM increased 14.6% from $50.3 billion at March 31, 2020 to $57.6 billion at June 30, 2020 due to the market rebound during the current quarter. We continue to benefit from market appreciation as our AUM further increased 5.9% from June 30, 2020 to July 31, 2020.
The sustainability of these recent trends is highly uncertain and we are therefore continuing to manage our expenses, in particular our discretionary spending, such as incentive compensation, marketing, sales and overhead expenses.
The pandemic has not adversely impacted our capital management strategy. In June 2020, we issued $150.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (See Note 13 to our Consolidated Financial Statements), repaid our debt previously outstanding and terminated our former credit facility. We are therefore no longer subject to compliance with financial covenants under our former credit facility or limitations on stock repurchases and dividend payments. In connection with the issuance of our convertible notes, we used $23.9 million of the proceeds to repurchase approximately 6.4 million shares of our common stock. Additional share repurchases will depend upon our future operating results, available cash on hand and strategic priorities. We are precluded from prepaying principal due on our convertible notes.

The CARES Act was enacted on March 27, 2020 in response to the
COVID-19
pandemic, which provided financial assistance under various programs to help companies cope with economic hardships. We did not apply for any financial assistance afforded by the CARES Act. Throughout the course of the pandemic, our business has been operating remotely without disruption.
Commodity Product Suite Update
During the first half of 2020, in order to manage counterparty and concentration risk, we temporarily halted creations by authorized participants into certain of our European listed oil related products, including WisdomTree WTI Crude Oil ETC (CRUD), due to the unprecedented volatility in oil prices and related operational challenges. The creation halt on CRUD was lifted on July 1, 2020 and we have taken steps to mitigate risk exposure for CRUD going forward, including implementing a zero floor so that the product automatically terminates if the net asset value goes to zero and changing to a more diversified index to reduce concentration to a single futures contract. We are continuing to explore and implement ways to mitigate risk on four other oil products for which creations remain halted.
Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income,
leveraged-and-inverse,
currency and alternative strategies. The chart below sets forth the asset mix of our ETPs at June 30, 2019, March 31, 2020 and June 30, 2020:

During the three months ended June 30, 2020, we experienced a partial recovery of our AUM which was adversely impacted by severe market declines arising from the
COVID-19
pandemic toward the end of the prior quarter. This recovery was driven principally by market appreciation, resulting in a 14.6% increase of our AUM.
Market Environment
During the second quarter of 2020, global financial markets rebounded as lockdown restrictions to combat the
COVID-19
pandemic were eased and various economic stimulus measures were implemented by governments and central banks worldwide. Equity securities across all developed and emerging markets advanced, while government bonds were largely unchanged. Gold prices also appreciated due to the global uncertainty arising from the
COVID-19
pandemic.
During the second quarter of 2020, the S&P 500 advanced 20.6%, MSCI EAFE (local currency) advanced 12.8%, MSCI Emerging Markets Index (U.S. dollar) advanced 18.2% and gold prices rose 10.0%. In addition, the European and Japanese equities markets both appreciated with the MSCI EMU Index and MSCI Japan Index increasing 17.5% and 11.6%, respectively, in local currency terms for the quarter. Also, the U.S. dollar strengthened 0.6% and 0.3% versus the British pound and Japanese yen, respectively, while weakening 1.7% versus the euro during the quarter.

U.S. listed ETF Industry Flows
U.S. listed ETF net flows for the three months ended June 30, 2020 were $135.1 billion. Fixed income and U.S. equity gathered the majority of those flows.

Source: Bloomberg, Investment Company Institute, WisdomTree
European ETP Industry Flows
European ETP net flows were $37.2 billion for the three months ended June 30, 2020. Fixed income gathered the majority of those flows.

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
Our Canadian ETF business reported operating losses during the six months ended June 30, 2020 of $0.4 million and during the three and six months ended June 30, 2019 of $0.6 million and $1.4 million, respectively.

U.S. Listed ETFs
Our U.S. listed ETFs’ AUM increased from $28.9 billion at March 31, 2020 to $31.3 billion at June 30, 2020 due to market appreciation, partly offset by net outflows.

International Listed ETPs
Our international ETPs’ AUM increased from $21.4 billion at March 31, 2020 to $26.3 billion at June 30, 2020 due to market appreciation and net inflows.

Consolidated Operating Results
The following table sets forth our revenues and net income/(loss) for the most recent five quarters:

•
Revenues
– We recorded operating revenues of $58.1 million during the three months ended June 30, 2020, down 12.3% from the three months ended June 30, 2019 due to lower average AUM of our U.S. listed products arising from market depreciation and net outflows, as well as a 4 basis point decline in our average global advisory fee due to AUM mix shift. These declines were partly offset by higher average AUM of our international listed products arising from net inflows and market appreciation.

•
Operating Expenses
– Total operating expenses decreased 14.8% from the three months ended June 30, 2019 to $46.3 million largely due to lower compensation accruals as well as $1.5 million of severance included in the prior year, lower fund management and administration costs due to lower average AUM and lower sales and business development costs, marketing expenses and third-party distribution costs. These declines were partly offset by higher contractual gold payments due to higher average gold prices.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, (losses)/gains on revaluation of deferred consideration – gold payments, impairments, loss on extinguishment of debt and other gains and losses. For the three months ended June 30, 2020 and 2019, the (losses)/gains on revaluation of deferred consideration – gold payments were ($23.4) million and ($4.0) million, respectively.

•
Net (loss)/income
– We reported a net loss of ($13.3) million during the three months ended June 30, 2020, compared to net income of $2.5 million during the three months ended June 30, 2019. The net loss in the current period includes the loss on revaluation of deferred consideration – gold payments of $23.4 million. The net loss was also impacted by the change in revenues and expenses described above.

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
GLOBAL ETPs (in millions)
Beginning of period assets	$50,323	$63,615	$59,112	$63,615	$54,094
Assets sold	—	(778)	—	(778)	—
Inflows/(outflows)	126	(536)	343	(410)	904
Market appreciation/(depreciation)	7,494	(11,958)	934	(4,464)	5,478
Fund closures	(296)	(20)	—	(316)	(87)

End of period assets	$57,647	$50,323	$60,389	$57,647	$60,389

Average assets during the period	$55,689	$59,819	$58,575	$57,754	$58,129
Average ETP advisory fee during the period	0.41%	0.42%	0.45%	0.42%	0.45%
Revenue days	91	91	91	182	181
Number of ETPs – end of period	311	331	536	311	536

U.S. LISTED ETFs (in millions)
Beginning of period assets	$28,893	$40,600	$39,366	$40,600	$35,486
Inflows/(outflows)	(1,474)	(1,273)	(166)	(2,747)	(19)
Market appreciation/(depreciation)	4,039	(10,424)	20	(6,385)	3,840
Fund closures	(114)	(10)	—	(124)	(87)

End of period assets	$31,344	$28,893	$39,220	$31,344	$39,220

Average assets during the period	$30,607	$36,936	$38,945	$33,771	$38,503
Average ETF advisory fee during the period	0.41%	0.43%	0.44%	0.42%	0.45%
Number of ETFs – end of the period	67	77	79	67	79

INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$21,430	$23,015	$19,746	$23,015	$18,608
Assets sold	—	(778)	—	(778)	—
Inflows/(outflows)	1,600	737	509	2,337	923
Market appreciation/(depreciation)	3,455	(1,534)	914	1,921	1,638
Fund closures	(182)	(10)	—	(192)	—

End of period assets	$26,303	$21,430	$21,169	$26,303	$21,169

Average assets during the period	$25,082	$22,883	$19,630	$23,983	$19,626
Average ETP advisory fee during the period	0.41%	0.41%	0.46%	0.41%	0.47%
Number of ETPs – end of period	244	254	457	244	457

PRODUCT CATEGORIES (in millions)

Commodity & Currency
Beginning of period assets	$19,823	$20,074	$16,689	$20,074	$15,976
Inflows/(outflows)	1,316	592	611	1,908	843
Market appreciation/(depreciation)	3,121	(843)	904	2,278	1,385

End of period assets	$24,260	$19,823	$18,204	$24,260	$18,204

Average assets during the period	$23,037	$20,407	$16,643	$21,722	$16,685
U.S. Equity
Beginning of period assets	$12,159	$17,746	$15,759	$17,746	$13,222
Inflows/(outflows)	(242)	(285)	108	(527)	747
Market appreciation/(depreciation)	2,090	(5,302)	36	(3,212)	1,934

End of period assets	$14,007	$12,159	$15,903	$14,007	$15,903

Average assets during the period	$13,312	$16,022	$15,690	$14,667	$15,256

International Developed Market Equity
Beginning of period assets	$8,653	$13,043	$14,092	$13,043	$14,261
Inflows/(outflows)	(964)	(1,100)	(736)	(2,064)	(2,308)
Market appreciation/(depreciation)	1,158	(3,290)	(10)	(2,132)	1,393

End of period assets	$8,847	$8,653	$13,346	$8,847	$13,346

Average assets during the period	$8,783	$11,474	$13,628	$10,129	$13,929

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Emerging Market Equity
Beginning of period assets	$4,610	$6,417	$5,644	$6,417	$5,220
Inflows/(outflows)	(21)	65	344	44	243
Market appreciation/(depreciation)	840	(1,872)	(7)	(1,032)	518

End of period assets	$5,429	$4,610	$5,981	$5,429	$5,981

Average assets during the period	$5,143	$5,933	$5,691	$5,538	$5,560

Fixed Income
Beginning of period assets	$3,527	$3,585	$3,692	$3,585	$2,245
Inflows/(outflows)	(53)	21	235	(32)	1,656
Market appreciation/(depreciation)	56	(79)	19	(23)	45

End of period assets	$3,530	$3,527	$3,946	$3,530	$3,946

Average assets during the period	$3,523	$3,653	$3,796	$3,588	$3,490

Leveraged & Inverse
Beginning of period assets	$883	$995	$1,060	$995	$963
Inflows/(outflows)	312	12	(55)	324	67
Market appreciation/(depreciation)	153	(124)	(16)	29	(41)

End of period assets	$1,348	$883	$989	$1,348	$989

Average assets during the period	$1,162	$1,009	$1,042	$1,085	$1,048

Alternatives
Beginning of period assets	$244	$359	$515	$359	$583
Inflows/(outflows)	(29)	(66)	(80)	(95)	(163)
Market appreciation/(depreciation)	11	(49)	(1)	(38)	14

End of period assets	$226	$244	$434	$226	$434

Average assets during the period	$227	$328	$476	$278	$503

Closed ETPs
Beginning of period assets	$424	$1,396	$1,661	$1,396	$1,624
Assets sold	—	(778)	—	(778)	—
Inflows/(outflows)	(193)	225	(84)	32	(181)
Market appreciation/(depreciation)	65	(399)	9	(334)	230
Fund closures	(296)	(20)	—	(316)	(87)

End of period assets	$—	$424	$1,586	$—	$1,586

Average assets during the period	$502	$993	$1,609	$747	$1,658

Headcount:	214	210	214	214	214
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Selected Operating and Financial Information

	Three Months Ended June 30,		Change	Percent Change
	2020	2019
Global AUM (in millions)
Average global AUM	$55,689	$58,575	$(2,886)	(4.9%)

Operating Revenues (in thousands)
Advisory fees	$57,208	$65,627	$(8,419)	(12.8%)
Other income	918	666	252	37.8%

Total revenues	$58,126	$66,293	$(8,167)	(12.3%)

Average Global AUM
Our average global AUM decreased 4.9% from $58.6 billion at June 30, 2019 to $55.7 billion at June 30, 2020 due to market depreciation over the trailing twelve months and net outflows. Over the trailing twelve months net outflows were $0.7 billion, primarily due to $2.4 billion of outflows from our two largest currency hedged products, HEDJ and DXJ. These outflows were offset by net inflows, principally into our commodity ETPs.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 12.8% from $65.6 million during the three months ended June 30, 2019 to $57.2 million in the comparable period in 2020 due to lower average AUM of our U.S. listed products arising from market depreciation and net outflows, as well as a 4 basis point decline in our average global advisory fee due to AUM mix shift. These declines were partly offset by higher average AUM of our international listed products arising from net inflows and market appreciation. Our average global advisory fee was 0.45% and 0.41% during the three months ended June 30, 2019 and 2020, respectively.
Other income
Other income increased 37.8% from $0.7 million during the three months ended June 30, 2019 to $0.9 million in the comparable period in 2020 primarily due to higher creation/redemption fees associated with our international listed products.
Operating Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2020	2019
Compensation and benefits	$17,455	$21,300	$(3,845)	(18.1%)
Fund management and administration	14,461	15,576	(1,115)	(7.2%)
Marketing and advertising	1,949	2,910	(961)	(33.0%)
Sales and business development	2,181	4,171	(1,990)	(47.7%)
Contractual gold payments	4,063	3,110	953	30.6%
Professional and consulting fees	1,357	1,296	61	4.7%
Occupancy, communications and equipment	1,643	1,548	95	6.1%
Depreciation and amortization	251	264	(13)	(4.9%)
Third-party distribution fees	1,340	1,919	(579)	(30.2%)
Acquisition and disposition-related costs	33	33	—	—
Other	1,596	2,255	(659)	(29.2%)

Total operating expenses	$46,329	$54,382	$(8,053)	(14.8%)

	Three Months Ended June 30,
As a Percent of Revenues:	2020	2019
Compensation and benefits	30.0%	32.1%
Fund management and administration	24.9%	23.5%
Marketing and advertising	3.3%	4.4%
Sales and business development	3.8%	6.3%
Contractual gold payments	7.0%	4.7%
Professional and consulting fees	2.3%	1.9%
Occupancy, communications and equipment	2.8%	2.3%
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	2.3%	2.9%
Acquisition and disposition-related costs	0.1%	0.1%
Other	2.8%	3.4%

Total operating expenses	79.7%	82.0%

Compensation and benefits
Compensation and benefits expense decreased 18.1% from $21.3 million during the three months ended June 30, 2019 to $17.5 million in the comparable period in 2020 due to lower incentive compensation accruals as well as $1.5 million of severance expense included in the prior year period. Headcount was 214 at June 30, 2020, unchanged from June 30, 2019.
Fund management and administration
Fund management and administration expense decreased 7.2% from $15.6 million during the three months ended June 30, 2019 to $14.5 million in the comparable period in 2020 primarily due to lower variable fees associated with lower average AUM of our U.S. listed products, partly offset by higher average AUM of our international listed products. These expenses were also lower due to the sale of our Canadian ETF business which was completed in February 2020. We had 79 U.S. listed ETFs and 457 international listed ETPs at June 30, 2019 compared to 67 U.S. listed ETFs and 244 international listed ETPs at June 30, 2020.
Marketing and advertising
Marketing and advertising expense decreased 33.0% from $2.9 million during the three months ended June 30, 2019 to $1.9 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Sales and business development
Sales and business development expense decreased 47.7% from $4.2 million during the three months ended June 30, 2019 to $2.2 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Contractual gold payments
Contractual gold payments expense increased 30.6% from $3.1 million during the three months ended June 30, 2019 to $4.1 million in the comparable period in 2020. This expense was associated with the payment of 2,375 ounces of gold and was calculated using the average daily spot price of $1,309 and $1,711 per ounce during the three months ended June 30, 2019 and 2020, respectively.
Professional and consulting fees
Professional and consulting fees were essentially unchanged from the three months ended June 30, 2019.
Occupancy, communications and equipment
Occupancy, communications and equipment expense was essentially unchanged from the three months ended June 30, 2019.
Depreciation and amortization
Depreciation and amortization expense was essentially unchanged from the three months ended June 30, 2019.
Third-party distribution fees
Third-party distribution fees decreased 30.2% from $1.9 million during the three months ended June 30, 2019 to $1.3 million in the comparable period in 2020 primarily due to lower fees for platform relationships.
Acquisition and disposition-related costs
Acquisition and disposition-related costs were essentially unchanged from the three months ended June 30, 2019.

Other
Other expenses decreased 29.2% from $2.3 million during the three months ended June 30, 2019 to $1.6 million in the comparable period in 2020 primarily due to lower office-related and travel expenses as a result of our employees working remotely.
Other Income/(Expenses)

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2020	2019
Interest expense	$(2,044)	$(2,910)	$866	(29.8%)
Loss on revaluation of deferred consideration – gold payments	(23,358)	(4,037)	(19,321)	478.6%
Interest income	119	818	(699)	(85.5%)
Loss on extinguishment of debt	(2,387)	—	(2,387)	n/a
Other gains, net	1,819	284	1,535	540.5%

Total other expenses, net	$(25,851)	$(5,845)	$(20,006)	342.3%

	Three Months Ended June 30,
As a Percent of Revenues:	2020	2019
Interest expense	(3.5%)	(4.4%)
Loss on revaluation of deferred consideration – gold payments	(40.2%)	(6.1%)
Interest income	0.2%	1.3%
Loss on extinguishment of debt	(4.1%)	—
Other gains, net	3.1%	0.4%

Total other expenses, net	(44.5%)	(8.8%)

Interest expense
Interest expense decreased 29.8% from $2.9 million during the three months ended June 30, 2019 to $2.0 million in the comparable period in 2020 due to a lower level of debt outstanding as well as lower interest rates. Our effective interest rate during the three months ended June 30, 2019 and 2020 was 5.5% and 4.5%, respectively, and includes our cost of borrowing and amortization of debt discount and issuance costs.
Loss on revaluation of deferred consideration
We recognized a loss on revaluation of deferred consideration of ($4.0) million during the three months ended June 30, 2019 as compared to a loss of ($23.4) million during the three months ended June 30, 2020. The loss in the current quarter was due to an increase in the forward-looking price of gold when compared to the forward-looking gold curve on March 31, 2020, the date on which the deferred consideration was last measured. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income decreased 85.5% from $0.8 million during the three months ended June 30, 2019 to $0.1 million in the comparable period in 2020 as paid-in-kind
interest income was accrued in the prior period on our former AdvisorEngine notes receivable.
Loss on extinguishment of debt
During the three months ended June 30, 2020, we recognized a non-cash
loss on extinguishment of debt of $2.4 million arising from the acceleration of debt issuance cost amortization in connection with the termination of our former credit facility on June 16, 2020 (See Note 12 to our Consolidated Financial Statements).
Other gains, net
Other gains, net were $0.3 million and $1.8 million during the three months ended June 30, 2019 and 2020, respectively. Included in other gains, net during the three months ended June 30, 2020 is a gain of $0.9 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine. Gains and losses generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.

Income taxes
Our effective income tax rate for the three months ended June 30, 2020 of 5.7% resulted in an income tax benefit of $0.8 million. Our tax rate differs from the federal statutory tax rate of 21% due to a non-deductible
loss on revaluation of deferred consideration. This loss was partly offset by a tax benefit of $2.8 million recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from our debt previously held in the United Kingdom and a lower tax rate on foreign earnings.
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
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Selected Operating and Financial Information

	Six Months Ended June 30,		Change	Percent Change
	2020	2019
Global AUM (in millions)
Average global AUM	$57,754	$58,129	$(375)	0.6%

Revenues (in thousands)
Advisory fees	$120,158	$130,467	$(10,309)	(7.9%)
Other income	1,842	1,311	531	40.5%

Total revenues	$122,000	$131,778	$(9,778)	(7.4%)

Average Global AUM
Our average global AUM was essentially unchanged from the six months ended June 30, 2019.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 7.9% from $130.5 million during the six months ended June 30, 2019 to $120.2 million in the comparable period in 2020 due to lower average AUM of our U.S. listed products and a 3 basis point decline in our average global advisory fee due to AUM mix shift. These declines were partly offset by higher average AUM of our international listed products. Our average global ETP advisory fee declined from 0.45% during the six months ended June 30, 2019 to 0.42% during the six months ended June 30, 2020.
Other income
Other income increased 40.5% from $1.3 million during the six months ended June 30, 2019 to $1.8 million in the comparable period in 2020 primarily due to higher creation/redemption fees associated with our international listed products.
Operating Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2020	2019
Compensation and benefits	$34,750	$42,601	$(7,851)	(18.4%)
Fund management and administration	28,946	30,742	(1,796)	(5.8%)
Marketing and advertising	4,417	5,590	(1,173)	(21.0%)
Sales and business development	5,598	8,593	(2,995)	(34.9%)
Contractual gold payments	7,823	6,208	1,615	26.0%
Professional and consulting fees	2,630	2,778	(148)	(5.3%)
Occupancy, communications and equipment	3,194	3,166	28	0.9%
Depreciation and amortization	507	533	(26)	(4.9%)
Third-party distribution fees	2,695	4,319	(1,624)	(37.6%)
Acquisition and disposition-related costs	416	346	70	20.2%
Other	3,593	4,308	(715)	(16.6%)

Total operating expenses	$94,569	$109,184	$(14,615)	(13.4%)

	Six Months Ended June 30,
As a Percent of Revenues:	2020	2019
Compensation and benefits	28.5%	32.3%
Fund management and administration	23.7%	23.3%
Marketing and advertising	3.6%	4.3%
Sales and business development	4.6%	6.5%
Contractual gold payments	6.4%	4.7%
Professional and consulting fees	2.2%	2.1%
Occupancy, communications and equipment	2.6%	2.4%
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	2.2%	3.3%
Acquisition and disposition-related costs	0.3%	0.3%
Other	3.0%	3.3%

Total operating expenses	77.5%	82.9%

Compensation and benefits
Compensation and benefits expense decreased 18.4% from $42.6 million during the six months ended June 30, 2019 to $34.8 million in the comparable period in 2020 due to lower incentive compensation accruals as well as $3.5 million of severance expense included in the prior period.
Fund management and administration
Fund management and administration expense decreased 5.8% from $30.7 million during the six months ended June 30, 2019 to $28.9 million in the comparable period in 2020 primarily due to lower variable fees associated with lower average AUM of our U.S. listed products, partly offset by higher average AUM of our international listed products. These expenses were also lower as a result of the sale of our Canadian ETF business in February 2020.
Marketing and advertising
Marketing and advertising expense decreased 21.0% from $5.6 million during the six months ended June 30, 2019 to $4.4 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Sales and business development
Sales and business development expense decreased 34.9% from $8.6 million during the six months ended June 30, 2019 to $5.6 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Contractual gold payments
Contractual gold payments expense increased 26.0% from $6.2 million during the six months ended June 30, 2019 to $7.8 million in the comparable period in 2020. This expense was associated with the payment of 4,750 ounces of gold and was calculated using the average daily spot price of $1,307 and $1,647 per ounce during the six months ended June 30, 2019 and 2020, respectively.
Professional and consulting fees
Professional and consulting fees were essentially unchanged from the six months ended June 30, 2019.
Occupancy, communications and equipment
Occupancy, communications and equipment expense was essentially unchanged from the six months ended June 30, 2019.
Depreciation and amortization
Depreciation and amortization expense was essentially unchanged from the six months ended June 30, 2019.
Third-party distribution fees
Third-party distribution fees decreased 37.6% from $4.3 million during the six months ended June 30, 2019 to $2.7 million in the comparable period in 2020 primarily due to lower fees for platform relationships.

Acquisition and disposition-related costs
Acquisition and disposition-related costs increased 20.2% from $0.3 million during the six months ended June 30, 2019 to $0.4 million in the comparable period in 2020 due to the sale of our Canadian ETF business which was completed in February 2020.
Other
Other expenses decreased 16.6% from $4.3 million during the six months ended June 30, 2019 to $3.6 million in the comparable period in 2020 primarily due to lower office-related and travel expenses as a result of our employees working remotely.
Other Income/(Expenses)

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2020	2019
Interest expense	$(4,463)	$(5,802)	$1,339	(23.1%)
(Loss)/gain on revaluation of deferred consideration – gold payments	(25,566)	367	(25,933)	(7,066.2%)
Interest income	282	1,597	(1,315)	(82.3%)
Impairments	(19,672)	(572)	(19,100)	3,339.2%
Loss on extinguishment of debt	(2,387)	—	(2,387)	n/a
Other losses, net	(688)	(4,343)	3,655	(84.2%)

Total other expenses, net	$(52,494)	$(8,753)	$(43,741)	499.7%

	Six Months Ended June 30,
As a Percent of Revenues:	2020	2019
Interest expense	(3.6%)	(4.4%)
(Loss)/gain on revaluation of deferred consideration – gold payments	(21.0%)	0.3%
Interest income	0.2%	1.2%
Impairments	(16.1%)	(0.4%)
Loss on extinguishment of debt	(2.0%)	—
Other losses, net	(0.5%)	(3.3%)

Total other expenses, net	(43.0%)	(6.6%)

Interest expense
Interest expense decreased 23.1% from $5.8 million during the six months ended June 30, 2019 to $4.5 million in the comparable period in 2020 due to a lower level of debt outstanding as well as lower interest rates. Our effective interest rate during the six months ended June 30, 2019 and 2020 was 5.5% and 4.7%, respectively, and includes our cost of borrowing and amortization of debt discount and issuance costs.
(Loss)/gain on revaluation of deferred consideration
We recognized a gain on revaluation of deferred consideration of $0.4 million during the six months ended June 30, 2019 as compared to a loss of ($25.6) million during the six months ended June 30, 2020. The loss in the current period was due to an increase in the forward-looking price of gold when compared to the forward-looking gold curve on December 31, 2019. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income decreased 82.3% from $1.6 million during the six months ended June 30, 2019 to $0.3 million in the comparable period in 2020 as paid-in-kind
interest income was accrued in the prior period on our former AdvisorEngine notes receivable.
Impairments
During the six months ended June 30, 2020, we recognized a
non-cash
impairment charge of $19.7 million on our investment in AdvisorEngine (See Note 7 to our Consolidated Financial Statements). During the six months ended June 30, 2019, we recognized a non-cash
impairment charge of $0.6 million in connection with the termination of our Japan office lease.

Loss on extinguishment of debt
During the six months ended June 30, 2020, we recognized a
non-cash
loss on extinguishment of debt of $2.4 million arising from the acceleration of debt issuance cost amortization in connection with the termination of our former credit facility on June 16, 2020. See Note 12 to our Consolidated Financial Statements.
Other losses, net
Other losses, net were $4.3 million and $0.7 million during the six months ended June 30, 2019 and 2020, respectively. Included in the loss recognized during the six months ended June 30, 2019 and 2020 is a charge of $4.3 million and $6.0 million, respectively, arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. In addition, during the six months ended June 30, 2020, we recognized a gain of $2.9 million associated with the sale of our Canadian ETF business (See Note 25 to our Consolidated Financial Statements) and a gain of $0.9 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income taxes
Our effective income tax rate for the six months ended June 30, 2020 of 12.7% resulted in an income tax benefit of $3.2 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a valuation allowance on capital losses, a non-deductible
loss on revaluation of deferred consideration and tax shortfalls associated with the vesting and exercise of stock-based compensation awards. These items were partly offset by a $6.0 million reduction in unrecognized tax benefits, a $2.9 million non-taxable
gain recognized upon sale of our Canadian ETF business in the first quarter, a tax benefit of $2.8 million recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from our debt previously held in the United Kingdom and a lower tax rate on foreign earnings.
Our effective income tax rate for the six months ended June 30, 2019 of 18.3% resulted in income tax expense of $2.5 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $4.3 million reduction in unrecognized tax benefits, a lower tax rate on foreign earnings and a non-taxable
gain on revaluation of deferred consideration, partly offset by a valuation allowance on foreign net operating losses, tax shortfalls associated with the vesting and exercise of stock-based compensation awards, non-deductible
executive compensation and state and local income taxes.
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

•
Interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the convertible notes
: GAAP requires convertible instruments to be separated into their liability and equity components by allocating the issuance proceeds to each of those components. The liability component for convertible instruments that qualify for a derivative scope exception (applicable to our convertible notes) is allocated proceeds equal to the estimated fair value of similar debt without the conversion option. The difference between the gross proceeds received from the issuance of the convertible instrument and the proceeds allocated to the liability component represents the residual amount that is classified in equity. The discount arising from the recognition of the residual amount classified in equity is amortized as interest expense over the life of the instrument. We exclude this item when calculating our non-GAAP
financial measurements as it is
non-cash
and distorts our actual cost of borrowing. In addition, in June 2020, the FASB approved amendments to ASC
470-20,
Debt – Debt with Conversion and Other Options, Cash Conversion and once issued, will include the elimination of the requirement to bifurcate conversion options qualifying for a derivative scope exception. Once effective, this interest expense will no longer be recognized.

•
Other items
: Loss on extinguishment of debt, the release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from our debt previously outstanding in the United Kingdom, a gain arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine, impairment charges, a gain recognized upon sale of our Canadian ETF business, severance expense and acquisition and disposition-related costs are excluded when determining adjusted net income and adjusted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Adjusted Net Income and Diluted Earnings per Share:	2020	2019	2020	2019
Net (loss)/income, as reported	$(13,250)	$2,479	$(21,888)	$11,303
Add back/(deduct): Loss/(gain) on revaluation of deferred consideration	23,358	4,037	25,566	(367)
Add back: Loss on extinguishment of debt, net of income taxes	1,910	—	1,910	—
Deduct: Release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from debt previously outstanding in the United Kingdom	(2,842)	—	(2,842)	—
Add back: Interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the convertible notes, net of income taxes	42	—	42	—
Deduct: Gain arising from an adjustment to the estimated fair value of consideration received from the exit of investment in AdvisorEngine	(868)	—	(868)	—
Add back: Impairments, net of income taxes	—	—	19,672	572
Deduct: Gain recognized upon sale of Canadian ETF business	—	—	(2,877)	—
Add back: Tax shortfalls upon vesting and exercise of stock-based compensation awards	119	76	620	1,047
Add back: Acquisition and disposition-related costs, net of income taxes	25	27	383	280
Add back: Severance expense, net of income taxes	—	1,194	—	2,715

Adjusted net income	$8,494	$7,813	$19,718	$15,550
Deduct: Income distributed to participating securities	(552)	(539)	(1,107)	(1,083)
Deduct: Undistributed income allocable to participating securities	(364)	(288)	(1,020)	(565)

Adjusted net income available to common stockholders	$7,578	$6,986	$17,591	$13,902
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 21 to our Consolidated Financial Statements)	151,623	152,012	152,079	151,914

Adjusted earnings per share – diluted	$0.05	$0.05	$0.12	$0.09

Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2020	December 31, 2019
Balance Sheet Data (in thousands):
Cash and cash equivalents	$50,255	$74,972
Accounts receivable	24,372	26,838
Securities owned, at fair value	13,110	17,319
Securities held-to-maturity	581	16,863

Total: Liquid assets	88,318	135,992
Less: Total current liabilities	(62,179)	(79,041)
Less: Regulatory capital requirement – certain international subsidiaries	(10,561)	(12,312)

Subtotal	15,578	44,639
Plus: Revolving credit facility – available capacity	— (1)	27,908

Total: Available liquidity	$15,578	$72,547

(1)	Terminated on June 16, 2020.

	Six Months Ended June 30,
	2020	2019
Cash Flow Data (in thousands):
Operating cash flows	$19,382	$15,359
Investing cash flows	27,070	(1,516)
Financing cash flows	(70,085)	(12,284)
Foreign exchange rate effect	(1,084)	268

(Decrease)/increase in cash and cash equivalents	$(24,717)	$1,827

Liquidity
We consider our available liquidity to be our liquid assets, less our current liabilities and regulatory capital requirements of certain international subsidiaries. Liquid assets consist of cash and cash equivalents, accounts receivable, securities held-to-maturity
and securities owned, at fair value. Our securities owned, at fair value are highly liquid investments. Certain securities are accounted for as held-to-maturity
securities and we have the intention and ability to hold them to maturity. However, these securities are also readily traded and, if needed, could be sold for liquidity. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business, deferred consideration and accrued incentive compensation for employees.
Cash and cash equivalents decreased $24.7 million during the six months ended June 30, 2020 due to $179.0 million used to repay our debt, $26.4 million used to repurchase our common stock, $10.3 million used to pay dividends on our common stock, $4.6 million used to pay convertible notes issuance costs and $1.2 million used in other activities. These decreases were partly offset by $150.0 million of proceeds from the issuance of convertible notes, $19.4 million of net cash provided by operating activities, $16.4 million of proceeds from held-to-maturity
securities maturing or called prior to maturity, $8.2 million of proceeds from the sale of our financial interests in AdvisorEngine and $2.8 million of net proceeds from the sale of our Canadian ETF business.
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
Issuance of Convertible Notes
On June 16, 2020, we issued $150.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “Convertible Notes”) pursuant to an Indenture (the “Indenture”) between us and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

Key terms of the Convertible Notes are as follows:

•	Maturity date : June 15, 2023, unless earlier converted, repurchased or redeemed.

•	Interest rate of 4.25% : Payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020.

•
Conversion price of $5.92
: Convertible at an initial conversion rate of 168.9189 shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $5.92 per share, which represents a conversion premium of approximately 60% to the last reported sales price of $3.70 per share of our common stock on June 9, 2020, the day immediately preceding the pricing date).

•
Conversion
:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2023 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020, if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption that we deliver in accordance with the terms in the Indenture but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after March 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

•
Cash settlement of principal amount
: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle our conversion obligation in excess of the aggregate principal amount to the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of its common stock.

•
Redemption price of $7
.
70
: We may redeem for cash all or any portion of the notes, at our option, on or after June 20, 2021 and on or prior to the 55 th
scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.

•
Limited investor put rights
: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.

•
Conversion rate increase in certain customary circumstances
: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the Indenture) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 270.2702 shares of our common stock per $1,000 principal amount of the Convertible Notes (the equivalent of 40,540,530 shares of our common stock), subject to adjustment.

•
Seniority and Security
: The Convertible Notes are the Company’s senior unsecured obligations, but are subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Series A
Non-Voting
Convertible Preferred Stock (See Note 14 to our Consolidated Financial Statements).

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes outstanding may declare the entire principal amount of all the Convertible Notes to be repurchased, plus any accrued special interest, if any, to be immediately due and payable.
Termination of Former Credit Facility
On June 16, 2020 and in connection with the issuance of the Convertible Notes, we repaid our debt previously outstanding and terminated our former credit facility. We are therefore no longer subject to compliance with financial covenants under our former credit facility or limitations on stock repurchases and dividend payments.

Capital Resources
Our principal source of financing is our operating cash flow. We believe that current cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for at least the next 12 months.
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at June 30, 2020 was approximately $10.6 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans.
During the three months ended June 30, 2020, we repurchased 6,738,313 shares of our common stock under the repurchase program for an aggregate cost of $24.9 million. At June 30, 2020, $56.9 million remained under this program for future purchases.
Contractual Obligations
The following table summarizes our future payments associated with contractual obligations as of June 30, 2020:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Convertible Notes (1)	$150,000	$—	$—	$150,000	$—
Deferred consideration – gold payments (2)	198,784	16,364	29,246	24,274	128,900
Operating leases	28,333	3,293	5,916	6,090	13,034

Total	$377,117	$19,657	$35,162	$180,364	$141,934

(1)	Conditional conversions or a requirement to repurchase the convertible notes upon the occurrence of a fundamental change may accelerate payment (See Note 13 to our Consolidated Financial Statements).
(2)
Paid from advisory fee income generated by any Company-sponsored financial product backed by physical gold with no recourse back to us for any unpaid amounts that exceed advisory fees earned (See Note 11 to our Consolidated Financial Statements).

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
Goodwill and Intangible Assets
Goodwill is the excess of the purchase price over the fair values of the identifiable net assets at the acquisition date. We test goodwill for impairment at least annually and at the time of a triggering event requiring re-evaluation,
if one were to occur. Goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.
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
Recently Issued and Pending Accounting Pronouncements
In June 2020, the FASB approved amendments to ASC
470-20,
Debt – Debt with Conversion and Other Options, Cash Conversion
, and expects to issue an ASU during the third quarter of 2020. Under the upcoming ASU, the accounting for convertible instruments will be simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments will be reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception will be removed and, as a result, more equity contracts will qualify for the scope exception. The upcoming ASU will also simplify the diluted earnings-per-share
calculation in certain areas. The upcoming ASU will be effective for years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption will be permitted for fiscal periods beginning after December 15, 2020 (including interim periods within the same fiscal year). The upcoming ASU will result in a reduction of interest expense recognized on our recently issued convertible notes (See Note 13 to our Consolidated Financial Statements) of approximately $0.3 million per quarter. We expect to early adopt the upcoming ASU.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily money market instruments at a commercial bank, federal agency debt instruments and other securities which totaled $33.9 million and $13.8 million as of December 31, 2019 and June 30, 2020, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.
In addition, our Convertible Notes bear interest at a fix rate of interest of 4.25%. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
In addition to the risk factors and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 and Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to repurchase the Convertible Notes upon a fundamental change.
Holders of the Convertible Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, as described in the Indenture. In addition, upon conversion of the notes, we will be required to make cash payments in respect of the notes being converted as described in the Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Further, if the fundamental change also constitutes a change of control under the Certificate of Designations for our Series A Preferred Stock and we are required to make other redemption payments as a result of the change of control, we would be required to satisfy that obligation before making any payments on the notes. Our failure to repurchase notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the notes as required by the Indenture would constitute a default under the Indenture.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and liquidity.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option, as described in the Indenture. If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of Unregistered Securities
On
June 16, 2020 we issued $150.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 which was previously disclosed in our Current Report on Form 8-K filed with the SEC on June 17, 2020.
Use of Proceeds
Refer to our Current Report on Form
8-K
filed with the SEC on June 17, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2020 to April 30, 2020	5,103	$2.94	5,103
May 1, 2020 to May 31, 2020	9,025	$3.05	9,025
June 1, 2020 to June 30, 2020	6,724,185	$3.70	6,724,185

Total	6,738,313	$3.70	6,738,313	$56,945

(1)
On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. During the three months ended June 30, 2020, we repurchased 6,738,313 shares of our common stock under this program for an aggregate cost of approximately $24.9 million. As of June 30, 2020, $56.9 million remained under this program for future repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form8-K, filed with the SEC on February 26, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

31.1 (1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act

31.3 (1)	Certification of Chief Accounting Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

101 (1)	Financial Statements from the Quarterly Report on Form
10-Q
of the Company for the three months ended June 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive (Loss)/Income for the three and six months ended June 30, 2020 and June 30, 2019 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and June 30, 2019 (Unaudited) (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 7 th
day of August 2020.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Accounting Officer (Principal Accounting Officer)