Form 10-Q/A
period 2020-06-30
WisdomTree Investments, Inc.
filed 2020-08-11
CIK 880631

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
As of July 27, 2020, there were 149,875,749 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

Explanatory Note
WisdomTree Investments, Inc. is filing this Amendment No. 1 on Form
10-Q/A
to its Quarterly Report on Form
10-Q
for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 7, 2020, solely to correct a typographical error on the cover page. The cover page of the Form
10-Q
incorrectly stated that as of July 27, 2020, there were 145,875,749 shares of our common stock outstanding. The cover page of this Form
10-Q/A
correctly states that as of July 27, 2020, there were 149,875,749 shares of our common stock outstanding.
This Form
10-Q/A
should be read in conjunction with the Form
10-Q,
which continues to speak as of the date of the Form
10-Q.
Except as specifically noted above, this Form
10-Q/A
does not modify or update disclosures in the Form
10-Q.
Accordingly, this Form
10-Q/A
does not reflect events occurring after the filing of the Form
10-Q
or modify or update any related or other disclosures.
Unless the context requires otherwise, references to “WisdomTree,” the “Company,” “we,” “our,” “us” or like terms refer to WisdomTree Investments, Inc. and its subsidiaries.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1 (1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act

31.3 (1)	Certification of Chief Accounting Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 11 th
day of August 2020.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Accounting Officer (Principal Accounting Officer)

4