Form 10-Q
period 2020-09-30
WisdomTree Investments, Inc.
filed 2020-11-06
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
October
 26, 2020, there were

148,781,570

shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.
Form
10-Q
For the Quarterly Period Ended September 30, 2020

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 and Quarterly Reports on Form
10-Q
for the quarters ended March 31, 2020 and June 30, 2020. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,561	$74,972
Securities owned, at fair value (including $23,906 and $16,886 invested in WisdomTree ETFs at September 30, 2020 and December 31, 2019, respectively)	32,574	17,319
Accounts receivable (including $23,420 and $25,667 due from related parties at September 30, 2020 and December 31, 2019, respectively)	26,163	26,838
Income taxes receivable	38	—
Prepaid expenses	4,971	3,724
Other current assets	704	207

Total current assets	128,011	123,060
Fixed assets, net	7,654	8,127
Notes receivable, net	—	28,172
Indemnification receivable (Note 22)	25,502	32,101
Securities held-to-maturity	501	16,863
Deferred tax assets, net	7,115	7,398
Investments (Note 9)	8,112	11,192
Right of use assets – operating leases (Note 15)	16,788	18,161
Goodwill (Note 24)	85,856	85,856
Intangible assets (Note 24)	601,247	603,294
Other noncurrent assets	185	983

Total assets	$880,971	$935,207

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$22,427	$22,021
Compensation and benefits payable	13,881	26,501
Deferred consideration – gold payments (Note 11)	17,202	13,953
Securities sold, but not yet purchased, at fair value	—	582
Operating lease liabilities (Note 15)	3,124	3,682
Income taxes payable	—	3,372
Accounts payable and other liabilities	10,383	8,930

Total current liabilities	67,017	79,041
Convertible notes (Note 13)	165,819	—
Debt (Note 12)	—	175,956
Deferred consideration – gold payments (Note 11)	190,546	159,071
Operating lease liabilities (Note 15)	17,849	19,057
Other noncurrent liabilities (Note 22)	25,502	32,101

Total liabilities	466,733	465,226
Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $50,690 and $71,630 at September 30, 2020 and December 31, 2019, respectively) (Note 14)	132,569	132,569

Contingencies (Note 16 )
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 148,782 and 155,264 at September 30, 2020 and December 31, 2019, respectively	1,488	1,553
Additional paid-in capital	319,443	352,658
Accumulated other comprehensive income	640	945
Accumulated deficit	(39,902)	(17,744)

Total stockholders’ equity	281,669	337,412

Total liabilities and stockholders’ equity	$880,971	$935,207

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues:
Advisory fees	$63,919	$67,006	$184,077	$197,473
Other income	721	712	2,563	2,023

Total revenues	64,640	67,718	186,640	199,496

Operating Expenses:
Compensation and benefits	19,098	18,880	53,848	61,481
Fund management and administration	15,219	15,110	44,165	45,852
Marketing and advertising	2,996	3,022	7,413	8,612
Sales and business development	2,386	4,354	7,984	12,947
Contractual gold payments (Note 11)	4,539	3,502	12,362	9,710
Professional and consulting fees	950	1,259	3,580	4,037
Occupancy, communications and equipment	1,611	1,549	4,805	4,715
Depreciation and amortization	253	259	760	792
Third-party distribution fees	1,233	1,503	3,928	5,822
Acquisition and disposition-related costs	—	190	416	536
Other	1,611	1,959	5,204	6,267

Total operating expenses	49,896	51,587	144,465	160,771

Operating income	14,744	16,131	42,175	38,725
Other Income/(Expenses):
Interest expense	(2,511)	(2,832)	(6,974)	(8,634)
Loss on revaluation of deferred consideration – gold payments (Note 11)	(8,870)	(6,306)	(34,436)	(5,939)
Interest income	111	799	393	2,396
Impairments (Note 26)	(3,080)	—	(22,752)	(572)
Loss on extinguishment of debt (Note 12)	—	—	(2,387)	—
Other gains and losses, net	744	843	56	(3,500)

Income/(loss) before income taxes	1,138	8,635	(23,925)	22,476
Income tax expense/(benefit)	1,408	4,483	(1,767)	7,021

Net (loss)/income	$(270)	$4,152	$(22,158)	$15,455

(Loss)/earnings per share—basic	$(0.01)	$0.02	$(0.16)	$0.09

(Loss)/earnings per share—diluted	$(0.01)	$0.02	$(0.16)	$0.09

Weighted-average common shares—basic	145,564	151,897	149,886	151,782

Weighted-average common shares—diluted	145,564	167,163	149,886	166,944

Cash dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss)/income	$(270)	$4,152	$(22,158)	$15,455
Other comprehensive income/(loss)
Reclassification of foreign currency translation adjustment to other gains and losses, net, upon the sale of WisdomTree Asset Management Canada Inc. (“WTAMC” or “Canadian ETF business”) (Note 25)	—	—	(167)	—
Reclassification of foreign currency translation adjustment to other gains and losses, net, upon the liquidation of WisdomTree Japan Inc. (Note 25)	—	(397)	—	(397)
Foreign currency translation adjustment	380	(293)	(138)	(35)

Other comprehensive income/(loss)	380	(690)	(305)	(432)

Comprehensive income/(loss)	$110	$3,462	$(22,463)	$15,023

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—July 1, 2020	149,796	$1,498	$325,406	$260	$(39,632)	$287,532
Restricted stock issued and vesting of restricted stock units, net	52	1	(1)	—	—	—
Shares repurchased	(1,066)	(11)	(4,524)	—	—	(4,535)
Stock-based compensation	—	—	2,844	—	—	2,844
Allocation of equity component related to convertible notes, net of issuance costs of $29 and deferred taxes of $222	—	—	655	—	—	655
Other comprehensive income	—	—	—	380	—	380
Dividends	—	—	(4,937)	—	—	(4,937)
Net loss	—	—	—	—	(270)	(270)

Balance—September 30, 2020	148,782	$1,488	$319,443	$640	$(39,902)	$281,669

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—July 1, 2019	155,108	$1,551	$367,750	$725	$(6,207)	$363,819
Restricted stock issued and vesting of restricted stock units, net	(301)	(3)	3	—	—	—
Shares repurchased	(13)	—	(80)	—	—	(80)
Exercise of stock options, net	25	—	56	—	—	56
Stock-based compensation	—	—	2,374	—	—	2,374
Other comprehensive loss	—	—	—	(690)	—	(690)
Dividends	—	—	—	—	(5,095)	(5,095)
Net income	—	—	—	—	4,152	4,152

Balance—September 30, 2019	154,819	$1,548	$370,103	$35	$(7,150)	$364,536

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(In Thousands)
(Unaudited)

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—January 1, 2020	155,264	$1,553	$352,658	$945	$(17,744)	$337,412
Restricted stock issued and vesting of restricted stock units, net	1,601	16	(16)	—	—	—
Shares repurchased	(8,190)	(81)	(30,898)	—	—	(30,979)
Exercise of stock options, net	107	—	240	—	—	240
Stock-based compensation	—	—	9,003	—	—	9,003
Allocation of equity component related to convertible notes, net of issuance costs of $157 and deferred taxes of $1,239	—	—	3,663	—	—	3,663
Other comprehensive loss	—	—	—	(305)	—	(305)
Dividends	—	—	(15,207)	—	—	(15,207)
Net loss	—	—	—	—	(22,158)	(22,158)

Balance—September 30, 2020	148,782	$1,488	$319,443	$640	$(39,902)	$281,669

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—January 1, 2019	153,202	$1,532	$363,655	$467	$(7,319)	$358,335
Restricted stock issued and vesting of restricted stock units, net	1,910	18	(18)	—	—	—
Shares repurchased	(338)	(2)	(2,185)	—	—	(2,187)
Exercise of stock options, net	45	—	70	—	—	70
Stock-based compensation	—	—	8,581	—	—	8,581
Other comprehensive loss	—	—	—	(432)	—	(432)
Dividends	—	—	—	—	(15,286)	(15,286)
Net income	—	—	—	—	15,455	15,455

Balance—September 30, 2019	154,819	$1,548	$370,103	$35	$(7,150)	$364,536

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss)/income	$(22,158)	$15,455
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Advisory fees received in gold and other precious metals	(46,077)	(36,306)
Loss on revaluation of deferred consideration – gold payments (Note 11)	34,436	5,939
Impairments	22,752	572
Contractual gold payments (Note 11)	12,362	9,710
Stock-based compensation	9,003	8,581
Gain on sale – Canadian ETF business	(2,877)	—
Loss on extinguishment of debt	2,387	—
Amortization of right of use asset	2,384	2,379
Amortization of issuance costs – former credit facility	1,328	2,159
Deferred income taxes	(961)	1,383
Amortization of issuance costs – convertible notes	882	—
Depreciation and amortization	760	792
Paid-in-kind interest income	—	(1,856)
Other	(1,173)	(330)
Changes in operating assets and liabilities:
Securities owned, at fair value	(15,255)	5,497
Accounts receivable	3,166	2,358
Income taxes receivable/payable	(3,399)	4,350
Prepaid expenses	(1,325)	(888)
Gold and other precious metals	32,969	25,751
Other assets	(341)	(571)
Fund management and administration payable	735	(366)
Compensation and benefits payable	(12,349)	1,476
Securities sold, but not yet purchased, at fair value	(582)	(1,130)
Operating lease liabilities	(2,778)	(2,662)
Accounts payable and other liabilities	1,679	788

Net cash provided by operating activities	15,568	43,081

Cash flows from investing activities:
Purchase of fixed assets	(292)	(25)
Funding of notes receivable	—	(1,790)
Proceeds from held-to-maturity securities maturing or called prior to maturity	16,441	2,313
Proceeds from the sale of the Company’s financial interests in AdvisorEngine Inc.	9,592	—
Proceeds from sale of Canadian ETF business, net	2,774	—

Net cash provided by investing activities	28,515	498

Cash flows from financing activities:
Repayment of long-term debt	(179,000)	(15,000)
Shares repurchased	(30,979)	(2,187)
Dividends paid	(15,207)	(15,286)
Convertible notes issuance costs	(5,411)	—
Proceeds from the issuance of convertible notes (Note 13)	175,250	—
Proceeds from exercise of stock options	240	70

Net cash used in financing activities	(55,107)	(32,403)

Decrease in cash flow due to changes in foreign exchange rate	(387)	(385)

(Decrease)/increase in cash and cash equivalents	(11,411)	10,791
Cash and cash equivalents—beginning of period	74,972	77,784

Cash and cash equivalents—end of period	$63,561	$88,575

Supplemental disclosure of cash flow information:
Cash paid for taxes	$7,650	$5,439

Cash paid for interest	$3,390	$6,997

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
Foreign Currency Translation
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The impact of the foreign currency translation adjustment is included in the Consolidated Statements of Comprehensive Income/(Loss) as a component of other comprehensive income/(loss).
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
Goodwill is assessed for impairment annually on November 30
th
.
When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and a quantitative assessment using the market approach and its market capitalization when determining the fair value of the reporting units, in the aggregate.
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
Recently Issued
Accounting

Pronouncements
In August 2020,
the Financial Accounting Standards Board (“FASB”) issued
 ASU
2020-06,
Debt – Debt with Conversion and Other Options
(ASU
2020-06).
Under the ASU, the accounting for convertible instruments will be simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments will be reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception will be removed and, as a result, more equity contracts will qualify for the scope exception. The ASU will also simplify the diluted earnings-per-share
calculation in certain areas. The ASU will be effective for years beginning after December 31, 2021, including interim periods within those fiscal years.
 Early adoption is permitted for fiscal periods
 beginning after December 15, 2020 (including interim periods within the same fiscal year).
The adoption of this ASU will result in a reduction
 of interest expense recognized on the Company’s recently issued convertible notes (Note 13) of approximately $420 per quarter. The Company expects to early adopt the ASU.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes
(ASU
2019-12).
The main objective of the standard is to reduce complexity in the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim
period when a year-to-date loss exceeds the anticipated loss for the year. The standard also simplifies the accounting for income taxes by enacting the following: (a) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount as a non-income-based
tax; (b) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered as a separate transaction; (c) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (d) requiring that an entity reflect the enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU
2019-12
is effective for years beginning after December 15, 2020, including the interim periods within those reporting periods. Early adoption is permitted. The Company has determined that this standard will not have a material impact on its financial statements and has not early adopted this ASU
.
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
3. Cash and Cash Equivalents
Of the total cash and cash equivalents of

$
63,561 and $74,972 at September 30, 2020 and December 31, 2019, respectively, $59,038 and $72,120 were held at two financial institutions. At September 30, 2020 and December 31, 2019, cash equivalents were approximately $2,577 and $317, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was
 $
10,644 and $12,312 at September 30, 2020 and December 31, 2019, respectively. These requirements are generally satisfied by cash on hand.
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and nine months ended September 30, 2020 and 2019 there were no transfers between Levels 2 and 3.

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$2,577	$2,577	$—	$—
Securities owned, at fair value	32,574	24,101	8,473	—

Total	$35,151	$26,678	$8,473	$—

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$207,748	$—	$—	$207,748

Non-recurring fair value measurements
Convertible notes (1)	$24,344	$—	$24,344	$—

(1)	Fair value determined on August 13, 2020 (Note 13)

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$317	$317	$—	$—
Securities owned, at fair value	17,319	17,319	—	—

Total	$17,636	$17,636	$—	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. – Financial interests (1)	$28,172	—	—	$28,172

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 11)	$173,024	$—	$—	$173,024
Securities sold, but not yet purchased	582	582	—	—

Total	$173,606	$582	$—	$173,024

(1)	Fair value determined on December 31, 2019 (Note 7).
Recurring Fair Value Measurements—Methodology
Cash Equivalents (Note 3)
– These financial assets represent cash invested in highly liquid investments with original maturities of less than
90
days. These investments are valued at par, which approximates fair value, and are
c
onsidered Level 1.

Securities Owned/Sold but Not Yet Purchased (Note 5)
– Securities owned and sold, but not yet purchased are investments in ETFs, pass-through GSEs and corporate bonds. ETFs are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs and corporate bonds include consideration given to collateral characteristics and market assumptions related to yields, credit risk and prepayments and are therefore classified as Level 2.
Deferred Consideration (Note 11)
– Deferred consideration represents the present value of an obligation to pay gold into perpetuity.
The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Deferred consideration (Note 11)
Beginning balance	$198,784	$161,273	$173,024	$161,540
Net realized losses (1)	4,539	3,502	12,362	9,710
Net unrealized losses/(gains) (2)	8,870	6,306	34,436	5,939
Settlements	(4,445)	(3,441)	(12,074)	(9,549)

Ending balance	$207,748	$167,640	$207,748	$167,640

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.
(2)	Recorded as loss on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
5. Securities Owned/Sold, but Not Yet Purchased
These securities consist of the following:

	September 30, 2020	December 31, 2019
Securities Owned
Trading securities	$32,574	$17,319

Securities Sold, but not yet Purchased
Trading securities	$—	$582

The Company had no AFS debt securities at September 30, 2020 and December 31, 2019.
6. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	September 30, 2020	December 31, 2019
Debt instruments: Pass-through GSEs (amortized cost)	$501	$16,863

During the nine months ended September 30, 2020 and 2019, the Company received proceeds of $16,441 and $2,313, respectively, from
held-to-maturity
securities maturing or being called prior to maturity.
The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	September 30, 2020	December 31, 2019
Cost/amortized cost	$501	$16,863
Gross unrealized gains	37	38
Gross unrealized losses	(17)	(297)

Fair value	$521	$16,604

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee. In addition, no securities were determined to be other-than-temporarily impaired at December 31, 2019.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	September 30, 2020	December 31, 2019
Due within one year	$—	$—
Due one year through five years	—	2,000
Due five years through ten years	—	7,494
Due over ten years	501	7,369

Total	$501	$16,863

7. AdvisorEngine Inc. – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine Inc. (“AdvisorEngine”). The fair value of upfront consideration paid to the Company was $9,592.
Consideration also includes contingent payments totaling up to $10,408 which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. The fair value of the contingent payments was determined to be insignificant at closing and was measured using a Monte-Carlo simulation whereby forecasted revenue assumed during the first, second, third and fourth years was simulated forward in a risk-neutral framework to determine whether the revenues would exceed the pre-defined
revenue targets.
The table below presents the range and weighted averages of significant unobservable inputs utilized in the Monte-Carlo simulation (classified as Level 3 in the fair value hierarchy):

Unobservable Inputs (Initial Recognition – May 4, 2020 )
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
The contingent payments are subsequently remeasured when the contingency is resolved and the gain is realized.
Summarized below are the financial interests previously held:

	September 30, 2020			December 31, 2019
	Amortized Cost, plus Accrued Interest	Net Carrying Value		Amortized Cost, plus Accrued Interest	Net Carrying Value
Unsecured convertible note	$—	$—		$2,126	$2,126
Unsecured non-convertible note	—	—		31,184	26,046

Subtotal—Notes receivable	—	—		33,310	28,172
Preferred stock	—	—		25,000	—

Total	$—	$—	(1)	$58,310	$28,172	(1)

(1)
Net of an impairment of $30,138 at December 31, 2019. During the nine months ended September 30, 2020, the Company recorded an impairment of $19,672 on the carrying value of the notes receivable. During the three and nine months ended September 30, 2020, the Company recognized a gain of $225 and $1,093, respectively, arising from an adjustment to the estimated fair value of consideration received from the sale of its
 financial interests in AdvisorEngine. These gains were included in other gains and losses, net on the Consolidated Statements of Operations.

8. Notes Receivable
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine. See Note 7 for additional information.
Accrued Interest
Effective January 1, 2020, notes receivable were placed on
non-accrual
status. The Company recognized no interest income on notes receivable during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company recognized interest income of $633 and $1,856, respectively.
9. Investments
The following table sets forth the Company’s investments:

	September 30, 2020	December 31, 2019
Securrency – Preferred stock	$8,112	$8,112
Thesys Group, Inc. (“Thesys”)	—	3,080

Total	$8,112	$11,192

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
2016-01,
as it is not considered to be
in-substance
common stock and is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three and nine months ended September 30, 2020 based upon a qualitative assessment. In addition, there were no observable price changes during the reporting period.
Thesys
On June 20, 2017, the Company was issued 7,797,533 newly authorized shares of Series Y preferred stock (“Series Y Preferred”) of Thesys in connection with the resolution of a dispute related to the Company’s ownership stake in Thesys. The Series Y Preferred represents current ownership of approximately 19% of Thesys on a fully diluted basis. The Series Y Preferred is accounted for under the measurement alternative prescribed within ASU
2016-01
as it is not considered to be
in-substance
common stock and is assessed for impairment and similar observable transactions on a quarterly basis.
During the three and nine months ended September 30, 2020, the Company recognized an impairment of $3,080 on its Series Y Preferred as Thesys has underperformed financially when assessed against prior expectations. The carrying value of the Series Y Preferred was $0 and $3,080 at September 30, 2020 and December 31, 2019, respectively.
10. Fixed Assets, net
The following table summarizes fixed assets:

	September 30, 2020	December 31, 2019
Equipment	$2,576	$2,330
Furniture and fixtures	2,225	2,218
Leasehold improvements	10,976	10,989
Less: accumulated depreciation and amortization	(8,123)	(7,410)

Total	$7,654	$8,127

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
The Company determined the present value of the deferred consideration of $207,748 and $173,024 at September 30, 2020 and December 31, 2019 using the following assumptions:

	September 30, 2020	December 31, 2019
Forward-looking gold price (low) – per ounce	$1,889	$1,535
Forward-looking gold price (high) – per ounce	$2,678	$2,328
Forward-looking gold price (weighted average) – per ounce	$2,104	$1,757
Discount rate	10.0%	10.0%
Perpetual growth rate	0.9%	1.5%
The forward-looking gold prices at September 30, 2020 were extrapolated from the last observable price (beyond 2026) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. This obligation is classified as Level 3 as the discount rate, perpetual growth rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $17,202 and $13,953 and long-term amounts payable were $190,546 and $159,071, respectively, at September 30, 2020 and December 31, 2019, respectively.
During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following in respect of deferred consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual gold payments	$4,539	$3,502	$12,362	$9,710
Contractual gold payments – gold ounces paid	2,375	2,375	7,125	7,125
Loss on revaluation of deferred consideration – gold payments (1)	$(8,870)	$(6,306)	$(34,436)	$(5,939)

(1)	Losses arise due to increases in the forward-looking price of gold and the magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
12. Credit Facility
The following table provides a summary of the Company’s outstanding borrowings under its credit facility:

	September 30, 2020			December 31, 2019
	Term Loan		Revolver	Term Loan	Revolver
Amount borrowed	$179,000		$—	$200,000	$—
Amounts repaid	(179,000	) (1)	—	(21,000)	—

Amounts outstanding	—		—	179,000	—
Unamortized issuance costs	—		—	(3,044)	671

Carrying amount	$—		$—	$175,956	$671

Effective interest rate	4.15%		n/a	5.32%	n/a

(1)	Includes $5,000 and $174,000 repaid on March 31, 2020 and June 16, 2020, respectively.

On June 16, 2020, the Company terminated its credit facility by repaying $174,000 that was outstanding under its term loan and terminating the revolver. A loss on extinguishment of debt of $2,387 was recognized during the nine months ended September 30, 2020, which represented the write-off
of the remaining unamortized issuance costs.
Interest expense recognized on the credit facility during the three months ended September 30, 2019 was $2,832 and during the nine months ended September 30, 2020 and 2019 was $4,086 and $8,634, respectively.
13. Convertible Notes
On August 13, 2020, the Company issued and sold $25,000 in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “Additional Notes”) pursuant to an Indenture (the “Indenture”), dated June 16, 2020, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Additional Notes were issued at a price equal to 101% of the principal amount thereof, plus interest deemed to have accrued since June 16, 2020, and constitute a further issuance of, and form a single series with, the Company’s outstanding 4.25% Convertible Senior Notes due 2023 issued on June 16, 2020 in the aggregate principal amount of $150,000 (the “Existing Notes” and together with the Additional Notes, the “Convertible Notes”). Immediately after giving effect to the issuance of the Additional Notes, the Company had
$175,000 aggregate principal amount of Convertible Notes outstanding. The Company used approximately $28,297 of the net proceeds from the issuance of the Convertible Notes to repurchase 7,487,335 shares of the Company’s common stock at an average price of $3.78 per share.
Key terms of the Convertible Notes are as follows:

•	Maturity date : June 15, 2023, unless earlier converted, repurchased or redeemed.

•	Interest rate of 4.25% : Payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020.

•
Conversion price of $5.92
: Convertible at an initial conversion rate of 168.9189 shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $5.92 per share).

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

•
Conversion rate increase in certain customary circumstances
: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the Indenture) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 270.2702 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes (the equivalent of 47,297,285 shares of the Company’s common stock), subject to adjustment.

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
The following table provides a summary of the carrying value of the Convertible Notes at September 30, 2020:

	Total	Additional Notes	Existing Notes
Principal amount	$175,000	$25,000	$150,000
Plus: premium on Additional Notes	250	250	—

Gross proceeds	175,250	25,250	150,000
Less: Unamortized debt discount and issuance costs (1)	(9,431)	(1,613)	(7,818)

Carrying amount	$165,819	$23,637	$142,182

Effective interest rate (2)	6.29%	6.37%	6.28%

(1)	The debt discount arose from the bifurcation of the conversion option. The unamortized debt discount and issuance costs is reported net of the unamortized premium on the Additional Notes.

(2)
Includes amortization of the discount arising from the bifurcation of the conversion option, amortization of the issuance costs allocated to the Convertible Notes and amortization of the premium associated with the Additional Notes.

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
The Company estimated the fair value of the liability component of the Convertible Notes to be $170,191, which represents the present value of the future contractual payments, discounted using the Company’s estimated nonconvertible debt borrowing rate of 5.33% (classified as level 2 in the fair value hierarchy) on the pricing date. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $5,059 ($906 and $4,153 for the Additional Notes and Existing Notes, respectively) was allocated to the conversion option (along with a proportional share of issuance costs totaling $157
)
and was recorded in additional
paid-in
capital, net of deferred taxes.
Interest expense recognized during the three and nine months ended September 30, 2020 was $2,511 and $2,888, respectively. Interest payable of $2,173 at September 30, 2020 is included in accounts payable and other liabilities on the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $167,153 at September 30, 2020. The if-converted
value of the Convertible Notes did not exceed the principal amount at September 30, 2020.
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

The following is a summary of the Preferred Share balance:

	September 30, 2020	December 31, 2019
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

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
Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Preferred Shares was $50,690 and $71,630 at September 30, 2020 and December 31, 2019, respectively.
The carrying amount of the Preferred Shares was not
adjusted
as it was not probable that the Preferred Shares would become redeemable.
15. Leases
The Company has entered into operating leases for its corporate headquarters and other office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$796	$789	$2,384	$2,379
Short-term lease cost	299	322	941	1,094

Total lease cost	$1,095	$1,111	$3,325	$3,473

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$933	$902	$2,778	$2,662

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	8.9	9.6	8.9	9.6

Weighted-average discount rate – operating leases	6.3%	6.3%	6.3%	6.3%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.
The Company’s lease of its headquarters, which expires on August 20, 2029, includes an option to extend for an additional five years. Rent payable under the option is equal to the fair market rent of the premises
as determined by the landlord approximately six months prior to the commencement of the extension term. The lease also includes a cancellation option which is effective on August 21, 2024 and requires notice to be provided to the landlord at least 12 months prior. Triggering this option requires a cancellation payment of $4,236. The cancellation and extension options were not reasonably certain of being exercised and were therefore not recognized as part of the right-of-use
asset and lease liability.
Other leases also include extension, automatic renewal and termination provisions. These provisions were also not reasonably certain of being exercised and were therefore not recognized as part of the right-of-use
asset and lease liability.

The following table discloses future minimum lease payments at September 30, 2020 with respect to the Company’s operating lease liabilities:

Remainder of 2020	$907
2021	2,958
2022	2,958
2023	2,958
2024	3,037
2025 and thereafter	14,604

Total future minimum lease payments (undiscounted)	$27,422

The following table reconciles the future minimum lease payments (disclosed above) at September 30, 2020 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheet:

Amounts recognized in the Company’s Consolidated Balance Sheet
Lease liability – short term	$3,124
Lease liability – long term	17,849

Subtotal	20,973
Difference between undiscounted and discounted cash flows	6,449

Total future minimum lease payments (undiscounted)	$27,422

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
The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	September 30, 2020	December 31, 2019
Carrying Amount – Assets (Securrency)
Preferred stock (Note 9)	$8,112	$8,112

Carrying Amount – Assets (AdvisorEngine)
Unsecured convertible notes receivable	$—	$2,126
Unsecured non-convertible note receivable	—	26,046
Preferred stock	—	—

Total carrying amount (Note 7)	$—	$28,172

Total carrying amount – Assets	$8,112	$36,284

Maximum exposure to loss	$8,112	$36,284

18. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
Advisory fees	$63,919	$67,006	$184,077	$197,473
Other	721	712	2,563	2,023

Total operating revenues	$64,640	$67,718	$186,640	$199,496

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
Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
United States	$34,018	$42,030	$105,517	$127,799
Jersey	29,527	23,896	77,693	66,425
Ireland	1,095	1,164	3,065	3,491
Canada (Note 25)	—	628	365	1,781

Total operating revenues	$64,640	$67,718	$186,640	$199,496

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

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
Receivable from WTT	$11,191	$14,765
Receivable from ManJer Issuers	10,678	9,036
Receivable from WMAI and WTI	1,497	1,559
Receivable from WTAMC (Note 25)	—	227
Receivable from WTCS	54	80

Total	$23,420	$25,667

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advisory services provided to WTT	$33,767	$41,721	$104,757	$126,761
Advisory services provided to ManJer Issuers	27,397	21,758	71,325	60,398
Advisory services provided to WMAI and WTI	2,603	2,670	7,145	7,757
Advisory services provided to WTAMC (Note 25)	—	628	365	1,781
Advisory services provided to WTCS	152	229	485	776

Total	$63,919	$67,006	$184,077	$197,473

The Company also has investments in certain WisdomTree ETFs of approximately $23,906 and $16,886 at September 30, 2020 and December 31, 2019, respectively. Gains related to trading WisdomTree
ETFs during the three months ended September 30, 2020 and 2019 were $86 and $64, respectively, and during the nine months ended September 30, 2020 and 2019 were $94 and $212, respectively.
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
th
percentile.

Stock-based compensation during the three months ended September 30, 2020 and 2019 was $2,844 and $2,374, respectively, and during the nine months ended September 30, 2020 and 2019 was $9,003 and $8,581, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2020
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors	$12,669	1.49
A summary of stock-based compensation award activity during the three months ended September 30,
2020
is as follows:

	Stock Options	RSAs	RSUs	PRSUs
Balance at July 1, 2020	315,000	3,696,879	43,056	349,623
Granted	—	80,862	—	—
Exercised/vested	—	(53,955)	—	—
Forfeitures	—	(28,863)	—	(8,311)

Balance at September 30, 2020	315,000	3,694,923	43,056	341,312

21. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic (Loss)/Earnings per Share	2020	2019	2020	2019
Net (loss)/income	$(270)	$4,152	$(22,158)	$15,455
Less: Income distributed to participating securities	(556)	(539)	(1,663)	(1,622)
Less: Undistributed income allocable to participating securities	—	—	—	(18)

Net (loss)/income available to common stockholders – Basic EPS	$(826)	$3,613	$(23,821)	$13,815
Weighted average common shares (in thousands)	145,564	151,897	149,886	151,782

Basic (loss)/earnings per share	$(0.01)	$0.02	$(0.16)	$0.09

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted (Loss)/Earnings per Share	2020	2019	2020	2019

Net (loss)/income available to common stockholders	$(826)	$3,613	$(23,821)	$13,815
Add back: Undistributed income allocable to participating securities	—	—	—	18
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	—	—	(18)

Net (loss)/income available to common stockholders – Diluted EPS	$(826)	$3,613	$(23,821)	$13,815

Weighted Average Diluted Shares (in thousands) :
Weighted average common shares	145,564	151,897	149,886	151,782
Dilutive effect of common stock equivalents, excluding participating securities	—	135	—	172

Weighted average diluted shares, excluding participating securities (in thousands)	145,564	152,032	149,886	151,954

Diluted (loss)/earnings per share	$(0.01)	$0.02	$(0.16)	$0.09

Diluted (loss)/earnings per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the three and nine months ended September 30, 2020, there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive non-participating
common stock equivalents were 324,383 and 126,824 during the three months ended September 30, 2020 and 2019, respectively, and 441,331 and 64,866 during the nine months ended September 30
,

2020 and
 2019
, respectively
.
Potential common shares associated with the conversion option embedded in the Convertible Notes were excluded from the computation for the three and nine months ended September 30, 2020 as the Company’s average stock price during those respective periods was lower than the conversion price of $5.92 per share.
The following table reconciles weighted average diluted shares as reported on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 to the weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above:

	Three Months Ended September 30,			Nine Months Ended September 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2020		2019	2020		2019
Weighted average diluted shares as disclosed on the consolidated statements of operations	145,564	(1)	167,163	149,886	(1)	166,944
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 14)	—		(14,750)	—		(14,750)
Potentially dilutive restricted stock awards	—		(381)	—		(240)

Weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above	145,564		152,032	149,886		151,954

(1)
Excludes 15,307,153 and 14,997,269 participating securities and 4,669 and 5,437 potentially dilutive non-participating
common stock equivalents for the three and nine months ended September 30, 2020 as the Company reported a net loss for the period.

22. Income Taxes
Effective Income Tax Rate – Three and Nine Months Ended September 30, 2020
The Company’s effective income tax rate during the three months ended September 30, 2020 of 123.7% resulted in income tax expense of $1,408. The tax rate differs from the federal statutory tax rate of 21% primarily due to a non-deductible
loss on revaluation of deferred consideration. This loss was partly offset by a lower tax rate on foreign earnings.
The Company’s effective income tax rate for the nine months ended September 30, 2020 of 7.4% resulted in an income tax benefit of $1,767. The tax rate differs from the federal statutory rate of 21% primarily due to a valuation allowance on capital losses, a non-deductible
loss on revaluation of deferred consideration and tax shortfalls associated with the vesting and exercise of stock-based compensation awards. These items were partly offset by a $5,981 reduction in unrecognized tax benefits, a $2,877 non-taxable

gain recognized upon sale of the Canadian ETF business in the first quarter, a tax benefit of $
2,842
recognized in connection with the release of a deferred tax asset valuation
allowance on interest
carryforwards
arising from our debt previously held in the United Kingdom and a lower tax rate on foreign earnings.

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2019
The Company’s effective income tax rate during the three months ended September 30, 2019 of 51.9% resulted in income tax expense of $4,483. The tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, a non-deductible
loss on revaluation of deferred consideration,
non-deductible
executive compensation and state and local income taxes, partly offset by a lower tax rate on foreign earnings.
The Company’s effective income tax rate during the nine months ended September 30, 2019 of 31.2% resulted in income tax expense of $7,021. The tax rate differs from the federal statutory tax rate of 21% primarily due to a valuation allowance on foreign net operating losses, a non-deductible
loss on revaluation of deferred consideration, state and local income taxes and tax shortfalls associated with the vesting and exercise of stock-based compensation awards, partly offset by a $4,309 reduction in unrecognized tax benefits and a lower tax rate on foreign earnings.
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Deferred tax assets:
Capital losses	$16,734	$8,226
Operating lease liabilities	5,096	5,529
Interest carryforwards	2,582	2,615
NOLs – International	2,069	6,721
Accrued expenses	1,992	4,054
Stock-based compensation	1,793	1,754
Goodwill and intangible assets	1,526	1,671
NOLs – U.S.	514	642
Outside basis differences	123	123
Other	110	218

Deferred tax assets	32,539	31,553

Deferred tax liabilities:
Right of use assets – operating leases	4,038	4,400
Fixed assets and prepaid assets	1,328	1,326
Allocated equity component of convertible note	1,132	—
Unrealized gains	—	744

Deferred tax liabilities	6,498	6,470

Total deferred tax assets less deferred tax liabilities	26,041	25,083
Less: valuation allowance	(18,926)	(17,685)

Deferred tax assets, net	$7,115	$7,398

Net Operating and Capital Losses – U.S
.
The Company’s tax effected net operating losses (“NOLs”) at September 30, 2020 were $514 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at September 30, 2020 and December 31, 2019 were $16,734 and $8,226, respectively. The change in capital losses is due to the impairment recognized on the Company’s financial interests in AdvisorEngine (Note 7) and a capital loss recognized upon sale of the Canadian ETF business.
Net Operating Losses and Interest Carryforwards – International
Certain of the Company’s European subsidiaries generated NOLs and interest carryforwards outside the U.S. These tax effected NOLs and interest carryforwards were $4,651 and $9,336 at September 30, 2020 and December 31, 2019, respectively. All of these amounts are carried forward indefinitely. The reduction in NOLs was due to the sale of the Company’s Canadian ETF business, which occurred on February 19, 2020 (Note 25).
Valuation Allowance
During the nine months ended September 30, 2020, the Company reduced the valuation allowance on its deferred tax assets by $2,842 associated with interest carryforwards in the United Kingdom. The Company has determined that it is more likely than not that these interest carryforwards will be utilized as the Company extinguished its term loan on June 16, 2020 and is therefore no longer accumulating non-deductible
interest carryforwards in the United Kingdom.

T
he Company also generates profits in that jurisdiction and unused amounts are carried forward indefinitely.

The Company’s remaining valuation allowance has been established on its capital losses, international net operating losses and outside basis differences as it is more-likely-than-not
that these deferred tax assets will not be realized.
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
In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits during the three and nine months ended September 30, 2020:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2020	$32,101	$25,998	$6,103
Decrease—Lapse of statute of limitations (1)	(5,981)	(4,620)	(1,361)
Increases	76	—	76
Foreign currency translation (2)	(1,767)	(1,432)	(335)

Balance at March 31, 2020	$24,429	$19,946	$4,483
Increases	76	—	76
Foreign currency translation (2)	(141)	(115)	(26)

Balance at June 30, 2020	$24,364	$19,831	$4,533
Increases	81	—	81
Foreign currency translation (2)	1,057	860	197

Balance at September 30, 2020	$25,502	$20,691	$4,811

(1)
Recorded as an income tax benefit of $5,981 during the nine months ended September 30, 2020, along with an equal and offsetting amount recorded in other gains and losses, net, to recognize a reduction in the indemnification asset. During the nine months ended
September
 30, 2019, an income tax benefit of $4,309 was recorded along with an equal and offsetting amount in other gains and losses, net.

(2)	The gross unrecognized tax benefits were accrued in British pounds.
The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount.
The gross unrecognized tax benefits and interest and penalties totaling $25,502 and $32,101 at September 30, 2020 and December 31, 2019, respectively, are included in other non-current
liabilities on the Consolidated Balance Sheets. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $4,756 (including interest and penalties of $1,427) in the next 12 months upon lapsing of the statute of limitations.
At September 30, 2020, there were $25,502 of unrecognized tax benefits (including interest and penalties) that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. The Company’s federal tax return and ManJer’s tax return (a Jersey-based subsidiary) for the year ended December 31, 2016 is currently under review by the relevant tax authorities. The Company is indemnified by ETFS Capital for any potential exposure associated with ManJer’s tax return under audit.

The Company is not currently under audit in any other income tax jurisdictions. As of September 30, 2020, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2016.
Undistributed Earnings of Foreign Subsidiaries
Due to the imposition of the Global Intangible
Low-Taxed
Income (“GILTI”) provisions, all unremitted earnings are no longer subject to U.S. federal income tax; however, there could be U.S. state and/or foreign withholding taxes upon distribution of such unremitted earnings. The Company recognizes deferred tax liabilities for withholding taxes that may become payable, where applicable, upon the distribution of earnings and profits from foreign subsidiaries unless considered permanent in duration. As of September 30, 2020, the Company considers all undistributed foreign earnings and profits to be permanent in duration.
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
During the three and nine months ended September 30, 2020, the Company repurchased 1,066,261 shares and 8,189,973 shares of its common stock, respectively, under this program for an aggregate cost of $4,535 and $30,979, respectively.
During the three and nine months ended September 30, 2019, the Company repurchased 13,300 shares and 338,578 shares of its common stock, respectively, under this program for an aggregate cost of $80 and $2,187, respectively.
Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records. As of September 30, 2020, $52,410 remained under this program for future purchases.
24. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2020	$85,856

Changes	—

Balance at September 30, 2020	$85,856

Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the United Kingdom. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets (Indefinite-Lived)
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Total
Balance at January 1, 2020	$601,247	$2,047	$603,294
Decreases (1)	—	(1,992)	(1,992)
Foreign currency translation	—	(55)	(55)

Balance at September 30, 2020	$601,247	$—	$601,247

(1)	Derecognized upon the sale of the Company’s Canadian ETF business (Note 25).

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
25. Exit Activities
The following table summarizes operating losses recognized by the Company’s wholly-owned subsidiaries that have either been sold or liquidated during reporting periods covered by its consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
WTAMC	$—	$502	$428	$1,886
WisdomTree Japan Inc. (“WTJ”) (1)	—	85	—	550

Total	$—	$587	$428	$2,436

(1)	WTJ also recognized an impairment expense of $572 in connection with the termination of its office lease on March 31, 2019.
Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WTAMC to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and will receive additional cash consideration of CDN $2,000 to $8,000, depending on the achievement of certain AUM growth targets over the next three years.
During the nine months ended September 30, 2020, the Company recognized a $2,877 gain on sale which was recorded in other gains and losses, net on the Consolidated Statements of Operations and represents the difference between the minimum cash consideration payable to the Company and the carrying value of WTAMC’s net assets upon disposition. Contingent payments, if any, are recognized by the Company when the contingency is resolved and the gain is realized.
Restructuring of Distribution Strategy in Japan
In July 2018, the Company determined to restructure its distribution strategy in Japan
.
As a result, WTJ ceased operations and was liquidated in September 2019.
26. Impairments
The following table summarizes impairments recognized by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AdvisorEngine – Financial Interests (Note 7)	$—	$—	$19,672	$—
Thesys – Series Y Preferred (Note 9)	3,080	—	3,080	—
WTJ (Note 25)	—	—	—	572

Total	$3,080	$—	$22,752	$572

27. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 and Quarterly Reports on Form
10-Q
for the quarters ended March 31, 2020 and June 30, 2020. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Executive Summary
Introduction
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $60.7 billion globally as of September 30, 2020. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
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
COVID-19
Impact on our Business
Our operating revenues are directly correlated with the AUM that we manage. Our average AUM and revenues increased 9.9% and 11.2%, respectively, from the prior quarter principally from market appreciation. While our operating expenses increased 7.7% from the prior quarter, they are 10.1% lower on year to date basis as we continue to manage discretionary spending due to the uncertain market conditions arising from the
COVID-19
pandemic.
The pandemic has not adversely impacted our capital management strategy. In August 2020, we issued and sold $25.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 on the same terms as those issued in the prior quarter. We also repurchased $4.5 million of our common stock during the current quarter ($31.0 million year-to-date).
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

Planned Reduction in Office Footprint
Throughout the
COVID-19
pandemic, we have been operating our business remotely without disruption. The virtual work environment has led to efficiencies, increased transparency and further collaboration throughout our business. We have therefore decided to adopt a “remote first” philosophy with plans to significantly reduce our office footprints in New York and London.
We are planning to market our New York office space for sublease, allow our London office lease to expire and seek reduced space in both locations. In connection with these actions, we anticipate recording an impairment charge of $9.0 million to $12.0 million. We also anticipate that our reduced office footprint will achieve $3.0 million to $4.0 million of annual cost savings.
The timing of the impairment charge and realization of cost savings is highly dependent on our ability to secure a subtenant which we are estimating may occur by late 2021 or early 2022. The ultimate magnitude of these estimates is subject to market rent received and the duration of the sublease, market rents paid for new space, the actual amount of direct costs incurred and the discount rate used remeasure the carrying value of assets associated with our current office space, amongst other factors.
Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income,
leveraged-and-inverse,
currency and alternative strategies. The chart below sets forth the asset mix of our ETPs at September 30, 2019, June 30, 2020 and September 30, 2020:

Market Environment
During the third quarter of 2020, the United States and Asian financial markets performed favorably while the Eurozone market was largely unchanged. Economic stimulus measures and loose monetary policies continue to counterbalance the adverse effect of the
COVID-19
pandemic on the global economy. Equity securities across all developed and emerging markets advanced, while government bonds were largely unchanged. Gold prices also appreciated during the quarter.
During the third quarter of 2020, the S&P 500 advanced 8.9%, MSCI EAFE (local currency) advanced 1.3%, MSCI Emerging Markets Index (U.S. dollar) advanced 9.7% and gold prices rose 6.7%. In addition, the European and Japanese equities markets both appreciated with the MSCI EMU Index and MSCI Japan Index increasing 0.2% and 4.7%, respectively, in local currency terms for the quarter. Also, the U.S. dollar weakened 4.3%, 4.1% and 1.7% versus the British pound, Euro and Japanese yen, respectively.

U.S. listed ETF Industry Flows
U.S. listed ETF net flows for the three months ended September 30, 2020 were $112.5 billion. Fixed income, U.S. equity, international equity and commodities gathered the majority of those flows.

Source: Bloomberg, Investment Company Institute, WisdomTree
European ETP Industry Flows
European ETP net flows were $34.2 billion for the three months ended September 30, 2020. Equities and fixed income gathered the majority of those flows.

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
Our Canadian ETF business reported operating losses during the nine months ended September 30, 2020 of $0.4 million and during the three and nine months ended September 30, 2019 of $0.5 million and $1.9 million, respectively.

U.S. Listed ETFs
Our U.S. listed ETFs’ AUM increased from $31.3 billion at June 30, 2020 to $33.3 billion at September 30, 2020 due to market appreciation and net inflows.

International Listed ETPs
Our international ETPs’ AUM increased from $26.3 billion at June 30, 2020 to $27.4 billion at September 30, 2020 due to market appreciation, partly offset by net outflows.

Consolidated Operating Results
The following table sets forth our revenues and net (loss)/income for the most recent five quarters:

•
Revenues
– We recorded operating revenues of $64.6 million during the three months ended September 30, 2020, down 4.5% from the three months ended September 30, 2019 due to a 2 basis point decline in our average global advisory fee arising from AUM mix shift, notwithstanding the increase in our average AUM.

•
Operating Expenses
– Total operating expenses decreased 3.3% from the three months ended September 30, 2019 to $49.9 million due to lower sales and business development costs, partly offset by higher contractual gold payments due to higher average gold prices.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, losses on revaluation of deferred consideration – gold payments, impairments, loss on extinguishment of debt and other gains and losses. For the three months ended September 30, 2020 and 2019, the losses on revaluation of deferred consideration – gold payments were $8.9 million and $6.3 million, respectively.

•
Net (loss)/income
– We reported a net loss of ($0.3) million during the three months ended September 30, 2020, compared to net income of $4.2 million during the three months ended September 30, 2019. The change in net (loss)/income was impacted by the change in revenue and expenses described above, an impairment charge of $3.1 million recorded in the current period and an increase in the loss on revaluation of deferred consideration – gold payments of $2.6 million.

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
GLOBAL ETPs (in millions)
Beginning of period assets	$57,647	$50,323	$60,389	$63,615	$54,094
Assets sold	—	—	—	(778)	—
Inflows/(outflows)	(468)	126	(698)	(878)	206
Market appreciation/(depreciation)	3,560	7,494	471	(904)	5,949
Fund closures	(46)	(296)	(181)	(362)	(268)

End of period assets	$60,693	$57,647	$59,981	$60,693	$59,981

Average assets during the period	$61,194	$55,689	$60,306	$58,901	$58,855
Average ETF advisory fee during the period	0.42%	0.41%	0.44%	0.42%	0.45%
Number of ETFs – end of the period	305	311	348	305	348
U.S. LISTED ETFs (in millions)
Beginning of period assets	$31,344	$28,893	$39,220	$40,600	$35,486
Inflows/(outflows)	575	(1,474)	(1,198)	(2,172)	(1,217)
Market appreciation/(depreciation)	1,373	4,039	(430)	(5,012)	3,410
Fund closures	—	(114)	—	(124)	(87)

End of period assets	$33,292	$31,344	$37,592	$33,292	$37,592

Average assets during the period	$32,962	$30,607	$37,857	$33,502	$38,288
Average ETF advisory fee during the period	0.41%	0.41%	0.44%	0.42%	0.45%
Number of ETFs – end of the period	67	67	80	67	80
INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$26,303	$21,430	$21,169	$23,015	$18,608
Assets sold	—	—	—	(778)	—
Inflows/(outflows)	(1,043)	1,600	500	1,294	1,423
Market appreciation/(depreciation)	2,187	3,455	901	4,108	2,539
Fund closures	(46)	(182)	(181)	(238)	(181)

End of period assets	$27,401	$26,303	$22,389	$27,401	$22,389

Average assets during the period	$28,232	$25,082	$22,449	$25,399	$20,567
Average ETP advisory fee during the period	0.42%	0.41%	0.44%	0.41%	0.45%
Number of ETPs—end of period	238	244	268	238	268
PRODUCT CATEGORIES (in millions)
Commodity & Currency
Beginning of period assets	$24,260	$19,823	$18,204	$20,074	$15,976
Inflows/(outflows)	(1,087)	1,316	511	821	1,354
Market appreciation/(depreciation)	2,036	3,121	998	4,314	2,383

End of period assets	$25,209	$24,260	$19,713	$25,209	$19,713

Average assets during the period	$25,959	$23,037	$19,558	$23,134	$17,643
U.S. Equity
Beginning of period assets	$13,997	$12,151	$15,889	$17,732	$13,211
Inflows/(outflows)	897	(241)	239	371	986
Market appreciation/(depreciation)	718	2,087	153	(2,491)	2,084

End of period assets	$15,612	$13,997	$16,281	$15,612	$16,281

Average assets during the period	$15,139	$13,302	$15,872	$14,817	$15,453
International Developed Market Equity
Beginning of period assets	$8,821	$8,632	$13,313	$13,011	$14,232
Inflows/(outflows)	(587)	(965)	(1,009)	(2,649)	(3,318)
Market appreciation/(depreciation)	369	1,154	(135)	(1,759)	1,255

End of period assets	$8,603	$8,821	$12,169	$8,603	$12,169

Average assets during the period	$8,819	$8,760	$12,379	$9,675	$13,390

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Emerging Market Equity
Beginning of period assets	$5,413	$4,600	$5,966	$6,400	$5,201
Inflows/(outflows)	257	(25)	176	301	423
Market appreciation/(depreciation)	309	838	(443)	(722)	75

End of period assets	$5,979	$5,413	$5,699	$5,979	$5,699

Average assets during the period	$5,913	$5,129	$5,729	$5,654	$5,604
Fixed Income
Beginning of period assets	$3,530	$3,527	$3,946	$3,585	$2,244
Inflows/(outflows)	76	(53)	(594)	44	1,062
Market appreciation/(depreciation)	24	56	(15)	1	31

End of period assets	$3,630	$3,530	$3,337	$3,630	$3,337

Average assets during the period	$3,605	$3,523	$3,731	$3,594	$3,570
Leveraged & Inverse
Beginning of period assets	$1,349	$882	$989	$995	$964
Inflows/(outflows)	(10)	312	12	314	78
Market appreciation/(depreciation)	92	155	1	122	(40)

End of period assets	$1,431	$1,349	$1,002	$1,431	$1,002

Average assets during the period	$1,481	$1,163	$1,019	$1,218	$1,039
Alternatives
Beginning of period assets	$225	$244	$434	$358	$508
Inflows/(outflows)	(4)	(29)	(17)	(99)	(101)
Market appreciation/(depreciation)	8	10	1	(30)	11

End of period assets	$229	$225	$418	$229	$418

Average assets during the period	$226	$226	$428	$260	$455
Closed ETPs
Beginning of period assets	$52	$464	$1,648	$1,460	$1,758
Assets sold	—	—	—	(778)	—
Inflows/(outflows)	(10)	(189)	(16)	19	(278)
Market appreciation/(depreciation)	4	73	(89)	(339)	150
Fund closures	(46)	(296)	(181)	(362)	(268)

End of period assets	$—	$52	$1,362	$—	$1,362

Average assets during the period	$52	$549	$1,590	$549	$1,701

Headcount:	211	214	212	211	212
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Selected Operating and Financial Information

	Three Months Ended September 30,		Change	Percent Change
	2020	2019
Global AUM (in millions)
Average global AUM	$61,194	$60,306	$888	1.5%

Operating Revenues (in thousands)
Advisory fees	$63,919	$67,006	$(3,087)	(4.6%)
Other income	721	712	9	1.3%

Total revenues	$64,640	$67,718	$(3,078)	(4.5%)

Average Global AUM
Our average global AUM increased 1.5% from $60.3 billion at September 30, 2019 to $61.2 billion at September 30, 2020 principally due to the magnitude of market appreciation recognized in the current quarter in relation to the prior quarter.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 4.6% from $67.0 million during the three months ended September 30, 2019 to $63.9 million in the comparable period in 2020 due to a 2 basis point decline in our average global advisory fee arising from AUM mix shift, notwithstanding the increase in our average AUM. Our average global advisory fee was 0.44% and 0.42% during the three months ended September 30, 2019 and 2020, respectively.
Other income
Other income was essentially unchanged from the three months ended September 30, 2019.
Operating Expenses

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2020	2019
Compensation and benefits	$19,098	$18,880	$218	1.2%
Fund management and administration	15,219	15,110	109	0.7%
Marketing and advertising	2,996	3,022	(26)	(0.9%)
Sales and business development	2,386	4,354	(1,968)	(45.2%)
Contractual gold payments	4,539	3,502	1,037	29.6%
Professional and consulting fees	950	1,259	(309)	(24.5%)
Occupancy, communications and equipment	1,611	1,549	62	4.0%
Depreciation and amortization	253	259	(6)	(2.3%)
Third-party distribution fees	1,233	1,503	(270)	(18.0%)
Acquisition and disposition-related costs	—	190	(190)	n/a
Other	1,611	1,959	(348)	(17.8%)

Total operating expenses	$49,896	$51,587	$(1,691)	(3.3%)

	Three Months Ended September 30,
As a Percent of Revenues:	2020	2019
Compensation and benefits	29.6%	27.9%
Fund management and administration	23.5%	22.3%
Marketing and advertising	4.6%	4.5%
Sales and business development	3.7%	6.5%
Contractual gold payments	7.0%	5.2%
Professional and consulting fees	1.5%	1.9%
Occupancy, communications and equipment	2.5%	2.2%

	Three Months Ended September 30,
As a Percent of Revenues:	2020	2019
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	1.9%	2.2%
Acquisition and disposition-related costs	—	0.2%
Other	2.5%	2.9%

Total expenses	77.2%	76.2%

Compensation and benefits
Compensation and benefits expense was essentially unchanged from the three months ended September 30, 2019. Headcount was 212 and 211 at September 30, 2019 and September 30, 2020, respectively.
Fund management and administration
Fund management and administration expense was essentially unchanged from the three months ended September 30,2019 as higher variable fees associated with higher average global AUM was offset by lower expenses due to the sale of our Canadian ETF business which was completed in February 2020. We had 80 U.S. listed ETFs and 268 international listed ETPs at September 30, 2019 compared to 67 U.S. listed ETFs and 238 international listed ETPs at September 30, 2020.
Marketing and advertising
Marketing and advertising expense was essentially unchanged from the three months ended September 30, 2019.
Sales and business development
Sales and business development expense decreased 45.2% from $4.4 million during the three months ended September 30, 2019 to $2.4 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Contractual gold payments
Contractual gold payments expense increased 29.6% from $3.5 million during the three months ended September 30, 2019 to $4.5 million in the comparable period in 2020. This expense was associated with the payment of 2,375 ounces of gold and was calculated using the average daily spot price of $1,474 and $1,911 per ounce during the three months ended September 30, 2019 and 2020, respectively.
Professional and consulting fees
Professional and consulting fees decreased 24.5% from $1.3 million during the three months ended September 30, 2019 to $1.0 million in the comparable period in 2020 due to lower corporate consulting-related expenses.
Occupancy, communications and equipment
Occupancy, communications and equipment expense was essentially unchanged from the three months ended September 30, 2019.
Depreciation and amortization
Depreciation and amortization expense was essentially unchanged from the three months ended September 30, 2019.
Third-party distribution fees
Third-party distribution fees decreased 18.0% from $1.5 million during the three months ended September 30, 2019 to $1.2 million in the comparable period in 2020 primarily due to lower fees for platform relationships.
Other
Other expenses decreased 17.8% from $2.0 million during the three months ended September 30, 2019 to $1.6 million in the comparable period in 2020 primarily due to lower office-related and travel expenses as a result of our employees working remotely.

Other Income/(Expenses)

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2020	2019
Interest expense	$(2,511)	$(2,832)	$321	(11.3%)
Loss on revaluation of deferred consideration – gold payments	(8,870)	(6,306)	(2,564)	40.7%
Interest income	111	799	(688)	(86.1%)
Impairments	(3,080)	—	(3,080)	n/a
Other gains, net	744	843	(99)	(11.7%)

Total other income/(expenses)	$(13,606)	$(7,496)	$(6,110)	81.5%

	Three Months Ended September 30,
As a Percent of Revenues:	2020	2019
Interest expense	(3.9%)	(4.2%)
Loss on revaluation of deferred consideration – gold payments	(13.7%)	(9.3%)
Interest income	0.2%	1.1%
Impairments	(4.8%)	n/a
Other gains, net	1.2%	1.2%

Total other income/(expenses)	(21.0%)	(11.2%)

Interest expense
Interest expense decreased 11.3% from $2.8 million during the three months ended September 30, 2019 to $2.5 million in the comparable period in 2020 primarily due to a lower level of debt outstanding. Our effective interest rate during the three months ended September 30, 2019 and 2020 was 5.2% and 6.2%, respectively, and includes our cost of borrowing and amortization of debt discount and issuance costs.
Loss on revaluation of deferred consideration – gold payments
We recognized a loss on revaluation of deferred consideration of $6.3 million and $8.9 million during the three months ended September 30, 2019 and 2020, respectively. The loss in the each quarter was due to an increase in the forward-looking price of gold when compared to the forward-looking gold curve at the end of the prior quarter. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income decreased 86.1% from $0.8 million during the three months ended September 30, 2019 to $0.1 million in the comparable period in 2020 as paid-in-kind
interest income was accrued in the prior period on our former AdvisorEngine Inc. (“AdvisorEngine”) notes receivable.
Impairments
During the three months ended September 30, 2020, we recognized a non-cash
impairment charge of $3.1 million related to our investment in Thesys Group, Inc. (See Note 9 to our Consolidated Financial Statements).
Other gains, net
Other gains, net were $0.8 million and $0.7 million during the three months ended September 30, 2019 and 2020, respectively. Included in the three months ended September 30, 2020 is a gain of $0.2 million arising from an adjustment to the fair value of consideration received from the exit of our investment in AdvisorEngine. During the three months ended September 30, 2019, we recorded a gain of $0.4 million resulting from the recognition of the foreign currency translation adjustment upon the liquidation of our Japan business. In addition, gains and losses generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income taxes
Our effective income tax rate for the three months ended September 30, 2020 of 123.7% resulted in income tax expense of $1.4 million. Our tax rate differs from the federal statutory tax rate of 21% primarily due to a non-deductible
loss on revaluation of deferred consideration. This loss was partly offset by a lower tax rate on foreign earnings.

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
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Selected Operating and Financial Information

	Nine Months Ended September 30,		Change	Percent Change
	2020	2019
Global AUM (in millions)
Average global AUM	$58,901	$58,855	$46	0.0%

Operating Revenues (in thousands)
Advisory fees	$184,077	$197,473	$(13,396)	(6.8%)
Other income	2,563	2,023	540	26.7%

Total revenues	$186,640	$199,496	$(12,856)	(6.4%)

Average Global AUM
Our average global AUM was essentially unchanged from the nine months ended September 30, 2019.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 6.8% from $197.5 million during the nine months ended September 30, 2019 to $184.1 million in the comparable period in 2020 due to a 3 basis point decline in our average global advisory fee arising from AUM mix. Our average global ETP advisory fee declined from 0.45% during the nine months ended September 30, 2019 to 0.42% during the nine months ended September 30, 2020.
Other income
Other income increased 26.7% from $2.0 million during the nine months ended September 30, 2019 to $2.6 million in the comparable period in 2020 primarily due to higher creation/redemption fees associated with our international listed products.
Operating Expenses

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2020	2019
Compensation and benefits	$53,848	$61,481	$(7,633)	(12.4%)
Fund management and administration	44,165	45,852	(1,687)	(3.7%)
Marketing and advertising	7,413	8,612	(1,199)	(13.9%)
Sales and business development	7,984	12,947	(4,963)	(38.3%)
Contractual gold payments	12,362	9,710	2,652	27.3%
Professional and consulting fees	3,580	4,037	(457)	(11.3%)
Occupancy, communications and equipment	4,805	4,715	90	1.9%
Depreciation and amortization	760	792	(32)	(4.0%)
Third-party distribution fees	3,928	5,822	(1,894)	(32.5%)
Acquisition and disposition-related costs	416	536	(120)	(22.4%)
Other	5,204	6,267	(1,063)	(17.0%)

Total expenses	$144,465	$160,771	$(16,306)	(10.1%)

	Nine Months Ended September 30,
As a Percent of Revenues:	2020	2019
Compensation and benefits	28.8%	30.8%
Fund management and administration	23.7%	23.0%
Marketing and advertising	4.0%	4.3%

	Nine Months Ended September 30,
As a Percent of Revenues:	2020	2019
Sales and business development	4.3%	6.5%
Contractual gold payments	6.6%	4.9%
Professional and consulting fees	1.9%	2.0%
Occupancy, communications and equipment	2.6%	2.4%
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	2.1%	2.9%
Acquisition and disposition-related costs	0.2%	0.3%
Other	2.8%	3.1%

Total expenses	77.4%	80.6%

Compensation and benefits
Compensation and benefits expense decreased 12.4% from $61.5 million during the nine months ended September 30, 2019 to $53.8 million in the comparable period in 2020 due to lower incentive compensation accruals as well as $3.5 million of severance expense included in the prior period.
Fund management and administration
Fund management and administration expense decreased 3.7% from $45.9 million during the nine months ended September 30, 2019 to $44.2 million in the comparable period in 2020 primarily due to lower variable fees associated with lower average AUM of our U.S. listed products, partly offset by higher average AUM of our international listed products. These expenses were also lower as a result of the sale of our Canadian ETF business in February 2020.
Marketing and advertising
Marketing and advertising expense decreased 13.9% from $8.6 million during the nine months ended September 30, 2019 to $7.4 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Sales and business development
Sales and business development expense decreased 38.3% from $12.9 million during the nine months ended September 30, 2019 to $8.0 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Contractual gold payments
Contractual gold payments expense increased 27.3% from $9.7 million during the nine months ended September 30, 2019 to $12.4 million in the comparable period in 2020. This expense was associated with the payment of 7,125 ounces of gold and was calculated using the average daily spot price of $1,363 and $1,735 per ounce during the nine months ended September 30, 2019 and 2020, respectively.
Professional and consulting fees
Professional and consulting fees decreased 11.3% from $4.0 million during the nine months ended September 30, 2019 to $3.6 million in the comparable period in 2020 due to lower corporate consulting-related expenses.
Occupancy, communications and equipment
Occupancy, communications and equipment expense was essentially unchanged from the nine months ended September 30, 2019.
Depreciation and amortization
Depreciation and amortization expense was essentially unchanged from the nine months ended September 30, 2019.
Third-party distribution fees
Third-party distribution fees decreased 32.5% from $5.8 million during the nine months ended September 30, 2019 to $3.9 million in the comparable period in 2020 primarily due to lower fees for platform relationships.

Acquisition and disposition-related costs
Acquisition and disposition-related costs were essentially unchanged from the nine months ended September 30, 2019.
Other
Other expenses decreased 17.0% from $6.3 million during the nine months ended September 30, 2019 to $5.2 million in the comparable period in 2020 primarily due to lower office-related and travel expenses as a result of our employees working remotely.
Other Income/(Expenses)

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2020	2019
Interest expense	$(6,974)	$(8,634)	$1,660	(19.2%)
Loss on revaluation of deferred consideration – gold payments	(34,436)	(5,939)	(28,497)	479.8%
Interest income	393	2,396	(2,003)	(83.6%)
Impairments	(22,752)	(572)	(22,180)	3,877.6%
Loss on extinguishment of debt	(2,387)	—	(2,387)	n/a
Other gains and losses, net	56	(3,500)	3,556	n/a

Total other income/(expenses)	$(66,100)	$(16,249)	$(49,851)	306.8%

	Nine Months Ended September 30,
As a Percent of Revenues:	2020	2019
Interest expense	(3.7%)	(4.3%)
Loss on revaluation of deferred consideration – gold payments	(18.4%)	(3.0%)
Interest income	0.2%	1.2%
Impairments	(12.2%)	(0.3%)
Loss on extinguishment of debt	(1.3%)	n/a
Other gains and losses, net	0.0%	(1.7%)

Total other income/(expenses)	(35.4%)	(8.1%)

Interest expense
Interest expense decreased 19.2% from $8.6 million during the nine months ended September 30, 2019 to $7.0 million in the comparable period in 2020 due to a lower level of debt outstanding. Our effective interest rate during the nine months ended September 30, 2019 and 2020 was 5.4% and 5.3%, respectively, and includes our cost of borrowing and amortization of debt discount and issuance costs.
Loss on revaluation of deferred consideration
We recognized a loss on revaluation of deferred consideration of $5.9 million and $34.4 million during the nine months ended September 30, 2019 and 2020, respectively. The loss in each period was due to an increase in the forward-looking price of gold when compared to the forward-looking gold curve at the beginning of each respective year. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income decreased 83.6% from $2.4 million during the nine months ended September 30, 2019 to $0.4 million in the comparable period in 2020 as paid-in-kind
interest income was accrued in the prior period on our former AdvisorEngine notes receivable.
Impairments
During the nine months ended September 30, 2020, we recognized non-cash
impairment charges totaling $22.8 million, including $3.1 million related to our investment in Thesys and $19.7 million related to our investment in AdvisorEngine (See Notes 9 and 7 to our Consolidated Financial Statements). During the nine months ended September 30, 2019, we recognized a non-cash
impairment charge of $0.6 million in connection with the termination of our Japan office lease.

Loss on extinguishment of debt
During the nine months ended September 30, 2020, we recognized a non-cash
loss on extinguishment of debt of $2.4 million arising from the acceleration of debt issuance cost amortization in connection with the termination of our former credit facility on June 16, 2020. See Note 12 to our Consolidated Financial Statements.
Other gains and losses, net
Other gains and losses, net were ($3.5) million and $0.1 million during the nine months ended September 30, 2019 and 2020, respectively. This includes a charge recorded during the nine months ended September 30, 2019 and 2020 of $4.3 million and $6.0 million, respectively, arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. In addition, during the nine months ended September 30, 2020, we recognized a gain of $2.9 million associated with the sale of our Canadian ETF business (See Note 25 to our Consolidated Financial Statements) and a gain of $1.1 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income taxes
Our effective income tax rate for the nine months ended September 30, 2020 of 7.4% resulted in an income tax benefit of $1.8 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a valuation allowance on capital losses, a non-deductible
loss on revaluation of deferred consideration and tax shortfalls associated with the vesting and exercise of stock-based compensation awards. These items were partly offset by a $6.0 million reduction in unrecognized tax benefits, a $2.9 million non-taxable
gain recognized upon sale of our Canadian ETF business in the first quarter, a tax benefit of $2.8 million recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from our debt previously held in the United Kingdom and a lower tax rate on foreign earnings.
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

➣
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

➣
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

➣
Interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the convertible notes
: GAAP requires convertible instruments to be separated into their liability and equity components by allocating the issuance proceeds to each of those components. The liability component for convertible instruments that qualify for a derivative scope exception (applicable to our convertible notes) is allocated proceeds equal to the estimated fair value of similar debt without the conversion option. The difference between the gross proceeds received from the issuance of the convertible instrument and the proceeds allocated to the liability component represents the residual amount that is classified in equity. The discount arising from the recognition of the residual amount classified in equity is amortized as interest expense over the life of the instrument. We exclude this item when calculating our non-GAAP
financial measurements as it is
non-cash
and distorts our actual cost of borrowing. In addition, in August 2020, the FASB issued Accounting Standards Update
2020-06,
Debt – Debt with Conversion and Other Options, Cash Conversion which includes the elimination of the requirement to bifurcate conversion options qualifying for a derivative scope exception. Once effective, this interest expense will no longer be recognized.

➣
Other items
: Loss on extinguishment of debt, the release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from our debt previously outstanding in the United Kingdom, a gain arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine, impairment charges, a gain recognized upon the sale of our Canadian ETF business, severance expense and acquisition and disposition-related costs are excluded when determining adjusted net income and adjusted earnings per share.

	Three Months Ended		Nine Months Ended
Adjusted Net Income and Diluted Earnings per Share:	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
Net (loss)/income, as reported	$(270)	$4,152	$(22,158)	$15,455
Add back: Loss on revaluation of deferred consideration	8,870	6,306	34,436	5,939
Add back: Impairments, net of income taxes	2,326	—	21,998	572
Deduct: Gain recognized upon sale of Canadian ETF business	—	—	(2,877)	—
Deduct: Release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from debt previously outstanding in the United Kingdom	—	—	(2,842)	—
Add back: Loss on extinguishment of debt, net of income taxes	—	—	1,910	—
Deduct: Gain arising from an adjustment to the estimated fair value of consideration received from the exit of investment in AdvisorEngine	(225)	—	(1,093)	—
Add back: Interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the convertible notes, net of income taxes	286	—	328	—
Add back: Tax shortfalls upon vesting and exercise of stock-based compensation awards	50	30	670	1,077
Add back: Acquisition and disposition-related costs, net of income taxes	—	154	383	434
Add back: Severance expense, net of income taxes	—	—	—	2,715

Adjusted net income	$11,037	$10,642	$30,755	$26,192
Deduct: Income distributed to participating securities	(556)	(539)	(1,663)	(1,622)
Deduct: Undistributed income allocable to participating securities	(687)	(584)	(1,701)	(1,149)

Adjusted net income available to common stockholders	$9,794	$9,519	$27,391	$23,421
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 21 to our Consolidated Financial Statements)	145,569	152,032	149,891	151,954

Adjusted earnings per share—diluted	$0.07	$0.06	$0.18	$0.15

Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2020	December 31, 2019
Balance Sheet Data (in thousands) :
Cash and cash equivalents	$63,561	$74,972
Securities owned, at fair value	32,574	17,319
Accounts receivable	26,163	26,838
Securities held-to-maturity	501	16,863

Total: Liquid assets	122,799	135,992
Less: Total current liabilities	(67,017)	(79,041)
Less: Regulatory capital requirement – certain international subsidiaries	(10,644)	(12,312)

Subtotal	45,138	44,639
Plus: Revolving credit facility – available capacity	— (1)	27,908

Total: Available liquidity	$45,138	$72,547

(1) Terminated on June 16, 2020.

	Nine Months Ended September 30,
	2020	2019
Cash Flow Data (in thousands) :
Operating cash flows	$15,568	$43,081
Investing cash flows	28,515	498
Financing cash flows	(55,107)	(32,403)
Foreign exchange rate effect	(387)	(385)

(Decrease)/increase in cash and cash equivalents	$(11,411)	$10,791

Liquidity
We consider our available liquidity to be our liquid assets, less our current liabilities and regulatory capital requirements of certain international subsidiaries. Liquid assets consist of cash and cash equivalents, securities owned, at fair value, accounts receivable and securities held-to-maturity.
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
Cash and cash equivalents decreased $11.4 million during the nine months ended September 30, 2020 due to $179.0 million used to repay our debt, $31.0 million used to repurchase our common stock, $15.2 million used to pay dividends on our common stock, $5.4 million used to pay convertible notes issuance costs and $0.5 million used in other activities. These decreases were partly offset by $175.3 million of proceeds from the issuance of convertible notes, $16.4 million of proceeds from held-to-maturity
securities maturing or called prior to maturity, $15.6 million of net cash provided by operating activities, $9.6 million of proceeds from the sale of our financial interests in AdvisorEngine and $2.8 million of net proceeds from the sale of our Canadian ETF business.
Cash and cash equivalents increased $10.8 million during the nine months ended September 30, 2019 due to $43.1 million of net cash provided by operating activities and $2.3 million of proceeds from held-to-maturity
securities called or maturing or called prior to maturity. These increases were partly offset by $15.3 million used to pay dividends on our common stock, $15.0 million used to partially repay our long-term debt, $2.2 million used to repurchase our common stock, $1.8 million used to fund AdvisorEngine notes receivable and $0.3 million used for other activities.
Issuance of Convertible Notes
On August 13, 2020 the Company issued and sold $25.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “Additional Notes”) pursuant to an Indenture (the “Indenture”), dated June 16, 2020, between us and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Additional Notes were issued at a price equal to 101% of the principal amount thereof, plus interest deemed to have accrued since June 16, 2020, and constitute a further issuance of, and form a single series with, the

Company’s outstanding 4.25% Convertible Senior Notes due 2023 issued on June 16, 2020 in the aggregate principal amount of $150.0 million (the “Existing Notes” and together with the Additional Notes, the “Convertible Notes”). Immediately after giving effect to the issuance of the Additional Notes, the Company had $175.0 million aggregate principal amount of Convertible Notes outstanding.
Key terms of the Convertible Notes are as follows:

•	Maturity date : June 15, 2023, unless earlier converted, repurchased or redeemed.

•	Interest rate of 4.25% : Payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020.

•
Conversion price of $5.92
: Convertible at an initial conversion rate of 168.9189 shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $5.92 per share.

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

•
Conversion rate increase in certain customary circumstances
: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the Indenture) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 270.2702 shares of our common stock per $1,000 principal amount of the Convertible Notes (the equivalent of 47,297,285 shares of our common stock), subject to adjustment.

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
Termination of Former Credit Facility
On June 16, 2020 and in connection with the issuance of the Existing Notes, we repaid our debt previously outstanding and terminated our former credit facility. We are therefore no longer subject to compliance with financial covenants under our former credit facility or limitations on stock repurchases and dividend payments.

Capital Resources
Our principal source of financing is our operating cash flow. We believe that current cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for at least the next 12 months.
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at September 30, 2020 was approximately $10.6 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans.
During the three months ended September 30, 2020, we repurchased 1,066,261 shares of our common stock under the repurchase program for an aggregate cost of $4.5 million. At September 30, 2020, $52.4 million remained under this program for future purchases.
Contractual Obligations
The following table summarizes our future payments associated with contractual obligations as of September 30, 2020:

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Convertible Notes (1)	$175,000	$—	$175,000	$—	$—
Deferred consideration – gold payments (2)	207,748	17,202	30,658	25,815	134,073
Operating leases	27,422	3,124	5,916	6,137	12,245

Total	$410,170	$20,326	$211,574	$31,952	$146,318

(1)	Conditional conversions or a requirement to repurchase the convertible notes upon the occurrence of a fundamental change may accelerate payment (See Note 13 to our Consolidated Financial Statements).

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
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices and a selected discount rate (See Note 11 to our Consolidated Financial Statements). Changes in the fair value of this obligation are reported as (loss)/gain on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
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
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU
2020-06,
Debt – Debt with Conversion and Other Options
(ASU
2020-06).
Under the ASU, the accounting for convertible instruments will be simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments will be reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception will be removed and, as a result, more equity contracts will qualify for the scope exception. The ASU will also simplify the diluted earnings-per-share
calculation in certain areas. The ASU will be effective for years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal periods beginning after December 15, 2020 (including interim periods within the same fiscal year). The adoption of this ASU will result in a reduction of interest expense recognized on our recently issued convertible notes (See Note 13 to our Consolidated Financial Statements) of approximately $0.4 million per quarter. We expect to early adopt the ASU.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes
(ASU
2019-12).
The main objective of the standard is to reduce complexity in the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The standard also simplifies the accounting for income taxes by enacting the following: (a) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount as a non-income-based
tax; (b) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered as a separate transaction; (c) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (d) requiring that an entity reflect the enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU
2019-12
is effective for years beginning after December 15, 2020, including the interim periods within those reporting periods. Early adoption is permitted. We have determined that this standard will not have a material impact on our financial statements and are not early adopting this ASU.
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
Fluctuations in the value of the ETPs are common and are generated by numerous factors such as market volatility, the global economy, inflation, changes in investor strategies and sentiment, availability of alternative investment vehicles, domestic and foreign government regulations, emerging markets developments and others. Accordingly, changes in any one or a combination of these factors may reduce the value of investment securities and, in turn, the underlying AUM on which our revenues are earned. These declines may cause investors to withdraw funds from our ETPs in favor of investments that they perceive as offering greater opportunity or lower risk, thereby compounding the impact on our revenues. We believe challenging and volatile market conditions will continue to be present in the foreseeable future.
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily in our WisdomTree ETFs, federal agency debt instruments, money market instruments at a commercial bank and other securities which totaled $33.9 million and $35.7 million as of December 31, 2019 and September 30, 2020, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
You should carefully consider the information set forth in this Report, as well as the information in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 and Quarterly Reports on Form
10-Q
for the quarters ended March 31, 2020 and June 30, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of Unregistered Securities
On August 13, 2020 we issued and sold $25.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 which was previously disclosed in our Current Report on Form
8-K
filed with the SEC on August 13, 2020.

Use of Proceeds
Refer to our Current Report on Form
8-K
filed with the SEC on August 13, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2020 to July 31, 2020	24,875	$3.57	24,875
August 1, 2020 to August 31, 2020	1,041,386	$4.27	1,041,386
September 1, 2020 to September 30, 2020	—	$—	—

Total	1,066,261	$4.25	1,066,261	$52,410

(1)
On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. During the three months ended September 30, 2020, we repurchased 1,066,261 shares of our common stock under this program for an aggregate cost of approximately $4.5 million. As of September 30, 2020, $52.4 million remained under this program for future repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.7	Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 17, 2020)

4.8	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 17, 2020)

10.1(1)	Employment Agreement between the Registrant and Marci Frankenthaler, dated November 5, 2020

31.1 (1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act

31.3 (1)	Certification of Chief Accounting Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

101 (1)	Financial Statements from the Quarterly Report on Form
10-Q
of the Company for the three months ended September 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2020 and September 30, 2019 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and September 30, 2019 (Unaudited) (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 6 th
day of November 2020.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Accounting Officer (Principal Accounting Officer)