Form 10-K
period 2020-12-31
WisdomTree Investments, Inc.
filed 2021-02-19
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-10932

WisdomTree Investments, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 Park Avenue, 35 th Floor New York, New York	10167
(Address of principal executive offices )	(Zip Code)
212-801-2080
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 par value	WETF	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
At June
3
0, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates
(computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June
3
0, 2020) was $478,656,235. At February
8
, 2021, there were 149,815,815 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE INVESTMENTS, INC.
Form
10-K
For the Fiscal Year Ended December 31, 2020

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
In particular, forward-looking statements in this Report may include statements about:

•	the ultimate duration of the COVID-19 pandemic and its short-term and long-term impact on our business and the global economy;

•	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully operate and expand our business in non-U.S. markets; and

•	the effect of laws and regulations that apply to our business.
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
Our Company
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $67.4 billion globally as of December 31, 2020. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
Our family of ETPs includes products that track our own indexes, third-party indexes and market prices of commodities. We also offer actively managed products. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. We distribute our products through all major channels within the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. Our sales efforts are not primarily directed towards the retail segment but rather are directed towards financial advisers that act as intermediaries between the end-client
and us or institutional investors.
We focus on creating products for investors that offer thoughtful innovation, smart engineering and redefined investing. We have launched many first-to-market
products and pioneered alternative weighting methods we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform.
We strive to deliver a better investing experience through innovative solutions. Continued investments in technology-enabled and research-driven solutions and our Advisor Solutions program, which includes portfolio construction, asset allocation, practice management services and digital tools for financial advisors, are meant to differentiate us in the market, expand our distribution and further enhance our relationships with financial advisors.
We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc. and ultimately renamed WisdomTree Investments, Inc. on September 6, 2005.
COVID-19
Impact on our Business
The
COVID-19
pandemic introduced volatility and uncertainty in the global financial markets. However, economic stimulus packages and loose monetary policies have proven to counterbalance the adverse effect of the pandemic on the global economy. Accommodative policies have contributed toward financial markets performing favorably since the pandemic’s onset.
Our AUM experienced a significant decline at the onset of the pandemic and has since recovered, increasing 5.9% from the prior year. While our AUM has increased, our revenues declined 5.5% due to a 4 basis point decline in our average global advisory fee arising from AUM mix shift, notwithstanding the increase in our average AUM. Our operating expenses decreased 7.6% from the prior year as we tempered our discretionary spending due to the uncertain market conditions arising from the pandemic.
The pandemic has not adversely impacted our capital management strategy. During the year, we issued and sold $175.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023, repaid our debt previously outstanding and terminated our former credit facility. We also repurchased shares of our common stock totaling $31.2 million and maintained our $0.03 per share quarterly cash dividend. Additional share repurchases will depend upon our future operating results, available cash on hand and strategic priorities.
The Coronavirus Aid, Relief, and Economic Security Act of 2020, or the CARES Act, was enacted in March 2020 in response to the
COVID-19
pandemic, which provided financial assistance under various programs to help companies cope with economic hardships. Additionally, on December 27, 2020, the Economic Aid to Hard-Hit Small Business, Nonprofits, and Venues Act, or Economic Aid Act, was enacted, providing additional financial stimulus. We did not apply for any financial assistance afforded by the CARES Act or the Economic Aid Act.

Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income,
leveraged-and-inverse,
currency and alternative strategies. The chart below sets forth the asset mix of our ETPs for the last three years:

The diversified nature of our global asset mix dampened volatility during 2020 and positions us for further growth in 2021.
Our Operating and Financial Results
We operate as an ETP sponsor and asset manager providing investment advisory services globally through our subsidiaries in the United States and Europe.
Sale of our Former Canadian ETF Business
In February 2020, we completed the sale of all of the outstanding shares of our wholly-owned Canadian subsidiary, WisdomTree Asset Management Canada, Inc., or the Canadian ETF business, to CI Financial Corp. We received CDN $3.7 million (USD $2.8 million) in cash at closing and will receive additional cash consideration of CDN $2.0 million to $8.0 million, depending on the achievement of certain AUM growth targets over the next three years.
Our Canadian ETF business reported operating losses during the years ended December 31, 2018, 2019 and 2020 of $3.9 million, $2.8 million and $0.4 million, respectively.
Acquisition of ETFS
In April 2018, we acquired the European exchange-traded commodity, currency and leveraged-and-inverse
business of ETFS Capital Limited, or ETFS Capital. Throughout this Report, we refer to the acquired business as ETFS and the acquisition as the ETFS Acquisition.

U.S. Listed ETFs
Our U.S. listed ETFs’ AUM decreased from $40.6 billion at December 31, 2019 to $38.5 billion at December 31, 2020, primarily due to net outflows and market depreciation.

International Listed ETPs
Our international listed ETPs’ AUM increased from $23.0 billion at December 31, 2019 to $28.9 billion at December 31, 2020, due to market appreciation (primarily in our gold products) and net inflows.

Consolidated Operating Results
The following table sets forth our revenues and net (loss)/income for the last three years.

•
Revenues
– We recorded operating revenues of $253.7 million during the year ended December 31, 2020, down 5.5% from the year ended December 31, 2019 due to a 4 basis point decline in our average global advisory fee arising from AUM mix shift, notwithstanding the increase in our average AUM.

•
Expenses
– Total operating expenses decreased 7.6% from the year ended December 31, 2019 to $198.6 million due to lower incentive compensation accruals as well as $3.5 million of severance expense included in the prior year, lower sales and business development costs, third party distribution costs, marketing expenses and other expenses, and lower fund management and administration costs primarily due to the sale of our Canadian ETF business. These declines were partly offset by higher contractual gold payments due to higher average gold prices.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, (losses)/gains on revaluation of deferred consideration – gold payments, impairments, loss on extinguishment of debt and other gains and losses. For the years ended December 31, 2018, 2019 and 2020, the gain/(loss) on revaluation of deferred consideration – gold payments was $12.2 million, ($11.3) million and ($56.8) million, respectively.

•
Net (loss)/income
– We reported a net loss of ($10.4) million and ($35.7) million during the years ended December 31, 2019 and 2020, respectively. The change in net loss was impacted by the change in revenue and expenses described above, impairment charges recorded in each year and an increase in the loss on revaluation of deferred consideration – gold payments of $45.5 million.

See
“Non-GAAP
Financial Measures” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Seasonality
We believe seasonal fluctuations in the asset management industry are common, however such trends are generally masked by global market events and market volatility in general. Therefore, period to period comparisons of our or the industry’s flows and operating results may not be meaningful or indicative of results in future periods.
Our Industry
We believe ETPs have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2020, aggregate AUM of ETPs globally was $7.8 trillion.
The chart below reflects the AUM of the global ETP industry since 2000:

Source: Morningstar
As of December 31, 2020, we were the fourteenth largest ETP sponsor globally based on AUM.

GLOBAL RANKING
Rank	ETP Sponsor	AUM (in billions)
1	iShares	$2,703
2	Vanguard	$1,621
3	State Street	$919
4	Invesco	$349
5	Nomura Group	$237
6	Charles Schwab	$199
7	Xtrackers	$161
8	First Trust	$112
9	Nikko	$109
10	Daiwa	$105
11	Lyxor	$95
12	UBS	$83
13	Amundi	$78
14	WisdomTree	$67
Source: Morningstar
ETFs have become more popular among a broad range of investors as they come to understand the benefits of ETFs and use them for a variety of purposes and strategies, including low cost index investing and asset allocation, access to specific asset classes, protective hedging, income generation, arbitrage opportunities and diversification.
While ETFs are similar to mutual funds in many respects, they also have some important differences:

•	Transparency . ETFs disclose the composition of their underlying portfolios on a daily basis, unlike mutual funds, which typically disclose their holdings every 90 days.

•
Intraday trading, hedging strategies and complex orders
. Like stocks, ETFs and other exchange-traded products can be bought and sold on exchanges throughout the trading day at market prices. ETFs update the indicative values of their underlying portfolios every 15 seconds. As publicly-traded securities, ETF shares can be purchased on margin and sold short, enabling the use of hedging strategies, and traded using limit orders, allowing investors to specify the price points at which they are willing to trade.

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

•
Uniform pricing
. From a cost perspective, ETFs are one of the most equitable investment products on the market. Investors in a U.S. listed ETF pay identical advisory fees regardless of the investors’ size, structure or sophistication. Unlike mutual funds, U.S. listed ETFs generally do not have different share classes or different expense structures for retail and institutional clients and ETFs typically are not sold with sales loads or
12b-1
fees. In many cases, ETFs offer lower expense ratios than comparable mutual funds.

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

•
Improved access to specific asset classes
. Investors often use ETFs to gain access to specific market sectors or regions around the world or a particular asset, such as physical gold, by investing in an ETF that holds a portfolio of securities in that region or segment rather than gaining exposure by purchasing individual securities or physical commodities.

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

The ETF sector of the asset management industry continues to demonstrate that it is favored among investors. According to the Morningstar Direct, from January 1, 2018 through December 31, 2020, equity ETFs have generated positive inflows of approximately $986 billion, while long-term equity mutual funds have experienced outflows of approximately $254 billion. In addition, ETF fixed income flows are benefiting from a broader range of investors gravitating toward fixed income products in the ETF structure. We believe this trend is due to the inherent benefits of ETFs – transparency, liquidity and tax efficiency.
We believe our growth, and the growth of the industry in which we operate, will continue to be driven by the following factors:

•
Education and greater investor awareness
. Over the last several years, ETPs have been taking a greater share of inflows and AUM from mutual funds. We believe investors have become more aware of some of the deficiencies of mutual funds and other financial products and are increasing their focus on important characteristics of their traditional investments—namely transparency, tradability, liquidity, tax efficiency and fees. Their attention and education focused on these important investment characteristics may be one of the drivers of the shift in inflows from traditional mutual funds to ETPs. We believe these products will continue to take market share from traditional mutual funds and other financial products or structures such as hedge funds, separate accounts and individual stocks as investors continue to become more aware and educated about ETPs and their benefits.

•
Move to
fee-based
models
. Financial advisors are shifting their business model from one that is “transaction-based,” that is, based on commissions for trades or receiving sales loads, to a
“fee-based”
approach, where an overall fee is charged based on the value of AUM. This fee-based
approach lends itself to the advisor selecting
lower-fee
financial products, and in our opinion, better aligns advisers with the interests of their clients. Since ETFs generally charge lower fees than mutual funds, we believe this model shift will benefit the ETF industry.

•
Innovative product offerings
. ETPs are now available for virtually every asset class including equities, fixed income, commodities, alternative strategies, leveraged-and-inverse
and currencies. However, we believe that there remain substantial areas for sponsors to continue to innovate, including liquid alternative, thematic and ESG strategies. We also believe the further expansion of ETPs will fuel additional growth and investments from investors who typically access these products through hedge funds, separate accounts, stock investments or the futures and commodity markets.

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

•
International markets.
We believe the growth of ETPs is a global phenomenon. While the U.S. currently represents the vast majority of global ETP assets, many of the same growth drivers in the U.S. market are also taking hold in global markets.

Our Competitive Strengths

•
Well-positioned in large and growing markets
.
We believe that ETPs are well positioned to grow significantly faster than the asset management industry as a whole, making our focus on ETPs an advantage over traditional asset management firms. Being a first mover, or one of the first providers of products in a particular asset class, can be a significant advantage. We believe that our early leadership in a number of asset classes positions us well to maintain a leadership position.

•
Strong performance
. We create our own indexes, most of which weight companies in our equity ETFs by a measure of fundamental value and are rebalanced annually. By contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. We also offer actively managed ETFs, as well as ETFs based on third-party indexes. In evaluating the performance of our U.S. listed equity, fixed income and alternative ETFs against actively managed and index based mutual funds and ETFs, 89.0% of the $38.3 billion invested in our U.S. listed ETFs covered by Morningstar and 70.3% (45 of 64) of our U.S. listed ETFs covered by Morningstar as of December 31, 2020 outperformed their comparable Morningstar average since inception. In addition, 23 of our U.S. listed ETFs and UCITS products are rated
4-
or
5-star
by Morningstar.

•
Differentiated product set, powered by innovation and performance
. Our products span a variety of traditional and high growth asset classes, including equities, commodities, fixed income, leveraged-and-inverse,
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
Our product development strategy utilizes our Modern Alpha approach, which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Self-indexing is a significant component of this approach. Many of our products are based on proprietary WisdomTree indexes which we believe gives us several advantages. First, it minimizes our third-party index licensing fees, which increases our profitability. Second, because we develop our own intellectual property, we are intimately familiar with our strategies and able to effectively communicate their value proposition in the market with research content and support. Third, it can enhance our speed to market and first mover advantage. Fourth, because these indexes are proprietary to WisdomTree, we may face similar competition, but we never face exact competition. Our expertise in product development combined with our self-indexing capabilities provides a strategic advantage, enabling us to launch innovative products.

•
Extensive marketing, research and sales efforts
. We have invested significant resources to establish the WisdomTree brand through online and television targeted advertising, social media, as well as through our public relations efforts. Close to half of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisors, independent advisory firms and institutional investors who invest in our ETPs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisors and institutional investors and we believe that by strategically aligning these adviser relationships and marketing campaigns with targeted research and sales initiatives and products that align with market sentiment, we differentiate ourselves from our competitors.

•
Efficient business model with lower risk profile
. We have invested heavily in digital tools and data to market and sell our products and in the internal development of our core competencies with respect to product development, marketing, research and sales of our products. We outsource to third parties those services that are not our core competencies or may be resource or risk intensive, such as the portfolio management responsibilities and fund accounting operations of our products. In addition, our licensing costs are moderated since we create our own indexes for most of our ETFs.

•
Strong, seasoned and creative management team
. We have built a strong and dedicated senior leadership team. Most of our leadership team has significant ETP or financial services industry experience in fund operations, regulatory and compliance oversight, product development and management or marketing and communications. We believe our team, by developing an ETP sponsor from the ground up despite significant competitive, regulatory and operational barriers, has demonstrated an ability to innovate as well as recognize and respond to market opportunities and effectively execute our strategy.

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
first-to-market
ETFs in the U.S. and pioneered alternative weighting and performance methods we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Our growth plan includes the following:

•
target 20 new global product launches with a focus on core, tactical, thematic and ESG exposures in 2021 to complement our crypto ETP offering in Europe, our cloud, artificial intelligence, battery and recent global cybersecurity launch as well as our leading ESG offering;

•
to be a leader in the ESG space. We currently rank third in the U.S. in this category by ESG assets under management, and our multifactor and ex-state-owned
suites, together comprising six funds and $5 billion in AUM in total, each represent differentiated performance-oriented investment strategies. Recently, we further enhanced our ex-state-owned
suite by adding environmental and social screens ensuring they will appear in more third-party ESG classifications and be more visible to ESG oriented investors. In Europe, the same broad ESG screen has been applied to our core UCITS equity funds to meet increasing local demand for such considerations and traditional exposures;

•
to establish ourselves as a leader in digital assets. This includes leveraging our European experience to offer exchange-traded bitcoin exposures beyond Europe. We are also seeking to have a regulated gold token in the market as we are committed to competing for the future of gold, which we believe is both digital and global. We also plan to pursue “tokenized” or digital versions of certain WisdomTree strategies on the blockchain covering other core building block asset classes, including treasuries.

•
Foster deeper relationships through technology-enabled and research-driven solutions
.
We believe that the asset management industry is undergoing rapid change and technology is altering the way financial advisors conduct business. Our award-winning Advisor Solutions platform is focused on providing technology-enabled and research-driven solutions to help financial advisors address technology challenges and grow and scale their businesses.

The Advisor Solutions program includes:

•
access to over 30 model portfolios, which are currently available on a number of platforms, including TD Ameritrade, Merrill Lynch, Envestnet, 55ip and others. Our model portfolios are a natural extension of our research capabilities and provide advisors access to an open-architecture approach, a tenured team and a firm dedicated to innovation and value creation. As part of this initiative, we launched two of our model portfolios in collaboration with Professor Jeremy Siegel;

•
portfolio construction services such as our award-winning Digital Portfolio Developer, an enhanced portfolio construction tool that assists financial advisors in analyzing an existing investment portfolio by examining the data and providing alternative portfolio approaches to consider in seeking to improve outcomes based on different measures;

•
wealth investment research and ETF education, such as a recent first of its kind study we conducted on the practice management and adoption of third-party model portfolios, the results of which revealed investors view model portfolios as a more sophisticated approach to asset allocation, yet adoption remains low; and

•	practice management resources, including access to thought leaders in retirement planning, leadership and behavioral finance.

•
Deepen relationships with distribution platforms
.
We maintain relationships with certain distribution platforms that allow commission free trading of our ETFs. These relationships are beneficial to us as it allows us greater access and marketing privileges with the platforms’ advisors. As financial advisors continue to migrate away from mutual funds, we use our expertise in ETFs to build new relationships and educate advisors on the benefits of ETFs. Some of these relationships that exist today include:

•	LPL Financial. We are an inaugural partner on LPL Financial’s ETF network where advisors can trade many of our ETFs commission free.

•	BNY Mellon/Pershing. Many of our U.S. listed ETFs are available on BNY Mellon’s Pershing Fundvest ® ETF no-transaction-fee platform.

•	Swissquote . Certain of our UCITS ETFs are available on the online platform of Swissquote, Switzerland’s largest execution-only broker.

•	Ally Invest. Our full range of U.S. listed ETFs are available commission-free on Ally Invest’s online trading platform.

•
Cetera.
Our U.S. listed ETFs and our Advisor Solutions program are available on the no-transaction
fee product platform of Cetera Financial Group, the second largest independent financial advisor network in the nation. This allows for Cetera’s network of independent broker-dealers to access our diverse line-up
of ETF products with no transaction fees.

•
Leverage data intelligence to serve and expand investor base and improve sales and marketing effectiveness
.
We utilize a cognitive customer-focused lead prioritization system which has enhanced our distribution efforts. The system evaluates data across structured and unstructured sources such as historical investment data, market data and investor activity history, extracting behavioral insights, and is designed to enable our sales and marketing teams to optimize outreach to our current and potential investor base.

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

Human Capital Resources
We compete in the highly competitive asset management industry. Attracting, retaining and motivating highly skilled, and sometimes highly specialized, employees in operations, product development, research, sales and marketing and other positions is crucial to our ability to compete effectively. Our ability to recruit and retain such employees depends on a number of factors, including our corporate culture and work environment, informed by our values and behaviors, talent development and career opportunities and compensation and benefits. We strive to differentiate ourselves in the asset management industry through our sense of community and purpose integrated into our culture, while encouraging a culture where every employee has a voice.
Employee Profile
At December 31, 2020, we had 217 full-time employees globally, consisting of 140 in the U.S. and 77 in the U.K. and other European countries. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Diversity, Equity and Inclusion
We recognize that a diverse set of perspectives is critical to innovation and have built a diverse and inclusive workforce that includes all genders, races, and ages, as well as those in the disabled community. We actively seek candidates from different backgrounds and outside traditional fields and reinforce our commitment to diversity through organizational policies, such as mandating fairness and equality for all employees and creating performance appraisal systems that are non-discriminatory.
In 2019, we launched the Women’s Initiative Network, or WIN, an employee-led
network designed to provide opportunities and support from all genders for women at WisdomTree; career development and professional training opportunities; and female empowerment and leadership within the organization. Since inception, WIN has held several successful global events including a panel discussion on women in the workforce featuring notable guest speakers; an interactive seminar on negotiation skills; workshops and coaching sessions to enhance confidence to speak up; and various roundtable forums, informal coffee catch-ups
and virtual happy hours to promote connectivity while working remotely.
We pride ourselves on the ethnic diversity of our employee base globally and seek to continuously strengthen our commitment to diversity, equity and inclusion, or DEI. In 2020 we partnered with a third-party consulting firm to assist us in developing a DEI strategic plan. The objectives of this plan include driving clarity and accountability around our commitment to fostering an inclusive culture where employees feel empowered to do their best work; building trust across differences to ensure employees feel a sense of community and belonging; providing clear paths for growth and development opportunities; and encouraging diverse voices and perspectives. In addition, we are in the process of establishing a global DEI council of senior leaders and employees to provide oversight and guidance as we implement programs contemplated by our strategic plan to increase diversity and promote inclusion.
Employee Wellness, Health and Safety
The wellbeing of our employees is a primary focus. In response to the
COVID-19
pandemic, we established a committee that led a coordinated strategy and acted quickly, implementing significant changes across the organization to protect our people. Our entire global workforce transitioned seamlessly and has been working remotely and successfully throughout the
COVID-19
pandemic. We provided frequent communications to keep our employees informed about health, safety and remote working logistics and introduced expanded health, wellness and other benefits. For example, we support employees with their information technology needs, provide a monthly stipend to cover remote work-related business expenses and provide guidance for managers to ensure that employees remain connected and maintain physical, mental and emotional wellbeing. We also offer numerous wellness programs including meditation and yoga classes, health webinars, a weekly wellness newsletter and access to mental health professionals and other resources. We also transitioned to flexible paid time-off
and sick leave policies to provide employees additional flexibility.
As the virtual work environment has led to efficiencies, increased transparency and further collaboration throughout our business, we have adopted a “remote first” philosophy with plans to significantly reduce our office footprints in New York and London. This means that when we are able to safely meet in person, time in the office will no longer be prescribed, and individuals and teams will be empowered to determine how they work best, based on their role, while remaining accountable for achieving individual and team outcomes. This decision was made after soliciting feedback from our employees, a significant number of which were highly supportive of these plans.
Compliance, Training and Development
We comply with all applicable government laws, rules and regulations and it is the responsibility of each employee to adhere to the standards and restrictions imposed by those laws, rules and regulations. Our employees are required to attend firmwide annual compliance training and to complete compliance certifications annually and in some instances, quarterly.
As we believe that our employees are our greatest asset, we recognize the importance of investing in their continued development. We provide a variety of opportunities for our employees to build new skills and further their career development. These include job-specific
training courses, virtual executive lunches and webinars hosted by various departments to gain a holistic view of the company. We also support employees continuing education, including through our educational reimbursement program. In addition, we invest in our current and future leaders through leadership development courses and coaching. We also hold monthly town halls to inform our employees of business developments and job openings for those seeking career development opportunities.
Employee Engagement
We believe engaging our employees is key to fostering new ideas and driving commitment and productivity. We communicate frequently and transparently with our employees through a variety of communication methods, including monthly town halls, firmwide weekly emails championing the team’s work and global virtual lunches with firm leaders. We also seek feedback from our employees through annual engagement surveys and follow-up
pulse surveys on various topics.
We also believe it is important to celebrate employee and company accomplishments. In November 2020, we launched our first annual “Team Alpha” Awards to celebrate significant events and successes and to recognize employees who led those successes while exhibiting extraordinary teamwork and demonstrating strong character. Over 90 nominations were submitted and narrowed down by a selection committee. The winners received a modest incentive compensation award, the opportunity to donate to a charity of their choice and to recognize other employees who assisted them.

The success of our employee engagement efforts is demonstrated by our employee retention rate of 92% in 2020. We also achieved overall positive results from our 2020 global employee engagement survey, with a 100% participation rate. Additionally, in the U.S., we were named a 2020 Best Places to Work in Money Management by
Pension
 & Investments
, earning the recognition in the category for managers with
100-499
employees, as well as a 2020 Great Place to Work certification in the U.K.
Compensation and Benefits
We are committed to rewarding and supporting our employees in order to continue to attract, retain top talent. Our incentive compensation program has been designed to reward our employees for their individual performance as well as the Company’s performance and includes various quantitative metrics and qualitative results that incentivize growth. We believe a key factor in our success has been and continues to be fostering an entrepreneurial culture where our employees act and think like our owners. As such, we believe that equity awards are an important part of our employees’ overall compensation package and that incentivizing our employees with equity aligns the interests of our employees with our stockholders. We also offer a wide array of benefits including generous healthcare coverage, paid vacation, parental, sabbatical and sick leave, life insurance, short- and long-term disability benefits and a 401(k) plan with a matching contribution of up to 50% of eligible employee contributions.
Our Product Categories
Commodity & Currency
We have an industry leading position in European listed gold and commodity products and also offer products with exposure to other precious metals and commodities such as silver and platinum, oil and energy, agriculture and broad basket commodities. This category also includes our cryptocurrency product, the WisdomTree Bitcoin ETP. Our currency products provide investors with exposure to developed and emerging markets currencies, as well as exposures to foreign currencies relative to the U.S. dollar. Total AUM of our Commodity & Currency products was $26.0 billion at December 31, 2020.
U.S. Equity
We offer equity products that provide access to the securities of large, mid and small-cap
companies located in the U.S., as well as particular market sectors and styles. Our U.S. Equity products track our own indexes, the majority of which are fundamentally weighted as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe weighting equity markets by dividends and income, rather than by market capitalization, can provide investors with better risk-adjusted returns over longer term periods in core equity exposures. Total AUM of our U.S. Equity products was $18.4 billion at December 31, 2020.
International Developed Market Equity
Our International Developed Market Equity products offer a variety of strategies including currency hedged and dynamic currency hedged products, exposures to large, mid and small-cap
companies in these markets and multifactor strategies. Included within this family are DXJ and HEDJ. Total AUM of our International Developed Market Equity products was $9.4 billion at December 31, 2020.
Emerging Market Equity
Our Emerging Market Equity products provide access to exposure of large, mid and small-cap
companies located in Taiwan, China, India, Russia, South Africa, South Korea and other emerging markets regions. These products also track our own indexes, which are fundamentally weighted focusing on securities of companies that pay regular cash dividends or that have generated positive cumulative earnings over a certain period. Total AUM of our Emerging Market Equity products was $8.5 billion at December 31, 2020.
Fixed Income
Our Fixed Income products seek to enhance income potential within the fixed income universe. We offer a suite of rising rate bond products based on leading fixed income benchmarks we license from third parties. We also launched the industry’s first smart beta corporate bond suite. Other product offerings include those that seek to track a yield-enhanced index of U.S. investment grade bonds and international fixed income products which are denominated in either local or U.S. currencies. Total AUM of our Fixed Income products was $3.3 billion at December 31, 2020.

Leveraged & Inverse
We offer leveraged products which seek to achieve a return that is a multiple of the performance of the underlying index and inverse products that seek to deliver the opposite of the performance in the index or benchmark they track. Strategies span across equity, commodity, government bond and currency exposures. Total AUM of our Leveraged & Inverse products was $1.5 billion at December 31, 2020.
Alternatives
Our Alternative products include the industry’s first managed futures strategy ETF and a global real return ETF. We also offer a dynamic long/short U.S. equity ETF, a dynamic bearish U.S. equity ETF and a collateralized put write strategy ETF on the S&P 500 index. We also intend to explore additional alternative strategy products in the future. Total AUM of our Alternative products was $0.2 billion at December 31, 2020.
Our Sales, Marketing and Research Efforts
We distribute our products through all major channels within the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers. Our primary sales efforts are not directed towards the retail segment but rather are directed towards the financial or investment adviser who acts as the intermediary between the end-client
and us. We do not pay commissions, nor do we offer
12b-1
fees to financial advisors to use or recommend the use of our products.
We have developed an extensive network and relationships with financial advisors and we believe our products and related research are well structured to meet their needs and those of their clients. We have taken steps to enhance and form new relationships through our Advisor Solutions program which focuses on providing technology-enabled and research-driven solutions to help financial advisors grow and scale their businesses. In addition, senior advisors of ours participate as keynote speakers in various industry and WisdomTree hosted conferences and events. Our sales professionals act in a consultative role to provide financial advisors with value-added services. We seek to consistently grow our network of financial advisors and we opportunistically seek to introduce new products and services that best deliver our investment strategies to investors through these distribution channels. We have our own team of approximately 60 sales professionals globally as of December 31, 2020. We have restructured our U.S. sales force to enhance our interactions with financial advisors to further penetrate existing sales channels, and to better service new emerging distribution channels.
In addition, we have agreements with third parties to serve as the external marketing agents for our products in Latin America and Israel, as well as with select brokerage firms and independent broker-dealers to allow certain of our products to trade commission free on their platforms in exchange for a percentage of our advisory fee revenues from certain AUM. We believe these arrangements expand our distribution capabilities in a cost-effective manner and we may continue to enter into such arrangements in the future.
Our marketing efforts are focused on three objectives: Increase our global brand awareness, leverage a robust-data driven digital sales experience to generate new clients and drive inflows to our products and model portfolios and retain existing clients, with a focus on cross-selling additional WisdomTree ETPs. We pursue these objectives through an omni-channel marketing strategy targeting financial advisors. We utilize the following strategies:

•
Targeted advertising.
We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising runs exclusively on the cable networks CNBC and Fox Business. Also, our online advertising runs on investing or
ETF-specific
web sites, such as
www.seekingalpha.com
and
www.etfdatabase.com
using targeted dynamic and personalized ad messaging. We recently introduced Connected TV (CTV) advertising that leverages the same targeted segments of users who use CTV devices.

•
Media relations.
We have a full-time global corporate communications and public relations team who has established relationships with major financial media outlets. We utilize these relationships to help increase global awareness of the WisdomTree ETPs and the ETP industry in general in the United States and Europe. Several members of our management team and multiple members of our research team are frequent market commentators and conference panelists.

•
Database Messaging Strategy
. We have a database of financial advisors to which we regularly market through a series of messages across channels (email, display, site) that are triggered based on user interest and predictive analytics, on-demand
research presentations,
ETP-specific
or educational events and presentations and market commentary from our senior investment strategy adviser, Professor Jeremy Siegel. Additionally, we communicate to our retail database about new product launches and provide ETF education.

•
Social media
. We have implemented a social media strategy that allows us to connect directly with financial advisors and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continually enhance our brand reputation of expertise and thought leadership in the ETP industry. For example, we have an established presence on LinkedIn, Twitter and YouTube, and our blog content is syndicated across multiple business-oriented websites.

•	Sales support . We create comprehensive materials to support our sales process including whitepapers, research reports, webinars, blogs, podcasts, videos and performance data for our products.
We will continue to evolve our marketing and communication efforts in response to changes in the ETP industry, market conditions and marketing trends.
Our research team has four core functions: product development and oversight, investment research, model portfolio management and sales support. In its index and active equity product development and oversight role, the research group is responsible for creating the investment methodologies and overseeing the maintenance of indexes and active strategies. The team also provides a variety of investment research around these indexes and markets and manages a series of model portfolios that incorporate WisdomTree and third party products for various investment platforms. Our research is typically academic-type research to support our products, including white papers on the strategies underlying our indexes and ETPs, investment insights on current market trends, and types of investment strategies that drive long-term performance. We distribute our research through our sales professionals, online through our website and blog, targeted emails to financial advisors, or through financial media or social media outlets. Finally, the research team supports our sales professionals in meetings as market experts and through custom analysis on client portfolio holdings. In addition, we consult with our senior advisers, including Professor Jeremy Siegel, on product development ideas, model collaboration, and market commentaries.
Product Development
We are focused on driving continued growth through innovative product development including through our Modern Alpha approach which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective products that are built to perform. Due to our proprietary index development capabilities and a strategic focus on product development, we have demonstrated an ability to launch innovative and differentiated ETPs. When developing new funds, we seek to introduce products that can be first to market, offer improvement in structure or strategy relative to an incumbent product or offer some other key distinction relative to an incumbent product. In short, we want to add choice in the market and seek to introduce thoughtful investment solutions. Lastly, when launching new products, we seek to expand and diversify our overall product line.
Competition
The asset management industry is highly competitive and we face substantial competition in virtually all aspects of our business. Factors affecting our business include fees for our products, investment performance, brand recognition, business reputation, quality of service and the continuity of our financial advisor and platform relationships. We compete directly with other ETP sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions. Many of the firms we compete with are subsidiaries of large diversified financial companies and many others are much larger in terms of AUM, years in operations and revenues and, accordingly, have much larger sales organizations and budgets. In addition, these larger competitors may attract business through means that are not available to us, including retail bank offices, investment banking, insurance agencies and broker-dealers.
The ETP industry is becoming significantly more competitive. Existing players have broadened their suite of products offering strategies that are, in some cases, similar to ours and large traditional asset managers are also launching ETPs, some with similar strategies as well.
Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures and commodities, but also in non-market
capitalization weighted or factor-based exposures and commodities. Fee reductions by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitors that are currently unavailable to us. Newer players have also been entering the ETP industry and frequently seek to differentiate by offering ETPs at a lower price point. Funds are being offered with fees of 20 basis points or less, which have attracted approximately 84% of the net flows globally during the last three years. However, while these low-cost
products have accumulated a significant amount of AUM recently, we estimate that these same funds represent only approximately 30% of global revenues.
Being a first mover, or one of the first providers of ETPs in a particular asset class, can be a significant advantage, as the first ETP in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive product. We believe that our early launch of products in a number of asset classes or strategies, including fundamental weighting and currency hedging, along with commodities including gold, and certain fixed income, alternative and thematic categories, positions us well to maintain our standing as one of the leaders of the ETP industry. Additionally, we believe our affiliated indexing or “self-indexing” model, as well as our more recent active ETFs, enable us to launch proprietary products that do not have direct competition and are positioned to generate alpha versus benchmarks. As investors increasingly become more comfortable with the product structure, we believe there will be a greater focus on after-fee
performance, rather than using ETPs primarily as
low-cost
market access vehicles. While we have selectively lowered fee rates on certain products that have yet to attain scale, and there is no assurance that we will not lower fee rates on certain products in the future, our strategy continues to include launching new funds in the same category with a differentiated exposure at a lower fee rate, rather than reducing fees on existing products with a significant amount of AUM, long performance track records, and secondary market liquidity, which continue to remain competitively priced for the value provided, among other factors. We generally believe we are well positioned from a product pricing perspective.
While we are not immune to fee pressure and have selectively lowered prices on a limited number of products and launched recent products at lower fees, we believe our ability to successfully compete will depend largely on our competitive product offerings and our ability to offer exposure to compelling investment strategies with strong after-fee
performance, develop distribution relationships, create new investment products, build trading volume, AUM and outperforming track records in existing funds, offer a diverse platform of investment choices, promote thought leadership and a differentiated solutions program, build upon our brand and attract and retain talented sales professionals and other employees.
Regulatory Framework of the ETF Industry
Not all ETPs are ETFs. ETFs are a distinct type of security with features that are different than other ETPs. ETFs are open-end
investment companies or unit investment trusts regulated in the U.S. by the Investment Company Act of 1940, or the Investment Company Act. This regulatory structure is designed to provide investor protection within a pooled investment product. For example, the Investment Company Act requires that at least 40% of the Trustees for each ETF must not be affiliated persons of the fund’s investment manager, or Independent Trustees. If the ETF seeks to rely on certain rules under the Investment Company Act, a majority of the Trustees for that ETF must be Independent Trustees. ETFs generally operate under regulations that allow them to operate within the ETF structure, while ETFs also operate under regulations that prohibit affiliated transactions, are subject to standard pricing and valuation rules and have mandated compliance programs. ETPs can take a number of forms in addition to ETFs, including exchange-traded notes, grantor trusts or limited partnerships. In the U.S. market, a key factor differentiating ETFs, grantor trusts and limited partnerships from exchange-traded notes is that the former hold assets underlying the ETP. Exchange traded notes, on the other hand, are debt instruments issued by the exchange-traded note sponsor. Also, each of these structures has implications for taxes, liquidity, tracking error and credit risk.
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
We are primarily subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:

•
The Investment Advisers Act of 1940
(Investment Advisers Act)
. The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. WisdomTree Asset Management, Inc., or WTAM, one of our subsidiaries, is registered as an investment adviser under the Investment Advisers Act and, as such, is regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and broad obligations, including, among others, recordkeeping requirements, operational procedures, and registration, reporting and disclosure obligations.

•
The Investment Company Act of 1940 (ICA)
. All of our WisdomTree U.S. listed ETFs are registered with the SEC pursuant to the Investment Company Act. These products must comply with the requirements of the Investment Company Act and other regulations related to publicly offering and listing shares, as well as requirements of Rule
6c-11,
or the ETF Rule, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure, transparency and governance. In addition, the SEC has recently finalized new rules and/or rule amendments related to valuation, fund of fund investing, derivatives and marketing/advertising, which will be implemented in 2021-2022, and the SEC is expected to continue to propose, new and/or revised provisions under the ICA that will impact current and future ETF operations and/or investments.

•
Broker-Dealer Regulations
. Although we are not registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended, or Exchange Act, nor are we a member firm of the Financial Industry Regulatory Authority, or FINRA, many of our employees, including all of our salespersons, are licensed with FINRA and are registered as associated persons of the distributor of the WisdomTree U.S. listed ETFs and, as such, are subject to the regulations of FINRA that relate to licensing, continuing education requirements and sales practices. FINRA also regulates the content of our marketing and sales material.

•
Internal Revenue Code
. The WisdomTree Trust generally has obligations with respect to the qualification of the registered investment company for pass-through tax treatment under the Internal Revenue Code.

•
U.S. Commodity Futures Trading Commission (CFTC) and National Futures Association (NFA)
. Regulations adopted by the CFTC have required us to become a member of the NFA and register as a commodity pool operator for a select number of our ETFs.

•
Exchange Listing Requirements
.
Each WisdomTree U.S. listed ETF is listed on a secondary market (each, an Exchange), including NYSE Arca, the NASDAQ Market and the CBOE Exchange, and accordingly is subject to the listing requirements of these Exchanges. Any new WisdomTree U.S. listed ETF will seek listing on an Exchange and also will need to meet continued Exchange listing requirements, which generally align with requirements of the ETF Rule. However, the SEC or an Exchange may ultimately determine not to allow the issuance of potential new WisdomTree U.S. listed ETFs or may require strategy modifications as part of the registration and/or listing process.

In addition, our common stock is traded on the NASDAQ Global Select Market and we are therefore also subject to its rules including corporate governance listing standards, as well as federal and state securities laws.

•
FINRA Rules
.
FINRA rules and guidance may affect how WisdomTree U.S. listed ETFs are sold by member firms. Although we currently do not offer so-called
leveraged ETFs in the U.S., which may include within their holdings derivative instruments such as options, futures or swaps to obtain leveraged exposures, FINRA guidance, the recently issued derivatives rules by the SEC and/or other future rules or regulations may influence how member firms effect sales of certain WisdomTree U.S. listed ETFs, such as our currency ETFs, or how such ETFs operate, which also use some forms of derivatives, including forward currency contracts and swaps, our international hedged equity ETFs, which use currency forwards, and our rising rates bond ETFs and alternative strategy ETFs, which use futures or options.

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
Jersey-Domiciled Issuers (Managed by WisdomTree Management Jersey Limited)
One of our subsidiaries, WisdomTree Management Jersey Limited, or ManJer, is a Jersey based management company providing investment and other management services to several Jersey-domiciled issuers, or ManJer Issuers, of exchange-traded commodities, or ETCs, each of which was established as a special purpose vehicle to issue exchange-traded securities. All ETCs (with the exception of those issued by WisdomTree Issuer X Limited) are listed and marketed across the European Union, or EU, under Regulation (EU) 2017/1129 of the European Parliament and of the Council of 14 June 2017 (as amended), or the Prospectus Regulation. Since January 4, 2021, the Central Bank of Ireland, or CBI, approves all ETC Base Prospectuses as meeting the requirements imposed under U.K. and EU law pursuant to the Prospectus Regulation. Such approval relates only to those securities to be admitted to trading on a regulated market for the purpose of Markets in Financial Instruments Directive (recast) – Directive 2014/65/EU of the European Parliament and the Council, or MiFID II, and/or which are to be offered to the public in any European Economic Area, or EEA, Member State. All ETC prospectuses are also approved by the Financial Conduct Authority, or FCA, as UK Listing Authority, as competent authority pursuant to the UK version of Regulation (EU) No 2017/1129 of the European Parliament and the Council of 14 June 2017 on the form and content of such prospectuses and repealing Directive 2003/71/EC which is part of UK law by virtue of the European Union (Withdrawal) Act 2018, or the UK Prospectus Regulation. Each prospectus (apart from that of WisdomTree Issuer X Limited) is prepared, and a copy of it is sent to the Jersey Financial Services Commission, or JFSC, in accordance with the Collective Investment Funds (Certified Funds – Prospectuses) (Jersey) Order 2012. Each ManJer Issuer (other than WisdomTree Issuer X Limited) has obtained a certificate under the Collective Investment Funds (Jersey) Law 1988 (as amended), to enable it to undertake its functions in relation to its ETCs. The CBI has, at the request of the relevant ManJer Issuer, notified the approval of the Base Prospectus in accordance with the Prospectus Regulation to other EU listing authorities, including Austria, Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Spain and Sweden, by providing them with certificates of approval attesting that the Base Prospectus has been prepared in accordance with the Prospectus Regulation. Each issuer may request the CBI to provide competent authorities in other EEA Member States with such certificates for the purposes of making a public offer in such Member States and/or for admission to trading of all or any securities on a regulated market. WisdomTree Issuer X Limited’s program for the issuance of WisdomTree Bitcoin securities does not constitute a collective investment fund for the purpose of the Collective Investment Funds (Jersey) Law 1988 (as amended) as it satisfies the requirements of Article 2 of the Collective Investments Funds (Restriction of Scope) (Jersey) Order 2000. A copy of the WisdomTree Issuer X Limited prospectus has been delivered to the Registrar of Companies in Jersey in accordance with Article 5 of the Companies (General Provisions) (Jersey) Order 2002, and the Registrar has consented to its circulation. The JFSC has consented under Article 4 of the Control of Borrowing (Jersey) Order 1958 to the issue of the WisdomTree Bitcoin securities by WisdomTree Issuer X Limited. Currently, the prospectus of WisdomTree Issuer X Limited is approved in Switzerland only and WisdomTree Bitcoin securities currently are only listed on the SIX Swiss Exchange.
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

The ManJer Issuers (other than WisdomTree Issuer X Limited) are also primarily subject to the following legislation and regulatory requirements:

•
The Collective Investment Funds (Jersey) Law 1988
. Each ManJer Issuer (other than WisdomTree Issuer X Limited) is a collective investment fund and therefore required to comply with the obligations under the Collective Investment Funds (Jersey) Law 1988 and the Code of Practice for Certified Funds.

•
The Prospectus Regulation
. The Base Prospectus of each ManJer Issuer has been drafted, and any offer of ETCs in any EEA Member State that has implemented the Prospectus Regulation is made in compliance with the Prospectus Regulation and any relevant implementing measure in such Member States.

•
Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4
 July 2012 on OTC derivatives, central counterparties and trade repositories, known as the European Market Infrastructure Regulation (“EMIR”)
. EMIR, which became effective on August 16, 2012, provides for certain over-the-counter,
or OTC, derivative contracts to be submitted to central clearing and imposes margin posting and other risk mitigation techniques, reporting and record keeping requirements. The clearing obligations under EMIR are still under discussion, and currently there are no mandatory clearing obligations in relation to equity, FX or commodity derivatives. The clearing obligation only applies to
EU-based
financial counterparties (defined as those authorized under MiFID, CRR, AIFMD, UCITS or insurance regulations) or those non-financial
entities that have a rolling three-month notional exposure above a certain amount (between €1 and €3 billion, depending on asset class), which means that the ManJer Issuers are not directly subject to these obligations, but could indirectly be subject to them by virtue of their interaction with
EU-based
financial counterparties. In terms of reporting obligations, being non-EU
entities, the ManJer Issuers are only indirectly subject to such obligations when they interact with their
EU-based
financial counter-parties. Each ManJer Issuer has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc.

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

WisdomTree Issuer X Limited is also primarily subject to the following legislation and regulatory requirements:

•
The Control of Borrowing (Jersey) Order 1958
.
WisdomTree Issuer X Limited is required to comply with the obligations under the Control of Borrowing (Jersey) Order 1958 in respect of its issue of the WisdomTree Bitcoin securities.

•
The Companies (General Provisions) (Jersey) Order 2002
. WisdomTree Issuer X Limited is required to comply with the obligations under the Companies (General Provisions) (Jersey) Order 2002 in respect of its circulation of the WisdomTree Bitcoin securities prospectus.

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
One of our subsidiaries, WisdomTree Management Limited, is an Ireland based management company authorized in Ireland providing collective portfolio management services to WisdomTree Issuer ICAV, or WTI, and WisdomTree UCITS ETFs. The WisdomTree UCITS ETFs are issued by WTI. WTI, a non-consolidated
third party, is an Irish-collective-asset-management vehicle, or ICAV, organized in Ireland and is authorized as a UCITS by the Central Bank. All UCITS have their basis in EU legislation and once authorized in one EEA Member State, may be marketed throughout the EU, without further authorization. This is described as an EU passport. The WisdomTree UCITS ETFs have been registered with the FCA under the Temporary Permissions Regime and thus continue to be available to U.K. investors.
WTI is established and operated as an ICAV with segregated liability between its sub-funds.
The
sub-funds
are segregated portfolios, each with their own investment objective and policies and assets. Each sub-fund
has a separate approval from the Central Bank, and each is structured as an ETF. Each sub-fund
tracks a different index. The index must comply with regulatory criteria that govern, among others, the eligibility and diversification of its constituents, and the availability of information on the index such as the frequency of calculation of the index, the index’s transparency, its methodology and frequency of calculation. Each sub-fund
is listed on the Irish Stock Exchange and has shares admitted to trading on the London Stock Exchange and, typically, on various European stock exchanges and, accordingly, is subject to the listing requirements of those exchanges.

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

•
The Irish Collective Asset-Management Vehicle Act 2015 (“ICAV Act”).
WTI is registered as an ICAV under the ICAV Act. Therefore, WTI is required to comply with various obligations under the ICAV Act such as, but not limited to, keeping proper books and records. The segregation of liability between sub-funds
means there cannot be, as a matter of Irish law, cross-contamination of liability as between sub-funds
so that the insolvency of one
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
On March 6, 2012, the U.S. Patent and Trademark Office issued to us our patent on Financial Instrument Selection and Weighting System and Method, which is embodied in our dividend weighted equity indexes. We currently do not rely upon our patent for a competitive advantage.
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
Market Risks
Adverse market developments arising from the
COVID-19
pandemic could negatively impact our assets under management, or AUM, resulting in a decline in our revenues and other potential operational challenges.
Global financial markets experienced a significant decline at the onset of the
COVID-19
pandemic. While the markets have since recovered, the ultimate duration of the pandemic and its short-term and long-term impact on the global economy is unknown. Mutations in the virus, a setback in vaccine distribution and negative global economic consequences arising from the pandemic, amongst other factors, could have a future adverse impact on the global financial markets. Negative market reactions could negatively impact our AUM and our revenues.
In addition, many of the key service providers we rely on are working remotely. If they were to experience material disruptions in the ability for their employees to work remotely, such as disruptions in internet-based communications systems and networks or the availability of essential goods and services such as food or power, our ability to operate our business normally could be materially adversely disrupted. Similarly, to date our own employees and, we believe, the employees of our key service providers, have not experienced a material degree of illness due to
COVID-19.
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
We are subject to risks arising from declining prices of securities, gold and other precious metals and other commodities, which may result in a decrease in demand for investment products, a higher redemption rate and/or a decline in AUM. The financial markets are highly volatile and prices for financial assets may increase or decrease for many reasons, including general economic conditions, trade uncertainties, rising or falling interest rates, the strengthening or weakening of the U.S. dollar, events such as the
COVID-19
pandemic, political events, acts of terrorism and other matters beyond our control. Substantially all our revenues are derived from advisory fees earned on our AUM, in both the international and U.S. markets. As a result, our business can be expected to generate lower revenues in declining market environments or general economic downturns. Such adverse conditions would likely cause the value of our AUM to decrease, which would result in lower advisory fees, or cause investors in the WisdomTree ETPs to sell their shares in favor of investments they perceive to offer greater opportunity or lower risk, thus triggering redemptions that would also result in decreased AUM and lower fees.
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
At December 31, 2020, approximately 53% of our global AUM was concentrated in ten of our WisdomTree ETPs with approximately 27% in four of our precious metal products, 15% in three of our domestic equity ETFs, 8% in two of our emerging markets ETFs and 3% in HEDJ. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.
Declining commodity prices, and gold prices in particular, including as a result of changes in demand for commodities and gold as an investment, could materially and adversely affect our business.
At December 31, 2020, approximately 26% of our global AUM were in ETPs backed by gold and approximately 12% were in ETPs backed by other commodities. Precious metals such as gold are often viewed as “safe haven” assets as they tend to attract demand during periods of economic and geopolitical uncertainty. Accommodative monetary policies are also favorable as the opportunity cost of forgoing investment in interest-bearing assets is low. Market conditions that are not conducive to investment in precious metals may lead to declining prices that are linked to our ETPs and thereby adversely affect our AUM and revenues. We cannot provide any assurance that our products backed by precious metals will benefit from favorable market conditions. In addition, changes in long-term demand cycles for commodities generally and cyclicality in demand for commodities as an investment asset, could reduce demand for certain of our products, limit our ability to successfully launch new products and also may lead to redemptions by existing investors.
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
At December 31, 2020, approximately 27% and 14% of our AUM was held in products with exposure to the U.S. and international developed markets, respectively. Therefore, the success of our business is closely tied to various conditions in these markets which may be affected by domestic and foreign political, social and economic uncertainties, monetary policies conducted in these regions and other factors.
In addition, fluctuations in foreign currency exchange rates could reduce the revenues we earn from certain foreign invested products. This occurs because an increase in the value of the U.S. dollar relative to
non-U.S.
currencies may result in a decrease in the dollar value of the AUM in these products, which, in turn, would result in lower revenues. Furthermore, investors may perceive certain foreign invested products, as well as certain of our currency and fixed income products to be a less attractive investment opportunity when the value of the U.S. dollar rises relative to
non-U.S.
currencies, which could have the effect of reducing investments in these products, thus reducing revenues. Our products exposed to the U.S. market may benefit from a rising U.S. dollar, but we can provide no assurance that this will be the case. Also, a weakening U.S. dollar relative to the euro or yen may make less attractive our international hedged equity products, as unhedged alternatives would benefit from the appreciation of the foreign currency or currencies while our products would not, which could result in redemptions in our funds.
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
In addition, the adoption of the ETF Rule removed the need to file for exemptive relief in order to issue ETFs, thereby creating fewer barriers to entry for competitors. We expect that additional companies, both new and traditional asset managers, will continue to enter the ETP space.
Also, the SEC has approved multiple proposals for
non-transparent
active ETFs, which are products that are not required to disclose their holdings daily, as most ETFs currently are required to do. The launch of such products may allow traditional actively managed mutual fund sponsors to compete more effectively against ETFs.
Several ETP sponsors with whom we directly compete continue to migrate toward offering low and no fee products targeting gains in market share. Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures and commodities, but also in non-market
capitalization weighted or factor-based exposures and commodities. Fee reductions by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitor that are unavailable to us. Newer players have also been entering the ETP industry and frequently seek to differentiate by offering ETPs at a lower price point. Funds are being offered with fees of 20 basis points or less, which have attracted approximately 84% of the net flows globally during the last three years. Fee reduction by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend.
Our competition may have greater market share, offer a broader range of products and have greater financial resources than we do. Some financial institutions operate in a more favorable regulatory environment and/or have proprietary products, sources of revenue and distribution channels, which may provide them and their investment products with certain competitive advantages, including in pricing ETPs as loss leaders. Further consolidation within the industry may also put us at a competitive disadvantage.
We believe that due to the continuing evolution of the competitive landscape described above, we may experience pressures on our pricing and market share which could reduce our revenues and profit margins.
We rely on third-party distribution channels to sell our products and increased competition, a failure to maintain business relationships and other factors could adversely impact our business
.
We rely on various third-party distribution channels, including registered investment advisors, wirehouse and institutional channels to sell our products. Increasing competition, a failure to maintain business relationships and other factors could impair our distribution capabilities and increase the cost of conducting business. In addition, several of the largest custodial platforms and online brokerage firms recently announced their decision to eliminate trading commissions for ETFs. Our arrangements with these platforms had offered us preferred or exclusive access for our products, enabling investors to purchase our products without paying commissions. Exclusivity is no longer available, and we can provide no assurance that access to new opportunities will arise. Any inability to access and successfully sell our products through our distribution channels could have a negative effect on our AUM levels and adversely impact our business.
Performance and Investment Risks
Many of our WisdomTree ETPs have a limited track record and poor investment performance could cause our revenues to decline.
Many of our ETPs have a limited track record upon which an evaluation of their investment performance can be made. Certain investors limit their investments to ETPs with track records of ten years or more. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all our funds are useful, compelling and differentiated investment offerings, to more competitively align our overall product line in the current ETP landscape and to reallocate our resources to areas of greater client interest. As a result, we may further adjust our product offerings, which may result in the closing of some of our ETPs, changing their investment objective or offering of new funds. The investment performance of our products is important to our success. While strong investment performance could stimulate sales of our ETPs, poor investment performance, on an absolute basis or as compared to third-party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering the

AUM and reducing our revenues. Our fundamentally-weighted equity products are designed to provide the potential for better risk-adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity products may not perform well during certain shorter periods of time during different points in the economic cycle.
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
We have and may continue to pursue acquisitions or other strategic transactions. Any strategic transactions that we are a party to will result in increased demands on our management and other resources, may be significant in size relative to our assets and operations, result in significant changes in our business and materially and adversely affect our stock price. If we were unable to manage our strategic initiatives, it could have a material adverse effect on our business.
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
In addition, any future strategic transactions may result in the issuance of a significant amount of our common stock or other securities that could be dilutive to our stockholders, require substantial borrowings, result in changes in our board composition and/or management team that constitute a change of control of our Company, lead to significant changes in our product offering, business operations and earning and risk profiles, and/or result in a decline in the price of our common stock.
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
The U.K. left the EU on January 31, 2020, referred to as Brexit, subject to transitional arrangements which ended on December 31, 2020. The transition period ended with arrangements in place between the U.K. and the Member States of the EU. Such an exit from the EU is unprecedented and the medium to long-term consequences for our business remain uncertain. Among other things, the U.K.’s departure from the EU could lead to instability, including volatility, in the foreign exchange markets. Deteriorating business, consumer or investor confidence could lead to (i) reduced levels of business activity, (ii) higher levels of default rates and impairment and (iii) mark to market losses in trading portfolios resulting from changes in credit ratings, share prices and solvency of counterparties. These changes may impact how we conduct our business across Europe. This uncertainty also could impact the broader global economy, including by reducing investor confidence and driving volatility. Such uncertainty could lead to scenarios that adversely affect our business, including our revenues, from either a decrease in the value of our AUM or from outflows from our funds due to a perceived higher exposure of our company to Brexit risk.

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
Third Party Risks
We currently depend on State Street Bank and Trust Company to provide us with critical administrative services to operate our business and our products. The failure of State Street to adequately provide such services could materially affect our operating business and harm investors in our products.
We currently depend upon State Street Bank and Trust Company, or State Street, to provide custody services, fund accounting, administration, transfer agency and securities lending services. The failure of State Street to successfully provide us and our products with these services could result in financial loss to us and investors in our products. In addition, because State Street provides a multitude of important services to us, changing this vendor relationship would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with another vendor or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to another vendor or vendors.
We currently primarily depend on BNY Mellon and Voya Investment Management to provide portfolio management services and other third parties to provide many critical services to operate our business and our products. The failure of key vendors to adequately provide such services could materially affect our operating business and harm investors in our products.
We depend on third-party vendors to provide us with many services that are critical to operating our business, including BNY Mellon and Voya Investment Management as sub-advisers
that provide us with portfolio management services, third-party providers of index calculation services for our indexes, a distributor of our products and a third-party provider of indicative values of the portfolios of our products. The failure of any of these key vendors to provide us and our products with these services could lead to operational issues and result in financial loss to us and investors in our products.
We currently depend on HSBC and JP Morgan to provide us with critical physical custody services for precious metals that back our ETCs. The failure of HSBC and JP Morgan to adequately safeguard the physical assets could materially adversely affect our business and harm investors in our products.
Certain products are backed by physical metal and are subject to risks associated with the custody of physical assets, including the risk that access to the metal held in the secure facilities managed by HSBC and JP Morgan could be restricted by a pandemic (such as the
COVID-19
pandemic), natural events (such as an earthquake) or human actions (such as a terrorist attack). In addition, there is a risk that the physical metal could be lost, stolen, damaged or restricted. The failure of HSBC and JP Morgan to successfully provide us with these services could result in financial loss to us and investors in our products and our recovery of any losses from a custodian, sub-custodian
or insurer may be inadequate.
We currently depend on Swissquote Bank Ltd to provide us with critical custody services for digital currencies that back WisdomTree Bitcoin securities and recently entered into a custody agreement with Coinbase Custody Trust LLC to also provide such services. The failure of Swissquote and, when effective, Coinbase, to adequately safeguard these digital assets could materially adversely affect our business and harm investors in this product.
Products that are backed by digital currencies such as WisdomTree Bitcoin securities are subject to the risks associated with the custody of digital assets, including the risk that the digital currencies or the blockchain infrastructure could be impacted by hacks or other malicious actions. WisdomTree Issuer X Limited is reliant on the security procedures and infrastructure of the custodian to safeguard the underlying digital currency cryptographic keys. There is no guarantee that the arrangements of the custodian will fully protect from loss of assets. Damage to the infrastructure or loss of these assets may render the digital currency inaccessible and adversely impact the value of an investment in digital securities. The digital currencies may also be exposed to the Internet briefly before reaching the secure accounts of the custodian. There are additional risks involved with an investment backed by digital currencies such as changes to the protocol (such as forks) which could damage the reputation of digital assets or result in losses for investors. The risks associated with digital currencies and the failure of the custodian to safeguard the underlying assets could result in financial loss to us and investors in our products and our recovery of any losses from a custodian may be inadequate.

WisdomTree Issuer X Limited also has entered into a custody agreement with Coinbase Custody Trust LLC. WisdomTree Issuer X Limited will make a regulatory announcement to confirm an effective date when it will start to use Coinbase. Following the effective date, WisdomTree Issuer X Limited also will become reliant on the procedures and infrastructure of Coinbase for critical custody services for digital currencies. There is no guarantee that the arrangements with Coinbase will fully protect from the loss of assets. The failure of Coinbase to safeguard the underlying assets could result in financial loss to us and investors and recovery of any losses may be inadequate.
We currently depend on R&H Fund Services (Jersey) Limited in respect of the products issued by the ManJer Issuers (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WMAI and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs to provide us with critical administrative services to those products. The failure of any of those providers to adequately provide such services could materially affect our operating business and harm investors in those products.
We currently depend upon R&H Fund Services (Jersey) Limited in respect of the products issued by the ManJer Issuers (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WMAI and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs, to provide fund accounting, administration and, transfer agency services, as well as custody services in the case of the WisdomTree UCITS ETFs. The failure of any service provider to successfully provide these services could result in financial loss to the products, us and investors in those products. In addition, because each of the service providers provides a multitude of important services, changing these vendor relationships would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with other vendors or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to another vendor or vendors.
The WisdomTree UCITS ETFs primarily depend on either of Assenagon Asset Management S.A. or Irish Life Investment Managers Limited to provide portfolio management services and other third parties to provide many critical services to operate the WisdomTree UCITS ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm investors in the WisdomTree UCITS ETFs.
The WisdomTree UCITS ETFs depend on third-party vendors to provide many services that are critical to operating our business, including Assenagon Asset Management S.A. and Irish Life Investment Managers Limited as investment managers that provide us with portfolio management services and third-party providers of index calculation services. The failure of any of these key vendors to provide the WisdomTree UCITS ETFs with these services could lead to operational issues and result in financial loss to us and investors in the WisdomTree UCITS ETFs.
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
The products issued by our European business depend on the services of counterparties, custodians and other agents and are thus subject to a variety of counterparty risks, including the following:

•
Products issued by the ManJer Issuers (except WisdomTree Issuer X Limited) are backed by physical metal and are subject to risks associated with the custody of metal, including the risk that access to the physically backed metal held in the vaults or secure warehouses of a custodian or sub-custodian
could be restricted by natural events, such as an earthquake, or human actions, such as a terrorist attack, the risk that such physically backed metal in its custody could be lost, stolen or damaged, and the risk that our recovery of any losses from a custodian, sub-custodian
or insurer may be inadequate.

•
Products issued by WisdomTree Issuer X Limited are backed by digital currencies and are subject to risks associated with the custody of digital assets, including the risk that the digital currency itself or the relevant blockchain infrastructure could be threatened by hacks, other malicious actions, breakdown or disturbance of the infrastructure and loss of the digital keys.

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
We have developed risk management policies and procedures and we continue to refine them as we conduct our business. Many of our procedures involve oversight of third-party vendors that provide us with critical services such as portfolio management, custody and fund accounting and administration, and index calculation services. Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure. Moreover, we are subject to the risks of errors and misconduct by our employees, including fraud and non-compliance
with policies. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. Although we maintain insurance and use other traditional risk-shifting tools, such as third-party indemnification, to manage certain exposures, they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. If our policies and procedures do not adequately protect us from exposure and our exposure is not adequately covered by insurance or other risk-shifting tools, we may incur losses that would adversely affect our financial condition and could cause a reduction in our revenues as investors in our products shift their investments to the products of our competitors.

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
The success of our business is highly dependent on our ability to attract, retain and motivate highly skilled, and sometimes highly specialized, employees, including in particular, operations, product development, research and sales and marketing personnel. Our U.S. employees generally may voluntarily terminate their employment at any time. The market for these individuals is extremely competitive and is likely to become more so as additional investment management firms enter the ETF industry. Our compensation methods may not enable us to recruit and retain required personnel. For example, price volatility in our common stock may impact our ability to effectively use equity grants as an employee compensation incentive. Also, we may need to increase compensation levels, which would decrease our net income or increase our losses. If we are unable to retain and attract key personnel, it could have an adverse effect on our business, our results of operations and financial condition.
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
Our business is subject to extensive regulation of our business and operations. One of our U.S. subsidiaries, WTAM, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act, with respect to the WisdomTree ETFs for which WTAM acts as investment adviser. WTAM is also a member of the NFA and registered as a commodity pool operator for certain of our ETFs. As a commodity pool operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force in the U.S. regarding our U.S. listed ETFs is subject to the regulatory authority of FINRA, and the SEC recently adopted rule amendments in seeking to modernize sales and marketing materials, which will impact such materials. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our products that invest in securities of issuers in foreign countries, in the marketing, offer and/or sales of our products in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our ETPs issued by the ManJer Issuers, UCITS ETFs and ETPs issued by WMAI. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our or our ETPs’ failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us, our personnel or our ETPs is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us or our ETPs by regulators could harm our reputation and thus result in redemptions from our products and impede our ability to retain and attract investors in WisdomTree ETPs, all of which may reduce our revenues.

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
The regulatory environment in which we operate also is subject to modifications and further regulation. Concerns have been raised at various times about ETFs’ possible contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. In addition, the SEC approved a broad set of reforms regarding data reporting and fund liquidity, fund valuation and funds’ use of derivatives, which are imposing, or are expected to impose, additional expense and require additional administrative services and requirements, among other matters, in seeking to comply with the new rules. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us or investors in our products also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Compliance with new laws and regulations may result in increased compliance costs and expenses.
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
Our operations outside the U.S. are subject to the laws and regulations of various
non-U.S.
jurisdictions and
non-U.S.
regulatory agencies and bodies. As we have expanded our international presence, a number of our subsidiaries and international operations have become subject to regulatory systems in various jurisdictions, comparable to those covering our operations in the U.S. Regulators in these
non-U.S.
jurisdictions may have broad authority with respect to the regulation of financial services including, among other things, the authority to grant or cancel required licenses or registrations.
From time to time, we may be involved in legal proceedings that could require significant management time and attention, possibly resulting in significant expense or in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
From time to time, we may be subject to litigation. In any litigation in which we are involved, we may be forced to incur costs and expenses to defend ourselves or to pay a settlement or judgment or comply with any injunctions in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day
operations of our business, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, an unfavorable outcome in any such litigation, including claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €9.0 million ($11.1 million), could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Note 17 to our Consolidated Financial Statements for additional information.
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
We have been issued a patent, but may not be able to enforce or protect our patent and other intellectual property rights, which may harm our ability to compete and harm our business.
Although we have a patent relating to our index methodology and the operation of our ETFs, our ability to enforce our patent and other intellectual property rights is subject to general litigation risks. If we cannot successfully enforce our patent, we may lose the benefit of a future competitive advantage that it would otherwise provide to us. If we seek to enforce our rights, we could be subject to claims that the intellectual property right is invalid or is otherwise not enforceable. Furthermore, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may be subject to the risks described in the immediately preceding risk factor entitled “We may from time to time be subject to claims of infringement of third-party intellectual property rights, which could harm our business.”
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
Our revenues could be adversely affected if the Independent Trustees of the WisdomTree Trust do not approve the continuation of our advisory agreements or determines that the advisory fees we receive from the WisdomTree ETFs should be reduced.
Our revenues are derived primarily from investment advisory agreements with related parties. Our advisory agreements with the WisdomTree Trust and the fees we collect from the WisdomTree U.S. listed ETFs are subject to review and approval by the Independent Trustees of the WisdomTree Trust. The advisory agreements are subject to initial review and approval. After the initial two-year
term of the agreement for each ETF, the continuation of such agreement must be reviewed and approved at least annually by a majority of the Independent Trustees. In determining whether to approve the agreements, the Independent Trustees consider factors such as the nature and quality of the services provided by us, the fees charged by us and the costs and profits realized by us in connection with such services, as well as any ancillary or
“fall-out”
benefits from such services, the extent to which economies of scale are shared with the WisdomTree U.S. listed ETFs, and the level of fees paid by other similar funds. Our revenues would be adversely affected if the Independent Trustees do not approve the continuation of our advisory agreements or determines that the advisory fees we charge to any particular fund are too high, resulting in a reduction of our fees.
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

Risks Relating to our Common and Preferred Stock and Convertible Notes
The market price of our common stock has been fluctuating significantly and may continue to do so, and you could lose all or part of your investment.
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

•
changes in the regulatory framework of the ETP industry and the asset management industry in general and regulatory action, including action by the SEC to lessen the regulatory requirements or shorten the process under the Investment Company Act to become an ETP sponsor;

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
We have issued $175.0 million in aggregate principal amount of 4.25% convertible senior notes due 2023, or the Convertible Notes. Holders of the Convertible Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, as described in an indenture, or the Indenture, dated June 16, 2020, between us and U.S. Bank National Association, as trustee. In addition, upon conversion of the notes, we will be required to make cash payments in respect of the notes being converted as described in the Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Further, if the fundamental change also constitutes a change of control under the Certificate of Designations for our Series A Preferred Stock and we are required to make other redemption payments as a result of the change of control, we would be required to satisfy that obligation before making any payments on the notes. Our failure to repurchase notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the notes as required by the Indenture would constitute a default under the Indenture.

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
Preferred Shares issued in connection with the ETFS Acquisition contain redemption rights, which, if triggered, could materially impact our financial position.
In connection with the ETFS Acquisition, we issued 14,750 shares of preferred stock, or Preferred Shares, to ETFS Capital Limited, or ETFS Capital, which are convertible into 14,750,000 shares of our common stock, subject to certain restrictions. ETFS Capital also has redemption rights for the Preferred Shares to protect against corporate events such as our having an insufficient number of shares of authorized common stock to permit full conversion and if, upon a change of control of us, ETFS Capital does not receive the same amount per Preferred Share that it would have received had the Preferred Shares been converted prior to a change of control. Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. The redemption value of the Preferred Shares was $72.7 million at December 31, 2020.
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
Provisions in our certificate of incorporation and
by-laws
may prevent or delay an acquisition of our company, which could decrease the market value of our common stock.
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
The payment of dividends to our stockholders and our ability to repurchase our common stock is subject to the discretion of our Board of Directors and may be limited by our financial condition and any applicable laws.
In November 2014, we commenced a quarterly cash dividend and intend to continue to pay regular dividends to our stockholders. In April 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022, under which $52.2 million remained available for repurchases as of December 31, 2020. Any determination as to the payment of dividends or stock repurchases, as well as the level of such dividends or repurchases, will depend on, among other things, general economic and business conditions, our level of AUM, our strategic plans, our financial results and condition, limitations associated with new credit facilities or other agreements that could limit the amount of dividends we are permitted to pay or the stock we may repurchase, and any applicable laws. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient income from our business, we may need to reduce or eliminate the payment of dividends on our common stock or cease repurchasing our common stock. Any change in our stock repurchases or the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.
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
ITEM 2. PROPERTIES
Our principal executive office is currently located at 245 Park Avenue, New York, New York 10167. We lease approximately 38,000 square feet of office space under a lease that expires in July 2029, which includes a cancellation option that is effective on August 21, 2024. While we believe that this space is sufficient to meet our needs until the expiration of the lease, we have adopted a “remote first” philosophy in which employees will primarily work remotely on a permanent basis and are planning to significantly reduce our office footprint.
ITEM 3. LEGAL PROCEEDINGS
We may be subject to reviews, inspections and investigations by the SEC, CFTC, NFA, state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 17 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €9.0 million ($11.1 million).
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “WETF.” As of December 31, 2020, there were 232 holders of record of shares of our common stock and we believe there were approximately 21,000 beneficial owners of our common stock.
In November 2014, we commenced a quarterly cash dividend and intend to continue to pay regular dividends to our stockholders. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our level of AUM, our strategic plans, our financial results and condition, limitations associated with new credit facilities or other agreements that could limit the amount of dividends we are permitted to pay, and any applicable laws.
Issuer Purchases of Equity Securities
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.
On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. During the three months ended December 31, 2020, we repurchased 44,351 shares of our common stock under this program for an aggregate cost of approximately $0.2 million. As of December 31, 2020, $52.2 million remained under this program for future purchases.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
October 1, 2020 to October 31, 2020	—	$—	—
November 1, 2020 to November 30, 2020	—	$—	—
December 1, 2020 to December 31, 2020	44,351	$4.93	44,351

Total	44,351	$4.93	44,351	$52,191

ITEM 6. SELECTED FINANCIAL DATA
You should read the selected consolidated financial data presented below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and our consolidated financial statements and the related notes included elsewhere in this Report. The selected consolidated statements of operations data presented below under the heading “Consolidated Statements of Operations Data” for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated financial data presented below under the headings “Consolidated Statements of Operations Data” for the years ended December 31, 2017 and 2016 and under “Consolidated Balance Sheet Data” as of December 31, 2018, 2017 and 2016 have been derived from our consolidated financial statements not included in this Report. The historical results presented below are not necessarily indicative of the financial results to be expected for future periods.

	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Operating Revenues:
Advisory fees	$250,182	$265,652	$271,104	$226,692	$218,217
Other income	3,517	2,751	3,012	1,603	703

Total revenues	253,699	268,403	274,116	228,295	218,920

Operating Expenses:
Compensation and benefits	74,675	80,761	74,515	81,493	63,263
Fund management and administration	60,515	61,502	56,686	42,144	41,083
Marketing and advertising	11,128	12,163	13,884	14,402	15,643
Sales and business development	10,579	18,276	17,153	13,811	12,537
Contractual gold payments	16,811	13,226	8,512	—	—
Professional and consulting fees	4,902	5,641	7,984	5,254	6,692
Occupancy, communications and equipment	6,427	6,302	6,203	5,415	5,211
Depreciation and amortization	1,021	1,045	1,301	1,395	1,305
Third-party distribution fees	5,219	6,968	6,611	3,393	2,827
Acquisition and disposition-related costs	416	902	11,454	4,832	—
Other	6,924	8,083	8,534	7,068	6,909

Total operating expenses	198,617	214,869	212,837	179,207	155,470

Operating income	55,082	53,534	61,279	49,088	63,450
Other Income/(Expenses)
Interest expense	(9,668)	(11,240)	(7,962)	—	—
(Loss)/gain on revaluation of deferred consideration – gold payments	(56,821)	(11,293)	12,220	—	—
Interest income	744	3,332	3,093	2,861	1,111
Settlement gain	—	—	—	6,909	—
Impairments	(22,752)	(30,710)	(17,386)	—	(1,676)
Loss on extinguishment of debt	(2,387)	—	—	—	—
Acquisition payment	—	—	—	—	(6,738)
Other gains and losses, net	580	(3,502)	(205)	(666)	(585)

(Loss)/income before taxes	(35,222)	121	51,039	58,192	55,562
Income tax expense	433	10,546	14,406	30,993	29,407

Net (loss)/income	$(35,655)	$(10,425)	$36,633	$27,199	$26,155

(Loss)/earnings per share—diluted(1)	$(0.25)	$(0.08)	$0.23	$0.20	$0.19
Weighted average common shares—diluted(1)	148,682	151,823	158,415	136,003	135,539
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.32	$0.32

(1)	See Note 23 to our Consolidated Financial Statements

	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$73,425	$74,972	$77,784	$54,193	$92,722
Total assets	$896,692	$935,207	$937,518	$254,985	$249,767
Convertible Notes and Debt	$166,646	$175,956	$194,592	$—	$—
Deferred consideration – gold payments (total)	$230,137	$173,024	$161,540	$—	$—
Total liabilities	$497,858	$465,226	$446,614	$62,034	$48,423
Preferred stock – Series A Non-Voting Convertible	$132,569	$132,569	$132,569	$—	$—
Stockholders’ equity	$266,265	$337,412	$358,335	$192,951	$201,344

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
Introduction
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $67.4 billion globally as of December 31, 2020. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
Our family of ETPs includes products that track our own indexes, third-party indexes and market prices of commodities. We also offer actively managed products. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. We distribute our products through all major channels within the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. Our sales efforts are not primarily directed towards the retail segment but rather are directed towards financial advisers that act as intermediaries between the end-client
and us or institutional investors.
We focus on creating products for investors that offer thoughtful innovation, smart engineering and redefined investing. We have launched many first-to-market
products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform.
Through our operating subsidiaries, we provide investment advisory and other management services to our ETPs collectively offering products covering equity, commodity, fixed income, leveraged-and-inverse,
currency and alternative strategies. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETPs’ average daily AUM. Our expenses are predominantly related to selling, operating and marketing our products. We have contracted with third parties to provide certain operational services for the ETPs.
We strive to deliver a better investing experience through innovative solutions. Continued investments in technology-enabled and research-driven solutions and our Advisor Solutions program, which includes portfolio construction, asset allocation, practice management services and digital tools for financial advisors, are meant to differentiate us in the market, expand our distribution and further enhance our relationships with financial advisors.
Executive Summary
Our mission is to be a profitable, growing and enduring financial services company with diversified revenue streams and global coverage as well as to deliver a smarter investment and financial experience through the quality of our exposures, products, solutions and the way we engage with our clients. We have prioritized several important strategic initiatives, resulting in diversification of our AUM and compelling organic growth. We have benefited from the expansion and diversification of our product line-up,
investments in technology-enabled and research-driven solutions and our award-winning Advisor Solutions program, the transformation of our distribution reach and approach through an industry leading data intelligence function, prioritization of the development and distribution of our fully open architecture model portfolios and the full integration of our European business. We are also aggressively pursuing our digital assets initiatives and have been designing workflows and engaging productively with regulators with a goal of launching products later this year.
The ETFS Acquisition, which we completed in April 2018, provided us with immediate scale in Europe, an industry leading position in European listed gold and commodity products and greater AUM diversification globally. Our European business has contributed $2.9 billion of net inflows and has experienced AUM growth of 49% since the completion of the acquisition.

Our diverse product lineup has us well positioned globally for growth and our focus and execution of our strategic priorities have us better situated to capitalize on significant opportunities in the growing global ETP market.
Business highlights include the following:

•	With the integration of ESG criteria in our ex-state-owned family of products, we are now the third largest ESG U.S. listed ETF issuer.

•
In December 2020, we announced the reorganization of the WisdomTree Enhanced Commodity Strategy Fund – previously the WisdomTree Continuing Commodity Index Fund (GCC) – with an updated approach to broad-based commodity investing.

•
In October 2020, we were named “Best International Equity ETF Issuer ($1BN+)” by the ETF Express U.S. Awards 2020, which recognizes excellence among ETF issuers and service providers across a wide range of categories.

•	In October 2020, we announced a collaboration with 55ip, a financial technology company, to deliver WisdomTree model portfolios utilizing 55ip’s automated tax-smart technology.

•	In September 2020, we won two awards at the AJ Bell Fund & Investment Trust Awards 2020 for WisdomTree Physical Gold (PHAU) and WisdomTree Cloud Computing UCITS ETF (WCLD).

•	In July 2020, we secured additional third-party relationships for our model portfolios, including Carson Group, Riskalzye, Kwanti, ETF Logic and Orion.

•	In June 2020, we entered into a new distribution agreement in Italy for our model portfolios with The Intermonte Eye, a digital service providing products to its network of private banks.

•	In March 2020, we were awarded “Best European Commodity ETF Provider” at the ETF Express 2020 European Awards.

•	In February 2020, we completed sale of our Canadian ETF business to CI Financial Corp.

•
In February 2020, in collaboration with Professor Jeremy Siegel, we launched two Siegel-WisdomTree model portfolios – The Siegel-WisdomTree Global Equity Model and the Siegel-WisdomTree Longevity Model.

•	We launched 4 new International listed ETPs.

•
In connection with our capital management strategy, we issued $175.0 million of convertible senior notes due 2023, repaid our debt previously outstanding and returned approximately $51.3 million to our stockholders through stock repurchases and our ongoing quarterly cash dividend.

Planned Reduction in Office Footprint
Throughout the
COVID-19
pandemic, we have been operating our business remotely without disruption. The virtual work environment has led to new operating and cost efficiencies throughout our business. We have therefore decided to adopt a “remote first” philosophy with plans to significantly reduce our office footprints in New York and London.
We are marketing our New York office space for sublease and have allowed our London office lease to expire. In connection with these actions, we anticipate recording an impairment charge of $9.0 million to $12.0 million when our New York office space is sub-leased.
We anticipate that our reduced office footprint will achieve $3.0 million to $4.0 million of annual cost savings.
The timing of the impairment charge and realization of cost savings is highly dependent on our ability to secure a subtenant, which we are estimating may occur by late 2021 or early 2022. The ultimate magnitude of these estimates is subject to market rent received and the duration of the sublease, market rents paid for new space, the actual amount of direct costs incurred and the discount rate used remeasure the carrying value of assets associated with our current office space, among other factors.

Market Environment
The following chart reflects the annual returns of the broad-based equity indexes and gold prices over the last three years.

Source: FactSet
U.S. listed ETF Industry Flows
U.S. listed ETF net flows for the year ended December 31, 2020 were $506 billion. Fixed income and U.S. equity gathered the majority of those flows.

Sources: Morningstar
European ETP Industry Flows
European ETP net flows were $121 billion for the year ended December 31, 2020. Equities and fixed income gathered the majority of those flows.

Source: Morningstar

Industry Developments
Asset Management – Consolidation
Over the last several months, a number of acquisitions in the asset management industry have either been announced or completed, including the acquisitions of Legg Mason, Eaton Vance and Waddell & Reed, among others. It has also become public that a well-known activist investor has taken stakes in Invesco and Janus Henderson with an eye toward creating a large-scale firm to compete with the largest asset management players. These trends have accelerated, as fee compression, cost pressures and increased regulations have weighed on the industry, highlighting the importance of scale and operating efficiency to compete in today’s market.
Our growth strategies, which include launching innovative new products, investments in technology-enabled and research-driven solutions and our Advisor Solutions program, increasing penetration in existing distribution channels, leveraging data intelligence and our Modern Alpha investment approach, have been effective in creating momentum in our core business. We believe these strategies, differentiated and innovative product set and performance track records position us well for success to grow in this competitive landscape.
Competition and Fee Pressures
The asset management industry is highly competitive and we face substantial competition in virtually all aspects of our business. Factors affecting our business include fees for our products, investment performance, brand recognition, business reputation, quality of service and the continuity of our financial advisor and platform relationships. We compete directly with other ETP sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions. Many of the firms we compete with are subsidiaries of large diversified financial companies and many others are much larger in terms of AUM, years in operations and revenues and, accordingly, have much larger sales organizations and budgets. In addition, these larger competitors may attract business through means that are not available to us, including retail bank offices, investment banking, insurance agencies and broker-dealers.
The ETP industry is becoming significantly more competitive. Existing players have broadened their suite of products offering strategies that are, in some cases, similar to ours and large traditional asset managers are also launching ETPs, some with similar strategies as well.
Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures and commodities, but also in non-market
capitalization weighted or factor-based exposures and commodities. Fee reductions by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitors that are currently unavailable to us. Newer players have also been entering the ETP industry and frequently seek to differentiate by offering ETPs at a lower price point. Funds are being offered with fees of 20 basis points or less, which have attracted approximately 84% of the net flows globally during the last three years. However, while these low-cost
products have accumulated a significant amount of AUM recently, we estimate that these same funds represent only approximately 30% of global revenues.
Being a first mover, or one of the first providers of ETPs in a particular asset class, can be a significant advantage, as the first ETP in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive product. We believe that our early launch of products in a number of asset classes or strategies, including fundamental weighting and currency hedging along with commodities including gold, certain fixed income, alternative and thematic categories, positions us well to maintain our standing as one of the leaders of the ETP industry. Additionally, we believe our affiliated indexing or “self-indexing” model, as well as our more recent active ETFs, enable us to launch proprietary products that do not have direct competition and are positioned to generate alpha versus benchmarks. As investors increasingly become more comfortable with the product structure, we believe there will be a greater focus on after-fee
performance rather than using ETPs primarily as
low-cost
market access vehicles. While we have selectively lowered fee rates on certain products that have yet to attain scale, and there is no assurance that we will not lower fee rates on certain products in the future, our strategy continues to include launching new funds in the same category with a differentiated exposure at a lower fee rate, rather than reducing fees on existing products with a significant amount of AUM, long performance track records, and secondary market liquidity, which continue to remain competitively priced for the value provided, among other factors. We generally believe we are well positioned from a product pricing perspective.
While we are not immune to fee pressure and have selectively lowered prices on a limited number of products and launched recent products at lower fees, we believe our ability to successfully compete will depend largely on our competitive product offerings and our ability to offer exposure to compelling investment strategies with strong after-fee
performance, develop distribution relationships, create new investment products, build trading volume, AUM and outperforming track records in existing funds, offer a diverse platform of investment choices, promote thought leadership and a differentiated solutions program, build upon our brand and attract and retain talented sales professionals and other employees.

Components of Operating Revenue
Advisory fees
Substantially all of our revenues are comprised of advisory fees we earn from our ETPs. These advisory fees are calculated based on a percentage of the ETPs’ average daily net assets. Our weighted average fee rates by product category are as follows:

Commodity & Currency:	38bps	Leveraged & Inverse:	89bps
International Equity:	53bps	Fixed Income:	19bps
U.S. Equity:	33bps	Alternatives:	55bps
Emerging Market Equity:	49bps
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
Compensation and benefits
Employee compensation and benefits expenses are expensed when incurred and include salaries, incentive compensation, and related benefit costs. Virtually all of our employees receive incentive compensation that is based on our operating results as well as their individual performance. Therefore, a portion of this expense will fluctuate with our business results. To attract and retain qualified personnel, we must maintain competitive employee compensation and benefit plans. We would expect changes in employee compensation and benefits expense to be correlated with changes in our revenues and net inflows.
Also included in compensation and benefits are costs related to equity awards granted to our employees. Our executive management and Board of Directors strongly believe that equity awards are an important part of our employees’ overall compensation package and that incentivizing our employees with equity in the Company aligns the interests of our employees with that of our stockholders. We use the fair value method in recording compensation expense for equity-based awards. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the vesting period.
For the year ending December 31, 2021, we estimate that our compensation and benefits expense will be $75 million to $85 million.
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
We depend on a number of parties to provide critical portfolio management services to our ETPs. The fees we pay our sub-advisers
generally are the higher of the fixed minimums per fund, which range from $25,000 to $614,000 per year, or the percentage fee, which ranges between 0.015% and 0.20% per annum of average daily AUM at various breakpoint levels depending on the nature of the ETP. In addition, we pay certain costs based on transactions in our ETPs or based on inflow levels.
The fees we pay for accounting, tax, transfer agency, index calculation, indicative values and exchange listing are based on the number of ETFs we have. The remaining fees are based on a combination of both AUM and number of funds, or as incurred.
For the year ending December 31, 2021, we estimate that our gross margin percentage will be 77% to 78% at current AUM/revenue levels. We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues.
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
Contractual gold payments
Contractual gold payments expense represents an ongoing obligation requiring us to pay 9,500 ounces of gold annually from the advisory fee income we earn for managing physically backed gold ETPs. See Note 12 to our Consolidated Financial Statements for additional information.
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
Third-party distribution fees
Third-party distribution fees, which are expensed as incurred, include payments made to enable our products to be included on certain third-party platforms in exchange for commission-free trading or other preferential access. These expenses also include payments to our third-party marketing agents in Latin America and Israel. For the year ending December 31, 2021, we estimate that third-party distribution fees will be approximately $6.0 million.
Acquisition and disposition-related costs
Acquisition and disposition-related costs are principally associated with costs incurred in connection with the ETFS Acquisition, which was completed in April 2018. Also included are costs associated with the sale of our Canadian ETF business, which was completed in February 2020.
Other
Other expenses consist primarily of insurance premiums, general office related expenses, securities license fees for our sales force, public company related expenses, corporate related travel and entertainment and board of director fees, including stock-based compensation related to equity awards we granted to our directors.
Components of Other Income/(Expenses) of a Recurring Nature
Interest expense
Interest expense is associated with our convertible notes and former credit facility. We recognize interest expense using the effective interest method which includes the amortization of discounts, premiums and issuance costs.
Revaluation of deferred consideration – gold payments
Deferred consideration arose in connection with the ETFS Acquisition and is remeasured each reporting period using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. See Note 12 to our Consolidated Financial Statements for additional information.
Interest income
Interest income, which is recognized on an accrual basis, arises from investing our corporate cash and on notes receivable previously outstanding.
Other gains and losses, net
Included herein are gains and losses arising from foreign exchange, the sale of gold earned from advisory fees paid by physically-backed gold ETPs, and other miscellaneous items. Also included are losses arising from the release of tax-related
indemnification assets upon the expiration of the statute of limitations, for which an equal and offsetting benefit is recognized in income tax expense.
Income Taxes
Our income tax expense consists of taxes due to federal, various state and local and certain foreign authorities. We currently anticipate that our consolidated normalized effective tax rate will be approximately 19% to 20% for the year ending December 31, 2021. This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items which may arise that are not currently forecasted. Such items may include, but are not limited to, any revaluation on deferred consideration – gold payments, reductions in unrecognized tax benefits and any stock-based compensation windfalls or shortfalls. Corporate tax  legislation could also impact our normalized effective tax rate.

Factors that May Impact our Future Financial Results
Our global AUM is well diversified across the commodity, U.S. equity, international developed markets and emerging markets sectors. As a result, our operating results are particularly exposed to investor sentiment toward investing in these products’ strategies and our ability to maintain AUM of these products, as well as the performance of these products.
Our revenues are also highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETPs. Changes in product mix have led to a decline in our average global advisory fee, which, for the years ended December 31, 2018, 2019 and 2020 were 0.48%, 0.45% and 0.41%, respectively.
The chart below sets forth the asset mix of our ETPs for the last three years:

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Years Ended December 31,
	2020	2019	2018
GLOBAL ETPs (in millions)
Beginning of period assets	$63,615	$54,094	$48,936
Assets acquired/(sold)	(778)	—	17,641
Inflows/(outflows)	(6)	596	(4,432)
Market appreciation/(depreciation)	5,020	9,196	(8,006)
Fund closures	(459)	(271)	(45)

End of period assets	$67,392	$63,615	$54,094

Average assets during the period	$61,158	$59,712	$56,397
Average advisory fee during the period	0.41%	0.45%	0.48%
Number of ETPs – end of the period	309	367	537
U.S. LISTED ETFs (in millions)
Beginning of period assets	$40,600	$35,486	$46,827
Inflows/(outflows)	(1,253)	(654)	(5,169)
Market appreciation/(depreciation)	(609)	5,858	(6,127)
Fund closures	(221)	(90)	(45)

End of period assets	$38,517	$40,600	$35,486

Average assets during the period	$34,304	$38,577	$42,241
Average advisory fee during the period	0.41%	0.44%	0.48%
Number of ETPs—end of period	67	80	85
INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$23,015	$18,608	$2,109
Assets acquired/(sold)	(778)	—	17,641
Inflows/(outflows)	1,247	1,250	737
Market appreciation/(depreciation)	5,629	3,338	(1,879)
Fund closures	(238)	(181)	—

End of period assets	$28,875	$23,015	$18,608

Average assets during the period	$26,854	$21,135	$14,156
Average advisory fee during the period	0.40%	0.45%	0.48%
Number of ETPs—end of period	242	287	452
PRODUCT CATEGORIES (in millions)
Commodity & Currency
Beginning of period assets	$19,947	$15,830	$278
Assets acquired	—	—	16,778
Inflows/(outflows)	587	1,147	484
Market appreciation/(depreciation)	5,513	2,970	(1,710)

End of period assets	$26,047	$19,947	$15,830

Average assets during the period	$23,807	$18,085	$11,334
U.S. Equity
Beginning of period assets	$17,732	$13,211	$14,135
Inflows/(outflows)	766	1,445	859
Market appreciation/(depreciation)	(131)	3,076	(1,783)

End of period assets	$18,367	$17,732	$13,211

Average assets during the period	$15,380	$15,846	$14,223
International Developed Equity
Beginning of period assets	$13,011	$14,232	$25,495
Inflows/(outflows)	(2,840)	(3,452)	(7,903)
Market appreciation/(depreciation)	(757)	2,231	(3,360)

End of period assets	$9,414	$13,011	$14,232

Average assets during the period	$9,499	$13,187	$20,352

	Years Ended December 31,
	2020	2019	2018
Emerging Market Equity
Beginning of period assets	$6,400	$5,202	$5,798
Inflows/(outflows)	1,700	618	311
Market appreciation/(depreciation)	439	580	(907)

End of period assets	$8,539	$6,400	$5,202

Average assets during the period	$6,056	$5,703	$5,673
Fixed Income
Beginning of period assets	$3,585	$2,245	$703
Inflows/(outflows)	(286)	1,280	1,607
Market appreciation/(depreciation)	25	60	(65)

End of period assets	$3,324	$3,585	$2,245

Average assets during the period	$3,563	$3,572	$1,267
Leveraged & Inverse
Beginning of period assets	$1,138	$1,059	$897
Assets acquired	—	—	863
Inflows/(outflows)	197	55	(214)
Market appreciation/(depreciation)	152	24	(487)

End of period assets	$1,487	$1,138	$1,059

Average assets during the period	$1,361	$1,174	$1,164
Alternatives
Beginning of period assets	$358	$508	$473
Inflows/(outflows)	(125)	(162)	76
Market appreciation/(depreciation)	(19)	12	(41)

End of period assets	$214	$358	$508

Average assets during the period	$251	$440	$408
Closed ETPs
Beginning of period assets	$1,444	$1,807	$1,157
Assets sold	(778)	—	—
Inflows/(outflows)	(5)	(335)	348
Market appreciation/(depreciation)	(202)	243	347
Fund closures	(459)	(271)	(45)

End of period assets	$—	$1,444	$1,807

Average assets during the period	$1,241	$1,705	$1,976
Headcount	217	208	228
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2020	2019
Global AUM (in millions)
Average global AUM	$61,158	$59,712	$1,446	2.4%

Operating Revenues (in thousands)
Advisory fees	$250,182	$265,652	$(15,470)	(5.8%)
Other income	3,517	2,751	766	27.8%

Total revenues	$253,699	$268,403	$(14,704)	(5.5%)

Average Global AUM
Our average global AUM increased 2.4% from $59.7 billion at December 31, 2019 to $61.2 billion at December 31, 2020 arising from market appreciation.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 5.8% from $265.7 million during the year ended December 31, 2019 to $250.2 million in the comparable period in 2020 due to a 4 basis point decline in our average global advisory fee arising from AUM mix shift, notwithstanding the increase in our average AUM. Our average global advisory fee declined from 0.45% during the year ended December 31, 2019 to 0.41% during the year ended December 31, 2020.
Other income
Other income increased 27.8% from $2.8 million during the year ended December 31, 2019 to $3.5 million in the comparable period in 2020 primarily due to higher creation/redemption fees associated with our international listed products.
Operating Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2020	2019
Compensation and benefits	$74,675	$80,761	$(6,086)	(7.5%)
Fund management and administration	60,515	61,502	(987)	(1.6%)
Marketing and advertising	11,128	12,163	(1,035)	(8.5%)
Sales and business development	10,579	18,276	(7,697)	(42.1%)
Contractual gold payments	16,811	13,226	3,585	27.1%
Professional and consulting fees	4,902	5,641	(739)	(13.1%)
Occupancy, communications and equipment	6,427	6,302	125	2.0%
Depreciation and amortization	1,021	1,045	(24)	(2.3%)
Third-party distribution fees	5,219	6,968	(1,749)	(25.1%)
Acquisition and disposition-related costs	416	902	(486)	(53.9%)
Other	6,924	8,083	(1,159)	(14.3%)

Total operating expenses	$198,617	$214,869	$(16,252)	(7.6%)

As a Percent of Revenues:	Year Ended December 31,
	2020	2019
Compensation and benefits	29.4%	30.1%
Fund management and administration	23.9%	22.9%
Marketing and advertising	4.4%	4.6%
Sales and business development	4.2%	6.8%

As a Percent of Revenues:	Year Ended December 31,
	2020	2019
Contractual gold payments	6.6%	4.9%
Professional and consulting fees	1.9%	2.1%
Occupancy, communications and equipment	2.5%	2.4%
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	2.1%	2.6%
Acquisition and disposition-related costs	0.2%	0.3%
Other	2.7%	3.0%

Total operating expenses	78.3%	80.1%

Compensation and benefits
Compensation and benefits expense decreased 7.5% from $80.8 million during the year ended December 31, 2019 to $74.7 million in the comparable period in 2020 due to lower incentive compensation accruals as well as $3.5 million of severance expense included in the prior year period. Headcount was 208 and 217 at December 31, 2019 and 2020, respectively.
Fund management and administration
Fund management and administration expense decreased 1.6% from $61.5 million during the year ended December 31, 2019 to $60.5 million in the comparable period in 2020 due to the sale of our Canadian ETF business in February 2020, partly offset by higher average AUM. We had 80 U.S. listed ETFs and 287 International listed ETPs at December 31, 2019 compared to 67 U.S. listed ETFs and 242 International listed ETPs at December 31, 2020.
Marketing and advertising
Marketing and advertising expense decreased 8.5% from $12.2 million during the year ended December 31, 2019 to $11.1 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Sales and business development
Sales and business development expense decreased 42.1% from $18.3 million during the year ended December 31, 2019 to $10.6 million in the comparable period in 2020 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Contractual gold payments
Contractual gold payments expense increased 27.1% from $13.2 million during the year ended December 31, 2019 to $16.8 million in the comparable period in 2020. This expense was associated with the payment of 9,500 ounces of gold and was calculated using the average daily spot price of $1,393 and $1,770 per ounce during the years ended December 31, 2019 and 2020, respectively.
Professional and consulting fees
Professional and consulting fees decreased 13.1% from $5.6 million during the year ended December 31, 2019 to $4.9 million in the comparable period in 2020 due to lower corporate consulting-related expenses.
Occupancy, communications and equipment
Occupancy, communications and equipment expense was essentially unchanged from the year ended December 31, 2019.
Depreciation and amortization
Depreciation and amortization expense was essentially unchanged from the year ended December 31, 2019.
Third-party distribution fees
Third-party distribution fees decreased 25.1% from $7.0 million during the year ended December 31, 2019 to $5.2 million in the comparable period in 2020 primarily due to lower fees for platform relationships.

Acquisition and disposition-related costs
Acquisition and disposition-related costs were $0.9 million and $0.4 million during the year ended December 31, 2019 and 2020. These were incurred in connection with the integration of ETFS during the year ended December 31, 2019 and costs associated with the sale of our Canadian ETF business, which was completed in February 2020.
Other
Other expenses decreased 14.3% from $8.1 million during the year ended December 31, 2019 to $6.9 million in the comparable period in 2020 primarily due to lower office-related and travel expenses as a result of our employees working remotely.
Other Income/(Expenses)

	Year Ended December 31,		Change	Percent Change
(in thousands)	2020	2019
Interest expense	$(9,668)	$(11,240)	$1,572	(14.0%)
Loss on revaluation of deferred consideration	(56,821)	(11,293)	(45,528)	403.2%
Interest income	744	3,332	(2,588)	(77.7%)
Impairments	(22,752)	(30,710)	7,958	(25.9%)
Loss on extinguishment of debt	(2,387)	—	(2,387)	n/a
Other gains and losses, net	580	(3,502)	4,082	n/a

Total other expenses, net	$(90,304)	$(53,413)	$(36,891)	69.1%

	Year Ended December 31,
As a Percent of Revenues:	2020	2019
Interest expense	(3.8%)	(4.2%)
Loss on revaluation of deferred consideration	(22.4%)	(4.2%)
Interest income	0.3%	1.2%
Impairments	(9.0%)	(11.4%)
Loss on extinguishment of debt	(0.9%)	—
Other gains and losses, net	0.2%	(1.3%)

Total other expenses, net	(35.6%)	(19.9%)

Interest expense
Interest expense decreased 14.0% from $11.2 million during the year ended December 31, 2019 to $9.7 million in the comparable period in 2020 due to a lower level of debt outstanding. Our effective interest rate during the years ended December 31, 2019 and 2020 were 5.3% and 5.5%, respectively, and includes our cost of borrowing and amortization of discounts, premiums and issuance costs.
Loss on revaluation of deferred consideration
We recognized a loss on revaluation of deferred consideration of $11.3 million and $56.8 million during the years ended December 31, 2019 and 2020, respectively. The loss in each period was due to an increase in the forward-looking price of gold when compared to the forward-looking gold curve at the beginning of each respective year. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold. In addition, the loss in the current year also resulted from a reduction in the discount rate used to compute the present value of the annual payment obligations.
Interest income
Interest income decreased 77.7% from $3.3 million during the year ended December 31, 2019 to $0.7 million in the comparable period in 2020 as paid-in-kind
interest income was accrued in the prior period on our former AdvisorEngine Inc., or AdvisorEngine, notes receivable.
Impairments
During the year ended December 31, 2020, we recognized
non-cash
impairment charges totaling $22.8 million, including $19.7 million related to our former investment in AdvisorEngine, and $3.1 million related to our investment in Thesys Group, Inc., or Thesys (See Notes 8 and 10 to our Consolidated Financial Statements).
During the year ended December 31, 2019, we recognized
non-cash
impairment charges totaling $30.7 million, including $30.1 million to our former investment in AdvisorEngine and $0.6 million in connection with the termination of our Japan office lease.

Loss on extinguishment of debt
During the year ended December 31, 2020, we recognized a non-cash loss on extinguishment of debt of $2.4 million arising from the acceleration of debt issuance cost amortization in connection with the termination of our former credit facility.
Other gains and losses, net
Other gains and losses, net were ($3.5) million and $0.6 million during the year ended December 31, 2019 and 2020, respectively. This includes a charge recorded during the years ended December 31, 2019 and 2020 of $4.3 million and $6.0 million, respectively, arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. In addition, during the year ended December 31, 2020, we recognized a gain of $2.9 million associated with the sale of our Canadian ETF business (See Note 3 to our Consolidated Financial Statements) and a gain of $1.1 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine. The year ended December 31, 2019 also includes a gain of $0.4 million from the recognition of the foreign currency translation adjustment upon the liquidation of our Japan business.
Gains and losses also generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income Taxes
Our effective income tax rate for the year ended December 31, 2020 of negative 1.2% resulted in income tax expense of $0.4 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a non-deductible
loss on revaluation of deferred consideration, a valuation allowance on capital losses and tax shortfalls associated with the vesting and exercise of stock-based compensation awards. These items were partly offset by a tax benefit of $6.0 million recognized in connection with the release of the tax-related
indemnification asset described above, a $2.9 million
non-taxable
gain recognized upon sale of our Canadian ETF business in the first quarter, a tax benefit of $2.6 million recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from our debt previously held in the UK and a lower tax rate on foreign earnings.
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

Acquisition of ETFS
In April 2018, we completed the ETFS Acquisition and therefore our results for the year ended December 2018 may not be directly comparable to our results from the year ended December 31, 2019.
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
Operating Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2019	2018
Compensation and benefits	$80,761	$74,515	$6,246	8.4%
Fund management and administration	61,502	56,686	4,816	8.5%
Marketing and advertising	12,163	13,884	(1,721)	(12.4%)
Sales and business development	18,276	17,153	1,123	6.5%
Contractual gold payments	13,226	8,512	4,714	55.4%
Professional and consulting fees	5,641	7,984	(2,343)	(29.3%)
Occupancy, communications and equipment	6,302	6,203	99	1.6%
Depreciation and amortization	1,045	1,301	(256)	(19.7%)
Third-party distribution fees	6,968	6,611	357	5.4%
Acquisition and disposition-related costs	902	11,454	(10,552)	(92.1%)
Other	8,083	8,534	(451)	(5.3%)

Total operating expenses	$214,869	$212,837	$2,032	1.0%

As a Percent of Revenues:	Year Ended December 31,
	2019	2018
Compensation and benefits	30.1%	27.2%
Fund management and administration	22.9%	20.7%
Marketing and advertising	4.6%	5.1%
Sales and business development	6.8%	6.2%
Contractual gold payments	4.9%	3.1%
Professional and consulting fees	2.1%	2.9%
Occupancy, communications and equipment	2.4%	2.3%
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	2.6%	2.4%
Acquisition and disposition-related costs	0.3%	4.2%
Other	3.0%	3.1%

Total operating expenses	80.1%	77.6%

Compensation and benefits
Compensation and benefits expense increased 8.4% from $74.5 million during the year ended December 31, 2018 to $80.8 million in the comparable period in 2019 primarily due to higher incentive compensation, partly offset by lower headcount related expenses. Headcount was 228 and 208 at December 31, 2018 and 2019, respectively.
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
Contractual gold payments
Contractual gold payments expense increased 55.4% from $8.5 million during the period April 11, 2018 through December 31, 2018 to $13.2 million during the year ended December 31, 2019. This expense was associated with the payment of 9,500 ounces of gold (6,835 ounces for the period from April 11, 2018 through December 31, 2018) and was calculated using the average daily spot price of $1,246 and $1,393 per ounce during the year to date periods of 2018 and 2019, respectively.
Professional and consulting fees
Professional and consulting fees decreased 29.3% from $8.0 million during the year ended December 31, 2018 to $5.6 million in the comparable period in 2019 due to lower spending on corporate consulting-related expenses.
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
Acquisition and disposition-related costs
Acquisition and disposition-related costs decreased 92.1% from $11.5 million during the year ended December 31, 2018 to $0.9 million in the comparable period in 2019 reflecting the substantial completion of the integration of ETFS. Expenses incurred during the year ended December 31, 2019 also include costs associated with the sale of our Canadian ETF business, which was completed in February 2020.
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

Interest expense
Interest expense increased 41.2% from $8.0 million during the year ended December 31, 2018 to $11.2 million in the comparable period in 2019 as borrowing under our former credit facility commenced on April 11, 2018. In addition, the increase was attributable to higher interest rates, partly offset by a reduced borrowing as we partially repaid $21.0 million of our outstanding debt during the year ended December 31, 2019. Our effective interest rate during April 11, 2018 through December 31, 2018 and during the year ended December 31, 2019 was 5.1% and 5.3%, respectively, and includes our cost of borrowing and amortization of issuance costs.
(Loss)/gain on revaluation of deferred consideration
We recognized a gain on revaluation of deferred consideration of $12.2 million during the year ended December 31, 2018 as the price of gold had declined when compared to April 11, 2018, the date in which the deferred consideration was originally measured. During the year ended December 31, 2019 we recognized a loss of ($11.3) million due to an increase in the price of gold, partly offset by the flattening of the forward-looking curve when compared to the forward-looking curve on December 31, 2018. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 7.7% from $3.1 million during the year ended December 31, 2018 to $3.3 million in the comparable period in 2019 due to paid-in-kind
interest accrued on our former AdvisorEngine notes receivable, partly offset by the maturity of our short-term investment grade portfolio which occurred in the prior year.
Impairments
During the year ended December 31, 2019, we recognized
non-cash
impairment charges totaling $30.7 million, including $30.1 million to our former investment in AdvisorEngine and $0.6 million in connection with the termination of our Japan office lease.
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
Other losses, net
Other losses, net were $0.2 million and $3.5 million during the year ended December 31, 2018 and 2019, respectively. Included in the loss recognized in the current year is a charge of $4.3 million arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. The indemnification asset arose from the ETFS Acquisition. An equal and offsetting benefit has been recognized in income tax expense. Also included in the year ended December 31, 2019 is a gain of $0.4 million from the recognition of the foreign currency translation adjustment upon the liquidation of our Japan business. Gains and losses also generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
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

Quarterly Results
The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2020 and 2019. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands, except per share amounts)	Q4/20	Q3/20	Q2/20	Q1/20	Q4/19	Q3/19	Q2/19	Q1/19
Operating Revenues:
Advisory fees	$66,105	$63,919	$57,208	$62,950	$68,179	$67,006	$65,627	$64,840
Other income	954	721	918	924	728	712	666	645

Total revenues	67,059	64,640	58,126	63,874	68,907	67,718	66,293	65,485

Operating Expenses:
Compensation and benefits	20,827	19,098	17,455	17,295	19,280	18,880	21,300	21,301
Fund management and administration	16,350	15,219	14,461	14,485	15,650	15,110	15,576	15,166
Marketing and advertising	3,715	2,996	1,949	2,468	3,551	3,022	2,910	2,680
Sales and business development	2,595	2,386	2,181	3,417	5,329	4,354	4,171	4,422
Contractual gold payments	4,449	4,539	4,063	3,760	3,516	3,502	3,110	3,098
Professional and consulting fees	1,322	950	1,357	1,273	1,604	1,259	1,296	1,482
Occupancy, communications and equipment	1,622	1,611	1,643	1,551	1,587	1,549	1,548	1,618
Depreciation and amortization	261	253	251	256	253	259	264	269
Third-party distribution fees	1,291	1,233	1,340	1,355	1,146	1,503	1,919	2,400
Acquisition and disposition-related costs	—	—	33	383	366	190	33	313
Other	1,720	1,611	1,596	1,997	1,816	1,959	2,255	2,053

Total operating expenses	54,152	49,896	46,329	48,240	54,098	51,587	54,382	54,802

Operating income	12,907	14,744	11,797	15,634	14,809	16,131	11,911	10,683
Other Income/(Expenses):
Interest expense	(2,694)	(2,511)	(2,044)	(2,419)	(2,606)	(2,832)	(2,910)	(2,892)
(Loss)/gain on revaluation of deferred consideration	(22,385)	(8,870)	(23,358)	(2,208)	(5,354)	(6,306)	(4,037)	4,404
Interest income	351	111	119	163	936	799	818	779
Impairments	—	(3,080)	—	(19,672)	(30,138)	—	—	(572)
Loss on extinguishment of debt	—	—	(2,387)	—	—	—	—	—
Other gains and losses, net	524	744	1,819	(2,507)	(2)	843	284	(4,627)

(Loss)/income before income taxes	(11,297)	1,138	(14,054)	(11,009)	(22,355)	8,635	6,066	7,775
Income tax expense/(benefit)	2,200	1,408	(804)	(2,371)	3,525	4,483	3,587	(1,049)

Net (loss)/income	($13,497)	$(270)	($13,250)	($8,638)	($25,880)	$4,152	$2,479	$8,824

(Loss)/earnings per share - basic	($0.10)	($0.01)	($0.09)	($0.06)	($0.17)	$0.02	$0.01	$0.05

(Loss)/earnings per share - diluted	($0.10)	($0.01)	($0.09)	($0.06)	($0.17)	$0.02	$0.01	$0.05

Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

	Q4/20	Q3/20	Q2/20	Q1/20	Q4/19	Q3/19	Q2/19	Q1/19
Percent of Revenues
Operating Revenues
Advisory fees	98.6%	98.9%	98.4%	98.6%	98.9%	98.9%	99.0%	99.0%
Other income	1.4%	1.1%	1.6%	1.4%	1.1%	1.1%	1.0%	1.0%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Compensation and benefits	31.1%	29.6%	30.0%	27.1%	28.0%	27.9%	32.1%	32.5%
Fund management and administration	24.4%	23.5%	24.9%	22.7%	22.7%	22.3%	23.5%	23.2%
Marketing and advertising	5.5%	4.6%	3.3%	3.9%	5.2%	4.5%	4.4%	4.1%
Sales and business development	3.9%	3.7%	3.8%	5.3%	7.7%	6.5%	6.3%	6.8%
Contractual gold payments	6.6%	7.0%	7.0%	5.9%	5.1%	5.2%	4.7%	4.7%
Professional and consulting fees	2.0%	1.5%	2.3%	2.0%	2.3%	1.9%	1.9%	2.3%
Occupancy, communications and equipment	2.4%	2.5%	2.8%	2.4%	2.3%	2.2%	2.3%	2.4%
Depreciation and amortization	0.4%	0.4%	0.4%	0.4%	0.4%	0.4%	0.4%	0.4%
Third-party distribution fees	1.9%	1.9%	2.3%	2.1%	1.7%	2.2%	2.9%	3.7%
Acquisition and disposition-related costs	n/a	n/a	0.1%	0.6%	0.5%	0.2%	0.1%	0.5%
Other	2.6%	2.5%	2.8%	3.1%	2.6%	2.9%	3.4%	3.1%

Total operating expenses	80.8%	77.2%	79.7%	75.5%	78.5%	76.2%	82.0%	83.7%

Operating income	19.2%	22.8%	20.3%	24.5%	21.5%	23.8%	18.0%	16.3%
Other Income/(Expenses)
Interest expense	(4.0%)	(3.9%)	(3.5%)	(3.8%)	(3.8%)	(4.2%)	(4.4%)	(4.4%)
(Loss)/gain on revaluation of deferred consideration	(33.3%)	(13.7%)	(40.2%)	(3.5%)	(7.8%)	(9.3%)	(6.1%)	6.7%
Interest income	0.5%	0.2%	0.2%	0.2%	1.4%	1.2%	1.2%	1.2%
Impairments	n/a	(4.8%)	n/a	(30.7%)	(43.7%)	n/a	n/a	(0.9%)
Loss on extinguishment of debt	n/a	n/a	(4.1%)	n/a	n/a	n/a	n/a	n/a
Other gains and losses, net	0.8%	1.2%	3.1%	(3.9%)	0.0%	1.2%	0.4%	(7.0%)

(Loss)/income before income taxes	(16.8%)	1.8%	(24.2%)	(17.2%)	(32.4%)	12.7%	9.1%	11.9%
Income tax expense/(benefit)	3.3%	2.2%	(1.4%)	(3.7%)	5.1%	6.6%	5.4%	(1.6%)

Net (loss)/income	(20.1%)	(0.4%)	(22.8%)	(13.5%)	(37.5%)	6.1%	3.7%	13.5%

	Q4/20	Q3/20	Q2/20	Q1/20	Q4/19	Q3/19	Q2/19	Q1/19
Operating Statistics
GLOBAL ETPs (in millions)
Beginning of period assets	$60,710	$57,666	$50,347	$63,615	$59,981	$60,389	$59,112	$54,094
Assets sold	—	—	—	(778)	—	—	—	—
Inflows/(outflows)	881	(477)	126	(536)	390	(698)	343	561
Market appreciation/(depreciation)	5,898	3,567	7,489	(11,934)	3,247	471	934	4,544
Fund closures	(97)	(46)	(296)	(20)	(3)	(181)	—	(87)

End of period assets	$67,392	$60,710	$57,666	$50,347	$63,615	$59,981	$60,389	$59,112

Average assets during the period	$64,125	$61,216	$55,708	$60,189	$61,858	$60,306	$58,575	$57,683
Average advisory fee during the period	0.41%	0.42%	0.41%	0.42%	0.44%	0.44%	0.45%	0.46%
Number of ETPs – end of the period	309	305	311	331	349	348	536	534
U.S. LISTED ETFs (in millions)
Beginning of period assets	$33,310	$31,362	$28,920	$40,600	$37,592	$39,220	$39,366	$35,486
Inflows/(outflows)	919	575	(1,474)	(1,273)	563	(1,198)	(166)	147
Market appreciation/(depreciation)	4,385	1,373	4,030	(10,397)	2,448	(430)	20	3,820
Fund closures	(97)	—	(114)	(10)	(3)	—	—	(87)

End of period assets	$38,517	$33,310	$31,362	$28,920	$40,600	$37,592	$39,220	$39,366

Average assets during the period	$36,002	$32,984	$30,626	$36,940	39,094	$37,857	$38,945	$38,061
Average advisory fee during the period	0.40%	0.41%	0.41%	0.43%	0.44%	0.44%	0.44%	0.45%
Number of ETFs – end of the period	67	67	67	77	80	80	79	77
INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$27,400	$26,304	$21,427	$23,015	$22,389	$21,169	$19,746	$18,608
Assets sold	—	—	—	(778)	—	—	—	—
Inflows/(outflows)	(38)	(1,052)	1,600	737	(173)	500	509	414
Market appreciation/(depreciation)	1,513	2,194	3,459	(1,537)	799	901	914	724
Fund closures	—	(46)	(182)	(10)	—	(181)	—	—

End of period assets	$28,875	$27,400	$26,304	$21,427	$23,015	$22,389	$21,169	$19,746

Average assets during the period	$28,123	$28,232	$25,082	$23,249	$22,764	$22,449	$19,630	$19,622
Average advisory fee during the period	0.42%	0.42%	0.41%	0.40%	0.44%	0.44%	0.46%	0.47%
Number of ETPs – end of the period	242	238	244	254	269	268	457	457
PRODUCT CATEGORIES
Commodity & Currency
Beginning of period assets	$25,122	$24,191	$19,748	$19,947	$19,599	$18,075	$16,545	$15,830
Inflows/(outflows)	(254)	(1,106)	1,325	622	(250)	524	624	249
Market appreciation/(depreciation)	1,179	2,037	3,118	(821)	598	1,000	906	466

End of period assets	$26,047	$25,122	$24,191	$19,748	$19,947	$19,599	$18,075	$16,545

Average assets during the period	$25,676	$25,878	$22,964	$20,302	$19,770	$19,438	$16,508	$16,568
U.S. Equity
Beginning of period assets	$15,612	$13,997	$12,151	$17,732	$16,281	$15,889	$15,747	$13,211
Inflows/(outflows)	395	897	(241)	(285)	460	239	107	639
Market appreciation/(depreciation)	2,360	718	2,087	(5,296)	991	153	35	1,897

End of period assets	$18,367	$15,612	$13,997	$12,151	$17,732	$16,281	$15,889	$15,747

Average assets during the period	$17,050	$15,141	$13,302	$16,011	$16,969	$15,872	$15,677	$14,810
International Developed Market Equity
Beginning of period assets	$8,621	$8,839	$8,659	$13,011	$12,169	$13,313	$14,056	$14,232
Inflows/(outflows)	(191)	(587)	(965)	(1,097)	(135)	(1,009)	(733)	(1,575)
Market appreciation/(depreciation)	984	369	1,145	(3,255)	977	(135)	(10)	1,399

End of period assets	$9,414	$8,621	$8,839	$8,659	$13,011	$12,169	$13,313	$14,056

Average assets during the period	$8,930	$8,835	$8,779	$11,453	$12,607	$12,379	$13,593	$14,197
Emerging Market Equity
Beginning of period assets	$5,979	$5,413	$4,600	$6,400	$5,699	$5,966	$5,626	$5,202
Inflows/(outflows)	1,399	257	(25)	69	195	176	346	(99)
Market appreciation/(depreciation)	1,161	309	838	(1,869)	506	(443)	(6)	523

End of period assets	$8,539	$5,979	$5,413	$4,600	$6,400	$5,699	$5,966	$5,626

Average assets during the period	$7,249	$5,917	$5,129	$5,919	$5,991	$5,729	$5,674	$5,411

	Q4/20	Q3/20	Q2/20	Q1/20	Q4/19	Q3/19	Q2/19	Q1/19
Fixed Income
Beginning of period assets	$3,630	$3,530	$3,527	$3,585	$3,337	$3,946	$3,692	$2,245
Inflows/(outflows)	(330)	76	(53)	21	218	(594)	235	1,421
Market appreciation/(depreciation)	24	24	56	(79)	30	(15)	19	26

End of period assets	$3,324	$3,630	$3,530	$3,527	$3,585	$3,337	$3,946	$3,692

Average assets during the period	$3,472	$3,605	$3,523	$3,653	$3,540	$3,731	$3,796	$3,184
Leveraged & Inverse
Beginning of period assets	$1,430	$1,350	$896	$1,138	$1,121	$1,125	$1,204	$1,059
Inflows/(outflows)	(118)	(9)	312	12	(22)	12	(55)	120
Market appreciation/(depreciation)	175	89	142	(254)	39	(16)	(24)	25

End of period assets	$1,487	$1,430	$1,350	$896	$1,138	$1,121	$1,125	$1,204

Average assets during the period	$1,436	$1,482	$1,169	$1,147	$1,178	$1,146	$1,179	$1,190
Alternatives
Beginning of period assets	$229	$225	$244	$358	$418	$433	$472	$508
Inflows/(outflows)	(26)	(4)	(29)	(66)	(61)	(17)	(38)	(46)
Market appreciation/(depreciation)	11	8	10	(48)	1	2	(1)	10

End of period assets	$214	$229	$225	$244	$358	$418	$433	$472

Average assets during the period	$224	$226	$226	$328	$398	$428	$463	$472
Closed ETPs
Beginning of period assets	$87	$121	$522	$1,444	$1,357	$1,642	$1,770	$1,807
Assets sold	—	—	—	(778)	—	—	—	—
Inflows/(outflows)	6	(1)	(198)	188	(15)	(29)	(143)	(148)
Market appreciation/(depreciation)	4	13	93	(312)	105	(75)	15	198
Fund closures	(97)	(46)	(296)	(20)	(3)	(181)	—	(87)

End of period assets	$—	$87	$121	$522	$1,444	$1,357	$1,642	$1,770

Average assets during the period	$88	$132	$616	$1,376	$1,405	$1,583	$1,685	$1,851
Headcount	217	211	214	210	208	212	214	216
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

•
Unrealized gains or losses on the revaluation of deferred consideration
: Deferred consideration is an obligation we assumed in connection with the ETFS acquisition that is carried at fair value. This item represents the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold and changes in the discount rate used to compute the present value of the annual payment obligations may have a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when arriving at adjusted net income and adjusted diluted earnings per share as it is not core to our operating business. The item is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate.

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

•
Other items
: Loss on extinguishment of debt, the release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from our debt previously outstanding in the UK, a gain arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine, impairment charges, a gain recognized upon sale of our Canadian ETF business, severance expense and acquisition and disposition-related costs are excluded when determining adjusted net income and adjusted earnings per share.

	Years Ended
Adjusted Net Income and Diluted Earnings per Share:	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2018
Net (loss)/income, as reported	$(35,655)	$(10,425)	$36,633
Add back/(deduct): Loss/(gain) on revaluation of deferred consideration	56,821	11,293	(12,220)
Add back: Impairments, net of income taxes	21,998	30,710	14,048
Deduct: Gain recognized upon sale of Canadian ETF business	(2,877)	—	—
Deduct: Release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from debt previously outstanding in the United Kingdom	(2,615)	—	—
Add back: Loss on extinguishment of debt, net of income taxes	1,910
Deduct: Gain arising from an adjustment to the estimated fair value of consideration received from the exit of investment in AdvisorEngine	(1,093)	—	—
Add back: Interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the convertible notes, net of income taxes	642	—	—
Add back/(deduct): Tax shortfalls/(windfalls) upon vesting and exercise of stock-based compensation awards	691	1,219	(534)
Add back: Acquisition and disposition-related costs, net of income taxes	383	787	10,508
Add back: Severance expense, net of income taxes	—	2,715	1,526

Adjusted net income	$40,205	$36,299	$49,961
Deduct: Income distributed to participating securities	(2,216)	(2,163)	(1,595)
Deduct: Undistributed income allocable to participating securities	(2,214)	(1,679)	(2,478)

Adjusted net income available to common stockholders	$35,775	$32,457	$45,888
Weighted average diluted shares, excluding participating securities (See Note 23 to our Consolidated Financial Statements)	148,688	151,975	147,290

Adjusted earnings per share - diluted	$0.24	$0.21	$0.31

Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31, 2020	December 31, 2019
Balance Sheet Data (in thousands) :
Cash and cash equivalents	$73,425	$74,972
Securities owned, at fair value	34,895	17,319
Accounts receivable	29,455	26,838
Securities held-to-maturity	451	16,863

Total: Liquid assets	138,226	135,992
Less: Total current liabilities	(73,999)	(79,041)
Less: Regulatory capital requirement – certain international subsidiaries	(10,745)	(12,312)

Subtotal	53,482	44,639
Plus: Revolving credit facility – available capacity	— (1)	27,908

Total: Available liquidity	$53,482	$72,547

(1)	Terminated on June 16, 2020.

	Year Ended December 31,
	2020	2019	2018
Cash Flow Data (in thousands) :
Operating cash flows	$29,395	$46,832	$37,468
Investing cash flows	28,382	(7,005)	(181,779)
Financing cash flows	(60,179)	(43,566)	169,199
Foreign exchange rate effect	855	927	(1,297)

(Decrease)/increase in cash and cash equivalents	$(1,547)	$(2,812)	$23,591

Liquidity
We consider our available liquidity to be our liquid assets, less our current liabilities and regulatory capital requirements of certain international subsidiaries. Liquid assets consist of cash and cash equivalents, securities owned at fair value, accounts receivable and securities held-to-maturity.
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
Cash and cash equivalents decreased $1.5 million during the year ended December 31, 2020 due to $179.0 million used to repay our debt, $31.2 million used to repurchase our common stock, $20.1 million used to pay dividends on our common stock and $5.4 million used to pay convertible notes issuance costs. These decreases were partly offset by $175.3 million of proceeds from the issuance of convertible notes, $29.4 million of net cash provided by operating activities, $16.5 million of proceeds from held-to-maturity
securities maturing or called prior to maturity, $9.6 million of proceeds from the sale of our financial interests in AdvisorEngine, $2.8 million of net proceeds from the sale of our Canadian ETF business and $0.6 million from other activities.
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

Issuance of Convertible Notes
On August 13, 2020, we issued and sold $25.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023, or the Additional Notes, pursuant to an indenture, or the Indenture, dated June 16, 2020, between us and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Additional Notes were issued at a price equal to 101% of the principal amount thereof, plus interest deemed to have accrued since June 16, 2020, and constitute a further issuance of, and form a single series with, our outstanding 4.25% Convertible Senior Notes due 2023 issued on June 16, 2020 in the aggregate principal amount of $150.0 million (the “Existing Notes” and together with the Additional Notes, the “Convertible Notes”). After the issuance of the Additional Notes, we had $175.0 million aggregate principal amount of Convertible Notes outstanding.
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

•
Seniority and Security
: The Convertible Notes are our senior unsecured obligations, but are subordinated in right of payment to our obligations to make certain redemption payments (if and when due) in respect of our Series A
Non-Voting
Convertible Preferred Stock (See Note 15 to our Consolidated Financial Statements).

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
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at December 31, 2020 was approximately $10.7 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans.
During the year ended December 31, 2020, we repurchased 8,234,324 shares of our common stock under the repurchase program for an aggregate cost of $31.2 million. Currently, $52.2 million remains under this program for future purchases.
Contractual Obligations
The following table summarizes our future payments associated with contractual obligations as of December 31, 2020.

	Total	Payments Due by Period
		(in thousands)
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Convertible Notes (1)	$175,250	$—	$175,250	$—	$—
Deferred consideration – gold payments (2)	230,137	17,374	30,878	26,480	155,405
Operating leases	26,693	3,135	5,916	6,185	11,457

Total	$432,080	$20,509	$212,044	$32,665	$166,862

(1)	Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment (See Note 14 to our Consolidated Financial Statements).

(2)
Paid from advisory fee income generated by any Company-sponsored financial product backed by physical gold with no recourse back to us for any unpaid amounts that exceed advisory fees earned (See Note 12 to our Consolidated Financial Statements).

Off-Balance
Sheet Arrangements
We do not have any
off-balance
sheet financing or other arrangements and have neither created nor are party to any special-purpose or off-balance
sheet entities for the purpose of raising capital, incurring debt or operating our business.
Critical Accounting Policies and Estimates
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
Goodwill is assessed for impairment annually on November 30
th
. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the market approach and its market capitalization when determining the fair value of the reporting unit. The results of our analysis indicated no impairment based upon a quantitative assessment.
Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for our intangible assets is November 30 th
. The results of our analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates ranging from 3% to 11% (3.5% weighted average) and a weighted average cost of capital of 9.0%.
Investments
We account for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed within ASU
2016-01,
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. See Notes 8 and 10 to our Consolidated Financial Statements for information regarding impairments recognized on our financial interests in AdvisorEngine and our investment in Thesys during the year ended December 31, 2020.
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices, a selected discount rate and perpetual growth rate. The weighted average forward-looking gold price per ounce and discount rate was $2,117 and 9.0%, respectively, at December 31, 2020. Changes in the fair value of this obligation are reported as (loss)/gain on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
During the year ended December 31, 2020, we reported a loss on deferred consideration – gold payments of $56.8 million. A 1.0% increase in the weighted average forward-looking gold price per ounce would have increased this reported loss by $1.9 million and a 1.0% increase in the discount rate would have decreased this reported loss by $23.0 million. A 1.0% change in the perpetual growth rate is not meaningful. See Note 12 to our Consolidated Financial Statements for additional information.
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
In August 2020, the Financial Accounting Standards Board, or FASB, issued ASU
2020-06,
Debt – Debt with Conversion and Other Options
(ASU
2020-06).
Under the ASU, the accounting for convertible instruments will be simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments will be reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception will be removed and, as a result, more equity contracts will qualify for the scope exception. The ASU will also simplify the diluted earnings-per-share
calculation in certain areas. The ASU will be effective for years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal periods beginning after December 15, 2020 (including interim periods within the same fiscal year). The adoption of this ASU will result in a reduction of interest expense recognized on our Convertible Notes (See Note 14 to our Consolidated Financial Statements) of approximately $0.4 million per quarter. We expect to early adopt this ASU.

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
Recently Adopted Accounting Pronouncements
On January 1, 2020, we adopted ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments
(ASU
2016-13).
The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that prior guidance delayed recognition of credit losses. The standard replaced the prior guidance’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss, or CECL, model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance
sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance
sheet credit exposures, debt securities (including those
held-to-maturity)
and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale
debt securities. For
available-for-sale
debt securities with unrealized losses, entities measure credit losses in a manner similar to prior guidance, except that the credit losses are recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology is utilized when assessing our financial instruments for impairment. As a result, entities recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time. The ASU also simplified the accounting model for purchased credit-impaired debt securities and loans. ASU
2016-13
also expanded the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. The adoption of this standard, which is applicable to our trade receivables, notes receivable and held-to-maturity
securities, did not have a material impact on our consolidated financial statements.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily in our WisdomTree ETFs, federal agency debt instruments, money market instruments at a commercial bank and other securities which totaled $33.9 million and $36.0 million as of December 31, 2019 and December 31, 2020, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.
In addition, our Convertible Notes bear interest at a fix rate of interest of 4.25%. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.
Exchange Rate Risk
We are subject to currency translation exposure on the results of our
non-U.S.
operations, primarily in the U.K and Europe. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. The advisory fees earned on our international listed ETPs are predominantly in U.S. dollars (and also paid in gold ounces, as described below); however, expenses for corporate overhead are generally incurred in British pounds. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may seek to do so in the future.
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
The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this Report. See Index to our Consolidated Financial Statements on page
F-1
of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation
S-K
regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form
10-K,
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
The information required by Item 9(e) of Schedule 14A will be contained in our definitive proxy statement or in an amendment to this Form
10-K
and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS; FINANCIAL STATEMENT SCHEDULES
(a). The following are filed as part of this Report:

1.	Consolidated Financial Statements : The consolidated financial statements and reports of independent registered public accounting firm required by this item are included beginning on page F-1.

2.	Financial Statement Schedules : None.
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
None.

WISDOMTREE INVESTMENTS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of WisdomTree Investments, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)
and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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

Valuation of Deferred Consideration

Description of the Matter	At December 31, 2020, the Company recorded a current deferred consideration liability of $17,374,000 and a long-term deferred consideration liability of $212,763,000 and for the year ended December 31, 2020, the Company recorded a loss on the revaluation of deferred consideration of $56,821,000. As more fully described in Notes 2, 5 and 12 to the consolidated financial statements, deferred consideration represents an obligation of the Company for fixed payments of physical gold bullion to a third party into perpetuity that is carried at fair value. The Company values deferred consideration using a discounted cash flow model and the significant unobservable inputs used are the discount rate, the perpetual growth rate and the extrapolated forward-looking gold prices.

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

ETFS Indefinite-Lived Intangible Assets – Assessment of Carrying Value

Description of the Matter	At December 31, 2020, the Company held indefinite-lived intangible assets related to rights to advisory agreements in connection with the ETFS acquisition, with an aggregate carrying value of $601,247,000. As described in Notes 2 and 26 to the consolidated financial statements, these assets were assessed for impairment based upon a quantitative test. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying values. The Company determined the fair value of its ETFS intangible assets using an income approach (discounted cash flow analysis) with significant unobservable inputs that included the weighted average cost of capital and projected revenue growth rates.

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

To test the Company’s quantitative impairment assessment of ETFS indefinite-lived intangible assets, our audit procedures included, among others, evaluating the Company’s selection of its fair value methodology, testing the significant unobservable inputs used in the valuation model, evaluating the clerical accuracy of the valuation model and testing the completeness and accuracy of the underlying data used by the Company to determine fair value. For example, we agreed to our audit workpapers the ETFS cash flows which were used as a data point in the discounted cash flow analysis. We compared the projected revenue growth rates to the Company’s historical results and to those of other guideline public companies in the same industry. In addition, we assessed the accuracy of the Company’s historical projections by comparing them to actual operating results. We involved our valuation specialists to assist in our evaluation of the Company’s valuation model, the weighted average cost of capital used by the Company and the comparability of the guideline public companies selected by the Company and to calculate an independent estimate of the indefinite-lived intangible assets which we compared to the Company’s fair value estimate.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
New York, NY
February 19, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of WisdomTree Investments, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree Investments, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria
.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, NY
February 19, 2021

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$73,425	$74,972
Securities owned, at fair value (including $23,932 and $16,886 invested in WisdomTree ETFs at December 31, 2020 and 2019, respectively)	34,895	17,319
Accounts receivable (including $26,884 and $25,667 due from related parties at December 31, 2020 and 2019, respectively)	29,455	26,838
Prepaid expenses	3,827	3,724
Other current assets	259	207

Total current assets	141,861	123,060
Fixed assets, net	7,579	8,127
Notes receivable, net (Note 9)	—	28,172
Indemnification receivable (Note 24)	27,016	32,101
Securities held-to-maturity	451	16,863
Deferred tax assets, net	8,063	7,398
Investments (Note 10)	8,112	11,192
Right of use assets – operating leases (Note 16)	16,327	18,161
Goodwill (Note 26)	85,856	85,856
Intangible assets (Note 26)	601,247	603,294
Other noncurrent assets	180	983

Total assets	$896,692	$935,207

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$19,564	$22,021
Compensation and benefits payable	22,803	26,501
Deferred consideration – gold payments (Note 12)	17,374	13,953
Securities sold, but not yet purchased, at fair value	—	582
Operating lease liabilities (Note 16)	3,135	3,682
Income taxes payable	916	3,372
Accounts payable and other liabilities	10,207	8,930

Total current liabilities	73,999	79,041
Convertible notes (Note 14)	166,646	—
Debt (Note 13)	—	175,956
Deferred consideration – gold payments (Note 12)	212,763	159,071
Operating lease liabilities (Note 16)	17,434	19,057
Other noncurrent liabilities (Note 24)	27,016	32,101

Total liabilities	497,858	465,226
Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $72,667 and $71,630 at December 31, 2020 and 2019, respectively) (Note 15)	132,569	132,569

Contingencies (Note 17 )
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 148,716 and 155,264 at December 31, 2020 and 2019, respectively	1,487	1,553
Additional paid-in capital	317,075	352,658
Accumulated other comprehensive income	1,102	945
Accumulated deficit	(53,399)	(17,744)

Total stockholders’ equity	266,265	337,412

Total liabilities and stockholders’ equity	$896,692	$935,207

The accompanying notes are an integral part of these consolidated financial statements

F-
6

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Operating Revenues:
Advisory fees	$250,182	$265,652	$271,104
Other income	3,517	2,751	3,012

Total revenues	253,699	268,403	274,116

Operating Expenses:
Compensation and benefits	74,675	80,761	74,515
Fund management and administration	60,515	61,502	56,686
Marketing and advertising	11,128	12,163	13,884
Sales and business development	10,579	18,276	17,153
Contractual gold payments (Note 12)	16,811	13,226	8,512
Professional and consulting fees	4,902	5,641	7,984
Occupancy, communications and equipment	6,427	6,302	6,203
Depreciation and amortization	1,021	1,045	1,301
Third-party distribution fees	5,219	6,968	6,611
Acquisition and disposition-related costs	416	902	11,454
Other	6,924	8,083	8,534

Total operating expenses	198,617	214,869	212,837

Operating income	55,082	53,534	61,279
Other Income/(Expenses):
Interest expense	(9,668)	(11,240)	(7,962)
(Loss)/gain on revaluation of deferred consideration – gold payments (Note 12)	(56,821)	(11,293)	12,220
Interest income	744	3,332	3,093
Impairments (Note 27)	(22,752)	(30,710)	(17,386)
Loss on extinguishment of debt (Note 13)	(2,387)	—	—
Other gains and losses, net	580	(3,502)	(205)

(Loss)/income before income taxes	(35,222)	121	51,039
Income tax expense	433	10,546	14,406

Net (loss)/income	$(35,655)	$(10,425)	$36,633

(Loss)/earnings per share—basic	$(0.25)	$(0.08)	$0.23

(Loss)/earnings per share—diluted	$(0.25)	$(0.08)	$0.23

Weighted-average common shares—basic	148,682	151,823	146,645

Weighted-average common shares—diluted	148,682	151,823	158,415

Cash dividends declared per common share	$0.12	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements

F-
7

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)/Income
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss)/income	$(35,655)	$(10,425)	$36,633
Other comprehensive income
Reclassification of foreign currency translation adjustment to other gains and losses, net, upon the sale of WisdomTree Asset Management Canada, Inc. (“WTAMC” or “Canadian ETF business”) (Note 3)	(167)	—	—
Reclassification of foreign currency translation adjustment to other gains and losses, net, upon the liquidation of WisdomTree Japan Inc. (Note 3)	—	(397)	—
Change in unrealized gains/(losses) on available-for-sale debt securities, net of tax	—	—	477
Foreign currency translation adjustment, net of income taxes	324	875	(301)

Other comprehensive income	157	478	176

Comprehensive (loss)/income	$(35,498)	$(9,947)	$36,809

The accompanying notes are an integral part of these consolidated financial statements

F-
8

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income/(Loss)
Balance—January 1, 2018	136,996	$1,370	$216,006	$291	$(24,716)	$192,951
Common stock issued (Note 3)	15,250	153	137,097	—	—	137,250
Restricted stock issued and vesting of restricted stock units, net	759	9	(9)	—	—	—
Shares repurchased	(334)	—	(2,885)	—	—	(2,885)
Exercise of stock options, net	531	—	191	—	—	191
Stock-based compensation	—	—	13,255	—	—	13,255
Other comprehensive income	—	—	—	176	—	176
Dividends	—	—	—	—	(19,236)	(19,236)
Net income	—	—	—	—	36,633	36,633

Balance—December 31, 2018	153,202	$1,532	$363,655	$467	$(7,319)	$358,335
Restricted stock issued and vesting of restricted stock units, net	2,347	22	(22)	—	—	—
Shares repurchased	(370)	(1)	(2,340)	—	—	(2,341)
Exercise of stock options, net	85	—	160	—	—	160
Stock-based compensation	—	—	11,590	—	—	11,590
Other comprehensive income	—	—	—	478	—	478
Dividends	—	—	(20,385)	—	—	(20,385)
Net loss	—	—	—	—	(10,425)	(10,425)

Balance—December 31, 2019	155,264	$1,553	$352,658	$945	$(17,744)	$337,412
Restricted stock issued and vesting of restricted stock units, net	1,569	15	(15)	—	—	—
Shares repurchased	(8,234)	(82)	(31,115)	—	—	(31,197)
Exercise of stock options, net	117	1	291	—	—	292
Stock-based compensation	—	—	11,706	—	—	11,706
Allocation of equity component related to convertible notes, net of issuance costs of $157 and deferred taxes of $1,239	—	—	3,663	—	—	3,663
Other comprehensive income	—	—	—	157	—	157
Dividends	—	—	(20,113)	—	—	(20,113)
Net loss	—	—	—	—	(35,655)	(35,655)

Balance—December 31, 2020	148,716	$1,487	$317,075	$1,102	$(53,399)	$266,265

The accompanying notes are an integral part of these consolidated financial statements

F-
9

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss)/income	$(35,655)	$(10,425)	$36,633
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Advisory fees received in gold and other precious metals	(62,416)	(49,887)	(32,238)
Loss/(gain) on revaluation of deferred consideration – gold payments	56,821	11,293	(12,220)
Impairments	22,752	30,710	17,386
Contractual gold payments	16,811	13,226	8,512
Stock-based compensation	11,706	11,590	13,255
Amortization of right of use asset	3,182	3,174	—
Gain on sale – Canadian ETF business	(2,877)	—	—
Loss on extinguishment of debt	2,387	—	—
Deferred income taxes	(2,192)	(349)	(6,083)
Amortization of issuance costs – convertible notes	1,710	—	—
Amortization of issuance costs – former credit facility	1,328	2,888	2,087
Depreciation and amortization	1,021	1,045	1,301
Paid-in-kind interest income	—	(2,498)	(1,974)
Other	(1,169)	(173)	798
Changes in operating assets and liabilities:
Securities owned, at fair value	(17,576)	(8,446)	(7,182)
Accounts receivable	(193)	(19)	3,804
Prepaid expenses	(159)	738	427
Gold and other precious metals	45,087	35,886	25,604
Other assets	107	172	984
Fund management and administration payable	(2,264)	(476)	221
Compensation and benefits payable	(3,804)	7,885	(16,050)
Income taxes payable	(2,441)	4,524	5,706
Securities sold, but not yet purchased, at fair value	(582)	(1,116)	748
Operating lease liabilities	(3,517)	(3,587)	—
Accounts payable and other liabilities	1,328	677	(4,251)

Net cash provided by operating activities	29,395	46,832	37,468

Cash flows from investing activities:
Purchase of fixed assets	(472)	(47)	(71)
Proceeds from held-to-maturity securities maturing or called prior to maturity	16,488	3,244	1,107
Proceeds from the sale of the Company’s financial interests in AdvisorEngine Inc.	9,592	—	—
Proceeds from the sale of Canadian ETF business, net	2,774	—	—
Purchase of investments	—	(8,112)	—
Funding of notes receivable	—	(2,090)	(8,000)
Proceeds from sales and maturities of debt securities available-for-sale	—	—	64,498
Cash paid for acquisition, net of cash acquired	—	—	(239,313)

Net cash provided by/(used in) investing activities	28,382	(7,005)	(181,779)

Cash flows from financing activities:
Repayment of debt	(179,000)	(21,000)	—
Shares repurchased	(31,197)	(2,341)	(2,885)
Dividends paid	(20,113)	(20,385)	(19,236)
Convertible notes issuance costs	(5,411)	—	—
Proceeds from the issuance of convertible notes (Note 14)	175,250	—	—
Proceeds from exercise of stock options	292	160	191
Credit facility issuance costs	—	—	(8,690)
Preferred stock issuance costs	—	—	(181)
Proceeds from the issuance of debt	—	—	200,000

Net cash (used in)/provided by financing activities	(60,179)	(43,566)	169,199

Increase/(decrease) in cash flow due to changes in foreign exchange rate	855	927	(1,297)

Net (decrease)/increase in cash and cash equivalents	(1,547)	(2,812)	23,591
Cash and cash equivalents—beginning of year	74,972	77,784	54,193

Cash and cash equivalents—end of year	$73,425	$74,972	$77,784

	Year Ended December 31,
Supplemental disclosure of cash flow information:	2020	2019	2018

Cash paid for taxes	$10,131	$10,060	$14,398

Cash paid for interest	$7,088	$8,037	$5,577

NON-CASH
ACTIVITIES
On January 1, 2019, the Company recognized a
right-of-use
asset and lease liability of $19,827 and $24,817, respectively, upon the implementation of Accounting Standards Update
2016-02,
Leases

(
Note 16
)
.
In April 2018, the Company issued 14,750 shares of preferred stock and 15,250,000 shares of common stock to ETFS Capital in connection with the ETFS Acquisition which were collectively valued at $270,000 (Note 3). In addition, a wholly-owned subsidiary of the Company assumed a deferred consideration obligation which was valued at $172,746 on the acquisition date (Note 12).
During the year ended December 31, 2018, stock options that would have resulted in $508 of proceeds upon exercise were instead exercised on a cashless basis.
The accompanying notes are an integral part of these consolidated financial statements

F-
11

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

•
WisdomTree Commodity Services, LLC
(“WTCS”) is a New York based company that served as the managing owner and commodity pool operator of the WisdomTree Continuous Commodity Index Fund (“GCC”) until December 2020 when GCC was reorganized into the WisdomTree Enhanced Commodity Strategy Fund under WTT.

Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of WTAMC to CI Financial Corp. (Note 3).
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

F-1
2

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
Contractual Gold Payments
Contractual gold payments are measured and paid monthly based upon the average daily spot price of gold (Note 12).
Marketing and Advertising
Marketing and advertising
costs, including media advertising and production costs, are expensed when incurred.
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
Third-Party Distribution Fees
The Company pays a percentage of its advisory fee revenues based on incremental growth in assets under management (“AUM”), subject to caps or minimums, to marketing agents to sell WisdomTree ETFs and for including WisdomTree ETFs on third-party customer platforms and recognizes these expenses as incurred.

F-
13

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be classified as cash equivalents. The Company maintains deposits with financial institutions in an amount that is in excess of federally insured limits.
Accounts Receivable
Accounts receivable are customer and other obligations due under normal trade terms. The Company measures credit losses
, if any,
by applying historical loss rates, adjusted for current conditions and reasonable and supportable forecasts to amounts outstanding using the aging method.
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
available-for-sale
(“AFS”). These securities are recorded on their trade date and are measured at fair value. All equity securities are classified by the Company as trading. Debt securities are classified based primarily on the Company’s intent to hold or sell the security. Changes in the fair value of debt securities classified as trading and AFS are reported in other income and other comprehensive income, respectively, in the period the change occurs. Debt securities classified as AFS are assessed for impairment on a quarterly basis and an estimate for credit loss is provided when the fair value of the AFS debt security is below its amortized cost basis. Credit-related impairments are recognized in earnings with a corresponding adjustment to the security’s amortized cost basis if the Company intends to sell the impaired AFS debt security or it is more likely than not the Company will be required to sell the security before recovering its amortized cost basis. Other credit-related impairments are recognized as an allowance with a corresponding adjustment to earnings. Impairments resulting from noncredit-related factors are recognized in other comprehensive income. Amounts recorded in other comprehensive income are reclassified into earnings upon sale of the AFS debt security using the specific identification method.
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
Effective January 1, 2020, the Company reviews its portfolio of held-to-maturity
securities for impairment on a quarterly basis, recognizing an allowance, if any, by applying an estimated loss rate after consideration for the nature of collateral securing the financial asset as well as potential future changes in collateral values and historical loss information for financial assets secured with similar collateral. Previously, these securities were evaluated for impairment on a quarterly basis and if a decline in fair value was deemed to be other-than-temporary, the securities were written down to their fair value through earnings.
Investments in pass-through government-sponsored enterprises (“GSEs”) are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.

F-1
4

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
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805,
Business Combinations,
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
Goodwill is allocated to the Company’s U.S. Business and European Business components. Effective January 1, 2020, for impairment testing purposes, these components are aggregated as a single reporting unit as they fall under the same operating segment and have similar economic characteristics. Previously, these components were tested separately for impairment when the
Company was operating as more than one operating segment.
Goodwill is assessed for impairment annually on November 30
th
. When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and a quantitative assessment using the market approach and its market capitalization when determining the fair value of the reporting unit.
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
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate (Note 12). Changes in the fair value of this obligation are reported as (loss)/gain on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
Convertible Notes and Debt
Convertible notes and debt are carried at amortized cost, net of discounts and issuance costs. The convertible notes are required to be separated into their liability and equity components by allocating the issuance proceeds to each of these components. The liability component for convertible instruments that qualify for a derivative scope exception (applicable to the convertible notes) is allocated proceeds equal to the estimated fair value of similar debt instruments without the conversion option. The difference between the gross proceeds received from the issuance of the convertible notes and the proceeds allocated to the liability component represents the residual amount that is recorded in additional paid-in
capital. Interest expense is recognized using the effective interest method and includes amortization of discounts and debt issuance costs over the life of the debt.
Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company evaluates the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which it is a party and accrues a loss contingency when the loss is probable and reasonably estimable.
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The Series A non-voting
convertible preferred stock (Note 15) and unvested share-based payment awards that contain non-forfeitable
rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class
method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).
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

The Global Intangible
Low-Taxed
Income (“GILTI”) provisions of the Tax Reform Act requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. The Company accounts for the tax effects of these provisions in the period that is subject to such tax.
Non-income
based taxes are recorded as part of other liabilities and other expenses.
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU
2020-06,
Debt – Debt with Conversion and Other Options
(ASU
2020-06).
Under the ASU, the accounting for convertible instruments will be simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments will be reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception will be removed and, as a result, more equity contracts will qualify for the scope exception. The ASU will also simplify the diluted earnings-per-share
calculation in certain areas. The ASU will be effective for years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal periods beginning after December 15, 2020 (including interim periods within the same fiscal year). The adoption of this ASU will result in a reduction of interest expense recognized on the Company’s convertible notes (Note 14) of approximately $420 per quarter. The Company expects to early adopt this ASU.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes
(ASU
2019-12).
The main objective of the standard is to reduce complexity in the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The standard also simplifies the accounting for income taxes by enacting the following: (a) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount as a non-income-based
tax; (b) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered as a separate transaction; (c) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (d) requiring that an entity reflect the enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU
2019-12
is effective for years beginning after December 15, 2020, including the interim periods within those reporting periods. Early adoption is permitted. The Company has determined that this standard will not have a material impact on its financial statements and has not early adopted this ASU.
Recently Adopted Accounting Pronouncements
On January 1, 2020, the Company adopted ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments
(ASU
2016-13).
The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that prior guidance delayed recognition of credit losses. The standard replaced the prior guidance’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance
sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance
sheet credit exposures, debt securities (including those
held-to-maturity)
and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to AFS debt securities. For AFS debt securities with unrealized losses, entities measure credit losses in a manner similar to prior guidance, except that the credit losses are recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology is utilized when assessing the Company’s financial instruments for impairment. As a result, entities recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time. The ASU also simplified the accounting model for purchased credit-impaired debt securities and loans. ASU
2016-13
also expanded the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. The adoption of this standard, which is applicable to the Company’s trade receivables, notes receivable and held-to-maturity
securities, did not have a material impact on the Company’s consolidated financial statements.

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
3. Acquisitions and Exit Activities
Acquisition of ETFS
On April 11, 2018, the Company acquired the European exchange-traded commodity, currency and leveraged-and-inverse
business (“ETFS”) of ETFS Capital Limited (“ETFS Capital”) for a purchase price consisting of $253,000 in cash and a fixed number of shares of the Company’s capital stock, consisting of (i) 15,250,000 shares of common stock (the “Common Shares”) and (ii) 14,750 shares of Series A
Non-Voting
Convertible Preferred Stock (the “Preferred Shares”), which are convertible into an aggregate of 14,750,000 shares of common stock.
The Company also assumed an obligation to pay deferred consideration into perpetuity (Note 12).

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
Had the ETFS Acquisition been consummated on January 1, 2018, the Company’s revenues and net income for the year ended December 31, 2018 would have been $297,541 and $37,336, respectively. This information was derived from the historical financial results of the Company and ETFS and was adjusted to give effect to pro forma events that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results following the acquisition.

Significant adjustments to the unaudited pro forma financial information above include the recognition of interest expense arising from a borrowing to consummate the acquisition, eliminating acquisition-related costs directly attributable to the acquisition and adjusting consolidated income tax expense based upon the Company’s anticipated normalized consolidated effective tax rate.
The unaudited pro forma financial information above is not necessarily indicative of what the combined results of the Company would have been had the acquisition been completed as of January 1, 2018 and does not purport to project the future results of the combined company. In addition, the unaudited pro forma financial information does not reflect any cost savings initiatives following the completion of the acquisition.
Exit Activities
The following table summarizes operating losses recognized by the Company’s wholly-owned subsidiaries that have either been sold or liquidated during reporting periods covered by its consolidated financial statements:

	Years Ended December 31,
	2020	2019	2018
WTAMC	$428	$2,786	$3,925
WisdomTree Japan Inc. (“WTJ”) (1)	—	550	4,520

Total	$428	$3,336	$8,445

(1)	WTJ also recognized an impairment expense of $572 in connection with the termination of its office lease during the year ended December 31, 2019.

Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WTAMC to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and will receive additional cash consideration of CDN $2,000 to $8,000, depending on the achievement of certain AUM growth targets over the next three years.
During the year ended December 31, 2020, the Company recognized a $2,877 gain on sale which was recorded in other gains and losses, net on the Consolidated Statements of Operations and represents the difference between the minimum cash consideration payable to the Company and the carrying value of WTAMC’s net assets upon disposition. Contingent payments, if any, are recognized by the Company when the contingency is resolved and the gain is realized.
Restructuring of Distribution Strategy in Japan
In July 2018, the Company determined to restructure its distribution strategy in Japan. As a result, WTJ ceased operations and was liquidated in September 2019.
Acquisition and Disposition-Related Costs
During the years ended December 31, 2020, 2019 and 2018, the Company incurred acquisition and disposition-related costs of $416, $902 and $11,454, respectively, in connection with the sale of WTAMC and the ETFS Acquisition.
4. Cash and Cash Equivalents
Of the total cash and cash equivalents of $73,425 and $74,972 at December 31, 2020 and December 31, 2019, respectively, $70,911 and $72,120 were held at two financial institutions. At December 31, 2020 and December 31, 2019, cash equivalents were approximately $660 and $317, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was $10,745 and $12,312 at December 31, 2020 and December 31, 2019, respectively. These requirements are generally satisfied by cash on hand.
In addition, the Company collateralized its U.S. office lease through a standby letter of credit totaling $1,384 which is restricted from further use.
5. Fair Value Measurements
The fair value of financial instruments is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. ASC 820,
Fair Value Measurement
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the years ended December 31, 2020 and 2019, there were no transfers between Levels 2 and 3.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$660	$660	$—	$—
Securities owned, at fair value
ETFs	24,165	24,165	—	—
Pass-through GSEs	8,613	—	8,613	—
Corporate bonds	2,117	—	2,117	—

Total	$35,555	$24,825	$10,730	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. (“AdvisorEngine”) – Financial interests (1)	$—	$—	$—	$—
Thesys Group, Inc. (“Thesys”) – Series Y Preferred Stock (1)	—	—	—	—

Total	$—	$—	$—	$—

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 12)	$230,137	$—	$—	$230,137

Non-recurring fair value measurements:
Convertible notes (2)	$170,191	$—	$170,191	$—

(1)
The fair value of the AdvisorEngine financial interests of $9,592 was determined on May 4, 2020, the date in which these financial interests were sold (Note 8). Thesys was written down to zero on September 30, 2020 (Note 10).

(2)	Fair value of $145,847 and $24,344 determined on June 16, 2020 and August 13, 2020, respectively (Note 14).

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$317	$317	$—	$—
Securities owned, at fair value
ETFs	17,319	17,319	—	—

Total	$17,636	$17,636	$—	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. – Financial interests (1)	$28,172	—	—	$28,172

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 12)	$173,024	$—	$—	$173,024
Securities sold, but not yet purchased	582	582	—	—

Total	$173,606	$582	$—	$173,024

(1)	Fair value determined on December 31, 2019 (Note 8).
Recurring Fair Value Measurements—Methodology
Cash Equivalents
– These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.
Securities Owned/Sold but Not Yet Purchased
– Securities owned and sold, but not yet purchased are investments in ETFs, pass-through GSEs and corporate bonds. ETFs are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs and corporate bonds include consideration given to collateral characteristics and market assumptions related to yields, credit risk and prepayments and are therefore classified as Level 2 in the fair value hierarchy.

Deferred Consideration (Note 12)
– Deferred consideration represents the present value of an obligation to pay gold into perpetuity.
The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Years Ended December 31,
	2020	2019
Deferred consideration (Note 12)
Beginning balance	$173,024	$161,540
Net realized losses (1)	16,811	13,226
Net unrealized losses (2)	56,821	11,293
Settlements	(16,519)	(13,035)

Ending balance	$230,137	$173,024

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.

(2)	Recorded as loss on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
6. Securities Owned/Sold but Not Yet Purchased
These securities consist of the following:

	December 31, 2020	December 31, 2019
Securities Owned
Trading securities	$34,895	$17,319

Securities Sold, but not yet Purchased
Trading securities	$—	$582

Trading losses for securities owned and securities sold, but not yet purchased still held
at December 31, 2020 and December 31, 2019 were $59 and $43, respectively, which were recognized in other gains and losses, net, in the Consolidated Statements of Operations.
The Company had no AFS debt securities at December 31, 2020 and December 31, 2019. During the year ended December 31, 2018, the Company received $64,498 of proceeds from the sale and maturity of available-for-sale securities and recognized gross realized losses of $739. Those losses were reclassified out of accumulated other comprehensive income and into the Consolidated Statements of Operations.
7. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	December 31, 2020	December 31, 2019
Debt instruments: Pass-through GSEs (amortized cost)	$451	$16,863

During the years ended December 31, 2020 and 2019, the Company received proceeds of $16,488 and $3,244, respectively, from held-to-maturity
securities
maturing or being called prior to maturity.
The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

F-
2
1

	December 31,
	2020	2019
Cost/amortized cost	$451	$16,863
Gross unrealized gains	30	38
Gross unrealized losses	(12)	(297)

Fair value	$469	$16,604

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
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	December 31,
	2020	2019
Due within one year	$—	$—
Due one year through five years	—	2,000
Due five years through ten years	—	7,494
Due over ten years	451	7,369

Total	$451	$16,863

8. AdvisorEngine Inc. – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine
.
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

Unobservable Inputs (Initial Recognition – May 4, 2020)
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
The contingent payments are subsequently remeasured when the contingency is resolved and the gain is realized.
Summarized below are the financial interests previously held:

	December 31, 2020		December 31, 2019
	Amortized Cost, plus Accrued Interest	Net Carrying Value	Amortized Cost, plus Accrued Interest	Net Carrying Value
Unsecured convertible note	$—	$—	$2,126	$2,126
Unsecured non-convertible note	—	—	31,184	26,046

Subtotal—Notes receivable	—	—	33,310	28,172
Preferred stock	—	—	25,000	—

Total	$—	$—	$58,310	$28,172	(1)

(1)
Net of an impairment of $30,138 at December 31, 2019, which was determined based upon that status of the sale negotiations at the time. During the year ended December 31, 2020, the Company adjusted the carrying value of its financial interests by recording an impairment of $19,672 on its notes receivable and subsequently recognized a gain of $1,093 arising from an adjustment to the estimated fair value of consideration received
.
 These fair value adjustments recognized during the year ended December 31, 2020 were based upon the final sale terms as disclosed above. The gain was included in other gains and losses, net on the Consolidated Statements of Operations.

9. Notes Receivable
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine. See Note 8 for additional information.
Accrued Interest
Effective January 1, 2020, notes receivable were placed on
non-accrual
status. During the years ended December 31, 2020 and 2019, the Company recognized interest income of $0 and $2,498, respectively.
10. Investments
The following table sets forth the Company’s investments:

	December 31, 2020	December 31, 2019
Securrency, Inc. – Preferred stock	$8,112	$8,112
Thesys – Preferred stock	—	3,080

Total	$8,112	$11,192

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
The investment is accounted for under the measurement alternative prescribed within ASU
2016-01,
as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the year ended December 31, 2020 based upon a qualitative assessment. In addition, there were no observable price changes during the reporting period.
Thesys
On June 20, 2017, the Company was issued 7,797,533 newly authorized shares of Series Y preferred stock (“Series Y Preferred”) of Thesys in connection with the resolution of a dispute related to the Company’s ownership stake in Thesys. The Series Y Preferred represents current ownership of approximately 19% of Thesys on a fully diluted basis
.
The Series Y Preferred is accounted for under the measurement alternative prescribed within ASU
2016-01
as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis.
During the year ended December 31, 2020, the Company recognized an impairment of $3,080 on its Series Y Preferred as Thesys has underperformed financially when assessed against prior expectations. The carrying value of the Series Y Preferred was $0 and $3,080 at December 31, 2020 and December 31, 2019, respectively.

F-2
3

11. Fixed Assets, net
The following table summarizes fixed assets:

	December 31,
	2020	2019
Equipment	$2,836	$2,330
Furniture and fixtures	2,225	2,218
Leasehold improvements	11,012	10,989
Less: accumulated depreciation and amortization	(8,494)	(7,410)

Total	$7,579	$8,127

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
The Company determined the present value of the deferred consideration of $230,137 and $173,024 at December 31, 2020 and December 31, 2019 using the following assumptions:

	December 31, 2020	December 31, 2019
Forward-looking gold price (low) – per ounce	$1,903	$1,535
Forward-looking gold price (high) – per ounce	$2,662	$2,328
Forward-looking gold price (weighted average) – per ounce	$2,117	$1,757
Discount rate	9.0%	10.0%
Perpetual growth rate	0.9%	1.5%
The forward-looking gold prices at December 31, 2020 were extrapolated from the last observable CMX exchange price (beyond 2026) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. The perpetual growth rate was determined based upon the increases in observable forward-looking gold prices through 2026. This obligation is classified as Level 3 as the discount rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $17,374 and $13,953 and long-term amounts payable were $212,763 and $159,071, respectively, at December 31, 2020 and December 31, 2019, respectively.
During the years ended December 31, 2020 and 2019, the Company recognized the following in respect of deferred consideration:

	Years Ended December 31,
	2020	2019
Contractual Gold Payments	$16,811	$13,226
Contractual Gold Payments – gold ounces paid	9,500	9,500
Loss on revaluation of deferred consideration – gold payments (1)	$(56,821)	$(11,293)

(1)
Losses arise due to increases in the forward-looking price of gold and the magnitude of any loss is highly correlated to the magnitude of the change in the forward-looking price of gold.

In addition, losses arise due to increases in the perpetual growth rate and a reduction in the discount rate used to compute the present value of the annual payment obligations.

F-
2
4

13. Credit Facility
The following table provides a summary of the Company’s outstanding borrowings under its credit facility:

	December 31, 2020		December 31, 2019
	Term Loan	Revolver	Term Loan	Revolver
Amount borrowed	$179,000	$—	$200,000	$—
Amounts repaid	(179,000)	—	(21,000)	—

Amounts outstanding	—	—	179,000	—
Unamortized issuance costs	—	—	(3,044)	671

Carrying amount	$—	$—	$175,956	$671

Effective interest rate	4.15%	n/a	5.32%	n/a

On June 16, 2020, the Company terminated its credit facility by repaying all amounts outstanding under its term loan and terminating the revolver. A loss on extinguishment of debt of $2,387 was recognized which represented the write-off
of the remaining unamortized issuance costs.
Interest expense recognized on the credit facility during the years ended December 31, 2020 and 2019 was $4,086 and $11,240, respectively.

The fair value of the Company’s debt (classified as Level 2 within the fair value hierarchy) was $176,986 at December 31, 2019.
14. Convertible Notes
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
After

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

•
Conversion price of $5.92
: Convertible at an initial conversion rate of 168.9189 shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $5.92 per share
)
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

F-
25

•
Redemption price of $
7
.

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

•
Seniority and Security
: The Convertible Notes are the Company’s senior unsecured obligations, but are subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Series A
Non-Voting
Convertible Preferred Stock (Note 15).

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
The following table provides a summary of the carrying value of the Convertible Notes at December 31, 2020:

	Total	Additional Notes	Existing Notes
Principal amount	$175,000	$25,000	$150,000
Plus: Premium on Additional Notes	250	250	—

Gross proceeds	175,250	25,250	150,000
Less: Unamortized discount and issuance costs (1)	(8,604)	(1,490)	(7,114)

Carrying amount	$166,646	$23,760	$142,886

Effective interest rate (2)	6.29%	6.37%	6.28%

(1)	The discount arose from the bifurcation of the conversion option. The unamortized discount and issuance costs are reported net of the unamortized premium on the Additional Notes.

(2)
Includes amortization of the discount arising from the bifurcation of the conversion option, amortization of the issuance costs allocated to the Convertible Notes and amortization of the premium associated with the Additional Notes.

Convertible instruments are required to be separated into their liability and equity components by allocating the issuance proceeds to each of those components. The liability component for convertible instruments that qualify for a derivative scope exception (applicable to the Convertible Notes) is allocated proceeds equal to the estimated fair value of similar debt without the conversion option. The difference between the gross proceeds received from the issuance of the Convertible Notes and the proceeds allocated to the liability component represents the residual amount that is recorded in additional paid-in
capital. The  discount arising from the recognition of this residual amount is amortized as interest expense over the life of the Convertible Notes.
The Company estimated the fair value of the liability component of the Convertible Notes to be $170,191, which represents the present value of the future contractual payments, discounted using the Company’s estimated nonconvertible debt borrowing rate of 5.33% (classified as level 2 in the fair value hierarchy) on the pricing date. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $5,059 ($906 and $4,153 for the Additional Notes and Existing Notes, respectively) was allocated to the conversion option (along with a proportional share of issuance costs totaling $157) and was recorded in additional paid-in
capital, net of deferred taxes.

F-2
6

Interest expense recognized during the year ended December 31, 2020 was $5,582. Interest payable of $342 at December 31, 2020 is included in accounts payable and other liabilities on the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $198,968 at December 31, 2020. The if-converted
value of the Convertible Notes did not exceed the principal amount at December 31, 2020.
15. Preferred Shares
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
The following is a summary of the Preferred Share balance:

	December 31, 2020	December 31, 2019
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

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
Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading

day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Preferred Shares was $72,667 and $71,630 at December 31, 2020 and December 31, 2019, respectively.
The carrying amount of the Preferred Shares was not
adjusted
as it was not probable that the Preferred Shares would become redeemable.
16. Leases
The Company has entered into operating leases for its corporate headquarters and other office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Years Ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$3,182	$3,174
Short-term lease cost	1,227	1,426

Total lease cost	$4,409	$4,600

F-2
7

	Years Ended December 31,
	2020	2019
Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$3,517	$3,587

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	8.6	9.4

Weighted-average discount rate – operating leases	6.3%	6.3%

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
right-of-use
asset and lease liability.
The following table discloses future minimum lease payments at December 31, 2020 with respect to the Company’s operating lease liabilities:

2021	$3,135
2022	2,958
2023	2,958
2024	3,037
2025	3,148
2026 and thereafter	11,457

Total future minimum lease payments (undiscounted)	$26,693

The following table reconciles the future minimum lease payments (disclosed above) at December 31, 2020 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheet:

Amounts recognized in the Company’s Consolidated Balance Sheet
Lease liability – short term	$3,135
Lease liability – long term	17,434

Subtotal	20,569
Difference between undiscounted and discounted cash flows	6,124

Total future minimum lease payments (undiscounted)	$26,693

17. Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.
Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP
In December 2020, WMAI, WTMAML, WTUK and WisdomTree Ireland Limited were served with a writ of summons to appear before the Court of Milan, Italy, and in January 2021, WTUK was served with a writ of summons to appear before the Court of Udine, Italy. Investors had filed actions seeking approximately €9,000 ($11,056), in the aggregate, resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.

F-2
8

The Company is currently assessing these claims and an accrual has not been made with respect to these matters at December 31, 2020.
18. Variable Interest Entities
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
The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	December 31, 2020	December 31, 2019
Carrying Amount – Assets (Securrency)
Preferred stock (Note 10)	$8,112	$8,112

Carrying Amount – Assets (AdvisorEngine)
Unsecured convertible notes receivable	—	$2,126
Unsecured non-convertible note receivable	—	26,046
Preferred stock	—	—

Total carrying amount (Note 8)	$—	$28,172

Total carrying amount – Assets	$8,112	$36,284

Maximum exposure to loss	$8,112	$36,284

19. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Years Ended December 31,
	2020	2019
Revenues from contracts with customers:
Advisory fees	$250,182	$265,652
Other	3,517	2,751

Total operating revenues	$253,699	$268,403

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
Substantially all the Company’s revenues from contracts with customers are derived primarily from investment advisory agreements with related parties (Note 20). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

There are no contract assets or liabilities that arise in connection with the recognition of advisory fee revenue. In addition, there are no costs incurred to obtain or fulfill the contracts with customers, all of which are investment advisory agreements with related parties.
Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Years Ended December 31,
	2020	2019
Revenues from contracts with customers:
United States	$142,074	$170,827
Jersey	106,848	90,422
Ireland	4,412	4,714
Canada (Note 3)	365	2,440

Total operating revenues	$253,699	$268,403

20. Related Party Transactions
The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. WisdomTree ETFs and WisdomTree UCITS ETFs. The Board of Trustees and Board of Directors (including certain officers of the Company) of the related parties are primarily responsible for overseeing the management and affairs of the entities for the benefit of their stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution
services, excluding extraordinary expenses, taxes and certain other expenses, which is included in fund management and administration on the Company’s Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ average daily net assets. A majority of the independent members of the Board of Trustees are required to annually approve the advisory agreements of the U.S. ETFs and these agreements may be terminated by the Board of Trustees upon notice.
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	December 31,
	2020	2019
Receivable from WTT	$13,030	$14,765
Receivable from ManJer Issuers	11,693	9,036
Receivable from WMAI and WTI	2,125	1,559
Receivable from WTCS	36	80
Receivable from WTAMC (Note 3)	—	227

Total	$26,884	$25,667

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Years Ended December 31,
	2020	2019	2018
Advisory services provided to WTT	$141,079	$169,483	$203,031
Advisory services provided to ManJer Issuers	97,986	82,224	54,601
Advisory services provided to WMAI and WTI	10,124	10,499	10,448
Advisory services provided to WTCS	628	1,006	1,267
Advisory services provided to WTAMC	365	2,440	1,757

Total	$250,182	$265,652	$271,104

The Company also has investments in certain WisdomTree ETFs of approximately $23,932 and $16,886 at December 31, 2020 and December 31, 2019, respectively. Gains and losses related to trading WisdomTree ETFs during the years ended December 31, 2020, 2019 and 2018 were a gain of $63, a gain of $40 and a loss of ($406), respectively, from these investments which are recorded in other gains and losses, net on the Consolidated Statements of Operations.

21. Stock-Based Awards
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
th
percentile.

During the years ended December 31, 2020, 2019 and 2018, total stock-based compensation expense was $11,706, $11,590 and $13,255, respectively, and the related tax benefit recognized on the Consolidated Statements of Operations was $2,739, $2,791 and $3,015, respectively.
The actual tax benefit realized for the tax deductions for share-based compensation was $833, $1,649 and $2,364 during the years ended December 31, 2020, 2019 and 2018, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	December 31, 2020
	Unrecognized Stock- Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$9,776	1.28
Stock Options
A summary of option activity is as follows:

	Options	Weighted-Average Exercise Price
Outstanding January 1, 2018	1,158,828	$2.75
Granted	—	—
Forfeitures/expirations	—	—
Exercised	(588,291)	1.19

Outstanding at December 31, 2018	570,537	$4.36
Granted	—	—
Forfeitures/expirations	(1)	6.50
Exercised	(85,000)	0.70

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2019	485,536	$4.80
Granted	—	—
Forfeitures/expirations	(63,536)	2.49
Exercised	(117,000)	4.81

Outstanding at December 31, 2020 (1)	305,000	$5.68

(1)	Expire on dates ranging from January 26, 2021 to November 15, 2021.
The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $168, $301 and $4,218, respectively. Cash received from option exercises during the years ended December 31, 2020, 2019 and 2018 was $292, $160 and $191, respectively.
The following table summarizes information on stock options outstanding and exercisable at December 31, 2020:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price
$5.05	190,000	0.1	$5.05
$6.42 – $6.82	67,500	0.4	6.47
$7.01 – $7.30	47,500	0.8	7.07

	305,000	0.3	$5.68

At December 31, 20
2
0, outstanding options for 305,000 shares (all of which were exercisable) had a remaining weighted-average
contractual term of 0.3 years and an intrinsic value of $57.
RSAs, RSUs and PRSUs
The aggregate fair value of RSAs, RSUs and PRSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $4,783, $6,720 and $5,975, respectively.A summary of activity is as follows:

	RSAs		RSUs		PRSUs (1)
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2018	1,816,666	$11.75	5,678	$10.40	—		$—

Granted	903,231	11.77	7,152	12.21	—		—
Vested	(618,516)	12.67	(1,890)	10.40	—		—
Forfeited	(144,279)	11.83	(1,446)	11.97	—		—

Unvested Balance at December 31, 2018	1,957,102	$11.47	9,494	$11.52	—		$—
Granted	2,794,703	6.16	35,283	6.45	270,872	(2)	6.24
Vested	(1,053,980)	11.25	(5,499)	9.85	—		—
Forfeited	(453,267)	9.09	—	—	(38,262)		6.24

Unvested Balance at December 31, 2019	3,244,558	$7.29	39,278	$7.20	232,610		$6.24
Granted	1,653,186	3.80	32,901	3.82	117,013	(2)	3.11
Vested	(1,206,879)	8.13	(27,130)	7.45	—		—
Forfeited	(110,122)	4.79	(5,641)	5.39	(8,311)		6.24

Unvested Balance at December 31, 2020	3,580,743	$5.38	39,408	$4.46	341,312		$5.17

(1)	Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount.

(2)
A Monte Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning
90-day
average stock prices; (ii) valuation date stock prices; (iii) correlation coefficients based upon the price data used to calculate the historical volatilities; and (iv) the following additional assumptions:

	Granted in 2020	Granted in 2019
Historical stock price volatility (low)	21%	22%
Historical stock price volatility (high)	36%	42%
Historical stock price volatility (average)	26%	28%
Risk free interest rate	1.47%	2.56%
Expected dividend yield	0.0%	0.0%
22. Employee Benefit Plans
The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. The amounts included in the table below are recorded in compensation expense in the Consolidated Statements of Operations.
A summary of discretionary contributions made by the Company is as follows:

Years Ended December 31,
2020	2019	2018
$974	$966	$1,051

23. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Years Ended December 31,
Basic (Loss)/Earnings per Share	2020	2019	2018
Net (loss)/income	$(35,655)	$(10,425)	$36,633
Less: Income distributed to participating securities	(2,216)	(2,163)	(1,595)
Less: Undistributed income allocable to participating securities	—	—	(1,409)

Net (loss)/income available to common stockholders – Basic EPS	$(37,871)	$(12,588)	$33,629
Weighted average common shares (in thousands)	148,682	151,823	146,645

Basic (loss)/earnings per share	$(0.25)	$(0.08)	$0.23

	Years Ended December 31,
Diluted (Loss)/Earnings per Share	2020	2019	2018
Net (loss)/income available to common stockholders	$(37,871)	$(12,588)	$33,629
Add back: Undistributed income allocable to participating securities	—	—	1,409
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	—	(1,403)

Net (loss)/income available to common stockholders – Diluted EPS	$(37,871)	$(12,588)	$33,635

Weighted Average Diluted Shares (in thousands) :
Weighted average common shares	148,682	151,823	146,645
Dilutive effect of common stock equivalents, excluding participating securities	—	—	645

Weighted average diluted shares, excluding participating securities (in thousands)	148,682	151,823	147,290

Diluted (loss)/earnings per share	$(0.25)	$(0.08)	$0.23

Diluted (loss)/earnings per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the years ended December 31, 2020 and 2019, there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive common stock equivalents were 7,886 during the year ended December 31, 2018.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above:

	Years Ended December 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2020		2019		2018
Weighted average diluted shares as disclosed on the Consolidated Statements of O perations	148,682	(1)	151,823	(1)	158,415
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 15)	—		—		(10,709)
Potentially dilutive restricted stock awards	—		—		(416)

Weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above	148,682	(1)	151,823	(1)	147,290

(1)
Excludes 15,122 and 15,002 participating securities for the years ended December 31, 2020 and 2019, respectively, as the Company reported a net loss for those periods. Also excludes 6 and 152

potentially dilutive common stock equivalents for the years ended December 31, 2020 and 2019, respectively, as the Company reported a net loss for those periods
 (shares herein are reported in thousands).

24. Income Taxes
(Loss)/Income before Income Tax Expense – Domestic and Foreign
The U.S. and foreign components of (loss)/income before income tax expense for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
U.S.	$(5,187)	$6,774	$43,677
Foreign	(30,035)	(6,653)	7,362

Total	$(35,222)	$121	$51,039

Income Tax Expense/(Benefit) – By Jurisdiction
The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$3,670	$10,311	$15,805
State and local	832	2,271	3,202
Foreign	(1,877)	(1,687)	1,482

	$2,625	$10,895	$20,489

Deferred:
Federal	$60	$(246)	$(5,318)
State and local	13	(54)	(1,077)
Foreign	(2,265)	(49)	312

	$(2,192)	$(349)	$(6,083)

Income tax expense	$433	$10,546	$14,406

F-3
4

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate
A reconciliation of the statutory federal income tax expense and the Company’s total income tax expense is as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax	$(7,397)	$25	$10,718
Loss/(gain) on revaluation of deferred consideration (1)	11,929	2,378	(2,570)
Decrease in unrecognized tax benefits, net	(5,661)	(3,893)	—
Change in valuation allowance – Capital losses	4,448	7,555	794
Change in valuation allowance – Foreign net operating losses (“NOLs”) and interest carryforwards	(2,018)	3,997	3,510
Foreign operations	(3,342)	(3,561)	(1,041)
Stock-based compensation tax (windfalls)/shortfalls	1,485	1,198	(543)
Change in tax-related indemnification assets, net	1,189	740	—
Non-taxable gain on sale – Canadian ETF business	(740)	—	—
Non-deductible executive compensation	399	1,608	4
Blended state income tax rate, net of federal benefit	(171)	237	1,406
Non-deductible acquisition and disposition-related costs	—	—	1,506
Other differences, net	312	262	622

Income tax expense	$433	$10,546	$14,406

(1)
The loss/(gain) on revaluation is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary that is based in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

Income Tax Payments
A summary of income taxes paid by jurisdiction for the years ended December 31, 2020, 2019 & 2018 is as follows:

	Years Ended December 31,
	2020	2019	2018
Federal	$4,470	$6,990	$10,710
State and local	1,353	1,818	2,498
Foreign	4,308	1,252	1,190

	$10,131	$10,060	$14,398

Deferred Tax Assets (“DTAs”)
A summary of the components of the Company’s deferred tax assets at December 31, 2020 and 2019 is as follows:

	December 31,
	2020	2019
Deferred tax assets:
Capital losses	$16,596	$8,226
Operating lease liabilities	4,953	5,529
Accrued expenses	3,507	4,054
Interest carryforwards	2,235	2,615
NOLs – Foreign	2,167	6,721
Stock-based compensation	1,922	1,754
Goodwill and intangible assets	1,466	1,671

F-3
5

NOLs – U.S.	510	642
Outside basis differences	122	123
Other	111	218

Deferred tax assets	33,589	31,553

Deferred tax liabilities:
Right of use assets – operating leases	3,927	4,400
Fixed assets and prepaid assets	1,261	1,326
Allocated equity component of convertible notes	1,022	—
Foreign currency translation adjustment	293	—
Unremitted earnings – International subsidiaries	138	—
Unrealized gains	—	744

Deferred tax liabilities	6,641	6,470

Total deferred tax assets less deferred tax liabilities	26,948	25,083
Less: Valuation allowance	(18,885)	(17,685)

Deferred tax assets, net	$8,063	$7,398

Net Operating and Capital Losses – U.S.
The Company’s tax effected net operating losses (“NOLs”) at December 31, 2020 were $510, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at December 31, 2020 and December 31, 2019 were $16,596 and $8,226, respectively. The change in capital losses is due to the impairment recognized on the Company’s financial interests in AdvisorEngine (Note 8) and a capital loss recognized upon sale of the Canadian ETF business.
Net Operating Losses and Interest Carryforwards – Foreign
Certain of the Company’s European subsidiaries generated NOLs and interest carryforwards outside the U.S. These tax effected NOLs and interest carryforwards were $4,402 and $9,336 at December 31, 2020 and December 31, 2019, respectively. All of these amounts are carried forward indefinitely. The change in foreign NOLs includes a reduction of $4,930 due to the sale of the Company’s Canadian ETF business, which occurred on February 19, 2020 (Note 3).
Valuation Allowance
During the year ended December 31, 2020, the Company reduced the valuation allowance on its deferred tax assets by $2,615 associated with interest carryforwards in the
UK
. The Company has determined that it is more likely than not that these interest carryforwards will be utilized as the Company extinguished its term loan on June 16, 2020 and is therefore no longer accumulating non-deductible
interest carryforwards in the
UK
.
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

F-3
6

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
In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The table below sets forth the aggregate changes in the balance of gross unrecognized tax benefits:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2019	$34,876	$28,101	$6,775
Decrease - Lapse of statute of limitations	(4,309)	(2,999)	(1,310)
Increases	416	—	416
Foreign currency translation (1)	1,118	896	222

Balance at December 31, 2019	$32,101	$25,998	$6,103
Decrease - Lapse of statute of limitations	(5,981)	(4,620)	(1,361)
Increases	320	—	320
Foreign currency translation (1)	576	472	104

Balance at December 31, 2020	$27,016	$21,850	$5,166

(1)	The gross unrecognized tax benefits were accrued in British pounds.
The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount. The decreases resulting from the lapsing of the statute of limitations of $5,981 and $4,309 for the years ended December 31, 2020 and 2019, respectively, were recorded as income tax benefits and equal and offsetting amounts to reduce the indemnification assets were recorded in other gains and losses, net.
The gross unrecognized tax benefits and interest and penalties totaling $27,016 and $32,101 at December 31, 2020 and December 31, 2019, respectively, are included in other non-current
liabilities on the Consolidated Balance Sheets. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $5,055 (including interest and penalties of $1,539) in the next 12 months upon lapsing of the statute of limitations.
At December 31, 2020 there were $27,016 of unrecognized tax benefits (including interest and penalties) that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
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
The Company is not currently under audit in any other income tax jurisdictions. As of December 31, 2020, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2016.
Undistributed Earnings of Foreign Subsidiaries
ASC
740-30
Income Taxes
provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company’s assertion has changed such that earnings of foreign subsidiaries will be repatriated, resulting in the recognition of a deferred tax liability of $138 at December 31, 2020.
25. Shares Repurchased
On April 24, 2019, the Company’s Board of Directors extended the term of the Company’s share repurchase program for three years through April 27, 2022. Included under this program are purchases to offset future equity grants made under the Company’s equity plans and purchases made in open market or privately negotiated transactions. This authority may be exercised from time to time, subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice. Shares repurchased under this program are returned to the status of authorized and unissued on the Company’s books and records.

During the years ended December 31, 2020, 2019 and 2018, the Company repurchased 8,234,324 shares, 370,428 shares and 334,953 shares of its common stock, respectively, under this program for an aggregate cost of $31,197, $2,341 and $2,885, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.
As of December 31, 2020, $52,191 remained under this program for future purchases.

26. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2020	$85,856
Changes	—

Balance at December 31, 2020	$85,856

Goodwill was tested for impairment on November 30, 2020. The impairment test was performed using a market approach, whereby the market capitalization of the Company (a single reporting unit) was compared to its carrying value. The market capitalization was derived from the Company’s publicly traded stock price plus a reasonable control premium. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.
Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the
UK
. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets (Indefinite-Lived)
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

	Advisory Agreements (ETFS)	Advisory Agreements (Questrade AUM)	Total
Balance at January 1, 2020	$601,247	$2,047	$603,294
Decreases (1)	—	(1,992)	(1,992)
Foreign currency translation	—	(55)	(55)

Balance at December 31, 2020	$601,247	$—	$601,247

(1)	Derecognized upon the sale of the Company’s Canadian ETF business (Note 3)
ETFS
In connection with the ETFS Acquisition which was completed on April 11, 2018 (Note 3), the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.
The Company performed its indefinite-lived intangible asset impairment test related to its ETFS customary advisory agreements on November 30, 2020. The results of this analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates ranging from 3% to 11% (3.5% weighted average) and a weighted average cost of capital of 9.0%.

27. Impairments
The following table summarizes impairments recognized by the Company:

	Years Ended December 31,
	2020	2019	2018
AdvisorEngine – Financial interests (Note 8)	$19,672	$30,138	$—
GCC – Intangible asset	—	—	9,953
AdvisorEngine – Option	—	—	3,278
Thesys – Series Y Preferred (Note 10)	3,080	—	3,829
WisdomTree Japan	—	572	326

Total	$22,752	$30,710	$17,386

WisdomTree Continuous Commodity Index Fund (“GCC”)
During the fourth quarter of 2018, the Company performed its indefinite-lived intangible asset impairment test related to its GCC customary advisory agreements using a quantitative approach. The fair value of the intangible asset was derived from a discounted cash flow analysis which assumed projected revenue growth rates of 0% to 5%. Consideration was also given to the historical performance of GCC against prior expectations. The analysis resulted in the recognition of an impairment of $9,953. There is no value ascribed to this intangible asset at December 31, 2020.
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
28. Supplemental Financial Information – Quarterly Results (Unaudited)

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	2020	2020	2020	2020	2019	2019	2019	2019
Total revenues	$67,059	$64,640	$58,126	$63,874	$68,907	$67,718	$66,293	$65,485
Operating income	$12,907	$14,744	$11,797	$15,634	$14,809	$16,131	$11,911	$10,683
(Loss)/income before income taxes	($11,297)	$1,138	($14,054)	($11,009)	($22,355)	$8,635	$6,066	$7,775
Net (loss)/income	($13,497)	($270)	($13,250)	($8,638)	($25,880)	$4,152	$2,479	$8,824
(Loss)/earnings per share—basic	($0.10)	($0.01)	($0.09)	($0.06)	($0.17)	$0.02	$0.01	$0.05
(Loss)/earnings per share—diluted	($0.10)	($0.01)	($0.09)	($0.06)	($0.17)	$0.02	$0.01	$0.05
Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03
Unusual or Infrequent Items:
(Loss)/gain on revaluation of deferred consideration (Note 12)	($22,385)	($8,870)	($23,358)	($2,208)	($5,354)	($6,306)	($4,037)	$4,404
Impairments (Note 27)	—	($3,080)	—	($19,672)	($30,138)	—	—	($572)
Loss on extinguishment of debt (Note 13)	—	—	($2,387)	—	—	—	—	—
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

4.7
Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020).

4.8
Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020).

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

10.5	WisdomTree Investments, Inc. 2005 Performance Equity Plan (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.6
Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 20, 2007 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

Exhibit Number	Description

10.7	Amendment to WisdomTree Investments, Inc. 2005 Performance Equity Plan approved by stockholders on August 23, 2010 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.8	Form of Stock Option Agreement for Executive Officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.9	Form of Proprietary Rights and Confidentiality Agreement (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.10	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.35 of the Registrant’s Amendment to Registration Statement on Form 10, filed with the SEC on May 26, 2011)

10.11	WisdomTree Investments, Inc. 2016 Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.12	Form of Employment Agreement for Executive Officers dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.13(a)	Appendix A to Employment Agreement between the Registrant and Jonathan Steinberg, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(A) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.13(b)	Appendix A to Employment Agreement between the Registrant and Amit Muni, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(D) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.13(c)	Appendix A to Employment Agreement between the Registrant and Peter M. Ziemba, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(E) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.14	Form of Amendment, dated May 5, 2017, to Form of Employment Agreement for Executive Officers, dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017)

10.15	Form of Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2019)

10.16	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2017)

10.17	Employment Agreement between the Registrant and R. Jarrett Lilien, dated November 27, 2017 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.18	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers applicable to grants prior to January 1, 2021 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2019)

10.19	Separation Agreement between the Registrant and David Abner, dated August 27, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2019)

10.20	Employment Agreement between the Registrant and Marci Frankenthaler, dated November 5, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith)

31.1	Rule 13a-14(a) / 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) / 15d-14(a) Certification (filed herewith)

31.3	Rule 13a-14(a) / 15d-14(a) Certification (filed herewith)

Exhibit Number	Description

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Financial Statements from the Annual Report on Form
10-K
of the Company are attached to this report, formatted in XBRL pursuant to Rule 405 of Regulation
S-T:
(i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; (iii) Consolidated Statements of Comprehensive (Loss)/Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 and (vi) Notes to the Consolidated Financial Statements.

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

WISDOMTREE INVESTMENTS, INC.
	By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
February 19, 2021		Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 19 th
day of February, 2021.

Signature	Title

/s/ JONATHAN STEINBERG	Chief Executive Officer and Director
Jonathan Steinberg	(Principal Executive Officer)

/s/ AMIT MUNI	Chief Financial Officer
Amit Muni	(Principal Financial Officer)

/s/ BRYAN EDMISTON	Chief Accounting Officer
Bryan Edmiston	(Principal Accounting Officer)

/s/ FRANK SALERNO	Non-Executive Chairman of the Board
Frank Salerno

/s/ ANTHONY BOSSONE	Director
Anthony Bossone

Director
Smita Conjeevaram

/s/ SUSAN COSGROVE	Director
Susan Cosgrove

/s/ BRUCE LAVINE	Director
Bruce Lavine

/s/ WIN NEUGER	Director
Win Neuger