Form 10-K/A
period 2020-12-31
WisdomTree Investments, Inc.
filed 2021-04-30
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-10932

WisdomTree Investments, Inc.
(Exact name of registrant as specified in its
charter
)

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
of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates
(computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2020) was $478,656,235. At February 8, 2021, there were 149,815,815 shares of the registrant’s Common Stock outstanding.

Explanatory Note
This Form
10-K/A
Amendment No. 1 to the Annual Report on Form
10-K
for the year ended December 31, 2020, as originally filed on February 19, 2021 (the “Original Filing”), of WisdomTree Investments, Inc. is being filed for the sole purpose of filing exhibits thereto as required by certain rules under Regulation
S-K
as follows:

ITEM 15.	EXHIBITS; FINANCIAL STATEMENT SCHEDULES
(b). Exhibits

10.21	Employment Agreement between the Registrant and Alexis Marinof, dated June 8, 2017

10.22	Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated July 20, 2017

10.23	Form of Performance-Based Restricted Stock Unit Award Agreement for U.S. Executive Officers after January 1, 2021

10.24	Form of Performance-Based Restricted Stock Unit Award Agreement for U.K. Executive Officers after January 1, 2021

31.1	Rule 13a-14(a) / 15d- 14(a) Certification

31.2	Rule 13a-14(a) / 15d- 14(a) Certification

31.3	Rule 13a-14(a) / 15d- 14(a) Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
10-K/A
Amendment No. 1 should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 19, 2021.
Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree Investments, Inc. and its subsidiaries.
WisdomTree
®
and Modern Alpha
®
are registered trademarks of WisdomTree Investments, Inc. in the United States and in other countries. All other trademarks are the property of their respective owners.

EXHIBIT INDEX

Exhibit Number	Description

10.21*	Employment Agreement between the Registrant and Alexis Marinof, dated June 8, 2017

10.22*	Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated July 20, 2017

10.23*	Form of Performance-Based Restricted Stock Unit Award Agreement for U.S. Executive Officers after January 1, 2021

10.24*	Form of Performance-Based Restricted Stock Unit Award Agreement for U.K. Executive Officers after January 1, 2021

31.1*	Rule 13a-14(a) / 15d- 14(a) Certification

31.2*	Rule 13a-14(a) / 15d- 14(a) Certification

31.3*	Rule 13a-14(a) / 15d- 14(a) Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Annual Report on Form
10-K/A
to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE INVESTMENTS, INC.

	By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
April 30, 2021		Chief Executive Officer and Director

3