Form 10-Q
period 2021-03-31
WisdomTree Investments, Inc.
filed 2021-05-06
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of April 2
3
, 2021, there were 149,591,742 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.
Form
10-Q
For the Quarterly Period Ended March 31, 2021

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,302	$73,425
Securities owned, at fair value (including $23,626 and $23,932 invested in WisdomTree ETFs at March 31, 2021 and December 31, 2020, respectively)	34,771	34,895
Accounts receivable (including $27,258 and $26,884 due from related parties at March 31, 2021 and December 31, 2020, respectively)	30,341	29,455
Income taxes receivable	126	—
Prepaid expenses	4,187	3,827
Other current assets	237	259

Total current assets	131,964	141,861
Fixed assets, net	7,432	7,579
Indemnification receivable (Note 19)	22,222	27,016
Securities held-to-maturity	411	451
Deferred tax assets, net	6,215	8,063
Investments (Note 7)	13,849	8,112
Right of use assets – operating leases (Note 12)	15,841	16,327
Goodwill (Note 21)	85,856	85,856
Intangible assets (Note 21)	601,247	601,247
Other noncurrent assets	180	180

Total assets	$885,217	$896,692

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$17,980	$19,564
Compensation and benefits payable	8,568	22,803
Deferred consideration – gold payments (Note 9)	15,637	17,374
Operating lease liabilities (Note 12)	2,958	3,135
Income taxes payable	—	916
Accounts payable and other liabilities	11,415	10,207

Total current liabilities	56,558	73,999
Convertible notes (Note 10)	171,163	166,646
Deferred consideration – gold payments (Note 9)	211,509	212,763
Operating lease liabilities (Note 12)	17,012	17,434
Other noncurrent liabilities (Note 19)	22,222	27,016
Total liabilities	478,464	497,858

Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $88,642 and $72,667 at March 31, 2021 and December 31, 2020, respectively) (Note 11)	132,569	132,569

Contingencies (Note 13 )
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 149,811 and 148,716 at March 31, 2021 and December 31, 2020, respectively	1,498	1,487
Additional paid-in capital	314,274	317,075
Accumulated other comprehensive income	985	1,102
Accumulated deficit	(42,573)	(53,399)

Total stockholders’ equity	274,184	266,265

Total liabilities and stockholders’ equity	$885,217	$896,692

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
Advisory fees	$71,616	$62,950
Other income	1,214	924

Total revenues	72,830	63,874
Operating Expenses:
Compensation and benefits	22,627	17,295
Fund management and administration	15,521	14,485
Marketing and advertising	3,006	2,468
Sales and business development	2,145	3,417
Contractual gold payments (Note 9)	4,270	3,760
Professional fees	2,013	1,273
Occupancy, communications and equipment	1,475	1,551
Depreciation and amortization	252	256
Third-party distribution fees	1,343	1,355
Acquisition and disposition-related costs	—	383
Other	1,571	1,997

Total operating expenses	54,223	48,240

Operating income	18,607	15,634
Other Income/(Expenses):
Interest expense	(2,296)	(2,419)
Gain/(loss) on revaluation of deferred consideration – gold payments (Note 9)	2,832	(2,208)
Interest income	231	163
Impairments (Notes 12 and 22)	(303)	(19,672)
Other losses, net	(5,893)	(2,507)

Income/(loss) before income taxes	13,178	(11,009)
Income tax benefit	(1,969)	(2,371)

Net income/(loss)	$15,147	$(8,638)

Earnings/(loss) per share – basic (Note 18)	$0.09	$(0.06)

Earnings/(loss) per share – diluted (Note 18)	$0.09	$(0.06)

Weighted-average common shares – basic (Note 18)	145,649	152,519

Weighted-average common shares – diluted (Note 18)	161,831	152,519

Cash dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income/(loss)	$15,147	$(8,638)
Other comprehensive loss
Reclassification of foreign currency translation adjustment to other losses, net, upon the sale of WisdomTree Asset Management Canada, Inc. (“WTAMC” or “Canadian ETF business”) (Note 22)	—	(167)
Foreign currency translation adjustment, net of income taxes	(117)	(686)

Other comprehensive loss	(117)	(853)

Comprehensive income/(loss)	$15,030	$(9,491)

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—January 1, 2021	148,716	$1,487	$317,075	$1,102	$(53,399)	$266,265
Reclassification of equity component related to convertible notes, net of deferred taxes of $1,022, upon the implementation of ASU 2020-06 (Note 10)	—	—	(3,682)	—	616	(3,066)

Balance—January 1, 2021 (as adjusted)	148,716	$1,487	$313,393	$1,102	$(52,783)	$263,199
Restricted stock issued and vesting of restricted stock units, net	1,510	15	(15)	—	—	—
Shares repurchased	(490)	(5)	(2,625)	—	—	(2,630)
Exercise of stock options, net	75	1	378	—	—	379
Stock-based compensation	—	—	3,143	—	—	3,143
Other comprehensive loss	—	—	—	(117)	—	(117)
Dividends	—	—	—	—	(4,937)	(4,937)
Net income	—	—	—	—	15,147	15,147

Balance—March 31, 2021	149,811	$1,498	$314,274	$985	$(42,573)	$274,184

	For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income

Balance—January 1, 2020	155,264	$1,553	$352,658	$945	$(17,744)	$337,412
Restricted stock issued and vesting of restricted stock units, net	1,438	14	(14)	—	—	—
Shares repurchased	(385)	(3)	(1,492)	—	—	(1,495)
Exercise of stock options, net	107	—	240	—	—	240
Stock-based compensation	—	—	3,239	—	—	3,239
Other comprehensive loss	—	—	—	(853)	—	(853)
Dividends	—	—	(5,136)	—	—	(5,136)
Net income	—	—	—	—	(8,638)	(8,638)

Balance—March 31, 2020	156,424	$1,564	$349,495	$92	$(26,382)	$324,769

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:

Net income/(loss)	$15,147	$(8,638)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Advisory fees received in gold, other precious metals and bitcoin	(19,757)	(13,860)
Contractual gold payments	4,270	3,760
Stock-based compensation	3,143	3,239
Deferred income taxes	2,904	4,526
(Gain)/loss on revaluation of deferred consideration – gold payments	(2,832)	2,208
Amortization of right of use asset	697	798
Amortization of issuance costs – convertible notes	429	—
Impairments	303	19,672
Depreciation and amortization	252	256
Gain on sale – Canadian ETF business	—	(2,877)
Amortization of issuance costs - former credit facility	—	723
Other	(235)	(31)
Changes in operating assets and liabilities:
Securities owned, at fair value	124	(2,942)
Accounts receivable	290	5,850
Prepaid expenses	(362)	(616)
Gold, other precious metals and bitcoin	14,166	9,838
Other assets	5	139
Fund management and administration payable	(1,470)	537
Compensation and benefits payable	(14,245)	(22,688)
Income taxes receivable/payable	(1,028)	(2,032)
Securities sold, but not yet purchased, at fair value	—	(112)
Operating lease liabilities	(918)	(926)
Accounts payable and other liabilities	982	542

Net cash provided by/(used in) operating activities	1,865	(2,634)

Cash flows from investing activities:
Purchase of investments	(5,500)	—
Purchase of fixed assets	(103)	(50)
Proceeds from held-to-maturity securities maturing or called prior to maturity	38	6,030
Proceeds from sale of Canadian ETF business, net	—	2,774

Net cash (used in)/provided by investing activities	(5,565)	8,754

Cash flows from financing activities:
Dividends paid	(4,937)	(5,136)
Shares repurchased	(2,630)	(1,495)
Repayment of debt	—	(5,000)
Proceeds from exercise of stock options	379	240

Net cash used in financing activities	(7,188)	(11,391)

Decrease in cash flow due to changes in foreign exchange rate	(235)	(1,272)

Decrease in cash and cash equivalents	(11,123)	(6,543)
Cash and cash equivalents—beginning of year	73,425	74,972

Cash and cash equivalents—end of period	$62,302	$68,429
Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,278	$1,147

Cash paid for interest	$—	$2,312

NON-CASH
ACTIVITIES
On January 1, 2021, the Company reclassified the equity component related to the convertible notes, net of deferred taxes, increasing retained earnings by $616, increasing the carrying value of the convertible notes by $4,088, reducing additional paid-in capital by
$3,682 and reducing deferred tax liabilities by $1,022, upon the implementation of Accounting Standards Update (“ASU”)
2020-06,
Debt – Debt with Conversion and Other Options
(Note 10).
The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Amounts)
1. Organization and Description of Business
WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, commodity, fixed income, leveraged-and-inverse,
currency, cryptocurrency and alternative strategies. The Company has the following wholly-owned operating subsidiaries:

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

•
WisdomTree Europe Limited
is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer r
e
gulated and does not provide any regulated services.

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
Contractual Gold Payments
Contractual gold payments are measured and paid monthly based upon the average daily spot price of gold (Note 9).
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

Accounts Receivable
Accounts receivable are customer and other obligations due under normal trade terms. The Company measures credit losses, if any, by applying historical loss rates, adjusted for current conditions and reasonable and supportable forecasts to amounts outstanding using the aging method.
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
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate (Note 9). Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
Convertible Notes
Convertible notes are carried at amortized cost, net of issuance costs. Effective January 1, 2021, the Company early adopted ASU
2020-06
Debt – Debt with Conversion and Other Options
under the modified retrospective approach. ASU
2020-06
provides for convertible instruments being reported as a single liability (applicable to the convertible notes) or equity with no separate accounting for embedded conversion features unless the conversion feature meets the criteria for accounting under the substantial premium model or does not qualify for a derivative scope exception. Previously, the convertible notes were required to be separated into their liability and equity components by allocating the issuance proceeds to each of those components. The liability component was allocated proceeds equal to the estimated fair value of similar debt instruments without the conversion option. The difference between the gross proceeds received from the issuance of the convertible notes and the proceeds allocated to the liability component represented the residual amount that was recorded in additional paid-in
capital. Interest expense is recognized using the effective interest method and includes amortization of issuance costs over the life of the debt.
Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company evaluates the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which it is a party and accrues a loss contingency when the loss is probable and reasonably estimable.

Contingent Payments
The Company recognizes contingent payments when the contingency is resolved and the gain is realized.
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The Series A non-voting
convertible preferred stock (Note 18) and unvested share-based payment awards that contain non-forfeitable
rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class
method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).
Diluted EPS is calculated under the treasury stock method and the two-class
method. The calculation that results in the lowest diluted EPS amount for the common stock is reported in the Company’s consolidated financial statements. The treasury stock method includes the dilutive effect of potential common shares including unvested stock-based awards, the Series A non-voting
convertible preferred stock and the convertible notes, if any. Potential common shares associated with the Series A non-voting
convertible preferred stock and the convertible notes are co
m
puted under the
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
Recently Adopted Accounting Pronouncements
On January 1, 202
1
, the Company early adopted ASU
2020-06,
Debt – Debt with Conversion and Other Options
(ASU
2020-06)
under the modified retrospective approach. Under the ASU, the accounting for convertible instruments was simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments are reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception are removed and, as a result, more equity contracts will qualify for the scope exception. The ASU also simplifies the diluted earnings-per-share
calculation in certain areas. Upon the adoption of this
ASU,

the Company reclassified the equity component related to the convertible notes, net of deferred taxes, increasing retained earnings by $616, increasing the carrying value of the convertible notes by $4,088, reducing additional paid-in capital
by $3,682 and reducing deferred tax liabilities by $1,022. These updates also reduced interest expense recognized on the Company’s convertible notes by approximately $420 per quarter (Note 10).
On January 1, 2021, the Company adopted ASU
2019-12,
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes
(ASU
2019-12).
The main objective of the standard is to reduce complexity in the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The standard also simplifies the accounting for income taxes by enacting the following: (a) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and accoun
t
 for any incremental amount as a
non-income-based
tax; (b) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered as a separate transaction; (c) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (d) requiring that an entity reflect the enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company has determined that the adoption of this standard did not have a material impact on its financial statements.

3. Cash and Cash Equivalents
Of the total cash and cash equivalents of $62,302 and $73,425 at March 31, 2021 and December 31, 2020, respectively, $59,919 and $70,911 were held at two financial institutions. At March 31, 2021 and December 31, 2020, cash equivalents were approximately $502 and $660, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was $12,222
and $10,745 at March 31, 2021 and December 31, 2020, respectively. These requirements are generally satisfied by cash on hand.
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three months ended March 31, 2021 and 2020 there were no transfers between Levels 2 and 3.

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$502	$502	$—	$—
Securities owned, at fair value
ETFs	23,862	23,862	—	—
Pass-through GSEs	8,832	—	8,832	—
Corporate bonds	2,077	—	2,077	—

Total	$35,273	$24,364	$10,909	$—

Non-recurring fair value measurements:
Securrency, Inc. – Series A convertible preferred stock (1)	$8,349	$—	$—	$8,349

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$227,146	$—	$—	$227,146

(1)	Fair value determined on March 8, 2021 (Note 7).

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$660	$660	$—	$—
Securities owned, at fair value
ETFs	24,165	24,165	—	—
Pass-through GSEs	8,613	—	8,613	—
Corporate bonds	2,117	—	2,117	—

Total	$35,555	$24,825	$10,730	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. (“AdvisorEngine”) – Financial interests (1)	$—	$—	$—	$—
Thesys Group, Inc. (“Thesys”) – Series Y Preferred Stock (1)	—	—	—	—

Total	$—	$—	$—	$—

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 12)	$230,137	$—	$—	$230,137

Non-recurring fair value measurements:
Convertible notes (2)	$170,191	$—	$170,191	$—

(1)
The fair value of the AdvisorEngine financial interests of $9,592 was determined on May 4, 2020, the date in which these financial interests were sold (Note 22). Thesys was written down to zero on September 30, 2020.

(2)	Fair value of $145,847 and $24,344 determined on June 16, 2020 and August 13, 2020, respectively (Note 10).
Recurring Fair Value Measurements - Methodology
Cash Equivalents (Note 3)
– These financial assets represent cash invested in highly liquid investments with ori
g
inal maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.
Securities Owned (Note 5)
– Securities owned are investments in ETFs, pass-through GSEs and corporate bonds. ETFs are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs and corporate bonds include consideration given to collateral characteristics and market assumptions related to yields, credit risk and prepayments and are therefore classified as Level 2 in the fair value hierarchy.
Deferred Consideration (Note 9)
– Deferred consideration represents the present value of an obligation to pay gold into perpetuity.
The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended March 31,
	2021	2020
Deferred consideration (Note 9)
Beginning balance	$230,137	$173,024
Net realized losses (1)	4,270	3,760

Net unrealized (gains)/losses (2)	(2,832)	2,208
Settlements	(4,429)	(3,692)

Ending balanc e	$227,146	$175,300

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.

(2)	Recorded as gain/(loss) on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.

5. Securities Owned
These securities consist of the following:

	March 31, 2021	December 31, 2020
Securities Owned
Trading securities	$34,771	$34,895

During the three months ended March 31, 2021 and 2020, the Company recognized trading losses of $561 and $196,

respectively on securities owned that were still held at the reporting dates.
The Company had no AFS debt securities at March 31, 2021 and December 31, 2020.
6. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	March 31, 2021	December 31, 2020
Debt instruments: Pass-through GSEs (amortized cost)	$411	$451

During the three months ended March 31, 2021 and 2020, the Company received proceeds of $38 and $6,030, respectively, from held-to-maturity
securities maturing or being called prior to maturity.
The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	March 31, 2021	December 31, 2020
Cost/amortized cost	$411	$451
Gross unrealized gains	20	30
Gross unrealized losses	(1)	(12)

Fair value	$430	$469

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	March 31, 2021	December 31, 2020
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	—	—
Due over ten years	411	451

Total	$411	$451

7. Investments
The following table sets forth the Company’s investments:

	March 31, 2021		December 31, 2020
	Carrying Value	Cost	Carrying Value	Cost
Securrency, Inc. – Series A convertible preferred stock	$8,349	$8,112	$8,112	$8,112
Securrency, Inc. – Series B convertible preferred stock	5,500	5,500	—	—

Total	$13,849	$13,612	$8,112	$8,112

Securrency, Inc. – Preferred Stock
The Company owns approximately 25% (or 20% on a fully-diluted basis) of the capital stock of Securrency, Inc. (“Securrency”), a leading developer of institutional-grade blockchain-based financial and regulatory technology, issued as a result of strategic investments totaling $13,612. In consideration of such investments, the Company received 5,178,488 shares of Series A convertible preferred stock (“Series A Shares”) and 2,004,665 shares of Series B convertible preferred stock (“Series B Shares”). The Series B Shares contain a liquidation preference that is pari passu with shares of Series
B-1
convertible preferred stock (which is substantially the same as the Series B Shares except that it has l
i
mited voting rights) and senior to that of the holders of the Series A Shares, which is senior to the holders of common stock. Otherwise, the Series A Shares and Series B Shares have substantially the same terms
, are convertible into common stock at the option of the Company and contain various rights and protections including a non-cumulative
6.0% dividend, payable if and when declared by the board of directors of Securrency. In addition, the Series A Shares and Series B Shares (together with the Series
B-1
convertible preferred stock) are separately redeemable, with respect to all of the shares outstanding of the applicable series of preferred stock (
subject to certain regulatory restrictions of certain investors), for the original issue price thereof, plus all declared and unpaid dividends, upon approval by holders of at least
60%
 of the Series A Shares (at any time on or after December 31, 2029) and
90%

of the Series B Shares (at any time on or after March 31, 2031).
The investment is accounted for under the measurement alternative prescribed within ASU
2016-01,
as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. On March 8, 2021, the Company recognized a gain of $237 on its Series A Shares, which was re-measured to fair value upon the issuance of Securrency’s Series B Shares. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value is allocated across the capital structure using the Black-Scholes option pricing model.
The table below presents the inputs used in backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

Inputs (Initial Recognition – March 8, 2021)
Expected volatility	55%
Time to exit (in years)	5
There was no impairment recognized during the three months ended March 31, 2020 based upon a qualitative assessment.
8. Fixed Assets, net
The following table summarizes fixed assets:

	March 31, 2021	December 31, 2020
Equipment	$2,959	$2,836
Furniture and fixtures	2,225	2,225
Leasehold improvements	11,021	11,012
Less: accumulated depreciation and amortization	(8,773)	(8,494)

Total	$7,432	$7,579

9. Deferred Consideration
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
The Company determined the present value of the deferred consideration of $227,146 and $230,137 at March 31, 2021 and December 31, 2020 using the following assumptions:

	March 31, 2021	December 31, 2020
Forward-looking gold price (low) – per ounce	$1,717	$1,903
Forward-looking gold price (high) – per ounce	$3,201	$2,662
Forward-looking gold price (weighted average) – per ounce	$2,136	$2,117
Discount rate	9.0%	9.0%
Perpetual growth rate	1.7%	0.9%
The forward-looking gold prices at March 31, 2021 were extrapolated from the last observable CMX exchange price (beyond 2026) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. The perpetual growth rate was determined based upon the increase in observable forward-looking gold prices through 2026. This obligation is classified as Level 3 as the discount rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in spot gold prices, forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $15,637 and $17,374 and long-term amounts payable were $211,509 and $212,763, respectively, at March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, the Company recognized the following in respect of deferred consideration:

	Three Months Ended March 31,
	2021	2020
Contractual Gold Payments	$4,270	$3,760
Contractual Gold Payments – gold ounces paid	2,375	2,375
Gain/(loss) on revaluation of deferred consideration – gold payments(1)	$2,832	$(2,208)

(1)
Gains on revaluation of deferred consideration – gold payments result from a decrease in spot gold prices, a decrease in the forward-looking price of gold, a decrease in the perpetual growth rate and an increase in the discount rate used to compute the present value of the annual payment obligations. Losses on revaluation of deferred consideration – gold payments result from an increase in spot gold prices, an increase in the forward-looking price of gold, an increase in the perpetual growth rate and a decrease in the discount rate used to compute the annual payment obligations.

10. Convertible Notes
On June 16, 2020, the
Company issued and sold $150,000 in aggregate principal amount of 4.25% Convertible Senior Notes due 2023

(the “Existing Notes”) pursuant to an Indenture (the “Indenture”), dated June 16, 2020, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On August 13, 2020, the Company issued and sold $25,000 in aggregate principal amount of 4.25% Convertible Senior Notes due

2023 (the “Additional Notes”) at a price equal to 101% of the principal amount thereof, plus interest deemed to have accrued since June 16, 2020, and constitute a further issuance of, and form a single series with, the Company’s Existing Notes (the Additional Notes and together with the Existing Notes, the “Convertible Notes”). After the issuance of the Additional Notes, the Company had

$175,000
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

•
Conversion
:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2023 only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of
the Indenture but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after March 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

•
Cash settlement of principal amount
: Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At its election, the Company will also settle its conversion obligation in excess of the aggregate principal amount of
the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.

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

•
Seniority and Security
: The Convertible Notes are the Company’s senior unsecured obligations, but are subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Series A
Non-Voting
Convertible Preferred Stock (Note 11).

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
The following table provides a summary of the carrying value of the Convertible Notes at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal amount	$175,000	$175,000
Plus: premium on Additional Notes	250	250

Gross proceeds	175,250	175,250
Less: Unamortized discount (1)	—	(4,207)

Less: Unamortized issuance costs (1)	(4,087)	(4,397)

Carrying amount	$171,163	$166,646

Effective interest rate (2)	5.30%	6.29%

(1)
Unamortized discount
 was
reduced by $4,207 and unamortized issuance costs increased by $119 upon the early adoption of ASU
2020-06
 on January 1, 2021. The discount previously arose from the bifurcation of the conversion option which occurred prior to the adoption of ASU
2020-06.
The unamortized issuance costs are reported net of the unamortized premium on the Additional Notes.

(2)
Includes amortization of the issuance costs allocated to the Convertible Notes and amortization of the premium associated with the Additional Notes. The effective interest rate prior to January 1, 2021 also included amortization of the discount arising from the bifurcation of the conversion option.

On January 1, 2021, the Company early adopted ASU
2020-06,
which simplified the accounting for convertible instruments by providing for such instruments being reported as a single liability (applicable to the convertible notes) or equity with no separate accounting for the embedded conversion features unless the conversion feature meets the criteria for accounting under the substantial premium model or does not qualify for a derivative scope exception. Previously, convertible instruments were required to be separated into their liability and equity components by allocating the issuance proceeds to each of those components. The discount arising from the recognition of the equity component was amortized as interest expense over the life of the Convertible Notes.
Interest expense on the convertible notes during the three months ended March 31, 2021 was $2,296. Interest expense during the three months ended March 31, 2020 of $2,419 was attributable to our former credit facility which was terminated on June 16, 2020. Interest payable of $2,209 and $342 at March 31, 2021 and December 31, 2020 is included in accounts payable and other liabilities on the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $214,972 at March 31, 2021. The if-converted
value of the Convertible Notes was $184,755 at March 31, 2021.
11. Preferred Shares
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
The following is a summary of the Preferred Share balance:

	March 31, 2021	December 31, 2020
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

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

Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Preferred Shares was $88,642 and $72,667 at March 31, 2021 and December 31, 2020, respectively.
The carrying amount of the Preferred Shares was not adjusted as it was not probable that the Preferred Shares would become redeemable.
12. Leases
The Company has entered into operating leases for its corporate headquarters and other office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Three Months Ended March 31,
	2021	2020
Lease cost:
Operating lease cost	$697	$798
Short-term lease cost	295	342

Total lease cost	$992	$1,140

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$918	$926

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	8.9	9.2

Weighted-average discount rate – operating leases	6.3%	6.3%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.
The Company’s lease of its headquarters, which expires
in
August 2029, includes an option to extend for an additional five years. Rent payable under the option is equal to the fair market rent of the premises as determined by the landlord approximately six months prior to the commencement of the extension term. The lease also includes a cancellation option which is effective on August 21, 2024 and requires notice to be provided to the landlord at least 12 months prior. Triggering this option requires a cancellation payment of $4,236. The cancellation and extension options were not reasonably certain of being exercised and were therefore not recognized as part of the right-of-use
asset and lease liability.
Other leases also include extension, automatic renewal and termination provisions. These provisions were also not reasonably certain of being exercised and were therefore not recognized as part of the right-of-use
asset and lease liability.
During the three months ended March 31, 2021, the Company recognized an impairment charge of $303 resulting from the derecognition of a right-of-use asset upon exiting its London office in February 2021, as well as costs incurred to restore the office space to its original condition.
The following table discloses future minimum lease payments at March 31, 2021 with respect to the Company’s operating lease liabilities:

Remainder of 2021	$2,218
2022	2,958
2023	2,958
2024	3,037
2025	3,148
2026 and thereafter	11,456

Total future minimum lease payments (undiscounted)	$25,775

The following table reconciles the future minimum lease payments at March 31, 2021 (disclosed above) to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheet:

Amounts recognized in the Company’s Consolidated Balance Sheet
Lease liability – short term	$2,958
Lease liability – long term	17,012

Subtotal	19,970
Difference between undiscounted and discounted cash flows	5,805

Total future minimum lease payments (undiscounted)	$25,775

13. Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.
Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP
In December 2020, WMAI, WTMAML, WTUK and WisdomTree Ireland Limited were served with a writ of summons to appear before the Court of Milan, Italy, and in January 2021, WTUK was served with a writ of summons to appear before the Court of Udine, Italy. Investors had filed actions seeking approximately €9,000 ($10,565), in the aggregate, resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.
The Company is currently assessing these claims and an accrual has not been made with respect to these matters at March 31, 2021 and December 31, 2020.
14. Variable Interest Entities
VIEs are entities with any of the following characteristics: (i) the entity does not have enough equity to finance its activities without additional financial support; (ii) the equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive
voting rights.
Consolidation of a VIE is required for the party deemed to be the primary beneficiary, if any. The primary beneficiary is the party who has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. The Company is not the primary beneficiary of the entity in which it has a variable interest as it does not have the power to direct the activities that most significantly impact the entity’s economic performance. Such power is conveyed through the entity’s board of directors and the Company does not have control over the board.
The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	March 31, 2021	December 31, 2020
Carrying Amount – Assets (Securrency)
Preferred stock – Series A Shares	$8,349	$8,112
Preferred stock – Series B Shares	5,500	—

Total (Note 7)	$13,849	$8,112

Maximum exposure to loss	$13,849	$8,112

15. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues from contracts with customers:
Advisory fees	$71,616	$62,950
Other	1,214	924

Total operating revenues	$72,830	$63,874

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
Substantially all the Company’s revenues from contracts with customers are derived primarily from investment advisory agreements with related parties (Note 16). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.
There are no contract assets or liabilities that arise in connection with the recognition of advisory fee revenue. In addition, there are no costs incurred to obtain or fulfill the contracts with customers, all of which are investment advisory agreements with related parties.
Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues from contracts with customers:
United States	$40,699	$39,870
Jersey	29,990	22,525
Ireland	2,141	1,114
Canada (Note 22)	—	365

Total operating revenues	$72,830	$63,874

16. Related Party Transactions
The Company’s revenue
s
 are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. WisdomTree ETFs and WisdomTree UCITS ETFs. The Board of Trustees and Board of Directors (including certain officers of the Company) of the related parties are primarily responsible for overseeing the management and affairs of the entities for the benefit of their stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution
services, excluding extraordinary expenses, taxes and certain other expenses, which is included in fund management and administration on the Company’s Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ average daily net assets. A majority of the independent members of the Board of Trustees are required to annually approve the advisory agreements of the U.S. WisdomTree ETFs and these agreements may be terminated by the Board of Trustees upon notice.
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Receivable from WTT	$14,347	$13,030
Receivable from ManJer Issuers	11,134	11,693
Receivable from WMAI and WTI	1,777	2,125
Receivable from WTCS	—	36

Total	$27,258	$26,884

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended
	March 31, 2021	March 31, 2020
Advisory services provided to WTT	$40,536	$39,601
Advisory services provided to ManJer Issuers	27,045	20,258
Advisory services provided to WMAI and WTI	4,035	2,528
Advisory services provided to WTAMC	—	365
Advisory services provided to WTCS	—	198

Total	$71,616	$62,950

The Company also has investments in certain WisdomTree ETFs of approximately $23,626 and $23,932 at March 31, 2021 and December 31, 2020, respectively. Losses related to trading WisdomTree ETFs during the three months ended March 31, 2021 and 2020 were $384 and $290, respectively, which are recorded in other losses, net on the Consolidated Statements of Operations.
17. Stock-Based Awards
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

Black-

Scholes option pricing model.

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

• If the relative TSR is at the 25th percentile, then 50% of the target number of PRSUs granted will vest; and

•   If the relative TSR is above the 25th percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50th percentile and capped at 200% of the target number of PRSUs granted for performance at the 85th percentile (or 100th percentile for grants made during 2019 and 2020).

Stock-based compensation expense during
the three months ended March 31, 2021 and 2020 was $3,143 and $3,239, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2021
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors	$16,488	1.70

A summary of stock-based compensation award activity during the three months ended March 31, 2021 is as follows:

	Stock Options	RSAs	RSUs	PRSUs
Balance at January 1, 2021	305,000	3,580,743	39,408	341,312
Granted	—	1,501,123	29,389	257,043	(1)
Exercised/vested	(75,000)	(1,243,763)	(15,136)	—
Forfeitures	(115,000)	(7,302)	—	—

Balance at March 31, 2021	115,000	3,830,801	53,661	598,355

(1)
Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount. A Monte-Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning
90-day
average stock prices; (ii) valuation date stock prices; (iii) historical stock price volatilities ranging from 34% to 57% (average 44%); (iv) correlation coefficients based upon the price data used to calculate the historical volatilities; (v) a risk free interest rate of 0.17%; and (vi) an expected dividend yield of 0%.

18. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
	2021	2020
Basic Earnings/(Loss) per Share

Net income/(loss)	$15,147	$(8,638)
Less: Income distributed to participating securities	(558)	(555)
Less: Undistributed income allocable to participating securities	(1,152)	—

Net income/(loss) available to common stockholders – Basic EPS	$13,437	$(9,193)

Weighted average common shares (in thousands)	145,649	152,519

Basic earnings/(loss) per share	$0.09	$(0.06)

	Three Months Ended March 31,
	2021	2020
Diluted Earnings/(Loss) per Share

Net income/(loss) available to common stockholders	$13,437	$(9,193)
Add back: Undistributed income allocable to participating securities	1,152	—
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(1,152)	(—)

Net income/(loss) available to common stockholders – Diluted EPS	$13,437	$(9,193)

Weighted Average Diluted Shares (in thousands) :
Weighted average common shares	145,649	152,519
Dilutive effect of common stock equivalents, excluding participating securities	121	—

Weighted average diluted shares, excluding participating securities (in thousands)	145,770	152,519

Diluted earnings/(loss) per share	$0.09	$(0.06)

Diluted earnings/(loss) per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the three months ended March 31, 2020, there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive non-participating
common stock equivalents were 149 and 430 during the three months ended March 31, 2021 and 2020, respectively (shares herein are reported in thousands).
Potential common shares associated with the conversion option embedded in the Convertible Notes were excluded from the computation for the three months ended March 31, 2021 as the Company’s average stock price during the period was lower than the conversion price of $5.92 per share.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Three Months Ended March 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2021	2020

Weighted average diluted shares as disclosed on the consolidated statements of operations	161,831	152,519	(1)
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 11)	(14,750)	—
Potentially dilutive restricted stock awards	(1,311)	—

Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table abov e	145,770	152,519

(1)
Excludes 15,025 participating securities and 16 potentially dilutive non-participating
common stock equivalents for the three months ended March 31, 2020 as the Company reported a net loss for the period (shares herein are reported in thousands).

19. Income Taxes
Effective Income Tax Rate – Three Months Ended March 31, 2021 and March 31, 2020
The Company’s effective income tax rate for the three months ended March 31, 2021 of negative 14.9% resulted in an income tax benefit of $1,969. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $5,171 reduction in unrecognized tax benefits, a non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings, partly offset by tax shortfalls associated with the vesting and exercise of stock-based compensation awards.
The Company’s effective income tax rate for the three months ended March 31, 2020 of 21.5% resulted in an income tax benefit of $2,371. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $5,981 reduction in unrecognized tax benefits, a $2,877 non-taxable
gain
recognized upon the
 sale of the Company’s Canadian ETF business and a lower tax rate on foreign earnings, partly offset by a valuation allowance on capital losses, tax shortfalls associated with the vesting and exercise of stock-based compensation and a non-deductible
loss on revaluation of deferred consideration.
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Deferred tax assets:
Capital losses	$16,596	$16,596
Operating lease liabilities	4,851	4,953
Interest carryforwards	2,184	2,235
NOLs – Foreign	2,084	2,167
Goodwill and intangible assets	1,418	1,466
Accrued expenses	1,363	3,507
Stock-based compensation	1,195	1,922
NOLs – U.S.	382	510
Outside basis differences	122	122
Other	263	111

Deferred tax assets	30,458	33,589

Deferred tax liabilities:
Right of use assets – operating leases	3,848	3,927
Fixed assets and prepaid assets	1,234	1,261
Foreign currency translation adjustment	262	293
Unremitted earnings – International subsidiaries	97	138
Allocated equity component of convertible notes	—	1,022

Deferred tax liabilities	5,441	6,641

Total deferred tax assets less deferred tax liabilities	25,017	26,948
Less: valuation allowance	(18,802)	(18,885)

Deferred tax assets, net	$6,215	$8,063

Net Operating and Capital Losses – U.S.
The Company’s tax effected net operating losses (“NOLs”) at March 31, 2021 were $382 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses were $16,596 at March 31, 2021 and December 31, 2020. These capital losses expire between the years 2023 and 2025.
Net Operating Losses – International
One of the Company’s European subsidiary’s generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were
 $
2,084
and $
2,167
at March
31
,
2021
and December
31
,
2020
, respectively.
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
In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits during the three months ended March 31, 2021:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2021	$27,016	$21,850	$5,166
Decrease - Lapse of statute of limitations (1)	(5,171)	(3,559)	(1,612)
Increases	39	—	39
Foreign currency translation (2)	338	273	65

Balance at March 31, 2021	$22,222	$18,564	$3,658

(1)
Recorded as an income tax benefit of $5,171 during the three months ended March 31, 2021, along with an equal and offsetting amount recorded in other losses, net, to recognize a reduction in the indemnification asset. During the three months ended March 31, 2020, an income tax benefit of $5,981 was recorded along with an equal and offsetting amount in other losses, net.

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

The gross unrecognized tax benefits and interest and penalties totaling $22,222 at March 31, 2021 are included in other non-current
liabilities on the Consolidated Balance Sheets. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $7,067 (including interest and penalties of $2,016) in the next 12 months upon lapsing of the statute of limitations.
At March 31, 2021, there were $22,222 of unrecognized tax benefits (including interest and penalties) that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. The Company’s federal tax return for the year ended December 31, 2016 and ManJer’s tax returns (a Jersey-based subsidiary) for the years ended December 31, 2014 through 2016 are currently under review by the relevant tax authorities. The Company is indemnified by ETFS Capital for any potential exposure associated with ManJer’s tax return under audit.
The Company is not currently under audit in any other income tax jurisdictions. As of March 31, 2021, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2016.
Undistributed Earnings of Foreign Subsidiaries
ASC 740-30
Income Taxes,
provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of
 $97 and $138 at March 31, 2021 and December 31, 2020, respectively.
20. Shares Repurchased
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
During the three months ended March 31, 2021 and March 31, 2020, the Company repurchased 489,763 shares and 385,399 shares of its common stock, respectively, under this program for an aggregate cost of $2,630 and $1,495, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.
As of March 31, 2021, $49,561 remained under this program for future purchases.
21. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2021	$85,856
Changes	—

Balance at March 31, 2021	$85,856

Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the UK. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets (Indefinite-Lived)
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2021	$601,247
Changes	—

Balance at March 31, 2021	$601,247

ETFS
In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.
22. Contingent Payments
The Company recognizes contingent payments when the contingency is resolved and the gain is realized.
AdvisorEngine – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine. The fair value of upfront consideration paid to the Company was $9,592. Consideration also included contingent payments totaling up to $10,408 which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. No value has been ascribed to these contingent payments at March 31, 2021 and December 31, 2020.
During the three months ended March 31, 2020, the Company recognized an impairment of $19,672 to adjust the carrying value of its previously held financial interests in AdvisorEngine to fair value. In the following quarter, the Company subsequently recognized a gain of $1,093 arising from an adjustment to the estimate fair value of consideration received. These fair value adjustments were based upon the final sale terms as disclosed above.
Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WTAMC to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and will receive additional cash consideration of CDN $2,000 to $8,000, depending on the achievement of certain AUM growth targets over the next three years. The Company recorded CDN $2,000 in other receivables on the Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020.
In connection with this sale, the Company recognized a gain of $2,877 during the three months ended March 31, 2020 which was recorded in other losses, net on the Consolidated Statements of Operations. This gain represents the difference between the minimum cash consideration payable to the Company and the carrying value of WTAMC’s net assets upon disposition.
23. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying financial statements. There were no events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Executive Summary
Introduction
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $69.5 billion globally as of March 31, 2021. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
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
Through our operating subsidiaries, we provide investment advisory and other management services to our ETPs collectively offering products covering equity, commodity, fixed income, leveraged-and-inverse,
currency, cryptocurrency and alternative strategies. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETPs’ average daily AUM. Our expenses are predominantly related to selling, operating and marketing our products. We have contracted with third parties to provide certain operational services for the ETPs.
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
Recent Developments
We are executing on our digital assets initiative and have made meaningful advancements. We recently filed for the WisdomTree Bitcoin Trust and the WisdomTree Digital Short-Term Treasury Fund with the SEC. We cross-listed our European-domiciled WisdomTree Bitcoin ETP, or BTCW, in Germany, appointed Coinbase Custody as a custodian and received approval to passport BTCW in the European Union, or EU, allowing for a wider audience to access and invest in the product. We launched a physically backed Ethereum ETP in Europe, which is also passported across the EU. We also recently invested in Securrency, Inc.’s Series B funding round, as we believe their team is uniquely suited to lead in blockchain-based financial and regulatory technology going forward. These initiatives were undertaken in our pursuit to establish ourselves as a leader in this space.

Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income,
leveraged-and-inverse,
currency, cryptocurrency and alternative strategies. The chart below sets forth the asset mix of our ETPs at March 31, 2020, December 31, 2020 and March 31, 2021:

Market Environment
During the first quarter of 2021, global equity markets performed favorably upon the rollout of
COVID-19
vaccines and further economic stimulus. These developments contributed to a sharp rise in government bond yields and a decline in gold prices during the quarter.
The S&P 500 rose 6.2%, MSCI EAFE (local currency) rose 7.7%, MSCI Emerging Markets Index (U.S. dollar) rose 2.3%, while gold prices declined 10.6% during the first quarter of 2021. In addition, the European and Japanese equities markets both appreciated with the MSCI EMU Index and MSCI Japan Index increasing 9.1% and 8.9%, respectively, in local currency terms for the quarter. Also, the U.S. dollar strengthened 7.3% and 1.3% versus the Japanese yen and British pound, while weakening 4.4% versus the euro during the quarter.
U.S. Listed ETF Industry Flows
U.S. listed ETF net flows for the three months ended March 31, 2021 were $248.6 billion. U.S. equity gathered the majority of those flows.

Source: Morningstar

European ETP Industry Flows
European ETP net flows were $58.0 billion for the three months ended March 31, 2021. Equities gathered the majority of those flows.

Source: Morningstar

Our	Operating and Financial Results
We operate as an ETP sponsor and asset manager providing investment advisory services globally through our subsidiaries in the United States and Europe.
U.S. Listed ETFs
Our U.S. listed ETFs’ AUM increased from $38.5 billion at December 31, 2020 to $42.2 billion at March 31, 2021 due to market appreciation and net inflows.

International Listed ETPs
Our international ETPs’ AUM decreased from $28.9 billion at December 31, 2020 to $27.4 billion at March 31, 2021 due to market depreciation, primarily in our gold products.

Consolidated Operating Results
The following table sets forth our revenues and net income/(loss) for the most recent five quarters:

•
Revenues
– We recorded operating revenues of $72.8 million during the three months ended March 31, 2021, up 14.0% from the three months ended March 31, 2020 due to higher average AUM arising from market appreciation and net inflows.

•
Expenses
– Total operating expenses increased 12.4% from the three months ended March 31, 2020 to $54.2 million due to higher incentive compensation, fund management and administration costs, professional fees, contractual gold payments and marketing expenses, partly offset by lower sales and business development and other expenses.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration – gold payments, impairments and other net losses. For the three months ended March 31, 2021 and 2020, the gains/(losses) on revaluation of deferred consideration – gold payments were $2.8 million and ($2.2) million, respectively. We recognized charges arising from a release of a tax-related
indemnification asset upon the expiration of the statute of limitations of $5.2 million and $6.0 million during the three months ended March 31, 2021 and 2020, respectively. An equal and offsetting benefit has been recognized in income taxes. In addition, during the three months ended March 31, 2021, we recorded an unrealized gain on our investment in Securrency of $0.2 million and recognized an impairment charge of $0.3 million arising from exiting our London office. During the three months ended March 31, 2020, we recognized a non-cash
impairment charge of $19.7 million on our investment in AdvisorEngine, Inc., or AdvisorEngine, and recorded a gain of $2.9 million associated with the sale of our Canadian ETF business.

•
Net income/(loss)
– We reported net income of $15.1 million during the three months ended March 31, 2021, compared to a net loss of ($8.6) million during the three months ended March 31, 2020. The change in net income/(loss) was impacted by the change in revenue and expenses described above, a favorable change related to the revaluation of deferred consideration – gold payments of $5.0 million, as well as the previously mentioned $19.7 million impairment charge and $2.9 million gain that were recorded in the prior year period.

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
GLOBAL ETPs ($ in millions)
Beginning of period assets	$67,392	$60,710	$63,615
Assets sold	—	—	(778)
Inflows/(outflows)	1,279	881	(536)
Market appreciation/(depreciation)	866	5,898	(11,934)
Fund closures	—	(97)	(20)

End of period assets	$69,537	$67,392	$50,347

Average assets during the period	$69,552	$64,125	$60,189
Average ETP advisory fee during the period	0.42%	0.41%	0.42%
Number of ETPs – end of the period	313	309	331

U.S. LISTED ETFs ($ in millions)
Beginning of period assets	$38,517	$33,310	$40,600
Inflows/(outflows)	1,343	919	(1,273)
Market appreciation/(depreciation)	2,303	4,385	(10,397)
Fund closures	—	(97)	(10)

End of period assets	$42,163	$38,517	$28,920

Average assets during the period	$40,673	$36,002	$36,940
Average ETF advisory fee during the period	0.40%	0.40%	0.43%
Number of ETFs – end of the period	68	67	77

INTERNATIONAL LISTED ETPs ($ in millions)
Beginning of period assets	$28,875	$27,400	$23,015
Assets sold	—	—	(778)
Inflows/(outflows)	(64)	(38)	737
Market appreciation/(depreciation)	(1,437)	1,513	(1,537)
Fund closures	—	—	(10)

End of period assets	$27,374	$28,875	$21,427

Average assets during the period	$28,879	$28,123	$23,249
Average ETP advisory fee during the period	0.44%	0.42%	0.40%
Number of ETPs—end of period	245	242	254

PRODUCT CATEGORIES ($ in millions)

Commodity & Currency
Beginning of period assets	$25,879	$25,089	$19,946
Inflows/(outflows)	(660)	(302)	617
Market appreciation/(depreciation)	(1,562)	1,092	(820)

End of period assets	$23,657	$25,879	$19,743

Average assets during the period	$25,291	$25,597	$20,300

U.S. Equity
Beginning of period assets	$18,367	$15,612	$17,732
Inflows/(outflows)	218	395	(285)
Market appreciation/(depreciation)	1,434	2,360	(5,296)

End of period assets	$20,019	$18,367	$12,151

Average assets during the period	$19,293	$17,050	$16,011

Emerging Market Equity
Beginning of period assets	$8,539	$5,979	$6,400
Inflows/(outflows)	1,662	1,399	69
Market appreciation/(depreciation)	276	1,161	(1,869)

End of period assets	$10,477	$8,539	$4,600

Average assets during the period	$9,871	$7,249	$5,919

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
International Developed Market Equity
Beginning of period assets	$9,414	$8,621	$13,011
Inflows/(outflows)	17	(191)	(1,097)
Market appreciation/(depreciation)	560	984	(3,255)

End of period assets	$9,991	$9,414	$8,659

Average assets during the period	$9,793	$8,930	$11,453

Fixed Income
Beginning of period assets	$3,324	$3,630	$3,585
Inflows/(outflows)	10	(330)	21
Market appreciation/(depreciation)	(73)	24	(79)

End of period assets	$3,261	$3,324	$3,527

Average assets during the period	$3,253	$3,472	$3,653

Leveraged & Inverse
Beginning of period assets	$1,487	$1,430	$1,138
Inflows/(outflows)	(4)	(118)	12
Market appreciation/(depreciation)	45	175	(254)

End of period assets	$1,528	$1,487	$896

Average assets during the period	$1,564	$1,436	$1,147

Cryptocurrency
Beginning of period assets	$168	$33	$1
Inflows/(outflows)	36	48	5
Market appreciation/(depreciation)	173	87	(1)

End of period assets	$377	$168	$5

Average assets during the period	$264	$79	$2

Alternatives
Beginning of period assets	$214	$229	$358
Inflows/(outflows)	—	(26)	(66)
Market appreciation/(depreciation)	13	11	(48)

End of period assets	$227	$214	$244

Average assets during the period	$223	$224	$328

Closed ETPs
Beginning of period assets	$—	$87	$1,444
Assets sold	—	—	(778)
Inflows/(outflows)	—	6	188
Market appreciation/(depreciation)	—	4	(312)
Fund closures	—	(97)	(20)

End of period assets	$—	$—	$522

Average assets during the period	$—	$88	$1,376

Headcount	227	217	210
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Selected Operating and Financial Information

	Three Months Ended March 31,		Change	Percent Change
	2021	2020
Global AUM (in millions)
Average global AUM	$69,552	$60,189	$9,363	15.6%

Operating Revenues (in thousands)
Advisory fees	$71,616	$62,950	$8,666	13.8%
Other income	1,214	924	290	31.4%

Total revenues	$72,830	$63,874	$8,956	14.0%

Average Global AUM
Our average global AUM increased 15.6% from $60.2 billion at March 31, 2020 to $69.6 billion at March 31, 2021 due to market appreciation and net inflows.
Operating Revenues
Advisory fees
Advisory fee revenues increased 13.8% from $63.0 million during the three months ended March 31, 2020 to $71.6 million in the comparable period in 2021 due to higher average global AUM. Our average global advisory fee was 0.42% during the three months ended March 31, 2020 and March 31, 2021.
Other income
Other income increased 31.4% from $0.9 million during the three months ended March 31, 2020 to $1.2 million in the comparable period in 2021 primarily due to higher fees associated with our international listed products.
Operating Expenses

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2021	2020
Compensation and benefits	$22,627	$17,295	$5,332	30.8%
Fund management and administration	15,521	14,485	1,036	7.2%
Marketing and advertising	3,006	2,468	538	21.8%
Sales and business development	2,145	3,417	(1,272)	(37.2%)
Contractual gold payments	4,270	3,760	510	13.6%
Professional fees	2,013	1,273	740	58.1%
Occupancy, communications and equipment	1,475	1,551	(76)	(4.9%)
Depreciation and amortization	252	256	(4)	(1.6%)
Third-party distribution fees	1,343	1,355	(12)	(0.9%)
Acquisition and disposition-related costs	—	383	(383)	n/a
Other	1,571	1,997	(426)	(21.3%)

Total operating expenses	$54,223	$48,240	$5,983	12.4%

	Three Months Ended March 31,
As a Percent of Revenues:	2021	2020
Compensation and benefits	31.1%	27.1%
Fund management and administration	21.3%	22.7%
Marketing and advertising	4.1%	3.9%
Sales and business development	3.0%	5.3%
Contractual gold payments	5.9%	5.9%
Professional fees	2.8%	2.0%
Occupancy, communications and equipment	2.0%	2.4%

	Three Months Ended March 31,
As a Percent of Revenues:	2021	2020
Depreciation and amortization	0.3%	0.4%
Third-party distribution fees	1.8%	2.1%
Acquisition and disposition-related costs	0.0%	0.6%
Other	2.2%	3.1%

Total operating expenses	74.5%	75.5%

Compensation and benefits
Compensation and benefits expense increased 30.8% from $17.3 million during the three months ended March 31, 2020 to $22.6 million in the comparable period in 2021 due to higher incentive compensation accruals. Headcount was 210 and 227 at March 31, 2020 and March 31, 2021, respectively.
Fund management and administration
Fund management and administration expense increased 7.2% from $14.5 million during the three months ended March 31, 2020 to $15.5 million in the comparable period in 2021 due to higher average global AUM.
Marketing and advertising
Marketing and advertising expense increased 21.8% from $2.5 million during the three months ended March 31, 2020 to $3.0 million in the comparable period in 2021 as our spending in the prior year period was reduced at the onset of the
COVID-19
pandemic.
Sales and business development
Sales and business development expense decreased 37.2% from $3.4 million during the three months ended March 31, 2020 to $2.1 million in the comparable period in 2021 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Contractual gold payments
Contractual gold payments expense increased 13.6% from $3.8 million during the three months ended March 31, 2020 to $4.3 million in the comparable period in 2021. This expense was associated with the payment of 2,375 ounces of gold and was calculated using the average daily spot price of $1,583 and $1,798 per ounce during the three months ended March 31, 2020 and 2021, respectively.
Professional fees
Professional fees increased 58.1% from $1.3 million during the three months ended March 31, 2020 to $2.0 million in the comparable period in 2021 due to spending related to our digital assets initiative.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 4.9% from $1.6 million during the three months ended March 31, 2020 to $1.5 million in the comparable period in 2021 as we exited our London office.
Depreciation and amortization
Depreciation and amortization expense was essentially unchanged from the three months ended March 31, 2020.
Third-party distribution fees
Third-party distribution fees were essentially unchanged from the three months ended March 31, 2020.
Acquisition and disposition-related costs
Acquisition and disposition-related costs of $0.4 million during the three months ended March 31, 2020 were recognized in connection with the sale of our Canadian ETF business.

Other
Other expenses decreased 21.3% from $2.0 million during the three months ended March 31, 2020 to $1.6 million in the comparable period in 2021 primarily due to lower office-related and travel expenses as our employees are working remotely.
Other Income/(Expenses)

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2021	2020
Interest expense	$(2,296)	$(2,419)	$123	(5.1%)
Gain/(loss) on revaluation of deferred consideration	2,832	(2,208)	5,040	n/a
Interest income	231	163	68	41.7%
Impairments	(303)	(19,672)	19,369	(98.5%)
Other losses, net	(5,893)	(2,507)	(3,386)	135.1%

Total other income/(expenses)	$(5,429)	$(26,643)	$21,214	(79.6%)

	Three Months Ended March 31,
As a Percent of Revenues:	2021	2020
Interest expense	(3.2%)	(3.8%)
Gain/(loss) on revaluation of deferred consideration	3.9%	(3.5%)
Interest income	0.3%	0.2%
Impairments	(0.4%)	(30.7%)
Other losses, net	(8.1%)	(3.9%)

Total other income/(expenses)	(7.5%)	(41.7%)

Interest expense
Interest expense decreased 5.1% from $2.4 million during the three months ended March 31, 2020 to $2.3 million in the comparable period in 2020 due to a lower level of debt outstanding. In addition, we early adopted Accounting Standards Update
2020-06,
Debt – Debt with Conversion and Other Options, Cash Conversion on January 1, 2021 that eliminated the requirement to bifurcate certain conversion options embedded in convertible instruments (applicable to our convertible notes). Previously, the discount arising from bifurcation was amortized as interest expense over the life of the instrument. Our effective interest rate during the three months ended March 31, 2020 and 2021 was 5.0% and 5.3%, respectively.
Gain/(loss) on revaluation of deferred consideration – Gold payments
We recognized a loss on revaluation of deferred consideration of ($2.2) million during the three months ended March 31, 2020 as compared to a gain of $2.8 million during the three months ended March 31, 2021. The gain in the current quarter arose due to a decline in spot gold prices, partly offset by a steepening of the forward-looking gold curve. The loss in the prior period arose due to an increase in forward-looking gold prices. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income was essentially unchanged from the three months ended March 31, 2020.
Impairment
During the three months ended March 31, 2021, we recognized an impairment charge of $0.3 million upon exiting our London office. During the three months ended March 31, 2020, we recognized a non-cash
impairment charge of $19.7 million on our investment in AdvisorEngine.
Other losses, net
Other losses, net were $2.5 million and $5.9 million during the three months ended March 31, 2020 and 2021, respectively. Included in the loss recognized during the three months ended March 31, 2020 and 2021 is a charge of $6.0 million and $5.2 million, respectively, arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. During the three months ended March 31, 2021, we also recognized an unrealized gain of $0.2 million on our investment in Securrency. In addition, we recognized a gain of $2.9 million associated with the sale of our Canadian ETF business during the three months ended March 31, 2020. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.

Income taxes
Our effective income tax rate for the three months ended March 31, 2021 of negative 14.9% resulted in an income tax benefit of $2.0 million. Our effective income tax rate differs from the federal statutory rate of 21% primarily due to a $5.2 million reduction in unrecognized tax benefits, a non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings, partly offset tax shortfalls associated with the vesting and exercise of stock-based compensation awards.
Our effective income tax rate for the three months ended March 31, 2020 of 21.5% resulted in an income tax benefit of $2.4 million. Our effective income tax rate differs from the federal statutory rate of 21% primarily due a $6.0 million reduction in unrecognized tax benefits, a $2.9 million non-taxable
gain upon the sale of our Canadian ETF business and a lower tax rate on foreign earnings, partly offset by a valuation allowance on capital losses, tax shortfalls associated with the vesting and exercise of stock-based compensation awards and a non-deductible
loss on revaluation of deferred consideration.
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

•
Other items
: Impairment charges, an unrealized gain recognized on our investment in Securrency, a gain recognized upon the sale of our Canadian ETF business and acquisition and disposition-related costs are excluded when determining adjusted net income and adjusted earnings per share.

	Three Months Ended March 31,
Adjusted Net Income and Diluted Earnings per Share:	2021	2020
Net income/(loss), as reported	$15,147	$(8,638)
Deduct/Add back: (Gain)/loss on revaluation of deferred consideration	(2,832)	2,208
Deduct: Unrealized gain recognized on our investment in Securrency, net of income taxes	(179)	—
Add back: Impairments, net of income taxes (where applicable)	245	19,672
Add back: Tax shortfalls upon vesting and exercise of stock-based compensation awards	123	501
Add back: Acquisition and disposition-related costs, net of income taxes	—	358
Deduct: Gain recognized upon the sale of our Canadian ETF business	—	(2,877)

Adjusted net income	$12,504	$11,224
Deduct: Income distributed to participating securities	(558)	(555)
Deduct: Undistributed income allocable to participating securities	(853)	(654)

Adjusted net income available to common stockholders	$11,093	$10,015
Weighted average diluted shares, excluding participating securities (See Note 18 to our Consolidated Financial Statements)	145,770	152,535

Adjusted earnings per share - diluted	$0.08	$0.07

Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and uses of capital to fund our operations:

	March 31, 2021	December 31, 2020
Balance Sheet Data (in thousands):
Cash and cash equivalents	$62,302	$73,425
Securities owned, at fair value	34,771	34,895
Accounts receivable	30,341	29,455
Securities held-to-maturity	411	451

Total: Liquid assets	127,825	138,226
Less: Total current liabilities	(56,558)	(73,999)
Less: Regulatory capital requirement – certain international subsidiaries	(12,222)	(10,745)

Total: Available liquidity	$59,045	$53,482

	Three Months Ended March 31,
	2021	2020
Cash Flow Data (in thousands):
Operating cash flows	$1,865	$(2,634)
Investing cash flows	(5,565)	8,754
Financing cash flows	(7,188)	(11,391)
Foreign exchange rate effect	(235)	(1,272)

Decrease in cash and cash equivalents	$(11,123)	$(6,543)

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
Cash and cash equivalents decreased $11.1 million during the three months ended March 31, 2021 due to $5.5 million used to purchase investments, $4.9 million used to pay dividends on our common stock and $2.6 million used to repurchase our common stock. These decreases were partly offset by $1.9 million provided by operating activities.
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

Issuance of Convertible Notes
On June 16, 2020, we issued and sold $150,000 in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “Existing Notes”) pursuant to an Indenture (the “Indenture”), dated June 16, 2020, between us and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On August 13, 2020, we issued and sold $25,000 in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “Additional Notes”) at a price equal to 101% of the principal amount thereof, plus interest deemed to have accrued since June 16, 2020, and constitute a further issuance of, and form a single series with, our Existing Notes (the Additional Notes and together with the Existing Notes, the “Convertible Notes”). After the issuance of the Additional Notes, we had $175,000 aggregate principal amount of Convertible Notes outstanding.
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

•
Conversion
:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2023 only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption that we deliver in accordance with the terms of the Indenture but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after March 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

•
Cash settlement of principal amount
: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of its common stock.

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

•
Seniority and Security
: The Convertible Notes are our senior unsecured obligations, but are subordinated in right of payment to our obligations to make certain redemption payments (if and when due) in respect of its Series A
Non-Voting
Convertible Preferred Stock (See Note 11 to our Consolidated Financial Statements).

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

Capital Resources
Our principal source of financing is our operating cash flow. We believe that cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for the foreseeable future.
Our ability to satisfy our contractual obligations as they arise are discussed in the section titled “Contractual Obligations” below.
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at March 31, 2021 was approximately $12.2 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans.
During the three months ended March 31, 2021, we repurchased 489,763 shares of our common stock under the repurchase program for an aggregate cost of $2.6 million. At March 31, 2021, $49.6 million remained under this program for future purchases.
Contractual Obligations
Convertible Notes
At March 31, 2021, we had $175.0 million aggregate principal amount of Convertible Notes outstanding that are scheduled to mature on June 15, 2023, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the convertible notes upon the occurrence of a fundamental change may accelerate payment.
The Convertible Notes require cash settlement of the principal amount, while settlement of the conversion obligation in excess of the aggregate principal amount may be satisfied in either cash, shares of our common stock or a combination of cash and shares of its common stock. We currently anticipate refinancing this obligation when due.
See “Issuance of Convertible Notes” above for additional information.
Deferred Consideration – Gold Payments
Deferred consideration represents an obligation we assumed in April 2018 in connection with our acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse
business of ETFS Capital Limited. The obligation is for fixed payments to ETFS Capital Limited of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”). The present value of the deferred consideration was $227.1 million at March 31, 2021.
The Contractual Gold Payments are paid from advisory fee income generated by any of our sponsored financial products backed by physical gold with no recourse back to us for any unpaid amounts that exceed advisory fees earned.
See Note 9 to our Consolidated Financial Statements for additional information.
Operating Leases
Our principal executive office is currently located at 245 Park Avenue, New York, New York 10167. We lease approximately 38,000 square feet of office space under a lease that expires in August 2029, which includes a cancellation option that is effective on August 21, 2024. Total future minimum lease payments with respect to this office space was $25.8 million at March 31, 2021.
Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments.
See Note 12 to our Consolidated Financial Statements for additional information.
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
Goodwill is assessed for impairment annually on November 30
th
. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the market approach and our market capitalization when determining the fair value of the reporting unit.
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
We account for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed within ASU
2016-01,
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. See Note 7 to our Consolidated Financial Statements for information regarding a gain of $0.2 million recognized on our investment in Securrency.
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices, a selected discount rate and perpetual growth rate. The weighted average forward-looking gold price per ounce, discount rate and perpetual growth rate were $2,136, 9.0% and 1.7%, respectively, at March 31, 2021. Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration – gold payments on our Consolidated Statements of Operations.
During the three months ended March 31, 2021, we reported a gain on deferred consideration – gold payments of $2.8 million. A 1.0% increase in the weighted average forward-looking gold price per ounce would have reduced this reported gain by $1.6 million, a 1 percentage point increase in the discount rate would have increased this reported gain by $24.8 million and a 1 percentage point increase in the perpetual growth rate would have reduced this reported gain by $23.1 million. See Note 9 to our Consolidated Financial Statements for additional information.
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
Recently Adopted Accounting Pronouncements
On January 1, 2021, we early adopted ASU
2020-06,
Debt – Debt with Conversion and Other Options
(ASU
2020-06)
under the modified retrospective approach. Under the ASU, the accounting for convertible instruments was simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments are reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception are removed and, as a result, more equity contracts will qualify for the scope exception. The ASU also simplifies the diluted earnings-per-share
calculation in certain areas. Upon the adoption of this ASU, we reclassified the equity component related to the convertible notes, net of deferred taxes, increasing retained earnings by $0.6 million, increasing the carrying value of the convertible notes by $4.1 million, reducing additional paid-in
capital by $3.7 million and reducing deferred tax liabilities by $1.0 million. These updates also reduced interest expense recognized on our convertible notes by approximately $0.4 million per quarter. See Note 10 to our Consolidated Financial Statements for additional information.

On January 1, 2021, we adopted ASU
2019-12,
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes
(ASU
2019-12).
The main objective of the standard is to reduce complexity in the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The standard also simplifies the accounting for income taxes by enacting the following: (a) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount as a non-income-based
tax; (b) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered as a separate transaction; (c) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (d) requiring that an entity reflect the enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. We have determined that the adoption of this standard did not have a material impact on our financial statements.

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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily in our WisdomTree ETFs, federal agency debt instruments, money market instruments at a commercial bank and other securities which totaled $36.0 million and $35.7 million as of December 31, 2020 and March 31, 2021, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.
In addition, our Convertible Notes bear interest at a fixed rate of 4.25%. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.
Exchange Rate Risk
We are subject to currency translation exposure on the results of our
non-U.S.
operations, primarily in the U.K. and Europe. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. The advisory fees earned on our international listed ETPs are predominantly in U.S. dollars (and also paid in gold ounces, as described below); however, expenses for corporate overhead are generally incurred in British pounds. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may seek to do so in the future.

Exchange rate risk associated with the euro is not considered to be significant.
Commodity Price Risk
Fluctuations in the prices of commodities that are linked to certain of our ETPs could have a material adverse effect on our AUM and revenues. In addition, a portion of the advisory fee revenues we receive on our ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation (See Note 9 to our Consolidated Financial Statements). While we may readily sell the gold that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of gold and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this gold exposure.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
You should carefully consider the information set forth in this Report, as well as the information in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2021 to January 31, 2021	489,763	$5.37	489,763
February 1, 2021 to February 28, 2021	—	$—	—
March 1, 2021 to March 31, 2021	—	$—	—

Total	489,763	$5.37	489,763	$49,561

(1)
On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. During the three months ended March 31, 2021, we repurchased 489,763 shares of our common stock under this program for an aggregate cost of approximately $2.6 million. As of March 31, 2021, $49.6 million remained under this program for future repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETF Securities Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.7	Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020).

4.8	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

31.1 (1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act

31.3 (1)	Certification of Chief Accounting Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

Exhibit No.	Description

101 (1)	Financial Statements from the Quarterly Report on Form
10-Q
of the Company for the three months ended March 31, 2021, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2021 (Unaudited) and December 31, 2020; (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2021 and March 31, 2020 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and March 31, 2020 (Unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

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
day of May 2021.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Amit Muni
Amit Muni
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Accounting Officer (Principal Accounting Officer)