Form 10-Q
period 2021-06-30
WisdomTree Investments, Inc.
filed 2021-08-06
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 27, 2021, there were

145,105,371

shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.
Form
10-Q
For the Quarterly Period Ended June 30, 2021

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$167,635	$73,425
Securities owned, at fair value (including $21,330 and $23,932 invested in WisdomTree ETFs at June 30, 2021 and December 31, 2020, respectively)	58,806	34,895
Accounts receivable (including $31,679 and $26,884 due from related parties at June 30, 2021 and December 31, 2020, respectively)	34,800	29,455
Income taxes receivable	948	—
Prepaid expenses	6,327	3,827
Other current assets	288	259

Total current assets	268,804	141,861
Fixed assets, net	7,247	7,579
Indemnification receivable (Note 20)	22,427	27,016
Securities held-to-maturity	370	451
Deferred tax assets, net	5,628	8,063
Investments (Note 7)	14,238	8,112
Right of use assets – operating leases (Note 13)	16,213	16,327
Goodwill (Note 22)	85,856	85,856
Intangible assets (Note 22)	601,247	601,247
Other noncurrent assets	348	180

Total assets	$1,022,378	$896,692

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$18,592	$19,564
Compensation and benefits payable	15,447	22,803
Deferred consideration – gold payments (Note 9)	16,101	17,374
Operating lease liabilities (Note 13)	3,326	3,135
Income taxes payable	—	916
Accounts payable and other liabilities	11,318	10,207

Total current liabilities	64,784	73,999
Convertible notes (Note 11)	317,336	166,646
Deferred consideration – gold payments (Note 9)	210,605	212,763
Operating lease liabilities (Note 13)	16,920	17,434
Other noncurrent liabilities (Note 20)	22,427	27,016

Total liabilities	632,072	497,858

Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $97,549 and $72,667 at June 30, 2021 and December 31, 2020, respectively) (Note 12)	132,569	132,569

Contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 145,114 and 148,716 at June 30, 2021 and December 31, 2020, respectively	1,451	1,487
Additional paid-in capital	285,002	317,075
Accumulated other comprehensive income	1,155	1,102
Accumulated deficit	(29,871)	(53,399)

Total stockholders’ equity	257,737	266,265

Total liabilities and stockholders’ equity	$1,022,378	$896,692

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Advisory fees	$75,997	$57,208	$147,613	$120,158
Other income	1,606	918	2,820	1,842

Total revenues	77,603	58,126	150,433	122,000

Operating Expenses:
Compensation and benefits	20,331	17,455	42,958	34,750
Fund management and administration	16,195	14,461	31,716	28,946
Marketing and advertising	3,594	1,949	6,600	4,417
Sales and business development	2,159	2,181	4,304	5,598
Contractual gold payments (Note 9)	4,314	4,063	8,584	7,823
Professional fees	1,921	1,357	3,934	2,630
Occupancy, communications and equipment	1,266	1,643	2,741	3,194
Depreciation and amortization	256	251	508	507
Third-party distribution fees	2,130	1,340	3,473	2,695
Acquisition and disposition-related costs	—	33	—	416
Other	1,752	1,596	3,323	3,593

Total operating expenses	53,918	46,329	108,141	94,569

Operating income	23,685	11,797	42,292	27,431
Other Income/(Expenses):
Interest expense	(2,567)	(2,044)	(4,863)	(4,463)
Gain/(loss) on revaluation of deferred consideration – gold payments (Note 9)	497	(23,358)	3,329	(25,566)
Interest income	225	119	456	282
Impairments (Note 13 and 23)	—	—	(303)	(19,672)
Loss on extinguishment of debt (Note 10)	—	(2,387)	—	(2,387)
Other gains and losses, net	49	1,819	(5,844)	(688)

Income/(loss) before income taxes	21,889	(14,054)	35,067	(25,063)
Income tax expense/(benefit)	4,259	(804)	2,290	(3,175)

Net income/(loss)	$17,630	$(13,250)	$32,777	$(21,888)

Earnings/(loss) per share—basic	$0.11	$(0.09)	$0.20	$(0.15)

Earnings/(loss) per share—diluted	$0.11	$(0.09)	$0.20	$(0.15)

Weighted-average common shares—basic	145,542	151,623	145,652	152,071

Weighted-average common shares—diluted	164,855	151,623	163,062	152,071

Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income/(loss)	$17,630	$(13,250)	$32,777	$(21,888)
Other comprehensive income/(loss)
Reclassification of foreign currency translation adjustment to other gains and losses, net, upon the sale of WisdomTree Asset Management Canada, Inc. (“WTAMC” or “Canadian ETF business”) (Note 23)	—	—	—	(167)
Foreign currency translation adjustment, net of income taxes	170	168	53	(518)

Other comprehensive income/(loss)	170	168	53	(685)

Comprehensive income/(loss)	$17,800	$(13,082)	$32,830	$(22,573)

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—April 1, 2021	149,811	$1,498	$314,274	$985	$(42,573)	$274,184
Restricted stock issued and vesting of restricted stock units, net	(134)	(2)	2	—	—	—
Shares repurchased	(4,631)	(46)	(31,830)	—	—	(31,876)
Exercise of stock options, net	68	1	435	—	—	436
Stock-based compensation	—	—	2,121	—	—	2,121
Other comprehensive income	—	—	—	170	—	170
Dividends	—	—	—	—	(4,928)	(4,928)
Net income	—	—	—	—	17,630	17,630

Balance—June 30, 2021	145,114	$1,451	$285,002	$1,155	$(29,871)	$257,737

	For the Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—April 1, 2020	156,424	$1,564	$349,495	$92	$(26,382)	$324,769
Restricted stock issued and vesting of restricted stock units, net	110	1	(1)	—	—	—
Shares repurchased	(6,738)	(67)	(24,882)	—	—	(24,949)
Stock-based compensation	—	—	2,920	—	—	2,920
Allocation of equity component related to convertible notes, net of issuance costs of $128 and deferred taxes of $1,017	—	—	3,008	—	—	3,008
Other comprehensive income	—	—	—	168	—	168
Dividends	—	—	(5,134)	—	—	(5,134)
Net loss	—	—	—	—	(13,250)	(13,250)

Balance—June 30, 2020	149,796	$1,498	$325,406	$260	$(39,632)	$287,532

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(In Thousands)
(Unaudited)

	For the Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—January 1, 2021	148,716	$1,487	$317,075	$1,102	$(53,399)	$266,265
Reclassification of equity component related to convertible notes, net deferred taxes of $1,022, upon the implementation of Accounting Standards Update 2020-06 (Note 11)	—	—	(3,682)	—	616	(3,066)

Balance—January 1, 2021 (as adjusted)	148,716	$1,487	$313,393	$1,102	$(52,783)	$263,199
Restricted stock issued and vesting of restricted stock units, net	1,376	13	(13)	—	—	—
Shares repurchased	(5,121)	(51)	(34,455)	—	—	(34,506)
Exercise of stock options, net	143	2	813	—	—	815
Stock-based compensation	—	—	5,264	—	—	5,264
Other comprehensive income	—	—	—	53	—	53
Dividends	—	—	—	—	(9,865)	(9,865)
Net income	—	—	—	—	32,777	32,777

Balance—June 30, 2021	145,114	$1,451	$285,002	$1,155	$(29,871)	$257,737

	For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—January 1, 2020	155,264	$1,553	$352,658	$945	$(17,744)	$337,412
Restricted stock issued and vesting of restricted stock units, net	1,549	15	(15)	—	—	—
Shares repurchased	(7,124)	(70)	(26,374)	—	—	(26,444)
Exercise of stock options, net	107	—	240	—	—	240
Stock-based compensation	—	—	6,159	—	—	6,159
Allocation of equity component related to convertible notes, net of issuance costs of $128 and deferred taxes of $1,017	—	—	3,008	—	—	3,008
Other comprehensive loss	—	—	—	(685)	—	(685)
Dividends	—	—	(10,270)	—	—	(10,270)
Net loss	—	—	—	—	(21,888)	(21,888)

Balance—June 30, 2020	149,796	$1,498	$325,406	$260	$(39,632)	$287,532

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$32,777	$(21,888)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Advisory fees received in gold, other precious metals and cryptocurrencies	(39,341)	(29,135)
Contractual gold payments	8,584	7,823
Stock-based compensation	5,264	6,159
(Gain/)/loss on revaluation of deferred consideration – gold payments	(3,329)	25,566
Deferred income taxes	3,367	832
Amortization of right of use asset	1,340	1,588
Amortization of issuance costs – convertible notes	899	115
Depreciation and amortization	508	507
Impairments	303	19,672
Gain on sale – Canadian ETF business	—	(2,877)
Loss on extinguishment of debt	—	2,387
Amortization of issuance costs – former credit facility	—	1,328
Other	(372)	(83)
Changes in operating assets and liabilities:
Securities owned, at fair value	(23,911)	4,209
Accounts receivable	(2,622)	4,461
Prepaid expenses	(2,497)	(2,016)
Gold, other precious metals and cryptocurrencies	27,959	20,882
Other assets	(202)	(702)
Fund management and administration payable	(896)	1,677
Compensation and benefits payable	(7,396)	(18,431)
Income taxes receivable/payable	(1,852)	(1,046)
Securities sold, but not yet purchased, at fair value	—	(582)
Operating lease liabilities	(1,658)	(1,845)
Accounts payable and other liabilities	858	781

Net cash (used in)/provided by operating activities	(2,217)	19,382

Cash flows from investing activities:
Purchase of investments	(5,750)	—
Purchase of fixed assets	(173)	(224)
Proceeds from held-to-maturity securities maturing or called prior to maturity	77	16,365
Proceeds from the sale of the Company’s financial interests in AdvisorEngine Inc.	—	8,155
Proceeds from sale of Canadian ETF business, net	—	2,774

Net cash (used in)/provided by investing activities	(5,846)	27,070

Cash flows from financing activities:
Shares repurchased	(34,506)	(26,444)
Dividends paid	(9,865)	(10,270)
Convertible notes issuance costs	(4,297)	(4,611)
Repayment of debt	—	(179,000)
Proceeds from the issuance of convertible notes	150,000	150,000
Proceeds from exercise of stock options	815	240

Net cash provided by/(used in) financing activities	102,147	(70,085)

Increase/(decrease) in cash flow due to changes in foreign exchange rate	126	(1,084)

Increase/(decrease) in cash and cash equivalents	94,210	(24,717)
Cash and cash equivalents—beginning of year	73,425	74,972

Cash and cash equivalents—end of period	$167,635	$50,255

Supplemental disclosure of cash flow information:
Cash paid for taxes	$5,846	$2,200

Cash paid for interest	$3,719	$3,390

NON-CASH
ACTIVITIES
On January 1, 2021, the Company reclassified the equity component related to the convertible notes, net of deferred taxes, reducing accumulated deficit by
$616, increasing the carrying value of the convertible notes by $4,088, reducing additional paid in capital by $3,682 and reducing deferred tax liabilities by
 $1,022,
 upon the implementation of Accounting Standards Update (“ASU”) 2020-06,
Debt – Debt with Conversion and Other Options
(Note 11).
The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Amounts)
1. Organization and Description of Business
WisdomTree Investments, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is an exchange traded product (“ETP”) sponsor and asset manager headquartered in New York. WisdomTree offers ETPs covering equity, commodity, fixed income, leveraged and inverse, currency, cryptocurrency and alternative strategies. The Company has the following wholly-owned operating subsidiaries:

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

•
WisdomTree Management Jersey Limited
(“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged and inverse strategies.

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

•	WisdomTree UK Limited (“WTUK”) is a United Kingdom based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.

•
WisdomTree Europe Limited
is a United Kingdom based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.

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
Investments
The Company accounts for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed in Accounting Standards Update (“ASU”)
2016-01,
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment.
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
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The Series A non-voting
convertible preferred stock (Note 12) and unvested share-based payment awards that contain non-forfeitable
rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class
method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).
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
On January 1, 2021, the Company early adopted ASU 2020-06,
Debt – Debt with Conversion and Other Options
(ASU 2020-06) under the modified retrospective approach. Under the ASU, the accounting for convertible instruments was simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments are reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception are removed and, as a result, more equity contracts will qualify for the scope exception. The ASU also simplifies the diluted earnings-per-share calculation in certain areas. Upon the adoption of this ASU, the Company reclassified the equity component related to the convertible notes, net of deferred taxes, reducing accumulated deficit by
 $616, increasing the carrying value of the convertible notes by $4,088, reducing additional paid-in
capital by $3,682 and reducing deferred tax liabilities by $1,022. These updates also reduced interest expense recognized on the Company’s convertible notes by approximately $420 per quarter
 (Note 11).
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
3. Cash and Cash Equivalents
Substantially all of the Company’s cash and cash equivalents was held at three financial institutions on June 30, 2021. Cash equivalents were approximately
 $81,536 and $660
at June 30, 2021 and December 31, 2020, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was
 $12,439 and $10,745
at June 30, 2021 and December 31, 2020, respectively. These requirements are generally satisfied by cash on hand.
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and six months ended June 30, 2021 and 2020 there were no transfers between Levels 2 and 3.

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$81,536	$81,536	$—	$—
Securities owned, at fair value
ETFs	21,623	21,623	—	—
Pass-through GSEs	35,033	14,981	20,052	—
Corporate bonds	2,150	—	2,150	—

Total	$140,342	$118,140	$22,202	$—

Non-recurring fair value measurements:
Securrency, Inc. – Series A convertible preferred stock (1)	$8,488	$—	$—	$8,488

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$226,706	$—	$—	$226,706

(1)	Fair value of $8,488 and $8,349 determined on June 9, 2021 and March 8, 2021, respectively (Note 7).

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$660	$660	$—	$—
Securities owned, at fair value
ETFs	24,165	24,165	—	—
Pass-through GSEs	8,613	—	8,613	—
Corporate bonds	2,117	—	2,117	—

Total	$35,555	$24,825	$10,730	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. (“AdvisorEngine”) – Financial interests (1)	$—	$—	$—	$—
Thesys Group, Inc. (“Thesys”) – Series Y Preferred Stock (1)	—	—	—	—

Total	$—	$—	$—	$—

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$230,137	$—	$—	$230,137

Non-recurring fair value measurements:
Convertible notes (2)	$170,191	$—	$170,191	$—

(1)
The fair value of the AdvisorEngine financial interests of $9,592 was determined on May 4, 2020, the date on which these financial interests were sold (Note 23). Thesys was written down to zero on September 30, 2020.

(2)	Fair value of $145,847 and $24,344 determined for convertible notes raised on June 16, 2020 and August 13, 2020, respectively (Note 11).
Recurring Fair Value Measurements - Methodology
Cash Equivalents (Note 3) –
These financial assets represent cash invested
 in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.
Securities Owned (Note 5)
– Securities owned are investments in ETFs, pass-through GSEs and corporate bonds. ETFs are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs and corporate bonds include consideration given to collateral characteristics and market assumptions related to yields, credit risk and timing of prepayments and are therefore generally classified as Level 2. Pass-through GSE positions invested in through a fund structure with a quoted market price on an exchange are generally classified as Level 1.
Deferred Co
nsideration (Note 9)
– Deferred consideration represents the present value of an obligation to pay gold into perpetuity.
The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deferred consideration (Note 9)
Beginning balance	$227,146	$175,300	$230,137	$173,024
Net realized losses/(gains) (1)	4,314	4,063	8,584	7,823
Net unrealized losses/(gains) (2)	(497)	23,358	(3,329)	25,556
Settlements	(4,257)	(3,937)	(8,686)	(7,619)

Ending balance	$226,706	$198,784	$226,706	$198,784

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.

(2)	Recorded as gain/(loss) on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.

5. Securities Owned
These securities consist of the following:

	June 30, 2021	December 31, 2020
Securities Owned
Trading securities	$58,806	$34,895

The Company recognized net trading gains and losses on securities owned that were still held at the reporting dates of ($272) and $324 during the three months ended June 30, 2021 and 2020, respectively, and ($833) and $105 during the six months ended June 30, 2021 and 2020, respectively.
The Company had no AFS debt securities at June 30, 2021 and December 31, 2020.
6. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	June 30, 2021	December 31, 2020
Debt instruments: Pass-through GSEs (amortized cost)	$370	$451

During the six months ended June 30, 2021 and 2020, the Company received proceeds of $77 and $16,365, respectively, from held-to-maturity
securities maturing or being called prior to maturity.
The following table summarizes unrealized gains, losses and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	June 30, 2021	December 31, 2020
Cost/amortized cost	$370	$451
Gross unrealized gains	18	30
Gross unrealized losses	(1)	(12)

Fair value	$387	$469

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	June 30, 2021	December 31, 2020
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	—	—
Due over ten years	370	451

Total	$370	$451

7. Investments
The following table sets forth the Company’s investments:

	June 30, 2021		December 31, 2020
	Carrying Value	Cost	Carrying Value	Cost
Securrency, Inc. – Series A convertible preferred stock	$8,488	$8,112	$8,112	$8,112
Securrency, Inc. – Series B convertible preferred stock	5,500	5,500	—	—

Subtotal – Securrency, Inc.	$13,988	$13,612	$8,112	$8,112
Onramp Invest, LLC – Simple Agreement for Future Equity	250	250	—	—

	$14,238	$13,862	$8,112	$8,112

Securrency, Inc. – Preferred Stock
The Company owns approximately 22% (or 18% on a fully-diluted basis) of the capital stock of Securrency, Inc. (“Securrency”), a leading developer of institutional-grade blockchain-based financial and regulatory technology, issued as a result of strategic investments totaling $13,612. In consideration of such investments, the Company received 5,178,488 shares of Series A convertible preferred stock (“Series A Shares”) and 2,004,665 shares of Series B convertible preferred stock (“Series B Shares”). The Series B Shares contain a liquidation preference that is pari passu with shares of Series B-1 convertible preferred stock (which are substantially the same as the Series B Shares except that they have limited voting rights) and senior to that of the holders of the Series A Shares, which are senior to the holders of common stock. Otherwise, the Series A Shares and Series B Shares have substantially the same terms, are convertible into common stock at the option of the Company and contain various rights and protections including a non-cumulative
6.0% dividend, payable if and when declared by the board of directors of Securrency. In addition, the Series A Shares and Series B Shares (together with the Series
B-1
convertible preferred stock) are separately redeemable, with respect to all of the shares outstanding of the applicable series of preferred stock (subject to certain regulatory restrictions of certain investors), for the original issue price thereof, plus all declared and unpaid dividends, upon approval by holders of at least 60% of the Series A Shares (at any time on or after December 31, 2029) and 90% of the Series B Shares (at any time on or after March 31, 2031).
The investment is accounted for under the measurement alternative prescribed in ASU 2016-01, as it does not have a readily determinable fair value and is not considered to be in-substance common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. During the three and six months ended June 30, 2021, the Company recognized a gain of
 $139 and $376, respectively, on its Series A Shares, which were re-measured
to fair value upon the issuance of Securrency’s Series B Shares. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value is allocated across the capital structure using the Black-Scholes option pricing model.
The table below presents the inputs used in backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

	Inputs
	June 9, 2021	March 8, 2021
Expected volatility	50%	55%
Time to exit (in years)	4.75	5
There was no impairment recognized during the three and six months ended June 30, 2020 based upon a qualitative assessment.
Onramp Invest, LLC
In June 2021, the Company invested $250

in Onramp Invest, LLC (“Onramp”), a technology company that provides access to cryptoassets for registered investment advisers. In consideration for its investment, the Company holds a Simple Agreement for Future Equity (“SAFE”)
,
which provides the Company with the right to be issued certain shares of Onramp’s preferred stock in connection with Onramp’s future equity financing for preferred stock, at a
 20%
discount to the price per share issued in connection with such equity financing, subject to a pre-determined valuation cap. The preferred stock is issuable upon the occurrence of such preferred equity financing, which would occur after Onramp’s conversion to a corporation.
The investment is accounted for under the measurement alternative prescribed in ASU 2016-01, as it does not have a readily determinable fair value and is not considered to be in-substance common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three and six months ended June 30, 2021 based upon a qualitative assessment.

8. Fixed Assets, net
The following table summarizes fixed assets:

	June 30, 2021	December 31, 2020
Equipment	$3,039	$2,836
Furniture and fixtures	2,225	2,225
Leasehold improvements	11,027	11,012
Less: accumulated depreciation and amortization	(9,044)	(8,494)

Total	$7,247	$7,579

9. Deferred Consideration
Deferred consideration represents an obligation the Company assumed in connection with its acquisition of the European exchange-traded commodity, currency and leveraged and inverse business of ETFS Capital Limited (“ETFS Capital”) which occurred on April 11, 2018 (“ETFS Acquisition”). The obligation is for fixed payments to ETFS Capital of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to
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
The Company determined the present value of the deferred consideration of $226,706 and $230,137 at June 30, 2021 and December 31, 2020 using the following assumptions:

	June 30, 2021	December 31, 2020
Forward-looking gold price (low) – per ounce	$1,772	$1,903
Forward-looking gold price (high) – per ounce	$2,927	$2,662
Forward-looking gold price (weighted average) – per ounce	$2,109	$2,117
Discount rate	9.0%	9.0%
Perpetual growth rate	1.4%	0.9%
The forward-looking gold prices at June 30, 2021 were extrapolated from the last observable CMX exchange price (beyond 2026) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. The perpetual growth rate was determined based upon the increase in observable forward-looking gold prices through 2027. This obligation is classified as Level 3 as the discount rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in spot gold prices, forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $16,101 and $17,374 and long-term amounts payable were $210,605 and $212,763, respectively, at June 30, 2021 and December 31, 2020, respectively.
During the three and six months ended June 30, 2021 and 2020, the Company recognized the following in respect of deferred consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Contractual gold payments	$4,314	$4,063	$8,584	$7,823
Contractual gold payments – gold ounces paid	2,375	2,375	4,750	4,750
Gain/(loss) on revaluation of deferred consideration – gold payments (1)	$497	$(23,358)	$3,329	$(25,566)

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

10. Former Credit Facility
On June 16, 2020, the Company terminated its former credit facility by repaying $174,000 that was outstanding under its term loan and terminating the revolver. A loss on extinguishment of debt of $2,387 was recognized, which represented the write-off of the remaining unamortized issuance costs.
Interest expense recognized on the former credit facility during the three and six months ended June 30, 2020 was $1,667 and $4,086, respectively.
11. Convertible Notes
On June 14, 2021, the Company issued and sold $150,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2026
(the “2021 Notes”) pursuant to an indenture dated June 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”).
On June 16, 2020, the Company issued and sold $150,000 in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “June 2020 Notes”) pursuant to an indenture dated June 16, 2020, between the Company and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A. On August 13, 2020, the Company issued and sold $25,000 in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 at a price equal to 101% of the principal amount thereof, plus interest deemed to have accrued since June 16, 2020, and constitute a further issuance of, and form a single series with, the Company’s June 2020 Notes
(the “August 2020 Notes” and
 together with the June 2020 Notes, the “2020 Notes”).
After the issuance of the 2021 Notes (and together with the 2020 Notes, the “Convertible Notes”), the Company had $325,000 aggregate principal amount of Convertible Notes outstanding.
Key terms of the Convertible Notes are as follows:

	2021 Notes	2020 Notes
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	June 15, 2023
Interest rate	3.25%	4.25%
Conversion price	$11.04	$5.92
Conversion rate	90.5797	168.9189
Redemption price	$14.35	$7.70

•	Interest rate : Payable semiannually in arrears on June 15 and December 15 of each year.

•
Conversion price
: Convertible at an initial conversion rate of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price as disclosed in the table above).

•
Conversion
:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026 and March 15, 2023 in respect of the 2021 Notes and 2020 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after March 15, 2026 and March 15, 2023 in respect of the 2021 Notes and 2020 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

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

•
Redemption price:
The Company may redeem for cash all or any portion of the notes, at its option, on or after June 20, 2026 and June 20, 2023 in respect of the 2021 Notes and 2020 Notes, respectively, and on or prior to the
55
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

•
Conversion rate increase in certain customary circumstances
: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 144.9275 shares and 270.2702 shares of the Company’s common stock per $1,000 principal amount of the 2021 Notes and 2020 Notes, respectively (the equivalent of 69,036,410 shares of the Company’s common stock), subject to adjustment.

•
Seniority and Security
: The 2021 Notes and 2020 Notes rank equal in right of payment, and are the Company’s senior unsecured obligations, but are subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Series A Non-Voting Convertible Preferred Stock (Note 12).

The indentures contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes outstanding may declare the entire principal amount of all the Convertible Notes to be repurchased, plus any accrued special interest, if any, to be immediately due and payable.
The following table provides a summary of the carrying value of the Convertible Notes at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	2021 Notes	2020 Notes	Total
Principal amount	$150,000	$175,000	$325,000	$175,000
Plus: Premium	—	250	250	250

Gross proceeds	150,000	175,250	325,250	175,250
Less: Unamortized discount (1)	—	—	—	(4,207)
Less: Unamortized issuance costs (1)	(4,257)	(3,657)	(7,914)	(4,397)

Carrying amount	$145,743	$171,593	$317,336	$166,646

Effective interest rate (2)	3.83%	5.30%	4.62%	6.29%

(1)
Unamortized discount was reduced by $4,207 and unamortized issuance costs increased by $119 upon the early adoption of ASU
2020-06
on January 1, 2021. The discount previously arose from the bifurcation of the conversion option which occurred prior to the adoption of ASU
2020-06.
The unamortized issuance costs are reported net of the unamortized premium.

(2)
Includes amortization of the issuance costs and premium. The effective interest rate prior to January 1, 2021 also included amortization of the discount arising from the bifurcation of the conversion option.

On January 1, 2021, the Company early adopted ASU
2020-06,
which simplified the accounting for convertible instruments by providing for such instruments being reported as a single liability (applicable to the convertible notes) or equity with no separate accounting for the embedded conversion features unless the conversion feature meets the criteria for accounting under the substantial premium model or does not qualify for a derivative scope exception. Previously, convertible instruments were required to be separated into their liability and equity components by allocating the issuance proceeds to each of those components. The discount arising from the recognition of the equity component was amortized as interest expense over the life of the 2020 Notes.
Interest expense on the Convertible Notes during the three and six months ended June 30, 2021 was
 $2,567 and $4,863,
respectively. Interest expense on the 2020 Notes during the three and six months ended June 30, 2020 was
 $377. Interest payable of $588 and $342 at June 30, 2021 and December 31, 2020 is included in accounts payable and other liabilities on the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $356,602 at June 30, 2021. The if-converted
value of the 2020 Notes was $183,277 at June 30, 2021. The
if-converted
value of the 2021 Notes did not exceed the principal amount at June 30, 2021.
12. Preferred Shares
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
The following is a summary of the Preferred Share balance:

	June 30, 2021	December 31, 2020
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

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
Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Preferred Shares was $97,549 and $72,667 at June 30, 2021 and December 31, 2020, respectively.
The carrying amount of the Preferred Shares was not adjusted as it was not probable that the Preferred Shares would become redeemable.
13. Leases
The Company has entered into operating leases for its corporate headquarters and other office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$643	$790	$1,340	$1,588
Short-term lease cost	259	300	554	642

Total lease cost	$902	$1,090	$1,894	$2,230

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$740	$919	$1,658	$1,845

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	8.4	9.0	8.4	9.0

Weighted-average discount rate – operating leases	6.3%	6.3%	6.3%	6.3%

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
right-of-use
asset and lease liability.
During the six months ended June 30, 2021, the Company recognized an impairment charge of $303 resulting from the derecognition of a right-of-use
asset upon exiting its London office in February 2021, as well as costs incurred to restore the office space to its original condition.
The following table discloses future minimum lease payments at June 30, 2021 with respect to the Company’s operating lease liabilities:

Remainder of 2021	$1,646
2022	3,326
2023	3,158
2024	3,037
2025	3,148
2026 and thereafter	11,457

Total future minimum lease payments (undiscounted)	$25,772

The following table reconciles the future minimum lease payments (disclosed above) at June 30, 2021 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheet:

Amounts recognized in the Company’s Consolidated Balance Sheet
Lease liability – short term	$3,326
Lease liability – long term	16,920

Subtotal	20,246
Difference between undiscounted and discounted cash flows	5,526

Total future minimum lease payments (undiscounted)	$25,772

14. Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.
Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP
In December 2020, WMAI, WTMAML, WTUK and WisdomTree Ireland Limited were served with a writ of summons to appear before the Court of Milan, Italy, and in January 2021, WTUK was served with a writ of summons to appear before the Court of Udine, Italy. Investors had filed actions seeking approximately €9,000 ($10,715), in the aggregate, resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.
The Company is currently assessing these claims and an accrual has not been made with respect to these matters at June 30, 2021 and December 31, 2020.

15. Variable Interest Entities
VIEs are entities with any of the following characteristics: (i) the entity does not have enough equity to finance its activities without additional financial support; (ii) the equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive
voting rights.
Consolidation of a VIE is required for the party deemed to be the primary beneficiary, if any. The primary beneficiary is the party who has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. The Company is not the primary beneficiary of the entities in which it has a variable interest as it does not have the power to direct the activities that most significantly impact the entity’s economic performance. Such power is conveyed through the entities’ boards of directors and the Company does not have control over the boards.
The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	June 30, 2021	December 31, 2020
Carrying Amount – Assets (Securrency)
Preferred stock – Series A Shares	$8,488	$8,112
Preferred stock – Series B Shares	5,500	—

Subtotal - Securrency	$13,988	$8,112
Carrying Amount – Assets (Onramp)
SAFE	250	—

Total (Note 7)	$14,238	$8,112

Maximum exposure to loss	$14,238	$8,112

16. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from contracts with customers:
Advisory fees	$75,997	$57,208	$147,613	$120,158
Other	1,606	918	2,820	1,842

Total operating revenues	$77,603	$58,126	$150,433	$122,000

The Company recognizes revenues from contracts with customers when the performance obligation is satisfied, which is when the promised services are transferred to the customer. A service is considered to be transferred when the customer obtains control, which is represented by the transfer of rights with regard to the service. Transfer of control happens either over time or at a point in time. When a performance obligation is satisfied over time, an entity is required to select a single method of measuring progress for each performance obligation that depicts the entity’s performance in transferring control of services to the customer.
Substantially all the Company’s revenues from contracts with customers are derived primarily from investment advisory agreements with related parties (Note 17). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.
There are no contract assets or liabilities that arise in connection with the recognition of advisory fee revenue. In addition, there are no costs incurred to obtain or fulfill the contracts with customers, all of which are investment advisory agreements with related parties.

Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from contracts with customers:
United States	$44,522	$31,629	$85,221	$71,499
Jersey	30,640	25,641	60,630	48,166
Ireland	2,441	856	4,582	1,970
Canada (Note 23)	—	—	—	365

Total operating revenues	$77,603	$58,126	$150,433	$122,000

17. Related Party Transactions
The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. WisdomTree ETFs and WisdomTree UCITS ETFs. The Board of Trustees and Board of Directors (including certain officers of the Company) of the related parties are primarily responsible for overseeing the management and affairs of the entities for the benefit of their stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution
services, excluding extraordinary expenses, taxes and certain other expenses, which are included in fund management and administration on the Company’s Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ average daily net assets. A majority of the independent members of the Board of Trustees are required to annually approve the advisory agreements of the U.S. WisdomTree ETFs and these agreements may be terminated by the Board of Trustees upon notice.
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
Receivable from WTT	$15,079	$13,030
Receivable from ManJer Issuers	13,374	11,693
Receivable from WMAI and WTI	3,226	2,125
Receivable from WTCS	—	36

Total	$31,679	$26,884

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advisory services provided to WTT	$44,442	$31,389	$84,978	$70,990
Advisory services provided to ManJer Issuers	26,893	23,670	53,938	43,928
Advisory services provided to WMAI and WTI	4,662	2,014	8,697	4,542
Advisory services provided to WTAMC	—	—	—	365
Advisory services provided to WTCS	—	135	—	333

Total	$75,997	$57,208	$147,613	$120,158

The Company also has investments in certain WisdomTree ETFs of approximately $21,330 and $23,932 at June 30, 2021 and December 31, 2020, respectively. Net gains and losses related to trading WisdomTree ETFs during the three months ended June 30, 2021 and 2020 were
 $167 and $298,
respectively, and during the six months ended June 30, 2021 and 2020 were
 ($217) and $8, respectively, which are recorded in other gains and losses, net.
18. Stock-Based Awards
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

•  If the relative TSR is above the 25
th
percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50 th
percentile and capped at 200% of the target number of PRSUs granted for performance at the 85 th
percentile (or 100
th
percentile for grants made during 2019 and 2020).

•  If the Company’s TSR is negative, the target number of PRSUs vesting is capped at
100
% regardless of the relative TSR percentile.

Stock-based compensation expense during the three months ended June 30, 2021 and 2020 was $2,121 and $2,920, respectively, and during the six months ended June 30, 2021 and 2020 was $5,264 and $6,159, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2021
	Unrecognized Stock-Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors	$13,513	1.70
A summary of stock-based compensation award activity during the three months ended June 30, 2021 is as follows:

	Stock Options	RSAs	RSUs	PRSUs
Balance at April 1, 2021	115,000	3,830,801	53,661	598,355
Granted	—	93,750	—	—
Exercised/vested	(67,500)	(653,936)	—	—
Forfeitures	—	(226,667)	(452)	(47,669)

Balance at June 30, 2021	47,500	3,043,948	53,209	550,686

19. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings/(loss) per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings/(Loss) per Share	2021	2020	2021	2020
Net income/(loss)	$17,630	$(13,250)	$32,777	$(21,888)
Less: Income distributed to participating securities	(538)	(552)	(1,096)	(1,107)
Less: Undistributed income allocable to participating securities	(1,394)	—	(2,550)	—

Net income/(loss) available to common stockholders – Basic EPS	$15,698	$(13,802)	$29,131	$(22,995)
Weighted average common shares (in thousands)	145,542	151,623	145,652	152,071

Basic earnings/(loss) per share	$0.11	$(0.09)	$0.20	$(0.15)

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted Earnings/(Loss) per Share	2021	2020	2021	2020
Net income/(loss) available to common stockholders	$15,698	$(13,802)	$29,131	$(22,995)
Add back: Undistributed income allocable to participating securities	1,394	—	2,550	—
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(1,367)	—	(2,529)	—

Net income/(loss) available to common stockholders – Diluted EPS	$15,725	$(13,802)	$29,152	$(22,995)

Weighted Average Diluted Shares (in thousands) :
Weighted average common shares	145,542	151,623	145,652	152,071
Dilutive effect of common stock equivalents, excluding participating securities	3,272	—	1,352	—

Weighted average diluted shares, excluding participating securities (in thousands)	148,814	151,623	147,004	152,071

Diluted earnings/(loss) per share	$0.11	$(0.09)	$0.20	$(0.15)

Diluted earnings/(loss) per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the three and six months ended June 30, 2020, there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive non-participating
common stock equivalents were 55 and 358 during the three months ended June 30, 2021 and 2020, respectively,
and 130 and 441 during the six months ended June 30, 2021 and 2020, respectively (shares herein are reported in thousands).
Potential common shares associated with the conversion option embedded in the Convertible Notes for the three and six months ended June 30, 2021 were 3,019 and 1,191, respectively (shares herein are reported in thousands). There were no potential common shares included in weighted average diluted shares for the three and six months ended June 30, 2020 as the Company’s average stock price during those respective periods was lower than the conversion price.
The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Three Months Ended June 30,			Six Months Ended June 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2021	2020		2021	2020
Weighted average diluted shares as disclosed on the consolidated statements of operations	164,855	151,623	(1)	163,062	152,071	(1)
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 12)	(14,750)	—		(14,750)	—
Potentially dilutive restricted stock awards	(1,291)	—		(1,308)	—

Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	148,814	151,623		147,004	152,071

(1)
Excludes 15,011 participating securities and zero potentially dilutive common stock equivalents for the three months ended June 30, 2020 and 14,991 participating securities and 8 potentially dilutive common stock equivalents for the six months ended June 30, 2020, as the Company reported a net loss for the period (shares herein are reported in thousands).

20. Income Taxes
Effective Income Tax Rate – Three and Six Months Ended June 30, 2021
The Company’s effective income tax rate during the three months ended June 30, 2021 of 19.5% resulted in income tax expense of $4,259. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a lower tax rate on foreign earnings.
The Company’s effective income tax rate for the six months ended June 30, 2021 of 6.5% resulted in income tax expense of $2,290. The effective income tax rate differs from the federal statutory rate of 21% primarily due to a $5,171 reduction in unrecognized tax benefits, a lower tax rate on foreign earnings and a non-taxable
gain on revaluation of deferred consideration. These items were partly offset by tax shortfalls associated with the vesting and exercise of stock-based compensation and state and local taxes.

Effective Income Tax Rate – Three and Six Months Ended June 30, 2020
The Company’s effective income tax rate during the three months ended June 30, 2020 of 5.7% resulted in an income tax benefit of $804. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a non-deductible
loss on revaluation of deferred consideration. This loss was partly offset by a tax benefit of $2,842 recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from the Company’s debt previously held in the United Kingdom and a lower tax rate on foreign earnings.
The Company’s effective income tax rate for the six months ended June 30, 2020 of 12.7% resulted in an income tax benefit of $3,175. The effective income tax rate differs from the federal statutory rate of 21% primarily due to a valuation allowance on capital losses, a non-deductible
loss on revaluation of deferred consideration and tax shortfalls associated with the vesting and exercise of stock-based compensation awards. These items were partly offset by a $5,981 reduction in unrecognized tax benefits, a $2,877 non-taxable
gain recognized upon sale of the Canadian ETF business in the first quarter of 2020, a tax
 benefit of $2,842
recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from the Company’s debt previously held in the United Kingdom and a lower tax rate on foreign earnings.
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Deferred tax assets:
Capital losses	$16,596	$16,596
Operating lease liabilities	4,747	4,953
Accrued expenses	2,234	3,507
NOLs – Foreign	2,093	2,167
Goodwill and intangible assets	1,371	1,466
Interest carryforwards	1,349	2,235
Stock-based compensation	672	1,922
NOLs – U.S.	382	510
Outside basis differences	122	122
Other	382	111

Deferred tax assets	29,948	33,589

Deferred tax liabilities:
Right of use assets – operating leases	3,767	3,927
Fixed assets and prepaid assets	1,224	1,261
Foreign currency translation adjustment	387	293
Unremitted earnings – International subsidiaries	131	138
Allocated equity component of convertible notes	—	1,022

Deferred tax liabilities	5,509	6,641

Total deferred tax assets less deferred tax liabilities	24,439	26,948
Less: valuation allowance	(18,811)	(18,885)

Deferred tax assets, net	$5,628	$8,063

Net Operating and Capital Losses – U.S
.
The Company’s tax effected net operating losses (“NOLs”) at June 30, 2021 were $382 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses were $16,596 at June 30, 2021 and December 31, 2020. These capital losses expire between the years 2023 and 2025.
Net Operating Losses – International
One of the Company’s European subsidiary’s generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $2,093 and $2,167 at June 30, 2021 and December 31, 2020, respectively.

Valuation Allowance
The Company’s valuation allowance has been established on its net capital losses, international net operating losses and outside basis differences, as it is more-likely-than-not that these deferred tax assets will not be realized.
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
In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits during the three and six months ended June 30, 2021:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2021	$27,016	$21,850	$5,166
Decrease - Lapse of statute of limitations (1)	(5,171)	(3,559)	(1,612)
Increases	39	—	39
Foreign currency translation (2)	338	273	65

Balance at March 31, 2021	$22,222	$18,564	$3,658
Increases	40	—	40
Foreign currency translation (2)	165	138	27

Balance at June 30, 2021	$22,427	$18,702	$3,725

(1)
Recorded as an income tax benefit of $5,171 during the six months ended June 30, 2021, along with an equal and offsetting amount recorded in other gains and losses, net, to recognize a reduction in the indemnification asset. During the six months ended June 30, 2020, an income tax benefit of $5,981 was recorded along with an equal and offsetting amount in other gains and losses, net.

(2)	The gross unrecognized tax benefits were accrued in British pounds .
The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims, for which an amount is being held in escrow. ETFS Capital has also agreed to provide additional collateral by maintaining a minimum working capital balance up to a stipulated amount.
The gross unrecognized tax benefits and interest and penalties totaling $22,427 at June 30, 2021 are included in other non-current
liabilities on the Consolidated Balance Sheets. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $7,152 (including interest and penalties of $2,064) in the next 12 months upon lapsing of the statute of limitations.
At June 30, 2021, there were $22,427 of unrecognized tax benefits (including interest and penalties) that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
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
The Company is not currently under audit in any other income tax jurisdictions. As of June 30, 2021, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2016.
Undistributed Earnings of Foreign Subsidiaries
ASC
740-30
Income Taxes
, provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $131 and $138 at June 30, 2021 and December 31, 2020, respectively.

21. Shares Repurchased
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
During the three and six months ended June 30, 2021, the Company repurchased 4,630,733 and 5,120,496 shares of its common stock, respectively, under this program for an aggregate cost of $31,876 and $34,506, respectively.
During the three and six months ended June 30, 2020, the Company repurchased 6,738,313 and 7,123,712 shares of its common stock, respectively, under this program for an aggregate cost of $24,949 and $26,444, respectively.
Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records. As of June 30, 2021, $17,685 remained under this program for future repurchases.
22. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2021	$85,856
Changes	—

Balance at June 30, 2021	$85,856

Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the United Kingdom. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets (Indefinite-Lived)
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2021	$601,247
Changes	—

Balance at June 30, 2021	$601,247

ETFS
In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.
23. Contingent Payments
The Company recognizes contingent payments when the contingency is resolved and the gain is realized.
AdvisorEngine – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine. The fair value of upfront consideration paid to the Company was $9,592. Consideration also included contingent payments totaling up to $10,408 which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. No value has been ascribed to these contingent payments at June 30, 2021 and December 31, 2020.
During the six months ended June 30, 2020, the Company recognized an impairment of $19,672 to adjust the carrying value of its previously held financial interests in AdvisorEngine to fair value. During the three and six months ended June 30, 2020, the Company subsequently recognized a gain of $868 arising from an adjustment to the estimate fair value of consideration received. These fair value adjustments were based upon the final sale terms as disclosed above.

Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WTAMC to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and will receive additional cash consideration of CDN $2,000 to $8,000, depending on the achievement of certain AUM growth targets over the next three years. The Company recorded CDN $2,000 in other receivables on the Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020.

In connection with this sale, the Company recognized a gain of $2,877 during the six months ended June 30, 2020 which was recorded in other gains and losses, net on the Consolidated Statements of Operations. This gain represents the difference between the minimum cash consideration payable to the Company and the carrying value of WTAMC’s net assets upon disposition.
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
Executive Summary
Introduction
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $73.9 billion globally as of June 30, 2021. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
Our family of ETPs includes products that track our own indexes, third-party indexes and market prices of commodities. We also offer actively managed products. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. We distribute our products through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. Our sales efforts are not primarily directed towards the retail segment but rather are directed towards financial advisers that act as intermediaries between the end-client
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
Through our operating subsidiaries, we provide investment advisory and other management services to our ETPs collectively offering products covering equity, commodity, fixed income, leveraged and inverse, currency, cryptocurrency and alternative strategies. In exchange for providing these services, we receive advisory fee revenues based on a percentage of the ETPs’ average daily AUM. Our expenses are predominantly related to selling, operating and marketing our products. We have contracted with third parties to provide certain operational services for the ETPs.
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
Digital Assets – Developments
We are executing on our digital assets initiative and have made meaningful advancements. We filed for the WisdomTree Bitcoin Trust (the approval for stock exchange listing has recently been delayed), the WisdomTree Ethereum Trust and the WisdomTree Digital Short-Term Treasury Fund with the SEC, among other regulatory and product related digital asset advancements which we expect to communicate in the future. We cross-listed our European-domiciled WisdomTree Bitcoin ETP, or BTCW, in Germany, appointed Coinbase Custody as a custodian and received approval to passport BTCW in the European Union, or EU, allowing for a wider audience to access and invest in the product. We launched a physically backed Ethereum ETP in Europe, which is also passported across the EU. We also recently invested in Securrency, Inc.’s Series B funding round, as we believe their team is uniquely suited to lead in blockchain-based financial and regulatory technology going forward. These initiatives were undertaken in our pursuit to establish ourselves as a leader in this space.

Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income, leveraged and inverse, currency, cryptocurrency and alternative strategies. The chart below sets forth the asset mix of our ETPs at June 30, 2020, March 31, 2021 and June 30, 2021:

Market Environment
During the second quarter of 2021, global equity markets advanced upon the acceleration of the rollout of
COVID-19
vaccines. Rebounds in economic activity contributed to inflationary concerns and lower government bond yields. Gold prices also increased modestly during the quarter.
The S&P 500 rose 8.6%, MSCI EAFE (local currency) rose 5.0%, MSCI Emerging Markets Index (U.S. dollar) rose 5.1%, and gold prices rose 4.3% during the second quarter of 2021. In addition, the European and Japanese equities markets both appreciated with the MSCI EMU Index and MSCI Japan Index increasing 6.2% and 0.2%, respectively, in local currency terms for the quarter. Also, the U.S. dollar weakened 1.4%, 0.7% and 0.2% versus the euro, British pound and Japanese yen, respectively, during the quarter.
U.S. listed ETF Industry Flows
U.S. listed ETF industry net flows for the three months ended June 30, 2021 were $220.3 billion. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar

European ETP Industry Flows
European ETP industry net flows were $52.5 billion for the three months ended June 30, 2021. Equities and fixed income gathered the majority of those flows.

Source: Morningstar
Our Operating and Financial Results
We operate as an ETP sponsor and asset manager providing investment advisory services globally through our subsidiaries in the United States and Europe.
U.S. Listed ETFs
Our U.S. listed ETFs’ AUM increased from $42.2 billion at March 31, 2021 to $45.1 billion at June 30, 2021 due to market appreciation and net inflows.

European Listed ETPs
Our European listed ETPs’ AUM increased from $27.4 billion at March 31, 2021 to $28.8 billion at June 30, 2021 due to market appreciation.

Consolidated Operating Results
The following table sets forth our revenues and net income/(loss) for the most recent five quarters:

•
Revenues
– We recorded operating revenues of $77.6 million during the three months ended June 30, 2021, up 33.5% from the three months ended June 30, 2020 due to higher average global AUM arising from market appreciation and net inflows.

•
Operating Expenses
– Total operating expenses increased 16.4% from the three months ended June 30, 2020 to $53.9 million primarily due to higher incentive compensation and headcount, fund management and administration costs, marketing expenses, third-party distribution fees and professional fees.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration – gold payments, impairments and other gains and losses. For the three months ended June 30, 2021 and 2020, the gains/(losses) on revaluation of deferred consideration – gold payments were $0.5 million and ($23.4) million, respectively.

•
Net income/(loss)
– We reported net income of $17.6 million during the three months ended June 30, 2021, compared to a net loss of ($13.3) million during the three months ended June 30, 2020. The change in net income/(loss) was impacted by the change in revenue and expenses described above and a favorable change related to the revaluation of deferred consideration – gold payments of $23.9 million.

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
GLOBAL ETPs (in millions)
Beginning of period assets	$69,537	$67,392	$50,347	$67,392	$63,615
Assets sold	—	—	—	—	(778)
Inflows/(outflows)	931	1,279	126	2,210	(410)
Market appreciation/(depreciation)	3,484	866	7,489	4,350	(4,445)
Fund closures	(4)	—	(296)	(4)	(316)

End of period assets	$73,948	$69,537	$57,666	$73,948	$57,666

Average assets during the period	$73,658	$69,589	$55,746	$71,623	$57,943
Average ETP advisory fee during the period	0.41%	0.42%	0.41%	0.42%	0.42%
Revenue days	91	90	91	181	182
Number of ETPs—end of period	318	313	311	318	311

U.S. LISTED ETFs (in millions)
Beginning of period assets	$42,163	$38,517	$28,920	$38,517	$40,600
Inflows/(outflows)	1,130	1,343	(1,474)	2,473	(2,747)
Market appreciation/(depreciation)	1,836	2,303	4,030	4,139	(6,367)
Fund closures	—	—	(114)	—	(124)

End of period assets	$45,129	$42,163	$31,362	$45,129	$31,362

Average assets during the period	$44,183	$40,706	$30,651	$42,444	$33,802
Average ETF advisory fee during the period	0.40%	0.40%	0.41%	0.40%	0.42%
Number of ETFs – end of the period	73	68	67	73	67

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$27,374	$28,875	$21,427	$28,875	$23,015
Assets sold	—	—	—	—	(778)
Inflows/(outflows)	(199)	(64)	1,600	(263)	2,337
Market appreciation/(depreciation)	1,648	(1,437)	3,459	211	1,922
Fund closures	(4)	—	(182)	(4)	(192)

End of period assets	$28,819	$27,374	$26,304	$28,819	$26,304

Average assets during the period	$29,475	$28,883	$25,095	$29,179	$24,141
Average ETP advisory fee during the period	0.43%	0.44%	0.41%	0.43%	0.41%
Number of ETPs—end of period	245	245	244	245	244

PRODUCT CATEGORIES (in millions)

Commodity & Currency
Beginning of period assets	$23,657	$25,879	$19,818	$25,879	$20,074
Inflows/(outflows)	(318)	(660)	1,308	(978)	1,895
Market appreciation/(depreciation)	1,433	(1,562)	3,120	(129)	2,277

End of period assets	$24,772	$23,657	$24,246	$24,772	$24,246

Average assets during the period	$25,577	$25,296	$23,048	$25,437	$21,723

U.S. Equity
Beginning of period assets	$20,019	$18,367	$12,151	$18,367	$17,732
Inflows/(outflows)	199	218	(241)	417	(526)
Market appreciation/(depreciation)	1,076	1,434	2,087	2,510	(3,209)

End of period assets	$21,294	$20,019	$13,997	$21,294	$13,997

Average assets during the period	$20,989	$19,320	$13,324	$20,154	$14,672

Emerging Market Equity
Beginning of period assets	$10,477	$8,539	$4,600	$8,539	$6,400
Inflows/(outflows)	529	1,662	(25)	2,191	44
Market appreciation/(depreciation)	511	276	838	787	(1,031)

End of period assets	$11,517	$10,477	$5,413	$11,517	$5,413

Average assets during the period	$11,010	$9,875	$5,131	$10,443	$5,525

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020

International Developed Market Equity
Beginning of period assets	$9,991	$9,414	$8,659	$9,414	$13,011
Inflows/(outflows)	397	17	(965)	414	(2,062)
Market appreciation/(depreciation)	405	560	1,145	965	(2,110)

End of period assets	$10,793	$9,991	$8,839	$10,793	$8,839

Average assets during the period	$10,529	$9,796	$8,780	$10,162	$10,117

Fixed Income
Beginning of period assets	$3,261	$3,324	$3,527	$3,324	$3,585
Inflows/(outflows)	168	10	(53)	178	(32)
Market appreciation/(depreciation)	28	(73)	56	(45)	(23)

End of period assets	$3,457	$3,261	$3,530	$3,457	$3,530

Average assets during the period	$3,354	$3,253	$3,523	$3,303	$3,588

Leveraged & Inverse
Beginning of period assets	$1,521	$1,478	$896	$1,478	$1,138
Inflows/(outflows)	(2)	(5)	311	(7)	323
Market appreciation/(depreciation)	173	48	138	221	(116)

End of period assets	$1,692	$1,521	$1,345	$1,692	$1,345

Average assets during the period	$1,666	$1,555	$1,164	$1,611	$1,152

Cryptocurrency
Beginning of period assets	$377	$168	$5	$168	$1
Inflows/(outflows)	8	36	8	44	13
Market appreciation/(depreciation)	(156)	173	2	17	1

End of period assets	$229	$377	$15	$229	$15

Average assets during the period	$300	$264	$11	$282	$7

Alternatives
Beginning of period assets	$227	$214	$244	$214	$358
Inflows/(outflows)	(44)	—	(29)	(44)	(95)
Market appreciation/(depreciation)	11	13	10	24	(38)

End of period assets	$194	$227	$225	$194	$225

Average assets during the period	$228	$223	$226	$225	$277

Closed ETPs
Beginning of period assets	$7	$9	$447	$9	$1,316
Assets sold	—	—	—	—	(778)
Inflows/(outflows)	(6)	1	(188)	(5)	30
Market appreciation/(depreciation)	3	(3)	93	—	(196)
Fund closures	(4)	—	(296)	(4)	(316)

End of period assets	$—	$7	$56	$—	$56

Average assets during the period	$5	$7	$538	$6	$882

Headcount:	227	227	214	227	214
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Selected Operating and Financial Information

	Three Months Ended June 30,		Change	Percent Change
	2021	2020
Global AUM (in millions)
Average global AUM	$73,658	$55,746	$17,912	32.1%

Operating Revenues (in thousands)
Advisory fees	$75,997	$57,208	$18,789	32.8%
Other income	1,606	918	688	74.9%

Total revenues	$77,603	$58,126	$19,477	33.5%

Average Global AUM
Our average global AUM increased 32.1% from $55.7 billion at June 30, 2020 to $73.7 billion at June 30, 2021 due to market appreciation and net inflows.
Operating Revenues
Advisory fees
Advisory fee revenues increased 32.8% from $57.2 million during the three months ended June 30, 2020 to $76.0 million in the comparable period in 2021 due to higher average global AUM. Our average global advisory fee was 0.41% during both the three months ended June 30, 2020 and June 30, 2021, respectively.
Other income
Other income increased 74.9% from $0.9 million during the three months ended June 30, 2020 to $1.6 million in the comparable period in 2021 primarily due to higher fees associated with our European listed products.
Operating Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2021	2020
Compensation and benefits	$20,331	$17,455	$2,876	16.5%
Fund management and administration	16,195	14,461	1,734	12.0%
Marketing and advertising	3,594	1,949	1,645	84.4%
Sales and business development	2,159	2,181	(22)	(1.0%)
Contractual gold payments	4,314	4,063	251	6.2%
Professional fees	1,921	1,357	564	41.6%
Occupancy, communications and equipment	1,266	1,643	(377)	(22.9%)
Depreciation and amortization	256	251	5	2.0%
Third-party distribution fees	2,130	1,340	790	59.0%
Acquisition and disposition-related costs	—	33	(33)	n/a
Other	1,752	1,596	156	9.8%

Total operating expenses	$53,918	$46,329	$7,589	16.4%

	Three Months Ended June 30,
As a Percent of Revenues:	2021	2020
Compensation and benefits	26.2%	30.0%
Fund management and administration	20.9%	24.9%
Marketing and advertising	4.6%	3.3%
Sales and business development	2.8%	3.8%
Contractual gold payments	5.6%	7.0%
Professional fees	2.5%	2.3%
Occupancy, communications and equipment	1.6%	2.8%
Depreciation and amortization	0.3%	0.4%

	Three Months Ended June 30,
As a Percent of Revenues:	2021	2020
Third-party distribution fees	2.7%	2.3%
Acquisition and disposition-related costs	—	0.1%
Other	2.3%	2.8%

Total operating expenses	69.5%	79.7%

Compensation and benefits
Compensation and benefits expense increased 16.5% from $17.5 million during the three months ended June 30, 2020 to $20.3 million in the comparable period in 2021 due to higher incentive compensation and headcount. Headcount was 214 and 227 at June 30, 2020 and June 30, 2021, respectively.
Fund management and administration
Fund management and administration expense increased 12.0% from $14.5 million during the three months ended June 30, 2020 to $16.2 million in the comparable period in 2021 due to higher average global AUM.
Marketing and advertising
Marketing and advertising expense increased 84.4% from $1.9 million during the three months ended June 30, 2020 to $3.6 million in the comparable period in 2021 as our spending in the prior year period was reduced at the onset of the
COVID-19
pandemic.
Sales and business development
Sales and business development expense was essentially unchanged from the three months ended June 30, 2020.
Contractual gold payments
Contractual gold payments expense increased 6.2% from $4.1 million during the three months ended June 30, 2020 to $4.3 million in the comparable period in 2021. This expense was associated with the payment of 2,375 ounces of gold and was calculated using the average daily spot price of $1,711 and $1,816 per ounce during the three months ended June 30, 2020 and 2021, respectively.
Professional fees
Professional fees increased 41.6% from $1.4 million during the three months ended June 30, 2020 to $1.9 million in the comparable period in 2021 due to spending related to our digital assets initiative.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 22.9% from $1.6 million during the three months ended June 30, 2020 to $1.3 million in the comparable period in 2021 as we exited our London office.
Depreciation and amortization
Depreciation and amortization expense was essentially unchanged from the three months ended June 30, 2020.
Third-party distribution fees
Third-party distribution fees increased 59.0% from $1.3 million during the three months ended June 30, 2020 to $2.1 million in the comparable period in 2021 primarily due to higher fees paid to our third-party marketing agent in Latin America and higher fees for platform relationships.
Other
Other expenses were essentially unchanged from the three months ended June 30, 2020.

Other Income/(Expenses)

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2021	2020
Interest expense	$(2,567)	$(2,044)	$(523)	25.6%
Gain/(loss) on revaluation of deferred consideration – gold payments	497	(23,358)	23,855	(102.1%)
Interest income	225	119	106	89.1%
Loss on extinguishment of debt	—	(2,387)	2,387	n/a
Other gains, net	49	1,819	(1,770)	(97.3%)

Total other expenses, net	$(1,796)	$(25,851)	$24,055	(93.1%)

	Three Months Ended June 30,
As a Percent of Revenues:	2021	2020
Interest expense	(3.3%)	(3.5%)
Gain/(loss) on revaluation of deferred consideration – gold payments	0.6%	(40.2%)
Interest income	0.3%	0.2%
Loss on extinguishment of debt	—	(4.1%)
Other gains, net	0.1%	3.1%

Total other expenses, net	(2.3%)	(44.5%)

Interest expense
Interest expense increased 25.6% from $2.0 million during the three months ended June 30, 2020 to $2.6 million in the comparable period in 2021 due to a higher level of debt outstanding and a higher effective interest rate. Our effective interest rate during the three months ended June 30, 2020 and 2021 was 4.5% and 5.2%, respectively.
Gain/(loss) on revaluation of deferred consideration
We recognized a loss on revaluation of deferred consideration of ($23.4) million during the three months ended June 30, 2020 as compared to a gain of $0.5 million during the three months ended June 30, 2021. The gain in the current quarter arose due to a flattening of the forward-looking gold curve. The loss in the prior period arose due to an increase in forward-looking gold prices. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 89.1% from $0.1 million to $0.2 million due to an increase in our securities owned.
Loss on extinguishment of debt
During the three months ended June 30, 2020, we recognized a non-cash
loss on extinguishment of debt of $2.4 million arising from the acceleration of debt issuance cost amortization in connection with the termination of our former credit facility on June 16, 2020.
Other gains, net
Other gains, net were $1.8 million and $0.0 million during the three months ended June 30, 2020 and 2021, respectively. Included in other gains, net during the three months ended June 30, 2020 is a gain of $0.9 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine. Gains and losses generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income taxes
Our effective income tax rate for the three months ended June 30, 2021 of 19.5% resulted in income tax expense of $4.3 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a lower tax rate on foreign earnings.
Our effective income tax rate for the three months ended June 30, 2020 of 5.7% resulted in an income tax benefit of $0.8 million. Our effective income tax rate differs from the federal statutory tax rate of 21% due to a non-deductible
loss on revaluation of deferred consideration. This loss was partly offset by a tax benefit of $2.8 million recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from our debt previously held in the United Kingdom and a lower tax rate on foreign earnings.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Selected Operating and Financial Information

	Six Months Ended June 30,		Change	Percent Change
	2021	2020
Global AUM (in millions)
Average global AUM	$71,623	$57,943	$13,680	23.6%

Revenues (in thousands)
Advisory fees	$147,613	$120,158	$27,455	22.8%
Other income	2,820	1,842	978	53.1%

Total revenues	$150,433	$122,000	$28,433	23.3%

Average Global AUM
Our average global AUM increased 23.6% from $57.9 billion at June 30, 2020 to $71.6 billion at June 30, 2021 arising from market appreciation and net inflows.
Operating Revenues
Advisory fees
Advisory fee revenues increased 22.8% from $120.2 million during the six months ended June 30, 2020 to $147.6 million in the comparable period in 2021 due to higher average global AUM. Our average global advisory fee was 0.42% during both the six months ended June 30, 2020 and June 30, 2021, respectively.
Other income
Other income increased 53.1% from $1.8 million during the six months ended June 30, 2020 to $2.8 million in the comparable period in 2021 primarily due to higher fees associated with our European listed products.
Operating Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2021	2020
Compensation and benefits	$42,958	$34,750	$8,208	23.6%
Fund management and administration	31,716	28,946	2,770	9.6%
Marketing and advertising	6,600	4,417	2,183	49.4%
Sales and business development	4,304	5,598	(1,294)	(23.1%)
Contractual gold payments	8,584	7,823	761	9.7%
Professional fees	3,934	2,630	1,304	49.6%
Occupancy, communications and equipment	2,741	3,194	(453)	(14.2%)
Depreciation and amortization	508	507	1	0.2%
Third-party distribution fees	3,473	2,695	778	28.9%
Acquisition and disposition-related costs	—	416	(416)	n/a
Other	3,323	3,593	(270)	(7.5%)

Total operating expenses	$108,141	$94,569	$13,572	14.4%

	Six Months Ended June 30,
As a Percent of Revenues:	2021	2020
Compensation and benefits	28.6%	28.5%
Fund management and administration	21.1%	23.7%
Marketing and advertising	4.4%	3.6%
Sales and business development	2.9%	4.6%
Contractual gold payments	5.7%	6.4%

	Six Months Ended June 30,
As a Percent of Revenues:	2021	2020
Professional fees	2.6%	2.2%
Occupancy, communications and equipment	1.8%	2.6%
Depreciation and amortization	0.3%	0.4%
Third-party distribution fees	2.3%	2.2%
Acquisition and disposition-related costs	—	0.3%
Other	2.2%	3.0%

Total operating expenses	71.9%	77.5%

Compensation and benefits
Compensation and benefits expense increased 23.6% from $34.8 million during the six months ended June 30, 2020 to $43.0 million in the comparable period in 2021 due to higher incentive compensation and headcount.
Fund management and administration
Fund management and administration expense increased 9.6% from $28.9 million during the six months ended June 30, 2020 to $31.7 million in the comparable period in 2021 primarily due to higher average global AUM.
Marketing and advertising
Marketing and advertising expense increased 49.4% from $4.4 million during the six months ended June 30, 2020 to $6.6 million in the comparable period in 2021 as our spending in the prior year was reduced at the onset of the
COVID-19
pandemic.
Sales and business development
Sales and business development expense decreased 23.1% from $5.6 million during the six months ended June 30, 2020 to $4.3 million in the comparable period in 2021 primarily due to lower discretionary spending resulting from the
COVID-19
pandemic.
Contractual gold payments
Contractual gold payments expense increased 9.7% from $7.8 million during the six months ended June 30, 2020 to $8.6 million in the comparable period in 2021. This expense was associated with the payment of 4,750 ounces of gold and was calculated using the average daily spot price of $1,738 and $1,908 per ounce during the six months ended June 30, 2020 and 2021, respectively.
Professional fees
Professional fees increased 49.6% from $2.6 million during the six months ended June 30, 2020 to $3.9 million in the comparable period in 2021 due to spending related to our digital assets initiative.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 14.2% from $3.2 million during the six months ended June 30, 2020 to $2.7 million in the comparable period in 2021 as we exited our London office.
Depreciation and amortization
Depreciation and amortization expense was essentially unchanged from the six months ended June 30, 2020.
Third-party distribution fees
Third-party distribution fees increased 28.9% from $2.7 million during the six months ended June 30, 2020 to $3.5 million in the comparable period in 2021 due to higher fees paid to our third-party marketing agent in Latin America and higher fees for platform relationships.
Acquisition and disposition-related costs
Acquisition and disposition-related costs of $0.4 million during the six months ended June 30, 2020 arose due to the sale of our Canadian ETF business which was completed in February 2020.

Other
Other expenses were essentially unchanged from the six months ended June 30, 2020.
Other Income/(Expenses)

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2021	2020
Interest expense	$(4,863)	$(4,463)	$(400)	9.0%
Gain/(loss) on revaluation of deferred consideration – gold payments	3,329	(25,566)	28,895	(113.0%)
Interest income	456	282	174	61.7%
Impairments	(303)	(19,672)	19,369	(98.5%)
Loss on extinguishment of debt	—	(2,387)	2,387	n/a
Other losses, net	(5,844)	(688)	(5,156)	749.4%

Total other expenses, net	$(7,225)	$(52,494)	$45,269	(86.2%)

	Six Months Ended June 30,
As a Percent of Revenues:	2021	2020
Interest expense	(3.2%)	(3.6%)
Gain/(loss) on revaluation of deferred consideration – gold payments	2.2%	(21.0%)
Interest income	0.3%	0.2%
Impairments	(0.2%)	(16.1%)
Loss on extinguishment of debt	—	(2.0%)
Other losses, net	(3.9%)	(0.5%)

Total other expenses, net	(4.8%)	(43.0%)

Interest expense
Interest expense increased 9.0% from $4.5 million during the six months ended June 30, 2020 to $4.9 million in the comparable period in 2020 due to a high level of debt outstanding, partly offset by a lower effective interest rate. Our effective interest rate during the six months ended June 30, 2020 and 2021 was 5.5% and 5.2%, respectively.
Gain/(loss) on revaluation of deferred consideration
We recognized a loss on revaluation of deferred consideration of ($25.6) million during the six months ended June 30, 2020 as compared to a gain of $3.3 million during the six months ended June 30, 2021. The gain in the current period was due to a decline in spot gold prices, partly offset by a steepening of the forward-looking gold curve. The loss in the prior period was due to an increase in forward-looking gold prices. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 61.7% from $0.3 million to $0.5 million due to an increase in our securities owned.
Impairments
During the six months ended June 30, 2021, we recognized an impairment charge of $0.3 million upon exiting our London office. During the six months ended June 30, 2020, we recognized a non-cash
impairment charge of $19.7 million on our investment in AdvisorEngine.
Loss on extinguishment of debt
During the six months ended June 30, 2020, we recognized a
non-cash
loss on extinguishment of debt of $2.4 million arising from the acceleration of debt issuance cost amortization in connection with the termination of our former credit facility on June 16, 2020.
Other losses, net
Other losses, net were $0.7 million and $5.9 million during the six months ended June 30, 2020 and 2021, respectively. Included in the losses recognized during the six months ended June 30, 2020 and 2021 is a charge of $6.0 million and $5.2 million, respectively, arising from the release of a
tax-related
indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. During the six months ended June 30, 2021, we also recognized an unrealized gain of $0.4 million on our investment in Securrency. In addition, during the six months ended June 30, 2020, we recognized a gain of $2.9 million associated with the sale of our Canadian ETF business and a gain of $0.9 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income taxes
Our effective income tax rate for the six months ended June 30, 2021 of 6.5% resulted in income tax expense of $2.3 million. Our effective income tax rate differs from the federal statutory rate of 21% primarily due to a $5.2 million reduction in unrecognized tax benefits, a lower tax rate on foreign earnings and a non-taxable
gain on revaluation of deferred consideration. These items were partly offset by tax shortfalls associated with the vesting and exercise of stock-based compensation and state and local taxes.
Our effective income tax rate for the six months ended June 30, 2020 of 12.7% resulted in an income tax benefit of $3.2 million. Our effective income tax rate differs from the federal statutory rate of 21% primarily due to a valuation allowance on capital losses, a non-deductible
loss on revaluation of deferred consideration and tax shortfalls associated with the vesting and exercise of stock-based compensation awards. These items were partly offset by a $6.0 million reduction in unrecognized tax benefits, a $2.9 million non-taxable
gain recognized upon sale of our Canadian ETF business in the first quarter of 2020, a tax benefit of $2.8 million recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from our debt previously held in the United Kingdom and a lower tax rate on foreign earnings.
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

•
Other items
: An unrealized gain recognized on our investment in Securrency, impairment charges, interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the Convertible Notes (prior to January 1, 2021, the effective date of Accounting Standards Update
2020-06,
Debt – Debt with Conversion and Other Options, Cash Conversion)
, a loss on extinguishment of debt, the release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from our debt previously outstanding in the United Kingdom, a gain arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine, a gain recognized upon the sale of our Canadian ETF business and acquisition and disposition-related costs are excluded when calculating our non-GAAP
financial measurements.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Adjusted Net Income and Diluted Earnings per Share:	2021	2020	2021	2020
Net income/(loss), as reported	$17,630	$(13,250)	$32,777	$(21,888)
Deduct/Add back: (Gain)/loss on revaluation of deferred consideration	(497)	23,358	(3,329)	25,566
Deduct: Unrealized gain recognized on our investment in Securrency, net of income taxes	(105)	—	(284)	—
Deduct/Add back: Tax (windfalls)/shortfalls upon vesting and exercise of stock-based compensation awards	(233)	119	(110)	620
Add back: Loss on extinguishment of debt, net of income taxes	—	1,910	—	1,910
Deduct: Release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from debt previously outstanding in the United Kingdom	—	(2,842)	—	(2,842)
Add back: Interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the convertible notes, net of income taxes	—	42	—	42
Deduct: Gain arising from an adjustment to the estimated fair value of consideration received from the exit of investment in AdvisorEngine	—	(868)	—	(868)
Add back: Impairments, net of income taxes (where applicable)	—	—	245	19,672
Deduct: Gain recognized upon sale of Canadian ETF business	—	—	—	(2,877)
Add back: Acquisition and disposition-related costs, net of income taxes	—	25	—	383

Adjusted net income	$16,795	$8,494	$29,299	$19,718
Deduct: Income distributed to participating securities	(538)	(552)	(1,096)	(1,107)
Deduct: Undistributed income allocable to participating securities	(1,277)	(364)	(2,145)	(1,020)

Adjusted net income available to common stockholders	$14,980	$7,578	$26,058	$17,591

Weighted average diluted shares, excluding participating securities (in thousands) (See Note 19 to our Consolidated Financial Statements)	148,814	151,623	147,004	152,071

Adjusted earnings per share - diluted	$0.10	$0.05	$0.18	$0.12

Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2021	December 31, 2020
Balance Sheet Data (in thousands) :
Cash and cash equivalents	$167,635	$73,425
Securities owned, at fair value	58,806	34,895
Accounts receivable	34,800	29,455
Securities held-to-maturity	370	451

Total: Liquid assets	261,611	138,226
Less: Total current liabilities	(64,784)	(73,999)
Less: Regulatory capital requirement – certain international subsidiaries	(12,439)	(10,745)

Total: Available liquidity	$184,388	$53,482

	Six Months Ended June 30,
	2021	2020
Cash Flow Data (in thousands) :
Operating cash flows	$(2,217)	$19,382
Investing cash flows	(5,846)	27,070
Financing cash flows	102,147	(70,085)
Foreign exchange rate effect	126	(1,084)

Increase/(decrease) in cash and cash equivalents	$94,210	$(24,717)

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
Cash and cash equivalents increased $94.2 million during the six months ended June 30, 2021 due to $150.0 million of proceeds received from the issuance of the 2021 Notes and $0.9 million provided by other activities. These increases were partly offset by $34.5 million used to repurchase our common stock, $9.9 million used to pay dividends on our common stock, $5.8 million used to purchase investments, $4.3 million used to pay the 2021 Note issuance costs and $2.2 million of net cash used in operating activities.
Cash and cash equivalents decreased $24.7 million during the six months ended June 30, 2020 due to $179.0 million used to repay our debt, $26.4 million used to repurchase our common stock, $10.3 million used to pay dividends on our common stock, $4.6 million used to pay the June 2020 Notes issuance costs and $1.2 million used in other activities. These decreases were partly offset by $150.0 million of proceeds from the issuance of the June 2020 Notes, $19.4 million of net cash provided by operating activities, $16.4 million of proceeds from held-to-maturity
securities maturing or called prior to maturity, $8.2 million of proceeds from the sale of our financial interests in AdvisorEngine and $2.8 million of net proceeds from the sale of our Canadian ETF business.
Issuance of Convertible Notes
On June 14, 2021, we issued and sold $150.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2021 Notes”) pursuant to an indenture dated June 14, 2021, between us and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”).
On June 16, 2020, we issued and sold $150.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “June 2020 Notes”) pursuant to an indenture dated June 16, 2020, between us and the trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A. On August 13, 2020, we issued and sold $25.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 at a price equal to 101% of the principal amount thereof, plus interest deemed to have accrued since June 16, 2020, and constitute a further issuance of, and form a single series with, our June 2020 Notes (the “August 2020 Notes” and together with the June 2020 Notes, the “2020 Notes”).

After the issuance of the 2021 Notes (and together with the 2020 Notes, the “Convertible Notes”), we had $325.0 million aggregate principal amount of Convertible Notes outstanding.
Key terms of the Convertible Notes are as follows:

	2021 Notes	2020 Notes
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	June 15, 2023
Interest rate	3.25%	4.25%
Conversion price	$11.04	$5.92
Conversion rate	90.5797	168.9189
Redemption price	$14.35	$7.70

•	Interest rate : Payable semiannually in arrears on June 15 and December 15 of each year.

•	Conversion price : Convertible at an initial conversion rate of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price as disclosed in the table above).

•
Conversion
:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026 and March 15, 2023 in respect of the 2021 Notes and 2020 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after March 15, 2026 and March 15, 2023 in respect of the 2021 Notes and 2020 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

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

•
Redemption price
: We may redeem for cash all or any portion of the notes, at our option, on or after June 20, 2026 and June 20, 2023 in respect of the 2021 Notes and 2020 Notes, respectively, and on or prior to the 55 th
scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.

•
Limited investor put rights
: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.

•
Conversion rate increase in certain customary circumstances
: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 144.9275 shares and 270.2702 shares of our common stock per $1,000 principal amount of the 2021 Notes and 2020 Notes, respectively (the equivalent of 69,036,410 shares of our common stock), subject to adjustment.

•
Seniority and Security
: The 2021 Notes and 2020 Notes rank equal in right of payment, and are our senior unsecured obligations, but are subordinated in right of payment to our obligations to make certain redemption payments (if and when due) in respect of its Series A
Non-Voting
Convertible Preferred Stock (See Note 12 to our Consolidated Financial Statements).

The indentures contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or the holders of not less than 25% in aggregate principal amount of the Convertible Notes outstanding may declare the entire principal amount of all the Convertible Notes to be repurchased, plus any accrued special interest, if any, to be immediately due and payable.

Capital Resources
Our principal source of financing is our operating cash flow. We believe that cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for the foreseeable future.
Our ability to satisfy our contractual obligations as they arise are discussed in the section titled “Contractual Obligations” below.
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at June 30, 2021 was approximately $12.4 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans.
During the three months ended June 30, 2021, we repurchased 4,630,733 shares of our common stock under the repurchase program for an aggregate cost of $31.9 million. At June 30, 2021, $17.7 million remained under this program for future purchases.
Contractual Obligations
Convertible Notes
At June 30, 2021, we had $325.0 million aggregate principal amount of Convertible Notes outstanding, of which $175.0 million are scheduled to mature on June 15, 2023 and $150.0 million are scheduled to mature on June 15, 2026, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.
The Convertible Notes require cash settlement of the principal amount, while settlement of the conversion obligation in excess of the aggregate principal amount may be satisfied in either cash, shares of our common stock or a combination of cash and shares of its common stock. We currently anticipate refinancing these obligations when due.
See “Issuance of Convertible Notes” above for additional information.
Deferred Consideration – Gold Payments
Deferred consideration represents an obligation we assumed in April 2018 in connection with our acquisition of the European exchange-traded commodity, currency and leveraged and inverse business of ETFS Capital Limited. The obligation is for fixed payments to ETFS Capital Limited of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”). The present value of the deferred consideration was $226.7 million at June 30, 2021.
The Contractual Gold Payments are paid from advisory fee income generated by any of our sponsored financial products backed by physical gold with no recourse back to us for any unpaid amounts that exceed advisory fees earned.
See Note 9 to our Consolidated Financial Statements for additional information.
Operating Leases
Our principal executive office is currently located at 245 Park Avenue, New York, New York 10167. We lease approximately 38,000 square feet of office space under a lease that expires in August 2029, which includes a cancellation option that is effective on August 21, 2024. Total future minimum lease payments with respect to our office space was $25.8 million at June 30, 2021.
Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments.
See Note 13 to our Consolidated Financial Statements for additional information.
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
Goodwill is assessed for impairment annually on November 30
th
. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and a quantitative assessment using the market approach and our market capitalization when determining the fair value of the reporting unit.
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
th
.
Investments
We account for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed in ASU
2016-01,
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. See Note 7 to our Consolidated Financial Statements for information regarding a gain of $0.1 million and $0.4 million recognized on our investment in Securrency during the three and six months ended June 30, 2021.
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. The weighted average forward-looking gold price per ounce, discount rate and perpetual growth rate were $2,109, 9.0% and 1.4%, respectively, at June 30, 2021. Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration – gold payments on our Consolidated Statements of Operations.
During the three months ended June 30, 2021, we reported a gain on deferred consideration – gold payments of $0.5 million. A 1.0% increase in the weighted average forward-looking gold price per ounce would have reduced this reported gain by $1.6 million, a 1 percentage point increase in the discount rate would have increased this reported gain by $23.8 million and a 1 percentage point increase in the perpetual growth rate would have reduced this reported gain by $20.4 million. See Note 9 to our Consolidated Financial Statements for additional information.
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
Recently Adopted Accounting Pronouncements
On January 1, 2021, we early adopted ASU
2020-06,
Debt – Debt with Conversion and Other Options
(ASU
2020-06)
under the modified retrospective approach. Under the ASU, the accounting for convertible instruments was simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments are reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception are removed and, as a result, more equity contracts will qualify for the scope exception. The ASU also simplifies the diluted
earnings-per-share
calculation in certain areas. Upon the adoption of this ASU, we reclassified the equity component related to the convertible notes, net of deferred taxes, reducing accumulated deficit by $0.6 million, increasing the carrying value of the convertible notes by $4.1 million, reducing additional paid-in
capital by $3.7 million and reducing deferred tax liabilities by $1.0 million. These updates also reduced interest expense recognized on our convertible notes by approximately $0.4 million per quarter. See Note 11 to our Consolidated Financial Statements for additional information.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily in our WisdomTree ETFs, federal agency debt instruments, corporate bonds, money market instruments at a commercial bank and other securities which totaled $36.0 million and $140.7 million as of December 31, 2020 and June 30, 2021, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.
In addition, our Convertible Notes bear interest at a fixed rate of 3.25% to 4.25%. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.
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
Commodity and Cryptocurrency Price Risk
Fluctuations in the prices of commodities and cryptocurrencies that are linked to certain of our ETPs could have a material adverse effect on our AUM and revenues. In addition, a portion of the advisory fee revenues we receive on our ETPs backed by gold, other precious metals and cryptocurrencies are paid in the underlying metal or cryptocurrency. In addition, we pay gold ounces to satisfy our deferred consideration obligation (See Note 9 to our Consolidated Financial Statements). While we readily sell the gold, precious metals and cryptocurrencies that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of these commodities and cryptocurrencies and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this exposure.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the risk factors and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item1A. “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to repurchase the Convertible Notes upon a fundamental change.
On June 14, 2021, we issued and sold $150.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2026. After the issuance of these notes, we have $325.0 million in aggregate principal amount of Convertible Notes outstanding (see Note 11 to our Consolidated Financial Statements for additional information). Holders of our Convertible Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, as described in the indentures dated June 14, 2021 and June 16, 2020, between us and U.S. Bank National Association, as trustee. In addition, upon conversion of the Convertible Notes, we will be required to make cash payments in respect of the notes being converted as described in the indentures. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Further, if the fundamental change also constitutes a change of control under the Certificate of Designations for our Series A Preferred Stock and we are required to make other redemption payments as a result of the change of control, we would be required to satisfy that obligation before making any payments on the notes. Our failure to repurchase notes at a time when the repurchase is required by the indentures or to pay any cash payable on future conversions of the notes as required by the indentures would constitute a default under the indentures.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and liquidity.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option, as described in the indentures. If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of Unregistered Securities
On June 14, 2021, we issued $150.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2026, which was previously disclosed in our Current Report on Form
8-K
filed with the SEC on June 14, 2021.
Use of Proceeds
Refer to our Current Report on Form
8-K
filed with the SEC on June 14, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2021 to April 30, 2021	167,871	$6.45	167,871
May 1, 2021 to May 31, 2021	—	$—	—
June 1, 2021 to June 30, 2021	4,462,862	$6.90	4,462,862

Total	4,630,733	$6.88	4,630,733	$17,685

(1)
On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. During the three months ended June 30, 2021, we repurchased 4,630,733 shares of our common stock under this program for an aggregate cost of approximately $31.9 million. As of June 30, 2021, $17.7 million remained under this program for future repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form8-K, filed with the SEC on February 26, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.7	Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.9	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.10	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

31.1(1)	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act

31.2 (1)	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act

32 (1)	Section 1350 Certification

101 (1)	Financial Statements from the Quarterly Report on Form
10-Q
of the Company for the three months ended June 30, 2021, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020; (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2021 and June 30, 2020 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and June 30, 2020 (Unaudited) (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 6 th
day of August 2021.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer)