Form 10-Q
period 2021-09-30
WisdomTree Investments, Inc.
filed 2021-11-05
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-10932

WisdomTree Investments, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

230 Park Avenue 3 rd Floor West New York, New York	10169
(Address of principal executive offices)	(Zip Code)
212-801-2080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value	WETF	The NASDAQ Stock Market LLC
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
As of October 26, 2021, there were

145,133,066

shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.
Form
10-Q
For the Quarterly Period Ended September 30, 2021

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 and Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$127,924	$73,425
Securities owned, at fair value (including $21,180 and $23,932 invested in WisdomTree ETFs at September 30, 2021 and December 31, 2020, respectively)	119,390	34,895
Accounts receivable (including $24,055 and $26,884 due from related parties at September 30, 2021 and December 31, 2020, respectively)	32,092	29,455
Income taxes receivable	146	—
Prepaid expenses	5,676	3,827
Other current assets	407	259

Total current assets	285,635	141,861
Fixed assets, net	545	7,579
Indemnification receivable (Note 20)	21,872	27,016
Securities held-to-maturity	331	451
Deferred tax assets, net	7,636	8,063
Investments (Note 7)	14,238	8,112
Right of use assets – operating leases (Note 13)	631	16,327
Goodwill (Note 22)	85,856	85,856
Intangible assets (Note 22)	601,247	601,247
Other noncurrent assets	359	180

Total assets	$1,018,350	$896,692

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$22,273	$19,564
Compensation and benefits payable	24,411	22,803
Deferred consideration – gold payments (Note 9)	15,961	17,374
Operating lease liabilities (Note 13)	361	3,135
Income taxes payable	—	916
Accounts payable and other liabilities	12,737	10,207

Total current liabilities	75,743	73,999
Convertible notes (Note 11)	317,979	166,646
Deferred consideration – gold payments (Note 9)	208,992	212,763
Operating lease liabilities (Note 13)	327	17,434
Other noncurrent liabilities (Note 20)	21,872	27,016

Total liabilities	624,913	497,858
Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $88,456 and $72,667 at September 30, 2021 and December 31, 2020, respectively) (Note 12)	132,569	132,569

Contingencies (Note 14 )
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 145,150 and 148,716 at September 30, 2021 and December 31, 2020, respectively	1,451	1,487
Additional paid-in capital	287,399	317,075
Accumulated other comprehensive income	853	1,102
Accumulated deficit	(28,835)	(53,399)

Total stockholders’ equity	260,868	266,265

Total liabilities and stockholders’ equity	$1,018,350	$896,692

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Advisory fees	$76,400	$63,028	$220,611	$181,697
Other income	1,712	721	4,532	2,563

Total revenues	78,112	63,749	225,143	184,260

Operating Expenses:
Compensation and benefits	22,027	19,098	64,985	53,848
Fund management and administration	15,181	14,328	43,495	41,785
Marketing and advertising	2,925	2,996	9,525	7,413
Sales and business development	2,935	2,386	7,239	7,984
Contractual gold payments (Note 9)	4,250	4,539	12,834	12,362
Professional fees	1,583	950	5,517	3,580
Occupancy, communications and equipment	1,163	1,611	3,904	4,805
Depreciation and amortization	185	253	693	760
Third-party distribution fees	1,873	1,233	5,346	3,928
Acquisition and disposition-related costs	—	—	—	416
Other	1,787	1,611	5,110	5,204

Total operating expenses	53,909	49,005	158,648	142,085

Operating income	24,203	14,744	66,495	42,175
Other Income/(Expenses):
Interest expense	(3,729)	(2,511)	(8,592)	(6,974)
Gain/(loss) on revaluation of deferred consideration – gold payments (Note 9)	1,737	(8,870)	5,066	(34,436)
Interest income	689	111	1,145	393
Impairments (Note 13 and 24)	(15,853)	(3,080)	(16,156)	(22,752)
Loss on extinguishment of debt (Note 10)	—	—	—	(2,387)
Other losses and gains, net	(714)	744	(6,558)	56

Income/(loss) before income taxes	6,333	1,138	41,400	(23,925)
Income tax expense/(benefit)	500	1,408	2,790	(1,767)

Net income/(loss)	$5,833	$(270)	$38,610	$(22,158)

Earnings/(loss) per share—basic	$0.04	$(0.01)	$0.24	$(0.16)

Earnings/(loss) per share—diluted	$0.04	$(0.01)	$0.24	$(0.16)

Weighted-average common shares—basic	142,070	145,564	144,445	149,886

Weighted-average common shares—diluted	159,213	145,564	161,706	149,886

Cash dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these consolidated financial statements
(See Note 2 for revisions made to certain amounts previously reported)

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss)	$5,833	$(270)	$38,610	$(22,158)
Other comprehensive (loss)/income
Reclassification of foreign currency translation adjustment to other losses and gains, net, upon the sale of WisdomTree Asset Management Canada, Inc. (“WTAMC” or “Canadian ETF business”) (Note 23)	—	—	—	(167)
Foreign currency translation adjustment, net of income taxes	(302)	380	(249)	(138)

Other comprehensive (loss)/income	(302)	380	(249)	(305)

Comprehensive income/(loss)	$5,531	$110	$38,361	$(22,463)

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income

Balance—July 1, 2021	145,114	$1,451	$285,002	$1,155	$(29,871)	$257,737
Restricted stock issued and vesting of restricted stock units, net	36	—	—	—	—	—
Stock-based compensation	—	—	2,397	—	—	2,397
Other comprehensive loss	—	—	—	(302)	—	(302)
Dividends	—	—	—	—	(4,797)	(4,797)
Net income	—	—	—	—	5,833	5,833

Balance—September 30, 2021	145,150	$1,451	$287,399	$853	$(28,835)	$260,868

	For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income

Balance—July 1, 2020	149,796	$1,498	$325,406	$260	$(39,632)	$287,532
Restricted stock issued and vesting of restricted stock units, net	52	1	(1)	—	—	—
Shares repurchased	(1,066)	(11)	(4,524)	—	—	(4,535)
Stock-based compensation	—	—	2,844	—	—	2,844
Allocation of equity component related to convertible notes, net of issuance costs of $29 and deferred taxes of $222	—	—	655	—	—	655
Other comprehensive income	—	—	—	380	—	380
Dividends	—	—	(4,937)	—	—	(4,937)
Net loss	—	—	—	—	(270)	(270)

Balance—September 30, 2020	148,782	$1,488	$319,443	$640	$(39,902)	$281,669

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(In Thousands)
(Unaudited)

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income

Balance—January 1, 2021	148,716	$1,487	$317,075	$1,102	$(53,399)	$266,265
Reclassification of equity component related to convertible notes, net deferred taxes of $1,022, upon the implementation of Accounting Standards Update 2020-06 (Note 11)	—	—	(3,682)	—	616	(3,066)

Balance—January 1, 2021 (as adjusted)	148,716	$1,487	$313,393	$1,102	$(52,783)	$263,199
Restricted stock issued and vesting of restricted stock units, net	1,412	13	(13)	—	—	—
Shares repurchased	(5,121)	(51)	(34,455)	—	—	(34,506)
Exercise of stock options, net	143	2	813	—	—	815
Stock-based compensation	—	—	7,661	—	—	7,661
Other comprehensive loss	—	—	—	(249)	—	(249)
Dividends	—	—	—	—	(14,662)	(14,662)
Net income	—	—	—	—	38,610	38,610

Balance—September 30, 2021	145,150	$1,451	$287,399	$853	$(28,835)	$260,868

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income

Balance—January 1, 2020	155,264	$1,553	$352,658	$945	$(17,744)	$337,412
Restricted stock issued and vesting of restricted stock units, net	1,601	16	(16)	—	—	—
Shares repurchased	(8,190)	(81)	(30,898)	—	—	(30,979)
Exercise of stock options, net	107	—	240	—	—	240
Stock-based compensation	—	—	9,003	—	—	9,003
Allocation of equity component related to convertible notes, net of issuance costs of $157 and deferred taxes of $1,239	—	—	3,663	—	—	3,663
Other comprehensive loss	—	—	—	(305)	—	(305)
Dividends	—	—	(15,207)	—	—	(15,207)
Net loss	—	—	—	—	(22,158)	(22,158)

Balance—September 30, 2020	148,782	$1,488	$319,443	$640	$(39,902)	$281,669

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$38,610	$(22,158)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Advisory fees received in gold, other precious metals and cryptocurrencies	(57,617)	(46,077)
Impairments	16,156	22,752
Contractual gold payments	12,834	12,362
Stock-based compensation	7,661	9,003
(Gain/)/loss on revaluation of deferred consideration – gold payments	(5,066)	34,436
Unrealized losses	2,183	1,212
Amortization of right of use asset	1,860	2,384
Amortization of issuance costs – convertible notes	1,542	882
Deferred income taxes	1,515	(961)
Gain on sale – Canadian ETF business, including remeasurement of contingent consideration	(787)	(2,877)
Depreciation and amortization	693	760
Loss on extinguishment of debt	—	2,387
Amortization of issuance costs – former credit facility	—	1,328
Other	(369)	(1,173)
Changes in operating assets and liabilities:
Securities owned, at fair value	(84)	94
Accounts receivable	(1,273)	3,166
Prepaid expenses	(1,888)	(1,325)
Gold, other precious metals and cryptocurrencies	44,006	32,969
Other assets	(315)	(341)
Fund management and administration payable	2,868	735
Compensation and benefits payable	1,756	(12,349)
Income taxes receivable/payable	(1,050)	(3,399)
Securities sold, but not yet purchased, at fair value	—	(582)
Operating lease liabilities (including lease termination payment of $12,725)	(15,462)	(2,778)
Accounts payable and other liabilities	2,336	1,679

Net cash provided by operating activities	50,109	32,129

Cash flows from investing activities:
Purchase of securities owned, a fair value	(97,570)	(34,683)
Purchase of investments	(5,750)	—
Purchase of fixed assets	(237)	(292)
Proceeds from the sale of securities owned, at fair value	10,976	18,122
Proceeds from held-to-maturity securities maturing or called prior to maturity	114	16,441
Proceeds from the sale of the Company’s financial interests in AdvisorEngine Inc.	—	9,592
Proceeds from the sale of Canadian ETF business, net, including receipt of contingent consideration	—	2,774

Net cash (used in)/provided by investing activities	(92,467)	11,954

Cash flows from financing activities:
Shares repurchased	(34,506)	(30,979)
Dividends paid	(14,662)	(15,207)
Convertible notes issuance costs	(4,297)	(5,411)
Repayment of debt	—	(179,000)
Proceeds from the issuance of convertible notes	150,000	175,250
Proceeds from exercise of stock options	815	240

Net cash provided by/(used in) financing activities	97,350	(55,107)

Decrease in cash flow due to changes in foreign exchange rate	(493)	(387)

Increase/(decrease) in cash and cash equivalents	54,499	(11,411)
Cash and cash equivalents—beginning of year	73,425	74,972

Cash and cash equivalents—end of period	$127,924	$63,561

Supplemental disclosure of cash flow information:
Cash paid for taxes	$7,332	$7,650

Cash paid for interest	$3,719	$3,390

NON-CASH
ACTIVITIES
On January
1
, 2021, the Company reclassified the equity component related to the convertible notes, net of deferred taxes, reducing accumulated deficit by $616, increasing the carrying value of the convertible notes by $4,088, reducing additional paid in capital by $3,682 and reducing deferred tax liabilities by $1,022, upon the implementation of Accounting Standards Update (“ASU”)
2020-06,
Debt – Debt with Conversion and Other
Options

(Note 11).
The accompanying notes are an integral part of these consolidated financial statements (See Note 2 for reclassifications made to certain amounts previously reported)

WisdomTree Investments, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Immaterial Correction of an Error – Consolidated Statements of Operations
The presentation of amounts
collected on behalf of third parties of
 $891 and $2,380
for the three and nine months ended September 30, 2020, respectively, has been revised due to an immaterial error correction. These amounts were originally recorded as advisory fee revenue and fund management and administration expense while no such amounts should have been recorded in the Company’s Consolidated Statements of Operations.

The following table summarizes these revisions, which had no effect on previously reported net income:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating Revenues:
Advisory fees (previously reported)	$63,919	$184,077
Amounts collected on behalf of third parties	(891)	(2,380)

Advisory fees (as corrected)	$63,028	$181,697

Total revenues (previously reported)	$64,640	$186,640
Amounts collected on behalf of third parties	(891)	(2,380)

Total revenues (as corrected)	$63,749	$184,260

Operating Expenses:
Fund management and administration (previously reported)	$15,219	$44,165
Amounts collected on behalf of third parties	(891)	(2,380)

Fund management and administration (as corrected)	$14,328	$41,785

Total operating expenses (previously reported)	$49,896	$144,465
Amounts collected on behalf of third parties	(891)	(2,380)

Total operating expenses (as corrected)	$49,005	$142,085

Reclassifications - Consolidated Statements of Cash Flows
Cash flows from purchasing securities owned, at fair value of $34,683 and selling securities owned, at fair value of $18,122 during the nine months ended September 30, 2020 that were not acquired specifically for resale or associated with the Company’s business activities have been reclassified from operating activities to investing activities to conform to the current year’s presentation in the Company’s Consolidated Statements of Cash Flows.
The following table summarizes these reclassifications for the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Consolidated Statements of Cash Flows:
Cash Flows from Operating Activities
Net cash provided by operating activities (previously reported)	$15,568
Reclassification of net cash flows from securities purchases and sales	16,561

Net cash provided by operating activities (currently reported)	$32,129

Cash Flows from Investing Activities
Net cash provided by investing activities (previously reported)	$28,515
Purchases of securities owned, at fair value	(34,683)
Proceeds from the sale of securities owned, at fair value	18,122

Net cash provided by investing activities (currently reported)	$11,954

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

The Company reassesses its evaluation of whether an entity is a VOE or VIE when certain reconsideration events occur.
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
3. Cash and Cash Equivalents
Of the total cash and cash equivalents of $127,924 and $73,425 at September 30, 2021 and December 31, 2020, respectively, $105,885 and $70,911 were held at two financial institutions. At September 30, 2021 and December 3
1
, 2020, cash equivalents were approximately $20,143 and $660, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was $12,384 and $10,745 at September 30, 2021 and December 31, 2020, respectively. These requirements are generally satisfied by cash on hand.
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and nine months ended September 30, 2021 and 2020 there were no transfers between Levels 2 and 3.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$20,143	$20,143	$—	$—
Securities owned, at fair value
ETFs	21,454	21,454	—	—
Pass-through GSEs	95,785	24,969	70,816	—
Corporate bonds	2,151	—	2,151	—

Total	$139,533	$66,566	$72,967	$—

Non-recurring fair value measurements:
Securrency, Inc. – Series A convertible preferred stock (1)	$8,488	$—	$—	$8,488

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$224,953	$—	$—	$224,953

(1)	Fair value of $8,488 and $8,349 determined on June 9, 2021 and March 8, 2021, respectively (Note 7).

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$660	$660	$—	$—
Securities owned, at fair value
ETFs	24,165	24,165	—	—
Pass-through GSEs	8,613	—	8,613	—
Corporate bonds	2,117	—	2,117	—

Total	$35,555	$24,825	$10,730	$—

Non-recurring fair value measurements:
AdvisorEngine Inc. (“AdvisorEngine”) – Financial interests (1)	$—	$—	$—	$—
Thesys Group, Inc. (“Thesys”) – Series Y Preferred Stock (1)	—	—	—	—
Total	$—	$—	$—	$—

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$230,137	$—	$—	$230,137

Non-recurring fair value measurements:
Convertible notes (2)	$170,191	$—	$170,191	$—

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
Deferred Consideration (Note 9)
– Deferred consideration represents the present value of an obligation to pay gold into perpetuity.
The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Deferred consideration (Note 9)
Beginning balance	$226,706	$198,784	$230,137	$173,024
Net realized losses/(gains) (1)	4,250	4,539	12,834	12,362
Net unrealized (gains)/losses (2)	(1,737)	8,870	(5,066)	34,436
Settlements	(4,266)	(4,445)	(12,952)	(12,074)

Ending balance	$224,953	$207,748	$224,953	$207,748

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.
(2)	Recorded as gain/(loss) on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.

5. Securities Owned
These securities consist of the following:

	September 30, 2021	December 31, 2020
Securities Owned
Trading securities	$119,390	$34,895

The Company recognized net trading losses on securities owned that were still held at the reporting dates of $1,323 and $180 during the three months ended September 30, 2021 and 2020, respectively, and $2,156 and $25 during the nine months ended September 30, 2021 and 2020, respectively.
The Company had no AFS debt securities at September 30, 2021 and December 31, 2020.
6. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	September 30, 2021	December 31, 2020
Debt instruments: Pass-through GSEs (amortized cost)	$331	$451

During the nine months ended September 30, 2021 and 2020, the Company received proceeds of $114 and $16,441, respectively, from held-to-maturity
securities maturing or being called prior to maturity.
The following table summarizes unrealized gains, losses and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	September 30, 2021	December 31, 2020
Cost/amortized cost	$331	$451
Gross unrealized gains	25	30
Gross unrealized losses	(9)	(12)

Fair value	$347	$469

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	September 30, 2021	December 31, 2020
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	—	—
Due over ten years	331	451

Total	$331	$451

7. Investments
The following table sets forth the Company’s investments:

	September 30, 2021		December 31, 2020
	Carrying Value	Cost	Carrying Value	Cost
Securrency, Inc. – Series A convertible preferred stock	$8,488	$8,112	$8,112	$8,112
Securrency, Inc. – Series B convertible preferred stock	5,500	5,500	—	—

Subtotal – Securrency, Inc.	$13,988	$13,612	$8,112	$8,112
Onramp Invest, LLC – Simple Agreement for Future Equity	250	250	—	—

	$14,238	$13,862	$8,112	$8,112

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
The investment is accounted for under the measurement alternative prescribed in ASU
2016-01,
as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three months ended September 30, 2021 based upon a qualitative assessment. During the nine months ended September 30, 2021, the Company recognized a gain of $376 on its Series A Shares, which was re-measured
to fair value upon the issuance of Securrency’s Series B Shares. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value is allocated across the capital structure using the Black-Scholes option pricing model.
The table below presents the inputs used in backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

	Inputs
	June 9, 2021	March 8, 2021
Expected volatility	50%	55%
Time to exit (in years)	4.75	5.00
There was no impairment recognized during the three and nine months ended September 30, 2020 based upon a qualitative assessment.
Onramp Invest, LLC
In June 2021, the Company invested $250 in Onramp Invest, LLC (“Onramp”), a technology company that provides access to cryptoassets for registered investment advisers. In consideration for its investment, the Company holds a Simple Agreement for Future Equity (“SAFE”), which provides the Company with the right to be issued certain shares of Onramp’s preferred stock in connection with Onramp’s future equity financing for preferred stock, at a 20% discount to the price per share issued in connection with such equity financing, subject to a pre-determined
valuation cap. The preferred stock is issuable upon the occurrence of such preferred equity financing, which would occur after Onramp’s conversion to a corporation.
The investment is accounted for under the measurement alternative prescribed in ASU
2016-01,
as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three and nine months ended September 30, 2021 based upon a qualitative assessment.

8. Fixed Assets, net
The following table summarizes fixed assets:

	September 30, 2021	December 31, 2020
Equipment	$997	$2,836
Furniture and fixtures	—	2,225
Leasehold improvements	—	11,012
Less: accumulated depreciation and amortization	(452)	(8,494)

Total	$545	$7,579

During the three months ended September 30, 2021, the Company recognized an impairment charge of $6,576, representing the write-off of leasehold improvements and fixed assets in connection with the termination of the lease for its principal executive office at 245 Park Avenue, New York, New York. See Notes 13 and 24 for additional information.
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
The Company determined the present value of the deferred consideration of $224,953 and $230,137 at September 30, 2021 and December 31, 2020 using the following assumptions:

	September 30, 2021	December 31, 2020
Forward-looking gold price (low) – per ounce	$1,756	$1,903
Forward-looking gold price (high) – per ounce	$2,906	$2,662
Forward-looking gold price (weighted average) – per ounce	$2,093	$2,117
Discount rate	9.0%	9.0%
Perpetual growth rate	1.4%	0.9%
The forward-looking gold prices at September 30, 2021 were extrapolated from the last observable CMX exchange price (beyond 2026) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. The perpetual growth rate was determined based upon the increase in observable forward-looking gold prices through 2027. This obligation is classified as Level 3 as the discount rate and extrapolated forward-looking gold prices are significant unobservable inputs. An increase in spot gold prices, forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $15,961 and $17,374 and long-term amounts payable were $208,992 and $212,763, respectively, at September 30, 2021 and December 31, 2020, respectively.
During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following in respect of deferred consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual gold payments	$4,250	$4,539	$12,834	$12,362
Contractual gold payments – gold ounces paid	2,375	2,375	7,125	7,125
Gain/(loss) on revaluation of deferred consideration – gold payments (1)	$1,737	$(8,870)	$5,066	$(34,436)

(1)
Gains on revaluation of deferred consideration – gold payments result from a decrease in spot gold prices, a decrease in the forward-looking price of gold, a decrease in the perpetual growth rate and an increase in the discount rate used to compute the present value of the annual payment obligations. Losses on revaluation of deferred consideration – gold payments result from an increase in spot gold prices, an increase in the forward-looking price of gold, an increase in the perpetual growth rate and a decrease in the discount rate used to compute the present value of the annual payment obligations.

10. Former Credit Facility
On June 16, 2020, the Company terminated its former credit facility by repaying $174,000 that was outstanding under its term loan and terminating the revolver. A loss on extinguishment of debt of $2,387 was recognized during the nine months ended September 30, 2020, which represented the write-off of the remaining unamortized issuance costs.
Interest
 expense recognized on the former credit facility during the nine months ended September 30, 2020 was $
4,086
.
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
The following table provides a summary of the carrying value of the Convertible Notes at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31,
	2021 Notes	2020 Notes	Total	2020
Principal amount	$150,000	$175,000	$325,000	$175,000
Plus: Premium	—	250	250	250

Gross proceeds	150,000	175,250	325,250	175,250
Less: Unamortized discount (1)	—	—	—	(4,207)
Less: Unamortized issuance costs (1)	(4,045)	(3,226)	(7,271)	(4,397)

Carrying amount	$145,955	$172,024	$317,979	$166,646

Effective interest rate (2)	3.83%	5.26%	4.60%	6.29%

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
Interest expense on the Convertible Notes during the three and nine months ended September 30, 2021 was $3,729 and $8,592, respectively. Interest expense on the 2020 Notes during the three and nine months ended September 30, 2020 was $2,511 and $2,888, respectively. Interest payable of $3,674 and $2,173 at September 30, 2021 and December 31, 2020 is included in accounts payable and other liabilities on the Company’s Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $350,331 at September 30, 2021. The if-converted
value of the 2020 Notes and the 2021 Notes did not exceed the principal amount at September 30, 2021.

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
The following is a summary of the Preferred Share balance:

	September 30, 2021	December 31, 2020
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

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
Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Preferred Shares was $88,456 and $72,667 at September 30, 2021 and December 31, 2020, respectively.
The carrying amount of the Preferred Shares was not adjusted as it was not probable that the Preferred Shares would become redeemable.
13. Leases
The Company has entered into operating leases for office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides
additional
information regarding the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$520	$796	$1,860	$2,384
Short-term lease cost	242	299	797	941

Total lease cost	$762	$1,095	$2,657	$3,325

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$13,804	$933	$15,462	$2,778

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	1.8	8.9	1.8	8.9

Weighted-average discount rate – operating leases	4.4%	6.3%	4.4%	6.3%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.
On September 9, 2021, the Company entered into a Surrender Agreement to terminate the lease for its principal executive office at 245 Park Avenue, New York, New York effective immediately. In consideration for the landlord’s agreement to enter into the Surrender Agreement and accelerate the expiration date of the term of the lease from August 31, 2029, the Company paid a termination fee of
$12,725.
As a result, the Company recognized a loss on the termination of a lease of
$9,277
during the three months ended September 30, 2021, which was inclusive of the write-off of the right-of-use asset, broker fees and a reduction in operating lease liabilities. This loss is included in impairments in the Company’s Consolidated Statements of Operations (Note 24).
The following table provides additional information regarding lease impairment charges recognized by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Impairment charges – Leases:
New York office	$9,277	$—	$9,277	$—
London office	—	—	303	—

Total impairment charges – Leases:	$9,277	$—	$9,580	$—

The Company’s leases also included extension, automatic renewal and termination provisions. These provisions were also not reasonably certain of being exercised and were therefore not recognized as part of the right-of-use
asset and lease liability.
The following table discloses future minimum lease payments at September 30, 2021 with respect to the Company’s operating lease liabilities:

Remainder of 2021	$98
2022	358
2023	195
2024	—
2025	—
2026 and thereafter	—

Total future minimum lease payments (undiscounted)	$651

The following table reconciles the future minimum lease payments (disclosed above) at September 30, 2021 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability – short term	$361
Lease liability – long term	327

Subtotal	688
Difference between undiscounted and discounted cash flows	(37)

Total future minimum lease payments (undiscounted)	$651

14. Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.
Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP
In December 2020, WMAI, WTMAML, WTUK and WisdomTree Ireland Limited were served with a writ of summons to appear before the Court of Milan, Italy, and in January 2021, WTUK was served with a writ of summons to appear before the Court of Udine, Italy. Investors had filed actions seeking approximately €9,000 ($10,479), in the aggregate, resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.

The Company is currently assessing these claims and an accrual has not been made with respect to these matters at September 30, 2021 and December 31, 2020.
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
The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	September 30, 2021	December 31, 2020

Carrying Amount – Assets (Securrency)
Preferred stock – Series A Shares	$8,488	$8,112
Preferred stock – Series B Shares	5,500	—

Subtotal – Securrency	$13,988	$8,112
Carrying Amount – Assets (Onramp)
SAFE	250	—

Total (Note 7)	$14,238	$8,112

Maximum exposure to loss	$14,238	$8,112

16. Revenues
 from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from contracts with customers:
Advisory fees (1)	$76,400	$63,028	$220,611	$181,697
Other	1,712	721	4,532	2,563

Total operating revenues	$78,112	$63,749	$225,143	$184,260

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
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

Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Revenues from contracts with customers:
United States	$46,523	$34,018	$131,744	$105,517
Jersey (1)	28,724	28,636	85,953	75,313
Ireland	2,865	1,095	7,446	3,065
Canada (Note 23)	—	—	—	365

Total operating revenues	$78,112	$63,749	$225,143	$184,260

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
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
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020

Receivable from WTT	$15,264	$13,030
Receivable from ManJer Issuers	6,053	11,693
Receivable from WMAI and WTI	2,738	2,125
Receivable from WTCS	—	36

Total	$24,055	$26,884

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Advisory services provided to WTT	$46,386	$33,767	$131,364	$104,757
Advisory services provided to ManJer Issuers (1)	24,759	26,506	75,296	68,945
Advisory services provided to WMAI and WTI	5,255	2,603	13,951	7,145
Advisory services provided to WTAMC	—	—	—	365
Advisory services provided to WTCS	—	152	—	485

Total	$76,400	$63,028	$220,611	$181,697

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.

The Company also has investments in certain WisdomTree ETFs of approximately $21,180 and $23,932 at September 30, 2021 and December 31, 2020, respectively. Net losses and gains related to trading WisdomTree ETFs during the three months ended September 30, 2021 and 2020 were ($92) and $86, respectively, and during the nine months ended September 30, 2021 and 2020 were $75 and $94, respectively, which are recorded in other losses and gains, net.
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

• If the Company’s TSR is negative, the target number of PRSUs vesting is capped at 100% regardless of the relative TSR percentile.
Stock-based
compensation
expense during the three months ended September 30, 2021 and 2020 was $2,397 and $2,844, respectively, and during the nine months ended September 30, 2021 and 2020 was $7,661 and $9,003, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2021
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)

Employees and directors	$11,362	1.48

A summary of stock-based compensation award activity during the three months ended September 30, 2021 is as follows:

	Stock Options	RSAs	RSUs	PRSUs

Balance at July 1, 2021	47,500	3,043,948	53,209	550,686
Granted	—	47,393	—	—
Exercised/vested	—	—	—	—
Forfeitures	—	(11,396)	—	—

Balance at September 30, 2021	47,500	3,079,945	53,209	550,686

19. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings/(loss) per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Earnings/(Loss) per Share
Net income/(loss)	$5,833	$(270)	$38,610	$(22,158)
Less: Income distributed to participating securities	(538)	(556)	(1,634)	(1,663)
Less: Undistributed income allocable to participating securities	(115)	—	(2,666)	—

Net income/(loss) available to common stockholders – Basic EPS	$5,180	$(826)	$34,310	$(23,821)
Weighted average common shares (in thousands)	142,070	145,564	144,445	149,886

Basic earnings/(loss) per share	$0.04	$(0.01)	$0.24	$(0.16)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted Earnings/(Loss) per Share
Net income/(loss) available to common stockholders	$5,180	$(826)	$34,310	$(23,821)
Add back: Undistributed income allocable to participating securities	115	—	2,666	—
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(115)	—	(2,647)	—

Net income/(loss) available to common stockholders – Diluted EPS	$5,180	$(826)	$34,329	$(23,821)

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	142,070	145,564	144,445	149,886
Dilutive effect of common stock equivalents, excluding participating securities	1,072	—	1,159	—

Weighted average diluted shares, excluding participating securities (in thousands)	143,142	145,564	145,604	149,886

Diluted earnings/(loss) per share	$0.04	$(0.01)	$0.24	$(0.16)

Diluted earnings/(loss) per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the three and nine months ended September 30, 2020, there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive non-participating
common stock equivalents were 48 and 324 during the three months ended September 30, 2021 and 2020, respectively, and 130 and 441 during the nine months ended September 30, 2021 and 2020, respectively (shares herein are reported in thousands).
Potential common shares associated with the conversion option embedded in the Convertible Notes for the three and nine months ended September 30, 2021 were 1,042 and 1,140, respectively (shares herein are reported in thousands). There were no potential common shares included in weighted average diluted shares for the three and nine months ended September 30, 2020 as the Company’s average stock price during those respective periods was lower than the conversion price.
The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated
Statements
of Operations for the three and nine months ended September 30, 2021 and 2020, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Reconciliation of Weighted Average Diluted Shares (in thousands)
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	159,213	145,564	(1)	161,706	149,886	(1)
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 12)	(14,750)	—		(14,750)	—
Potentially dilutive restricted stock awards	(1,321)	—		(1,352)	—

Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	143,142	145,564		145,604	149,886

(1)
Excludes 15,307 participating securities and 5 potentially dilutive common stock equivalents for the three months ended September 30, 2020 and 14,997 participating securities and 5 potentially dilutive common stock equivalents for the nine months ended September 30, 2020, as the Company reported a net loss for the period (shares herein are reported in thousands).

20. Income Taxes
Effective Income Tax Rate – Three and Nine Months Ended September 30, 2021
The Company’s effective income tax rate during the three months ended September 30, 2021 of 7.9% resulted in income tax expense of $500. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a lower tax rate on foreign earnings and a non-taxable
gain on revaluation of deferred consideration, partly offset by higher non-deductible
compensation.
The Company’s effective income tax rate for the nine months ended September 30, 2021 of 6.7% resulted in income tax expense of $2,790. The effective income tax rate differs from the federal statutory rate of 21% primarily due to a $5,171 reduction in unrecognized tax benefits, a lower tax rate on foreign earnings and a non-taxable
gain on revaluation of deferred consideration. These items were partly offset by tax shortfalls associated with the vesting and exercise of stock-based compensation and non-deductible
executive compensation.
Effective Income Tax Rate – Three and Nine Months Ended September 30, 2020
The Company’s effective income tax rate during the three months ended September 30, 2020 of 123.7% resulted in an income tax expense of $1,408. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a non-deductible
loss on revaluation of deferred consideration. This loss was partly offset by a lower tax rate on foreign earnings.
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
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Deferred tax assets:
Capital losses	$16,368	$16,596
Accrued expenses	3,560	3,507
NOLs – Foreign	2,016	2,167
Goodwill and intangible assets	1,323	1,466
Interest carryforwards	1,223	2,235
Stock-based compensation	1,045	1,922
Unrealized losses	467	15
NOLs – U.S.	382	510
Outside basis differences	122	122
Operating lease liabilitie s	—	4,953
Othe r	315	96
Deferred tax assets	26,821	33,589

Deferred tax liabilities:
Fixed assets and prepaid assets	267	1,261
Foreign currency translation adjustment	226	293
Unremitted earnings – International subsidiaries	185	138
Right of use assets – operating leases	—	3,927
Allocated equity component of convertible notes	—	1,022

Deferred tax liabilitie s	678	6,641

Total deferred tax assets less deferred tax liabilities	26,143	26,948
Less: valuation allowance	(18,507)	(18,885)

Deferred tax assets, net	$7,636	$8,063

Net Operating and Capital Losses – U.S
.
The Company’s tax effected net operating losses (“NOLs”) at September 30, 2021 were $382 which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses were $16,368 at September 30, 2021. These capital losses expire between the years 2023 and 2025.
Net Operating Losses – International
One of the Company’s European subsidiar
ie
s generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $2,016 at September 30, 2021.
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
In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits during the three and nine months ended September 30, 2021:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2021	$27,016	$21,850	$5,166
Decrease - Lapse of statute of limitations (1)	(5,171)	(3,559)	(1,612)
Increases	39	—	39
Foreign currency translation (2)	338	273	65

Balance at March 31, 2021	$22,222	$18,564	$3,658
Increases	40	—	40
Foreign currency translation (2)	165	138	27

Balance at June 30, 2021	$22,427	$18,702	$3,725
Increases	39	—	39
Foreign currency translation (2)	(594)	(496)	(98)

Balance at September 30, 2021	$21,872	$18,206	$3,666

(1)
Recorded as an income tax benefit of $5,171 during the nine months ended
September
30, 2021, along with an equal and offsetting amount recorded in other gains and losses, net, to recognize a reduction in the indemnification asset. During the nine months ended September 30, 2020, an income tax benefit of $5,981 was recorded along with an equal and offsetting amount in other gains and losses, net.

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
The gross unrecognized tax benefits and interest and penalties totaling $21,872 at September 30, 2021 are included in other non-current
liabilities on the Company’s Consolidated Balance Sheets. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $6,995 (including interest and penalties of $2,041) in the next 12 months upon lapsing of the statute of limitations.
At September 30, 2021, there were $21,872 of unrecognized tax benefits (including interest and penalties) that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
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
The Company is not currently under audit in any other income tax jurisdictions. As of September 30, 2021, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for years before 2016.
Undistributed Earnings of Foreign Subsidiaries
ASC
740-30
Income Taxes
, provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $185 and $138 at September 30, 2021 and December 31, 2020, respectively.
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
There were no shares repurchased during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company repurchased 5,120,496 shares of its common stock under this program for an aggregate cost of $34,506.
During the three and nine months ended September 30, 2020, the Company repurchased 1,066,261 and 8,189,973 shares of its common stock, respectively, under this program for an aggregate cost of $4,535 and $30,979, respectively.
Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records. As of September 30, 2021, $17,685 remained under this program for future repurchases
.
22. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2021	$85,856
Changes	—

Balance at September 30, 2021	$85,856

Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the United Kingdom. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets (Indefinite-Lived)
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2021	$601,247
Changes	—

Balance at September 30, 2021	$601,247

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
AdvisorEngine – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine. The fair value of upfront consideration paid to the Company was $9,592. Consideration also included contingent payments totaling up to $10,408 which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. No value has been ascribed to these contingent payments at September 30, 2021 and December 31, 2020.
During the nine months ended September 30, 2020, the Company recognized an impairment of $19,672 to adjust the carrying value of its previously held financial interests in AdvisorEngine to fair value. During the three and nine months ended September 30, 2020, the Company subsequently recognized a gain of $225 and $1,093, respectively, arising from an adjustment to the estimate fair value of consideration received. These fair value adjustments were based upon the final sale terms as disclosed above.
Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WTAMC to CI Financial Corp. The Company received CDN $3,720 (USD $2,774)
in cash at closing and is entitled to additional cash consideration depending on the achievement of certain AUM growth targets as determined on the
18-
and
36-month
anniversaries of the closing date. In connection with this sale, the Company recognized a gain of
$2,877
during the nine months ended September 30, 2020 which was recorded in other losses and gains, net. This gain represented the difference between the minimum cash consideration payable to the Company and the carrying value of WTAMC’s net assets upon disposition.
During the three months ended September 30, 2021, it was determined that the Company is entitled to CDN
$3,000 (USD $2,360)
of additional cash consideration as determined on the
18-month
anniversary of the closing date, which was paid to the Company on October 4, 2021. A gain of
$787
from remeasuring the contingent payment to its realizable value was recorded in other losses and gains, net.
The Company may receive additional cash consideration of CDN $0 to $4,000 depending on the achievement of certain AUM growth targets as determined on the
36-month
anniversary of the closing date.
24. Impairments
The following table summarizes impairments recognized by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease termination – New York office (Note 13)	$9,277	$—	$9,277	$—
Fixed assets – New York office (Note 8)	6,576	—	6,576	—
Lease termination – London office (Note 13)	—	—	303	—
AdvisorEngine – Financial Interests (Note 23)	—	—	—	19,672
Thesys – Series Y Preferred (Note 4)	—	3,080	—	3,080

Total	$15,853	$3,080	$16,156	$22,752

25. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 and our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Executive Summary
Introduction
We are the only publicly-traded asset management company that focuses exclusively on exchange-traded products, or ETPs, and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $72.8 billion globally as of September 30, 2021. An ETP is a pooled investment vehicle that holds a basket of securities, financial instruments or other assets and generally seeks to track (index-based) or outperform (actively managed) the performance of a broad or specific equity, fixed income or alternatives market segment, commodity or currency (or an inverse or multiple thereof). ETPs are listed on an exchange with their shares traded in the secondary market at market prices, generally at approximately the same price as the net asset value of their underlying components. ETP is an umbrella term that includes exchange-traded funds, or ETFs, exchange-traded notes and exchange-traded commodities.
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
Digital Assets – Developments
We are executing on our digital assets initiative and have made meaningful advancements. We filed registration statements for the WisdomTree Bitcoin Trust, the WisdomTree Ethereum Trust and the WisdomTree Digital Short-Term Treasury Fund with the SEC, among other regulatory and product related digital asset advancements which we expect to communicate in the future. The WisdomTree Enhanced Commodity Strategy Fund (GCC) became the first ETF to add bitcoin futures exposure. We cross-listed our European-domiciled WisdomTree Bitcoin ETP, or BTCW, in Germany, appointed Coinbase Custody as a custodian and received approval to passport BTCW in the European Union, or EU, allowing for a wider audience to access and invest in the product. We launched a physically backed Ethereum ETP in Europe, which is also passported across the EU. We also invested in Securrency, Inc.’s Series B funding round, as we believe their team is uniquely suited to lead in blockchain-based financial and regulatory technology going forward. We also recently invested in Onramp Invest, a technology firm that provides access to digital assets for registered investment advisers. Collaborations with Onramp Invest and Federal Life Insurance Company were also announced with respect to making available WisdomTree model portfolios that include digital assets in different channels. These initiatives were undertaken in our pursuit to establish ourselves as a leader in this space.

Industry Developments
In September 2021, Senator Ron Wyden, Senate Finance Committee Chair, released draft tax legislation that would directly impact the tax treatment of ETFs. The proposed legislation would eliminate ETFs’ chief tax advantage by repealing Section 852(b)(6) of the Internal Revenue Code, which allows ETFs to redeem shares in-kind
without exposing long-term investors to capital gains on any individual security in the underlying ETF structure. We believe that ETFs are an important tool used by retail investors striving to build financial security, as well as younger investors who are participating in the financial markets for the first time. The ETF creation and redemption process ensures accurate index tracking for the benefit of all shareholders and it is the most cost-effective and tax-efficient
way to achieve this, directly benefiting the end investor. We believe that ETFs have proven to be a successful investment structure that should be protected. If eliminated, ETFs would lose a valuable benefit associated with the structure; however, overall industry growth should not be materially affected due to the other inherent benefits of ETFs – transparency and liquidity.
Termination of New York Office Lease
On September 9, 2021, we entered into a Surrender Agreement to terminate the lease for our principal executive office at 245 Park Avenue, New York, effective immediately. In consideration for the landlord’s agreement to enter into the Surrender Agreement and accelerate the expiration date of the term of the lease from August 31, 2029, we paid a termination fee of $12.7 million. As a result, we recognized a loss on the termination of a lease of $15.9 million during the three months ended September 30, 2021 which is included in impairments and was inclusive of the right-of-use
asset, leasehold improvements and fixed assets broker fees and a reduction in operating lease liabilities.
Cost savings were $0.2 million during the third quarter of 2021 and are estimated to be approximately $0.6 million during the fourth quarter of 2021 when compared to actual occupancy and depreciation expense recognized during the second quarter of 2021. Cost savings for the year ending December 31, 2022 resulting from the reduction in the New York and London office footprints are estimated to be approximately $3.5 million when compared to actual occupancy and depreciation expense recognized during the year ended December 31, 2020. Anticipated rent for new office space in New York and London with a smaller footprint is included in these estimates.
Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income, leveraged and inverse, currency, cryptocurrency and alternative strategies. The chart below sets forth the asset mix of our ETPs at September 30, 2020, June 30, 2021 and September 30, 2021:

Market Environment
During the third quarter of 2021, the U.S and Eurozone markets were flat as growth and inflation concerns arising in September erased prior gains. Emerging markets underperformed amid a sell-off
in China and concerns over continued supply chain disruptions. Gold prices also decreased modestly during the quarter.

The S&P 500 and MSCI EAFE (local currency) rose 0.6% and 1.4%, respectively, while MSCI Emerging Markets Index (U.S. dollar) weakened 8.0%, and gold prices declined 1.1% during the third quarter of 2021. In addition, the European and Japanese equities markets both appreciated with the MSCI EMU Index and MSCI Japan Index increasing 0.5% and 5.3%, respectively, in local currency terms for the quarter. Also, the U.S. dollar rose 2.3% and 2.7% versus the euro and British pound, respectively, and weakened 1.0% versus the Japanese yen during the quarter.
U.S. listed ETF Industry Flows
U.S. listed ETF industry net flows for the three months ended September 30, 2021 were $170.4 billion. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar
European ETP Industry Flows
European ETP industry net flows were $38.0 billion for the three months ended September 30, 2021. Equities and fixed income gathered the majority of those flows.

Source: Morningstar
Our Operating and Financial Results
We operate as an ETP sponsor and asset manager providing investment advisory services globally through our subsidiaries in the United States and Europe.
U.S. Listed ETFs
Our U.S. listed ETFs’ AUM decreased from $45.1 billion at June 30, 2021 to $44.7 billion at September 30, 2021 due to market depreciation, partly offset by net inflows.

European Listed ETPs
Our European listed ETPs’ AUM decreased from $28.8 billion at June 30, 2021 to $28.0 billion at September 30, 2021 primarily due to market depreciation.

Consolidated Operating Results
The following table sets forth our revenues and net income/(loss) for the most recent five quarters. Prior period amounts previously disclosed have been revised to conform with our current presentation. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

•	Revenues – We recorded operating revenues of $78.1 million during the three months ended September 30, 2021, up 22.5% from the three months ended September 30, 2020 due to higher average global AUM.

•
Operating Expenses
– Total operating expenses increased 10.0% from the three months ended September 30, 2020 to $53.9 million primarily due to higher incentive compensation and headcount, fund management and administration costs, third-party distribution fees, professional fees and sales and business development expenses, partly offset by lower occupancy expense and contractual gold payments.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration – gold payments, impairments and other gains and losses. We recognized a loss of $15.9 million upon the termination of our New York office lease during the three months ended September 30, 2021, which is included in impairments. For the three months ended September 30, 2021 and 2020, the gains/(losses) on revaluation of deferred consideration – gold payments were $1.7 million and ($8.9) million, respectively.

•
Net income
– We reported net income of $5.8 million during the three months ended September 30, 2021, compared to a net loss of $0.3 million during the three months ended September 30, 2020. The change was impacted by the $15.9 million impairment charge, the change in revenue and expenses described above and a favorable change related to the revaluation of deferred consideration – gold payments of $10.6 million.

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended

	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

GLOBAL ETPs (in millions)
Beginning of period assets	$73,944	$69,534	$57,618	$67,385	$63,532
Assets sold	—	—	—	—	(778)
Inflows/(outflows)	548	931	(485)	2,758	(900)
Market appreciation/(depreciation)	(1,709)	3,483	3,622	2,644	(783)
Fund closures	—	(4)	(46)	(4)	(362)

End of period assets	$72,783	$73,944	$60,709	$72,783	$60,709

Average assets during the period	$74,563	$73,652	$61,200	$72,599	$59,020
Average ETP advisory fee during the period	0.41%	0.40%	0.41%	0.41%	0.41%
Revenue days	92	91	92	273	274
Number of ETPs—end of period	322	318	305	322	305
U.S. LISTED ETFs (in millions)
Beginning of period assets	$45,129	$42,163	$31,362	$38,517	$40,600
Inflows/(outflows)	612	1,130	575	3,085	(2,172)
Market appreciation/(depreciation)	(999)	1,836	1,373	3,140	(4,994)
Fund closures	—	—	—	—	(124)

End of period assets	$44,742	$45,129	$33,310	$44,742	$33,310

Average assets during the period	$44,508	$44,184	$33,003	$43,466	$33,534
Number of ETFs – end of the period	73	73	67	73	67
EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$28,815	$27,371	$26,256	$28,868	$22,932
Assets sold	—	—	—	—	(778)
Inflows/(outflows)	(64)	(199)	(1,060)	(327)	1,272
Market appreciation/(depreciation)	(710)	1,647	2,249	(496)	4,211
Fund closures	—	(4)	(46)	(4)	(238)

End of period assets	$28,041	$28,815	$27,399	$28,041	$27,399

Average assets during the period	$29,055	$29,468	$28,197	$29,134	$25,486
Number of ETPs—end of period	249	245	238	249	238
PRODUCT CATEGORIES (in millions)
Commodity & Currency
Beginning of period assets	$24,772	$23,657	$24,246	$25,880	$20,073
Inflows/(outflows)	(249)	(318)	(1,112)	(1,227)	767
Market appreciation/(depreciation)	(697)	1,433	2,042	(827)	4,336

End of period assets	$23,826	$24,772	$25,176	$23,826	$25,176

Average assets during the period	$24,859	$25,577	$25,949	$25,244	$23,132
U.S. Equity
Beginning of period assets	$21,285	$20,018	$13,997	$18,367	$17,732
Inflows/(outflows)	351	190	897	759	370
Market appreciation/(depreciation)	(253)	1,077	718	2,257	(2,490)

End of period assets	$21,383	$21,285	$15,612	$21,383	$15,612

Average assets during the period	$21,793	$20,983	$15,160	$20,699	$14,833
International Developed Market Equity
Beginning of period assets	$10,792	$9,989	$8,843	$9,408	$13,018
Inflows/(outflows)	404	399	(586)	820	(2,649)
Market appreciation/(depreciation)	(16)	404	363	952	(1,749)

End of period assets	$11,180	$10,792	$8,620	$11,180	$8,620

Average assets during the period	$11,146	$10,526	$8,834	$10,488	$9,693
Emerging Market Equity
Beginning of period assets	$11,519	$10,477	$5,413	$8,539	$6,400
Inflows/(outflows)	(149)	531	257	2,044	301
Market appreciation/(depreciation)	(704)	511	309	83	(722)

End of period assets	$10,666	$11,519	$5,979	$10,666	$5,979

Average assets during the period	$11,038	$11,012	$5,917	$10,642	$5,656

	Three Months Ended			Nine Months Ended

	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Fixed Income
Beginning of period assets	$3,441	$3,246	$3,507	$3,308	$3,565
Inflows/(outflows)	115	168	76	293	39
Market appreciation/(depreciation)	(26)	27	23	(71)	2

End of period assets	$3,530	$3,441	$3,606	$3,530	$3,606

Average assets during the period	$3,502	$3,337	$3,581	$3,358	$3,571
Leveraged & Inverse
Beginning of period assets	$1,693	$1,521	$1,344	$1,477	$1,133
Inflows/(outflows)	42	(2)	(10)	35	374
Market appreciation/(depreciation)	(69)	174	89	154	(84)

End of period assets	$1,666	$1,693	$1,423	$1,666	$1,423

Average assets during the period	$1,717	$1,666	$1,476	$1,646	$1,260
Cryptocurrency
Beginning of period assets	$229	$377	$15	$167	$1
Inflows/(outflows)	12	8	15	56	28
Market appreciation/(depreciation)	54	(156)	3	72	4

End of period assets	$295	$229	$33	$295	$33

Average assets during the period	$277	$300	$27	$280	$13
Alternatives
Beginning of period assets	$198	$227	$225	$215	$358
Inflows/(outflows)	22	(39)	(4)	(17)	(99)
Market appreciation/(depreciation)	2	10	8	24	(30)

End of period assets	$222	$198	$229	$222	$229

Average assets during the period	$214	$231	$226	$223	$260
Closed ETPs
Beginning of period assets	$15	$22	$28	$24	$1,252
Assets sold	—	—	—	—	(778)
Inflows/(outflows)	—	(6)	(18)	(5)	(31)
Market appreciation/(depreciation)	—	3	67	—	(50)
Fund closures	—	(4)	(46)	(4)	(362)

End of period assets	$15	$15	$31	$15	$31

Average assets during the period	$17	$20	$30	$20	$602

Headcount:	235	227	211	235	211
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Selected Operating and Financial Information

	Three Months Ended September 30,		Change	Percent Change
Global AUM (in millions)	2021	2020

Average global AUM	$74,563	$61,200	$13,363	21.8%

Operating Revenues (in thousands)
Advisory fees (1)	$76,400	$63,028	$13,372	21.2%
Other income	1,712	721	991	137.4%

Total revenues	$78,112	$63,749	$14,363	22.5%

(1)
Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Average Global AUM
Our average global AUM increased 21.8% from $61.2 billion at September 30, 2020 to $74.6 billion at September 30, 2021 due to market appreciation and net inflows.
Operating Revenues
Advisory fees
Advisory fee revenues increased 21.2% from $63.0 million during the three months ended September 30, 2020 to $76.4 million in the comparable period in 2021 due to higher average global AUM. Our average global advisory fee was 0.41% during both the three months ended September 30, 2020 and September 30, 2021.
Other income
Other income increased 137.4% from $0.7 million during the three months ended September 30, 2020 to $1.7 million in the comparable period in 2021 primarily due to higher fees associated with our European listed products.
Operating Expenses

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2021	2020

Compensation and benefits	$22,027	$19,098	$2,929	15.3%
Fund management and administration (1)	15,181	14,328	853	6.0%
Marketing and advertising	2,925	2,996	(71)	(2.4%)
Sales and business development	2,935	2,386	549	23.0%
Contractual gold payments	4,250	4,539	(289)	(6.4%)
Professional fees	1,583	950	633	66.6%
Occupancy, communications and equipment	1,163	1,611	(448)	(27.8%)
Depreciation and amortization	185	253	(68)	(26.9%)
Third-party distribution fees	1,873	1,233	640	51.9%
Other	1,787	1,611	176	10.9%

Total operating expenses	$53,909	$49,005	$4,904	10.0%

	Three Months Ended September 30,
As a Percent of Revenues:	2021	2020

Compensation and benefits	28.3%	30.0%
Fund management and administration (1)	19.4%	22.5%
Marketing and advertising	3.7%	4.7%
Sales and business development	3.8%	3.8%
Contractual gold payments	5.4%	7.1%
Professional fees	2.0%	1.5%
Occupancy, communications and equipment	1.5%	2.5%
Depreciation and amortization	0.2%	0.4%
Third-party distribution fees	2.4%	1.9%
Other	2.3%	2.5%

Total operating expenses	69.0%	76.9%

(1)
Fund management and administration expenses previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Compensation and benefits
Compensation and benefits expense increased 15.3% from $19.1 million during the three months ended September 30, 2020 to $22.0 million in the comparable period in 2021 due to higher incentive compensation and headcount. Headcount was 211 and 235 at September 30, 2020 and September 30, 2021, respectively.
Fund management and administration
Fund management and administration expense increased 6.0% from $14.3 million during the three months ended September 30, 2020 to $15.2 million in the comparable period in 2021 due to higher average global AUM.
Marketing and advertising
Marketing and advertising expense was essentially unchanged from the three months ended September 30, 2020.
Sales and business development
Sales and business development expense increased 23% from $2.4 million during the three months ended September 30, 2020 to $2.9 million in the comparable period in 2021 primarily due to higher spending on conferences and sales tools.
Contractual gold payments
Contractual gold payments expense decreased 6.4% from $4.5 million during the three months ended September 30, 2020 to $4.3 million in the comparable period in 2021. This expense was associated with the payment of 2,375 ounces of gold and was calculated using the average daily spot price of $1,911 and $1,789 per ounce during the three months ended September 30, 2020 and 2021, respectively.
Professional fees
Professional fees increased 66.6% from $1.0 million during the three months ended September 30, 2020 to $1.6 million in the comparable period in 2021 due to spending related to our digital assets initiative.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 27.8% from $1.6 million during the three months ended September 30, 2020 to $1.2 million in the comparable period in 2021 as we exited our New York office and reduced our office footprint in Europe.
Depreciation and amortization
Depreciation and amortization expense decreased 26.9% from 0.3 million during the three months ended September 30, 2020 to 0.2 million in the comparable period in 2021 due to write-off
of fixed assets related to the exit of our New York office.

Third-party distribution fees
Third-party distribution fees increased 51.9% from $1.2 million during the three months ended September 30, 2020 to $1.9 million in the comparable period in 2021 primarily due to higher AUM in Latin America resulting in higher fees paid to our third-party marketing agent.
Other
Other expenses were essentially unchanged from the three months ended September 30, 2020.
Other Income/(Expenses)

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2021	2020

Interest expense	$ (3,729)	$ (2,511)	$ (1,218)	48.5%
Gain/(loss) on revaluation of deferred consideration – gold payments	1,737	(8,870)	10,607	n/a
Interest income	689	111	578	520.7%
Impairments	(15,853)	(3,080)	(12,773)	414.7%
Other losses and gains, net	(714)	744	(1,458)	n/a

Total other expenses, net	$ (17,870)	$ (13,606)	$ (4,264)	31.3%

	Three Months Ended September 30,
As a Percent of Revenues:	2021	2020

Interest expense	(4.8%)	(4.0%)
Gain/(loss) on revaluation of deferred consideration – gold payments	2.2%	(13.9%)
Interest income	0.9%	0.2%
Impairments	(20.3%)	(4.8%)
Other losses and gains, net	(0.9%)	1.2%

Total other expenses, net	22.9%	(21.3%)

Interest expense
Interest expense increased 48.5% from $2.5 million during the three months ended September 30, 2020 to $3.7 million in the comparable period in 2021 due to a higher level of debt outstanding, partly offset by a lower effective interest rate. Our effective interest rate during the three months ended September 30, 2020 and 2021 was 6.3% and 4.6%, respectively.
Gain/(loss) on revaluation of deferred consideration
We recognized a loss on revaluation of deferred consideration of ($8.9) million during the three months ended September 30, 2020 as compared to a gain of $1.7 million gain during the three months ended September 30, 2021. The gain in the current quarter was due to lower forward-looking gold prices. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 520.7% from $0.1 million during the three months ended September 30, 2020 to $0.7 million in the comparable period in 2021 due to an increase in our securities owned.
Impairment
During the three months ended September 30, 2021, we recognized a loss of $15.9 million upon the termination of our New York office lease, which is included in impairments. The impairment was inclusive of the write-off
of the
right-of-use
asset, leasehold improvements and fixed assets, broker fees and a reduction in operating lease liabilities.
During the three months ended September 30, 2020, we recognized a non-cash
impairment charge of $3.1 million related to our investment in Thesys Group, Inc.

Other losses and gains, net
Other losses and gains, net were $0.7 million and ($0.7) million during the three months ended September 30, 2020 and 2021, respectively. The three months ended September 30, 2021 includes losses on our securities owned of $1.3 million and a gain of $0.8 million related to the remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business. Included in the three months ended September 30, 2020, is a gain of $0.2 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.
Income taxes
Our effective income tax rate for the three months ended September 30, 2021 of 7.9% resulted in income tax expense of $0.5 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a lower tax rate on foreign earnings and a non-taxable
gain on revaluation of deferred consideration, partly offset by higher non-deductible
compensation.
Our effective income tax rate for the three months ended September 30, 2020 of 123.7% resulted in an income tax expense of $1.4 million. Our effective income tax rate differs from the federal statutory tax rate of 21% due to a non-deductible
loss on revaluation of deferred consideration. This loss was partly offset by a lower tax rate on foreign earnings.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Selected Operating and Financial Information

	Nine Months Ended September 30,		Change	Percent Change
Global AUM (in millions)	2021	2020

Average global AUM	$72,599	$59,020	$13,579	23.0%

Operating Revenues (in thousands)
Advisory fees (1)	$220,611	$181,697	$38,914	21.4%
Other income	4,532	2,563	1,969	76.8%

Total revenues	$225,143	$184,260	$40,833	22.2%

(1)
Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Average Global AUM
Our average global AUM increased 23.0% from $59.0 billion at September 30, 2020 to $72.6 billion at September 30, 2021 arising from market appreciation and net inflows.
Operating Revenues
Advisory fees
Advisory fee revenues increased 21.4% from $181.7 million during the nine months ended September 30, 2020 to $220.6 million in the comparable period in 2021 due to higher average global AUM. Our average global advisory fee was 0.41% during both the nine months ended September 30, 2020 and September 30, 2021.
Other income
Other income increased 76.8% from $2.6 million during the nine months ended September 30, 2020 to $4.5 million in the comparable period in 2021 primarily due to higher fees associated with our European listed products.

Operating Expenses

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2021	2020

Compensation and benefits	$64,985	$53,848	$11,137	20.7%
Fund management and administration (1)	43,495	41,785	1,710	4.1%
Marketing and advertising	9,525	7,413	2,112	28.5%
Sales and business development	7,239	7,984	(745)	(9.3%)
Contractual gold payments	12,834	12,362	472	3.8%
Professional fees	5,517	3,580	1,937	54.1%
Occupancy, communications and equipment	3,904	4,805	(901)	(18.8%)
Depreciation and amortization	693	760	(67)	(8.8%)
Third-party distribution fees	5,346	3,928	1,418	36.1%
Acquisition and disposition-related costs	—	416	(416)	(100.0%)
Other	5,110	5,204	(94)	(1.8%)

Total operating expenses	$158,648	$142,085	$16,563	11.7%

	Nine Months Ended September 30,
As a Percent of Revenues:	2021	2020

Compensation and benefits	28.9%	29.2%
Fund management and administration (1)	19.3%	22.7%
Marketing and advertising	4.2%	4.0%
Sales and business development	3.2%	4.4%
Contractual gold payments	5.7%	6.7%
Professional fees	2.5%	2.0%
Occupancy, communications and equipment	1.7%	2.6%
Depreciation and amortization	0.3%	0.4%
Third-party distribution fees	2.4%	2.1%
Acquisition and disposition-related costs	0.0%	0.2%
Other	2.3%	2.8%

Total operating expenses	70.5%	77.1%

(1)
Fund management and administration expenses previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Compensation and benefits
Compensation and benefits expense increased 20.7% from $53.8 million during the nine months ended September 30, 2020 to $65.0 million in the comparable period in 2021 due to higher incentive compensation and headcount.
Fund management and administration
Fund management and administration expense increased 4.1% from $41.8 million during the nine months ended September 30, 2020 to $43.5 million in the comparable period in 2021 primarily due to higher average global AUM.
Marketing and advertising
Marketing and advertising expense increased 28.5% from $7.4 million during the nine months ended September 30, 2020 to $9.5 million in the comparable period in 2021 as our spending in the prior year was reduced at the onset of the
COVID-19
pandemic.
Sales and business development
Sales and business development expense decreased 9.3% from $8.0 million during the nine months ended September 30, 2020 to $7.2 million in the comparable period in 2021 primarily due to lower travel and discretionary spending resulting from the persistence of the
COVID-19
pandemic.

Contractual gold payments
Contractual gold payments expense increased 3.8% from $12.4 million during the nine months ended September 30, 2020 to $12.8 million in the comparable period in 2021. This expense was associated with the payment of 7,125 ounces of gold and was calculated using the average daily spot price of $1,735 and $1,801 per ounce during the nine months ended September 30, 2020 and 2021, respectively.
Professional fees
Professional fees increased 54.1% from $3.6 million during the nine months ended September 30, 2020 to $5.5 million in the comparable period in 2021 due to spending related to our digital assets initiative.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 18.8% from $4.8 million during the nine months ended September 30, 2020 to $3.9 million in the comparable period in 2021 as we exited our New York office and reduced our office footprint in Europe.
Depreciation and amortization
Depreciation and amortization expense decreased 8.8% from $0.8 million during the nine months ended September 30, 2020 to $0.7 million in the comparable period in 2021 due to the write-off
of fixed assets related to the exit of our New York office.
Third-party distribution fees
Third-party distribution fees increased 36.1% from $3.9 million during the nine months ended September 30, 2020 to $5.3 million in the comparable period in 2021 due to higher AUM in Latin America resulting in higher fees paid to our third-party marketing agent, as well as additional platform relationships.
Acquisition and disposition-related costs
Acquisition and disposition-related costs of $0.4 million during the nine months ended September 30, 2020 arose due to the sale of our Canadian ETF business which was completed in February 2020.
Other
Other expenses were essentially unchanged from the nine months ended September 30, 2020.
Other Income/(Expenses)

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2021	2020

Interest expense	$ (8,592)	$ (6,974)	$ (1,618)	23.2%
Gain/(loss) on revaluation of deferred consideration – gold payments	5,066	(34,436)	39,502	n/a
Interest income	1,145	393	752	191.3%
Impairments	(16,156)	(22,752)	6,596	(29.0%)
Loss on extinguishment of debt	—	(2,387)	2,387	(100.0%)
Other losses and gains, net	(6,558)	56	(6,614)	n/a

Total other expenses, net	$ (25,095)	$ (66,100)	$41,005	(62.0%)

	Nine Months Ended September 30,
As a Percent of Revenues:	2021	2020

Interest expense	(3.8%)	(3.8%)
Gain/(loss) on revaluation of deferred consideration – gold payments	2.3%	(18.7%)
Interest income	0.5%	0.2%
Impairments	(7.2%)	(12.3%)
Loss on extinguishment of debt	—	(1.3%)
Other losses and gains, net	(2.9%)	0.0%

Total other expenses, net	(11.1%)	(35.9%)

Interest expense
Interest expense increased 23.2% from $7.0 million during the nine months ended September 30, 2020 to $8.6 million in the comparable period in 2021 due to a higher level of debt outstanding in the current period. Our effective interest rate during the nine months ended September 30, 2020 and 2021 was 5.3% and 5.0%, respectively.
Gain/(loss) on revaluation of deferred consideration
We recognized a loss on revaluation of deferred consideration of ($34.4) million during the nine months ended September 30, 2020 as compared to a gain of $5.1 million during the nine months ended September 30, 2021. The gain in the current period was due to a decline in spot gold prices, partly offset by a steepening of the forward-looking gold curve. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 191.3% from $0.4 million during the nine months ended September 30, 2020 to $1.1 million in the comparable period in 2021 due to an increase in our securities owned.
Impairments
During the nine months ended September 30, 2021, we recognized a loss of approximately $16.2 million upon exiting our New York and London offices, which is included in impairments. During the nine months ended September 30, 2020, we recognized a non-cash
impairment charge of $22.8 million, including $3.1 million related to our investment in Thesys and $19.7 million related to our investment in AdvisorEngine.
Loss on extinguishment of debt
During the nine months ended September 30, 2020, we recognized a non-cash
loss on extinguishment of debt of $2.4 million arising from the acceleration of debt issuance cost amortization in connection with the termination of our former credit facility on June 16, 2020.
Other losses and gains, net
Other losses and gains, net were $0.1 million and ($6.6) million during the nine months ended September 30, 2020 and 2021, respectively. This includes a charge of $6.0 million and $5.2 million during the nine months ended September 30, 2020 and 2021, respectively, arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. During the nine months ended September 30, 2021, we also recognized losses on our securities owned of $2.2 million, a gain of $0.8 million related to the remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business and an unrealized gain of $0.4 million on our investment in Securrency. In addition, during the nine months ended September 30, 2020, we recognized a gain of $2.9 million associated with the sale of our Canadian ETF business and a gain of $1.1 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.
Income taxes
Our effective income tax rate for the nine months ended September 30, 2021 of 6.7% resulted in income tax expense of $2.8 million. Our effective income tax rate differs from the federal statutory rate of 21% primarily due to a $5.2 million reduction in unrecognized tax benefits, a lower tax rate on foreign earnings and a non-taxable
gain on revaluation of deferred consideration. These items were partly offset by tax shortfalls associated with the vesting and exercise of stock-based compensation and non-deductible
executive compensation.
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

•
Gains or losses on securities owned
: We account for our securities owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. In the third quarter of 2021, we began excluding these items when calculating our non-GAAP
financial measurements as these securities have become a more meaningful percentage of total assets and the gains and losses introduce volatility in earnings and are not core to our operating business.

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

•
Other items
: Remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business, unrealized gains recognized on our investment in Securrency, impairment charges, interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the Convertible Notes (prior to January 1, 2021, the effective date of Accounting Standards Update
2020-06,
Debt – Debt with Conversion and Other Options, Cash Conversion)
, a loss on extinguishment of debt, the release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from our debt previously outstanding in the United Kingdom, a gain arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine, a gain recognized upon the sale of our Canadian ETF business and acquisition and disposition-related costs are excluded when calculating our non-GAAP
financial measurements.

	Three Months Ended		Nine Months Ended
Adjusted Net Income and Diluted Earnings per Share:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income/(loss), as reported	$ 5,833	$ (270)	$38,610	$(22,158)
Add back: Impairments, net of income taxes (where applicable)	12,002	2,326	12,247	21,998
Deduct/Add back: (Gain)/loss on revaluation of deferred consideration	(1,737)	8,870	(5,066)	34,436
Deduct: Gain recognized upon sale of Canadian ETF business	(787)	—	(787)	(2,877)
Add back: Unrealized loss on securities owned, a fair value, net of income taxes	1,006	—	1,006	—
Deduct: Unrealized gain recognized on our investment in Securrency, net of income taxes	—	—	(284)	—
Deduct/Add back: Tax (windfalls)/shortfalls upon vesting and exercise of stock-based compensation awards	—	50	(110)	670
Add back: Loss on extinguishment of debt, net of income taxes	—	—	—	1,910
Deduct: Release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from debt previously outstanding in the United Kingdom	—	—	—	(2,842)
Add back: Interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the convertible notes, net of income taxes	—	286	—	328
Deduct: Gain arising from an adjustment to the estimated fair value of consideration received from the exit of investment in AdvisorEngine	—	(225)	—	(1,093)
Add back: Acquisition and disposition-related costs, net of income taxes	—	—	—	383

Adjusted net income	$16,317	$11,037	$45,616	$ 30,755
Deduct: Income distributed to participating securities	(538)	(556)	(1,634)	(1,663)
Deduct: Undistributed income allocable to participating securities	(1,275)	(687)	(3,422)	(1,701)

Adjusted net income available to common stockholders	$14,504	$ 9,794	$40,560	$ 27,391
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 19 to our Consolidated Financial Statements)	143,142	145,569	145,604	149,891

Adjusted earnings per share - diluted	$ 0.10	$ 0.07	$ 0.28	$ 0.18

Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2021	December 31, 2020
Balance Sheet Data (in thousands) :
Cash and cash equivalents	$127,924	$73,425
Securities owned, at fair value	119,390	34,895
Accounts receivable	32,092	29,455
Securities held-to-maturity	331	451

Total: Liquid assets	279,737	138,226
Less: Total current liabilities	(75,743)	(73,999)
Less: Regulatory capital requirement – certain international subsidiaries	(12,384)	(10,745)

Total: Available liquidity	$191,610	$53,482

	Nine Months Ended September 30,
	2021	2020
Cash Flow Data (in thousands) :
Operating cash flows (1)	$50,109	$32,129
Investing cash flows (1)	(92,467)	11,954
Financing cash flows	97,350	(55,107)
Foreign exchange rate effect	(493)	(387)

Increase/(decrease) in cash and cash equivalents	$54,499	$(11,411)

(1)
Cash flows from purchasing securities owned, at fair value of $34,683 and selling securities owned, at fair value of $18,122 during the nine months ended September 30, 2020 that were not acquired specifically for resale or associated with the Company’s business activities have been reclassified from operating activities to investing activities to conform to the current year’s presentation in the Consolidated Statements of Cash Flows. See Note 2 for additional information.

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
Cash and cash equivalents increased $54.5 million during the nine months ended September 30, 2021 due to $150.0 million of proceeds received from the issuance of the 2021 Notes, $50.1 million of net cash provided by operating activities, $11.0 million of proceeds from the sale of securities owned and $0.3 million provided by other activities. These increases were partly offset by $97.6 million used to purchase securities owned, $34.5 million used to repurchase our common stock, $14.7 million used to pay dividends on our common stock, $5.8 million used to purchase investments and $4.3 million used to pay the 2021 Note issuance costs.
Cash and cash equivalents decreased $11.4 million during the nine months ended September 30, 2020 due to $179.0 million used to repay our debt, $34.7 million used to purchase securities owned, $31.0 million used to repurchase our common stock, $15.2 million used to pay dividends on our common stock, $5.4 million used to pay the June 2020 Notes issuance costs and $0.4 million used in other activities. These decreases were partly offset by $175.3 million of proceeds from the issuance of the June 2020 Notes, $32.1 million of net cash provided by operating activities, $18.1 million of proceeds from the sale of securities owned, $16.4 million of proceeds from held-to-maturity
securities maturing or called prior to maturity, $9.6 million of proceeds from the sale of our financial interests in AdvisorEngine and $2.8 million of net proceeds from the sale of our Canadian ETF business.
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
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at September 30, 2021 was approximately $12.4 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2022, including purchases to offset future equity grants made under our equity plans.
There were no shares repurchased during the three months ended September 30, 2021. At September 30, 2021, $17.7 million remained under this program for future purchases.
Contractual Obligations
Convertible Notes
At September 30, 2021, we had $325.0 million aggregate principal amount of Convertible Notes outstanding, of which $175.0 million are scheduled to mature on June 15, 2023 and $150.0 million are scheduled to mature on June 15, 2026, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.
The Convertible Notes require cash settlement of the principal amount, while settlement of the conversion obligation in excess of the aggregate principal amount may be satisfied in either cash, shares of our common stock or a combination of cash and shares of its common stock. We currently anticipate refinancing these obligations when due.
See the section titled “Issuance of Convertible Notes” above for additional information.
Deferred Consideration – Gold Payments
Deferred consideration represents an obligation we assumed in April 2018 in connection with our acquisition of the European exchange-traded commodity, currency and leveraged and inverse business of ETFS Capital Limited. The obligation is for fixed payments to ETFS Capital Limited of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”). The present value of the deferred consideration was $225.0 million at September 30, 2021.
The Contractual Gold Payments are paid from advisory fee income generated by any of our sponsored financial products backed by physical gold with no recourse back to us for any unpaid amounts that exceed advisory fees earned.
See Note 9 to our Consolidated Financial Statements for additional information.
Operating Leases
Total future minimum lease payments with respect to our office space was $0.7 million at September 30, 2021.
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
We account for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed in ASU
2016-01,
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. See Note 7 to our Consolidated Financial Statements for information regarding a gain of $0.4 million recognized on our investment in Securrency during the nine months ended September 30, 2021.
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. The weighted average forward-looking gold price per ounce, discount rate and perpetual growth rate were $2,093, 9.0% and 1.4%, respectively, at September 30, 2021. Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration – gold payments on our Consolidated Statements of Operations.
During the three months ended September 30, 2021, we reported a gain on deferred consideration – gold payments of $1.7 million. A 1.0% increase in the weighted average forward-looking gold price per ounce would have reduced this reported gain by $1.6 million, a 1 percentage point increase in the discount rate would have increased this reported gain by $23.7 million and a 1 percentage point increase in the perpetual growth rate would have reduced this reported gain by $20.7 million. See Note 9 to our Consolidated Financial Statements for additional information.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily in WisdomTree fixed income ETFs, federal agency debt instruments, corporate bonds, money market instruments at a commercial bank and other securities which totaled $36.0 million and $139.9 million as of December 31, 2020 and September 30, 2021, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the risk factor and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item1A. “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 and our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021.
We plan to instruct trades and perform other operational processes in respect of crypto basket ETPs that we intend to launch in Europe. Operational failures could materially affect our business and harm investors in these products.
We intend to launch products indexed to baskets of cryptocurrencies in Europe. We plan to outsource the administrator, transfer agent and custodial functions for these products. While we typically outsource portfolio management services to third-party sub-advisers
for our products, in this case, we will instead act as determination agent and place buy and sell orders directly with a broker to rebalance these crypto basket ETPs in line with the indices. These rebalances will occur either quarterly or annually depending on the product. Expanding trading volumes may increase the risk of trading errors. The failure of any of our vendors to provide us and our products with the outsourced services and our failure to correctly place trade orders could lead to operational issues and result in financial loss to us and/or investors in our products.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of Unregistered Securities
None.

Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2021 to July 31, 2021	—	$—	—
August 1, 2021 to August 31, 2021	—	$—	—
September 1, 2021 to September 30, 2021	—	$—	—

Total	—	$—	—	$17,685

(1)
On April 24, 2019, our Board of Directors extended the term of our share repurchase program for three years through April 27, 2022. There were no shares repurchased during the three months ended September 30, 2021. As of September 30, 2021, $17.7 million remained under this program for future repurchases.

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
10-Q
of the Company for the three months ended September 30, 2021, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020; (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2021 and September 30, 2020 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020 (Unaudited) (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

Exhibit No.	Description

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.*)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 5 th
day of November 2021.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer)