Form 10-K
period 2021-12-31
WisdomTree Investments, Inc.
filed 2022-02-25
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates
(computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2021) was $826,206,894. At February
15
, 2022, there were
146,586,291
shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this R
e
port, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE INVESTMENTS, INC.
Form
10-K
For the Fiscal Year Ended December 31, 2021

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
In particular, forward-looking statements in this Report may include statements about:

•	the ultimate duration of the COVID-19 pandemic and its short-term and long-term impact on our business and the global economy;

•	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	whether we will experience future growth;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully implement our digital assets strategy, including WisdomTree Prime™, and achieve its objectives;

•	our ability to successfully operate and expand our business in non-U.S. markets; and

•	the effect of laws and regulations that apply to our business; and

•	actions of activist stockholders.
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
Our Company
We are an asset management company in the business of offering transparent financial exposures to our clients and are a leading global exchange traded product, or ETP, sponsor based on assets under management, or AUM, with AUM of $77.5 billion as of December 31, 2021. More recently, we have been positioning ourselves to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of decentralized finance, or DeFi, to deliver transparency, choice and inclusivity to customers and consumers around the world.
Our family of ETPs includes products that provide exposure to equities, commodities, fixed income, leveraged and inverse, currency, cryptocurrency and alternative strategies. We have launched many first-to-market
products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force.
We are at the forefront of innovation and have differentiated ourselves through continued investments in technology-enabled and research-driven solutions such as our Advisor Solutions program, which includes portfolio construction, asset allocation, practice management services and digital tools for financial advisors. We seek to usher in the next chapter of financial services by introducing new revenue streams and expanding our offerings to include a new financial services mobile application, branded WisdomTree Prime™, a digital wallet that is native to the blockchain and being developed for saving, spending and investing in both native crypto assets and tokenized versions of mainstream financial assets (e.g., blockchain enabled investment funds). We also are planning to launch asset- and fund-tokenization products beginning with a dollar token, gold token and digital short term treasury fund which will be available on multiple public and permissioned blockchains, leveraging federal and state regulated entities. As we pursue our digital assets strategy, we are embracing a concept we refer to as “responsible DeFi,” which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space.
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

Our Operating and Financial Results
We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.
Sale of our Former Canadian ETF Business
In February 2020, we completed the sale of all of the outstanding shares of our wholly-owned Canadian subsidiary, WisdomTree Asset Management Canada, Inc., or the Canadian ETF business, to CI Financial Corp. We received CDN $3.7 million (USD $2.8 million) in cash at closing and were paid CDN $3.0 million (USD $2.4 million) of additional cash consideration during the year ended December 31, 2021 based on the achievement of certain AUM growth targets as determined on the
18-month
anniversary of the closing date. We may receive additional cash consideration of CDN $0 to $4.0 million, depending on the achievement of certain AUM growth targets as determined on the
36-month
anniversary of the closing date.
Our Canadian ETF business reported operating losses during the years ended December 31, 2019 and 2020 of $2.8 million and $0.4 million, respectively.
U.S. Listed ETFs
Our U.S. listed ETFs’ AUM increased from $38.5 billion at December 31, 2020 to $48.2 billion at December 31, 2021, primarily due to net inflows and market appreciation.

International Listed ETPs
Our international listed ETPs’ AUM increased from $28.9 billion at December 31, 2020 to $29.3 billion at December 31, 2021, due to market appreciation, partly offset by net outflows.

Consolidated Operating Results
The following table sets forth our revenues and net (loss)/income for the last three years.

•
Revenues
– We recorded operating revenues of $304.3 million during the year ended December 31, 2021, up 21.8% from the year ended December 31, 2020 due to higher average AUM and a slightly higher advisory fee.

•
Expenses
– Total operating expenses increased 10.5% from the year ended December 31, 2020 to $215.3 million due to higher incentive compensation accruals and headcount, marketing expenses, professional fees, fund management and administration costs, third-party distribution fees and contractual gold payments. These increases were partly offset by lower occupancy expenses, sales and business development expenses and acquisition-related costs.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration – gold payments, impairments, loss on extinguishment of debt and other losses and gains. For the years ended December 31, 2019, 2020 and 2021, the (loss)/gain on revaluation of deferred consideration – gold payments was ($11.3) million, ($56.8) million and $2.0 million, respectively.

•
Net income/(loss)
– We reported a net loss of ($35.7) million and net income of $49.8 million during the years ended December 31, 2020 and 2021, respectively. The change was impacted by the change in revenue and expenses described above, impairment charges recorded in each year, a favorable change in the revaluation of deferred consideration – gold payments of $58.8 million and changes in other income and expense items.

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
Our Industry
We believe ETPs have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2021, aggregate AUM of ETPs globally was $8.9 trillion.
The chart below reflects the AUM of the global ETP industry since 2001:

Source: Morningstar

As of December 31, 2021, we were the fifteenth largest ETP sponsor globally based on AUM.

GLOBAL RANKING

Rank	ETP Sponsor	AUM (in billions)
1	iShares	$3,307
2	Vanguard	$2,212
3	State Street	$1,195
4	Invesco	$479
5	Charles Schwab	$272
6	Nomura	$236
7	Xtrackers	$199
8	First Trust	$152
9	Lyxor	$115
10	Nikko AM	$111
11	Daiwa	$106
12	UBS	$102
13	Amundi	$100
14	JPMorgan	$80
15	WisdomTree	$77
Source: Morningstar
ETFs have become more popular among a broad range of investors as they come to understand the benefits of ETFs and use them for a variety of purposes and strategies, including low-cost
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
redemptions in which
low-cost
securities are transferred out of the ETF in exchange for fund shares in a non-taxable
transaction. By using this process, ETFs can avoid the transaction fees and tax impact incurred by mutual funds that sell securities to generate cash to pay out redemptions. See “U.S. Regulation” for a discussion about draft tax legislation proposed in 2021 that would eliminate this chief tax advantage.

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
Low-cost
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

The ETF sector of the asset management industry continues to demonstrate that it is favored among investors. According to Morningstar Direct, from January 1, 2019 through December 31, 2021, equity ETFs have generated positive inflows of approximately $1.5 trillion, while long-term equity mutual funds have generated positive inflows of approximately $89 billion. In addition, ETF fixed income flows are benefiting from a broader range of investors gravitating toward fixed income products in the ETF structure. We believe this trend is due to the inherent benefits of ETFs – transparency, liquidity and tax efficiency.
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

•
Innovative product offerings
. ETPs are now available for virtually every asset class including equities, fixed income, commodities, alternative strategies, leveraged-and-inverse,
currencies and cryptocurrencies (with greater access in markets outside the U.S.). However, we believe that there remain substantial areas for sponsors to continue to innovate, including cryptocurrency, liquid alternative, thematic and ESG strategies. We also believe the further expansion of ETPs will fuel additional growth and investments from investors who typically access these products through hedge funds, separate accounts, stock investments or the futures and commodity markets.

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

Our Competitive Strengths

•
Well-positioned in large and growing markets
.
We believe that ETPs are well positioned to grow significantly faster than the asset management industry as a whole, making our focus on ETPs an advantage over traditional asset management firms. We are also expanding our offerings to include asset- and fund-tokenization products beginning with a dollar token, gold token and digital short term treasury fund which will be available on multiple public and permissioned blockchains, leveraging federal and state regulated entities. Being a first mover, or one of the first providers of products in a particular asset class, can be a significant advantage. We believe that our early leadership in a number of asset classes positions us well to maintain a leadership position.

•
Strong, seasoned and creative management team
. We have built a strong and dedicated senior leadership team. Most of our leadership team has significant ETP or financial services industry experience in fund operations, regulatory and compliance oversight, product development and management or marketing and communications. We also continue to expand our global digital assets team, which is focused on growing existing and developing new investment products, indexes and strategies that provide exposure to digital assets, along with new blockchain-enabled products and services across global markets. Whether through ETPs, digital assets or decentralized finance, we will continue to be a trusted provider of innovative products and services guided by proactive engagement and regulatory collaboration. We believe our team has demonstrated an ability to innovate as well as recognize and respond to market opportunities and effectively execute our strategy and has a proven track record including developing an ETP sponsor from the ground up despite significant competitive regulatory and operational barriers.

•
Strong performance
. We create our own indexes, most of which weight companies in our equity ETFs by a measure of fundamental value and are rebalanced annually. By contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. We also offer actively managed ETFs, as well as ETFs based on third-party indexes. In evaluating the performance of our U.S. listed equity, fixed income and alternative ETFs against actively managed and index based mutual funds and ETFs, 87% of the $48 billion invested in our U.S. listed ETFs covered by Morningstar and 69% (43 of 62) of our U.S. listed ETFs covered by Morningstar as of December 31, 2021 outperformed their comparable Morningstar average since inception. In addition, 23 of our U.S. listed ETFs and UCITS products are rated
4-
or
5-star
by Morningstar.

•
Differentiated product set, powered by innovation and performance
. Our products span a variety of traditional and high growth asset classes covering equity, commodity, fixed income, leveraged and inverse, currency, cryptocurrency and alternative strategies, and include both passive and actively managed funds. Our innovations include launching the following industry firsts:

•
the first gold and oil ETPs via our acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse
business of ETFS Capital Limited, or ETFS Capital. Throughout this Report, we refer to the acquired business as ETFS and the acquisition as the ETFS Acquisition;

•	the first ETF to add bitcoin futures exposure;

•	the first emerging markets small-cap equity ETF;

•	the first actively managed currency ETF;

•	the first ETF to provide investors with access to the Additional Tier 1 Contingent Convertible, or CoCo, bond market;

•	one of the first international local currency denominated fixed income ETFs;

•	the first managed futures strategy ETF;

•	the first currency hedged international equity ETFs in the U.S.;

•	the first 90/60 balanced ETF;

•	the first multifactor ETFs incorporating dynamic currency hedging as a factor; and

•	the first smart beta corporate bond suite.
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

•
Extensive marketing, research and sales efforts
. We have invested significant resources to establish the WisdomTree brand and to promote our products through online and television targeted advertising, social media, as well as through our public relations efforts. Close to half of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisors, independent advisory firms and institutional investors who invest in our ETPs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisors and institutional investors and we believe that by strategically aligning these advisor relationships and marketing campaigns with targeted research and sales initiatives and products that align with market sentiment, we differentiate ourselves from our competitors.

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

Our Growth Strategies
We are a leading global ETP sponsor based on assets under management, with AUM of $77.5 billion as of December 31, 2021. More recently, we have been positioning ourselves to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of DeFi to deliver transparency, choice and inclusivity to customers and consumers around the world. DeFi generally refers to the shift or transition from a centralized financial infrastructure reliant or dependent on central authorities, institutions and intermediaries to a more decentralized financial infrastructure facilitating peer-to-peer
transactions that are less reliant or dependent on central authorities, institutions and intermediaries. We believe DeFi also encompasses characteristics including the use of blockchain technology, immutability, interoperability and/or programmability whether provided through assets or services. We are embracing a concept we refer to as “responsible DeFi,” which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space by building DeFi principles into the existing financial ecosystem in a responsible way. We believe our expansion into digital assets will complement our existing core competencies in a holistic manner, diversify our revenue streams and contribute to our growth. Our strategy includes the following:

•
Establish ourselves as a leader in digital assets.
We continue to make progress and pursue our initiatives in connection with our digital assets business in order to establish ourselves as a leader in the digital assets industry. Developments related to our digital assets business include the following:

•
we are continuing to develop a new financial services mobile application, branded WisdomTree Prime
™
, which provides access to a digital wallet that is native to the blockchain aimed at providing customers and consumers with the ability to save, spend and invest in a variety of digital assets, including native crypto assets, tokenized versions of mainstream financial assets and blockchain enabled funds;

•
we developed the RWM WisdomTree Crypto Index, which offers digital assets exposure to separately managed accounts through our collaboration with Ritholtz Wealth Management LLC, OnRamp Invest, LLC and Gemini Trust Company, LLC;

•	we launched five crypto ETPs in Europe, including a bitcoin and ether ETP as well as three crypto asset basket ETPs;

•
the WisdomTree Enhanced Commodity Strategy Fund (GCC) became the first U.S. listed ETF to add bitcoin futures exposure with inclusion of up to 5% bitcoin futures allocation, and the WisdomTree Managed Futures Fund (WTMF) subsequently added bitcoin futures exposure, also with inclusion of up to 5% bitcoin futures allocation;

•
we launched the WisdomTree +Crypto Model Portfolios to serve as an educational resource for advisors through our collaboration with Onramp Invest and Gemini, as well as supported a new digital asset variable annuity product by Federal Life through the development of our +Crypto model portfolio;

•
we completed investments in Securrency, Inc., a blockchain-based financial services infrastructure provider for regulated funds and tokenized assets, and Onramp Invest, a technology firm that provides access to digital assets for registered investment advisers;

•	we filed registration statements with the SEC for the WisdomTree Bitcoin Trust, the WisdomTree Ethereum Trust and the WisdomTree Digital Short-Term Treasury Fund;

•
we made various other digital asset and blockchain-related regulatory filings and have applications pending in the U.S. as we position ourselves to become a leader in asset tokenization and blockchain enabled funds, including through federal and state regulated entities; and

•
we hired a dedicated team across the U.S., U.K, and Ireland focused exclusively on technology, compliance, legal, product, marketing, research and education related to digital assets, DeFi and blockchain technology.

•
Launch innovative new ETPs that diversify our product offerings and revenues
. We have launched many
first-to-market
ETFs in the U.S. and pioneered alternative weighting and performance methods we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Our growth plan includes the following:

•	target 20 to 30 new global product launches with a focus on core, crypto, tactical, thematic and ESG exposures; and

•
to be a leader in the ESG space. Our ESG offerings include our ex-state-owned
methodology which supports our conviction that government-owned companies, particularly in emerging markets, can often have a negative impact on long-term performance. We offer three distinct ex-state-owned
approaches in emerging markets. We also offer broad-based U.S. equity strategies through three products that combine the potential performance benefits of our multifactor methodology with ESG attributes to meet investors’ evolving needs. Our AUM in these products totaled $5.0 billion at December 31, 2021, ranking us sixth in the U.S. by ESG assets under management. In 2021, we also launched our ESG model portfolios, our first models with explicit and specific ESG objectives split roughly between the demographic and social shift and environmental pressures families.

•
Foster deeper relationships through technology-enabled and research-driven solutions
.
We believe that technology is altering the way financial advisors conduct business. Our award-winning Advisor Solutions platform and our Model Adoption Center, or the MAC, is focused on providing technology-enabled and research-driven solutions to help financial advisors address technology challenges and grow and scale their businesses.

The Advisor Solutions program includes:

•
access to over 30 model portfolios, which are currently available on a number of platforms, including TD Ameritrade, Merrill Lynch, Morgan Stanley Envestnet, 55ip and others. Our model portfolios are a natural extension of our research capabilities and provide advisors access to an open-architecture approach, a tenured team and a firm dedicated to innovation and value creation. As part of this initiative, we launched two of our model portfolios in collaboration with Professor Jeremy Siegel;

•
portfolio construction services such as our award-winning Digital Portfolio Developer, an enhanced portfolio construction tool that assists financial advisors in analyzing an existing investment portfolio by examining the data and providing alternative portfolio approaches to consider in seeking to improve outcomes based on different measures;

•	wealth investment research and ETF education; and

•	practice management resources, including access to thought leaders in behavioral finance, leadership, and transforming wealth management technology.

•
Deepen relationships with distribution platforms
.
We maintain relationships with certain distribution platforms that allow commission free trading of our ETFs. These relationships are beneficial to us as they provide greater marketing privileges and access to the platforms’ advisors. As financial advisors continue to migrate away from mutual funds, we use our expertise in ETFs to build new relationships and educate advisors about the benefits of ETFs. Some of these relationships that exist today are with LPL Financial, BNY Mellon/Pershing, Raymond James, Cetera, Swissquote and others.

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
Employee Profile
At December 31, 2021, we had 241 full-time employees globally, consisting of 150 in the U.S. and 91 in Europe. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.
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
Our Women’s Initiative Network, or WIN, is an
employee-led
network designed to provide opportunities and support from all genders for women at WisdomTree; career development and professional training opportunities; and female empowerment and leadership within the organization. Since its inception in 2019, WIN has held several successful global events including a panel discussion on women in the workforce featuring notable guest speakers; an interactive seminar on negotiation skills; workshops and coaching sessions to enhance confidence to speak up; and various roundtable forums, informal coffee catch-ups,
weekly internal “spotlight” newsletters to increase visibility and raise the profile of our female employees and virtual social gatherings to promote connectivity and increase engagement while working remotely.
We pride ourselves on the diversity of our employee base globally, inclusive of gender, race, ethnicity, age, gender identity, gender expression and sexual orientation, and seek to continuously strengthen our commitment to diversity, equity and inclusion, or DEI. In 2020, we partnered with a third-party consulting firm to assist us in developing a DEI strategic plan. The objectives of this plan include driving clarity and accountability around our commitment to fostering an inclusive culture where employees feel empowered to do their best work; building trust across differences to ensure employees feel a sense of community and belonging; providing clear paths for growth and development opportunities; and encouraging diverse voices and perspectives. In addition, we have established a global DEI Council of senior leaders and employees to provide oversight and guidance as we implement programs contemplated by our strategic plan to increase diversity and promote inclusion. In 2021, the DEI Council assessed the current state of diversity across the firm, launched a monthly internal newsletter to promote discussions about topics that fall under the DEI umbrella, collaborated with WIN to host a roundtable about authenticity in the workplace, and worked to raise awareness about career advancement opportunities available to employees.
Employee Wellness, Health and Safety
The wellbeing of our employees is a primary focus. In response to the
COVID-19
pandemic, we established a committee that led a coordinated strategy and acted quickly, implementing significant changes across the organization to protect our people. Our entire global workforce transitioned seamlessly and has been working remotely and successfully throughout the pandemic. We continue to provide frequent communications to keep our employees informed about health, safety and remote working logistics and offer expanded health, wellness and other benefits. For example, we support employees with their information technology needs, provide a monthly stipend to cover remote work-related business expenses and provide guidance for managers to ensure that employees remain connected and maintain physical, mental and emotional wellbeing. We also offer numerous wellness programs including meditation and yoga classes, health webinars, a weekly wellness newsletter and access to mental health professionals and other resources. We also offer flexible paid time-off
and sick leave policies to provide employees additional flexibility.
As the virtual work environment has led to efficiencies, increased transparency and further collaboration throughout our business, we have adopted a “remote first” philosophy. This means that time in the office will no longer be prescribed, and individuals and teams will be empowered to determine how they work best, based on their role, while remaining accountable for achieving individual and team outcomes. This decision was made after soliciting feedback from our employees, a significant number of which were highly supportive of these plans. In keeping with remote-first, we terminated the lease for our principal executive offices in New York and will maintain a smaller office footprint in New York and London to better align with the number of employees expected to collaborate in person on any given day, while providing a space for employees to work and socialize.
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
pulse surveys on various topics.
We also believe it is important to celebrate employee and company accomplishments. In 2021, we celebrated our second annual “Team Alpha” Awards to mark significant events and successes and to recognize employees who led those successes while exhibiting extraordinary teamwork and demonstrating strong character. Over 100 nominations were submitted and narrowed down by a selection committee. The winners received a modest incentive compensation award, the opportunity to donate to a charity of their choice and to recognize other employees who assisted them.
The success of our employee engagement efforts is demonstrated by our employee retention rate of approximately 90% in 2021. We also achieved overall positive results from our 2021 global employee engagement survey, with a 100% participation rate. Additionally, in the U.S., we were named a 2021 Best Places to Work in Money Management by
Pension
 & Investments
for the second consecutive year and five years total, and were one of the top five firms within the category for managers with
100-499
employees. We were also named Best WorkPlace for
medium-sized
companies in the U.K. for a second consecutive year.
Compensation and Benefits
We are committed to rewarding and supporting our employees in order to continue to attract and retain top talent. Our incentive compensation program has been designed to reward our employees for their individual performance as well as the Company’s performance and includes various quantitative metrics and qualitative results that incentivize growth. We believe a key factor in our success has been and continues to be fostering an entrepreneurial culture where our employees act and think like our owners. As such, we believe that equity awards are an important part of our employees’ overall compensation package and that incentivizing our employees with equity aligns the interests of our employees with our stockholders. We also offer a wide array of benefits including generous healthcare coverage, paid vacation, parental, sabbatical and sick leave, life insurance, short- and long-term disability benefits and a 401(k) plan with a matching contribution of up to 50% of eligible employee contributions.
Our Product Categories
Commodity & Currency
We have an industry leading position in European listed gold and commodity products and also offer products with exposure to other precious metals and commodities such as silver and platinum, oil and energy, agriculture and broad basket commodities. Our currency products provide investors with exposure to developed and emerging markets currencies, as well as exposures to foreign currencies relative to the U.S. dollar. Total AUM of our Commodity & Currency products was $24.6 billion at December 31, 2021.
U.S. Equity
We offer equity products that provide access to the securities of large, mid and small-cap
companies located in the U.S., as well as particular market sectors and styles. Our U.S. Equity products track our own indexes, the majority of which are fundamentally weighted as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe weighting equity markets by dividends and income, rather than by market capitalization, can provide investors with better risk-adjusted returns over longer term periods in core equity exposures. Total AUM of our U.S. Equity products was $23.9 billion at December 31, 2021.
International Developed Market Equity
Our International Developed Market Equity products offer a variety of strategies including currency hedged and dynamic currency hedged products, exposures to large, mid and small-cap
companies in these markets and multifactor strategies. Total AUM of our International Developed Market Equity products was $11.9 billion at December 31, 2021.

Emerging Market Equity
Our Emerging Market Equity products provide access to exposure of large, mid and small-cap
companies located in Taiwan, China, India, Russia, South Africa, South Korea and other emerging markets regions. These products also track our own indexes, which are fundamentally weighted focusing on securities of companies that pay regular cash dividends or that have generated positive cumulative earnings over a certain period. Total AUM of our Emerging Market Equity products was $10.4 billion at December 31, 2021.
Fixed Income
Our Fixed Income products seek to enhance income potential within the fixed income universe. We offer a suite of rising rate bond products based on leading fixed income benchmarks we license from third parties. We also launched the industry’s first smart beta corporate bond suite. Other product offerings include those that seek to track a yield-enhanced index of U.S. investment grade bonds and international fixed income products which are denominated in either local or U.S. currencies. Total AUM of our Fixed Income products was $4.4 billion at December 31, 2021.
Leveraged & Inverse
We offer leveraged products which seek to achieve a return that is a multiple of the performance of the underlying index and inverse products that seek to deliver the opposite of the performance in the index or benchmark they track. Strategies span across equity, commodity, government bond and currency exposures. Total AUM of our Leveraged & Inverse products was $1.8 billion at December 31, 2021.
Cryptocurrency
Our cryptocurrency ETPs in Europe provide investors with a simple, secure and cost-efficient way to gain exposure to the price of cryptocurrencies, while utilizing the best of traditional financial infrastructure and product structuring. We offer exposures to bitcoin and ether as well as crypto asset baskets. Total AUM of our Cryptocurrency products was $0.4 billion at December 31, 2021.
Alternatives
Our Alternative products include the industry’s first managed futures strategy ETF and a global real return ETF. We also offer a dynamic long/short U.S. equity ETF, a dynamic bearish U.S. equity ETF and a collateralized put write strategy ETF on the S&P 500 index. We also intend to explore additional alternative strategy products in the future. Total AUM of our Alternative products was $0.3 billion at December 31, 2021.
Our Sales, Marketing and Research Efforts
Sales
We distribute our ETPs through all major channels within the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers. Our primary sales efforts are not directed towards the retail segment but rather are directed towards the financial or investment adviser who acts as the intermediary between the end-client
and us. We do not pay commissions, nor do we offer
12b-1
fees to financial advisors to use or recommend the use of our products.
We have developed an extensive network and relationships with financial advisors and we believe our ETPs and related research are well structured to meet their needs and those of their clients. We have taken steps to enhance and form new relationships through our Advisor Solutions program which focuses on providing technology-enabled and research-driven solutions to help financial advisors grow and scale their businesses. In addition, senior advisors of ours participate as keynote speakers in various industry and WisdomTree hosted conferences and events. Our sales professionals act in a consultative role to provide financial advisors with value-added services. We seek to consistently grow our network of financial advisors and we opportunistically seek to introduce new products and services that best deliver our investment strategies to investors through these distribution channels. We have our own team of approximately 70 sales professionals globally as of December 31, 2021.
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
Marketing
Our marketing efforts are focused on the following objectives: Increase our global brand awareness, leverage a robust-data driven digital sales experience to generate new clients and drive inflows to our products and model portfolios and retain existing clients, with a focus on cross-selling additional WisdomTree ETPs. We also anticipate launching marketing campaigns to drive awareness and user adoption for WisdomTree Prime
™
and to position ourselves to become a leader in asset tokenization and blockchain enabled funds. We pursue these objectives utilizing the following strategies:

•
Targeted advertising.
We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising to promote our ETPs runs exclusively on the cable networks CNBC and Fox Business. Television also may be utilized to promote future digital asset offerings. Also, our online advertising runs on investing or
ETF-specific
web sites, such as
www.seekingalpha.com
and
www.etfdatabase.com
using targeted dynamic and personalized ad messaging. We recently introduced Connected TV (CTV) advertising that leverages the same targeted segments of users who use CTV devices. In Europe, we filter the targeting of promotions by both region and language, focusing heavily on professional investors.

•
Media relations.
We have a full-time global corporate communications and public relations team who has established relationships with major financial media outlets. We utilize these relationships to help increase global awareness of the WisdomTree ETPs, the ETP industry in general in the United States and Europe and our digital assets efforts. Several members of our management team and multiple members of our research team are frequent market commentators and conference panelists.

•
Database Messaging Strategy
. We have a database of financial advisors to which we regularly market through a series of messages across channels (email, display, site) that are triggered based on user interest and predictive analytics, on-demand
research presentations,
ETP-specific
or educational events and presentations and market commentary from our senior investment strategy adviser, Professor Jeremy Siegel. Additionally, in the U.S., we communicate to our retail database about new product launches and provide ETF education.

•
Social media
. We have implemented a social media strategy that allows us to connect directly with financial advisors and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continually enhance our brand reputation of expertise and thought leadership in the ETP industry. For example, we have an established presence on LinkedIn, Twitter and YouTube, and our blog content is syndicated across multiple business-oriented websites. We also plan to leverage the strength and reach of our existing brand, in addition to utilizing a highly focused “test, learn, iterate” paid and social media marketing strategy to drive awareness and user adoption for WisdomTree Prime
™
.

•	Sales support . We create comprehensive materials to support our sales process including whitepapers, research reports, webinars, blogs, podcasts, videos and performance data for our products.
We will continue to evolve our marketing and communication efforts in response to changes in the ETP industry, market conditions, marketing trends and our evolving strategy around digital assets.
Research and Chief Investment Office
Our research team and chief investment office, or CIO, has four core functions: product development and oversight, investment research, model portfolio management and sales support across equities, fixed income, alternatives and asset allocation portfolios. In its index and active product development and oversight role, the group is responsible for creating the investment methodologies and overseeing the maintenance of indexes and active strategies. The team also provides a variety of investment research around these indexes and markets and manages a series of model portfolios that incorporate WisdomTree and third-party products for various investment platforms. Our research is typically academic-type research to support our products, including white papers on the strategies underlying our indexes and ETPs, investment insights on current market trends, and types of investment strategies that drive long-term performance. We distribute our research and insights through our sales professionals, online through our website and blog, targeted emails to financial advisors, or through financial media or social media outlets. Finally, the team supports our sales professionals in meetings as market experts and through custom analysis on client portfolio holdings. In addition, we consult with our senior advisers, including Professor Jeremy Siegel, on product development ideas, model collaboration and market commentaries.
Product Development
We are focused on driving continued growth through innovative product development including through our Modern Alpha approach and our digital assets long-term strategy. Modern Alpha combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective products that are built to perform. Our digital asset products, whether live or in the development stage, provide exposure to crypto assets, along with new blockchain enabled products and services such as tokenized assets and a blockchain-native wallet.
Due to our proprietary index development capabilities and a strategic focus on product development, we have demonstrated an ability to launch innovative and differentiated ETPs. When developing new products, we seek to position ourselves as first to market, offering improvement in structure or strategy relative to an incumbent product or offering some other key distinction relative to an incumbent product. In short, we want to add choice in the market and seek to introduce thoughtful investment solutions. Lastly, when launching new products, we seek to expand and diversify our overall product line.

Competition
The asset management industry is highly competitive and we face substantial competition in virtually all aspects of our business. Factors affecting our business include fees for our products, our offerings and investment performance, brand recognition, business reputation, quality of service and the continuity of our financial advisor and platform relationships. We compete directly with other ETP sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions. Many of the firms we compete with are subsidiaries of large diversified financial companies and many others are much larger in terms of AUM, years in operations and revenues and, accordingly, have much larger sales organizations and budgets. In addition, these larger competitors may attract business through means that are not available to us, including retail bank offices, investment banking, insurance agencies and broker-dealers.
The ETP industry is becoming significantly more competitive. ETPs are now available for virtually every asset class including equities, fixed income, commodities, alternative strategies, leveraged-and inverse, currencies and cryptocurrencies (with greater access to markets outside of the U.S.). Existing players have broadened their suite of products offering strategies that are, in some cases, similar to ours and large traditional asset managers are also launching ETPs, some with similar strategies as well. There remain substantial areas for sponsors to continue to innovate, including with respect to cryptocurrency, liquid alternative, thematic and ESG strategies.
Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures and commodities, but also in non-market
capitalization weighted or factor-based exposures and commodities. Fee reductions by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitors that are currently unavailable to us. Newer players have also been entering the ETP industry and frequently seek to differentiate by offering ETPs at a lower price point. Funds are being offered with fees of 20 basis points or less, which have attracted approximately 72% of the net flows globally during the last three years. However, while these low-cost
products have accumulated a significant amount of AUM recently, we estimate that these same funds represent only approximately 31% of global revenues.
Being a first mover, or one of the first providers of ETPs in a particular asset class, can be a significant advantage, as the first ETP in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive product. We believe that our early launch of products in a number of asset classes or strategies, including fundamental weighting and currency hedging, along with commodities including gold, certain fixed income, alternative and thematic categories and our ESG offerings, positions us well to maintain our standing as one of the leaders of the ETP industry. Additionally, we believe our affiliated indexing or “self-indexing” model, as well as our more recent active ETFs, enable us to launch proprietary products that do not have direct competition and are positioned to generate alpha versus benchmarks. As investors increasingly become more comfortable with the product structure, we believe there will be a greater focus on after-fee
performance rather than using ETPs primarily as
low-cost
market access vehicles. While we have selectively lowered fee rates on certain products that have yet to attain scale, and there is no assurance that we will not lower fee rates on certain products in the future, our strategy continues to include launching new funds in the same category with a differentiated exposure at a lower fee rate, rather than reducing fees on existing products with a significant amount of AUM, long performance track records, and secondary market liquidity, which continue to remain competitively priced for the value provided, among other factors. We generally believe we are well positioned from a product pricing perspective.
We also have been positioning ourselves to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of DeFi to deliver transparency, choice and inclusivity to customers and consumers around the world. Our products are expanding to include asset tokenization and blockchain enabled funds, leveraging federal and state regulated entities, and we are planning to launch a dollar token, gold token and digital short term treasury fund which we are developing with the ability to be recorded and/or transferred on multiple public and/or permissioned blockchains with interoperability between blockchains. We believe this expansion will complement our core competencies in a holistic manner, diversify our revenue streams and contribute to our growth. Competition in the digital assets industry on a global basis is increasing, ranging from large, established financial incumbents to smaller, early-stage financial technology providers and companies. There are jurisdictions with more stringent and robust regulatory and compliance requirements than others which could impact the ability of a company to compete in the digital assets industry. We are embracing a concept we refer to as “responsible DeFi” for our anticipated and expanded products and services which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space. We remain committed to being a trusted provider of innovative products and services guided by proactive engagement and continued collaboration with current and new regulators.
Our ability to successfully compete will depend largely on offering innovative products through traditional ETPs and digital asset exposures, generating strong after-fee
performance and track records, embracing regulation, developing distribution relationships, promoting thought leadership and a differentiated solutions program, building upon our brand and attracting and retaining talented sales professionals and other employees.

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

•
The Investment Company Act of 1940 (Investment Company Act)
. All of our WisdomTree U.S. listed ETFs are registered with the SEC pursuant to the Investment Company Act. These products must comply with the requirements of the Investment Company Act and other regulations related to publicly offering and listing shares, as well as requirements of Rule
6c-11,
or the ETF Rule, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure, transparency and governance. In addition, the SEC has recently finalized new rules and/or rule amendments related to valuation, fund of fund investing, derivatives and marketing/advertising, with compliance deadlines throughout 2022, and the SEC is expected to continue to propose, new and/or revised provisions under the Investment Company Act that will impact current and future ETF operations and/or investments.

•
Broker-Dealer Regulations
. Operating as an ETF sponsor in the U.S. does not require that we register with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended, or Exchange Act, nor are we a member firm of the Financial Industry Regulatory Authority, or FINRA. However, many of our employees, including all of our salespersons, are licensed with FINRA and are registered as associated persons of the distributor of the WisdomTree U.S. listed ETFs and, as such, are subject to the regulations of FINRA that relate to licensing, continuing education requirements and sales practices. FINRA also regulates the content of our marketing and sales material.

•
Internal Revenue Code
. The WisdomTree Trust generally has obligations with respect to the qualification of the registered investment companies for pass-through tax treatment under the Internal Revenue Code. In September 2021, draft tax legislation was released that would directly impact the tax treatment of ETFs. The proposed legislation would eliminate ETFs’ chief tax advantage by repealing Section 852(b)(6) of the Internal Revenue Code, which allows ETFs to redeem shares in-kind
without exposing long-term investors to capital gains on any individual security in the underlying ETF structure. We believe that ETFs are an important tool used by retail investors striving to build financial security, as well as younger investors who are participating in the financial markets for the first time. The ETF creation and redemption process ensures accurate index tracking for the benefit of all shareholders and it is the most cost-effective and tax-efficient
way to achieve this, directly benefiting the end investor. We believe that ETFs have proven to be a successful investment structure that should be protected. If eliminated, ETFs would lose a valuable benefit associated with the structure; however, overall industry growth should not be materially affected due to the other inherent benefits of ETFs – transparency and liquidity.

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
Jersey-Domiciled Issuers (Managed by WisdomTree Management Jersey Limited)
One of our subsidiaries, WisdomTree Management Jersey Limited, or ManJer, is a Jersey based management company providing investment and other management services to several Jersey-domiciled issuers, or ManJer Issuers, of exchange-traded commodities, or ETCs, each of which was established as a special purpose vehicle to issue exchange-traded securities. All ETCs are listed and marketed across the European Union, or EU, under Regulation (EU) 2017/1129 of the European Parliament and of the Council of 14 June 2017 (as amended), or the Prospectus Regulation. Since January 4, 2021, the Central Bank of Ireland, or Central Bank, approves all ETC Base Prospectuses (with the exception of WisdomTree Issuer X Limited’s prospectus which is approved by the Swedish Financial Supervisory Authority) as meeting the requirements imposed under EU law pursuant to the Prospectus Regulation. Such approval relates only to those securities to be admitted to trading on a regulated market for the purpose of Markets in Financial Instruments Directive (recast) – Directive 2014/65/EU of the European Parliament and the Council, or MiFID II, and/or which are to be offered to the public in any European Economic Area, or EEA, Member State. All ETC prospectuses (except WisdomTree Issuer X Limited’s prospectus) are also approved by the Financial Conduct Authority, or FCA, as U.K. Listing Authority, as competent authority pursuant to the U.K. version of Regulation (EU) No 2017/1129 of the European Parliament and the Council of 14 June 2017 on the form and content of such prospectuses and repealing Directive 2003/71/EC which is part of U.K. law by virtue of the European Union (Withdrawal) Act 2018, or the U.K. Prospectus Regulation. Each prospectus (except WisdomTree Issuer X Limited’s prospectus) is prepared, and a copy is sent to the Jersey Financial Services Commission, or JFSC, in accordance with the Collective Investment Funds (Certified Funds – Prospectuses) (Jersey) Order 2012. Each ManJer Issuer (other than WisdomTree Issuer X Limited) has obtained a certificate under the Collective Investment Funds (Jersey) Law 1988 (as amended), to enable it to undertake its functions in relation to its ETCs. At the request of the relevant ManJer Issuer, the Central Bank has notified the approval of the Base Prospectus in accordance with the Prospectus Regulation to other EU listing authorities, including Austria, Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Poland, Spain and Sweden, by providing them with certificates of approval attesting that the Base Prospectus has been prepared in accordance with the Prospectus Regulation. Each issuer may request the Central Bank to provide competent authorities in other EEA Member States with such certificates for the purposes of making a public offer in such Member States and/or for admission to trading of all or any securities on a regulated market. WisdomTree Issuer X Limited’s program for the issuance of WisdomTree digital securities does not constitute a collective investment fund for the purpose of the Collective Investment Funds (Jersey) Law 1988 (as amended) as it satisfies the requirements of Article 2 of the Collective Investments Funds (Restriction of Scope) (Jersey) Order 2000. A copy of WisdomTree Issuer X Limited’s prospectus has been delivered to the Registrar of Companies in Jersey in accordance with Article 5 of the Companies (General Provisions) (Jersey) Order 2002, and the Registrar has consented to its circulation. The JFSC has consented under Article 4 of the Control of Borrowing (Jersey) Order 1958 to the issue of the WisdomTree digital securities by WisdomTree Issuer X Limited. The prospectus of WisdomTree Issuer X Limited is also recognized by the Swiss Prospectus Office.

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

The ManJer Issuers are also primarily subject to the following legislation and regulatory requirements:

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

•
MIFID II
. MIFID II covers a wide range of areas that affect the relevant issuer and distributor, such as product governance, a definition of complex products which captures all physical and synthetic ETCs and the production of a document called an EMT to facilitate the dissemination of relevant information to the markets and distributors in relation to each financial product.

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

WisdomTree Issuer X Limited is also primarily subject to the following legislation and regulatory requirements:

•
The Control of Borrowing (Jersey) Order 1958
.
WisdomTree Issuer X Limited is required to comply with the obligations under the Control of Borrowing (Jersey) Order 1958 in respect of its issue of the WisdomTree digital securities.

•
The Companies (General Provisions) (Jersey) Order 2002
. WisdomTree Issuer X Limited is required to comply with the obligations under the Companies (General Provisions) (Jersey) Order 2002 in respect of its circulation of the WisdomTree digital securities prospectus.

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
The
sub-funds
are segregated portfolios, each with their own investment objective and policies and assets. Each sub-fund
has a separate approval from the Central Bank, and each is structured as an ETF. Each sub-fund
tracks a different index. The index must comply with regulatory criteria that govern, among others, the eligibility and diversification of its constituents, and the availability of information on the index such as the frequency of calculation of the index, the index’s transparency, its methodology and frequency of calculation. Each sub-fund
is listed on Euronext Dublin and has shares admitted to trading on the London Stock Exchange and, typically, on various European stock exchanges and, accordingly, is subject to the listing requirements of those exchanges.
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

•
The Irish Collective Asset-Management Vehicle Act 2015 (“ICAV Act”).
WTI is registered as an ICAV under the ICAV Act. Therefore, WTI is required to comply with various obligations under the ICAV Act such as, but not limited to, keeping proper books and records. The segregation of liability between sub-funds
means there cannot be, as a matter of Irish law, cross-contamination of liability between sub-funds.
Therefore, the insolvency of one
sub-fund
cannot affect another
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
The Central Bank, as competent authority under the Prospectus Regulation, has approved the Base Prospectus as meeting the requirements imposed under Irish and EU law pursuant to the Prospectus Regulation. Such approval relates only to ETP Securities which are to be admitted to trading on a regulated market for the purpose of MiFID II and/or which are to be offered to the public in any EEA Member State. The Base Prospectus also has been approved by the FCA as competent authority pursuant to the U.K. version of Regulation (EU) No 2017/1129 of the European Parliament and the Council of 14 June 2017 on the form and content of such prospectuses and repealing Directive 2003/71/EC which is part of U.K. law by virtue of the U.K. Prospectus Regulation.
At the request of WMAI, the Central Bank has notified the approval of the Base Prospectus in accordance with the Prospectus Regulation to the Commissione Nazionale per la Societá e la Borsa (the Italian financial supervisory authority), the Bundesanstalt für Finanzdienstleistungsaufsicht (the German Federal financial supervisory authority) and the Financial Market Authority of Austria, by providing them, inter alia
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

Regulatory Framework of the Digital Assets Business
As we continue to make progress and pursue various initiatives in connection with our digital assets business, we believe it is necessary and important to do so in compliance with applicable laws and regulations. As a result, we are actively engaged or plan to be engaged with a variety of U.S. federal and state regulators (e.g., the SEC, FINRA, New York Department of Financial Services (NYDFS) and other state regulators) to secure, as necessary, the appropriate regulatory, registration and/or licensing approvals for various business initiatives, including but not limited to: a New York state-chartered limited purpose trust company; money services and money transmitter business; broker-dealer; investment adviser; and investment funds. As we seek to expand globally, similar approvals and/or reliance on exemptions will be required in applicable foreign markets, which may also involve approvals specific to a digital asset or related business. If we are successful in securing the appropriate regulatory, registration and/or licensing approvals, or otherwise relying on, seeking or confirming exemptions therefrom, for these different initiatives in connection with our digital assets business, we will be subject to a myriad of complex and evolving global policy frameworks and associated regulatory requirements that we would need to comply, or otherwise be exempt from, in seeking to ensure our digital asset products and services are successfully brought to different markets in a compliant manner. We remain committed to being a trusted provider of innovative products and services guided by proactive engagement and regulatory collaboration.
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

ITEM 1A. RISK FACTORS
Any investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors described below in addition to the other information contained in this Report before making a decision to invest in our common stock. If any of these risks actually occur, our business, operating results, financial condition and prospects could be harmed. This could cause the trading price of our common stock to decline and a loss of all or part of your investment. Certain statements below are forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
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
Adverse market developments arising from the
COVID-19
pandemic could negatively impact our AUM, resulting in a decline in our revenues and other potential operational challenges.
Global financial markets experienced a significant decline at the onset of the
COVID-19
pandemic. While the markets have since recovered, the ultimate duration of the pandemic and its short-term and long-term impact on the global economy is unknown. Mutations in the virus and negative global economic consequences arising from the pandemic, among other factors, could have a future adverse impact on the global financial markets. Negative market reactions could negatively impact our AUM and our revenues.
In addition, key service providers of ours may be working remotely. If they were to experience material disruptions in the ability for their employees to work remotely, such as disruptions in internet-based communications systems and networks or the availability of essential goods and services such as food or power, our ability to operate our business normally could be materially adversely disrupted. Similarly, to date our own employees and, we believe, the employees of our key service providers, have not experienced a material degree of illness due to
COVID-19.
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
At December 31, 2021, approximately 48% of our AUM was concentrated in ten of our WisdomTree ETPs with approximately 19% in four of our precious metal products, 18% in three of our domestic equity ETFs, 8% in two of our emerging markets ETFs and 3% in HEDJ. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.
Declining commodity prices, and gold prices in particular, including as a result of changes in demand for commodities and gold as an investment, could materially and adversely affect our business.
At December 31, 2021, approximately 20% of our AUM were in ETPs backed by gold and approximately 12% were in ETPs backed by other commodities. Precious metals such as gold are often viewed as “safe haven” assets as they tend to attract demand during periods of economic and geopolitical uncertainty. Accommodative monetary policies are also favorable as the opportunity cost of forgoing investment in interest-bearing assets is low. Market conditions that are not conducive to investment in precious metals may lead to declining prices that are linked to our ETPs and thereby adversely affect our AUM and revenues. We cannot provide any assurance that our products backed by precious metals will benefit from favorable market conditions. In addition, changes in long-term demand cycles for commodities generally and cyclicality in demand for commodities as an investment asset, could reduce demand for certain of our products, limit our ability to successfully launch new products and also may lead to redemptions by existing investors.
Also, a portion of the advisory fee revenues we receive on our ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation (See Note 10 to our Consolidated Financial Statements). While we may readily sell the gold that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of gold and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this gold exposure.
A significant portion of our AUM is held in products with exposure to U.S. and international developed markets, and we therefore have exposure to domestic and foreign market conditions and are subject to currency exchange rate risks.
At December 31, 2021, approximately 31% and 15% of our AUM was held in products with exposure to the U.S. and international developed markets, respectively. Therefore, the success of our business is closely tied to various conditions in these markets which may be affected by domestic and foreign political, social and economic uncertainties, monetary policies conducted in these regions and other factors.
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
Several ETP sponsors with whom we directly compete continue to migrate toward offering low and no fee products targeting gains in market share. Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures and commodities, but also in non-market
capitalization weighted or factor-based exposures and commodities. Fee reductions by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitor that are unavailable to us. Newer players have also been entering the ETP industry and frequently seek to differentiate by offering ETPs at a lower price point. Funds are being offered with fees of 20 basis points or less, which have attracted approximately 72% of the net flows globally during the last three years. Fee reduction by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend.
Our competition may have greater market share, offer a broader range of products and platforms and have greater financial resources than we do. Some financial institutions operate in a more favorable regulatory environment and/or have proprietary products, sources of revenue and distribution channels, which may provide them and their investment products with certain competitive advantages, including in pricing ETPs as loss leaders. Further consolidation within the industry may also put us at a competitive disadvantage.
We believe that due to the continuing evolution of the competitive landscape described above, we may experience pressures on our pricing and market share which could reduce our revenues and profit margins.
We rely on third-party distribution channels to sell our products and increased competition, a failure to maintain business relationships and other factors could adversely impact our business
.
We rely on various third-party distribution channels, including registered investment advisors, wirehouse and institutional channels to sell our products. Increasing competition, a failure to maintain business relationships and other factors could impair our distribution capabilities and increase the cost of conducting business. In addition, several of the largest custodial platforms and online brokerage firms eliminated trading commissions for ETFs. Our arrangements with these platforms had offered us preferred or exclusive access for our products, enabling investors to purchase our products without paying commissions. Exclusivity is no longer available, and we can provide no assurance that access to new opportunities will arise. Any inability to access and successfully sell our products through our distribution channels could have a negative effect on our AUM levels and adversely impact our business.
Performance and Investment Risks
Many of our ETPs have a limited track record and poor investment performance could cause our revenues to decline.
Many of our ETPs have a limited track record upon which an evaluation of their investment performance can be made. Certain investors limit their investments to ETPs with track records of ten years or more. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all our funds are useful, compelling and differentiated investment offerings, to align our overall product line more competitively in the current ETP landscape and to reallocate our resources to areas of greater client interest. As a result, we may further adjust our product offerings, which may result in the closing of some of our ETPs, changing their investment objective or offering of new funds. The investment performance of our products is important to our success. While strong investment performance could stimulate sales of our ETPs, poor investment performance, on an absolute basis or as compared to third-party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering the AUM and reducing our revenues. Our fundamentally-weighted equity products are designed to provide the potential for better risk-adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity products may not perform well during certain shorter periods of time during different points in the economic cycle.

Operational Risks
Our international business subjects us to increased operational, regulatory, financial and other risks.
We face increased operational, regulatory, financial, compliance, reputational and foreign exchange rate risks as a result of conducting our business internationally. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our infrastructure to support our international business, could result in operational failures and regulatory fines or sanctions. If our international products and operations experience any negative consequences or are perceived negatively in
non-U.S.
markets, it may also harm our reputation in other markets, including the U.S. market.
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
In addition, any future strategic transactions may result in the issuance of a significant amount of our common stock or other securities that could be dilutive to our stockholders, require substantial borrowings, result in changes in our board composition and/or management team, that constitute a change of control of our Company, lead to significant changes in our product offering, business operations and earning and risk profiles, and/or result in a decline in the price of our common stock.
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
We instruct trades and perform other operational processes in respect of crypto basket ETPs that we have launched in Europe. Operational failures could materially affect our business and harm investors in these products.
We have launched products indexed to baskets of cryptocurrencies in Europe. We have outsourced the administrator, transfer agent and custodial functions for these products. While we typically outsource portfolio management services to third-party sub-advisers
for our products, in this case, we instead act as determination agent and place buy and sell orders directly with a broker to rebalance these crypto basket ETPs in line with the indices. These rebalances will occur either quarterly or annually depending on the product. Expanding trading volumes may increase the risk of trading errors. The failure of any of our vendors to provide us and our products with the outsourced services and our failure to correctly place trade orders could lead to operational issues and result in financial loss to us and/or investors in our products.

The uncertainty regarding the U.K.’s exit from the EU could adversely affect our business.
The U.K. left the EU on January 31, 2020, referred to as Brexit, subject to transitional arrangements which ended on December 31, 2020. On December 30, 2020, the U.K. and the EU entered into a Trade and Cooperation Agreement to regulate certain aspects of their relationship following the end of the transition period. The enactment of the European Union (Future Relationship) Act 2020 brought into effect in the U.K. certain provisions of the Trade and Cooperation Agreement. The terms of the Trade and Cooperation Agreement contemplate further agreements and amendments to be negotiated and agreed. There are legal and regulatory aspects of EU membership, such as certain financial services arrangements, which are not maintained by the Trade and Cooperation Agreement and where “equivalence” decisions have not been made and/or may be withdrawn unilaterally. While the medium to long-term consequences of the decision to leave the EU and application of the Trade and Cooperation Agreement remain uncertain, there could be short-term volatility, which could have a negative impact on general economic conditions and business and consumer confidence in the U.K., which may in turn have a negative impact elsewhere in the EU and more widely. Among other things, the U.K.’s departure from the EU and agreement of the Trade and Cooperation Agreement could lead to instability, including volatility, in the foreign exchange markets, including volatility in the value of the pound sterling or the euro. Deteriorating business, consumer or investor confidence could lead to (i) reduced levels of business activity, (ii) higher levels of default rates and impairment and (iii) mark to market losses in trading portfolios resulting from changes in credit ratings, share prices and solvency of counterparties. These changes may impact how we conduct our business across Europe. This uncertainty also could impact the broader global economy, including by reducing investor confidence and driving volatility. Such uncertainty could lead to scenarios that adversely affect our business, including our revenues, from either a decrease in the value of our AUM or from outflows from our funds due to a perceived higher exposure of our company to Brexit risk.
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
Third-Party Provider Risks
We currently depend on State Street Bank and Trust Company to provide us with critical administrative services to operate our business and our U.S. listed ETFs. The failure of State Street to adequately provide such services could materially affect our operating business and harm investors in our products.
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
We currently primarily depend on Mellon Investments Corporation, Newton Investment Management North America, LLC and Voya Investment Management Co., LLC to provide portfolio management services and other third parties to provide many critical services to operate our business and our U.S. listed ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm investors in our products.
We depend on third-party vendors to provide us with many services that are critical to operating our business, including Mellon Investments Corporation, Newton Investment Management North America, LLC and Voya Investment Management Co., LLC as
sub-advisers
providing portfolio management services; third-party providers of index calculation services for our indexes; and a distributor of our products. The failure of any of these key vendors to provide us and our products with these services could lead to operational issues and result in financial loss to us and investors in our products.

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
sub-custodian
or insurer may be inadequate.
We currently depend on Swissquote Bank Ltd and Coinbase Custody Trust LLC to provide us with critical custody services for digital currencies that back WisdomTree digital securities. The failure of Swissquote and/or Coinbase to adequately safeguard these digital assets could materially adversely affect our business and harm investors in this product.
Products that are backed by digital currencies are subject to the risks associated with the custody of digital assets, including the risk that the digital currencies or the blockchain infrastructure could be impacted by hacks or other malicious actions. WisdomTree Issuer X Limited is reliant on the security procedures and infrastructure of the custodian to safeguard the underlying digital currency cryptographic keys. There is no guarantee that the arrangements of the custodian will fully protect from loss of assets. Damage to the infrastructure or loss of these assets may render the digital currency inaccessible and adversely impact the value of an investment in digital securities. The digital currencies may also be exposed to the Internet briefly before reaching the secure accounts of the custodian. There are additional risks involved with an investment backed by digital currencies such as changes to the protocol (such as forks) which could damage the reputation of digital assets or result in losses for investors. The risks associated with digital currencies and the failure of the custodian to safeguard the underlying assets could result in financial loss to us and investors in our products and our recovery of any losses from a custodian may be inadequate.
We currently depend on R&H Fund Services (Jersey) Limited in respect of the products issued by the ManJer Issuers (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of products issued by WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WMAI and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs to provide us with critical administrative services to those products. The failure of any of those providers to adequately provide such services could materially affect our operating business and harm investors in those products.
We currently depend upon R&H Fund Services (Jersey) Limited in respect of the products issued by the ManJer Issuers (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of products issued by WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WMAI and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs, to provide fund accounting, administration and, transfer agency services, as well as custody services in the case of the WisdomTree UCITS ETFs. The failure of any service provider to successfully provide these services could result in financial loss to the products, us and investors in those products. In addition, because each of the service providers provides a multitude of important services, changing these vendor relationships would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with other vendors or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to another vendor or vendors.
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
We have developed risk management policies and procedures and we continue to refine them as we conduct our business. Many of our procedures involve oversight of third-party vendors that provide us with critical services such as portfolio management, custody, fund accounting and administration, and index calculation. However, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure. Moreover, we are subject to the risks of errors and misconduct by our employees, including fraud and non-compliance
with policies. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. Although we maintain insurance and use other traditional risk-shifting tools, such as third-party indemnification, to manage certain exposures, they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. If our policies and procedures do not adequately protect us from exposure and our exposure is not adequately covered by insurance or other risk-shifting tools, we may incur losses that would adversely affect our financial condition and could cause a reduction in our revenues as investors in our products shift their investments to the products of our competitors.
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
We are dependent upon the effectiveness of our own, and our vendors’, information security policies, procedures and capabilities to protect the technology systems used to operate our business and to protect the data that reside on or are transmitted through them. Although we and our third-party vendors take protective measures to secure information, our and our vendors’ technology systems have experienced cybersecurity threats and may still be vulnerable to unauthorized access, computer viruses or other events that could result in inaccuracies in our information or system disruptions or failures, which could materially interrupt or damage our operations. These risks may increase in the future as the Company develops and launches its mobile application. In addition, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products, which could affect our business. Any inaccuracies, delays, system failures or breaches, or advancements in technology, and the cost necessary to address them, could subject us to client dissatisfaction and losses or result in material financial loss, regulatory violations, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.

Human Capital Risks
Our ability to operate effectively could be impaired if we fail to retain or recruit key personnel.
The success of our business is highly dependent on our ability to attract, retain and motivate highly skilled, and sometimes highly specialized, employees, including in particular, operations, product development, research and sales and marketing personnel. Our U.S. employees generally may voluntarily terminate their employment at any time. The market for these individuals is extremely competitive and is likely to become more so as additional investment management firms enter the ETF industry and as the digital assets market continues to develop. Our compensation methods may not enable us to recruit and retain required personnel. For example, price volatility in our common stock may impact our ability to effectively use equity grants as an employee compensation incentive. Also, we may need to increase compensation levels, which would decrease our net income or increase our losses. If we are unable to retain and attract key personnel, it could have an adverse effect on our business, our results of operations and financial condition.
Expense and Cash Management Risks
Our expenses are subject to fluctuations that could materially affect our operating results.
Our results of operations are dependent in part on the level of our expenses and may fluctuate as a result of discretionary spending, including additional headcount, accruals for incentive compensation, marketing, advertising, sales and other expenses we incur in connection with our operations. We are also pursuing our digital assets initiative and incurred expenses of approximately $4.0 million during the year ended December 31, 2021. We are currently projecting additional spending on our digital assets initiative during 2022 ranging from $9.0 million to $14.0 million, however, actual expenses incurred and expenses in future years may ultimately exceed this estimate. Accordingly, fluctuations in our expenses could materially affect our operating results and may vary from quarter to quarter.
Legal and Regulatory Risks
Compliance with extensive, complex and changing regulation imposes significant financial and strategic costs on our business, and non-compliance
could result in fines and penalties.
Our business is subject to extensive regulation of our business and operations. One of our U.S. subsidiaries, WTAM, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act, with respect to the WisdomTree U.S. listed ETFs for which WTAM acts as investment adviser. WTAM is also a member of the NFA and registered as a commodity pool operator for certain of our ETFs. As a commodity pool operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force in the U.S. regarding our U.S. listed ETFs is subject to the regulatory authority of FINRA, and the SEC recently adopted rule amendments in seeking to modernize sales and marketing materials, which will impact such materials. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our products that invest in securities of issuers in foreign countries, in the marketing, offer and/or sales of our products in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our ETPs issued by the ManJer Issuers, UCITS ETFs and ETPs issued by WMAI. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our or our ETPs’ failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us, our personnel or our ETPs is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us or our ETPs by regulators could harm our reputation and thus result in redemptions from our products and impede our ability to retain and attract investors in WisdomTree ETPs, all of which may reduce our revenues.
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
From time to time, we may be subject to litigation. In any litigation in which we are involved, we may be forced to incur costs and expenses to defend ourselves or to pay a settlement or judgment or comply with any injunctions in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day
operations of our business, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, an unfavorable outcome in any such litigation, including claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €9.0 million ($10.2 million), could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Note 15 to our Consolidated Financial Statements for additional information.
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
Digital Assets Risks
As we endeavor to expand our digital asset product offerings and services beyond our existing ETP business, we believe the risks associated with our digital assets business include, but are not limited to, the following risks:

Outsourced service provider risks
We rely on third-party service providers in connection with different facets of our digital assets business, including but not limited to custodial arrangements, blockchain and wallet infrastructure, banking relationships, cloud computing, payment processors, data infrastructure, compliance support and product development, including mobile application development, all of which are critical to the success of our digital assets business. If any third-party service providers fail to adequately or appropriately render services to satisfy their obligations to us, or our customers or consumers on our behalf, such failure could negatively impact the success of our digital assets business. In addition, such third-party service providers may be subject to financial, legal, regulatory and labor issues, data security and cybersecurity incidents, denial-of-service
attacks, sabotage, privacy breaches or violations, fraud and other misconduct which could directly or indirectly have an impact on our digital asset products and services.
Cybersecurity risks
The use of various technologies is vital to our digital assets business and will become more prevalent which will make us more susceptible to operational and data security risks resulting from a breach in cybersecurity, including cyberattacks. A breach in cybersecurity, intentional or unintentional, may have an adverse impact on our digital assets business in many ways, including but not limited to, the loss of proprietary information, theft or corruption of data, denial-of-service
attacks on websites or network resources, and the unauthorized release or misuse of confidential information.
Regulatory risks
The digital assets industry is rapidly evolving at an unprecedented rate. There is a high degree of regulatory uncertainty associated with the digital assets industry, which means that the products and services our digital assets business provides or may provide in the future could subject us to enhanced regulatory scrutiny or otherwise materially impact the quality or nature of such products or services. The effect of any future legal or regulatory change or interpretation both domestically and internationally is unknown and such change could be substantial and adverse to our digital assets business.
In addition, we are actively engaged or plan to be engaged with a variety of U.S. federal and state regulators (e.g., the SEC, FINRA, New York Department of Financial Services (NYDFS) and other state regulators) to secure, as necessary, the appropriate regulatory, registration and/or licensing approvals for various business initiatives, including but not limited to: a New York state-chartered limited purpose trust company; money services and money transmitter business; broker-dealer; investment adviser; and investment funds. As we seek to expand globally, similar approvals and/or reliance on exemptions will be required in applicable foreign markets, which may also involve approvals specific to a digital asset or related business. If we are successful in securing the appropriate regulatory, registration and/or licensing approvals, or otherwise relying on, seeking or confirming exemptions therefrom, for these different initiatives in connection with our digital assets business, we will be subject to a myriad of complex and evolving global policy frameworks and associated regulatory requirements that we would need to comply with, or otherwise be exempt from, in seeking to ensure our digital asset products and services are successfully brought to different markets in a compliant manner. Failure to secure and/or comply with any such approvals and exemptions could have an adverse effect on our digital assets business.
Blockchain infrastructure risks
The consensus or governance mechanisms of blockchain networks are subject to change, malfunctions and may not receive sufficient support from users and miners, which could negatively impact the blockchain network’s ability to grow and respond to challenges. In addition, blockchain networks face significant challenges in connection with the volume, speed and security of transactions, the efforts of which to increase or enhance such characteristics of the blockchain network may not be successful. If the digital asset awards for verifying and confirming transactions on a blockchain network are not sufficiently high to incentivize miners, miners may cease to verify and confirm such transactions or otherwise demand higher fees, which could negatively affect the value of a digital asset.
Anti-Money Laundering (AML) risks
The decentralized infrastructure and anonymous or pseudonymous nature of digital assets could facilitate and create the opportunity for money laundering and terrorist financing activities, thereby circumventing certain anti-money laundering and counter terrorist financing laws and regulations designed to prevent financial crimes both domestically and internationally which could negatively impact our digital assets business. In addition, certain aspects of our digital assets business will have significantly greater anti-money laundering risk, including risk of fines or sanctions, than our historical ETF business due to the greater number of potential customers, which may also include customers in foreign markets considered to be higher risk and/or customer types considered to be higher risk, for which anti-money laundering and related obligations will apply.

Data privacy risks
In connection with the products or services offered by our digital assets business, we may collect, store, process, or transmit personal data of a customer or consumer to a significantly greater extent than in our historical ETF business. Any change or failure to comply with data privacy laws or regulations related to the collection, processing, use and storage of personal data could materially affect our digital assets business and overall financial health.
Other risks
The risk of loss in purchasing, selling, trading, using or holding digital assets can be substantial. The price and liquidity of digital assets may be subject to high degrees of volatility resulting in large deviations or fluctuations from normalized levels. There is also heightened custodial risks due to the unique safekeeping attributes associated with public and private keys of digital assets.
Other Company Risks
Actions of activist stockholders against us are disruptive and costly and the possibility that activist stockholders may wage proxy contests or seek representation on our board of directors could cause uncertainty about the strategic direction of our business.
On January 24, 2022, ETFS Capital and Graham Tuckwell (collectively, the “Tuckwell 13D Group”) jointly filed a statement on Schedule 13D to report that the Tuckwell 13D Group beneficially owns 15,250,000 shares of our common stock, representing approximately 10.5% of our issued and outstanding shares of common stock. Activist stockholders such as the Tuckwell 13D Group may from time to time attempt to effect changes in our strategic direction, and in furtherance thereof, may seek changes in how our company is governed.
Our board of directors and management strive to maintain constructive, ongoing communications with our stockholders, including the Tuckwell 13D Group, and welcome their views and opinions with the goal of enhancing value for all stockholders. However, an activist campaign that seeks to replace members of our board of directors or changes in our strategic direction could have an adverse effect on us because:

•
responding to actions by activist stockholders are disruptive to our operations, are costly and time-consuming, and divert the attention of our board of directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•
perceived uncertainties about our future direction as a result of changes to the composition of our board of directors or changes to our stockholder base may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners;

•
these types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•
if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

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
The market price of our common stock has been fluctuating significantly and may continue to do so, depending upon many factors, some of which may be beyond our control, including:

•	the ultimate duration of the COVID-19 pandemic and its short-term and long-term impact on our business and the global economy;

•	actions of activist stockholders taken against us which could be disruptive and costly and may cause uncertainty about the strategic direction of our business;

•	decreases in our AUM;

•	variations in our quarterly operating results;

•	differences between our actual financial operating results and those expected by investors and analysts;

•	publication of research reports about us or the investment management industry;

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
We have issued $175.0 million in aggregate principal amount of 4.25% convertible senior notes due 2023, and $150.0 million of 3.25% convertible senior notes due 2026, which we collectively refer to as the Convertible Notes. Holders of the Convertible Notes have the right to require us to repurchase their notes upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events (each, a “fundamental change”), at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, as described in the respective indentures between us and U.S. Bank National Association, as trustee. In addition, upon conversion of the Convertible Notes, we will be required to make cash payments in respect of the notes being converted as described in the indentures. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Further, if the fundamental change also constitutes a change of control under the Certificate of Designations for our Series A Preferred Stock and we are required to make other redemption payments as a result of the change of control, we would be required to satisfy that obligation before making any payments on the notes. Our failure to repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture.
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
In connection with the ETFS Acquisition, we issued 14,750 shares of preferred stock, or Preferred Shares, to ETFS Capital, which are convertible into 14,750,000 shares of our common stock, subject to certain restrictions. ETFS Capital also has redemption rights for the Preferred Shares to protect against corporate events such as our having an insufficient number of shares of authorized common stock to permit full conversion and if, upon a change of control of us, ETFS Capital does not receive the same amount per Preferred Share that it would have received had the Preferred Shares been converted prior to a change of control. Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. The redemption value of the Preferred Shares was $90.7 million at December 31, 2021.
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
ITEM 2. PROPERTIES
On September 9, 2021, we terminated the lease for our then principal executive office at 245 Park Avenue, New York, New York. Prior to terminating the lease, we had adopted a “remote first” philosophy in which employees primarily work remotely on a permanent basis. While we are in the process of searching for a new principal executive office with a reduced footprint, our virtual office is currently located at 230 Park Avenue, 3 rd
Floor West, New York, New York.
ITEM 3. LEGAL PROCEEDINGS
We may be subject to reviews, inspections and investigations by the SEC, CFTC, NFA, state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 15 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €9.0 million ($10.2 million).

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “WETF.” As of December 31, 2021, there were 233 holders of record of shares of our common stock and we believe there were approximately 14,000 beneficial owners of our common stock.
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
There were no shares repurchased during the three months ended December 31, 2021. As of December 31, 2021, $17.7 million remained under this program for future purchases.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
October 1, 2021 to October 31, 2021	—	$—	—	—
November 1, 2021 to November 30, 2021	—	$—	—	—
December 1, 2021 to December 31, 2021	—	$—	—	—

Total	—	$—	—	$17,685

On February 22, 2022, our board of directors approved an increase of $85.7 million to our share repurchase program and extended the term for three years through April 27, 2025.

ITEM 6. [RESERVED]
Not applicable.
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
Introduction
We are an asset management company in the business of offering transparent financial exposures to our clients and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $77.5 billion as of December 31, 2021. More recently, we have been positioning ourselves to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of DeFi to deliver transparency, choice and inclusivity to customers and consumers around the world.
Our family of ETPs includes providing exposure to equities, commodities, fixed income, leveraged and inverse, currency, cryptocurrency and alternative strategies. We have launched many first-to-market
products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force.
We are at the forefront of innovation and have differentiated ourselves through continued investments in technology-enabled and research-driven solutions such as our Advisor Solutions program, which includes portfolio construction, asset allocation, practice management services and digital tools for financial advisors. We seek to usher in the next chapter of financial services by introducing new revenue streams and expanding our offerings to include a new financial services mobile application, branded WisdomTree Prime
™
, a digital wallet that is native to the blockchain and being developed for saving, spending and investing in both native crypto assets and tokenized versions of mainstream financial assets (e.g., blockchain enabled investment funds). We also are planning to launch asset- and fund-tokenization products beginning with a dollar token, gold token and digital short term treasury fund which will be available on multiple public and permissioned blockchains, leveraging federal and state regulated entities. As we pursue our digital assets strategy, we are embracing a concept we refer to as “responsible DeFi,” which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space.
Executive Summary
Our business has generated significant positive momentum while executing against our long-term strategic initiatives. We have benefited from the expansion and diversification of our product line-up,
our Advisor Solutions program, investments in technology-enabled and research-driven solutions, the transformation of our distribution reach and investments in our managed models business. Our AUM as of December 31, 2021 was $77.5 billion, an all-time
high. The breadth and depth of our flows and products is increasing and we generated $4.7 billion of net inflows in 2021, representing an annualized organic growth rate of 7%. Our U.S. products have generated positive net inflows for the last six consecutive quarters. In Europe, our UCITS business has grown at an annualized organic growth rate of 105%, has generated positive net inflows for the last seven consecutive quarters and had AUM of $3.7 billion as of December 31, 2021. Revenues and operating income have increased 22% and 62%, respectively, as compared to the prior year.
We continue to pursue our digital assets initiative and believe we have made meaningful advancements. This includes: expanding our dedicated team focused on developing new investment products, indexes and strategies that provide exposure to digital assets, along with new blockchain-enabled products and services globally; the development of a new financial services mobile application, branded WisdomTree Prime
™
, a digital wallet that is native to the blockchain; launching a crypto index offering digital assets exposure to separately managed accounts in collaboration with Ritholtz Wealth Management, OnRamp Invest and Gemini; our collaboration with OnRamp Invest and Gemini to support a new digital asset variable annuity product by Federal Life through the development of our +Crypto model portfolio; the WisdomTree Enhanced Commodity Strategy Fund (GCC) becoming the first U.S. listed ETF to provide exposure to crypto assets through bitcoin futures; launching five crypto ETPs in Europe; our investments in Securrency and Onramp Invest; and various digital asset and blockchain-related regulatory filings and applications pending in the U.S. We believe our expansion into digital assets will complement our core competencies, diversify our revenue streams and contribute to our growth.

Additional business highlights include the following:

•
We were named a 2021 Best Places to Work in Money Management by
Pension
 & Investments
, for the second year in a row and 5 years total. We were one of the top five within the category for managers with
100-499
employees. We were also named Best WorkPlace for
medium-sized
companies in the U.K. for a second consecutive year.

•
We won Best Mixed-Allocation ETF Issuer ($100M+) at the ETF Express US Awards 2021 and we collected three wins at the Mutual Fund Industry and ETF Awards 2021, including Newcomer Smart-beta ETF of the Year - WisdomTree Cybersecurity Fund (WCBR), Newcomer Thematic ETF of the Year - WisdomTree Cybersecurity Fund (WCBR) and Asset Manager Website of the Year.

•
We cross-listed our European-domiciled WisdomTree Bitcoin ETP, or BTCW, in Germany, appointed Coinbase Custody as a custodian and received approval to passport BTCW in the European Union, allowing for a wider audience to access and invest in the product.

•	We launched 9 new U.S. listed ETPs and 14 new European listed ETPs.

•	We issued $150 million of convertible senior notes due 2026 and returned approximately $54.0 million to our stockholders through stock repurchases and our ongoing quarterly cash dividend.
Reduction in Office Footprint
On September 9, 2021, we terminated the lease for our principal executive office at 245 Park Avenue, New York, New York. In consideration for the landlord’s agreement to accelerate the expiration date of the term of the lease from August 31, 2029, we paid a termination fee of $12.7 million. As a result, we recognized a loss on the termination of a lease of $15.9 million which is included in impairments and was inclusive of the right-of-use
asset, leasehold improvements and fixed assets broker fees and a reduction in operating lease liabilities.
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

Source: FactSet

U.S. listed ETF Industry Flows
U.S. listed ETF net flows for the year ended December 31, 2021 were $908 billion. U.S. equity and fixed income and gathered the majority of those flows.

Source: Morningstar
International listed ETP Industry Flows
International listed ETP net flows were $190 billion for the year ended December 31, 2021. Equities and fixed income gathered the majority of those flows.

Source: Morningstar
Industry Developments
Asset Management – Consolidation
In the recent past, a number of acquisitions in the asset management industry have either been announced or completed, such as OppenheimerFunds, Wells Fargo Asset Management and Voya Financial Advisors, among others. These trends have accelerated, as fee compression, cost pressures and increased regulations have weighed on the industry, highlighting the importance of scale and operating efficiency to compete in today’s market.
Our growth strategies, including the expansion and diversification of our product line-up,
our Advisor Solutions program, investments in technology-enabled and research-driven solutions, the transformation of our distribution reach and investments in our managed models business, have been effective in creating momentum in our core business. In addition, our advancements in digital assets and our efforts to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of DeFi to deliver transparency, choice and inclusivity to customers and consumers around the world positions us well for success to grow in this competitive landscape.

Components of Operating Revenue
Advisory fees
Substantially all of our revenues are comprised of advisory fees we earn from our ETPs. These advisory fees are calculated based on a percentage of the ETPs’ average daily net assets. Our weighted average fee rates by product category are as follows:

Commodity & Currency:	37bps	Leveraged & Inverse:	87bps
International Developed Market Equity:	51bps	Fixed Income:	20bps
U.S. Equity:	32bps	Alternatives:	58bps
Emerging Market Equity:	49bps	Cryptocurrency:	96bps
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
Other income
Other income includes rebates from swap providers to our European ETPs, creation/redemption fees earned on our European non-UCITS
products and fees from licensing our indexes to third parties.
Components of Operating Expenses
Our operating expenses consist primarily of costs related to selling, operating and marketing our ETPs as well as the infrastructure needed to run our business.
Compensation and benefits
Employee compensation and benefits expenses are expensed when incurred and include salaries, incentive compensation, and related benefit costs. Virtually all of our employees receive incentive compensation that is based on our operating results as well as their individual performance. Therefore, a portion of this expense will fluctuate with our business results. To attract and retain qualified personnel, we must maintain competitive employee compensation and benefit plans. We would expect changes in employee compensation and benefits expense to be correlated with changes in our revenues and net inflows. Our compensation costs are also affected by inflationary pressures.
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
We are not responsible for extraordinary expenses, taxes and certain other expenses related to the funds.
We depend on a number of parties to provide critical portfolio management services to our ETPs. The fees we pay our sub-advisers
generally are the higher of the fixed minimums per fund, which range from $25,000 to $737,040 per year, or the percentage fee, which ranges between 0.015% and 0.200% per annum of average daily AUM at various breakpoint levels depending on the nature of the ETP. In addition, we pay certain costs based on transactions in our ETPs or based on inflow levels.
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
Contractual gold payments
Contractual gold payments expense represents an ongoing obligation requiring us to pay 9,500 ounces of gold annually from the advisory fee income we earn for managing physically backed gold ETPs. See Note 10 to our Consolidated Financial Statements for additional information.

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
Depreciation and amortization
Depreciation and amortization expense results from amortization of leasehold improvements to our office space as well as depreciation on fixed assets we purchase, which is depreciated over five to fifteen years.
Third-party distribution fees
Third-party distribution fees, which are expensed as incurred, include payments made to enable our products and models to be included on certain third-party platforms in exchange for commission-free trading or other preferential access. These expenses also include payments to our third-party marketing agents in Latin America and Israel.
Acquisition and disposition-related costs
Acquisition and disposition-related costs are principally associated with the sale of our Canadian ETF business, which was completed in February 2020.
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
Revaluation of deferred consideration – gold payments
Deferred consideration arose in connection with the ETFS Acquisition and is remeasured each reporting period using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. See Note 10 to our Consolidated Financial Statements for additional information.
Interest income
Interest income, which is recognized on an accrual basis, arises from investing our corporate cash and on notes receivable previously outstanding.
Other losses and gains, net
Included herein are gains and losses arising from our securities owned, the sale of gold earned from advisory fees paid by physically-backed gold ETPs, foreign exchange and other miscellaneous items. Also included are losses arising from the release of tax-related
indemnification assets upon the expiration of the statute of limitations, for which an equal and offsetting benefit is recognized in income tax expense.
Income Taxes
Our income tax expense consists of taxes due to federal, various state and local and certain foreign authorities.

Expense Guidance for the Year Ending December 31, 2022
Compensation Expense
Our compensation expense for the year ending December 31, 2022 is currently estimated to range from $92.0 million to $102.0 million and takes into consideration the competitive landscape, inflationary pressures and hiring both in our core business and digital assets.
Discretionary Spending
Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. We currently estimate our discretionary spending for the year ending December 31, 2022 to range from $49.0 million to $57.0 million, which presumes the pandemic dissipates and spending migrates toward pre-pandemic
levels. This range also includes spending on our digital assets initiative and is dependent on the rollout of WisdomTree Prime
™
and the launch of additional products and services.
Not included in the guidance above are any potential non-recurring expenses we may incur in response to the Schedule 13D filed with the SEC on January 24, 2022 by ETFS Capital Limited. Such expenses could be material to our results of operations for the year ending December 31, 2022.
Gross Margin
We define gross margin as total operating revenues less fund management and administration expenses.    Gross margin percentage is calculated as gross margin divided by total operating revenues. For the year ending December 31, 2022, we currently estimate that our gross margin percentage will be 81% to 82% at current AUM and revenue levels.
Contractual Gold Payments
We currently estimate our contractual gold payments expense for the year ending December 31, 2022 to be approximately $17.0 million based upon current gold prices. This expense is measured based upon actual monthly average gold prices.
Third-Party Distribution Expense
We currently estimate third-party distribution expense to be approximately $9.5 million for the year ending December 31, 2022, which assumes continued growth in Latin America and the introduction of new platforms in Europe.
Income Tax Expense
We currently estimate that our consolidated normalized effective tax rate will be approximately 21% to 22% for the year ending December 31, 2022. This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items which may arise that are not currently forecasted. Such items may include, but are not limited to, any revaluation on deferred consideration – gold payments, reductions in unrecognized tax benefits and any stock-based compensation windfalls or shortfalls. Corporate tax legislation could also impact our normalized effective tax rate.

Factors that May Impact our Future Financial Results
Our AUM is well diversified across the commodity, U.S. equity, international developed markets and emerging markets sectors. As a result, our operating results are particularly exposed to investor sentiment toward investing in these products’ strategies and our ability to maintain AUM of these products, as well as the performance of these products.
Our revenues are also highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETPs. Changes in product mix have led to a decline in our average advisory fee, which, for the years ended December 31, 2019, 2020 and 2021 were 0.44%, 0.40% and 0.41%, respectively.
The chart below sets forth the asset mix of our ETPs for the last three years:

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Years Ended December 31,
	2021	2020	2019
GLOBAL ETPs (in millions)
Beginning of period assets	$67,383	$63,532	$53,940
Assets acquired/(sold)	—	(778)	—
Inflows/(outflows)	4,660	(22)	591
Market appreciation/(depreciation)	5,454	5,013	9,272
Fund closures	(19)	(362)	(271)

End of period assets	$77,478	$67,383	$63,532

Average assets during the period	$73,436	$60,266	$59,667
Average advisory fee during the period	0.41%	0.40%	0.44%
Number of ETPs – end of the period	329	309	349
U.S. LISTED ETFs (in millions)
Beginning of period assets	$38,517	$40,600	$35,486
Inflows/(outflows)	4,950	(1,253)	(654)
Market appreciation/(depreciation)	4,758	(706)	5,858
Fund closures	(15)	(124)	(90)

End of period assets	$48,210	$38,517	$40,600

Average assets during the period	$44,335	$34,133	$38,579
Number of ETPs—end of period	75	67	80
INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$28,866	$22,932	$18,454
Assets acquired/(sold)	—	(778)	—
Inflows/(outflows)	(290)	1,231	1,245
Market appreciation/(depreciation)	696	5,719	3,414
Fund closures	(4)	(238)	(181)

End of period assets	$29,268	$28,866	$22,932

Average assets during the period	$29,100	$26,133	$21,088
Number of ETPs—end of period	254	242	269
PRODUCT CATEGORIES (in millions)
Commodity & Currency
Beginning of period assets	$25,880	$20,073	$15,976
Inflows/(outflows)	(1,478)	471	1,118
Market appreciation/(depreciation)	196	5,336	2,979

End of period assets	$24,598	$25,880	$20,073

Average assets during the period	$25,028	$23,737	$18,214
U.S. Equity
Beginning of period assets	$18,367	$17,732	$13,211
Inflows/(outflows)	1,542	765	1,446
Market appreciation/(depreciation)	3,951	(130)	3,075

End of period assets	$23,860	$18,367	$17,732

Average assets during the period	$21,265	$15,393	$15,847
International Developed Market Equity
Beginning of period assets	$9,406	$13,018	$14,231
Inflows/(outflows)	1,260	(2,843)	(3,452)
Market appreciation/(depreciation)	1,228	(769)	2,239

End of period assets	$11,894	$9,406	$13,018

Average assets during the period	$10,745	$9,500	$13,190

	Years Ended December 31,
	2021	2020	2019
Emerging Market Equity
Beginning of period assets	$8,539	$6,400	$5,202
Inflows/(outflows)	2,041	1,700	618
Market appreciation/(depreciation)	(205)	439	580

End of period assets	$10,375	$8,539	$6,400

Average assets during the period	$10,619	$6,054	$5,704
Fixed Income
Beginning of period assets	$3,308	$3,565	$2,230
Inflows/(outflows)	1,131	(281)	1,276
Market appreciation/(depreciation)	(83)	24	59

End of period assets	$4,356	$3,308	$3,565

Average assets during the period	$3,548	$3,540	$3,555
Leveraged & Inverse
Beginning of period assets	$1,477	$1,133	$1,054
Inflows/(outflows)	46	249	(3)
Market appreciation/(depreciation)	254	95	82

End of period assets	$1,777	$1,477	$1,133

Average assets during the period	$1,676	$1,302	$1,167
Cryptocurrency
Beginning of period assets	$167	$1	$—
Inflows/(outflows)	84	76	1
Market appreciation/(depreciation)	106	90	—

End of period assets	$357	$167	$1

Average assets during the period	$312	$30	$1
Alternatives
Beginning of period assets	$215	$358	$508
Inflows/(outflows)	39	(125)	(162)
Market appreciation/(depreciation)	7	(18)	12

End of period assets	$261	$215	$358

Average assets during the period	$224	$251	$440
Closed ETPs
Beginning of period assets	$24	$1,252	$1,528
Assets sold	—	(778)	—
Inflows/(outflows)	(5)	(34)	(251)
Market appreciation/(depreciation)	—	(54)	246
Fund closures	(19)	(362)	(271)

End of period assets	$—	$24	$1,252

Average assets during the period	$19	$459	$1,549
Headcount	241	217	208
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2021	2020
AUM (in millions)
Average AUM	$73,436	$60,266	$13,170	21.9%

Operating Revenues (in thousands)
Advisory fees (1)	$298,052	$246,395	$51,657	21.0%
Other income	6,266	3,517	2,749	78.2%

Total revenues	$304,318	$249,912	$54,406	21.8%

(1)
Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Average AUM
Our average AUM increased 21.9 % from $60.3 billion at December 31, 2020 to $73.4 billion at December 31, 2021 arising from market appreciation and net inflows.
Operating Revenues
Advisory fees
Advisory fee revenues increased 21.0% from $246.4 million during the year ended December 31, 2020 to $298.1 million in the comparable period in 2021 due to higher average AUM. Our average advisory fee increased from 0.40% during the year ended December 31, 2020 to 0.41% during the year ended December 31, 2021 due to AUM mix shift.
Other income
Other income increased 78.2% from $3.5 million during the year ended December 31, 2020 to $6.3 million in the comparable period in 2021 primarily due to higher fees associated with our European listed products.
Operating Expenses

( in thousands )	Year Ended December 31,		Change	Percent Change
	2021	2020
Compensation and benefits	$88,163	$74,675	$13,488	18.1%
Fund management and administration (1)	58,912	56,728	2,184	3.8%
Marketing and advertising	14,090	11,128	2,962	26.6%
Sales and business development	9,907	10,579	(672)	(6.4%)
Contractual gold payments	17,096	16,811	285	1.7%
Professional and consulting fees	7,616	4,902	2,714	55.4%
Occupancy, communications and equipment	4,629	6,427	(1,798)	(28.0%)
Depreciation and amortization	738	1,021	(283)	(27.7%)
Third-party distribution fees	7,176	5,219	1,957	37.5%
Acquisition and disposition-related costs	—	416	(416)	n/a
Other	6,933	6,924	9	0.1%

Total operating expenses	$215,260	$194,830	$20,430	10.5%

As a Percent of Revenues:	Year Ended December 31,
	2021	2020
Compensation and benefits	28.9%	29.8%
Fund management and administration (1)	19.4%	22.7%
Marketing and advertising	4.6%	4.5%
Sales and business development	3.3%	4.2%
Contractual gold payments	5.6%	6.7%
Professional and consulting fees	2.5%	2.0%
Occupancy, communications and equipment	1.5%	2.6%
Depreciation and amortization	0.2%	0.4%
Third-party distribution fees	2.4%	2.1%
Acquisition and disposition-related costs	n/a	0.2%
Other	2.3%	2.8%

Total operating expenses	70.7%	78.0%

(1)
Fund management and administration expenses previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Compensation and benefits
Compensation and benefits expense increased 18.1% from $74.7 million during the year ended December 31, 2020 to $88.2 million in the comparable period in 2021 due to higher incentive compensation and headcount. Headcount was 217 and 241 at December 31, 2020 and 2021, respectively.
Fund management and administration
Fund management and administration expense increased 3.8% from $56.7 million during the year ended December 31, 2020 to $58.9 million in the comparable period in 2021 primarily due to higher average AUM. We had 67 U.S. listed ETFs and 242 International listed ETPs at December 31, 2020 compared to 75 U.S. listed ETFs and 254 International listed ETPs at December 31, 2021.
Marketing and advertising
Marketing and advertising expense increased 26.6% from $11.1 million during the year ended December 31, 2020 to $14.1 million in the comparable period in 2021 as our spending in the prior year was reduced at the onset of the
COVID-19
pandemic.
Sales and business development
Sales and business development expense decreased 6.4% from $10.6 million during the year ended December 31, 2020 to $9.9 million in the comparable period in 2021 primarily due to lower travel and discretionary spending resulting from the persistence of the
COVID-19
pandemic.
Contractual gold payments
Contractual gold payments expense increased 1.7% from $16.8 million during the year ended December 31, 2020 to $17.1 million in the comparable period in 2021. This expense was associated with the payment of 9,500 ounces of gold and was calculated using the average daily spot price of $1,770 and $1,800 per ounce during the years ended December 31, 2020 and 2021, respectively.
Professional and consulting fees
Professional and consulting fees increased 55.4% from $4.9 million during the year ended December 31, 2020 to $7.6 million in the comparable period in 2021 due to spending related to our digital assets initiative.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 28.0% from $6.4 million during the year ended December 31, 2020 to $4.6 million in the comparable period in 2021 as we exited our New York office and reduced our office footprint in Europe.
Depreciation and amortization
Depreciation and amortization expense decreased 27.7% from $1.0 million during the year ended December 31, 2020 to $0.7 million in the comparable period in 2021 due to the write-off
of fixed assets related to the exit of our New York office.

Third-party distribution fees
Third-party distribution fees increased 37.5% from $5.2 million during the year ended December 31, 2020 to $7.2 million in the comparable period in 2021 primarily due to higher AUM in Latin America resulting in higher fees paid to our third-party marketing agent, as well as additional platform relationships.
Acquisition and disposition-related costs
Acquisition and disposition-related costs of $0.4 million during the year ended December 31, 2020 arose in connection with the sale of our Canadian ETF business which was completed in February 2020.
Other
Other expenses were essentially unchanged from the year ended December 31, 2021.
Other Income/(Expenses)

	Year Ended December 31,		Change	Percent Change
( in thousands )	2021	2020
Interest expense	$(12,332)	$(9,668)	$(2,664)	27.6%
Gain/(loss) on revaluation of deferred consideration	2,018	(56,821)	58,839	n/a
Interest income	2,009	744	1,265	170.0%
Impairments	(16,156)	(22,752)	6,596	(29.0%)
Loss on extinguishment of debt	—	(2,387)	2,387	n/a
Other losses and gains, net	(7,926)	580	(8,506)	n/a

Total other expenses, net	$(32,387)	$(90,304)	$57,917	(64.1%)

	Year Ended December 31,
As a Percent of Revenues:	2021	2020
Interest expense	(4.1%)	(3.9%)
Gain/(loss) on revaluation of deferred consideration	0.7%	(22.7%)
Interest income	0.7%	0.3%
Impairments	(5.3%)	(9.1%)
Loss on extinguishment of debt	—	(1.0%)
Other losses and gains, net	(2.6%)	0.2%

Total other expenses, net	(10.6%)	(36.1%)

Interest expense
Interest expense increased 27.6% from $9.7 million during the year ended December 31, 2020 to $12.3 million in the comparable period in 2021 due to a higher level of debt outstanding in the current period. Our effective interest rate during the years ended December 31, 2020 and 2021 was 5.5% and 4.9%, respectively.
Gain/(loss) on revaluation of deferred consideration
We recognized a gain on revaluation of deferred consideration of $2.0 million during the year ended December 31, 2021 as compared to a loss of $56.8 million during the year ended December 31, 2020. The gain in the current period was due to a decline in spot prices, partly offset by a steepening of the forward-looking gold curve. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 170.0% from $0.7 million during the year ended December 31, 2020 to $2.0 million in the comparable period in 2021 due to an increase in securities owned.
Impairments
During the year ended December 31, 2021, we recognized impairment charges totaling $16.2 million, including a loss of $9.3 million upon the termination of the lease of our former principal executive office at 245 Park Avenue, New York, New York, $6.6 million related to the write-off
of leasehold improvements and fixed assets associated with our former New York office and $0.3 million upon exiting our London office (See Notes 9, 14 and 26 to our Consolidated Financial Statements).

During the year ended December 31, 2020, we recognized
non-cash
impairment charges totaling $22.8 million, including $19.7 million related to our former investment in AdvisorEngine Inc., or AdvisorEngine, and $3.1 million related to our investment in Thesys Group, Inc., or Thesys.
Loss on extinguishment of debt
During the year ended December 31, 2020, we recognized a
non-cash
loss on extinguishment of debt of $2.4 million arising from the acceleration of debt issuance cost amortization in connection with the termination of our former credit facility.
Other losses and gains, net
Other losses and gains, net were $0.6 million and ($7.9) million during the year ended December 31, 2020 and 2021, respectively. This includes a charge of $6.0 million and $5.2 million during the years ended December 31, 2020 and 2021, respectively, arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. During the year ended December 31, 2021, we also recognized losses on our securities owned of $3.8 million, a gain of $0.8 million related to the remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business and an unrealized gain of $0.4 million on our investment in Securrency. In addition, during the year ended December 31, 2020, we recognized a gain of $2.9 million associated with the sale of our Canadian ETF business and a gain of $1.1 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine.
Gains and losses also generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.
Income Taxes
Our effective income tax rate for the year ended December 31, 2021 of 12.1% resulted in income tax expense of $6.9 million. Our effective income tax rate differs from the federal statutory rate of 21% primarily due to a $5.2 million reduction in unrecognized tax benefits and a lower tax rate on foreign earnings. These items were partly offset by tax shortfalls associated with the vesting and exercise of stock-based compensation and non-deductible
executive compensation.
Our effective income tax rate for the year ended December 31, 2020 of negative 1.2% resulted in income tax expense of $0.4 million. Our effective income tax rate differs from the federal statutory rate of 21% primarily due to a non-deductible
loss on revaluation of deferred consideration, a valuation allowance on capital losses and tax shortfalls associated with the vesting and exercise of stock-based compensation awards. These items were partly offset by a tax benefit of $6.0 million recognized in connection with the release of the tax-related
indemnification asset described above, a $2.9 million
non-taxable
gain recognized upon sale of our Canadian ETF business in the first quarter, a tax benefit of $2.6 million recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from our debt previously held in the U.K. and a lower tax rate on foreign earnings.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2020	2019
AUM (in millions)
Average AUM	$60,266	$59,667	$599	1.0%

Operating Revenues (in thousands)
Advisory fees (1)	$246,395	$263,777	$(17,382)	(6.6%)
Other income	3,517	2,751	766	27.8%

Total revenues	$249,912	$266,528	$(16,616)	(6.2%)

(1)
Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Average AUM
Our average AUM increased 1.0% from $59.7 billion at December 31, 2019 to $60.3 billion at December 31, 2020 arising from market appreciation.
Operating Revenues
Advisory fees
Advisory fee revenues decreased 6.6% from $263.8 million during the year ended December 31, 2019 to $246.4 million in the comparable period in 2020 due to increase in our average AUM, notwithstanding a 4 basis point decline in our average advisory fee arising from AUM mix shift. Our average advisory fee declined from 0.44% during the year ended December 31, 2019 to 0.40% during the year ended December 31, 2020.
Other income
Other income increased 27.8% from $2.8 million during the year ended December 31, 2019 to $3.5 million in the comparable period in 2020 primarily due to higher creation/redemption fees associated with our international listed products.
Operating Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2020	2019
Compensation and benefits	$74,675	$80,761	$(6,086)	(7.5%)
Fund management and administration (1)	56,728	59,627	(2,899)	(4.9%)
Marketing and advertising	11,128	12,163	(1,035)	(8.5%)
Sales and business development	10,579	18,276	(7,697)	(42.1%)
Contractual gold payments	16,811	13,226	3,585	27.1%
Professional and consulting fees	4,902	5,641	(739)	(13.1%)
Occupancy, communications and equipment	6,427	6,302	125	2.0%
Depreciation and amortization	1,021	1,045	(24)	(2.3%)
Third-party distribution fees	5,219	6,968	(1,749)	(25.1%)
Acquisition and disposition-related costs	416	902	(486)	(53.9%)
Other	6,924	8,083	(1,159)	(14.3%)

Total operating expenses	$194,830	$212,994	$(18,164)	(8.5%)

As a Percent of Revenues:	Year Ended December 31,
	2020	2019
Compensation and benefits	29.8%	30.2%
Fund management and administration (1)	22.7%	22.4%
Marketing and advertising	4.5%	4.6%
Sales and business development	4.2%	6.9%
Contractual gold payments	6.7%	5.0%
Professional and consulting fees	2.0%	2.1%
Occupancy, communications and equipment	2.6%	2.4%
Depreciation and amortization	0.4%	0.4%
Third-party distribution fees	2.1%	2.6%
Acquisition and disposition-related costs	0.2%	0.3%
Other	2.8%	3.0%

Total operating expenses	78.0%	79.9%

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
Fund management and administration
Fund management and administration expense decreased 4.9% from $59.6 million during the year ended December 31, 2019 to $56.7 million in the comparable period in 2020 due to the sale of our Canadian ETF business in February 2020, partly offset by higher average AUM. We had 80 U.S. listed ETFs and 269 International listed ETPs at December 31, 2019 compared to 67 U.S. listed ETFs and 242 International listed ETPs at December 31, 2020.
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

Other Income/(Expenses)

	Year Ended December 31,		Change	Percent Change
(in thousands)	2020	2019
Interest expense	$(9,668)	$(11,240)	$1,572	(14.0%)
Loss on revaluation of deferred consideration	(56,821)	(11,293)	(45,528)	403.2%
Interest income	744	3,332	(2,588)	(77.7%)
Impairments	(22,752)	(30,710)	7,958	(25.9%)
Loss on extinguishment of debt	(2,387)	—	(2,387)	n/a
Other gains and losses, net	580	(3,502)	4,082	n/a

Total other expenses, net	$(90,304)	$(53,413)	$(36,891)	69.1%

	Year Ended December 31,
As a Percent of Revenues:	2020	2019
Interest expense	(3.9%)	(4.2%)
Loss on revaluation of deferred consideration	(22.6%)	(4.2%)
Interest income	0.3%	1.3%
Impairments	(9.1%)	(11.6%)
Loss on extinguishment of debt	(1.0%)	—
Other gains and losses, net	0.2%	(1.3%)

Total other expenses, net	(36.1%)	(20.0%)

Interest expense
Interest expense decreased 14.0% from $11.2 million during the year ended December 31, 2019 to $9.7 million in the comparable period in 2020 due to a lower level of debt outstanding. Our effective interest rate during the years ended December 31, 2019 and 2020 were 5.3% and 5.5%, respectively.
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
Impairments
During the year ended December 31, 2020, we recognized
non-cash
impairment charges totaling $22.8 million, including $19.7 million related to our former investment in AdvisorEngine, and $3.1 million related to our investment in Thesys (See Note 26 to our Consolidated Financial Statements).
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

Other gains and losses, net
Other gains and losses, net were ($3.5) million and $0.6 million during the years ended December 31, 2019 and 2020, respectively. This includes a charge of $4.3 million and $6.0 million during the years ended December 31, 2019 and 2020, respectively, arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. In addition, during the year ended December 31, 2020, we recognized a gain of $2.9 million associated with the sale of our Canadian ETF business and a gain of $1.1 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine. The year ended December 31, 2019 also includes a gain of $0.4 million from the recognition of the foreign currency translation adjustment upon the liquidation of our Japan business.
Gains and losses also generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income Taxes
Our effective income tax rate for the year ended December 31, 2020 of negative 1.2% resulted in income tax expense of $0.4 million. Our effective income tax rate differs from the federal statutory rate of 21% primarily due to a non-deductible
loss on revaluation of deferred consideration, a valuation allowance on capital losses and tax shortfalls associated with the vesting and exercise of stock-based compensation awards. These items were partly offset by a tax benefit of $6.0 million recognized in connection with the release of the tax-related
indemnification asset described above, a $2.9 million
non-taxable
gain recognized upon sale of our Canadian ETF business in the first quarter, a tax benefit of $2.6 million recognized in connection with the release of a deferred tax asset valuation allowance on interest carryforwards arising from our debt previously held in the U.K. and a lower tax rate on foreign earnings.
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

Quarterly Results
The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2021 and 2020. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands, except per share amounts)	Q4/21	Q3/21	Q2/21	Q1/21	Q4/20	Q3/20	Q2/20	Q1/20
Operating Revenues:
Advisory fees (1)	$77,441	$76,400	$74,169	$70,042	$64,697	$63,028	$56,394	$62,276
Other income	1,734	1,712	1,606	1,214	954	721	918	924

Total revenues	79,175	78,112	75,775	71,256	65,651	63,749	57,312	63,200

Operating Expenses:
Compensation and benefits	23,178	22,027	20,331	22,627	20,827	19,098	17,455	17,295
Fund management and administration (1)	15,417	15,181	14,367	13,947	14,942	14,328	13,647	13,810
Marketing and advertising	4,565	2,925	3,594	3,006	3,715	2,996	1,949	2,468
Sales and business development	2,668	2,935	2,159	2,145	2,595	2,386	2,181	3,417
Contractual gold payments	4,262	4,250	4,314	4,270	4,449	4,539	4,063	3,760
Professional and consulting fees	2,099	1,583	1,921	2,013	1,322	950	1,357	1,273
Occupancy, communications and equipment	725	1,163	1,266	1,475	1,622	1,611	1,643	1,551
Depreciation and amortization	45	185	256	252	261	253	251	256
Third-party distribution fees	1,830	1,873	2,130	1,343	1,291	1,233	1,340	1,355
Acquisition and disposition-related costs	—	—	—	—	—	—	33	383
Other	1,823	1,787	1,752	1,571	1,720	1,611	1,596	1,997

Total operating expenses	56,612	53,909	52,090	52,649	52,744	49,005	45,515	47,565

Operating income	22,563	24,203	23,685	18,607	12,907	14,744	11,797	15,634
Other Income/(Expenses):
Interest expense	(3,740)	(3,729)	(2,567)	(2,296)	(2,694)	(2,511)	(2,044)	(2,419)
(Loss)/gain on revaluation of deferred consideration	(3,048)	1,737	497	2,832	(22,385)	(8,870)	(23,358)	(2,208)
Interest income	864	689	225	231	351	111	119	163
Impairments	—	(15,853)	—	(303)	—	(3,080)	—	(19,672)
Loss on extinguishment of debt	—	—	—	—	—	—	(2,387)	—
Other losses and gains, net	(1,368)	(714)	49	(5,893)	524	744	1,819	(2,507)

Income/(loss) before income taxes	15,271	6,333	21,889	13,178	(11,297)	1,138	(14,054)	(11,009)
Income tax expense/(benefit)	4,084	500	4,259	(1,969)	2,200	1,408	(804)	(2,371)

Net income/(loss)	$11,187	$5,833	$17,630	$15,147	($13,497)	($270)	($13,250)	($8,638)

Earnings/(loss) per share - basic	$0.07	$0.04	$0.11	$0.09	($0.10)	($0.01)	($0.09)	($0.06)

Earnings/(loss) per share - diluted	$0.07	$0.04	$0.11	$0.09	($0.10)	($0.01)	($0.09)	($0.06)

Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

(1)
Advisory fees and fund management and administration expenses previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

	Q4/21	Q3/21	Q2/21	Q1/21	Q4/20	Q3/20	Q2/20	Q1/20

Percent of Revenues
Operating Revenues
Advisory fees	97.8%	97.8%	97.9%	98.3%	98.5%	98.9%	98.4%	98.5%
Other income	2.2%	2.2%	2.1%	1.7%	1.5%	1.1%	1.6%	1.5%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Compensation and benefits	29.2%	28.2%	26.9%	31.7%	31.6%	30.0%	30.4%	27.4%
Fund management and administration	19.4%	19.5%	19.0%	19.6%	22.7%	22.6%	23.8%	21.9%
Marketing and advertising	5.8%	3.7%	4.7%	4.2%	5.7%	4.7%	3.4%	3.9%
Sales and business development	3.4%	3.8%	2.8%	3.0%	4.0%	3.7%	3.8%	5.4%
Contractual gold payments	5.4%	5.4%	5.7%	6.0%	6.8%	7.1%	7.1%	5.9%
Professional and consulting fees	2.7%	2.0%	2.5%	2.8%	2.0%	1.5%	2.4%	2.0%
Occupancy, communications and equipment	0.9%	1.5%	1.7%	2.1%	2.5%	2.5%	2.9%	2.5%
Depreciation and amortization	0.1%	0.2%	0.3%	0.4%	0.4%	0.4%	0.4%	0.4%
Third-party distribution fees	2.3%	2.4%	2.8%	1.9%	2.0%	1.9%	2.3%	2.1%
Acquisition and disposition-related costs	n/a	n/a	n/a	n/a	n/a	n/a	0.1%	0.6%
Other	2.3%	2.3%	2.3%	2.2%	2.6%	2.5%	2.8%	3.2%

Total operating expenses	71.5%	69.0%	68.7%	73.9%	80.3%	76.9%	79.4%	75.3%

Operating income	28.5%	31.0%	31.3%	26.1%	19.7%	23.1%	20.6%	24.7%
Other Income/(Expenses)
Interest expense	(4.8%)	(4.8%)	(3.5%)	(3.2%)	(4.1%)	(3.9%)	(3.6%)	(3.8%)
(Loss)/gain on revaluation of deferred consideration	(3.8%)	2.2%	0.7%	4.0%	(34.1%)	(14.0%)	(40.7%)	(3.5%)
Interest income	1.1%	0.9%	0.3%	0.3%	0.5%	0.2%	0.2%	0.3%
Impairments	n/a	(20.3%)	n/a	(0.4%)	n/a	(4.8%)	n/a	(31.1%)
Loss on extinguishment of debt	n/a	n/a	n/a	n/a	n/a	n/a	(4.2%)	n/a
Other losses and gains, net	(1.7%)	(0.9%)	0.1%	(8.3%)	0.8%	1.2%	3.2%	(4.0%)

Income/(loss) before income taxes	19.3%	8.1%	28.9%	18.5%	(17.2%)	1.8%	(24.5%)	(17.4%)
Income tax expense/(benefit)	5.2%	0.6%	5.6%	(2.8%)	3.4%	2.2%	(1.4%)	(3.7%)

Net income/(loss)	14.1%	7.5%	23.3	21.3%	(20.6%)	(0.4%)	(23.1%)	(13.7%)

	Q4/21	Q3/21	Q2/21	Q1/21	Q4/20	Q3/20	Q2/20	Q1/20
Operating Statistics
GLOBAL ETPs (in millions)
Beginning of period assets	$72,780	$73,941	$69,532	$67,383	$60,707	$57,616	$50,302	$63,532
Assets sold	—	—	—	—	—	—	—	(778)
Inflows/(outflows)	1,902	548	931	1,279	881	(485)	129	(547)
Market appreciation/(depreciation)	2,811	(1,709)	3,482	870	5,795	3,622	7,481	(11,885)
Fund closures	(15)	—	(4)	—	—	(46)	(296)	(20)

End of period assets	$77,478	$72,780	$73,941	$69,532	$67,383	$60,707	$57,616	$50,302

Average assets during the period	$75,990	$74,556	$73,621	$69,575	$64,053	$61,188	$55,705	$60,117
Average advisory fee during the period	0.40%	0.41%	0.40%	0.41%	0.40%	0.41%	0.41%	0.42%
Number of ETPs – end of the period	329	322	318	313	309	305	311	331
U.S. LISTED ETFs (in millions)
Beginning of period assets	$44,742	$45,129	$42,163	$38,517	$33,310	$31,362	$28,920	$40,600
Inflows/(outflows)	1,865	612	1,130	1,343	919	575	(1,474)	(1,273)
Market appreciation/(depreciation)	1,618	(999)	1,836	2,303	4,288	1,373	4,030	(10,397)
Fund closures	(15)	—	—	—	—	—	(114)	(10)

End of period assets	$48,210	$44,742	$45,129	$42,163	$38,517	$33,310	$31,362	$28,920

Average assets during the period	$46,943	$45,509	$44,183	$40,706	$35,926	$33,003	$30,652	$36,950
Number of ETFs – end of the period	75	73	73	68	67	67	67	77
INTERNATIONAL LISTED ETPs (in millions)
Beginning of period assets	$28,038	$28,812	$27,369	$28,866	$27,397	$26,254	$21,382	$22,932
Assets sold	—	—	—	—	—	—	—	(778)
Inflows/(outflows)	37	(64)	(199)	(64)	(38)	(1,060)	1,603	726
Market appreciation/(depreciation)	1,193	(710)	1,646	(1,433)	1,507	2,249	3,451	(1,488)
Fund closures	—	—	(4)	—	—	(46)	(182)	(10)

End of period assets	$29,268	$28,038	$28,812	$27,369	$28,866	$27,397	$26,254	$21,382

Average assets during the period	$29,047	$29,047	$29,438	$28,869	$28,127	$28,185	$25,053	$23,167
Number of ETPs – end of the period	254	249	245	245	242	238	244	254
PRODUCT CATEGORIES
Commodity & Currency
Beginning of period assets	$23,826	$24,772	$23,657	$25,880	$25,177	$24,246	$19,819	$20,073
Inflows/(outflows)	(251)	(249)	(318)	(660)	(296)	(1,112)	1,302	577
Market appreciation/(depreciation)	1,023	(697)	1,433	(1,563)	999	2,043	3,125	(831)

End of period assets	$24,598	$23,826	$24,772	$23,657	$25,880	$25,177	$24,246	$19,819

Average assets during the period	$24,422	$24,853	$25,549	$25,289	$25,596	$25,938	$23,016	$20,399
U.S. Equity
Beginning of period assets	$21,383	$21,285	$20,018	$18,367	$15,612	$13,997	$12,151	$17,732
Inflows/(outflows)	783	351	190	218	395	897	(242)	(285)
Market appreciation/(depreciation)	1,694	(253)	1,077	1,433	2,360	718	2,088	(5,296)

End of period assets	$23,860	$21,383	$21,285	$20,018	$18,367	$15,612	$13,997	$12,151

Average assets during the period	$22,963	$21,794	$20,982	$19,320	$17,070	$15,160	$13,325	$16,018
International Developed Market Equity
Beginning of period assets	$11,178	$10,790	$9,988	$9,406	$8,618	$8,841	$8,663	$13,018
Inflows/(outflows)	440	404	399	17	(191)	(586)	(965)	(1,101)
Market appreciation/(depreciation)	276	(16)	403	565	979	363	1,143	(3,254)

End of period assets	$11,894	$11,178	$10,790	$9,988	$9,406	$8,618	$8,841	$8,663

Average assets during the period	$11,523	$11,144	$10,524	$9,790	$8,927	$8,833	$8,784	$11,457
Emerging Market Equity
Beginning of period assets	$10,666	$11,519	$10,477	$8,539	$5,979	$5,413	$4,600	$6,400
Inflows/(outflows)	(3)	(149)	531	1,662	1,399	257	(25)	69
Market appreciation/(depreciation)	(288)	(704)	511	276	1,161	309	838	(1,869)

End of period assets	$10,375	$10,666	$11,519	$10,477	$8,539	$5,979	$5,413	$4,600

Average assets during the period	$10,550	$11,038	$11,012	$9,875	$7,250	$5,917	$5,131	$5,919

	Q4/21	Q3/21	Q2/21	Q1/21	Q4/20	Q3/20	Q2/20	Q1/20
Fixed Income
Beginning of period assets	$3,529	$3,440	$3,245	$3,308	$3,605	$3,507	$3,505	$3,565
Inflows/(outflows)	838	115	168	10	(320)	76	(53)	16
Market appreciation/(depreciation)	(11)	(26)	27	(73)	23	22	55	(76)

End of period assets	$4,356	$3,529	$3,440	$3,245	$3,308	$3,605	$3,507	$3,505

Average assets during the period	$4,118	$3,502	$3,337	$3,236	$3,449	$3,581	$3,500	$3,630
Leveraged & Inverse
Beginning of period assets	$1,666	$1,693	$1,521	$1,477	$1,423	$1,344	$890	$1,133
Inflows/(outflows)	11	42	(2)	(5)	(125)	(10)	302	82
Market appreciation/(depreciation)	100	(69)	174	49	179	89	152	(325)

End of period assets	$1,777	$1,666	$1,693	$1,521	$1,477	$1,423	$1,344	$890

Average assets during the period	$1,764	$1,717	$1,666	$1,556	$1,429	$1,476	$1,161	$1,140
Cryptocurrency
Beginning of period assets	$295	$229	$377	$167	$33	$15	$5	$1
Inflows/(outflows)	28	12	8	36	48	15	8	5
Market appreciation/(depreciation)	34	54	(156)	174	86	3	2	(1)

End of period assets	$357	$295	$229	$377	$167	$33	$15	$5

Average assets during the period	$406	$277	$300	$264	$79	$27	$11	$2
Alternatives
Beginning of period assets	$222	$198	$227	$215	$229	$225	$244	$358
Inflows/(outflows)	56	22	(39)	—	(26)	(4)	(29)	(66)
Market appreciation/(depreciation)	(17)	2	10	12	12	8	10	(48)

End of period assets	$261	$222	$198	$227	$215	$229	$225	$244

Average assets during the period	$229	$214	$231	$223	$224	$226	$226	$328
Closed ETPs
Beginning of period assets	$15	$15	$22	$24	$31	$28	$425	$1,252
Assets sold	—	—	—	—	—	—	—	(778)
Inflows/(outflows)	—	—	(6)	1	(3)	(18)	(169)	156
Market appreciation/(depreciation)	—	—	3	(3)	(4)	67	68	(185)
Fund closures	(15)	—	(4)	—	—	(46)	(296)	(20)

End of period assets	$—	$15	$15	$22	$24	$31	$28	$425

Average assets during the period	$15	$17	$20	$22	$29	$30	$551	$1,224
Headcount	241	235	227	227	217	211	214	210
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

•
Adjusted
net income and diluted earnings per share.
We disclose adjusted net income and diluted earnings per share as non-GAAP
financial measurements in order to report our results exclusive of items that are non-recurring
or not core to our operating business. We believe presenting these non-GAAP
financial measures provides investors with a consistent way to analyze our performance. These non-GAAP
financial measures exclude the following:

•
Unrealized gains or losses on the revaluation of deferred consideration
: Deferred consideration is an obligation we assumed in connection with the ETFS Acquisition that is carried at fair value. This item represents the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold and changes in the discount rate used to compute the present value of the annual payment obligations may have a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when arriving at adjusted net income and diluted earnings per share as it is not core to our operating business. The item is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate.

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

•
Tax shortfalls and windfalls upon vesting and exercise of stock-based compensation awards
: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting and exercise of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when determining adjusted net income and diluted earnings per share as they introduce volatility in earnings and are not core to our operating business.

•
Other items
: Unrealized gains recognized on our investment in Securrency, impairment charges, interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the Convertible Notes (prior to January 1, 2021, the effective date of Accounting Standards Update
2020-06,
Debt – Debt with Conversion and Other Options, Cash Conversion)
, a loss on extinguishment of debt, the release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from our debt previously outstanding in the U.K., a gain arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine, a gain recognized upon the sale of our Canadian ETF business (including the remeasurement of contingent consideration), acquisition and disposition-related costs and severance expenses are excluded when calculating our non-GAAP
financial measurements.

	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,
Adjusted Net Income and Diluted Earnings per Share :	2021	2020	2019
Net income/(loss), as reported	$49,797	$(35,655)	$(10,425)
(Deduct)/add back: (Gain)/loss on revaluation of deferred consideration	(2,018)	56,821	11,293
Add back: Impairments, net of income taxes	12,247	21,998	30,710
Deduct: Gain recognized from the sale of Canadian ETF business, including remeasurement of contingent consideration	(787)	(2,877)	—
Add back: Unrealized loss on securities owned, at fair value, net of income taxes	2,507	—	—
Deduct: Unrealized gain recognized on investment in Securrency, net of income taxes	(284)	—	—
Add back/(deduct): Tax (windfalls)/shortfalls upon vesting and exercise of stock-based compensation awards	(110)	691	1,219
Deduct: Release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from debt previously outstanding in the U.K.	—	(2,615)	—
Add back: Loss on extinguishment of debt, net of income taxes	—	1,910
Deduct: Gain arising from an adjustment to the estimated fair value of consideration received from the exit of investment in AdvisorEngine	—	(1,093)	—
Add back: Interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the Convertible Notes, net of income taxes	—	642	—
Add back: Acquisition and disposition-related costs, net of income taxes	—	383	787
Add back: Severance expense, net of income taxes	—	—	2,715

Adjusted net income	$61,352	$40,205	$36,299
Deduct: Income distributed to participating securities	(2,168)	(2,216)	(2,163)
Deduct: Undistributed income allocable to participating securities	(4,630)	(2,214)	(1,679)

Adjusted net income available to common stockholders	$54,554	$35,775	$32,457
Weighted average diluted shares, excluding participating securities (See Note 21 to our Consolidated Financial Statements)	145,055	148,688	151,975

Adjusted earnings per share - diluted	$0.38	$0.24	$0.21

Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31, 2021	December 31, 2020
Balance Sheet Data (in thousands) :
Cash and cash equivalents	$140,709	$73,425
Securities owned, at fair value	127,166	34,895
Accounts receivable	31,864	29,455
Securities held-to-maturity	308	451

Total: Liquid assets	300,047	138,226
Less: Total current liabilities	(83,667)	(73,999)
Less: Regulatory capital requirement – certain international subsidiaries	(12,320)	(10,745)

Total: Available liquidity	$204,060	$53,482

	Year Ended December 31,
	2021	2020	2019
Cash Flow Data (in thousands) :
Operating cash flows	$75,318	$47,136	$57,488
Investing cash flows	(99,632)	10,641	(17,661)
Financing cash flows	92,553	(60,179)	(43,566)
Foreign exchange rate effect	(955)	855	927

Increase/(decrease) in cash and cash equivalents	$67,284	$(1,547)	$(2,812)

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
Cash and cash equivalents increased $67.3 million during the year ended December 31, 2021 due to $150.0 million of proceeds from the issuance of Convertible Notes, $75.3 million of net cash provided by operating activities, $19.4 million of proceeds from the sale of securities owned, at fair value and $2.4 million of proceeds from the receipt of contingent consideration from the sale of our Canadian ETF business. These increases were partly offset by $115.5 million used to purchase securities owned, at fair value, $34.5 million used to repurchase our common stock, $19.5 million used to pay dividends on our common stock, $5.8 million used to purchase investments, $4.3 million used to pay Convertible Notes issuance costs and $0.2 million from other activities.
Cash and cash equivalents decreased $1.5 million during the year ended December 31, 2020 due to $179.0 million used to repay our debt, $36.4 million used to purchase securities owned, at fair value, $31.2 million used to repurchase our common stock, $20.1 million used to pay dividends on our common stock and $5.4 million used to pay Convertible Notes issuance costs. These decreases were partly offset by $175.3 million of proceeds from the issuance of Convertible Notes, $47.1 million of net cash provided by operating activities, $18.7 million of proceeds from the sale of securities owned, at fair value, $16.5 million of proceeds from held-to-maturity
securities maturing or called prior to maturity, $9.6 million of proceeds from the sale of our financial interests in AdvisorEngine, $2.8 million of net proceeds from the sale of our Canadian ETF business and $0.6 million from other activities.
Cash and cash equivalents decreased $2.8 million during the year ended December 31, 2019 due to $22.5 million used to purchase securities owned, at fair value, $21.0 million used to partially repay our debt, $20.4 million used to pay dividends on our common stock, $8.1 million used to purchase investments, $2.3 million used to repurchase our common stock and $2.1 million used to fund notes receivable. These decreases were partly offset by net cash provided by operating activities of $57.5 million, $11.9 million of proceeds from the sale of securities owned, at fair value, $3.2 million from held-to-maturity
securities called or maturing during the period and $1.0 million from other activities.

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
On June 16, 2020, we issued and sold $150.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “June 2020 Notes”) pursuant to an indenture dated June 16, 2020, between us and the trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A. On August 13, 2020, we issued and sold $25.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 at a price equal to 101% of the principal amount thereof, plus interest deemed to have accrued since June 16, 2020, which constitute a further issuance of, and form a single series with, our June 2020 Notes (the “August 2020 Notes” and together with the June 2020 Notes, the “2020 Notes”).
After the issuance of the 2021 Notes (and together with the 2020 Notes, the “Convertible Notes”), we had $325.0 million aggregate principal amount of Convertible Notes outstanding.
Key terms of the Convertible Notes are as follows:

	2021 Notes	2020 Notes
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	June 15, 2023
Interest rate	3.25%	4.25%
Conversion price	$11.04	$5.92
Conversion rate	90.5797	168.9189
Redemption price	$14.35	$7.70

•	Interest rate : Payable semiannually in arrears on June 15 and December 15 of each year.

•	Conversion price : Convertible at an initial conversion rate of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above).

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
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at December 31, 2021 was approximately $12.3 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans.
During the year ended December 31, 2021, we repurchased 5,120,496 shares of our common stock under the repurchase program for an aggregate cost of 34.5 million. Currently, $17.7 million remains under this program for future purchases.
Contractual Obligations
Convertible Notes
At December 31, 2021, we had $325.0 million aggregate principal amount of Convertible Notes outstanding, of which $175.0 million are scheduled to mature on June 15, 2023 and $150.0 million are scheduled to mature on June 15, 2026, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.
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
Deferred Consideration – Gold Payments
Deferred consideration represents an obligation we assumed in April 2018 in connection with our acquisition of the European exchange-traded commodity, currency and leveraged and inverse business of ETFS Capital. The obligation is for fixed payments to ETFS Capital of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”). The present value of the deferred consideration was $228.0 million at December 31, 2021.
The Contractual Gold Payments are paid from advisory fee income generated by any of our sponsored financial products backed by physical gold with no recourse back to us for any unpaid amounts that exceed advisory fees earned.
See Note 10 to our Consolidated Financial Statements for additional information.
Operating Leases
Total future minimum lease payments with respect to our operating lease liabilities were $0.6 million at December 31, 2021.
Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments.
See Note 14 to our Consolidated Financial Statements for additional information.

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
Goodwill is allocated to our U.S. Business and European Business components. For impairment testing purposes, these components are aggregated as a single reporting unit as they fall under the same operating segment and have similar economic characteristics
Goodwill is assessed for impairment annually on November 30
th
. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the market approach and its market capitalization when determining the fair value of the reporting unit. The results of our analysis indicated no impairment based upon a quantitative assessment.
Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for our intangible assets is November 30 th
. The results of our analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates ranging from 3% to 4% (3% weighted average) and a weighted average cost of capital of 9.0%.
Investments
We account for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed within ASU
2016-01,
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. See Note 8 to our Consolidated Financial Statements for information regarding a gain of $0.4 million recognized on our investment in Securrency during the year ended December 31, 2021.
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. The weighted average forward-looking gold price per ounce, discount rate and perpetual growth rate were $2,106, 9.0% and 1.0%, respectively, at December 31, 2021. Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration – gold payments on our Consolidated Statements of Operations.
During the year ended December 31, 2021, we reported a gain on deferred consideration – gold payments of $2.0 million. A 1.0% increase in the weighted average forward-looking gold price per ounce would have reduced this reported gain by $1.8 million, a 1 percentage point increase in the discount rate would have increased this reported gain by $23.1 million and a 1 percentage point increase in the perpetual growth rate would have reduced this reported gain by $20.1 million. See Note 10 to our Consolidated Financial Statements for additional information.

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
Recently Adopted Accounting Pronouncements
On January 1, 2021, we early adopted ASU
2020-06,
Debt – Debt with Conversion and Other Options
(ASU
2020-06)
under the modified retrospective approach. Under the ASU, the accounting for convertible instruments was simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments are reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception are removed and, as a result, more equity contracts will qualify for the scope exception. The ASU also simplifies the diluted earnings-per-share
calculation in certain areas. Upon the adoption of this ASU, we reclassified the equity component related to the Convertible Notes, net of deferred taxes, reducing accumulated deficit by $0.6 million, increasing the carrying value of the Convertible Notes by $4.1 million, reducing additional paid-in
capital by $3.7 million and reducing deferred tax liabilities by $1.0 million. These updates also reduced interest expense recognized on our Convertible Notes by approximately $0.4 million per quarter. See Note 12 to our Consolidated Financial Statements for additional information.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily in WisdomTree fixed income ETFs, federal agency debt instruments, corporate bonds, money market instruments at a commercial bank and other securities which totaled $36.0 million and $138.3 million as of December 31, 2020 and December 31, 2021, respectively. We do not anticipate that changes in interest rates will have a material impact on our financial condition, operating results or cash flows.

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
Commodity and Cryptocurrency Price Risk
Fluctuations in the prices of commodities and cryptocurrencies that are linked to certain of our ETPs could have a material adverse effect on our AUM and revenues. In addition, a portion of the advisory fee revenues we receive on our ETPs backed by gold, other precious metals and cryptocurrencies are paid in the underlying metal or cryptocurrency. In addition, we pay gold ounces to satisfy our deferred consideration obligation (See Note 10 to our Consolidated Financial Statements). While we readily sell the gold, precious metals and cryptocurrencies that we earn under these advisory contracts, we still may maintain a position. We currently do not enter into arrangements to hedge against fluctuations in the price of these commodities and cryptocurrencies and any hedging we may undertake in the future may not be cost-effective or sufficient to hedge against this exposure.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this Report. See Index to our Consolidated Financial Statements on page
F-1
of this Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation
S-K
regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form
10-K,
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent public accounting firm is Ernst & Young LLP, NewYork, New York, PCAOB Auditor ID 42.
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
None.

WISDOMTREE INVESTMENTS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of WisdomTree Investments, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WisdomTree Investments, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)
and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
Valuation of Deferred Consideration

Description of the Matter
At December 31, 2021, the Company recorded a current deferred consideration liability of
$16,739,000 and a long-term deferred consideration liability of $211,323,000 and for the year ended December 31, 2021, the Company recorded a gain on the revaluation of deferred consideration of $2,018,000. As more fully described in Notes 2, 5 and 10 to the consolidated financial statements, deferred consideration represents an obligation of the Company for fixed payments of physical gold bullion to a third party into perpetuity that is carried at fair value. The Company values deferred consideration using a discounted cash flow model and the significant unobservable inputs used are the discount rate, the perpetual growth rate and the extrapolated forward-looking gold prices.

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

To test the estimated fair value of the deferred consideration liability, our audit procedures included, among others, reading the terms of the gold royalty agreement to make gold payments, evaluating the Company’s selection of its fair value methodology, testing the significant unobservable inputs used in the model, evaluating the clerical accuracy of the valuation model and testing the completeness and accuracy of the underlying data used by the Company to determine fair value. For example, we agreed underlying data used in management’s valuation model to source documents and/or publicly available data, such as the gold royalty agreement and third-party gold price projections. In addition, we involved our valuation specialists to assist in our evaluation of the Company’s valuation model, the discount rate, the perpetual growth rate and forward looking gold prices used by the Company, to calculate an independent estimate of the fair value of the Company’s deferred consideration liability which we compared to the Company’s fair value estimate and to assist in performing a sensitivity analysis of the significant unobservable inputs to evaluate the change in the fair value estimate that would result from changes in these inputs.

ETFS Indefinite-Lived Intangible Assets – Assessment of Carrying Value

Description of the Matter
At December 31, 2021, the Company held indefinite-lived intangible assets related to the right to manage assets under management through customary advisory agreements, which have no expiration date, in connection with the ETFS acquisition, with an aggregate carrying value of $601,247,000. As described in Notes 2 and 24 to the consolidated financial statements, these assets were assessed for impairment based upon a quantitative test. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying values. The Company determined the fair value of its ETFS intangible assets using an income approach (discounted cash flow analysis) with significant unobservable inputs that included the weighted average cost of capital and projected revenue growth rates.

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

To test the Company’s quantitative impairment assessment of ETFS indefinite-lived intangible assets, our audit procedures included, among others, evaluating the Company’s selection of its fair value methodology, testing the significant unobservable inputs used in the valuation model, evaluating the clerical accuracy of the valuation model and testing the completeness and accuracy of the underlying data used by the Company to determine fair value. For example, we agreed certain inputs used to calculate the weighted average cost of capital to market data. We compared the projected revenue growth rates to the Company’s historical results and to those of other guideline public companies in the same industry. In addition, we assessed the accuracy of the Company’s historical projections by comparing them to actual operating results. We involved our valuation specialists to assist in our evaluation of the Company’s valuation model, the weighted average cost of capital used by the Company and the comparability of the guideline public companies selected by the Company and to calculate an independent estimate of the indefinite-lived intangible assets which we compared to the Company’s fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
New York, NY
February
25
, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of WisdomTree Investments, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited WisdomTree Investments, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree Investments, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria
.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, NY
February 25, 2022

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$140,709	$73,425
Securities owned, at fair value (including $18,526 and $23,932 invested in WisdomTree ETFs at December 31, 2021 and 2020, respectively)	127,166	34,895
Accounts receivable (including $25,628 and $26,884 due from related parties at December 31, 2021 and 2020, respectively)	31,864	29,455
Prepaid expenses	3,952	3,827
Other current assets	276	259

Total current assets	303,967	141,861
Fixed assets, net	557	7,579
Indemnification receivable (Note 22)	21,925	27,016
Securities held-to-maturity	308	451
Deferred tax assets, net	8,881	8,063
Investments (Note 8)	14,238	8,112
Right of use assets—operating leases (Note 14)	520	16,327
Goodwill (Note 24)	85,856	85,856
Intangible assets (Note 24)	601,247	601,247
Other noncurrent assets	361	180

Total assets	$1,037,860	$896,692

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$20,661	$19,564
Compensation and benefits payable	32,782	22,803
Deferred consideration—gold payments (Note 10)	16,739	17,374
Operating lease liabilities (Note 14)	209	3,135
Income taxes payable	3,979	916
Accounts payable and other liabilities	9,297	10,207

Total current liabilities	83,667	73,999
Convertible notes (Note 12)	318,624	166,646
Deferred consideration—gold payments (Note 10)	211,323	212,763
Operating lease liabilities (Note 14)	328	17,434
Other noncurrent liabilities (Note 22)	21,925	27,016

Total liabilities	635,867	497,858
Preferred stock — Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $ 90,741 and $ 72,667 at December 31, 2021 and 2020, respectively) (Note 13)	132,569	132,569

Contingencies (Note 15 )
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 145,107 and 148,716 at December 31, 2021 and 2020, respectively	1,451	1,487
Additional paid-in capital	289,736	317,075
Accumulated other comprehensive income	682	1,102
Accumulated deficit	(22,445)	(53,399)

Total stockholders’ equity	269,424	266,265

Total liabilities and stockholders’ equity	$1,037,860	$896,692

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Operating Revenues:
Advisory fees	$298,052	$246,395	$263,777
Other income	6,266	3,517	2,751

Total revenues	304,318	249,912	266,528

Operating Expenses:
Compensation and benefits	88,163	74,675	80,761
Fund management and administration	58,912	56,728	59,627
Marketing and advertising	14,090	11,128	12,163
Sales and business development	9,907	10,579	18,276
Contractual gold payments (Note 10)	17,096	16,811	13,226
Professional and consulting fees	7,616	4,902	5,641
Occupancy, communications and equipment	4,629	6,427	6,302
Depreciation and amortization	738	1,021	1,045
Third-party distribution fees	7,176	5,219	6,968
Acquisition and disposition-related costs	—	416	902
Other	6,933	6,924	8,083

Total operating expenses	215,260	194,830	212,994

Operating income	89,058	55,082	53,534
Other Income/(Expenses):
Interest expense	(12,332)	(9,668)	(11,240)
Gain/(loss) on revaluation of deferred consideration—gold payments (Note 10)	2,018	(56,821)	(11,293)
Interest income	2,009	744	3,332
Impairments (Note 25)	(16,156)	(22,752)	(30,710)
Loss on extinguishment of debt (Note 11)	—	(2,387)	—
Other losses and gains, net	(7,926)	580	(3,502)

Income/(loss) before income taxes	56,671	(35,222)	121
Income tax expense	6,874	433	10,546

Net income/(loss)	$49,797	$(35,655)	$(10,425)

Earnings/(loss) per share—basic	$0.31	$(0.25)	$(0.08)

Earnings/(loss) per share—diluted	$0.31	$(0.25)	$(0.08)

Weighted-average common shares—basic	143,847	148,682	151,823

Weighted-average common shares—diluted	161,263	148,682	151,823

Cash dividends declared per common share	$0.12	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements
(See Note 2 for revisions made to certain amounts previously reported)

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income/(loss)	$49,797	$(35,655)	$(10,425)
Other comprehensive (loss)/income
Reclassification of foreign currency translation adjustment to other losses and gains, net, upon the sale of WisdomTree Asset Management Canada, Inc. (“WTAMC” or “Canadian ETF business”)	—	(167)	—
Reclassification of foreign currency translation adjustment to other losses and gains, net, upon the liquidation of WisdomTree Japan Inc. (Note 3)	—	—	(397)
Foreign currency translation adjustment, net of income taxes	(420)	324	875

Other comprehensive (loss)/income	(420)	157	478

Comprehensive income/(loss)	$49,377	$(35,498)	$(9,947)

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income/(Loss)
Balance—January 1, 2019	153,202	$1,532	$363,655	$467	$(7,319)	$358,335
Restricted stock issued and vesting of restricted stock units, net	2,347	22	(22)	—	—	—
Shares repurchased	(370)	(1)	(2,340)	—	—	(2,341)
Exercise of stock options, net	85	—	160	—	—	160
Stock-based compensation	—	—	11,590	—	—	11,590
Other comprehensive income	—	—	—	478	—	478
Dividends	—	—	(20,385)	—	—	(20,385)
Net loss	—	—	—	—	(10,425)	(10,425)

Balance—December 31, 2019	155,264	$1,553	$352,658	$945	$(17,744)	$337,412
Restricted stock issued and vesting of restricted stock units, net	1,569	15	(15)	—	—	—
Shares repurchased	(8,234)	(82)	(31,115)	—	—	(31,197)
Exercise of stock options, net	117	1	291	—	—	292
Stock-based compensation	—	—	11,706	—	—	11,706
Allocation of equity component related to convertible notes, net of issuance costs of $157 and deferred taxes of $1,239	—	—	3,663	—	—	3,663
Other comprehensive income	—	—	—	157	—	157
Dividends	—	—	(20,113)	—	—	(20,113)
Net loss	—	—	—	—	(35,655)	(35,655)

Balance—December 31, 2020	148,716	$1,487	$317,075	$1,102	$(53,399)	$266,265
Reclassification of equity component related to convertible notes, net of deferred taxes of $1,022, upon the implementation of Accounting Standards Update 2020-06 (Note 12)	—	—	(3,682)	—	616	(3,066)

Balance—January 1, 2021 (as adjusted)	148,716	$1,487	$313,393	$1,102	$(52,783)	$263,199
Restricted stock issued and vesting of restricted stock units, net	1,369	13	(13)	—	—	—
Shares repurchased	(5,121)	(51)	(34,455)	—	—	(34,506)
Exercise of stock options, net	143	2	813	—	—	815
Stock-based compensation	—	—	9,998	—	—	9,998
Other comprehensive loss	—	—	—	(420)	—	(420)
Dividends	—	—	—	—	(19,459)	(19,459)
Net income	—	—	—	—	49,797	49,797

Balance—December 31, 2021	145,107	$1,451	$289,736	$682	$(22,445)	$269,424

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income/(loss)	$49,797	$(35,655)	$(10,425)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Advisory fees received in gold and other precious metals	(74,970)	(62,416)	(49,887)
Contractual gold payments	17,096	16,811	13,226
Impairments	16,156	22,752	30,710
Stock-based compensation	9,998	11,706	11,590
Unrealized losses	3,781	—	—
Amortization of issuance costs—convertible notes	2,187	1,710	—
(Gain)/loss on revaluation of deferred consideration—gold payments	(2,018)	56,821	11,293
Amortization of right of use asset	1,950	3,182	3,174
Gain on sale—Canadian ETF business	(787)	(2,877)	—
Depreciation and amortization	738	1,021	1,045
Deferred income taxes	316	(2,192)	(349)
Loss on extinguishment of debt	—	2,387	—
Amortization of issuance costs—former credit facility	—	1,328	2,888
Paid-in-kind interest income	—	—	(2,498)
Other	(272)	(990)	(294)
Changes in operating assets and liabilities:
Securities owned, at fair value	(66)	(14)	2,331
Accounts receivable	(3,506)	(193)	(19)
Prepaid expenses	(139)	(159)	738
Gold and other precious metals	57,417	45,087	35,886
Other assets	(394)	107	172
Fund management and administration payable	1,348	(2,264)	(476)
Compensation and benefits payable	10,242	(3,804)	7,885
Income taxes payable	3,101	(2,441)	4,524
Securities sold, but not yet purchased, at fair value	—	(582)	(1,116)
Operating lease liabilities	(15,560)	(3,517)	(3,587)
Accounts payable and other liabilities	(1,097)	1,328	677

Net cash provided by operating activities	75,318	47,136	57,488

Cash flows from investing activities:
Purchase of securities owned, at fair value	(115,526)	(36,444)	(22,536)
Purchase of investments	(5,750)	—	(8,112)
Purchase of fixed assets	(293)	(472)	(47)
Proceeds from the sale of securities owned, at fair value	19,441	18,703	11,880
Proceeds from the sale of Canadian ETF business, net, including receipt of contingent consideration	2,360	2,774	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	136	16,488	3,244
Proceeds from the sale of the Company’s financial interests in AdvisorEngine Inc.	—	9,592	—
Funding of notes receivable	—	—	(2,090)

Net cash (used in)/provided by investing activities	(99,632)	10,641	(17,661)

Cash flows from financing activities:
Shares repurchased	(34,506)	(31,197)	(2,341)
Dividends paid	(19,459)	(20,113)	(20,385)
Convertible notes issuance costs	(4,297)	(5,411)	—
Repayment of debt	—	(179,000)	(21,000)
Proceeds from the issuance of convertible notes (Note 12)	150,000	175,250	—
Proceeds from exercise of stock options	815	292	160

Net cash provided by/(used in) financing activities	92,553	(60,179)	(43,566)

(Decrease)/Increase in cash flow due to changes in foreign exchange rate	(955)	855	927

Net increase/(decrease) in cash and cash equivalents	67,284	(1,547)	(2,812)
Cash and cash equivalents—beginning of year	73,425	74,972	77,784

Cash and cash equivalents—end of year	$140,709	$73,425	$74,972

Year Ended December 31,
2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,456	$10,131	$10,060

Cash paid for interest	$9,898	$7,088	$8,037

NON-CASH
ACTIVITIES
On January 1, 2021, the Company reclassified the equity component related to the convertible notes, net of deferred taxes, reducing accumulated deficit by $616, increasing the carrying value of the convertible notes by $4,088, reducing additional paid in capital by $3,682 and reducing deferred tax liabilities by $1,022, upon the implementation of Accounting Standards Update (“ASU”)
2020-06,
Debt – Debt with Conversion and Other Options
(Note 12).
On January 1, 2019, the Company recognized a
right-of-use
asset and lease liability of $19,827 and $24,817, respectively, upon the implementation of Accounting Standards Update
2016-02,
Leases
(Note 14)
.
The accompanying notes are an integral part of these consolidated financial statements
(See Note 2 for reclassifications made to certain amounts previously reported)

F-1
1

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

•
WisdomTree Asset Management, Inc.
is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT is a non-consolidated
Delaware statutory trust registered with the SEC as an
open-end
management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.

•
WisdomTree Management Jersey Limited
(“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse
strategies.

•
WisdomTree Multi Asset Management Limited
(“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI is a non-consolidated
public limited company domiciled in Ireland.

•
WisdomTree Management Limited
(“WML”)
is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTI”) in respect of the WisdomTree UCITS ETFs issued by WTI. WTI is a non-consolidated
public limited company domiciled in Ireland.

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

•
WisdomTree Digital Commodity Services, LLC
is a New York based company that has been formed to serve as the sponsor of the WisdomTree Bitcoin Trust and WisdomTree Ethereum Trust, each an ETF currently under review with the SEC.

•
WisdomTree Digital Management, Inc.
is a New York based company that has been formed to serve as a SEC-registered investment adviser (not yet registered) and will provide investment advisory and other management services to mutual funds including the WisdomTree Digital Trust and the WisdomTree Digital Short-Term Treasury Fund whose shares are secondarily recorded on a blockchain (currently under review with the SEC), and other products.

•
WisdomTree Securities, Inc.
is a New York based company that has been formed to operate as a limited purpose broker-dealer (i.e., mutual fund retailer) upon registration with the SEC, FINRA and state regulatory authorities.

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

F-1
2

Immaterial Correction of an Error – Consolidated Statements of Operations
The presentation of amounts collected on behalf of third parties of $3,787 and $1,875 for the years ended December 31, 2020 and 2019, respectively, has been revised due to an immaterial error correction. These amounts were originally recorded as advisory fee revenue and fund management and administration expense while no such amounts should have been recorded in the Company’s Consolidated Statements of Operations. The following table summarizes these revisions, which had no effect on previously reported net income:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating Revenues:
Advisory fees (previously reported)	$250,182	$265,652
Amounts collected on behalf of third parties	(3,787)	(1,875)

Advisory fees (as corrected)	$246,395	$263,777

Total revenues (previously reported)	$253,699	$268,403
Amounts collected on behalf of third parties	(3,787)	(1,875)

Total revenues (as corrected)	$249,912	$266,528

Operating Expenses:
Fund management and administration (previously reported)	$60,515	$61,502
Amounts collected on behalf of third parties	(3,787)	(1,875)

Fund management and administration (as corrected)	$56,728	$59,627

Total operating expenses (previously reported)	$198,617	$214,869
Amounts collected on behalf of third parties	(3,787)	(1,875)

Total operating expenses (as corrected)	$194,830	$212,994

Reclassifications - Consolidated Statements of Cash Flows
Cash flows from purchasing securities owned, at fair value of $36,444 and $22,536 and cash flows from selling securities owned, at fair value of $18,703 and $11,880 during the years ended December 31, 2020 and 2019, respectively, that were not acquired specifically for resale or associated with the Company’s business activities have been reclassified from operating activities to investing activities to conform to the current year’s presentation in the Consolidated Statements of Cash Flows.
The following table summarizes these reclassifications for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Consolidated Statements of Cash Flows:
Cash Flows from Operating Activities
Net cash provided by operating activities (previously reported)	$29,395	$46,832
Reclassification of net cash flows from securities purchases and sales	17,741	10,656

Net cash provided by operating activities (currently reported)	$47,136	$57,488

Cash Flows from Investing Activities
Net cash provided by/(used in) investing activities (previously reported)	$28,382	$(7,005)
Purchases of securities owned, at fair value	(36,444)	(22,536)
Proceeds from the sale of securities owned, at fair value	18,703	11,880

Net cash provided by/(used in) investing activities (currently reported)	$10,641	$(17,661)

F-1
3

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
Foreign Currency Translation
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The impact of the foreign currency translation adjustment is included in the Consolidated Statements of Comprehensive Income/(Loss) as a component of other comprehensive (loss)/income.
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
Contractual Gold Payments
Contractual gold payments are measured and paid monthly based upon the average daily spot price of gold (Note 10).
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

F-1
4

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

F-1
5

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
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate (Note 10). Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
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

F-1
6

Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business. The Company evaluates the likelihood of an unfavorable outcome of all legal or regulatory proceedings to which it is a party and accrues a loss contingency when the loss is probable and reasonably estimable.
Contingent Payments
The Company recognizes a gain on contingent payments when the contingency is resolved and the gain is realized.
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The Series A non-voting
convertible preferred stock (Note 13) and unvested share-based payment awards that contain non-forfeitable
rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class
method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).
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
Recently Adopted Accounting Pronouncements
On January 1, 2021, the Company early adopted ASU
2020-06,
Debt – Debt with Conversion and Other Options
(ASU
2020-06)
under the modified retrospective approach. Under the ASU, the accounting for convertible instruments was simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments are reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception are removed and, as a result, more equity contracts will qualify for the scope exception. The ASU also simplifies the diluted earnings-per-share
calculation in certain areas. Upon the adoption of this ASU, the Company reclassified the equity component related to the convertible notes, net of deferred taxes, reducing accumulated deficit by $616, increasing the carrying value of the convertible notes by $4,088, reducing additional paid-in
capital by $3,682 and reducing deferred tax liabilities by $1,022. These updates also reduced interest expense recognized on the Company’s convertible notes by approximately $420 per quarter and $1,680 for the year ended December 31, 2021 (
Note 12) and the impact on earnings per share
was negligible.

F-1
7

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
3. Exit Activities
Exit Activities
The following table summarizes operating losses recognized by the Company’s wholly-owned subsidiaries that have either been sold or liquidated during reporting periods covered by its consolidated financial statements:

	Years Ended December 31,
	2021	2020	2019

WTAMC	$—	$428	$2,786
WisdomTree Japan Inc. (“WTJ”) (1)	—	—	550

Total	$—	$428	$3,336

(1)	WTJ also recognized an impairment expense of $572 in connection with the termination of its office lease during the year ended December 31, 2019 (Note 25).
Disposition-Related Costs
During the years ended December 31, 2020 and 2019, the Company incurred disposition-related costs of $416 and $902, respectively, in connection with the sale of WTAMC.
4. Cash and Cash Equivalents
Of the total cash and cash equivalents of $140,709 and $73,425 at December 31, 2021 and 2020, $127,328 and $70,911 were held at two financial institutions. At December 31, 2021 and 2020, cash equivalents were approximately $11,488 and $660, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was $12,320 and $10,745 at December 31, 2021 and 2020, respectively. These requirements are generally satisfied by cash on hand.
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

F-1
8

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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the years ended December 31, 2021 and 2020, there were no transfers between Levels 2 and 3.

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$11,488	$11,488	$—	$—
Securities owned, at fair value
ETFs	18,812	18,812	—	—
Pass-through GSEs	106,245	24,720	81,525	—
Corporate bonds	2,109	—	2,109	—

Total	$138,654	$55,020	$83,634	$—
Non-recurring fair value measurements:
Securrency, Inc. – Series A convertible preferred stock (1)	$8,488	$—	$—	$8,488

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 10)	$228,062	$—	$—	$228,062

(1)	Fair value of $8,488 and $8,349 determined on June 9, 2021 and March 8, 2021, respectively (Note 8 ).

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$660	$660	$—	$—
Securities owned, at fair value
ETFs	24,165	24,165	—	—
Pass-through GSEs	8,613	—	8,613	—
Corporate bonds	2,117	—	2,117	—

Total	$35,555	$24,825	$10,730	$—
Non-recurring fair value measurements:
AdvisorEngine Inc. (“AdvisorEngine”) – Financial interests (1)	$—	$—	$—	$—
Thesys Group, Inc. (“Thesys”) – Series Y Preferred Stock (1)	—	—	—	—

Total	$—	$—	$—	$—
Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 10)	$230,137	$—	$—	$230,137

Non-recurring fair value measurements:
Convertible notes (2)	$170,191	$—	$170,191	$—

(1)
The fair value of the AdvisorEngine financial interests of $9,592 was determined on May 4, 2020, the date on which these financial interests were sold. Thesys was written down to zero on September 30, 2020.

(2)	Fair value of $145,847 and $24,344 determined for convertible notes issued on June 16, 2020 and August 13, 2020, respectively (Note 12).
F-1
9

Recurring Fair Value Measurements - Methodology
Cash Equivalents (Note 4)
– These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.
Securities Owned (Note 6)
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
Deferred Consideration (Note 10)
– Deferred consideration represents the present value of an obligation to pay gold into perpetuity.
The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Years Ended December 31,
	2021	2020
Deferred consideration (Note 10)
Beginning balance	$230,137	$173,024
Net realized losses (1)	17,096	16,811
Net unrealized (gains)/losses (2)	(2,018)	56,821
Settlements	(17,153)	(16,519)

Ending balance	$228,062	$230,137

(1)	Recorded as contractual gold payments expense on the Company’s Consolidated Statements of Operations.
(2)	Recorded as gain/(loss) on revaluation of deferred consideration – gold payments on the Company’s Consolidated Statements of Operations.
6. Securities Owned
These securities consist of the following:

	December 31, 2021	December 31, 2020
Securities Owned
Trading securities	$127,166	$34,895

The Company recognized net trading losses on securities owned that were still held at the reporting dates of $2,762 and $59 during the years ended December 31, 2021 and 2020, respectively, which were recorded in other losses and gains, net, in the Consolidated Statements of Operations.
7. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	December 31, 2021	December 31, 2020
Debt instruments: Pass-through GSEs (amortized cost)	$308	$451

During the years ended December 31, 2021 and 2020, the Company received proceeds of $136 and $16,488, respectively, from held-to-maturity
securities maturing or being called prior to maturity.

F-
20

The following
 table summarizes unrealized gains, losses, and fair value (classified as Level
2
within the fair value hierarchy) of securities
held-to-
maturity:

	December 31,
	2021	2020

Cost/amortized cost	$308	$451
Gross unrealized gains	13	30
Gross unrealized losses	—	(12)

Fair value	$321	$469

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity
date:

	December 31,
	2021	2020

Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	—	—
Due over ten years	308	451

Total	$308	$451

8. Investments
The following table sets forth the Company’s investments:

	December 31, 2021		December 31, 2020
	Carrying Value	Cost	Carrying Value	Cost
Securrency, Inc. – Series A convertible preferred stock	$8,488	$8,112	$8,112	$8,112
Securrency, Inc. – Series B convertible preferred stock	5,500	5,500	—	—

Subtotal – Securrency, Inc.	$13,988	$13,612	$8,112	$8,112
Onramp Invest, LLC – Simple Agreement for Future Equity	250	250	—	—

	$14,238	$13,862	$8,112	$8,112

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
The investment is accounted for under the measurement alternative prescribed in ASU
2016-01,
as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the years ended December 31, 2021 and 2020 based upon a qualitative assessment. During the year ended December 31, 2021, the Company recognized a gain of $376 on its Series A Shares, which was re-measured
to fair value upon the issuance of Securrency’s Series B Shares. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value is allocated across the capital structure using the Black-Scholes option pricing model.

F-2
1

The table below presents the inputs used in backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

	Inputs
	June 9, 2021	March 8, 2021
Expected volatility	50%	55%
Time to exit (in years)	4.75	5.00
Onramp Invest, LLC
In June 2021, the Company invested $250 in Onramp Invest, LLC (“Onramp”), a technology company that provides access to crypto assets for registered investment advisers. In consideration for its investment, the Company holds a Simple Agreement for Future Equity (“SAFE”), which provides the Company with the right to be issued certain shares of Onramp’s preferred stock in connection with Onramp’s future equity financing for preferred stock, at a 20% discount to the price per share issued in connection with such equity financing, subject to a pre-determined
valuation cap. The preferred stock is issuable upon the occurrence of such preferred equity financing, which would occur after Onramp’s conversion to a corporation.
The investment is accounted for under the measurement alternative prescribed in ASU
2016-01,
as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the year ended December 31, 2021 based upon a qualitative assessment.
9. Fixed Assets, net
The following table summarizes fixed assets:

	December 31,
	2021	2020
Equipment	$784	$2,836
Furniture and fixtures	—	2,225
Leasehold improvements	—	11,012
Less: accumulated depreciation and amortization	(227)	(8,494)

Total	$557	$7,579

During the year ended December 31, 2021, the Company recognized an impairment charge of $6,576, representing the write-off
of leasehold improvements and fixed assets in connection with the termination of the lease for its principal executive office at 245 Park Avenue, New York, New York. See Notes 14 and 2
6
 for additional information.
10. Deferred Consideration
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
The Contractual Gold Payments are paid from advisory fee income generated by any financial product backed by physical gold (including the proportion of gold in any security which is backed by assets other than physical gold) which is owned or sponsored by the Company and which is publicly offered to investors pursuant to a public offering document approved by a European regulator pursuant to European regulations. The Contractual Gold Payments are subject to adjustment and reduction for declines in advisory fee income generated by such products, with any reduction remaining due and payable until paid in full. ETFS Capital’s recourse is limited to such advisory fee income and it has no recourse back to the Company for any unpaid amounts that exceed advisory fees earned. ETFS Capital ultimately has the right to claw back Gold Bullion Securities Ltd. (a physically backed gold ETP issuer) if the Company fails to remit any amounts due.
The Company determined the present value of the deferred consideration of $228,062 and $230,137 at December 31, 2021 and 2020 using the following assumptions:

	December 31, 2021	December 31, 2020
Forward-looking gold price (low) – per ounce	$1,833	$1,903
Forward-looking gold price (high) – per ounce	$2,705	$2,662
Forward-looking gold price (weighted average) – per ounce	$2,106	$2,117
Discount rate	9.0%	9.0%
Perpetual growth rate	1.0%	0.9%

F-2
2

The forward-looking gold prices at December 31, 2021 were extrapolated from the last observable CMX exchange price (beyond 2027) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. The perpetual growth rate at December 31, 2021 was determined based upon the increase in observable forward-looking gold prices through 2027. This obligation is classified as Level 3 as the discount rate, the extrapolated forward-looking gold prices and perpetual growth rate are significant unobservable inputs. An increase in spot gold prices, forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $16,739 and $17,374 and long-term amounts payable were $211,323 and $212,763 at December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021 and 2020, the Company recognized the following in respect of deferred consideration:

	Years Ended December 31,
	2021	2020	2019
Contractual gold payments	$17,096	$16,811	$13,226
Contractual gold payments – gold ounces paid	9,500	9,500	9,500
Gain/(loss) on revaluation of deferred consideration – gold payments (1)	$2,018	$(56,821)	$(11,293)

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

11. Former Credit Facility
On June 16, 2020, the Company terminated its former credit facility by repaying $174,000 that was outstanding under its term loan and terminating the revolver. A loss on extinguishment of debt of $2,387 was recognized during the year ended December 31, 2020, which represented the write-off
of the remaining unamortized issuance costs.
Interest expense recognized on the former credit facility during the years ended December 31, 2020 and 2019 was $4,086 and $11,240, respectively.
12. Convertible Notes
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

F-2
3

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

•
Conversion
:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026 and March 15, 2023 in respect of the 2021 Notes and 2020 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to
130
% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $
1,000
principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after March 15, 2026 and March 15, 2023 in respect of the 2021 Notes and 2020 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

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

•
Seniority and Security
: The 2021 Notes and 2020 Notes rank equal in right of payment, and are the Company’s senior unsecured obligations, but are subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Series A
Non-Voting
Convertible Preferred Stock (Note 13).

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

F-2
4

The following
 table provides a summary of the carrying value of the Convertible Notes at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	2021 Notes	2020 Notes	Total
Principal amount	$150,000	$175,000	$325,000	$175,000
Plus: Premium	—	250	250	250

Gross proceeds	150,000	175,250	325,250	175,250
Less: Unamortized discount (1)	—	—	—	(4,207)
Less: Unamortized issuance costs (1)	(3,833)	(2,793)	(6,626)	(4,397)

Carrying amount	$146,167	$172,457	$318,624	$166,646

Effective interest rate (2)	3.83%	5.26%	4.60%	6.29%

(1)
Unamortized discount was reduced by $
4,207
and unamortized issuance costs increased by $119 upon the early adoption of ASU
2020-06
on January 1, 2021. The discount previously arose from the bifurcation of the conversion option which occurred prior to the adoption of ASU
2020-06.
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
Interest expense on the Convertible Notes during the year ended December 31, 2021 was $12,332. Interest expense on the 2020 Notes during the year ended December 31, 2020 was $5,582. Interest payable of $590 and $342 at December 31, 2021 and December 31, 2020, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $360,571 and $198,968 at December 31, 2021 and 2020, respectively. The if-converted
value of the 2020 Notes was $180,912 at December 31, 2021 and did not exceed the principal amount at December 31, 2020. The if-converted
value of the 2021 Notes did not exceed the principal amount at December 31, 2021.
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
The following is a summary of the Preferred Share balance:

	December 31, 2021	December 31, 2020
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569
Cash dividends declared per share	$0.12	$0.12

F-2
5

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
Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Preferred Shares was $90,741 and $72,667 at December 31, 2021 and
2
020, respectively.
The carrying amount of the Preferred Shares was not adjusted as it was not probable that the Preferred Shares would become redeemable.
14. Leases
The Company has entered into operating leases for office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Years Ended December 31,
	2021	2020
Lease cost:
Operating lease cost	$1,950	$3,182
Short-term lease cost	1,058	1,227

Total lease cost	$3,008	$4,409

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$15,560	$3,517

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	1.5	8.6

Weighted-average discount rate – operating leases	4.4%	6.3%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.
On September 9, 2021, the Company entered into a Surrender Agreement to terminate the lease for its principal executive office at 245 Park Avenue, New York, New York effective immediately. In consideration for the landlord’s agreement to enter into the Surrender Agreement and accelerate the expiration date of the term of the lease from August 31, 2029, the Company paid a termination fee of $12,725. As a result, the Company recognized a loss on the termination of a lease of $9,277 during the year ended December 31, 2021, which was inclusive of the write-off
of the
right-of-use
asset, broker fees and a reduction in operating lease liabilities. This loss is included in impairments in the Company’s Consolidated Statements of Operations (Note 2
6
).
Additionally, the Company recognized an impairment loss of $303 resulting from the derecognition of a right-of-use
asset upon exiting its London office in February 2021, as well as costs incurred to restore the office space to its original condition.
The Company’s leases also included extension, automatic renewal and termination provisions. These provisions were also not reasonably certain of being exercised and were therefore not recognized as part of the right-of-use
asset and lease liability.

The following table discloses future minimum lease payments at December 31, 2021 with respect to the Company’s operating lease liabilities:

2022	$358
2023	196
2024	—
2025	—
2026	—
2027 and thereafter	—

Total future minimum lease payments (undiscounted)	$554

F-2
6

The following
 table reconciles the future minimum lease payments (disclosed above) at December 31, 2021 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability – short term	$209
Lease liability – long term	328

Subtotal	537
Difference between undiscounted and discounted cash flows	17

Total future minimum lease payments (undiscounted)	$554

15. Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.
Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP
In December 2020, WMAI, WTMAML, WTUK and WisdomTree Ireland Limited were served with a writ of summons to appear before the Court of Milan, Italy, and in January 2021, WTUK was served with a writ of summons to appear before the Court of Udine, Italy. Investors had filed actions seeking approximately €9,000 ($10,193), in the aggregate, resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.
The Company is currently assessing these claims and an accrual has not been made with respect to these matters at December 31, 2021 and 2020.
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
The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	December 31, 2021	December 31, 2020
Carrying Amount – Assets (Securrency)
Preferred stock – Series A Shares	$8,488	$8,112
Preferred stock – Series B Shares	5,500	—

Subtotal – Securrency	$13,988	$8,112
Carrying Amount – Assets (Onramp)
SAFE	250	—

Total (Note 8)	$14,238	$8,112

Maximum exposure to loss	$14,238	$8,112

F-2
7

17. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Years Ended December 31,
	2021	2020	2019
Revenues from contracts with customers:
Advisory fees (1)	$298,052	$246,395	$263,777
Other	6,266	3,517	2,751

Total operating revenues	$304,318	$249,912	$266,528

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
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
Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Years Ended December 31,
	2021	2020	2019
Revenues from contracts with customers:
United States	$179,016	$142,074	$170,827
Jersey (1)	114,623	103,061	88,547
Ireland	10,679	4,412	4,714
Canada (Note 3)	—	365	2,440

Total operating revenues	$304,318	$249,912	$266,528

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
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

F-2
8

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable on the Company’s Consolidated Balance Sheets:

	December 31,
	2021	2020
Receivable from WTT	$15,987	$13,030
Receivable from ManJer Issuers	6,460	11,693
Receivable from WMAI and WTI	3,181	2,125
Receivable from WTCS	—	36

Total	$25,628	$26,884

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Years Ended December 31,
	2021	2020	2019
Advisory services provided to WTT	$178,511	$141,079	$169,483
Advisory services provided to ManJer Issuers (1)	108,862	94,199	80,349
Advisory services provided to WMAI and WTI	10,679	10,124	10,499
Advisory services provided to WTCS	—	628	1,006
Advisory services provided to WTAMC	—	365	2,440

Total	$298,052	$246,395	$263,777

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
The Company also has investments in certain WisdomTree ETFs of approximately $18,526 and $23,932 at December 31, 2021 and 2020, respectively. Net unrealized and realized losses and gains related to trading WisdomTree ETFs during the years ended December 31, 2021, 2020 and 2019 were ($451), $63 and $40, respectively, which are recorded in other losses and gains, net on the Consolidated Statements of Operations.
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

F-2
9

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

•  If the Company’s TSR is negative, the target number of PRSUs vesting is capped at

% regardless of the relative TSR percentile.

During the years ended December 31, 2021, 2020 and 2019, total stock-based compensation expense was $
9,998
, $
11,706
and $
11,590
, respectively, and the related tax benefit recognized on the Consolidated Statements of Operations was $
2,327
, $
2,739
and $
2,791
, respectively.
The actual tax benefit realized for the tax deductions for share-based compensation was $2,032, $833 and $1,649 during the years ended December 31, 2021, 2020 and 2019, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	December 31, 2021
	Unrecognized Stock- Based Compensation	Weighted-Average Remaining Vesting Period (Years)

Employees and directors	$8,825	1.23
Stock Options
A summary of option activity is as follows:

	Options	Weighted-Average Exercise Price

Outstanding January 1, 2019	570,537	$4.36
Granted	—	—
Forfeitures/expirations	(1)	6.50
Exercised	(85,000)	0.70

Outstanding at December 31, 2019	485,536	$4.80
Granted	—	—
Forfeitures/expirations	(63,536)	2.49
Exercised	(117,000)	4.81

Outstanding at December 31, 2020	305,000	$5.68
Granted	—	—
Forfeitures/expirations	(162,500)	5.72
Exercised	(142,500)	5.64

Outstanding at December 31, 2021	—	$—

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $51, $168 and $301, respectively. Cash received from option exercises during the years ended December 31, 2021, 2020 and 2019 was $815, $292 and $160, respectively.

F-
30

RSAs,
 RSUs and PRSUs
The aggregate fair value of RSAs, RSUs and PRSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $10,940, $4,783 and $6,720, respectively. A summary of activity is as follows:

	RSAs		RSUs		PRSUs (1)
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2019	1,957,102	$11.47	9,494	$11.52	—		$—
Granted	2,794,703	6.16	35,283	6.45	270,872	(2)	6.24
Vested	(1,053,980)	11.25	(5,499)	9.85	—		—
Forfeited	(453,267)	9.09	—	—	(38,262)		6.24

Unvested Balance at December 31, 2019	3,244,558	$7.29	39,278	7.20	232,610		$6.24
Granted	1,653,186	3.80	32,901	3.82	117,013	(2)	3.11
Vested	(1,206,879)	8.13	(27,130)	7.45	—		—
Forfeited	(110,122)	4.79	(5,641)	5.39	(8,311)		6.24

Unvested Balance at December 31, 2020	3,580,743	$5.38	39,408	$4.46	341,312		$5.17
Granted	1,642,266	5.46	31,170	5.43	257,043	(2)	6.49
Vested	(1,897,699)	5.78	(15,136)	4.73	—		—
Forfeited	(288,405)	5.11	(452)	5.37	(47,669)		5.74

Unvested Balance at December 31, 2021	3,036,905	$5.20	54,990	$4.93	550,686		$5.73

(1)	Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount.
(2)
A Monte Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning
90-day
average stock prices; (ii) valuation date stock prices; (iii) correlation coefficients based upon the price data used to calculate the historical volatilities; and (iv) the following additional assumptions:

	Granted in 2021	Granted in 2020	Granted in 2019
Historical stock price volatility (low)	34%	21%	22%
Historical stock price volatility (high)	57%	36%	42%
Historical stock price volatility (average)	44%	26%	28%
Risk free interest rate	0.17%	1.47%	2.56%
Expected dividend yield	0.00%	0.0%	0.0%
20. Employee Benefit Plans
The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. The amounts included in the table below are recorded in compensation expense in the Consolidated Statements of Operations.
A summary of discretionary contributions made by the Company is as follows:

Years Ended December 31,
2021	2020	2019
$1,080	$974	$966

21. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Years Ended December 31,
Basic Earnings/(Loss) per Share	2021	2020	2019
Net income/(loss)	$49,797	$(35,655)	$(10,425)
Less: Income distributed to participating securities	(2,168)	(2,216)	(2,163)
Less: Undistributed income allocable to participating securities	(3,378)	—	—

Net income/(loss) available to common stockholders – Basic EPS	$44,251	$(37,871)	$(12,588)
Weighted average common shares (in thousands)	143,847	148,682	151,823

Basic income/(loss) per share	$0.31	$(0.25)	$(0.08)

F-3
1

	Years Ended December 31,
Diluted Earnings/(Loss) per Share	2021	2020	2019
Net income/(loss) available to common stockholders	$44,251	$(37,871)	$(12,588)
Add back: Undistributed income allocable to participating securities	3,378	—	—
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(3,353)	—	—

Net income/(loss) available to common stockholders – Diluted EPS	$44,276	$(37,871)	$(12,588)

Weighted Average Diluted Shares (in thousands ):
Weighted average common shares	143,847	148,682	151,823
Dilutive effect of common stock equivalents, excluding participating securities	1,208	—	—

Weighted average diluted shares, excluding participating securities (in thousands)	145,055	148,682	151,823

Diluted income/(loss) per share	$0.31	$(0.25)	$(0.08)

Diluted earnings /(loss) per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. Total antidilutive non-participating
common stock equivalents were 132
,

315 and 166 during the years ended December 31, 2021, 2020 and 2019, respectively (shares herein are reported in thousands). During the years ended December 31, 2020 and 2019, there were no dilutive common stock equivalents as the Company reported a net loss for the period.
Potential common shares associated with the conversion option embedded in the Convertible Notes for the year ended December 31, 2021 were 1,186 (shares herein are reported in thousands). There were no potential common shares included in weighted average diluted shares for the year ended December 31, 2020 as the Company’s average stock price was lower than the conversion price.
The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Years Ended December 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2021	2020		2019
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	161,263	148,682	(1)	151,823	(1)
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 13)	(14,750)	—		—
Potentially dilutive restricted stock awards	(1,458)	—		—

Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	145,055	148,682	(1)	151,823	(1)

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

F-3
2

22. Income Taxes
Income/loss before Income Tax Expense – Domestic and Foreign
The U.S. and foreign components of income/loss before income tax expense for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019

U.S.	$15,986	$(5,187)	$6,774
Foreign	40,685	(30,035)	(6,653)

Total	$56,671	$(35,222)	$121

Income Tax Expense/(Benefit) – By Jurisdiction
The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$5,857	$3,670	$10,311
State and local	1,538	832	2,271
Foreign	(837)	(1,877)	(1,687)

	$6,558	$2,625	$10,895

Deferred:
Federal	$(1,217)	$60	$(246)
State and local	(251)	13	(54)
Foreign	1,784	(2,265)	(49)

	$316	$(2,192)	$(349)

Income tax expense	$6,874	$433	$10,546

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate
A reconciliation of the statutory federal income tax expense and the Company’s total income tax expense is as follows:

	Years Ended December 31,
	2021	2020	2019

U.S. federal statutory income tax	$11,901	$(7,397)	$25
Decrease in unrecognized tax benefits, net	(5,014)	(5,661)	(3,893)
Foreign operations	(3,211)	(3,342)	(3,561)
Change in tax-related indemnification assets, net	1,053	1,189	740
Non-deductible executive compensation	881	399	1,608
Stock-based compensation tax shortfalls	647	1,485	1,198
(Gain)/loss on revaluation of deferred consideration(1)	(424)	11,929	2,378
Blended state income tax rate, net of federal benefit	526	(171)	237
Change in valuation allowance – Capital losses	5	4,448	7,555
Change in valuation allowance – Foreign net operating losses (“NOLs”) and interest carryforwards	—	(2,018)	3,997
Non-taxable gain on sale – Canadian ETF business	—	(740)	—
Other differences, net	510	312	262

Income tax expense	$6,874	$433	$10,546

(1)
The (gain)/loss on revaluation is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary that is based in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

F-3
3

Income Tax Payments
A summary of income taxes paid by jurisdiction for the years ended December 31, 2021, 2020 & 2019 is as follows:

	Years Ended December 31,
	2021	2020	2019

Federal	$4,258	$4,470	$6,990
State and local	1,020	1,353	1,818
Foreign	3,178	4,308	1,252

	$8,456	$10,131	$10,060

Deferred Tax Assets (“DTAs”)
A summary of the components of the Company’s deferred tax assets at December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
Deferred tax assets:
Capital losses	$16,601	$16,596
Accrued expenses	4,993	3,507
NOLs – Foreign	1,934	2,167
Stock-based compensation	1,359	1,922
Goodwill and intangible assets	1,276	1,466
Unrealized losses	614	—
Interest carryforwards	437	2,235
NOLs – U.S.	382	510
Outside basis differences	122	122
Operating lease liabilities	—	4,953
Other	376	111

Deferred tax assets	28,094	33,589

Deferred tax liabilities:
Fixed assets and prepaid assets	257	1,261
Foreign currency translation adjustment	181	293
Unremitted earnings – International subsidiaries	118	138
Allocated equity component of Convertible Notes	—	1,022
Right of use assets – operating leases	—	3,927

Deferred tax liabilities	556	6,641

Total deferred tax assets less deferred tax liabilities	27,538	26,948
Less: Valuation allowance	(18,657)	(18,885)

Deferred tax assets, net	$8,881	$8,063

Net Operating and Capital Losses – U.S.
The Company’s tax effected net operating losses (“NOLs”) at December 31, 2021 were $382, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at December 31, 2021 were $16,601. These capital losses expire between the years 2023 and
2026.

F-3
4

Net Operating Losses – International
One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,934 at December 31, 2021.
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
In connection with the ETFS Acquisition, the Company accrued a liability for uncertain tax positions and interest and penalties at the acquisition date. The Company also recorded an offsetting indemnification asset provided by ETFS Capital as part of its agreement to indemnify the Company for any potential claims.

The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2020	$32,101	$25,998	$6,103
Decrease - Lapse of statute of limitations (1)	(5,981)	(4,620)	(1,361)
Increases	320	—	320
Foreign currency translation (2)	576	472	104

Balance at December 31, 2020	$27,016	$21,850	$5,166
Decrease - Lapse of statute of limitations (1)	(5,171)	(3,559)	(1,612)
Increases	173	—	173
Foreign currency translation (2)	(93)	(73)	(20)

Balance at December 31, 2021	$21,925	$18,218	$3,707

(1)	Recorded as an income tax benefit along with an equal and offsetting amount recorded in other losses and gains, net, to recognize a reduction in the indemnification asset.
(2)	The gross unrecognized tax benefits were accrued in British pounds.
In January 2022,
an
audit of ManJer’s tax returns (a Jersey-based subsidiary) for the years ended December 31, 2014, 2016, 2017 and 2018 were resolved in favor of ManJer. Gross unrecognized tax benefits of $13,408 (including interest and penalties of $1,219) will be recognized during the three months ended March 31, 2022 and will have an impact on the Company’s effective tax rate. There will also be an equal and offsetting adjustment to the indemnification asset which will be recorded in income before taxes.
The gross unrecognized tax benefits and interest and penalties totaling $21,925 and $27,016 at December 31, 2021 and 2020, respectively, are included in other non-current
liabilities on the Consolidated Balance Sheets. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $7,032 (including interest and penalties of $2,075) in the next 12 months upon lapsing of the statute of limitations. In addition, gross unrecognized tax benefits of $13,408 will be recognized during the three months ended March 31, 2022, resulting from the favorable resolution of the audit of ManJer’s tax returns for the years
2014, 2016, 2017 and 2018.
At December 31, 2021 there were $21,925 of unrecognized tax benefits (including interest and penalties) that, if recognized, would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions and is currently under review by the State of Michigan for the years ended 2017 through 2020. As of December 31, 2021, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2017.
ManJer’s tax returns (a Jersey-based subsidiary) were previously under review for the years ended December 31, 2014, 2016, 2017 and 2018. In January 2022, the audit was resolved in favor of ManJer.

F-3
5

Undistributed
 Earnings of Foreign Subsidiaries
ASC
740-30
Income Taxes
provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $118 and $138 at December 31, 2021 and 2020, respectively.
23. Shares Repurchased
Included under the Company’s share repurchase program are purchases to offset future equity grants made under the Company’s equity plans and purchases made in open market or privately negotiated transactions. This authority may be exercised from time to time, subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice. Shares repurchased under this program are returned to the status of authorized and unissued on the Company’s books and records.
During the years ended December 31, 2021, 2020 and 2019, the Company repurchased 5,120,496, 8,234,324 and 370,428 shares of its common stock, respectively, under this program for an aggregate cost of $34,506, $31,197 and $2,341, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.
As of December 31, 2021, $17,685 remained under this program for future purchases. On February 22, 2022, the Company’s
b
oard of
d
irectors approved an increase of $85.7 million to the Company’s share repurchase program and extended the term for three years through April 27, 2025.
24. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November
30
th
:

Total

Balance at January 1, 2021	$85,856
Changes	—

Balance at December 31, 2021	$85,856

Goodwill was tested for impairment on November 30, 2021. The quantitative impairment test was performed using a market approach, whereby the market capitalization of the Company (a single reporting unit) was compared to its carrying value. The market capitalization was derived from the Company’s publicly traded stock price plus a reasonable control premium. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.
Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the U
.
K. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets (Indefinite-Lived)
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

Advisory Agreements (ETFS)
Balance at January 1, 2021	$601,247
Changes	—

Balance at December 31, 2021	$601,247

ETFS
In connection with the ETFS Acquisition
,
 which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements, which have no expiration date. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.
The Company performed its indefinite-lived intangible asset impairment test related to its ETFS customary advisory agreements on November 30, 2021. The results of this analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates ranging from 3% to 4% (3% weighted average) and a weighted average cost of capital of 9.0%.

F-3
6

25. Contingent Payments
AdvisorEngine – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine. The fair value of upfront consideration paid to the Company was $9,592. Consideration also included contingent payments totaling up to $10,408 which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. No value has been ascribed to these contingent payments at December 31, 2021 and 2020 and no contingent payments have been received during the years ended December 31, 2021 and 2020.
Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WTAMC to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and was paid CDN $3,000 (USD $2,360) of additional cash consideration based upon the achievement of certain AUM growth targets as determined on the
18-month
anniversary of the closing date. The Company may receive additional cash consideration of CDN $0 to $4,000 depending on the achievement of certain AUM growth targets as determined on the
36-month
anniversary of the closing date.
In connection with this sale, the Company recognized a gain of $2,877 during the year ended December 31, 2020. This gain represented the difference between the minimum cash consideration payable to the Company and the carrying value of WTAMC’s net assets upon disposition. A gain of $787 was recognized during the year ended December 31, 2021, from remeasuring the contingent payment to its realizable value. These gains were recorded in other losses and gains, net.
26. Impairments
The following table summarizes impairments recognized by the Company:

	Years Ended December 31,
	2021	2020	2019
Lease termination – New York office (Note 14)	$9,277	$—	$—
Fixed assets – New York office (Note 9 )	6,576	—	—
Lease termination – London office (Note 14)	303	—	—
AdvisorEngine – Financial interests	—	19,672	$30,138
Thesys – Series Y Preferred	—	3,080	—
WisdomTree Japan	—	—	572

Total	$16,156	$22,752	$30,710

AdvisorEngine
During the years ended December 31, 2020 and 2019, the Company recognized impairments of $19,672 and $30,138 to adjust the carrying value of its previously held financial interests in AdvisorEngine to fair value. Fair value was subsequently adjusted during the year ended December 31, 2020 by recognizing a gain of $1,093 in other losses and gains, net. These fair value adjustments were based upon the final sale terms as disclosed above (Note 25).
Thesys
During the year ended December 31, 2020, the Company recognized an impairment of $3,080 on its Series Y Preferred shares in Thesys, as the investment had underperformed financially when assessed against prior expectations, resulting in a carrying value of $0 at December 31, 2020.

WisdomTree Japan
The Company recorded an impairment expense of $572 in connection with the termination of its Japan office lease during the year ended December 31, 2019 in connection with the closure of WTJ.

F-3
7

27. Supplemental Financial Information – Quarterly Results (Unaudited)

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	2021	2021	2021	2021	2020	2020	2020	2020
Total revenues (1)	$79,175	$78,112	$75,775	$71,256	$65,651	$63,749	$57,312	$63,200
Operating income	$22,563	$24,203	$23,685	$18,607	$12,907	$14,744	$11,797	$15,634
Income/(loss) before income taxes	$15,271	$6,333	$21,889	$13,178	($11,297)	$1,138	($14,054)	($11,009)
Net income/(loss)	$11,187	$5,833	$17,630	$15,147	($13,497)	($270)	($13,250)	($8,638)
Earnings/(loss) per share – basic	$0.07	$0.04	$0.11	$0.09	($0.10)	($0.01)	($0.09)	($0.06)
Earnings/(loss) per share – diluted	$0.07	$0.04	$0.11	$0.09	($0.10)	($0.01)	($0.09)	($0.06)
Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03
Unusual or Infrequent Items:
(Loss)/gain on revaluation of deferred consideration (Note 12)	($3,048)	$1,737	$497	$2,832	($22,385)	($8,870)	($23,358)	($2,208)
Impairments (Note 25)	—	(15,853)	—	($303)	—	($3,080)	—	($19,672)
Loss on extinguishment of debt (Note 13)	—	—	—	—	—	—	($2,387)	—

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
28. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. See Note 22 for information pertaining to the resolution of an audit of ManJer’s tax returns (a Jersey-based subsidiary) for the years ended December 31, 2014, 2016, 2017 and 2018. In addition, see Note 23 for information regarding the Company’s share repurchase program. There are no additional events requiring disclosure.

F-3
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

4.2
Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3
Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4
Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5
Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6
Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.7
Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8
Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.9
Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.10
Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

10.1
Share Sale Agreement among the Registrant, WisdomTree International and ETFS Capital dated November 13, 2017 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.2
Waiver and Variation Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International and ETFS Capital (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.3
Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.4
Amended and Restated License Agreement between the Registrant and WisdomTree Trust dated March 1, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012)

Exhibit Number	Description

10.5	Form of Proprietary Rights and Confidentiality Agreement (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.6
Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.35 of the Registrant’s Amendment to Registration Statement on Form 10, filed with the SEC on May 26, 2011)

10.7	WisdomTree Investments, Inc. 2016 Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.8
Form of Employment Agreement for Executive Officers dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.9(a)
Appendix A to Employment Agreement between the Registrant and Jonathan Steinberg, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(A) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.9(b)
Appendix A to Employment Agreement between the Registrant and Peter M. Ziemba, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(E) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.10
Form of Amendment, dated May 5, 2017, to Form of Employment Agreement for Executive Officers, dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017)

10.11	Form of Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2019)

10.12	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2017)

10.13
Employment Agreement between the Registrant and R. Jarrett Lilien, dated November 27, 2017 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.14
Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers applicable to grants prior to January 1, 2021 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2019)

10.15
Employment Agreement between the Registrant and Marci Frankenthaler, dated November 5, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.16
Employment Agreement between the Registrant and Alexis Marinof, dated June 8, 2017 (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.17
Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated July 20, 2017 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.18
Form of Performance-Based Restricted Stock Unit Award Agreement for U.S. Executive Officers applicable to grants after January 1, 2021 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.19
Form of Performance-Based Restricted Stock Unit Award Agreement for U.K. Executive Officers applicable to grants after January 1, 2021 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

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
(i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 and (vi) Notes to the Consolidated Financial Statements.

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

WISDOMTREE INVESTMENTS, INC.

	By:	/s/ J ONATHAN S TEINBERG
Jonathan Steinberg
February 25, 2022		Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 25 th
day of February, 2022.

Signature	Title

/s/ J ONATHAN S TEINBERG	Chief Executive Officer and Director
Jonathan Steinberg	(Principal Executive Officer)

/s/ B RYAN E DMISTON	Chief Financial Officer
Bryan Edmiston	(Principal Financial Officer and Principal Accounting Officer)

/s/ F RANK S ALERNO	Non-Executive Chairman of the Board
Frank Salerno

/s/ A NTHONY B OSSONE	Director
Anthony Bossone

/s/ S MITA C ONJEEVARAM	Director
Smita Conjeevaram

/s/ S USAN C OSGROVE	Director
Susan Cosgrove

/s/ W IN N EUGER	Director
Win Neuger

Director
Harold Singleton III