Form 10-K/A
period 2021-12-31
WisdomTree Investments, Inc.
filed 2022-04-29
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-10932

WisdomTree Investments, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

230 Park Avenue 3 rd Floor West New York, New York	10169
(Address of principal executive offices)	(Zip Code)
212-801-2080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WETF	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights		The NASDAQ Stock Market LLC
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
(computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2021) was $826,206,894. At April 21, 2022, there were 146,560,232 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
WisdomTree Investments, Inc. is filing this Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Original Form
10-K”)
to (i) revise four risk factors that are applicable to the Company, and (ii) present the information required by Part III of Form
10-K.
This Part III information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in Part III to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Form
10-K/A
to include Part III information in our Form
10-K
because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form
10-K.
This Form
10-K/A
amends and restates in their entirety the cover page, Item 1A of Part I and Items 10, 11, 12, 13 and 14 of Part III of the Original Form
10-K
as follows:

•
On the cover page, to (i) delete the reference in the Original Form
10-K
to the incorporation by reference of the Company’s proxy statement for its 2022 Annual Meeting of Stockholders and (ii) update the date as of which the number of outstanding shares of the Company’s common stock is being provided;

•
To present in Part I, Item 1A, the risk factors captioned “
Declining prices of securities, gold and other precious metals . . .
”, “
Declining commodity prices, and gold prices in particular, . . .
”, “
Actions of activist stockholders against us . . .
” and “
The market price of our common stock has been fluctuating . . . ,
” which have
been revised; and

•
To present the information required by Part III of Form
10-K,
which information was originally expected to be incorporated by reference to our definitive proxy statement to be delivered to our stockholders in connection with our 2022 Annual Meeting of Stockholders.

Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form
10-K/A
also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this
Form 10-K/A
and this
Form 10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as explicitly set forth herein, this
Form 10-K/A
does not purport to modify or update the disclosures in, or exhibits to, the Original
Form 10-K
or to update the Original
Form 10-K
to reflect events occurring after the date of such filing.

i

WISDOMTREE INVESTMENTS, INC.
Form
10-K/A
For the Fiscal Year Ended December 31, 2021

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree Investments, Inc. and its subsidiaries.
WisdomTree
®
and Modern Alpha
®
are registered trademarks of WisdomTree Investments, Inc. in the United States and in other countries. All other trademarks are the property of their respective owners.

ii

PART I
ITEM 1A. RISK FACTORS
Any investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors described below in addition to the other information contained in the Original Form
10-K
before making a decision to invest in our common stock. If any of these risks actually occur, our business, operating results, financial condition and prospects could be harmed. This could cause the trading price of our common stock to decline and a loss of all or part of your investment. Certain statements below are forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in the Original Form
10-K.
Market Risks
Declining prices of securities, gold and other precious metals and other commodities can adversely affect our business by reducing the market value of the assets we manage or causing WisdomTree exchange-traded product (“ETP”) investors to sell their fund shares and trigger redemptions.
We are subject to risks arising from declining prices of securities, gold and other precious metals and other commodities, which may result in a decrease in demand for investment products, a higher redemption rate and/or a decline in assets under management (“AUM”). The financial markets are highly volatile and prices for financial assets may increase or decrease for many reasons, including general economic conditions, trade uncertainties, rising or falling interest rates, the strengthening or weakening of the U.S. dollar, events such as the
COVID-19
pandemic, political events such as the war in Ukraine, acts of terrorism and other matters beyond our control. Substantially all our revenues are derived from advisory fees earned on our AUM, in both the international and U.S. markets. As a result, our business can be expected to generate lower revenues in declining market environments or general economic downturns. Such adverse conditions would likely cause the value of our AUM to decrease, which would result in lower advisory fees, or cause investors in the WisdomTree ETPs to sell their shares in favor of investments they perceive to offer greater opportunity or lower risk, thus triggering redemptions that would also result in decreased AUM and lower fees.
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
ETPs trade on exchanges in market transactions that generally approximate the value of the referenced assets or underlying portfolio of securities held by the particular ETP. Trading involves risks including the potential lack of an active market for fund shares, abnormally wide bid/ask spreads (the difference between the prices at which shares of an ETP can be bought and sold) that can exist for a variety of reasons and losses from trading. These risks can be exacerbated during periods when there is low demand for an ETP, when the markets in the underlying investments are closed, when market conditions are extremely volatile or when trading is disrupted. This could result in limited growth or a reduction in the overall ETP market and result in our revenues not growing as rapidly as it has in the recent past or even in a reduction of revenues.
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
At December 31, 2021, approximately 48% of our AUM was concentrated in ten of our WisdomTree ETPs with approximately 19% in four of our precious metal products, 18% in three of our domestic equity exchange-traded funds (“ETFs”), 8% in two of our emerging markets ETFs and 3% in WisdomTree Europe Hedged Equity Fund (HEDJ). As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.
Declining commodity prices, and gold prices in particular, including as a result of changes in demand for commodities and gold as an investment, could materially and adversely affect our business.
At December 31, 2021, approximately 20% of our AUM were in ETPs backed by gold and approximately 12% were in ETPs backed by other commodities. Precious metals such as gold are often viewed as “safe haven” assets as they tend to attract demand during periods of economic and geopolitical uncertainty, such as the present uncertainty in Europe resulting from the war in Ukraine. Accommodative monetary policies are also favorable as the opportunity cost of forgoing investment in interest-bearing assets is low. Market conditions that are not conducive to investment in precious metals may lead to declining prices that are linked to our ETPs and thereby adversely affect our AUM and revenues. We cannot provide any assurance that our products backed by precious metals will benefit from favorable market conditions. In addition, changes in long-term demand cycles for commodities generally and cyclicality in demand for commodities as an investment asset, could reduce demand for certain of our products, limit our ability to successfully launch new products and also may lead to redemptions by existing investors.
Also, a portion of the advisory fee revenues we receive on our ETPs backed by gold are paid in gold ounces. In addition, we pay gold ounces to satisfy our deferred consideration obligation (See Note 10 to our Consolidated Financial Statements contained in the Original Form
10-K).
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
In addition, the adoption of Rule
6c-11,
or the ETF Rule, removed the need to file for exemptive relief in order to issue ETFs, thereby creating fewer barriers to entry for competitors. We expect that additional companies, both new and traditional asset managers, will continue to enter the ETP space.
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
Many of our ETPs have a limited track record upon which an evaluation of their investment performance can be made. Certain investors limit their investments to ETPs with track records of ten years or more. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all our funds are useful, compelling and differentiated investment offerings, to align our overall product line more competitively in the current ETP landscape and to reallocate our resources to areas of greater client interest. As a result, we may further adjust our product offerings, which may result in the closing of some of our ETPs, changing their investment objective or offering of new funds. The investment performance of our products is important to our success. While strong investment performance could stimulate sales of our ETPs, poor investment performance, on an absolute basis or as compared to third-party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering the AUM and reducing our revenues. Our fundamentally-weighted equity products are designed to provide the potential for better risk-

adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity products may not perform well during certain shorter periods of time during different points in the economic cycle.
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

The uncertainty regarding the U.K.’s exit from the European Union (“EU”) could adversely affect our business.
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

We currently depend on HSBC and JP Morgan to provide us with critical physical custody services for precious metals that back our exchange-traded commodities (“ETCs”). The failure of HSBC and JP Morgan to adequately safeguard the physical assets could materially adversely affect our business and harm investors in our products.
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
We currently depend on R&H Fund Services (Jersey) Limited in respect of the products issued by our Jersey-domiciled issuers, or ManJer Issuers, of ETCs (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of products issued by WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WisdomTree Multi Asset Issuer PLC, or WMAI, and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs to provide us with critical administrative services to those products. The failure of any of those providers to adequately provide such services could materially affect our operating business and harm investors in those products.
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
Our business is subject to extensive regulation of our business and operations. One of our U.S. subsidiaries, WisdomTree Asset Management, Inc., or WTAM, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). We also must comply with certain requirements under the Investment Company Act of 1940 (the “Investment Company Act”), with respect to the WisdomTree U.S. listed ETFs for which WTAM acts as investment adviser. WTAM is also a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator for certain of our ETFs. As a commodity pool operator, we are subject to oversight by the NFA and the U.S. Commodity Futures Trading Commission pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force in the U.S. regarding our U.S. listed ETFs is subject to the regulatory authority of the Financial Industry Regulatory Authority (“FINRA”), and the SEC recently adopted rule amendments in seeking to modernize sales and marketing materials, which will impact such materials. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our products that invest in securities of issuers in foreign countries, in the marketing, offer and/or sales of our products in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our ETPs issued by the ManJer Issuers, UCITS ETFs and ETPs issued by WMAI. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our or our ETPs’ failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us, our personnel or our ETPs is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us or our ETPs by regulators could harm our reputation and thus result in redemptions from our products and impede our ability to retain and attract investors in WisdomTree ETPs, all of which may reduce our revenues.
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
From time to time, we may be subject to litigation. In any litigation in which we are involved, we may be forced to incur costs and expenses to defend ourselves or to pay a settlement or judgment or comply with any injunctions in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day
operations of our business, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, an unfavorable outcome in any such litigation, including claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €9.0 million ($10.2 million), could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Note 15 to our Consolidated Financial Statements contained in the Original Form
10-K
for additional information.
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
Cybersecurity risks
The use of various technologies is vital to our digital assets business and will become more prevalent which will make us more susceptible to operational and data security risks resulting from a breach in cybersecurity, including cyberattacks. A breach in cybersecurity, intentional or unintentional, may have an adverse impact on our digital assets business in many ways, including but not limited to, the loss of proprietary information, theft or corruption of data, denial-of-service
attacks on websites or network resources and the unauthorized release or misuse of confidential information.
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
In addition, we are actively engaged or plan to be engaged with a variety of U.S. federal and state regulators (e.g., the SEC, FINRA, New York Department of Financial Services (“NYDFS”) and other state regulators) to secure, as necessary, the appropriate regulatory, registration and/or licensing approvals for various business initiatives, including but not limited to: a New York state-chartered limited purpose trust company; money services and money transmitter business; broker-dealer; investment adviser; and investment funds. As we seek to expand globally, similar approvals and/or reliance on exemptions will be required in applicable foreign markets, which may also involve approvals specific to a digital asset or related business. If we are successful in securing the appropriate regulatory, registration and/or licensing approvals, or otherwise relying on, seeking or confirming exemptions therefrom, for these different initiatives in connection with our digital assets business, we will be subject to a myriad of complex and evolving global policy frameworks and associated regulatory requirements that we would need to comply with, or otherwise be exempt from, in seeking to ensure our digital asset products and services are successfully brought to different markets in a compliant manner. Failure to secure and/or comply with any such approvals and exemptions could have an adverse effect on our digital assets business.
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

Anti-Money Laundering (“AML”) risks
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
Other Company Risks
Actions of activist stockholders against us have been costly and the possibility that activist stockholders may wage proxy contests or seek representation on our Board of Directors may be disruptive and cause uncertainty about the strategic direction of our business.
On January 24, 2022, ETFS Capital Limited (“ETFS Capital”) and Graham Tuckwell jointly filed a statement on Schedule 13D to report that they beneficially owned 15,250,000 shares of our common stock, representing approximately 10.5% of our issued and outstanding shares of common stock. On March 10, 2022, Mr. Tuckwell, ETFS Capital and Lion Point Capital, LP (collectively, the “Investor Group”) filed with the SEC an amended Schedule 13D to disclose that on March 8, 2022, they entered into a group agreement in connection with their collective efforts to seek changes to the composition of the Board of Directors and management of the Company. The amended Schedule 13D disclosed that the Investor Group beneficially owned in the aggregate 13.6% of the Company’s outstanding common stock. On March 18, 2022, ETFS Capital delivered to the Company a notice of the Investor Group’s intention to nominate three director candidates to stand for election to the Board at the 2022 Annual Meeting of Stockholders.
Responding to actions by the Investor Group have been costly. Actions by the Investor Group, or other activist stockholders, to seek representation on our Board of Directors may cause uncertainty about the strategic direction of our business.
Activist stockholders, such as the Investor Group, may from time to time attempt to effect changes in our strategic direction, and in furtherance thereof, may seek changes in how our Company is governed. Our Board of Directors and management strive to maintain constructive, ongoing communications with our stockholders, including the Investor Group, and welcome their views and opinions with the goal of enhancing value for all stockholders. However, an activist campaign that seeks to replace members of our Board of Directors or changes in our strategic direction could have an adverse effect on us because:

•
responding to actions by activist stockholders are costly and may be disruptive, time-consuming and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

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
Our revenues are derived primarily from investment advisory agreements with related parties. Our advisory agreements with the WisdomTree Trust and the fees we collect from the WisdomTree U.S. listed ETFs are subject to review and approval by the Trustees who are not affiliated persons of the fund’s investment manager, or Independent Trustees, of the WisdomTree Trust. The advisory agreements are subject to initial review and approval. After the initial two-year
term of the agreement for each ETF, the continuation of such agreement must be reviewed and approved at least annually by a majority of the Independent Trustees. In determining whether to approve the agreements, the Independent Trustees consider factors such as the nature and quality of the services provided by us, the fees charged by us and the costs and profits realized by us in connection with such services, as well as any ancillary or
“fall-out”
benefits from such services, the extent to which economies of scale are shared with the WisdomTree U.S. listed ETFs, and the level of fees paid by other similar funds. Our revenues would be adversely affected if the Independent Trustees do not approve the continuation of our advisory agreements or determines that the advisory fees we charge to any particular fund are too high, resulting in a reduction of our fees.
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
The market price of our common stock has been fluctuating significantly and may continue to do so, depending upon many factors, some of which may be beyond our control, including:

•	the ultimate duration of the COVID-19 pandemic and its short-term and long-term impact on our business and the global economy;

•	actions of activist stockholders, such as the Investor Group, against us, which have been costly and may be disruptive and cause uncertainty about the strategic direction of our business;

•	decreases in our AUM;

•	variations in our quarterly operating results;

•	differences between our actual financial operating results and those expected by investors and analysts;

•	publication of research reports about us or the investment management industry;

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

Preferred Shares issued in connection with the acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse
business of ETFS Capital (the “ETFS Acquisition”) contain redemption rights, which, if triggered, could materially impact our financial position.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Set forth below is the biographical information, offices held, other business directorships, additional director experience, qualifications, attributes and skills and the class and term of each of our directors. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.

Name	Age	Class	Current Term Expires	Independent	Director Since	Other Public Company Boards	Board Committees
							Audit	Compensation	Nominating & Governance
Susan Cosgrove	59	II	2022	✓	2019		F		✓
Win Neuger	72	II	2022	✓	2013			✓	C
Anthony Bossone	51	I	2024	✓	2009		C, F	✓
Smita Conjeevaram	61	I	2024	✓	2021	McGrath RentCorp SkyWest, Inc. SS&C Technologies Holdings, Inc.	F		✓
Harold Singleton III	60	I	2024	✓	2022
Frank Salerno	62	III	2023	✓	2005			C
Jonathan Steinberg	57	III	2023		1988
C – Chair; F – Financial Expert

Susan Cosgrove
Susan Cosgrove is Managing Director and Chief Financial Officer of The Depository Trust & Clearing Corporation, or DTCC, the premier post-trade market infrastructure for the global financial services industry. She was appointed Chief Financial Officer in August 2013 and is responsible for leading the firm’s global finance and treasury teams and overseeing the company’s financial processes and liquidity and capital position. From 2011 to 2013, she served as Managing Director and General Manager of Settlement and Asset Services of DTCC, overseeing all depository businesses, and from 1999 to 2011, was the General Manager for DTCC’s Equity and Fixed Income Clearing Services. Ms. Cosgrove is a member of DTCC’s Management Committee and Management Risk Committee, and she
co-chairs
the firm’s Investment and Operating Committee. She is also Chair of the Board of Directors of DerivSERV LLC, a subsidiary of DTCC. In February 2021, Ms. Cosgrove joined the Board of Directors of Ultimus Fund Solutions, an independent provider of full-service fund administration, accounting and investor solutions. Until January 2022, she served as Vice Chair of the Board of Pencil Inc., a not for profit organization leading collaboration between business and public education communities. Prior to joining DTCC in 1999, she was a Senior Vice President at Lehman Brothers in charge of Audit and Compliance for the company’s Americas division. Before Lehman, she worked at Maxcor Financial Group for 10 years as Chief Financial Officer and Head of Compliance. She began her career as a Senior Auditor for PricewaterhouseCoopers in their Financial Services Group. Ms. Cosgrove received her B.B.A. in Accounting from Baruch College.

Qualifications:
We believe Ms. Cosgrove’s qualifications to serve on the Board of Directors include her financial, accounting and compliance expertise, and many years of experience in leadership positions in the financial services industry.

Win Neuger
Win Neuger is an independent investor and consultant. From July 2014 until June 2015, he served as Chairman of EcoAlpha Asset Management LLC, a private investment management company focused on investing in companies providing solutions to the global problems of burdened resources. From March 2012 until January 2013, he served as Vice Chairman of the Board of Directors of PineBridge Investments, an independent asset manager offering investment opportunities in emerging and developed markets, and from March 2010 to March 2012, he served as its Chief Executive Officer and Chair of the Executive Committee. From January 2009 to March 2010, Mr. Neuger served as Executive Vice President of American International Group, or AIG, an international insurance organization serving commercial, institutional and individual customers, as well as Chairman and Chief Executive Officer of AIG Investments, AIG’s asset management company. Prior to January 2009, in addition to these positions, he also served as Chief Investment Officer of AIG. Prior to AIG, Mr. Neuger served as both Managing Director, Fixed Income and, subsequently, as Managing Director, Global Equities at Bankers Trust Company. Before Bankers Trust, he was Chief Investment Officer at Western Asset Management. He also served as Head of Fixed Income at Northwestern National Bank. Mr. Neuger previously served on our Board of Directors from January 2007 to December 2009. He currently serves as Chairman of the Board of Neuger Communications Group, a private strategic marketing communications and public relations firm. Mr. Neuger received his A.B. from Dartmouth College and an M.B.A. from the Amos Tuck Graduate School of Business.

Qualifications:
We believe that Mr. Neuger’s qualifications to serve on the Board of Directors include his prior service on our Board and familiarity with our business model and his years of experience in senior management positions in the asset management industry.

Frank Salerno
Frank Salerno has served as our
non-executive
Chair of the Board since October 2019 and served as our Lead Independent Director from July 2005 until October 2019. He was Managing Director and Chief Operating Officer of Merrill Lynch Investment Advisors – Americas Institutional Division, an investment advisory company, from July 1999 until his retirement in February 2004. Before joining Merrill Lynch, Mr. Salerno spent 18 years with Bankers Trust Company in various positions. In 1990, he assumed responsibility for Bankers Trust’s domestic index management business and in 1995 he became Chief Investment Officer for its Structured Investment Management Group. Mr. Salerno received a B.S. in Economics from Syracuse University and an M.B.A. in Finance from New York University. Mr. Salerno served as a director and member of the audit committee and conflicts committee of
K-Sea
Transportation Partners, L.P., formerly a NYSE-listed company, from 2004 until its acquisition in 2011.

Qualifications:
We believe Mr. Salerno’s qualifications to serve on the Board of Directors include his extensive years in senior management positions at large asset management firms as well as his service on the board of directors of another public company. The Board also benefits from his strategic insights on the asset management industry.

Jonathan Steinberg
Jonathan Steinberg founded WisdomTree and has served as Chief Executive Officer since October 1988 and as President from August 2012 to September 2019. He has been a member of the Board of Directors since October 1988, serving as Chair of the Board of Directors from October 1988 to November 2004. He also served as
Editor-in-Chief
of
Individual Investor
and
Ticker
, two magazines formerly published by the Company. Mr. Steinberg is responsible for the creation and development of our proprietary index methodology. Prior to founding WisdomTree, Mr. Steinberg was employed as an analyst in the Mergers and Acquisitions Department of Bear, Stearns & Co. Inc., an investment banking firm, from 1986 to 1988. Mr. Steinberg is the author of
Midas Investing
, published by Times Books, a division of Random House, Inc., in 1996. In connection with our strategic investment in December 2019 in Securrency, Inc., a technology company focused on blockchain-based financial services infrastructure, Mr. Steinberg joined Securrency’s Board of Directors. He attended The Wharton School of Business at the University of Pennsylvania.

Qualifications:
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

Anthony Bossone
Anthony Bossone has been the Chief Financial Officer of Atlantic-Pacific Capital, Inc., a broker-dealer and global placement agent dedicated to raising capital for alternative investment funds, since 2003. From 2001 to 2003, Mr. Bossone was the Assistant Controller at SAC Capital Advisors, LLC, a hedge fund advisory firm, and from 1999 until 2001, Mr. Bossone served as an equity trader at Schonfeld Securities, LLC, a securities trading firm. Mr. Bossone began his career at PricewaterhouseCoopers LLP in 1993 where he was an audit manager until 1999. Mr. Bossone received his B.S. in Business and Economics with highest honors from Lehigh University and is a Certified Public Accountant. Mr. Bossone is also NACD (National Association of Corporate Directors) Directorship Certified.

Qualifications:
We believe Mr. Bossone’s qualifications to serve on the Board of Directors include his financial and accounting expertise. The Board also benefits from his experience as an equity trader.

Smita Conjeevaram
Smita Conjeevaram retired in 2013 after a
19-year
career in the global investment and hedge fund industry. Her most recent position was as the Chief Financial Officer – Credit Hedge Funds and Deputy Chief Financial Officer – Credit Funds for Fortress Investment Group LLC, a global investment firm, where she served from 2010 to 2013. Prior to that, Ms. Conjeevaram served as the Chief Financial Officer of Everquest Financial LLC, a specialty finance company, from 2006 to 2009, and Strategic Value Partners LLC, a leading global investment firm, from 2004 to 2005. Ms. Conjeevaram began her career as a tax specialist at two
Big-4
public accounting firms and is a Certified Public Accountant. In January 2021, Ms. Conjeevaram joined the Board of Directors of McGrath RentCorp (NASDAQ: MGRC), a diversified business-to-business
rental company, and SkyWest, Inc. (NASDAQ: SKYW), an aircraft leasing company. She also has served as a director of SS&C Technologies Holdings, Inc. (NASDAQ: SSNC), an investment and financial management software and service provider for the global financial services industry, since November 2015, and is a member of the audit committee. Ms. Conjeevaram received her B.S. in Accounting and Business Administration from Butler University and a B.A. in Economics from Ethiraj College, Madras, India.

Qualifications:
We believe Ms. Conjeevaram’s qualifications to serve on the Board of Directors include her financial, accounting and compliance expertise, global experience and track record of success in guiding companies through significant growth. The Board also benefits from her experience serving on three other public company boards, including a fintech company, which the Board believes will translate into valuable governance and oversight of our digital assets initiatives.

Harold Singleton III
Harold Singleton III, an executive with more than 30 years in the investment management and financial services industry, was most recently Vice President, Managing Director/Head of Manager Selection and Portfolio Construction of Lincoln Financial Group (NYSE: LNC), which operates multiple insurance and retirement businesses, from March 2016 to December 2021, and previously Vice President/Head of Client Portfolio Management from July 2014 to March 2016. He served as an independent director and member of the Investment Committee of The Vantagepoint Funds from October 2013 to July 2014, and prior to that, he held multiple investment management roles at PineBridge Investments (formerly AIG Investments) from January 2007 to May 2012, most recently as Managing Director/Head of Asset Management Companies and Global Head of Retail and Intermediary Sales. Mr. Singleton also served as Chairman of PineBridge East Africa and PineBridge Taiwan. His investment management career also includes multiple equity portfolio management and analyst positions at well-known firms, including UBS Global Asset Management from June 2003 to December 2006, Metropolitan West Capital Management from September 2000 to June 2003, and Brinson Partners from December 1996 to September 2000, prior to its acquisition by UBS Global Asset Management. Mr. Singleton serves as Chair of the Investment Committee of the Executive Leadership Council, an organization dedicated to the development of global black leaders. He received his B.S. in Chemical Engineering from the Illinois Institute of Technology, where he is a member of the Executive Committee and chairs the Investment Committee of its Board of Trustees, and an M.B.A. in Finance from the University of Chicago. Mr. Singleton is a Chartered Financial Analyst.

Qualifications:
We believe Mr. Singleton’s qualifications to serve on the Board of Directors include his expertise that spans global markets, ESG and diversity, equity and inclusion, and many years of experience in senior leadership positions in the investment management and financial services industry.

Executive Officers
Bryan Edmiston
has served as Chief Financial Officer since June 2021. Previously, he served as Chief Accounting Officer from April 2018 to May 2021 and as Director – Financial Reporting and Accounting Policy from September 2016 to May 2021. Prior to WisdomTree, Mr. Edmiston joined Gleacher & Company, Inc. as a Managing Director responsible for Accounting Policy and SEC Reporting in December 2009. From August 2011 to September 2016, he served as Controller and Principal Accounting Officer of Gleacher. Mr. Edmiston was also a Senior Manager within the Banking & Capital Markets Assurance Practice at PricewaterhouseCoopers LLP, having been employed there from September 1997 to December 2009 while servicing a number of clients in the financial services industry. He received a B.B.A. in Accounting from Pace University and is a Certified Public Accountant. Mr. Edmiston is 46 years old.
Marci Frankenthaler
has served as Chief Legal Officer and Secretary since April 2019. She served as Deputy General Counsel from January 2018 to March 2019, and as Director of Business and Legal Affairs, Associate General Counsel from July 2014 to December 2017. From June 2008 to June 2014, Ms. Frankenthaler was General Counsel of Frederick’s of Hollywood Group Inc., a specialty retailer that she helped to take public and then private. Prior to that, Ms. Frankenthaler was a partner in the Corporate and Securities department of Graubard Miller, which served as our primary corporate counsel from 1991 to 2007, and was employed at that firm beginning in 1994. Ms. Frankenthaler received her B.A., with honors, in Psychology with a concentration in Human Resources from Binghamton University and her J.D. from Benjamin N. Cardozo School of Law, where she served as Executive Editor of the
Cardozo Law Review
. Ms. Frankenthaler is 53 years old.
R. Jarrett Lilien
has served as President and Chief Operating Officer since September 2019. From November 2017 to September 2019, he served as Executive Vice President and Head of Emerging Technologies. From November 2008 to December 2017, Mr. Lilien was a member of the Board of Directors and served on the Audit, Compensation and Nominating and Governance Committees. Until November 2017, Mr. Lilien was the Managing Partner of Bendigo Partners, LLC, a financial services focused venture capital investing and advisory services firm he founded in 2008. From September 2012 to July 2014, Mr. Lilien served as the Chief Executive Officer of Kapitall Inc., an online investing platform. From 2003 to 2008, he served as President and Chief Operating Officer of E*TRADE Financial Corporation. In this role, he was responsible for the tactical execution of all of E*TRADE’s global business strategies. Previously, he served as the President and Chief Brokerage Officer at E*TRADE Securities. In this capacity, Mr. Lilien reorganized the business, adding new product lines and providing innovative brokerage capabilities to its retail, institutional and corporate clients around the world. With experience in more than 40 global markets, he was instrumental in developing a flexible infrastructure for E*TRADE’s brokerage units designed to provide retail and institutional clients with seamless execution, clearing and settlement. Prior to joining E*TRADE, Mr. Lilien spent 10 years as Chief Executive Officer at TIR (Holdings) Limited, a global institutional broker, which E*TRADE acquired in 1999. Mr. Lilien currently serves as President of the Jazz Foundation of America and is on the Board of Directors of Barton Mines Corporation and the Baryshnikov Arts Center. He served as a member of the Board of Directors of Investment Technology Group, Inc. (NYSE: ITG), an independent execution broker and research provider, from April 2015 until its acquisition by Virtu Financial, Inc. in March 2019, and served as interim Chief Executive Officer from August 2015 until January 2016. Mr. Lilien received his B.A. in Economics from the University of Vermont. Mr. Lilien is 60 years old.
Alexis Marinof
has served as Head of WisdomTree Europe since August 2019. He joined WisdomTree Europe in July 2017 as Head of European Distribution, a position he held until April 2018 when he was appointed Chief Operating Officer to oversee the integration of ETF Securities and build out WisdomTree’s multi-product European exchange traded product, or ETP, business. Prior to that, he held various positions at State Street Global Advisors, including as EMEA Head of SPDR ETFs (April 2013 – November 2016), EMEA Distribution Chief Operating Officer (October 2013 – September 2015), Head of Middle East and Africa (February 2008 – April 2013) and Head of the Nordic Region (January 2006 – January 2008). Mr. Marinof received a five-year degree in Finance and Business Management “Ingénieur Commercial et de Gestion” from the Université Catholique de
Louvain-La-Neuve
IAG Louvain School of Management in Belgium. Mr. Marinof is 47 years old.
William Peck
has served as Head of Digital Assets since October 2021. In this role, he oversees digital asset initiatives. From February 2020 to October 2021, he served as Head of Strategy and Emerging Technologies, where he was responsible for oversight of corporate development and other strategic initiatives, including investments in emerging technologies. From September 2014 to January 2020, he held various positions on our Strategy team, including Senior Analyst, Senior Associate and Director. From July 2012 to July 2014, Mr. Peck worked as an Investment Banking Analyst for Bank of America Merrill Lynch covering a range of financial services companies. In connection with our strategic investment in December 2019 in Securrency, Inc., a technology company focused on blockchain-based financial services infrastructure, Mr. Peck joined Securrency’s Board of Directors. He received an A.B. in Government, cum laude, from Harvard University. Mr. Peck is 32 years old.
Jonathan Steinberg
, our Chief Executive Officer and a member of the Board of Directors, is also an executive officer. His biographical information is set forth above in the description of the members of our Board of Directors.

David Yates
has served as Chief Information Officer since April 2015. He is responsible for WisdomTree’s global technology infrastructure, cybersecurity, information management and software engineering. He previously worked at McKinsey & Company from October 2009 to March 2015, most recently as an Associate Principal, advising investment management and insurance clients on a range of strategic technology and operations issues. He pioneered McKinsey’s advanced analytics approach for the insurance industry, laying the foundation for new engagement models and product offerings. He also co-led
McKinsey’s IT Sourcing Practice in the Americas, where he was responsible for sharing expertise with clients during sales and procurement situations, creating industry-shaping content on sourcing, and training expert practitioners within the firm. From March 2005 to July 2007, he worked at Accenture plc, where he led multinational technology delivery programs in the capital markets space, including the design and implementation of the London Stock Exchange’s equity trading platform. Prior to that, he held technology roles at the Bank of England. Mr. Yates received his B.S. in Mathematics and Economics with First Class Honours from the London School of Economics and Political Science, an M.S. in Computing Science with Distinction from Imperial College London and an M.B.A. from MIT Sloan School of Management. Mr. Yates is 42 years old.
Peter M. Ziemba
has served as Senior Advisor to the CEO and Chief Administrative Officer since January 2018. He served as Executive Vice President – Business and Legal Affairs from January 2008 to December 2017 and Chief Legal Officer from March 2011 to December 2017. From April 2007 to March 2011, Mr. Ziemba served as General Counsel. Prior to joining WisdomTree, Mr. Ziemba was a partner in the Corporate and Securities department of Graubard Miller, which served as our primary corporate counsel from 1991 to 2007, and was employed at that firm beginning in 1982. Mr. Ziemba is a member of the Advisory Board of WFUV FM Radio. Mr. Ziemba received his B.A. in History with university honors from Binghamton University and his J.D., cum laude, from Benjamin N. Cardozo School of Law. Mr. Ziemba served as a director of WisdomTree from 1996 to 2003. Mr. Ziemba is 64 years old.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our executive officers and directors, and any persons beneficially owning more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC within specified time periods. To our knowledge, based upon a review of the copies of the reports furnished to us and written representations by directors and executive officers that no other reports were required, all directors, executive officers and persons beneficially owning more than 10% of our common stock timely filed reports required under Section 16(a) of the Exchange Act for the year ended December 31, 2021.
Code of Conduct
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
Audit Committee and Financial Expert
Our Board of Directors has an Audit Committee. Mr. Bossone, Ms. Conjeevaram and Ms. Cosgrove currently serve on the Audit Committee, which is chaired by Mr. Bossone. Our Board of Directors has determined that each member of the Audit Committee is independent under the listing standards of the Nasdaq Stock Market, and that each member of the Audit Committee is an “audit committee financial expert,” as defined under the applicable rules of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Committee Report
The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates it by reference into such filing.
The Compensation Committee of the Board of Directors of WisdomTree has reviewed and discussed with management the information contained in the “Compensation Discussion and Analysis” section of this Form
10-K/A
for the fiscal year ended December 31, 2021. Based upon that review and discussion, the Compensation Committee has recommended to the Board of Directors that the information set forth below under the heading “Compensation Discussion and Analysis” be included in this Form
10-K/A.
Compensation Committee

Frank Salerno (Chair)	Anthony Bossone	Win Neuger
Compensation Discussion and Analysis

Introduction
This Compensation Discussion and Analysis describes the comprehensive information regarding our compensation programs and policies for our CEO, each person who served as our CFO and the next three highest compensated named executive officers for the year ended December 31, 2021. We collectively refer to these executive officers as the NEOs.

Name	Title
Jonathan Steinberg	Chief Executive Officer (CEO)
Bryan Edmiston	Chief Financial Officer (CFO)
R. Jarrett Lilien	President and Chief Operating Officer (COO)
Alexis Marinof	Head of Europe (HoE)
Peter M. Ziemba	Senior Advisor to the CEO and Chief Administrative Officer (CAO)
Amit Muni	Former Chief Financial Officer, whose employment ended on May 31, 2021

We believe we provide a competitive total compensation opportunity for our NEOs through a combination of base salary, cash incentive bonuses, equity compensation and broad-based benefits programs. This Compensation Discussion and Analysis explains the following:

•	our compensation philosophy and objectives;

•	our compensation process, including the roles our Compensation Committee, management and compensation consultant serve in the process;

•	our policies and practices with respect to each compensation element; and

•	our 2021 compensation results.
Changes in Executive Management
Effective May 31, 2021, Amit Muni resigned as CFO to accept alternative employment. He received his base salary through the separation date. Bryan Edmiston was appointed to serve as our CFO effective June 1, 2021.
Consideration of Results of
Say-on-Pay
Vote
Each year, we provide our stockholders with the opportunity to cast an advisory vote on compensation paid to our NEOs, or say-on-pay.
At the 2021 annual meeting of stockholders, our
say-on-pay
proposal received support from stockholders, with 79% of the shares voted casting a vote in favor of the proposal. The Compensation Committee considered the results of the stockholders’ advisory vote at our 2021 annual meeting and made the enhancements to our compensation program summarized in the Executive Summary below. The Compensation Committee intends to review the outcome of this year’s say-on-pay
proposal in its evaluation and determination of executive compensation for fiscal year 2022.
Executive Summary
Business Overview
Our business has generated significant positive momentum while executing against our long-term strategic initiatives. We have benefited from the expansion and diversification of our product line-up,
our Advisor Solutions program, investments in technology-enabled and research-driven solutions, the transformation of our distribution reach and investments in our managed models business. Our AUM as of December 31, 2021 was $77.5 billion, an all-time
high. The breadth and depth of our flows and products is increasing and we generated $4.7 billion of net inflows in 2021, representing an annualized organic growth rate of 7%. Our U.S. products have generated positive net inflows for the last six consecutive quarters ended December 31, 2021. In Europe, our UCITS business has grown at an annualized organic growth rate of 105%, has generated positive net inflows for the last seven consecutive quarters and had AUM of $3.7 billion as of December 31, 2021. Revenues and operating income have increased 22% and 62%, respectively, in 2021 as compared to 2020.
We have been positioning ourselves to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of decentralized finance, or DeFi, to deliver transparency, choice and inclusivity to customers and consumers around the world. We are expanding our offerings to include a new financial services mobile application, branded WisdomTree Prime
™
, a digital wallet that is native to the blockchain and being developed for saving, spending and investing in both native crypto assets and tokenized versions of mainstream financial assets (e.g., blockchain enabled investment funds). We are also planning to launch asset- and fund-tokenization products beginning with a dollar token, gold token and digital short term treasury fund which will be available on multiple public and permissioned blockchains, leveraging federal and state regulated entities. As we pursue our digital assets strategy, we are embracing a concept we refer to as “responsible DeFi,” which we believe upholds foundational principles of regulation in this innovative and quickly evolving space. We believe our expansion into digital assets will complement our existing core competencies in a holistic manner, diversify our revenue streams and contribute to our growth.
Advancements made in pursuit of our digital assets initiative include the following:

•
the expansion of our dedicated team focused on developing new investment products, indexes and strategies that provide exposure to digital assets, along with new blockchain-enabled products and services globally;

•	the development of a new financial services mobile application, branded WisdomTree Prime ™ , a digital wallet that is native to the blockchain;

•	the launch of a crypto index offering digital assets exposure to separately managed accounts in collaboration with Ritholtz Wealth Management LLC, OnRamp Invest LLC and Gemini Trust Company, LLC;

•	our collaboration with OnRamp Invest and Gemini to support a new digital asset variable annuity product by Federal Life through the development of our +Crypto model portfolio;

•	the WisdomTree Enhanced Commodity Strategy Fund (GCC) becoming the first U.S. listed ETF to provide exposure to crypto assets through bitcoin futures;

•	the launch of five crypto ETPs in Europe;

•	our investments in Securrency, Inc. and Onramp Invest; and

•	various digital asset and blockchain-related regulatory filings and applications pending in the U.S.
Additional accomplishments in 2021 include:

•
the termination of the lease for our principal executive office in New York City and a reduction in our office footprint in London. These actions were taken in response to our adoption of a “remote first” approach to work, a strategy we embraced after soliciting feedback from our employees. The virtual work environment has led to efficiencies, increased transparency and further collaboration throughout our business. It is also contributing to future cost savings, which for the year ending December 31, 2022 are anticipated to be approximately $3.5 million when compared to our actual occupancy and depreciation expense recognized during the year ended December 31, 2020;

•
the issuance of $150 million of convertible senior notes due 2026, providing capital for organic and inorganic growth initiatives and the return of approximately $54.0 million to our stockholders through stock repurchases and our ongoing quarterly cash dividend; and

•	the launch of nine new U.S. listed ETPs and 14 European listed ETPs.
In addition to these achievements, we were named a 2021 Best Places to Work in Money Management by
Pension
 & Investments
for the second consecutive year and five years total. We were one of the top five within the category for managers with
100-499
employees. We were also named Best WorkPlace for
medium-sized
companies in the U.K. for a second consecutive year.
Compensation Overview
2021 Highlights
. 2021 was marked by many achievements in advancing our long-term strategic objectives, fostered by an employee-centric culture that is contributing to our success. In accordance with our performance-based incentive compensation plan, the Compensation Committee approved a total incentive compensation pool for our NEOs that was 115% of the targeted amount for 2021, a funding level aligned with our non-executive
incentive plan.
We regularly engage with our stockholders on a variety of business matters and are committed to continuously evaluating our executive compensation program and disclosures to ensure transparency and alignment with stockholder interests. In response to the 79% support we received on our say-on-pay
proposal from our stockholders in 2021, we have made the following refinements to our executive compensation program over the past year:

•	significantly reduced the overall level of discretion exercised by the Compensation Committee in relation to the payout resulting from our executive incentive compensation program;

•	aligned our CEO’s incentive compensation with the overall funding level of the executive incentive compensation pool; and

•	provided additional transparency pertaining to:

•	incentive compensation targets for each NEO;

•	performance weightings for all quantitative metrics; and

•	long-term incentive mix for equity granted in 2022.
Impact of Total Shareholder Return on NEO Compensation
. A significant portion of our executive compensation program is linked to shareholder return, as follows:

•
relative total shareholder return, or TSR, is a performance metric included in our performance-based incentive compensation program for our NEOs. The 2021 funded payout percentage for this performance metric was 50% of Target. See “2021 Incentive Compensation Program and Results” below;

•
long-term incentive compensation is granted entirely in the form of equity, which value is explicitly linked to TSR, and is comprised of both restricted stock awards and relative
TSR-based
performance-based restricted stock units, or PRSUs;

•
PRSUs granted for 2021 performance in January 2022 to our CEO and COO represent 50% of each of their respective long-term equity awards granted. PRSUs granted to our other NEOs represent 25% of each of their respective long-term equity awards granted; and

•	the payout on PRSUs granted in January 2019 and vesting in January 2022 was zero.

Changes to be effective in 2022
. In addition, we made the following enhancements to our incentive compensation program that will take effect prospectively beginning in 2022:

•
greater weight has been ascribed to quantitative performance metrics such that the achievement of quantitative metrics will determine 75% of the executive incentive compensation pool and the remaining 25% will be determined by the Compensation Committee based on qualitative results, representing a shift from the current
50%-50%
quantitative-qualitative mix;

•
all NEOs will receive a greater percentage of incentive compensation in the form of equity, including an anticipated equity payout of 60% for our CEO compared to 52% in 2021, of which 50% will consist of performance-based restricted stock units and 50% will consist of time-based restricted stock awards;

•
the Compensation Committee adopted a compensation clawback policy, pursuant to which we may recoup all or a portion of the value of any cash or equity incentive compensation provided to any current or former executive officers and certain other employees in the event that our financial statements are restated due to material noncompliance with any financial reporting requirement under the securities laws; and

•
our Board of Directors has adopted a new 2022 Equity Plan, which provides, among other things, that dividends on unvested time-based equity awards granted under the 2022 Equity Plan will not be paid when declared as is the case under the 2016 Equity Plan, but instead will accrue and not be paid unless and until the award vests. As a result, no dividends will be paid with respect to unvested awards under the 2022 Equity Plan. We plan to seek stockholder approval of the 2022 Equity Plan at our 2022 annual meeting of stockholders.

Our Compensation Philosophy and Objectives
Our compensation philosophy and objectives are primarily shaped by strategies targeted to achieve our long-term goals within the business environment in which we operate. We operate in a highly competitive and challenging business environment and we expect competition to continue and intensify. We directly compete with numerous other ETP sponsors and indirectly compete with other larger and multi-national traditional asset management companies. We compete on a number of factors, including the breadth and depth of our product offerings as well as the investment performance and fees of our ETPs.
Competition in the digital assets industry on a global basis is also increasing, and ranges from large, established financial incumbents to smaller, early-stage financial technology providers and companies. As mentioned above, we have been positioning ourselves to expand beyond our existing ETP business by introducing new revenue streams and expanding our offerings to include a new financial services mobile application, branded WisdomTree Prime
™
, a digital wallet that is native to the blockchain and being developed for saving, spending and investing in both native crypto assets and tokenized versions of mainstream financial assets (e.g., blockchain enabled investment funds). We also are planning to launch asset- and fund-tokenization products beginning with a dollar token, gold token and digital short term treasury fund, which will be available on multiple public and permissioned blockchains, leveraging federal and state regulated entities.
We believe our long-term success depends on our ability to:

•	innovate and introduce new products through traditional ETPs;

•	grow organically by increasing our ETP inflows and generating strong after-fee performance track records;

•	successfully implement our digital assets strategy;

•	introduce new revenue streams and generate improved financial results; and

•	employ the industry’s most talented, professional and dedicated people at all levels.
The primary objectives of our compensation programs are to:

•	attract, retain, and motivate our professional, dedicated and expert employees in the highly competitive asset management industry;

•	reward and retain employees whose knowledge, skills and performance are critical to our continued success;

•	align the interests of all of our employees with those of our stockholders by motivating them to increase stockholder value; and

•	motivate our executives to manage our business to meet short-term and long-term objectives and reward them appropriately for meeting or exceeding them.

The following principles guide our compensation programs:

•
Pay-for-performance.

Our compensation programs are designed to reward our employees for their individual performance as well as the Company’s performance. If an employee is a top-tier

performer, he or she should receive higher rewards. Likewise, where individual performance falls short of expectations and/or our financial performance declines, the programs should deliver lower levels of compensation. In addition, the objectives of pay-for-performance

and retention must be balanced. Even in periods of temporary downturns in our performance, our programs should continue to ensure that our successful, high-achieving employees remain motivated and committed to us.

•
Every employee should be a stakeholder aligned with our stockholders.

A key factor in our success has been and continues to be fostering an entrepreneurial culture where our employees act and think like our owners. As such, our compensation programs encourage stock ownership throughout our organization to align our employees’ interests with our stockholders. Accordingly, our stock awards are long-term in nature and our employees receive equity awards as part of their year-end compensation.

•
Higher levels of responsibility are reflected in compensation.

Compensation is based on each employee’s level of job responsibility. As employees progress to higher levels in our organization, an increasing proportion of their pay is tied to our long-term performance because they are more able to impact our results.

•
Competitive compensation levels.

Our compensation programs reflect the value of the position in the marketplace. To attract and retain a highly skilled work force, we must remain competitive with the pay of other premier employers who compete with us for talent.

•
Team approach.

Our success has been based on the coordinated efforts of all our employees working towards common goals, not on the efforts of any one individual. As such, our compensation programs should be applied across the organization, accounting for differences in job responsibilities and marketplace considerations. Perquisites are rare and limited to those that are important to our employees’ ability to carry out their responsibilities safely and effectively.

•	Align with long-term success . Our compensation programs closely link incentive rewards to our long-term strategic priorities and successes and not to short-term excessive risk taking.
We believe we have designed competitive compensation packages to incorporate the above principles and ensure that our executive compensation is aligned with corporate strategies and business objectives.
Components of Compensation
We have established the following components of compensation to satisfy our compensation objectives:

•	base salary;

•	annual incentive compensation;

•	long-term equity compensation;

•	benefit programs;

•	severance benefits; and

•	change in control benefits for certain NEOs.
These components provide competitive compensation packages recognizing and rewarding individual contributions; ensure that executive compensation is aligned with corporate strategies and business objectives; and promote the achievement of key strategic and operating performance measures.
Base Salary
. We use base salary as a means of providing steady pay or a fixed source of compensation for our NEOs, allowing them a degree of certainty to attract and retain them. While base salaries are an important component in the overall compensation package, we believe the majority of our NEOs’ compensation should be earned through cash and equity incentive compensation.
Annual Incentive Compensation
. Annual incentive compensation is awarded in cash and is used to motivate and reward our employees for achieving certain short-term operating, financial and other business goals as well as individual performance.
Long-Term Equity Compensation
.

Because short-term performance does not by itself accurately reflect our overall performance or the return realized by our stockholders, we grant equity awards to our employees as a long-term incentive. We believe that providing equity ownership:

•	serves to align the interests of our employees with our stockholders by creating an ownership culture and a direct link between compensation and stockholder return;

•	creates a significant, long-term interest for our employees to contribute to our success;

•	aids in the retention of employees in a highly competitive market for talent; and

•	allows employees to participate in our longer-term success through potential stock price appreciation.
In determining the appropriate mix of short-term and long-term incentive compensation to our executives and all of our employees, our Compensation Committee and management believe that employees with higher authority, responsibility and ability to significantly influence our growth and profitability should receive their incentive compensation more weighted towards long-term equity to further align their interest with our long-term success. As a result, incentive compensation paid to our CEO is most heavily weighted toward long-term equity incentives, followed by our COO, and then our other NEOs. Long-term equity awards consist of restricted stock awards and PRSUs.
Restricted Stock
Restricted stock awards vest in equal annual installments over three years commencing on the first anniversary of the grant date. The number of shares of restricted stock granted to our NEOs was determined by dividing the dollar value of such awards by the closing price of our common stock on the grant date. Restricted stock awards granted for 2021 performance in January 2022 to our CEO and COO represent 50% of each such NEO’s long-term equity awards. Restricted stock awards granted to our other NEOs represent 75% of each such NEO’s long-term equity awards.
Performance Based Restricted Stock Units (PRSUs)
Our PRSUs cliff vest at the end of three years if certain
pre-determined
TSR levels are achieved. The number of PRSUs granted to our NEOs was determined by dividing the dollar value of such awards by the grant date fair market value of the PRSUs as determined by an independent valuation consultant. PRSUs granted for 2021 performance in January 2022 to our CEO and COO represent 50% of each of their respective long-term equity awards granted. PRSUs granted to our other NEOs represent 25% of each of their respective long-term equity awards granted.
While a target number of PRSUs was initially granted, the number of PRSUs that will ultimately be earned and vest is tied to how our TSR compares to a peer group of other publicly traded asset managers over the three-year period and could range from 0% to 200% of the target number of PRSUs granted. With respect to the PRSUs granted for 2021 performance in January 2022, the number of PRSUs that will ultimately be earned and vest is determined as follows:

•	If the relative TSR is below the 25 th percentile, then 0% of the target number of PRSUs granted will vest.

•	If the relative TSR is at the 25 th percentile, then 50% of the target number of PRSUs granted will vest.

•
If the relative TSR is above the 25
th
percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50 th
percentile; and capped at 200% of the target number of PRSUs for performance at or above the 85 th
percentile.

•	If our absolute TSR is negative, the number of PRSUs vesting is capped at 100% of target regardless of the relative TSR percentile.
As stated above in the section titled “Our Compensation Philosophy and Objectives,” those individuals with greater levels of authority and responsibility receive a higher amount of their incentive compensation in the form of equity. Accordingly, we granted a greater proportion of incentive compensation in equity to our NEOs as compared to our other employees. See “2021 Total Compensation” below for further information regarding actual compensation paid to our NEOs.
Benefits and Perquisites
. As stated above in the section titled “Our Compensation Philosophy and Objectives,” our NEOs and Compensation Committee agree that perquisites should be rare and limited to those that are important to our employees’ ability to carry out their responsibilities safely and effectively. Our NEOs are entitled to participate in directors’ and officers’ liability insurance, as well as the various benefits made available to our other employees on the same terms as other employees, such as our group health plans, paid vacation and sick leave, basic life insurance, short- and long-term disability benefits and a 401(k) plan with a Company matching contribution of up to 50% of eligible employee contributions.
Severance Benefits
. Certain of our NEOs are entitled to specified benefits in the event of termination of their employment under certain conditions, including partial acceleration of unvested equity awards and specified severance payments and benefits.
Change in Control Benefits
.
Our CEO, COO and CAO are entitled to specified benefits in the event of involuntary termination of their employment without cause or voluntary termination for good reason within 18 months after a change of control, including acceleration of unvested equity awards and cash severance payments and benefits. In addition, if a change of control occurs within 12 months following the CEO, COO or CAO’s involuntary termination without cause or voluntary termination for good reason, all unvested equity awards will vest on the effective date of the change of control. We have provided more detailed information about these benefits, along with estimates of value under various circumstances, in the table below under “Potential Payments Upon Termination or Change in Control.”
Our goal in providing severance and change in control benefits is to offer sufficient certainty in compensation such that our executive officers will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We believe these benefits assist in maintaining a competitive position in terms of attracting and retaining key executives, which is in the best interests of our stockholders.

Role of the Compensation Committee, Performance Evaluations and Management
The Compensation Committee, which is comprised entirely of independent directors, is responsible for the general oversight of our compensation policies and practices. The Compensation Committee also reviews the overall compensation structure and evaluates the performance of our NEOs in order to determine that compensation is fair, reasonable, competitive and consistent with our compensation philosophies and objectives based on their collective experiences and business judgment. The Compensation Committee engages an independent compensation consultant to provide advice with respect to executive compensation.
The Compensation Committee specifically evaluates the performance of our CEO and, with input from our CEO, the overall performance of our other NEOs. The Compensation Committee also discusses the overall performance and compensation of our NEOs with members of our Board of Directors and presents them with information regarding compensation matters throughout the year as needed.
The Compensation Committee oversees the development, implementation and administration of our compensation programs, including all compensation plans adopted by the Board of Directors under which equity grants are made, and determines and approves performance measures and goals and objectives relevant to the compensation program. In addition, the Compensation Committee evaluates the performance of the CEO in light of those goals and objectives, determines and approves the CEO’s compensation based on this evaluation, reviews and approves the compensation of the other NEOs, reviews and approves all discretionary bonuses to our employees, and reviews and approves employment, severance, and change in control agreements as well as any other supplemental benefits provided to our NEOs and other senior employees under the Compensation Committee’s purview. The Compensation Committee also reviews and makes recommendations to our Board of Directors with respect to directors’ compensation. The Compensation Committee also works with management to annually review and reassess the adequacy of its charter, proposing changes as necessary to our Board of Directors for approval.
Our NEOs play a critical and important role in setting or recommending compensation levels throughout our organization. Our CEO makes incentive compensation recommendations to the Compensation Committee for the NEOs other than the CEO. In considering the CEO’s recommendations, the Compensation Committee evaluates results measured by the performance measures, goals and objectives of our compensation programs as well as qualitative factors to ensure that compensation is fair, reasonable, competitive and consistent with our compensation philosophy and objectives.
Our NEOs work with the Compensation Committee to design and develop compensation programs applicable to all our employees, including recommending changes to existing compensation programs and operational performance targets, preparing analyses of Company financial or operational data or other Compensation Committee briefing materials, analyzing industry data, and, ultimately, implementing the decisions of the Compensation Committee.
Use of Compensation Consultant
The Compensation Committee has retained Frederic W. Cook & Co., or FWC, a compensation consultant, to provide objective advice on the pay practices, compensation plan design and the competitive landscape for compensation. The compensation consultant also reviews and makes recommendations for the selection process and pay information used for market compensation benchmarking discussed below. WisdomTree pays the cost for FWC’s services. However, the Compensation Committee retains the sole authority to direct, terminate or continue FWC’s services. The Compensation Committee has confirmed the independence of FWC in accordance with SEC and Nasdaq rules and has determined that their work has not raised any conflicts of interest.
Market Compensation Benchmarking
The Compensation Committee monitors relevant market and industry statistics on executive compensation as one of several factors it considers in determining compensation of our NEOs. In making compensation decisions, the Compensation Committee reviews:
Industry surveys
.
McLagan Partners, Inc., a compensation consulting firm for the financial services industry, prepares annual comprehensive compensation surveys for the asset management industry. These surveys consist of consolidated compensation information of publicly traded and private asset management firms.
Industry peers
. Publicly disclosed pay information for certain publicly traded asset management firms that are generally similar in size, market capitalization, product offering or financial metrics as WisdomTree.
The Compensation Committee uses this information to inform compensation decisions and to understand evolving pay trends at asset managers; however, the Compensation Committee recognizes that there are inherent limitations on the comparability and usefulness of the market data, including time lags, differences in scope of responsibilities, geographic differences and other factors. While the Compensation Committee believes such comparative information is useful, such data is intended solely to serve as a reference point to assist the Compensation Committee in its discussions and deliberations.

The Compensation Committee, working with FWC, reviews the appropriateness of the companies included in the industry peer group at the beginning of the year. The peer group median is used to determine the target compensation of the CEO and as a reference point for the other NEOs. The Compensation Committee will adjust the peer group based on metric changes of the peer group average relative to WisdomTree. Relevant metrics considered by the Compensation Committee include AUM, financial metrics, number of employees and market capitalization. Given the consolidation of companies within our peer group over recent years, in 2021 we expanded our peer group to include eight additional financial services companies to ensure statistical validity of data used to assist in the determination of compensation. The 2021 peer group is set forth below:

• Alliance Bernstein Holding L.P.	• Hercules Capital, Inc. (1)
• Artisan Partners Asset Management Inc.	• Main Street Capital Corporation (1)
• B. Riley Financial, Inc. (1)	• Moelis & Company (1)
• Blucora, Inc. (1)	• Pzena Investment Management, Inc.
• BrightSphere Investments Group Inc.	• Silvercrest Asset Management Group Inc. (1)
• Cohen & Steers, Inc.	• Victory Capital Holdings, Inc.
• Diamond Hill Investment Group, Inc.	• Virtus Investment Partners, Inc.
• Donnelley Financial Solutions, Inc. (1)	• Westwood Holdings Group, Inc.
• Greenhill & Co., Inc. (1)

(1)	Represents new companies added to the peer group for 2021.
2021 Incentive Compensation Program and Results
We maintain a performance-based incentive compensation program for our NEOs. The program is designed to determine the proper level of funding for the incentive compensation pool relative to achieving certain quantitative metrics and qualitative results that incentivize growth. For 2021, the achievement of quantitative metrics determined 50% of our total incentive compensation pool with the remaining 50% determined by the Compensation Committee based on qualitative results. This split reflects the Compensation Committee’s desire for a more formulaic bonus plan while recognizing the need to apply some level of judgment in setting appropriate compensation levels to reflect the accomplishment of strategic objectives and individual performance. For 2022, these percentages have been modified to 75% quantitative and 25% qualitative in order to ascribe more weight to quantitative performance metrics.
Actual plan performance is summarized below. The quantitative metrics chosen were considered important performance measurements that our Board of Directors and investors use to measure the health of our business and relative success:

•
Net inflows
– derived using broad industry data for the asset management and ETP industry as well as consideration for historical actual performance and analyst expectations. The funded payout is capped at 250% of Target.

•
Financial metrics
– our total revenues, adjusted operating income and adjusted operating margin which is derived from internal planning activities. We define “adjusted operating income” as operating income, calculated in accordance with GAAP, excluding bonus expense and we define “adjusted operating margin” as adjusted operating income divided by revenue. The funded payout for these metrics is uncapped (a cap of 250% was introduced for 2022).

•
Relative total shareholder return
– our stock performance relative to twelve other publicly traded asset managers and which measures value generated for our stockholders. The funded payout is capped at 250% of Target.

($ in thousands) Performance Metrics	Weight	Target	Target Payout	2021 Actuals	Funded %	Funded Payout
Net inflows	9.375%	$3,909,000	$958	$4,661,000	119.2%	$1,143
Total revenues (1)	9.375%	$278,000	$958	$303,900	109.3%	$1,048
Operating income (excluding bonus) (1)	9.375%	$94,000	$958	$123,500	131.4%	$1,259
Operating margin (excluding bonus) (1)	9.375%	33.8%	$958	40.6%	120.1%	$1,151
Relative total shareholder return	12.50%	7 of 13	$1,278	10 of 13	50.0%	$639

Total – Performance:	50.00%		$5,111			$5,239	(2)

Total – Qualitative:	50.00%		$5,111			$6,517

Total – Pool:			$10,222			$11,756

Funding percentage:						115%

(1)
2021 Actuals have been adjusted to account for the impact of foreign exchange fluctuations on targets set at the beginning of the year related to our international operations. These adjustments, which had a negligible impact on the Funded Payout, include a reduction to revenues of $446 and an increase to operating income of $822.

(2)
The net inflows and relative total shareholder return payouts range from 0% to 250% of Target. Payouts associated with the financial metrics are uncapped (a cap of 250% was introduced for 2022) and could technically be zero in a circumstance where we earn zero revenues or operating income.

Actual quantitative performance was 102.5% of Target. The qualitative amount was determined by the Compensation Committee in consultation with FWC and considered our overall performance including the achievements summarized in the Executive Summary above. This resulted in the incentive compensation plan being funded at 115% of Target, a funding level aligned with our non-executive
incentive plan.
In recommending and determining the amount of incentive compensation and total compensation for our NEOs, our CEO and Compensation Committee primarily used their business judgment and considered:

•	individual performance;

•	the contribution of our NEOs in achieving the strategic initiatives described above;

•	retention;

•	tenure at the firm;

•	historical compensation;

•	compensation survey data from McLagan and our publicly-traded asset manager peer group; and

•	guidance from FWC.
See “2021 Total Compensation” below for further information regarding actual compensation paid to our NEOs.
2021 Total Compensation
The table below reflects the total compensation awarded for 2021 performance to our NEOs who were serving in their respective positions as of December 31, 2021 in the manner that the Compensation Committee used to evaluate total compensation. This table supplements the Summary Compensation Table below, which is presented in a different format as required by the SEC:

						Incentive Compensation
($ in thousands) NEO	Base Salary	Incentive Target	Funded %	Incentive Compensation	Total Compensation	Short-Term Cash	Restricted Stock	PRSUs (1)	Total
Jonathan Steinberg – CEO	$550	$4,162	115%	$4,787	$5,337	$2,291	$1,248	$1,248	$4,787
Bryan Edmiston – CFO (2)	$294	$392	129%	$504	$798	$293	$158	$53	$504
R. Jarrett Lilien – COO	$425	$2,168	110%	$2,381	$2,806	$1,367	$507	$507	$2,381
Alexis Marinof – HoE (3)	$399	$972	110%	$1,069	$1,468	$695	$280	$94	$1,069
Peter M. Ziemba – CAO	$375	$1,175	110%	$1,294	$1,669	$841	$340	$113	$1,294

(1)	PRSUs granted to our CEO and COO represent 50% of the long-term equity awards granted. PRSUs granted to our other NEOs represent 25% of the long-term equity awards granted.
(2)
Mr. Edmiston was appointed to serve as our CFO on June 1, 2021, at which time his base salary was increased from $250 to $325 and his incentive target was increased from $275 to $475. His base salary and incentive target reported in the table have been prorated based on his current and former roles held in 2021.

(3)	Mr. Marinof’s compensation is paid in British pounds. Amounts reflected in the table are reported in U.S. dollars using the average exchange rate of $1.3761.

The following charts reflect the elements of total compensation for our NEOs who were serving in their respective positions as of December 31, 2021 as a percentage of their total compensation based on the chart above:

Risk Analysis of Compensation Policies and Programs
The Compensation Committee has reviewed our overall compensation policies and believes that these policies do not encourage excessive and unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. The design of the compensation policies and programs encourages employees to remain focused on both our short- and long-term goals. For example, while the cash bonus plan measures performance on an annual basis, a portion of the equity awards typically vest in equal installments over three years and a portion typically cliff vest after three years in an amount derived from our TSR in relation to a peer group. We believe this encourages employees to focus on sustained stock price appreciation, thus limiting the potential for excessive risk-taking.
In addition, we have implemented the following policies to manage risk:

•	we maintain stock ownership guidelines for executive officers and directors;

•	our Insider Trading Policy was recently amended to strictly prohibit hedging, pledging and similar transactions in our common stock by our employees, officers and directors; and

•
the Compensation Committee recently adopted a clawback policy, pursuant to which we may recoup all or a portion of the value of any cash or equity incentive compensation provided to any current or former executive officers and certain other employees in the event that our financial statements are restated due to material noncompliance with any financial reporting requirement under the securities law.

Tax and Accounting Considerations
We evaluate the effect of accounting and tax treatment of particular forms of compensation on an ongoing basis and make modifications to compensation policies in response where appropriate. Under current U.S. tax rules, compensation paid to our NEOs in excess of $1,000,000 is generally not deductible by us. In designing our executive compensation program and determining the compensation of our executive officers, including our named executive officers, our compensation committee considers a variety of factors, including the potential impact of the $1,000,000 deduction limit. While the Compensation Committee is mindful of the benefit of the full deductibility of compensation, it believes that stockholder interests are best served if the Compensation Committee retains maximum flexibility to design executive compensation programs that meet stated business objectives. Accordingly, while considering tax deductibility as a factor in determining executive compensation, the Compensation Committee may not limit such compensation to levels that will be deductible.

Employment Agreements
The compensation paid to certain of our NEOs is governed by employment agreements, which are described in this Form
10-K/A
under the heading “Employment Agreements.”
Conclusion
After careful review and analysis, we believe that each element of compensation and the total compensation provided to our NEOs is reasonable and appropriate. The Compensation Committee believes that our compensation program gives our NEOs appropriate incentive to contribute to our long-term performance and believes that our compensation structure and practices encourage management to work as a team in an entrepreneurial culture for outstanding stockholder returns, without taking unnecessary or excessive risks. We believe the total compensation opportunities of our compensation packages will allow us to attract and retain talented executives who have helped and who will continue to help us grow as we look to the years ahead.

Summary Compensation Table
The following table sets forth certain information with respect to compensation earned during the years indicated below by each NEO.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Jonathan Steinberg	2021	550,000	2,291,000	1,463,175	13,000	4,317,175
Chief Executive Officer	2020	550,000	1,325,000	993,637	13,000	2,881,637
	2019	550,000	1,918,000	3,579,809	12,500	6,060,309

Bryan Edmiston (4)	2021	293,750	293,000	69,998	9,750	666,498
Chief Financial Officer

R. Jarrett Lilien	2021	425,000	1,367,314	805,021	13,000	2,610,335
President and Chief Operating Officer	2020	425,000	891,000	240,707	13,000	1,569,707
	2019	375,000	1,000,000	715,959	12,500	2,103,459

Alexis Marinof (5)	2021	399,069	694,931	353,815	50,549	1,498,364
Head of Europe	2020	372,273	537,870	200,209	48,396	1,158,748
	2019	250,137	376,804	92,397	32,518	751,856

Peter M. Ziemba	2021	375,000	840,550	340,893	13,000	1,569,443
Senior Advisor to the CEO and	2020	375,000	551,000	182,936	13,000	1,121,936
Chief Administrative Officer	2019	375,000	760,000	775,624	12,500	1,923,124

Amit Muni (6)	2021	156,250	—	379,821	5,404	541,475
Former Chief Financial Officer	2020	375,000	614,000	163,679	12,500	1,165,179
	2019	375,000	680,000	701,046	12,500	1,768,546

(1)
Amounts reported for 2021 reflect bonuses earned in 2021 and paid in 2022; amounts reported for 2020 reflect bonuses earned in 2020 and paid in 2021; and amounts reported for 2019 reflect bonuses earned in 2019 and paid in 2020.

(2)
Amounts reported include the aggregate accounting grant date fair value of awards made to our NEOs in the respective calendar year for services performed in the prior year and are computed in accordance with FASB ASC 718. The grant date fair value for time-based restricted stock awards is based on the closing price of our common stock on the date of grant. The grant date fair value for PRSUs is calculated using a Monte-Carlo simulation for the award on the grant date and such grant date fair values are set forth in the Grants of Plan-Based Awards table below. The assumptions we used in the valuation of the equity awards are set forth in note 19 of the notes to our annual consolidated financial statements included in our Annual Report on Form

10-K

for the year ended December 31, 2021. The value of the PRSUs granted to our NEOs in 2021 assuming the highest level of performance is achieved is $1,601,356 for Mr. Steinberg, $881,043 for Mr. Lilien, $203,215 for Mr. Marinof, $195,790 for Mr. Ziemba and $218,142 for Mr. Muni.

(3)	Represents employer contributions to the 401(k) Retirement Plan (and the U.K. pension scheme in respect of Mr. Marinof).
(4)
Mr. Edmiston became our Chief Financial Officer on June 1, 2021. Compensation details for 2019 and 2020 are not disclosed as he was not a NEO during those years. He served as Chief Accounting Officer from April 2018 to May 2021 and as Director – Financial Reporting and Accounting Policy from September 2016 to May 2021.

(5)
Mr. Marinof is paid compensation in British pounds. Amounts reflected herein are reported in U.S. dollars using the average exchange rates of $1.3761, $1.2837 and $1.2773 for the years 2021, 2020 and 2019, respectively.

(6)
Mr. Muni resigned from his position as Chief Financial Officer on May 31, 2021. Accordingly, all of his shares of restricted stock and PRSUs that had not vested as of his termination date were forfeited.

CEO Pay Ratio
Our compensation and benefits philosophy and the overall structure of our compensation and benefits programs are broadly similar across the organization to encourage and reward all employees who contribute to our success. We strive to ensure that the pay of our employees reflects the level of their job impact and responsibilities and is competitive within our peer group. Compensation rates are benchmarked and are generally set to be market-competitive in the country in which the jobs are performed. Our ongoing commitment to pay equity is critical to our success in supporting a diverse workforce with opportunities for all employees to grow, develop and contribute.
As required by the SEC, we are providing disclosure about the relationship of the annual total compensation of our median employee to the annual total compensation of our CEO. The SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and assumptions. Therefore, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies. For 2021, the annual total compensation of our median employee, determined in accordance with the amounts presented in the “Total” column of the Summary Compensation Table, was $181,999. Our CEO’s annual total compensation, as reported in the Total column of the Summary Compensation Table, was $4,317,175. Based on this information, the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee is 24 to 1. Our pay ratio estimate has been calculated in a manner consistent with SEC rules using the data and assumptions summarized below.
To identify our median employee, we first determined our employee population as of December 31, 2021, which represented 240 global full-time employees, excluding our CEO. We then measured the employee population’s total compensation as viewed by our Compensation Committee, which is comprised of base salary, cash incentive compensation and long-term incentive compensation granted for the 2021 performance year. We annualized compensation for any employees who were employed for less than the full year and compensation paid in foreign currencies was converted to U.S. dollars based on an average exchange rate for the full year.
Grants of Plan-Based Awards
The following table sets forth certain information with respect to stock awards granted to our NEOs during the year ended December 31, 2021.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Jonathan Steinberg	1/25/2021	61,686	123,371	246,742	—	800,678
	1/25/2021	—	—	—	123,370	662,497

Bryan Edmiston	1/25/2021	—	—	—	13,035	69,998

R. Jarrett Lilien	1/25/2021	33,939	67,877	135,754	—	440,522
	1/25/2021	—	—	—	67,877	364,499

Alexis Marinof	1/25/2021	7,828	15,656	31,312	—	101,607
	1/25/2021	—	—	—	46,966	252,207

Peter M. Ziemba	1/25/2021	7,542	15,084	30,168	—	97,895
	1/25/2021	—	—	—	45,251	242,998

Amit Muni (2)	1/25/2021	8,403	16,806	33,612	—	109,071
	1/25/2021	—	—	—	50,419	270,750

(1)	Amounts reported represent accounting grant date fair value of awards made to our NEOs in 2021 for services performed in the prior year and are computed in accordance with FASB ASC Topic 718.
(2)
Mr. Muni resigned from his position as Chief Financial Officer on May 31, 2021. Accordingly, all of his shares of restricted stock and PRSUs that had not vested as of his termination date were forfeited.

Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth certain information with respect to outstanding stock awards held by our NEOs at December 31, 2021:

		Stock Awards
	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)
Jonathan Steinberg	1/25/19	149,534	915,148	56,075	343,179
	1/25/20	144,085	881,800	27,016	165,338
	1/25/21	123,370	755,024	61,686	377,518

Bryan Edmiston	1/25/21	13,035	79,774	—	—

R. Jarrett Lilien	1/25/19	29,907	183,031	11,215	68,636
	1/25/20	34,904	213,612	6,545	40,055
	1/25/21	67,877	415,407	33,939	207,707

Alexis Marinof	1/25/19	4,797	29,358	—	—
	1/25/20	29,032	177,676	5,444	33,317
	1/25/21	46,966	287,432	7,828	47,907

Peter M. Ziemba (5)	1/25/19	32,400	198,288	12,150	74,358
	1/25/20	26,527	162,345	4,974	30,441
	1/25/21	45,251	276,936	7,542	46,157

Amit Muni		—	—	—	—

(1)
These unvested shares of restricted stock vest at a rate of 33 1/3% each year starting one year from the date of grant, subject to continued employment. See “Potential Payments upon Termination or Change in Control” for a description of the accelerated or continued provisions upon termination, retirement or change in control.

(2)	The market value of such holdings is based on the closing price of $6.12 per share of our common stock as reported on December 31, 2021.
(3)
These unvested PRSUs cliff vest three years from the grant date. The number of shares of common stock to be issued will be determined based on the TSR of our common stock relative to the respective TSRs of companies in our peer group, each measured over a three-year period from the grant date. The number of shares of common stock above reflect threshold amounts (i.e., 50% of target), and the number of shares of common stock to be issued upon vesting of the PRSUs will range between 0% to 200% of target. The amounts reported are based on achieving threshold performance as our 2019, 2020 and 2021 relative TSR performance did not exceed the threshold level. See “Potential Payments upon Termination or Change in Control” for a description of the accelerated or continuing vesting provisions upon termination, retirement or change in control.

(4)	The amounts reported are based on achieving threshold performance as our 2019, 2020 and 2021 relative TSR performance did not exceed the threshold level.
(5)	All of Mr. Ziemba’s unvested shares of restricted stock and PRSUs will remain outstanding and continue to vest upon his Normal Retirement (as defined in the agreements representing such awards).

Option Exercises and Stock Vested
The following table sets forth, for each NEO, all share-based incentive plan awards that vested and were exercised during the year ended December 31, 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Jonathan Steinberg	—	—	259,793	1,395,088
Bryan Edmiston	—	—	11,529	61,911
R. Jarrett Lilien	—	—	48,314	259,446
Alexis Marinof	—	—	20,238	108,678
Peter M. Ziemba	—	—	57,127	306,772
Amit Muni	75,000	20,843	53,572	287,682

(1)
The value realized on exercise of stock options was calculated by subtracting the option exercise price from the market price to obtain the value realized per share, and multiplying the value realized per share by the number of shares acquired upon exercise. The market price was determined to be the closing price of our common stock on the date of exercise.

(2)
Amounts in this column were calculated by multiplying the number of shares that vested by the closing price of our common stock on the vesting date. If the vesting date was a weekend or holiday, the prior business day was used to value the shares.

Employment Agreements
CEO, COO and CAO
We have entered into employment agreements with each of Jonathan Steinberg, R. Jarrett Lilien and Peter M. Ziemba to serve for an indefinite term, and on an “at will” basis. The terms of the employment agreements for each of these NEOs are substantially identical except for the annual base salary payable to each of them, which for Messrs. Steinberg, Lilien and Ziemba is $550,000, $425,000 and $375,000, respectively. Each of these NEOs is eligible to receive such incentive compensation as may be determined by the Board of Directors or Compensation Committee and to participate in our standard benefit plans. The employment agreements contain employee confidentiality, assignment of inventions and non-solicitation
of employees provisions, as well as
non-competition
provisions which are applicable as described below. In addition, if a “change of control” (as defined in the employment agreements) occurs, all equity awards will vest on the effective date of the change of control. Each of these NEOs also is entitled to the following benefits in the event of the termination of his employment:
Termination Without Cause or Resignation for Good Reason
. The employment agreements provide that if we terminate the NEO’s employment for any reason, we will pay the NEO his base salary through the termination date and the earned but unpaid cash portion of his prior year incentive compensation. In addition, if (i) we terminate the NEO’s employment other than due to his death or “disability,” or for “cause” (each as defined in the employment agreements) or (ii) the NEO resigns for “good reason” (as defined in the employment agreements and, either of (i) or (ii), an “Involuntary Termination”) and he (A) enters into and does not revoke a release agreement and (B) complies with a three-month restrictive covenant from the date of termination, we will pay the NEO:

•	one year’s base salary, which we refer to as Annual Base Salary;

•
a pro rata portion of an amount equal to 50% of the incentive compensation that the NEO would have received in the year of termination based upon our performance, which we refer to as Termination Year Cash Incentive Compensation; and

•	50% of the average incentive compensation paid to the NEO in the preceding three years, which we refer to as Average Cash Incentive Compensation.
The Termination Year Cash Incentive Compensation will be paid when we pay incentive compensation for the termination year to non-terminated
senior executives. The Annual Base Salary and Average Cash Incentive Compensation will be paid in substantially equal installments over a
12-month
period. The NEO also may elect to have us pay for COBRA insurance coverage for a one-year
period following the date of termination. The employment agreements also provide that any equity award that would have vested in the
12-month
period that immediately follows the date of termination will vest immediately upon termination, and unvested awards will remain outstanding for 12 months following the date of termination. In addition, if a change of control of our Company occurs within 12 months after the date of Involuntary Termination, all equity awards will vest on the effective date of the change of control.

Involuntary Termination Within 18 Months After a Change of Control
. In the event of the NEO’s Involuntary Termination within 18 months after a change of control, and the NEO’s (i) entry into and non-revocation
of a release agreement and (ii) compliance with a
12-month
restrictive covenant from the date of termination, we will pay the NEO his salary through the termination date and the earned but unpaid cash portion of his prior year incentive compensation plus:

•	an amount equal to 1.75 times the Annual Base Salary;

•	a pro rata portion of the Average Cash Incentive Compensation based on the number of days the NEO was employed during the year of termination; and

•	an amount equal to 1.75 times the Average Cash Incentive Compensation.
Such amounts will be paid in one lump sum. The NEO also may elect to have us pay for COBRA insurance coverage for a
21-month
period following the date of termination. In addition, any new equity awards granted within 18 months after a change of control that would have vested in the
21-month
period that immediately follows the date of termination will vest immediately.
Termination for Cause or Voluntary Resignation Without Good Reason
. If we terminate the NEO’s employment for cause or he voluntarily resigns without good reason, we may elect to enforce a three-month restrictive covenant in consideration for which we will pay the NEO: (i) 25% of the Annual Base Salary; (ii) an amount equal to 12.5% of the Average Cash Incentive Compensation; and (iii) an amount equal to 25% of the value of any equity awards that would have vested in the one-year
period following the date of termination if no termination had occurred. Such amounts will be paid in substantially equal installments over a three-month period. The NEO also may elect to have us pay for COBRA insurance coverage for a three-month period following the date of termination.
Head of Europe
We have entered into an employment agreement with Alexis Marinof for an indefinite term. His current base salary is £290,000 ($399,069 using the average exchange rate of $1.3761 for 2021) and he is eligible to participate in any annual incentive plan established by our Board of Directors or Compensation Committee and to participate in our standard benefit plans. He also is subject to requirements relating to employee confidentiality, assignment of inventions and non-solicitation
of employees. Either we or Mr. Marinof may terminate the employment agreement without cause upon not less than three months’ prior written notice, in which case we may choose to pay his base salary in lieu of notice and impose a period of garden leave for the length of the notice period. In addition, we may terminate Mr. Marinof’s employment immediately in certain circumstances described in his employment agreement, in which case Mr. Marinof would not be entitled to any payments or benefits.
Potential Payments upon Termination or Change in Control
As described above under “Employment Agreements,”

•
all of our NEOs except Bryan Edmiston and Alexis Marinof are entitled to payments and benefits in the event of: (i) an Involuntary Termination; (ii) a termination of employment by the Company for cause or voluntary resignation by the NEO without good reason if we elect to enforce a three-month restrictive covenant; and (iii) an Involuntary Termination within 18 months after a change of control;

•
Bryan Edmiston is an “employee at will” and, except for vesting of PRSUs upon an Involuntary Termination or change of control, is not entitled to payments and benefits in the event of termination of employment for any reason; and

•	Alexis Marinof is entitled to payments and benefits in the event of a termination for any reason other than his death or disability or for cause.
This section is intended to discuss post-employment payments to our NEOs, assuming the termination from employment occurred on December 31, 2021. Due to the number of factors that affect the nature and amount of any benefits provided upon the occurrence of the events discussed in this section, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event and our stock price.
The terms of the PRSUs awarded to our NEOs provide for accelerated vesting of all or a portion of the PRSUs upon an Involuntary Termination. Also, if a change of control occurs during the
12-month
period following an Involuntary Termination, all or a portion of the PRSUs will vest on the effective date of a change of control. Pursuant to the payout calculation set forth in the PRSU agreements, the dollar value of PRSUs that would have vested upon an Involuntary Termination or a change of control on December 31, 2021 was zero and is therefore not reflected in the table below.

	Involuntary Termination Without Cause or for Good Reason ($)		Termination for Cause or Voluntary Resignation Without Good Reason ($)		Involuntary Termination Within 18 Months After a Change of Control ($)
Jonathan Steinberg
Severance Arrangements	3,858,259	(1)	523,731	(2)	5,199,453	(3)
Acceleration of Unvested Equity Awards	1,607,718	(4)	401,929	(5)	2,551,973	(6)

Total	5,465,977		925,660		7,751,426

Bryan Edmiston
Severance Arrangements	—		—		—
Acceleration of Unvested Equity Awards	—		—		—

Total	—		—		—

R. Jarrett Lilien
Severance Arrangements	1,832,445	(1)	274,590	(2)	2,560,466	(3)
Acceleration of Unvested Equity Awards	428,302	(4)	107,076	(5)	812,051	(6)

Total	2,260,747		381,666		3,372,517

Alexis Marinof
Severance Arrangements	97,817	(7)	—		97,817	(7)
Acceleration of Unvested Equity Awards	—		—		—

Total	97,817		—		97,817

Peter M. Ziemba
Severance Arrangements	1,425,775	(1)	219,165	(2)	2,011,646	(3)
Acceleration of Unvested Equity Awards (8)	371,766	(4)	92,941	(5)	637,569	(6)

Total	1,797,541		312,106		2,649,215

Amit Muni (9)
Severance Arrangements	—		—		—
Acceleration of Unvested Equity Awards	—		—		—

Total	—		—		—

(1)
Represents an amount equal to the sum of: (i) Annual Base Salary; (ii) Termination Year Cash Incentive Compensation; (iii) Average Cash Incentive Compensation; and (iv) the value of COBRA benefits for 12 months.

(2)
Represents an amount equal to the sum of: (i) 25% of the Annual Base Salary; (ii) 12.5% of the Average Cash Incentive Compensation; and (iii) the value of COBRA benefits for three months. The amounts are only payable if we elect to enforce a three-month restrictive covenant as described under “Employment Agreements.”

(3)
Represents an amount equal to the sum of: (i) 1.75 times the Annual Base Salary; (ii) the Average Cash Incentive Compensation; (iii) 1.75 times the Average Cash Incentive Compensation; and (iv) the value of COBRA benefits for 21 months.

(4)
Represents the dollar value of restricted stock that would have vested in the
12-month
period following the date of termination based on the closing price of our common stock of $6.12 on December 31, 2021. In addition, if a change of control occurs within 12 months after the date of termination, all unvested equity awards will vest on the effective date of the change of control. The dollar value of all equity awards that would vest upon a change of control in the
12-month
period following the date of termination based on the closing price of our common stock of $6.12 on December 31, 2021 is as follows: Mr. Steinberg: $2,551,973; Mr. Lilien: $812,051; and Mr. Ziemba: $637,569.

(5)
Represents 25% of the dollar value of restricted stock that would have vested in the one-year
period following the date of termination based on the closing price of our common stock of $6.12 on December 31, 2021.

(6)
Represents the dollar value of restricted stock that immediately vests upon a change of control based on the closing price of our common stock of $6.12 on December 31, 2021. In addition, any new equity awards granted within 18 months after a change of control that would have vested in the
21-month
period immediately following the date of termination will vest immediately.

(7)
Represents an amount equal to three months’ base salary, pursuant to the terms of Mr. Marinof’s employment agreement. The amount reflected herein is reported in U.S. dollars using the exchange rate of $1.3492 at December 31, 2021.

(8)	All of Mr. Ziemba’s unvested shares of restricted stock and PRSUs will remain outstanding and continue to vest upon his Normal Retirement (as defined in the agreements representing such awards).
(9)	Mr. Muni resigned from his position as Chief Financial Officer on May 31, 2021 and he did not receive any severance payments or benefits upon his resignation.

Compensation of
Non-Employee
Directors
Set forth below are the compensation terms for the
non-employee
members of the Board of Directors in effect in 2021 as approved by the Board of Directors:

Board Service
Annual Cash Retainer (1)	$100,000
Annual Restricted Stock Award (2)	$100,000
Chair of the Board Cash Retainer	$110,000

Committee Service (1)	Chair	Member
Audit	$25,000	$12,500
Compensation	$40,000	$15,000
Nominating and Governance	$—	$7,500

(1)	Annual cash retainers for Board and Committee service are paid quarterly based on service during the prior quarter.
(2)
Annual restricted stock award under our 2016 Equity Plan granted at the Board of Directors meeting immediately following the annual meeting of stockholders each year to all non-employee
directors serving on that date that vests one year from the grant date, subject to certain exceptions. The award is valued at $100,000 on the grant date based on the closing price of our common stock on the grant date. A director who is appointed to the Board outside of the annual meeting of stockholders will receive a prorated amount of the annual award.

The following table sets forth compensation paid to our
non-employee
directors in 2021. All of our directors are reimbursed for
out-of-pocket
expenses for attending meetings. Directors who are also employees of WisdomTree are not entitled to any compensation for their services as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Anthony Bossone	145,337	100,000 (2)	245,337
Smita Conjeevaram	71,739	139,180 (3)	210,919
Susan Cosgrove	120,000	100,000 (2)	220,000
Bruce Lavine (4)	107,500	100,000 (4)	207,500
Win Neuger	131,394	100,000 (2)	231,394
Frank Salerno	258,894	100,000 (2)	358,894

(1)	As of December 31, 2021, each of our non-employee directors held 15,625 shares of unvested restricted stock other than Ms. Conjeevaram, who held 22,921 shares of unvested restricted stock.
(2)
Represents the grant date fair value of 15,625 shares of restricted stock awarded on June 17, 2021, computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 718.

(3)
Represents the aggregate grant date fair value of 22,921 shares of restricted stock awarded to Ms. Conjeevaram, of which 7,296 shares with a grant date fair value of $39,180 were awarded upon her appointment as a non-employee
director on January 25, 2021 and 15,625 shares with a grant date fair value of $100,000 were awarded on June 17, 2021.

(4)
Mr. Lavine resigned from our Board of Directors on January 12, 2022. Upon his resignation, the vesting of 8,990 shares of the 15,625 shares of restricted stock held by Mr. Lavine was accelerated, which shares were originally scheduled to vest on June 17, 2022.

Compensation Committee Interlocks and Insider Participation
Messrs. Bossone, Neuger and Salerno served as members of the Compensation Committee during 2021. None of the members of the Compensation Committee was an officer or employee of ours during 2021 or has ever served as one of our officers and none had any relationship with us or any of our subsidiaries during 2021 that would be required to be disclosed as a transaction with a related person.
None of our executive officers has served on the board of directors or compensation committee of another company (or other board committee performing equivalent functions) at any time during which an executive officer of such other company served on our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership Table
The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 31, 2022 (except as otherwise indicated in the footnotes) by (i) each person (including any “group” of persons as that term is used in
Section 13d-3
of the Exchange Act) we know to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our named executive officers; (iii) each of our directors and director-nominees; and (iv) all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with Rule
13d-3
under the Exchange Act. Except as otherwise indicated in the footnotes to the following table, we believe, based on the information provided to us, that the persons named in the following table have sole voting and investment power with respect to the shares they beneficially own, subject to applicable community property laws. Unless otherwise noted, the business address of each of the persons and entities that beneficially own 5% or more of the outstanding shares of common stock is c/o WisdomTree Investments, Inc., 230 Park Avenue, 3
rd
Floor West, New York, NY 10169. We have based our calculation of the percentage of beneficial ownership on 146,560,232 shares of our common stock outstanding as of March 31, 2022, including shares of restricted stock issued to our employees and directors but not yet vested.
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares the person has the right to acquire within 60 days of March 31, 2022 upon the exercise of any option, warrant or other right or conversion of any security. The shares that a stockholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other stockholder.

Beneficial Holder	Number	Percentage
Executive Officers
Bryan Edmiston (1)	71,117	*
Marci Frankenthaler (2)	111,932	0.1
R. Jarrett Lilien (3)	595,230	0.4
Alexis Marinof (4)	135,452	0.1
William Peck (5)	91,565	0.1
Jonathan Steinberg (6)	8,292,256	5.7
David Yates (7)	68,919	*
Peter M. Ziemba (8)	1,025,612	0.7
Former Executive Officer
Amit Muni (9)	596,812	0.4
Directors
Anthony Bossone (10)	590,942	0.4
Smita Conjeevaram (11)	22,921	*
Susan Cosgrove (12)	60,781	*
Win Neuger (13)	103,758	0.1
Frank Salerno (14)	264,228	0.2
Harold Singleton III (15)	6,932	*
All directors and executive officers as a group (14 persons)	11,441,645	7.8
Other 5% or Greater Stockholders
ETFS Capital Limited/Lion Point Capital, LP (16)	19,771,979	13.5
BlackRock, Inc. (17)	18,306,271	12.5
ArrowMark Colorado Holdings LLC (18)	15,723,871	10.7
The Vanguard Group, Inc. (19)	13,579,792	9.3
Michael Steinhardt (20)	8,969,441	6.1
Massachusetts Financial Services Company (21)	7,453,808	5.1

*	Less than 0.1%.
(1)	Includes 38,926 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Edmiston until they vest, but over which he exercises voting power.
(2)	Includes 71,639 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Ms. Frankenthaler until they vest, but over which she exercises voting power.

(3)	Includes 151,249 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Lilien until they vest, but over which he exercises voting power.
(4)	Includes 93,894 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Marinof until they vest, but over which he exercises voting power.
(5)	Includes 61,413 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Peck until they vest, but over which he exercises voting power.
(6)
Includes (i) 798 shares of common stock owned by Mr. Steinberg’s spouse with whom he may be deemed to share voting and dispositive power; (ii) 16,889 shares of common stock held in a joint account with Mr. Steinberg’s spouse with whom he shares voting and dispositive power; and (iii) 372,004 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Steinberg until they vest, but over which he exercises voting power.

(7)	Includes 55,911 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Yates until they vest, but over which he exercises voting power.
(8)
Includes (i) 722,887 shares of common stock held in a joint account with Mr. Ziemba’s spouse with whom he shares voting and dispositive power and (ii) 102,725 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Ziemba until they vest, but over which he exercises voting power.

(9)
Mr. Muni resigned from his position as Chief Financial Officer on May 31, 2021. Accordingly, the information reported in the table is pursuant to the Company’s proxy statement filed with the SEC on April 30, 2021. 516,645 of the shares indicated in the table are held in a joint account with Mr. Muni’s spouse with whom he shares voting and dispositive power.

(10)	Includes 15,625 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Bossone until they vest, but over which he exercises voting power.
(11)	Includes 15,625 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Ms. Conjeevaram until they vest, but over which she exercises voting power.
(12)	Includes 15,625 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Ms. Cosgrove until they vest, but over which she exercises voting power.
(13)	Includes 15,625 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Neuger until they vest, but over which he exercises voting power.
(14)
Represents (i) 248,603 shares of common stock held in a joint account with Mr. Salerno’s spouse with whom he shares voting and dispositive power and (ii) 15,625 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Salerno until they vest, but over which he exercises voting power.

(15)	Represents 6,932 shares of restricted stock that do not vest within 60 days of March 31, 2022 and are not transferable by Mr. Singleton until they vest, but over which he exercises voting power.
(16)
Information reported pursuant to a Schedule 13D/A filed with the SEC on March 10, 2022. 15,250,000 of the shares indicated in the table are directly owned by ETFS Capital. Graham Tuckwell, who is the controlling shareholder of ETFS Capital, may be deemed an indirect beneficial owner of the shares of common stock directly owned by ETFS Capital and shares voting and dispositive power over such shares. In addition to the shares indicated in the table, ETFS Capital directly owns, and Mr. Tuckwell indirectly beneficially owns, 14,750 shares of our Series A

Non-Voting

Convertible Preferred Stock, which are convertible into 14,750,000 shares of common stock at the holder’s option. The Certificate of Designations for the Series A

Non-Voting

Convertible Preferred Stock restricts ETFS Capital from converting such stock into common stock if the conversion would result in ETFS Capital owning more than 9.99% of our outstanding common stock. 4,521,979 of the shares indicated in the table are beneficially owned by Lion Point Capital LP (“Lion Point”) in its capacity as the investment manager to a certain investment fund client, Lion Point Holdings GP, LLC, (“Lion Point Holdings”), as the general partner of Lion Point, and Didric Cederholm as the Member and a Manager of Lion Point Holdings, and they share voting and dispositive power over such shares. Each of ETFS Capital, Graham Tuckwell, Lion Point, Lion Point Holdings and Didric Cederholm (each a “Reporting Person” and collectively, the “Reporting Persons”) may be deemed to be a member of a “group” with the other Reporting Persons for the purposes of Section 13(d)(3) of the Exchange Act, and such group may be deemed to beneficially own the 19,771,979 shares of common stock owned in the aggregate by all of the Reporting Persons. Each Reporting Person disclaims beneficial ownership of the shares that he or it does not directly own and except to the extent of his or its pecuniary interest therein. The address of the principal office of ETFS Capital is Ordnance House, 31 Pier Road, St. Helier, Jersey JE2 4XW. The address of the principal office of Mr. Tuckwell is 43 Mary St., Hawthorn VIC 3122, Australia. The address of the principal office of each of Lion Point, Lion Point Holdings and Mr. Cederholm is 250 West 55
th

Street, 33
rd

Floor, New York NY 10019.

(17)
Information reported pursuant to a Schedule 13G/A filed with the SEC on January 27, 2022. Blackrock, Inc. has filed as a parent holding company or control person on behalf of certain subsidiaries, none of which (except for BlackRock Fund Advisors) individually own 5% or more of our outstanding common stock. The business address of Blackrock is 55 East 52 nd

Street, New York, NY 10022.

(18)	Information reported pursuant to a Schedule 13G/A filed with the SEC on February 14, 2022. The business address of ArrowMark Colorado Holdings LLC is 100 Fillmore Street, Suite 325, Denver, CO 80206.

(19)
Information reported pursuant to a Schedule 13G/A filed with the SEC on February 10, 2022. The shares indicated in the table are beneficially owned by The Vanguard Group, Inc. in its capacity as investment adviser and are owned of record by its clients. Vanguard reports that it has no sole voting power and shares voting power with respect to 214,145 shares, and that it has sole dispositive power with respect to 13,267,920 shares and shares dispositive power with respect to 311,872 shares. The business address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(20)
Information reported pursuant to a Schedule 13G/A filed with the SEC on February 11, 2022. The shares indicated in the table include 1,914,590 shares of common stock held by The Judy and Michael Steinhardt Foundation for which Mr. Steinhardt serves as a co-trustee
with Judy Steinhardt, with whom he shares voting and dispositive power, but over which he disclaims beneficial ownership. The business address of Mr. Steinhardt is 712 Fifth Avenue, 34 th
 Floor, New York, NY 10019.

(21)
Information reported pursuant to a Schedule 13G filed with the SEC on February 2, 2022. The shares indicated in the table consist of shares beneficially owned by Massachusetts Financial Services Company and/or certain other non-reporting
entities. The business address of Massachusetts Financial Services Company is 111 Huntington Avenue, Boston, MA 02199.

Equity Compensation Plan Information
The table below sets forth information with respect to shares of common stock that may be issued under our equity compensation plans as of December 31, 2021. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by security holders	605,676	(3)	N/A	3,984,854
Equity compensation plans not approved by securityholders	—		—	—

Total	605,676		N/A	3,984,854

(1)	There were no outstanding options or warrants as of December 31, 2021.
(2)	Represents shares available for issuance under our 2016 Equity Plan as of December 31, 2021.
(3)
Includes 54,990 shares issuable upon the vesting of RSUs and 550,686 shares issuable upon the vesting of PRSUs under our 2016 Equity Plan, with the actual number of shares to be issued upon vesting of the PRSUs to range between 0% to 200% of this number. There are no options outstanding under the 2016 Equity Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Since January 1, 2021, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors or executive officers or holders of more than 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or material interest other than the transactions described below.
Stockholders’ Agreement
We are a party to an Amended and Restated Stockholder’s Agreement, dated December 21, 2006, between Michael Steinhardt, our former Chairman of the Board of Directors, and Jonathan Steinberg, our Chief Executive Officer. Under this agreement, Mr. Steinberg agreed to give Mr. Steinhardt a right-of-first
refusal to purchase any shares he intends to sell if he were to sell any of his shares in a private transaction.
Contractual Gold Payments
On April 11, 2018, we completed the ETFS Acquisition by purchasing the entire issued share capital of a subsidiary of ETFS Capital into which ETFS Capital transferred the European exchange-traded commodity, currency and leveraged-and-inverse
business prior to completion of the acquisition. In connection with the acquisition, we assumed an obligation for fixed payments to ETFS Capital of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”). Contractual Gold Payments expense was $17.1 million during the year ended December 31, 2021.

Related Person Transactions Policy and Procedures
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
(or any successor provision) promulgated by the SEC, except that “related party transactions” do not include compensation or employment arrangements that we disclose in our proxy statement (or, if the related person is an executive officer, that we would disclose if such person were a named executive officer).
Director Independence
Nasdaq rules require listed companies to have a board of directors with at least a majority of independent directors. Our Board of Directors has determined that all our directors are independent under the listing standards of the Nasdaq Stock Market other than Mr. Steinberg, our Chief Executive Officer. Under our corporate governance guidelines, directors are required to promptly inform the chair of the Nominating and Governance Committee if the director becomes aware of any change in circumstances that may result in such director no longer being considered independent under the Nasdaq rules.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent public accounting firm is Ernst & Young LLP, NewYork, New York, PCAOB Auditor ID 42.
Principal Accounting Fees and Services
The following table sets forth the fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP during the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Audit Fees (1)	$1,360	$1,392
Audit Related Fees (2)	44	42
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1,404	$1,434

(1)
Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our statutory and regulatory filings, audit of our internal control over financial reporting, audits of the financial statements of certain consolidated subsidiaries and issuance of comfort letter.

(2)	Fees related to the audits of our employee benefit plan during the years ended December 31, 2021 and 2020.
Audit Committee
Pre-Approval
Policies and Procedures
The Audit Committee
pre-approves
each audit and
non-audit
service rendered by Ernst & Young LLP to us, including the fees and terms thereof. The Audit Committee may form and delegate authority to subcommittees of the Audit Committee consisting of one or more members when appropriate, including the authority to grant pre-approvals
of audit and permitted
non-audit
services, provided that decisions of such subcommittee to grant pre-approvals
shall be presented to the full Audit Committee at its next scheduled meeting pursuant to the Audit Committee Charter. In accordance with this policy, the Audit Committee pre-approved
all fees described above before services were rendered.

PART IV
ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES
(a). The following are filed as part of this Form
10-K/A.

1.
Consolidated Financial Statements
: The consolidated financial statements and reports of independent registered public accounting firm required by this item were filed in the Original Form
10-K
and are incorporated by reference.

2.	Financial Statement Schedules : None.
(b). Exhibits:
The exhibits required to be filed as part of this Form
10-K/A are
listed in the exhibit index below.
EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 14, 2022)

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.7	Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.9	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.10	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

Exhibit Number	Description

4.11	Stockholder Rights Agreement, dated as of March 14, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 14, 2022)

10.1	Share Sale Agreement among the Registrant, WisdomTree International and ETFS Capital dated November 13, 2017 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.2	Waiver and Variation Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International and ETFS Capital (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.3	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.4	Amended and Restated License Agreement between the Registrant and WisdomTree Trust dated March 1, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012)

10.5	Form of Proprietary Rights and Confidentiality Agreement (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.6	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.35 of the Registrant’s Amendment to Registration Statement on Form 10, filed with the SEC on May 26, 2011)

10.7	WisdomTree Investments, Inc. 2016 Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.8	Form of Employment Agreement for Executive Officers dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.9(a)	Appendix A to Employment Agreement between the Registrant and Jonathan Steinberg, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(A) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.9(b)	Appendix A to Employment Agreement between the Registrant and Peter M. Ziemba, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(E) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.10	Form of Amendment, dated May 5, 2017, to Form of Employment Agreement for Executive Officers, dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017)

10.11	Form of Restricted Stock Agreement for Executive Officers (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2019)

10.12	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2017)

10.13	Employment Agreement between the Registrant and R. Jarrett Lilien, dated November 27, 2017 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.14	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers applicable to grants prior to January 1, 2021 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2019)

10.15	Employment Agreement between the Registrant and Marci Frankenthaler, dated November 5, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.16	Employment Agreement between the Registrant and Alexis Marinof, dated June 8, 2017 (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.17	Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated July 20, 2017 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

Exhibit Number	Description

10.18	Form of Performance-Based Restricted Stock Unit Award Agreement for U.S. Executive Officers applicable to grants after January 1, 2021 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.19	Form of Performance-Based Restricted Stock Unit Award Agreement for U.K. Executive Officers applicable to grants after January 1, 2021 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

31.1	Rule 13a-14(a) / 15d-14(a) Certification (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

31.2	Rule 13a-14(a) / 15d-14(a) Certification (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

31.3	Rule 13a-14(a) / 15d-14(a) Certification (filed herewith)

31.4	Rule 13a-14(a) / 15d-14(a) Certification (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 previously furnished with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)

101	Financial Statements for the year ended December 31, 2021 were previously filed with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, formatted in XBRL pursuant to Rule 405 of Regulation
S-T:
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

104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Annual Report on Form
10-K/A
to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE INVESTMENTS, INC.

	By:	/s/ J ONATHAN S TEINBERG
Jonathan Steinberg
April 29, 2022		Chief Executive Officer and Director