Form 10-Q
period 2022-03-31
WisdomTree Investments, Inc.
filed 2022-05-05
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-10932

WisdomTree Investments, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 West 34 th Street 3 rd Floor New York, New York	10119
(Address of principal executive offices)	(Zip Code)
212-801-2080
(Registrant’s telephone number, including area code)
230 Park Avenue, 3
rd
Floor West
New York, NY 10169
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value Preferred Stock Purchase Rights	WETF	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

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
of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2022,
there were

146,560,232 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.
Form
10-Q
For the Quarterly Period Ended March 31, 2022

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in Amendment No. 1 on Form
10-K/A
to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
In particular, forward-looking statements in this Report may include statements about:

•	the ultimate duration of the COVID-19 pandemic, or the war in Ukraine, and its short-term and long-term impact on our business and the global economy;

•	anticipated trends, conditions and investor sentiment in the global markets and exchange traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	whether we will experience future growth;

•	our ability to develop new products and services and their success;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully implement our digital assets strategy, including WisdomTree Prime ™ , and achieve its objectives;

•	our ability to successfully operate and expand our business in non-U.S. markets; and

•	the effect of laws and regulations that apply to our business.
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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$110,395	$140,709
Securities owned, at fair value (including $15,769 and $18,526 invested in WisdomTree ETFs at March 31, 2022 and December 31, 2021, respectively)	133,846	127,166
Accounts receivable (including $25,743 and $25,628 due from related parties at March 31, 2022 and December 31, 2021, respectively)	35,191	31,864
Prepaid expenses	6,177	3,952
Income taxes receivable	244	—
Other current assets	327	276

Total current assets	286,180	303,967
Fixed assets, net	559	557
Indemnification receivable (Note 20)	1,452	21,925
Securities held-to-maturity	290	308
Deferred tax assets, net	3,734	8,881
Investments (Note 7)	20,938	14,238
Right of use assets—operating leases (Note 12)	424	520
Goodwill (Note 22)	85,856	85,856
Intangible assets (Note 22)	601,247	601,247
Other noncurrent assets	357	361

Total assets	$1,001,037	$1,037,860

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$23,795	$20,661
Compensation and benefits payable	8,986	32,782
Deferred consideration—gold payments (Note 9)	17,882	16,739
Operating lease liabilities (Note 12)	244	209
Income taxes payable	—	3,979
Accounts payable and other liabilities	15,979	9,297

Total current liabilities	66,886	83,667
Convertible notes (Note 10)	319,269	318,624
Deferred consideration—gold payments (Note 9)	227,295	211,323
Operating lease liabilities (Note 12)	189	328
Other noncurrent liabilities (Note 20)	1,452	21,925

Total liabilities	615,091	635,867

Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $81,207 and $90,741 at March 31, 2022 and December 31, 2021, respectively) (Note 11)	132,569	132,569

Contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 146,560 and 145,107 at March 31, 2022 and December 31, 2021, respectively	1,466	1,451
Additional paid-in capital	284,421	289,736
Accumulated other comprehensive income	196	682
Accumulated deficit	(32,706)	(22,445)

Total stockholders’ equity	253,377	269,424

Total liabilities and stockholders’ equity	$1,001,037	$1,037,860

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
Advisory fees	$76,517	$70,042
Other income	1,851	1,214

Total revenues	78,368	71,256

Operating Expenses:
Compensation and benefits	24,787	22,627
Fund management and administration	15,494	13,947
Marketing and advertising	4,023	3,006
Sales and business development	2,609	2,145
Contractual gold payments (Note 9)	4,450	4,270
Professional fees	4,459	2,013
Occupancy, communications and equipment	753	1,475
Depreciation and amortization	47	252
Third-party distribution fees	2,212	1,343
Other	1,845	1,571

Total operating expenses	60,679	52,649

Operating income	17,689	18,607
Other Income/(Expenses):
Interest expense	(3,732)	(2,296)
(Loss)/gain on revaluation of deferred consideration – gold payments (Note 9)	(17,018)	2,832
Interest income	794	231
Impairment (Note 12)	—	(303)
Other losses, net	(24,707)	(5,893)

(Loss)/income before income taxes	(26,974)	13,178
Income tax benefit	(16,713)	(1,969)

Net (loss)/income	$(10,261)	$15,147

(Loss)/earnings per share—basic	$(0.08)	$0.09

(Loss)/earnings per share—diluted	$(0.08)	$0.09

Weighted-average common shares—basic	142,782	145,649

Weighted-average common shares—diluted	142,782	161,831

Cash dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements
(See Note 2 for revisions made to certain amounts previously reported)

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)/Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net (loss)/income	$(10,261)	$15,147
Other comprehensive loss
Foreign currency translation adjustment, net of income taxes	(486)	(117)

Other comprehensive loss	(486)	(117)

Comprehensive (loss)/income	$(10,747)	$15,030

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited
)

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value

Balance—January 1, 2022	145,107	$1,451	$289,736	$682	$(22,445)	$269,424
Restricted stock issued and vesting of restricted stock units, net	2,042	21	(21)	—	—	—
Shares repurchased	(589)	(6)	(3,388)	—	—	(3,394)
Stock-based compensation	—	—	2,936	—	—	2,936
Other comprehensive loss	—	—	—	(486)	—	(486)
Dividends	—	—	(4,842)	—	—	(4,842)
Net loss	—	—	—	—	(10,261)	(10,261)

Balance—March 31, 2022	146,560	$1,466	$284,421	$196	$(32,706)	$253,377

	For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value

Balance—January 1, 2021	148,716	$1,487	$317,075	$1,102	$(53,399)	$266,265
Reclassification of equity component related to convertible notes, net of deferred taxes of $1,022, upon the implementation of ASU 2020-06 (Note 10)	—	—	(3,682)	—	616	(3,066)

Balance—January 1, 2021 (as adjusted)	148,716	$1,487	$313,393	$1,102	$(52,783)	$263,199
Restricted stock issued and vesting of restricted stock units, net	1,510	15	(15)	—	—	—
Shares repurchased	(490)	(5)	(2,625)	—	—	(2,630)
Exercise of stock options, net	75	1	378	—	—	379
Stock-based compensation	—	—	3,143	—	—	3,143
Other comprehensive loss	—	—	—	(117)	—	(117)
Dividends	—	—	—	—	(4,937)	(4,937)
Net income	—	—	—	—	15,147	15,147

Balance—March 31, 2021	149,811	$1,498	$314,274	$985	$(42,573)	$274,184

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss)/income	$(10,261)	$15,147
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Loss/(gain) on revaluation of deferred consideration—gold payments	17,018	(2,832)
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(16,052)	(19,757)
Deferred income taxes	5,273	2,904
Losses on securities owned, at fair value	5,142	549
Contractual gold payments	4,450	4,270
Stock-based compensation	2,936	3,143
Amortization of issuance costs—convertible notes	645	429
Amortization of right of use asset	89	697
Depreciation and amortization	47	252
Impairments	—	303
Other	163	(235)
Changes in operating assets and liabilities:
Accounts receivable	(3,710)	290
Prepaid expenses	(2,264)	(362)
Gold and other precious metals	11,959	14,166
Other assets	(52)	5
Fund management and administration payable	3,199	(1,470)
Compensation and benefits payable	(23,690)	(14,245)
Income taxes receivable/payable	(4,228)	(1,028)
Operating lease liabilities	(97)	(918)
Accounts payable and other liabilities	6,741	982

Net cash (used in)/provided by operating activities	(2,692)	2,290

Cash flows from investing activities:
Purchase of securities owned, at fair value	(25,461)	(1,657)
Purchase of investments	(6,863)	(5,500)
Purchase of fixed assets	(54)	(103)
Proceeds from the sale of securities owned, at fair value	13,639	1,232
Proceeds from held-to-maturity securities maturing or called prior to maturity	18	38

Net cash used in investing activities	(18,721)	(5,990)

Cash flows from financing activities:
Dividends paid	(4,842)	(4,937)
Shares repurchased	(3,394)	(2,630)
Proceeds from exercise of stock options	—	379

Net cash used in financing activities	(8,236)	(7,188)

Decrease in cash flow due to changes in foreign exchange rate	(665)	(235)

Net decrease in cash and cash equivalents	(30,314)	(11,123)
Cash and cash equivalents—beginning of year	140,709	73,425

Cash and cash equivalents—end of period	$110,395	$62,302

Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,123	$1,278

Cash paid for interest	$—	$—

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

Immaterial Correction of an Error – Consolidated Statements of Operations
The presentation of the amount collected on behalf of third parties of $1,574 for the three months ended March 31, 2021 has been revised due to an immaterial error correction. This amount was originally recorded as advisory fee revenue and fund management and administration expense while no such amount should have been recorded in the Consolidated Statements of Operations. The following table summarizes these revisions, which had no effect on previously reported net income:

Three Months Ended March 31, 2021
Operating Revenues:
Advisory fees (previously reported)	$71,616
Amounts collected on behalf of third parties	(1,574)

Advisory fees (as corrected)	$70,042

Total revenues (previously reported)	$72,830
Amounts collected on behalf of third parties	(1,574)

Total revenues (as corrected)	$71,256

Operating Expenses:
Fund management and administration (previously reported)	$15,521
Amounts collected on behalf of third parties	(1,574)

Fund management and administration (as corrected)	$13,947

Total operating expenses (previously reported)	$54,223
Amounts collected on behalf of third parties	(1,574)

Total operating expenses (as corrected)	$52,649

Reclassifications - Consolidated Statements of Cash Flows
Cash flows from purchasing securities owned, at fair value of $1,657 and selling securities owned, at fair value of $1,232 during the three months ended March 31, 2021 that were not acquired specifically for resale or associated with the Company’s business activities have been reclassified from operating activities to investing activities to conform to the current year’s presentation in the Consolidated Statements of Cash Flows.
The following table summarizes these reclassifications for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Consolidated Statements of Cash Flows:
Cash Flows from Operating Activities

Net cash provided by operating activities (previously reported)	$1,865
Reclassification of net cash flows from securities purchases and sales	425

Net cash provided by operating activities (currently reported)	$2,290
Cash Flows from Investing Activities
Net cash used in investing activities (previously reported)	$(5,565)
Reclassification of purchases of securities owned, at fair value	(1,657)
Reclassification of proceeds from the sale of securities owned, at fair value	1,232
Net cash used in investing activities (currently reported)	$(5,990)

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
Marketing and Advertising
Mark
e
ting and advertising costs, including media advertising and production costs, are expensed when incurred.
Depreciation and Amortization
Depreciation is provided for using the straight-line method over the estimated useful lives of the related assets as follows:

Equipment	3 to 5 years
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
Investments
The Company accounts for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed in Accounting Standards Codification (“ASC”) Topic 321,
Investments – Equity Securities
(“ASC 321”), to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment.
Investments in debt instruments are accounted for at fair value, with changes in fair value reported in other income.
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
th
.
Leases
The Company accounts for its lease obligations in accordance with ASC Topic 842,
Leases
(
“ASC 842”
)
, which requires the recognition of both (i) a lease liability equal to the present value of the remaining lease payments and (ii) an offsetting right-of-use
asset. The remaining lease payments are discounted using the rate implicit in the lease, if known, or otherwise the Company’s incremental borrowing rate. After lease commencement, right-of-use
assets are assessed for impairment and otherwise are amortized over the remaining lease term on a straight-line basis. These recognition requirements are not applied to short-term leases which are those with a lease term of

months or less. Instead, lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.
ASC 842 also provides a practical expedient which allows for consideration in a contract to be accounted for as a single lease component rather than allocated between lease and non-lease
components. The Company has elected to apply this practical expedient to all lease contracts, where applicable.
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate (Note 9). Changes in the fair value of this obligation are reported as (loss)/gain on revaluation of deferred consideration – gold payments in the Consolidated Statements of Operations.
Convertible Notes
Convertible notes are carried at amortized cost, net of issuance costs. In accordance with Accounting Standards Update (“ASU”)
2020-06
Debt – Debt with Conversion and Other Options
, the Company accounts for convertible instruments as a single liability (applicable to the convertible notes) or equity with no separate accounting for embedded conversion features unless the conversion feature meets the criteria for accounting under the substantial premium model or does not qualify for a derivative scope exception. Interest expense is recognized using the effective interest method and includes amortization of issuance costs over the life of the debt.
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
3. Cash and Cash Equivalents
Of the total cash and cash equivalents of $110,395 and $140,709 at March 31, 2022 and December 31, 2021, respectively, $109,867 and $127,328 were held at two financial institutions. At March 31, 2022 and December 31, 2021, cash equivalents were approximately $449 and $11,488, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was
$12,602
and $12,320 at March 31, 2022 and December 31, 2021, respectively. These requirements are generally satisfied by cash on hand.
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three months ended March 31, 2022 and 2021 there were no transfers between Levels 2 and 3.

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$449	$449	$—	$—
Securities owned, at fair value
ETFs	16,035	16,035	—	—
Pass-through GSEs	115,858	24,503	91,355	—
Corporate bonds	1,953	—	1,953	—
Investments
Fnality International Limited – convertible note (Note 7)	6,700	—	—	6,700

Total	$140,995	$40,987	$93,308	$6,700

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$245,177	$—	$—	$245,177

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$11,488	$11,488	$—	$—
Securities owned, at fair value
ETFs	18,812	18,812	—	—
Pass-through GSEs	106,245	24,720	81,525	—
Corporate bonds	2,109	—	2,109	—

Total	$138,654	$55,020	$83,634	$—

Non-recurring fair value measurements:
Securrency, Inc. – Series A convertible preferred stock (1)	8,488	—	—	8,488

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$228,062	$—	$—	$228,062

(1)	Fair value of $8,488 and $8,349 determined on June 9, 2021 and March 8, 2021, respectively (Note 7).
Recurring Fair Value Measurements - Methodology
Cash Equivalents (Note
3
)
– These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.

Securities Owned (Note
5
)
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
Fair Value Measurements classified as Level 3
– The following tables presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended March 31,
	2022	2021
Fnality International Limited – Convertible note (Note 7)
Beginning balance	$—	$—
Purchases	6,863	—
Net unrealized gains/(losses) (1)	(163)	—

Ending balance	$6,700	$—

(1)	Recorded in other losses, net in the Consolidated Statements of Operations.

	Three Months Ended March 31,
	2022	2021
Deferred consideration (Note 9)
Beginning balance	$228,062	$230,137
Net realized losses (1)	4,450	4,270
Net unrealized losses/(gains) (2)	17,018	(2,832)
Settlements	(4,353)	(4,429)

Ending balance	$245,177	$227,146

(1)	Recorded as contractual gold payments expense in the Consolidated Statements of Operations.
(2)	Recorded as (loss)/gain on revaluation of deferred consideration – gold payments in the Consolidated Statements of Operations.
5. Securities Owned
These securities consist of the following:

Securities Owned	March 31, 2022	December 31, 2021
Trading securities	$133,846	$127,166

The Company recognized net trading losses on securities owned that were still held at the reporting dates of $
4,316
and $
561
during the three months ended March 31, 2022 and 2021, respectively, which were recorded in other losses, net, in the Consolidated Statements of Operations.
6. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	March 31, 2022	December 31, 2021
Debt instruments: Pass-through GSEs (amortized cost)	$290	$308

During the three months ended March 31, 2022 and 2021, the Company received proceeds of $18 and $38, respectively, from held-to-maturity
securities maturing or being called prior to maturity.

The following table summarizes unrealized gains, losses and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	March 31, 2022	December 31, 2021
Cost/amortized cost	$290	$308
Gross unrealized gains	3	13
Gross unrealized losses	(5)	—

Fair value	$288	$321

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	March 31, 2022	December 31, 2021
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	32	—
Due over ten years	258	308

Total	$290	$308

7. Investments
The following table sets forth the Company’s investments:

	March 31, 2022		December 31, 2021
	Carrying Value	Cost	Carrying Value	Cost
Securrency, Inc. – Series A convertible preferred stock	$8,488	$8,112	$8,488	$8,112
Securrency, Inc. – Series B convertible preferred stock	5,500	5,500	5,500	5,500

Subtotal – Securrency, Inc.	$13,988	$13,612	$13,988	$13,612
Fnality International Limited – convertible note	6,700	6,863	—	—
Onramp Invest, LLC – Simple Agreement for Future Equity	250	250	250	250

	$20,938	$20,725	$14,238	$13,862

Securrency, Inc. – Preferred Stock
The
Company
owns approximately 22% (or 17% on a fully-diluted basis) of the capital stock of Securrency, Inc. (“Securrency”), a developer of institutional-grade blockchain-based financial and regulatory technology, issued as a result of strategic investments totaling $13,612. In consideration of such investments, the Company received 5,178,488 shares of Series A convertible preferred stock (“Series A Shares”) in December of 2019 and
 2,004,665
shares of Series B convertible preferred stock (“Series B Shares”) in March of 2021. The Series B Shares contain a liquidation preference that is pari passu with shares of Series B-1 convertible preferred stock (which are substantially the same as the Series B Shares except that they have limited voting rights) and senior to that of the holders of the Series A Shares, which are senior to the holders of common stock. Otherwise, the Series A Shares and Series B Shares have substantially the same terms, are convertible into common stock at the option of the Company and contain various rights and protections including a non-cumulative
6.0% dividend, payable if and when declared by the board of directors of Securrency. In addition, the Series A Shares and Series B Shares (together with the Series
B-1
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
The investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is not considered to be
in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three months ended March 31, 2022 based upon a qualitative assessment. On March 8, 2021, the Company recognized a gain of $237 on its Series A Shares, which was re-measured
to fair value upon the issuance of Securrency’s Series B Shares. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value is allocated across the capital structure using the Black-Scholes option pricing model.

The table below presents the inputs used in backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

Inputs
March 8, 2021
Expected volatility	55%
Time to exit (in years)	5.0
Fnality International Limited – Convertible Note
In February 2022, the Company participated in a convertible note financing, making a £5,000 ($6,863) investment in Fnality

International Limited (“Fnality”),
a company incorporated in England and Wales and focused on creating a peer-to-peer
digital wholesale settlement ecosystem

comprised of a consortium of financial institutions
, offering real time cross-border payments from a single pool of liquidity. In consideration for its investment, the Company was issued a 5% Convertible Unsecured Loan Note maturing on December 31, 2023.
The note is convertible into equity shares in the event of a Qualified Financing Round (as defined in the note instrument) at a conversion price equal to the lower of (i) a discount of 20% to
lowest price paid per equity share issued pursuant to such Qualified Financing Round and (ii) an amount paid per share subject to a pre-money
valuation cap.
The note is redeemable upon the occurrence of a Change of Control (as defined in the note instrument) provided that the amount repaid is the greater of (i) the principal amount and all accrued interest and (ii) the amount that would be received had the note been converted to equity shares immediately prior to the occurrence of the Change of Control. Redemption may also occur at maturity or prior to maturity upon approval by holders of at least 50% and 75%, respectively, of the outstanding notes.
The note is accounted for at fair value. Fair value is determined by the Company using the probability-weighted expected return method (“PWERM”), a valuation approach that estimates the value of the note assuming various outcomes. The note is also remeasured for changes in the British pound and U.S. dollar exchange rate. During the three months ended March 31, 2022, the Company recognized a loss of $163 when
re-measuring
the notes to fair value.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy):

March 31, 2022

Conversion of note upon a Qualified Financing Round	85%
Redemption of note upon a Change of Control	10%
Default	5%
Onramp Invest, LLC – Simple Agreement for Future Equity
In June
 2021, the Company invested $
250
in Onramp Invest, LLC (“Onramp”), a technology company that provides access to cryptoassets for registered investment advisers. In consideration for its investment, the Company holds a Simple Agreement for Future Equity (“SAFE”), which provides the Company with the right to be issued certain shares of Onramp’s preferred stock in connection with Onramp’s future equity financing for preferred stock, at a
20
% discount to the price per share issued in connection with such equity financing, subject to a pre-determined
valuation cap. The preferred stock is issuable upon the occurrence of such preferred equity financing, which would occur after Onramp’s conversion to a corporation.
The investment is accounted for under the measurement alternative prescribed in ASU
2016-01,
as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three months ended March 31, 2022 based upon a qualitative assessment.
8. Fixed Assets, net
The following table summarizes fixed assets:

	March 31, 2022	December 31, 2021
Equipment	$823	$784
Less: accumulated depreciation and amortization	(264)	(227)

Total	$559	$557

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
The Company determined the present value of the deferred consideration of $245,177 and $228,062 at March 31, 2022 and December 31, 2021 using the following assumptions:

	March 31, 2022	December 31, 2021

Forward-looking gold price (low) – per ounce	$1,958	$1,833
Forward-looking gold price (high) – per ounce	$2,853	$2,705
Forward-looking gold price (weighted average) – per ounce	$2,263	$2,106
Discount rate	9.0%	9.0%
Perpetual growth rate	0.9%	1.0%
The forward-looking gold prices at March 31, 2022 were extrapolated from the last observable CMX exchange price (beyond 2027) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. The perpetual growth rate was determined based upon the increase in observable forward-looking gold prices through 2027. This obligation is classified as Level 3 as the discount rate, the extrapolated forward-looking gold prices and perpetual growth rate are significant unobservable inputs. An increase in spot gold prices, forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $17,882 and $16,739 and long-term amounts payable were $227,295 and $211,323, respectively, at March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022 and 2021, the Company recognized the following in respect of deferred consideration:

	Three Months Ended March 31,
	2022	2021
Contractual gold payments	$4,450	$4,270
Contractual gold payments – gold ounces paid	2,375	2,375
(Loss)/gain on revaluation of deferred consideration – gold payments (1)	$(17,018)	$2,832

(1)
Losses on revaluation of deferred consideration—gold payments result from an increase in spot gold prices, an increase in the forward-looking price of gold, an increase in the perpetual growth rate and a decrease in the discount rate used to compute the present value of the annual payment obligations. Gains on revaluation of deferred consideration—gold payments result from a decrease in spot gold prices, a decrease in the forward-looking price of gold, a decrease in the perpetual growth rate and an increase in the discount rate used to compute the present value of the annual payment obligations.

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

The following table provides a summary of the carrying value of the Convertible Notes at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	2021 Notes	2020 Notes	Total	2021 Notes	2020 Notes	Total

Principal amount	$150,000	$175,000	$325,000	$150,000	$175,000	$325,000
Plus: Premium	—	250	250	—	250	250

Gross proceeds	150,000	175,250	325,250	$150,000	$175,250	$325,250
Less: Unamortized issuance costs (1)	(3,621)	(2,360)	(5,981)	(3,833)	(2,793)	(6,626)

Carrying amount	$146,379	$172,890	$319,269	146,167	$172,457	$318,624

Effective interest rate (1)	3.83%	5.26%	4.60%	3.83%	5.26%	4.60%

(1)	Includes amortization of the issuance costs and premium.
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
Interest expense on the Convertible Notes during the three months ended March 31, 2022 and 2021 was $3,732 and $2,296, respectively. Interest payable of $3,676 and $590 at March 31, 2022 and December 31, 2021 is included in accounts payable and other liabilities in the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $343,154 and $360,571 at March 31, 2022 and December 31, 2021, respectively. The if-converted
value of the 2020 Notes did not exceed the principal amount at March 31, 2022 and was $180,912 at December 31, 2021. The
if-converted
value of the 2021 Notes did not exceed the principal amount at March 31, 2022 and December 31, 2021.
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
The following is a summary of the Preferred Share balance:

	March 31, 2022	December 31, 2022

Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

Cash dividends declared per share	$0.03	$0.03

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

Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Preferred Shares was $81,207 and $90,741 at March 31, 2022 and December 31, 2021, respectively.
The carrying amount of the Preferred Shares was not adjusted as it was not probable that the Preferred Shares would become redeemable.
12. Leases
The Company has entered into operating leases for office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Three Months Ended March 31,
	2022	2021
Lease cost:

Operating lease cost	$89	$697
Short-term lease cost	276	295

Total lease cost	$365	$992

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$97	$918

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	1.3	8.9

Weighted-average discount rate – operating leases	4.4%	6.3%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.
During the three months ended March 31, 2021, the Company recognized an impairment charge of $303 resulting from the derecognition of a right-of-use
asset upon exiting its London office in February 2021, as well as costs incurred to restore the office space to its original condition. This loss is included in impairments in the Consolidated Statements of Operations.
The following table discloses future minimum lease payments at March 31, 2022 with respect to the Company’s operating lease liabilities:

Remainder of 2022	$349
2023	190
2024	—
2025	—
2026	—
2027 and thereafter	—

Total future minimum lease payments (undiscounted)	$539

The following table reconciles the future minimum lease payments (disclosed above) at March 31, 2022 to the operating lease liabilities recognized in the Consolidated Balance Sheets:

Amounts recognized in the Consolidated Balance Sheets
Lease liability – short term	$244
Lease liability – long term	189

Subtotal	433
Difference between undiscounted and discounted cash flows	106

Total future minimum lease payments (undiscounted)	$539

13. Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.
Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP
In December 2020, WMAI, WTMAML, WTUK and WisdomTree Ireland Limited (“WT Ireland”) were served with a writ of summons to appear before the Court of Milan, Italy. In January 2021, WTUK was served with a writ of summons to appear before the Court of Udine, Italy. Investors had filed actions seeking approximately €8,900 ($9,912) and €100 ($111) resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.
In February 2022, the
Court of Udine ruled in the Company’s favor. Also in February 2022, WMAI, WTMAML, WTUK and WT Ireland were served with another writ of summons to appear before the Court of Milan by additional investors seeking approximately €3,400 ($3,787) resulting from the closure of 3OIL.
In March 2022, WMAI and WTUK were served with (i) a writ of summons to appear before the Court of Turin by an investor seeking damages for approximately €2,000 ($2,227)
and (ii) three writs of summons to appear before the Court of Milan by investors seeking damages for approximately €1,500 ($1,671), in the aggregate, all resulting from the closure of 3OIL. These writs were also served on the intermediary brokers for the respective claimants, with the claimants alleging joint and several liability of WMAI, WTUK and such intermediary brokers.
The Company is currently assessing these claims with its external counsel
. An accrual has not been made with respect to these matters at March 31, 2022 and December 31, 2021.
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
The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	March 31, 2022	December 31, 2021
Carrying Amount – Assets (Securrency)
Preferred stock – Series A Shares	$8,488	$8,488
Preferred stock – Series B Shares	5,500	5,500

Subtotal – Securrency	$13,988	$13,988
Carrying Amount – Assets (Fnality International Limited)
Convertible note	6,700	—
Carrying Amount – Assets (Onramp)
SAFE	250	250

Total (Note 7)	$20,938	$14,238

Maximum exposure to loss	$20,938	$14,238

15. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended March 31,
	2022	2021
Revenues from contracts with customers:
Advisory fees (1)	$76,517	$70,042
Other	1,851	1,214

Total operating revenues	$78,368	$71,256

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
The Company recognizes revenues from contracts with customers when the performance obligation is satisfied, which is when the promised services are transferred to the customer. A service is considered to be transferred when the customer obtains control, which is represented by the transfer of rights with regard to the service. Transfer of control happens either over time or at a point in time. When a performance obligation is satisfied over time, an entity is required to select a single method of measuring progress for each performance obligation that depicts the entity’s performance in transferring control of services to the custome
r.

Substantially all the Company’s revenues from contracts with customers are derived primarily from investment advisory agreements with related parties (Note
 16
). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.
There are no contract assets or liabilities that arise in connection with the recognition of advisory fee revenue. In addition, there are no costs incurred to obtain or fulfill the contracts with customers, all of which are investment advisory agreements with related parties.
Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended March 31,
	2022	2021
Revenues from contracts with customers:
United States	$46,229	$40,699
Jersey (1)	28,598	28,416
Ireland	3,541	2,141

Total operating revenues	$78,368	$71,256

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
16. Related Party Transactions
The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. WisdomTree ETFs and WisdomTree UCITS ETFs. The Board of Trustees and Board of Directors (including certain officers of the Company) of the related parties are primarily responsible for overseeing the management and affairs of the entities for the benefit of their stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution
services, excluding extraordinary expenses, taxes and certain other expenses, which are included in fund management and administration in the Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ average daily net assets. A majority of the independent members of the Board of Trustees are required to annually approve the advisory agreements of the U.S. WisdomTree ETFs and these agreements may be terminated by the Board of Trustees upon notice.

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Receivable from WTT	$15,711	$15,987
Receivable from ManJer Issuers	6,879	6,460
Receivable from WMAI and WTI	3,153	3,181

Total	$25,743	$25,628

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended March 31,
	2022	2021
Advisory services provided to WTT	$46,070	$40,536
Advisory services provided to ManJer Issuers (1)	26,905	25,471
Advisory services provided to WMAI and WTI	3,542	4,035

Total	$76,517	$70,042

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
The Company also has investments in certain WisdomTree ETFs of approximately $
15,769
and $
18,526
at March 31, 2022 and December 31, 2021, respectively. Net losses related to trading WisdomTree ETFs during the three months ended March 31, 2022 and 2021 were $
806
and $
384
, respectively, which are recorded in other losses, net
i
n the Consolidated Statements of Operations.
17. Stock-Based Awards
On June 20, 2016, the Company’s stockholders approved
an
equity award plan under which the Company can issue up to 10,000,000 shares of common stock (less one share for every share granted under prior plans since March 31, 2016 and inclusive of shares available under the prior plans as of March 31, 2016) in the form of stock options and other stock-based awards.
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

Stock-based compensation expense during the three months ended March 31, 2022 and 2021 was $2,936 and $3,143, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2022
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)

Employees and directors	$19,744	2.11

A summary of stock-based compensation award activity (shares) during the three months ended March 31, 2022 is as follows:

	RSAs	RSUs	PRSUs

Balance at January 1, 2022	3,036,905	54,990	550,686
Granted	2,085,828	20,560	319,838
Exercised/vested	(1,523,866)	(27,894)	(202,336	) (1)
Forfeitures	(72,170)	—	—

Balance at March 31, 2022	3,526,697	47,656	668,188

(1)	The payout on PRSUs vesting in January 2022 was zero.
18. Stockholder Rights Plan
On March 13, 2022, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated March 14, 2022, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”). Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of (i)
one Preferred Stock Purchase Right
(a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) and (ii) 1,000 Rights for each outstanding share of Series A
Non-Voting
Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Series A Preferred Stock”), to stockholders of record as of the close of business on March 25, 2022 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock and 1,000 Rights will automatically attach to each share of Series A Preferred Stock, in each case, issued between the Record Date and the earlier of the Distribution Date (as defined below) and the expiration date of the Rights. Each Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth
of a share (a “Unit”) of Series B Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a cash exercise price of $27.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Rights Agreement.
Initially, the Rights are not exercisable and are attached to and trade with all shares of Common Stock and Series A Preferred Stock outstanding as of, and issued subsequent to, the Record Date. The Rights will separate from the Common Stock and Series A Preferred Stock and will become exercisable upon the earlier of (i) the close of business on the tenth calendar day following the first public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 10% (or 20% in the case of a person or group which, together with all affiliates and associates of such person or group, is the beneficial owner of shares of Common Stock of the Company representing less than 20% of the shares of Common Stock of the Company then outstanding, and which is entitled to file, and files, a statement on Schedule 13G pursuant to Rule
13d-1(b)
or Rule
13d-1(c)
of the General Rules and Regulations under the Exchange Act, as amended, as in effect at the time of the first public announcement of the declaration of the Rights dividend with respect to the shares of Common Stock beneficially owned by such person or group) or more of the outstanding shares of Common Stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder (the date of such announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”). A person or group who beneficially owned 10% or more (or 20% or more in the case of passive stockholders) of the Company’s outstanding Common Stock prior to the first public announcement by the Company of the adoption of the Rights Agreement will not trigger the Rights Agreement so long as they do not acquire beneficial ownership of any additional shares of Common Stock at a time when they still beneficially own 10% or more (or 20% or more in the case of passive stockholders) of such Common Stock, subject to certain exceptions as set forth in the Rights Agreement.
For purposes of the Rights Agreement, beneficial ownership is defined to include ownership of securities that are subject to a derivative transaction and acquired derivative securities. Swaps dealers unassociated with any control intent or intent to evade the purposes of the Rights Agreement are excepted from such imputed beneficial ownership.

In the event that a Stock Acquisition Date occurs, proper provision will be made so that each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive upon exercise, in lieu of a number of shares of Preferred Stock, that number of shares of Common Stock of the Company (or, in certain circumstances, including if there are insufficient shares of Common Stock to permit the exercise in full of the Rights, Units of Preferred Stock, other securities, cash or property, or any combination of the foregoing) having a market value of two times the Exercise Price of the Right (such right being referred to as the “Subscription Right”). In the event that, at any time following the Stock Acquisition Date, (i) the Company consolidates with, or merges with and into, any other person, and the Company is not the continuing or surviving corporation, (ii) any person consolidates with the Company, or merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of Common Stock are changed into or exchanged for stock or other securities of any other person or cash or any other property, or (iii)

50% or more of the Company’s assets or earning power is sold, mortgaged or otherwise transferred, each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the Exercise Price of the Right (such right being referred to as the “Merger Right”). The holder of a Right will continue to have the Merger Right whether or not such holder has exercised the Subscription Right. Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Rights Agreement) become null and void.

The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right (payable in cash, Common Stock or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of (i) the time at which any person becomes an Acquiring Person or (ii) the expiration date of the Rights Agreement. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and thereafter the only right of the holders of Rights will be to receive the redemption price.
The Rights Agreement may be amended by the Board of Directors in its sole discretion at any time prior to the time at which any person becomes an Acquiring Person. After such time the Board of Directors may, subject to certain limitations set forth in the Rights Agreement, amend the Rights Agreement only to cure any ambiguity, defect or inconsistency, to shorten or lengthen any time period, or to make changes that do not adversely affect the interests of Rights holders (excluding the interests of an Acquiring Person or its associates or affiliates).
Until a Right is exercised, the holder will have no rights as a stockholder of the Company (beyond those as an existing stockholder), including the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for shares of Common Stock, other securities of the Company, other consideration or for common stock of an acquiring company.
The Rights are not exercisable until the Distribution Date and will expire at the close of business on March 13, 2023; provided that if the Company’s stockholders have not ratified the Rights Agreement by the close of business on the first day after the Company’s 2022 annual meeting of stockholders (including any adjournments or postponements thereof), the Rights will expire at such time, in each case, unless previously redeemed or exchanged by the Company.
The Rights Agreement provides the holders of the Common Stock with the ability to exempt an offer to acquire, or engage in another business combination transaction involving, the Company that is deemed a “Qualifying Offer” (as defined in the Rights Agreement) from the terms of the Rights Agreement. A Qualifying Offer is, in summary, an offer determined by a majority of the independent members of the Board to have specific characteristics that are generally intended to preclude offers that are coercive, abusive or highly contingent. Among those characteristics are that it be: (i) a fully financed all-cash tender offer or an exchange offer offering shares of common stock of the offeror, or a combination thereof, for any and all of the Common Stock; (ii) an offer whose per share offer price and consideration represent a “reasonable premium” over the highest reported per share market price of the Common Stock in the 24 months immediately preceding the date on which the offer is commenced; (iii) an offer that, within 20 business days after the commencement date of the offer (or within 10 business days after any increase in the offer consideration), does not result in a nationally recognized investment banking firm retained by the Board rendering an opinion to the Board that the consideration being offered to the holders of the Common Stock is either inadequate or unfair; and (iv) an offer that is otherwise in the best interests of the Company’s stockholders. The Rights Agreement provides additional characteristics necessary for an acquisition offer to be deemed a “Qualifying Offer,” including if the consideration offered in a proposed transaction is stock of the acquiror.
Pursuant to the Rights Agreement, if the Company receives a Qualifying Offer and the Board has not redeemed the outstanding Rights or exempted such Qualifying Offer from the terms of the Rights Agreement or called a special meeting of stockholders (the “Special Meeting”) for the purpose of voting on whether to exempt such Qualifying Offer from the terms of the Rights Agreement, in each case by the end of the 90 business day period following the commencement of such Qualifying Offer, provided such offer remains a Qualifying Offer during such period, the holders of 10% of the Common Stock may request that the Board call a Special Meeting to vote on a resolution authorizing the exemption of the Qualifying Offer from the terms of the Rights Agreement. If such a Special Meeting is not held by the 90th business day following the receipt of such a request from stockholders to call a Special Meeting, the Qualifying Offer will be deemed exempt from the terms of the Rights Agreement on the 10th business day thereafter.

19. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings/(loss) per share computations for the periods presented:

	Three Months Ended March 31,
Basic (Loss)/Earnings per Share	2022	2021

Net (loss)/income	$(10,261)	$15,147
Less: Income distributed to participating securities	(549)	(558)
Less: Undistributed income allocable to participating securities	—	(1,152)

Net (loss)/income available to common stockholders – Basic EPS	$(10,810)	$13,437
Weighted average common shares (in thousands)	142,782	145,649

Basic (loss)/earnings per share	$(0.08)	$0.09

	Three Months Ended March 31,
Diluted (Loss)/Earnings per Share	2022	2021

Net (loss)/income available to common stockholders	$(10,810)	$13,437
Add back: Undistributed income allocable to participating securities	—	1,152
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	(1,152)

Net (loss)/income available to common stockholders – Diluted EPS	$(10,810)	$13,437

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	142,782	145,649
Dilutive effect of common stock equivalents, excluding participating securities	—	121

Weighted average diluted shares, excluding participating securities (in thousands)	142,782	145,770

Diluted (loss)/earnings per share	$(0.08)	$0.09

Diluted (loss)/earnings per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the three months ended March 31, 2022, there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive non-participating
common stock equivalents were 509 and 149 during the three months ended March 31, 2022 and 2021, respectively (shares herein are reported in thousands).

Potential common shares associated with the conversion option embedded in the Convertible Notes were excluded from the computation for the three months ended March 31, 2022 and 2021 as the Company’s average stock price during those respective periods was lower than the conversion price.
The following table reconciles weighted average diluted shares as reported in the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Three Months Ended March 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2022		2021

Weighted average diluted shares as disclosed in the Consolidated Statements of Operations	142,782	(1)	161,831
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 11)	—		(14,750)
Potentially dilutive restricted stock awards	—		(1,311)

Weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above	142,782		145,770

(1)
Excludes 15,521 participating securities and 31 potentially dilutive non-participating
common stock equivalents for the three months ended March 31, 2022 as the Company reported a net loss for the period (shares herein are reported in thousands).

20. Income Taxes
Effective Income Tax Rate – Three Months Ended March 31, 2022 and March 31, 2021
The Company’s effective income tax rate during the three months ended March 31, 2022 of 62.0% resulted in an income tax benefit of
$16,713. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a
$19,897 reduction in unrecognized tax benefits (including interest and penalties), a lower tax rate on foreign earnings and tax windfalls associated with the vesting of stock-based compensation awards. These items were partly offset by a non-taxable
loss on revaluation of deferred consideration and an increase in the deferred tax asset valuation allowance on losses recognized on securities owned.
The Company’s effective income tax rate for the three months ended March 31, 2021 of negative 14.9% resulted in an income tax benefit of $1,969. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $5,171 reduction in unrecognized tax benefits

(including interest and penalties),
a
non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings, partly offset by tax shortfalls associated with the vesting and exercise of stock-based compensation awards.
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Deferred tax assets:

Capital losses	$16,818	$16,601
NOLs – Foreign	1,846	1,934
Unrealized losses	1,794	614
Accrued expenses	1,263	4,993
Goodwill and intangible assets	1,228	1,276
Interest carryforwards	604	437
Stock-based compensation	469	1,359
NOLs – U.S.	255	382
Outside basis differences	122	122
Other	362	376

Deferred tax assets	24,761	28,094

	March 31, 2022	December 31, 2021
Deferred tax liabilities:

Fixed assets and prepaid assets	158	257
Unremitted earnings – International subsidiaries	146	118
Unrealized gains	91	—
Foreign currency translation adjustment	52	181

Deferred tax liabilities	447	556

Total deferred tax assets less deferred tax liabilities	24,314	27,538
Less: Valuation allowance	(20,580)	(18,657)

Deferred tax assets, net	$3,734	$8,881

Net Operating and Capital Losses – U.S.
The Company’s tax effected net operating losses (“NOLs”) at March 31, 2022 were $255, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at March 31, 2022 were
$16,818.
These capital losses expire between the years 2023 and 2027.
Net Operating Losses – International
One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,846 at March 31, 2022.

Valuation Allowance
The Company’s valuation allowance has been established on its net capital losses, international net operating losses, unrealized losses and outside basis differences, as it is more-likely-than-not
that these deferred tax assets will not be realized.
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

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2022	$21,925	$18,218	$3,707
Decrease - Settlements (1)	(13,052)	(11,865)	(1,187)
Decrease - Lapse of statute of limitations (1)	(6,845)	(4,825)	(2,020)
Increases	7	—	7
Foreign currency translation (2)	(583)	(485)	(98)

Balance at March 31, 2022	$1,452	$1,043	$409

(1)
In January 2022, an audit of ManJer’s tax returns (a Jersey-based subsidiary) for the years ended December 31, 2014, 2016, 2017 and 2018 were resolved in favor of ManJer. The settlement, as well as the reduction in unrecognized tax benefits from the lapse of the statute of limitations totaling $19,897 during the three months ended March 31, 2022, was recorded as an income tax benefit with an equal and offsetting amount recorded in other losses, net, to recognize a reduction in the indemnification asset. During the three months ended March 31, 2021, an income tax benefit of $5,171 was recorded along with an equal and offsetting amount in other losses, net.

(2)	The gross unrecognized tax benefits were accrued in British pounds.

The gross unrecognized tax benefits and interest and penalties totaling $1,451 at March 31, 2022 are included in other non-current
liabilities in the Consolidated Balance Sheets. It is reasonably possible that these unrecognized tax benefits will reduce to zero in the next 12 months upon lapsing of the statute of limitations. If recognized, these unrecognized tax benefits would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions and is currently under review by the State of Michigan for the years ended 2017 through 2020. As of March 31, 2022, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2017.
ManJer’s tax returns (a Jersey-based subsidiary) were previously under review for the years ended December 31, 2014, 2016, 2017 and 2018. In January 2022, the audit was resolved in favor of ManJer.
Undistributed Earnings of Foreign Subsidiaries
ASC
740-30
,
Income Taxes
, provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $146 and $118 at March 31, 2022 and December 31, 2021, respectively.
21. Shares Repurchased
On February 22, 2022, the Company’s board of directors approved an increase of $85,709 to the Company’s share repurchase program to $100,000 and extended the term for three years through April 27, 2025. Included under the Company’s share repurchase program are purchases to offset future equity grants made under the Company’s equity plans and purchases made in open market or privately negotiated transactions. This authority may be exercised from time to time, subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice. Shares repurchased under this program are returned to the status of authorized and unissued on the Company’s books and records.
During the three months ended March 31, 2022 and 2021, the Company repurchased 588,694 and 489,763 shares of its common stock, respectively, under this program for an aggregate cost of $3,394 and $2,630, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As
of March 31, 2022, $100,000 remained under this program for future purchases.
22. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2022	$85,856
Changes	—

Balance at March 31, 2022	$85,856

Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the United Kingdom. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets (Indefinite-Lived)
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2022	$601,247
Changes	—

Balance at March 31, 2022	$601,247

ETFS
In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. The intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.
23. Contingent Payments

AdvisorEngine – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine. The fair value of upfront consideration paid to the Company was $9,592. Consideration also included contingent payments totaling up to $10,408 which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. No value has been ascribed to these contingent payments at March 31, 2022 and December 31, 2021 and no contingent payments were
received during the three months ended March 31, 2022 and 2021.
Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WTAMC to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and was paid CDN $3,000 (USD $2,360) of additional cash consideration based upon the achievement of certain AUM growth targets as determined during the
18-month
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
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in Amendment No. 1 on Form
10-K/A
to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Executive Summary
Introduction
We are an asset management company in the business of offering transparent financial exposures to our clients and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $79.4 billion as of March 31, 2022. More recently, we have been positioning ourselves to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of decentralized finance, or DeFi, to deliver transparency, choice and inclusivity to customers and consumers around the world.
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

Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income, leveraged and inverse, currency, cryptocurrency and alternative strategies. The chart below sets forth the asset mix of our ETPs at March 31, 2021, December 31, 2021 and March 31, 2022:

Market Environment
During the first quarter of 2022, the U.S. and Eurozone markets declined and inflationary pressures rose. Commodity prices surged following the Russian invasion of the sovereign territory of Ukraine and this contributed to a further increase in inflation as well as supply chain disruption. Emerging markets were negatively affected by renewed
COVID-19
outbreaks. Gold prices increased during the quarter.
The S&P 500, MSCI EAFE (local currency) and MSCI Emerging Markets Index (U.S. dollar) decreased by 4.6%, 3.6% and 6.9%, respectively, while gold prices increased 6.7% during the quarter. In addition, the European and Japanese equities markets both depreciated with the MSCI EMU Index and MSCI Japan Index decreasing 9.1% and 1.4%, respectively, in local currency terms for the quarter. Also, the U.S. dollar rose 1.7% and 2.7% versus the euro and British pound, respectively, and weakened 5.9% versus the Japanese yen during the quarter.
U.S. listed ETF Industry Flows
U.S. listed ETF industry net flows for the three months ended March 31, 2022 were $199.0 billion. U.S. equity gathered the majority of those flows.

Source: Morningstar

International ETP Industry Flows
International ETP industry net flows were $47.8 billion for the three months ended March 31, 2022. Equities gathered the majority of those flows.

Source: Morningstar
Our Operating and Financial Results
We operate as an ETP sponsor and asset manager providing investment advisory services globally through our subsidiaries in the United States and Europe.
U.S. Listed ETFs
Our U.S. listed ETFs’ AUM increased from $48.2 billion at December 31, 2021 to $48.6 billion at March 31, 2022 due to net inflows, partly offset by market depreciation.

European Listed ETPs
Our European listed ETPs’ AUM increased from $29.3 billion at December 31, 2021 to $30.8 billion at March 31, 2022 primarily due to market appreciation, partly offset by net outflows.

Consolidated Operating Results
The following table sets forth our revenues and net income/(loss) for the most recent five quarters. Prior period amounts previously disclosed have been revised to conform with our current presentation. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

•
Revenues
– We recorded operating revenues of $78.4 million during the three months ended March 31, 2022, up 10% from the three months ended March 31, 2021 due to higher average AUM, partly offset by a lower average advisory fee.

•
Operating Expenses
– Total operating expenses increased 15.3% from the three months ended March 31, 2021 to $60.7 million primarily due to expenses incurred in responding to the activist campaign by ETFS Capital Limited and Lion Point Capital, LP (collectively, the “Investor Group”), as evidenced by their Schedule 13D initially filed on January 24, 2022, and thereafter amended (the “activist campaign”), higher compensation arising from increased headcount, higher fund management and administration costs, as well as higher marketing expenses, third-party distribution fees and sales and business development expenses. These increases were partly offset by lower occupancy expenses.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration – gold payments, impairments and other net losses. For the three months ended March 31, 2022 and 2021, the (losses)/gains on revaluation of deferred consideration – gold payments were ($17.0) million and $2.8 million, respectively. We recognized charges arising from the release of a tax-related
indemnification asset of $19.9 million and $5.2 million during the three months ended March 31, 2022 and 2021, respectively. An equal and offsetting benefit has been recognized in income taxes. In addition, during the three months ended March 31, 2022 we recognized losses on our securities owned of $5.1 million.

•
Net (loss)/income
– We reported net loss of ($10.3) million during the three months ended March 31, 2022, compared to net income of $15.1 million during the three months ended March 31, 2021. The change was impacted by an unfavorable change related to the revaluation of deferred consideration – gold payments of $19.8 million, losses on our securities owned and the change in revenues and expenses described above.

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
GLOBAL ETPs (in millions)
Beginning of period assets	$77,471	$72,774	$67,383
Inflows/(outflows)	1,314	1,908	1,268
Market appreciation/(depreciation)	618	2,804	876
Fund closures	—	(15)	—

End of period assets	$79,403	$77,471	$69,527

Average assets during the period	$77,813	$75,986	$69,570
Average ETP advisory fee during the period	0.40%	0.40%	0.41%
Revenue days	90	92	90
Number of ETPs—end of period	341	329	313

U.S. LISTED ETFs (in millions)
Beginning of period assets	$48,210	$44,742	$38,517
Inflows/(outflows)	2,250	1,865	1,343
Market appreciation/(depreciation)	(1,838)	1,618	2,303
Fund closures	—	(15)	—

End of period assets	$48,622	$48,210	$42,163

Average assets during the period	$47,506	$46,944	$40,706
Number of ETFs – end of the period	77	75	68

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$29,261	$28,032	$28,866
Inflows/(outflows)	(936)	43	(75)
Market appreciation/(depreciation)	2,456	1,186	(1,427)
Fund closures	—	—	—

End of period assets	$30,781	$29,261	$27,364

Average assets during the period	$30,307	$29,042	$28,864
Number of ETPs—end of period	264	254	245

PRODUCT CATEGORIES (in millions)

Commodity & Currency
Beginning of period assets	$24,598	$23,825	$25,880
Inflows/(outflows)	(1,058)	(246)	(672)
Market appreciation/(depreciation)	2,761	1,019	(1,552)

End of period assets	$26,301	$24,598	$23,656

Average assets during the period	$25,893	$24,423	$25,290

U.S. Equity
Beginning of period assets	$23,860	$21,383	$18,367
Inflows/(outflows)	779	784	218
Market appreciation/(depreciation)	(901)	1,693	1,434

End of period assets	$23,738	$23,860	$20,019

Average assets during the period	$23,141	$22,964	$19,320

International Developed Market Equity
Beginning of period assets	$11,888	$11,174	$9,406
Inflows/(outflows)	97	440	17
Market appreciation/(depreciation)	(566)	274	561

End of period assets	$11,419	$11,888	$9,984

Average assets during the period	$11,539	$11,518	$9,786

Emerging Market Equity
Beginning of period assets	$10,375	$10,666	$8,539
Inflows/(outflows)	189	(3)	1,663
Market appreciation/(depreciation)	(573)	(288)	275

End of period assets	$9,991	$10,375	$10,477

Average assets during the period	$10,116	$10,550	$9,875

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Fixed Income
Beginning of period assets	$4,354	$3,528	$3,308
Inflows/(outflows)	1,242	837	10
Market appreciation/(depreciation)	(178)	(11)	(74)

End of period assets	$5,418	$4,354	$3,244

Average assets during the period	$4,690	$4,117	$3,234

Leveraged & Inverse
Beginning of period assets	$1,775	$1,663	$1,477
Inflows/(outflows)	(2)	11	(4)
Market appreciation/(depreciation)	83	101	46

End of period assets	$1,856	$1,775	$1,519

Average assets during the period	$1,830	$1,761	$1,554

Cryptocurrency
Beginning of period assets	$357	$295	$167
Inflows/(outflows)	37	28	36
Market appreciation/(depreciation)	(11)	34	174

End of period assets	$383	$357	$377

Average assets during the period	$324	$406	$264

Alternatives
Beginning of period assets	$261	$222	$215
Inflows/(outflows)	29	56	—
Market appreciation/(depreciation)	3	(17)	12

End of period assets	$293	$261	$227

Average assets during the period	$275	$229	$223

Closed ETPs
Beginning of period assets	$3	$18	$24
Inflows/(outflows)	1	1	—
Market appreciation/(depreciation)	—	(1)	—
Fund closures	—	(15)	—

End of period assets	$4	$3	$24

Average assets during the period	$5	$18	$24

Headcount:	253	241	227
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Selected Operating and Financial Information

	Three Months Ended March 31,		Change	Percent Change
AUM (in millions)	2022	2021
Average AUM	$77,813	$69,570	$8,243	11.8%

Operating Revenues (in thousands)
Advisory fees (1)	$76,517	$70,042	$6,475	9.2%
Other income	1,851	1,214	637	52.5%

Total revenues	$78,368	$71,256	$7,112	10.0%

(1)
Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Average AUM
Our average AUM increased 11.8% from $69.6 billion at March 31, 2021 to $77.8 billion at March 31, 2022 due to market appreciation and net inflows.

Operating Revenues
Advisory fees
Advisory fee revenues increased 9.2% from $70.0 million during the three months ended March 31, 2021 to $76.5 million in the comparable period in 2022 due to higher average AUM, partly offset by a lower average advisory fee. Our average advisory fee was 0.40% during the three months ended March 31, 2022 and 0.41% during the same period in 2021.
Other income
Other income increased 52.5% from $1.2 million during the three months ended March 31, 2021 to $1.9 million in the comparable period in 2022 primarily due to higher fees associated with our European listed products.
Operating Expenses

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2022	2021
Compensation and benefits	$24,787	$22,627	$2,160	9.5%
Fund management and administration (1)	15,494	13,947	1,547	11.1%
Marketing and advertising	4,023	3,006	1,017	33.8%
Sales and business development	2,609	2,145	464	21.6%
Contractual gold payments	4,450	4,270	180	4.2%
Professional fees	4,459	2,013	2,446	121.5%
Occupancy, communications and equipment	753	1,475	(722)	(48.9%)
Depreciation and amortization	47	252	(205)	(81.3%)
Third-party distribution fees	2,212	1,343	869	64.7%
Other	1,845	1,571	274	17.4%

Total operating expenses	$60,679	$52,649	$8,030	15.3%

	Three Months Ended March 31,
As a Percent of Revenues:	2022	2021
Compensation and benefits	31.5%	31.7%
Fund management and administration (1)	19.8%	19.6%
Marketing and advertising	5.1%	4.2%
Sales and business development	3.3%	3.0%
Contractual gold payments	5.7%	6.0%
Professional fees	5.7%	2.8%
Occupancy, communications and equipment	1.0%	2.1%
Depreciation and amortization	0.1%	0.4%
Third-party distribution fees	2.8%	1.9%
Other	2.4%	2.2%

Total operating expenses	77.4%	73.9%

(1)
Fund management and administration expenses previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Compensation and benefits
Compensation and benefits expense increased 9.5% from $22.6 million during the three months ended March 31, 2021 to $24.8 million in the comparable period in 2022 due to increased headcount. Headcount was 227 and 253 at March 31, 2021 and 2022, respectively.
Fund management and administration
Fund management and administration expense increased 11.1% from $13.9 million during the three months ended March 31, 2021 to $15.5 million in the comparable period in 2022 due to higher average AUM.

Marketing and advertising
Marketing and advertising expense increased 33.8% from $3.0 million during the three months ended March 31, 2021 to $4.0 million in the comparable period in 2022 primarily due to higher spending on online marketing campaigns.
Sales and business development
Sales and business development expense increased 21.6% from $2.1 million during the three months ended March 31, 2021 to $2.6 million in the comparable period in 2022 primarily due to higher spending on conferences and market data.
Contractual gold payments
Contractual gold payments expense increased 4.2% from $4.3 million during the three months ended March 31, 2021 to $4.5 million in the comparable period in 2022. This expense was associated with the payment of 2,375 ounces of gold and was calculated using the average daily spot price of $1,798 and $1,874 per ounce during the three months ended March 31, 2021 and 2022, respectively.
Professional fees
Professional fees increased 121.5% from $2.0 million during the three months ended March 31, 2021 to $4.5 million in the comparable period in 2022 due to expenses incurred in response to the activist campaign by the Investor Group.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 48.9% from $1.5 million during the three months ended March 31, 2021 to $0.8 million in the comparable period in 2022 due to the termination of our New York office lease in September 2021.
Depreciation and amortization
Depreciation and amortization expense decreased 81.3% from $0.3 million during the three months ended March 31, 2021 to $0.05 million in the comparable period in 2022 due to write-off
of fixed assets related to the exit of our New York office.
Third-party distribution fees
Third-party distribution fees increased 64.7% from $1.3 million during the three months ended March 31, 2021 to $2.2 million in the comparable period in 2022 primarily due to higher AUM in Latin America resulting in higher fees paid to our third-party marketing agent, as well as new platform relationships in Europe.
Other
Other expenses were essentially unchanged from the three months ended March 31, 2021.
Other Income/(Expenses)

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2022	2021
Interest expense	$(3,732)	$(2,296)	$(1,436)	62.5%
(Loss)/gain on revaluation of deferred consideration – gold payments	(17,018)	2,832	(19,850)	n/a
Interest income	794	231	563	243.7%
Impairments	—	(303)	303	n/a
Other losses, net	(24,707)	(5,893)	(18,814)	319.3%

Total other expenses, net	$(44,663)	$(5,429)	$(39,234)	722.7%

	Three Months Ended March 31,
As a Percent of Revenues:	2022	2021
Interest expense	(4.8%)	(3.2%)
(Loss)/gain on revaluation of deferred consideration – gold payments	(21.7%)	4.0%
Interest income	1.0%	0.3%
Impairments	0.0%	(0.4%)
Other losses, net	(31.5%)	(8.3%)

Total other expenses, net	(57.0%)	(7.6%)

Interest expense
Interest expense increased 62.5% from $2.3 million during the three months ended March 31, 2021 to $3.7 million in the comparable period in 2022 due to a higher level of debt outstanding, partly offset by a lower effective interest rate. Our effective interest rate during the three months ended March 31, 2021 and 2022 was 5.3% and 4.6%, respectively.
(Loss)/gain on revaluation of deferred consideration
We recognized a gain on revaluation of deferred consideration of $2.8 million during the three months ended March 31, 2021 as compared to a loss of ($17.0) million during the three months ended March 31, 2022. The loss in the current quarter was due to higher forward-looking gold prices. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 243.7% from $0.2 million during the three months ended March 31, 2021 to $0.8 million in the comparable period in 2022 due to an increase in securities owned.
Impairment
During the three months ended March 31, 2021, we recognized an impairment charge of $0.3 million upon exiting our London office. There were no impairment charges recognized in the comparable period in 2022.
Other losses, net
Other losses, net were $5.9 million and $24.7 million during the three months ended March 31, 2021 and 2022, respectively. The three months ended March 31, 2022 includes a non-cash
charge of $19.9 million arising from the release of a
tax-related
indemnification asset due to a favorable resolution to certain tax audits as well as the expiration of the statute of limitations (an equal and offsetting benefit was recognized in income tax expense) and losses on securities owned of $5.1 million.
Included in the loss recognized during the three months ended March 31, 2021 is a charge of $5.2 million, arising from the release of a tax-related
indemnification asset upon the expiration of the statute of limitations (an equal and offsetting benefit was recognized in income tax expense). During the three months ended March 31, 2021, we also recognized an unrealized gain of $0.2 million on our investment in Securrency.
Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.
Income taxes
Our effective income tax rate for the three months ended March 31, 2022 of 62.0% resulted in an income tax benefit of $16.7 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a $19.9 million reduction in unrecognized tax benefits (including interest and penalties), a lower tax rate on foreign earnings and tax windfalls associated with the vesting of stock-based compensation awards. These items were partly offset by a non-taxable
loss on revaluation of deferred consideration and an increase in the deferred tax asset valuation allowance on losses recognized on securities owned.
Our effective income tax rate for the three months ended March 31, 2021 of negative 14.9% resulted in an income tax benefit of $2.0 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $5.2 million reduction in unrecognized tax benefits (including interest and penalties), a non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings, partly offset tax shortfalls associated with the vesting and exercise of stock-based compensation awards.

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
Adjusted Operating Income, Operating Expenses, Income Before Income Taxes, Income Tax Expense, Net Income and Diluted Earnings per Share
We disclose adjusted operating income, operating expenses, income before income taxes, income tax expense, net income and diluted earnings per share as non-GAAP
financial measurements in order to report our results exclusive of items that are non-recurring
or not core to our operating business. We believe presenting these non-GAAP
financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP
financial measurements exclude the following:
Unrealized gains or losses on the revaluation of deferred consideration:
Deferred consideration is an obligation we assumed in connection with the ETFS Acquisition that is carried at fair value. This item represents the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold and changes in the discount rate used to compute the present value of the annual payment obligations may have a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when calculating our non-GAAP
financial measurements as it is not core to our operating business. The item is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate.
Gains or losses on securities owned:
We account for securities owned as trading securities which requires these instruments to be measured at fair value with gains and losses reported in net income. In the third quarter of 2021, we began excluding these items when calculating our non-GAAP
financial measurements as these securities have become a more meaningful percentage of total assets and the gains and losses introduce volatility in earnings and are not core to our operating business.
Tax shortfalls and windfalls upon vesting and exercise of stock-based compensation awards:
GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting and exercise of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when calculating our non-GAAP
financial measurements as they introduce volatility in earnings and are not core to our operating business.
Other items:
Unrealized gains and losses recognized on our investments, changes in the deferred tax asset valuation allowance on securities owned, expenses incurred in response to the activist campaign by the Investor Group, impairment charges and the remeasurement of contingent consideration payable to us from the sale of our Canadian ETF business.

	Three Months Ended
Adjusted Net Income and Diluted Earnings per Share:	March 31, 2022	March 31, 2021
Net (loss)/income, as reported	$(10,261)	$15,147
Add back/Deduct: Loss/(gain) on revaluation of deferred consideration	17,018	(2,832)
Add back: Increase in deferred tax asset valuation allowance on securities owned	2,010	—
Add back: Losses on securities owned, net of income taxes	3,893	—
Add back: Expenses incurred in response to the activist campaign by the Investor Group, net of income taxes	1,844	—
Deduct/Add back: Tax (windfalls)/shortfalls upon vesting and exercise of stock-based compensation awards	(565)	123
Add back/Deduct: Unrealized loss/(gain) recognized on our investments, net of income taxes	124	(179)
Add back: Impairments, net of income taxes	—	245

Adjusted net income	$14,063	$12,504
Weighted average common shares - diluted	158,335	161,831

Adjusted earnings per share - diluted	$0.09	$0.08

Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2022	December 31, 2021
Balance Sheet Data (in thousands):
Cash and cash equivalents	$110,395	$140,709
Securities owned, at fair value	133,846	127,166
Accounts receivable	35,191	31,864
Securities held-to-maturity	290	308

Total: Liquid assets	279,722	300,047
Less: Total current liabilities	(66,886)	(83,667)
Less: Regulatory capital requirement – certain international subsidiaries	(12,602)	(12,320)

Total: Available liquidity	$200,234	$204,060

	Three Months Ended March 31,
	2022	2021
Cash Flow Data (in thousands):
Operating cash flows (1)	$(2,692)	$2,290
Investing cash flows (1)	(18,721)	(5,990)
Financing cash flows	(8,236)	(7,188)
Foreign exchange rate effect	(665)	(235)

Decrease in cash and cash equivalents	$(30,314)	$(11,123)

(1)
Cash flows from purchasing securities owned, at fair value of ($1,657) and selling securities owned, at fair value of $1,232 during the three months ended March 31, 2021 that were not acquired specifically for resale or associated with the Company’s business activities have been reclassified from operating activities to investing activities to conform to the current year’s presentation in the Consolidated Statements of Cash Flows. See Note 2 for additional information.

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
Cash and cash equivalents decreased $30.3 million during the three months ended March 31, 2022 due to $25.5 million used to purchase securities owned, $6.9 million used to purchase investments, $4.8 million used to pay dividends on our common stock, $3.4 million used to repurchase our common stock, $2.7 million of net cash used in operating activities and $0.6 million used in other activities. These decreases were partly offset by $13.6 million of proceeds from the sale of securities owned.
Cash and cash equivalents decreased $11.1 million during the three months ended March 31, 2021 due to $5.5 million used to purchase investments, $4.9 million used to pay dividends on our common stock, $2.6 million used to repurchase our common stock and $1.7 million used to purchase investments. These decreases were partly offset by $2.3 million provided by operating activities, $1.2 million of proceeds from the sale of securities owned and $0.1 provided by other activities.
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

•
Conversion price
: Convertible at an initial conversion rate (as disclosed in the table above) of shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price as disclosed in the table above).

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

•
Cash settlement of principal amount
: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of our common stock.

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
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at March 31, 2022 was approximately $12.6 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans.
During the three months ended March 31, 2022, we repurchased 588,694 shares of our common stock under the repurchase program for an aggregate cost of $3.4 million. Currently, $100.0 million remains under this program for future purchases.
Contractual Obligations
Convertible Notes
At March 31, 2022, we had $325.0 million aggregate principal amount of Convertible Notes outstanding, of which $175.0 million are scheduled to mature on June 15, 2023 and $150.0 million are scheduled to mature on June 15, 2026, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.
The Convertible Notes require cash settlement of the principal amount, while settlement of the conversion obligation in excess of the aggregate principal amount may be satisfied in either cash, shares of our common stock or a combination of cash and shares of our common stock. We currently anticipate refinancing these obligations when due.
See the section titled “Issuance of Convertible Notes” above for additional information.
Deferred Consideration – Gold Payments
Deferred consideration represents an obligation we assumed in April 2018 in connection with our acquisition of the European exchange-traded commodity, currency and leveraged and inverse business of ETFS Capital Limited. The obligation is for fixed payments to ETFS Capital Limited of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”). The present value of the deferred consideration was $245.2 million at March 31, 2022.
The Contractual Gold Payments are paid from advisory fee income generated by any of our sponsored financial products backed by physical gold with no recourse back to us for any unpaid amounts that exceed advisory fees earned.
See Note 9 to our Consolidated Financial Statements for additional information.
Operating Leases
Total future minimum lease payments with respect to our office space was $0.5 million at March 31, 2022. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 12 to our Consolidated Financial Statements for additional information.
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
Goodwill is assessed for impairment annually on November 30
th
. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, the market approach and its market capitalization when determining the fair value of the reporting unit. The results of our analysis indicated no impairment based upon a quantitative assessment.
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
Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. The weighted average forward-looking gold price per ounce, discount rate and perpetual growth rate were $2,263, 9.0% and 0.9%, respectively, at March 31, 2022. Changes in the fair value of this obligation are reported as (loss)/gain on revaluation of deferred consideration – gold payments in our Consolidated Statements of Operations.
During the three months ended March 31, 2022, we reported a loss on deferred consideration – gold payments of $17.0 million. A 1.0% increase in the weighted average forward-looking gold price per ounce would have increased this reported loss by $1.9 million, a 1 percentage point increase in the discount rate would have reduced this reported loss by $24.7 million and a 1 percentage point increase in the perpetual growth rate would have increased this reported loss by $21.7 million. See Note 9 to our Consolidated Financial Statements for additional information.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, corporate bonds, money market instruments at a commercial bank and other securities which totaled $138.3 million and $134.3 million as of December 31, 2021 and March 31, 2022, respectively. During the three months ended March 31, 2022, we recognized losses on these securities of $5.1 million and any losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.
In addition, our Convertible Notes bear interest at fixed rates of 3.25% and 4.25% for the 2021 Notes and the 2020 Notes, respectively. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We may be subject to reviews, inspections and investigations by the SEC, CFTC, NFA, state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 13 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €15.9 million ($17.7 million).

ITEM 1A.	RISK FACTORS
You should carefully consider the information set forth in Part 1, Item1A. “Risk Factors” in Amendment No. 1 on Form
10-K/A
to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2022 to January 31, 2022	588,694	$5.76	588,694
February 1, 2022 to February 28, 2022	—	$—	—
March 1, 2022 to March 31, 2022	—	$—	—

Total	588,694	$5.76	588,694	$100,000

On February 22, 2022, our board of directors approved an increase of $85.7 million to our share repurchase program to $100 million and extended the term for three years through April 27, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2019)

3.4	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant classifying and designating the Series B Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on March 14, 2022)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.7	Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.9	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.10	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.11	Stockholder Rights Agreement, dated as of March 14, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on March 14, 2022)

Exhibit No.	Description

31.1 (1)	Rule 13a-14(a) / 15d-14(a) Certification

31.2 (1)	Rule 13a-14(a) / 15d-14(a) Certification

32 (1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (1)	Financial Statements from the Quarterly Report on Form
10-Q
of the Company for the three months ended March 31, 2022, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2022 (Unaudited) and December 31, 2021; (ii) Consolidated Statements of Operations and Comprehensive (Loss)/Income for the three months ended March 31, 2022 and March 31, 2021 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and March 31, 2021 (Unaudited) (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 5 th
day of May 2022.

WISDOMTREE INVESTMENTS, INC.
By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.
By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer)