Form 10-Q
period 2022-06-30
WisdomTree Investments, Inc.
filed 2022-08-05
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
26
, 2022, there were
146,584,951
shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.
Form
10-Q
For the Quarterly Period Ended June 30, 2022

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as amended. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
In particular, forward-looking statements in this Report may include statements about:

•	the ultimate duration of the COVID-19 pandemic, or the war in Ukraine, and their short-term and long-term impact on our business and the global economy;

•	anticipated trends, conditions and investor sentiment in the global markets and exchange traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	whether we will experience future growth;

•	our ability to develop new products and services and their success;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully implement our digital assets strategy, including WisdomTree Prime ™ , and achieve its objectives;

•	our ability to successfully operate and expand our business in non-U.S. markets; and

•	the effect of laws and regulations that apply to our business.
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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30, 2022	December 31, 2021

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$109,736	$140,709
Securities owned, at fair value (including $12,841 and $18,526 invested in WisdomTree ETFs at June 30, 2022 and December 31, 2021, respectively)	128,852	127,166
Accounts receivable (including $23,905 and $25,628 due from related parties at June 30, 2022 and December 31, 2021, respectively)	34,061	31,864
Prepaid expenses	7,461	3,952
Income taxes receivable	1,290	—
Other current assets	391	276

Total current assets	281,791	303,967
Fixed assets, net	641	557
Indemnification receivable (Note 20 )	1,351	21,925
Securities held-to-maturity	277	308
Deferred tax assets, net	6,067	8,881
Investments (Note 7 )	26,012	14,238
Right of use assets—operating leases (Note 12 )	2,034	520
Goodwill (Note 22 )	85,856	85,856
Intangible assets (Note 22 )	601,971	601,247
Other noncurrent assets	473	361

Total assets	$1,006,473	$1,037,860

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Convertible notes—current (Note 10)	$173,325	$—
Fund management and administration payable	20,797	20,661
Compensation and benefits payable	18,647	32,782
Deferred consideration—gold payments (Note 9 )	16,626	16,739
Operating lease liabilities (Note 1 2 )	1,093	209
Income taxes payable	—	3,979
Accounts payable and other liabilities	11,135	9,297

Total current liabilities	241,623	83,667
Convertible notes—long term (Note 10 )	146,592	318,624
Deferred consideration—gold payments (Note 9 )	226,141	211,323
Operating lease liabilities (Note 12 )	941	328
Other noncurrent liabilities (Note 20 )	1,351	21,925

Total liabilities	616,648	635,867
Preferred stock – Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $81,970 and $90,741 at June 30, 2022 and December 31, 2021, respectively) (Note 11 )	132,569	132,569

Contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 250,000 shares authorized; issued and outstanding: 146,511 and 145,107 at June 30, 2022 and December 31, 2021, respectively	1,465	1,451
Additional paid-in capital	282,017	289,736
Accumulated other comprehensive (loss) income	(1,525)	682
Accumulated deficit	(24,701)	(22,445)

Total stockholders’ equity	257,256	269,424

Total liabilities and stockholders’ equity	$1,006,473	$1,037,860

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Advisory fees	$75,586	$74,169	$152,103	$144,211
Other income	1,667	1,606	3,518	2,820

Total revenues	77,253	75,775	155,621	147,031

Operating Expenses:
Compensation and benefits	24,565	20,331	49,352	42,958
Fund management and administration	16,076	14,367	31,570	28,314
Marketing and advertising	3,894	3,594	7,917	6,600
Sales and business development	3,131	2,159	5,740	4,304
Contractual gold payments (Note 9 )	4,446	4,314	8,896	8,584
Professional fees	4,308	1,921	8,767	3,934
Occupancy, communications and equipment	1,049	1,266	1,802	2,741
Depreciation and amortization	53	256	100	508
Third-party distribution fees	1,818	2,130	4,030	3,473
Other	2,109	1,752	3,954	3,323

Total operating expenses	61,449	52,090	122,128	104,739

Operating income	15,804	23,685	33,493	42,292
Other Income/(Expenses):
Interest expense	(3,733)	(2,567)	(7,465)	(4,863)
Gain/(loss) on revaluation of deferred consideration–gold payments (Note 9 )	2,311	497	(14,707)	3,329
Interest income	770	225	1,564	456
Impairments (Note 12 )	—	—	—	(303)
Other losses and gains, net	(4,474)	49	(29,181)	(5,844)

Income/(loss) before income taxes	10,678	21,889	(16,296)	35,067
Income tax expense/(benefit)	2,673	4,259	(14,040)	2,290

Net income/(loss)	$8,005	$17,630	$(2,256)	$32,777

Earnings/(loss) per share—basic	$0.05	$0.11	$(0.02)	$0.20

Earnings/(loss) per share—diluted	$0.05	$0.11	$(0.02)	$0.20

Weighted-average common shares—basic	143,046	145,542	142,915	145,652

Weighted-average common shares—diluted	158,976	164,855	142,915	163,062

Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements
(See Note 2 for revisions made to certain amounts previously reported)

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss)	$8,005	$17,630	$(2,256)	$32,777
Other comprehensive (loss)/income
Foreign currency translation adjustment, net of income taxes	(1,721)	170	(2,207)	53

Other comprehensive (loss)/income	(1,721)	170	(2,207)	53

Comprehensive income/(loss)	$6,284	$17,800	$(4,463)	$32,830

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—April 1, 2022	146,560	$1,466	$284,421	$196	$(32,706)	$253,377
Restricted stock issued and vesting of restricted stock units, net	(49)	(1)	1	—	—	—
Stock-based compensation	—	—	2,432	—	—	2,432
Other comprehensive loss	—	—	—	(1,721)	—	(1,721)
Dividends	—	—	(4,837)	—	—	(4,837)
Net income	—	—	—	—	8,005	8,005

Balance—June 30, 2022	146,511	$1,465	$282,017	$(1,525)	$(24,701)	$257,256

	For the Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—April 1, 2021	149,811	$1,498	$314,274	$985	$(42,573)	$274,184
Restricted stock issued and vesting of restricted stock units, net	(134)	(2)	2	—	—	—
Shares repurchased	(4,631)	(46)	(31,830)	—	—	(31,876)
Exercise of stock options, net	68	1	435	—	—	436
Stock-based compensation	—	—	2,121	—	—	2,121
Other comprehensive loss	—	—	—	170	—	170
Dividends	—	—	—	—	(4,928)	(4,928)
Net income	—	—	—	—	17,630	17,630

Balance—June 30, 2021	145,114	$1,451	$285,002	$1,155	$(29,871)	$257,737

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(In Thousands)
(Unaudited)

	For the Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—January 1, 2022	145,107	$1,451	$289,736	$682	$(22,445)	$269,424
Restricted stock issued and vesting of restricted stock units, net	1,993	20	(20)	—	—	—
Shares repurchased	(589)	(6)	(3,388)	—	—	(3,394)
Stock-based compensation	—	—	5,368	—	—	5,368
Other comprehensive loss	—	—	—	(2,207)	—	(2,207)
Dividends	—	—	(9,679)	—	—	(9,679)
Net loss	—	—	—	—	(2,256)	(2,256)

Balance—June 30, 2022	146,511	$1,465	$282,017	$(1,525)	$(24,701)	$257,256

	For the Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other	Accumulated Deficit	Total
	Shares Issued	Par Value		Comprehensive Income
Balance—January 1, 2021	148,716	$1,487	$317,075	$1,102	$(53,399)	$266,265
Reclassification of equity component related to convertible notes, net deferred taxes of $1,022, upon the implementation of Accounting Standards Update 2020-06 (Note 10 )	—	—	(3,682)	—	616	(3,066)

Balance—January 1, 2021 (as adjusted)	148,716	$1,487	$313,393	$1,102	$(52,783)	$263,199
Restricted stock issued and vesting of restricted stock units, net	1,376	13	(13)	—	—	—
Shares repurchased	(5,121)	(51)	(34,455)	—	—	(34,506)
Exercise of stock options, net	143	2	813	—	—	815
Stock-based compensation	—	—	5,264	—	—	5,264
Other comprehensive income	—	—	—	53	—	53
Dividends	—	—	—	—	(9,865)	(9,865)
Net income	—	—	—	—	32,777	32,777

Balance—June 30, 2021	145,114	$1,451	$285,002	$1,155	$(29,871)	$257,737

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss)/income	$(2,256)	$32,777
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Loss/(gain) on revaluation of deferred consideration—gold payments	14,707	(3,329)
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(31,511)	(39,341)
Deferred income taxes	3,378	3,367
Losses on securities owned, at fair value	9,322	696
Contractual gold payments	8,896	8,584
Stock-based compensation	5,368	5,264
Amortization of issuance costs—convertible notes	1,293	899
Amortization of right of use asset	332	1,340
Depreciation and amortization	100	508
Impairments	—	303
Other	120	(372)
Changes in operating assets and liabilities:
Accounts receivable	(3,718)	(2,622)
Prepaid expenses	(3,613)	(2,497)
Gold and other precious metals	23,743	27,959
Other assets	(241)	(202)
Intangibles—software development	(724)	—
Fund management and administration payable	423	(896)
Compensation and benefits payable	(13,537)	(7,396)
Income taxes payable	(5,235)	(1,852)
Operating lease liabilities	(348)	(1,658)
Accounts payable and other liabilities	2,043	858

Net cash provided by operating activities	8,542	22,390

Cash flows from investing activities:
Purchase of securities owned, at fair value	(32,488)	(29,819)
Purchase of investments	(11,863)	(5,750)
Purchase of fixed assets	(205)	(173)
Proceeds from the sale of securities owned, at fair value	21,455	5,212
Proceeds from held-to-maturity securities maturing or called prior to maturity	31	77

Net cash used in investing activities	(23,070)	(30,453)

Cash flows from financing activities:
Dividends paid	(9,679)	(9,865)
Shares repurchased	(3,394)	(34,506)
Convertible notes issuance costs	—	(4,297)
Proceeds from the issuance of convertible notes	—	150,000
Proceeds from exercise of stock options	—	815

Net cash (used in)/provided by financing activities	(13,073)	102,147

(Decrease)/increase in cash flow due to changes in foreign exchange rate	(3,372)	126

Net (decrease)/increase in cash and cash equivalents	(30,973)	94,210
Cash and cash equivalents—beginning of year	140,709	73,425

Cash and cash equivalents—end of period	$109,736	$167,635

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,724	$5,846

Cash paid for interest	$6,156	$3,719

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
10
).
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

•
WisdomTree Digital Management, Inc.
is a New York based company that has been formed to serve as a
SEC-registered
investment adviser and will provide investment advisory and other management services to blockchain-enabled mutual funds whose
s
hares are secondarily recorded on a blockchain.

•
WisdomTree Digital Movement, Inc
. is a New York based company that has been formed to operate a money services business registered with the Financial Crimes Enforcement Network (“FinCEN”) and is seeking state money transmitter licenses to operate a platform for the purchase, sale and exchange of digital assets, while also providing digital wallet services to facilitate such activity.

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

Immaterial Correction of an Error – Consolidated Statements of Operations
The presentation of the amounts collected on behalf of third parties of $1,828 and $3,402 for the three and six months ended June 30, 2021 have been revised due to an immaterial error correction. These amounts were originally recorded as advisory fee revenue and fund management and administration expense while no such amounts should have been recorded in the Consolidated Statements of Operations. The following table summarizes these revisions, which had no effect on previously reported net income:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating Revenues :
Advisory fees (previously reported)	$75,997	$147,613
Amounts collected on behalf of third parties	(1,828)	(3,402)

Advisory fees (as corrected)	$74,169	$144,211

Total revenues (previously reported)	$77,603	$150,433
Amounts collected on behalf of third parties	(1,828)	(3,402)

Total revenues (as corrected)	$75,775	$147,031

Operating Expenses:
Fund management and administration (previously reported)	$16,195	$31,716
Amounts collected on behalf of third parties	(1,828)	(3,402)

Fund management and administration (as corrected)	$14,367	$28,314

Total operating expenses (previously reported)	$53,918	$108,141
Amounts collected on behalf of third parties	(1,828)	(3,402)

Total operating expenses (as corrected)	$52,090	$104,739

Reclassifications—Consolidated Statements of Cash Flows
Cash flows from purchasing securities owned, at fair value of $29,819 and selling securities owned, at fair value of $5,212 during the six months ended June 30, 2021 that were not acquired specifically for resale or associated with the Company’s business activities have been reclassified from operating activities to investing activities to conform to the current year’s presentation in the Consolidated Statements of Cash Flows.
The following table summarizes these reclassifications for the six months ended June 30, 2021:

Six Months Ended June 30, 2021
Consolidated Statements of Cash Flows :
Cash Flows from Operating Activities
Net cash used in operating activities (previously reported)	$(2,217)
Reclassification of net cash flows from securities purchases and sales	24,607

Net cash provided by operating activities (currently reported)	$22,390

Cash Flows from Investing Activities
Net cash used in investing activities (previously reported)	$(5,846)
Reclassification of purchases of securities owned, at fair value	(29,819)
Reclassification of proceeds from the sale of securities owned, at fair value	5,212

Net cash used in investing activities (currently reported)	$(30,453)

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
Marketing and Advertising
Marketing and advertising costs, including media advertising and production costs, are expensed when incurred.
Depreciation and Amortization

Depreciation and amortization is provided for using the straight-line method over the estimated useful lives of the related assets as follows:

Equipment	3 to 5 years
Internally-developed software	3 years
The assets listed above are recorded at cost less accumulated depreciation and amortization.

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
The Company may rely on a qualitative assessment when performing its intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for all of the Company’s intangible assets is November 30 th
.
Software Development Costs
Software development costs incurred after the preliminary project stage is complete are capitalized if it is probable that the project will be completed and the software will be used as intended. Capitalized costs consist of employee compensation costs and fees paid to third parties who are directly involved in the application development efforts. Capitalized costs are amortized over the estimated useful life of the software on a straight-line basis and are included in depreciation and amortization in the Consolidated Statements of Operations. Once the application development stage is complete, additional costs are expensed as incurred.
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
3. Cash and Cash Equivalents
Of the total cash and cash equivalents of $109,736 and $140,709 at June 30, 2022 and December 31, 2021, respectively, $107,666 and $127,328 were held at two financial institutions. At June 30, 2022 and December 31, 2021, cash equivalents were approximately $2,001 and $11,488, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was $25,450 and $12,320 at June 30, 2022 and December 31, 2021, respectively. These requirements are generally satisfied by cash on hand.

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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and six months ended June 30, 2022 and 2021 there were no transfers between Levels 2 and 3.

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$2,001	$2,001	$—	$—
Securities owned, at fair value
ETFs	13,091	13,091	—	—
Pass-through GSEs	114,004	24,347	89,657	—
Corporate bonds	1,757	—	1,757	—
Investments in Convertible Notes
Securrency, Inc. – convertible note (Note 7 )	5,279	—	—	5,279
Fnality International Limited – convertible note (Note 7 )	6,433	—	—	6,433
Total	$142,565	$39,439	$91,414	$11,712
Non-recurring fair value measurements:
Onramp Invest, Inc. – preferred stock (Note 7 ) (1)	312	—	—	312

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9 )	$242,767	$—	$—	$242,767

(1)	Fair value determined on May 10, 2022 (Note 7).

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$11,488	$11,488	$—	$—
Securities owned, at fair value
ETFs	18,812	18,812	—	—
Pass-through GSEs	106,245	24,720	81,525	—
Corporate bonds	2,109	—	2,109	—

Total	$138,654	$55,020	$83,634	$—

Non-recurring fair value measurements:
Securrency, Inc. – Series A convertible preferred stock (1)	8,488	—	—	8,488

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9 )	$228,062	$—	$—	$228,062

(1)	Fair value of $8,488 and $8,349 determined on June 9, 2021 and March 8, 2021, respectively (Note 7 ).

Recurring Fair Value Measurements—Methodology

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
Fair Value Measurements classified as Level 3
—The following tables presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investments in Convertible Notes (Note 7)
Beginning balance	$6,700	$—	$—	$—
Purchases	5,000	—	11,863	—
Net unrealized gains/(losses) (1)	12	—	(151)	—

Ending balance	$11,712	$—	$11,712	$—

Deferred Consideration (Note 9)
Beginning balance	$245,177	$227,146	$228,062	$230,137
Net realized losses (2)	4,446	4,314	8,896	8,584
Net unrealized (gains)/losses (3)	(2,311)	(497)	14,707	(3,329)
Settlements	(4,545)	(4,257)	(8,898)	(8,686)

Ending balance	$242,767	$226,706	$242,767	$226,706

(1)	Recorded in other losses and gains, net in the Consolidated Statements of Operations.
(2)	Recorded as contractual gold payments expense in the Consolidated Statements of Operations.
(3)	Recorded as gain/(loss) on revaluation of deferred consideration–gold payments in the Consolidated Statements of Operations.
5. Securities Owned
These securities consist of the following:

Securities Owned	June 30, 2022	December 31, 2021
Trading securities	$128,852	$127,166

The Company recognized net trading losses on securities owned that were still held at the reporting dates of $3,596 and $272 during the three months ended June 30, 2022 and 2021, respectively, and $7,912 and $833 during the six months ended June 30, 2022 and 2021, respectively, which were recorded in other losses and gains, net, in the Consolidated Statements of Operations.
6. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	June 30, 2022	December 31, 2021
Debt instruments: Pass-through GSEs (amortized cost)	$277	$308

During the six months ended June 30, 2022 and 2021, the Company received proceeds of $31 and $77, respectively, from held-to-maturity
securities maturing or being called prior to maturity.

The following table summarizes unrealized gains, losses and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	June 30, 2022	December 31, 2021
Cost/amortized cost	$277	$308
Gross unrealized gains	2	13
Gross unrealized losses	(12)	—

Fair value	$267	$321

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	June 30, 2022	December 31, 2021
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	30	—
Due over ten years	247	308

Total	$277	$308

7. Investments
The following table sets forth the Company’s investments:

	June 30, 2022		December 31, 2021
	Carrying Value	Cost	Carrying Value	Cost
Securrency, Inc. – Series A convertible preferred stock	$8,488	$8,112	$8,488	$8,112
Securrency, Inc. – Series B convertible preferred stock	5,500	5,500	5,500	5,500
Securrency, Inc. – convertible note	5,279	5,000	—	—

Subtotal – Securrency, Inc.	$19,267	$18,612	$13,988	$13,612
Fnality International Limited – convertible note	6,433	6,863	—	—
Onramp Invest, Inc. – Series A-4 preferred stock	312	250	250	250

	$26,012	$25,725	$14,238	$13,862

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
The investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three and six months ended June 30, 2022 based upon a qualitative assessment. During the three and six months ended June 30, 2021, the Company recognized a gain of $139 and $376, respectively, on its Series A Shares, which were re-measured
to fair value upon the issuance of Securrency’s Series B Shares. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value is allocated across the capital structure using the Black-Scholes option pricing model.

The table below presents the inputs used in backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

	Inputs
	June 9, 2021	March 8, 2021
Expected volatility	50%	55%
Time to exit (in years)	4.75	5
Securrency – Convertible Note
In April 2022, the Company participated in a convertible note financing, making a $5,000 investment in Securrency. In consideration for its investment, the Company was issued a 7% Convertible Promissory Note maturing on April 21, 2023.
The note is convertible into either Securrency’s common stock or the class of securities convertible into, exchangeable for, or conferring the right to purchase Securrency’s common stock that is issued in the event of a future equity financing at a conversion price equal to a discount of 25
% (or, if applicable, a greater discount offered to other holders of convertible securities in such future equity financing round) to the lowest price paid per equity share issued in the future equity financing round.
The note is redeemable upon the occurrence of a corporate transaction for an amount which is the greater of (i) the principal amount and all accrued interest and (ii) the amount that would be received had the note been converted to common stock immediately prior to the occurrence of the corporate transaction. At maturity, redemption or conversion may occur upon the election by the holders of a majority-in-interest of the aggregate principal amount of outstanding notes. If no such election is made, Securrency may elect to pay or convert the notes in its sole discretion.
The note is accounted for at fair value. Fair value is determined by the Company using the probability-weighted expected return method (“PWERM”), a valuation approach that estimates the value of the note assuming various outcomes. During the three and six months ended June 30, 2022, the Company recognized a gain of
$279 when
re-measuring
the notes to fair value.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy):

June 30, 2022
Conversion of note upon a future equity financing	85%
Redemption of note upon a corporate transaction	10%
Default	5%
Fnality International Limited – Convertible Note
In February 2022, the Company participated in a convertible note financing, making a £5,000 ($6,863) investment in Fnality International Limited (“Fnality”), a company incorporated in England and Wales and focused on creating a peer-to-peer
digital wholesale settlement ecosystem comprised of a consortium of financial institutions, offering real time cross-border payments from a single pool of liquidity. In consideration for its investment, the Company was issued a 5% Convertible Unsecured Loan Note maturing on December 31, 2023.
The note is convertible into equity shares in the event of a future financing round at a conversion price equal to the lower of (i) a discount of 20
% to lowest price paid per equity share issued pursuant to such future financing round and (ii) an amount paid per share subject to a pre-money valuation cap. Mandatory conversion may occur on or after the maturity date or, if earlier, in the event a future financing round has not been completed within a specified time from an initial closing of such financing round (“Long Stop Date”), upon the approval of holders of at least 75% of the outstanding notes. The note is also convertible, at the option of the Company, following the earlier of the maturity date or such Long Stop Date.

The note is redeemable upon the occurrence of a change of control for an amount which is the greater of (i) the principal amount and all accrued interest and (ii) the amount that would be received had the note been converted to equity shares immediately prior to the occurrence of the change of control. Redemption may also occur on or after maturity or prior to maturity upon approval by holders of at lea
st 50% and 75
%, respectively, of the outstanding notes, or in connection with bankruptcy or other liquidation events.
The note is accounted for at fair value. Fair value is determined by the Company using the PWERM and is also remeasured for changes in the British pound and U.S. dollar exchange rate. During the three and six months ended June 30, 2022, the Company recognized a loss of $163 and $430, respectively, when re-measuring
the notes to fair value.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy):

June 30, 2022
Conversion of note upon a future financing roun d	85%
Redemption of note upon a change of control	10%
Default	5%

Onramp Invest, Inc. – Preferred Stock
In June 2021, the Company invested $250

in Onramp Invest, Inc. (“Onramp”), a technology company that provides access to crypto assets for registered investment advisers. In consideration for its investment, the Company was issued a Simple Agreement for Future Equity (“SAFE”), which provided the Company with the right to be issued certain shares of Onramp’s preferred stock in connection with Onramp’s future equity financing for preferred stock, at a 20
%
discount to the price per share issued in connection with such equity financing, subject to a pre-determined
valuation cap. In May 2022, in connection with a Series A financing by Onramp, the Company’s SAFE was converted into shares of Series
A-4
Preferred Stock, representing a small ownership interest in Onramp.
The investment is accounted for under the measurement alternative prescribed in ASU
2016-01,
as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. During the three and six months ended June 30, 2022, the Company recognized a gain of $62
 i
n

connection with the conversion of the SAFE into
Series
A-4
Preferred Stock of Onramp
. There was no impairment recognized during the three and six months ended June 30, 2021 based upon a qualitative assessment.
8. Fixed Assets, net
The following table summarizes fixed assets:

	June 30, 2022	December 31, 2021
Equipment	$947	$784
Less: accumulated depreciation	(306)	(227)

Total	$641	$557

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

The Company determined the present value of the deferred consideration of $242,767 and $228,062 at June 30, 2022 and December 31, 2021 using the following assumptions:

	June 30, 2022	December 31, 2021
Forward-looking gold price (low) – per ounce	$1,812	$1,833
Forward-looking gold price (high) – per ounce	$3,148	$2,705
Forward-looking gold price (weighted average) – per ounce	$2,265	$2,106
Discount rate	9.0%	9.0%
Perpetual growth rate	1.43%	1.0%
The forward-looking gold prices at June 30, 2022 were extrapolated from the last observable CMX exchange price (beyond 2027) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. The perpetual growth rate was determined based upon the increase in observable forward-looking gold prices through 2027. This obligation is classified as Level 3 as the discount rate, the extrapolated forward-looking gold prices and perpetual growth rate are significant unobservable inputs. An increase in spot gold prices, forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.

Current amounts payable were $16,626 and $16,739 and long-term amounts payable were $226,141 and $211,323, respectively, at June 30, 2022 and December 31, 2021, respectively.
During the three and six months ended June 30, 2022 and 2021, the Company recognized the following in respect of deferred consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Contractual gold payments	$4,446	$4,314	$8,896	$8,584
Contractual gold payments – gold ounces paid	2,375	2,375	4,750	4,750
Gain/(loss) on revaluation of deferred consideration – gold payments (1)	$2,311	$497	$(14,707)	$3,329

(1)
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

•
Redemption price:
The Company may redeem for cash all or any portion of the notes, at its option, on or after June 20, 2023 and June 20, 2021 in respect of the 2021 Notes and 2020 Notes, respectively, and on or prior to the 55 th
scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.

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

The following table provides a summary of the carrying value of the Convertible Notes at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	2021 Notes	2020 Notes	Total	2021 Notes	2020 Notes	Total
Principal amount	$150,000	$175,000	$325,000	$150,000	$175,000	$325,000
Plus: Premium	—	250	250	—	250	250

Gross proceeds	150,000	175,250	325,250	$150,000	$175,250	$325,250
Less: Unamortized issuance costs (1)	(3,408)	(1,925)	(5,333)	(3,833)	(2,793)	(6,626)

Carrying amount	$146,592	$173,325	$319,917	146,167	$172,457	$318,624

Effective interest rate (1)	3.83%	5.26%	4.60%	3.83%	5.26%	4.60%

(1)	Includes amortization of the issuance costs and premium.
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
Interest expense on the Convertible Notes was $3,733 and $7,465, respectively, during the three and six months ended June 30, 2022, and $2,567 and $4,863, respectively, during the comparable periods in 2021. Interest payable of $605 and $590 at June 30, 2022 and December 31, 2021 is included in accounts payable and other liabilities in the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $322,311 and $360,571 at June 30, 2022 and December 31, 2021, respectively. The if-converted
value of the 2020 Notes did not exceed the principal amount at June 30, 2022 and was $180,912 at December 31, 2021. The
if-converted
value of the 2021 Notes did not exceed the principal amount at June 30, 2022 and
December 31, 2021.
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
The following is a summary of the Preferred Share balance:

	June 30, 2022	December 31, 2022
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares – carrying value	$132,569	$132,569

Cash dividends declared per share	$0.03	$0.03

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

Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Preferred Shares was $81,970 and $90,741 at June 30, 2022 and December 31, 2021, respectively.
The carrying amount of the Preferred Shares was not adjusted as it was not probable that the Preferred Shares would become redeemable.
12. Leases
The Company has entered into operating leases for its corporate headquarters and office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$243	$643	$332	$1,340
Short-term lease cost	251	259	527	554

Total lease cost	$494	$902	$859	$1,894

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$251	$740	$348	$1,658

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a

Weighted-average remaining lease term (in years) – operating leases	1.8	8.4	1.8	8.4

Weighted-average discount rate – operating leases	6.3%	6.3%	6.3%	6.3%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.
During the three and six months ended June 30, 2021, the Company recognized an impairment charge of $303 resulting from the derecognition of a right-of-use
asset upon exiting its London office in February 2021, as well as costs incurred to restore the office space to its original condition. This loss is included in impairments in the Consolidated Statements of Operations.
The following table discloses future minimum lease payments at June 30, 2022 with respect to the Company’s operating lease liabilities:

Remainder of 2022	$958
2023	1,128
2024	317
2025	—
2026	—
2027 and thereafter	—

Total future minimum lease payments (undiscounted)	$2,403

The following table reconciles the future minimum lease payments (disclosed above) at June 30, 2022 to the operating lease liabilities recognized in the Consolidated Balance Sheets:

Amounts recognized in the Consolidated Balance Sheets
Lease liability – short term	$1,093
Lease liability – long term	941

Subtotal	2,034
Difference between undiscounted and discounted cash flows	369

Total future minimum lease payments (undiscounted)	$2,403

13. Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.
Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP
In December 2020, WMAI, WTMAML, WTUK and WisdomTree Ireland Limited (“WT Ireland”) were served with a writ of summons to appear before the Court of Milan, Italy. In January 2021, WTUK was served with a writ of summons to appear before the Court of Udine, Italy. Investors had filed actions seeking damages resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.
In February 2022, the Court of Udine ruled in the Company’s favor. Also in February 2022, WMAI, WTMAML, WTUK and WT Ireland were served with another writ of summons to appear before the Court of Milan by additional investors seeking damages resulting from the closure of 3OIL.
In March 2022, WMAI and WTUK were served with writs of summons to appear before the Court of Turin and the Court of Milan by additional investors seeking damages. These writs also were served on the intermediary brokers for the respective claimants, with the claimants alleging joint and several liability of WMAI, WTUK and such intermediary brokers.
Total damages sought by all investors are approximately €15,800 ($16,600) at June 30, 2022.
The Company is currently assessing these claims with its external counsel. An accrual has not been made with respect to these matters at June 30, 2022 and December 31, 2021.

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
The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	June 30, 2022	December 31, 2021
Carrying Amount – Assets (Securrency)
Preferred stock – Series A Shares	$8,488	$8,488
Preferred stock – Series B Shares	5,500	5,500
Convertible note	5,279	—

Subtotal – Securrency	$19,267	$13,988
Carrying Amount – Assets (Fnality)
Convertible note	6,433	—
Carrying Amount – Assets (Onramp)
Preferred stock	312	250

Total (Note 7)	$26,012	$14,238

Maximum exposure to loss	$26,012	$14,238

15. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
Advisory fees (1)	$75,586	$74,169	$152,103	$144,211
Other	1,667	1,606	3,518	2,820

Total operating revenues	$77,253	$75,775	$155,621	$147,031

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
United States	$45,807	$44,522	$92,036	$85,221
Jersey (1)	27,811	28,812	56,409	57,228
Ireland	3,635	2,441	7,176	4,582

Total operating revenues	$77,253	$75,775	$155,621	$147,031

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
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

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Receivable from WTT	$14,719	$15,987
Receivable from ManJer Issuers	5,871	6,460
Receivable from WMAI and WTI	3,315	3,181

Total	$23,905	$25,628

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advisory services provided to WTT	$45,670	$44,442	$91,740	$84,978
Advisory services provided to ManJer Issuers (1)	26,282	25,065	53,187	50,536
Advisory services provided to WMAI and WTI	3,634	4,662	7,176	8,697

Total	$75,586	$74,169	$152,103	$144,211

(1)	Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 for additional information.
The Company also has investments in certain WisdomTree ETFs of approximately $12,841 and $18,526 at June 30, 2022 and December 31, 2021, respectively. Net gains and losses related to trading WisdomTree ETFs were ($313) and ($1,119), respectively, during the three and six months ended June 30, 2022, and $167 and ($217), respectively, during the comparable periods in 2021. Such gains and losses are recorded in other losses and gains, net in the Consolidated Statements of Operations.

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

Stock-based compensation expense was $2,432 and $5,368, respectively, during the three and six months ended June 30, 2022, and $2,121 and $5,264, respectively, during the comparable periods in 2021.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2022
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)

Employees and directors	$17,044	1.90
A summary of stock-based compensation award activity (shares) during the three months ended June 30, 2022 is as follows:

	RSAs	RSUs	PRSUs
Balance at April 1, 2022	3,526,697	47,656	668,188
Granted	2,146	—	—
Exercised/vested	(78,125)	—	—
Forfeitures	(51,444)	—	—

Balance at June 30, 2022	3,399,274	47,656	668,188

18. Stockholder Rights Plan
On March 13, 2022, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated March 14, 2022, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”). Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of the Company’s common stock and 1,000 Rights for each outstanding share of the Company’s Series A
Non-Voting
Convertible Preferred Stock to stockholders of record as of the close of business on March 25, 2022 (the “Record Date”). In addition, one Right would automatically attach to each share of common stock and

1,000
Rights would automatically attach to each share of Series A Non-Voting Convertible Preferred Stock, in each case, issued between the Record Date and the earlier of the Distribution Date (as defined in the Rights Agreement) and the expiration date of the Rights. Each Right entitled the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth
of a share (a “Unit”) of Series B Junior Participating Cumulative

Preferred Stock, par value
$
0.01
per share, of the Company at a cash exercise price
of $
27.00
per Unit, subject to adjustment, under certain conditions specified in the Rights Agreement.
On May 25, 2022, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with ETFS Capital, Graham Tuckwell, Lion Point Capital, LP, Lion Point Capital Holdings GP, LLC and Didric Cederholm. Also, on May 25, 2022, in connection with the Cooperation Agreement, the Company and the Rights Agent entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement. Pursuant to the Amendment, effective as of the Close of Business (as defined in the Rights Agreement) on June 2, 2022, the Rights expired and no longer remain outstanding, and the Rights Agreement, as amended by the Amendment, terminated.
19. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings/(loss) per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic Earnings/(Loss) per Share
Net income/(loss)	$8,005	$17,630	$(2,256)	$32,777
Less: Income distributed to participating securities	(548)	(538)	(1,097)	(1,096)
Less: Undistributed income allocable to participating securities	(358)	(1,394)	—	(2,550)

Net income/(loss) available to common stockholders – Basic EPS	$7,099	$15,698	$(3,353)	$29,131
Weighted average common shares (in thousands)	143,046	145,542	142,915	145,652

Basic earnings/(loss) per share	$0.05	$0.11	$(0.02)	$0.20

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Diluted Earnings/(Loss) per Share
Net income/(loss) available to common stockholders	$7,099	$15,698	$(3,353)	$29,131
Add back: Undistributed income allocable to participating securities	358	1,394	—	2,550
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(357)	(1,367)	—	(2,529)

Net income/(loss) available to common stockholders – Diluted EPS	$7,100	$15,725	$(3,353)	$29,152

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	143,046	145,542	142,915	145,652
Dilutive effect of common stock equivalents, excluding participating securities	379	3,272	—	1,352

Weighted average diluted shares, excluding participating securities (in thousands)	143,425	148,814	142,915	147,004

Diluted earnings/(loss) per share	$0.05	$0.11	$(0.02)	$0.20

Diluted earnings/(loss) per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the six months ended June 30, 2022, there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive non-participating
common stock equivalents were 303 and 300, respectively, during the three and six months ended June 30, 2022, and 55 and 130, respectively, during the comparable periods in 2021 (shares herein are reported in thousands).
Potential common shares associated with the conversion option embedded in the Convertible Notes were excluded from the computation for the three and six months ended June 30, 2022 as the Company’s average stock price during those respective periods was lower than the conversion price. Potential common shares associated with the conversion option embedded in the Convertible Notes for the three and six months ended June 30, 2021 were 3,019 and 1,191, respectively (shares herein are reported in thousands).

The following table reconciles weighted average diluted shares as reported in the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022		2021
Reconciliation of Weighted Average Diluted Shares (in thousands)
Weighted average diluted shares as disclosed on the consolidated statements of operations	158,976	164,855	142,915	(1)	163,062
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 11)	(14,750)	(14,750)	—		(14,750)
Potentially dilutive restricted stock awards	(801)	(1,291)	—		(1,308)

Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	143,425	148,814	142,915		147,004

(1)
Excludes 15,486 participating securities and 356 potentially dilutive non-participating
common stock equivalents for the six months ended June 30, 2022 as the Company reported a net loss for the period (shares herein are reported in thousands).

20. Income Taxes
Effective Income Tax Rate – Three and Six Months Ended June 30, 2022
The Company’s effective income tax rate during the three months ended June 30, 2022 of 25.0% resulted in income tax expense of $2,673. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due a valuation allowance on losses recognized on securities owned and non-deductible
executive compensation. These items were partly offset by a
non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings.
The Company’s effective income tax rate
benefit
during the six months ended June 30, 2022 of 86.2% resulted in an income tax benefit of $14,040. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $19,897 reduction in unrecognized tax benefits (including interest and penalties) and a lower tax rate on foreign earnings. These items were partly offset by a non-taxable
loss on revaluation of deferred consideration and an increase in the deferred tax asset valuation allowance on losses recognized on securities owned.

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
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Deferred tax assets:
Capital losses	$16,953	$16,601
Accrued expenses	2,833	4,993
Unrealized losses	2,559	614
NOLs – Foreign	1,677	1,934
Goodwill and intangible assets	1,181	1,276
Interest carryforwards	1,066	437
Stock-based compensation	741	1,359
Foreign currency translation adjustment	405	—
NOLs – U.S.	255	382
Outside basis differences	122	122
Other	357	376

Deferred tax assets	28,149	28,094

	June 30, 2022	December 31, 2021
Deferred tax liabilities:
Fixed assets and prepaid assets	597	257
Unremitted earnings – International subsidiaries	174	118
Foreign currency translation adjustment	—	181

Deferred tax liabilities	771	556

Total deferred tax assets less deferred tax liabilities	27,378	27,538
Less: Valuation allowance	(21,311)	(18,657)

Deferred tax assets, net	$6,067	$8,881

Net Operating and Capital Losses – U.S.
The Company’s tax effected net operating losses (“NOLs”) at June 30, 2022 were $255, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at June 30, 2022 were $16,953. These capital losses expire between the years 2023 and 2027.
Net Operating Losses – International
One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,677 at June 30, 2022.
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

	Total	Unrecognized Tax Benefits	Interest and Penalties

Balance on January 1, 2022	$21,925	$18,218	$3,707
Decrease—Settlements (1)	(13,052)	(11,865)	(1,187)
Decrease—Lapse of statute of limitations (1)	(6,845)	(4,825)	(2,020)
Increases	7	—	7
Foreign currency translation (2)	(583)	(485)	(98)

Balance at March 31, 2022	$1,452	$1,043	$409
Increases	7	—	7
Foreign currency translation (2)	(108)	(78)	(30)

Balance at June 30, 2022	$1,351	$965	$386

(1)
In January 2022, an audit of ManJer’s tax returns (a Jersey-based subsidiary) for the years ended December 31, 2014, 2016, 2017 and 2018 were resolved in favor of ManJer. The settlement, as well as the reduction in unrecognized tax benefits from the lapse of the statute of limitations totaling $19,897 during the three months ended March 31, 2022, was recorded as an income tax benefit with an equal and offsetting amount recorded in other losses and gains, net, to recognize a reduction in the indemnification asset. During the three months ended March 31, 2021, an income tax benefit of $5,171 was recorded along with an equal and offsetting amount in other losses and gains, net.

(2)	The gross unrecognized tax benefits were accrued in British pounds.
The gross unrecognized tax benefits and interest and penalties totaling $1,351 at June 30, 2022 are included in other non-current
liabilities in the Consolidated Balance Sheets. It is reasonably possible that these unrecognized tax benefits will reduce to zero in the next 12 months upon lapsing of the statute of limitations. If recognized, these unrecognized tax benefits would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions and is currently under review by the State of Michigan for the years ended 2017 through 2020. As of June 30, 2022, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2017.
ManJer’s tax returns (a Jersey-based subsidiary) were previously under review for the years ended December 31, 2014, 2016, 2017 and 2018. In January 2022, the audit was resolved in favor of ManJer.
Undistributed Earnings of Foreign Subsidiaries
ASC
740-30,
Income Taxes
, provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $
174
and $
118
at June

,
2022
and December
31
,
2021
, respectively.

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
The Company repurchased 588,694 shares of its common stock under this program during the three and six months ended June 30, 2022, and 4,630,733 and 5,120,496 shares, respectively, during the comparable periods in 2021. The aggregate cost of the shares repurchased during the three and six months ended June
30, 2022 was $
3,394
and the aggregate cost of the shares repurchased during the comparable periods in 2021 was $
31,876
and $
34,506
, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.
As of June 30, 2022, $100,000 remained under this program for future purchases.
22. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2022	$85,856
Changes	—

Balance at June 30, 2022	$85,856

Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the United Kingdom. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets

Item	Gross Asset	Accumulated Amortization	Net Asset

ETFS acquisition	$601,247	$—	$601,247
Software development	724	—	724

Balance at June 30, 2022	$601,971	$—	$601,971

ETFS Acquisition (Indefinite-Lived)
In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes. The Company’s tests these indefinite-lived intangible assets annually for impairment on November 30 th
.
Software Development (Finite-Lived)
Internally-developed software is amortized over a useful life of three years. As of June 30, 2022, the assets were not subject to amortization, as none of the related projects have completed the software development stage.
As of June 30, 2022, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remainder of 2022	$105
2023	241
2024	241
2025	137
2026	—
2027 and thereafter	—

Total expected amortization expense	$724

The weighted-average remaining useful life of the finite-lived intangible assets is 3.0 years.

23. Contingent Payments
AdvisorEngine – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine Inc. The fair value of upfront consideration paid to the Company was $9,592. Consideration also included contingent payments totaling up to $10,408 which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. No value has been ascribed to these contingent payments at June 30, 2022 and December 31, 2021 and no contingent payments were received during the three and six months ended June 30, 2022 and 2021.
Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WisdomTree Asset Management Canada, Inc., the operating entity of the Company’s prior Canadian ETF business, to CI Financial Corp. The Company received
 CDN $3,720 (USD $2,774) in cash at closing and was paid CDN $3,000 (USD $2,360) of additional cash consideration based upon the achievement of certain AUM growth targets as determined during the
18-month
anniversary of the closing date.
The Company may receive additional cash consideration of CDN $0 to $4,000 depending on the achievement of certain AUM growth targets as determined on the
36-month
anniversary of the closing date. No value has been ascribed to these contingent payments at June 30, 2022 and December 31, 2021 and no contingent payments were received during the three and six months ended June 30, 2022 and 2021.
24. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.
Increase in Authorized Shares of Common Stock
On July 15, 2022, stockholders of the Company approved an amendment to Article IV of the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s authorized common stock from 250,000,000 shares to 400,000,000 shares and the corresponding increase in the total number of authorized shares of capital stock the Company may issue from 252,000,000 shares to 402,000,000 shares.
The increase in the Company’s authorized common stock has no impact on shares currently outstanding.
Approval of 2022 Equity Plan
On July 15, 2022, the Company’s stockholders approved the 2022 Equity Plan under which the Company may issue up to 16,000,000 s
hares of common stock (less one share for every share granted under the 2016 Equity Plan since March 31, 2022 and inclusive of shares available under the 2016 Equity Plan as of March 31, 2022) in the form of stock options and other stock-based awards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as amended. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Executive Summary
Introduction
We are an asset management company in the business of offering transparent financial exposures to our clients and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $74.3 billion as of June 30, 2022. More recently, we have been positioning ourselves to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of decentralized finance, or DeFi, to deliver transparency, choice and inclusivity to customers and consumers around the world.
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

Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income, leveraged and inverse, currency, cryptocurrency and alternative strategies. The chart below sets forth the asset mix of our ETPs at June 30, 2021, March 31, 2022 and June 30, 2022:

Market Environment
During the second quarter of 2022, the U.S. and Eurozone markets were under pressure as investors reacted to further interest rate rises and an increased risk of recession. U.S. and European equities fell as focus was on inflation and the continued war in Ukraine. Gold’s steady performance stood in contrast to equities as it gained support due to the high-risk environment brought on by multi-decade highs for inflation.
The S&P 500, MSCI EAFE (local currency), MSCI Emerging Markets Index (U.S. dollar) and gold prices decreased by 16.1%, 7.6%, 11.3%, and 6.4%, respectively, during the quarter. In addition, the European and Japanese equities markets both depreciated with the MSCI EMU Index and MSCI Japan Index decreasing 10.0% and 4.4%, respectively, in local currency terms for the quarter. Also, the U.S. dollar rose 5.8%, 7.4% and 10.6% versus the euro, British pound and the Japanese yen, respectively, the during the quarter.
U.S. Listed ETF Industry Flows
U.S. listed ETF industry net flows for the three months ended June 30, 2022 were $93.5 billion. Fixed income gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows
European listed ETP industry net flows were $16.7 billion for the three months ended June 30, 2022. Equities gathered the majority of those flows.

Source: Morningstar
Our Operating and Financial Results
We operate as an ETP sponsor and asset manager providing investment advisory services globally through our subsidiaries in the United States and Europe.
U.S. Listed ETFs
Our U.S. listed ETFs’ AUM decreased from $48.6 billion at March 31, 2022 to $47.3 billion at June 30, 2022 due to market depreciation, partly offset by net inflows.

European Listed ETPs
Our European listed ETPs’ AUM decreased from $30.8 billion at March 31, 2022 to $27.0 billion at June 30, 2022 due to market depreciation and net outflows.

Consolidated Operating Results
The following table sets forth our revenues and net income/(loss) for the most recent five quarters. Prior period amounts previously disclosed for the three months ended June 30, 2021 have been revised due to an immaterial error correction to conform with our current presentation. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

•
Revenues
– We recorded operating revenues of $77.3 million during the three months ended June 30, 2022, up 2.0% from the three months ended June 30, 2021 due to higher average AUM, partly offset by a lower average advisory fee.

•
Operating Expenses
– Total operating expenses increased 18.0% from the three months ended June 30, 2021 to $61.4 million primarily due to higher incentive compensation and headcount, higher professional fees including $2.0 million incurred in responding to an activist campaign, higher fund management and administration costs and higher sales and business development expenses. These increases were partly offset by lower occupancy expenses, lower depreciation and amortization expenses and lower third-party distribution fees.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, gains on revaluation of deferred consideration–gold payments, impairments and other net losses. For the three months ended June 30, 2022 and 2021, the gains on revaluation of deferred consideration–gold payments were $2.3 million and $0.5 million, respectively. In addition, during the three months ended June 30, 2022 we recognized losses on our securities owned of $4.2 million.

•	Net income – We reported net income of $8.0 million during the three months ended June 30, 2022, compared to net income of $17.6 million during the three months ended June 30, 2021.
Expense Guidance Update for the Year Ending December 31, 2022
Compensation Expense
Our compensation expense for the year ending December 31, 2022 is currently estimated to range from $96.0 million to $99.0 million (previously $92.0 million to $102.0 million). The high-end
of our guidance range has been reduced as we temper our hiring plans in the wake of uncertain market conditions.
Discretionary Spending
Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. We currently estimate our discretionary spending for the year ending December 31, 2022 to range from $51.0 million to $53.0 million (previously $49.0 million to $57.0 million).
Not included in the guidance above are
non-recurring
expenses of $4.5 million incurred during the six months ended June 30, 2022, in response to an activist campaign. We do not anticipate any significant activist campaign expenses during the remainder of this year.

Gross Margin
We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. At current AUM and flow levels, we estimate our gross margin percentage will be 79% (previously 80% to 81%) for the year ending December 31, 2022.
Contractual Gold Payments
We currently estimate our contractual gold payments expense for the year ending December 31, 2022 to be approximately $17.0 million (previously $18.0 million to $19.0 million) taking into consideration current lower gold prices.
Third-Party Distribution Expense
We currently estimate third-party distribution expense to be approximately $8.5 million (previously $9.5 million) as recent market volatility has suppressed AUM growth on our third-party platforms.
Income Tax Expense
We currently estimate that our consolidated normalized effective tax rate will range from 21% to 22% for the year ending December 31, 2022 (unchanged from prior guidance). This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items that may arise that are not currently forecasted. Such items may include, but are not limited to, any revaluation on deferred consideration – gold payments, reductions in unrecognized tax benefits and any stock-based compensation windfalls or shortfalls.
Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2022	2022	2021	2022	2021
GLOBAL ETPs (in millions )
Beginning of period assets	$79,390	$77,456	$69,515	$77,456	$67,383
Inflows/(outflows)	3,852	1,319	931	5,171	2,210
Market appreciation/(depreciation)	(8,941)	615	3,481	(8,326)	4,334
Fund closures	(4)	—	(4)	(4)	(4)

End of period assets	$74,297	$79,390	$73,923	$74,297	$73,923

Average assets during the period	$77,731	$77,794	$73,603	$77,763	$71,581
Average ETP advisory fee during the period	0.39%	0.40%	0.40%	0.39%	0.42%
Revenue days	91	90	91	181	181
Number of ETPs—end of period	346	341	318	346	318
U.S. LISTED ETFs (in millions )
Beginning of period assets	$48,622	$48,210	$42,163	$48,210	$38,517
Inflows/(outflows)	4,278	2,250	1,130	6,528	2,473
Market appreciation/(depreciation)	(5,645)	(1,838)	1,836	(7,483)	4,139
Fund closures	—	—	—	—	—

End of period assets	$47,255	$48,622	$45,129	$47,255	$45,129

Average assets during the period	$48,273	$47,503	$44,183	$47,888	$42,445
Number of ETFs – end of the period	77	77	73	77	73
EUROPEAN LISTED ETPs (in millions )
Beginning of period assets	$30,768	$29,246	$27,352	$29,246	$28,866
Inflows/(outflows)	(426)	(931)	(199)	(1,357)	(263)
Market appreciation/(depreciation)	(3,296)	2,453	1,645	(843)	195
Fund closures	(4)	—	(4)	(4)	(4)

End of period assets	$27,042	$30,768	$28,794	$27,042	$28,794

Average assets during the period	$29,458	$30,291	$29,420	$29,875	$29,137
Number of ETPs—end of period	269	264	245	269	245

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2022	2022	2021	2022	2021
PRODUCT CATEGORIES (in millions )
Commodity & Currency
Beginning of period assets	$26,301	$24,597	$23,656	$24,597	$25,880
Inflows/(outflows)	(475)	(1,053)	(318)	(1,528)	(979)
Market appreciation/(depreciation)	(2,201)	2,757	1,434	556	(129)

End of period assets	$23,625	$26,301	$24,772	$23,625	$24,772

Average assets during the period	$25,765	$25,890	$25,550	$25,828	$25,420
U.S. Equity
Beginning of period assets	$23,738	$23,860	$20,019	$23,860	$18,367
Inflows/(outflows)	306	779	191	1,085	409
Market appreciation/(depreciation)	(2,986)	(901)	1,075	(3,887)	2,509

End of period assets	$21,058	$23,738	$21,285	$21,058	$21,285

Average assets during the period	$22,366	$23,139	$20,982	$22,753	$20,151
International Developed Market Equity
Beginning of period assets	$11,407	$11,876	$9,975	$11,876	$9,406
Inflows/(outflows)	79	97	398	176	415
Market appreciation/(depreciation)	(1,523)	(566)	403	(2,089)	955

End of period assets	$9,963	$11,407	$10,776	$9,963	$10,776

Average assets during the period	$10,687	$11,527	$10,511	$11,107	$10,145
Emerging Market Equity
Beginning of period assets	$9,991	$10,375	$10,477	$10,375	$8,539
Inflows/(outflows)	(223)	189	531	(34)	2,194
Market appreciation/(depreciation)	(1,382)	(573)	511	(1,955)	786

End of period assets	$8,386	$9,991	$11,519	$8,386	$11,519

Average assets during the period	$9,155	$10,116	$11,012	$9,636	$10,444
Fixed Income
Beginning of period assets	$5,417	$4,352	$3,241	$4,352	$3,308
Inflows/(outflows)	4,038	1,242	168	5,280	178
Market appreciation/(depreciation)	(264)	(177)	27	(441)	(50)

End of period assets	$9,191	$5,417	$3,436	$9,191	$3,436

Average assets during the period	$7,425	$4,688	$3,332	$6,057	$3,282
Leveraged & Inverse
Beginning of period assets	$1,856	$1,775	$1,519	$1,775	$1,477
Inflows/(outflows)	90	(2)	(2)	88	(7)
Market appreciation/(depreciation)	(328)	83	174	(245)	221

End of period assets	$1,618	$1,856	$1,691	$1,618	$1,691

Average assets during the period	$1,765	$1,830	$1,664	$1,798	$1,609
Cryptocurrency
Beginning of period assets	$383	$357	$377	$357	$167
Inflows/(outflows)	3	37	8	40	44
Market appreciation/(depreciation)	(235)	(11)	(156)	(246)	18

End of period assets	$151	$383	$229	$151	$229

Average assets during the period	$265	$324	$300	$295	$282
Alternatives
Beginning of period assets	$293	$261	$227	$261	$215
Inflows/(outflows)	34	29	(39)	63	(39)
Market appreciation/(depreciation)	(22)	3	10	(19)	22

End of period assets	$305	$293	$198	$305	$198

Average assets during the period	$299	$275	$231	$287	$227
Closed ETPs
Beginning of period assets	$4	$3	$24	$3	$24
Inflows/(outflows)	—	1	(6)	1	(5)
Market appreciation/(depreciation)	—	—	3	—	2
Fund closures	(4)	—	(4)	(4)	(4)

End of period assets	$—	$4	$17	$—	$17

Average assets during the period	$4	$5	$21	$5	$23
Headcount:	264	253	227	264	227

Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Selected Operating and Financial Information

	Three Months Ended June 30,		Change	Percent Change
AUM (in millions)	2022	2021
Average AUM	$77,731	$73,603	$4,128	5.6%

Operating Revenues (in thousands)
Advisory fees (1)	$75,586	$74,169	$1,417	1.9%
Other income	1,667	1,606	61	3.8%

Total revenues	$77,253	$75,775	$1,478	2.0%

(1)
Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Average AUM
Our average AUM increased 5.6% from $73.6 billion at June 30, 2021 to $77.7 billion at June 30, 2022 due to net inflows, partly offset by market depreciation.
Operating Revenues
Advisory fees
Advisory fee revenues increased 1.9% from $74.2 million during the three months ended June 30, 2021 to $75.6 million in the comparable period in 2022 due to higher average AUM, partly offset by a lower average advisory fee. Our average advisory fee was 0.39% during the three months ended June 30, 2022 and 0.40% during the same period in 2021.
Other income
Other income increased 3.8% from $1.6 million during the three months ended June 30, 2021 to $1.7 million in the comparable period in 2022 primarily due to higher fees associated with our European listed products.
Operating Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2022	2021
Compensation and benefits	$24,565	$20,331	$4,234	20.8%
Fund management and administration (1)	16,076	14,367	1,709	11.9%
Marketing and advertising	3,894	3,594	300	8.3%
Sales and business development	3,131	2,159	972	45.0%
Contractual gold payments	4,446	4,314	132	3.1%
Professional fees	4,308	1,921	2,387	124.3%
Occupancy, communications and equipment	1,049	1,266	(217)	(17.1%)
Depreciation and amortization	53	256	(203)	(79.3%)
Third-party distribution fees	1,818	2,130	(312)	(14.6%)
Other	2,109	1,752	357	20.4%

Total operating expenses	$61,449	$52,090	$9,359	18.0%

	Three Months Ended June 30,
As a Percent of Revenues:	2022	2021
Compensation and benefits	31.7%	26.8%
Fund management and administration (1)	20.7%	19.0%
Marketing and advertising	5.0%	4.8%
Sales and business development	4.1%	2.8%
Contractual gold payments	5.8%	5.7%
Professional fees	5.6%	2.5%
Occupancy, communications and equipment	1.4%	1.7%
Depreciation and amortization	0.1%	0.3%
Third-party distribution fees	2.4%	2.8%
Other	2.7%	2.3%

Total operating expenses	79.5%	68.7%

(1)
Fund management and administration expenses previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Compensation and benefits
Compensation and benefits expense increased 20.8% from $20.3 million during the three months ended June 30, 2021 to $24.6 million in the comparable period in 2022 due to higher incentive compensation and headcount. Headcount was 227 and 264 at June 30, 2021 and 2022, respectively.
Fund management and administration
Fund management and administration expense increased 11.9% from $14.4 million during the three months ended June 30, 2021 to $16.1 million in the comparable period in 2022 due to higher average AUM.
Marketing and advertising
Marketing and advertising expense increased 8.3% from $3.6 million during the three months ended June 30, 2021 to $3.9 million in the comparable period in 2022 primarily due to higher spending on online marketing campaigns.
Sales and business development
Sales and business development expense increased 45.0% from $2.2 million during the three months ended June 30, 2021 to $3.1 million in the comparable period in 2022 primarily due to higher spending on conferences and market data.
Contractual gold payments
Contractual gold payments expense increased 3.1% from $4.3 million during the three months ended June 30, 2021 to $4.4 million in the comparable period in 2022. This expense was associated with the payment of 2,375 ounces of gold and was calculated using the average daily spot price of $1,816 and $1,872 per ounce during the three months ended June 30, 2021 and 2022, respectively.
Professional fees
Professional fees increased 124.3% from $1.9 million during the three months ended June 30, 2021 to $4.3 million in the comparable period in 2022 due to expenses incurred in response to an activist campaign.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 17.1% from $1.3 million during the three months ended June 30, 2021 to $1.0 million in the comparable period in 2022 due to the termination of our New York office lease in September 2021.
Depreciation and amortization
Depreciation and amortization expense decreased 79.3% from $0.3 million during the three months ended June 30, 2021 to $0.1 million in the comparable period in 2022 due to the write-off
of fixed assets related to exiting our New York office in September 2021.

Third-party distribution fees
Third-party distribution fees decreased 14.6% from $2.1 million during the three months ended June 30, 2021 to $1.8 million in the comparable period in 2022 primarily due to lower fees paid to our third-party marketing agent in Latin America, partly offset by new platform relationships in Europe.
Other
Other expenses increased 20.4% from $1.8 million during the three months ended June 30, 2021 to $2.1 million in the comparable period in 2022 due to higher insurance costs and other miscellaneous items.
Other Income/(Expenses)

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2022	2021
Interest expense	$(3,733)	$(2,567)	$(1,166)	45.4%
Gain on revaluation of deferred consideration – gold payments	2,311	497	1,814	365.0%
Interest income	770	225	545	242.2%
Other losses and gains, net	(4,474)	49	(4,523)	n/a

Total other expenses, net	$(5,126)	$(1,796)	$(3,330)	185.4%

	Three Months Ended June 30,
As a Percent of Revenues:	2022	2021
Interest expense	(4.8%)	(3.5%)
Gain on revaluation of deferred consideration – gold payments	3.0%	0.7%
Interest income	1.0%	0.3%
Other losses and gains, net	(5.8%)	0.1%

Total other expenses, net	(6.6%)	(2.4%)

Interest expense
Interest expense increased 45.4% from $2.6 million during the three months ended June 30, 2021 to $3.7 million in the comparable period in 2022 due to a higher level of debt outstanding, partly offset by a lower effective interest rate. Our effective interest rate during the three months ended June 30, 2021 and 2022 was 5.2% and 4.6%, respectively.
Gain on revaluation of deferred consideration
We recognized a gain on revaluation of deferred consideration of $0.5 million and $2.3 million during the three months ended June 30, 2021 and 2022, respectively. The gain in the current quarter was due to lower spot gold prices, partly offset by a steepening of the forward-looking gold curve. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 242.2% from $0.2 million during the three months ended June 30, 2021 to $0.8 million in the comparable period in 2022 due to an increase in securities owned.
Other losses and gains, net
Other losses and gains, net were $0.0 million and ($4.5) million during the three months ended June 30, 2021 and 2022, respectively. During the three months ended June 30, 2022, we recognized losses on our securities owned of $4.2 million. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.
Income taxes
Our effective income tax rate for the three months ended June 30, 2022 of 25.0% resulted in an income tax expense of $2.7 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a valuation allowance on losses recognized on securities owned and non-deductible
compensation. These items were partly offset by a
non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings.

Our effective income tax rate for the three months ended June 30, 2021 of 19.5% resulted in income tax expense of $4.3 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a lower tax rate on foreign earnings.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Selected Operating and Financial Information

	Six Months Ended June 30,		Change	Percent Change
	2022	2021
Global AUM (in millions)
Average global AUM	$77,763	$71,581	$6,182	8.6%

Revenues (in thousands)
Advisory fees (1)	$152,103	$144,211	$7,892	5.5%
Other income	3,518	2,820	698	24.8%

Total revenues	$155,621	$147,031	$8,590	5.8%

(1)
Advisory fees previously reported have been revised due to an immaterial error correction. These revisions had no effect on previously reported net income. See Note 2 to our Consolidated Financial Statements for additional information.

Average Global AUM
Our average global AUM increased 8.6% from $71.6 billion at June 30, 2021 to $77.8 billion at June 30, 2022 due to net inflows, partly offset by market depreciation.
Operating Revenues
Advisory fees
Advisory fee revenues increased 5.5% from $144.2 million during the six months ended June 30, 2021 to $152.1 million in the comparable period in 2022 due to higher average global AUM, partly offset by a lower average advisory fee. Our average global advisory fee was 0.42% and 0.39% during the six months ended June 30, 2021 and June 30, 2022, respectively.
Other income
Other income increased 24.8% from $2.8 million during the six months ended June 30, 2021 to $3.5 million in the comparable period in 2022 primarily due to higher fees associated with our European listed products.
Operating Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2022	2021
Compensation and benefits	$49,352	$42,958	$6,394	14.9%
Fund management and administration	31,570	28,314	3,256	11.5%
Marketing and advertising	7,917	6,600	1,317	20.0%
Sales and business development	5,740	4,304	1,436	33.4%
Contractual gold payments	8,896	8,584	312	3.6%
Professional fees	8,767	3,934	4,833	122.9%
Occupancy, communications and equipment	1,802	2,741	(939)	(34.3%)
Depreciation and amortization	100	508	(408)	(80.3%)
Third-party distribution fees	4,030	3,473	557	16.0%
Other	3,954	3,323	631	19.0%

Total operating expenses	$122,128	$104,739	$17,389	16.6%

	Six Months Ended June 30,
As a Percent of Revenues:	2022	2021
Compensation and benefits	31.7%	29.2%
Fund management and administration	20.3%	19.3%
Marketing and advertising	5.1%	4.4%
Sales and business development	3.7%	2.9%
Contractual gold payments	5.7%	5.8%
Professional fees	5.6%	2.7%
Occupancy, communications and equipment	1.2%	1.9%
Depreciation and amortization	0.1%	0.3%
Third-party distribution fees	2.6%	2.4%
Other	2.5%	2.3%

Total operating expenses	78.5%	71.2%

Compensation and benefits
Compensation and benefits expense increased 14.9% from $43.0 million during the six months ended June 30, 2021 to $49.4 million in the comparable period in 2022 due to higher incentive compensation and headcount.
Fund management and administration
Fund management and administration expense increased 11.5% from $28.3 million during the six months ended June 30, 2021 to $31.6 million in the comparable period in 2022 primarily due to higher average global AUM.
Marketing and advertising
Marketing and advertising expense increased 20.0% from $6.6 million during the six months ended June 30, 2021 to $7.9 million in the comparable period in 2022 due to higher spending on online marketing campaigns.
Sales and business development
Sales and business development expense increased 33.4% from $4.3 million during the six months ended June 30, 2021 to $5.7 million in the comparable period in 2022 primarily due to higher spending on conferences and market data.
Contractual gold payments
Contractual gold payments expense increased 3.6% from $8.6 million during the six months ended June 30, 2021 to $8.9 million in the comparable period in 2022. This expense was associated with the payment of 4,750 ounces of gold and was calculated using the average daily spot price of $1,807 and $1,873 per ounce during the six months ended June 30, 2021 and 2022, respectively.
Professional fees
Professional fees increased 122.9% from $3.9 million during the six months ended June 30, 2021 to $8.8 million in the comparable period in 2022 due to expenses incurred in response to an activist campaign.
Occupancy, communications and equipment
Occupancy, communications and equipment expense decreased 34.3% from $2.7 million during the six months ended June 30, 2021 to $1.8 million in the comparable period in 2022 due to the termination of our New York office lease in September 2021.
Depreciation and amortization
Occupancy, communications and equipment expense decreased 80.3% from $0.5 million during the six months ended June 30, 2021 to $0.1 million in the comparable period in 2022 due to the write-off
of fixed assets related to exiting our New York office in September 2021.
Third-party distribution fees
Third-party distribution fees increased 16.0% from $3.5 million during the six months ended June 30, 2021 to $4.0 million in the comparable period in 2022 due to new platform relationships in Europe.

Other
Other expenses increased 19.0% from $3.3 million during the six months ended June 30, 2021 to $4.0 million in the comparable period in 2022 due to miscellaneous expenses incurred in response to an activist campaign, higher insurance costs and other miscellaneous matters.
Other Income/(Expenses)

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2022	2021
Interest expense	$(7,465)	$(4,863)	$(2,602)	53.5%
(Loss)/gain on revaluation of deferred consideration – gold payments	(14,707)	3,329	(18,036)	n/a
Interest income	1,564	456	1,108	243.0%
Impairments	—	(303)	303	(100.0%)
Other losses, net	(29,181)	(5,844)	(23,337)	399.3%

Total other expenses, net	$(49,789)	$(7,225)	$(42,564)	589.1%

	Six Months Ended June 30,
As a Percent of Revenues:	2022	2021
Interest expense	(4.8%)	(3.3%)
(Loss)/gain on revaluation of deferred consideration – gold payments	(9.5%)	2.3%
Interest income	1.0%	0.3%
Impairments	n/a	(0.2%)
Other losses, net	(18.7%)	(4.0%)

Total other expenses, net	(32.0%)	(4.9%)

Interest expense
Interest expense increased 53.5% from $4.9 million during the six months ended June 30, 2021 to $7.5 million in the comparable period in 2022 due to a higher level of debt outstanding, partly offset by a lower effective interest rate. Our effective interest rate during the six months ended June 30, 2021 and 2022 was 5.2% and 4.6%, respectively.
(Loss)/gain on revaluation of deferred consideration
We recognized a gain on revaluation of deferred consideration of $3.3 million during the six months ended June 30, 2021 as compared to a loss of ($14.7) million during the six months ended June 30, 2022. The loss in the current period was due to an increase in forward-looking gold prices. The gain in the prior period was due to a decline in spot gold prices, partly offset by a steepening of the forward-looking gold curve. The magnitude of any gain or loss is highly correlated to the magnitude of the change in the forward-looking price of gold.
Interest income
Interest income increased 243.0% from $0.5 million during the six months ended June 30, 2021 to $1.6 million in the comparable period in 2022 due to an increase in our securities owned.
Impairments
During the six months ended June 30, 2021, we recognized an impairment charge of $0.3 million upon exiting our London office. There were no impairment charges during the six months ended June 20, 2022.
Other losses, net
Other losses, net were $5.9 million and $29.2 million during the six months ended June 30, 2021 and 2022, respectively. The six months ended June 30, 2022 includes a non-cash
charge of $19.9 million arising from the release of a
tax-related
indemnification asset due to the favorable resolution of certain tax audits as well as the expiration of the statute of limitations (an equal and offsetting benefit has been recognized in income tax expense). We also recognized $9.3 million of losses on our securities owned.

Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations, securities owned and other miscellaneous items.
Income taxes
Our effective income tax rate benefit for the six months ended June 30, 2022 was 86.2% resulting in an income tax benefit of $14.0 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a reduction in unrecognized tax benefits associated with the release of the tax-related
indemnification asset described above and a lower tax rate on foreign earnings. These items were partly offset by a non-taxable
loss on revaluation of deferred consideration and an increase in the deferred tax asset valuation allowance on losses recognized on securities owned.
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
Adjusted Net Income and Diluted Earnings per Share
We disclose adjusted net income and adjusted diluted earnings per share as non-GAAP
financial measurements in order to report our results exclusive of items that are non-recurring
or not core to our operating business. We believe presenting these non-GAAP
financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP
financial measurements exclude the following:
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
Other items:
Unrealized gains and losses recognized on our investments, changes in the deferred tax asset valuation allowance on securities owned, expenses incurred in response to an activist campaign and impairment charges.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Adjusted Net Income and Diluted Earnings per Share:	2022	2021	2022	2021
Net income/(loss), as reported	$8,005	$17,630	$(2,256)	$32,777
Deduct/add back: (Gain)/loss on revaluation of deferred consideration	(2,311)	(497)	14,707	(3,329)
Add back: Increase in deferred tax asset valuation allowance on securities owned	901	—	2,911	—
Add back: Losses on securities owned, net of income taxes	3,165	—	7,058	—
Add back: Expenses incurred in response to an activist campaign, net of income taxes	1,532	—	3,376	—
Add back/deduct: Tax shortfalls/(windfalls) upon vesting and exercise of stock-based compensation awards	20	(233)	(545)	(110)
Deduct/add back: Unrealized (gain)/loss recognized on our investments, net of income taxes	(55)	(105)	69	(284)
Add back: Impairments, net of income taxes (where applicable)	—	—	—	245

Adjusted net income	$11,257	$16,795	$25,320	$29,299
Deduct: Income distributed to participating securities	(548)	(538)	(1,097)	(1,096)
Deduct: Undistributed income allocable to participating securities	(724)	(1,277)	(1,763)	(2,145)

Adjusted net income available to common stockholders	$9,985	$14,980	$22,460	$26,058
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 19 to our Consolidated Financial Statements)	143,425	148,814	143,271	147,004

Adjusted earnings per share – diluted	$0.07	$0.10	$0.16	$0.18

Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2022	December 31, 2021
Balance Sheet Data (in thousands) :
Cash and cash equivalents	$109,736	$140,709
Securities owned, at fair value	128,852	127,166
Accounts receivable	34,061	31,864
Securities held-to-maturity	277	308

Total: Liquid assets	272,926	300,047
Less: Total current liabilities (1)	(68,298)	(83,667)
Less: Regulatory capital requirement – certain international subsidiaries	(25,450)	(12,320)

Total: Available liquidity	$179,178	$204,060

(1)	Excludes convertible notes in the amount of $173,325 scheduled to mature on June 15, 2023, as we are actively exploring refinancing and extension alternatives.

	Six Months Ended June 30,
	2022	2021
Cash Flow Data (in thousands) :
Operating cash flows (1)	$8,542	$22,390
Investing cash flows (1)	(23,070)	(30,453)
Financing cash flows	(13,073)	102,147
Foreign exchange rate effect	(3,372)	126

(Decrease)/increase in cash and cash equivalents	$(30,973)	$94,210

(1)
Cash flows from purchasing securities owned, at fair value of $29,819 and selling securities owned, at fair value of $5,212 during the six months ended June 30, 2021 that were not acquired specifically for resale or associated with the Company’s business activities have been reclassified from operating activities to investing activities to conform to the current year’s presentation in the Consolidated Statements of Cash Flows. See Note 2 for additional information.

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
Cash and cash equivalents decreased $31.0 million during the six months ended June 30, 2022 due to $32.5 million used to purchase securities owned, $11.9 million used to purchase investments, $9.7 million used to pay dividends on our common stock, $3.4 million used to repurchase our common stock, $3.4 million of foreign exchange rate losses and $0.1 million used in other activities. These decreases were partly offset by $21.5 million of proceeds from the sale of securities owned and $8.5 million of net cash provided by operating activities.
Cash and cash equivalents increased $94.2 million during the six months ended June 30, 2021 due to $150.0 million of proceeds received from the issuance of the 2021 Notes, $22.4 million of net cash provided by operating activities, $5.2 million of proceeds from the sale of securities owned, at fair value and $0.9 million provided by other activities. These increases were partly offset by $34.5 million used to repurchase our common stock, $29.8 million used to purchase securities owned, at fair value, $9.9 million used to pay dividends on our common stock, $5.8 million used to purchase investments and $4.3 million used to pay the 2021 Note issuance costs.
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

•
Redemption price
: We may redeem for cash all or any portion of the notes, at our option, on or after June 20, 2023 and June 20, 2021 in respect of the 2021 Notes and 2020 Notes, respectively, and on or prior to the 55 th
scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.

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

•
Seniority and Security
: The 2021 Notes and 2020 Notes rank equal in right of payment, and are our senior unsecured obligations, but are subordinated in right of payment to our obligations to make certain redemption payments (if and when due) in respect of our Series A
Non-Voting
Convertible Preferred Stock (See Note 10 to our Consolidated Financial Statements).

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
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at June 30, 2022 was approximately $25.5 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans.
There were no shares repurchased during the three months ended June 30, 2022. As of June 30, 2022, $100 million remains under this program for future purchases.
Contractual Obligations
Convertible Notes
At June 30, 2022, we had $325.0 million aggregate principal amount of Convertible Notes outstanding, of which $175.0 million are scheduled to mature on June 15, 2023 and $150.0 million are scheduled to mature on June 15, 2026, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

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
Deferred Consideration – Gold Payments
Deferred consideration represents an obligation we assumed in April 2018 in connection with our acquisition of the European exchange-traded commodity, currency and leveraged and inverse business of ETFS Capital Limited. The obligation is for fixed payments to ETFS Capital Limited of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”). The present value of the deferred consideration was $242.8 million at June 30, 2022.
The Contractual Gold Payments are paid from advisory fee income generated by any of our sponsored financial products backed by physical gold with no recourse back to us for any unpaid amounts that exceed advisory fees earned.
See Note 9 to our Consolidated Financial Statements for additional information.
Operating Leases
In keeping with our hybrid remote-first philosophy, employees primarily work remotely on a permanent basis. However, we maintain office space in New York and London, as well as other regional locations, to align with employees choosing to collaborate in person.
Total future minimum lease payments with respect to our office space was $2.4 million at June 30, 2022. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 12 to our Consolidated Financial Statements for additional information.
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

Deferred Consideration – Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. The weighted average forward-looking gold price per ounce, discount rate and perpetual growth rate were $2,265, 9.0% and 1.4%, respectively, at June 30, 2022. Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration–gold payments in our Consolidated Statements of Operations.
During the three months ended June 30, 2022, we reported a gain on deferred consideration–gold payments of $2.3 million. A 1.0% increase in the weighted average forward-looking gold price per ounce would have reduced this reported gain by $1.7 million, a 1 percentage point increase in the discount rate would have increased this reported gain by $25.7 million and a 1 percentage point increase in the perpetual growth rate would have reduced this reported gain by $22.0 million. See Note 9 to our Consolidated Financial Statements for additional information.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, corporate bonds, money market instruments at a commercial bank and other securities which totaled $138.3 million and $131.1 million as of December 31, 2021 and June 30, 2022, respectively. During the six months ended June 30, 2022, we recognized losses on these securities of $9.3 million and any losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We may be subject to reviews, inspections and investigations by the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 13 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €15.8 million ($16.6 million).

ITEM 1A.	RISK FACTORS
In addition to the risk factor and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item1A. “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as amended.
Failure to repay, refinance or extend the maturity of our indebtedness may expose us to material risks.
Our 2020 Notes in the aggregate principal amount of $175.0 million are scheduled to mature on June 15, 2023. We are actively exploring refinancing and extension alternatives. Our ability to repay, refinance or extend the maturity of outstanding amounts under our 2020 Notes will depend on our performance, as well as other general economic factors, including prevailing interest rates, many of which are beyond our control. Any such alternatives may not be available to us on satisfactory terms or at all. Failure to repay, refinance or extend the maturity of outstanding amounts under our 2020 Notes could result in an event of default, which would have a material adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of Unregistered Securities
None.

Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2022 to April 30, 2022	—	$—	—
May 1, 2022 to May 31, 2022	—	$—	—
June 1, 2022 to June 30, 2022	—	$—	—

Total	—	$—	—	$100,000

On February 22, 2022, our board of directors approved an increase of $85.7 million to our share repurchase program to $100 million and extended the term for three years through April 27, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
This disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 5.03 of Form
8-K.
Effective August 1, 2022, our Board of Directors approved an amendment and restatement of our Second Amended and Restated
By-Laws
(as amended and restated, the “Third Amended and Restated
By-Laws,”
which are referred to in this Report as the
“By-laws”).
The
By-laws
were amended to:

•
revise the advance notice of nomination provisions to enhance the informational and procedural requirements for the submission by stockholders of proposals of business and director nominees, including changes to address Rule
14a-19
of the Exchange Act, which takes effect on September 1, 2022 (Article II, Section 2);

•
implement proxy access to allow a stockholder, or group of up to 20 stockholders, owning at least 3% of our outstanding common stock continuously for at least three years, to nominate and include in our proxy materials for an annual meeting of stockholders, director nominees constituting up to the greater of two nominees or 25% of the Board of Directors (Article II, Section 11);

•
provide that the Chair of the Board or the President can call a meeting of the Board of Directors with less than the required time for notice if they determine it is necessary (Article III, Section 3);

•
provide that a majority of the members of the Board of Directors then in office constitutes a quorum, provided that a quorum cannot be less than one third (1/3) of the total number of directors (Article III, Section 4);

•	provide that the Board of Directors may by resolution decide that some or all classes or series of stock will be uncertificated stock (Article VI, Section 1);

•	provide that action by a majority of the Board of Directors is required to amend the By-laws, rather than the majority vote of the directors then in office (Article IX, Section 1); and

•
provide that the federal district courts of the United States be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 and the Exchange Act (Article X).

The
By-laws
also contain conforming, clarifying and updating changes to supplement the foregoing amendments, as well as certain other routine, technical, and non-substantive
updates and revisions.
The foregoing description of the amendments contained in the
By-laws
is qualified in its entirety by reference to the
By-laws,
which are filed as Exhibit 3.5 to this Report.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2022)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2022)

3.4	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.5 (1)	Third Amended and Restated By-Laws

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.7	Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.9	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.10	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.11	WisdomTree Investments, Inc. 2022 Equity Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 25, 2022)

Exhibit No.	Description

31.1 (1)	Rule 13a-14(a) / 15d-14(a) Certification

31.2 (1)	Rule 13a-14(a) / 15d-14(a) Certification

32 (1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (1)	Financial Statements from the Quarterly Report on Form
10-Q
of the Company for the three months ended March 31, 2022, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021; (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2022 and June 30, 2021 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and June 30, 2021 (Unaudited) (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

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
day of August 2022.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer)