Form 10-Q
period 2022-09-30
WisdomTree Investments, Inc.
filed 2022-11-04
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2022, there were 146,518,506 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE INVESTMENTS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree Investments, Inc. and its subsidiaries.

WisdomTree®, WisdomTree Prime™ and Modern Alpha® are trademarks of WisdomTree Investments, Inc. in the United States and in other countries. All other trademarks are the property of their respective owners.

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
for the fiscal year ended December 31, 2021, as amended, and Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
In particular, forward-looking statements in this Report may include statements about:

•	the ultimate duration of the COVID-19 pandemic, or the war in Ukraine, and their short-term and long-term impact on our business and the global economy;

•	anticipated trends, conditions and investor sentiment in the global markets and exchange traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	whether we will experience future growth;

•	our ability to develop new products and services and their success;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully implement our strategy relating to digital assets and blockchain-enabled financial services, including WisdomTree Prime ™ , and achieve its objectives;

•	our ability to successfully operate and expand our business in non-U.S. markets; and

•	the effect of laws and regulations that apply to our business.
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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WisdomTree Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,700	$140,709
Securities owned, at fair value (including $12,387 and $18,526 invested in WisdomTree ETFs at September 30, 2022 and December 31, 2021, respectively)	125,110	127,166
Accounts receivable (including $21,222 and $25,628 due from related parties at September 30, 2022 and December 31, 2021, respectively)	25,306	31,864
Prepaid expenses	6,035	3,952
Other current assets	332	276

Total current assets	289,483	303,967
Fixed assets, net	575	557
Indemnification receivable (Note 19)	1,220	21,925
Securities held-to-maturity	267	308
Deferred tax assets, net	6,947	8,881
Investments (Note 7)	26,339	14,238
Right of use assets—operating leases (Note 12)	1,720	520
Goodwill (Note 21)	85,856	85,856
Intangible assets (Note 21)	603,204	601,247
Other noncurrent assets	766	361

Total assets	$1,016,377	$1,037,860

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Convertible notes—current (Note 10)	$173,760	$—
Fund management and administration payable	21,466	20,661
Compensation and benefits payable	26,455	32,782
Deferred consideration—gold payments (Note 9)	15,162	16,739
Operating lease liabilities (Note 12)	1,186	209
Income taxes payable	2,094	3,979
Accounts payable and other liabilities	13,122	9,297

Total current liabilities	253,245	83,667
Convertible notes—long term (Note 10)	146,805	318,624
Deferred consideration—gold payments (Note 9)	149,595	211,323
Operating lease liabilities (Note 12)	554	328
Other noncurrent liabilities (Note 19)	1,220	21,925

Total liabilities	551,419	635,867
Preferred stock—Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $73,594 and $90,741 at September 30, 2022 and December 31, 2021, respectively) (Note 11)	132,569	132,569

Contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 146,520 and 145,107 at September 30, 2022 and December 31, 2021, respectively	1,465	1,451
Additional paid-in capital	289,284	289,736
Accumulated other comprehensive (loss) income	(5,209)	682
Retained earnings/(accumulated deficit)	46,849	(22,445)

Total stockholders’ equity	332,389	269,424

Total liabilities and stockholders’ equity	$1,016,377	$1,037,860

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Advisory fees	$70,616	$76,400	$222,719	$220,611
Other income	1,798	1,712	5,316	4,532

Total revenues	72,414	78,112	228,035	225,143

Operating Expenses:
Compensation and benefits	23,714	22,027	73,066	64,985
Fund management and administration	16,285	15,181	47,855	43,495
Marketing and advertising	3,145	2,925	11,062	9,525
Sales and business development	2,724	2,935	8,464	7,239
Contractual gold payments (Note 9)	4,105	4,250	13,001	12,834
Professional fees	2,367	1,583	11,134	5,517
Occupancy, communications and equipment	986	1,163	2,788	3,904
Depreciation and amortization	58	185	158	693
Third-party distribution fees	1,833	1,873	5,863	5,346
Other	2,324	1,787	6,278	5,110

Total operating expenses	57,541	53,909	179,669	158,648

Operating income	14,873	24,203	48,366	66,495
Other Income/(Expenses):
Interest expense	(3,734)	(3,729)	(11,199)	(8,592)
Gain on revaluation of deferred consideration—gold payments (Note 9)	77,895	1,737	63,188	5,066
Interest income	811	689	2,375	1,145
Impairments (Notes 8, 12 and 23)	—	(15,853)	—	(16,156)
Other losses, net	(5,289)	(714)	(34,470)	(6,558)

Income before income taxes	84,556	6,333	68,260	41,400
Income tax expense/(benefit)	3,327	500	(10,713)	2,790

Net income	$81,229	$5,833	$78,973	$38,610

Earnings per share—basic	$0.50	$0.04	$0.49	$0.24

Earnings per share—diluted	$0.50	$0.04	$0.49	$0.24

Weighted-average common shares—basic	143,120	142,070	142,984	144,445

Weighted-average common shares—diluted	158,953	159,213	158,741	161,706

Cash dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$81,229	$5,833	$78,973	$38,610
Other comprehensive loss
Foreign currency translation adjustment, net of income taxes	(3,684)	(302)	(5,891)	(249)

Other comprehensive loss	(3,684)	(302)	(5,891)	(249)

Comprehensive income	$77,545	$5,531	$73,082	$38,361

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit)/Retained Earnings	Total
	Shares Issued	Par Value
Balance—July 1, 2022	146,511	$1,465	$286,854	$(1,525)	$(29,538)	$257,256
Restricted stock issued and vesting of restricted stock units, net	13	—	—	—	—	—
Shares repurchased	(4)	—	(24)	—	—	(24)
Stock-based compensation	—	—	2,454	—	—	2,454
Other comprehensive loss	—	—	—	(3,684)	—	(3,684)
Dividends	—	—	—	—	(4,842)	(4,842)
Net income	—	—	—	—	81,229	81,229

Balance—September 30, 2022	146,520	$1,465	$289,284	$(5,209)	$46,849	$332,389

	For the Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—July 1, 2021	145,114	$1,451	$285,002	$1,155	$(29,871)	$257,737
Restricted stock issued and vesting of restricted stock units, net	36	—	—	—	—	—
Stock-based compensation	—	—	2,397	—	—	2,397
Other comprehensive loss	—	—	—	(302)	—	(302)
Dividends	—	—	—	—	(4,797)	(4,797)
Net income	—	—	—	—	5,833	5,833

Balance—September 30, 2021	145,150	$1,451	$287,399	$853	$(28,835)	$260,868

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(In Thousands)
(Unaudited)

	For the Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit)/Retained Earnings	Total
	Shares Issued	Par Value
Balance—January 1, 2022	145,107	$1,451	$289,736	$682	$(22,445)	$269,424
Restricted stock issued and vesting of restricted stock units, net	2,006	20	(20)	—	—	—
Shares repurchased	(593)	(6)	(3,412)	—	—	(3,418)
Stock-based compensation	—	—	7,822	—	—	7,822
Other comprehensive loss	—	—	—	(5,891)	—	(5,891)
Dividends	—	—	(4,842)	—	(9,679)	(14,521)
Net income	—	—	—	—	78,973	78,973

Balance—September 30, 2022	146,520	$1,465	$289,284	$(5,209)	$46,849	$332,389

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—January 1, 2021	148,716	$1,487	$317,075	$1,102	$(53,399)	$266,265
Reclassification of equity component related to convertible notes, net deferred taxes of $1,022, upon the implementation of Accounting Standards Update 2020-06 (Note 10)	—	—	(3,682)	—	616	(3,066)

Balance—January 1, 2021 (as adjusted)	148,716	$1,487	$313,393	$1,102	$(52,783)	$263,199
Restricted stock issued and vesting of restricted stock units, net	1,412	13	(13)	—	—	—
Shares repurchased	(5,121)	(51)	(34,455)	—	—	(34,506)
Exercise of stock options, net	143	2	813	—	—	815
Stock-based compensation	—	—	7,661	—	—	7,661
Other comprehensive loss	—	—	—	(249)	—	(249)
Dividends	—	—	—	—	(14,662)	(14,662)
Net income	—	—	—	—	38,610	38,610

Balance—September 30, 2021	145,150	$1,451	$287,399	$853	$(28,835)	$260,868

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree Investments, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$78,973	$38,610
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on revaluation of deferred consideration—gold payments	(63,188)	(5,066)
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(44,886)	(57,617)
Losses on securities owned, at fair value	15,633	2,099
Contractual gold payments	13,001	12,834
Stock-based compensation	7,822	7,661
Deferred income taxes	2,233	1,515
Amortization of issuance costs—convertible notes	1,941	1,542
Amortization of right of use asset	648	1,860
Depreciation and amortization	158	693
Impairments	—	16,156
Gain on sale—Canadian ETF business, including remeasurement of contingent consideration	—	(787)
Other	(223)	(369)
Changes in operating assets and liabilities:
Accounts receivable	4,076	(1,273)
Prepaid expenses	(2,356)	(1,888)
Gold and other precious metals	33,598	44,006
Other assets	(503)	(315)
Intangibles—software development	(1,958)	—
Fund management and administration payable	1,369	2,868
Compensation and benefits payable	(4,990)	1,756
Income taxes payable	(1,822)	(1,050)
Operating lease liabilities	(644)	(15,462)
Accounts payable and other liabilities	4,231	2,336

Net cash provided by operating activities	43,113	50,109

Cash flows from investing activities:
Purchase of securities owned, at fair value	(41,240)	(97,570)
Purchase of investments	(11,863)	(5,750)
Purchase of fixed assets	(211)	(237)
Proceeds from the sale of securities owned, at fair value	27,650	10,976
Proceeds from held-to-maturity securities maturing or called prior to maturity	38	114

Net cash used in investing activities	(25,626)	(92,467)

Cash flows from financing activities:
Dividends paid	(14,521)	(14,662)
Shares repurchased	(3,418)	(34,506)
Convertible notes issuance costs	—	(4,297)
Proceeds from the issuance of convertible notes	—	150,000
Proceeds from exercise of stock options	—	815

Net cash (used in)/provided by financing activities	(17,939)	97,350

Decrease in cash flow due to changes in foreign exchange rate	(7,557)	(493)

Net (decrease)/increase in cash and cash equivalents	(8,009)	54,499
Cash and cash equivalents—beginning of year	140,709	73,425

Cash and cash equivalents—end of period	$132,700	$127,924

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,769	$7,332

Cash paid for interest	$6,156	$3,719

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

•
WisdomTree Digital Management, Inc.
is a New York based company that has been formed to serve as a
SEC-registered
investment adviser and will provide investment advisory and other management services to blockchain-enabled mutual funds whose shares are secondarily recorded on a blockchain.

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
Foreign Currency Translation
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The impact of the foreign currency translation adjustment is included in the Consolidated Statements of Comprehensive Income as a component of other comprehensive loss.
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
(“AFS”). These securities are recorded on their trade date and are measured at fair value. All equity securities that have readily determinable fair values are classified by the Company as trading. Debt securities are classified based primarily on the Company’s intent to hold or sell the security. Changes in the fair value of debt securities classified as trading and AFS are reported in other income/(expenses) and other comprehensive income, respectively, in the period the change occurs. Debt securities classified as AFS are assessed for impairment on a quarterly basis and an estimate for credit loss is provided when the fair value of the AFS debt security is below its amortized cost basis. Credit-related impairments are recognized in earnings with a corresponding adjustment to the security’s amortized cost basis if the Company intends to sell the impaired AFS debt security or it is more likely than not the Company will be required to sell the security before recovering its amortized cost basis. Other credit-related impairments are recognized as an allowance with a corresponding adjustment to earnings. Impairments resulting from noncredit-related factors are recognized in other comprehensive income. Amounts recorded in other comprehensive income are reclassified into earnings upon sale of the AFS debt security using the specific identification method.
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

Investments in debt instruments are accounted for at fair value, with changes in fair value reported in other income/(expenses).
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
Deferred Consideration—Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate (Note 9). Changes in the fair value of this obligation are reported as gain on revaluation of deferred consideration—gold payments in the Consolidated Statements of Operations.

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
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The Series A non-voting
convertible preferred stock (Note 11) and unvested share-based payment awards that contain non-forfeitable
rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class
method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).
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
3. Cash and Cash Equivalents
Of the total cash and cash equivalents of $132,700 and $140,709 at September 30, 2022 and December 31, 2021, respectively, $132,348 and $127,328 were held at two financial institutions. At September 30, 2022 and December 31, 2021, cash equivalents were approximately $284 and $11,488, respectively.
Certain of the Company’s international subsidiaries are required to maintain a minimum level of regulatory capital, which was $23,144 and $12,320 at September 30, 2022 and December 31, 2021, respectively. These requirements are generally satisfied by cash on hand.

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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and nine months ended September 30, 2022 and 2021 there were no transfers between Levels 2 and 3.

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$284	$284	$—	$—
Securities owned, at fair value
ETFs	12,621	12,621	—	—
U.S. treasuries	8,437	8,437	—	—
Pass-through GSEs	102,248	23,694	78,554	—
Corporate bonds	1,804	—	1,804	—
Investments in Convertible Notes
Securrency, Inc.—convertible note (Note 7)	5,844	—	—	5,844
Fnality International Limited—convertible note (Note 7)	6,195	—	—	6,195

Total	$137,433	$45,036	$80,358	$12,039

Non-recurring fair value measurements:
Onramp Invest, Inc.—preferred stock (Note 7) (1)	$312	$—	$—	$312

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$164,757	$—	$—	$164,757

(1)
Fair value determined on May 10, 2022 (Note 7).

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:

Recurring fair value measurements:
Cash equivalents	$11,488	$11,488	$—	$—
Securities owned, at fair value
ETFs	18,812	18,812	—	—
Pass-through GSEs	106,245	24,720	81,525	—
Corporate bonds	2,109	—	2,109	—

Total	$138,654	$55,020	$83,634	$—

Non-recurring fair value measurements:
Securrency, Inc.—Series A convertible preferred stock (1)	$8,488	$—	$—	$8,488

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$228,062	$—	$—	$228,062

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
Securities Owned (Note
5
)
– Securities owned are investments in ETFs, pass-through GSEs, U.S. treasuries and corporate bonds. ETFs and U.S. treasuries are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs and corporate bonds include consideration given to collateral characteristics and market assumptions related to yields, credit risk and timing of prepayments and are therefore generally classified as Level 2. Pass-through GSE positions invested in through a fund structure with a quoted market price on an exchange are generally classified as Level 1.
Fair Value Measurements classified as Level 3
– The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investments in Convertible Notes (Note 7)
Beginning balance	$11,712	$—	$—	$—
Purchases	—	—	11,863	—
Net unrealized gains (1)	327	—	176	—

Ending balance	$12,039	$—	$12,039	$—

Deferred Consideration (Note 9)
Beginning balance	$242,767	$226,706	$228,062	$230,137
Net realized losses (2)	4,105	4,250	13,001	12,834
Net unrealized gains (3)	(77,895)	(1,737)	(63,188)	(5,066)
Settlements	(4,220)	(4,266)	(13,118)	(12,952)

Ending balance	$164,757	$224,953	$164,757	$224,953

(1)	Recorded in other losses, net in the Consolidated Statements of Operations.
(2)	Recorded as contractual gold payments expense in the Consolidated Statements of Operations.
(3)	Recorded as gain on revaluation of deferred consideration—gold payments in the Consolidated Statements of Operations

5.  Securities Owned
These securities consist of the following:

Securities Owned	September 30, 2022	December 31, 2021
Trading securities	$125,110	$127,166

The Company recognized net trading losses on securities owned that were still held at the reporting dates of $6,010 and $1,323 during the three months ended September 30, 2022 and 2021, respectively, and $13,922 and $2,156 during the nine months ended September 30, 2022 and 2021, respectively, which were recorded in other losses, net, in the Consolidated Statements of Operations.
6. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	September 30, 2022	December 31, 2021
Debt instruments: Pass-through GSEs (amortized cost)	$267	$308

During the nine months ended September 30, 2022 and 2021, the Company received proceeds of $38 and $114, respectively, from held-to-maturity
securities maturing or being called prior to maturity.
The following table summarizes unrealized gains, losses and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	September 30, 2022	December 31, 2021
Cost/amortized cost	$267	$308
Gross unrealized gains	—	13
Gross unrealized losses	(23)	—

Fair value	$244	$321

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	September 30, 2022	December 31, 2021
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	29	—
Due over ten years	238	308

Total	$267	$308

7. Investments
The following table sets forth the Company’s investments:

	September 30, 2022		December 31, 2021
	Carrying Value	Cost	Carrying Value	Cost
Securrency, Inc.—Series A convertible preferred stock	$8,488	$8,112	$8,488	$8,112
Securrency, Inc.—Series B convertible preferred stock	5,500	5,500	5,500	5,500
Securrency, Inc.—convertible note	5,844	5,000	—	—

Subtotal—Securrency, Inc.	$19,832	$18,612	$13,988	$13,612
Fnality International Limited—convertible note	6,195	6,863	—	—
Onramp Invest, Inc.—Series A-4 preferred stock	312	250	250	250

	$26,339	$25,725	$14,238	$13,862

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
These investments are accounted for under the measurement alternative prescribed in ASC 321, as they do not have a readily determinable fair values and are not considered to be in-substance
common stock. The investments are assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 based upon a qualitative assessment.
During the nine months ended September 30, 2021, the Company recognized a gain of $376 on its Series A Shares, which were re-measured
to fair value upon the issuance of Securrency’s Series B Shares. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value is allocated across the capital structure using the Black-Scholes option pricing model.
The table below presents the inputs used in the backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

	Inputs
	June 9, 2021	March 8, 2021
Expected volatility	50%	55%
Time to exit (in years)	4.75	5.00
Securrency – Convertible Note
In April 2022, the Company participated in a convertible note financing, making a $5,000 investment in Securrency. In consideration for its investment, the Company was issued a 7% Convertible Promissory Note maturing on April 21, 2023.
The note is convertible into either Securrency’s common stock or the class of securities convertible into, exchangeable for, or conferring the right to purchase Securrency’s common stock that is issued in the event of a future equity financing at a conversion price equal to a discount of 25% (or, if applicable, a greater discount offered to other holders of convertible securities in such future equity financing round) to the lowest price paid per equity share issued in the future equity financing round.
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
The note is accounted for at fair value. Fair value is determined by the Company using the probability-weighted expected return method (“PWERM”), a valuation approach that estimates the value of the note assuming various outcomes. During the three and nine months ended September 30, 2022, the Company recognized a gain of $565 and $844, respectively, when re-measuring
the notes to fair value.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

September 30, 2022
Conversion of note upon a future equity financing	85%
Redemption of note upon a corporate transaction	10%
Default	5%
Time to potential outcome (in years)	0.25

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
The note is convertible into equity shares in the event of a future financing round at a conversion price equal to the lower of (i) a discount of 20% to lowest price paid per equity share issued pursuant to such future financing round and (ii) an amount paid per share subject to a pre-money
valuation cap. Mandatory conversion may occur on or after the maturity date or, if earlier, in the event a future financing round has not been completed within a specified time from an initial closing of such financing round (“Long Stop Date”), upon the approval of holders of at least 75% of the outstanding notes. The note is also convertible, at the option of the Company, following the earlier of the maturity date or such Long Stop Date.
The note is redeemable upon the occurrence of a change of control for an amount which is the greater of (i) the principal amount and all accrued interest and (ii) the amount that would be received had the note been converted to equity shares immediately prior to the occurrence of the change of control. Redemption may also occur on or after maturity or prior to maturity upon approval by holders of at least 50% and 75%, respectively, of the outstanding notes, or in connection with bankruptcy or other liquidation events.
The note is accounted for at fair value. Fair value is determined by the Company using the PWERM and is also remeasured for changes in the British pound and U.S. dollar exchange rate. During the three and nine months ended September 30, 2022, the Company recognized a loss of $238 and $668, respectively, when re-measuring
the notes to fair value.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

September 30, 2022
Conversion of note upon a future financing round	85%
Redemption of note upon a change of control	10%
Default	5%
Time to potential outcome (in years)	0.25
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
The investment is accounted for under the measurement alternative prescribed in ASU
2016-01,
as it does not have a readily determinable fair value and is not considered to be in-substance
common stock. The investment is assessed for impairment and similar observable transactions on a quarterly basis. During the three and nine months ended September 30, 2022, the Company recognized a gain of $0 and $62, respectively, in connection with the conversion of the SAFE into Series
A-4
Preferred Stock of Onramp. There was no impairment recognized during the three and nine months ended September 30, 2021 based upon a qualitative assessment.
8. Fixed Assets, net
The following table summarizes fixed assets:

	September 30, 2022	December 31, 2021
Equipment	$919	$784
Less: accumulated depreciation	(344)	(227)

Total	$575	$557

During the three and nine months ended September 30, 2021, the Company recognized an impairment charge of $6,576, representing the write-off
of leasehold improvements and fixed assets in connection with the termination of the lease for its principal executive office at 245 Park Avenue, New York, New York. See Notes 12 and 23 for additional information.

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
The Company determined the present value of the deferred consideration of $164,757 and $228,062 at September 30, 2022 and December 31, 2021 using the following assumptions:

	September 30, 2022	December 31, 2021
Forward-looking gold price (low)—per ounce	$1,665	$1,833
Forward-looking gold price (high)—per ounce	$3,027	$2,705
Forward-looking gold price (weighted average)—per ounce	$2,037	$2,106
Discount rate	12.25%	9.0%
Perpetual growth rate	1.54%	1.0%
The forward-looking gold prices at September 30, 2022 were extrapolated from the last observable CMX exchange price (beyond 2028) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. The perpetual growth rate was determined based upon the increase in observable forward-looking gold prices through 2027. This obligation is classified as Level 3 as the discount rate, the extrapolated forward-looking gold prices and perpetual growth rate are significant unobservable inputs. An increase in spot gold prices, forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $15,162 and $16,739 and long-term amounts payable were $149,595 and $211,323, respectively, at September 30, 2022 and December 31, 2021, respectively.
During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following in respect of deferred consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual gold payments	$4,105	$4,250	$13,001	$12,834
Contractual gold payments—gold ounces paid	2,375	2,375	7,125	7,125
Gain on revaluation of deferred consideration—gold payments (1)	$77,895	$1,737	$63,188	$5,066

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

The following table provides a summary of the carrying value of the Convertible Notes at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	2021 Notes	2020 Notes	Total	2021 Notes	2020 Notes	Total
Principal amount	$150,000	$175,000	$325,000	$150,000	$175,000	$325,000
Plus: Premium	—	250	250	—	250	250

Gross proceeds	$150,000	$175,250	$325,250	$150,000	$175,250	$325,250
Less: Unamortized issuance costs (1)	(3,195)	(1,490)	(4,685)	(3,833)	(2,793)	(6,626)

Carrying amount	$146,805	$173,760	$320,565	$146,167	$172,457	$318,624

Effective interest rate (1)	3.83%	5.26%	4.60%	3.83%	5.26%	4.60%

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
Interest expense on the Convertible Notes was $3,734 and $11,199, respectively, during the three and nine months ended September 30, 2022, and $3,729 and $8,592, respectively, during the comparable periods in 2021. Interest payable of $3,691 and $590 at September 30, 2022 and December 31, 2021 is included in accounts payable and other liabilities in the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $310,890 and $360,571 at September 30, 2022 and December 31, 2021, respectively. The if-converted
value of the 2020 Notes did not exceed the principal amount at September 30, 2022 and was $180,912 at December 31, 2021. The
if-converted
value of the 2021 Notes did not exceed the principal amount at September 30, 2022 and December 31, 2021.
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
The following is a summary of the Preferred Share balance:

	September 30, 2022	December 31, 2021

Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Preferred Shares—carrying value	$132,569	$132,569

Cash dividends declared per share	$0.03	$0.03

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

Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Preferred Shares was $73,594 and $90,741 at September 30, 2022 and December 31, 2021, respectively.
The carrying amount of the Preferred Shares was not adjusted as it was not probable that the Preferred Shares would become redeemable.
12. Leases
The Company has entered into operating leases for its corporate headquarters and office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$316	$520	$648	$1,860
Short-term lease cost	296	242	856	797

Total lease cost	$612	$762	$1,504	$2,657

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$296	$13,804	$644	$15,462

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a

Weighted-average remaining lease term (in years)—operating leases	1.5	1.8	1.5	1.8

Weighted-average discount rate—operating leases	6.3%	4.4%	6.3%	4.4%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.
During the three and nine months ended September 30, 2021, the Company recognized an impairment charge of $9,277 and $9,580, respectively, resulting from the derecognition of right-of-use
assets upon exiting its New York and London offices in September 2021 and February 2021, respectively, as well as costs incurred to restore the office spaces to their original condition. These losses are included in impairments in the Company’s Consolidated Statements of Operations (Note 23).
The following table discloses future minimum lease payments at September 30, 2022 with respect to the Company’s operating lease liabilities:

Remainder of 2022	$317
2023	1,110
2024	397
2025	—
2026	—
2027 and thereafter	—

Total future minimum lease payments (undiscounted)	$1,824

The following table reconciles the future minimum lease payments (disclosed above) at September 30, 2022 to the operating lease liabilities recognized in the Consolidated Balance Sheets:

Amounts recognized in the Consolidated Balance Sheets
Lease liability—short term	$1,186
Lease liability—long term	554

Subtotal	1,740
Difference between undiscounted and discounted cash flows	84

Total future minimum lease payments (undiscounted)	$1,824

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
Total damages sought by all investors are approximately €15,800 ($15,378) at September 30, 2022.
The Company is currently assessing these claims with its external counsel. An accrual has not been made with respect to these matters at September 30, 2022 and December 31, 2021.
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

The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	September 30, 2022	December 31, 2021
Carrying Amount — Assets (Securrency)
Preferred stock—Series A Shares	$8,488	$8,488
Preferred stock—Series B Shares	5,500	5,500
Convertible note	5,844	—

Subtotal—Securrency	$19,832	$13,988
Carrying Amount — Assets (Fnality)
Convertible note	6,195	—
Carrying Amount — Assets (Onramp)
Preferred stock	312	250

Total (Note 7)	$26,339	$14,238

Maximum exposure to loss	$26,339	$14,238

15. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
Advisory fees	$70,616	$76,400	$222,719	$220,611
Other	1,798	1,712	5,316	4,532

Total operating revenues	$72,414	$78,112	$228,035	$225,143

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
Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
United States	$45,263	$46,523	$137,299	$131,744
Jersey	23,702	28,724	80,111	85,953
Ireland	3,449	2,865	10,625	7,446

Total operating revenues	$72,414	$78,112	$228,035	$225,143

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
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Receivable from WTT	$14,618	$15,987
Receivable from ManJer Issuers	4,624	6,460
Receivable from WMAI and WTI	1,980	3,181

Total	$21,222	$25,628

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advisory services provided to WTT	$45,112	$46,386	$136,852	$131,364
Advisory services provided to ManJer Issuers	22,055	24,759	75,242	75,296
Advisory services provided to WMAI and WTI	3,449	5,255	10,625	13,951

Total	$70,616	$76,400	$222,719	$220,611

The Company also has investments in certain WisdomTree ETFs of approximately $12,387 and $18,526 at September 30, 2022 and December 31, 2021, respectively. Net gain and (losses) related to trading WisdomTree ETFs were ($489) and ($1,608), respectively, during the three and nine months ended September 30, 2022, and ($92) and $75, respectively, during the comparable periods in 2021. Such gains and losses are recorded in other losses, net in the Consolidated Statements of Operations.
17. Stock-Based Awards
On July 15, 2022, the Company’s stockholders approved the 2022 Equity Plan under which the Company may issue up to 16,000,000 shares of common stock (less one share for every share granted under the 2016 Equity Plan since March 31, 2022 and inclusive of shares available under the 2016 Equity Plan as of March 31, 2022) in the form of stock options and other stock-based awards.
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

Stock-based compensation expense was $2,454 and $7,822, respectively, during the three and nine months ended September 30, 2022, and $2,397 and $7,661, respectively, during the comparable periods in 2021.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2022
	Unrecognized Stock- Based Compensation	Average Remaining Vesting Period (Years)
Employees and directors	$15,109	1.63
A summary of stock-based compensation award activity (shares) during the three months ended September 30, 2022 is as follows:

	RSAs	RSUs	PRSUs
Balance at July 1, 2022	3,399,274	47,656	668,188
Granted	82,458	95,687	—
Exercised/vested	(19,210)	—	—
Forfeitures	(69,272)	(1,380)	—

Balance at September 30, 2022	3,393,250	141,963	668,188

18. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings per Share	2022	2021	2022	2021
Net income	$81,229	$5,833	$78,973	$38,610
Less: Income distributed to participating securities	(546)	(538)	(1,644)	(1,634)
Less: Undistributed income allocable to participating securities	(8,583)	(115)	(7,268)	(2,666)

Net income available to common stockholders—Basic EPS	$72,100	$5,180	$70,061	$34,310

Weighted average common shares (in thousands)	143,120	142,070	142,984	144,445

Basic earnings per share	$0.50	$0.04	$0.49	$0.24

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted Earnings per Share	2022	2021	2022	2021
Net income available to common stockholders	$72,100	$5,180	$70,061	$34,310
Add back: Undistributed income allocable to participating securities	8,583	115	7,268	2,666
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(8,568)	(115)	(7,257)	(2,647)

Net income available to common stockholders—Diluted EPS	$72,115	$5,180	$70,072	$34,329

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	143,120	142,070	142,984	144,445
Dilutive effect of common stock equivalents, excluding participating securities	287	1,072	261	1,159

Weighted average diluted shares, excluding participating securities (in thousands)	143,407	143,142	143,245	145,604

Diluted earnings per share	$0.50	$0.04	$0.49	$0.24

Diluted earnings per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. Total antidilutive non-participating
common stock equivalents were 483 and 410, respectively, during the three and nine months ended September 30, 2022, and 48 and 130, respectively, during the comparable periods in 2021 (shares herein are reported in thousands).
Potential common shares associated with the conversion option embedded in the Convertible Notes were excluded from the computation for the three and nine months ended September 30, 2022 as the Company’s average stock price during those respective periods was lower than the conversion price. Potential common shares associated with the conversion option embedded in the Convertible Notes for the three and nine months ended September 30, 2021 were 1,042 and 1,140, respectively (shares herein are reported in thousands).
The following table reconciles weighted average diluted shares as reported in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2022	2021	2022	2021
Weighted average diluted shares as disclosed on the consolidated statements of operations	158,953	159,213	158,741	161,706
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 11)	(14,750)	(14,750)	(14,750)	(14,750)
Potentially dilutive restricted stock awards	(796)	(1,321)	(746)	(1,352)

Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	143,407	143,142	143,245	145,604

19. Income Taxes
Effective Income Tax Rate – Three and nine months ended September 30, 2022
The Company’s effective income tax rate during the three months ended September 30, 2022 of 3.9% resulted in income tax expense of $3,327. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due a non-taxable
gain on revaluation of deferred consideration. This was partly offset an increase in the deferred tax asset valuation allowance on losses recognized on securities owned.
The Company’s effective income tax rate during the nine months ended September 30, 2022 of negative 15.7% resulted in an income tax benefit of $10,713. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $19,897 reduction in unrecognized tax benefits (including interest and penalties), a non-taxable
gain on revaluation of deferred consideration and a lower tax rate on foreign earnings. These items were partly offset by an increase in the deferred tax asset valuation allowance on losses recognized on securities owned.

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
executive compensation.
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Deferred tax assets:
Capital losses	$17,033	$16,601
Accrued expenses	4,228	4,993
Unrealized losses	3,938	614
NOLs—Foreign	1,607	1,934
Goodwill and intangible assets	1,133	1,276
Stock-based compensation	1,107	1,359
Interest carryforwards	321	437
NOLs—U.S.	255	382
Foreign currency translation adjustment	169	—
Outside basis differences	122	122
Other	354	376

Deferred tax assets	30,267	28,094

Deferred tax liabilities:
Fixed assets and prepaid assets	422	257
Unremitted earnings—International subsidiaries	198	118
Foreign currency translation adjustment	—	181

Deferred tax liabilities	620	556

Total deferred tax assets less deferred tax liabilities	29,647	27,538
Less: Valuation allowance	(22,700)	(18,657)

Deferred tax assets, net	$6,947	$8,881

Net Operating and Capital Losses—U.S.
The Company’s tax effected net operating losses (“NOLs”) at September 30, 2022 were $255, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at September 30, 2022 were $17,033. These capital losses expire between the years 2023 and 2027.
Net Operating Losses—International
One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,607 at September 30, 2022.
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

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance on January 1, 2022	$21,925	$18,218	$3,707
Decrease—Settlements (1)	(13,052)	(11,865)	(1,187)
Decrease—Lapse of statute of limitations (1)	(6,845)	(4,825)	(2,020)
Increases	7	—	7
Foreign currency translation (2)	(583)	(485)	(98)

Balance at March 31, 2022	$1,452	$1,043	$409
Increases	7	—	7
Foreign currency translation (2)	(108)	(78)	(30)

Balance at June 30, 2022	$1,351	$965	$386
Increases	6	—	6
Foreign currency translation (2)	(137)	(98)	(39)

Balance at September 30, 2022	$1,220	$867	$353

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
The gross unrecognized tax benefits and interest and penalties totaling $1,220 at September 30, 2022 are included in other non-current
liabilities in the Consolidated Balance Sheets. It is reasonably possible that these unrecognized tax benefits will reduce to zero in the next 12 months upon lapsing of the statute of limitations. If recognized, these unrecognized tax benefits would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of September 30, 2022, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2017.
ManJer’s tax returns (a Jersey-based subsidiary) were previously under review for the years ended December 31, 2014, 2016, 2017 and 2018. In January 2022, the audit was resolved in favor of ManJer. In addition, the Company’s tax returns were previously under review by the State of Michigan for the years ended 2017 through 2020. In August 2022, the audit was resolved in favor of the Company.
Undistributed Earnings of Foreign Subsidiaries
ASC
740-30,
Income Taxes, provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $198 and $118 at September 30, 2022 and December 31, 2021, respectively.

20. Shares Repurchased
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
During the three and nine months ended September 30, 2022, the Company repurchased 4,567 and 593,261 shares of its common stock, respectively, for aggregate consideration of $24 and $3,418, respectively.
During the three and nine months ended September 30, 2021, the Company repurchased zero shares and 5,120,496 shares of its common stock, respectively for aggregate consideration of zero and $34,506, respectively.
Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.
As of September 30, 2022, $99,976 remained under this program for future purchases.
21. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2022	$85,856
Changes	—

Balance at September 30, 2022	$85,856

Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the United Kingdom. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets

Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Software development	1,958	(1)	1,957

Balance at September 30, 2022	$603,205	$(1)	$603,204

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
th
.
Software Development (Finite-Lived)
Internally-developed software is amortized over a useful life of three years. During the three and nine months ended September 30, 2022, the Company recognized amortization expense on internally-developed software of $1.

As of September 30, 2022, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remainder of 2022	$57
2023	653
2024	653
2025	594
2026	—
2027 and thereafter	—

Total expected amortization expense	$1,957

The weighted-average remaining useful life of the finite-lived intangible assets is 3.0 years.
22. Contingent Payments
AdvisorEngine – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine Inc. The fair value of upfront consideration paid to the Company was $9,592. Consideration also included contingent payments totaling up to $10,408 which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. No value has been ascribed to these contingent payments at September 30, 2022 and December 31, 2021 and no contingent payments were received during the three and nine months ended September 30, 2022 and 2021.
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
anniversary of the closing date.
The Company may receive additional cash consideration of CDN $0 to $4,000 depending on the achievement of certain AUM growth targets as determined on the
36-month
anniversary of the closing date. No value has been ascribed to these contingent payments at September 30, 2022 and December 31, 2021 and no contingent payments were received during the three and nine months ended September 30, 2022 and 2021.
23. Impairments
The following table summarizes impairments recognized by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease termination—New York office (Note 12)	$—	$9,277	$—	$9,277
Fixed assets—New York office (Note 8)	—	6,576	—	6,576
Lease termination—London office (Note 12)	—	—	—	303

Total	$—	$15,853	$—	$16,156

24. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as amended, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

Introduction

We are an asset management company in the business of offering transparent financial exposures to our clients and are a leading global ETP sponsor based on assets under management, or AUM, with AUM of $70.9 billion as of September 30, 2022. More recently, we have been positioning ourselves to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of decentralized finance, or DeFi, to deliver transparency, choice and inclusivity to customers and consumers around the world.

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

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equity, commodity, fixed income, leveraged and inverse, currency, cryptocurrency and alternative strategies. The chart below sets forth the asset mix of our ETPs at September 30, 2021, June 30, 2022 and September 30, 2022:

Market Environment

The third quarter of 2022 saw a continuation of the significant market volatility that has dominated much of 2022. Investors remained worried about high inflation, slowing growth and the rising probability of recession and as a result, broad-based equity markets dropped into bear market territory. Gold prices decreased as the dollar and Treasury yields increased amid expectations for aggressive monetary policy tightening by major central banks.

The S&P 500, MSCI EAFE (local currency), MSCI Emerging Markets Index (U.S. dollar) and gold prices decreased by 4.9%, 3.5%, 11.4% and 8.0%, respectively, during the quarter. In addition, the European and Japanese equities markets both depreciated with the MSCI EMU Index and MSCI Japan Index decreasing 4.5% and 1.5%, respectively, in local currency terms for the quarter. Also, the U.S. dollar rose 7.2%, 10.1% and 5.6% versus the euro, British pound and the Japanese yen, respectively, the during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows for the three months ended September 30, 2022 were $110.1 billion. Fixed income and U.S. Equity gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were ($8.0) billion for the three months ended September 30, 2022. Equities and commodities contributed to most of the outflows, partially offset by inflows into fixed income.

        Source: Morningstar

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager providing investment advisory services globally through our subsidiaries in the United States and Europe.

U.S. Listed ETFs

Our U.S. listed ETFs’ AUM increased from $47.3 billion at June 30, 2022 to $48.0 billion at September 30, 2022 due to net inflows, partly offset by market depreciation.

European Listed ETPs

Our European listed ETPs’ AUM decreased from $27.0 billion at June 30, 2022 to $22.8 billion at September 30, 2022 due to market depreciation and net outflows.

Consolidated Operating Results

The following table sets forth our revenues and net income/(loss) for the most recent five quarters.

•

Revenues – We recorded operating revenues of $72.4 million during the three months ended September 30, 2022, down 7.3% from the three months ended September 30, 2021 due to a lower average advisory fee.

•

Operating Expenses – Total operating expenses increased 6.7% from the three months ended September 30, 2021 to $57.5 million primarily due to higher incentive compensation and headcount, fund management and administration costs, professional fees incurred in connection with our digital assets initiative and other expenses, partly offset by lower sales and business development expenses, occupancy expenses, contractual gold payments and depreciation and amortization expenses.

•

Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, gains on revaluation of deferred consideration—gold payments, impairments and other net losses. For the three months ended September 30, 2022 and 2021, the gains on revaluation of deferred consideration—gold payments were $77.9 million and $1.7 million, respectively. In addition, during the three months ended September 30, 2022 we recognized losses on our securities owned and investments of $6.3 million.

•

Net income – We reported net income of $81.2 million during the three months ended September 30, 2022, compared to net income of $5.8 million during the three months ended September 30, 2021. The change in net income was primarily due to the gain on revaluation of deferred consideration—gold payments.

Expense Guidance Update for the Year Ending December 31, 2022

Compensation Expense

Our compensation expense for the year ending December 31, 2022 is currently estimated to range from $96.0 million to $99.0 million (unchanged from the three months ended June 30, 2022).

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. We currently estimate our discretionary spending for the year ending December 31, 2022 to range from $50.0 million to $51.0 million (previously $51.0 million to $53.0 million).

Not included in the guidance above are non-recurring expenses of $4.5 million incurred during the six months ended June 30, 2022 in response to an activist campaign. We do not anticipate any significant activist campaign expenses during the remainder of 2022.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. At current AUM and flow levels, we estimate our gross margin percentage will be 78% to 79% for the year ending December 31, 2022 (previously 79%).

Contractual Gold Payments

We currently estimate our contractual gold payments expense for the year ending December 31, 2022 to be approximately $17.0 million (unchanged from the three months ended June 30, 2022) taking into consideration current gold prices.

Third-Party Distribution Expense

We currently estimate third-party distribution expense to be approximately $8.0 million (previously $8.5 million) as recent market volatility has suppressed AUM growth on our third-party platforms.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be 22% for the year ending December 31, 2022 (previously 21% to 22%). This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items that may arise that are not currently forecasted. Such items may include, but are not limited to, any revaluation on deferred consideration—gold payments, reductions in unrecognized tax benefits and any stock-based compensation windfalls or shortfalls.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
GLOBAL ETPs (in millions)
Beginning of period assets	$74,292	$79,384	$73,918	$77,450	$67,365
Inflows/(outflows)	1,747	3,852	548	6,918	2,758
Market (depreciation)/appreciation	(5,162)	(8,940)	(1,711)	(13,487)	2,636
Fund closures	—	(4)	—	(4)	(4)

End of period assets	$70,877	$74,292	$72,755	$70,877	$72,755

Average assets during the period	$74,681	$77,735	$74,527	$76,735	$72,559
Average ETP advisory fee during the period	0.38%	0.39%	0.41%	0.39%	0.41%
Revenue days	92	91	92	273	273
Number of ETPs—end of period	347	344	322	347	322

U.S. LISTED ETFs (in millions)
Beginning of period assets	$47,255	$48,622	$45,129	$48,210	$38,517
Inflows/(outflows)	3,812	4,278	612	10,340	3,085
Market (depreciation)/appreciation	(3,024)	(5,645)	(999)	(10,507)	3,140

End of period assets	$48,043	$47,255	$44,742	$48,043	$44,742

Average assets during the period	$49,473	$48,278	$45,507	$48,418	$43,465
Number of ETFs—end of the period	78	77	73	78	73

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$27,037	$30,762	$28,789	$29,240	$28,848
(Outflows)/inflows	(2,065)	(426)	(64)	(3,422)	(327)
Market (depreciation)/appreciation	(2,138)	(3,295)	(712)	(2,980)	(504)
Fund closures	—	(4)	—	(4)	(4)

End of period assets	$22,834	$27,037	$28,013	$22,834	$28,013

Average assets during the period	$25,208	$29,457	$29,020	$28,317	$29,094
Number of ETPs—end of period	269	267	249	269	249

PRODUCT CATEGORIES (in millions)
U.S. Equity
Beginning of period assets	$21,058	$23,738	$21,285	$23,860	$18,367
Inflows/(outflows)	1,239	306	351	2,324	760
Market (depreciation)/appreciation	(1,344)	(2,986)	(253)	(5,231)	2,256

End of period assets	$20,953	$21,058	$21,383	$20,953	$21,383

Average assets during the period	$22,540	$22,370	$21,792	$22,683	$20,698

Commodity & Currency
Beginning of period assets	$23,625	$26,302	$24,772	$24,598	$25,878
(Outflows)/inflows	(2,179)	(475)	(249)	(3,707)	(1,228)
Market (depreciation)/appreciation	(1,885)	(2,202)	(698)	(1,330)	(825)

End of period assets	$19,561	$23,625	$23,825	$19,561	$23,825

Average assets during the period	$21,628	$25,771	$24,850	$24,429	$25,230

Fixed Income
Beginning of period assets	$9,191	$5,416	$3,435	$4,351	$3,305
Inflows/(outflows)	2,627	4,038	115	7,907	293
Market (depreciation)/appreciation	(124)	(263)	(26)	(564)	(74)

End of period assets	$11,694	$9,191	$3,524	$11,694	$3,524

Average assets during the period	$10,077	$7,424	$3,496	$7,396	$3,352

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
International Developed Market Equity
Beginning of period assets	$9,958	$11,401	$10,772	$11,870	$9,392
(Outflows)/inflows	(115)	79	404	61	820
Market (depreciation)/appreciation	(661)	(1,522)	(17)	(2,749)	947

End of period assets	$9,182	$9,958	$11,159	$9,182	$11,159

Average assets during the period	$10,027	$10,682	$11,126	$10,744	$10,469

Emerging Market Equity
Beginning of period assets	$8,386	$9,991	$11,519	$10,375	$8,539
Inflows/(outflows)	114	(223)	(149)	80	2,044
Market (depreciation)/appreciation	(1,005)	(1,382)	(704)	(2,960)	83

End of period assets	$7,495	$8,386	$10,666	$7,495	$10,666

Average assets during the period	$8,329	$9,155	$11,038	$9,200	$10,642

Leveraged & Inverse
Beginning of period assets	$1,618	$1,856	$1,691	$1,775	$1,475
Inflows/(outflows)	45	90	41	133	34
Market (depreciation)/appreciation	(140)	(328)	(69)	(385)	154

End of period assets	$1,523	$1,618	$1,663	$1,523	$1,663

Average assets during the period	$1,589	$1,765	$1,715	$1,728	$1,644

Alternatives
Beginning of period assets	$305	$293	$198	$261	$215
Inflows/(outflows)	16	34	22	79	(17)
Market (depreciation)/appreciation	(15)	(22)	2	(34)	24

End of period assets	$306	$305	$222	$306	$222

Average assets during the period	$313	$299	$214	$296	$223

Cryptocurrency
Beginning of period assets	$151	$383	$229	$357	$168
Inflows/(outflows)	—	3	12	40	56
Market appreciation/(depreciation)	12	(235)	54	(234)	71

End of period assets	$163	$151	$295	$163	$295

Average assets during the period	$178	$265	$277	$256	$280

Closed ETPs
Beginning of period assets	$—	$4	$17	$3	$26
Inflows/(outflows)	—	—	1	1	(4)
Fund closures	—	(4)	—	(4)	(4)

End of period assets	$—	$—	$18	$—	$18

Average assets during the period	$—	$4	$19	$3	$21

Headcount:	274	264	235	274	235

Note: Previously issued statistics may be restated due to fund closures and trade adjustments

Source: WisdomTree

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Selected Operating and Financial Information

	Three Months Ended September 30,		Change	Percent Change
AUM (in millions)	2022	2021
Average AUM	$74,681	$74,527	$154	0.2%

Operating Revenues (in thousands)
Advisory fees	$70,616	$76,400	$(5,784)	(7.6%)
Other income	1,798	1,712	86	5.0%

Total revenues	$72,414	$78,112	$(5,698)	(7.3%)

Average AUM

Our average AUM was essentially unchanged from the three months ended September 30, 2021.

Operating Revenues

Advisory fees

Advisory fee revenues decreased 7.6% from $76.4 million during the three months ended September 30, 2021 to $70.6 million in the comparable period in 2022 due to a lower average advisory fee. Our average advisory fee was 0.38% during the three months ended September 30, 2022 and 0.41% during the same period in 2021.

Other income

Other income increased 5.0% from $1.7 million during the three months ended September 30, 2021 to $1.8 million in the comparable period in 2022 primarily due to higher fees associated with our European listed products.

Operating Expenses

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2022	2021
Compensation and benefits	$23,714	$22,027	$1,687	7.7%
Fund management and administration	16,285	15,181	1,104	7.3%
Marketing and advertising	3,145	2,925	220	7.5%
Sales and business development	2,724	2,935	(211)	(7.2%)
Contractual gold payments	4,105	4,250	(145)	(3.4%)
Professional fees	2,367	1,583	784	49.5%
Occupancy, communications and equipment	986	1,163	(177)	(15.2%)
Depreciation and amortization	58	185	(127)	(68.6%)
Third-party distribution fees	1,833	1,873	(40)	(2.1%)
Other	2,324	1,787	537	30.1%

Total operating expenses	$57,541	$53,909	$3,632	6.7%

	Three Months Ended September 30,
As a Percent of Revenues:	2022	2021
Compensation and benefits	32.7%	28.3%
Fund management and administration	22.5%	19.4%
Marketing and advertising	4.3%	3.7%
Sales and business development	3.8%	3.8%
Contractual gold payments	5.7%	5.4%
Professional fees	3.3%	2.0%
Occupancy, communications and equipment	1.4%	1.5%
Depreciation and amortization	0.1%	0.2%
Third-party distribution fees	2.5%	2.4%
Other	3.2%	2.3%

Total operating expenses	79.5%	69.0%

Compensation and benefits

Compensation and benefits expense increased 7.7% from $22.0 million during the three months ended September 30, 2021 to $23.7 million in the comparable period in 2022 due to higher incentive compensation and headcount. Headcount was 235 and 274 at September 30, 2021 and 2022, respectively.

Fund management and administration

Fund management and administration expense increased 7.3% from $15.2 million during the three months ended September 30, 2021 to $16.3 million in the comparable period in 2022 due to higher AUM and transaction fees associated with our U.S. listed products, partly offset by lower European-listed AUM.

Marketing and advertising

Marketing and advertising expense increased 7.5% from $2.9 million during the three months ended September 30, 2021 to $3.1 million in the comparable period in 2022 primarily due to higher spending on online and television marketing campaigns.

Sales and business development

Sales and business development expense decreased 7.2% from $2.9 million during the three months ended September 30, 2021 to $2.7 million in the comparable period in 2022 primarily due to lower spending on sales tools.

Contractual gold payments

Contractual gold payments expense decreased 3.4% from $4.3 million during the three months ended September 30, 2021 to $4.1 million in the comparable period in 2022. This expense was associated with the payment of 2,375 ounces of gold and was calculated using the average daily spot price of $1,789 and $1,728 per ounce during the three months ended September 30, 2021 and 2022, respectively.

Professional fees

Professional fees increased 49.5% from $1.6 million during the three months ended September 30, 2021 to $2.4 million in the comparable period in 2022 due to spending related to our digital assets initiative.

Occupancy, communications and equipment

Occupancy, communications and equipment expense decreased 15.2% from $1.2 million during the three months ended September 30, 2021 to $1.0 million in the comparable period in 2022 due to our reduced office footprint.

Depreciation and amortization

Depreciation and amortization expense decreased 68.6% from $0.2 million during the three months ended September 30, 2021 to $0.1 million in the comparable period in 2022 due to lower spending on fixed assets.

Third-party distribution fees

Third-party distribution fees decreased 2.1% from $1.9 million during the three months ended September 30, 2021 to $1.8 million in the comparable period in 2022 primarily due to lower fees paid to our third-party marketing agent in Latin America, partly offset by new platform relationships in Europe.

Other

Other expenses increased 30.1% from $1.8 million during the three months ended September 30, 2021 to $2.3 million in the comparable period in 2022 due to higher insurance costs and other miscellaneous items.

Other Income/(Expenses)

	Three Months Ended September 30,		Change	Percent Change
(in thousands)	2022	2021
Interest expense	$(3,734)	$(3,729)	$(5)	0.1%
Gain on revaluation of deferred consideration—gold payments	77,895	1,737	76,158	4,384.5%
Interest income	811	689	122	17.7%
Impairments	—	(15,853)	15,853	(100%)
Other losses, net	(5,289)	(714)	(4,575)	640.8%

Total other income/(expenses), net	$69,683	$(17,870)	$87,553	(489.9%)

	Three Months Ended September 30,
As a Percent of Revenues:	2022	2021
Interest expense	(5.2%)	(4.8%)
Gain on revaluation of deferred consideration—gold payments	107.6%	2.2%
Interest income	1.1%	0.9%
Impairments	—	(20.3%)
Other losses, net	(7.3%)	(0.9%)

Total other income/(expenses), net	96.2%	(22.9%)

Interest expense

Interest expense was essentially unchanged from the three months ended September 30, 2021. Our effective interest rate was 4.6% during the three months ended September 30, 2021 and 2022.

Gain on revaluation of deferred consideration

We recognized a non-cash gain on revaluation of deferred consideration of $1.7 million and $77.9 million during the three months ended September 30, 2021 and 2022, respectively. The gain in the current quarter arose primarily from an increase in the discount rate (from 9.0% to 12.3%) used to compute the present value of the annual payment obligations as well as lower spot gold prices. The magnitude of any gain or loss is highly correlated to changes in the discount rate and the magnitude of the change in the forward-looking price of gold.

Interest income

Interest income increased 17.7% from $0.7 million during the three months ended September 30, 2021 to $0.8 million in the comparable period in 2022 due to an increase in securities owned.

Impairments

During the three months ended September 30, 2021, we recognized a loss of approximately $15.8 million upon exiting our New York office, which is included in impairments in our Consolidated Statements of Operations. There were no impairment charges during the three months ended September 30, 2022.

Other losses, net

Other losses, net were ($0.7) million and ($5.3) million during the three months ended September 30, 2021 and 2022, respectively. During the three months ended September 30, 2022, we recognized losses on our securities owned and investments of $6.3 million.

Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income taxes

Our effective income tax rate for the three months ended September 30, 2022 of 3.9% resulted in an income tax expense of $3.3 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a non-taxable gain on revaluation of deferred consideration. This was partly offset by an increase in the deferred tax asset valuation allowance on losses recognized on securities owned.

Our effective income tax rate for the three months ended September 30, 2021 of 7.9% resulted in income tax expense of $0.5 million. Our effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a lower tax rate on foreign earnings and a non-taxable gain on revaluation of deferred consideration, partly offset by higher non-deductible compensation.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Selected Operating and Financial Information

	Nine Months Ended September 30,		Change	Percent Change
	2022	2021
Global AUM (in millions)
Average global AUM	$76,735	$72,559	$4,176	5.8%

Revenues (in thousands)
Advisory fees	$222,719	$220,611	$2,108	1.0%
Other income	5,316	4,532	784	17.3%

Total revenues	$228,035	$225,143	$2,892	1.3%

Average Global AUM

Our average global AUM increased 5.8% from $72.6 billion at September 30, 2021 to $76.7 billion at September 30, 2022 due to net inflows, partly offset by market depreciation.

Operating Revenues

Advisory fees

Advisory fee revenues were essentially unchanged from the nine months ended September 30, 2021. Our average global advisory fee was 0.41% and 0.39% during the nine months ended September 30, 2021 and September 30, 2022, respectively.

Other income

Other income increased 17.3% from $4.5 million during the nine months ended September 30, 2021 to $5.3 million in the comparable period in 2022 primarily due to higher fees associated with our European listed products.

Operating Expenses

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2022	2021
Compensation and benefits	$73,066	$64,985	$8,081	12.4%
Fund management and administration	47,855	43,495	4,360	10.0%
Marketing and advertising	11,062	9,525	1,537	16.1%
Sales and business development	8,464	7,239	1,225	16.9%
Contractual gold payments	13,001	12,834	167	1.3%
Professional fees	11,134	5,517	5,617	101.8%
Occupancy, communications and equipment	2,788	3,904	(1,116)	(28.6%)
Depreciation and amortization	158	693	(535)	(77.2%)
Third-party distribution fees	5,863	5,346	517	9.7%
Other	6,278	5,110	1,168	22.9%

Total operating expenses	$179,669	$158,648	$21,021	13.3%

	Nine Months Ended September 30,
As a Percent of Revenues:	2022	2021
Compensation and benefits	31.9%	28.9%
Fund management and administration	21.0%	19.3%
Marketing and advertising	4.9%	4.2%
Sales and business development	3.7%	3.2%
Contractual gold payments	5.7%	5.7%
Professional fees	4.9%	2.5%
Occupancy, communications and equipment	1.2%	1.7%
Depreciation and amortization	0.1%	0.3%
Third-party distribution fees	2.6%	2.4%
Other	2.8%	2.3%

Total operating expenses	78.8%	70.5%

Compensation and benefits

Compensation and benefits expense increased 12.4% from $65.0 million during the nine months ended September 30, 2021 to $73.1 million in the comparable period in 2022 due to higher incentive compensation and headcount.

Fund management and administration

Fund management and administration expense increased 10.0% from $43.5 million during the nine months ended September 30, 2021 to $47.9 million in the comparable period in 2022 primarily due to higher average global AUM.

Marketing and advertising

Marketing and advertising expense increased 16.1% from $9.5 million during the nine months ended September 30, 2021 to $11.1 million in the comparable period in 2022 due to higher spending on online and television marketing campaigns.

Sales and business development

Sales and business development expense increased 16.9% from $7.2 million during the nine months ended September 30, 2021 to $8.5 million in the comparable period in 2022 primarily due to higher spending on conferences and market data.

Contractual gold payments

Contractual gold payments expense increased 1.3% from $12.8 million during the nine months ended September 30, 2021 to $13.0 million in the comparable period in 2022. This expense was associated with the payment of 7,125 ounces of gold and was calculated using the average daily spot price of $1,801 and $1,825 per ounce during the nine months ended September 30, 2021 and 2022, respectively.

Professional fees

Professional fees increased 101.8% from $5.5 million during the nine months ended September 30, 2021 to $11.1 million in the comparable period in 2022 due to $4.5 million of expenses incurred in response to an activist campaign and spending related to our digital assets initiative.

Occupancy, communications and equipment

Occupancy, communications and equipment expense decreased 28.6% from $3.9 million during the nine months ended September 30, 2021 to $2.8 million in the comparable period in 2022 due to our reduced office footprint.

Depreciation and amortization

Occupancy, communications and equipment expense decreased 77.2% from $0.7 million during the nine months ended September 30, 2021 to $0.2 million in the comparable period in 2022 due to lower spending on fixed assets.

Third-party distribution fees

Third-party distribution fees increased 9.7% from $5.3 million during the nine months ended September 30, 2021 to $5.9 million in the comparable period in 2022 due to new platform relationships in Europe, higher U.S. listed AUM on third-party platforms, partly offset by lower fees paid to our third-party marketing agent in Latin America.

Other

Other expenses increased 22.9% from $5.1 million during the nine months ended September 30, 2021 to $6.3 million in the comparable period in 2022 due to miscellaneous expenses incurred in response to an activist campaign, higher insurance costs and other miscellaneous matters.

Other Income/(Expenses)

	Nine Months Ended September 30,		Change	Percent Change
(in thousands)	2022	2021
Interest expense	$(11,199)	$(8,592)	$(2,607)	30.3%
Gain on revaluation of deferred consideration—gold payments	63,188	5,066	58,122	1,147.3%
Interest income	2,375	1,145	1,230	107.4%
Impairments	—	(16,156)	16,156	(100.0%)
Other losses, net	(34,470)	(6,558)	(27,912)	425.6%

Total other income/(expenses), net	$19,894	$(25,095)	$44,989	(179.3%)

	Nine Months Ended September 30,
As a Percent of Revenues:	2022	2021
Interest expense	(4.9%)	(3.8%)
Gain on revaluation of deferred consideration—gold payments	27.7%	2.3%
Interest income	1.0%	0.5%
Impairments	—	(7.2%)
Other losses, net	(15.1%)	(2.9%)

Total other income/(expenses), net	8.7%	(11.1%)

Interest expense

Interest expense increased 30.3% from $8.6 million during the nine months ended September 30, 2021 to $11.2 million in the comparable period in 2022 due to a higher level of debt outstanding and a higher effective interest rate. Our effective interest rate during the nine months ended September 30, 2021 and 2022 was 5.0% and 4.6%, respectively.

Gain on revaluation of deferred consideration

We recognized a gain on revaluation of deferred consideration of $5.1 million and $63.2 million, respectively, during the nine months ended September 30, 2021 and 2022. The gain in the current period arose primarily from an increase in the discount rate (from 9.0% to 12.3%) used to compute the present value of the annual payment obligations as well as lower spot gold prices. The magnitude of any gain or loss is highly correlated to changes in the discount rate and the magnitude of the change in the forward-looking price of gold.

Interest income

Interest income increased 107.4% from $1.1 million during the nine months ended September 30, 2021 to $2.4 million in the comparable period in 2022 due to an increase in our securities owned.

Impairments

During the nine months ended September 30, 2021, we recognized a loss of approximately $16.2 million upon exiting our London and New York offices, which is included in impairments in our Consolidated Statements of Operations. There were no impairment charges during the nine months ended September 30, 2022.

Other losses, net

Other losses, net were ($6.6) million and ($34.5) million during the nine months ended September 30, 2021 and 2022, respectively. The nine months ended September 30, 2022 includes a non-cash charge of $19.9 million arising from the release of a tax-related indemnification asset due to the favorable resolution of certain tax audits as well as the expiration of the statute of limitations (an equal and offsetting benefit has been recognized in income tax expense). We also recognized $15.6 million of losses on our securities owned.

Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income taxes

Our effective income tax rate for the nine months ended September 30, 2022 was negative 15.7%, resulting in an income tax benefit of $10.7 million. Our tax rate differs from the federal statutory rate of 21% primarily due to the reduction in unrecognized tax benefits associated with the release of the tax-related indemnification asset described above, a non-taxable gain on revaluation of deferred consideration and a lower tax rate on foreign earnings. These items were partly offset by an increase in the deferred tax asset valuation allowance on losses recognized on securities owned.

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

Unrealized gains on the revaluation of deferred consideration: Deferred consideration is an obligation we assumed in connection with the ETFS Acquisition that is carried at fair value. This item represents the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold and changes in the discount rate used to compute the present value of the annual payment obligations may have a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when calculating our non-GAAP financial measurements as it is not core to our operating business. The item is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate.

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

	Three Months Ended		Nine Months Ended
Adjusted Net Income and Diluted Earnings per Share:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income, as reported	$81,229	$5,833	$78,973	$38,610
Deduct: Gain on revaluation of deferred consideration	(77,895)	(1,737)	(63,188)	(5,066)
Add back: Losses on securities owned, net of income taxes	4,778	1,006	11,836	1,006
Add back: Increase in deferred tax asset valuation allowance on securities owned	1,454	—	4,365
Deduct/add back: Unrealized gain recognized on our investments, net of income taxes	(248)	—	(179)	(284)
Add back/deduct: Tax shortfalls/(windfalls) upon vesting and exercise of stock-based compensation awards	4	—	(541)	(110)
Add back: Expenses incurred in response to an activist campaign, net of income taxes	—	—	3,376
Add back: Impairments, net of income taxes (where applicable)	—	12,002	—	12,247
Deduct: Gain recognized upon sale of Canadian ETF business		(787)		(787)

Adjusted net income	$9,322	$16,317	$34,642	$45,616
Deduct: Income distributed to participating securities	(546)	(538)	(1,644)	(1,634)
Deduct: Undistributed income allocable to participating securities	(503)	(1,275)	(2,266)	(3,422)

Adjusted net income available to common stockholders	$8,273	$14,504	$30,732	$40,560
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 18 to our Consolidated Financial Statements)	143,407	143,142	143,245	145,604

Adjusted earnings per share—diluted	$0.06	$0.10	$0.21	$0.28

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2022	December 31, 2021
Balance Sheet Data (in thousands):
Cash and cash equivalents	$132,700	$140,709
Securities owned, at fair value	125,110	127,166
Accounts receivable	25,306	31,864
Securities held-to-maturity	267	308

Total: Liquid assets	283,383	300,047
Less: Total current liabilities(1)	(79,485)	(83,667)
Less: Regulatory capital requirement—certain international subsidiaries	(23,144)	(12,320)

Total: Available liquidity	$180,754	$204,060

(1)

Excludes convertible notes in the amount of $173,760 at September 30, 2022, net of premiums and unamortized issuance costs, scheduled to mature on June 15, 2023, as we are actively exploring refinancing and extension alternatives.

	Nine Months Ended September 30,
	2022	2021
Cash Flow Data (in thousands):
Operating cash flows	$43,113	$50,109
Investing cash flows	(25,626)	(92,467)
Financing cash flows	(17,939)	97,350
Foreign exchange rate effect	(7,557)	(493)

Net (decrease)/increase in cash and cash equivalents	$(8,009)	$54,499

Liquidity

We consider our available liquidity to be our liquid assets, less our current liabilities and regulatory capital requirements of certain international subsidiaries. Liquid assets consist of cash and cash equivalents, securities owned, at fair value, accounts receivable and securities held-to-maturity. Our securities owned, at fair value are highly liquid investments. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities, excluding convertible notes in the amount of $173,760 scheduled to mature on June 15, 2023, consist primarily of payments owed to vendors and third parties in the normal course of business, deferred consideration and accrued incentive compensation for employees.

Cash and cash equivalents decreased $8.0 million during the nine months ended September 30, 2022 due to $41.2 million used to purchase securities owned, $11.9 million used to purchase investments, $14.5 million used to pay dividends on our common stock, $3.4 million used to repurchase our common stock, $7.6 million of foreign exchange rate losses and $0.2 million used in other activities. These decreases were partly offset by $27.7 million of proceeds from the sale of securities owned and $43.1 million of net cash provided by operating activities.

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

Key terms of the Convertible Notes are as follows:

	2021 Notes	2020 Notes
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	June 15, 2023
Interest rate	3.25%	4.25%
Conversion price	$11.04	$5.92
Conversion rate	90.5797	168.9189
Redemption price	$14.35	$7.70

•	Interest rate: Payable semiannually in arrears on June 15 and December 15 of each year.

•

Conversion price: Convertible at an initial conversion rate (as disclosed in the table above) of shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price as disclosed in the table above).

•

Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026 and March 15, 2023 in respect of the 2021 Notes and 2020 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after March 15, 2026 and March 15, 2023 in respect of the 2021 Notes and 2020 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

•

Cash settlement of principal amount: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of our common stock.

•

Redemption price: We may redeem for cash all or any portion of the notes, at our option, on or after June 20, 2023 and June 20, 2021 in respect of the 2021 Notes and 2020 Notes, respectively, and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.

•

Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.

•

Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 144.9275 shares and 270.2702 shares of our common stock per $1,000 principal amount of the 2021 Notes and 2020 Notes, respectively (the equivalent of 69,036,410 shares of our common stock), subject to adjustment.

•

Seniority and Security: The 2021 Notes and 2020 Notes rank equal in right of payment, and are our senior unsecured obligations, but are subordinated in right of payment to our obligations to make certain redemption payments (if and when due) in respect of our Series A Non-Voting Convertible Preferred Stock (See Note 10 to our Consolidated Financial Statements).

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our international subsidiaries are required to maintain a minimum level of regulatory capital, which at September 30, 2022 was approximately $23.1 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans.

During the three months ended September 30, 2022, we repurchased 4,567 shares of our common stock under the repurchase program for an aggregate cost of $0.02 million. As of September 30, 2022, $100 million remains under this program for future purchases.

Contractual Obligations

Convertible Notes

At September 30, 2022, we had $325.0 million aggregate principal amount of Convertible Notes outstanding, of which $175.0 million are scheduled to mature on June 15, 2023 and $150.0 million are scheduled to mature on June 15, 2026, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

The Convertible Notes require cash settlement of the principal amount, while settlement of the conversion obligation in excess of the aggregate principal amount may be satisfied in either cash, shares of our common stock or a combination of cash and shares of our common stock. We anticipate refinancing or extending these obligations when due and are currently actively exploring refinancing and extension alternatives with respect to the 2020 Notes.

See the section titled “Issuance of Convertible Notes” above for additional information.

Deferred Consideration—Gold Payments

Deferred consideration represents an obligation we assumed in April 2018 in connection with our acquisition of the European exchange-traded commodity, currency and leveraged and inverse business of ETFS Capital Limited. The obligation is for fixed payments to ETFS Capital Limited of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”). The present value of the deferred consideration was $164.8 million at September 30, 2022.

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

Total future minimum lease payments with respect to our office space was $1.8 million at September 30, 2022. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 12 to our Consolidated Financial Statements for additional information.

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

Goodwill is assessed for impairment annually on November 30th. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, the market approach and its market capitalization when determining the fair value of the reporting unit. The results of our analysis indicated no impairment based upon a quantitative assessment.

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for our intangible assets is November 30th.

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

Deferred Consideration—Gold Payments

Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. The weighted average forward-looking gold price per ounce, discount rate and perpetual growth rate were $2,037, 12.3% and 1.5%, respectively, at September 30, 2022. Changes in the fair value of this obligation are reported as gain on revaluation of deferred consideration—gold payments in our Consolidated Statements of Operations.

During the three months ended September 30, 2022, we reported a gain on deferred consideration—gold payments of $77.9 million. A 1.0% increase in the weighted average forward-looking gold price per ounce would have reduced this reported gain by $1.1 million, a 1 percentage point increase in the discount rate would have increased this reported gain by $12.9 million and a 1 percentage point increase in the perpetual growth rate would have reduced this reported gain by $9.3 million. See Note 9 to our Consolidated Financial Statements for additional information.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other securities which totaled $139.0 million and $125.7 million as of December 31, 2021 and September 30, 2022, respectively. During the nine months ended September 30, 2022, we recognized losses on these securities of $15.6 million and any losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 13 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €15.8 million ($15.4 million).

ITEM 1A. RISK FACTORS

You should carefully consider the information set forth in Part 1, Item1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as amended, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2022 to July 31, 2022	—	$—	—
August 1, 2022 to August 31, 2022	—	$—	—
September 1, 2022 to September 30, 2022	4,567	$5.24	4,567

Total	4,567	$5.24	4,567	$99,976

On February 22, 2022, our board of directors approved an increase of $85.7 million to our share repurchase program and extended the term for three years through April 27, 2025. During the three months ended September 30, 2022, we repurchased 4,567 shares of our common stock under this program for an aggregate cost of approximately $0.02 million. As of September 30, 2022, $100.0 million remained under this program for future repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2022)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2022)

3.4	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.5	Third Amended and Restated By-Laws (incorporated by reference to Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 5, 2022)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.7	Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.9	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.10	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.11	WisdomTree Investments, Inc. 2022 Equity Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 25, 2022)

Exhibit No.	Description

10.1(1)	Form of Restricted Stock Agreement for Non-Employee Directors

10.2(1)	Form of Restricted Stock Unit Award Agreement (Deferred) for Non-Employee Directors

31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification

31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification

32(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2022, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and September 30, 2021 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and September 30, 2021 (Unaudited) (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 4th day of November 2022.

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE INVESTMENTS, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer)