Form 10-K
period 2022-12-31
WisdomTree, Inc.
filed 2023-02-28
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-10932

WisdomTree, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 West 34 th Street 3 rd Floor New York, New York	10119
(Address of principal executive offices)	(Zip Code)
212-801-2080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WT	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2022, the aggregate market value of the registrant’s Common Stock held by non-affiliates
(computed by reference to the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2022) was $684,790,415. At February
15
, 2023, there were 149,304,625 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2022

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree, Inc. and its subsidiaries.

WisdomTree®, WisdomTree Prime™ and Modern Alpha® are trademarks of WisdomTree, Inc. in the United States and in other countries. All other trademarks are the property of their respective owners.

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

In particular, forward-looking statements in this Report may include statements about:

•	the ultimate duration of the COVID-19 pandemic, or the war in Ukraine, and their short-term and long-term impact on our business and the global economy;

•	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	whether we will experience future growth;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully implement our strategy related to digital assets and blockchain-enabled financial services, including WisdomTree Prime™, and achieve its objectives;

•	our ability to successfully operate and expand our business in non-U.S. markets;

•	the effect of laws and regulations that apply to our business; and

•	actions of activist stockholders.

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

PART I

ITEM 1.    BUSINESS

Our Company

We are a global financial innovator, offering a well-diversified suite of world-class exchange-traded products, or ETPs, models and solutions. We empower investors to shape their future and support financial professionals to better serve their clients and grow their businesses. We leverage the latest financial infrastructure to create products that provide access, transparency and an enhanced user experience. Building on our heritage of innovation, we are also developing next-generation digital products and structures, including digital or blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as our blockchain-native digital wallet, WisdomTree Prime™.

We have approximately $82.0 billion in assets under management, or AUM, as of December 31, 2022. Our family of ETPs includes products that provide exposure to equities, commodities, fixed income, leveraged-and-inverse, currency, cryptocurrency and alternative strategies. We have launched many first-to-market products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. We believe technology is altering the way financial advisors conduct business and through our Advisor Solutions program we offer technology-enabled and research-driven solutions including portfolio construction, asset allocation, practice management services and digital tools to help financial advisors address technology challenges and grow and scale their businesses.

We are at the forefront of innovation and believe that leveraging the utility of blockchain technology is the next evolution in financial services. We are building the foundation that will allow us to lead in this coming evolution with the development of our mobile application, WisdomTree Prime™, and the launching of Digital Funds and tokenized assets. WisdomTree Prime™ is a blockchain-native wallet developed for saving, spending and investing in both native crypto assets and tokenized versions of mainstream financial assets (e.g., physical gold). It will allow retail consumers to purchase, sell and exchange dollar tokens, gold tokens, other digital assets and blockchain assets, such as Digital Funds, made available in the mobile application. We recently tokenized real-world assets like physical gold (i.e., gold tokens) and U.S. dollars. We also achieved key milestones with the U.S. Securities and Exchange Commission, or SEC, declaring effective the registration of the WisdomTree Short-Term Treasury Digital Fund (WTSYX) and nine other Digital Funds. These funds provide a variety of different exposures to fixed income and equity securities, with secondary recording of shares on one or more blockchains (e.g., Stellar or Ethereum). Our limited purpose broker-dealer, WisdomTree Securities, Inc., or WT Securities, also received membership approval from the Financial Industry Regulatory Authority, or FINRA, to facilitate transactions in Digital Funds offered in the WisdomTree Prime™ mobile application. As we continue to pursue our digital assets and blockchain strategy, we are embracing a concept we refer to as “responsible DeFi,” which we believe can embody choice, transparency, and inclusivity while upholding the foundational principles of regulation in this innovative and quickly evolving space.

We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc., were renamed WisdomTree Investments, Inc. on September 6, 2005, and ultimately renamed WisdomTree, Inc. on November 7, 2022.

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equity, commodity, fixed income, leveraged-and-inverse, currency, alternatives and cryptocurrency. The chart below sets forth the asset mix of our ETPs at December 31, 2020, 2021 and 2022:

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $48.2 billion at December 31, 2021 to $56.0 billion at December 31, 2022 due to net inflows, offset by market depreciation.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, decreased from $29.3 billion at December 31, 2021 to $26.0 billion at December 31, 2022, due to net outflows and market depreciation.

Sale of our Former Canadian ETF Business

In February 2020, we completed the sale of all of the outstanding shares of our wholly-owned Canadian subsidiary, WisdomTree Asset Management Canada, Inc., or the Canadian ETF business, to CI Financial Corp. We received CDN $3.7 million (USD $2.8 million) in cash at closing and were subsequently paid CDN $3.0 million (USD $2.4 million) of additional cash consideration based on the achievement of certain AUM growth targets.

We may receive additional cash consideration of CDN $0 to $4.0 million depending on the achievement of certain AUM growth targets as determined on the 36-month anniversary of the closing date. No value has been ascribed to these contingent payments at December 31, 2022 and 2021.

Our Canadian ETF business reported operating losses during the year ended December 31, 2020 of $0.4 million.

Consolidated Operating Results

The following table sets forth our revenues and net income/(loss) for the last three years.

•	Revenues – We recorded operating revenues of $301.3 million during the year ended December 31, 2022, essentially unchanged from the year ended December 31, 2021.

•

Expenses – Total operating expenses increased 12.1% from the year ended December 31, 2021 to $241.3 million primarily due to higher incentive compensation and headcount, professional fees, including $4.5 million incurred in response to an activist campaign and professional fees associated with our digital assets business, fund management and administration costs, sales and business development expenses, marketing expenses, third-party distribution fees and other expenses. These increases were partly offset by lower occupancy expenses and depreciation and amortization expenses.

•

Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration–gold payments, impairments, loss on extinguishment of debt and other losses and gains. For the years ended December 31, 2021 and 2022, the gain on revaluation of deferred consideration–gold payments was $2.0 million and $27.8 million, respectively. In addition, during the years ended December 31, 2021 and 2022, we recognized losses on our financial instruments owned of $3.7 million and $16.5 million, respectively.

•

Net income/(loss) – We reported net income of $49.8 million and $50.7 million during the years ended December 31, 2021 and 2022, respectively. The change was impacted primarily by the change in revenues and expenses described above, a favorable change in the revaluation of deferred consideration–gold payments of $25.7 million, an impairment recognized in the prior year of $16.2 million, higher losses on our financial instruments owned of $12.8 million and other miscellaneous items.

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

Our Industry – ETPs

We believe ETPs have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2022, aggregate AUM of ETPs globally was $9.3 trillion.

The chart below reflects the AUM of the global ETP industry since 2006:

Source: ETFGI LLP

As of December 31, 2022, we were the thirteenth largest ETP sponsor globally based on AUM.

GLOBAL RANKING
Rank	ETP Sponsor	AUM (in billions)
1	iShares	$2,952
2	Vanguard	$2,037
3	State Street	$1,048
4	Invesco	$395
5	Charles Schwab	$259
6	Nomura	$197
7	Amundi	$172
8	Xtrackers	$154
9	First Trust	$135
10	JPMorgan	$100
11	Nikko AM	$90
12	Daiwa	$86
13	WisdomTree	$82
14	UBS	$75
15	Dimensional	$72

Source: Morningstar

Exchange traded funds, or ETFs, have become more popular among a broad range of investors as they come to understand the benefits of ETFs and use them for a variety of purposes and strategies, including low-cost index investing and asset allocation, access to specific asset classes, protective hedging, income generation, arbitrage opportunities and diversification.

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

ETFs are used in various ways by a range of investors, from conservative to speculative uses including:

•

Low-cost index investing. ETFs provide exposure to a variety of broad-based indexes across equities, fixed income, commodities and other asset classes and strategies, and can be used as both long-term portfolio holdings or short-term trading tools. ETFs offer an efficient and less costly method by which to gain exposure to indexes as compared to individual stock ownership.

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

The ETF sector of the asset management industry continues to demonstrate that it is favored among investors. According to Morningstar Direct, from January 1, 2020 through December 31, 2022, equity ETFs have generated positive inflows of approximately $2.0 trillion, while long-term equity mutual funds have generated outflows of approximately ($427) billion. In addition, ETF fixed income flows are benefiting from a broader range of investors gravitating toward fixed income products in the ETF structure. We believe this trend is due to the inherent benefits of ETFs – transparency, liquidity and tax efficiency.

We believe that our growth, and the growth of the industry in which we operate, will continue to be driven by the following factors:

•

Education and greater investor awareness. Over the last several years, ETPs have been taking a greater share of inflows and AUM from mutual funds. We believe investors have become more aware of some of the deficiencies of mutual funds and other financial products and are increasing their focus on important characteristics of their traditional investments – namely transparency, tradability, liquidity, tax efficiency and fees. Their attention and education focused on these important investment characteristics may be one of the drivers of the shift in inflows from traditional mutual funds to ETPs. We believe these products will continue to take market share from traditional mutual funds and other financial products or structures such as hedge funds, separate accounts and individual stocks as investors continue to become more aware and educated about ETPs and their benefits.

•

Move to fee-based models. Financial advisors are shifting their business model from one that is “transaction-based,” that is, based on commissions for trades or receiving sales loads, to a “fee-based” approach, where an overall fee is charged based on the value of AUM. This fee-based approach lends itself to the advisor selecting lower-fee financial products, and in our opinion, better aligns advisers with the interests of their clients. Since ETFs generally charge lower fees than mutual funds, we believe this model shift will benefit the ETF industry.

•

Innovative product offerings. ETPs are now available for virtually every asset class including equities, fixed income, commodities, alternative strategies, leveraged-and-inverse, currencies and cryptocurrencies (with greater access in markets outside the U.S.). However, we believe that there remain substantial areas for sponsors to continue to innovate, including cryptocurrency, liquid alternative, thematic and ESG strategies. We also believe the further expansion of ETPs will fuel additional growth and investments from investors who typically access these products through hedge funds, separate accounts, stock investments or the futures and commodity markets.

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

Our Industry – Digital Assets

We believe that digital assets, tokenization and blockchain technology will help to innovate and evolve financial services from an investments, savings, payments and operational perspective. The digital assets industry has picked up significant momentum among market participants, including asset management firms, fintech firms, banks, broker-dealers and investors, which has spurred unprecedented adoption, growth and innovation. We believe that the benefits of blockchain technology can provide for the best product structures and executions in financial services. We expect that over time, benefits will include the following:

•

Transparency. Blockchain technology employs mutualized standards, protocols and shared processes, acting as a single shared source of truth for network participants. The increased transparency among financial institutions and market participants may also improve regulatory reporting and monitoring.

•	Economic benefits. Automated, more efficient processes may lead to reduced operational, transactional and infrastructure costs.

•

Streamlined processes. Automation and overall operational efficiency increases with the use of blockchain technology. It enables real-time (near instant) settlement, audit and reporting; and it reduces processing times, the potential for error and delay, and the number of steps and intermediaries required to achieve the same levels of confidence in traditional processes, thereby reducing counterparty risks.

•

New products and potential markets. Blockchain technology can make fractionalized ownership of real-world assets and tokenized economies a reality, with the same, if not better, level of security and scalability found in traditional finance.

•

Programmable capabilities. Through the creation and execution of smart contracts, governance protocols, compliance, data privacy, customer identification (e.g., KYC/AML), system incentives and features can be programmed or built into the assets themselves.

•	Scalability. Blockchain technology supports interoperability between private and public blockchains, thereby expanding the global reach and resiliency of transactions.

The laws and regulatory frameworks pertaining to digital assets and blockchain technology have evolved and increased in scope, and we expect them to continue to do so. Contemporaneously, there has been heightened regulatory scrutiny of digital asset activities, an increase in cybersecurity incidents leading to the theft or severe loss of assets, and bankruptcies resulting from a variety of factors including poor risk management and oversight controls, speculative or risky behavior, and/or fraud or the misappropriation of customer funds. As a financial innovator seeking to bridge the gap between traditional finance and blockchain-enabled finance, we are embracing a concept we refer to as “responsible DeFi” for our digital assets and blockchain-enabled products and services, which we believe upholds the foundational principles of regulation in this innovative and rapidly evolving space. We are committed to being a trusted provider of innovative products and services guided by proactive engagement and continued collaboration with current and new regulators.

Competition in the digital assets industry on a global basis is increasing, ranging from large, established financial incumbents to smaller, early-stage financial technology providers and companies. There are jurisdictions with more stringent and robust regulatory and compliance requirements than others, which could impact the ability of a company to compete in the digital assets industry. Our ability to successfully compete will depend largely on offering innovative products through digital asset exposures, generating strong after-fee performance and track records, embracing regulation, developing strategic partnerships with participants in the digital assets ecosystem, promoting thought leadership and investor education or awareness, building upon our brand and attracting and retaining talented employees. We remain focused on providing the best structures and executions in financial services through digital assets and blockchain technology.

Our Competitive Strengths

•

Well-positioned in large and growing markets. We believe that ETPs are well positioned to grow significantly faster than the asset management industry as a whole, making our focus on ETPs an advantage over traditional asset management firms. We also believe that by leveraging blockchain technology, asset tokenization will be the future and an integral component of blockchain-enabled financial services. Our commitment to our digital assets and blockchain strategy is further demonstrated through the achievement of the following key milestones: (1) the continued development of WisdomTree Prime™; (2) the tokenization of real-world assets like physical gold (i.e., gold tokens) and U.S. dollars (i.e., dollar tokens); (3) the SEC declaring effective the registration of the WisdomTree Short-Term Treasury Digital Fund and nine other digital or blockchain-enabled mutual funds providing a variety of different exposures to fixed income and equity securities while leveraging blockchain technology; and (4) FINRA approving WT Securities to operate as a limited purpose broker-dealer (i.e., mutual fund retailer), which will allow it to facilitate transactions in Digital Funds offered in our blockchain-native digital wallet WisdomTree Prime™. We believe that these key milestones, coupled with our ability to further execute on our digital assets strategy, will serve as fundamental building blocks to solidify our position as an early mover, forward-thinking innovator and industry leader in blockchain-enabled financial services.

•

Strong, seasoned and creative management team. We have built a strong and dedicated senior leadership team. Most of our leadership team has significant ETP or financial services industry experience in fund operations, regulatory and compliance oversight, product development and management or marketing and communications. We also continue to expand our global digital assets team, which is focused on growing existing and developing new investment products, indexes and strategies that provide exposure to digital assets, along with new blockchain-enabled products and services across global markets. Whether through ETPs, digital assets or decentralized finance, we will continue to be a trusted provider of innovative products and services guided by proactive engagement and regulatory collaboration. We believe that our team has demonstrated an ability to innovate as well as recognize and respond to market opportunities and effectively execute our strategy and has a proven track record including developing an ETP sponsor from the ground up despite significant competitive regulatory and operational barriers.

•

Strong performance. We create our own indexes, most of which weight companies in our equity ETFs by a measure of fundamental value and are rebalanced annually. By contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. We also offer actively managed ETFs, as well as ETFs based on third-party indexes. In evaluating the performance of our U.S. listed equity, fixed income and alternative ETFs against actively managed and index based mutual funds and ETFs, over 80% of our U.S. listed AUM covered by Morningstar were in the top two quartiles of peer performance on the very short (1 year) and very long (15 year) timeframes. In addition, over 40% of our U.S. listed AUM is rated 4- or 5-star by Morningstar.

•

Differentiated product set, powered by innovation and performance. Our products span a variety of traditional and high growth asset classes covering equity, commodity, fixed income, leveraged-and-inverse, currency, cryptocurrency and alternative strategies, and include both passive and actively managed funds. We are also developing next-generation digital products and structures, including Digital Funds and tokenized assets. Our innovations include the following:

•

the WisdomTree Prime™ mobile application, our blockchain-native digital wallet, which will serve as a new direct-to-consumer channel positioning us as an early mover and industry leader in blockchain-enabled financial services;

•	the tokenization of real-world assets like physical gold (i.e., gold tokens) and U.S. dollars (i.e., dollar tokens);

•

the WisdomTree Short-Term Treasury Digital Fund as well as nine other digital or blockchain-enabled mutual funds that will use blockchain technology to maintain a secondary record of their respective shares on one or more blockchains (e.g., Stellar or Ethereum);

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

Our product development strategy utilizes our Modern Alpha approach, which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Self-indexing is a significant component of this approach. Many of our products are based on proprietary WisdomTree indexes which we believe gives us several advantages. First, it minimizes our third-party index licensing fees, which increases our profitability. Second, because we develop our own intellectual property, we are intimately familiar with our strategies and able to effectively communicate their value proposition in the market with research content and support. Third, it can enhance our speed to market and first mover advantage. Fourth, because these indexes are proprietary to WisdomTree, we may face similar competition, but we never face exact competition. Our expertise in product development combined with our self-indexing capabilities provides a strategic advantage, enabling us to launch innovative products. Building on our heritage of innovation, we are also developing next-generation digital products and structures, including Digital Funds and tokenized assets.

•

Extensive marketing, research and sales efforts. We have invested significant resources to establish the WisdomTree brand and to promote our products through online and television targeted advertising, social media, as well as through our public relations efforts. Close to 40% of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisors, independent advisory firms and institutional investors who invest in our ETPs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisors and institutional investors and we believe that by strategically aligning these advisor relationships and marketing campaigns with targeted research and sales initiatives and products that align with market sentiment, we differentiate ourselves from our competitors.

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

Our Growth Strategies

We are a global financial innovator, offering a well-diversified suite of world-class ETPs, models and solutions, with AUM of $82.0 billion as of December 31, 2022. We are at the forefront of innovation and believe that tokenization and leveraging the utility of blockchain technology is the next evolution in financial services. We are building the foundation that will allow us to lead in this coming evolution. WisdomTree Prime™, our blockchain-native digital wallet, will position us to expand our blockchain-enabled financial services product offerings with a new direct-to-consumer channel where spending, saving and investing are united. As we continue to pursue our digital assets strategy, we are embracing a concept we refer to as “responsible DeFi,” which we believe upholds the foundational principles of regulation in this innovative and rapidly evolving space. We believe that our expansion into digital assets will complement our existing core competencies in a holistic manner, diversify our revenue streams and contribute to our growth. Our strategy includes the following:

•

Launch innovative ETPs that diversify our product offerings and revenues. We have launched many first-to-market ETFs in the U.S. and pioneered alternative weighting and performance methods we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Our growth plan includes the following:

•	target new global product launches filling strategic gaps and seizing tactical opportunities; and

•

to be a leader in the ESG space. Our ESG offerings include our ex-state-owned methodology which supports our conviction that government-owned companies, particularly in emerging markets, can often have a negative impact on long-term performance. We offer four distinct ex-state-owned approaches in emerging markets. We also offer broad-based U.S. equity strategies through three products that combine the potential performance benefits of our multifactor methodology with ESG attributes to meet investors’ evolving needs. Our AUM in these products totaled $3.1 billion at December 31, 2022, ranking us seventh in the U.S. by ESG assets under management. In 2021, we also launched our ESG model portfolios, our first models with explicit and specific ESG objectives split roughly between the demographic and social shift and environmental pressures families.

•

Establish ourselves as a leader in digital assets and blockchain-enabled financial services. We continue to make progress and pursue our initiatives in connection with our digital assets business to establish ourselves as a leader in the digital assets industry. Key milestones related to our blockchain-enabled financial services innovation and business development include the following:

•	continued development of our blockchain-native digital wallet, WisdomTree Prime™, which is currently in beta testing with a nationwide rollout targeted in 2023;

•	we tokenized real-world assets like physical gold (i.e., gold tokens) and U.S. dollars (i.e., dollar tokens);

•

the SEC declared effective the registration of the WisdomTree Short-Term Treasury Digital Fund and nine other digital or blockchain-enabled mutual funds which provide a variety of different exposures to fixed income and equity securities. Each Digital Fund will use blockchain technology to maintain a secondary record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but will not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies;

•	FINRA approved our limited purpose broker-dealer, WT Securities, to operate as a mutual fund retailer, which will allow it to facilitate transactions in Digital Funds offered in WisdomTree Prime™;

•

we made various other digital asset and blockchain-related regulatory filings and have applications pending in the U.S. as we position ourselves to become a leader in asset tokenization and digital or blockchain-enabled funds, including through federal and state regulated entities;

•

we hired a dedicated team across the U.S., U.K, and Ireland focused exclusively on technology, compliance, legal, product, marketing, research and education related to digital assets, DeFi and blockchain technology;

•

we completed investments in Securrency, Inc., or Securrency, a blockchain-based financial services infrastructure provider for regulated funds and tokenized assets, Fnality International Limited, or Fnality, a company focused on creating a peer-to-peer digital wholesale settlement ecosystem comprised of a consortium of financial institutions, and Onramp Invest, Inc., or Onramp, a technology firm that provides access to digital assets for registered investment advisers;

•

we developed the RWM WisdomTree Crypto Index, which offers digital assets exposure to separately managed accounts through our collaboration with Ritholtz Wealth Management LLC, Onramp and Gemini Trust Company, LLC;

•	we launched eight crypto ETPs in Europe, including a bitcoin and ether ETP, crypto asset basket ETPs and other exposures;

•

the WisdomTree Enhanced Commodity Strategy Fund (GCC) became the first U.S. listed ETF to add bitcoin futures exposure with inclusion of up to 5% bitcoin futures allocation, and the WisdomTree Managed Futures Fund (WTMF) subsequently added bitcoin futures exposure, also with inclusion of up to 5% bitcoin futures allocation;

•

we launched the WisdomTree +Crypto Model Portfolios to serve as an educational resource for advisors through our collaboration with Onramp and Gemini, as well as supported a new digital asset variable annuity product by Federal Life through the development of our +Crypto Model Portfolios; and

•	we filed registration statements with the SEC for the WisdomTree Bitcoin Trust and the WisdomTree Ethereum Trust.

•

Foster deeper client relationships through technology-enabled and research-driven solutions. We believe technology is altering the way financial advisors conduct business. Our award-winning Advisor Solutions program and our Model Adoption Center, or the MAC, provide technology-enabled and research-driven solutions to help financial advisors address technology challenges and grow and scale their businesses.

The Advisor Solutions program includes:

•

access to over 40 model portfolios, which are currently available on a number of platforms, including TD Ameritrade, Merrill Lynch, Morgan Stanley, Envestnet, 55ip and others. Our model portfolios are a natural extension of our research capabilities and provide advisors access to an open-architecture approach, a tenured team and a firm dedicated to innovation and value creation. As part of this initiative, we launched a series of model portfolios in collaboration with Professor Jeremy Siegel;

•

providing customized portfolio and asset allocation services through our Portfolio & Growth Solutions program to support registered investment advisers and independent broker dealers in building, implementing, and managing their client portfolios while providing strategic guidance for advisors to support their business growth;

•

access to portfolio construction tools such as our award-winning Digital Portfolio Developer, an enhanced portfolio construction tool that assists financial advisors in analyzing an existing investment portfolio by examining the data and providing alternative portfolio approaches to consider in seeking to improve outcomes based on different measures;

•	wealth investment research and ETF education; and

•	practice management resources, including access to thought leaders in behavioral finance, leadership, and transforming wealth management technology.

•

Deepen relationships with distribution platforms. We maintain relationships with certain distribution platforms that allow commission-free trading of our ETFs. These relationships are beneficial to us as they provide greater marketing privileges and access to the platforms’ advisors. As financial advisors continue to migrate away from mutual funds, we use our expertise in ETFs to build new relationships and educate advisors about the benefits of ETFs. Some of these relationships that exist today are with LPL Financial, BNY Mellon/Pershing, Raymond James, Cetera, Swissquote and others.

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

Employee Profile

At December 31, 2022, we had 273 full-time employees globally, consisting of 173 in the U.S. and 100 in Europe. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Diversity, Equity and Inclusion

We recognize that a diverse set of perspectives is critical to innovation and have built a diverse and inclusive workforce that includes all genders, races, religions, and ages, as well as those in the disabled community. We actively seek candidates from different backgrounds and outside traditional fields and reinforce our commitment to diversity through organizational policies, such as mandating fairness and equality for all employees and creating performance appraisal systems that are non-discriminatory.

Our Women’s Initiative Network, or WIN, is an employee-led network designed to provide opportunities and support from all genders for women at WisdomTree; career development and professional training opportunities; and female empowerment and leadership within the organization. Since its inception in 2019, WIN has held several successful global events, including panel discussions on women in the workforce featuring notable guest speakers; interactive seminars on topics including negotiation skills; workshops and coaching sessions to enhance confidence to speak up; and various roundtable forums, informal coffee catch-ups and in-person and virtual social gatherings to promote connectivity and increase engagement. WIN also produces weekly internal “spotlight” newsletters to increase visibility and raise the profile of our female employees and in 2022 expanded its efforts to promote their external visibility, leading to being shortlisted by Women in Asset Management USA for DEI Initiative of the Year, Employer of the Year, Advocate of the Year and Next Generation Leader of the Year.

We pride ourselves on the diversity of our employee base globally, inclusive of gender, race, ethnicity, age, gender identity, gender expression and sexual orientation, and seek to continuously strengthen our commitment to diversity, equity and inclusion, or DEI. In 2020, after engaging with a DEI-focused external consulting firm, we conducted an employee survey and several focus groups. The output from these exercises was incorporated into a DEI strategic plan and resulted in the formation of an employee-led DEI Council in 2021. The objectives of this plan include driving clarity and accountability around our commitment to fostering an inclusive culture where all employees feel empowered to do their best work; building trust across differences to ensure employees feel a sense of community and belonging; providing clear paths for growth and development opportunities; and elevating diverse voices and perspectives. The DEI Council is comprised of senior leaders and employees and provides oversight and guidance in connection with the implementation of programs contemplated by the DEI strategic plan. The DEI Council seeks to foster a diverse, equitable and inclusive workplace culture in support of WisdomTree’s DEI vision. In 2022, the DEI Council continued to assess diversity across the firm through employee surveys and launched a DEI workshop series aimed at giving employees practical tools to use in building and fostering an inclusive culture.

Employee Wellness, Health and Safety

The wellbeing of our employees is a primary focus. In response to the COVID-19 pandemic, we established a committee that led a coordinated strategy and acted quickly, implementing significant changes across the organization to protect our people. Our entire global workforce transitioned seamlessly and worked remotely and successfully throughout the pandemic. We continue to provide frequent communications to keep our employees informed about health, safety and remote working logistics and offer expanded health, wellness and other benefits. For example, we support employees with their information technology needs, provide a monthly stipend to cover remote work-related business expenses and provide guidance for managers to ensure that employees remain connected and maintain physical, mental and emotional wellbeing. We also continue to offer numerous wellness programs including meditation and yoga classes, health webinars, a weekly wellness newsletter and access to mental health professionals and other resources. We also offer flexible paid time-off and sick leave policies to provide employees additional flexibility.

As the virtual work environment during the pandemic led to efficiencies, increased transparency and further collaboration throughout our business, we continue to maintain a “remote first” philosophy. This means that time in the office is not prescribed, and individuals and teams are empowered to determine how they work best, based on their role, while remaining accountable for achieving individual and team outcomes. This decision was made after soliciting feedback from our employees, a significant number of whom were highly supportive of these plans. In keeping with “remote first,” we terminated the lease for our principal executive offices in New York and London and now maintain a smaller office footprint to better align with the number of employees expected to collaborate in person on any given day, while providing a space for employees to work and socialize. As the safety and security of our employees who choose to work in our office space is of critical importance, we have selected office buildings with robust security procedures, fire safety and sanitation and health practices.

Compliance, Training and Development

We comply with all applicable government laws, rules and regulations and it is the responsibility of each employee to adhere to the standards and restrictions imposed by those laws, rules and regulations. All new employees attend a compliance training session with a compliance officer, and thereafter, employees are required to attend firmwide annual compliance training and to complete compliance certifications annually and in some instances, quarterly.

As we believe that our employees are our greatest asset, we recognize the importance of investing in their continued development. We provide a variety of opportunities for our employees to build new skills and further their career development. These include job-specific training courses, virtual executive lunches and webinars hosted by various departments to gain a holistic view of the Company. We also support employees continuing education, including through our educational assistance program. In addition, we invest in our current and future leaders through leadership development courses and coaching, and through our WIN mentorship program, we connect WIN members of all genders with leaders who can help them achieve their career development goals. We also hold monthly town halls to inform our employees of business developments and job openings for those seeking career development opportunities.

Employee Engagement

We believe engaging our employees is key to fostering new ideas and driving commitment and productivity. We communicate frequently and transparently with our employees through a variety of communication methods, including an annual global virtual offsite, monthly town halls and firmwide weekly emails championing the team’s work. We also seek feedback from our employees through annual engagement surveys and follow-up pulse surveys on various topics.

We also believe it is important to celebrate employee and Company accomplishments. In 2022, we celebrated our third annual “Team Alpha” Awards to mark significant events and successes and to recognize employees who led those successes while exhibiting extraordinary teamwork and demonstrating strong character. Over 100 nominations were submitted and narrowed down by a selection committee. The winners received a modest incentive compensation award, the opportunity to donate to a charity of their choice and to recognize other employees who assisted them.

The success of our employee engagement efforts is demonstrated by our employee retention rate of approximately 88% in 2022. We also achieved overall positive results from our 2022 global employee engagement survey, with a 96% participation rate. Additionally, in the U.S., we were named a 2022 Best Places to Work in Money Management by Pension & Investments for the third consecutive year and six years total and were selected as the top firm within the category for managers with 100-499 employees. We were also named Best WorkPlace for medium-sized companies in the U.K. for a third consecutive year and a 2022 Best Workplace for Women for medium-sized companies by Great Place to Work.

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

Our Product Categories

U.S. Equity

We offer equity products that provide access to the securities of large, mid and small-cap companies located in the U.S., as well as particular market sectors and styles. Our U.S. Equity products track our own indexes, the majority of which are fundamentally weighted as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe weighting equity markets by dividends and income, rather than by market capitalization, can provide investors with better risk-adjusted returns over longer term periods in core equity exposures. Total AUM of our U.S. Equity products was $24.1 billion at December 31, 2022.

Commodity & Currency

We offer products in Europe with exposure to gold and other precious metals and commodities such as silver and platinum, oil and energy, agriculture and broad basket commodities. Our currency products provide investors with exposure to developed and emerging markets currencies, as well as exposures to foreign currencies relative to the U.S. dollar. Total AUM of our Commodity & Currency products was $22.1 billion at December 31, 2022.

Fixed Income

Our Fixed Income products seek to enhance income potential within the fixed income universe. We offer a suite of rising rate bond products based on leading fixed income benchmarks we license from third parties. We also launched the industry’s first smart beta corporate bond suite. Other product offerings include those that seek to track a yield-enhanced index of U.S. investment grade bonds and international fixed income products which are denominated in either local or U.S. currencies. Total AUM of our Fixed Income products was $15.3 billion at December 31, 2022.

International Developed Market Equity

Our International Developed Market Equity products offer a variety of strategies including currency hedged and dynamic currency hedged products, exposures to large, mid and small-cap companies in these markets and multifactor strategies. Total AUM of our International Developed Market Equity products was $10.2 billion at December 31, 2022.

Emerging Market Equity

Our Emerging Market Equity products provide access to exposure of large, mid and small-cap companies located in Taiwan, China, India, Russia, South Africa, South Korea and other emerging markets regions. These products also track our own indexes, which are fundamentally weighted focusing on securities of companies that pay regular cash dividends or that have generated positive cumulative earnings over a certain period. Total AUM of our Emerging Market Equity products was $8.1 billion at December 31, 2022.

Leveraged & Inverse

We offer leveraged products which seek to achieve a return that is a multiple of the performance of the underlying index and inverse products that seek to deliver the opposite of the performance in the index or benchmark they track. Strategies span across equity, commodity, government bond and currency exposures. Total AUM of our Leveraged & Inverse products was $1.8 billion at December 31, 2022.

Alternatives

Our Alternative products include the industry’s first managed futures strategy ETF and a global real return ETF. We also offer a dynamic long/short U.S. equity ETF, a dynamic bearish U.S. equity ETF and a collateralized put write strategy ETF on the S&P 500 index. We also intend to explore additional alternative strategy products in the future. Total AUM of our Alternative products was $0.3 billion at December 31, 2022.

Cryptocurrency

Our cryptocurrency ETPs in Europe provide investors with a simple, secure and cost-efficient way to gain exposure to the price of cryptocurrencies, while utilizing the best of traditional financial infrastructure and product structuring. We offer exposures to bitcoin, ether, crypto asset baskets and other cryptocurrency exposures. Total AUM of our cryptocurrency products was $0.1 billion at December 31, 2022.

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

We have developed an extensive network and relationships with financial advisors and we believe that our ETPs and related research are well structured to meet their needs and those of their clients. We have taken steps to enhance and form new relationships through our Advisor Solutions program, including providing customized portfolio and asset allocation services through our Portfolio & Growth Solutions program to support registered investment advisers and independent broker dealers in building, implementing and managing their client portfolios while providing strategic guidance for advisors to support their business growth. Our Advisor Solutions program also provides technology-enabled and research-driven solutions to help financial advisors grow and scale their businesses.

In addition, senior and academic advisors of ours participate as keynote speakers in various industry and WisdomTree hosted conferences and events. Our sales professionals act in a consultative role to provide financial advisors with value-added services. We seek to consistently grow our network of financial advisors and we opportunistically seek to introduce new products and services that best deliver our investment strategies to investors through these distribution channels. We have our own team of 65 sales professionals globally as of December 31, 2022.

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

Marketing

Our marketing efforts are focused on the following objectives: increase our global brand awareness, leverage a robust data-driven digital sales experience to generate new clients and drive inflows to our products and model portfolios and retain existing clients, with a focus on cross-selling additional WisdomTree ETPs. We also anticipate launching marketing campaigns to drive awareness and user adoption for WisdomTree Prime™ and to position ourselves to become a leader in asset tokenization and blockchain-enabled funds. We pursue these objectives utilizing the following strategies:

•

Targeted advertising. We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising to promote our ETPs runs exclusively on the cable networks CNBC, Fox Business and Bloomberg. Television advertising will also be utilized to promote WisdomTree PrimeTM. Also, our digital advertising runs on many investing and ETF-specific web sites, such as www.etftrends.com and www.etfdatabase.com, using targeted dynamic and personalized ad messaging. We recently introduced non-linear TV advertising that leverages the same targeted segments of users who use streaming devices. In Europe, we filter the targeting of promotions by both region and language, focusing heavily on professional investors.

•

Media relations. We have a full-time global corporate communications and public relations team that has established relationships with major financial media outlets. We utilize these relationships to help increase global awareness of the WisdomTree ETPs, the ETP industry in general in the U.S. and Europe and our digital assets efforts. Several members of our management team and multiple members of our research team are frequent market commentators and conference panelists.

•

Database Messaging Strategy. We have a database of financial advisors to which we regularly market through a series of messages across channels (email, display, site) that are triggered based on user interest and predictive analytics, on-demand research presentations, ETP-specific or educational events and presentations, and market commentary from our senior investment strategy adviser, Professor Jeremy Siegel. Additionally, in the U.S., we communicate to our retail database about new product launches and provide ETF education.

•

Social media. We have implemented a social media strategy that allows us to connect directly with financial advisors and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continually enhance our brand reputation of expertise and thought leadership in the ETP industry. For example, we have an established presence on LinkedIn, Twitter, Instagram, Reddit and YouTube, and our blog content is syndicated across multiple business-oriented websites. We also plan to leverage the strength and reach of our existing brand, in addition to utilizing a highly focused “test, learn, iterate” paid and social media marketing strategy, to drive awareness and user adoption for WisdomTree Prime™.

•

Sales support. We create comprehensive materials to support our sales process, including whitepapers, research reports, webinars, blogs, podcasts, videos and performance data for our products. Our marketing automation system connects seamlessly to our database of financial advisors to provide the sales team with additional insights about their clients.

We will continue to evolve our marketing and communication efforts in response to changes in the ETP industry, market conditions, marketing trends and our evolving strategy around digital assets.

Research and Chief Investment Office

Our research team and chief investment office, or CIO, has four core functions: product development and oversight, investment research, model portfolio management and sales support across equities, fixed income, alternatives, crypto and asset allocation portfolios. In its index and active product development and oversight role, the group is responsible for creating the investment methodologies and overseeing the maintenance of indexes and active strategies. The team also provides a variety of investment research around these indexes and markets and manages a series of model portfolios that incorporate WisdomTree and third-party products for various investment platforms, including WisdomTree Prime™. Our research is typically academic-type research to support our products, including white papers on the strategies underlying our indexes and ETPs, investment insights on current market trends, and types of investment strategies that drive long-term performance. We distribute our research and insights through our sales professionals, online through our website and blog, targeted emails to financial advisors, or through financial media or social media outlets. Finally, the team supports our sales professionals in meetings as market experts and through custom analysis on client portfolio holdings. In addition, we consult with our senior advisers, including Professor Jeremy Siegel, on product development ideas, model collaboration and market commentaries.

Product Development

We are focused on driving continued growth through innovative product development including through our Modern Alpha approach and our digital assets offerings. Modern Alpha combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective products that are built to perform.

Due to our proprietary index development capabilities and a strategic focus on product development, we have demonstrated an ability to launch innovative and differentiated ETPs. Building on our heritage of innovation, we are also developing next-generation digital products and structures, including Digital Funds and tokenized assets. When developing new products, we seek to position ourselves as first to market, offering improvement in structure or strategy relative to an incumbent product or offering some other key distinction relative to an incumbent product. In short, we want to add choice in the market and seek to introduce thoughtful investment solutions. Lastly, when launching new products, we seek to expand and diversify our overall product line.

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

ETPs are now available for virtually every asset class including equities, fixed income, commodities, alternative strategies, leveraged-and-inverse, currencies and cryptocurrencies (with greater access to markets outside of the U.S.). Existing players have broadened their suite of products offering strategies that are, in some cases, similar to ours and large traditional asset managers are also launching ETPs, some with similar strategies as well. There remain substantial areas for sponsors to continue to innovate, including with respect to cryptocurrency, liquid alternative, thematic and ESG strategies.

Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures and commodities, but also in non-market capitalization weighted or factor-based exposures and commodities. Fee reductions by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitors that are currently unavailable to us. Newer players have also been entering the ETP industry and frequently seek to differentiate by offering ETPs at a lower price point. Funds are being offered with fees of 20 basis points or less, which have attracted approximately 78% of the net flows globally during the last three years. However, while these low-cost products have accumulated a significant amount of AUM recently, we estimate that these same funds represent only approximately 33% of global revenues.

Being a first mover, or one of the first providers of ETPs in a particular asset class, can be a significant advantage, as the first ETP in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive product. We believe that our early launch of products in a number of asset classes or strategies, including fundamental weighting and currency hedging, along with commodities including gold, certain fixed income, alternative and thematic categories and our ESG offerings, positions us well to maintain our standing as one of the leaders of the ETP industry. Additionally, we believe that our affiliated indexing or “self-indexing” model, as well as our more recent active ETFs, enable us to launch proprietary products that do not have direct competition and are positioned to generate alpha versus benchmarks. As investors increasingly become more comfortable with the product structure, we believe there will be a greater focus on after-fee performance rather than using ETPs primarily as low-cost market access vehicles. While we have selectively lowered fee rates on certain products that have yet to attain scale, and there is no assurance that we will not lower fee rates on certain products in the future, our strategy continues to include launching new funds in the same category with a differentiated exposure at a lower fee rate, rather than reducing fees on existing products with a significant amount of AUM, long performance track records, and secondary market liquidity, which continue to remain competitively priced for the value provided, among other factors. We generally believe we are well positioned from a product pricing perspective.

We also have been positioning ourselves to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of DeFi to deliver transparency, choice and inclusivity to customers and consumers around the world. Our products are expanding to include asset tokenization and digital or blockchain-enabled mutual funds, leveraging federal and state regulated entities. In 2022, the SEC declared effective the registration of the WisdomTree Short-Term Treasury Digital Fund and nine other Digital Funds, which provide a variety of different exposures to fixed income and equity securities. FINRA also approved our limited purpose broker-dealer, WT Securities, to operate as a mutual fund retailer, which will allow it to facilitate transactions in Digital Funds offered in WisdomTree Prime™. Further, we have tokenized real-world assets like physical gold (i.e., gold tokens) and U.S. dollars (i.e., dollar tokens). These products are being developed with the ability to be recorded and/or transferred on multiple public and/or permissioned blockchains with interoperability between blockchains. We believe this expansion will complement our core competencies in a holistic manner, diversify our revenue streams and contribute to our growth. Competition in the digital assets industry on a global basis is increasing, ranging from large, established financial incumbents to smaller, early-stage financial technology providers and companies. There are jurisdictions with more stringent and robust regulatory and compliance requirements than others which could impact the ability of a company to compete in the digital assets industry. We are embracing a concept we refer to as “responsible DeFi” for our anticipated and expanded products and services which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space. We remain committed to being a trusted provider of innovative products and services guided by proactive engagement and continued collaboration with current and new regulators.

Our ability to successfully compete will depend largely on offering innovative products through traditional ETPs and digital asset exposures (and more broadly in blockchain-enabled finance, including savings and payments), having strong internal controls and risk management infrastructure to enable customer trust, generating strong after-fee performance and track records, embracing regulation, developing distribution relationships, promoting thought leadership and a differentiated solutions program, building upon our brand and attracting and retaining talented sales professionals and other employees.

Regulatory Framework of the ETP Industry and Digital Assets Business

Introduction

ETPs

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

Digital Assets

As we continue to make progress and pursue various initiatives in connection with our digital assets business, we believe it is necessary and important to do so in compliance with applicable laws and regulations. As a result, we are actively engaged or plan to be engaged with a variety of U.S. federal and state regulators (e.g., the SEC, FINRA, New York Department of Financial Services (NYDFS) and other state regulators) to secure, as necessary, the appropriate regulatory, registration and/or licensing approvals for various business initiatives and operations, including but not limited to: a New York state-chartered limited purpose trust company; money services and money transmitter business; broker-dealer; investment adviser; and investment funds. As we seek to expand globally, similar approvals and/or reliance on exemptions will be required in applicable foreign markets, which may also involve approvals specific to a digital asset or related business. If we are successful in securing the appropriate regulatory, registration and/or licensing approvals, or otherwise relying on, seeking or confirming exemptions therefrom, for these different initiatives in connection with our digital assets business, we will be subject to a myriad of complex and evolving global policy frameworks and associated regulatory requirements that we would need to comply with, or otherwise be exempt from, in seeking to ensure that our digital asset products and services are successfully brought to different markets in a compliant manner. We remain committed to being a trusted provider of innovative products and services guided by proactive engagement and regulatory collaboration.

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

We are primarily subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:

•

The Investment Advisers Act of 1940 (Investment Advisers Act). The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. WisdomTree Asset Management, Inc., or WT Asset Management, and WisdomTree Digital Management, Inc., or WT Digital Management, two of our subsidiaries, are registered as investment advisers under the Investment Advisers Act and, as such, are regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous and broad obligations, including, among others, recordkeeping requirements, operational procedures, and registration, reporting and disclosure obligations.

•

The Investment Company Act of 1940 (Investment Company Act). All of our Digital Funds and U.S. listed ETFs are registered with the SEC pursuant to the Investment Company Act. These products must comply with the applicable requirements of the Investment Company Act and other regulations, such as those related to publicly offering and listing shares, as well as requirements of Rule 6c-11, or the ETF Rule, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure, transparency and governance. In addition, the SEC recently finalized new rules and/or rule amendments related to valuation, fund of fund investing, derivatives and marketing/advertising, with compliance deadlines throughout 2022, and the SEC is expected to continue to propose new and/or revised provisions under the Investment Company Act that will impact current and future digital fund and ETF operations and/or investments.

•

Broker-Dealer Regulations. WT Securities is a FINRA member firm. As a limited purpose broker-dealer, WT Securities will operate as a mutual fund retailer for the Digital Funds offered through WisdomTree Prime™. This business is separate from other WisdomTree subsidiaries operating as Digital Fund and ETF sponsors in the U.S. which are not required to be registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended, or Exchange Act. However, many of our employees, including all of our salespersons, are licensed with FINRA and are registered either as associated persons of WT Securities or the distributor of the WisdomTree Digital Funds and U.S. listed ETFs and, as such, are subject to the regulations of FINRA that relate to licensing, continuing education requirements and sales practices. FINRA also regulates the content of our marketing and sales material.

•

Federal Money Services Business and State Money Transmission Laws. WisdomTree Digital Movement, Inc. is operating as a money services business registered with the Financial Crimes Enforcement Network, or FinCEN, and is seeking state money transmitter licenses to operate a platform for the purchase, sale and exchange of digital assets, while also providing digital wallet services through WisdomTree Prime™ to facilitate such activity. Navigating state regulations across the U.S. provides compliance challenges and significant costs as regulations and expectations differ between states, with different states seeking to achieve different objectives with their regulations, from consumer protection to preventing money laundering. In addition, licensure requirements are quickly evolving (including regulators not permitting certain activities related to digital assets pursuant to such licenses), with the associated timeframes for licensure increasing and licensure being further complicated by recent market events and bankruptcies of firms in the digital assets space.

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

•

U.S. Commodity Futures Trading Commission (CFTC) and National Futures Association (NFA). Regulations adopted by the CFTC have required WT Asset Management to become a member of the NFA and register as a commodity pool operator for a select number of our ETFs.

•

Exchange Listing Requirements. Each WisdomTree U.S. listed ETF is listed on a secondary market (each, an Exchange), including NYSE Arca, the NASDAQ Market and the CBOE Exchange, and accordingly is subject to the listing requirements of these Exchanges. Any new WisdomTree U.S. listed ETF will seek listing on an Exchange and also will need to meet continued Exchange listing requirements, which generally align with requirements of the ETF Rule. However, the SEC or an Exchange may ultimately determine not to allow the issuance of potential new WisdomTree U.S. listed ETFs or may require strategy modifications as part of the registration and/or listing process.

In addition, our common stock is listed on the New York Stock Exchange and we are therefore also subject to its rules including corporate governance listing standards, as well as federal and state securities laws.

•

FINRA Rules. FINRA rules and guidance may affect how WisdomTree U.S. listed ETFs are sold by member firms. Although we currently do not offer so-called leveraged ETFs in the U.S., which may include within their holdings derivative instruments such as options, futures or swaps to obtain leveraged exposures. FINRA guidance, the recently effective SEC Rule 18f-4, or the Derivatives Rule, and/or other future rules or regulations may influence how member firms effect sales of certain WisdomTree U.S. listed ETFs, such as our currency ETFs, or how such ETFs operate, which also use some forms of derivatives, including forward currency contracts and swaps, our international hedged equity ETFs, which use currency forwards, and our rising rates bond ETFs and alternative strategy ETFs, which use futures or options.

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

Jersey-Domiciled Issuers (Managed by WisdomTree Management Jersey Limited)

One of our subsidiaries, WisdomTree Management Jersey Limited, or ManJer, is a Jersey based management company providing investment and other management services to several Jersey-domiciled issuers, or ManJer Issuers, of exchange-traded commodities, or ETCs, each of which was established as a special purpose vehicle to issue exchange-traded securities. All ETCs are listed and marketed across the European Union, or EU, under Regulation (EU) 2017/1129 of the European Parliament and of the Council of 14 June 2017 (as amended), or the Prospectus Regulation. Since January 4, 2021, the Central Bank of Ireland, or Central Bank, approves all ETC Base Prospectuses (with the exception of WisdomTree Issuer X Limited’s prospectus which is approved by the Swedish Financial Supervisory Authority) as meeting the requirements imposed under EU law pursuant to the Prospectus Regulation. Such approval relates only to those securities to be admitted to trading on a regulated market for the purpose of Markets in Financial Instruments Directive (recast) – Directive 2014/65/EU of the European Parliament and the Council, or MiFID II, and/or which are to be offered to the public in any European Economic Area, or EEA, Member State. All ETC prospectuses (except WisdomTree Issuer X Limited’s prospectus) are also approved by the Financial Conduct Authority, or FCA, as U.K. Listing Authority, as competent authority pursuant to the U.K. version of Regulation (EU) No 2017/1129 of the European Parliament and the Council of 14 June 2017 on the form and content of such prospectuses and repealing Directive 2003/71/EC which is part of U.K. law by virtue of the European Union (Withdrawal) Act 2018, or the U.K. Prospectus Regulation. Each prospectus (except WisdomTree Issuer X Limited’s prospectus) is prepared, and a copy is sent to the Jersey Financial Services Commission, or JFSC, in accordance with the Collective Investment Funds (Certified Funds – Prospectuses) (Jersey) Order 2012. Each ManJer Issuer (other than WisdomTree Issuer X Limited) has obtained a certificate under the Collective Investment Funds (Jersey) Law 1988 (as amended), to enable it to undertake its functions in relation to its ETCs. At the request of the relevant ManJer Issuer, the Central Bank has notified the approval of the Base Prospectus in accordance with the Prospectus Regulation to other EU listing authorities, including Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, the Netherlands, Norway, Poland, Spain and Sweden, by providing them with certificates of approval attesting that the Base Prospectus has been prepared in accordance with the Prospectus Regulation. Each issuer may request the Central Bank to provide competent authorities in other EEA Member States with such certificates for the purposes of making a public offer in such Member States and/or for admission to trading of all or any securities on a regulated market. WisdomTree Issuer X Limited’s program for the issuance of WisdomTree digital securities does not constitute a collective investment fund for the purpose of the Collective Investment Funds (Jersey) Law 1988 (as amended) as it satisfies the requirements of Article 2 of the Collective Investments Funds (Restriction of Scope) (Jersey) Order 2000. A copy of WisdomTree Issuer X Limited’s prospectus has been delivered to the Registrar of Companies in Jersey in accordance with Article 5 of the Companies (General Provisions) (Jersey) Order 2002, and the Registrar has consented to its circulation. The JFSC has consented under Article 4 of the Control of Borrowing (Jersey) Order 1958

to the issue of the WisdomTree digital securities by WisdomTree Issuer X Limited. The prospectus of WisdomTree Issuer X Limited is also recognized by the Swiss Prospectus Office.

The ManJer Issuers are primarily subject to the following legislation and regulatory requirements:

•

The Companies (Jersey) Law 1991. Each ManJer Issuer is incorporated as a public limited liability company under the Companies (Jersey) Law 1991. Therefore, the ManJer Issuers are required to comply with various obligations under the Companies (Jersey) Law 1991 such as, but not limited to, convening general meetings, keeping proper books and records and filing financial statements.

•

The Foreign Account Tax Compliance Act, or FATCA, which was passed as part of the Hiring Incentives to Restore Employment (HIRE) Act, generally requires that foreign financial institutions and certain other non-financial foreign entities report on the foreign assets held by their U.S. account holders or be subject to withholding on withholdable payments. The HIRE Act also contained legislation requiring U.S. persons to report, depending on the value, their foreign financial accounts and foreign assets. ETCs benefit from the so called “listing exemption” and Jersey local authorities have determined that for companies which can benefit from such exemption the filing of a nil report is optional.

•

The Common Reporting Standards, or CRS, were developed by the Organization for Economic Cooperation and Development and is a global reporting standard for the automatic exchange of information. The ManJer Issuers will need to conduct FATCA style due diligence and annual local reporting in relation to financial accounts held directly and indirectly by residents of those jurisdictions with which the Foreign Financial Institutions (FFIs) jurisdiction of residence has signed an Intergovernmental Agreement (IGA) to implement the CRS. Unlike FATCA, there is no clear listing exemption available under the CRS so the ManJer Issuers are required to conduct full due diligence to identify such accounts and report on them on an annual basis to their local tax authorities, at least in respect of the certificated interests and primary market issuances. However, Jersey tax authorities have applied less onerous reporting obligations to interests such as ETCs that are regularly traded on an established securities market and are held through CREST, the U.K. based central securities depository.

The ManJer Issuers are also primarily subject to the following legislation and regulatory requirements:

•

The Collective Investment Funds (Jersey) Law 1988. Each ManJer Issuer (other than WisdomTree Issuer X Limited) is a collective investment fund and therefore required to comply with the obligations under the Collective Investment Funds (Jersey) Law 1988 and the Code of Practice for Certified Funds.

•

The Prospectus Regulation. The Base Prospectus of each ManJer Issuer has been drafted, and any offer of ETCs in any EEA Member State that has implemented the Prospectus Regulation is made in compliance with the Prospectus Regulation and any relevant implementing measure in such Member States.

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

•

MiFID II. MiFID II covers a wide range of areas that affect the relevant issuer and distributor, such as product governance, a definition of complex products which captures all physical and synthetic ETCs and the production of a European MiFID template, or an EMT, to facilitate the dissemination of relevant information to the markets and distributors in relation to each financial product.

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

WisdomTree Issuer X Limited is also primarily subject to the following legislation and regulatory requirements:

•

The Control of Borrowing (Jersey) Order 1958. WisdomTree Issuer X Limited is required to comply with the obligations under the Control of Borrowing (Jersey) Order 1958 in respect of its issue of the WisdomTree digital securities.

•

The Companies (General Provisions) (Jersey) Order 2002. WisdomTree Issuer X Limited is required to comply with the obligations under the Companies (General Provisions) (Jersey) Order 2002 in respect of its circulation of the WisdomTree digital securities prospectus.

Irish-Domiciled Issuer of UCITS ETFs (Managed by WisdomTree Management Limited)

The investment management industry in Ireland is subject to both Irish domestic law and EU law. The Central Bank of Ireland, or the Central Bank, is responsible for the authorization and supervision of collective investment schemes, or CIS, in Ireland. CIS’s are also commonly known as funds/schemes. There are two main categories of funds authorized by the Central Bank, Undertakings for Collective Investment in Transferable Securities (UCITS) and funds that are not UCITS known as alternative investment funds. ETFs form part of the Irish and European regulatory frameworks that govern UCITS, with ETFs having been the subject of specific consideration at the European level which is then repeated and/or interpreted by Irish regulators and the Central Bank in regulations and related guidance issued by the Central Bank.

One of our subsidiaries, WisdomTree Management Limited, is an Ireland based management company authorized in Ireland providing collective portfolio management services to WisdomTree Issuer ICAV, or WTICAV, and WisdomTree UCITS ETFs. The WisdomTree UCITS ETFs are issued by WTICAV. WTICAV, a non-consolidated third party, is an Irish-collective-asset-management vehicle, or ICAV, organized in Ireland and is authorized as a UCITS by the Central Bank. All UCITS have their basis in EU legislation and once authorized in one EEA Member State, may be marketed throughout the EU, without further authorization. This is described as an EU passport. The WisdomTree UCITS ETFs have been registered with the FCA under the Temporary Permissions Regime and thus continue to be available to U.K. investors.

WTICAV is established and operated as an ICAV with segregated liability between its sub-funds. The sub-funds are segregated portfolios, each with their own investment objective and policies and assets. Each sub-fund has a separate approval from the Central Bank, and each is structured as an ETF. Each sub-fund tracks a different index. The index must comply with regulatory criteria that govern, among others, the eligibility and diversification of its constituents, and the availability of information on the index such as the frequency of calculation of the index, the index’s transparency, its methodology and frequency of calculation. Each sub-fund is listed on a European stock exchange and has shares admitted to trading on the London Stock Exchange and, accordingly, is subject to the listing requirements of those exchanges.

WTICAV is primarily subject to the following legislation and regulatory requirements:

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

•

The Irish Collective Asset-Management Vehicle Act 2015 (“ICAV Act”). WTICAV is registered as an ICAV under the ICAV Act. Therefore, WTICAV is required to comply with various obligations under the ICAV Act such as, but not limited to, keeping proper books and records. The segregation of liability between sub-funds means there cannot be, as a matter of Irish law, cross-contamination of liability between sub-funds. Therefore, the insolvency of one sub-fund cannot affect another sub-fund.

•

EMIR. EMIR provides for OTC derivative contracts to be submitted to central clearing and imposes, inter alia, margin posting and other risk mitigation techniques, reporting and record keeping requirements. WTICAV uses OTC derivatives instruments to hedge the currency risk of some of its sub-funds, which are subject to EMIR. WTICAV has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc. The Central Bank has been designated as the competent authority for EMIR.

•

BMR. The BMR is directly applicable law across the EU and applies to certain “administrators,” “contributors” and “users” of benchmarks with the aim of reducing the risk of benchmark manipulation and promoting confidence in their integrity and that of the financial markets which they support. Since WTICAV issues financial instruments that reference a benchmark, it will be required to comply with applicable obligations as set out under the BMR. In addition, non-EU administrators of benchmarks are required to satisfy a number of requirements to enable the benchmarks they provide to be used in the EU. To ensure investor protection, the BMR provides equivalence, recognition and endorsement conditions under which third country benchmarks may be used by supervised entities in the EU. Since we control the provision of benchmarks, we are required to comply with applicable obligations within the timeframes set out under the BMR.

•

Regulation (EU) No 1286/2014 of the European Parliament and of the Council of 26 November 2014 on key information documents for packaged retail and insurance-based investment products (“PRIIPS”). As above, WisdomTree’s ETCs have been subject to PRIIPS since January 1, 2018. On January 1, 2023, PRIIPS also began to apply to UCITS. WTICAV has been producing and publishing these KIDs for share classes of the sub-funds of the ICAV since January 1, 2023.

•

Regulation on Disclosures (EU/2019/2088) (“SFDR”) and the EU Taxonomy Regulation (2020/852) (“EU Taxonomy”). SFDR requires WisdomTree Management Limited, as a UCITS management company, to disclose in a consistent and harmonized manner how environmental, social and governance, or ESG, factors are adopted in its decision-making process. SFDR also requires certain pre-contractual and periodic disclosure requirements for in scope WTICAV sub-funds, such as UCITS financial products. Level 1 of SFDR requirements applied from March 1, 2021 and Level 2 of the SFDR requirements applied from December 1, 2022. The EU Taxonomy Regulation amends the disclosure requirements in place under SFDR. The EU Taxonomy disclosures for the economically sustainable objectives of climate change mitigation and climate change adaptation were applicable from January 1, 2022, while the requirement for disclosures for the remaining objectives applied from January 1, 2023. The WTICAV Prospectus, as well as supplements and product pages of the WTICAV sub-funds in scope of SFDR and EU Taxonomy, have been updated to reflect the respective regulatory requirements.

•

Regulation (EU) 2019/1156 on the cross-border distribution framework (“CBDF”). The CBDF amend the UCITS Directive to increase the harmonization of cross-border marketing between both (a) the UCITS regime and (b) different practices adopted by EU member states and came into effect on August 2, 2021. The CBDF eliminated the need for WTICAV to have local paying agents within EU member states the sub-funds passported into, but introduced rules around marketing communications, pre-marketing notifications and the discontinuation of marketing.

•

Regulatory technical standards on settlement discipline (“CSDR”). CSDR introduced measures to prevent settlement failures, with settlement failures resulting in penalty charges applied by the Central Securities Depositaries to failing parties. Since most WTICAV sub-funds employ physical replication using equities and bonds, trades in these equities that take place within the EU come into scope of CSDR. This regulation came into force on February 1, 2022.

Irish-Domiciled Issuer (Managed by WisdomTree Multi Asset Management Limited)

One of our subsidiaries, WisdomTree Multi Asset Management Limited, is a Jersey based management company providing investment and other management services to WisdomTree Multi Asset Issuer PLC, or WMAI, in respect of the ETPs issued by WMAI. WMAI, a non-consolidated third party, is a public limited company incorporated in the laws of Ireland. It was established as a special purpose vehicle for the purposes of issuing collateralized exchange-traded securities, or ETP Securities, under the Collateralized ETP Securities Programme described in its Base Prospectus. WMAI is a ‘qualifying company’ within the meaning of section 110 of the Taxes Consolidation Act 1997 (as amended), of Ireland. WMAI is not authorized or regulated by the Central Bank by virtue of issuing ETPs.

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

At the request of WMAI, the Central Bank has notified the approval of the Base Prospectus in accordance with the Prospectus Regulation to the Commissione Nazionale per le Societá e la Borsa (the Italian financial supervisory authority), the Bundesanstalt für Finanzdienstleistungsaufsicht (the German Federal Financial Supervisory Authority), the Financial Market Authority of Austria, the Commission de Surveillance du Secteur Financier (the financial regulator in Luxembourg), the Finanstilsynet (the Norwegian financial supervisory authority), the Autorité des Services et Marchés Financiers (the Belgian Financial Services and Markets Authority), the Finanstilsynet (the Danish Financial Supervisory Authority), the Finanssivalvonta (the Finnish Financial Supervisory Authority), the Autorité des Marchés Financiers (the French Authority for the Financial Markets), the Autoriteit Financiële Markten (the Netherlands Authority for the Financial Markets), the Komisja Nadzoru Finansowego (the Polish Financial Supervisory Authority), the Comisión Nacional del Mercado de Valores (the Securities Market Commission in Spain) and Finansinspektionen (the Swedish Financial Supervisory Authority) by providing them, inter alia, with certificates of approval attesting that the Base Prospectus has been prepared in accordance with the Prospectus Regulation. WMAI may request the Central Bank to provide competent authorities in other EEA Member States with such certificates whether for the purposes of making a public offer in such Member States or for admission to trading of all or any ETP Securities on a regulated market therein or both.

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

•

The Prospectus Regulation. The Base Prospectus has been drafted, and any offer of ETP Securities in any EEA Member State that has implemented the Prospectus Regulation is made in compliance with the Prospectus Regulation and any relevant implementing measure in such Member States.

•

EMIR. WMAI hedges its payment obligations in respect of the ETP Securities by entering into swap transactions with swap providers, which are subject to EMIR. The Central Bank has been designated as the competent authority for EMIR and, to assess compliance with EMIR, requests that WMAI submits annually an EMIR Regulatory Return.

•	BMR. Since WMAI issues financial instruments that reference a benchmark, it also will be required to comply with applicable obligations under the BMR.

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

•	CSDR. As above, CSDR introduced measures to prevent settlement failures, with settlement failures resulting in penalty charges applied by the Central Securities Depositaries to failing parties.

Intellectual Property

We regard our name, WisdomTree, as material to our business and have registered the WisdomTree name and logo design as a service mark with the U.S. Patent and Trademark Office and in various foreign jurisdictions. We also have registered Modern Alpha as a service mark with the U.S. Patent and Trademark Office and in various foreign jurisdictions and have applied for trademark registration of the WisdomTree Prime™ name and logo design.

Many of our index-based equity ETFs are based on our own indexes and we do not license them from, nor do we pay licensing fees to, third parties for these indexes. We do, however, license third-party indexes for certain of our fixed income, currency and alternative ETFs.

On March 6, 2012, the U.S. Patent and Trademark Office issued to us our patent on Financial Instrument Selection and Weighting System and Method, which is embodied in our dividend weighted equity indexes. We currently do not rely upon our patent for a competitive advantage.

Available Information

Company Website and Public Filings

Our website is located at www.wisdomtree.com, and our investor relations website is located at https://ir.wisdomtree.com. We make available, free of charge through our investor relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Further corporate governance information, including board committee charters and our code of business conduct and ethics, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Market Risks

Declining prices of securities, gold and other precious metals and other commodities and changes in interest rates and general market conditions can adversely affect our business by reducing the market value of the assets we manage or causing WisdomTree ETP investors to sell their fund shares and trigger redemptions.

We are subject to risks arising from declining prices of securities, gold and other precious metals and other commodities, which may result in a decrease in demand for investment products, a higher redemption rate and/or a decline in AUM. The financial markets are highly volatile and prices for financial assets may increase or decrease for many reasons, including general economic conditions, trade uncertainties, rising or falling interest rates, the strengthening or weakening of the U.S. dollar, events such as the COVID-19 pandemic and the war in Ukraine, political events, acts of terrorism and other matters beyond our control. Substantially all our revenues are derived from advisory fees earned on our AUM, in both the international and U.S. markets. As a result, our business can be expected to generate lower revenues in declining market environments or general economic downturns. Such adverse conditions would likely cause the value of our AUM to decrease, which would result in lower advisory fees, or cause investors in the WisdomTree ETPs to sell their shares in favor of investments they perceive to offer greater opportunity or lower risk, thus triggering redemptions that would also result in decreased AUM and lower fees.

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

At December 31, 2022, 55% of our AUM was concentrated in ten of our WisdomTree ETPs with approximately 20% in four of our domestic equity ETFs, 16% in the WisdomTree Floating Rate Treasury Fund, or USFR, 13% in three of our precious metal products and 6% in two of our emerging markets ETFs. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

Declining commodity prices, and gold prices in particular, including as a result of changes in demand for commodities and gold as an investment, could materially and adversely affect our business.

At December 31, 2022, approximately 16% of our AUM were in ETPs backed by gold and approximately 11% were in ETPs backed by other commodities. Precious metals such as gold are often viewed as “safe haven” assets as they tend to attract demand during periods of economic and geopolitical uncertainty. Accommodative monetary policies are also favorable as the opportunity cost of forgoing investment in interest-bearing assets is low. Market conditions that are not conducive to investment in precious metals, such as a rising interest rate environment, may lead to declining prices that are linked to our ETPs and thereby adversely affect our AUM and revenues. We cannot provide any assurance that our products backed by precious metals will benefit from favorable market conditions. In addition, changes in long-term demand cycles for commodities generally and cyclicality in demand for commodities as an investment asset, could reduce demand for certain of our products, limit our ability to successfully launch new products and also may lead to redemptions by existing investors.

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

At December 31, 2022, approximately 29% and 12% of our AUM was held in products with exposure to the U.S. and international developed markets, respectively. Therefore, the success of our business is closely tied to various conditions in these markets which may be affected by domestic and foreign political, social and economic uncertainties, monetary policies conducted in these regions and other factors.

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

Third-Party Provider Risks

We currently primarily depend on Mellon Investments Corporation, Newton Investment Management North America, LLC and Voya Investment Management Co., LLC to provide portfolio management services, State Street Bank and Trust Company to provide us with critical administrative services to operate our business and our U.S. listed ETFs, and other third parties to provide many other critical services to operate our business and our U.S. listed ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm investors in our products.

We depend on third-party vendors to provide us with many services that are critical to operating our business, including Mellon Investments Corporation, Newton Investment Management North America, LLC and Voya Investment Management Co., LLC as sub-advisers providing portfolio management services, and State Street Bank and Trust Company, or State Street, to provide custody services, fund accounting, administration, transfer agency and securities lending services. We also rely on third-party providers to perform index calculation services for our indexes and a third-party distributor for our products. The failure of any of these key vendors to provide us and our products with these services could lead to operational issues and result in financial loss to us and investors in our products.

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

We currently depend on Swissquote Bank Ltd and Coinbase Custody Trust LLC to provide us with critical custody services for digital currencies that back WisdomTree digital assets. The failure of Swissquote and/or Coinbase to adequately safeguard these digital assets could materially adversely affect our business and harm investors in this product.

Products that are backed by digital currencies are subject to the risks associated with the custody of digital assets, including the risk that the digital currencies or the blockchain infrastructure could be impacted by hacks or other malicious actions. WisdomTree Issuer X Limited is reliant on the security procedures and infrastructure of the custodian to safeguard the underlying digital currency cryptographic keys. There is no guarantee that the arrangements of the custodian will fully protect from loss of assets. Damage to the infrastructure or loss of these assets may render the digital currency inaccessible and adversely impact the value of an investment in digital assets. The digital currencies may also be exposed to the Internet briefly before reaching the secure accounts of the custodian. There are additional risks involved with an investment backed by digital currencies such as changes to the protocol (such as forks) which could damage the reputation of digital assets or result in losses for investors. The risks associated with digital currencies and the failure of the custodian to safeguard the underlying assets could result in financial loss to us and investors in our products and our recovery of any losses from a custodian may be inadequate. The custodians perform additional services to crypto ETPs that may derive additional revenue by delegating a part of our assets to validate transactions on the relevant blockchain (“staking”). There are certain operational and technological risks associated with staking such as penalties due to bad validator behavior. Operational and technical errors in the context of staking could damage the reputation of digital assets or result in losses for investors.

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

Competition and Distribution Risks

The asset management business is intensely competitive, and we may experience pressures on our pricing and market share, which could reduce revenues and profit margins.

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

In addition, the adoption of Rule 6c-11, or the ETF Rule, removed the need to file for exemptive relief in order to issue ETFs, thereby creating fewer barriers to entry for competitors. We continue to expect that additional companies, both new and traditional asset managers, will enter and expand in the ETP space.

Also, non-transparent active ETFs have been launched. These products are not required to disclose their holdings daily, as most ETFs currently are required to do. Such products may allow traditional actively managed mutual fund sponsors to compete more effectively against ETFs.

Several ETP sponsors with whom we directly compete continue to migrate toward offering low and no fee products targeting gains in market share. Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures and commodities, but also in non-market capitalization weighted or factor-based exposures and commodities. Fee reductions by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitor that are unavailable to us. Newer players have also been entering the ETP industry and frequently seek to differentiate by offering ETPs at a lower price point. Funds are being offered with fees of 20 basis points or less, which have attracted approximately 78% of the net flows globally during the last three years. Fee reduction by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend.

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

We rely on third-party distribution channels to sell our products and increased competition, a failure to maintain business relationships and other factors could adversely impact our business.

We rely on various third-party distribution channels, including registered investment advisers, wirehouse and institutional channels to sell our products. Increasing competition, a failure to maintain business relationships and other factors could impair our distribution capabilities and increase the cost of conducting business. In addition, several of the largest custodial platforms and online brokerage firms eliminated trading commissions for ETFs. Our arrangements with these platforms had offered us preferred or exclusive access for our products, enabling investors to purchase our products without paying commissions. Exclusivity is no longer available, and we can provide no assurance that access to new opportunities will arise. Any inability to access and successfully sell our products through our distribution channels could have a negative effect on our AUM levels and adversely impact our business.

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

We could lose our entire investments in companies including Securrency and Fnality if they are unable to raise capital, execute their respective business plans and successfully grow their businesses, which would have a material impact on our financial condition and results of operations.

We currently have various financial interests in companies including Securrency and Fnality valued at $35.7 million in the aggregate. If these entities are unable to raise capital, execute their respective business plans and successfully grow their businesses, we may be required to reduce the value of our financial interests in these companies on our financial statements, which would adversely impact our financial results. Furthermore, we could lose our entire financial interests in these entities if they are unable to satisfy their obligations as they become due and cease their operations. Writing off the entire value of our financial interests would have a material impact on our financial condition and results of operations and may cause a decline in the price of our common stock. See Note 8 to our Consolidated Financial Statements for additional information.

Operational Risks

Our European business subjects us to increased operational, regulatory, financial and other risks.

We face increased operational, regulatory, financial, compliance, reputational and foreign exchange rate risks as a result of conducting our business internationally. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our infrastructure to support our European business, could result in operational failures and regulatory fines or sanctions. If our European products and operations experience any negative consequences or are perceived negatively in non-U.S. markets, it may also harm our reputation in other markets, including the U.S. market.

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

We have launched products in Europe that are indexed to baskets of cryptocurrencies or that may allow for staking. We have outsourced the administrator, transfer agent and custodial functions for these products. While we typically outsource portfolio management services to third-party sub-advisers for our products, in this case, we instead act as determination agent and place buy and sell orders directly with a broker to rebalance these crypto basket ETPs in line with the indices. These rebalances occur either quarterly or annually depending on the product. Expanding trading volumes may increase the risk of trading errors. The failure of any of our vendors to provide us and our products with the outsourced services and our failure to correctly place trade orders could lead to operational issues and result in financial loss to us and/or investors in our products. For products through which we derive additional revenue by staking, we operationally delegate the relevant assets to validators in our role as determination agent. Operational errors in the process could materially affect our business and harm investors in these products.

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

While the medium to long-term consequences of the decision to leave the EU and application of the Trade and Cooperation Agreement remain uncertain, the U.K.’s withdrawal from the EU has led to political and economic instability and volatility in the financial markets of the U.K. and more broadly across Europe. It may lead to a weakening in consumer, corporate and financial confidence in such markets, which may in turn have a negative impact elsewhere in the EU and more widely. Among other things, the U.K.’s departure from the EU and the Trade and Cooperation Agreement could lead to instability, including volatility, in the foreign exchange markets, including volatility in the value of the pound sterling or the euro. Deteriorating business, consumer or investor confidence could lead to (i) reduced levels of business activity, (ii) higher levels of default rates and impairment and (iii) mark to market losses in trading portfolios resulting from changes in credit ratings, share prices and solvency of counterparties. These changes may impact how we conduct our business across Europe. This uncertainty also could impact the broader global economy, including by reducing investor confidence and driving volatility. Such uncertainty could lead to scenarios that adversely affect our business, including our revenues, from either a decrease in the value of our AUM or from outflows from our funds due to a perceived higher exposure of our Company to Brexit risk.

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

Our results of operations are impacted by the magnitude of our expenses and may fluctuate as a result of inflation, as well as discretionary spending, including additional headcount, accruals for incentive compensation, marketing, advertising, sales and other expenses we incur in connection with our operations. We are also establishing our digital assets business and expenses ultimately incurred in the near and long-term may be higher than anticipated. Accordingly, fluctuations in our expenses could materially affect our operating results and may vary from quarter to quarter.

Legal and Regulatory Risks

Compliance with extensive, complex and changing regulation imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

We are subject to extensive regulation of our business and operations. One of our U.S. subsidiaries, WT Asset Management, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act, with respect to the WisdomTree U.S. listed ETFs for which WT Asset Management acts as investment adviser. WT Asset Management is also a member of the NFA and registered as a commodity pool operator for certain of our ETFs. As a commodity pool operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force in the U.S. regarding our U.S. listed ETFs is subject to the regulatory authority of FINRA. The SEC has also recently adopted rule amendments, which are designed to modernize sales and marketing materials and, as a result, impact marketing materials. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our products that invest in securities of issuers in foreign countries, in the marketing, offer and/or sales of our products in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our ETPs issued by the ManJer Issuers, UCITS ETFs and ETPs issued by WMAI. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our or our ETPs’ failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us, our personnel or our ETPs is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us or our ETPs by regulators could harm our reputation and thus result in redemptions from our products and impede our ability to retain and attract investors in WisdomTree ETPs, all of which may reduce our revenues.

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

The regulatory environment in which we operate also is subject to modifications and further regulation. Concerns have been raised at various times about ETFs’ possible contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. In addition, the SEC approved a broad set of rules regarding data reporting and fund liquidity, fund valuation and funds’ use of derivatives, which are imposing additional expense and require additional administrative services and requirements, among other matters, in seeking to comply with the new rules. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us or investors in our products also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Compliance with new laws and regulations may result in increased compliance costs and expenses.

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

From time to time, we may be subject to litigation. In any litigation in which we are involved, we may be forced to incur costs and expenses to defend ourselves or to pay a settlement or judgment or comply with any injunctions in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, an unfavorable outcome in any such litigation, including claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €15.8 million ($16.9 million), could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Note 15 to our Consolidated Financial Statements for additional information.

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

Competition risks

Competition in the digital assets industry on a global basis is increasing, ranging from large, established financial incumbents to smaller, early-stage financial technology providers and companies. There are jurisdictions with more stringent and robust regulatory and compliance requirements than others which could impact the ability of a company to compete in the digital assets industry. Our ability to successfully compete will depend largely on offering innovative products through digital asset exposures (and more broadly in blockchain-enabled finance, including savings and payments), having strong internal controls and risk management infrastructure to enable customer trust, embracing regulation, developing strategic partnerships with participants in the digital assets ecosystem and broader financial services ecosystem, promoting thought leadership and consumer education or awareness, building upon our brand and attracting and retaining talented employees. Failure to do so could negatively impact the success of our digital assets business.

Outsourced service provider risks

We rely on third-party service providers in connection with different facets of our digital assets business, including but not limited to custodial arrangements, blockchain and wallet infrastructure, banking relationships, cloud computing, payment processors, data infrastructure, compliance support and product development, including mobile application development, all of which are critical to the success of our digital assets business. The loss of a critical third-party service provider could adversely impact our digital assets business, operating results, and financial condition. If any third-party service providers fail to adequately or appropriately render services to satisfy their obligations to us, or our customers or consumers on our behalf, such failure could negatively impact the success of our digital assets business. In addition, such third-party service providers may be subject to financial, legal, regulatory and labor issues, data security and cybersecurity incidents, denial-of-service attacks, sabotage, privacy breaches or violations, fraud and other misconduct which could directly or indirectly have an impact on our digital asset products and services.

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

In addition, we are actively engaged or plan to be engaged with a variety of U.S. federal and state regulators (e.g., the SEC, FINRA, NYDFS and other state regulators) to secure, as necessary, the appropriate regulatory, registration and/or licensing approvals for various business initiatives and operations, including but not limited to: a New York state-chartered limited purpose trust company; money services and money transmitter business; broker-dealer; investment adviser; and investment funds. As we seek to expand globally, similar approvals and/or reliance on exemptions will be required in applicable foreign markets, which may also involve approvals specific to a digital asset or related business. If we are successful in securing the appropriate regulatory, registration and/or licensing approvals, or otherwise relying on, seeking or confirming exemptions therefrom, for these different initiatives in connection with our digital assets business, we will be subject to a myriad of complex and evolving global policy frameworks and associated regulatory requirements that we would need to comply with, or otherwise be exempt from, in seeking to ensure our digital asset products and services are successfully brought to different markets in a compliant manner. Failure to secure and/or comply with any such approvals and exemptions could have an adverse effect on our digital assets business.

Blockchain infrastructure risks

The consensus or governance mechanisms of blockchain networks are subject to change and malfunctions and may not receive sufficient support from users and miners, which could negatively impact the blockchain network’s ability to grow and respond to challenges. In addition, blockchain networks face significant challenges in connection with the volume, speed and security of transactions and their efforts to increase or enhance such characteristics of the blockchain network may not be successful. If the digital asset awards for verifying and confirming transactions on a blockchain network are not sufficiently high to incentivize miners, miners may cease to verify and confirm such transactions or otherwise demand higher fees, which could negatively affect the value of a digital asset.

Blockchain technology risks

Blockchain technology is a relatively new and untested technology which operates as a distributed ledger. Blockchain systems could be vulnerable to fraud, particularly if a significant minority of participants colluded to defraud the rest. Access to a given blockchain requires an individualized key, which if compromised, could result in loss due to theft, destruction or inaccessibility. There is little regulation of blockchain technology other than the intrinsic public nature of the blockchain system. Any future regulatory developments could affect the viability and expansion of our use of blockchain technology. There are currently a number of competing blockchain platforms with competing intellectual property claims. The uncertainty inherent in these competing technologies could cause companies to use alternatives to blockchain. In addition, blockchain networks may undergo technological developments, such as the Ethereum blockchain’s change in September 2022 from proof-of-work mining to a blockchain based on proof-of-stake validation. Segments of the mining community were against this change, which was complex and involved a merger of the then existing Ethereum blockchain with the new Ethereum blockchain, which could potentially lead to greater centralization. Further, certain miners and other users resisted adoption of the new Ethereum blockchain and it is possible that the two Ethereum blockchains (among potentially others) will endure and compete going forward, which may also slow or impede transactions. The risks associated with blockchain technology may not emerge until the technology is widely used, which could adversely impact our digital assets business.

Fork risks

Blockchain software is generally open-source. Any user can download the software, modify it and then propose that the blockchain network adopt the modification. When a modification is introduced and a substantial majority of users consent to the modification, the change is implemented and the blockchain network remains uninterrupted. However, if less than a substantial majority of users consent to the proposed modification, and the blockchain consensus mechanism, such as that used by Ethereum, allows for the modification to nonetheless be implemented by some users and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the blockchain network (and the blockchain), with one version running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two (or more) versions of the blockchain network running in parallel, but with each version’s native asset lacking interchangeability. Additionally, a fork could be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. If a fork occurs, the original blockchain and the forked blockchain could potentially compete with each other for users and other participants, leading to a loss of these for the original blockchain. A fork could adversely affect our digital assets business.

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

Other Company Risks

Responding to actions of activist stockholders against us has been costly and the possibility that activist stockholders may wage proxy contests or seek representation on our Board of Directors in the future may be disruptive and cause uncertainty about the strategic direction of our business.

During fiscal year 2022, we were the target of stockholder activism whereby certain investors (the “Investor Group”) notified us of their intention to nominate three director candidates to stand for election to the Board of Directors at the 2022 Annual Meeting of Stockholders. On May 25, 2022, we entered into a cooperation agreement (the “Cooperation Agreement”) with the Investor Group whereby we agreed to, among other things, increase the size of our Board of Directors by two directors to a total of nine directors and appoint Lynn S. Blake and Deborah Fuhr to the Board of Directors. As part of the Cooperation Agreement, the Investor Group agreed to customary standstill provisions, which are currently in effect and will remain in effect until the earlier of (a) the date that is 30 calendar days prior to the deadline for the submission of director nominations by stockholders for the 2023 Annual Meeting of Stockholders and (b) the date that is 90 calendar days prior to the first anniversary of the 2022 Annual Meeting of Stockholders. Responding to actions by the Investor Group has been costly. Actions by activist stockholders to seek representation on our Board of Directors in the future may similarly impact us and could cause uncertainty about the strategic direction of our business.

Activist stockholders, such as the Investor Group, may from time to time attempt to effect changes in our strategic direction, and in furtherance thereof, may seek changes in how our Company is governed. Our Board of Directors and management strive to maintain constructive, ongoing communications with our stockholders, including the Investor Group, and welcome their views and opinions with the goal of enhancing value for all stockholders. However, an activist campaign that seeks to replace members of our Board of Directors or changes in our strategic direction could have an adverse effect on us because:

•

responding to actions by activist stockholders is costly and may be disruptive, time-consuming and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

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

The market price of our common stock has been fluctuating significantly and may continue to do so, depending upon many factors, some of which may be beyond our control, including:

•	the ultimate duration of the COVID-19 pandemic or the war in Ukraine and their short-term and long-term impact on our business and the global economy;

•	actions of activist stockholders against us, which have been costly and may be disruptive and may cause uncertainty about the strategic direction of our business;

•	decreases in our AUM;

•	variations in our quarterly operating results;

•	differences between our actual financial operating results and those expected by investors and analysts;

•	publication of research reports about us or the investment management industry;

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

We currently have outstanding $60.0 million in aggregate principal amount of 4.25% convertible senior notes due 2023, $150.0 million of 3.25% convertible senior notes due 2026 and $130.0 million in aggregate principal amount of 5.75% convertible senior notes due 2028, which we collectively refer to as the Convertible Notes. Holders of the Convertible Notes have the right to require us to repurchase their notes upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events (each, a “fundamental change”), at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, as described in the respective indentures between us and the trustee. In addition, upon conversion of the Convertible Notes, we will be required to make cash payments in respect of the notes being converted as described in the indentures. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Further, if the fundamental change also constitutes a change of control under the Certificate of Designations for our Series A Preferred Stock and we are required to make other redemption payments as a result of the change of control, we would be required to satisfy that obligation before making any payments on the notes. Our failure to repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture.

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

In connection with the ETFS Acquisition, we issued 14,750 shares of preferred stock, or Preferred Shares, to ETFS Capital, which are convertible into 14,750,000 shares of our common stock, subject to certain restrictions. ETFS Capital also has redemption rights for the Preferred Shares to protect against corporate events such as our having an insufficient number of shares of authorized common stock to permit full conversion and if, upon a change of control of us, ETFS Capital does not receive the same amount per Preferred Share that it would have received had the Preferred Shares been converted prior to a change of control. Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. The redemption value of the Preferred Shares was $78.0 million at December 31, 2022.

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

Provisions of Delaware law, our certificate of incorporation and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our Board of Directors. These provisions include:

•	a classified Board of Directors, which will be phased out over a two-year period concluding at our 2024 annual meeting of stockholders;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings;

•	the ability of our Board of Directors to make, alter or repeal our by-laws; and

•	the authority of our Board of Directors to issue preferred stock with such terms as our Board of Directors may determine.

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

Any determination as to the payment of dividends or stock repurchases, as well as the level of such dividends or repurchases, will depend on, among other things, general economic and business conditions, our level of AUM, our strategic plans, our financial results and condition, limitations associated with new credit facilities or other agreements that could limit the amount of dividends we are permitted to pay or the stock we may repurchase, and any applicable laws. For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which includes an excise tax that would impose a 1% surcharge on stock repurchases, which may impact our financial results beginning in fiscal year 2023. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient income from our business, we may need to reduce or eliminate the payment of dividends on our common stock or cease repurchasing our common stock. Any change in our stock repurchases or the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.

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

ITEM 2.    PROPERTIES

Effective May 1, 2022, we relocated our principal executive office to 250 West 34th Street, 3rd Floor, New York, New York pursuant to a license agreement that expires in April 2025, with the option to terminate in April 2024. This reduced footprint as compared to our prior headquarters better aligns with the number of employees expected to collaborate in person on any given day. While we believe having a physical office space for employees to work and socialize is important, we remain committed to our “remote first” philosophy in which employees primarily work remotely on a permanent basis. We believe that this space is sufficient to meet our needs until the expiration of the license agreement.

ITEM 3.    LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by the SEC, CFTC, NFA, state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 15 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €15.8 million ($16.9 million).

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “WT.” As of December 31, 2022, there were 247 holders of record of shares of our common stock and we believe there were approximately 14,000 beneficial owners of our common stock.

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

On February 22, 2022, our Board of Directors approved an increase of $85.7 million to our share repurchase program and extended the term for three years through April 27, 2025. There were no shares repurchased during the three months ended December 31, 2022. As of December 31, 2022, approximately $100.0 million remained under this program for future purchases.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in thousands)
Period
October 1, 2022 to October 31, 2022	—	$—	—
November 1, 2022 to November 30, 2022	—	$—	—
December 1, 2022 to December 31, 2022	—	$—	—

Total	—	$—	—	$99,976

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

Introduction

We are a global financial innovator, offering a well-diversified suite of ETPs, models and solutions. We empower investors to shape their future and support financial professionals to better serve their clients and grow their businesses. We leverage the latest financial infrastructure to create products that provide access, transparency and an enhanced user experience. Building on our heritage of innovation, we are also developing next-generation digital products and structures, including Digital Funds and tokenized assets, as well as our blockchain-native digital wallet, WisdomTree Prime™.

We have approximately $82.0 billion in AUM as of December 31, 2022. Our family of ETPs includes products that provide exposure to equities, commodities, fixed income, leveraged-and-inverse, currency, cryptocurrency and alternative strategies. We have launched many first-to-market products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. We believe technology is altering the way financial advisors conduct business and through our Advisor Solutions program we offer technology-enabled and research-driven solutions including portfolio construction, asset allocation, practice management services and digital tools to help financial advisors address technology challenges and grow and scale their businesses.

We are at the forefront of innovation and believe that tokenization and leveraging the utility of blockchain technology is the next evolution in financial services. We are building the foundation that will allow us to lead in this coming evolution. WisdomTree Prime™, our blockchain-native digital wallet, is currently in beta testing and positions us to expand our blockchain-enabled financial services product offerings with a new direct-to-consumer channel where spending, saving and investing are united. As we continue to pursue our digital assets strategy, we are embracing a concept we refer to as “responsible DeFi,” which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space. We believe that our expansion into digital assets will complement our existing core competencies in a holistic manner, diversify our revenue streams and contribute to our growth.

Executive Summary

Our business continues to generate significant positive momentum while executing against our long-term strategic initiatives. We have meaningful opportunities ahead in both the ETFs, models and Advisor Solutions business and as an early mover in digital assets and blockchain-enabled financial services.

We are in the midst of our 10th consecutive quarter of net inflows and this past year generated over $12 billion of net flows, our strongest flowing year since 2015, representing organic flow growth of 16%. While we have had great success growing our U.S. Floating Rate Treasury Fund, or USFR, to over $13 billion in AUM, our total inflow profile is both broad and deep. During the year ended December 31, 2022, we gathered net inflows in 7 of our 8 major product categories, including U.S. Equity, which gathered over $3.3 billion of flows, a 14% pace of organic growth in 2022. AUM diversification and product performance have us well-positioned to continue on this growth trajectory.

Our models strategy is succeeding as we continue to expand both the number of our model partners as well as the number of models on partner platforms. We are focused on partner platforms such as Merrill Lynch, Morgan Stanley and others, as well as being an outsourced solution for smaller registered investment advisers and independent broker-dealers that make model portfolios easier to trade through our Portfolio & Growth Solutions which we launched in April 2022. Continued success in winning advisor mindshare should lead to model flows that are recurring in nature and stackable on top of our current inflow profile.

While we remain focused on providing investors with the best product structure to access various asset classes through ETFs, we believe that by leveraging blockchain technology, tokenized assets are the best product structure of tomorrow and future of financial services. Our commitment to our digital assets strategy is demonstrated through the achievement of key milestones which includes (i) continued development of our blockchain-native digital wallet, WisdomTree Prime™, which is currently in beta testing with a nationwide rollout targeted in 2023 (ii) the tokenization of real world assets like physical gold (i.e., gold tokens) and U.S. dollars (i.e., dollar tokens); (iii) the SEC declaring effective the registration of the WisdomTree Short-Term Treasury Digital Fund and nine other digital or blockchain-enabled mutual funds, which provide a variety of different exposures to fixed income and equity securities; and (iv) FINRA approving WT Securities to operate as a mutual fund retailer, which will allow it to facilitate transactions in Digital Funds offered in WisdomTree Prime™. We believe that these key milestones coupled with our ability to further execute on our digital assets strategy will serve as fundamental building blocks to solidify our position as an early mover, forward-thinking innovator and industry leader in blockchain-enabled financial services.

Additional business highlights include the following:

•	We launched a brand-expansion campaign, changed our name and ticker symbol and moved our listing to the New York Stock Exchange.

•

In the U.S., we were named a 2022 Best Places to Work in Money Management by Pension & Investments for the third consecutive year and six years total, and were selected as the top firm within the category for managers with 100-499 employees. We were also named Best WorkPlace for medium-sized companies in the U.K. for a third consecutive year and a 2022 Best Workplace for Women for medium-sized companies by Great Place to Work.

•

We won Best US Fixed Income ETF Issuer ($1 billion to $5 billion) at the ETF Express US Awards 2022 and Asset Manager Website of the Year for the second year in a row at the Mutual Fund Industry and ETF Awards 2022.

•

Strong product performance with over 80% of our U.S. listed AUM covered by Morningstar in the top two quartiles of peer performance on the very short (1 year) and very long (15 year) timeframes and over 40% of our U.S. listed AUM in 4- and 5-star funds (less than 5% in 1-and 2-star funds).

•	We launched 15 new European listed ETPs and three new U.S. listed ETPs.

•

We issued $130.0 million of convertible senior notes due 2028, retired $115.0 million of convertible senior notes due 2023 and returned approximately $22.8 million to our stockholders through our ongoing quarterly cash dividend and stock repurchases.

Market Environment

The following chart reflects the annual returns of the broad-based equity indexes and gold prices over the last three years.

Source: FactSet

U.S. Listed ETF Industry Flows

U.S. listed ETF net flows for the year ended December 31, 2022 were $567.2 billion. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP net flows were $74.2 billion for the year ended December 31, 2022. Equities and fixed income gathered the majority of those flows.

Source: Morningstar

Industry Developments

Asset Management – Consolidation

In the recent past, a number of acquisitions in the asset management industry have either been announced or completed. These trends have accelerated, as fee compression, cost pressures and increased regulations have weighed on the industry, highlighting the importance of scale and operating efficiency to compete in today’s market. We have significant opportunities ahead in both the ETFs, models and Advisor Solutions business and as an early mover in digital assets and blockchain-enabled financial services which positions us well for success to grow in this competitive landscape.

Components of Operating Revenue

Advisory fees

Substantially all of our revenues are comprised of advisory fees we earn from our ETPs. These advisory fees are calculated based on a percentage of the ETPs’ average daily net assets. Our weighted average fee rates by product category are as follows:

Commodity & Currency:	37bps	Leveraged & Inverse:	87bps
International Developed Market Equity:	50bps	Fixed Income:	16bps
U.S. Equity:	31bps	Alternatives:	58bps
Emerging Market Equity:	51bps	Cryptocurrency:	96bps

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

Other income

Other income includes rebates from swap providers to our European listed ETPs, creation/redemption fees earned on our European non-UCITS products and fees from licensing our indexes to third parties.

Components of Operating Expenses

Our operating expenses consist primarily of costs related to selling, operating and marketing our ETPs as well as the infrastructure needed to run our business.

Compensation and benefits

Employee compensation and benefits expenses are expensed when incurred and include salaries, incentive compensation, and related benefit costs. To attract and retain qualified personnel, we must maintain competitive employee compensation and benefit plans and amounts we pay may be affected by inflation. Virtually all of our employees receive incentive compensation which is variable and will fluctuate taking into consideration our operating and financial results, as well as discretion.

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

Fund management and administration

Fund management and administration expenses are expensed when incurred and are comprised of the following costs we pay third-party service providers to operate our ETPs and Digital Funds:

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

We depend on a number of parties to provide critical portfolio management services to our ETPs. The fees we pay our sub-advisers generally are the higher of the fixed minimums per fund, which range from $25,000 to $737,000 per year, or the percentage fee, which ranges between 0.01% and 0.20% per annum of average daily AUM at various breakpoint levels depending on the nature of the ETP. In addition, we pay certain costs based on transactions in our ETPs or based on inflow levels.

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

Professional fees

Professional fees are expensed when incurred and consist of fees we pay to corporate advisers including accountants, tax advisers, legal counsel, investment bankers, human resources or other consultants. Professional fees also include expenses we pay third-party service providers related to WisdomTree Prime™ and expenses incurred in response to an activist campaign. These expenses fluctuate based on our needs or requirements at the time. Certain of these costs are at our discretion and can fluctuate year to year.

Occupancy, communications and equipment

Occupancy, communications and equipment expense includes costs for our corporate headquarters in New York City as well as office related costs in our other locations.

Depreciation and amortization

Depreciation and amortization expense results from depreciation on fixed assets we purchase as well as amortization of internally-developed software, which are depreciated/amortized over three to five years.

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

Revaluation of deferred consideration–gold payments

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

Other losses and gains, net

Included herein are gains and losses arising from our financial instruments owned, the sale of gold earned from advisory fees paid by physically-backed gold ETPs, foreign exchange and other miscellaneous items. Also included are losses arising from the release of tax-related indemnification assets upon the expiration of the statute of limitations, for which an equal and offsetting benefit is recognized in income tax expense.

Income Taxes

Our income tax expense consists of taxes due to federal, various state and local and certain foreign authorities.

Expense Guidance for the Year Ending December 31, 2023

Compensation Expense

Our compensation expense for the year ending December 31, 2023 is currently estimated to range from $96.0 million to $106.0 million and takes into consideration variability in incentive compensation, the competitive landscape, inflationary pressures and hiring both in our core business and digital assets.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. We currently estimate our discretionary spending for the year ending December 31, 2023 to range from $56.0 million to $59.0 million.

Not included in the guidance above are any potential non-recurring expenses we may incur in response to a potential proxy contest. Such expenses could be material to our results of operations for the year ending December 31, 2023.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. For the year ending December 31, 2023, we currently estimate that our gross margin percentage will be 78% at current AUM and revenue levels and would anticipate margin expansion assuming continued organic flow growth.

Contractual Gold Payments

We currently estimate our contractual gold payments expense for the year ending December 31, 2023 to be approximately $18.0 million based upon current gold prices. This expense is measured based upon actual monthly average gold prices.

Third-Party Distribution Expense

We currently estimate third-party distribution expense to be approximately $8.0 million to $9.0 million for the year ending December 31, 2023, which is dependent upon the AUM growth on our respective platforms.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be approximately 23% for the year ending December 31, 2023, an increase from 22% during the prior year primarily due to the main rate of corporate taxation in the U.K. rising from 19% to 25% effective April 1, 2023.

This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items which may arise that are not currently forecasted. Such items may include, but are not limited to, any revaluation on deferred consideration–gold payments, reductions in unrecognized tax benefits and any stock-based compensation windfalls or shortfalls. Additional corporate tax legislation could also impact our normalized effective tax rate.

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

Our revenues are also highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETPs. Changes in product mix have led to a decline in our average advisory fee, which, for the years ended December 31, 2020, 2021 and 2022 were 0.40%, 0.41% and 0.38%, respectively.

The chart below sets forth the asset mix of our ETPs at December 31, 2020, 2021 and 2022:

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Year Ended December 31,
	2022	2021	2020
GLOBAL ETPs (in millions)
Beginning of period assets	$77,479	$67,392	$63,525
Assets sold	—	—	(778)
Inflows/(outflows)	12,182	4,660	(18)
Market (depreciation)/appreciation	(7,671)	5,446	4,663
Fund closures	(4)	(19)	—

End of period assets	$81,986	$77,479	$67,392

Average assets during the period	$76,974	$73,441	$61,166
Average advisory fee during the period	0.38%	0.41%	0.40%
Number of ETPs—end of the period	348	329	309

US LISTED ETFs (in millions)
Beginning of period assets	$48,210	$38,517	$40,600
Inflows/(outflows)	14,572	4,950	(1,253)
Market (depreciation)/appreciation	(6,807)	4,758	(830)
Fund closures	—	(15)	—

End of period assets	$55,975	$48,210	$38,517

Average assets during the period	$49,727	$44,335	$34,224
Number of ETPs—end of the period	79	75	67

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$29,269	$28,875	$22,925
Assets sold	—	—	(778)
(Outflows)/inflows	(2,390)	(290)	1,235
Market (depreciation)/appreciation	(864)	688	5,493
Fund closures	(4)	(4)	—

End of period assets	$26,011	$29,269	$28,875

Average assets during the period	$27,247	$29,106	$26,942
Number of ETPs—end of the period	269	254	242

PRODUCT CATEGORIES (in millions)

U.S. Equity
Beginning of period assets	$23,860	$18,367	$17,732
Inflows/(outflows)	3,346	1,543	765
Market (depreciation)/appreciation	(3,092)	3,950	(130)

End of period assets	$24,114	$23,860	$18,367

Average assets during the period	$22,886	$21,264	$15,397

Commodity & Currency
Beginning of period assets	$24,598	$25,879	$20,073
(Outflows)/inflows	(2,911)	(1,479)	472
Market appreciation/(depreciation)	401	198	5,334

End of period assets	$22,088	$24,598	$25,879

Average assets during the period	$23,406	$25,027	$23,755

Fixed Income
Beginning of period assets	$4,356	$3,309	$3,565
Inflows/(outflows)	11,299	1,131	(281)
Market (depreciation)/appreciation	(382)	(84)	25

End of period assets	$15,273	$4,356	$3,309

Average assets during the period	$9,039	$3,550	$3,540

	Year Ended December 31,
	2022	2021	2020

International Developed Market Equity
Beginning of period assets	$11,894	$9,414	$13,011
Inflows/(outflows)	101	1,260	(2,839)
Market (depreciation)/appreciation	(1,800)	1,220	(758)

End of period assets	$10,195	$11,894	$9,414

Average assets during the period	$10,568	$10,750	$9,500

Emerging Market Equity
Beginning of period assets	$10,375	$8,539	$6,400
Inflows/(outflows)	27	2,041	1,700
Market (depreciation)/appreciation	(2,286)	(205)	439

End of period assets	$8,116	$10,375	$8,539

Average assets during the period	$8,843	$10,619	$6,057

Leveraged & Inverse
Beginning of period assets	$1,775	$1,475	$1,131
Inflows/(outflows)	192	44	248
Market (depreciation)/appreciation	(213)	256	96

End of period assets	$1,754	$1,775	$1,475

Average assets during the period	$1,702	$1,674	$1,352

Alternatives
Beginning of period assets	$261	$215	$358
Inflows/(outflows)	91	39	(125)
Market (depreciation)/appreciation	(42)	7	(18)

End of period assets	$310	$261	$215

Average assets during the period	$298	$224	$251

Cryptocurrency
Beginning of period assets	$357	$168	$1
Inflows/(outflows)	36	84	76
Market (depreciation)/appreciation	(257)	105	91

End of period assets	$136	$357	$168

Average assets during the period	$230	$312	$30

Closed ETPs
Beginning of period assets	$3	$26	$1,254
Assets sold	—	—	(778)
Inflows/(outflows)	1	(3)	(34)
Market depreciation	—	(1)	(416)
Fund closures	(4)	(19)	—

End of period assets	$—	$3	$26

Average assets during the period	$2	$21	$1,284

Headcount	273	241	217

Note: Previously issued statistics may be restated due to fund closures and trade adjustments

Source: WisdomTree

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2022	2021
AUM (in millions)
Average AUM	$76,974	$73,441	$3,533	4.8%

Operating Revenues (in thousands)
Advisory fees	$293,632	$298,052	$(4,420)	(1.5%)
Other income	7,713	6,266	1,447	23.1%

Total revenues	$301,345	$304,318	$(2,973)	(1.0%)

Average AUM

Our average AUM increased 4.8% from $73.4 billion at December 31, 2021 to $77.0 billion at December 31, 2022 due to net inflows partly offset by market depreciation.

Operating Revenues

Advisory fees

Advisory fee revenues decreased 1.5% from $298.1 million during the year ended December 31, 2021 to $293.6 million in the comparable period in 2022 as higher average AUM was offset by a decline in our average advisory fee. Our average advisory fee decreased from 0.41% during the year ended December 31, 2021 to 0.38% during the year ended December 31, 2022 due to AUM mix shift.

Other income

Other income increased 23.1% from $6.3 million during the year ended December 31, 2021 to $7.7 million in the comparable period in 2022 primarily due to higher fees associated with our European listed products.

Operating Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2022	2021
Compensation and benefits	$97,897	$88,163	$9,734	11.0%
Fund management and administration	64,761	58,912	5,849	9.9%
Marketing and advertising	15,302	14,090	1,212	8.6%
Sales and business development	11,871	9,907	1,964	19.8%
Contractual gold payments	17,108	17,096	12	0.1%
Professional fees	13,800	7,616	6,184	81.2%
Occupancy, communications and equipment	3,898	4,629	(731)	(15.8%)
Depreciation and amortization	262	738	(476)	(64.5%)
Third-party distribution fees	7,656	7,176	480	6.7%
Other	8,705	6,933	1,772	25.6%

Total operating expenses	$241,260	$215,260	$26,000	12.1%

As a Percent of Revenues:	Year Ended December 31,
	2022	2021
Compensation and benefits	32.5%	28.9%
Fund management and administration	21.5%	19.4%
Marketing and advertising	5.1%	4.6%
Sales and business development	3.9%	3.3%
Contractual gold payments	5.7%	5.6%
Professional fees	4.6%	2.5%
Occupancy, communications and equipment	1.3%	1.5%
Depreciation and amortization	0.1%	0.2%
Third-party distribution fees	2.5%	2.4%
Other	2.9%	2.3%

Total operating expenses	80.1%	70.7%

Compensation and benefits

Compensation and benefits expense increased 11.0% from $88.2 million during the year ended December 31, 2021 to $97.9 million in the comparable period in 2022 due to higher incentive compensation and headcount. Headcount was 241 and 273 at December 31, 2021 and 2022, respectively.

Fund management and administration

Fund management and administration expense increased 9.9% from $58.9 million during the year ended December 31, 2021 to $64.8 million in the comparable period in 2022 primarily due to higher average AUM, product launches and inflows. We had 75 U.S. listed ETFs and 254 European listed ETPs at December 31, 2021 compared to 79 U.S. listed ETFs and 269 European listed ETPs at December 31, 2022.

Marketing and advertising

Marketing and advertising expense increased 8.6% from $14.1 million during the year ended December 31, 2021 to $15.3 million in the comparable period in 2022 primarily resulting from an increase in online and television advertising.

Sales and business development

Sales and business development expense increased 19.8% from $9.9 million during the year ended December 31, 2021 to $11.9 million in the comparable period in 2022 primarily resulting from increases in conference and events spending as well as market data costs.

Contractual gold payments

Contractual gold payments expense was essentially unchanged from the year ended December 31, 2021. This expense was associated with the annual payment of 9,500 ounces of gold and was calculated using the average daily spot price of $1,800 per ounce during the years ended December 31, 2021 and 2022, respectively.

Professional fees

Professional fees increased 81.2% from $7.6 million during the year ended December 31, 2021 to $13.8 million in the comparable period in 2022 due to $4.5 million incurred in response to an activist campaign and spending related to our digital assets business.

Occupancy, communications and equipment

Occupancy, communications and equipment expense decreased 15.8% from $4.6 million during the year ended December 31, 2021 to $3.9 million in the comparable period in 2022 as we reduced our office footprint in the U.S. and Europe.

Depreciation and amortization

Depreciation and amortization expense decreased 64.5% from $0.7 million during the year ended December 31, 2021 to $0.3 million in the comparable period in 2022 as we reduced our office footprint in the U.S. and Europe.

Third-party distribution fees

Third-party distribution fees increased 6.7% from $7.2 million during the year ended December 31, 2021 to $7.7 million in the comparable period in 2022 primarily due to new platform relationships in Europe and higher U.S. listed AUM on third-party platforms, partly offset by lower fees paid to our third-party marketing agent in Latin America.

Other

Other expenses increased 25.6% from $6.9 million during the year ended December 31, 2021 to $8.7 million in the comparable period in 2022 primarily due to higher insurance, public company compliance, travel and directors expenses.

Other Income/(Expenses)

(in thousands)	Year Ended December 31,		Change	Percent Change
	2022	2021
Interest expense	$(14,935)	$(12,332)	$(2,603)	21.1%
Gain on revaluation of deferred consideration	27,765	2,018	25,747	1,275.9%
Interest income	3,320	2,009	1,311	65.3%
Impairments	—	(16,156)	16,156	n/a
Other losses, net	(36,285)	(7,926)	(28,359)	357.8%

Total other expenses, net	$(20,135)	$(32,387)	$12,252	(37.8%)

	Year Ended December 31,
As a Percent of Revenues:	2022	2021
Interest expense	(5.0%)	(4.1%)
Gain on revaluation of deferred consideration	9.2%	0.7%
Interest income	1.1%	0.7%
Impairments	—	(5.3%)
Other losses, net	(12.0%)	(2.6%)

Total other expenses, net	(6.7%)	(10.6%)

Interest expense

Interest expense increased 21.1% from $12.3 million during the year ended December 31, 2021 to $14.9 million in the comparable period in 2022 due to a higher level of debt outstanding in the current period. Our effective interest rate during the years ended December 31, 2021 and 2022 was 4.6%.

Gain on revaluation of deferred consideration

We recognized a gain on revaluation of deferred consideration of $2.0 million and $27.8 million during the years ended December 31, 2021 and 2022, respectively. The gain was primarily due to an increase in the discount rate (from 9.0% to 11.0%) used to compute the present value of the annual payment obligations as well as a steepening of the forward-looking gold curve. The magnitude of any gain or loss is highly correlated to changes in the discount rate and the magnitude of the change in the forward-looking price of gold.

Interest income

Interest income increased 65.3% from $2.0 million during the year ended December 31, 2021 to $3.3 million in the comparable period in 2022 due to an increase in financial instruments owned.

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

Other losses, net

Other losses, net were ($7.9) million and ($36.3) million during the years ended December 31, 2021 and 2022, respectively. This includes a charge of $5.2 million and $19.9 million during the years ended December 31, 2021 and 2022, respectively, arising from the release of a tax-related indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. During the year ended December 31, 2021 and 2022, we also recognized losses on our financial instruments owned of $3.7 million and $16.5 million, respectively. In addition, during the year ended December 31, 2021, we recognized a gain of $0.8 million related to the remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business.

Gains and losses also generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for the year ended December 31, 2022 was negative 26.9%, resulting in an income tax benefit of $10.7 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a $19.9 million reduction in unrecognized tax benefits associated with the release of the tax-related indemnification asset described above, a reduction in the valuation allowance on foreign net operating losses, a non-taxable gain on revaluation of deferred consideration and a lower tax rate on foreign earnings. These items were partly offset by an increase in the deferred tax asset valuation allowance on losses recognized on financial instruments owned.

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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2021	2020
AUM (in millions)
Average AUM	$73,441	$61,166	$12,275	20.1%

Operating Revenues (in thousands)
Advisory fees	$298,052	$246,395	$51,657	21.0%
Other income	6,266	3,517	2,749	78.2%

Total revenues	$304,318	$249,912	$54,406	21.8%

Average AUM

Our average AUM increased 20.1% from $61.2 billion at December 31, 2020 to $73.4 billion at December 31, 2021 arising from market appreciation and net inflows.

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

Operating Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2021	2020
Compensation and benefits	$88,163	$74,675	$13,488	18.1%
Fund management and administration	58,912	56,728	2,184	3.8%
Marketing and advertising	14,090	11,128	2,962	26.6%
Sales and business development	9,907	10,579	(672)	(6.4%)
Contractual gold payments	17,096	16,811	285	1.7%
Professional fees	7,616	4,902	2,714	55.4%
Occupancy, communications and equipment	4,629	6,427	(1,798)	(28.0%)
Depreciation and amortization	738	1,021	(283)	(27.7%)
Third-party distribution fees	7,176	5,219	1,957	37.5%
Acquisition and disposition-related costs	—	416	(416)	n/a
Other	6,933	6,924	9	0.1%

Total operating expenses	$215,260	$194,830	$20,430	10.5%

As a Percent of Revenues:	Year Ended December 31,
	2021	2020
Compensation and benefits	28.9%	29.8%
Fund management and administration	19.4%	22.7%
Marketing and advertising	4.6%	4.5%
Sales and business development	3.3%	4.2%
Contractual gold payments	5.6%	6.7%
Professional fees	2.5%	2.0%
Occupancy, communications and equipment	1.5%	2.6%
Depreciation and amortization	0.2%	0.4%
Third-party distribution fees	2.4%	2.1%
Acquisition and disposition-related costs	n/a	0.2%
Other	2.3%	2.8%

Total operating expenses	70.7%	78.0%

Compensation and benefits

Compensation and benefits expense increased 18.1% from $74.7 million during the year ended December 31, 2020 to $88.2 million in the comparable period in 2021 due to higher incentive compensation and headcount. Headcount was 217 and 241 at December 31, 2020 and 2021, respectively.

Fund management and administration

Fund management and administration expense increased 3.8% from $56.7 million during the year ended December 31, 2020 to $58.9 million in the comparable period in 2021 primarily due to higher average AUM and product launches. We had 67 U.S. listed ETFs and 242 European listed ETPs at December 31, 2020 compared to 75 U.S. listed ETFs and 254 European listed ETPs at December 31, 2021.

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

Contractual gold payments

Contractual gold payments expense increased 1.7% from $16.8 million during the year ended December 31, 2020 to $17.1 million in the comparable period in 2021. This expense was associated with the annual payment of 9,500 ounces of gold and was calculated using the average daily spot price of $1,770 and $1,800 per ounce during the years ended December 31, 2020 and 2021, respectively.

Professional fees

Professional fees increased 55.4% from $4.9 million during the year ended December 31, 2020 to $7.6 million in the comparable period in 2021 due to spending related to our digital assets business.

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

Other

Other expenses were essentially unchanged from the year ended December 31, 2021.

Other Income/(Expenses)

	Year Ended December 31,		Change	Percent Change
(in thousands)	2021	2020
Interest expense	$(12,332)	$(9,668)	$(2,664)	27.6%
Gain/(loss) on revaluation of deferred consideration	2,018	(56,821)	58,839	n/a
Interest income	2,009	744	1,265	170.0%
Impairments	(16,156)	(22,752)	6,596	(29.0%	)
Loss on extinguishment of debt	—	(2,387)	2,387	n/a
Other losses and gains, net	(7,926)	580	(8,506)	n/a

Total other expenses, net	$(32,387)	$(90,304)	$57,917	(64.1%	)

	Year Ended December 31,
As a Percent of Revenues:	2021	2020
Interest expense	(4.1%)	(3.9%)
Gain/(loss) on revaluation of deferred consideration	0.7%	(22.7%)
Interest income	0.7%	0.3%
Impairments	(5.3%)	(9.1%)
Loss on extinguishment of debt	—	(1.0%)
Other losses and gains, net	(2.6%)	0.2%

Total other expenses, net	(10.6%)	(36.1%)

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

Interest income

Interest income increased 170.0% from $0.7 million during the year ended December 31, 2020 to $2.0 million in the comparable period in 2021 due to an increase in financial instruments owned.

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

Other losses and gains, net

Other losses and gains, net were $0.6 million and ($7.9) million during the year ended December 31, 2020 and 2021, respectively. This includes a charge of $6.0 million and $5.2 million during the years ended December 31, 2020 and 2021, respectively, arising from the release of a tax-related indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. During the year ended December 31, 2021, we also recognized losses on our financial instruments owned of $3.7 million, a gain of $0.8 million related to the remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business and an unrealized gain of $0.4 million on our investment in Securrency. In addition, during the year ended December 31, 2020, we recognized a gain of $2.9 million associated with the sale of our Canadian ETF business and a gain of $1.1 million arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine.

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

Quarterly Results

The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2022 and 2021. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands, except per share amounts)	Q4/22	Q3/22	Q2/22	Q1/22	Q4/21	Q3/21	Q2/21	Q1/21
Operating Revenues:
Advisory fees	$70,913	$70,616	$75,586	$76,517	$77,441	$76,400	$74,169	$70,042
Other income	2,397	1,798	1,667	1,851	1,734	1,712	1,606	1,214

Total revenues	73,310	72,414	77,253	78,368	79,175	78,112	75,775	71,256

Operating Expenses:
Compensation and benefits	24,831	23,714	24,565	24,787	23,178	22,027	20,331	22,627
Fund management and administration	16,906	16,285	16,076	15,494	15,417	15,181	14,367	13,947
Marketing and advertising	4,240	3,145	3,894	4,023	4,565	2,925	3,594	3,006
Sales and business development	3,407	2,724	3,131	2,609	2,668	2,935	2,159	2,145
Contractual gold payments	4,107	4,105	4,446	4,450	4,262	4,250	4,314	4,270
Professional fees	2,666	2,367	4,308	4,459	2,099	1,583	1,921	2,013
Occupancy, communications and equipment	1,110	986	1,049	753	725	1,163	1,266	1,475
Depreciation and amortization	104	58	53	47	45	185	256	252
Third-party distribution fees	1,793	1,833	1,818	2,212	1,830	1,873	2,130	1,343
Other	2,427	2,324	2,109	1,845	1,823	1,787	1,752	1,571

Total operating expenses	61,591	57,541	61,449	60,679	56,612	53,909	52,090	52,649

Operating income	11,719	14,873	15,804	17,689	22,563	24,203	23,685	18,607
Other Income/(Expenses):
Interest expense	(3,736)	(3,734)	(3,733)	(3,732)	(3,740)	(3,729)	(2,567)	(2,296)
(Loss)/gain on revaluation of deferred consideration	(35,423)	77,895	2,311	(17,018)	(3,048)	1,737	497	2,832
Interest income	945	811	770	794	864	689	225	231
Impairments	—	—	—	—	—	(15,853)	—	(303)
Other losses and gains, net	(1,815)	(5,289)	(4,474)	(24,707)	(1,368)	(714)	49	(5,893)

(Loss)/income before income taxes	(28,310)	84,556	10,678	(26,974)	15,271	6,333	21,889	13,178
Income tax (benefit)/expense	(21)	3,327	2,673	(16,713)	4,084	500	4,259	(1,969)

Net (loss)/income	$(28,289)	$81,229	$8,005	$(10,261)	$11,187	$5,833	$17,630	$15,147

(Loss)/earnings per share—basic	$(0.20)	$0.50	$0.05	$(0.08)	$0.07	$0.04	$0.11	$0.09

(Loss)/earnings per share—diluted	$(0.20)	$0.50	$0.05	$(0.08)	$0.07	$0.04	$0.11	$0.09

Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

	Q4/22	Q3/22	Q2/22	Q1/22	Q4/21	Q3/21	Q2/21	Q1/21
Percent of Revenues
Operating Revenues
Advisory fees	96.7%	97.5%	97.8%	97.6%	97.8%	97.8%	97.9%	98.3%
Other income	3.3%	2.5%	2.2%	2.4%	2.2%	2.2%	2.1%	1.7%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Compensation and benefits	34.0%	32.7%	31.7%	31.5%	29.2%	28.2%	26.9%	31.7%
Fund management and administration	23.1%	22.5%	20.7%	19.8%	19.4%	19.5%	19.0%	19.6%
Marketing and advertising	5.8%	4.3%	5.0%	5.1%	5.8%	3.7%	4.7%	4.2%
Sales and business development	4.6%	3.8%	4.1%	3.3%	3.4%	3.8%	2.8%	3.0%
Contractual gold payments	5.6%	5.7%	5.8%	5.7%	5.4%	5.4%	5.7%	6.0%
Professional fees	3.6%	3.3%	5.6%	5.7%	2.7%	2.0%	2.5%	2.8%
Occupancy, communications and equipment	1.5%	1.4%	1.4%	1.0%	0.9%	1.5%	1.7%	2.1%
Depreciation and amortization	0.1%	0.1%	0.1%	0.1%	0.1%	0.2%	0.3%	0.4%
Third-party distribution fees	2.4%	2.5%	2.4%	2.8%	2.3%	2.4%	2.8%	1.9%
Other	3.3%	3.2%	2.7%	2.4%	2.3%	2.3%	2.3%	2.2%

Total operating expenses	84.0%	79.5%	79.5%	77.4%	71.5%	69.0%	68.7%	73.9%

Operating income	16.0%	20.5%	20.5%	22.6%	28.5%	31.0%	31.3%	26.1%
Other Income/(Expenses)
Interest expense	(5.1%)	(5.2%)	(4.8%)	(4.8%)	(4.8%)	(4.8%)	(3.5%)	(3.2%)
(Loss)/gain on revaluation of deferred consideration	(48.3%)	107.6%	3.0%	(21.7%)	(3.8%)	2.2%	0.7%	4.0%
Interest income	1.3%	1.1%	1.0%	1.0%	1.1%	0.9%	0.3%	0.3%
Impairments	—	n/a	n/a	n/a	n/a	(20.3%)	n/a	(0.4%)
Other losses and gains, net	(2.5%)	(7.3%)	(5.8%)	(31.5%)	(1.7%)	(0.9%)	0.1%	(8.3%)

(Loss)/income before income taxes	(38.6%)	116.8%	13.8%	(34.4%)	19.3%	8.1%	28.9%	18.5%
Income tax (benefit)/expense	(0.0%)	4.6%	3.5%	(21.3%)	5.2%	0.6%	5.6%	(2.8%)

Net (loss)/income	(38.6%)	112.2%	10.4%	(13.1%)	14.1%	7.5%	23.3	21.3%

	Q4/22	Q3/22	Q2/22	Q1/22	Q4/21	Q3/21	Q2/21	Q1/21
Operating Statistics

GLOBAL ETPs (in millions)
Beginning of period assets	$70,878	$74,302	$79,407	$77,479	$72,783	$73,948	$69,537	$67,392
Inflows/(outflows)	5,264	1,747	3,852	1,319	1,902	548	931	1,279
Market appreciation/(depreciation)	5,844	(5,171)	(8,953)	609	2,809	(1,713)	3,484	866
Fund closures	—	—	(4)	—	(15)	—	(4)	—

End of period assets	$81,986	$70,878	$74,302	$79,407	$77,479	$72,783	$73,948	$69,537

Average assets during the period	$77,654	$74,687	$77,744	$77,811	$75,990	$74,561	$73,630	$69,583
Average advisory fee during the period	0.36%	0.38%	0.39%	0.40%	0.40%	0.41%	0.40%	0.41%
Number of ETPs—end of the period	348	347	344	341	329	322	318	313

U.S. LISTED ETFs (in millions)
Beginning of period assets	$48,043	$47,255	$48,622	$48,210	$44,742	$45,129	$42,163	$38,517
Inflows/(outflows)	4,232	3,812	4,278	2,250	1,865	612	1,130	1,343
Market appreciation/(depreciation)	3,700	(3,024)	(5,645)	(1,838)	1,618	(999)	1,836	2,303
Fund closures	—	—	—	—	(15)	—	—	—

End of period assets	$55,975	$48,043	$47,255	$48,622	$48,210	$44,742	$45,129	$42,163

Average assets during the period	$53,659	$49,473	$48,275	$47,502	$46,942	$45,508	$44,183	$40,706
Number of ETFs—end of the period	79	78	77	77	75	73	73	68

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$22,835	$27,047	$30,785	$29,269	$28,041	$28,819	$27,374	$28,875
Inflows/(outflows)	1,032	(2,065)	(426)	(931)	37	(64)	(199)	(64)
Market appreciation/(depreciation)	2,144	(2,147)	(3,308)	2,447	1,191	(714)	1,648	(1,437)
Fund closures	—	—	(4)	—	—	—	(4)	—

End of period assets	$26,011	$22,835	$27,047	$30,785	$29,269	$28,041	$28,819	$27,374

Average assets during the period	$23,995	$25,214	$29,469	$30,309	$29,048	$29,053	$29,447	$28,877
Number of ETPs—end of the period	269	269	267	264	254	249	245	245

	Q4/22	Q3/22	Q2/22	Q1/22	Q4/21	Q3/21	Q2/21	Q1/21

PRODUCT CATEGORIES

U.S. Equity
Beginning of period assets	$20,952	$21,058	$23,738	$23,860	$21,383	$21,285	$20,019	$18,367
Inflows/(outflows)	1,022	1,239	306	779	783	351	191	218
Market appreciation/(depreciation)	2,140	(1,345)	(2,986)	(901)	1,694	(253)	1,075	1,434

End of period assets	$24,114	$20,952	$21,058	$23,738	$23,860	$21,383	$21,285	$20,019

Average assets during the period	$23,496	$22,541	$22,368	$23,138	$22,962	$21,793	$20,982	$19,320

Commodity & Currency
Beginning of period assets	$19,561	$23,624	$26,302	$24,598	$23,825	$24,772	$23,657	$25,879
Inflows/(outflows)	796	(2,179)	(475)	(1,053)	(251)	(249)	(318)	(661)
Market appreciation/(depreciation)	1,731	(1,884)	(2,203)	2,757	1,024	(698)	1,433	(1,561)

End of period assets	$22,088	$19,561	$23,624	$26,302	$24,598	$23,825	$24,772	$23,657

Average assets during the period	$20,346	$21,628	$25,767	$25,889	$24,421	$24,853	$25,550	$25,289

Fixed Income
Beginning of period assets	$11,695	$9,192	$5,418	$4,356	$3,530	$3,442	$3,246	$3,309
Inflows/(outflows)	3,392	2,627	4,038	1,242	838	115	168	10
Market appreciation/(depreciation)	186	(124)	(264)	(180)	(12)	(27)	28	(73)

End of period assets	$15,273	$11,695	$9,192	$5,418	$4,356	$3,530	$3,442	$3,246

Average assets during the period	$13,962	$10,077	$7,426	$4,691	$4,119	$3,503	$3,339	$3,238

International Developed Market Equity
Beginning of period assets	$9,183	$9,968	$11,422	$11,894	$11,181	$10,795	$9,991	$9,414
Inflows/(outflows)	40	(115)	79	97	440	404	399	17
Market appreciation/(depreciation)	972	(670)	(1,533)	(569)	273	(18)	405	560

End of period assets	$10,195	$9,183	$9,968	$11,422	$11,894	$11,181	$10,795	$9,991

Average assets during the period	$10,000	$10,032	$10,695	$11,543	$11,524	$11,149	$10,531	$9,796

Emerging Market Equity
Beginning of period assets	$7,495	$8,386	$9,991	$10,375	$10,666	$11,519	$10,477	$8,539
(Outflows)/inflows	(53)	114	(223)	189	(3)	(149)	530	1,663
Market appreciation/(depreciation)	674	(1,005)	(1,382)	(573)	(288)	(704)	512	275

End of period assets	$8,116	$7,495	$8,386	$9,991	$10,375	$10,666	$11,519	$10,477

Average assets during the period	$7,770	$8,329	$9,155	$10,116	$10,550	$11,038	$11,012	$9,875

Leveraged & Inverse
Beginning of period assets	$1,523	$1,618	$1,856	$1,775	$1,663	$1,691	$1,519	$1,475
Inflows/(outflows)	59	45	90	(2)	10	41	(2)	(5)
Market appreciation/(depreciation)	172	(140)	(328)	83	102	(69)	174	49

End of period assets	$1,754	$1,523	$1,618	$1,856	$1,775	$1,663	$1,691	$1,519

Average assets during the period	$1,623	$1,589	$1,765	$1,830	$1,761	$1,715	$1,664	$1,554

Alternatives
Beginning of period assets	$306	$305	$293	$261	$222	$198	$227	$215
Inflows/(outflows)	12	16	34	29	56	22	(39)	—
Market (depreciation)/appreciation	(8)	(15)	(22)	3	(17)	2	10	12

End of period assets	$310	$306	$305	$293	$261	$222	$198	$227

Average assets during the period	$305	$313	$299	$275	$229	$214	$231	$223

Cryptocurrency
Beginning of period assets	$163	$151	$383	$357	$295	$229	$377	$168
(Outflows)/inflows	(4)	—	3	37	28	12	8	36
Market (depreciation)/appreciation	(23)	12	(235)	(11)	34	54	(156)	173

End of period assets	$136	$163	$151	$383	$357	$295	$229	$377

Average assets during the period	$152	$178	$265	$324	$406	$277	$300	$264

Closed ETPs
Beginning of period assets	$—	$—	$4	$3	$18	$17	$24	$26
Inflows/(outflows)	—	—	—	1	1	1	(6)	1
Market (depreciation)/appreciation	—	—	—	—	(1)	—	3	(3)
Fund closures	—	—	(4)	—	(15)	—	(4)	—

End of period assets	$—	$—	$—	$4	$3	$18	$17	$24

Average assets during the period	$—	$—	$4	$5	$18	$19	$21	$24

Headcount	273	274	264	253	241	235	227	227

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

•

Gains or losses on financial instruments owned: We account for our financial instruments owned as trading instruments, which requires these instruments to be measured at fair value with gains and losses reported in net income. In the third quarter of 2021, we began excluding these items when calculating our non-GAAP financial measurements as these instruments have become a more meaningful percentage of total assets and the gains and losses introduce volatility in earnings and are not core to our operating business.

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

•

Other items: Unrealized gains and losses recognized on our investments, changes in deferred tax asset valuation allowances, expenses incurred in response to an activist campaign, impairment charges, interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the Convertible Notes (prior to January 1, 2021, the effective date of Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options, Cash Conversion), a loss on extinguishment of debt, a gain arising from an adjustment to the estimated fair value of consideration received from the exit of our investment in AdvisorEngine, a gain recognized upon the sale of our Canadian ETF business (including the remeasurement of contingent consideration) and acquisition and disposition-related costs are excluded when calculating our non-GAAP financial measurements.

	Years Ended
	Dec. 31,	Dec. 31,	Dec. 31,
Adjusted Net Income and Diluted Earnings per Share:	2022	2021	2020
Net income/(loss), as reported	$50,684	$49,797	$(35,655)
(Deduct)/add back: (Gain)/loss on revaluation of deferred consideration	(27,765)	(2,018)	56,821
Add back: Losses on financial instruments owned, at fair value, net of income taxes	12,505	2,507	—
Add back: Increase in deferred tax valuation allowance on financial instruments owned and investments	4,729	—	—
Add back: Expenses incurred in response to an activist campaign, net of income taxes	3,376	—	—
Deduct: Decrease in deferred tax valuation allowance on net operating losses of a European subsidiary	(1,609)	—	—
(Deduct)/add back: Tax (windfalls)/shortfalls upon vesting and exercise of stock-based compensation awards	(541)	(110)	691
Add back/(deduct): Unrealized loss/(gain) recognized on our investments, net of income taxes	290	(284)	—
Add back: Impairments, net of income taxes	—	12,247	21,998
Deduct: Gain recognized from the sale of Canadian ETF business, including remeasurement of contingent consideration	—	(787)	(2,877)
Deduct: Release of a deferred tax asset valuation allowance recognized on interest carryforwards arising from debt previously outstanding in the U.K.	—	—	(2,615)
Add back: Loss on extinguishment of debt, net of income taxes	—	—	1,910
Deduct: Gain arising from an adjustment to the estimated fair value of consideration received from the exit of investment in AdvisorEngine	—	—	(1,093)
Add back: Interest expense from the amortization of discount arising from the bifurcation of the conversion option embedded in the Convertible Notes, net of income taxes	—	—	642
Add back: Acquisition and disposition-related costs, net of income taxes	—	—	383

Adjusted net income	$41,669	$61,352	$40,205
Deduct: Income distributed to participating securities	(2,186)	(2,168)	(2,216)
Deduct: Undistributed income allocable to participating securities	(2,509)	(4,630)	(2,214)

Adjusted net income available to common stockholders	$36,974	$54,554	$35,775
Weighted average diluted shares, excluding participating securities (See Note 21 to our Consolidated Financial Statements)	143,295	145,055	148,688

Adjusted earnings per share—diluted	$0.26	$0.38	$0.24

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31, 2022	December 31, 2021
Balance Sheet Data (in thousands):
Cash and cash equivalents	$132,101	$140,709
Financial instruments owned, at fair value	126,239	127,166
Accounts receivable	30,549	31,864
Securities held-to-maturity	259	308

Total: Liquid assets	289,148	300,047
Less: Total current liabilities	(148,434)	(83,667)
Less: Other assets—seed capital	(1,765)	—
Less: Regulatory capital requirements	(25,988)	(12,320)

Total: Available liquidity	$112,961	$204,060

	Year Ended December 31,
	2022	2021	2020
Cash Flow Data (in thousands):
Operating cash flows	$55,087	$75,318	$47,136
Investing cash flows	(37,657)	(99,632)	10,641
Financing cash flows	(22,780)	92,553	(60,179)
Foreign exchange rate effect	(3,258)	(955)	855

(Decrease)/increase in cash and cash equivalents	$(8,608)	$67,284	$(1,547)

Liquidity

We consider our available liquidity to be our liquid assets, less our current liabilities and regulatory capital requirements of certain European subsidiaries. Liquid assets consist of cash and cash equivalents, financial instruments owned, at fair value, accounts receivable and securities held-to-maturity. Our financial instruments owned, at fair value are highly liquid investments. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business, deferred consideration and accrued incentive compensation for employees.

Cash and cash equivalents decreased $8.6 million during the year ended December 31, 2022 due to $55.1 million of net cash provided by operating activities and $52.1 million of proceeds from the sale of financial instruments owned, at fair value. These increases were partly offset by $67.7 million used to purchase financial instruments owned, at fair value, $21.9 million used to purchase investments, $19.4 million used to pay dividends, $3.4 million used to repurchase our common stock and $3.4 million from other activities.

Cash and cash equivalents increased $67.3 million during the year ended December 31, 2021 due to $150.0 million of proceeds from the issuance of Convertible Notes, $75.3 million of net cash provided by operating activities, $19.4 million of proceeds from the sale of financial instruments owned, at fair value and $2.4 million of proceeds from the receipt of contingent consideration from the sale of our Canadian ETF business. These increases were partly offset by $115.5 million used to purchase financial instruments owned, at fair value, $34.5 million used to repurchase our common stock, $19.5 million used to pay dividends on our common stock, $5.8 million used to purchase investments, $4.3 million used to pay Convertible Notes issuance costs and $0.2 million from other activities.

Cash and cash equivalents decreased $1.5 million during the year ended December 31, 2020 due to $179.0 million used to repay our debt, $36.4 million used to purchase financial instruments owned, at fair value, $31.2 million used to repurchase our common stock, $20.1 million used to pay dividends on our common stock and $5.4 million used to pay Convertible Notes issuance costs. These decreases were partly offset by $175.3 million of proceeds from the issuance of Convertible Notes, $47.1 million of net cash provided by operating activities, $18.7 million of proceeds from the sale of financial instruments owned, at fair value, $16.5 million of proceeds from held-to-maturity securities maturing or called prior to maturity, $9.6 million of proceeds from the sale of our financial interests in AdvisorEngine, $2.8 million of net proceeds from the sale of our Canadian ETF business and $0.6 million from other activities.

Issuance of Convertible Notes

On February 14, 2023, we issued and sold $130.0 million in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 (the “2023 Notes”) pursuant to an indenture dated February 14, 2023, between us and U.S. Bank Trust Company, National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”).

On June 14, 2021, we issued and sold $150.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2021 Notes”) pursuant to an indenture dated June 14, 2021, between us and the trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A.

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

In connection with the issuance of the 2023 Notes, we repurchased $115.0 million of aggregate principal amount of the 2020 Notes. As a result of this repurchase, we recognized a loss on extinguishment of approximately $9.7 million during the three months ended March 31, 2023.

After the issuance of the 2023 Notes (and together with the remaining 2020 Notes and the 2021 Notes, the “Convertible Notes”), we had $340.0 million aggregate principal amount of Convertible Notes outstanding.

Key terms of the Convertible Notes are as follows:

	2023 Notes	2021 Notes	2020 Notes
Principal outstanding	$130.0	$150.0	$60.0
Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2028	June 15, 2026	June 15, 2023
Interest rate	5.75%	3.25%	4.25%
Conversion price	$9.54	$11.04	$5.92
Conversion rate	104.8658	90.5797	168.9189
Redemption price	$12.40	$14.35	$7.70

•

Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2023 Notes (beginning on August 15, 2023) and June 15 and December 15 of each year for the 2020 Notes and the 2021 Notes.

•

Conversion price: Convertible at an initial conversion rate into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.

•

Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2028, March 15, 2026 and March 15, 2023 for the 2023 Notes, 2021 Notes and 2020 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2028, March 15, 2026 and March 15, 2023 in respect of the 2023 Notes, 2021 Notes and 2020 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

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

•

Redemption price: We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2025, June 20, 2023 and June 20, 2021 in respect of the 2023 Notes, 2021 Notes and 2020 Notes, respectively, and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.

•

Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.

•

Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 167.7853 shares, 144.9275 shares and 270.2702 shares of our common stock per $1,000 principal amount of the 2023 Notes, 2021 Notes and 2020 Notes, respectively (the equivalent of 59,767,426 shares of our common stock), subject to adjustment.

•

Seniority and Security: The Convertible Notes rank equal in right of payment, and are our senior unsecured obligations, but are subordinated in right of payment to our obligations to make certain redemption payments (if and when due) in respect of its Series A Non-Voting Convertible Preferred Stock (See Note 12 to our Consolidated Financial Statements).

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at December 31, 2022 was approximately $26.0 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans.

During the year ended December 31, 2022, we repurchased 593,261 shares of our common stock under the repurchase program for an aggregate cost of $3.4 million. Currently, approximately $100.0 million remains under this program for future purchases.

Contractual Obligations

Convertible Notes

We currently have $340.0 million aggregate principal amount of Convertible Notes outstanding, of which $60.0 million, $150.0 million and $130.0 million are scheduled to mature on June 15, 2023, June 15, 2026 and August 15, 2028, respectively, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

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

Deferred consideration–gold payments

Deferred consideration represents an obligation we assumed in April 2018 in connection with our acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse business of ETFS Capital. The obligation is for fixed payments to ETFS Capital of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold per year continuing into perpetuity (“Contractual Gold Payments”). The present value of the deferred consideration was $200.3 million at December 31, 2022.

The Contractual Gold Payments are paid from advisory fee income generated by any of our sponsored financial products backed by physical gold with no recourse back to us for any unpaid amounts that exceed advisory fees earned.

See Note 10 to our Consolidated Financial Statements for additional information.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $1.5 million at December 31, 2022.

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

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for our intangible assets is November 30th. The results of our analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates ranging from 3% to 8% (5% weighted average) and a weighted average cost of capital of 11.0%.

Investments

We account for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed within ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. See Note 8 to our Consolidated Financial Statements for information.

Investments in debt instruments are accounted for at fair value, with changes in fair value reported in other income/(expenses).

Deferred consideration—gold payments

Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. The weighted average forward-looking gold price per ounce, discount rate and perpetual growth rate were $2,237, 11.0% and 1.3%, respectively, at December 31, 2022. Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration–gold payments on our Consolidated Statements of Operations.

During the year ended December 31, 2022, we reported a gain on deferred consideration—gold payments of $27.8 million. A 1.0% increase in the weighted average forward-looking gold price per ounce would have reduced this reported gain by $1.4 million, a 1 percentage point increase in the discount rate would have increased this reported gain by $17.2 million and a 1 percentage point increase in the perpetual growth rate would have reduced this reported gain by $13.5 million. See Note 10 to our Consolidated Financial Statements for additional information.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other financial instruments which totaled $139.0 million and $127.4 million as of December 31, 2021 and 2022, respectively. During the years ended December 31, 2021 and 2022, we recognized losses on these financial instruments of $3.7 million and $16.5 million, respectively, and any losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

In addition, our Convertible Notes bear interest at fixed rates of 5.75%, 3.25% and 4.25% for the 2023 Notes, 2021 Notes and 2020 Notes, respectively. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.

Exchange Rate Risk

We are subject to currency translation exposure on the results of our non-U.S. operations, primarily in the U.K. and Europe. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. The advisory fees earned on our European listed ETPs are predominantly in U.S. dollars (and also paid in gold ounces, as described below); however, expenses for corporate overhead are generally incurred in British pounds. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may seek to do so in the future.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.    OTHER INFORMATION

The information included in this Item 9B is provided in lieu of filing such information on a Current Report on Form 8-K under Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers.”

Executive Severance Plan and Employee Confidentiality, Assignment and Restrictive Covenant Agreement

On February 23, 2023, the Compensation Committee (the “Committee”) of our Board of Directors adopted the WisdomTree, Inc. Executive Severance Plan (the “Severance Plan”), pursuant to which, effective immediately, Bryan Edmiston, our Chief Financial Officer, and William Peck, our Head of Digital Assets, and, effective March 1, 2023, David Yates, our Chief Information Officer, may be eligible for severance benefits as “eligible participants” (as defined in the Severance Plan) under the Severance Plan. In connection with becoming an eligible participant under the Severance Plan, each eligible participant will enter into an Employee Confidentiality, Assignment and Restrictive Covenant Agreement (“Restrictive Covenant Agreement”), which contains employee confidentiality, assignment of inventions and non-solicitation of employees provisions, as well as non-competition provisions which are applicable as described below.

In addition, the Committee authorized us to amend the employment agreement of Alexis Marinof, our Head of Europe, to provide for the same benefits as provided under the Severance Plan and to contain the provisions of the Restrictive Covenant Agreement, in each case as may be applicable and permitted under the laws of the United Kingdom.

A summary of the material terms of the severance benefits provided under the Severance Plan follows:

Termination for Any Reason. The Severance Plan provides that if we terminate an eligible participant’s employment for any reason, we will pay the eligible participant his or her accrued but unpaid base salary and, if applicable, accrued but unused vacation, through the termination date and, except in the case of (i) a resignation by the eligible participant for “good reason” (as defined in the Severance Plan), (ii) a termination of the eligible participant’s employment by us for “cause” (as defined in the Severance Plan) or (iii) the eligible participant having already received payment, prior to the termination date, of his or her incentive compensation for the prior year, a pro rata portion of an amount equal to 50% of the incentive compensation that the eligible participant would have received in respect of the year prior to the year of termination, based upon our performance.

Termination Without Cause or Resignation for Good Reason. If (i) we terminate the eligible participant’s employment other than due to the eligible participant’s death or “disability” (as defined in the Severance Plan) or for cause or (ii) the eligible participant resigns for good reason (either of (i) or (ii), an “Involuntary Termination”) and the eligible participant (A) enters into a fully effective release agreement and complies with such release and (B) complies with the terms of the Restrictive Covenant Agreement, including a three-month non-competition covenant from the date of termination, we will pay the eligible participant:

•	one year’s base salary (“Annual Base Salary”);

•

a pro rata portion of an amount equal to 50% of the average incentive compensation that the eligible participant received in the preceding three fiscal years, multiplied by our budgeted incentive compensation pool funding percentage in the year of termination (“Termination Year Cash Incentive Compensation”); and

•	50% of the average incentive compensation paid to the eligible participant in the preceding three fiscal years (“Average Cash Incentive Compensation”).

The Termination Year Cash Incentive Compensation will be paid when we pay incentive compensation for the termination year to non-terminated senior executives. The Annual Base Salary and Average Cash Incentive Compensation will be paid in substantially equal installments over a 12-month period. The eligible participant also may elect to have us pay for COBRA insurance coverage for up to one-year following the date of termination. In addition, any equity award that would have vested in the 12-month period that immediately follows the date of termination will accelerate and vest, and any remaining unvested awards will remain outstanding for 12 months following the date of termination and, if a “change of control” (as defined in the Severance Plan) occurs within 12 months after the date of termination, the eligible participant will be entitled to any accelerated vesting with respect to the equity awards that the eligible participant would have been entitled to if he or she had remained employed through the date of the change of control.

Involuntary Termination Within 18 Months After a Change of Control. In the event of the eligible participant’s Involuntary Termination within 18 months after a change of control, if the eligible participant (i) enters into a fully effective release agreement and complies with such release and (ii) complies with the Restrictive Covenant Agreement, including a 12-month non-competition covenant from the date of termination, in lieu of the payments and benefits described above under the heading “Termination Without Cause or Resignation for Good Reason,” we will pay the eligible participant:

•	an amount equal to 1.75 times the Annual Base Salary;

•	a pro rata portion of the Average Cash Incentive Compensation based on the number of days the eligible participant was employed during the year of termination; and

•	an amount equal to 1.75 times the Average Cash Incentive Compensation.

Such amounts will be paid in one lump sum. The eligible participant also may elect to have us pay for COBRA insurance coverage for up to 21-months following the date of termination. In addition, any equity awards subject solely to time-based vesting that would have vested in the 21-month period that immediately follows the date of termination will accelerate and vest. Equity awards subject to performance-based vesting will vest in accordance with the terms of the applicable award agreement.

Termination for Cause or Voluntary Resignation Without Good Reason. If we terminate the eligible participant’s employment for cause or the eligible participant voluntarily resigns without good reason, we may elect to enforce a three-month non-competition covenant as provided in the Restrictive Covenant Agreement in consideration for which we will pay the eligible participant: (i) 25% of the Annual Base Salary; (ii) an amount equal to 12.5% of the average incentive compensation paid to the eligible participant in the preceding three fiscal years; and (iii) an amount equal to 25% of the value of any equity awards subject solely to time-based vesting that would have vested in the one-year period following the date of termination if no termination had occurred. Such amounts will be paid in substantially equal installments over a three-month period. The eligible participant also may elect to have us pay for COBRA insurance coverage for up to three-months following the date of termination, subject to the eligible participant’s continued compliance with the three-month non-competition covenant.

The benefits of the Severance Plan summarized above are generally subject to the eligible participant’s continuing compliance with any obligations relating to confidentiality, assignment of inventions, or other restrictive covenants (including the non-competition covenants described above) in the Restrictive Covenant Agreement, as applicable. If we make payments to an eligible participant as described under “Involuntary Termination Within 18 Months After a Change of Control,” and there is a breach by the eligible participant of the 12-month non-competition covenant, we have a right to recover payments made during such period of non-compliance.

Amendment to Executive Employment Agreements for each of Jonathan Steinberg, Peter M. Ziemba, R. Jarrett Lilien and Marci Frankenthaler

On February 23, 2023, the Committee approved an amendment (the “Amendment”) to the executive employment agreements (the “Executive Employment Agreements”) for each of Jonathan Steinberg, our Chief Executive Officer, R. Jarrett Lilien, our President and Chief Operating Officer, Peter M. Ziemba, our Chief Administrative Officer, and Marci Frankenthaler, our Chief Legal Officer.

The Amendment modifies each of the Executive Employment Agreements to provide for the below changes, which align with the terms of the Severance Plan and the Restrictive Covenant Agreement:

•

to replace the employee confidentiality, assignment of inventions, non-solicitation of employees and non-competition provisions, primarily to include expanded definitions applicable to the three-month non-competition covenant and the 12-month non-competition covenant described above; and

•

to expand the definition of a “change of control” as currently defined in the Executive Employment Agreements to include a “Change in Control Event” within the meaning of the WisdomTree Investments, Inc. 2022 Equity Plan.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation
S-K
regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form
10-K,
and is incorporated herein by reference.
The information required by Item 405 of Regulation
S-K
will be contained in our definitive proxy statement or in an amendment to this Form
10-K
and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Business Conduct and Ethics is posted on our website at
https://ir.wisdomtree.com/corporate-governance
/governance-documents
.
We will post any amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.
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

WISDOMTREE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of WisdomTree, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WisdomTree, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)
and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
Valuation of Deferred Consideration

Description of the Matter
At December 31, 2022, Company recorded a current deferred consideration liability of $16,796,000 and a long-term deferred consideration liability of $183,494,000 and for the year ended December 31, 2022, the Company recorded a gain on the revaluation of deferred consideration of $27,765,000. As more fully described in Notes 2, 5 and 10 to the consolidated financial statements, deferred consideration represents an obligation of the Company for fixed payments of physical gold bullion to a third party into perpetuity that is carried at fair value. The Company values deferred consideration using a discounted cash flow model and the significant unobservable inputs used are the discount rate, the perpetual growth rate and the extrapolated forward-looking gold prices.

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

To test the estimated fair value of the deferred consideration liability, our audit procedures included, among others, reading the terms of the gold royalty agreement to make gold payments, evaluating the Company’s selection of its fair value methodology, testing the significant unobservable inputs used in the model, evaluating the clerical accuracy of the valuation model and testing the completeness and accuracy of the underlying data used by the Company to determine fair value. For example, we agreed underlying data used in management’s valuation model to source documents and/or publicly available data such as the gold royalty agreement and third-party gold price projections. In addition, we involved our valuation specialists to assist in our evaluation of the Company’s valuation model, the discount rate, the perpetual growth rate and forward looking gold prices used by the Company, to calculate an independent estimate of the fair value of the Company’s deferred consideration liability which we compared to the Company’s fair value estimate.

ETFS Indefinite-Lived Intangible Assets – Assessment of Carrying Value

Description of the Matter
At December 31, 2022, the Company held indefinite-lived intangible assets related to the right to manage assets under management through customary advisory agreements, which have no expiration date, in connection with the ETFS acquisition, with an aggregate carrying value of $601,247,000. As described in Notes 2 and 24 to the consolidated financial statements, these assets were assessed for impairment based upon a quantitative test. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying values. The Company determined the fair value of its ETFS intangible assets using an income approach (discounted cash flow analysis) with significant unobservable inputs that included the weighted average cost of capital and projected revenue growth rates.

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

To test the Company’s quantitative impairment assessment of ETFS indefinite-lived intangible assets, our audit procedures included, among others, evaluating the Company’s selection of its fair value methodology, testing the significant unobservable inputs used in the valuation model, evaluating the clerical accuracy of the valuation model and testing the completeness and accuracy of the underlying data used by the Company to determine fair value. For example, we agreed certain inputs used to calculate the weighted average cost of capital to market data. We compared the projected revenue growth rates to the Company’s historical results, to those of other guideline public companies in the same industry, and to historical returns for the underlying asset classes. In addition, we assessed the accuracy of the Company’s historical projections by comparing them to actual operating results. We involved our valuation specialists to assist in our evaluation of the Company’s valuation model, the weighted average cost of capital used by the Company and the comparability of the guideline public companies selected by the Company and to calculate an independent estimate of the indefinite-lived intangible assets which we compared to the Company’s fair value estimate.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
New York, NY
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of WisdomTree, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited WisdomTree, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria
.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, NY
February 28 , 2023

WisdomTree, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$132,101	$140,709
Financial instruments owned, at fair value (including $ 25,283 and $ 18,526 invested in WisdomTree products at December 31, 2022 and 2021, respectively)	126,239	127,166
Accounts receivable (including $ 24,139 and $ 25,628 due from related parties at December 31, 2022 and 2021, respectively)	30,549	31,864
Prepaid expenses	4,684	3,952
Other current assets	390	276

Total current assets	293,963	303,967
Fixed assets, net	544	557
Indemnification receivable (Note 22)	1,353	21,925
Securities held-to-maturity	259	308
Deferred tax assets, net	10,536	8,881
Investments (Note 8)	35,721	14,238
Right of use assets—operating leases (Note 14)	1,449	520
Goodwill (Note 24)	85,856	85,856
Intangible assets, net (Note 24)	603,567	601,247
Other noncurrent assets	571	361

Total assets	$1,033,819	$1,037,860

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Convertible notes—current (Notes 12 and 27)	$59,197	$—
Fund management and administration payable	36,521	20,661
Compensation and benefits payable	24,121	32,782
Deferred consideration—gold payments (Note 10)	16,796	16,739
Income taxes payable	1,599	3,979
Operating lease liabilities (Note 14)	1,125	209
Accounts payable and other liabilities	9,075	9,297

Total current liabilities	148,434	83,667
Convertible notes (Notes 12 and 27)	262,019	318,624
Deferred consideration—gold payments (Note 10)	183,494	211,323
Operating lease liabilities (Note 14)	339	328
Other noncurrent liabilities (Note 22)	1,353	21,925

Total liabilities	595,639	635,867
Preferred stock—Series A Non-Voting Convertible, par value $ 0.01 ; 14.750 shares authorized, issued and outstanding; redemption value of $ 77,969 and $ 90,741 at December 31, 2022 and 2021, respectively) (Note 13 )	132,569	132,569

Contingencies (Note 15 )
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 146,517 and 145,107 at December 31, 2022 and 2021, respectively	1,465	1,451
Additional paid-in capital	291,847	289,736
Accumulated other comprehensive (loss)/income	(1,420)	682
Retained earnings/(accumulated deficit)	13,719	(22,445)

Total stockholders’ equity	305,611	269,424

Total liabilities and stockholders’ equity	$1,033,819	$1,037,860

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Operating Revenues:
Advisory fees	$293,632	$298,052	$246,395
Other income	7,713	6,266	3,517

Total revenues	301,345	304,318	249,912

Operating Expenses:
Compensation and benefits	97,897	88,163	74,675
Fund management and administration	64,761	58,912	56,728
Marketing and advertising	15,302	14,090	11,128
Sales and business development	11,871	9,907	10,579
Contractual gold payments (Note 10 )	17,108	17,096	16,811
Professional fees	13,800	7,616	4,902
Occupancy, communications and equipment	3,898	4,629	6,427
Depreciation and amortization	262	738	1,021
Third-party distribution fees	7,656	7,176	5,219
Acquisition and disposition-related costs	—	—	416
Other	8,705	6,933	6,924

Total operating expenses	241,260	215,260	194,830

Operating income	60,085	89,058	55,082
Other Income/(Expenses):
Interest expense	(14,935)	(12,332)	(9,668)
Gain/(loss) on revaluation of deferred consideration—gold payments (Note 10 )	27,765	2,018	(56,821)
Interest income	3,320	2,009	744
Impairments (Note 26 )	—	(16,156)	(22,752)
Loss on extinguishment of debt (Note 11 )	—	—	(2,387)
Other losses and gains, net	(36,285)	(7,926)	580

Income/(loss) before income taxes	39,950	56,671	(35,222)
Income tax (benefit)/expense	(10,734)	6,874	433

Net income/(loss)	$50,684	$49,797	$(35,655)

Earnings/(loss) per share—basic	$0.31	$0.31	$(0.25)

Earnings/(loss) per share—diluted	$0.31	$0.31	$(0.25)

Weighted-average common shares—basic	143,020	143,847	148,682

Weighted-average common shares—diluted	158,914	161,263	148,682

Cash dividends declared per common share	$0.12	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income/(loss)	$50,684	$49,797	$(35,655)

Other comprehensive (loss)/income
Reclassification of foreign currency translation adjustment to other losses and gains, net, upon the sale of WisdomTree Asset Management Canada, Inc. (“WTAMC” or “Canadian ETF business”)	—	—	(167)
Foreign currency translation adjustment, net of income taxes	(2,102)	(420)	324

Other comprehensive (loss)/income	(2,102)	(420)	157

Comprehensive income/(loss)	$48,582	$49,377	$(35,498)

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings/ (Accumulated Deficit)	Total
	Shares Issued	Par Value

Balance—January 1, 2020	155,264	$1,553	$352,658	$945	$(17,744)	$337,412
Restricted stock issued and vesting of restricted stock units, net	1,569	15	(15)	—	—	—
Shares repurchased	(8,234)	(82)	(31,115)	—	—	(31,197)
Exercise of stock options, net	117	1	291	—	—	292
Stock-based compensation	—	—	11,706	—	—	11,706
Allocation of equity component related to convertible notes, net of issuance costs of $157 and deferred taxes of $1,239	—	—	3,663	—	—	3,663
Other comprehensive income	—	—	—	157	—	157
Dividends	—	—	(20,113)	—	—	(20,113)
Net loss	—	—	—	—	(35,655)	(35,655)

Balance—December 31, 2020	148,716	$1,487	$317,075	$1,102	$(53,399)	$266,265
Reclassification of equity component related to convertible notes, net of deferred taxes of $1,022, upon the implementation of Accounting Standards Update 2020-06 (Note 12)	—	—	(3,682)	—	616	(3,066)

Balance—January 1, 2021 (as adjusted)	148,716	$1,487	$313,393	$1,102	$(52,783)	$263,199
Restricted stock issued and vesting of restricted stock units, net	1,369	13	(13)	—	—	—
Shares repurchased	(5,121)	(51)	(34,455)	—	—	(34,506)
Exercise of stock options, net	143	2	813	—	—	815
Stock-based compensation	—	—	9,998	—	—	9,998
Other comprehensive loss	—	—	—	(420)	—	(420)
Dividends	—	—	—	—	(19,459)	(19,459)
Net income	—	—	—	—	49,797	49,797

Balance—December 31, 2021	145,107	$1,451	$289,736	$682	$(22,445)	$269,424
Restricted stock issued and vesting of restricted stock units, net	2,003	20	(20)	—	—	—
Shares repurchased	(593)	(6)	(3,412)	—	—	(3,418)
Stock-based compensation	—	—	10,385	—	—	10,385
Other comprehensive loss	—	—	—	(2,102)	—	(2,102)
Dividends	—	—	(4,842)	—	(14,520)	(19,362)
Net income	—	—	—	—	50,684	50,684

Balance—December 31, 2022	146,517	$1,465	$291,847	$(1,420)	$13,719	$305,611

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income/(loss)	$50,684	$49,797	$(35,655)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Advisory fees received in gold and other precious metals	(57,290)	(74,970)	(62,416)
Contractual gold payments	17,108	17,096	16,811
Losses/(gains) on financial instruments owned, at fair value	16,516	3,715	(14)
Stock-based compensation	10,385	9,998	11,706
(Gain)/loss on revaluation of deferred consideration—gold payments	(27,765)	(2,018)	56,821
Amortization of issuance costs—convertible notes	2,592	2,187	1,710
Deferred income taxes	(1,296)	316	(2,192)
Amortization of right of use asset	963	1,950	3,182
Depreciation and amortization	262	738	1,021
Impairments	—	16,156	22,752
Gain on sale—Canadian ETF business, including remeasurement of contingent consideration	—	(787)	(2,877)
Loss on extinguishment of debt	—	—	2,387
Amortization of issuance costs—former credit facility	—	—	1,328
Other	386	(272)	(990)
Changes in operating assets and liabilities:
Accounts receivable	(720)	(3,506)	(193)
Prepaid expenses	(808)	(139)	(159)
Gold and other precious metals	41,847	57,417	45,087
Other assets	(309)	(394)	107
Intangibles—software development	(2,370)	—	—
Fund management and administration payable	3,723	1,348	(2,264)
Compensation and benefits payable	4,485	10,242	(3,804)
Income taxes payable	(2,308)	3,101	(2,441)
Financial instruments sold, but not yet purchased, at fair value	—	—	(582)
Operating lease liabilities	(965)	(15,560)	(3,517)
Accounts payable and other liabilities	(33)	(1,097)	1,328

Net cash provided by operating activities	55,087	75,318	47,136

Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(67,734)	(115,526)	(36,444)
Purchase of investments	(21,863)	(5,750)	—
Purchase of fixed assets	(220)	(293)	(472)
Proceeds from the sale of financial instruments owned, at fair value	52,115	19,441	18,703
Proceeds from the sale of Canadian ETF business, net, including receipt of contingent consideration	—	2,360	2,774
Proceeds from held-to-maturity securities maturing or called prior to maturity	45	136	16,488
Proceeds from the sale of the Company’s financial interests in AdvisorEngine Inc.	—	—	9,592

Net cash (used in)/provided by investing activities	(37,657)	(99,632)	10,641

Cash flows from financing activities:
Dividends paid	$(19,362)	$(19,459)	$(20,113)
Shares repurchased	(3,418)	(34,506)	(31,197)
Convertible notes issuance costs	—	(4,297)	(5,411)
Repayment of debt	—	—	(179,000)
Proceeds from the issuance of convertible notes (Note 12 )	—	150,000	175,250
Proceeds from exercise of stock options	—	815	292

Net cash (used in)/provided by financing activities	(22,780)	92,553	(60,179)

(Decrease)/increase in cash flow due to changes in foreign exchange rate	(3,258)	(955)	855

Net (decrease)/increase in cash and cash equivalents	(8,608)	67,284	(1,547)
Cash and cash equivalents—beginning of year	140,709	73,425	74,972

Cash and cash equivalents—end of year	$132,101	$140,709	$73,425

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,500	$8,456	$10,131

Cash paid for interest	$12,313	$9,898	$7,088

NON-CASH
ACTIVITIES
On January 1, 2021, the Company reclassified the equity component related to the convertible notes, net of deferred taxes, reducing accumulated deficit by $616, increasing the carrying value of the convertible notes by $4,088, reducing additional paid in capital by $3,682 and reducing deferred tax liabilities by $1,022, upon the implementation of Accounting Standards Update (“ASU”)
2020-06
, Debt – Debt with Conversion and Other Options
(Note 12).
The accompanying notes are an integral part of these consolidated financial statements

F-1
0

WisdomTree, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Amounts)
1. Organization and Description of Business
WisdomTree, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a well-diversified suite of exchange-traded products (“ETPs”), models and solutions. Building on its heritage of innovation, the Company is also developing next-generation digital products and structures, including digital or blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as its blockchain-native digital wallet, WisdomTree Prime
™
. The Company has the following wholly-owned operating subsidiaries:

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

•
WisdomTree Management Limited
(“WML”) is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTICAV”) in respect of the WisdomTree UCITS ETFs issued by WTICAV. WTICAV is a non-consolidated
public limited company domiciled in Ireland.

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

•
WisdomTree Digital Management, Inc.
is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a Delaware statutory trust registered with the SEC as an open-end
management investment company. Each Digital Fund will use blockchain technology to maintain a secondary record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but will not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.

•
WisdomTree Digital Movement, Inc
. is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network (“FinCEN”) and seeking state money transmitter licenses to operate a platform for the purchase, sale and exchange of digital assets, while also providing digital wallet services through WisdomTree Prime
™
to facilitate such activity.

•	WisdomTree Securities, Inc . is a New York based limited purpose broker-dealer (i.e., mutual fund retailer), facilitating transactions in WisdomTree Digital Funds.
2. Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary

F-1
1

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
10
).
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
Financial Instruments Owned and Financial Instruments Sold, but Not yet Purchased (at Fair Value)
Financial instruments owned and financial instruments sold, but not yet purchased are financial instruments classified as either trading or available-for-sale
(“AFS”). These financial instruments are recorded on their trade date and are measured at fair value. All equity instruments that have readily determinable fair values are classified by the Company as trading. Debt instruments are classified based primarily on the Company’s intent to hold or sell the instrument. Changes in the fair value of debt instruments classified as trading and AFS are reported in other income/(expenses) and other comprehensive income, respectively, in the period the change occurs. Debt instruments classified as AFS are assessed for impairment on a quarterly basis and an estimate for credit loss is provided when the fair value of the AFS debt instrument is below its amortized cost basis. Credit-related impairments are recognized in earnings with a corresponding adjustment to the instrument’s amortized cost basis if the Company intends to sell the impaired AFS debt instrument or it is more likely than not the Company will be required to sell the instrument before recovering its amortized cost basis. Other credit-related impairments are recognized as an allowance with a corresponding adjustment to earnings. Impairments resulting from noncredit-related factors are recognized in other comprehensive income. Amounts recorded in other comprehensive income are reclassified into earnings upon sale of the AFS debt instrument using the specific identification method.
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
Inve
stments in debt instruments are accounted for at fair value, with changes in fair value reported in other income/(expenses).
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
th
.
Software Development Costs
Software development costs incurred after the preliminary project stage is complete are capitalized if it is probable that the project will be completed and the software will be used as intended. Capitalized costs consist of employee compensation costs and fees paid to third parties who are directly involved in the application development efforts and are included in intangible assets, net in the Consolidated Balance Sheets. Such costs are amortized over the estimated useful life of the software on a straight-line basis and are included in depreciation and amortization in the Consolidated Statements of Operations. Once the application development stage is complete, additional costs are expensed as incurred.

Leases
The Company accounts for its lease obligations in accordance with ASC Topic 842
,
Leases
(“ASC 842
”), which requires the recognition of both (i) a lease liability equal to the present value of the remaining lease payments and (ii) an offsetting
right-of-use
asset. The remaining lease payments are discounted using the rate implicit in the lease, if known, or otherwise the Company’s incremental borrowing rate. After lease commencement, right-of-use
assets are assessed for impairment and otherwise are amortized over the remaining lease term on a straight-line basis. These recognition requirements are not applied to short-term leases which are those with a lease term of 12 months or less. Instead, lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.
ASC 842 also provides a practical expedient which allows for consideration in a contract to be accounted for as a single lease component rather than allocated between lease and non-lease
components. The Company has elected to apply this practical expedient to all lease contracts, where applicable.
Deferred Consideration—Gold Payments
Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate (Note 10). Changes in the fair value of this obligation are reported as gain/(loss) on revaluation of deferred consideration—gold payments in the Consolidated Statements of Operations.
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
–
Debt with Conversion and Other Options
(ASU 2020-06)
under the modified retrospective approach. Under the ASU, the accounting for convertible instruments was simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments are reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception are removed and, as a result, more equity contracts will qualify for the scope exception. The ASU also simplifies the diluted earnings-per-share
calculation in certain areas. Upon the adoption of this ASU, the Company reclassified the equity component related to the convertible notes, net of deferred taxes, reducing accumulated deficit by $616, increasing the carrying value of the convertible notes by $4,088, reducing additional paid-in
capital by $3,682 and reducing deferred tax liabilities by $1,022. These updates also reduced interest expense recognized on the Company’s convertible notes by approximately $420 per quarter and $1,680 for the year ended December 31, 2021 (Note 12) and the impact on earnings per share was negligible.

On January 1, 2021, the Company adopted ASU
2019-12,
Income Taxes (Topic 740) – Simplifying the
Accounting
for
Income
Taxes
(ASU
2019-12).
The main objective of the standard is to reduce complexity in the accounting for income taxes by removing the f
ollowing
exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The standard also simplifies the accounting for income taxes by enacting the following: (a) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount as a non-income-based
tax; (b) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered as a separate transaction; (c) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (d) requiring that an entity reflect the enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company has determined that the adoption of this standard did not have a material impact on its financial statements.
3. Exit Activities
Exit Activities
The following table summarizes operating losses recognized by the Company’s wholly-owned subsidiaries that have either been sold or liquidated during reporting periods covered by its consolidated financial statements:

	Years Ended December 31,
	2022	2021	2020

WTAMC	$—	$—	$428

Disposition-Related Costs
During the year ended December 31, 2020, the Company incurred disposition-related costs of $416, in connection with the sale of WTAMC.
4. Cash and Cash Equivalents
Of the total cash and cash equivalents of $132,101 and $140,709 at December 31, 2022 and 2021, $131,104 and $127,328 were held at two financial institutions at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, cash equivalents were approximately $930 and $11,488, respectively.
Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, which was
$25,988

and $12,320 at December 31, 2022 and 2021, respectively. These requirements are generally satisfied by cash on hand.

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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the years ended December 31, 2022 and 2021, there were no transfers between Levels 2 and 3.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$930	$930	$—	$—
Financial instruments owned, at fair value
ETFs	23,772	23,772	—	—
U.S. treasuries	2,980	2,980	—	—
Pass-through GSEs	96,837	23,290	73,547	—
Corporate bonds	885	—	885	—
Other assets—seed capital	1,765	—	1,765	—
Investments in Convertible Notes
Securrency, Inc.—convertible note (Note 8)	14,500	—	—	14,500
Fnality International Limited—convertible note (Note 8)	6,921	—	—	6,921

Total	$148,590	$50,972	$76,197	$21,421

Non-recurring fair value measurements:
Other investments (1)	$312	$—	$—	$312

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 10)	$200,290	$—	$—	$200,290

(1)	Fair value determined on May 10, 2022.

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$11,488	$11,488	$—	$—
Financial instruments owned, at fair value
ETFs	18,812	18,812	—	—
Pass-through GSEs	106,245	24,720	81,525	—
Corporate bonds	2,109	—	2,109	—

Total	$138,654	$55,020	$83,634	$—

Non-recurring fair value measurements:
Securrency, Inc.—Series A convertible preferred stock (1)	$8,488	$—	$—	$8,488

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 10)	$228,062	$—	$—	$228,062

(1)	Fair value of $8,488 and $8,349 determined on June 9, 2021 and March 8, 2021, respectively (Note 8 ).
Recurring Fair Value Measurements - Methodology
Cash Equivalents (Note 4)
– These financial assets represent cash invested in highly liquid investments with original maturities of less th an 90 days. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.
Financial instruments owned (Note 6)
– Financial instruments owned are investments in ETFs, pass-through GSEs, U.S. treasuries, corporate bonds and other assets. ETFs and U.S. treasuries are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs and corporate bonds include consideration given to collateral characteristics and market assumptions related to yields, credit risk and timing of prepayments and are therefore generally classified as Level 2. Pass-through GSE positions invested in through a fund structure with a quoted market price on an exchange are generally classified as Level 1. Pricing of other assets includes consideration given to the underlying assets and the risks associated with them and are therefore generally classified as Level 2.
Fair
Value Measurements classified as Level
 3
– The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Years Ended December 31,
	2022	2021
Investments in Convertible Notes (Note 8)
Beginning balance	$—	$—
Purchases	21,863	—
Net unrealized losses (1)	(442)	—

Ending balance	$21,421	$—

Deferred Consideration (Note 10)
Beginning balance	$228,062	$230,137
Net realized losses (2)	17,108	17,096
Net unrealized gains (3)	(27,765)	(2,018)
Settlements	(17,115)	(17,153)

Ending balance	$200,290	$228,062

(1)	Recorded in other losses and gains, net in the Consolidated Statements of Operations.
(2)	Recorded as contractual gold payments expense in the Consolidated Statements of Operations.
(3)	Recorded as gain on revaluation of deferred consideration—gold payments in the Consolidated Statements of Operations.
6. Financial instruments owned
These instruments consist of the following:

	December 31, 2022	December 31, 2021
Financial instruments owned
Trading securities	$124,474	$127,166
Other assets—seed capital	1,765	—

	$126,239	$127,166

The Company recognized net trading losses on financial instruments owned that were still held at the reporting dates of $12,721 and $2,762 during the years ended December 31, 2022 and 2021, respectively, which were recorded in other losses and gains, net, in the Consolidated Statements of Operations.

7. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	December 31, 2022	December 31, 2021

Debt instruments: Pass-through GSEs (amortized cost)	$259	$308

During the years ended December 31, 2022 and 2021, the Company received proceeds of $45 and $136, respectively, from held-to-maturity
securities maturing or being called prior to maturity.

The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	December 31,
	2022	2021
Cost/amortized cost	$259	$308
Gross unrealized losses	(20)	—
Gross unrealized gains	—	13

Fair value	$239	$321

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to maturity date:

	December 31,
	2022	2021
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	27	—
Due over ten years	232	308

Total	$259	$308

8. Investments
The following table sets forth the Company’s investments:

	December 31, 2022		December 31, 2021
	Carrying Value	Cost	Carrying Value	Cost
Securrency, Inc.—Series A convertible preferred stock	$8,488	$8,112	$8,488	$8,112
Securrency, Inc.—Series B convertible preferred stock	5,500	5,500	5,500	5,500
Securrency, Inc.—convertible note	14,500	15,000	—	—

Subtotal—Securrency, Inc.	$28,488	$28,612	$13,988	$13,612
Fnality International Limited—convertible note	6,921	6,863	—	—
Other investments	312	250	250	250

	$35,721	$35,725	$14,238	$13,862

Securrency, Inc. – Preferred Stock
The Company owns approximately 22% (or 18% on a fully-diluted basis) of the capital stock of Securrency, Inc. (“Securrency”), a developer of institutional-grade blockchain-based financial and regulatory technology, issued as a result of strategic investments totaling $13,612. In consideration of such investments, the Company received 5,178,488 shares of Series A convertible preferred stock (“Series A Shares”) in December 2019 and 2,004,665 shares of Series B convertible preferred stock (“Series B Shares”) in March 2021. The Series B Shares contain a liquidation preference that is pari passu with shares of Series
B-1
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
These investments are accounted for under the measurement alternative prescribed in ASC 321, as they do not have a readily determinable fair value and are not considered to be in-substance
common stock. The investments are assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the years ended December 31, 2022 and 2021 based upon a qualitative assessment.

F-
19

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
Securrency – Convertible Note
In April and November 2022, the Company participated in a convertible note financing, making an aggregate investment of $15,000 in Securrency. In consideration for its investment, the Company was issued a 7% Convertible Promissory Note maturing on April 21, 2023.
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
The note is accounted for at fair value. Fair value is determined by the Company using the probability-weighted expected return method (“PWERM”), a valuation approach that estimates the value of the note assuming various outcomes. During the year ended December 31, 2022, the Company recognized an unrealized loss of $
500
when
re-measuring
the notes to fair value.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

December 31, 2022
Conversion of note upon a future equity financing	60%
Redemption of note upon a corporate transaction	25%
Default	15%
Time to potential outcome (in years)	0.33
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
The note is accounted for at fair value. Fair value is determined by the Company using the PWERM and is also remeasured for changes in the British pound and U.S. dollar exchange rate. During the year ended December 31, 2022, the Company recognized a gain of $58 when re-measuring
the notes to fair value.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

December 31, 2022

Conversion of note upon a future financing round	85%
Redemption of note upon a change of control	10%
Default	5%
Time to potential outcome (in years)	0.25
9. Fixed Assets, net
The following table summarizes fixed assets:

	December 31,
	2022	2021
Equipment	$962	$784
Less: accumulated depreciation	(418)	(227)

Total	$544	$557

During the year ended December 31, 2021, the Company recognized an impairment charge of $6,576, representing the write-off
of leasehold improvements and fixed assets in connection with the termination of the lease for its principal executive office at 245 Park Avenue, New York, New York. See Notes
14
and
26
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

The Company determined the present value of the deferred consideration of $200,290 and $228,062 at December 31, 2022 and 2021 using the following assumptions:

	December 31, 2022	December 31, 2021
Forward-looking gold price (low)—per ounce	$1,858	$1,833
Forward-looking gold price (high)—per ounce	$3,126	$2,705
Forward-looking gold price (weighted average)—per ounce	$2,237	$2,106
Discount rate	11.0%	9.0%
Perpetual growth rate	1.3%	1.0%
The forward-looking gold prices at December 31, 2022 were extrapolated from the last observable CMX exchange price (beyond 2028) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. The perpetual growth rate at December 31, 2022 was determined based upon the increase in observable forward-looking gold prices through 2028. This obligation is classified as Level 3 as the discount rate, the extrapolated forward-looking gold prices and perpetual growth rate are significant unobservable inputs. An increase in spot gold prices, forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $16,796 and $16,739 and long-term amounts payable were $183,494 and $211,323 at December 31, 2022 and 2021, respectively.
During the years ended December 31, 2022 and 2021, the Company recognized the following in respect of deferred consideration:

	Years Ended December 31,
	2022	2021	2020
Contractual gold payments	$17,108	$17,096	$16,811
Contractual gold payments—gold ounces paid	9,500	9,500	9,500
Gain/(loss) on revaluation of deferred consideration—gold payments (1)	$27,765	$2,018	$(56,821)

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

11. Former Credit Facility
On June 16, 2020, the Company terminated its former credit facility by repaying $
174,000
that was outstanding under its term loan and terminating the revolver. A loss on extinguishment of debt of $
2,387
was recognized during the year ended December 31, 2020, which represented the write-off
of the remaining unamortized issuance costs.
Interest expense recognized on the former credit facility during the year ended December 31, 2020 was $
4,086
.
12. Convertible Notes
On June 14, 2021, the Company issued and sold $150,000 i
n
aggregate principal amount of 3.25%
C
onvertible Senior Notes due 2026 (the “2021 Notes”)
pursuant to an indenture dated June 14, 2021, between the Company and U.S. Bank National Association, as trustee (or its successor in interest, the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”).
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
After the issuance of the 2021 Notes (and together with the 2020 Notes, the “Convertible Notes”), the Company had $325,000 a
g
gregate principal amount of Convertible Notes outstanding.
Key terms of the Convertible Notes are as follows:

	2021 Notes	2020 Notes
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	June 15, 2023
Interest rate	3.25%	4.25%
Conversion price	$11.04	$5.92
Conversion rate	90.5797	168.9189
Redemption price	$14.35	$7.70

•	Interest rate: Payable semiannually in arrears on June 15 and December 15 of each year.

•
Conversion price:
Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price as disclosed in the table above)
.

•
Conversion:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026 and March 15, 2023 in respect of the 2021 Notes and 2020 Notes, respectively,

F-2
2

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
13
).

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

The following table provides a summary of the carrying value of the Convertible Notes at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	2021 Notes	2020 Notes	Total	2021 Notes	2020 Notes	Total
Principal amount	$150,000	$175,000	$325,000	$150,000	$175,000	$325,000
Plus: Premium	—	250	250	—	250	250

Gross proceeds	150,000	175,250	325,250	150,000	175,250	325,250
Less: Unamortized issuance costs (1)	(2,981)	(1,053)	(4,034)	(3,833)	(2,793)	(6,626)

Carrying amount	$147,019	$174,197	$321,216	$146,167	$172,457	$318,624

Effective interest rate (2)	3.83%	5.26%	4.60%	3.83%	5.26%	4.60%

(1)	Unamortized issuance costs increased by $119 upon the early adoption of ASU 2020-06 on January 1, 2021 and are reported net of the unamortized premium.
(2)	Includes amortization of the issuance costs and premium.

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
Interest expense on the Convertible Notes during the years ended December 31, 2022 and 2021 was $14,935 and $12,332, respectively. Interest expense on the 2020 Notes during the year ended December 31, 2020 was $5,582. Interest payable of
$621 and $590 at December 31, 2022 and 2021, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $320,513 and $360,571 at December 31, 2022 and 2021, respectively. The if-converted
value of the 2020 Notes did not exceed the principal amount at December 31, 2022 and was $180,912 at December 31, 2021. The
if-converted
value of the 2021 Notes did not exceed the principal amount at December 31, 2022 and 2021.
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
shares of common stock. The fair value of this consideration was $
132,750
, based on the closing price of the Company’s common stock on April 10, 2018 of $
9.00
per share, the trading day prior to the closing of the acquisition.
The following is a summary of the Preferred Share balance:

	December 31, 2022	December 31, 2021
Issuance of Preferred Shares	$132,750	$132,750
Less: Issuance costs	(181)	(181)
	2
Preferred Shares—carrying value	$132,569	$132,569
	2
Cash dividends declared per share (quarterly)	$0.03	$0.03

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

Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Preferred Shares was $
77,969
and $
90,741
at December 31, 2022 and 2021, respectively.

The carrying amount of the Preferred Shares was not adjusted as it was not probable that the Preferred Shares would become redeemable.
14. Leases
The Company has entered into operating leases for its corporate headquarters office facilities, financial data terminals and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Years Ended December 31,
	2022	2021
Lease cost:
Operating lease cost	$963	$1,950
Short-term lease cost	223	205

Total lease cost	$1,186	$2,155

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$965	$15,560

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a

Weighted-average remaining lease term (in years)—operating leases	1.2	1.5

Weighted-average discount rate—operating leases	6.4%	4.4%

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
26
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
right-of-use
asset and lease liability.
The following table discloses future minimum lease payments at December 31, 2022 with respect to the Company’s operating lease liabilities:

2023	$1,125
2024	398
2025	—
2026	—
2027	—
2028 and thereafter	—

Total future minimum lease payments (undiscounted)	$1,523

F-
25

The following table reconciles the future minimum lease payments (disclosed above) at December 31, 2022 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$1,125
Lease liability—long term	339

Subtotal	1,464
Difference between undiscounted and discounted cash flows	59

Total future minimum lease payments (undiscounted)	$1,523

15. Contingencies
The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.
Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP
In December 2020, WMAI, WTMAML, WTUK and Wi
sdomTre
e Ireland Limited (“WT Ireland”) were served with a writ of summons to appear before the Court of Milan, Italy. In January 2021, WTUK was served with a writ of summons to appear before the Court of Udine, Italy. Investors had filed actions seeking damages resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.
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
Total damages sought by all investors are approximately €15,800 ($16,870) at December 31, 2022.
The Company is currently assessing these claims with its external counsel. An accrual has not been made with respect to these matters at December 31, 2022 and 2021.
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

F-
26

The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	December 31, 2022	December 31, 2021
Carrying Amount—Assets (Securrency):
Preferred stock—Series A Shares	$8,488	$8,488
Preferred stock—Series B Shares	5,500	5,500
Convertible note	14,500	—

Subtotal—Securrency	$28,488	$13,988
Carrying Amount—Assets (Fnality):
Convertible note	6,921	—
Carrying Amount—Assets (Other investments):	312	250

Total (Note 8)	$35,721	$14,238

Maximum exposure to loss	$35,721	$14,238

17. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Years Ended December 31,
	2022	2021	2020
Revenues from contracts with customers:
Advisory fees	$293,632	$298,052	$246,395
Other	7,713	6,266	3,517

Total operating revenues	$301,345	$304,318	$249,912

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
18
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

Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Years Ended December 31,
	2022	2021	2020
Revenues from contracts with customers:
United States	$184,036	$179,016	$142,074
Jersey	103,692	114,623	103,061
Ireland	13,617	10,679	4,412
Canada (Note 3)	—	—	365

Total operating revenues	$301,345	$304,318	$249,912

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
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	December 31,
	2022	2021
Receivable from WTT	$16,399	$15,987
Receivable from ManJer Issuers	4,485	6,460
Receivable from WMAI and WTICAV	3,255	3,181

Total	$24,139	$25,628

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Years Ended December 31,
	2022	2021	2020

Advisory services provided to WTT	$183,409	$178,511	$141,079
Advisory services provided to ManJer Issuers	96,606	108,862	94,199
Advisory services provided to WMAI and WTICAV	13,617	10,679	10,124
Advisory services provided to WTCS	—	—	628
Advisory services provided to WTAMC	—	—	365

Total	$293,632	$298,052	$246,395

Pursuant to a license agreement between WisdomTree, Inc. (“WTI”) and WML to provide indices for a number of the sub-funds of WTICAV, WTI earned revenue amounting to €642 ($671), €612 ($710) and €313 ($429) for the years ended December 31, 2022, 2021 and 2020, respectively, which has been eliminated in consolidation. No other revenue was earned by WTI from license agreements to provide indices for use in the European Union during 2022, 2021 or 2020.
The Company also has investments in certain WisdomTree
products
of approximately $25,283 and $18,526 at
December 31, 2022 and 2021, respectively. Net unrealized and realized losses and gains related to trading WisdomTree products during the years ended December 31, 2022, 2021 and 2020 w ere $(107), ($451) and $63, respectively, which are recorded in other losses and gains, net on the Consolidated Statements of Operations.
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

RSAs/RSUs:	Awards are valued based on the Company’s stock price on grant date and generally vest ratably, on an annual basis, over three years.
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

•  If the relative TSR is above the 25th percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50th percentile and capped at 200% of the target number of PRSUs granted for performance at the 85th percentile (or 100th percentile for grants made during 2019 and 2020)
;
and

•  If the Company’s TSR is negative, the target number of PRSUs vesting is capped at 100% regardless of the relative TSR percentile.

Durin
g
the years ended December 31, 2022, 2021 and 2020, total stock-based compensation expense was $10,385, $9,998 and $11,706, respectively, and the related tax benefit recognized on the Consolidated Statements of Operations was $2,371, $2,327 and $2,739, respectively.
The actual tax benefit realized for the tax deductions for share-based compensation was $1,548, $2,032 and $833 during the years ended December 31, 2022, 2021 and 2020, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	December 31, 2022
	Unrecognized Stock- Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$12,536	1.38
Stock Options
A summary of option activity is as follows:

	Options	Weighted-Average Exercise Price
Outstanding January 1, 2020	485,536	$4.80
Forfeitures/expirations	(63,536)	2.49
Exercised	(117,000)	4.81

Outstanding at December 31, 2020	305,000	$5.68
Forfeitures/expirations	(162,500)	5.72
Exercised	(142,500)	5.64

Outstanding at December 31, 2021	—	$—

There was no option activity during the year ended December 31, 2022.

The total intrinsic value of options exercised during the years ended December
31
,

2021
and
2020
was
$
51
and $

, respectively. Cash received from option exercises during the years ended December
31
,

2021
and
2020
was
$
815
and $

, respectively.

RSAs, RSUs and PRSUs
The aggregate fair value of RSAs, RSUs and PRSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $9,466, $10,940 and $4,783, respectively. A summary of activity is as follows:

	RSA		RSU		PRSU (1)
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2020	3,244,558	$7.29	39,278	$7.20	232,610		$6.24
Granted	1,653,186	3.80	32,901	3.82	117,013	(2)	3.11
Vested	(1,206,879)	8.13	(27,130)	7.45	—		—
Forfeited	(110,122)	4.79	(5,641)	5.39	(8,311)		6.24

Unvested Balance at December 31, 2020	3,580,743	$5.38	39,408	$4.46	341,312		$5.17
Granted	1,642,266	5.46	31,170	5.43	257,043	(2)	6.49
Vested	(1,897,699)	5.78	(15,136)	4.73	—		—
Forfeited	(288,405)	5.11	(452)	5.37	(47,669)		5.74

Unvested Balance at December 31, 2021	3,036,905	$5.20	54,990	$4.93	550,686		$5.73
Granted	2,170,432	5.71	116,247	5.18	319,838	(2)	6.80
Vested	(1,621,201)	5.31	(27,894)	5.10	(202,336)		6.24
Forfeited	(195,054)	5.43	(1,380)	5.73	—		—

Unvested Balance at December 31, 2022	3,391,082	$5.46	141,963	$5.09	668,188		$6.09

(1)	Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount.
(2)
A Monte Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning 90-day average stock prices; (ii) valuation date stock prices; (iii) correlation coefficients based upon the price data used to calculate the historical volatilities; and (iv) the following additional assumptions:

	Granted in 2022	Granted in 2021	Granted in 2020
Historical stock price volatility (low)	33%	34%	21%
Historical stock price volatility (high)	57%	57%	36%
Historical stock price volatility (average)	44%	44%	26%
Risk free interest rate	1.28%	0.17%	1.47%
Expected dividend yield	0.00%	0.00%	0.00%
20. Employee Benefit Plans
The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. The amounts included in the table below are recorded in compensation expense in the Consolidated Statements of Operations.
A summary of discretionary contributions made by the Company is as follows:

Years Ended December 31,
2022	2021	2020
$1,342	$1,080	$974

F-3
0

21. Earnings Per Share
The following tables set forth reconciliations of the basic and diluted earnings/(loss) per share computations for the periods presented:

	Years Ended December 31,
	2022	2021	2020
Basic Earnings/(Loss) per Share
Net income/(loss)	$50,684	$49,797	$(35,655)
Less: Income distributed to participating securities	(2,186)	(2,168)	(2,216)
Less: Undistributed income allocable to participating securities	(3,528)	(3,378)	—

Net income/(loss) available to common stockholders—Basic EPS	$44,970	$44,251	$(37,871)
Weighted average common shares (in thousands)	143,020	143,847	148,682

Basic income/(loss) per share	$0.31	$0.31	$(0.25)

	Years Ended December 31,
	2022	2021	2020
Diluted Earnings/(Loss) per Share
Net income/(loss) available to common stockholders	$44,970	$44,251	$(37,871)
Add back: Undistributed income allocable to participating securities	3,528	3,378	—
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(3,522)	(3,353)	—

Net income/(loss) available to common stockholders—Diluted EPS	$44,976	$44,276	$(37,871)

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	143,020	143,847	148,682
Dilutive effect of common stock equivalents, excluding participating securities	275	1,208	—

Weighted average diluted shares, excluding participating securities (in thousands)	143,295	145,055	148,682

Diluted income/(loss) per share	$0.31	$0.31	$(0.25)

Diluted earnings /(loss) per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. Total antidilutive non-participating
common stock equivalents were
405
,
132
and

during the years ended December
31
,
2022
,
2021
and
2020
, respectively (shares herein are reported in thousands). During the year ended December
31
,
2020
, there were
no
dilutive common stock equivalents as the Company reported a net loss for the period.
There were
no
potential common shares

associated with the conversion option embedded in the Convertible Notes included in weighted average diluted shares for the year ended December 31, 2022 and 2020 as the Company’s average stock price was lower than the conversion price. Potential common shares associated with the conversion option embedded in the Convertible Notes for the year ended December 31, 2021 were 1,186 (shares herein are reported in thousands).

F-3
1

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Years Ended December 31,
	2022	2021	2020
Reconciliation of Weighted Average Diluted Shares (in thousands)
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	158,914	161,263	148,682	(1)
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Preferred Shares (Note 13)	(14,750)	(14,750)	—
Potentially dilutive restricted stock awards	(869)	(1,458)	—

Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	143,295	145,055	148,682	(1)

(1)
Excludes 15,122 participating securities for the year ended December 31, 2020 and 6 potentially dilutive common stock equivalents as the Company reported a net loss for the period (shares herein are reported in thousands).

22. Income Taxes
Income/(loss
) before Income Tax Expense
–
Domestic and Foreign
The U.S. and foreign components of income/(loss) before income tax expense for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
U.S.	$(4,067)	$15,986	$(5,187)
Foreign	44,017	40,685	(30,035)

Total	$39,950	$56,671	$(35,222)

Income Tax Expense/(Benefit) – By Jurisdiction
The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$4,685	$5,857	$3,670
State and local	1,415	1,538	832
Foreign	(15,538)	(837)	(1,877)

	$(9,438)	$6,558	$2,625

Deferred:
Federal	$(6)	$(1,217)	$60
State and local	(1)	(251)	13
Foreign	(1,289)	1,784	(2,265)

	$(1,296)	$316	$(2,192)

Income tax expense/(benefit)	$(10,734)	$6,874	$433

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate
A reconciliation of the statutory federal income tax expense and the Company’s total income tax expense is as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax	$8,386	$11,901	$(7,397)
Decrease in unrecognized tax benefits, net	(19,871)	(4,998)	(5,661)
Change in valuation allowance – Capital losses	4,761	5	4,448
Change in tax-related indemnification assets, net	4,173	1,053	1,189
Foreign operations	(2,919)	(3,211)	(3,342)
Change in valuation allowance—Foreign net operating losses (“NOLs”) and interest carryforwards	(1,609)	—	(2,018)
(Gain)/loss on revaluation of deferred consideration (1)	(5,842)	(424)	11,929
GILTI	499	—	—
Non-deductible executive compensation	789	881	399
Stock-based compensation tax shortfalls	507	647	1,485
Blended state income tax rate, net of federal benefit	(134)	526	(171)
Non-taxable gain on sale—Canadian ETF business	—	—	(740)
Other differences, net	526	494	312

Income tax expense/(benefit)	$(10,734)	$6,874	$433

(1)
The (gain)/loss on revaluation of deferred consideration is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary that is based in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

Income Tax Payments
A summary of income taxes paid by jurisdiction for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years Ended December 31,
	2022	2021	2020
Federal	$6,424	$4,258	$4,470
State and local	1,431	1,020	1,353
Foreign	4,645	3,178	4,308

	$12,500	$8,456	$10,131

F-
33

Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at December 31, 2022 and 2021 is as follows:

	2022	2021
Deferred tax assets:
Capital losses	$17,541	$16,601
Accrued expenses	6,030	4,993
Unrealized losses	3,821	614
NOLs—Foreign	1,609	1,934
Stock-based compensation	1,526	1,359
Goodwill and intangible assets	1,085	1,276
Operating lease liabilities	313	—
NOLs—U.S.	255	382
Foreign currency translation adjustment	173	—
Outside basis differences	122	122
Interest carryforwards	—	437
Other	341	376

Deferred tax assets	32,816	28,094

Deferred tax liabilities:
Fixed assets and prepaid assets	278	257
Foreign currency translation adjustment	—	181
Unremitted earnings—European subsidiaries	205	118
Right of use assets—operating leases	313	—

Deferred tax liabilities	796	556

Total deferred tax assets less deferred tax liabilities	32,020	27,538
Less: Valuation allowance	(21,484)	(18,657)

Deferred tax assets, net	$10,536	$8,881

Net Operating and Capital Losses – U.S.
The Company’s tax effected net operating losses (“NOLs”) at December 31, 2022 were $255, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at December 31, 2022 were $17,541. These capital losses expire between the years 2023 and 2027.
Net Operating Losses – Europe
One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,609 at December 31, 2022.
Valuation Allowance
The Company’s valuation allowance has been established on its net capital losses, unrealized losses and outside basis differences, as it is more-likely-than-not
that these deferred tax assets will not be realized.
During the year ended December 31, 2022, the Company released the valuation allowance on its European net operating losses of $
1,609
as it is
more-likely-than-not
that these deferred tax assets will be realized.
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
The table below sets forth the aggregate changes in the balance of these gross unrecognized tax benefits:

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance at January 1, 2021	$27,016	$21,850	$5,166
Decrease—Lapse of statute of limitations (1)	(5,171)	(3,559)	(1,612)
Increases	173	—	173
Foreign currency translation (2)	(93)	(73)	(20)

Balance at December 31, 2021	$21,925	$18,218	$3,707
Decrease—Settlements (1)	(13,052)	(11,865)	(1,187)
Decrease—Lapse of statute of limitations (1)	(6,845)	(4,825)	(2,020)
Increases	26	—	26
Foreign currency translation (2)	(701)	(571)	(130)

Balance at December 31, 2022	$1,353	$957	$396

(1)
In January

2022, an audit of ManJer’s tax returns (a Jersey-based subsidiary) for the years ended December 31, 2014, 2016, 2017 and 2018 were resolved in favor of ManJer. The settlement, as well as the reduction in unrecognized tax benefits from the lapse of the statute of limitations totaling $19,897 during the year ended December 31, 2022 was recorded as an income tax benefit along with an equal and offsetting amount recorded in other losses and gains, net, to recognize a reduction in the indemnification asset. During the year ended December 31, 2021, an income tax benefit of $5,171 was recorded upon the lapse of the statute of limitations with an equal and offsetting amount in other losses and gains, net.

(2)	The gross unrecognized tax benefits were accrued in British pounds.
The gross unrecognized tax benefits and interest and penalties totaling $1,353 and $21,925 at December 31, 2022 and 2021, respectively, are included in other non-current
liabilities on the Consolidated Balance Sheets. It is reasonably possible that the remaining amount of unrecognized tax benefits will reduce to zero in the next 12 months upon lapsing of the statute of limitations. If recognized, these unrecognized tax benefits would impact the effective tax rate. The recognition of any unrecognized tax benefits would result in an equal and offsetting adjustment to the indemnification asset which would be recorded in income before taxes due to the indemnity for any potential claims.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of December 31, 2022, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2018.

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
Undistributed Earnings of Foreign Subsidiaries
ASC
740-30
Income Taxes
provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $205 and $118 at December 31, 2022 and 2021, respectively.
23. Shares Repurchased
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
During the years ended December 31, 2022, 2021 and 2020, the Company repurchased 593,261, 5,120,496 and 8,234,324 shares of its common stock, respectively, under this program for an aggregate cost of $3,418, $34,506 and $31,197, respectively.

Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.
As of December 31, 2022, $99,976 remained under this program for future purchases.
24. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2022	$85,856
Changes	—

Balance at December 31, 2022	$85,856

Goodwill was tested for impairment on November 30, 2022. The quantitative impairment test was performed using a market approach, whereby the market capitalization of the Company (a single reporting unit) was compared to its carrying value. The market capitalization was derived from the Company’s publicly traded stock price plus a reasonable control premium. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.
Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the
U.K
. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Software development	2,370	(50)	2,320

Balance at December 31, 2022	$603,617	$(50)	$603,567

ETFS Acquisition (Indefinite-Lived)
In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.
The Company performed its indefinite-lived intangible asset impairment test related to its ETFS customary advisory agreements on November 30, 2022. The results of this analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates ranging from 3% to 8% (5% weighted average) and a weighted average cost of capital of 11.0%.
Software Development (Finite-Lived)
Internally-developed software is amortized over a useful life of three years. During the year ended December 31, 2022, the Company recognized amortization expense on internally-developed software of $50.
As of December 31, 2022, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

2023	$700
2024	790
2025	740
2026	90
2027	—
2028 and thereafter	—

Total expected amortization expense	$2,320

The weighted-average remaining useful life of the finite-lived intangible assets is 2.9 years.

25. Contingent Payments
AdvisorEngine – Sale of Financial Interests
On May 4, 2020, the Company closed a transaction to exit its investment in AdvisorEngine. The fair value of upfront consideration paid to the Company was $9,592. Consideration also included contingent payments totaling up to $10,408 which will be payable only upon AdvisorEngine achieving certain revenue milestones during the first through fourth anniversaries of such exit. No value has been ascribed to these contingent payments at December 31, 2022 and 2021 and no
contingent payments have been received during the last three years.

Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of WTAMC to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and was paid CDN $3,000 (USD $2,360) of additional cash consideration based upon the achievement of certain AUM growth targets as determined on the
18-month
anniversary of the closing date.
The Company may receive additional cash consideration of CDN $0 to $4,000 depending on the achievement of certain AUM growth targets as determined on the
36-month
anniversary of the closing date. No value has been ascribed to these contingent payments at December 31, 2022 and 2021.
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
26. Impairments
The following table summarizes impairments recognized by the Company:

	Years Ended December 31,
	2022	2021	2020
Lease termination–New York office (Note 14 )	$—	$9,277	$—
Fixed assets–New York office (Note 9 )	—	6,576	—
Lease termination–London office (Note 14 )	—	303	—
AdvisorEngine–Financial interests	—	—	19,672
Thesys–Series Y Preferred	—	—	3,080

Total	$—	$16,156	$22,752

AdvisorEngine
During the year ended December 31, 2020, the Company recognized an impairment of $19,672 to adjust the carrying value of its previously held financial interests in AdvisorEngine to fair value. Fair value was subsequently adjusted during the year ended December 31, 2020 by recognizing a gain of $1,093 in other losses and gains, net. These fair value adjustments were based upon the final sale terms as disclosed above (Note
25
).
Thesys
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
On February 1
4
, 2023, the Company issued and sold $130,000
in

aggregate principal amount of
5.75% Convertible Senior Notes
due 2028 (the “2023 Notes”) pursuant to an indenture dated February 14, 2023, between the Company and U.S. Bank
Trust Company,
National Association, in a private offering to qualified institutional buyers pursuant to Rule 144A. The sale of the 2023 Notes resulted in approximately $126,375 in net proceeds to the Company after deducting the initial purchaser’s discount and estimated offering expenses. In connection with the issuance, the Company repurchased $115,000 of aggregate principal amount of its 2020
Notes for $125,118.

As a result of

this repurchase, the Company recognized a loss on extinguishment of approximately $9,721 during the three months ended March 31, 2023
.

Key terms of the 2023 Notes are as follows:

Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2028
Interest rate	5.75%
Conversion price	$ 9.54
Conversion rate	104.8658
Redemption price	$ 12.40

•	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year , beginning on August 15, 2023 .

•
Conversion price:
Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price as disclosed in the table above), subject to adjustment.

•
Conversion:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2028 only under the following circumstances: (i)
during any calendar quarter commencing after the calendar quarter ending on June 30, 2023 (and only during such calendar quarter),

if the last reported sale price of the Company’s common stock for at least 20 trading days
(whether or not consecutive)

during a period of 30 consecutive trading days ending on the last trading day of the
i
mmediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the
2023
Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indenture
but only with respect to the
2023
Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their
2023
Notes at any time, regardless of the foregoing circumstances.

•
Cash settlement:
Upon conversion, the Company will pay
cash
up to the aggregate principal
amount
of the 2023 Notes to be converted. At its election, the Company will also settle its conversion obligation in excess of the aggregate principal amount of the 2023 Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.

•
Redemption price:
The Company may redeem for cash all or any portion of the notes, at its option, on or after August 20, 2025 and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date
.

No sinking fund is provided for the 2023 Notes.

•
Limited investor put rights:
Holders of the 2023 Notes will have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.

•
Conversion rate increase in certain customary circumstances:
In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indenture
) or conversions of the 2023 Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 167.7853 shares of the Company’s common stock per $1,000 principal amount of the 2023 Notes (the equivalent of 21,812,089 shares of the Company’s common stock), subject to adjustment.

•
Seniority and Security:
The 2023 Notes will be the Company’s senior unsecured obligations, and will rank equal in right of payment to the 2021 Notes and 2020 Notes, but will be subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Preferred Shares.

F-
38

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).

3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.6	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.7	Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.9	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.10	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.11	Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)

4.12	Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)

10.1	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

Exhibit Number	Description

10.2	Form of Proprietary Rights and Confidentiality Agreement (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

10.3	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.35 of the Registrant’s Amendment to Registration Statement on Form 10, filed with the SEC on May 26, 2011)

10.4	Amended and Restated License Agreement between the Registrant and WisdomTree Trust dated March 1, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012)

10.5	WisdomTree Investments, Inc. 2016 Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)

10.6	Form of Employment Agreement for Executive Officers dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.7(a)	Appendix A to Employment Agreement between the Registrant and Jonathan Steinberg, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(A) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.7(b)	Appendix A to Employment Agreement between the Registrant and Peter M. Ziemba, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(E) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.8	Form of Amendment, dated May 5, 2017, to Form of Employment Agreement for Executive Officers, dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017)

10.9	Employment Agreement between the Registrant and R. Jarrett Lilien, dated November 27, 2017 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.10	Share Sale Agreement among the Registrant, WisdomTree International and ETFS Capital dated November 13, 2017 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.11	Waiver and Variation Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International and ETFS Capital (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.12	Form of Restricted Stock Agreement for Executive Officers (2016 Equity Plan) (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2019)

10.13	Employment Agreement between the Registrant and Marci Frankenthaler, dated November 5, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.14	Employment Agreement between the Registrant and Alexis Marinof, dated June 8, 2017 (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.15	Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated July 20, 2017 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.16	Form of Performance-Based Restricted Stock Unit Award Agreement for U.S. Executive Officers (2016 Equity Plan) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.17	Form of Performance-Based Restricted Stock Unit Award Agreement for U.K. Executive Officers (2016 Equity Plan) (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.18	Cooperation Agreement, dated May 25, 2022, by and among the Investor Group and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2022)

10.19	Letter Agreement, dated as of May 25, 2022, by and between the Registrant and Deborah A. Fuhr (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2022)

Exhibit Number	Description

10.20	WisdomTree Investments, Inc. 2022 Equity Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 25, 2022)

10.21	Form of Restricted Stock Agreement for Non-Employee Directors (2022 Equity Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022)

10.22	Form of Restricted Stock Unit Award Agreement (Deferred) for Non-Employee Directors (2022 Equity Plan) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022)

10.23	Form of Restricted Stock Agreement for Executive Officers (2022 Equity Plan) (filed herewith)

10.24	Form of Performance-Based Restricted Stock Unit Award Agreement for U.S. Executive Officers (2022 Equity Plan) (filed herewith)

10.25	Form of Performance-Based Restricted Stock Unit Award Agreement for U.K. Executive Officers (2022 Equity Plan) (filed herewith)

10.26	Non-Employee Director Deferred Compensation Program (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith)

31.1	Rule 13a-14(a) / 15d—14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) / 15d—14(a) Certification (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Financial Statements from the Annual Report on Form 10-K of the Company are attached to this report, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 and (vi) Notes to the Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE, INC.

	By:	/s/ JONATHAN STEINBERG
Jonathan Steinberg
February 28, 2023		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 28th day of February, 2023.

Signature	Title

/s/ Jonathan Steinberg Jonathan Steinberg	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bryan Edmiston Bryan Edmiston	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Frank Salerno	Non-Executive Chair of the Board
Frank Salerno

/s/ Lynn S. Blake	Director
Lynn S. Blake

/s/ Anthony Bossone	Director
Anthony Bossone

/s/ Smita Conjeevaram	Director
Smita Conjeevaram

/s/ Deborah Fuhr	Director
Deborah Fuhr

/s/ Daniela Mielke	Director
Daniela Mielke

/s/ Win Neuger	Director
Win Neuger

/s/ Harold Singleton III	Director
Harold Singleton III