Form 10-Q
period 2023-03-31
WisdomTree, Inc.
filed 2023-05-09
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-10932

WisdomTree, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 West 34 th Street 3 rd Floor New York, New York	10119
(Address of principal executive offices)	(Zip Code)
212-801-2080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value Preferred Stock Purchase Rights	WT	The New York Stock Exchange The New York Stock Exchange
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2023, there
 were 149,263,168 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2023

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
10-Q,
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
for the fiscal year ended December 31, 2022. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.
In particular, forward-looking statements in this Report may include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	whether we will experience future growth;

•	our ability to develop new products and services;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully implement our strategy related to digital assets and blockchain-enabled financial services, including WisdomTree Prime ™ , and achieve its objectives;

•	our ability to successfully operate and expand our business in non-U.S. markets;

•	the effect of laws and regulations that apply to our business; and

•	actions of activist stockholders.
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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WisdomTree, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31, 2023	December 31, 2022

	(unaudited)
Assets
Current assets:
Cash and cash equivalents (Note 3)	$119,099	$132,101
Financial instruments owned, at fair value (including $45,214 and $25,283 invested in WisdomTree products at March 31, 2023 and December 31, 2022, respectively) (Note 5)	130,180	126,239
Accounts receivable (including $32,446 and $24,139 due from related parties at March 31, 2023 and December 31, 2022, respectively)	35,496	30,549
Prepaid expenses	5,877	4,684
Income taxes receivable	1,799	—
Other current assets	291	390

Total current assets	292,742	293,963
Fixed assets, net	515	544
Indemnification receivable (Note 20)	—	1,353
Securities held-to-maturity	253	259
Deferred tax assets, net (Note 20)	5,871	10,536
Investments (Note 7)	26,902	35,721
Right of use assets—operating leases (Note 12)	1,153	1,449
Goodwill (Note 22)	85,856	85,856
Intangible assets, net (Note 22)	603,968	603,567
Other noncurrent assets	507	571

Total assets	$1,017,767	$1,033,819

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Convertible notes—current (Note 10)	$59,884	$59,197
Fund management and administration payable	27,830	36,521
Deferred consideration—gold payments (Note 9)	17,984	16,796
Compensation and benefits payable	9,341	24,121
Income taxes payable	—	1,599
Operating lease liabilities (Note 12)	1,041	1,125
Accounts payable and other liabilities	14,846	9,075

Total current liabilities	130,926	148,434
Convertible notes (Note 10)	273,767	262,019
Deferred consideration—gold payments (Note 9)	161,847	183,494
Operating lease liabilities (Note 12)	120	339
Other noncurrent liabilities (Note 20)	—	1,353

Total liabilities	566,660	595,639
Preferred stock—Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $86,638 and $77,969 at March 31, 2023 and December 31, 2022, respectively) (Note 11)	132,569	132,569

Contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 149,291 and 146,517 at March 31, 2023 and December 31, 2022, respectively	1,493	1,465
Additional paid-in capital	292,971	291,847
Accumulated other comprehensive loss	(954)	(1,420)
Retained earnings	25,028	13,719

Total stockholders’ equity	318,538	305,611

Total liabilities and stockholders’ equity	$1,017,767	$1,033,819

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Revenues:
Advisory fees	$77,637	$76,517
Other income	4,407	1,851

Total revenues	82,044	78,368

Operating Expenses:
Compensation and benefits	27,398	24,787
Fund management and administration	17,153	15,494
Marketing and advertising	4,007	4,023
Sales and business development	2,994	2,609
Contractual gold payments (Note 9)	4,486	4,450
Professional fees	3,715	4,459
Occupancy, communications and equipment	1,101	753
Depreciation and amortization	109	47
Third-party distribution fees	2,253	2,212
Other	2,257	1,845

Total operating expenses	65,473	60,679

Operating income	16,571	17,689
Other Income/(Expenses):
Interest expense	(4,002)	(3,732)
Gain/(loss) on revaluation of deferred consideration—gold payments (Note 9)	20,592	(17,018)
Interest income	1,083	794
Impairments (Note 7)	(4,900)	—
Loss on extinguishment of convertible notes (Note 10)	(9,721)	—
Other losses, net	(2,007)	(24,707)

Income/(loss) before income taxes	17,616	(26,974)
Income tax expense/(benefit)	1,383	(16,713)

Net income/(loss)	$16,233	$(10,261)

Earnings/(loss) per share—basic	$0.10	$(0.08)

Earnings/(loss) per share—diluted	$0.10	$(0.08)

Weighted-average common shares—basic	143,862	142,782

Weighted-average common shares—diluted	159,887	142,782

Cash dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income/(loss)	$16,233	$(10,261)
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of income taxes	466	(486)

Other comprehensive income/(loss)	466	(486)

Comprehensive income/(loss)	$16,699	$(10,747)

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings/ (Accumulated Deficit)	Total
	Shares Issued	Par Value
Balance—January 1, 2023	146,517	$1,465	$291,847	$(1,420)	$13,719	$305,611
Restricted stock issued and vesting of restricted stock units, net	3,379	34	(34)	—	—	—
Shares repurchased	(605)	(6)	(3,378)	—	—	(3,384)
Stock-based compensation	—	—	4,536	—	—	4,536
Other comprehensive income	—	—	—	466	—	466
Dividends	—	—	—	—	(4,924)	(4,924)
Net income	—	—	—	—	16,233	16,233

Balance—March 31, 2023	149,291	$1,493	$292,971	$(954)	$25,028	$318,538

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value
Balance—January 1, 2022	145,107	$1,451	$289,736	$682	$(22,445)	$269,424
Restricted stock issued and vesting of restricted stock units, net	2,042	21	(21)	—	—	—
Shares repurchased	(589)	(6)	(3,388)	—	—	(3,394)
Stock-based compensation	—	—	2,936	—	—	2,936
Other comprehensive loss	—	—	—	(486)	—	(486)
Dividends	—	—	(4,842)	—	—	(4,842)
Net loss	—	—	—	—	(10,261)	(10,261)

Balance—March 31, 2022	146,560	$1,466	$284,421	$196	$(32,706)	$253,377

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income/(loss)	$16,233	$(10,261)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
(Gain)/loss on revaluation of deferred consideration—gold payments	(20,592)	17,018
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(12,760)	(16,052)
Loss on extinguishment of convertible notes	9,721	—
Impairments	4,900	—
Deferred income taxes	4,783	5,273
Stock-based compensation	4,536	2,936
Contractual gold payments	4,486	4,450
Losses on investments	3,919	163
(Gains)/losses on financial instruments owned, at fair value	(1,954)	5,142
Amortization of issuance costs—convertible notes	579	645
Amortization of right of use asset	319	89
Depreciation and amortization	109	47
Changes in operating assets and liabilities:
Accounts receivable	(4,791)	(3,710)
Prepaid expenses	(1,161)	(2,264)
Gold and other precious metals	8,332	11,959
Other assets	167	(52)
Intangibles—software development	(452)	—
Fund management and administration payable	3,638	3,199
Compensation and benefits payable	(27,271)	(23,690)
Income taxes payable	(3,418)	(4,228)
Operating lease liabilities	(326)	(97)
Accounts payable and other liabilities	5,606	6,741

Net cash used in operating activities	(5,397)	(2,692)

Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(20,278)	(25,461)
Purchase of investments	—	(6,863)
Purchase of fixed assets	(26)	(54)
Proceeds from the sale of financial instruments owned, at fair value	18,290	13,639
Proceeds from held-to-maturity securities maturing or called prior to maturity	6	18

Net cash used in investing activities	(2,008)	(18,721)

Cash flows from financing activities:
Repurchase of convertible notes (See Note 10)	(124,317)	—
Dividends paid	(4,821)	(4,842)
Shares repurchased	(3,384)	(3,394)
Convertible notes issuance costs	(3,548)	—
Proceeds from the issuance of convertible notes (Note 10)	130,000	—

Net cash used in financing activities	(6,070)	(8,236)

Increase/(decrease) in cash flow due to changes in foreign exchange rate	473	(665)

Net decrease in cash and cash equivalents	(13,002)	(30,314)
Cash and cash equivalents—beginning of year	132,101	140,709

Cash and cash equivalents—end of period	$119,099	$110,395

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,422	$2,123

Cash paid for interest	$801	$—

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

•
WisdomTree Digital Management, Inc. (“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a Delaware statutory trust registered with the SEC as an open-end management investment company. Each Digital Fund will use blockchain technology to maintain a secondary record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but will not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.

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

3. Cash and Cash Equivalents
Of the total cash and cash equivalents of $119,099 and $132,101 at March 31, 2023 and December 31, 2022, $118,306 and $131,104, respectively, were held at two financial institutions. At March 31, 2023 and December 31, 2022, cash equivalents were approximately $336 and $930, respectively.
Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, which was $28,726 and $25,988 at March 31, 2023 and December 31, 2022, respectively. These requirements are generally satisfied by cash on hand.
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three months ended March 31, 2023 and 2022, there were no transfers between Levels 2 and 3.

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$336	$336	$—	$—
Financial instruments owned, at fair value
ETFs	33,728	33,728	—	—
U.S. treasuries	2,993	2,993	—	—
Pass-through GSEs	81,046	23,352	57,694	—
Other assets—seed capital (WisdomTree blockchain-enabled funds)
U.S. treasuries	4,901	4,901	—	—
Equities	4,937	4,937	—	—
Fixed income	1,915	—	1,915	—
Other	660	—	660	—
Investments in Convertible Notes
Securrency, Inc.—convertible note (Note 7)	10,051	—	—	10,051
Fnality International Limited—convertible note (Note 7)	7,451	—	—	7,451

Total	$148,018	$70,247	$60,269	$17,502

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Non-recurring fair value measurements:
Securrency, Inc.—Series A convertible preferred stock (1)	$3,588	$—	$—	$3,588

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$179,831	$—	$—	$179,831

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$930	$930	$—	$—
Financial instruments owned, at fair value
ETFs	23,772	23,772	—	—
U.S. treasuries	2,980	2,980	—	—
Pass-through GSEs	96,837	23,290	73,547	—
Corporate bonds	885	—	885	—
Other assets—seed capital (WisdomTree blockchain-enabled funds)	1,765	—	1,765	—
Investments in Convertible Notes
Securrency, Inc.—convertible note (Note 7)	14,500	—	—	14,500
Fnality International Limited—convertible note (Note 7)	6,921	—	—	6,921

Total	$148,590	$50,972	$76,197	$21,421

Non-recurring fair value measurements:
Other investments (2)	$312	$—	$—	$312

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$200,290	$—	$—	$200,290

(1)
Fair value determined on March 31, 2023.
(2)
Fair value determined on May 10, 2022.
Recurring Fair Value Measurements—Methodology
Cash Equivalents (Note 3)
– These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.
Financial instruments owned (Note 5)
– Financial instruments owned are investments in ETFs, U.S. treasuries, pass-through GSEs, corporate bonds, equities, fixed income and other assets. ETFs, U.S. treasuries and equities are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs, corporate bonds and fixed income include consideration given to collateral characteristics and market assumptions related to yields, credit risk and timing of prepayments and are therefore generally classified as Level 2. Pass-through GSE positions invested in through a fund structure with a quoted market price on an exchange are generally classified as Level 1.

Fair Value Measurements classified as Level
 3
– The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended, March 31,
	2023	2022
Investments in Convertible Notes (Note 7)
Beginning balance	$21,421	$—
Purchases	—	6,863
Net unrealized losses (1)	(3,919)	(163)

Ending balance	$17,502	$6,700

Deferred Consideration (Note 9)
Beginning balance	$200,290	$228,062
Net realized losses (2)	4,486	4,450
Net unrealized (gains)/losses (3)	(20,592)	17,018
Settlements	(4,353)	(4,353)

Ending balance	$179,831	$245,177

(1)
Recorded in other losses, net in the Consolidated Statements of Operations.
(2)
Recorded as contractual gold payments expense in the Consolidated Statements of Operations.
(3)
Recorded as gain/(loss) on revaluation of deferred consideration—gold payments in the Consolidated Statements of Operations.
5.  Financial instruments owned
These instruments consist of the following:

	March 31, 2023	December 31, 2022
Financial instruments owned
Trading securities	$117,767	$124,474
Other assets—seed capital (WisdomTree blockchain-enabled funds)	12,413	1,765

	$130,180	$126,239

The Company recognized net trading gains/(losses) on financial instruments owned that were still held at the reporting dates of $4,722 and ($4,316) during the three months ended March 31, 2023 and 2022, respectively, which were recorded in other losses, net, in the Consolidated Statements of Operations.
6.  Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	March 31, 2023	December 31, 2022
Debt instruments: Pass-through GSEs (amortized cost)	$253	$259

During the three months ended March 31, 2023 and 2022, the Company received proceeds of $6 and $18, respectively, from held-to-maturity
securities maturing or being called prior to maturity.
The following table summarizes unrealized losses, gains and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	March 31, 2023	December 31, 2022
Cost/amortized cost	$253	$259
Gross unrealized losses	(17)	(20)
Gross unrealized gains	—	—

Fair value	$236	$239

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.

The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to the maturity date:

	March 31, 2023	December 31, 2022
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	26	27
Due over ten years	227	232

Total	$253	$259

7. Investments
The following table sets forth the Company’s investments:

	March 31, 2023		December 31, 2022
	Carrying Value	Cost	Carrying Value	Cost
Securrency, Inc.—Series A convertible preferred stock	$3,588	$8,112	$8,488	$8,112
Securrency, Inc.—Series B convertible preferred stock	5,500	5,500	5,500	5,500
Securrency, Inc.—convertible note	10,051	15,000	14,500	15,000

Subtotal—Securrency, Inc.	$19,139	$28,612	$28,488	$28,612
Fnality International Limited—convertible note	7,451	6,863	6,921	6,863
Other investments	312	250	312	250

	$26,902	$35,725	$35,721	$35,725

Securrency, Inc. – Preferred Stock
The Company owns approximately 22% (or 17 % on a fully-diluted basis) of the capital stock of Securrency, Inc. (“Securrency”), a developer of institutional-grade blockchain-based financial and regulatory technology, issued as a result of strategic investments totaling $13,612. In consideration of such investments, the Company received 5,178,488 shares of Series A convertible preferred stock (“Securrency Series A Shares”) in December
 2019 and 2,004,665
shares of Series B convertible preferred stock (“Securrency Series B Shares”) in March 2021. The Securrency Series B Shares contain a liquidation preference that is pari passu with shares of Series
B-1
convertible preferred stock (which are substantially the same as the Securrency Series B Shares except that they have limited voting rights) and senior to that of the holders of the Securrency Series A Shares, which are senior to the holders of common stock. Otherwise, the Securrency Series A Shares and Securrency Series B Shares have substantially the same terms, are convertible into common stock at the option of the Company and contain various rights and protections including a non-cumulative

6.0
%
dividend, payable if and when declared by the board of directors of Securrency. In addition, the Securrency Series A Shares and Securrency Series B Shares (together with the Securrency Series
B-1
convertible preferred stock) are separately redeemable, with respect to all of the shares outstanding of the applicable series of preferred stock (subject to certain regulatory restrictions of certain investors), for the original issue price thereof, plus all declared and unpaid dividends, upon approval by holders of at least
60
% of the
Securrency
Series A Shares (at any time on or after December 31, 2029) and
90
%
of the Securrency Series B Shares (at any time on or after March 31, 2031).
These investments are accounted for under the measurement alternative prescribed in ASC 321, as they do not have a readily determinable fair value and are not considered to be in-substance
common stock. The investments are assessed for impairment and similar observable transactions on a quarterly basis. During the three months ending March, 31, 2023, the Company recognized an impairment of $4,900 on its Securrency Series A Shares to reduce the carrying value of its investment to fair value. Fair value was determined using the probability-weighted expected return method (“PWERM”), a valuation approach that estimates fair value assuming various outcomes.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy):

March 31, 2023
Conversion of Securrency Series A Shares upon a future equity financing	33.3%
Redemption of Securrency Series A Shares upon a corporate transaction	33.3%
Default	33.4%
There was no impairment recognized during the three months ended March 31, 2022 based upon a qualitative assessment.

Securrency – Convertible Note
In April and November 2022, the Company participated in a convertible note financing, making an aggregate investment of $15,000 in convertible notes of Securrency. In consideration for its investment, the Company was issued a 7% Convertible Promissory Note maturing on
October 20, 2023.
The notes are convertible into either common stock or a class of securities convertible into, exchangeable for, or conferring the right to purchase Securrency’s common stock that is issued in the event of a future equity financing of Securrency. The notes will convert at a conversion price equal to a discount of 25% (or, if applicable, a greater discount offered to other holders of convertible securities in such future equity financing round) to the lowest price paid per equity share issued in the future equity financing round.
The notes are redeemable upon the occurrence of a corporate transaction for an amount which is the greater of (i) the principal amount and all accrued interest and (ii) the amount that would be received had the note been converted, in accordance with the terms of the notes, to common stock immediately prior to the occurrence of the corporate transaction. At maturity, redemption or conversion may occur upon the election by the holders of a majority-in-interest
of the aggregate principal amount of outstanding notes. If no such election is made, Securrency may elect to pay or convert the notes in its sole discretion.
The notes are accounted for at fair value. Fair value is determined by the Company using PWERM. During the three months ended March 31, 2023, the Company recognized an unrealized loss of $4,449 when re-measuring
the notes to fair value.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

	March 31, 2023	December 31, 2022
Conversion of note upon a future equity financing	33.3%	60%
Redemption of note upon a corporate transaction	33.3%	25%
Default	33.4%	15%
Time to potential outcome (in years)	0.56	0.33
Fnality International Limited – Convertible Note
In February 2022, the Company participated in a convertible note financing, making an investment of £5,000 ($6,863) in convertible notes of Fnality International Limited (“Fnality”), a company incorporated in England and Wales and focused on creating a peer-to-peer
digital wholesale settlement ecosystem comprised of a consortium of financial institutions, offering real time cross-border payments from a single pool of liquidity. In consideration for its investment, the Company was issued a 5% Convertible Unsecured Loan Note maturing on December 31, 2023.
The note is convertible into equity shares in the event of a future equity financing of Fnality. The note will convert at a conversion price equal to the lower of (i) a discount of 20% to lowest price paid per equity share issued pursuant to such future financing round and (ii) an amount paid per share subject to a pre-money
valuation cap. Mandatory conversion may occur on or after the maturity date or, if earlier, in the event a future financing round has not been completed within a specified time from an initial closing of such financing round (“Long Stop Date”), upon the approval of holders of at least 75% of the outstanding notes. The note is also convertible, at the option of the Company, following the earlier of the maturity date or such Long Stop Date.
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
The note is accounted for at fair value. Fair value is determined by the Company using the PWERM and is also remeasured for changes in the British pound and U.S. dollar exchange rate. During the three months ended March 31, 2023, the Company recognized a gain of $530 when re-measuring
the notes to fair value.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

	March 31, 2023	December 31, 2022
Conversion of note upon a future financing round	85%	85%
Redemption of note upon a change of control	10%	10%
Default	5%	5%
Time to potential outcome (in years)	0.08	0.25

8. Fixed Assets, net
The following table summarizes fixed assets:

	March 31, 2023	December 31, 2022
Equipment	$997	$962
Less: accumulated depreciation	(482)	(418)

Total	$515	$544

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
The Company determined the present value of the deferred consideration of $179,831 and $200,290 at March 31, 2023 and December 31, 2022 using the following assumptions:

	March 31, 2023	December 31, 2022
Forward-looking gold price (low)—per ounce	$1,999	$1,858
Forward-looking gold price (high)—per ounce	$3,567	$3,126
Forward-looking gold price (weighted average)—per ounce	$2,401	$2,237
Discount rate	13.3%	11.0%
Perpetual growth rate	1.5%	1.3%
Fair value as of March 31, 2023 was determined using an equal weighting of a discounted cash flow approach and market approach. The forward-looking gold prices at March 31, 2023 were extrapolated from the last observable CMX exchange price (beyond 2028) and the weighted-average price per ounce was derived from the relative present values of the annual payment obligations. The perpetual growth rate at March 31, 2023 was determined based upon the increase in observable forward-looking gold prices through 2028. This obligation is classified as Level 3 as the discount rate, the extrapolated forward-looking gold prices and perpetual growth rate are significant unobservable inputs. An increase in spot gold prices, forward-looking gold prices and the perpetual growth rate would result in an increase in deferred consideration, whereas an increase in the discount rate would reduce the fair value.
Current amounts payable were $17,984 and $16,796 and long-term amounts payable were $161,847 and $183,494 at March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023 and 2022, the Company recognized the following in respect of deferred consideration:

	Three Months Ended March 31,
	2023	2022
Contractual Gold Payments	$4,486	$4,450
Contractual Gold Payments—gold ounces paid	2,375	2,375
Gain/(loss) on revaluation of deferred consideration—gold payments (1)	$20,592	$(17,018)

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

10. Convertible Notes
On February 14, 2023, the Company issued and sold $130,000 in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 (the “2023 Notes”) pursuant to an indenture dated February 14, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee (or its successor in interest, the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”).
On June 14, 2021, the Company issued and sold $150,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2021 Notes”) pursuant to an indenture dated June 14, 2021, between the Company and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A.
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
In connection with the issuance of the 2023 Notes, the Company repurchased $115,000 in aggregate principal amount of the 2020 Notes. As a result of this repurchase, the Company recognized a loss on extinguishment of approximately $9,721 during the three months ended March 31, 2023.
After the issuance of the 2023 Notes (and together with the remaining 2020 Notes and the 2021 Notes, the “Convertible Notes”), the Company had $340,000 in aggregate principal amount of Convertible Notes outstanding.
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

•
Redemption price:
The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2025, June 20, 2023 and June 20, 2021 in respect of the 2023 Notes, 2021 Notes and 2020 Notes, respectively, and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the respective

Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.

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

•
Conversion rate increase in certain customary circumstances:
In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 167.7853 shares, 144.9275 shares and 270.2702 shares of the Company’s common stock per $1,000 principal amount of the 2023 Notes, 2021 Notes and 2020 Notes, respectively (the equivalent of 59,767,426 shares of the Company’s common stock), subject to adjustment.

•
Seniority and Security:
The Convertible Notes rank equal in right of payment, and are the Company’s senior unsecured obligations, but are subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Series A
Non-Voting
Convertible Preferred Stock (Note 11).

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
The following table provides a summary of the carrying value of the Convertible Notes at March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
	2023 Notes	2021 Notes	2020 Notes	Total	2021 Notes	2020 Notes	Total
Principal amount	$130,000	$150,000	$60,000	$340,000	$150,000	$175,000	$325,000
Plus: Premium	—	—	250	250	—	250	250

Gross proceeds	130,000	150,000	60,250	340,250	150,000	175,250	325,250
Less: Unamortized issuance costs	(3,465)	(2,768)	(366)	(6,599)	(2,981)	(1,053)	(4,034)

Carrying amount	126,535	$147,232	$59,884	$333,651	$147,019	$174,197	$321,216

Effective interest rate (1)	6.25%	3.83%	5.18%	5.00%	3.83%	5.26%	4.60%

(1)
Includes amortization of the issuance costs and premium.
Interest expense on the Convertible Notes during the three months ended March 31, 2023 and 2022 was $4,002 and $3,732, respectively. Interest payable of $3,243 and $621 at March 31, 2023 and December 31, 2022, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.
The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $331,766 and $320,513 at March 31, 2023 and December 31, 2022, respectively. The if-converted
value of the Convertible Notes did not exceed the principal amount at March 31, 2023 and December 31, 2022.
11. Series A Preferred Stock
On April 10, 2018, the Company filed a Certificate of Designations of Series A
Non-Voting
Convertible Preferred Stock (the “Series A Certificate of Designations”) with the Delaware Secretary of State establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series A Preferred Stock (defined below). The Series A Preferred Stock is intended to provide ETFS Capital with economic rights equivalent to the Company’s common stock on an as-converted
basis. The Series A Preferred Stock has no voting rights, is not transferable and has the same priority with regard to dividends, distributions and payments as the common stock.
As described in the Series A Certificate of Designations, the Company will not issue, and ETFS Capital does not have the right to require the Company to issue, any shares of common stock upon conversion of the Series A Preferred Stock, if, as a result of such conversion, ETFS Capital (together with certain attribution parties) would beneficially own more than 9.99% of the Company’s outstanding common stock immediately after giving effect to such conversion.

In connection with the completion of the ETFS Acquisition, the Company issued 14,750 shares of Series A
Non-Voting
Convertible Preferred Stock (the “Series A Preferred Stock”), which are convertible into an aggregate of 14,750,000 shares of common stock. The fair value of this consideration was $132,750, based on the closing price of the Company’s common stock on April 10, 2018 of $9.00 per share, the trading day prior to the closing of the acquisition.
The following is a summary of the Series A Preferred Stock balance:

	March 31, 2023	December 31, 2022
Issuance of Series A Preferred Stock	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Series A Preferred Stock—carrying value	$132,569	$132,569

Cash dividends declared per share (quarterly)	$0.03	$0.03

Temporary equity classification is required for redeemable instruments for which redemption triggers are outside of the issuer’s control. ETFS Capital has the right to redeem all the Series A Preferred Stock specified to be converted during the period of time specified in the Series A Certificate of Designations in the event that: (a) the number of shares of the Company’s common stock authorized by its certificate of incorporation is insufficient to permit the Company to convert all of the Series A Preferred Stock requested by ETFS Capital to be converted; or (b) ETFS Capital does not, upon completion of a change of control of the Company, receive the same amount per Series A Preferred Stock as it would have received had each outstanding Series A Preferred Stock been converted into common stock immediately prior to the change of control. However, the Company will not be obligated to make any such redemption payments to the extent such payments would be a breach of any covenant or obligation the Company owes to any of its secured creditors or is otherwise prohibited by applicable law.
Any such redemption will be at a price per Series A Preferred Stock equal to the dollar volume-weighted average price for a share of common stock for the
30-trading
day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Series A Preferred Stock was $86,638 and $77,969 at March 31, 2023 and December 31, 2022, respectively.
The carrying amount of the Series A Preferred Stock was not adjusted as it was not probable that the Series A Preferred Stock would become redeemable.
12. Leases
The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases.
The following table provides additional information regarding the Company’s leases:

	Three Months Ended March 31,
	2023	2022
Lease cost:
Operating lease cost	$319	$89
Short-term lease cost	56	276

Total lease cost	$375	$365

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$326	$97

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a

Weighted-average remaining lease term (in years)—operating leases	1.0	1.3

Weighted-average discount rate—operating leases	6.5%	4.4%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at March 31, 2023 with respect to the Company’s operating lease liabilities:

Remainder of 2023	$803
2024	397
2025	—
2026	—
2027	—
2028 and thereafter	—

Total future minimum lease payments (undiscounted)	$1,200

The following table reconciles the future minimum lease payments (disclosed above) at March 31, 2023 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$1,041
Lease liability—long term	120

Subtotal	1,161
Difference between undiscounted and discounted cash flows	39

Total future minimum lease payments (undiscounted)	$1,200

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
Total damages sought by all investors are approximately €15,800 ($17,186) at March 31, 2023.
The Company is currently assessing these claims with its external counsel. An accrual has not been made with respect to these matters at March 31, 2023 and December 31, 2022.
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

The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	March 31, 2023	December 31, 2022
Carrying Amount—Assets (Securrency):
Preferred stock—Series A Shares	$3,588	$8,488
Preferred stock—Series B Shares	5,500	5,500
Convertible note	10,051	14,500

Subtotal—Securrency	$19,139	$28,488
Carrying Amount—Assets (Fnality):
Convertible note	7,451	6,921
Carrying Amount—Assets (Other investments):	312	312

Total (Note 7)	$26,902	$35,721

Maximum exposure to loss	$26,902	$35,721

15. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended March 31,
	2023	2022
Revenues from contracts with customers:
Advisory fees	$77,637	$76,517
Other	4,407	1,851

Total operating revenues	$82,044	$78,368

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
Other income includes revenues
the Company earns
from swap providers associated with certain of the Company’s European-listed ETPs, the nature of which are either based on a percentage of the ETPs’ average daily net assets or flows associated with certain products. There is no significant judgment in calculating amounts due
,
which are invoiced monthly or quarterly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.
Geographic Distribution of Revenue
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended March 31,
	2023	2022
Revenues from contracts with customers:
United States	$49,681	$46,229
Jersey	29,053	28,598
Ireland	3,310	3,541

Total operating revenues	$82,044	$78,368

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
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Receivable from WTT	$17,124	$16,399
Receivable from ManJer Issuers	12,790	4,485
Receivable from WMAI and WTICAV	2,532	3,255

Total	$32,446	$24,139

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.
The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended March 31,
	2023	2022
Advisory services provided to WTT	$49,487	$46,070
Advisory services provided to ManJer Issuers	24,840	26,905
Advisory services provided to WMAI and WTICAV	3,310	3,542

Total	$77,637	$76,517

The Company also has investments in certain WisdomTree products of approximately $45,214 and $25,283 at March 31, 2023 and December 31, 2022, respectively. This includes $12,413 and $1,765, respectively, of investments in certain consolidated affiliated blockchain-enabled funds advised by WT Digital Management, referred to herein as “other assets–seed capital.” Net unrealized and realized gains/(losses) related to trading WisdomTree products during the three months ended March 31, 2023 and 2022 were $422 and ($806), respectively, which are recorded in other losses, net on the Consolidated Statements of Operations.
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

•   If the relative TSR is above the 25th percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50th percentile and capped at 200% of the target number of PRSUs granted for performance at the 85th percentile (or 100th percentile for grants made in 2020); and

•   If the Company’s TSR is negative, the target number of PRSUs vesting is capped at 100% regardless of the relative TSR percentile.

Stock-based compensation expense during the three months ended March 31, 2023 and 2022 was $4,536 and $2,936, respectively.
A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2023
	Unrecognized Stock- Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$30,415	2.10
A summary of stock-based compensation award activity (shares) during the three months ended March 31, 2023 is as follows:

	RSA	RSU	PRSU
Balance at January 1, 2023	3,391,082	141,963	668,188
Granted	3,273,263	73,855	576,240	(1)
Vested	(1,498,171)	(26,837)	(83,158	) (2)
Forfeited	(11,885)	(233)	(24,955	) (2)

Balance at March 31, 2023	5,154,289	188,748	1,136,315

(1)
Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount. A Monte-Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning
90-day
average stock prices; (ii) valuation date stock prices; (iii) historical stock price volatilities ranging from 37% to 56% (average 47%); (iv) correlation coefficients based upon the price data used to calculate the historical volatilities; (v) a risk free interest rate of 3.8%; and (vi) an expected dividend yield of 0%.

(2)	The payout on PRSUs vesting in January 2023 was 77%. The remainder of the awards were forfeited.
18. Stockholder Rights Plan
On March 17, 2023, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated March 17, 2023, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Stockholder Rights Agreement”).
Pursuant to the terms of the Stockholder Rights Agreement, the Board of Directors declared a dividend distribution of (i) one Right (as defined below) for each outstanding share of common stock, par value $0.01 per share, of the Company’s common stock and (ii) 1,000 Rights for each outstanding share of Series A Preferred Stock”, to stockholders of record as of the close of business on March 28, 2023 (the “Record Date”). In addition, one Right will automatically attach to each share of common stock and 1,000 Rights will automatically attach to each share of Series A Preferred Stock, in each case, issued between the Record Date and the earlier of the Distribution Date (as defined below) and the expiration date of the Rights. Each “Right” entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth
of a share (a “Unit”) of Series B Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Series B Preferred Stock”) at a cash exercise price of $32.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Stockholder Rights Agreement and summarized below.

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
or Rule
13d-1(c)
of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, as in effect at the time of the first public announcement of the declaration of the Rights dividend with respect to the shares of common stock beneficially owned by such person or group) or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder (the date of such announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”). A person or group who beneficially owned 10% or more (or 20% or more in the case of passive stockholders) of the Company’s outstanding common stock prior to the first public announcement by the Company of the adoption of the Stockholder Rights Agreement will not trigger the Stockholder Rights Agreement so long as they do not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 10% or more (or 20% or more in the case of passive stockholders) of such common stock, subject to certain exceptions as set forth in the Stockholder Rights Agreement.
For purposes of the Stockholder Rights Agreement, beneficial ownership is defined to include ownership of securities that are subject to a derivative transaction and acquired derivative securities. Swaps dealers unassociated with any control intent or intent to evade the purposes of the Stockholder Rights Agreement are excepted from such imputed beneficial ownership.
In the event that a Stock Acquisition Date occurs, proper provision will be made so that each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive upon exercise, in lieu of a number of shares of
Series B
Preferred Stock, that number of shares of common stock of the Company (or, in certain circumstances, including if there are insufficient shares of common stock to permit the exercise in full of the Rights, Units of
Series B
Preferred Stock, other securities, cash or property, or any combination of the foregoing) having a market value of two times the Exercise Price of the Right (such right being referred to as the “Subscription Right”). In the event that, at any time following the Stock Acquisition Date, (i) the Company consolidates with, or merges with and into, any other person, and the Company is not the continuing or surviving corporation, (ii) any person consolidates with the Company, or merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of common stock are changed into or exchanged for stock or other securities of any other person or cash or any other property, or (iii) 50% or more of the Company’s assets or earning power is sold, mortgaged or otherwise transferred, each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the Exercise Price of the Right (such right being referred to as the “Merger Right”). The holder of a Right will continue to have the Merger Right whether or not such holder has exercised the Subscription Right. Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Stockholder Rights Agreement) become null and void.
The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right (payable in cash, common stock or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of (i) the time at which any person becomes an Acquiring Person or (ii) the expiration date of the Stockholder Rights Agreement. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and thereafter the only right of the holders of Rights will be to receive the redemption price.
The Stockholder Rights Agreement may be amended by the Board of Directors in its sole discretion at any time prior to the time at which any person becomes an Acquiring Person. After such time the Board of Directors may, subject to certain limitations set forth in the Stockholder Rights Agreement, amend the Stockholder Rights Agreement only to cure any ambiguity, defect or inconsistency, to shorten or lengthen any time period, or to make changes that do not adversely affect the interests of Rights holders (excluding the interests of an Acquiring Person or its associates or affiliates).
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
The Rights are not exercisable until the Distribution Date and will expire at the close of business on March 16, 2024; provided that if the Company’s stockholders have not ratified the Stockholder Rights Agreement by the close of business on the first day after the Company’s 2023 annual meeting of stockholders (including any adjournments or postponements thereof), the Rights will expire at such time, in each case, unless previously redeemed or exchanged by the Company.

The Stockholder Rights Agreement provides the holders of the common stock with the ability to exempt an offer to acquire, or engage in another business combination transaction involving, the Company that is deemed a “Qualifying Offer” (as defined in the Stockholder Rights Agreement) from the terms of the Stockholder Rights Agreement. A Qualifying Offer is, in summary, an offer determined by a majority of the independent members of the Board to have specific characteristics that are generally intended to preclude offers that are coercive, abusive or highly contingent. Among those characteristics are that it be: (i) a fully financed all-cash
tender offer or an exchange offer offering shares of common stock of the offeror, or a combination thereof, for any and all of the common stock; and (ii) an offer that is otherwise in the best interests of the Company’s stockholders. The Stockholder Rights Agreement provides additional characteristics necessary for an acquisition offer to be deemed a “Qualifying Offer,” including if the consideration offered in a proposed transaction is stock of the acquiror.
Pursuant to the Stockholder Rights Agreement, if the Company receives a Qualifying Offer and the Board of Directors

has not redeemed the outstanding Rights or exempted such Qualifying Offer from the terms of the Stockholder Rights Agreement or called a special meeting of stockholders (the “Special Meeting”) for the purpose of voting on whether to exempt such Qualifying Offer from the terms of the Stockholder Rights Agreement, in each case by the end of the 90 business day period following the commencement of such Qualifying Offer, provided such offer remains a Qualifying Offer during such period, the holders of 10% of the common stock may request that the Board call a Special Meeting to vote on a resolution authorizing the exemption of the Qualifying Offer from the terms of the Stockholder Rights Agreement. If such a Special Meeting is not held by the 90th business day following the receipt of such a request from stockholders to call a Special Meeting, the Qualifying Offer will be deemed exempt from the terms of the Stockholder Rights Agreement on the 10th business day thereafter.
19. Earnings/(Loss) Per Share
The following tables set forth reconciliations of the basic and diluted earnings/(loss) per share computations for the periods presented:

	Three Months Ended March 31,
Basic Earnings/(Loss) per Share	2023	2022
Net income/(loss)	$16,233	$(10,261)
Less: Income distributed to participating securities	(498)	(549)
Less: Undistributed income allocable to participating securities	(1,206)	—

Net income/(loss) available to common stockholders—Basic EPS	$14,529	$(10,810)

Weighted average common shares (in thousands)	143,862	142,782

Basic earnings/(loss) per share	$0.10	$(0.08)

	Three Months Ended March 31,
Diluted Earnings/(Loss) per Share	2023	2022
Net earnings/(loss) available to common stockholders	$14,529	$(10,810)
Add back: Undistributed income allocable to participating securities	1,206	—
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(1,202)	—

Net income/(loss) available to common stockholders—Diluted EPS	$14,533	$(10,810)

Weighted Average Diluted Shares (in thousands) :
Weighted average common shares	143,862	142,782
Dilutive effect of common stock equivalents, excluding participating securities	569	—

Weighted average diluted shares, excluding participating securities (in thousands)	144,431	142,782

Diluted earnings/(loss) per share	$0.10	$(0.08)

Diluted earnings/(loss) per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the three months ended March 31, 2022, there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive non-participating
common stock equivalents were 695 and 509 for the three months ended March 31, 2023 and 2022, respectively.

There were no potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three months ended March 31, 2023 and 2022 as the Company’s average stock price was lower than the conversion price.
The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Three Months Ended March 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2023	2022
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	159,887	142,782	(1)
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock (Note 11)	(14,750)	—
Potentially dilutive restricted stock awards	(706)	—

Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	144,431	142,782

(1)
Excludes 15,521 participating securities and 31 potentially dilutive non-participating
common stock equivalents for the three months ended March 31, 2022, as the Company reported a net loss for the period (shares herein are reported in thousands).

20. Income Taxes
Effective Income Tax Rate – Three Months Ended March 31, 2023 and March 31, 2022
The Company’s effective income tax rate during the three months ended March 31, 2023 was 7.9% resulting in income tax expense of $1,383. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a non-taxable
gain on revaluation of deferred consideration and a $1,353 reduction in unrecognized tax benefits (including interest and penalties). These items were partly offset by a non-deductible
loss on extinguishment of our convertible notes and an increase in the deferred tax asset valuation allowance on losses recognized on the Company’s investments.
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
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Deferred tax assets:
Capital losses	$17,740	$17,541
Unrealized losses	4,781	3,821
NOLs—Foreign	1,625	1,609
Accrued expenses	1,527	6,030
Goodwill and intangible assets	1,038	1,085
Stock-based compensation	865	1,526
Interest carryforwards	476	—
Operating lease liabilities	260	313
Foreign currency translation adjustment	254	173
NOLs—U.S.	127	255
Outside basis differences	122	122

	March 31, 2023	December 31, 2022
Other	355	341

Deferred tax assets	29,170	32,816

Deferred tax liabilities:
Fixed assets and prepaid assets	150	278
Unremitted earnings—European subsidiaries	246	205
Right of use assets—operating leases	260	313

Deferred tax liabilities	656	796

Total deferred tax assets less deferred tax liabilities	28,514	32,020
Less: Valuation allowance	(22,643)	(21,484)

Deferred tax assets, net	$5,871	$10,536

Net Operating and Capital Losses—U.S.
The Company’s tax effected net operating losses (“NOLs”) at March 31, 2023 were $127, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.
The Company’s tax effected capital losses at March 31, 2023 were $17,740. These capital losses expire between the years 2023 and 2028.
Net Operating Losses—Europe
One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,625 at March 31, 2023.
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

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance at January 1, 2023	$1,353	$957	$396
Decrease—Lapse of statute of limitations	(1,353)	(957)	(396)

Balance at March 31, 2023	$—	$—	$—

(1)	The gross unrecognized tax benefits were accrued in British pounds.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of March 31, 2023, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2018.
Undistributed Earnings of Foreign Subsidiaries
ASC
740-30
Income Taxes provides guidance that US companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $246 and $205 at March 31, 2023 and December 31, 2022, respectively.

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
During the three months ended March 31, 2023 and 2022, the Company repurchased 604,505 and 588,694 shares of its common stock, respectively, under this program for an aggregate cost of $3,384 and $3,394, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.
As of March 31, 2023, $96,591,597 remained under this program for future purchases.
22. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2023	$85,856
Changes	—

Balance at March 31, 2023	$85,856

Goodwill arising from the ETFS Acquisition of $84,057 is not deductible for tax purposes as the acquisition was structured as a stock acquisition occurring in the U.K. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

Balance at March 31, 2023
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Software development	2,822	(101)	2,721

Balance at March 31, 2023	$604,069	$(101)	$603,968

Balance at December 31, 2022
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Software development	2,370	(50)	2,320

Balance at December 31, 2022	$603,617	$(50)	$603,567

ETFS Acquisition (Indefinite-Lived)
In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.
Software Development (Finite-Lived)
Internally-developed software is amortized over a useful life of three years. During the three-month period ended March 31, 2023, the Company recognized amortization expense on internally-developed software of $51.

As of March 31, 2023, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remained of 2023	$656
2024	940
2025	891
2026	234
2027	—
2028 and thereafter	—

Total expected amortization expense	$2,721

The weighted-average remaining useful life of the finite-lived intangible assets is 2.9 years.
23. Contingent Payments
Sale of Canadian ETF Business
On February 19, 2020, the Company completed the sale of all the outstanding shares of
WisdomTree Asset Management Canada, Inc.
to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and was paid CDN $3,000 (USD $2,360) and CDN $2,000 (USD $1,477) of additional cash consideration based upon the achievement of certain AUM growth targets as determined on the
18-month
and the
36-month
anniversaries of the closing date, respectively.
A gain of $1,477 was recognized during the three months ended March 31, 2023, from remeasuring the contingent payment to its realizable value. These gains were recorded in other losses, net.
24. Subsequent Events
The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.
There were no events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

We have approximately $90.7 billion in AUM as of March 31, 2023. Our family of ETPs includes products that provide exposure to equities, commodities, fixed income, leveraged-and-inverse, currency, cryptocurrency and alternative strategies. We have launched many first-to-market products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. We believe technology is altering the way financial advisors conduct business and through our Advisor Solutions program we offer technology-enabled and research-driven solutions including portfolio construction, asset allocation, practice management services and digital tools to help financial advisors address technology challenges and grow and scale their businesses.

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

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equity, commodity, fixed income, leveraged-and-inverse, currency, alternatives and cryptocurrency. The chart below sets forth the asset mix of our ETPs at March 31, 2023, December 31, 2022 and March 31, 2022:

Market Environment

The outlook for the first quarter of 2023 improved as developed markets continued to stave off a recession despite rising interest rates. The outlook for emerging markets has improved since the zero-Covid policy was abandoned in China. In March, gold prices increased to over $2,000 per ounce for the first time in over a year amid market volatility sparked by the Silicon Valley Bank’s collapse and further turbulence in the banking sector.

The S&P 500, MSCI EAFE (local currency), MSCI Emerging Markets Index (U.S. dollar) and gold prices increased by 7.5%, 7.7%, 4.0% and 9.2%, respectively, during the quarter. In addition, the European and Japanese equities markets both appreciated with the MSCI EMU Index and MSCI Japan Index increasing 12.3% and 7.3%, respectively, in local currency terms for the quarter. Also, the U.S. dollar weakened 1.8%, 2.6% and 1.3% versus the euro, British pound and the Japanese yen, respectively, the during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF net flows for the three months ended March 31, 2023 were $467 billion. Fixed income and U.S. equity gathered the majority of those flows.

                Source: Morningstar

European Listed ETP Industry Flows

European listed ETP net flows were $71.1 billion for the three months ended March 31, 2023. Equities and fixed income gathered the majority of those flows.

                Source: Morningstar

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $56.0 billion at December 31, 2022 to $61.3 billion at March 31, 2023 due to net inflows and market appreciation.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $26.0 billion at December 31, 2022 to $29.5 billion at March 31, 2023, due to net inflows and market appreciation.

Consolidated Operating Results

The following table sets forth our revenues and net income/(loss) for the most recent five quarters.

•

Revenues – Total revenues increased 4.7% from the three months ended March 31, 2022 to $82.0 million due to higher average AUM and higher other income from large flows into some of our European products. These items were partly offset by a lower average advisory fee.

•

Expenses – Total operating expenses increased 7.9% from the three months ended March 31, 2022 to $65.5 million primarily due to higher compensation from increased headcount and stock-based compensation expense, fund management and administration costs and other expenses. These increases were partly offset by lower professional fees.

•

Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, gains/(losses) on revaluation of deferred consideration–gold payments, impairments, loss on extinguishment of convertible notes and other losses and gains. Further information is provided herein.

•	Net income/(loss) – We reported net income of $16.2 million and a net loss of ($10.3) million during the three months ended March 31, 2023 and 2022, respectively.

Expense Guidance Update for the Year Ending December 31, 2023

Compensation Expense

Our compensation expense for the year ending December 31, 2023 is currently estimated to range from $100.0 million to $106.0 million. This range considers variability in incentive compensation, with drivers including the magnitude of our flows, our share price performance in relation to our peers as well as revenue, operating income and operating margin performance. Given the strong start to 2023, we anticipate trending toward the high end of this range.

Discretionary Spending

Discretionary spending includes, marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the three months ended March 31, 2023, our discretionary spending was $13.2 million. We currently estimate our discretionary spending for the year ending December 31, 2023 to range from $56.0 million to $59.0 million (unchanged from our guidance provided last quarter), as we anticipate an uptick in marketing spend.

Not included in the guidance above are potential non-recurring expenses in response to an activist campaign, including $1.0 million incurred during the three months ended March 31, 2023.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 79.1% during the three months ended March 31, 2023. Our gross margin guidance for the year ending December 31, 2023 is estimated to be 78% given anticipated product launches, changes in other income which may rise or fall depending upon the magnitude of flows of our European-listed products and uncertain market conditions.

Contractual Gold Payments

We currently estimate our contractual gold payments expense for the year ending December 31, 2023 to be approximately $18.0 million (unchanged from our guidance provided last quarter) taking into consideration current gold prices.

Third-Party Distribution Fees

We currently estimate third-party distribution fees to range from $8.0 million to $9.0 million (unchanged from our guidance provided last quarter) for the year ending December 31, 2023. Given the AUM on our platforms we anticipate trending toward the high end of this guidance.

Interest Expense

Our interest expense for the year ending December 31, 2023 is currently estimated to be $15.0 million. Our interest cost for the three months ended June 30, 2023 is estimated to be $4.1 million, which should then reduce to $3.5 million per quarter going forward upon the settlement of $60.0 million in aggregate principal amount of our 2020 Notes (defined below) maturing in June 2023.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be 23% (unchanged from our guidance provided last quarter). This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts.

This normalized effective tax rate excludes items that are non-recurring and not core to our operating business including but not limited to the impact of any revaluation on deferred consideration – gold payments, the loss on extinguishment of convertible notes, remeasurement of contingent consideration from the sale of our former Canadian ETF business, gains and losses on financial instruments owned and investments, valuation allowances on capital losses, reductions in unrecognized tax benefits and any stock-based compensation windfalls or shortfalls.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
GLOBAL ETPs (in millions)
Beginning of period assets	$81,993	$70,878	$77,479
Inflows/(outflows)	6,341	5,264	1,319
Market appreciation/(depreciation)	2,406	5,851	609
End of period assets	$90,740	$81,993	$79,407

Average assets during the period	$87,508	$77,649	$77,809
Average advisory fee during the period	0.36%	0.36%	0.40%
Number of ETPs—end of the period	350	348	341

US LISTED ETFs (in millions)
Beginning of period assets	$55,973	$48,043	$48,210
Inflows/(outflows)	4,012	4,232	2,250
Market appreciation/(depreciation)	1,298	3,698	(1,838)
End of period assets	$61,283	$55,973	$48,622

Average assets during the period	$59,430	$53,655	$47,499
Number of ETPs—end of the period	80	79	77

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$26,020	$22,835	$29,269
Inflows/(outflows)	2,329	1,032	(931)
Market appreciation/(depreciation)	1,108	2,153	2,447
End of period assets	$29,457	$26,020	$30,785

Average assets during the period	$28,078	$23,994	$30,310
Number of ETPs—end of the period	270	269	264

PRODUCT CATEGORIES (in millions)

Commodity & Currency
Beginning of period assets	$22,097	$19,561	$24,598
Inflows/(outflows)	2,003	796	(1,053)
Market appreciation/(depreciation)	824	1,740	2,757

End of period assets	$24,924	$22,097	$26,302

Average assets during the period	$23,806	$20,345	$25,891
U.S. Equity
Beginning of period assets	$24,112	$20,952	$23,860
(Outflows)/inflows	(149)	1,021	779
Market appreciation/(depreciation)	571	2,139	(901)

End of period assets	$24,534	$24,112	$23,738

Average assets during the period	$24,726	$23,492	$23,134
Fixed Income
Beginning of period assets	$15,273	$11,695	$4,356
Inflows/(outflows)	3,513	3,393	1,242
Market (depreciation)/appreciation	(78)	185	(180)

End of period assets	$18,708	$15,273	$5,418

Average assets during the period	$17,176	$13,962	$4,691

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
International Developed Market Equity
Beginning of period assets	$10,195	$9,183	$11,894
Inflows/(outflows)	450	40	97
Market appreciation/(depreciation)	788	972	(569)

End of period assets	$11,433	$10,195	$11,422

Average assets during the period	$10,879	$10,000	$11,543

Emerging Market Equity
Beginning of period assets	$8,116	$7,495	$10,375
Inflows/(outflows)	486	(53)	189
Market appreciation/(depreciation)	209	674	(573)

End of period assets	$8,811	$8,116	$9,991

Average assets during the period	$8,666	$7,770	$10,116

Leveraged & Inverse
Beginning of period assets	$1,754	$1,523	$1,775
Inflows/(outflows)	43	59	(2)
Market (depreciation)/appreciation	(12)	172	83

End of period assets	$1,785	$1,754	$1,856

Average assets during the period	$1,757	$1,623	$1,830

Alternatives
Beginning of period assets	$310	$306	$261
(Outflows)/inflows	(18)	12	29
Market appreciation/(depreciation)	14	(8)	3

End of period assets	$306	$310	$293

Average assets during the period	$308	$305	$275

Cryptocurrency
Beginning of period assets	$136	$163	$357
Inflows/(outflows)	13	(4)	37
Market appreciation/(depreciation)	90	(23)	(11)

End of period assets	$239	$136	$383

Average assets during the period	$190	$152	$324

Closed ETPs
Beginning of period assets	$—	$—	$3

Inflows/(outflows)	—	—	1

End of period assets	$—	$—	$4

Average assets during the period	$—	$—	$5

Headcount	279	273	253

Note: Previously issued statistics may be restated due to fund closures and trade adjustments

Source: WisdomTree

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Selected Operating and Financial Information

	Three Months Ended March 31,		Change	Percent Change
	2023	2022
AUM (in millions)
Average AUM	$87,508	$77,809	$9,699	12.5%

Operating Revenues (in thousands)
Advisory fees	$77,637	$76,517	$1,120	1.5%
Other income	4,407	1,851	2,556	138.1%

Total revenues	$82,044	$78,368	$3,676	4.7%

Average AUM

Our average AUM increased 12.5 % from $77.8 billion at March 31, 2022 to $87.5 billion at March 31, 2023 due to net inflows partly offset by market depreciation.

Operating Revenues

Advisory fees

Advisory fee revenues increased 1.5% from $76.5 million during the three months ended March 31, 2022 to $77.6 million in the comparable period in 2023 due to higher average AUM, partly offset by a decline in our average advisory fee. Our average advisory fee decreased from 0.40% during the three months ended March 31, 2022 to 0.36% during the comparable period in 2023 due to AUM mix shift.

Other income

Other income increased 138.1% from $1.9 million during the three months ended March 31, 2022 to $4.4 million in the comparable period in 2023 primarily due to large flows into some of our European products.

Operating Expenses

(in thousands)	Three Months Ended March 31,		Change	Percent Change
	2023	2022
Compensation and benefits	$27,398	$24,787	$2,611	10.5%
Fund management and administration	17,153	15,494	1,659	10.7%
Marketing and advertising	4,007	4,023	(16)	(0.4%)
Sales and business development	2,994	2,609	385	14.8%
Contractual gold payments	4,486	4,450	36	0.8%
Professional fees	3,715	4,459	(744)	(16.7%)
Occupancy, communications and equipment	1,101	753	348	46.2%
Depreciation and amortization	109	47	62	131.9%
Third-party distribution fees	2,253	2,212	41	1.9%
Other	2,257	1,845	412	22.3%

Total operating expenses	$65,473	$60,679	$4,794	7.9%

	Three Months Ended March 31,
As a Percent of Revenues:	2023	2022
Compensation and benefits	33.5%	31.5%
Fund management and administration	20.9%	19.8%
Marketing and advertising	4.9%	5.1%
Sales and business development	3.6%	3.3%
Contractual gold payments	5.5%	5.7%
Professional fees	4.5%	5.7%
Occupancy, communications and equipment	1.3%	1.0%
Depreciation and amortization	0.1%	0.1%
Third-party distribution fees	2.7%	2.8%
Other	2.8%	2.4%

Total operating expenses	79.8%	77.4%

Compensation and benefits

Compensation and benefits expense increased 10.5% from $24.8 million during the three months ended March 31, 2022 to $27.4 million in the comparable period in 2023 due to increased headcount and higher stock-based compensation expense. Headcount was 253 and 279 at March 31, 2022 and 2023, respectively.

Fund management and administration

Fund management and administration expense increased 10.7% from $15.5 million during the three months ended March 31, 2022 to $17.2 million in the comparable period in 2023 primarily due to higher average AUM, product launches and inflows. We had 77 U.S. listed ETFs and 264 European listed ETPs at March 31, 2022 compared to 80 U.S. listed ETFs and 270 European listed ETPs at March 31, 2023.

Marketing and advertising

Marketing and advertising expense was essentially unchanged from the three months ended March 31, 2022.

Sales and business development

Sales and business development expense increased 14.8% from $2.6 million during the three months ended March 31, 2022 to $3.0 million in the comparable period in 2023 primarily resulting from increases in conference and events spending as well as market data costs.

Contractual gold payments

Contractual gold payments expense was essentially unchanged from the three months ended March 31, 2022. This expense was associated with the annual payment of 9,500 ounces of gold and was calculated using the average daily spot price of $1,874 and $1,889 per ounce during the three months ended March 31, 2022 and 2023, respectively.

Professional fees

Professional fees decreased 16.7% from $4.5 million during the three months ended March 31, 2022 to $3.7 million in the comparable period in 2023 primarily due to lower expenses incurred in response to an activist campaign.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 46.2% from $0.8 million during the three months ended March 31, 2022 to $1.1 million in the comparable period in 2023 as we signed new office leases in the U.S. and Europe.

Depreciation and amortization

Depreciation and amortization expense increased 131.9% from $0.05 million during the three months ended March 31, 2022 to $0.1 million in the comparable period in 2023 due to amortization of software development costs.

Third-party distribution fees

Third-party distribution fees were essentially unchanged from the three months ended March 31, 2022.

Other

Other expenses increased 22.3% from $1.8 million during the three months ended March 31, 2022 to $2.3 million in the comparable period in 2023 primarily due to higher insurance, public relations, travel and directors expenses.

Other Income/(Expenses)

	Three Months Ended March 31,		Change	Percent Change
(in thousands)	2023	2022
Interest expense	$(4,002)	$(3,732)	$(270)	7.2%
Gain/(loss) on revaluation of deferred consideration	20,592	(17,018)	37,610	n/a
Interest income	1,083	794	289	36.4%
Impairments	(4,900)	—	(4,900)	100.0%
Loss on extinguishment of convertible notes	(9,721)	—	(9,721)	100.0%
Other losses, net	(2,007)	(24,707)	22,700	(91.9%)

Total other income/(expenses), net	$1,045	$(44,663)	$45,708	n/a

	Three Months Ended March 31,
As a Percent of Revenues:	2023	2022
Interest expense	(4.9%)	(4.8%)
Gain/(loss) on revaluation of deferred consideration	25.1%	(21.7%)
Interest income	1.3%	1.0%
Impairments	(6.0%)	—
Loss on extinguishment of convertible notes	(11.8%)	—
Other losses, net	(2.4%)	(31.5%)

Total other income/(expenses), net	1.3%	(57.0%)

Interest expense

Interest expense increased 7.2% from $3.7 million during the three months ended March 31, 2022 to $4.0 million in the comparable period in 2023 due to a higher level of debt outstanding and a higher effective interest rate. Our effective interest rate during the three months ended March 31, 2022 and 2023 was 4.6% and 5.0%, respectively.

Gain/(loss) on revaluation of deferred consideration

We recognized a loss on revaluation of deferred consideration of ($17.0) million and a gain on revaluation of deferred consideration of $20.6 million during the three months ended March 31, 2022 and 2023, respectively. The gain recognized during the three months ended March 31, 2023, was primarily due to an increase in the discount rate used to compute the present value of the annual payment obligations, partly offset by higher gold prices. The magnitude of any gain or loss is highly correlated to changes in the discount rate and the magnitude of the change in the forward-looking price of gold.

Interest income

Interest income increased 36.4% from $0.8 million during the three months ended March 31, 2022 to $1.1 million in the comparable period in 2023 due to rising interest rates.

Impairments

During the three months ended March 31, 2023, we recognized a non-cash impairment charge of $4.9 million on the Securrency Series A Shares.

Loss on Extinguishment of Convertible Notes

During the three months ended March 31, 2023, we recognized a loss on extinguishment of convertible notes of $9.7 million arising from the repurchase of $115.0 million in aggregate principal amount of our 2020 Notes.

Other losses, net

Other net losses were $2.0 million for the first quarter of 2023. This quarter includes a non-cash charge of $1.4 million arising from the release of a tax-related indemnification asset upon the expiration of the statute of limitations (an equal and offsetting benefit has been recognized in income tax expense). This quarter also includes losses on our investments of $3.9 million. These items were partly offset by gains on our financial instruments owned of $2.0 million and a gain of $1.5 million related to the remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold exchange-traded products (“ETPs”), foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for the first quarter of 2023 was 7.9%, resulting in income tax expense of $1.4 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to a non-taxable gain on revaluation of deferred consideration and a reduction in unrecognized tax benefits upon the expiration of the statute of limitations. These items were partly offset by a non-deductible loss on extinguishment of our convertible notes and an increase in the deferred tax asset valuation allowance on losses recognized on our investments.

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

•

Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce volatility in earnings and are not core to our operating business.

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

•

Other items: Loss on extinguishment of convertible notes, impairments, remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business, unrealized gains and losses recognized on our investments, changes in deferred tax asset valuation allowance and expenses incurred in response to an activist campaign are excluded when calculating our non-GAAP financial measurements.

	Three Months Ended
Adjusted Net Income and Diluted Earnings per Share:	March 31, 2023	March 31, 2022
Net income/(loss), as reported	$16,233	$(10,261)
(Deduct)/add back: (Gain)/loss on revaluation of deferred consideration	(20,592)	17,018
Add back: Loss on extinguishment of convertible notes, net of income taxes	9,623	—
Add back: Impairments	4,900	—
Deduct: Remeasurement of contingent consideration – sale of former Canadian ETF business	(1,477)	—
(Deduct)/add back: (Gains)/losses on financial instruments owned, net of income taxes	(1,479)	3,893
Add back: Increase in deferred tax asset valuation allowance on financial instruments owned and investments	477	2,010
Add back: Unrealized loss recognized on our investments, net of income taxes	2,966	124
Deduct: Tax windfalls upon vesting and exercise of stock-based compensation awards	(185)	(565)
Add back: Expenses incurred in response to an activist campaign, net of income taxes	732	1,844

Adjusted net income	$11,198	$14,063
Deduct: Income distributed to participating securities	(498)	(549)
Deduct: Undistributed income allocable to participating securities	(672)	(1,041)

Adjusted net income available to common stockholders	10,028	12,473
Weighted average diluted shares, excluding participating securities (See Note 11 to our Consolidated Financial Statements)	144,431	142,814

Adjusted earnings per share—diluted	$0.07	$0.09

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2023	December 31, 2022
Balance Sheet Data (in thousands):
Cash and cash equivalents	$119,099	$132,101
Financial instruments owned, at fair value	130,180	126,239
Accounts receivable	35,496	30,549
Securities held-to-maturity	253	259

Total: Liquid assets	285,028	289,148
Less: Total current liabilities	(130,926)	(148,434)
Less: Other assets—seed capital (WisdomTree blockchain-enabled funds)	(12,413)	(1,765)
Less: Regulatory capital requirements	(28,726)	(25,988)

Total: Available liquidity	$112,963	$112,961

	Three Months Ended March 31,
	2023	2022
Cash Flow Data (in thousands):
Operating cash flows	$(5,397)	$(2,692)
Investing cash flows	(2,008)	(18,721)
Financing cash flows	(6,070)	(8,236)
Foreign exchange rate effect	473	(665)

Decrease in cash and cash equivalents	$(13,002)	$(30,314)

Liquidity

We consider our available liquidity to be our liquid assets, less our current liabilities and regulatory capital requirements of certain European subsidiaries. Liquid assets consist of cash and cash equivalents, financial instruments owned, at fair value, accounts receivable and securities held-to-maturity. Our financial instruments owned, at fair value are highly liquid investments. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities consist primarily of convertible notes maturing in the next 12 months, payments owed to vendors and third parties in the normal course of business, deferred consideration and accrued incentive compensation for employees.

Cash and cash equivalents decreased by $13.0 million during the three months ended March 31, 2023 due to $130.0 million of proceeds from the issuance of convertible notes, $18.3 million of proceeds from the sale of financial instruments owned, at fair value and $0.4 million from other activities. These increases were offset by $124.3 million used to repurchase convertible notes, $20.3 million used to purchase financial instruments owned, at fair value, $5.4 million used in operating activities, $4.8 million used to pay dividends, $3.5 million used to cover convertible notes issuance costs and $3.4 million used to repurchase our common stock.

Cash and cash equivalents decreased by $30.3 million during the three months ended March 31, 2022 due to $25.5 million used to purchase securities owned, $6.9 million used to purchase investments, $4.8 million used to pay dividends on our common stock, $3.4 million used to repurchase our common stock, $2.7 million of net cash used in operating activities and $0.6 million used in other activities. These decreases were partly offset by $13.6 million of proceeds from the sale of securities owned.

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

In connection with the issuance of the 2023 Notes, we repurchased $115.0 million in aggregate principal amount of the 2020 Notes. As a result of this repurchase, we recognized a loss on extinguishment of approximately $9.7 million during the three months ended March 31, 2023.

After the issuance of the 2023 Notes (and together with the remaining 2020 Notes and the 2021 Notes, the “Convertible Notes”), we had $340.0 million in aggregate principal amount of Convertible Notes outstanding.

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at March 31, 2023 was approximately $28.7 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans.

During the three months ended March 31, 2023, we repurchased 604,505 shares of our common stock under the repurchase program for an aggregate cost of $3.4 million. Currently, approximately $96.6 million remains under this program for future purchases.

Contractual Obligations

Convertible Notes

We currently have $340.0 million in aggregate principal amount of Convertible Notes outstanding, of which $60.0 million, $150.0 million and $130.0 million are scheduled to mature on June 15, 2023, June 15, 2026 and August 15, 2028, respectively, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

The Convertible Notes require cash settlement of the principal amount, while settlement of the conversion obligation in excess of the aggregate principal amount may be satisfied in either cash, shares of our common stock or a combination of cash and shares of our common stock. We anticipate settling the $60.0 million in aggregate principal amount of 2020 Notes scheduled to mature in June 2023 and may settle and/or refinance the remaining obligations when due.

See the section titled “Issuance of Convertible Notes” above for additional information.

Deferred Consideration—Gold Payments

Deferred consideration represents an obligation we assumed in April 2018 in connection with our acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse business of ETFS Capital. The obligation is for fixed payments to ETFS Capital of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold per year continuing into perpetuity (“Contractual Gold Payments”). The present value of the deferred consideration was $179.8 million at March 31, 2023.

The Contractual Gold Payments are paid from advisory fee income generated by any of our sponsored financial products backed by physical gold with no recourse back to us for any unpaid amounts that exceed advisory fees earned.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $1.2 million at March 31, 2023. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments.

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

Goodwill is assessed for impairment annually on November 30th. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the market approach and its market capitalization when determining the fair value of the reporting unit. The results of our most recent analysis indicated no impairment based upon a quantitative assessment.

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for our intangible assets is November 30th. The results of our most recent analysis indicated no impairment based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates ranging from 3% to 8% (5% weighted average) and a weighted average cost of capital of 11.0%.

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

See Note 8 to our Consolidated Financial Statements for information.

Deferred Consideration—Gold Payments

Deferred consideration represents the present value of an obligation to pay gold to a third party into perpetuity and is measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. The weighted average forward-looking gold price per ounce, discount rate and perpetual growth rate were $2,401, 13.3% and 1.5%, respectively, at March 31, 2023. Changes in the fair value of this obligation are reported as (gain)/loss on revaluation of deferred consideration–gold payments on our Consolidated Statements of Operations.

During the three months ended March 31, 2023, we reported a gain on deferred consideration—gold payments of $20.6 million. A 1.0% increase in the weighted average forward-looking gold price per ounce would have decreased this reported gain by $1.3 million, a 1 percentage point increase in the discount rate would have increased this reported gain by $12.9 million and a 1 percentage point increase in the perpetual growth rate would have decreased this reported gain by $9.3 million. See Note 9 to our Consolidated Financial Statements for additional information.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other securities which totaled $134.3 million and $130.8 million as of March 31, 2022 and 2023, respectively. During the three months ended March 31, 2023, we recognized losses on these securities of $2.0 million and any losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 13 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €15.8 million ($17.2 million).

ITEM 1A. RISK FACTORS

You should carefully consider the information set forth in Part 1, Item1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2023 to January 31, 2023	602,327	$5.60	602,327
February 1, 2023 to February 28, 2023	—	$—	—
March 1, 2023 to March 31, 2023	2,178	$5.62	2,178

Total	604,505	$5.60	604,505	$96,592

On February 22, 2022, our Board of Directors approved an increase of $85.7 million to our share repurchase program and extended the term for three years through April 27, 2025. During the three months ended March 31, 2023, we repurchased 604,505 shares of our common stock under this program for an aggregate cost of approximately $3.4 million. As of March 31, 2023, $96.6 million remained under this program for future repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).

3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.6	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)

3.7	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

4.7	Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.9	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.10	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.11	Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)

4.12	Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)

Exhibit Number	Description

4.13	Stockholder Rights Agreement, dated March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)

4.14	Amendment No. 1 to Stockholder Rights Agreement, dated as of May 4, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2023).

10.1(1)	Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated April 21, 2023

10.2(1)	Form of Amendment, dated April 21, 2023, to Employment Agreements between the Registrant and each of Jonathan Steinberg, Peter M. Ziemba, R. Jarrett Lilien and Marci Frankenthaler

10.3(1)	WisdomTree, Inc. Executive Severance Plan

10.4(1)	Form of Employee Confidentiality, Assignment and Restrictive Covenant Agreement executed by participants of the WisdomTree, Inc. Executive Severance Plan

31.1(1)	Rule 13a-14(a) / 15d—14(a) Certification

31.2(1)	Rule 13a-14(a) / 15d—14(a) Certification

32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2023, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2023 (Unaudited) and December 31, 2022; (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2023 and March 31, 2022 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and March 31, 2022 (Unaudited) (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 9th day of May 2023.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)