Form 10-Q
period 2023-06-30
WisdomTree, Inc.
filed 2023-08-04
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023, there were 150,324,501 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.
Form
10-Q
For the Quarterly Period Ended June 30, 2023

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree, Inc. and its subsidiaries.
WisdomTree
®
, WisdomTree Prime
™
and Modern Alpha
®
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
In particular, forward-looking statements in this Report may include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;

•	anticipated levels of inflows into and outflows out of our ETPs;

•	our ability to deliver favorable rates of return to investors;

•	competition in our business;

•	whether we will experience future growth;

•	our ability to develop new products and services and their potential for success;

•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;

•	our ability to successfully implement our strategy relating to digital assets and blockchain-enabled financial services, including WisdomTree Prime ™ , and achieve its objectives;

•	our ability to successfully operate and expand our business in non-U.S. markets;

•	the effect of laws and regulations that apply to our business; and

•	actions of activist stockholders.
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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WisdomTree, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:

Cash and cash equivalents (Note 3)	$83,735	$132,101
Financial instruments owned, at fair value (including $38,451 and $25,283 invested in WisdomTree products at June 30, 2023 and December 31, 2022, respectively) (Note 5)	65,492	126,239
Accounts receivable (including $32,642 and $24,139 due from related parties at June 30, 2023 and December 31, 2022, respectively)	34,208	30,549
Prepaid expenses	8,161	4,684
Income taxes receivable	894	—
Other current assets	376	390

Total current assets	192,866	293,963
Fixed assets, net	487	544
Indemnification receivable (Note 20)	—	1,353
Securities held-to-maturity	245	259
Deferred tax assets, net (Note 20)	7,626	10,536
Investments (Note 7)	40,002	35,721
Right of use assets—operating leases (Note 12)	849	1,449
Goodwill (Note 22)	86,841	85,856
Intangible assets, net (Note 22)	604,407	603,567
Other noncurrent assets	454	571

Total assets	$933,777	$1,033,819

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$30,635	$36,521
Compensation and benefits payable	17,800	24,121
Operating lease liabilities (Note 12)	849	1,125
Convertible notes—current (Note 10)	—	59,197
Deferred consideration—gold payments (Note 9)	—	16,796
Income taxes payable	—	1,599
Accounts payable and other liabilities	18,997	9,075

Total current liabilities	68,281	148,434
Convertible notes (Note 10)	274,140	262,019
Deferred consideration—gold payments (Note 9)	—	183,494
Operating lease liabilities (Note 12)	—	339
Other noncurrent liabilities (Note 20)	—	1,353

Total liabilities	342,421	595,639

Preferred stock—Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $103,480 and $77,969 at June 30, 2023 and December 31, 2022, respectively) (Note 11)	132,569	132,569

Contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Preferred stock—Series C Non-Voting Convertible, par value $0.01; 13.087 shares authorized, issued and outstanding	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 150,343 and 146,517 at June 30, 2023 and December 31, 2022, respectively	1,503	1,465
Additional paid-in capital	383,621	291,847
Accumulated other comprehensive loss	(693)	(1,420)
Retained earnings	74,356	13,719

Total stockholders’ equity	458,787	305,611

Total liabilities and stockholders’ equity	$933,777	$1,033,819

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues:

Advisory fees	$82,004	$75,586	$159,641	$152,103
Other income	3,720	1,667	8,127	3,518

Total revenues	85,724	77,253	167,768	155,621

Operating Expenses:
Compensation and benefits	26,319	24,565	53,717	49,352
Fund management and administration	17,727	16,076	34,880	31,570
Marketing and advertising	4,465	3,894	8,472	7,917
Sales and business development	3,326	3,131	6,320	5,740
Contractual gold payments (Note 9)	1,583	4,446	6,069	8,896
Professional fees	8,334	4,308	12,049	8,767
Occupancy, communications and equipment	1,172	1,049	2,273	1,802
Depreciation and amortization	121	53	230	100
Third-party distribution fees	1,881	1,818	4,134	4,030
Other	2,615	2,109	4,872	3,954

Total operating expenses	67,543	61,449	133,016	122,128

Operating income	18,181	15,804	34,752	33,493
Other Income/(Expenses):
Interest expense	(4,021)	(3,733)	(8,023)	(7,465)
Gain/(loss) on revaluation/termination of deferred consideration—gold payments (Note 9)	41,361	2,311	61,953	(14,707)
Interest income	1,000	770	2,083	1,564
Impairments (Note 7)	—	—	(4,900)	—
Loss on extinguishment of convertible notes (Note 10)	—	—	(9,721)	—
Other gains and losses, net	1,286	(4,474)	(721)	(29,181)

Income/(loss) before income taxes	57,807	10,678	75,423	(16,296)
Income tax expense/(benefit)	3,555	2,673	4,938	(14,040)

Net income/(loss)	$54,252	$8,005	$70,485	$(2,256)

Earnings/(loss) per share—basic	$0.32	$0.05	$0.43	$(0.02)

Earnings/(loss) per share—diluted	$0.32	$0.05	$0.42	$(0.02)

Weighted-average common shares—basic	144,351	143,046	144,108	142,915

Weighted-average common shares—diluted	170,672	158,976	165,468	142,915

Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income/(loss)	$54,252	$8,005	$70,485	$(2,256)
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of income taxes	261	(1,721)	727	(2,207)

Other comprehensive income/(loss)	261	(1,721)	727	(2,207)

Comprehensive income/(loss)	$54,513	$6,284	$71,212	$(4,463)

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)
(Unaudited)

	For the Three Months Ended June 30, 2023
	Series C Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares Issued	Par Value	Shares Issued	Par Value
Balance—April 1, 2023	—	$—	149,291	$1,493	$292,971	$(954)	$25,028	$318,538
Shares issued in connection with termination of the deferred consideration—gold payments obligation, net of issuance costs (Note 9)	13	—	—	—	86,801	—	—	86,801
Restricted stock issued and vesting of restricted stock units, net	—	—	41	—	—	—	—	—
Shares issued in connection with convertible notes that matured on June 15, 2023 (Note 10)	—	—	1,037	10	35	—	—	45
Shares repurchased	—	—	(26)	—	(156)	—	—	(156)
Stock-based compensation	—	—	—	—	3,970	—	—	3,970
Other comprehensive income	—	—	—	—	—	261	—	261
Dividends	—	—	—	—	—	—	(4,924)	(4,924)
Net income	—	—	—	—	—	—	54,252	54,252

Balance—June 30, 2023	13	$—	150,343	$1,503	$383,621	$(693)	$74,356	$458,787

	For the Three Months Ended June 30, 2022
	Series C Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
	Shares Issued	Par Value	Shares Issued	Par Value
Balance—April 1, 2022	—	$—	146,560	$1,466	$284,421	$196	$(32,706)	$253,377
Restricted stock issued and vesting of restricted stock units, net	—	—	(49)	(1)	1	—	—	—
Stock-based compensation	—	—	—	—	2,432	—	—	2,432
Other comprehensive loss	—	—	—	—	—	(1,721)	—	(1,721)
Dividends	—	—	—	—	(4,837)	—	—	(4,837)
Net income	—	—	—	—	—	—	8,005	8,005

Balance—June 30, 2022	—	$—	146,511	$1,465	$282,017	$(1,525)	$(24,701)	$257,256

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(In Thousands)
(Unaudited)

	For the Six Months Ended June 30, 2023
	Series C Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares Issued	Par Value	Shares Issued	Par Value
Balance—January 1, 2023	—	$—	146,517	$1,465	$291,847	$(1,420)	$13,719	$305,611
Shares issued in connection with termination of the deferred consideration—gold payments obligation, net of issuance costs (Note 9)	13	—	—	—	86,801	—	—	86,801
Restricted stock issued and vesting of restricted stock units, net	—	—	3,420	34	(34)	—	—	—
Shares issued in connection with convertible notes that matured on June 15, 2023 (Note 10)	—	—	1,037	10	35	—	—	45
Shares repurchased	—	—	(631)	(6)	(3,534)	—	—	(3,540)
Stock-based compensation	—	—	—	—	8,506	—	—	8,506
Other comprehensive income	—	—	—	—	—	727	—	727
Dividends	—	—	—	—	—	—	(9,848)	(9,848)
Net income	—	—	—	—	—	—	70,485	70,485

Balance—June 30, 2023	13	$—	150,343	$1,503	$383,621	$(693)	$74,356	$458,787

	For the Six Months Ended June 30, 2022
	Series C Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
	Shares Issued	Par Value	Shares Issued	Par Value
Balance—January 1, 2022	—	$—	145,107	$1,451	$289,736	$682	$(22,445)	$269,424
Restricted stock issued and vesting of restricted stock units, net	—	—	1,993	20	(20)	—	—	—
Shares repurchased	—	—	(589)	(6)	(3,388)	—	—	(3,394)
Stock-based compensation	—	—	—	—	5,368	—	—	5,368
Other comprehensive loss	—	—	—	—	—	(2,207)	—	(2,207)
Dividends	—	—	—	—	(9,679)	—	—	(9,679)
Net income	—	—	—	—	—	—	(2,256)	(2,256)

Balance—June 30, 2022	—	$—	146,511	$1,465	$282,017	$(1,525)	$(24,701)	$257,256

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income/(loss)	$70,485	$(2,256)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
(Gain)/loss on revaluation/termination of deferred consideration—gold payments	(61,953)	14,707
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(25,692)	(31,511)
Loss on extinguishment of convertible notes	9,721	—
Stock-based compensation	8,506	5,368
Contractual gold payments	6,069	8,896
Impairments	4,900	—
Deferred income taxes	2,964	3,378
Amortization of issuance costs—convertible notes	1,069	1,293
(Gains)/losses on financial instruments owned, at fair value	(947)	9,322
Losses on investments	819	—
Amortization of right of use asset	640	332
Depreciation and amortization	230	100
Other	—	120
Changes in operating assets and liabilities:
Accounts receivable	(5,254)	(3,718)
Prepaid expenses	(3,425)	(3,613)
Gold and other precious metals	18,441	23,743
Other assets	347	(241)
Intangibles—software development	(946)	(724)
Fund management and administration payable	6,419	423
Compensation and benefits payable	(18,941)	(13,537)
Income taxes payable	(2,523)	(5,235)
Operating lease liabilities	(652)	(348)
Accounts payable and other liabilities	9,752	2,043

Net cash provided by operating activities	20,029	8,542

Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(40,532)	(32,488)
Purchase of investments	(10,000)	(11,863)
Acquisition of Securrency Transfers, Inc. (net of cash acquired)	(985)	—
Purchase of fixed assets	(58)	(205)
Proceeds from the sale of financial instruments owned, at fair value	102,020	21,455
Receipt of contingent consideration – Sale of Canadian ETF business	1,477	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	14	31

Net cash provided by/(used in) investing activities	51,936	(23,070)

Cash flows from financing activities:
Repurchase and maturity of convertible notes (Note 10)	(184,272)	—
Termination of deferred consideration—gold payments	(50,005)	—
Dividends paid	(9,647)	(9,679)
Issuance costs—Convertible notes	(3,548)	—
Shares repurchased	(3,540)	(3,394)
Issuance costs—Series C Preferred Stock	(97)	—
Proceeds from the issuance of convertible notes (Note 10)	130,000	—

Net cash used in financing activities	(121,109)	(13,073)

Increase/(decrease) in cash flow due to changes in foreign exchange rate	778	(3,372)

Net decrease in cash and cash equivalents	(48,366)	(30,973)
Cash and cash equivalents—beginning of year	132,101	140,709

Cash and cash equivalents—end of period	$83,735	$109,736

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,900	$7,724

Cash paid for interest	$4,514	$6,156

WisdomTree, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
NON-CASH
INVESTING AND FINANCING ACTIVITIES
On May 10, 2023, the Company issued
13.087
 shares of Series C Non-Voting Convertible Preferred Stock (valued at $
86,898) in connection with the termination of its deferred consideration—gold payments obligation. See Notes 9 and 11 for additional information.
On June
15, 2023, the Company issued 1,037 shares of common stock (as the conversion option was in the money) in connection with the maturity of $60,000 aggregate principal amount of 4.25% Convertible Senior Notes.
The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Amounts)
1. Organization and Description of Business
WisdomTree, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a well-diversified suite of exchange-traded products (“ETPs”), models and solutions. Building on its heritage of innovation, the Company is also developing and has recently launched next-generation digital products and structures, including digital or blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as its blockchain-native digital wallet, WisdomTree Prime
™
. The Company has the following wholly-owned operating subsidiaries:

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

•
WisdomTree Digital Management, Inc.
(“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a non-consolidated
Delaware statutory trust registered with the SEC as an
open-end
management investment company. Each Digital Fund uses blockchain technology to maintain a secondary record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but does not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.

•
WisdomTree Digital Movement, Inc
. is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network and seeking state money transmitter licenses to operate a platform for the purchase, sale and exchange of digital assets, while also providing digital wallet services through WisdomTree Prime
™
to facilitate such activity.

•	WisdomTree Securities, Inc . is a New York based limited purpose broker-dealer (i.e., mutual fund retailer), facilitating transactions in WisdomTree Digital Funds.

•
WisdomTree Transfers, Inc.
is a New York based transfer agent registered with the SEC, providing transfer agency services for the Digital Funds. The transfer agent maintains the official record of share ownership in book entry form and reconciles the official record with the secondary record of ownership of shares on one or more blockchains.

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
Contractual Gold Payments
Contractual gold payments are measured and paid monthly based upon the average daily spot price of gold (Note 9). The Company’s obligation to continue making these payments terminated on May 10, 2023.
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
Intangible Assets
Indefinit
e-lived intangible assets are tested for impairment at least annually and are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying values.
Finit
e-lived intangible assets, if any, are amortized over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. These intangible assets are tested for impairment at the time of a triggering event, if one were to occur. Finite-lived intangible assets may be impaired when the estimated undiscounted future cash flows generated from the assets are less than their carrying amounts.
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

Deferred Consideration—Gold Payments
Deferred
consideration—gold payments represented the present value of an obligation to pay gold to a third party into perpetuity and was measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate (Note 9). Changes in the fair value of this obligation were reported as gain/(loss) on revaluation/termination of deferred consideration—gold payments in the Consolidated Statements of Operations.
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
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The Series A non-voting
convertible preferred stock and Series C
non-voting
convertible preferred stock (Note 11) and unvested stock-based equity awards that contain non-forfeitable
rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class
method. Stock-based equity awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).
Diluted
EPS is calculated under the treasury stock method and the
two-class
method. The calculation that results in the lowest diluted EPS amount for the common stock is reported in the Company’s consolidated financial statements. The treasury stock method includes the dilutive effect of potential common shares including unvested stock-based awards, the Series A non-voting
convertible preferred stock, the Series C
non-voting
convertible preferred stock and the convertible notes, if any. Potential common shares associated with the Series A non-voting
convertible preferred stock, the Series C
non-voting
convertible preferred stock and the convertible notes are computed under the if-converted
method. Potential common shares associated with the conversion option embedded in the convertible notes are dilutive when the Company’s average stock price exceeds the conversion price.
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

3. Cash and Cash Equivalents
Of
the total cash and cash equivalents of $83,735 and $132,101 at June 30, 2023 and December 31, 2022, $82,683 and $131,104, respectively, were held at two financial institutions. At June 30, 2023 and December 31, 2022, cash equivalents were approximately $195 and $930, respectively.
Certain
of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, which was $24,912 and $25,988 at June 30, 2023 and December 31, 2022, respectively. These requirements are generally satisfied by cash on hand.
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
The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and six months ended June 30, 2023 and 2022, there were no transfers between Levels 2 and 3.

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$195	$195	$—	$—
Financial instruments owned, at fair value:
ETFs	26,509	26,509	—	—
Pass-through GSEs	26,107	—	26,107	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	4,794	4,794	—	—
Equities	5,514	5,514	—	—
Fixed income	1,908	—	1,908	—
Other	660	—	660	—
Investments in Convertible Notes (Note 7):
Securrency, Inc.—convertible note	13,836	—	—	13,836
Securrency, Inc.—secured convertible note	8,887	—	—	8,887
Fnality International Limited—convertible note	7,879	—	—	7,879

Total	$96,289	$37,012	$28,675	$30,602

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Non-recurring fair value measurements:
Securrency, Inc.—Series A convertible preferred stock (1)	$3,588	$—	$—	$3,588

(1)	Fair value determined on March 31, 2023.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:

Cash equivalents	$930	$930	$—	$—
Financial instruments owned, at fair value
ETFs	23,772	23,772	—	—
U.S. treasuries	2,980	2,980	—	—
Pass-through GSEs	96,837	23,290	73,547	—
Corporate bonds	885	—	885	—
Other assets—seed capital (WisdomTree Digital Funds)	1,765	—	1,765	—
Investments in Convertible Notes (Note 7)
Securrency, Inc.—convertible note	14,500	—	—	14,500
Fnality International Limited—convertible note	6,921	—	—	6,921

Total	$148,590	$50,972	$76,197	$21,421

Non-recurring fair value measurements:
Other investments (1)	$312	$—	$—	$312

Liabilities:
Recurring fair value measurements:
Deferred consideration—gold payments (Note 9)	$200,290	$—	$—	$200,290

(1)	Fair value determined on May 10, 2022.
Recurring Fair Value Measurements – Methodology
Cash Equivalents (Note 3)
– These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.
Financial instruments owned (Note 5)
– Financial instruments owned are investments in ETFs, U.S. treasuries, pass-through GSEs, equities, fixed income and other assets. ETFs, U.S. treasuries and equities are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs, corporate bonds and fixed income include consideration given to collateral characteristics and market assumptions related to yields, credit risk and timing of prepayments and are therefore generally classified as Level 2. Pass-through GSE positions invested in through a fund structure with a quoted market price on an exchange are generally classified as Level 1.

Fair Value Measurements classified as Level
 3
– The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investments in Convertible Notes (Note 7)
Beginning balance	$17,502	$6,700	$21,421	$—
Purchases	10,000	5,000	10,000	11,863
Net unrealized gains/(losses) (1)	3,100	12	(819)	(151)

Ending balance	$30,602	$11,712	$30,602	$11,712

Deferred Consideration (Note 9)
Beginning balance	$179,831	$245,177	$200,290	$228,062
Net realized losses (2)	1,583	4,446	6,069	8,896
Net unrealized (gains)/losses (3)	(41,361)	(2,311)	(61,953)	14,707
Settlements	(140,053)	(4,545)	(144,406)	(8,898)

Ending balance	$—	$242,767	$—	$242,767

(1)	Recorded in other gains and losses, net in the Consolidated Statements of Operations.

(2)	Recorded as contractual gold payments expense in the Consolidated Statements of Operations.
(3)
Recorded as gain/(loss) on revaluation/termination of deferred consideration—gold payments in the Consolidated Statements of Operati on
s.
5. Financial instruments owned
These instruments consist of the following:

	June 30, 2023	December 31, 2022
Financial instruments owned
Trading securities	$52,616	$124,474
Other assets—seed capital (WisdomTree Digital Funds)	12,876	1,765

	$65,492	$126,239

The Company
 recognized net trading (losses)/gains on financial instruments owned that were still held at the reporting dates of ($222) and ($3,596) during the three months ended June 30, 2023 and 2022, respectively, and $1,309 and ($7,912) during the six months ended June 30, 2023 and 2022, respectively, which were recorded in other gains and losses, net, in the Consolidated Statements of Operations.
6. Securities
Held-to-Maturity
The following table is a summary of the Company’s securities held-to-maturity:

	June 30, 2023	December 31, 2022
Debt instruments: Pass-through GSEs (amortized cost)	$245	$259

During
 the six months ended June 30, 2023 and 2022, the Company received proceeds of $14 and $31, respectively, from held-to-maturity
securities maturing or being called prior to maturity.

The following table summarizes unrealized losses, gains and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	June 30, 2023	December 31, 2022
Cost/amortized cost	$245	$259
Gross unrealized losses	(19)	(20)

Fair value	$226	$239

An allowance for credit losses was not provided on the Company’s held-to-maturity
securities as all securities are investments in pass-through GSEs which are determined to have an estimated loss rate of zero due to an implicit U.S. government guarantee.
The following table sets forth the maturity profile of the securities held-to-maturity;
however, these securities may be called prior to the maturity date:

	June 30, 2023	December 31, 2022
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	24	27
Due over ten years	221	232

Total	$245	$259

7. Investments
The following table sets forth the Company’s investments:

	June 30, 2023		December 31, 2022
	Carrying Value	Cost	Carrying Value	Cost

Securrency, Inc.—Series A convertible preferred stock	$3,588	$8,112	$8,488	$8,112
Securrency, Inc.—Series B convertible preferred stock	5,500	5,500	5,500	5,500
Securrency, Inc.—secured convertible note	8,887	10,000	—	—
Securrency, Inc.—convertible note	13,836	15,000	14,500	15,000

Subtotal—Securrency, Inc.	$31,811	$38,612	$28,488	$28,612
Fnality International Limited—convertible note	7,879	6,863	6,921	6,863
Other investments	312	250	312	250

	$40,002	$45,725	$35,721	$35,725

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
convertible preferred stock) are separately redeemable, with respect to all of the shares outstanding of the applicable series of preferred stock (subject to certain regulatory restrictions of certain investors), for the original issue price thereof, plus all declared and unpaid dividends, upon approval by holders of at least 60% of the Securrency Series A Shares (at any time on or after December 31, 2029) and 90% of the Securrency Series B Shares (at any time on or after March 31, 2031).
The
se investments are accounted for under the measurement alternative prescribed in ASC 321, as they do not have a readily determinable fair value and are not considered to be in-substance
common stock. The investments are assessed for impairment and similar observable transactions on a quarterly basis. There was no
impairment recognized during the three months ended June 30, 2023 based upon a qualitative assessment. During the six months ended June 30, 2023, the Company recognized an impairment of $4,900 on its Securrency Series A Shares to reduce the carrying value of its investment to fair value. Fair value was determined using the probability-weighted expected return method (“PWERM”), a valuation approach that estimates fair value assuming various outcomes.

The table below presents the probability ascribed to potential outcomes used in the PWERM, which resulted in the mark-down of the Securrency Series A Shares (classified as Level 3 in the fair value hierarchy). There was no mark-down applied to the Securrency Series B Shares, as they are a senior instrument.

March 31, 2023

Conversion upon a future equity financing	33.3%
Redemption upon a corporate transaction	33.3%
Default	33.4%
Ther
e was no impairment recognized during the three and six months ended June 30, 2022 based upon a qualitative assessment.
Securrency – Secured Convertible Note
In June 2023, the Company provided funding in the amount of $10,000, and in consideration therefor, the Company was issued a
9% Secured Convertible Promissory Note maturing on December 31, 2023. The note is guaranteed by a U.S.-based wholly-owned subsidiary of Securrency and is secured by a valid and perfected first priority security interest in all existing and after acquired assets and personal property of the borrower, including all intellectual property and a pledge of non-regulated
subsidiary equity.
The
 note is convertible into Securrency’s preferred stock that is issued in the event of a qualified future equity financing of Securrency, subject to the Company’s right to require repayment, in whole or in part, to the extent such conversion would result in the Company obtaining a control position in Securrency. The note will convert at a conversion price equal to a discount of 25% to the price paid per share of preferred stock issued in such future equity financing round.
The
 note is redeemable upon the occurrence of a corporate transaction for an amount which is the greater of (i) an amount equal to (x) 1.25 times (y) the sum of the principal amount and all accrued interest of the note (the “Liquidity Premium”) and (ii) such amount as would have been payable to the Company if the note had been converted, immediately prior to such corporate transaction, into that number of shares of the then most senior series of preferred stock of Securrency obtained by dividing (A) the Liquidity Premium by (B) the applicable conversion price, as set forth in the note. If not otherwise converted or redeemed, all unpaid interest accrued on the note and all (if any) other amounts payable on or in respect of the note or the indebtedness evidenced thereby owing to the Company will become immediately due and payable.
The
note is accounted for at fair value. Fair value is determined by the Company using the PWERM. During the three months ended June 30, 2023, the Company recognized an unrealized loss of $1,113 when re-measuring
the note to fair value.
The
 table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy).

June 30, 2023
Conversion of note upon a future equity financing	50%
Redemption of note upon a corporate transaction	30%
Default	20%
Time to potential outcome (in years)	0.31
Securrency – Convertible Notes
In
 April and November 2022, the Company participated in a convertible note financing, making an aggregate investment of $15,000 in convertible notes of Securrency. In consideration for its investment, the Company was issued 7
% Convertible Promissory Notes maturing on
October 20, 2023.
The
 notes are convertible into either common stock or a class of securities convertible into, exchangeable for, or conferring the right to purchase Securrency’s common stock that is issued in the event of a qualified future equity financing of Securrency. The notes will convert at a conversion price equal to a discount of 25% (or, if applicable, a greater discount offered to other holders of convertible securities in such future equity financing round) to the lowest price paid per equity share issued in the future equity financing round.
The
 notes are redeemable upon the occurrence of a corporate transaction for an amount which is the greater of (i) the principal amount and all accrued interest and (ii) the amount that would be received had the note been converted, in accordance with the terms of the notes, to common stock immediately prior to the occurrence of the corporate transaction. At maturity, redemption or conversion may occur upon the election by the holders of a majority-in-interest
of the aggregate principal amount of outstanding notes. If no such election is made, the Company may elect to convert the notes into common stock, in accordance with the terms of the notes, or require repayment of the aggregate principal and interest thereon.

The
 notes are accounted for at fair value. Fair value is determined by the Company using the PWERM. When re-measuring
the notes to fair value, the Company recognized an unrealized gain of $3,785 during the three months ended June 30, 2023, and an unrealized loss of $664 during the six months ended June 30, 2023.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

	June 30, 2023	December 31, 2022

Conversion of notes upon a future equity financing	50%	60%
Redemption of notes upon a corporate transaction	30%	25%
Default	20%	15%
Time to potential outcome (in years)	0.31	0.33
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
The
 note is convertible into equity shares in the event of a future qualified equity financing of Fnality. The note will convert at a conversion price equal to the lower of (i) a discount of 20
% to the lowest price paid per equity share issued pursuant to such future financing round and (ii) an amount paid per share subject to a pre-money
valuation cap. Mandatory conversion may occur on or after the maturity date or, if earlier, in the event a future financing round has not been completed within a specified time from an initial closing of such financing round (“Long Stop Date”), upon the approval of holders of at least
75% of the outstanding notes. The note is also convertible, at the option of the Company, following the earlier of the maturity date or such Long Stop Date.
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
The
 note is accounted for at fair value. Fair value is determined by the Company using the PWERM and is also remeasured for changes in the British pound and U.S. dollar exchange rate. During the three and six months ended June 30, 2023, the Company recognized a gain of $428 and $958, respectively, when re-measuring
the notes to fair value.
The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

	June 30, 2023	December 31, 2022

Conversion of note upon a future financing round	95%	85%
Redemption of note upon a change of control	0%	10%
Default	5%	5%
Time to potential outcome (in years)	0.08	0.25
8. Fixed Assets, net
The following table summarizes fixed assets:

	June 30, 2023	December 31, 2022
Equipment	$1,037	$962
Less: accumulated depreciation	(550)	(418)

Total	$487	$544

9. Deferred Consideration—Gold Payments
Deferred
consideration—gold payments represented an obligation the Company assumed in connection with its acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse
business of ETFS Capital Limited (“ETFS Capital”) which occurred on April 11, 2018. The obligation was for fixed payments to ETFS Capital of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold per year continuing into perpetuity (“contractual gold payments”). ETFS Capital continued to pass through the payments to other parties to meet its payment obligations under prior royalty agreements, including to Gold Bullion Holdings

(Jersey) Limited (“GBH”), a subsidiary of the World Gold Council (“WGC”), Graham Tuckwell (“GT”), and Rodber Investments Limited (“RIL”), an entity controlled by GT, who is also the Chairman of ETFS Capital.
On
 May 10, 2023, the Company terminated its contractual gold payments obligation for aggregate consideration totaling $136,903 pursuant to a Sale, Purchase and Assignment Deed (the “SPA Agreement”) with WisdomTree International Holdings Ltd, Electra Target HoldCo Limited, ETFS Capital, WGC, GBH, GT and RIL. Under the terms of the transaction, GBH received approximately $4,371 in cash and 13,087 shares of Series C
Non-Voting
Convertible Preferred Stock of the Company, $0.01
par value per share, convertible into
13,087,000 shares of the Company’s common stock, and RIL received approximately $45,634 in cash.
Th
e Company determined the present value of the deferred consideration—gold payments of $0 and $200,290 at June 30, 2023 and December 31, 2022 using the following assumptions:

June 30, 2023	December 31, 2022

Forward-looking gold price (low)—per ounce	n/a	$1,858
Forward-looking gold price (high)—per ounce	n/a	$3,126
Forward-looking gold price (weighted average)—per ounce	n/a	$2,237
Discount rate	n/a	11.0%
Perpetual growth rate	n/a	1.3%
During the three and six months ended June 30, 2023 and 2022, the Company recognized the following in respect of deferred consideration—gold payments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual gold payments	$1,583	$4,446	$6,069	$8,896
Contractual gold payments—gold ounces paid	792	2,375	3167	4,750
Gain/(loss) on revaluation/termination of deferred consideration—gold payments	$41,361	$2,311	$61,953	$(14,707)
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
On
 June 16, 2020, the Company issued and sold $150,000 in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “June 2020 Notes”) pursuant to an indenture dated June 16, 2020, between the Company and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A. On August 13, 2020, the Company issued and sold $25,000 in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 at a price equal to 101% of the principal amount thereof, plus interest deemed to have accrued since June 16, 2020, which constitute a further issuance of, and form a single series with, the Company’s June 2020 Notes (the “August 2020 Notes” and together with the June 2020 Notes, the “2020 Notes”).
In
 connection with the issuance of the 2023 Notes, the Company repurchased $115,000 in aggregate principal amount of the 2020 Notes. As a result of this repurchase, the Company recognized a loss on extinguishment of approximately $9,721 during the six months ended June 30, 2023. The remainder of the 2020 Notes matured on June 15, 2023 and were settled for $59,955 in cash and 1,037,288 shares of common stock, as the conversion option was in the money.
After
the repurchase and maturity of the 2020 Notes and the issuance of the 2023 Notes (and together with the 2021 Notes, the “Convertible Notes”), the Company had $280,000 in aggregate principal amount of Convertible Notes outstanding.

Key terms of the Convertible Notes are as follows:

	2023 Notes	2021 Notes

Principal outstanding	$130,000	$150,000
Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2028	June 15, 2026
Interest rate	5.75%	3.25%
Conversion price	$9.54	$11.04
Conversion rate	104.8658	90.5797
Redemption price	$12.40	$14.35

●
Interest rate:
Payable semiannually in arrears on February 15 and August 15 of each year for the 2023 Notes (beginning on August 15, 2023) and on June 15 and December 15 of each year for the 2021 Notes.

●
Conversion price:
Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.

●
Conversion:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2028 and March 15, 2026 for the 2023 Notes and 2021 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2028 and March 15, 2026 in respect of the 2023 Notes and the 2021 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

●
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

●
Redemption price:
The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2025 and June 20, 2023 in respect of the 2023 Notes and the 2021 Notes, respectively, and on or prior to the 55 th
scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.

●
Limited investor put rights:
Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.

●
Conversion rate increase in certain customary circumstances:
In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 167.7853 shares and 144.9275 shares of the Company’s common stock per $1,000 principal amount of the 2023 Notes and the 2021 Notes, respectively (the equivalent of 43,551,214 shares of the Company’s common stock), subject to adjustment.

●
Seniority and Security:
The Convertible Notes rank equal in right of payment, and are the Company’s senior unsecured obligations, but are subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Series A
Non-Voting
Convertible Preferred Stock (Note 11).

The
indentures contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the respective holders of not less than 25
% in aggregate principal amount of the respective series
of
Convertible Notes outstanding may declare the entire principal amount of all such respective Convertible Notes to be repurchased, plus any accrued special interest, if any, to be immediately due and payable.

The
following table provides a summary of the Convertible Notes at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	2023 Notes	2021 Notes	Total	2021 Notes	2020 Notes	Total
Principal amount	$130,000	$150,000	$280,000	$150,000	$175,000	$325,000
Plus: Premium	—	—	—	—	250	250

Gross proceeds	130,000	150,000	280,000	150,000	175,250	325,250
Less: Unamortized issuance costs	(3,306)	(2,554)	(5,860)	(2,981)	(1,053)	(4,034)

Carrying amount	126,694	$147,446	$274,140	$147,019	$174,197	$321,216

Effective interest rate (1)	6.25%	3.83%	4.96%	3.83%	5.26%	4.60%

(1)
Includes amortization of the issuance costs and premium.
Interest
 expense on the Convertible Notes was $4,021 and $8,023 during the three and six months ended June 30, 2023 and $3,733 and $7,465, respectively, during the comparable periods in 2022. Interest payable of $3,061 and $621 at June 30, 2023 and December 31, 2022, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.
The
 fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $280,671 and $320,513 at June 30, 2023 and December 31, 2022, respectively. The if-converted
value of the Convertible Notes did not exceed the principal amount at June 30, 2023 and December 31, 2022.
11. Preferred Stock
Series A
Non-Voting
Convertible Preferred Stock
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
As
 described in the Series A Certificate of Designations, the Company will not issue, and ETFS Capital does not have the right to require the Company to issue, any shares of common stock upon conversion of the Series A Preferred Stock, if, as a result of such conversion, ETFS Capital (together with certain attributable parties) would beneficially own more than 9.99% of the Company’s outstanding common stock immediately after giving effect to such conversion.
In
 connection with the completion of the acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse
business of ETFS Capital (the “ETFS Acquisition”), the Company issued 14,750 shares of Series A
Non-Voting
Convertible Preferred Stock (the “Series A Preferred Stock”), which are convertible into an aggregate of 14,750,000 shares of common stock. The fair value of this consideration was $132,750, based on the closing price of the Company’s common stock on April 10, 2018 of $9.00 per share, the trading day prior to the closing of the acquisition.
The following is a summary of the Series A Preferred Stock balance:

	June 30, 2023	December 31, 2022
Issuance of Series A Preferred Stock	$132,750	$132,750
Less: Issuance costs	(181)	(181)

Series A Preferred Stock—carrying value	$132,569	$132,569

Cash dividends declared per share (quarterly)	$0.03	$0.03

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
1,000
. Such redemption payment will be made in one payment no later than
10
business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Series A Preferred Stock was $103,480 and $77,969 at June 30, 2023 and December 31, 2022, respectively.
The
 carrying amount of the Series A Preferred Stock was not adjusted as it was not probable that the Series A Preferred Stock would become redeemable.
Series C
Non-Voting
Convertible Preferred Stock
On
 May 10, 2023, the Company filed a Certificate of Designations of Series C
Non-Voting
Convertible Preferred Stock (the “Series C Certificate of Designations”) with the Delaware Secretary of State establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series C Preferred Stock (defined below). The Series C Preferred Stock is intended to provide GBH with economic rights equivalent to the Company’s common stock on an as-converted
basis. The Series C Preferred Stock has no voting rights, is not transferable, contains registration rights and has the same priority with regard to dividends, distributions and payments as the common stock.
As
 described in the Series C Certificate of Designations, the Company will not issue, and GBH does not have the right to require the Company to issue, any shares of common stock upon conversion of the Series C Preferred Stock, if, as a result of such conversion, GBH (together with certain attributable parties) would beneficially own more than 4.99% of the Company’s outstanding common stock immediately after giving effect to such conversion. Further, as described in the Series C Certificate of Designations, the Company will not issue any shares of common stock upon conversion of the Series C Preferred Stock if the issuance would exceed the aggregate number of shares of common stock that the Company may issue without breaching its obligations under the rules of the New York Stock Exchange, unless the Company obtains stockholder approval for the issuance of the Company’s common stock upon conversion of the Series C Preferred Stock in excess of such amount.
Eac
h share of Series C Preferred Stock is convertible only in connection with the sale of all or any portion of the Company’s common stock on an arms-length basis to a bona fide third-party purchaser, pursuant to (i) an effective registration statement under the Securities Act of 1933, as amended (“Securities Act”) or (ii) an exemption from registration under the Securities Act, provided any such sale is conditioned on the terms set forth in the Investor Rights Agreement, dated May 10, 2023, between the Company and GBH.
Pursuant
to the Investor Rights Agreement, GBH is subject to restrictions on the manner in which the Conversion Shares (defined below) can be sold and has agreed not to distribute or sell any Conversion Shares to any person that would knowingly result in that person, together with such person’s affiliates and associates, owning, controlling or otherwise having any beneficial ownership interest representing in the aggregate 5% or more of the then outstanding shares of the Company’s common stock. GBH has also agreed not to distribute or sell any Conversion Shares to ETFS Capital, GT or any of their affiliates, associates or any Group (as that term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as defined in Rule
13d-5
thereunder) formed by the foregoing persons.
In
 accordance with the SPA Agreement, the Company issued 13,087 shares of Series C
Non-Voting
Convertible Preferred Stock (the “Series C Preferred Stock”), which are convertible into an aggregate of 13,087,000 shares of common stock (“Conversion Shares”). The fair value of this consideration was $86,898, based on the closing price of the Company’s common stock on May 9, 2023 of $6.64 per share, the trading day prior to the closing of the acquisition.
GBH
 has no redemption rights associated with the Series C Preferred Stock and therefore the instrument has been classified as a component of stockholders’ equity, with the excess over par value of $86,801 (net of issuance costs of $97) recorded to additional paid in capital.
12. Leases
The
 Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases.

The following table provides additional information regarding the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$321	$243	$640	$332
Short-term lease cost	65	251	121	527

Total lease cost	$386	$494	$761	$859

Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$326	$251	$652	$348

Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a

Weighted-average remaining lease term (in years)—operating leases	0.8	1.8	0.8	1.8

Weighted-average discount rate—operating leases	6.6%	6.3%	6.6%	6.3%

None of the Comp
a
ny’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.
The following table discloses future minimum lease payments at June 30, 2023 with respect to the Company’s operating lease liabilities:

Remainder of 2023	$476
2024	397
2025 and thereafter	—

Total future minimum lease payments (undiscounted)	$873

The following table reconciles the future minimum lease payments (disclosed above) at June 30, 2023 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$849
Difference between undiscounted and discounted cash flows	24

Total future minimum lease payments (undiscounted)	$873

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
In March 2022, WMAI and WTUK were served with writs of summons to appear before the Court of Turin and the Court of Milan by additional investors seeking damages. These writs also were served on the intermediary brokers for the respective claimants, with the claimants alleging joint and several liability of WMAI, WTUK and such intermediary brokers. In July 2023, the Court of Milan ruled in favor of WMAI and WTUK in respect of one of these claims.
Total damages sought by all investors related to these claims are approximately €15,200 ($16,560) at June 30, 2023.

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €
8,400 ($9,150)
resulting from the closure of 3OIL. The claim is in its preliminary stages and a writ of summons has not been served.
The Company is currently assessing these claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $
500
deductible. An accrual has not been made with respect to these matters at June 30, 2023 and December 31, 2022.
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
The following table presents information about the Company’s variable interests in non-consolidated
VIEs:

	June 30, 2023	December 31, 2022
Carrying Amount—Assets (Securrency):

Preferred stock—Securrency Series A Shares	$3,588	$8,488
Preferred stock—Securrency Series B Shares	5,500	5,500
Secured convertible note	8,887	—
Convertible note	13,836	14,500

Subtotal—Securrency	$31,811	$28,488
Carrying Amount—Assets (Fnality):
Convertible note	7,879	6,921
Carrying Amount—Assets (Other investments):	312	312

Total (Note 7)	$40,002	$35,721

Maximum exposure to loss	$40,002	$35,721

15. Revenues from Contracts with Customers
The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers:
Advisory fees	$82,004	$75,586	$159,641	$152,103
Other	3,720	1,667	8,127	3,518

Total operating revenues	$85,724	$77,253	$167,768	$155,621

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
Other income includes revenues the Company earns from swap providers associated with certain of the Company’s European listed ETPs, the nature of which are either based on a percentage of the ETPs’ average daily net assets or flows associated with certain products. There is no significant judgment in calculating amounts due, which are invoiced monthly or quarterly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.
Geographic Distribution of Revenues
The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers:
United States	$52,808	$45,807	$102,489	$92,036
Jersey	29,158	27,811	58,211	56,409
Ireland	3,758	3,635	7,068	7,176

Total operating revenues	$85,724	$77,253	$167,768	$155,621

16. Related Party Transactions
Investment Advisory Agreements
The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. WisdomTree ETFs, Digital Funds and WisdomTree UCITS ETFs. The Board of Trustees and Board of Directors (including certain officers of the Company) of the related parties are primarily responsible for overseeing the management and affairs of the entities for the benefit of their stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution
services, excluding extraordinary expenses, taxes and certain other expenses, which are included in fund management and administration in the Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ and the Digital Funds’ average daily net assets. A majority of the independent members of the Board of Trustees are required to initially and annually (after the first two years) approve the advisory agreements of the U.S. WisdomTree ETFs and the Digital Funds and these agreements may be terminated by the Board of Trustees upon notice.
The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
Receivable from WTT	$17,821	$16,399
Receivable from ManJer Issuers	12,204	4,485
Receivable from WMAI and WTICAV	2,617	3,255

Total	$32,642	$24,139

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advisory services provided to WTT	$52,452	$45,670	$101,939	$91,740
Advisory services provided to ManJer Issuers	25,794	26,282	50,634	53,187
Advisory services provided to WMAI and WTICAV	3,758	3,634	7,068	7,176

Total	$82,004	$75,586	$159,641	$152,103

Investments in WisdomTree Products
The
 Company also has investments in certain WisdomTree products of approximately $38,451 and $25,283 at June 30, 2023 and December 31, 2022, respectively. This includes $12,876 and $1,765, respectively, of investments in certain consolidated affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital.” Net unrealized and realized gains/(losses) related to trading WisdomTree products were $419 and $841, respectively, during the three and six months ended June 30, 2023 and ($313) and ($1,119), respectively, during the comparable periods in 2022. Such gains and losses are recorded in other gains and losses, net on the Consolidated Statements of Operations.
Deferred Consideration—Gold Payments – Termination
O
n May 10, 2023, the Company terminated its contractual gold payments obligation to ETFS Capital, which included the payment of $45,634 to an entity controlled by GT, a stockholder of the Company. See Note 9 for additional information.
17. Stock-Based Awards
On
 July 15, 2022, the Company’s stockholders approved the 2022 Equity Plan under which the Company may issue up to 16,000,000 shares of common stock (less one share for every share granted under the 2016 Equity Plan since June 30, 2022 and inclusive of shares available under the 2016 Equity Plan as of June 30, 2022) in the form of stock options and other stock-based awards.
The Company grants equity awards to employees and directors, which include restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and stock options. Certain awards described below are subject to acceleration under certain conditions.

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

The number of PRSUs vesting ranges from 0% to 200% of the target number of PRSUs granted, as follows:

●	If the relative TSR is below the 25 th percentile, then 0% of the target number of PRSUs granted will vest;

●	If the relative TSR is at the 25 th percentile, then 50% of the target number of PRSUs granted will vest;

●
If the relative TSR is above the 25
th
percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50 th
percentile and capped at 200% of the target number of PRSUs granted for performance at the 85 th
percentile; and

●	If the Company’s TSR is negative, the target number of PRSUs vesting is capped at 100% regardless of the relative TSR percentile.
Stock
-
based compensation expense was $
3,970
and $
8,506
, respectively during the three and six months ended June 30, 2023 and $
2,432
and $
5,368
, respectively, during the comparable periods in 2022.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2023
	Unrecognized Stock- Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$27,110	1.87
A summary of stock-based compensation award activity (shares) during the three months ended June 30, 2023 is as follows:

	RSA	RSU	PRSU
Balance at April 1, 2023	5,154,289	188,748	1,136,315
Granted	78,410	78,410	—
Vested	(76,434)	(19,762)	—
Forfeited	(57,137)	(19,762)	—

Balance at June 30, 2023	5,099,128	227,634	1,136,315

18. Stockholder Rights Plan
On March 17, 2023, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated March 17, 2023, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as amended by Amendment No. 1 thereto, dated May 4, 2023 (“Amendment No. 1”), and by Amendment No. 2 thereto, dated May 10, 2023 (“Amendment No. 2”) (as amended, the “Stockholder Rights Agreement”). At the Company’s 2023 Annual Meeting of Stockholders held on June 16, 2023, the Company’s stockholders ratified the adoption by the Board of Directors of the Stockholder Rights Agreement.
Pursuant to

the terms of the Stockholder Rights Agreement, the Board of Directors declared a dividend distribution of (i) one Right (as defined below) for each outstanding share of common stock, par value $0.01 per share, of the Company’s common stock and (ii) 1,000 Rights for each outstanding share of Series A Preferred Stock, to stockholders of record as of the close of business on March 28, 2023 (the “Record Date”). In addition, one Right will automatically attach to each share of common stock and 1,000 Rights will automatically attach to each share of Series A Preferred Stock, in each case, issued between the Record Date and the earlier of the Distribution Date (as defined below) and the expiration date of the Rights. Each “Right” entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth
of a share (a “Unit”) of Series B Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Series B Preferred Stock”) at a cash exercise price of $32.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Stockholder Rights Agreement and summarized below.
Initially, t
he Rights are not exercisable and are attached to and trade with all shares of common stock and Series A Preferred Stock outstanding as of, and issued subsequent to, the Record Date. The Rights will separate from the common stock and Series A Preferred Stock and will become exercisable upon the earlier of (i) the close of business on the tenth calendar day following the first public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 10% (or 20% in the case of a person or group which, together with all affiliates and associates of such person or group, is the beneficial owner of shares of common stock of the Company representing less than 20% of the shares of common stock of the Company then outstanding, and which is entitled to file, and files, a statement on Schedule 13G pursuant to Rule
13d-1(b)
or Rule
13d-1(c)
of the General Rules and Regulations under the Exchange Act as in effect at the time of the first public announcement of the declaration of the Rights dividend with respect to the shares of common stock beneficially owned by such person or group) or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder (the date of such announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”). A person or group who beneficially owned 10% or more (or 20% or more in the case of passive stockholders) of the Company’s outstanding common stock prior to the first public announcement by the Company of the adoption of the Stockholder Rights Agreement will not trigger the Stockholder Rights Agreement so long as they do not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 10% or more (or 20% or more in the case of passive stockholders) of such common stock, subject to certain exceptions as set forth in the Stockholder Rights Agreement.
For purposes
of the Stockholder Rights Agreement, beneficial ownership is defined to include ownership of securities that are subject to a derivative transaction and acquired derivative securities. Swaps dealers unassociated with any control intent or intent to evade the purposes of the Stockholder Rights Agreement are excepted from such imputed beneficial ownership. Pursuant to Amendment No. 1, beneficial ownership did not include the right to vote pursuant to any agreement, arrangement or understanding with respect to voting on the proposal to approve and ratify the

Stockholder Rights Agreement presented to the Company’s stockholders at the Company’s 2023 annual meeting of stockholders. Pursuant to Amendment No. 2, the parties to the SPA Agreement are not deemed to be “Acquiring Persons” solely by virtue of, or as a result of, the parties’ entry into the SPA Agreement, the issuance of the Series C Preferred Stock to GBH, and the performance or consummation of any of the other transactions contemplated by the SPA Agreement, among other conditions, under the terms and conditions set forth in Amendment No. 2.
In the even
t that a Stock Acquisition Date occurs, proper provision will be made so that each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive upon exercise, in lieu of a number of shares of Series B Preferred Stock, that number of shares of common stock of the Company (or, in certain circumstances, including if there are insufficient shares of common stock to permit the exercise in full of the Rights, Units of Series B Preferred Stock, other securities, cash or property, or any combination of the foregoing) having a market value of two times the Exercise Price of the Right (such right being referred to as the “Subscription Right”). In the event that, at any time following the Stock Acquisition Date, (i) the Company consolidates with, or merges with and into, any other person, and the Company is not the continuing or surviving corporation, (ii) any person consolidates with the Company, or merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of common stock are changed into or exchanged for stock or other securities of any other person or cash or any other property, or (iii) 50% or more of the Company’s assets or earning power is sold, mortgaged or otherwise transferred, each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the Exercise Price of the Right (such right being referred to as the “Merger Right”). The holder of a Right will continue to have the Merger Right whether or not such holder has exercised the Subscription Right. Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Stockholder Rights Agreement) become null and void.
The Rig
hts may be redeemed in whole, but not in part, at a price of $0.01 per Right (payable in cash, common stock or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of (i) the time at which any person becomes an Acquiring Person or (ii) the expiration date of the Stockholder Rights Agreement. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and thereafter the only right of the holders of Rights will be to receive the redemption price.
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
The Rights are not exercisable until the Distribution Date and will expire at the close of business on March 16, 2024, unless previously redeemed or exchanged by the Company.
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
Pursuant to the Stockholder Rights Agreement, if the Company receives a Qualifying Offer and the Board of Directors has not redeemed the outstanding Rights or exempted such Qualifying Offer from the terms of the Stockholder Rights Agreement or called a special meeting of stockholders (the “Special Meeting”) for the purpose of voting on whether to exempt such Qualifying Offer from the terms of the Stockholder Rights Agreement, in each case by the end of the 90 business day period following the commencement of such Qualifying Offer, provided such offer remains a Qualifying Offer during such period, the holders of 10% of the common stock may request that the Board call a Special Meeting to vote on a resolution authorizing the exemption of the Qualifying Offer from the terms of the Stockholder Rights Agreement. If such a Special Meeting is not held by the 90 th
business day following the receipt of such a request from stockholders to call a Special Meeting, the Qualifying Offer will be deemed exempt from the terms of the Stockholder Rights Agreement on the 10 th
business day thereafter.

19. Earnings/(Loss) Per Share
The following tables set forth reconciliations of the basic and diluted earnings/(loss) per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings per Share	2023	2022	2023	2022
Net income/(loss)	$54,252	$8,005	$70,485	$(2,256)
Less: Income distributed to participating securities	(496)	(548)	(994)	(1,097)
Less: Undistributed income allocable to participating securities	(7,046)	(358)	(7,583)	—

Net income/(loss) available to common stockholders—Basic EPS	$46,710	$7,099	$61,908	$(3,353)
Weighted average common shares (in thousands)	144,351	143,046	144,108	142,915

Basic earnings/(loss) per share	$0.32	$0.05	$0.43	$(0.02)

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted Earnings per Share	2023	2022	2023	2022
Net income/(loss) available to common stockholders	$46,710	$7,099	$61,908	$(3,353)
Add back: Undistributed income allocable to participating securities	7,046	358	7,583	—
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(6,904)	(357)	(7,490)	—

Net income/(loss) available to common stockholders—Diluted EPS	$46,852	$7,100	$62,001	$(3,353)

Weighted Average Diluted Shares (in thousands):
Weighted average common shares	144,351	143,046	144,108	142,915
Dilutive effect of common stock equivalents, excluding participating securities	3,464	379	2,047	—

Weighted average diluted shares, excluding participating securities (in thousands)	147,815	143,425	146,155	142,915

Diluted earnings/(loss) per share	$0.32	$0.05	$0.42	$(0.02)

Dilut
ed earnings/(loss) per share presented above is calculated using the two-class
method as this method results in the lowest diluted earnings per share amount for common stock. During the six months ended June 30, 2022, there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive non-participating
common stock equivalents were
157
and
208
, respectively, during the three and six months ended June 30, 2023, and
303
and
300
, respectively, during the comparable periods in 2022 (shares herein are reported in thousands).
There
were 855 and 430 potential common shares associated with the conversion options embedded in the 2020 Notes included in weighted average diluted shares for the three and six months ended June 30, 2023. There were no such potential common shares for the comparable periods in 2022 as the Company’s average stock price was lower than the conversion price.
The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2023	2022	2023	2022
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	170,672	158,976	165,468	142,915	(1)
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock (Note 11)	(14,750)	(14,750)	(14,750)	—
Weighted average shares of common stock issuable upon conversion of the Series C Preferred Stock (Note 11)	(7,478)	—	(3,760)	—
Potentially dilutive restricted stock awards	(629)	(801)	(803)	—

Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	147,815	143,425	146,155	142,915

(1)
Excludes 15,486 participating securities and 356 potentially dilutive non-participating
common stock equivalents for the six months ended June 30, 2022 as the Company reported a net loss for the period (shares herein are reported in thousands).

20. Income Taxes
Effective Income Tax Rate – Three and Six Months Ended June 30, 2
023
T
he Company’s effective income tax rate during the three months ended June 30, 2023 was 6.1%, resulting in income tax expense of $3,555. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a non-taxable
gain on revaluation/termination of deferred consideration—gold payments and a decrease in the deferred tax asset valuation allowance on losses recognized on the Company’s investments. These items were partly offset by non-deductible
executive compensation.
The Comp
any’s effective income tax rate during the six months ended June 30, 2023 of 6.5%, resulting in income tax expense of $4,938. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a non-taxable
gain on revaluation/termination of deferred consideration—gold payments, a $1,353 reduction in unrecognized tax benefits (including interest and penalties) and a lower tax rate on foreign earnings. These items were partly offset by a non-deductible
loss on extinguishment of our convertible notes,
non-deductible
executive compensation and an increase in the deferred tax asset valuation allowance on losses recognized on our investments.
Effective Income Tax Rate – Three and Six Months Ended June 30, 2022
Th
e Company’s effective income tax rate during the three months ended June 30, 2022 of 25.0% resulted in income tax expense of $2,673. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due a valuation allowance on losses recognized on securities owned and non-deductible
executive compensation. These items were partly offset by a
non-taxable
gain on revaluation of deferred consideration—gold payments and a lower tax rate on foreign earnings.
The Compan
y’s effective income tax rate benefit during the six months ended June 30, 2022 of 86.2% resulted in an income tax benefit of $14,040. The Company’s effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a $19,897 reduction in unrecognized tax benefits (including interest and penalties) and a lower tax rate on foreign earnings. These items were partly offset by a non-taxable
loss on revaluation of deferred consideration—gold payments and an increase in the deferred tax asset valuation allowance on losses recognized on financial instruments owned.
Deferred Tax Assets
A summary of the components of the Company’s deferred tax assets at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Deferred tax assets:
Capital losses	$19,061	$17,541
Unrealized losses	3,054	3,821
Accrued expenses	2,669	6,030
NOLs—Foreign	1,583	1,609
Stock-based compensation	1,289	1,526
Interest carryforwards	1,209	—
Goodwill and intangible assets	990	1,085
Operating lease liabilities	206	313
Foreign currency translation adjustment	184	173
NOLs—U.S.	127	255
Outside basis differences	122	122
Other	362	341

Deferred tax assets	30,856	32,816

	June 30, 2023	December 31, 2022
Deferred tax liabilities:
Fixed assets and prepaid assets	577	278
Unremitted earnings—European subsidiaries	210	205
Right of use assets—operating leases	206	313

Deferred tax liabilities	993	796

Total deferred tax assets less deferred tax liabilities	29,863	32,020
Less: Valuation allowance	(22,237)	(21,484)

Deferred tax assets, net	$ 7,626	$ 10,536

Capital Losses – U.S.
The Company’s tax effected capital losses at June 30, 2023 were $
19,061
. These capital losses expire between the years 2023 and 2028.
Net Operating Losses – Europe
One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $
1,583
at June 30, 2023.
Valuation Allowance
The Company’s valuation allowance has been established on its net capital losses, unrealized losses and outside basis differences, as it is more-likely-than-not
that these deferred tax assets will not be realized.
Income Tax Examinations
The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of June 30, 2023, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2018.
Undistributed Earnings of Foreign Subsidiaries
ASC
7
40-30
Income Taxes provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $210 and $205 at June 30, 2023 and December 31, 2022, respectively.
21. Shares Repurchased
On Febru
ary 22, 2022, the Company’s Board of Directors approved an increase of $85,709 to the Company’s share repurchase program to $100,000 and extended the term for three years through April 27, 2025. Included under the Company’s share repurchase program are purchases to offset future equity grants made under the Company’s equity plans and purchases made in open market or privately negotiated transactions. This authority may be exercised from time to time, subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice. Shares repurchased under this program are returned to the status of authorized and unissued on the Company’s books and records.
The C
ompany repurchased 26,582 and 631,087 shares of its common stock under this program during the three and six months ended June 30, 2023, and 588,694 during the comparable periods in 2022. The aggregate cost of the shares repurchased during the three and six months ended June 30, 2023 was $156 and $3,540, respectively, and the aggregate cost of the shares repurchased during the comparable periods in 2022 was $3,394. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.
As of
June 30, 2023, $96,436 remained under this program for future purchases.

22. Goodwill and Intangible Assets
Goodwill
The table below sets forth goodwill which is tested annually for impairment on November 30 th
:

Total
Balance at January 1, 2023	$85,856
Changes	985 (1)

Balance at June 30, 2023	$86,841

(1)
On April 11, 2023, the Company acquired 100% of the equity interests of Securrency Transfers, Inc. (renamed WisdomTree Transfers, Inc.) for an aggregate purchase price of $985 (net of cash acquired).
The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and resulted in all consideration being allocated to goodwill.
Of

the total goodwill of $86,841 at June 30, 2023, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.
Intangible Assets
The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30 th
:

Balance at June 30, 2023
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$ 601,247	$ —	$ 601,247
Software development	3,316	(156)	3,160

Balance at June 30, 2023	$ 604,563	$ (156)	$ 604,407

Balance at December 31, 2022
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$ 601,247	$ —	$ 601,247
Software development	2,370	(50)	2,320

Balance at December 31, 2022	$ 603,617	$ (50)	$ 603,567

ETFS Acquisition (Indefinite-Lived)
In connection with the ETFS Acquisition, which was completed on
April 11, 2018
, the Company identified intangible assets valued at $
601,247
related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.
Software Development (Finite-Lived)
Internally-developed software is amortized over a useful life of three years
. During the three and six months ended June 30, 2023, the Company recognized amortization expense on internally-developed software of $
106
and $
156
, respectively.
As of June 30, 2023, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remainder of 2023	$ 544
2024	1,087
2025	1,056
2026	454
2027	19
2028 and thereafter	—

Total expected amortization expense	$ 3,160

Th
e weighted-average remaining useful life of the finite-lived intangible assets is 2.9 years.

23. Contingent Payments
Sale of Canadian ETF Business
O
n February 19, 2020, the Company completed the sale of all the outstanding shares of WisdomTree Asset Management Canada, Inc. to CI Financial Corp. The Company received CDN $3,720 (USD $2,774) in cash at closing and was paid CDN $3,000 (USD $2,360) and CDN $2,000 (USD $1,477) of additional cash consideration based upon the achievement of certain AUM growth targets as determined on the
18-month
and the
36-month
anniversaries of the closing date, respectively.
A g
ain of $0 and $1,477 was recognized during the three and six months ended June 30, 2023, respectively, from remeasuring the contingent payment to its realizable value. This gain was recorded in other gains and losses, net.
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
Executive Summary
We are a global financial innovator, offering a well-diversified suite of ETPs, models, solutions and products leveraging blockchain-enabled technology. We empower investors to shape their future and support financial professionals to better serve their clients and grow their businesses. We leverage the latest financial infrastructure to create products that provide access, transparency and an enhanced user experience. Building on our heritage of innovation, we are also developing and recently launched next-generation digital products and structures, including WisdomTree Digital Funds, or “Digital Funds” and tokenized assets, as well as our blockchain-native digital wallet, WisdomTree Prime
™
.
We have approximately $93.7 billion in AUM as of June 30, 2023. Our family of ETPs includes products that provide exposure to equities, commodities, fixed income, leveraged-and-inverse,
currency, cryptocurrency and alternative strategies. We have launched many first-to-market
products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. We believe technology is altering the way financial advisors conduct business and through our Advisor Solutions program we offer technology-enabled and research-driven solutions including portfolio construction, asset allocation, practice management services and digital tools to help financial advisors address technology challenges and grow and scale their businesses.
We are at the forefront of innovation and believe that tokenization and leveraging the utility of blockchain technology is the next evolution in financial services. We are building the foundation that will allow us to lead in this coming evolution. WisdomTree Prime
™
, our blockchain-native digital wallet, positions us to expand our blockchain-enabled financial services product offerings with a new direct-to-consumer
channel where spending, saving and investing are united. As we continue to pursue our digital assets strategy, we are embracing a concept we refer to as “responsible DeFi,” which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space. We believe that our expansion into digital assets and blockchain-enabled finance will complement our existing core competencies in a holistic manner, diversify our revenue streams and contribute to our growth.
We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc., were renamed WisdomTree Investments, Inc. on September 6, 2005, and ultimately renamed WisdomTree, Inc. on November 7, 2022.

Assets Under Management
WisdomTree ETPs
We offer ETPs covering equity, commodity, fixed income,
leveraged-and-inverse,
currency, alternatives and cryptocurrency. The chart below sets forth the asset mix of our ETPs at June 30, 2023, March 31, 2023 and June 30, 2022:

Market Environment
During the second quarter of 2023, developed markets continued to stave off a recession, as interest rates were relatively stable as compared to the prior quarter. The faster-than-expected re-opening
of the Chinese economy has also improved the outlook for global growth.
The S&P 500, MSCI EAFE (local currency) and MSCI Emerging Markets Index (U.S. dollar) increased by 8.7%, 4.6% and 1.0%, respectively, during the quarter. In addition, the European and Japanese equities markets both appreciated with the MSCI EMU Index and MSCI Japan Index increasing 3.3% and 15.6%, respectively, in local currency terms for the quarter. Gold prices decreased by 3.4%. The U.S. dollar weakened 0.1% and 2.2% versus the euro and British pound, respectively, and strengthened 8.3% versus the Japanese yen, during the quarter.

U.S. Listed ETF Industry Flows
U.S. listed ETF industry net flows were $135 billion for the three months ended June 30, 2023. U.S. equity and fixed income gathered the majority of those flows.

European Listed ETP Industry Flows
European listed ETP industry net flows were $28.9 billion for the three months ended June 30, 2023. Fixed income and equities gathered the majority of those flows.

Our Operating and Financial Results
We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs
The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $61.3 billion at March 31, 2023 to $65.9 billion at June 30, 2023 due to net inflows and market appreciation.

European Listed ETPs
The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, decreased from $29.5 billion at March 31, 2023 to $27.8 billion at June 30, 2023, due to net outflows and market depreciation.

Consolidated Operating Results
The following table sets forth our revenues and net income/(loss) for the most recent five quarters.

•	Revenues – Total revenues increased 11.0% from the three months ended June 30, 2022 to $85.7 million in the comparable period in 2023 primarily due to higher average AUM.

•
Expenses
– Total operating expenses increased 9.9% from the three months ended June 30, 2022 to $67.5 million in the comparable period in 2023 primarily due to higher professional fees incurred in connection with an activist campaign, incentive compensation and headcount, and fund management and administration costs. These increases were partly offset by lower contractual gold payments.

•
Other Income/(Expenses)
– Other income/(expenses) includes interest income and interest expense, gains on revaluation/termination of deferred consideration–gold payments and other losses and gains. Further information is provided herein.

•	Net income/(loss) – We reported net income of $54.3 million and $8.0 million during the three months ended June 30, 2023 and 2022, respectively.
Guidance Update for the Year Ending December 31, 2023
Compensation Expense
Our compensation expense for the year ending December 31, 2023 is currently estimated to range from $104.0 million to $110.0 million (previously $100.0 million to $106.0 million). This range considers variability in incentive compensation, with drivers including the magnitude of our flows, our share price performance in relation to our peers as well as revenue, operating income and operating margin performance. Given the potential volatility in our performance-based metrics, we consider the midpoint of this range to be a reasonable estimate.
Discretionary Spending
Discretionary spending includes, marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the six months ended June 30, 2023, our discretionary spending was $28.3 million. We currently estimate our discretionary spending for the year ending December 31, 2023 to range from $56.0 million to $59.0 million (unchanged from our guidance provided last quarter).
Not included in the guidance above are potential
non-recurring
expenses in response to an activist campaign, including $5.9 million incurred during the six months ended June 30, 2023.
Gross Margin
We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 79.2% during the six months ended June 30, 2023. Our gross margin guidance for the year ending December 31, 2023 is estimated to be 79% (previously 78%) which we believe should be sustainable at current AUM levels.

Contractual Gold Payments
Our contractual gold payments expense of $6.1 million during the six months ended June 30, 2023 will be zero going forward as our obligation to make continuing gold payments was terminated in May 2023.
Third-Party Distribution Fees
We currently estimate third-party distribution fees to range from $8.0 million to $9.0 million (unchanged from our guidance provided last quarter) for the year ending December 31, 2023.
Interest Expense
Our interest expense for the year ending December 31, 2023 is currently estimated to be $15.0 million (unchanged from our guidance provided last quarter).
Interest Income
Our interest income for the year ending December 31, 2023 is currently estimated to be approximately $3.0 million taking into consideration the magnitude of our investments which has been reduced from the prior quarter after having paid approximately $110 million to settle our convertible notes maturing in June and to terminate our deferred consideration—gold payments obligation.
Income Tax Expense
We currently estimate that our consolidated normalized effective tax rate will be 24% (previously 23%) taking into consideration the current distribution of profits amongst our U.S. and European businesses.
This normalized effective tax rate excludes items that are
non-recurring
and not core to our operating business including but not limited to the impact of any revaluation on deferred consideration—gold payments, the loss on extinguishment of convertible notes, remeasurement of contingent consideration from the sale of our former Canadian ETF business, gains and losses on financial instruments owned and investments, valuation allowances on capital losses, reductions in unrecognized tax benefits and any stock-based compensation windfalls or shortfalls.
Diluted Shares Outstanding
Our weighted average diluted shares outstanding were 170.7 million during the three months ended June 30, 2023 after having issued approximately 14 million shares of common stock or instruments convertible into common stock in connection with the termination of our deferred consideration—gold payments obligation and the maturity of our convertible notes during the second quarter. The impact of the share issuance on our second quarter diluted shares was affected by the timing of when the shares were issued. Going forward, we anticipate our diluted shares outstanding to be approximately 177 million per quarter.

Key Operating Statistics
The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022

GLOBAL ETPs (in millions)
Beginning of period assets	$90,740	$81,993	$79,407	$81,993	$77,479
Inflows/(outflows)	2,327	6,341	3,852	8,668	5,171
Market appreciation/(depreciation)	599	2,406	(8,953)	3,005	(8,344)
Fund closures	—	—	(4)	—	(4)

End of period assets	$93,666	$90,740	$74,302	$93,666	$74,302

Average assets during the period	$91,578	$87,508	$77,738	$89,543	$77,774
Average ETP advisory fee during the period	0.36%	0.36%	0.39%	0.36%	0.39%
Revenue days	91	90	91	181	181
Number of ETPs—end of period	353	350	344	353	344

U.S. LISTED ETFs (in millions)
Beginning of period assets	$61,283	$55,973	$48,622	$55,973	$48,210
Inflows/(outflows)	3,249	4,012	4,278	7,261	6,528
Market appreciation/(depreciation)	1,371	1,298	(5,645)	2,669	(7,483)

End of period assets	$65,903	$61,283	$47,255	$65,903	$47,255

Average assets during the period	$62,712	$59,430	$48,270	$61,071	$47,885
Number of ETFs – end of the period	80	80	77	80	77

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$29,457	$26,020	$30,785	$26,020	$29,269
(Outflows)/inflows	(922)	2,329	(426)	1,407	(1,357)
Market (depreciation)/appreciation	(772)	1,108	(3,308)	336	(861)
Fund closures	—	—	(4)	—	(4)

End of period assets	$27,763	$29,457	$27,047	$27,763	$27,047

Average assets during the period	$28,866	$28,078	$29,468	$28,472	$29,889
Number of ETPs—end of period	273	270	267	273	267

PRODUCT CATEGORIES (in millions)

U.S. Equity
Beginning of period assets	$24,534	$24,112	$23,738	$24,112	$23,860
Inflows/(outflows)	414	(149)	306	265	1,085
Market appreciation/(depreciation)	1,053	571	(2,986)	1,624	(3,887)

End of period assets	$26,001	$24,534	$21,058	$26,001	$21,058

Average assets during the period	$24,732	$24,726	$22,362	$24,729	$22,748

Commodity & Currency
Beginning of period assets	$24,924	$22,097	$26,302	$22,097	$24,598
(Outflows)/inflows	(1,512)	2,003	(475)	491	(1,528)
Market (depreciation)/appreciation	(1,028)	824	(2,203)	(204)	554

End of period assets	$22,384	$24,924	$23,624	$22,384	$23,624

Average assets during the period	$24,033	$23,806	$25,767	$23,918	$25,827

Fixed Income
Beginning of period assets	$18,708	$15,273	$5,418	$15,273	$4,356
Inflows/(outflows)	1,471	3,513	4,038	4,984	5,280
Market appreciation/(depreciation)	36	(78)	(264)	(42)	(444)

End of period assets	$20,215	$18,708	$9,192	$20,215	$9,192

Average assets during the period	$19,185	$17,176	$7,426	$18,181	$6,059

International Developed Market Equity
Beginning of period assets	$11,433	$10,195	$11,422	$10,195	$11,894
Inflows/(outflows)	1,592	450	79	2,042	176
Market appreciation/(depreciation)	398	788	(1,533)	1,186	(2,102)

End of period assets	$13,423	$11,433	$9,968	$13,423	$9,968

Average assets during the period	$12,276	$10,879	$10,695	$11,578	$11,119

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Emerging Market Equity
Beginning of period assets	$8,811	$8,116	$9,991	$8,116	$10,375
Inflows/(outflows)	329	486	(223)	815	(34)
Market appreciation/(depreciation)	51	209	(1,382)	260	(1,955)

End of period assets	$9,191	$8,811	$8,386	$9,191	$8,386

Average assets during the period	$8,998	$8,666	$9,155	$8,832	$9,636

Leveraged & Inverse
Beginning of period assets	$1,785	$1,754	$1,856	$1,754	$1,775
Inflows/(outflows)	12	43	90	55	88
Market appreciation/(depreciation)	67	(12)	(328)	55	(245)

End of period assets	$1,864	$1,785	$1,618	$1,864	$1,618

Average assets during the period	$1,798	$1,757	$1,765	$1,778	$1,798

Alternatives
Beginning of period assets	$306	$310	$293	$310	$261
Inflows/(outflows)	22	(18)	34	4	63
Market appreciation/(depreciation)	12	14	(22)	26	(19)

End of period assets	$340	$306	$305	$340	$305

Average assets during the period	$320	$308	$299	$314	$287

Cryptocurrency
Beginning of period assets	$239	$136	$383	$136	$357
(Outflows)/inflows	(1)	13	3	12	40
Market appreciation/(depreciation)	10	90	(235)	100	(246)

End of period assets	$248	$239	$151	$248	$151

Average assets during the period	$236	$190	$265	$213	$295

Closed ETPs
Beginning of period assets	$—	$—	$4	$—	$3
Inflows/(outflows)	—	—	—	—	1
Fund closures	—	—	(4)	—	(4)

End of period assets	$—	$—	$—	$—	$—

Average assets during the period	$—	$—	$4	$—	$5

Headcount:	291	279	264	291	264
Note: Previously issued statistics may be restated due to fund closures and trade adjustments
Source: WisdomTree
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Selected Operating and Financial Information

	Three Months Ended June 30,		Change	Percent Change
	2023	2022

AUM (in millions)
Average AUM	$91,578	$77,738	$13,840	17.8%

Operating Revenues (in thousands)
Advisory fees	$82,004	$75,586	$6,418	8.5%
Other income	3,720	1,667	2,053	123.2%

Total revenues	$85,724	$77,253	$8,471	11.0%

Operating Revenues
Advisory fees
Advisory fee revenues increased 8.5% from $75.6 million during the three months ended June 30, 2022 to $82.0 million in the comparable period in 2023 due to higher average AUM, partially offset by lower average advisory fee. Our average advisory fee was 0.36% during the three months ended June 30, 2023 and 0.39% during the comparable period in 2022.

Other income
Other income increased 123.2% from $1.7 million during the three months ended June 30, 2022 to $3.7 million in the comparable period in 2023 primarily due to large flows into some of our European products.
Operating Expenses

(in thousands)	Three Months Ended June 30,		Change	Percent Change
	2023	2022
Compensation and benefits	$26,319	$24,565	$1,754	7.1%
Fund management and administration	17,727	16,076	1,651	10.3%
Marketing and advertising	4,465	3,894	571	14.7%
Sales and business development	3,326	3,131	195	6.2%
Contractual gold payments	1,583	4,446	(2,863)	(64.4%)
Professional fees	8,334	4,308	4,026	93.5%
Occupancy, communications and equipment	1,172	1,049	123	11.7%
Depreciation and amortization	121	53	68	128.3%
Third-party distribution fees	1,881	1,818	63	3.5%
Other	2,615	2,109	506	24.0%

Total operating expenses	$67,543	$61,449	$6,094	9.9%

As a Percent of Revenues:	Three Months Ended June 30,
	2023	2022
Compensation and benefits	30.7%	31.6%
Fund management and administration	20.7%	20.8%
Marketing and advertising	5.2%	5.0%
Sales and business development	3.9%	4.1%
Contractual gold payments	1.8%	5.8%
Professional fees	9.7%	5.6%
Occupancy, communications and equipment	1.4%	1.4%
Depreciation and amortization	0.1%	0.1%
Third-party distribution fees	2.2%	2.4%
Other	3.1%	2.7%

Total operating expenses	78.8%	79.5%

Compensation and benefits
Compensation and benefits expense increased 7.1% from $24.6 million during the three months ended June 30, 2022 to $26.3 million in the comparable period in 2023 due to increased headcount and higher stock-based compensation expense, partly offset by lower incentive compensation. Headcount was 264 and 291 at June 30, 2022 and 2023, respectively.
Fund management and administration
Fund management and administration expense increased 10.3% from $16.1 million during the three months ended June 30, 2022 to $17.7 million in the comparable period in 2023 primarily due to higher average AUM, product launches and inflows. We had 77 U.S. listed ETFs and 267 European listed ETPs at June 30, 2022 compared to 80 U.S. listed ETFs and 273 European listed ETPs at June 30, 2023.
Marketing and advertising
Marketing and advertising expense increased 14.7% from $3.9 million during the three months ended June 30, 2022 to $4.5 million in the comparable period in 2023 primarily due to higher spending related to our U.S. listed products.
Sales and business development
Sales and business development expense was essentially unchanged from the three months ended June 30, 2022.

Contractual gold payments
Contractual gold payments expense decreased 64.4% from $4.4 million during the three months ended June 30, 2022 to $1.6 million in the comparable period in 2023 due to the termination of our deferred consideration—gold payments obligation on May 10, 2023. See Note 9 to our Consolidated Financial Statements for additional information.
Professional fees
Professional fees increased 93.5% from $4.3 million during the three months ended June 30, 2022 to $8.3 million in the comparable period in 2023 primarily due to higher expenses incurred in response to an activist campaign as well as expenses incurred to settle our deferred consideration—gold payments obligation and our acquisition of WisdomTree Transfers, Inc.
Occupancy, communications and equipment
Occupancy, communications and equipment expense was essentially unchanged from the three months ended June 30, 2022.
Depreciation and amortization
Depreciation and amortization expense increased 128.3% due to amortization of software development costs.
Third-party distribution fees
Third-party distribution fees were essentially unchanged from the three months ended June 30, 2022.
Other
Other expenses increased 24.0% from $2.1 million during the three months ended June 30, 2022 to $2.6 million in the comparable period in 2023 primarily due to higher travel, public relations and directors expenses.
Other Income/(Expenses)

(in thousands)	Three Months Ended June 30,		Change	Percent Change
	2023	2022
Interest expense	$(4,021)	$(3,733)	$(288)	7.7%
Gain on revaluation/termination of deferred consideration—gold payments	41,361	2,311	39,050	1,689.7%
Interest income	1,000	770	230	29.9%
Other gains and losses, net	1,286	(4,474)	5,760	n/a

Total other income/(expenses), net	$39,626	$(5,126)	$44,752	n/a

	Three Months Ended June 30,
As a Percent of Revenues:	2023	2022
Interest expense	(4.7%)	(4.8%)
Gain on revaluation/termination of deferred consideration—gold payments	48.2%	3.0%
Interest income	1.2%	1.0%
Other gains and losses, net	1.5%	(5.8%)

Total other income/(expenses), net	46.2%	(6.6%)

Interest expense
Interest expense increased 7.7% from $3.7 million during the three months ended June 30, 2022 to $4.0 million in the comparable period in 2023 due to a higher level of debt outstanding and a higher effective interest rate. Our effective interest rate during the three months ended June 30, 2022 and 2023 was 4.6% and 5.0%, respectively.
Gain on revaluation/termination of deferred consideration—gold payments
We recognized a gain on revaluation/termination of deferred consideration—gold payments of $41.4 million and $2.3 million during the three months ended June 30, 2023 and 2022, respectively. This obligation was settled on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

Interest income
Interest income increased 29.9% from $0.8 million during the three months ended June 30, 2022 to $1.0 million in the comparable period in 2023 due to, partially offset by a decrease in our financial instruments owned.
Other gains and losses, net
Other gains and losses, net was $1.3 million for the second quarter of 2023. This quarter includes gains on our investments of $3.1 million, partly offset by losses on our financial instruments owned of $1.0 million. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.
Income Taxes
Our effective income tax rate for the second quarter of 2023 was 6.1%, resulting in income tax expense of $3.6 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to a non-taxable
gain on revaluation/termination of deferred consideration—gold payments and a decrease in the deferred tax asset valuation allowance on losses recognized on our investments. These items were partly offset by non-deductible
executive compensation.
Our effective income tax rate for the second quarter of 2022 of 25.0% resulted in an income tax expense of $2.7 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a valuation allowance on losses recognized on securities owned and non-deductible
compensation. These items were partly offset by a
non-taxable
gain on revaluation of deferred consideration—gold payments and a lower tax rate on foreign earnings.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Selected Operating and Financial Information

	Six Months Ended June 30,		Change	Percent Change
	2023	2022
AUM (in millions)
Average AUM	$89,543	$77,774	$11,769	15.1%

Operating Revenues (in thousands)
Advisory fees	$159,641	$152,103	$7,538	5.0%
Other income	8,127	3,518	4,609	131.0%

Total revenues	$167,768	$155,621	$12,147	7.8%

Operating Revenues
Advisory fees
Advisory fee revenues increased 5.0% from $152.1 million during the six months ended June 30, 2022 to $159.6 million in the comparable period in 2023 due to higher average AUM, partially offset by lower average advisory fee. Our average advisory fee was 0.39% during the six months ended June 30, 2022 and 0.36% during the comparable period in 2023.
Other income
Other income increased 131.0% from $3.5 million during the six months ended June 30, 2022 to $8.1 million in the comparable period in 2023 primarily due to large flows into some of our European products.

Operating Expenses

(in thousands)	Six Months Ended June 30,		Change	Percent Change
	2023	2022
Compensation and benefits	$53,717	$49,352	$4,365	8.8%
Fund management and administration	34,880	31,570	3,310	10.5%
Marketing and advertising	8,472	7,917	555	7.0%
Sales and business development	6,320	5,740	580	10.1%
Contractual gold payments	6,069	8,896	(2,827)	(31.8%)
Professional fees	12,049	8,767	3,282	37.4%
Occupancy, communications and equipment	2,273	1,802	471	26.1%
Depreciation and amortization	230	100	130	130.0%
Third-party distribution fees	4,134	4,030	104	2.6%
Other	4,872	3,954	918	23.2%

Total operating expenses	$133,016	$122,128	$10,888	8.9%

As a Percent of Revenues:	Six Months Ended June 30,
	2023	2022
Compensation and benefits	32.0%	31.7%
Fund management and administration	20.8%	20.3%
Marketing and advertising	5.0%	5.1%
Sales and business development	3.8%	3.7%
Contractual gold payments	3.6%	5.7%
Professional fees	7.2%	5.6%
Occupancy, communications and equipment	1.4%	1.2%
Depreciation and amortization	0.1%	0.1%
Third-party distribution fees	2.5%	2.6%
Other	2.9%	2.5%

Total operating expenses	79.3%	78.5%

Compensation and benefits
Compensation and benefits expense increased 8.8% from $49.4 million during the six months ended June 30, 2022 to $53.7 million in the comparable period in 2023 due to increased headcount, stock-based compensation expense, payroll taxes and benefits, partly offset by lower incentive compensation.
Fund management and administration
Fund management and administration expense increased 10.5% from $31.6 million during the six months ended June 30, 2022 to $34.9 million in the comparable period in 2023 primarily due to higher average AUM, product launches and inflows.
Marketing and advertising
Marketing and advertising expense increased 7.0% from $7.9 million during the three months ended June 30, 2022 to $8.5 million in the comparable period in 2023 primarily due to higher spending related to our U.S. listed products.
Sales and business development
Sales and business development expense increased 10.1% from $5.7 million during the six months ended June 30, 2022 to $6.3 million in the comparable period in 2023 primarily resulting from increases in travel, conference and events spending.
Contractual gold payments
Contractual gold payments expense decreased 31.8% from $8.9 million during the six months ended June 30, 2022 to $6.1 million in the comparable period in 2023 due to the termination of our deferred consideration—gold payments obligation on May 10, 2023. See Note 9 to our Consolidated Financial statements for additional information.

Professional fees
Professional fees increased 37.4% from $8.8 million during the six months ended June 30, 2022 to $12.0 million in the comparable period in 2023 primarily due to higher expenses incurred in response to an activist campaign, as well as expenses incurred to settle our deferred consideration—gold payments obligation and our acquisition of WisdomTree Transfers, Inc.
Occupancy, communications and equipment
Occupancy, communications and equipment expense increased 26.1% from $1.8 million during the six months ended June 30, 2022 to $2.3 million in the comparable period in 2023 as our New York office lease became effective in May 2022.
Depreciation and amortization
Depreciation and amortization expense increased 130.0% from $0.1 million during the six months ended June 30, 2022 to $0.2 million in the comparable period in 2023 due to amortization of software development costs.
Third-party distribution fees
Third-party distribution fees were essentially unchanged from the six months ended June 30, 2022.
Other
Other expenses increased 23.2% from $4.0 million during the six months ended June 30, 2022 to $4.9 million in the comparable period in 2023 primarily due to higher travel, public relations and directors expenses.
Other Income/(Expenses)

(in thousands)	Six Months Ended June 30,		Change	Percent Change
	2023	2022
Interest expense	$(8,023)	$(7,465)	$(558)	7.5%
Gain/(loss) on revaluation/termination of deferred consideration—gold payments	61,953	(14,707)	76,660	n/a
Interest income	2,083	1,564	519	33.2%
Impairments	(4,900)	—	(4,900)	n/a
Loss on extinguishment of convertible notes	(9,721)	—	(9,721)	n/a
Other losses, net	(721)	(29,181)	28,460	(97.5%)

Total other income/(expenses), net	$40,671	$(49,789)	$90,460	n/a

	Six Months Ended June 30,
As a Percent of Revenues:	2023	2022
Interest expense	(4.8%)	(4.8%)
Gain/(loss) on revaluation/termination of deferred consideration—gold payments	36.9%	(9.5%)
Interest income	1.2%	1.0%
Impairments	(2.9%)	—
Loss on extinguishment of convertible notes	(5.8%)	—
Other losses, net	(0.4%)	(18.7%)

Total other income/(expenses), net	24.2%	(32.0%)

Interest expense
Interest expense increased 7.5% from $7.5 million during the six months ended June 30, 2022 to $8.0 million in the comparable period in 2023 due to a higher level of debt outstanding and a higher effective interest rate. Our effective interest rate during the six months ended June 30, 2022 and 2023 was 4.6% and 4.9%, respectively.
Gain/(loss) on revaluation/termination of deferred consideration—gold payments
We recognized a loss on revaluation of deferred consideration—gold payments of ($14.7) million and a gain on revaluation/termination of deferred consideration—gold payments of $62.0 million during the six months ended June 30, 2022 and 2023, respectively. This obligation was settled on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

Interest income
Interest income increased 33.2% from $1.6 million during the six months ended June 30, 2022 to $2.1 million in the comparable period in 2023 due to rising interest rates, partially offset by a decrease in our financial instruments owned.
Impairments
During the six months ended June 30, 2023, we recognized a
non-cash
impairment charge of $4.9 million on the Securrency Series A Shares.
Loss on Extinguishment of Convertible Notes
During the six months ended June 30, 2023, we recognized a loss on extinguishment of convertible notes of $9.7 million arising from the repurchase of $115.0 million in aggregate principal amount of our 2020 Notes.
Other losses, net
Other net losses were $0.7 million during the six months ended June 30, 2023. This period includes a non-cash
charge of $1.4 million arising from the release of
tax-related
indemnification assets upon the expiration of the statute of limitations (an equal and offsetting benefit was recognized in income tax expense); gains on our financial instruments owned of $0.9 million and losses on our investments of $0.8 million. Gains and losses also generally arise from the sale of gold earned on management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.
Income Taxes
Our effective income tax rate for the six months ended June 30, 2023 was 6.5%, resulting in an income tax expense of $4.9 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a non-taxable
gain on revaluation/termination of deferred consideration—gold payments, a reduction in unrecognized tax benefits associated with the release of the tax-related
indemnification asset described above and a lower tax rate on foreign earnings. These items were partly offset by a non-deductible
loss on extinguishment of our convertible notes during the first quarter of 2023, non-deductible
executive compensation and an increase in the deferred tax asset valuation allowance on losses recognized on our investments.
Our effective income tax rate benefit for the six months ended June 30, 2022 was 86.2% resulting in an income tax benefit of $14.0 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a reduction in unrecognized tax benefits associated with the release of the tax-related
indemnification asset described above and a lower tax rate on foreign earnings. These items were partly offset by a non-taxable
loss on revaluation of deferred consideration—gold payments and an increase in the deferred tax asset valuation allowance on losses recognized on our financial instruments owned.
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

•
Unrealized gains or losses on revaluation/termination of deferred consideration—gold payments:
Deferred consideration—gold payments was an obligation we assumed in connection with the ETFS Acquisition that was carried at fair value. This item represented the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold and changes in the discount rate used to compute the present value of the annual payment obligations have had a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when arriving at adjusted net income and diluted earnings per share as it was not core to our operating business. The item is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate. During the second quarter of 2023, we terminated this obligation for aggregate consideration totaling approximately $137.0 million.

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

•
Tax windfalls and shortfalls upon vesting and exercise of stock-based compensation awards:
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

•
Other items:
Loss on extinguishment of our convertible notes, impairments, remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business, unrealized gains and losses recognized on our investments, changes in deferred tax asset valuation allowance, expenses incurred in response to an activist campaign and litigation expenses associated with certain provisions of our Stockholder Rights Agreement are excluded when calculating our non-GAAP
financial measurements.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Adjusted Net Income and Diluted Earnings per Share:	2023	2022	2023	2022
Net income/(loss), as reported	$54,252	$8,005	$70,485	$(2,256)
Deduct/add back: (Gain)/loss on revaluation/termination of deferred consideration—gold payments	(41,361)	(2,311)	(61,953)	14,707
Add back: Expenses incurred in response to an activist campaign, net of income taxes	3,720	1,532	4,452	3,376
Deduct/add back: Unrealized (gain)/loss recognized on our investments, net of income taxes	(2,346)	(55)	620	69
Add back/(deduct): Losses/(gains) on financial instruments owned, net of income taxes	762	3,165	(717)	7,058
(Deduct)/add back: (Decrease)/increase in deferred tax asset valuation allowance on financial instruments owned and investments	(508)	901	(31)	2,911
Add back: Litigation expenses associated with certain provisions of the Stockholder Rights Agreement, net of income taxes	367	—	367	—
Add back/(deduct): Tax shortfalls/(windfalls) upon vesting and exercise of stock-based compensation awards	33	20	(152)	(545)
Add back: Loss on extinguishment of convertible notes, net of income taxes	—	—	9,623	—
Add back: Impairments, net of income taxes (where applicable)	—	—	4,900	—
Deduct: Remeasurement of contingent consideration—sale of former Canadian ETF business	—	—	(1,477)	—

Adjusted net income	$14,919	$11,257	$26,117	$25,320
Deduct: Income distributed to participating securities	(496)	(548)	(994)	(1,097)
Deduct: Undistributed income allocable to participating securities	(1,410)	(724)	(2,028)	(1,763)

Adjusted net income available to common stockholders	$13,013	$9,985	$23,095	$22,460
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 11 to our Consolidated Financial Statements)	147,815	143,425	146,155	143,271

Adjusted earnings per share – diluted	$0.09	$0.07	$0.16	$0.16

Liquidity and Capital Resources
The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2023	December 31, 2022
Balance Sheet Data (in thousands):
Cash and cash equivalents	$83,735	$132,101
Financial instruments owned, at fair value	65,492	126,239
Accounts receivable	34,208	30,549
Securities held-to-maturity	245	259

Total: Liquid assets	183,680	289,148
Less: Total current liabilities	(68,281)	(148,434)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(12,876)	(1,765)
Less: Regulatory capital requirements	(24,912)	(25,988)

Total: Available liquidity	$77,611	$112,961

	Six Months Ended June 30,
	2023	2022
Cash Flow Data (in thousands):
Operating cash flows	$20,029	$8,542
Investing cash flows	51,936	(23,070)
Financing cash flows	(121,109)	(13,073)
Foreign exchange rate effect	778	(3,372)

Decrease in cash and cash equivalents	$(48,366)	$(30,973)

Liquidity
We consider our available liquidity to be our liquid assets, less our current liabilities, seed capital in WisdomTree Digital Funds and regulatory capital requirements. Liquid assets consist of cash and cash equivalents, financial instruments owned, at fair value, accounts receivable and securities held-to-maturity.
Our financial instruments owned, at fair value are highly liquid investments. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business and accrued incentive compensation for employees.
Cash and cash equivalents decreased by $48.3 million during the six months ended June 30, 2023 due to $184.3 million used to repurchase and settle at maturity our convertible notes, $50.0 million used to settle our deferred consideration—gold payments obligation, $40.5 million used to purchase financial instruments owned, at fair value, $10.0 million used to purchase investments, $9.7 million used to pay dividends, $3.5 million used to repurchase our common stock, $3.5 million used for convertible notes issuance costs and $1.0 million used to acquire Securrency Transfers, Inc (renamed WisdomTree Transfers, Inc.). These decreases were partly offset by $130.0 million of proceeds from the issuance of convertible notes, $102.0 million of proceeds from the sale of financial instruments owned, at fair value, $20.0 million provided by operating activities, $1.5 million from receipt of contingent consideration and $0.7 million from other activities.
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
In connection with the issuance of the 2023 Notes, we repurchased $115.0 million in aggregate principal amount of the 2020 Notes. As a result of this repurchase, we recognized a loss on extinguishment of approximately $9.7 million during the six months ended June 30, 2023. The remainder of the 2020 Notes matured on June 15, 2023 and were settled for approximately $59.9 million of cash and approximately 1.0 million shares of common stock of the Company.
After the repurchase and maturity of the 2020 Notes and the issuance of the 2023 Notes (and together with the 2021 Notes, the “Convertible Notes”), we had $280.0 million in aggregate principal amount of Convertible Notes outstanding.
Key terms of the Convertible Notes are as follows:

	2023 Notes	2021 Notes
Principal outstanding	$130.0	$150.0
Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2028	June 15, 2026
Interest rate	5.75%	3.25%
Conversion price	$9.54	$11.04
Conversion rate	104.8658	90.5797
Redemption price	$12.40	$14.35

•
Interest rate:
Payable semiannually in arrears on February 15 and August 15 of each year for the 2023 Notes (beginning on August 15, 2023) and on June 15 and December 15 of each year for the 2021 Notes.

•
Conversion price:
Convertible at an initial conversion rate into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.

•
Conversion:
Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2028 and March 15, 2026 for the 2023 Notes and the 2021 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2028 and March 15, 2026 in respect of the 2023 Notes, and the 2021 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their
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

•
Redemption price:
We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2025 and June 20, 2023 in respect of the 2023 Notes and the 2021 Notes, respectively, and on or prior to the 55 th
scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.

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

•
Conversion rate increase in certain customary circumstances:
In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 167.7853 shares and 144.9275 shares of our common stock per $1,000 principal amount of the 2023 Notes and the 2021 Notes, respectively (the equivalent of 43,551,214 shares of our common stock), subject to adjustment.

•
Seniority and Security:
The Convertible Notes rank equal in right of payment, and are our senior unsecured obligations, but are subordinated in right of payment to our obligations to make certain redemption payments (if and when due) in respect of its Series A
Non-Voting
Convertible Preferred Stock (See Note 11 to our Consolidated Financial Statements).

The indentures contain customary terms and covenants, including that upon certain events of
default occurring and continuing, either the trustee or the respective holders of not less than 25% in aggregate principal amount of the respective series of Convertible Notes outstanding may declare the entire principal amount of all such respective Convertible Notes to be repurchased, plus any accrued special interest, if any, to be immediately due and payable.
Capital Resources
Our principal source of financing is our operating cash flow. We believe that current cash flows generated by our operating activities and existing cash balances should be sufficient for us to fund our operations for the foreseeable future.
Our ability to satisfy our contractual obligations as they arise are discussed in the section titled “Contractual Obligations” below.
Use of Capital
Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at June 30, 2023 was approximately $24.9 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.
During the six months ended June 30, 2023, we repurchased 631,087 shares of our common stock under the repurchase program for an aggregate cost of $3.5 million. Currently, approximately $96.4 million remains under this program for future purchases.
In addition, during the three months ended June 30, 2023, we paid approximately $50.0 million in cash to settle our deferred consideration—gold payments obligation (see Note 10 to our Consolidated Financial Statements for additional information) and also paid approximately $59.9 million in cash upon the maturity of our 2020 Notes.
Contractual Obligations
Convertible Notes
We currently have $280.0 million in aggregate principal amount of Convertible Notes outstanding, of which $150.0 million and $130.0 million are scheduled to mature on June 15, 2026 and August 15, 2028 in respect of the 2021 Notes and the 2023 Notes, respectively, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.
The Convertible Notes require cash settlement of up to the principal amount, while settlement of the conversion obligation in excess of the aggregate principal amount may be satisfied in either cash, shares of our common stock or a combination of cash and shares of our common stock. We may settle and/or refinance these obligations when due.
See the section titled “Issuance of Convertible Notes” above for additional information.
Deferred Consideration—Gold Payments
On May 10, 2023, the Company entered into and closed on a Sale, Purchase and Assignment Deed to terminate the Company’s obligations relating to the contractual gold payments. Pursuant to that agreement, the Company paid consideration totaling $136.9 million, including an aggregate of $50.0 million in cash and the issuance of 13,087 shares of Series C Non-Voting Convertible Preferred Stock (valued at $86.9 million), which are convertible into 13,087,000 shares of the Company’s common stock.
See Note 9 to our Consolidated Financial Statements for additional information.
Operating Leases
Total future minimum lease payments with respect to our operating lease liabilities were $0.9 million at June 30, 2023. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments.

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
See Note 7 to our Consolidated Financial Statements for information.
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

Market Risk
Market risk to us generally represents the risk of changes in the value of our ETPs and Digital Funds that results from fluctuations in securities or commodity prices, foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all our revenues are derived from advisory agreements for the WisdomTree ETPs. Under these agreements, the advisory fee we receive is based on the average market value of the assets in the WisdomTree ETP portfolios we manage.
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
Interest Rate Risk
We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other securities which totaled $131.1 million and $65.9 million as of June 30, 2022 and 2023, respectively. During the six months ended June 30, 2023, we recognized gains on these financial instruments of $0.9 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.
In addition, our Convertible Notes bear interest at fixed rates of 5.75% and 3.25% for the 2023 Notes and the 2021 Notes, respectively. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We may be subject to reviews, inspections and investigations by the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 13 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €15.2 million ($16.6 million).

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2023 to April 30, 2023	26,582	$5.86	26,582
May 1, 2023 to May 31, 2023	—	$—	—
June 1, 2023 to June 30, 2023	—	$—	—

Total	26,582	$—	26,582	$ 96,436

On February 22, 2022, our Board of Directors approved an increase of $85.7 million to our share repurchase program and extended the term for three years through April 27, 2025. During the six months ended June 30, 2023, we repurchased 631,087 shares of our common stock under this program for an aggregate cost of approximately $3.5 million. As of June 30, 2023, $96.4 million remained under this program for future repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
10b5-1
Trading Arrangements
During
the three months ended June 30, 2023, none of our directors or officers (as defined in
Rule 16a-1(f) of
the Exchange Act) adopted, terminated or modified a Rule
10b5-1
trading arrangement or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K).

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)

3.5
Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.6
Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)

3.7
Certificate of Designations of Series C Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)

3.8	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.2
Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.3
Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.4
Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.5
Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

4.6
Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2018)

4.7
Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8
Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.9
Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)

4.10
Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)

4.11
Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)

4.12
Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)

Exhibit Number	Description

4.13	Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)

4.14	Amendment No. 1, dated as of May 4, 2023, to Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2023).

4.15	Amendment No. 2, dated as of May 10, 2023, to Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)

4.16	Investor Rights Agreement, dated as of May 10, 2023, by and between the Registrant and Gold Bullion Holdings (Jersey) Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)

10.1	Sale, Purchase and Assignment Deed, dated as of May 10, 2023, by and between the Registrant, WisdomTree International Holdings Ltd, Electra Target HoldCo Limited, ETFS Capital Limited, World Gold Council, Gold Bullion Holdings (Jersey) Limited, Rodber Investments Limited and Graham Tuckwell (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)

10.2	Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated April 21, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

10.3	Form of Amendment, dated April 21, 2023, to Employment Agreements between the Registrant and each of Jonathan Steinberg, Peter M. Ziemba, R. Jarrett Lilien and Marci Frankenthaler (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

10.4	WisdomTree, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

10.5	Form of Employee Confidentiality, Assignment and Restrictive Covenant Agreement executed by participants of the WisdomTree, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

31.1 (1)	Rule 13a-14(a) / 15d-14(a) Certification

31.2 (1)	Rule 13a-14(a) / 15d-14(a) Certification

32.1 (2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (1)	Financial Statements from the Quarterly Report on Form
10-Q
of the Company for the three months ended June 30, 2023, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2023 (Unaudited) and December 31, 2022; (ii) Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2023 and June 30, 2022 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and June 30, 2022 (Unaudited) (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

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

(1)
        Filed herewith.
(2)
        Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 4 th
day of August 2023.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)