Form 10-Q
period 2023-09-30
WisdomTree, Inc.
filed 2023-11-08
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

Form 10-Q

___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission File Number 001-10932

___________________

WisdomTree, Inc.

(Exact name of registrant as specified in its charter)

___________________

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 West 34th Street 3rd Floor New York, New York	10119
(Address of principal executive offices)	(Zip Code)

212-801-2080

(Registrant’s telephone number, including area code)

___________________

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

As of November 2, 2023, there were 150,335,358 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report may include statements about:

●	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;
●	anticipated levels of inflows into and outflows out of our ETPs;
●	our ability to deliver favorable rates of return to investors;
●	competition in our business;
●	whether we will experience future growth;
●	our ability to develop new products and services and their potential for success;
●	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;
●	our ability to successfully implement our strategy relating to digital assets and blockchain-enabled financial services, including WisdomTree Prime™, and achieve its objectives;
●	our ability to successfully operate and expand our business in non-U.S. markets;
●	the effect of laws and regulations that apply to our business; and
●	actions of activist stockholders.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents (Note 3)	$89,481	$132,101
Financial instruments owned, at fair value (including $54,259 and $25,283 invested in WisdomTree products at September 30, 2023 and December 31, 2022, respectively) (Note 5)	78,950	126,239
Accounts receivable (including $32,315 and $24,139 due from related parties at September 30, 2023 and December 31, 2022, respectively)	35,868	30,549
Prepaid expenses	6,511	4,684
Other current assets	1,004	390
Total current assets	211,814	293,963
Fixed assets, net	457	544
Indemnification receivable (Note 20)	—	1,353
Securities held-to-maturity	237	259
Deferred tax assets, net (Note 20)	9,508	10,536
Investments (Note 7)	36,873	35,721
Right of use assets—operating leases (Note 12)	866	1,449
Goodwill (Note 22)	86,841	85,856
Intangible assets, net (Note 22)	604,781	603,567
Other noncurrent assets	447	571
Total assets	$951,824	$1,033,819
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$27,655	$36,521
Compensation and benefits payable	27,792	24,121
Income taxes payable	4,365	1,599
Operating lease liabilities (Note 12)	889	1,125
Convertible notes—current (Note 10)	—	59,197
Deferred consideration—gold payments (Note 9)	—	16,796
Accounts payable and other liabilities	14,660	9,075
Total current liabilities	75,361	148,434
Convertible notes (Note 10)	274,514	262,019
Deferred consideration—gold payments (Note 9)	—	183,494
Operating lease liabilities (Note 12)	—	339
Other noncurrent liabilities (Note 20)	—	1,353
Total liabilities	349,875	595,639
Preferred stock—Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $105,090 and $77,969 at September 30, 2023 and December 31, 2022, respectively) (Note 11)	132,569	132,569
Contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Preferred stock—Series C Non-Voting Convertible, par value $0.01; 13.087 shares authorized, issued and outstanding	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 150,335 and 146,517 at September 30, 2023 and December 31, 2022, respectively	1,503	1,465
Additional paid-in capital	387,507	291,847
Accumulated other comprehensive loss	(1,637)	(1,420)
Retained earnings	82,007	13,719
Total stockholders’ equity	469,380	305,611
Total liabilities and stockholders’ equity	$951,824	$1,033,819

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Advisory fees	$86,598	$70,616	$246,239	$222,719
Other income	3,825	1,798	11,952	5,316
Total revenues	90,423	72,414	258,191	228,035
Operating Expenses:
Compensation and benefits	27,955	23,714	81,672	73,066
Fund management and administration	18,023	16,285	52,903	47,855
Marketing and advertising	3,833	3,145	12,305	11,062
Sales and business development	3,383	2,724	9,703	8,464
Contractual gold payments (Note 9)	—	4,105	6,069	13,001
Professional fees	3,719	2,367	15,768	11,134
Occupancy, communications and equipment	1,203	986	3,476	2,788
Depreciation and amortization	307	58	537	158
Third-party distribution fees	2,694	1,833	6,828	5,863
Other	2,601	2,324	7,473	6,278
Total operating expenses	63,718	57,541	196,734	179,669
Operating income	26,705	14,873	61,457	48,366
Other Income/(Expenses):
Interest expense	(3,461)	(3,734)	(11,484)	(11,199)
Gain on revaluation/termination of deferred consideration—gold payments (Note 9)	—	77,895	61,953	63,188
Interest income	791	811	2,874	2,375
Impairments (Note 7)	(2,703)	—	(7,603)	—
Loss on extinguishment of convertible notes (Note 10)	—	—	(9,721)	—
Other losses, net	(2,512)	(5,289)	(3,233)	(34,470)
Income before income taxes	18,820	84,556	94,243	68,260
Income tax expense/(benefit)	5,836	3,327	10,774	(10,713)
Net income	$12,984	$81,229	$83,469	$78,973
Earnings per share—basic	$0.07	$0.50	$0.50	$0.49
Earnings per share—diluted	$0.07	$0.50	$0.49	$0.49
Weighted-average common shares—basic	145,284	143,120	144,505	142,984
Weighted-average common shares—diluted	177,140	158,953	169,997	158,741
Cash dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$12,984	$81,229	$83,469	$78,973
Other comprehensive loss
Foreign currency translation adjustment, net of income taxes	(944)	(3,684)	(217)	(5,891)
Other comprehensive loss	(944)	(3,684)	(217)	(5,891)
Comprehensive income	$12,040	$77,545	$83,252	$73,082

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	For the Three Months Ended September 30, 2023
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—July 1, 2023	13	$—	150,343	$1,503	$383,621	$(693)	$74,356	$458,787
Shares repurchased	—	—	(5)	—	(30)	—	—	(30)
Restricted stock issued and vesting of restricted stock units, net	—	—	(3)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,916	—	—	3,916
Other comprehensive loss	—	—	—	—	—	(944)	—	(944)
Dividends	—	—	—	—	—	—	(5,333)	(5,333)
Net income	—	—	—	—	—	—	12,984	12,984
Balance—September 30, 2023	13	$—	150,335	$1,503	$387,507	$(1,637)	$82,007	$469,380

	For the Three Months Ended September 30, 2022
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other	(Accumulated
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Deficit)/Retained Earnings	Total
Balance—July 1, 2022	—	$—	146,511	$1,465	$286,854	$(1,525)	$(29,538)	$257,256
Restricted stock issued and vesting of restricted stock units, net	—	—	13	—	—	—	—	—
Shares repurchased	—	—	(4)	—	(24)	—	—	(24)
Stock-based compensation	—	—	—	—	2,454	—	—	2,454
Other comprehensive loss	—	—	—	—	—	(3,684)	—	(3,684)
Dividends	—	—	—	—	—	—	(4,842)	(4,842)
Net income	—	—	—	—	—	—	81,229	81,229
Balance—September 30, 2022	—	$—	146,520	$1,465	$289,284	$(5,209)	$46,849	$332,389

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(In Thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2023
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—January 1, 2023	—	$—	146,517	$1,465	$291,847	$(1,420)	$13,719	$305,611
Shares issued in connection with termination of the deferred consideration—gold payments obligation, net of issuance costs (Note 9)	13	—	—	—	86,801	—	—	86,801
Restricted stock issued and vesting of restricted stock units, net	—	—	3,417	34	(34)	—	—	—
Shares issued in connection with convertible notes that matured on June 15, 2023 (Note 11)	—	—	1,037	10	35	—	—	45
Shares repurchased	—	—	(636)	(6)	(3,564)	—	—	(3,570)
Stock-based compensation	—	—	—	—	12,422	—	—	12,422
Other comprehensive loss	—	—	—	—	—	(217)	—	(217)
Dividends	—	—	—	—	—	—	(15,181)	(15,181)
Net income	—	—	—	—	—	—	83,469	83,469
Balance—September 30, 2023	13	$—	150,335	$1,503	$387,507	$(1,637)	$82,007	$469,380

	For the Nine Months Ended September 30, 2022
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other	(Accumulated
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income/(Loss)	Deficit)/Retained Earnings	Total
Balance—January 1, 2022	—	$—	145,107	$1,451	$289,736	$682	$(22,445)	$269,424
Restricted stock issued and vesting of restricted stock units, net	—	—	2,006	20	(20)	—	—	—
Shares repurchased	—	—	(593)	(6)	(3,412)	—	—	(3,418)
Stock-based compensation	—	—	—	—	7,822	—	—	7,822
Other comprehensive loss	—	—	—	—	—	(5,891)	—	(5,891)
Dividends	—	—	—	—	(4,842)	—	(9,679)	(14,521)
Net income	—	—	—	—	—	—	78,973	78,973
Balance—September 30, 2022	—	$—	146,520	$1,465	$289,284	$(5,209)	$46,849	$332,389

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$83,469	$78,973
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on revaluation/termination of deferred consideration—gold payments	(61,953)	(63,188)
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(37,632)	(44,886)
Stock-based compensation	12,422	7,822
Loss on extinguishment of convertible notes	9,721	—
Impairments	7,603	—
Contractual gold payments	6,069	13,001
Amortization of issuance costs—convertible notes	1,443	1,941
Deferred income taxes	1,282	2,233
Losses on investments	1,245	—
Losses on financial instruments owned, at fair value	1,006	15,633
Amortization of right of use asset	963	648
Depreciation and amortization	537	158
Other	—	(223)
Changes in operating assets and liabilities:
Accounts receivable	(7,346)	4,076
Prepaid expenses	(1,826)	(2,356)
Gold and other precious metals	30,629	33,598
Other assets	356	(503)
Intangibles—software development	(1,569)	(1,958)
Fund management and administration payable	3,577	1,369
Compensation and benefits payable	(8,786)	(4,990)
Income taxes payable	2,802	(1,822)
Operating lease liabilities	(955)	(644)
Accounts payable and other liabilities	5,293	4,231
Net cash provided by operating activities	48,350	43,113
Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(56,837)	(41,240)
Purchase of investments	(10,000)	(11,863)
Acquisition of Securrency Transfers, Inc. (net of cash acquired)	(985)	—
Purchase of fixed assets	(93)	(211)
Proceeds from the sale of financial instruments owned, at fair value	102,276	27,650
Receipt of contingent consideration – Sale of Canadian ETF business	1,477	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	22	38
Net cash provided by/(used in) investing activities	35,860	(25,626)
Cash flows from financing activities:
Repurchase and maturity of convertible notes (Note 10)	(184,272)	—
Termination of deferred consideration—gold payments	(50,005)	—
Dividends paid	(14,897)	(14,521)
Shares repurchased	(3,570)	(3,418)
Issuance costs—Convertible notes	(3,548)	—
Issuance costs—Series C Preferred Stock	(97)	—
Proceeds from the issuance of convertible notes (Note 10)	130,000	—
Net cash used in financing activities	(126,389)	(17,939)
Decrease in cash flow due to changes in foreign exchange rate	(441)	(7,557)
Net decrease in cash and cash equivalents	(42,620)	(8,009)
Cash and cash equivalents—beginning of year	132,101	140,709
Cash and cash equivalents—end of period	$89,481	$132,700
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,069	$8,769
Cash paid for interest	$8,272	$6,156

NON-CASH INVESTING AND FINANCING ACTIVITIES

On May 10, 2023, the Company issued 13.087 shares of Series C Non-Voting Convertible Preferred Stock (valued at $86,898) in connection with the termination of its deferred consideration—gold payments obligation. See Notes 9 and 11 for additional information.

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

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a well-diversified suite of exchange-traded products (“ETPs”), models and solutions. Building on its heritage of innovation, the Company is also developing and has recently launched next-generation digital products and structures, including digital or blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as its blockchain-native digital wallet, WisdomTree Prime™. The Company has the following wholly-owned operating subsidiaries:

●	WisdomTree Asset Management, Inc. is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.
●	WisdomTree Management Jersey Limited (“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse strategies.
●	WisdomTree Multi Asset Management Limited (“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree Management Limited (“WML”) is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTICAV”) in respect of the WisdomTree UCITS ETFs issued by WTICAV. WTICAV is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.
●	WisdomTree Europe Limited is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.
●	WisdomTree Ireland Limited is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, WTMAML and WML.
●	WisdomTree Digital Commodity Services, LLC is a New York based company that has been formed to serve as the sponsor of the WisdomTree Bitcoin Trust and WisdomTree Ethereum Trust, each an ETF currently under review with the SEC.
●	WisdomTree Digital Management, Inc. (“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. Each Digital Fund uses blockchain technology to maintain a secondary record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but does not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.
●	WisdomTree Digital Movement, Inc. (“WT Digital Movement”) is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network. WT Digital Movement has obtained and is seeking additional state money transmitter licenses to operate a platform for the purchase, sale and exchange of tokenized assets, while also providing digital wallet services through WisdomTree Prime™, a blockchain-native digital wallet, to facilitate such activity.
●	WisdomTree Securities, Inc. is a New York based limited purpose broker-dealer (i.e., mutual fund retailer), facilitating transactions in WisdomTree Digital Funds.
●	WisdomTree Transfers, Inc. is a New York based transfer agent registered with the SEC, providing transfer agency services for the Digital Funds. The transfer agent maintains the official record of share ownership in book entry form and reconciles the official record with the secondary record of ownership of shares on one or more blockchains.

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

Leases

The Company accounts for its lease obligations in accordance with ASC Topic 842, Leases (“ASC 842”), which requires the recognition of both (i) a lease liability equal to the present value of the remaining lease payments and (ii) an offsetting right-of-use asset. The remaining lease payments are discounted using the rate implicit in the lease, if known, or otherwise the Company’s incremental borrowing rate. After lease commencement, right-of-use assets are assessed for impairment and otherwise are amortized over the remaining lease term on a straight-line basis. These recognition requirements are not applied to short-term leases, which are those with a lease term of 12 months or less. Instead, lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.

ASC 842 also provides a practical expedient which allows for consideration in a contract to be accounted for as a single lease component rather than allocated between lease and non-lease components. The Company has elected to apply this practical expedient to all lease contracts, where applicable.

Deferred Consideration—Gold Payments

Deferred consideration—gold payments represented the present value of an obligation to pay gold to a third party into perpetuity and was measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate (Note 9). Changes in the fair value of this obligation were reported as gain on revaluation/termination of deferred consideration—gold payments in the Consolidated Statements of Operations.

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

3. Cash and Cash Equivalents

Of the total cash and cash equivalents of $89,481 and $132,101 at September 30, 2023 and December 31, 2022, $88,240 and $131,104, respectively, were held at two financial institutions. At September 30, 2023 and December 31, 2022, cash equivalents were approximately $329 and $930, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, which was $27,844 and $25,988 at September 30, 2023 and December 31, 2022, respectively. These requirements are generally satisfied by cash on hand.

4. Fair Value Measurements

The fair value of financial instruments is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs reflect assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the transparency of inputs as follows:

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and nine months ended September 30, 2023 and 2022, there were no transfers between Levels 2 and 3.

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$329	$329	$—	$—
Financial instruments owned, at fair value:
ETFs	42,382	42,382	—	—
Pass-through GSEs	24,419	—	24,419	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	4,851	4,851	—	—
Equities	5,405	5,405	—	—
Fixed income	1,893	—	1,893	—
Investments in Convertible Notes (Note 7):
Securrency, Inc.—convertible note	16,190	—	—	16,190
Securrency, Inc.—secured convertible note	12,925	—	—	12,925
Fnality International Limited—convertible note	7,453	—	—	7,453
Total	$115,847	$52,967	$26,312	$36,568
Non-recurring fair value measurements:
Securrency, Inc.—Series A convertible preferred stock(1)	$—	$—	$—	$—
Securrency, Inc.—Series B convertible preferred stock(1)	305	—	—	305
Other investments(1)	—	—	—	—
Total	$305	$—	$—	$305

_____________________________

(1) Fair value determined on September 30, 2023.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$930	$930	$—	$—
Financial instruments owned, at fair value
ETFs	23,772	23,772	—	—
U.S. treasuries	2,980	2,980	—	—
Pass-through GSEs	96,837	23,290	73,547	—
Corporate bonds	885	—	885	—
Other assets—seed capital (WisdomTree Digital Funds)	1,765	—	1,765	—
Investments in Convertible Notes (Note 7)
Securrency, Inc.—convertible note	14,500	—	—	14,500
Fnality International Limited—convertible note	6,921	—	—	6,921
Total	$148,590	$50,972	$76,197	$21,421
Non-recurring fair value measurements:
Other investments(1)	$312	$—	$—	$312
Liabilities:
Recurring fair value measurements:
Deferred consideration—gold payments (Note 9)	$200,290	$—	$—	$200,290

_____________________________

(1) Fair value determined on May 10, 2022.

Recurring Fair Value Measurements – Methodology

Cash Equivalents (Note 3) – These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.

Financial instruments owned (Note 5) – Financial instruments owned are investments in ETFs, pass-through GSEs, U.S. treasuries, equities and fixed income. ETFs, U.S. treasuries and equities are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs and fixed income includes consideration given to collateral characteristics and market assumptions related to yields, credit risk and timing of prepayments and are therefore generally classified as Level 2. Pass-through GSE positions invested in through a fund structure with a quoted market price on an exchange are generally classified as Level 1.

Fair Value Measurements classified as Level 3 – The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investments in Convertible Notes (Note 7)
Beginning balance	$30,602	$11,712	$21,421	$—
Purchases	—	—	10,000	11,863
Net unrealized gains(1)	5,966	327	5,147	176
Ending balance	$36,568	$12,039	$36,568	$12,039

Deferred Consideration (Note 9)
Beginning balance	$—	$242,767	$200,290	$228,062
Net realized losses(2)	—	4,105	6,069	13,001
Net unrealized gains(3)	—	(77,895)	(61,953)	(63,188)
Settlements	—	(4,220)	(144,406)	(13,118)
Ending balance	$—	$164,757	$—	$164,757

_____________________________

(1) Recorded in impairments and other losses, net in the Consolidated Statements of Operations.

(2) Recorded as contractual gold payments expense in the Consolidated Statements of Operations.

(3) Recorded as gain on revaluation/termination of deferred consideration—gold payments in the Consolidated Statements of Operations.

5. Financial instruments owned

These instruments consist of the following:

	September 30, 2023	December 31, 2022
Financial instruments owned
Trading securities	$66,801	$124,474
Other assets—seed capital (WisdomTree Digital Funds)	12,149	1,765
	$78,950	$126,239

The Company recognized net trading losses on financial instruments owned that were still held at the reporting dates of $1,958 and $6,010 during the three months ended September 30, 2023 and 2022, respectively, and $648 and $13,922 during the nine months ended September 30, 2023 and 2022, respectively, which were recorded in other losses, net, in the Consolidated Statements of Operations.

6. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	September 30, 2023	December 31, 2022
Debt instruments: Pass-through GSEs (amortized cost)	$237	$259

During the nine months ended September 30, 2023 and 2022, the Company received proceeds of $22 and $38, respectively, from held-to-maturity securities maturing or being called prior to maturity.

The following table summarizes unrealized losses, gains and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	September 30, 2023	December 31, 2022
Cost/amortized cost	$237	$259
Gross unrealized losses	(27)	(20)
Fair value	$210	$239

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

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to the maturity date:

	September 30, 2023	December 31, 2022
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	23	27
Due over ten years	214	232
Total	$237	$259

7. Investments

The following table sets forth the Company’s investments:

	September 30, 2023		December 31, 2022
	Carrying Value	Cost	Carrying Value	Cost

Securrency, Inc.—Series A convertible preferred stock	$—	$8,112	$8,488	$8,112
Securrency, Inc.—Series B convertible preferred stock	305	5,500	5,500	5,500
Securrency, Inc.—secured convertible note	12,925	10,000	—	—
Securrency, Inc.—convertible note	16,190	15,000	14,500	15,000
Subtotal—Securrency, Inc.	$29,420	$38,612	$28,488	$28,612
Fnality International Limited—convertible note	7,453	6,863	6,921	6,863
Other investments	—	250	312	250
Total	$36,873	$45,725	$35,721	$35,725

Securrency, Inc.

On October 19, 2023, it was announced that Securrency, Inc. (“Securrency”) entered into an agreement to be acquired by an unrelated third party, which will result in the Company’s exit from this investment. The Company used the market approach to mark its investment in Securrency to the estimated realizable value, which resulted in a net impairment charge of $2,391 recognized during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company recognized a net impairment charge on its investment in Securrency totaling $7,291 and additional losses of $1,777, recorded in other losses, net.

Fnality International Limited

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

The note is convertible into equity shares in the event of a future qualified equity financing of Fnality. The note will convert at a conversion price equal to the lower of (i) a discount of 20% to the lowest price paid per equity share issued pursuant to such future financing round and (ii) an amount paid per share subject to a pre-money valuation cap. Mandatory conversion may occur on or after the maturity date or, if earlier, in the event a future financing round has not been completed within a specified time from an initial closing of such financing round (“Long Stop Date”), upon the approval of holders of at least 75% of the outstanding notes. The note is also convertible, at the option of the Company, following the earlier of the maturity date or such Long Stop Date.

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

The note is accounted for at fair value. Fair value is determined by the Company using the PWERM and is also remeasured for changes in the British pound and U.S. dollar exchange rate. During the three and nine months ended September 30, 2023, the Company recognized a loss of ($426) and a gain of $532, respectively, when remeasuring the notes to fair value.

The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

	September 30, 2023	December 31, 2022
Conversion of note upon a future financing round	95%	85%
Redemption of note upon a change of control	0%	10%
Default	5%	5%
Time to potential outcome (in years)	0.25	0.25

Other Investments

During the three and nine months ended September 30, 2023, the Company recognized an impairment of $312 on its other investments.

8. Fixed Assets, net

The following table summarizes fixed assets:

	September 30, 2023	December 31, 2022
Equipment	$1,058	$962
Less: accumulated depreciation	(601)	(418)
Total	$457	$544

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

On May 10, 2023, the Company terminated its contractual gold payments obligation for aggregate consideration totaling $136,903 pursuant to a Sale, Purchase and Assignment Deed (the “SPA Agreement”) with WisdomTree International Holdings Ltd, Electra Target HoldCo Limited, ETFS Capital, WGC, GBH, GT and RIL. Under the terms of the transaction, GBH received approximately $4,371 in cash and 13,087 shares of Series C Non-Voting Convertible Preferred Stock of the Company, $0.01 par value per share convertible into 13,087,000 shares of the Company’s common stock, and RIL received approximately $45,634 in cash.

The Company determined the present value of the deferred consideration—gold payments of $0 and $200,290 at September 30, 2023 and December 31, 2022 using the following assumptions:

	September 30, 2023	December 31, 2022
Forward-looking gold price (low)—per ounce	n/a	$1,858
Forward-looking gold price (high)—per ounce	n/a	$3,126
Forward-looking gold price (weighted average)—per ounce	n/a	$2,237
Discount rate	n/a	11.0%
Perpetual growth rate	n/a	1.3%

During the three and nine months ended September 30, 2023 and 2022, the Company recognized the following in respect of deferred consideration—gold payments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Contractual gold payments	$—	$4,105	$6,069	$13,001
Contractual gold payments—gold ounces paid	—	2,375	3,167	7,125
Gain on revaluation/termination of deferred consideration—gold payments	$—	$77,895	$61,953	$63,188

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

In connection with the issuance of the 2023 Notes, the Company repurchased $115,000 in aggregate principal amount of the 2020 Notes. As a result of this repurchase, the Company recognized a loss on extinguishment of approximately $9,721 during the nine months ended September 30, 2023. The remainder of the 2020 Notes matured on June 15, 2023 and were settled for $59,955 in cash and 1,037,288 shares of common stock, as the conversion option was in the money.

After the repurchase and maturity of the 2020 Notes and the issuance of the 2023 Notes (and together with the 2021 Notes, the “Convertible Notes”), the Company had $280,000 in aggregate principal amount of Convertible Notes outstanding.

Key terms of the Convertible Notes are as follows:

	2023 Notes	2021 Notes
Principal outstanding	$130,000	$150,000
Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2028	June 15, 2026
Interest rate	5.75%	3.25%
Conversion price	$9.54	$11.04
Conversion rate	104.8658	90.5797
Redemption price	$12.40	$14.35
●	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2023 Notes (beginning on August 15, 2023) and on June 15 and December 15 of each year for the 2021 Notes.
●	Conversion price: Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
●	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2028 and March 15, 2026 for the 2023 Notes and 2021 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2028 and March 15, 2026 in respect of the 2023 Notes and the 2021 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

●	Cash settlement of principal amount: Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At its election, the Company will also settle its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.
●	Redemption price: The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2025 and June 20, 2023 in respect of the 2023 Notes and the 2021 Notes, respectively, and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
●	Limited investor put rights: Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
●	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 167.7853 shares and 144.9275 shares of the Company’s common stock per $1,000 principal amount of the 2023 Notes and the 2021 Notes, respectively (the equivalent of 43,551,214 shares of the Company’s common stock), subject to adjustment.
●	Seniority and Security: The Convertible Notes rank equal in right of payment, and are the Company’s senior unsecured obligations, but are subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Series A Non-Voting Convertible Preferred Stock (Note 11).

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

The following table provides a summary of the Convertible Notes at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	2023 Notes	2021 Notes	Total	2021 Notes	2020 Notes	Total
Principal amount	$130,000	$150,000	$280,000	$150,000	$175,000	$325,000
Plus: Premium	—	—	—	—	250	250
Gross proceeds	130,000	150,000	280,000	150,000	175,250	325,250
Less: Unamortized issuance costs	(3,147)	(2,339)	(5,486)	(2,981)	(1,053)	(4,034)
Carrying amount	126,853	$147,661	$274,514	$147,019	$174,197	$321,216
Effective interest rate(1)	6.25%	3.83%	4.96%	3.83%	5.26%	4.60%

_____________________________

(1) Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes was $3,461 and $11,484 during the three and nine months ended September 30, 2023 and $3,734 and $11,199, respectively, during the comparable periods in 2022. Interest payable of $2,391 and $621 at September 30, 2023 and December 31, 2022, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $282,486 and $320,513 at September 30, 2023 and December 31, 2022, respectively. The if-converted value of the Convertible Notes did not exceed the principal amount at September 30, 2023 and December 31, 2022.

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

The following is a summary of the Series A Preferred Stock balance:

	September 30, 2023	December 31, 2022
Issuance of Series A Preferred Stock	$132,750	$132,750
Less: Issuance costs	(181)	(181)
Series A Preferred Stock—carrying value	$132,569	$132,569
Cash dividends declared per share (quarterly)	$0.03	$0.03

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

Any such redemption will be at a price per Series A Preferred Stock equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Series A Preferred Stock was $105,090 and $77,969 at September 30, 2023 and December 31, 2022, respectively.

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

Each share of Series C Preferred Stock is convertible only in connection with the sale of all or any portion of the Company’s common stock on an arms-length basis to a bona fide third-party purchaser, pursuant to (i) an effective registration statement under the Securities Act of 1933, as amended (“Securities Act”) or (ii) an exemption from registration under the Securities Act, provided any such sale is conditioned on the terms set forth in the Investor Rights Agreement, dated May 10, 2023, between the Company and GBH.

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

The following table provides additional information regarding the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Lease cost
Operating lease cost	$324	$316	$963	$648
Short-term lease cost	70	296	191	856
Total lease cost	$394	$612	$1,154	$1,504
Other information
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$301	$296	$955	$644
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	0.7	1.5	0.7	1.5
Weighted-average discount rate—operating leases	6.0%	6.3%	6.0%	6.3%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at September 30, 2023 with respect to the Company’s operating lease liabilities:

Remainder of 2023	$328
2024	577
2025 and thereafter	—
Total future minimum lease payments (undiscounted)	$905

The following table reconciles the future minimum lease payments (disclosed above) at September 30, 2023 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$889
Difference between undiscounted and discounted cash flows	16
Total future minimum lease payments (undiscounted)	$905

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

In March 2022, WMAI and WTUK were served with a writ of summons to appear before the Court of Turin and two writs of summons to appear before the Court of Milan by additional investors seeking damages. These writs also were served on the intermediary brokers for the respective claimants, with the claimants alleging joint and several liability of WMAI, WTUK and such intermediary brokers. In July 2023, the Court of Milan ruled in favor of WMAI and WTUK in respect of one of these claims.

Total damages sought by all investors related to these claims are approximately €15,200 ($16,723) at September 30, 2023.

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €8,400 ($8,891) resulting from the closure of 3OIL. The claim is in its preliminary stages and a writ of summons has not been served.

The Company is currently assessing these claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at September 30, 2023 and December 31, 2022.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	September 30, 2023	December 31, 2022
Carrying Amount—Assets (Securrency):
Preferred stock—Securrency Series A Shares	$—	$8,488
Preferred stock—Securrency Series B Shares	305	5,500
Secured convertible note	12,925	—
Convertible note	16,190	14,500
Subtotal—Securrency	$29,420	$28,488
Carrying Amount—Assets (Fnality):
Convertible note	7,453	6,921
Carrying Amount—Assets (Other investments):	—	312
Total (Note 7)	$36,873	$35,721
Maximum exposure to loss	$36,873	$35,721

15. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers:
Advisory fees	$86,598	$70,616	$246,239	$222,719
Other	3,825	1,798	11,952	5,316
Total operating revenues	$90,423	$72,414	$258,191	$228,035

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

There are no contract assets or liabilities that arise in connection with the recognition of advisory fee revenues. In addition, there are no costs incurred to obtain or fulfill the contracts with customers, all of which are investment advisory agreements with related parties.

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

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers:
United States	$57,988	$45,263	$160,477	$137,299
Jersey	28,196	23,702	86,407	80,111
Ireland	4,239	3,449	11,307	10,625
Total operating revenues	$90,423	$72,414	$258,191	$228,035

16. Related Party Transactions

Investment Advisory Agreements

The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. WisdomTree ETFs, WisdomTree Digital Funds and WisdomTree UCITS ETFs. The Boards of Trustees and Boards of Directors (including certain officers of the Company) of the related parties are primarily responsible for overseeing the management and affairs of the entities for the benefit of their stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses, which are included in fund management and administration in the Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ and the Digital Funds’ average daily net assets. A majority of the independent members of the respective Board of Trustees are required to initially and annually (after the first two years) approve the advisory agreements of the U.S. WisdomTree ETFs and the Digital Funds and these agreements may be terminated by such Board of Trustees upon notice.

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Receivable from WTT	$19,123	$16,399
Receivable from ManJer Issuers	9,024	4,485
Receivable from WMAI and WTICAV	4,168	3,255
Total	$32,315	$24,139

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advisory services provided to WTT	$57,656	$45,112	$159,595	$136,852
Advisory services provided to ManJer Issuers	24,703	22,055	75,337	75,242
Advisory services provided to WMAI and WTICAV	4,239	3,449	11,307	10,625
Total	$86,598	$70,616	$246,239	$222,719

Investments in WisdomTree Products

The Company also has investments in certain WisdomTree products of approximately $54,259 and $25,283 at September 30, 2023 and December 31, 2022, respectively. This includes $12,149 and $1,765, respectively, of investments in certain consolidated affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital.” Net unrealized and realized (losses)/gains related to trading WisdomTree products were ($591) and $250, respectively, during the three and nine months ended September 30, 2023 and ($489) and ($1,608), respectively, during the comparable periods in 2022. Such gains and losses are recorded in other gains and losses, net on the Consolidated Statements of Operations.

Deferred Consideration—Gold Payments – Termination

On May 10, 2023, the Company terminated its contractual gold payments obligation to ETFS Capital, which included the payment of $45,634 to an entity controlled by GT, a stockholder of the Company. See Note 9 for additional information.

17. Stock-Based Awards

On July 15, 2022, the Company’s stockholders approved the 2022 Equity Plan under which the Company may issue up to 16,000,000 shares of common stock (less one share for every share granted under the 2016 Equity Plan after March 31, 2022 and inclusive of shares available under the 2016 Equity Plan as of March 31, 2022) in the form of stock options and other stock-based awards.

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

The number of PRSUs vesting ranges from 0% to 200% of the target number of PRSUs granted, as follows:

●      If the relative TSR is below the 25th percentile, then 0% of the target number of PRSUs granted will vest;

●      If the relative TSR is at the 25th percentile, then 50% of the target number of PRSUs granted will vest;

●      If the relative TSR is above the 25th percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50th percentile and capped at 200% of the target number of PRSUs granted for performance at the 85th percentile; and

●      If the Company’s TSR is negative, the target number of PRSUs vesting is capped at 100% regardless of the relative TSR percentile.

Stock-based compensation expense was $3,916 and $12,422, respectively during the three and nine months ended September 30, 2023 and $2,454 and $7,822, respectively, during the comparable periods in 2022.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2023
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$23,197	1.17

A summary of stock-based compensation award activity (shares) during the three months ended September 30, 2023 is as follows:

	RSA	RSU		PRSU
Balance at July 1, 2023	5,099,128	227,634		1,136,315
Granted	11,828	—		—
Vested	(55,320)	—		—
Forfeited	(14,622)	—		—
Stock dividends	—	2,113		32,197
Balance at September 30, 2023	5,041,014	229,747	(1)	1,168,512

_____________________________

(1) Includes 77,774 deferred RSUs that have vested.

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

19. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings per Share	2023	2022	2023	2022

Net income	$12,984	$81,229	$83,469	$78,973
Less: Income distributed to participating securities	(889)	(546)	(1,884)	(1,644)
Less: Undistributed income allocable to participating securities	(1,309)	(8,583)	(9,619)	(7,268)
Net income available to common stockholders—Basic EPS	$10,786	$72,100	$71,966	$70,061
Weighted average common shares (in thousands)	145,284	143,120	144,505	142,984
Basic earnings per share	$0.07	$0.50	$0.50	$0.49

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted Earnings per Share	2023	2022	2023	2022
Net income available to common stockholders	$10,786	$72,100	$71,966	$70,061
Add back: Undistributed income allocable to participating securities	1,309	8,583	9,619	7,268
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(1,286)	(8,568)	(9,446)	(7,257)
Net income available to common stockholders—Diluted EPS	$10,809	$72,115	$72,139	$70,072
Weighted Average Diluted Shares (in thousands):
Weighted average common shares	145,284	143,120	144,505	142,984
Dilutive effect of common stock equivalents, excluding participating securities	3,148	287	3,067	261
Weighted average diluted shares, excluding participating securities (in thousands)	148,432	143,407	147,572	143,245
Diluted earnings per share	$0.07	$0.50	$0.49	$0.49

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. There were no antidilutive non-participating common stock equivalents for the three months ended September 30, 2023. Total antidilutive non-participating common stock equivalents were 2 for the nine months ended September 30, 2023 and 483 and 410, respectively, during the comparable periods in 2022 (shares herein are reported in thousands).

There were 627 potential common shares associated with the conversion options embedded in the 2020 Notes included in weighted average diluted shares for the nine months ended September 30, 2023. Potential common shares associated with the conversion option embedded in the 2021 Notes and 2023 Notes were excluded from the computation for the three and nine months ended September 30, 2023 and 2022, as the Company’s average stock price during those respective periods was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2023	2022	2023	2022
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	177,140	158,953	169,997	158,741
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock (Note 11)	(14,750)	(14,750)	(14,750)	(14,750)
Weighted average shares of common stock issuable upon conversion of the Series C Preferred Stock (Note 11)	(13,087)	—	(6,903)	—
Potentially dilutive restricted stock awards	(871)	(796)	(772)	(746)
Weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above	148,432	143,407	147,572	143,245

20. Income Taxes

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2023

The Company’s effective income tax rate during the three months ended September 30, 2023 was 31.0%, resulting in income tax expense of $5,836. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to an increase in the deferred tax asset valuation allowance on losses recognized on the Company’s investments and non-deductible executive compensation.

The Company’s effective income tax rate during the nine months ended September 30, 2023 was 11.4%, resulting in income tax expense of $10,774. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a non-taxable gain on revaluation/termination of deferred consideration—gold payments, a $1,353 reduction in unrecognized tax benefits (including interest and penalties) and a lower tax rate on foreign earnings. These items were partly offset by a non-deductible loss on extinguishment of our convertible notes, an increase in the deferred tax asset valuation allowance on losses recognized on our investments and non-deductible executive compensation.

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

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Deferred tax assets:
Capital losses	$19,083	$17,541
Accrued expenses	4,447	6,030
Unrealized losses	4,303	3,821
Stock-based compensation	1,849	1,526
NOLs—Foreign	1,482	1,609
Goodwill and intangible assets	943	1,085
Interest carryforwards	455	—
Foreign currency translation adjustment	435	173
Operating lease liabilities	151	313
NOLs—U.S.	127	255
Outside basis differences	122	122
Other	382	341
Total deferred tax assets	33,779	32,816
Deferred tax liabilities:
Fixed assets and prepaid assets	409	278
Unremitted earnings—European subsidiaries	203	205
Right of use assets—operating leases	151	313
Total deferred tax liabilities:	763	796
Total deferred tax assets less deferred tax liabilities	33,016	32,020
Less: Valuation allowance	(23,508)	(21,484)
Deferred tax assets, net	$9,508	$10,536

Capital Losses – U.S.

The Company’s tax effected capital losses at September 30, 2023 were $19,083. These capital losses expire between the years 2023 and 2028.

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,482 at September 30, 2023.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses, unrealized losses and outside basis differences, as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of September 30, 2023, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2018.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30 Income Taxes provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $203 and $205 at September 30, 2023 and December 31, 2022, respectively.

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

The Company repurchased 4,566 and 635,653 shares of its common stock under this program during the three and nine months ended September 30, 2023, and 4,567 and 593,261 during the comparable periods in 2022. The aggregate cost of the shares repurchased during the three and nine months ended September 30, 2023 was $30 and $3,570, respectively, and the aggregate cost of the shares repurchased during the comparable periods in 2022 was $24 and $3,418, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of September 30, 2023, $96,406 remained under this program for future purchases.

22. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

	Total
Balance at January 1, 2023	$85,856
Changes	985	(1)
Balance at September 30, 2023	$86,841

_____________________________

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

Of the total goodwill of $86,841 at September 30, 2023, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at September 30, 2023
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Software development	3,939	(405)	3,534
Balance at September 30, 2023	$605,186	$(405)	$604,781
	Balance at December 31, 2022
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Software development	2,370	(50)	2,320
Balance at December 31, 2022	$603,617	$(50)	$603,567

ETFS Acquisition (Indefinite-Lived)

In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. During the three and nine months ended September 30, 2023, the Company recognized amortization expense on internally-developed software of $249 and $355, respectively.

As of September 30, 2023, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remainder of 2023	$300
2024	1,265
2025	1,262
2026	656
2027	51
2028 and thereafter	—
Total expected amortization expense	$3,534

The weighted-average remaining useful life of the finite-lived intangible assets is 2.7 years.

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

A gain of $0 and $1,477 was recognized during the three and nine months ended September 30, 2023, respectively, from remeasuring the contingent payment to its realizable value. This gain was recorded in other losses, net.

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

Executive Summary

We are a global financial innovator, offering a well-diversified suite of ETPs, models, solutions and products leveraging blockchain-enabled technology. We empower investors and consumers to shape their future and support financial professionals to better serve their clients and grow their businesses. We are leveraging the latest financial infrastructure to create products that provide access, transparency and an enhanced user experience. Building on our heritage of innovation, we are also developing and have launched next-generation digital products, services and structures, including WisdomTree Digital Funds and tokenized assets, as well as our blockchain-native digital wallet, WisdomTree Prime™.

We have approximately $93.7 billion in AUM as of September 30, 2023. Our family of ETPs includes products that provide exposure to equities, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency strategies. We have launched many first-to-market products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. We believe technology is altering the way financial advisors conduct business and through our Advisor Solutions program we offer technology-enabled and research-driven solutions including portfolio construction, asset allocation, practice management services and digital tools to help financial advisors address technology challenges and grow and scale their businesses.

We are at the forefront of innovation and believe that tokenization and leveraging the utility of blockchain technology is the next evolution in financial services. We are building the foundation that will allow us to lead in this coming evolution. WisdomTree Prime™, our blockchain-native digital wallet, positions us to expand our blockchain-enabled financial product and services offerings with a new direct-to-consumer channel where spending, saving and investing are united. As we continue to pursue our digital assets strategy, we are embracing a concept we refer to as “responsible DeFi,” which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space. We believe that our expansion into digital assets and blockchain-enabled finance will complement our existing core competencies in a holistic manner, diversify our revenue streams and contribute to our growth.

We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc., were renamed WisdomTree Investments, Inc. on September 6, 2005, and ultimately renamed WisdomTree, Inc. on November 7, 2022.

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equities, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency. The chart below sets forth the asset mix of our ETPs at September 30, 2023, June 30, 2023 and September 30, 2022:

Market Environment

Global equities posted a negative return during the third quarter of 2023 after generating strong gains in the first half of the year. Government bonds also declined in the quarter, with yields rising. Expectations that the Federal Reserve would soon be pivoting to lowering interest rates did not materialize, leading to an end to bullish sentiment and a general market selloff. The energy sector was the best performer during the quarter, attributable to a rise in oil prices.

The S&P 500, MSCI EAFE Index (local currency), MSCI EMU Index (local currency) and MSCI Emerging Markets Index (U.S. dollar) decreased by 3.3%, 1.2%, 4.3% and 2.8%, respectively, during the quarter. In addition, the Japanese equities markets appreciated with the MSCI Japan Index increasing 1.7% in local currency terms for the quarter. Gold prices decreased by 2.2%. The U.S. dollar strengthened 2.8%, 3.2% and 3.1% versus the euro, British pound and Japanese yen, respectively.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows were $110.4 billion for the three months ended September 30, 2023. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were $34.0 billion for the three months ended September 30, 2023. Equity and fixed income gathered the majority of those flows.

Source: Morningstar

37

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $65.9 billion at June 30, 2023 to $68.0 billion at September 30, 2023 due to net inflows, partly offset by market depreciation.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, decreased from $27.8 billion at June 30, 2023 to $25.7 billion at September 30, 2023, due to net outflows and market depreciation.

39

Consolidated Operating Results

The following table sets forth our revenues and net income/(loss) for the most recent five quarters.

●	Revenues – Total revenues increased 24.9% from the three months ended September 30, 2022 to $90.4 million in the comparable period in 2023 primarily due to higher average AUM.
●	Expenses – Total operating expenses increased 10.7% from the three months ended September 30, 2022 to $63.7 million in the comparable period in 2023 primarily due to higher stock-based compensation and headcount, fund management and administration costs, professional fees, third-party distribution fees, marketing expenses and sales and business development expenses. These increases were partly offset by the termination of our deferred consideration—gold payments obligation.
●	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, gains on revaluation/termination of deferred consideration–gold payments, impairments and other losses and gains. Further information is provided herein.
●	Net income/(loss) – We reported net income of $13.0 million and $81.2 million during the three months ended September 30, 2023 and 2022, respectively.

Guidance Update for the Year Ending December 31, 2023

Compensation Expense

Our compensation expense for the year ending December 31, 2023 is currently estimated to range from $104.0 million to $110.0 million (unchanged from our guidance provided last quarter). This range considers variability in incentive compensation, with drivers including the magnitude of our flows, our share price performance in relation to our peers as well as revenue, operating income and operating margin performance. Given our performance to date, we anticipate our compensation expense to be near the high-end of our guidance range.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the nine months ended September 30, 2023, our discretionary spending was $43.4 million. We currently estimate our discretionary spending for the year ending December 31, 2023 to be near the high-end of our guidance range of $56.0 million to $59.0 million (unchanged from our guidance range provided last quarter).

Not included in the guidance above are potential non-recurring expenses in response to an activist campaign, including $5.9 million incurred during the nine months ended September 30, 2023.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 79.6% during the nine months ended September 30, 2023. Our gross margin guidance for the year ending December 31, 2023 is estimated to be 79% to 80% (previously 79%) which we believe should be sustainable at current AUM levels.

Contractual Gold Payments

Our contractual gold payments expense of $6.1 million during the nine months ended September 30, 2023 will be zero going forward as our obligation to make continuing contractual gold payments was terminated in May 2023.

Third-Party Distribution Fees

We currently estimate third-party distribution fees to range from $9.0 million to $10.0 million (previously $8.0 million to $9.0 million) driven largely by AUM growth we are experiencing in Latin America.

Interest Expense

Our interest expense for the year ending December 31, 2023 is currently estimated to be $15.0 million (unchanged from our guidance provided last quarter).

Interest Income

Our interest income for the year ending December 31, 2023 is currently estimated to be approximately $3.5 million to $4.0 million (previously $3.0 million) taking into consideration the magnitude of our investments and higher interest rates.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be 24% (unchanged from our guidance provided last quarter) taking into consideration the current distribution of profits among our U.S. and European businesses.

This normalized effective tax rate excludes items that are non-recurring and not core to our operating business including but not limited to the impact of any revaluation on deferred consideration—gold payments previously recognized, the loss on extinguishment of convertible notes, remeasurement of contingent consideration from the sale of our former Canadian ETF business, gains and losses on financial instruments owned and investments, valuation allowances on capital losses, reductions in unrecognized tax benefits and any stock-based compensation windfalls or shortfalls.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2023	2022

GLOBAL ETPs (in millions)
Beginning of period assets	$93,666	$90,740	$74,302	$81,993	$77,479
Inflows	1,983	2,327	1,747	10,651	6,918
Market (depreciation)/appreciation	(1,907)	599	(5,171)	1,098	(13,515)
Fund closures	(7)	—	—	(7)	(4)
End of period assets	$93,735	$93,666	$70,878	$93,735	$70,878
Average assets during the period	$95,743	$91,578	$74,677	$91,609	$76,742
Average ETP advisory fee during the period	0.36%	0.36%	0.38%	0.36%	0.39%
Revenue days	92	91	92	273	273
Number of ETPs—end of period	353	353	347	353	347

U.S. LISTED ETFs (in millions)
Beginning of period assets	$65,903	$61,283	$47,255	$55,973	$48,210
Inflows	3,601	3,249	3,812	10,862	10,340
Market (depreciation)/appreciation	(1,486)	1,371	(3,024)	1,183	(10,507)
End of period assets	$68,018	$65,903	$48,043	$68,018	$48,043
Average assets during the period	$68,008	$62,712	$49,466	$63,383	$48,412
Number of ETFs – end of the period	80	80	78	80	78

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$27,763	$29,457	$27,047	$26,020	$29,269
Outflows	(1,618)	(922)	(2,065)	(211)	(3,422)
Market depreciation	(421)	(772)	(2,147)	(85)	(3,008)
Fund closures	(7)	—	—	(7)	(4)
End of period assets	$25,717	$27,763	$22,835	$25,717	$22,835
Average assets during the period	$27,735	$28,866	$25,211	$28,226	$28,330
Number of ETPs—end of period	273	273	269	273	269

PRODUCT CATEGORIES (in millions)

U.S. Equity
Beginning of period assets	$26,001	$24,534	$21,058	$24,112	$23,860
Inflows	864	414	1,239	1,129	2,324
Market (depreciation)/appreciation	(1,222)	1,053	(1,345)	402	(5,232)
End of period assets	$25,643	$26,001	$20,952	$25,643	$20,952
Average assets during the period	$26,502	$24,732	$22,534	$25,321	$22,677

Fixed Income
Beginning of period assets	$20,204	$18,696	$9,178	$15,259	$4,321
Inflows	1,675	1,472	2,628	6,663	7,923
Market (depreciation)/appreciation	(82)	36	(123)	(125)	(561)
End of period assets	$21,797	$20,204	$11,683	$21,797	$11,683
Average assets during the period	$20,955	$19,173	$10,065	$19,097	$7,380

Commodity & Currency
Beginning of period assets	$22,384	$24,924	$23,624	$22,097	$24,599
Outflows	(1,815)	(1,513)	(2,179)	(1,325)	(3,707)
Market depreciation	(103)	(1,027)	(1,884)	(306)	(1,331)
End of period assets	$20,466	$22,384	$19,561	$20,466	$19,561
Average assets during the period	$22,278	$24,033	$21,625	$23,372	$24,427

International Developed Market Equity
Beginning of period assets	$13,423	$11,433	$9,968	$10,195	$11,894
Inflows/(outflows)	798	1,592	(115)	2,840	61
Market (depreciation)/appreciation	(319)	398	(670)	867	(2,772)
End of period assets	$13,902	$13,423	$9,183	$13,902	$9,183
Average assets during the period	$13,873	$12,276	$10,032	$12,343	$10,757

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2023	2022
Emerging Market Equity
Beginning of period assets	$9,191	$8,811	$8,386	$8,116	$10,375
Inflows	451	329	114	1,266	80
Market (depreciation)/appreciation	(73)	51	(1,005)	187	(2,960)
End of period assets	$9,569	$9,191	$7,495	$9,569	$7,495
Average assets during the period	$9,652	$8,998	$8,329	$9,105	$9,200

Leveraged & Inverse
Beginning of period assets	$1,864	$1,785	$1,618	$1,754	$1,775
(Outflows)/inflows	(1)	12	45	54	133
Market (depreciation)/appreciation	(82)	67	(140)	(27)	(385)
End of period assets	$1,781	$1,864	$1,523	$1,781	$1,523
Average assets during the period	$1,894	$1,798	$1,589	$1,816	$1,728

Alternatives
Beginning of period assets	$340	$306	$305	$310	$261
Inflows	5	22	16	9	79
Market (depreciation)/appreciation	(11)	12	(15)	15	(34)
End of period assets	$334	$340	$306	$334	$306
Average assets during the period	$342	$320	$313	$323	$296

Cryptocurrency
Beginning of period assets	$248	$239	$151	$136	$357
Inflows/(outflows)	10	(1)	—	22	40
Market (depreciation)/appreciation	(15)	10	12	85	(234)
End of period assets	$243	$248	$163	$243	$163
Average assets during the period	$238	$236	$178	$221	$256

Closed ETPs
Beginning of period assets	$11	$12	$14	$14	$37
Outflows	(4)	—	(1)	(7)	(15)
Market depreciation	—	(1)	(1)	—	(6)
Fund closures	(7)	—	—	(7)	(4)
End of period assets	$—	$11	$12	$—	$12
Average assets during the period	$9	$12	$12	$11	$21
Headcount:	299	291	274	299	274

Note: Previously issued statistics may be restated due to fund closures and trade adjustments

Source: WisdomTree

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Selected Operating and Financial Information

	Three Months Ended
	September 30,			Percent
	2023	2022	Change	Change
AUM (in millions)
Average AUM	$95,743	$74,677	$21,066	28.2%
Operating Revenues (in thousands)
Advisory fees	$86,598	$70,616	$15,982	22.6%
Other income	3,825	1,798	2,027	112.7%
Total operating revenues	$90,423	$72,414	$18,009	24.9%

Operating Revenues

Advisory fees

Advisory fee revenues increased 22.6% from $70.6 million during the three months ended September 30, 2022 to $86.6 million in the comparable period in 2023 due to higher average AUM, partially offset by a lower average advisory fee. Our average advisory fee was 0.36% during the three months ended September 30, 2023 and 0.38% during the comparable period in 2022.

Other income

Other income increased 112.7% from $1.8 million during the three months ended September 30, 2022 to $3.8 million in the comparable period in 2023 primarily due to large flows from some of our European products.

Operating Expenses

	Three Months Ended
	September 30,			Percent
(in thousands)	2023	2022	Change	Change
Compensation and benefits	$27,955	$23,714	$4,241	17.9%
Fund management and administration	18,023	16,285	1,738	10.7%
Marketing and advertising	3,833	3,145	688	21.9%
Sales and business development	3,383	2,724	659	24.2%
Contractual gold payments	—	4,105	(4,105)	n/a
Professional fees	3,719	2,367	1,352	57.1%
Occupancy, communications and equipment	1,203	986	217	22.0%
Depreciation and amortization	307	58	249	429.3%
Third-party distribution fees	2,694	1,833	861	47.0%
Other	2,601	2,324	277	11.9%
Total operating expenses	$63,718	$57,541	$6,177	10.7%

	Three Months Ended September 30,
As a Percent of Revenues:	2023	2022
Compensation and benefits	31.0%	32.7%
Fund management and administration	20.0%	22.5%
Marketing and advertising	4.2%	4.3%
Sales and business development	3.7%	3.8%
Contractual gold payments	0.0%	5.7%
Professional fees	4.1%	3.3%
Occupancy, communications and equipment	1.3%	1.4%
Depreciation and amortization	0.3%	0.1%
Third-party distribution fees	3.0%	2.5%
Other	2.9%	3.2%
Total operating expenses	70.5%	79.5%

Compensation and benefits

Compensation and benefits expense increased 17.9% from $23.7 million during the three months ended September 30, 2022 to $28.0 million in the comparable period in 2023 due to higher incentive and stock-based compensation expense, as well as increased headcount. Headcount was 274 and 299 at September 30, 2022 and 2023, respectively.

Fund management and administration

Fund management and administration expense increased 10.7% from $16.3 million during the three months ended September 30, 2022 to $18.0 million in the comparable period in 2023 primarily due to higher average AUM, product launches and inflows. We had 78 U.S. listed ETFs and 269 European listed ETPs at September 30, 2022 compared to 80 U.S. listed ETFs and 273 European listed ETPs at September 30, 2023.

Marketing and advertising

Marketing and advertising expense increased 21.9% from $3.1 million during the three months ended September 30, 2022 to $3.8 million in the comparable period in 2023 primarily due to higher spending related to our U.S. listed products.

Sales and business development

Sales and business development expense increased 24.2% from $2.7 million during the three months ended September 30, 2022 to $3.4 million in the comparable period in 2023 primarily resulting from increases in travel and events spending, as well as higher spending on sales tools and data.

Contractual gold payments

Contractual gold payments expense decreased from $4.1 million during the three months ended September 30, 2022 to $0.0 million in the comparable period in 2023 due to the termination of our deferred consideration—gold payments obligation on May 10, 2023. See Note 9 to our Consolidated Financial Statements for additional information.

Professional fees

Professional fees increased 57.1% from $2.4 million during the three months ended September 30, 2022 to $3.7 million in the comparable period in 2023 primarily due to higher expenses related to our digital assets initiative.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the three months ended September 30, 2022.

Depreciation and amortization

Depreciation and amortization expense increased 429.3% from $0.1 million during the three months ended September 30, 2022 to $0.3 million in the comparable period in 2023 due to amortization of software development costs.

Third-party distribution fees

Third-party distribution fees increased 47.0% from $1.8 million during the three months ended September 30, 2022 to $2.7 million in the comparable period in 2023 primarily due to AUM growth we are experiencing in Latin America.

Other

Other expenses were essentially unchanged from the three months ended September 30, 2022.

Other Income/(Expenses)

	Three Months Ended September 30,			Percent
(in thousands)	2023	2022	Change	Change
Interest expense	$(3,461)	$(3,734)	$273	(7.3%	)
Gain on revaluation/termination of deferred consideration—gold payments	—	77,895	(77,895)	n/a
Interest income	791	811	(20)	(2.5%	)
Impairments	(2,703)	—	(2,703)	n/a
Other losses, net	(2,512)	(5,289)	2,777	(52.5%	)
Total other income/(expenses), net	$(7,885)	$69,683	$(77,568)	(111.3%	)
	Three Months Ended September 30,
As a Percent of Revenues:	2023		2022
Interest expense	(3.8%)		(5.2%)
Gain on revaluation/termination of deferred consideration—gold payments	n/	a	107.6%
Interest income	0.9%		1.1%
Impairments	(3.0%)		0.0%
Other losses, net	(2.8%)		(7.3%)
Total other income/(expenses), net	(8.7%)		96.2%

Interest expense

Interest expense decreased 7.3% from $3.7 million during the three months ended September 30, 2022 to $3.5 million in the comparable period in 2023 due to a lower level of debt outstanding. Our effective interest rate during the three months ended September 30, 2022 and 2023 was 4.6% and 5.0%, respectively.

Interest income

Interest income was essentially unchanged from the three months ended September 30, 2022.

Impairments

During the three months ended September 30, 2023, we recognized a non-cash impairment charge of $2.7 million, primarily related to our investment in Securrency, Inc., as we marked our investment to its estimated realizable value in connection with Securrency entering into an agreement to be acquired by an unrelated third party.

Other losses, net

Other losses, net was $5.3 million and $2.5 million during the three months ended September 30, 2022 and 2023, respectively. This quarter includes losses on our financial instruments of $2.0 million and other losses on our investments of $0.4 million. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate during the three months ended September 30, 2023 was 31.0%, resulting in income tax expense of $5.8 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to an increase in the deferred tax asset valuation allowance on losses recognized on the Company's investments and non-deductible executive compensation.

Our effective income tax rate during the three months ended September 30, 2022 of 3.9% resulted in an income tax expense of $3.3 million. Our effective tax rate differs from the federal statutory rate of 21% primarily due to a non-taxable gain on revaluation of deferred consideration. This was partly offset by an increase in the deferred tax asset valuation allowance on losses recognized on financial instruments owned.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Selected Operating and Financial Information

	Nine Months Ended
	September 30,			Percent
	2023	2022	Change	Change
AUM (in millions)
Average AUM	$91,609	$76,742	$14,867	19.4%
Operating Revenues (in thousands)
Advisory fees	$246,239	$222,719	$23,520	10.6%
Other income	11,952	5,316	6,636	124.8%
Total operating revenues	$258,191	$228,035	$30,156	13.2%

Operating Revenues

Advisory fees

Advisory fee revenues increased 10.6% from $222.7 million during the nine months ended September 30, 2022 to $246.2 million in the comparable period in 2023 due to higher average AUM, partially offset by a lower average advisory fee. Our average advisory fee was 0.39% during the nine months ended September 30, 2022 and 0.36% during the comparable period in 2023.

Other income

Other income increased 124.8% from $5.3 million during the nine months ended September 30, 2022 to $12.0 million in the comparable period in 2023 primarily due to large flows from some of our European products.

Operating Expenses

	Nine Months Ended
	September 30,			Percent
(in thousands)	2023	2022	Change	Change
Compensation and benefits	$81,672	$73,066	$8,606	11.8%
Fund management and administration	52,903	47,855	5,048	10.5%
Marketing and advertising	12,305	11,062	1,243	11.2%
Sales and business development	9,703	8,464	1,239	14.6%
Contractual gold payments	6,069	13,001	(6,932)	(53.3% )
Professional fees	15,768	11,134	4,634	41.6%
Occupancy, communications and equipment	3,476	2,788	688	24.7%
Depreciation and amortization	537	158	379	239.9%
Third-party distribution fees	6,828	5,863	965	16.5%
Other	7,473	6,278	1,195	19.0%
Total operating expenses	$196,734	$179,669	$17,065	9.5%

	Nine Months Ended September 30,
As a Percent of Revenues:	2023	2022
Compensation and benefits	31.6%	31.9%
Fund management and administration	20.5%	21.0%
Marketing and advertising	4.8%	4.9%
Sales and business development	3.8%	3.7%
Contractual gold payments	2.4%	5.7%
Professional fees	6.1%	4.9%
Occupancy, communications and equipment	1.3%	1.2%
Depreciation and amortization	0.2%	0.1%
Third-party distribution fees	2.6%	2.6%
Other	2.9%	2.8%
Total operating expenses	76.2%	78.8%

Compensation and benefits

Compensation and benefits expense increased 11.8% from $73.1 million during the nine months ended September 30, 2022 to $81.7 million in the comparable period in 2023 primarily due to higher stock-based compensation and increased headcount.

Fund management and administration

Fund management and administration expense increased 10.5% from $47.9 million during the nine months ended September 30, 2022 to $52.9 million in the comparable period in 2023 primarily due to higher average AUM.

Marketing and advertising

Marketing and advertising expense increased 11.2% from $11.1 million during the nine months ended September 30, 2022 to $12.3 million in the comparable period in 2023 primarily due to higher spending related to our U.S. listed products.

Sales and business development

Sales and business development expense increased 14.6% from $8.5 million during the nine months ended September 30, 2022 to $9.7 million in the comparable period in 2023 primarily resulting from increases in travel and events spending.

Contractual gold payments

Contractual gold payments expense decreased 53.3% from $13.0 million during the nine months ended September 30, 2022 to $6.1 million in the comparable period in 2023 due to the termination of our deferred consideration—gold payments obligation on May 10, 2023. See Note 9 to our Consolidated Financial statements for additional information.

Professional fees

Professional fees increased 41.6% from $11.1 million during the nine months ended September 30, 2022 to $15.8 million in the comparable period in 2023 primarily due to higher expenses incurred in response to an activist campaign, as well as expenses incurred to terminate our deferred consideration—gold payments obligation and expenses related to our digital assets initiative.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 24.7% from $2.8 million during the nine months ended September 30, 2022 to $3.5 million in the comparable period in 2023 as our New York office lease became effective in May 2022.

Depreciation and amortization

Depreciation and amortization expense increased 239.9% from $0.2 million during the nine months ended September 30, 2022 to $0.5 million in the comparable period in 2023 due to amortization of software development costs.

Third-party distribution fees

Third-party distribution fees increased 16.5% from $5.9 million during the nine months ended September 30, 2022 to $6.8 million in the comparable period in 2023 primarily due to AUM growth we are experiencing in Latin America.

Other

Other expenses increased 19.0% from $6.3 million during the nine months ended September 30, 2022 to $7.5 million in the comparable period in 2023 primarily due to higher travel, public relations and directors expenses.

Other Income/(Expenses)

	Nine Months Ended
	September 30,			Percent
(in thousands)	2023	2022	Change	Change
Interest expense	$(11,484)	$(11,199)	$(285)	2.5%
Gain on revaluation/termination of deferred consideration—gold payments	61,953	63,188	(1,235)	(2.0%)
Interest income	2,874	2,375	499	21.0%
Impairments	(7,603)	—	(7,603)	n/a
Loss on extinguishment of convertible notes	(9,721)	—	(9,721)	n/a
Other losses, net	(3,233)	(34,470)	31,237	(90.6%)
Total other income/(expenses), net	$32,786	$19,894	$12,892	64.8%
	Nine Months Ended September 30,
As a Percent of Revenues:	2023	2022
Interest expense	(4.4%)	(4.9%)
Gain on revaluation/termination of deferred consideration—gold payments	24.0%	27.7%
Interest income	1.1%	1.0%
Impairments	(2.9%)	n/a
Loss on extinguishment of convertible note	(3.8%)	n/a
Other losses, net	(1.3%)	(15.1%)
Total other income/(expenses), net	12.7%	8.7%

Interest expense

Interest expense was essentially unchanged from the nine months ended September 30, 2022.

Gain on revaluation/termination of deferred consideration—gold payments

We recognized a gain on revaluation of deferred consideration—gold payments of $63.2 million and $62.0 million during the nine months ended September 30, 2022 and 2023, respectively. This obligation was terminated on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

Interest income

Interest income increased 21.0% from $2.4 million during the nine months ended September 30, 2022 to $2.9 million in the comparable period in 2023 due to rising interest rates, partially offset by a decrease in our financial instruments owned.

Impairments

During the nine months ended September 30, 2023, we recognized a non-cash impairment charge of $7.6 million primarily related to our investment in Securrency, Inc., as we marked our investment to its estimated realizable value in connection with Securrency's announced sale to an unrelated third party.

Loss on Extinguishment of Convertible Notes

During the nine months ended September 30, 2023, we recognized a loss on extinguishment of convertible notes of $9.7 million arising from the repurchase of $115.0 million in aggregate principal amount of our 2020 Notes.

Other losses, net

Other net losses were $34.5 million and $3.2 million during the nine months ended September 30, 2022 and 2023, respectively. This period includes a non-cash charge of $1.4 million arising from the release of tax-related indemnification assets upon the expiration of the statute of limitations (an equal and offsetting benefit was recognized in income tax expense); losses on our financial instruments owned of $1.0 million and losses on our investments of $1.2 million. Gains and losses also generally arise from the sale of gold earned on management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate during the nine months ended September 30, 2023 was 11.4%, resulting in an income tax expense of $10.8 million. Our effective tax rate differs from the federal statutory rate of 21% primarily due to a non-taxable gain on revaluation/termination of deferred consideration, a reduction in unrecognized tax benefits associated with the release of the tax-related indemnification asset described above and a lower tax rate on foreign earnings. These items were partly offset by a non-deductible loss on extinguishment of our convertible notes during the first quarter of 2023, an increase in the deferred tax asset valuation allowance on losses recognized on our investments and non-deductible executive compensation.

Our effective income tax rate during the nine months ended September 30, 2022 was negative 15.7%, resulting in an income tax benefit of $10.7 million. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the reduction in unrecognized tax benefits, a non-taxable gain on revaluation of deferred consideration and a lower tax rate on foreign earnings. These items were partly offset by an increase in the deferred tax asset valuation allowance on losses recognized on financial instruments owned.

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

Adjusted Net Income and Diluted Earnings per Share

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

●	Unrealized gains or losses on revaluation/termination of deferred consideration—gold payments: Deferred consideration—gold payments was an obligation we assumed in connection with the ETFS Acquisition that was carried at fair value. This item represented the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold and changes in the discount rate used to compute the present value of the annual payment obligations have had a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when calculating our non-GAAP financial measurements as it was not core to our operating business. The item was not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate. During the second quarter of 2023, we terminated this obligation for aggregate consideration totaling approximately $137.0 million.
●	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce volatility in earnings and are not core to our operating business.
●	Tax windfalls and shortfalls upon vesting and exercise of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting and exercise of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when calculating our non-GAAP financial measurements as they introduce volatility in earnings and are not core to our operating business.
●	Other items: Loss on extinguishment of our convertible notes, impairments, remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business, unrealized gains and losses recognized on our investments, changes in deferred tax asset valuation allowance, expenses incurred in response to an activist campaign and litigation expenses associated with certain provisions of our Stockholder Rights Agreement are excluded when calculating our non-GAAP financial measurements.

	Three Months Ended		Nine Months Ended
Adjusted Net Income and Diluted Earnings per Share:	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income, as reported	$12,984	$81,229	$83,469	$78,973
Add back: Impairments, net of income taxes	2,046	—	5,756	—
Add back: Losses on financial instruments owned, net of income taxes	1,479	4,778	762	11,836
Add back: Increase in deferred tax asset valuation allowance on financial instruments owned and investments	1,234	1,454	2,393	4,365
Add back/deduct: Unrealized loss/(gain) recognized on our investments, net of income taxes	323	(248)	943	(179)
(Deduct)/add back: Tax (windfalls)/shortfalls upon vesting and exercise of stock-based compensation awards	(18)	4	(170)	(541)
Deduct: Gain on revaluation/termination of deferred consideration—gold payments	—	(77,895)	(61,953)	(63,188)
Add back: Loss on extinguishment of convertible notes, net of income taxes	—	—	9,623	—
Add back: Expenses incurred in response to an activist campaign, net of income taxes	—	—	4,452	3,376
Deduct: Remeasurement of contingent consideration—sale of former Canadian ETF business	—	—	(1,477)	—
Add back: Litigation expenses associated with certain provisions of the Stockholder Rights Agreement, net of income taxes	—	—	367	—
Adjusted net income	$18,048	$9,322	$44,165	$34,642
Deduct: Income distributed to participating securities	(889)	(546)	(1,884)	(1,644)
Deduct: Undistributed income allocable to participating securities	(2,128)	(503)	(4,033)	(2,266)
Adjusted net income available to common stockholders	$15,031	$8,273	$38,248	$30,732
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 11 to our Consolidated Financial Statements)	148,432	143,407	147,572	143,245
Adjusted earnings per share – diluted	$0.10	$0.06	$0.26	$0.21

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2023	December 31, 2022
Balance Sheet Data (in thousands):
Cash and cash equivalents	$89,481	$132,101
Financial instruments owned, at fair value	78,950	126,239
Accounts receivable	35,868	30,549
Securities held-to-maturity	237	259

Total: Liquid assets	204,536	289,148
Less: Total current liabilities	(75,361)	(148,434)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(12,149)	(1,765)
Less: Regulatory capital requirements	(27,844)	(25,988)
Total: Available liquidity	$89,182	$112,961
	Nine Months Ended September 30,
	2023	2022
Cash Flow Data (in thousands):
Operating cash flows	$48,350	$43,113
Investing cash flows	35,860	(25,626)
Financing cash flows	(126,389)	(17,939)
Foreign exchange rate effect	(441)	(7,557)
Decrease in cash and cash equivalents	$(42,620)	$(8,009)

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

Cash and cash equivalents decreased by $42.6 million during the nine months ended September 30, 2023 due to $184.3 million used to repurchase and settle at maturity our convertible notes, $56.8 million used to purchase financial instruments owned, at fair value, $50.0 million used to settle our deferred consideration—gold payments obligation, $14.9 million used to pay dividends, $10.0 million used to purchase investments, $3.6 million used to repurchase our common stock, $3.5 million used for convertible notes issuance costs, $1.0 million used to acquire Securrency Transfers, Inc. (renamed WisdomTree Transfers, Inc.) and $0.7 million used for other activities. These decreases were partly offset by $130.0 million of proceeds from the issuance of convertible notes, $102.3 million of proceeds from the sale of financial instruments owned, at fair value, $48.4 million provided by operating activities and $1.5 million from receipt of contingent consideration.

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

In connection with the issuance of the 2023 Notes, we repurchased $115.0 million in aggregate principal amount of the 2020 Notes. As a result of this repurchase, we recognized a loss on extinguishment of approximately $9.7 million during the nine months ended September 30, 2023. The remainder of the 2020 Notes matured on June 15, 2023 and were settled for approximately $59.9 million of cash and approximately 1.0 million shares of common stock of the Company.

After the repurchase and maturity of the 2020 Notes and the issuance of the 2023 Notes (and together with the 2021 Notes, the “Convertible Notes”), we had $280.0 million in aggregate principal amount of Convertible Notes outstanding.

Key terms of the Convertible Notes are as follows:

	2023 Notes	2021 Notes
Principal outstanding	$130.0	$150.0
Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2028	June 15, 2026
Interest rate	5.75%	3.25%
Conversion price	$9.54	$11.04
Conversion rate	104.8658	90.5797
Redemption price	$12.40	$14.35
●	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2023 Notes (beginning on August 15, 2023) and on June 15 and December 15 of each year for the 2021 Notes.
●	Conversion price: Convertible at an initial conversion rate into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.

●	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2028 and March 15, 2026 for the 2023 Notes and the 2021 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2028 and March 15, 2026 in respect of the 2023 Notes, and the 2021 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
●	Cash settlement of principal amount: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of its common stock.
●	Redemption price: We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2025 and June 20, 2023 in respect of the 2023 Notes and the 2021 Notes, respectively, and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
●	Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
●	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 167.7853 shares and 144.9275 shares of our common stock per $1,000 principal amount of the 2023 Notes and the 2021 Notes, respectively (the equivalent of 43,551,214 shares of our common stock), subject to adjustment.
●	Seniority and Security: The Convertible Notes rank equal in right of payment, and are our senior unsecured obligations, but are subordinated in right of payment to our obligations to make certain redemption payments (if and when due) in respect of our Series A Non-Voting Convertible Preferred Stock (See Note 11 to our Consolidated Financial Statements).

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at September 30, 2023 was approximately $27.8 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the nine months ended September 30, 2023, we repurchased 635,653 shares of our common stock under the repurchase program for an aggregate cost of $3.6 million. Currently, approximately $96.4 million remains under this program for future purchases.

In addition, during the nine months ended September 30, 2023, we paid approximately $50.0 million in cash to settle our deferred consideration—gold payments obligation (see Note 9 to our Consolidated Financial Statements for additional information) and also paid approximately $59.9 million in cash upon the maturity of our 2020 Notes.

Contractual Obligations

Convertible Notes

We currently have $280.0 million in aggregate principal amount of Convertible Notes outstanding, of which $150.0 million and $130.0 million are scheduled to mature on June 15, 2026 and August 15, 2028, in respect of the 2021 Notes and the 2023 Notes, respectively, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

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

See Note 9 to our Consolidated Financial Statements for additional information.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $0.9 million at September 30, 2023. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments.

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

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for our intangible assets is November 30th. The results of our most recent analysis performed on November 30, 2022 indicated no impairment based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates ranging from 3% to 8% (5% weighted average) and a weighted average cost of capital of 11.0%.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other securities which totaled $127.4 million and $79.5 million as of December 31, 2022 and September 30, 2023, respectively. During the nine months ended September 30, 2023, we recognized losses on these financial instruments of $1.0 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 13 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €15.2 million ($16.7 million).

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2023 to July 31, 2023	—	$—	—
August 1, 2023 to August 31, 2023	—	$—	—
September 1, 2023 to September 30, 2023	4,566	$6.61	4,566
Total	4,566	$—	4,566	$96,406

On February 22, 2022, our Board of Directors approved an increase of $85.7 million to our share repurchase program and extended the term for three years through April 27, 2025. During the nine months ended September 30, 2023, we repurchased 635,653 shares of our common stock under this program for an aggregate cost of approximately $3.6 million. As of September 30, 2023, $96.4 million remained under this program for future repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Arrangements

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)
3.6	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)
3.7	Certificate of Designations of Series C Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)
3.8	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.6	Investor Rights Agreement, dated April 11, 2018, between the Registrant and ETFS Capital (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2018)
4.7	Indenture, dated as of June 16, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)
4.8	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2020)
4.9	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.10	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.11	Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.12	Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)

Exhibit Number	Description
4.13	Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)
4.14	Amendment No. 1, dated as of May 4, 2023, to Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2023)
4.15	Amendment No. 2, dated as of May 10, 2023, to Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)
4.16	Investor Rights Agreement, dated as of May 10, 2023, by and between the Registrant and Gold Bullion Holdings (Jersey) Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)
10.1	Sale, Purchase and Assignment Deed, dated as of May 10, 2023, by and between the Registrant, WisdomTree International Holdings Ltd, Electra Target HoldCo Limited, ETFS Capital Limited, World Gold Council, Gold Bullion Holdings (Jersey) Limited, Rodber Investments Limited and Graham Tuckwell (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)
10.2	Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated April 21, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)
10.3	Form of Amendment, dated April 21, 2023, to Employment Agreements between the Registrant and each of Jonathan Steinberg, Peter M. Ziemba, R. Jarrett Lilien and Marci Frankenthaler (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)
10.4	WisdomTree, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)
10.5	Form of Employee Confidentiality, Assignment and Restrictive Covenant Agreement executed by participants of the WisdomTree, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2023, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 and September 30, 2022 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and September 30, 2022 (Unaudited); (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

__________________________________________________________

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 8th day of November 2023.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

