Form 10-K
period 2023-12-31
WisdomTree, Inc.
filed 2024-02-23
CIK 880631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________

Form 10-K

____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number 001-10932

____________________________

WisdomTree, Inc.
(Exact name of registrant as specified in its charter)

____________________________

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
250 West 34th Street 3rd Floor New York, New York	10119
(Address of principal executive offices)	(Zip Code)

212-801-2080
(Registrant’s telephone number, including area code)

____________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WT	The New York Stock Exchange
Preferred Stock Purchase Rights		The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

____________________________

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

At June 30, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates (computed by reference to the closing sale price of such shares on The New York Stock Exchange on June 30, 2023) was $948,550,832. At February 20, 2024, there were 151,853,699 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE, INC.

Form 10-K
For the Fiscal Year Ended December 31, 2023

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

•     our ability to successfully implement our strategy relating to digital assets and blockchain-enabled financial services, including WisdomTree Prime, and achieve its objectives;

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

PART I

ITEM 1.    BUSINESS

Our Company

We are a global financial innovator, offering a well-diversified suite of exchange traded products, or ETPs, models, solutions and products leveraging blockchain technology. We empower investors and consumers to shape their future and support financial professionals to better serve their clients and grow their businesses. We are leveraging the latest financial infrastructure to create products that provide access, transparency and an enhanced user experience. Building on our heritage of innovation, we are also developing and have launched next-generation digital products, services and structures, including digital or blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as our blockchain-native digital wallet, WisdomTree Prime, which is currently available in the U.S. in 38 states, representing approximately 70% of the U.S. population.

We had approximately $100.1 billion in assets under management, or AUM, as of December 31, 2023. Our family of ETPs includes products that provide exposure to equities, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency strategies. We have launched many first-to-market products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. We believe technology is altering the way financial advisors conduct business and through our Advisor and Portfolio Solutions programs we offer technology-enabled and research-driven solutions including portfolio construction, asset allocation, practice management services and digital tools to help financial advisors address technology challenges and grow and scale their businesses.

We are at the forefront of innovation and believe that tokenization and leveraging the utility of blockchain technology is the next evolution in financial services. We are building the foundation that we believe will allow us to lead in this coming evolution. WisdomTree Prime, our blockchain-native digital wallet, positions us to expand our blockchain-enabled financial product and services offerings with a new direct-to-consumer channel where spending, saving and investing are united. As we continue to pursue our digital assets strategy, we are embracing what we refer to as “responsible DeFi,” which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space. We believe that our expansion into digital assets and blockchain-enabled finance complements our existing core competencies in a holistic manner and will diversify our revenue streams and contribute to our growth.

We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc. and were ultimately renamed WisdomTree, Inc. on November 7, 2022.

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equity, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency. The chart below sets forth the asset mix of our ETPs at December 31, 2021, 2022 and 2023:

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $56.0 billion at December 31, 2022 to $72.5 billion at December 31, 2023 due to net inflows and market appreciation.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $26.0 billion at December 31, 2022 to $27.6 billion at December 31, 2023, due to market appreciation, partly offset by net outflows.

Consolidated Operating Results

The following table sets forth our revenues and net income for the last three years.

•     Revenues – We recorded operating revenues of $349.0 million during the year ended December 31, 2023, up 15.8% from the year ended December 31, 2022 due to higher average AUM and higher other income from large flows from some of our European products, partly offset by a lower average advisory fee.

•     Expenses – Total operating expenses increased 8.4% from the year ended December 31, 2022 to $261.5 million primarily due to higher stock-based compensation and headcount, fund management and administration costs, professional fees, marketing expenses, third-party distribution fees, sales and business development expenses and other expenses. These increases were partly offset by the termination of our deferred consideration—gold payments obligation on May 10, 2023.

•     Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, gains and losses on revaluation/termination of deferred consideration—gold payments, impairments and other losses and gains. See “Other Income/(Expenses)” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

•     Net income – We reported net income of $50.7 million and $102.5 million during the years ended December 31, 2022 and 2023, respectively.

See “Non-GAAP Financial Measures” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Seasonality

We believe seasonal fluctuations in the asset management industry are common, however such trends are generally masked by global market events and market volatility in general. Therefore, period-to-period comparisons of our or the industry’s flows and operating results may not be meaningful or indicative of results in future periods.

Our Industry – ETPs

We believe ETPs have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2023, aggregate AUM of ETPs globally was $11.6 trillion.

The chart below reflects the AUM of the global ETP industry since 2006:

Source: ETFGI LLP

As of December 31, 2023, we were the fourteenth largest ETP sponsor globally based on AUM.

GLOBAL RANKING
Rank	ETP Sponsor	AUM ($ in billions)
1	iShares	3,552
2	Vanguard	2,505
3	State Street	1,303
4	Invesco	543
5	Charles Schwab	319
6	Nomura	230
7	Amundi	229
8	Xtrackers	207
9	First Trust	155
10	JPMorgan	153
11	Dimensional	118
12	Nikko AM	106
13	Daiwa	101
14	WisdomTree	100
15	UBS	97

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

•     Improved access to specific asset classes. Investors often use ETFs to gain access to specific market sectors or regions around the world or a particular asset, such as physical gold or crypto, by investing in an ETF that holds a portfolio of securities in that sector, region or asset rather than gaining exposure by purchasing individual securities, physical commodities or currencies.

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

The ETF sector of the asset management industry continues to demonstrate that it is favored among investors. According to Morningstar, from January 1, 2021 through December 31, 2023, equity ETFs have generated positive inflows of approximately $1.9 trillion, while long-term equity mutual funds have generated outflows of approximately ($830) billion. In addition, ETF fixed income flows are benefiting from a broader range of investors gravitating toward fixed income products in the ETF structure. We believe this trend is due to the inherent benefits of ETFs – transparency, liquidity and tax efficiency.

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

•     Innovative product offerings. ETPs are now available for virtually every asset class including equities, fixed income, commodities, leveraged-and-inverse, currencies, alternative strategies and cryptocurrencies (with greater access in markets outside the U.S.). However, we believe that there remain substantial areas for sponsors to continue to innovate, including cryptocurrency, liquid alternative, thematic and other strategies. We also believe the further expansion of ETPs will fuel additional growth and investments from investors who typically access these products through hedge funds, separate accounts, stock investments or the futures and commodity markets.

•     Changing demographics. As the “baby boomer” generation continues to mature and retire, we expect that there will be a greater demand for a broad range of investment solutions, with an emphasis on income generation and principal protection, and that more of these investors will seek advice from professional financial advisors. We believe these financial advisors will migrate more of their clients’ portfolios to ETPs due to their lower fees, better fit within fee-based models, and their ability to provide access to more diverse market sectors, improve multi-asset class allocation, and be used for different investment strategies, including income generation. Overall, we believe ETFs are well-suited to meet the needs of this large and important group of investors. In addition, since many younger investors and financial advisors have demonstrated a preference for the ETP structure over traditional product structures, we believe that wealth transfers from one generation to another will also have a positive effect on ETP industry growth.

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

•     Streamlined processes. Automation and overall operational efficiency increases with the use of blockchain technology. It enables real-time (near instant) settlement, auditability and reporting; and it reduces processing times, the potential for error and delay, and the number of steps and intermediaries required to achieve the same levels of confidence in traditional processes, thereby reducing counterparty risks.

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

The laws and regulatory frameworks pertaining to digital assets and blockchain technology continue to evolve with an increase in scope and complexity. Contemporaneously, there has been heightened regulatory scrutiny of digital asset activities, which include material litigation and regulatory proceedings (e.g., enforcement actions) by government authorities, an increase in cybersecurity incidents leading to the theft or severe loss of assets, and insolvency proceedings (including bankruptcies) resulting from a variety of factors including poor risk management and oversight controls, speculative or risky behavior, and/or fraud or the misappropriation of customer funds. As a financial innovator seeking to bridge the gap between traditional finance and blockchain-enabled finance, we are embracing what we refer to as “responsible DeFi” for our digital assets and blockchain-enabled products and services, which we believe upholds the foundational principles of regulation in this innovative and rapidly evolving space. We are committed to being a trusted provider of innovative products and services guided by proactive engagement and continued collaboration with current and new regulators.

Competition in the digital assets industry on a global basis is increasing, ranging from large, established financial incumbents to smaller, early-stage financial technology providers and companies. There are jurisdictions with more stringent and robust regulatory and compliance requirements than others, which could impact the ability of a company to compete in the digital assets industry. We believe that we will continue to successfully compete in the digital assets industry by offering innovative products through digital asset exposures, generating strong after-fee performance and track records, embracing regulation, developing strategic partnerships with participants in the digital assets ecosystem, promoting thought leadership and investor education or awareness, building upon our brand and attracting and retaining talented employees. We remain focused on providing the best structures and executions in financial services through digital assets and blockchain technology.

Our Competitive Strengths

•     Well-positioned in large and growing markets. We believe that ETPs are well positioned to grow significantly faster than the asset management industry as a whole, making our focus on ETPs an advantage over traditional asset management firms. We also believe that asset tokenization will be the future of financial services and expect our early-mover position in digital assets will serve to solidify our position as a forward-thinking innovator and industry leader in blockchain-enabled financial services.

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

•     Strong performance. We create our own indexes, most of which weight companies in our equity ETFs by a measure of fundamental value and are rebalanced annually. By contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. We also offer actively managed ETFs, as well as ETFs based on third-party indexes. In evaluating the performance of our U.S. listed equity, fixed income and alternative ETFs against actively managed and index based mutual funds and ETFs, over 80% of our U.S. listed AUM covered by Morningstar were in the top two quartiles of peer performance in the 3-year and 10-year timeframes. In addition, approximately 50% of our U.S. listed AUM is rated 4- or 5-star by Morningstar.

•     Differentiated product set, powered by innovation and performance. Our products span a variety of traditional and high growth asset classes covering equity, fixed income, commodity, leveraged-and-inverse, currency, alternative strategies and cryptocurrency, and include both passive and actively managed funds. We are also developing and have launched next-generation digital products, services and structures, including Digital Funds and tokenized assets. Our innovations include the following:

•     the launch of the WisdomTree Prime mobile application, our blockchain-native digital wallet that serves as a new direct-to-consumer channel positioning us as an early mover and industry leader in blockchain-enabled financial services; the application is currently available in 38 states in the U.S., representing approximately 70% of the U.S. population;

•     the tokenization of real-world assets like physical gold (i.e., gold tokens) and U.S. dollars (i.e., dollar tokens);

•     13 Digital Funds accessible through WisdomTree Prime including a government money market fund and other digital funds offering asset allocation, fixed income and equity exposures that use blockchain technology to maintain a secondary record of their respective shares on one or more blockchains (e.g., Stellar or Ethereum);

•     among the first to launch a spot bitcoin ETF in the U.S.;

•     the first ETF to add bitcoin futures exposure;

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

Our product development strategy utilizes our Modern Alpha approach, which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Self-indexing is a significant component of this approach. Many of our products are based on proprietary WisdomTree indexes which we believe gives us several advantages. First, it minimizes our third-party index licensing fees, which increases our profitability. Second, because we develop our own intellectual property, we are intimately familiar with our strategies and able to effectively communicate their value proposition in the market with research content and support. Third, it can enhance our speed to market and first mover advantage. Fourth, because these indexes are proprietary to WisdomTree, we may face similar competition, but we never face exact competition. Our expertise in product development combined with our self-indexing capabilities provides a strategic advantage, enabling us to launch innovative products. Building on our heritage of innovation, we are developing and have launched next-generation digital products and structures, including Digital Funds and tokenized assets.

•     Extensive marketing, research and sales efforts. We have invested significant resources to establish the WisdomTree brand and to promote our products through online and television targeted advertising and social media, as well as through our public relations efforts. Close to 40% of our employees are dedicated to marketing, research and sales. Our sales professionals are the primary points of contact for financial advisors, independent advisory firms and institutional investors who invest in our ETPs. Their efforts are enhanced through value-added services provided by our research and marketing efforts. We have strong relationships with financial advisors and institutional investors and we believe that by strategically aligning these advisor relationships and marketing campaigns with targeted research and sales initiatives and products that align with market sentiment, we differentiate ourselves from our competitors.

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

Our Growth Strategies

We are a global financial innovator, offering a well-diversified suite of ETPs, models, solutions and products leveraging blockchain-enabled technology, with AUM of $100.1 billion as of December 31, 2023. We are at the forefront of innovation and believe that tokenization and leveraging the utility of blockchain technology is the next evolution in financial services. We are building the foundation that we believe will allow us to lead in this coming evolution. WisdomTree Prime, our blockchain-native digital wallet, positions us to expand our blockchain-enabled financial services product offerings with a new direct-to-consumer channel where spending, saving and investing are united. As we continue to pursue our digital assets strategy, we are embracing what we refer to as “responsible DeFi,” which we believe upholds the foundational principles of regulation in this innovative and rapidly evolving space. We believe that our expansion into digital assets complements our existing core competencies in a holistic manner and will diversify our revenue streams and contribute to our growth. Our strategy includes the following:

•     Launch innovative ETPs that diversify our product offerings and revenues. We have launched many first-to-market ETFs in the U.S. and pioneered alternative weighting and performance methods we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Our growth plan focuses on filling strategic gaps and seizing tactical opportunities by launching new products globally.

•     Establish ourselves as a leader in digital assets and blockchain-enabled financial services. Our deep experience with innovation and proven track record of entering new asset classes and markets, coupled with our firmwide strategic attention on blockchain-enabled finance and a culture focused on governance and risk management with a regulatory minded approach positions us to become a leader in the digital assets industry. We are an early mover in this space, with the launch of our blockchain-native digital wallet, WisdomTree Prime, a new direct-to-consumer channel where spending, saving and investing are united. WisdomTree Prime provides access to bitcoin, ether, tokenized gold and U.S. dollar tokens, as well as 13 Digital Funds, including a government money market fund and other digital funds offering asset allocation, fixed income and equity exposures. In addition, we have partnered with a financial institution to provide co-branded debit cards to our retail customers on the WisdomTree Prime platform. We continue to focus on enhancing the products and capabilities of the platform with plans to allow for peer-to-peer transfers and payments. We are also exploring strategic partnerships and other business development opportunities for both our platform and product suite that could unlock additional tokenization revenue streams in the future.

•     Foster deeper client relationships through technology-enabled and research-driven solutions. We believe technology is altering the way financial advisors conduct business. Our Advisor and Portfolio Solutions programs provide technology-enabled and research-driven solutions to help financial advisors grow and scale their businesses and address their technology challenges.

The Advisor and Portfolio Solutions programs include:

•     access to our U.S. model portfolios which are available to over 70,000 advisors across a number of platforms, including, Merrill Lynch, Morgan Stanley, LPL Financial, Charles Schwab, Envestnet, 55ip and others. Our model portfolios are a natural extension of our research capabilities and provide advisors access to an open-architecture approach, a tenured team and a firm dedicated to innovation and value creation. As part of this initiative, we launched a series of model portfolios in collaboration with Professor Jeremy Siegel;

•     providing customized portfolio and asset allocation services to support registered investment advisers and independent broker dealers in building, implementing, and managing their client portfolios while providing strategic guidance for advisors to support their business growth;

•     access to portfolio construction tools such as our award-winning Portfolio Analysis Tools Hub (PATH), an enhanced portfolio construction tool that assists financial advisors in analyzing an existing investment portfolio by examining the data and providing alternative portfolio approaches to consider in seeking to improve outcomes based on different measures;

•     wealth investment research and ETF education; and

•     practice management resources, including access to thought leaders in behavioral finance, leadership, and transforming wealth management technology.

•     Deepen relationships with distribution platforms. We maintain relationships with certain distribution platforms that allow commission-free trading of our ETFs. These relationships are beneficial to us as they can provide greater marketing privileges and access to the platforms’ advisors. As financial advisors continue to migrate away from mutual funds, we use our expertise in ETFs to build new relationships and educate advisors about the benefits of ETFs. Some of these relationships that exist today are with LPL Financial, BNY Mellon/Pershing, Raymond James, Charles Schwab, Cetera and others.

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

•     Selectively pursue acquisitions or other strategic transactions. We may pursue acquisitions or other strategic transactions that will enable us to strengthen our current business, expand and diversify our product offerings, complement our Advisor and Portfolio Solutions programs, increase our AUM or enter into new markets. We believe pursuing acquisitions or other strategic transactions is a cost-effective means of growing our business and AUM.

Human Capital Resources

We compete in the highly competitive asset management industry. Attracting, retaining and motivating highly skilled, and sometimes highly specialized, employees in operations, product development, research, technology, sales and marketing and other positions is crucial to our ability to compete effectively. Our ability to recruit and retain such employees depends on a number of factors, including our corporate culture and work environment, informed by our values and behaviors, talent development and career opportunities and compensation and benefits. We strive to differentiate ourselves through our sense of community and purpose integrated into our culture, while encouraging a culture where every employee has a voice.

Employee Profile

At December 31, 2023, we had 303 full-time employees globally, consisting of 190 in the U.S. and 113 in Europe. We consider our relations with employees to be good.

Diversity, Equity and Inclusion (DEI)

We recognize that a diverse set of perspectives is critical to innovation and have built a diverse global workforce, inclusive of gender, race, ethnicity, religion, age, gender identity, gender expression and sexual orientation, as well as those in the disabled community. We actively seek candidates from different backgrounds and outside traditional fields and reinforce our commitment to diversity through organizational policies, such as mandating fairness and equality for all employees and creating performance appraisal systems that are non-discriminatory.

At WisdomTree, we envision a future of investment excellence driven by a commitment to continuously strengthen our diverse, equitable and inclusive workplace culture. Our DEI Council, formed in 2021, is comprised of senior leaders and employees from both the U.S. and Europe and provides oversight and guidance in connection with the implementation of programs designed to foster a culture where every employee thrives, leveraging diverse perspectives and inclusive practices. For example, in 2023, the DEI Council held training sessions on understanding neurodiversity, implicit bias and embedding inclusion in feedback, roundtables on success and failure, and financial literacy workshops for employees and secondary school students. The DEI Council also promoted awareness days and months across the firm including with respect to black history, women’s history, pride, mental health and men’s health.

Our Women’s Initiative Network, or WIN, is a global employee-led network designed to provide opportunities and support from all genders for women at WisdomTree, career development and professional training opportunities, and female empowerment and leadership within the organization. Since its inception in 2019, WIN has held numerous global events, including panel discussions on women in the workforce featuring WisdomTree employees and notable guest speakers, interactive seminars on topics including negotiation skills, workshops and coaching sessions to enhance confidence to speak up, and various roundtable forums, informal coffee catch-ups and in-person and virtual social gatherings to promote connectivity and increase engagement. WIN also produces regular internal “spotlight” newsletters to increase visibility and raise the profile of our female employees. Both this initiative and WIN’s coffee catch-up initiative evolved into successful firm-wide initiatives. In addition, through WIN’s mentorship program, WIN members of all genders are connected with firm leaders who can help them achieve their career development goals.

Employee Wellness, Health and Safety

The wellbeing of our employees is a primary focus. We are continuously evolving and refining how we work best to achieve individual, team and Company goals. To that end, we have embraced a “Work Smart” philosophy that transcends physical work settings, with a focus on optimizing productivity, efficiency and effectiveness of our work. Time in the office generally is not prescribed, and team leaders are empowered to determine how their teams work best, based on their roles, with employees remaining accountable for achieving individual, team and Company outcomes. To foster employee wellbeing and a healthy work-life balance, we offer numerous wellness programs including meditation and yoga classes, health webinars, a weekly wellness newsletter and access to mental health professionals and other resources. Leveraging technology, we enhance the employee experience through digital wellness platforms, facilitating remote access to health and wellbeing resources. We also offer paid vacation (unlimited in the U.S.) and sick leave policies to provide employees additional flexibility, and our U.S. employees enjoy additional “wellness days,” which are scheduled office closures around major market holidays for employees to collectively disconnect and rejuvenate. We support employees with their information technology needs, provide a monthly stipend to cover remote work-related business expenses and provide guidance for managers to ensure that employees remain connected and maintain physical, mental and emotional wellbeing.

In keeping with “Work Smart,” we now maintain a smaller office footprint globally to better align with the number of employees expected to collaborate in person on any given day, while providing a space for employees to work and socialize. As the safety and security of our employees who choose to work in our office space are of critical importance, we have selected office buildings with robust security procedures, fire safety and sanitation and health practices.

Compliance, Training and Development

We comply with all applicable government laws, rules and regulations and it is the responsibility of each employee to adhere to the standards and restrictions imposed by those laws, rules and regulations. All new employees attend a compliance training session with a compliance officer, and thereafter, employees are required to attend firmwide annual compliance training and to complete compliance certifications annually and in some instances, quarterly. We also conduct mandatory cybersecurity training and other training programs as required by law.

As we believe that our employees are our greatest asset, we recognize the importance of investing in their continued development. We provide a variety of opportunities for our employees to build new skills and further their career development. These include role-specific training courses, virtual lunches with senior leaders in a small group setting and webinars hosted by various departments to gain a holistic view of the Company. We also support employees’ continuing education, including through our educational assistance program. In addition, we invest in our current and future leaders through leadership development courses and individual and team coaching. We also hold monthly regional and quarterly global town halls to inform our employees of business developments, employee news and job openings, as well as to provide opportunities for employees to hone their presentation skills by sharing department updates.

Employee Engagement

We believe engaging our employees is key to fostering new ideas and driving commitment and productivity. We communicate frequently and transparently with our employees through a variety of communication methods, including an annual global virtual offsite where senior leaders review the firm’s prior-year accomplishments and articulate the objectives for the coming year, and each department presents its respective prior-year accomplishments and current-year objectives, monthly regional and quarterly global town halls and firmwide weekly emails championing the team’s work. We also seek feedback from our employees through annual engagement surveys and follow-up pulse surveys on various topics. In addition, we provide opportunities for employees to participate in volunteer and charitable events.

We also believe it is important to celebrate employee and Company accomplishments. In 2023, we celebrated our fourth annual “Team Alpha” Awards to mark significant events and successes and to recognize employees who led those successes while exhibiting extraordinary teamwork and demonstrating strong character. Over 50 nominations were submitted and narrowed down by a selection committee. The winners received a modest incentive compensation award, the opportunity to donate to a charity of their choice and to recognize other employees who assisted them.

The success of our employee engagement efforts is demonstrated by our employee retention rate of approximately 93.4% in 2023. We also achieved overall positive results from our 2023 global employee engagement survey, with a 99% participation rate. Additionally, in the U.S., we were named a “2023 Best Places to Work in Money Management” by Pensions & Investments for the fourth consecutive year and seventh year since the award was created. We ranked second within the category for managers with 100-499 employees, the second consecutive year earning a ranking among the top five employers. In the U.K., we were also named Best Workplace for medium-sized companies for a fourth consecutive year and a 2023 Best Workplace for Women for medium-sized companies by Great Place to Work.

Compensation and Benefits

We are committed to rewarding and supporting our employees in order to continue to attract and retain top talent. Our incentive compensation program has been designed to reward our employees for their individual performance as well as the Company’s performance and includes various quantitative metrics and qualitative results that incentivize growth. We believe a key factor in our success has been and continues to be fostering an entrepreneurial culture where our employees act and think like our owners. As such, we believe that equity awards are an important part of our employees’ overall compensation package and that incentivizing our employees with equity aligns the interests of our employees with our stockholders. We also offer a wide array of benefits including generous healthcare coverage, paid vacation (unlimited in the U.S.), parental, sabbatical and sick leave, life and travel insurance, short- and long-term disability benefits and, in the U.S., a 401(k) plan with a matching contribution of up to 50% of eligible employee contributions.

Our Product Categories

U.S. Equity

We offer equity products that provide access to the securities of large, mid and small-cap companies located in the U.S., as well as particular market sectors and styles. Our U.S. Equity products track our own indexes, the majority of which are fundamentally weighted as opposed to market capitalization weighted indexes, which assign more weight to stocks with the highest market capitalizations. These fundamentally weighted indexes focus on securities of companies that pay regular cash dividends or on securities of companies that have generated positive cumulative earnings over a certain period. We believe weighting equity markets by dividends and income, rather than by market capitalization, can provide investors with better risk-adjusted returns over longer term periods in core equity exposures. Total AUM of our U.S. Equity products was $29.2 billion at December 31, 2023.

Commodity & Currency

We offer products in Europe with exposure to gold and other precious metals and commodities such as silver and platinum, oil and energy, agriculture and broad basket commodities. Our currency products provide investors with exposure to developed and emerging markets currencies, as well as exposures to foreign currencies relative to the U.S. dollar. Total AUM of our Commodity & Currency products was $21.3 billion at December 31, 2023.

Fixed Income

Our Fixed Income products seek to enhance income potential within the fixed income universe. We offer a suite of rising rate bond products based on leading fixed income benchmarks we license from third parties. We also launched the industry’s first smart beta corporate bond suite. Other product offerings include those that seek to track a yield-enhanced index of U.S. investment grade bonds and international fixed income products which are denominated in either local or U.S. currencies. Total AUM of our Fixed Income products was $21.2 billion at December 31, 2023.

International Developed Market Equity

Our International Developed Market Equity products offer a variety of strategies including currency hedged and dynamic currency hedged products, exposures to large, mid and small-cap companies in these markets and multifactor strategies. Total AUM of our International Developed Market Equity products was $15.1 billion at December 31, 2023.

Emerging Market Equity

Our Emerging Market Equity products provide access to exposure of large, mid and small-cap companies located in Taiwan, China, India, Russia, South Africa, South Korea and other emerging markets regions. These products also track our own indexes, which are fundamentally weighted focusing on securities of companies that pay regular cash dividends or that have generated positive cumulative earnings over a certain period. Total AUM of our Emerging Market Equity products was $10.7 billion at December 31, 2023.

Leveraged & Inverse

We offer leveraged products which seek to achieve a return that is a multiple of the performance of the underlying index and inverse products that seek to deliver the opposite of the performance in the index or benchmark they track. Strategies span across equity, commodity, government bond and currency exposures. Total AUM of our Leveraged & Inverse products was $1.8 billion at December 31, 2023.

Cryptocurrency

Our cryptocurrency ETPs provide investors with a simple, secure and cost-efficient way to gain exposure to the price of cryptocurrencies, while utilizing the best of traditional financial infrastructure and product structuring. We offer exposures to bitcoin, ether, crypto asset baskets and other cryptocurrency exposures. Total AUM of our cryptocurrency products was $0.4 billion at December 31, 2023.

Alternatives

Our Alternative products include the industry’s first managed futures strategy ETF and a global real return ETF. We also offer a dynamic long/short U.S. equity ETF, a dynamic bearish U.S. equity ETF and a collateralized put write strategy ETF on the S&P 500 index. We also intend to explore additional alternative strategy products in the future. Total AUM of our Alternative products was $0.4 billion at December 31, 2023.

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

We have developed an extensive network and relationships with financial advisors and we believe that our ETPs and related research are well structured to meet their needs and those of their clients. We have taken steps to enhance and form new relationships through our Advisor and Portfolio Solutions programs, including providing customized portfolio and asset allocation services to support registered investment advisers and independent broker dealers in building, implementing and managing their client portfolios while providing strategic guidance for advisors to support their business growth. Our Advisor and Portfolio Solutions programs also provide technology-enabled and research-driven solutions to help financial advisors grow and scale their businesses.

In addition, senior and academic advisors of ours, including Professor Jeremy Siegel, Senior Economist to WisdomTree, participate as keynote speakers in various industry and WisdomTree hosted conferences and events. Our sales professionals act in a consultative role to provide financial advisors with value-added services. We seek to consistently grow our network of financial advisors and we opportunistically seek to introduce new products and services that best deliver our investment strategies to investors through these distribution channels. We have our own team of 77 sales professionals globally as of December 31, 2023.

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

Marketing

Our marketing efforts are focused on the following objectives: increase our global brand awareness, leverage a robust data-driven digital sales experience to generate new clients and drive inflows to our products and model portfolios and retain existing clients, with a focus on cross-selling additional WisdomTree ETPs. We also anticipate launching marketing campaigns to drive awareness and user adoption for WisdomTree Prime and to position ourselves to become a leader in asset tokenization and blockchain-enabled funds. We pursue these objectives utilizing the following strategies:

•     Targeted advertising. We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising to promote our ETPs runs exclusively on the cable networks CNBC, Fox Business and Bloomberg. It is anticipated that television advertising also will be utilized to promote WisdomTree Prime. Also, our digital advertising runs on many investing and ETF-specific web-sites, such as www.etftrends.com and www.etfdb.com, using targeted dynamic and personalized ad messaging. We also utilize non-linear TV advertising that leverages the same targeted segments of users who use streaming devices. In Europe, we filter the targeting of promotions by both region and language, focusing heavily on professional investors.

•     Media relations. We have a full-time global corporate communications and public relations team that has established relationships with major financial and digital assets media outlets. We utilize these relationships to help increase global awareness of WisdomTree ETPs, the ETP industry in general in the U.S. and Europe and our digital assets efforts. Several members of our management team and multiple members of our research team are frequent market commentators and conference panelists.

•     Database Messaging Strategy. We have a database of financial advisors to whom we regularly market through a series of messages across channels (email, display, site) that are triggered based on user interest and predictive analytics, on-demand research presentations, ETP-specific or educational events and presentations, and market commentary from Professor Jeremy Siegel, Senior Economist to WisdomTree. Additionally, in the U.S., we communicate to our retail database about new product launches and provide ETF education through a monthly newsletter.

•     Social media. We have implemented a social media strategy that allows us to connect directly with financial advisors and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continually enhance our brand reputation of expertise and thought leadership in the ETP industry. For example, we have an established presence on LinkedIn, X (formerly Twitter), Instagram, Reddit and YouTube, and our blog content is syndicated across multiple business-oriented websites. We also leverage the strength and reach of our existing brand, in addition to utilizing a highly focused “test, learn, iterate” paid and social media marketing strategy, to drive awareness and user adoption for WisdomTree Prime.

•     Sales support. We create comprehensive materials to support our sales process of our ETP products, including whitepapers, research reports, webinars, blogs, podcasts, videos and performance data for our products. Our marketing automation system connects seamlessly to our database of financial advisors to provide the sales team with additional insights about their clients.

We will continue to evolve our marketing and communication efforts in response to changes in the ETP industry, market conditions, marketing trends and our evolving strategy around digital assets.

Research and Chief Investment Office

Our research team and chief investment office has four core functions: product development and oversight, investment research, model portfolio management and sales support across equities, fixed income, alternatives, crypto and asset allocation portfolios. In its index and active product development and oversight role, the group is responsible for creating the investment methodologies and overseeing the maintenance of indexes and active strategies. The team also provides a variety of investment research around these indexes and markets and manages a series of model portfolios that incorporate WisdomTree and third-party products for various investment platforms, including WisdomTree Prime. Our research is typically academic-type research to support our products, including white papers on the strategies underlying our indexes and ETPs, investment insights on current market trends, and types of investment strategies that drive long-term performance. We distribute our research and insights through our sales professionals, online through our website and blog, targeted emails to financial advisors, or through financial media or social media outlets. Finally, the team supports our sales professionals in meetings as market experts and through custom analysis on client portfolio holdings. In addition, we consult with our senior advisers, including Professor Jeremy Siegel, Senior Economist to WisdomTree, on product development ideas, model collaboration and market commentaries.

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

Competition

The asset management industry is highly competitive and we face substantial competition in virtually all aspects of our business. Factors affecting our business include fees for our products, our offerings and investment performance, brand recognition, business reputation, quality of service and the continuity of our financial advisor and platform relationships. We compete directly with other ETP sponsors and mutual fund companies and indirectly against other investment management firms, insurance companies, banks, brokerage firms and other financial institutions. Many of the firms we compete with are subsidiaries of large diversified financial companies and many others are much larger in terms of AUM, years in operations and revenues and, accordingly, have much larger sales organizations and budgets. In addition, these larger competitors may attract business through means that are not available to us, including retail bank offices, investment banking, insurance agencies and traditional broker-dealers.

ETPs are now available for virtually every asset class including equities, fixed income, commodities, alternative strategies, leveraged-and-inverse, currencies and cryptocurrencies. Existing players have broadened their suite of products offering strategies that are, in some cases, similar to ours and large traditional asset managers are also launching ETPs, some with similar strategies as well. There remain substantial areas for sponsors to continue to innovate, including but not limited to cryptocurrency, liquid alternative, thematic and other strategies.

Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures and commodities, but also in non-market capitalization weighted or factor-based exposures and commodities. Fee reductions by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitors that are currently unavailable to us. Newer players have also been entering the ETP industry and frequently seek to differentiate by offering ETPs at a lower price point. Funds are being offered with fees of 20 basis points or less, which have attracted approximately 80% of the net flows globally during the last three years. However, while these low-cost products have accumulated a significant amount of AUM recently, we estimate that these same funds represent only approximately 34% of global revenues.

Being a first mover, or one of the first providers of ETPs in a particular asset class, can be a significant advantage, as the first ETP in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive product. We believe that our early launch of products in a number of asset classes or strategies, including fundamental weighting and currency hedging, along with commodities including gold, certain fixed income, alternative and thematic categories, positions us well to maintain our standing as one of the leaders of the ETP industry. Additionally, we believe that our affiliated indexing or “self-indexing” model, as well as our more recent active ETFs, enable us to launch proprietary products that do not have direct competition and are positioned to generate alpha versus benchmarks. As investors increasingly become more comfortable with the product structure, we believe there will be a greater focus on after-fee performance rather than using ETPs primarily as low-cost market access vehicles. While we have selectively lowered fee rates on certain products that have yet to attain scale, and there is no assurance that we will not lower fee rates on certain products in the future, our strategy continues to include launching new funds in the same category with a differentiated exposure at a lower fee rate, rather than reducing fees on existing products with a significant amount of AUM, long performance track records, and secondary market liquidity, which continue to remain competitively priced for the value provided, among other factors. We generally believe we are well positioned from a product pricing perspective.

We also have been positioning ourselves to expand beyond our existing ETP business by leveraging blockchain technology, digital assets and principles of DeFi to deliver transparency, choice and inclusivity to customers and consumers around the world. Our blockchain-native digital wallet, WisdomTree Prime, provides access to bitcoin, ether, tokenized gold and U.S. dollar tokens, as well as 13 Digital Funds, including a government money market fund and other digital funds offering asset allocation, fixed income and equity exposures. These products have been developed with the ability to be recorded and/or transferred on multiple public and/or permissioned blockchains with interoperability between blockchains. In addition, we were among the first to launch a spot bitcoin ETF in the United States. We believe this expansion complements our core competencies in a holistic manner, will diversify our revenue streams and contribute to our growth. Competition in the digital assets industry on a global basis is increasing, ranging from large, established financial incumbents to smaller, early-stage financial technology providers and companies. There are jurisdictions with more stringent and robust regulatory and compliance requirements than others which could impact the ability of a company to compete in the digital assets industry. We are embracing what we refer to as “responsible DeFi” for our anticipated and expanded products and services which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space. We remain committed to being a trusted provider of innovative products and services guided by proactive engagement and continued collaboration with current and new regulators.

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

Regulatory Framework of the ETP Industry and Digital Assets Business

ETPs

Not all ETPs are ETFs. ETFs are a distinct type of security with features that are different than other ETPs. ETFs are open-end investment companies or unit investment trusts regulated in the U.S. by the Investment Company Act of 1940, as amended, or the Investment Company Act. This regulatory structure is designed to provide investor protection within a pooled investment product. For example, the Investment Company Act requires that at least 40% of the Trustees for each ETF must not be affiliated persons of the fund’s investment manager, or Independent Trustees. If the ETF seeks to rely on certain rules under the Investment Company Act, a majority of the Trustees for that ETF must be Independent Trustees. ETFs generally operate under regulations that allow them to operate within the ETF structure, while ETFs also operate under regulations that prohibit affiliated transactions, are subject to standard pricing and valuation rules and have mandated compliance programs. ETPs can take a number of forms in addition to ETFs, including exchange-traded notes, grantor trusts or limited partnerships. In the U.S. market, a key factor differentiating ETFs, grantor trusts and limited partnerships from exchange-traded notes is that the former hold assets underlying the ETP. Exchange traded notes, on the other hand, are debt instruments issued by the exchange-traded note sponsor. Also, each of these structures has implications for taxes, liquidity, tracking error and credit risk.

Digital Assets

As we continue to make progress and pursue various initiatives in connection with our digital assets business, we believe it is necessary and important to do so in compliance with applicable laws and regulations. As a result, we are actively engaged with a variety of U.S. federal and state regulators (e.g., the SEC, FINRA, New York Department of Financial Services (NYDFS) and other state regulators) to secure, as necessary, or maintain the appropriate regulatory, registration and/or licensing approvals for various business initiatives and operations, including but not limited to: a New York state-chartered limited purpose trust company; money services and money transmitter business; limited purpose broker-dealer; transfer agent; investment adviser; and investment funds. As we seek to expand globally, similar approvals and/or reliance on exemptions will be required in applicable foreign markets, which also may involve approvals specific to a digital assets or related business. As we secure the appropriate regulatory, registration and/or licensing approvals, or otherwise rely on, seek or confirm exemptions therefrom, in connection with our digital assets business, we are and will be subject to a myriad of complex and evolving global policy frameworks and associated regulatory requirements that we need to comply with, or otherwise be exempt from, to ensure that our digital assets products and services are successfully brought to different markets in a compliant manner. We remain committed to being a trusted provider of innovative products and services guided by proactive engagement and regulatory collaboration.

U.S. Regulation

All aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect the end user, which may include retail and institutional customers, investment advisory clients and shareholders of registered investment companies. These laws generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of our business and to impose fines, sanctions or other penalties for failure to comply with these laws and regulations. Further, such laws and regulations provide the basis for examination, inquiry, investigation, enforcement action and/or litigation which could materially affect our business.

We are primarily subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:

•     The Investment Advisers Act of 1940 (Investment Advisers Act). The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. WisdomTree Asset Management, Inc., or WT Asset Management, and WisdomTree Digital Management, Inc., or WT Digital Management, two of our subsidiaries, are registered as investment advisers under the Investment Advisers Act and, as such, are regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including, among others, recordkeeping requirements, fiduciary duties, operational procedures, and registration, reporting and disclosure obligations.

•     The Investment Company Act of 1940 (Investment Company Act). All of our Digital Funds and U.S. listed ETFs are registered with the SEC pursuant to the Investment Company Act. These products must comply with the applicable requirements of the Investment Company Act and other regulations, such as those related to publicly offering and listing shares, as well as requirements of Rule 6c-11, or the ETF Rule, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure, transparency and governance. In addition, the SEC continues to take an active approach in its rulemaking activity by finalizing and proposing new rules and/or rule amendments under the Investment Company Act that will impact current and future Digital Fund and ETF operations and/or investments.

•     Broker-Dealer Regulations. WisdomTree Securities, Inc., or WT Securities, is a FINRA member firm. As a limited purpose broker-dealer, WT Securities is operating as a mutual fund retailer for the Digital Funds offered through WisdomTree Prime. This business is separate from other WisdomTree subsidiaries operating as Digital Fund and ETF sponsors in the U.S. which are not required to be registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended, or Exchange Act. However, many of our employees, including all of our salespersons, are licensed with FINRA and are registered either as associated persons of WT Securities or the distributor of the WisdomTree Digital Funds and U.S. listed ETFs and, as such, are subject to FINRA rules that relate to licensing, continuing education requirements and sales practices. FINRA rules also apply to our fund marketing and sales material.

•     Federal Money Services Business and State Money Transmission Laws. WisdomTree Digital Movement, Inc. is a money services business registered with the Financial Crimes Enforcement Network, or FinCEN, and a state licensed money transmitter operating a platform for the purchase, sale and exchange of digital assets, while also providing blockchain-enabled digital wallet services through WisdomTree Prime to facilitate such activity. Navigating state regulations across the U.S. provides compliance challenges and significant costs as regulations and expectations differ between states, with different states seeking to achieve different objectives with their regulations, from consumer protection to preventing money laundering. In addition, licensure requirements are quickly evolving (including regulators not permitting certain activities related to digital assets pursuant to such licenses), with the associated timeframes for licensure increasing and licensure being further complicated by recent market events and bankruptcies of firms in the digital assets space.

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

•     Products Exchange Listing Requirements. Each WisdomTree U.S. listed ETF is listed on a secondary market (each, an Exchange), including NYSE Arca, the NASDAQ Market and the Cboe Exchange, and accordingly is subject to the listing requirements of these Exchanges. Any new WisdomTree U.S. listed ETF will seek listing on an Exchange and also will need to meet continued Exchange listing requirements, which generally align with requirements of the ETF Rule. However, the SEC or an Exchange may ultimately determine not to allow the issuance of potential new WisdomTree U.S. listed ETFs or may require strategy or operational modifications as part of the registration and/or listing process.

•     Corporate Exchange Listing Requirements. In addition, our common stock is listed on the New York Stock Exchange and we are therefore also subject to its rules including corporate governance listing standards, as well as federal and state securities laws.

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

•     Section 17A of the Exchange Act. WisdomTree Transfers, Inc., or WT Transfers, is a transfer agent registered with the SEC. As a transfer agent, WT Transfers provides transfer agency and registrar services for the Digital Funds offered through WisdomTree Prime. WT Transfers’ transfer agency and registrar services are subject to Section 17A of the Exchange Act and applicable rules promulgated thereunder.

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

The ManJer Issuers are primarily subject to the following legislation and regulatory requirements:

•     The Companies (Jersey) Law 1991. Each ManJer Issuer is incorporated as a public limited liability company under the Companies (Jersey) Law 1991. Therefore, the ManJer Issuers are required to comply with various obligations under this law including, but not limited to, convening general meetings, keeping proper books and records and filing financial statements.

•     The Foreign Account Tax Compliance Act, or FATCA, a U.S. federal law that was passed as part of the Hiring Incentives to Restore Employment (HIRE) Act, generally requires that foreign financial institutions and certain other non-financial foreign entities report on the foreign assets held by their U.S. account holders or be subject to withholding on withholdable payments. The HIRE Act also contained legislation requiring U.S. persons to report, depending on the value, their foreign financial accounts and foreign assets. ETCs benefit from the so called “listing exemption” and Jersey local authorities have determined that for companies which can benefit from such exemption the filing of a nil report is optional.

•     The Common Reporting Standards, or CRS, were developed by the Organization for Economic Cooperation and Development and is a global reporting standard for the automatic exchange of information. The ManJer Issuers need to conduct FATCA style due diligence and annual local reporting in relation to financial accounts held directly and indirectly by residents of those jurisdictions with which the Foreign Financial Institutions (FFIs) jurisdiction of residence has signed an Intergovernmental Agreement (IGA) to implement the CRS. Unlike FATCA, there is no clear listing exemption available under the CRS so the ManJer Issuers are required to conduct full due diligence to identify such accounts and report on them on an annual basis to their local tax authorities, at least in respect of the certificated interests and primary market issuances. However, Jersey tax authorities have applied less onerous reporting obligations to interests such as ETCs that are regularly traded on an established securities market and are held through CREST, the U.K. based central securities depository.

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

•     Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4 July 2012 on OTC derivatives, central counterparties and trade repositories, known as the European Market Infrastructure Regulation (“EMIR”). EMIR, which became effective on August 16, 2012, provides for certain over-the-counter, or OTC, derivative contracts to be submitted to central clearing and imposes margin posting and other risk mitigation techniques, reporting and record keeping requirements. The clearing obligations under EMIR are still under discussion, and currently there are no mandatory clearing obligations in relation to equity, FX or commodity derivatives. The clearing obligation only applies to EU-based financial counterparties (defined as those authorized under MiFID, CRR, AIFMD, UCITS or insurance regulations) or those non-financial entities that have a rolling three-month notional exposure above a certain amount (between €1 and €3 billion, depending on asset class), which means that the ManJer Issuers are not directly subject to these obligations, but could indirectly be subject to them by virtue of their interaction with EU-based financial counterparties. In terms of reporting obligations, being non-EU entities, the ManJer Issuers are only indirectly subject to such obligations when they interact with their EU-based financial counterparties. Each ManJer Issuer has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc.

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

One of our subsidiaries, WisdomTree Management Limited, is an Ireland based management company authorized in Ireland providing collective portfolio management services to WisdomTree Issuer ICAV, or WTICAV, and WisdomTree UCITS ETFs. The WisdomTree UCITS ETFs, or Sub-Funds, are issued by WTICAV. WTICAV, a non-consolidated third party, is an Irish-collective-asset-management vehicle, or ICAV, organized in Ireland and is authorized as a UCITS by the Central Bank. All UCITS have their basis in EU legislation and once authorized in one EEA Member State, may be marketed throughout the EU, without further authorization. This is described as an EU passport. WisdomTree Management Limited registered with the FCA as an Authorised Schedule 5 – operator of a temporary recognized scheme, and under the Temporary Marketing Permissions Regime, the WisdomTree UCITS ETFs continue to be available to U.K. investors.

WTICAV is established and operated as an ICAV with segregated liability between its Sub-Funds. The Sub-Funds are segregated portfolios, each with their own investment objective and policies and assets. Each Sub-Fund has a separate approval from the Central Bank, and each is structured as an ETF. Each Sub-Fund tracks a different index. The index must comply with regulatory criteria that govern, among others, the eligibility and diversification of its constituents, and the availability of information on the index such as the frequency of calculation of the index, the index’s transparency, its methodology and frequency of calculation. Each Sub-Fund has shares admitted to trading on the London Stock Exchange and, typically, on various European stock exchanges, and accordingly, is subject to the listing requirements of those exchanges.

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

•     Regulation on Disclosures (EU/2019/2088) (“SFDR”) and the EU Taxonomy Regulation (2020/852) (“EU Taxonomy”). SFDR requires WisdomTree Management Limited, as a UCITS management company, to disclose in a consistent and harmonized manner how environmental, social and governance, or ESG, factors are adopted in its decision-making process. SFDR also requires certain pre-contractual and periodic disclosure requirements for in scope WTICAV’s Sub-funds, such as UCITS financial products. Level 1 of SFDR requirements applied from March 1, 2021 and Level 2 of the SFDR requirements applied from January 1, 2023. The EU Taxonomy Regulation amends the disclosure requirements in place under SFDR. The EU Taxonomy disclosures for the economically sustainable objectives of climate change mitigation and climate change adaptation were applicable from January 1, 2022, while the requirement for disclosures for the remaining objectives applied from January 1, 2023. The WTICAV Prospectus, as well as supplements and product pages of the WTICAV Sub-funds in scope of SFDR and EU Taxonomy, have been updated to reflect the respective regulatory requirements.

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

Irish-Domiciled Issuer (Managed by WisdomTree Multi Asset Management Limited)

One of our subsidiaries, WisdomTree Multi Asset Management Limited, is a Jersey based management company providing investment and other management services to WisdomTree Multi Asset Issuer PLC, or WMAI, in respect of the ETPs issued by WMAI. WisdomTree Multi Asset Management Limited operates under the Schedule 2 businesses (Schedule 2 of the Proceeds of Crime (Jersey) Law 1999) must adhere to Jersey AML/CFT/CPF regulations, and is supervised for compliance by the JFSC. WMAI, a non-consolidated third party, is a public limited company incorporated in the laws of Ireland. It was established as a special purpose vehicle for the purposes of issuing collateralized exchange-traded securities, or ETP Securities, under the Collateralized ETP Securities Programme described in its Base Prospectus. WMAI is a ‘qualifying company’ within the meaning of section 110 of the Taxes Consolidation Act 1997 (as amended), of Ireland. WMAI is not authorized or regulated by the Central Bank by virtue of issuing ETPs.

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

•     BMR. Since WMAI issues financial instruments that reference a benchmark, it also will be required to comply with applicable obligations within the timeframes set out under the BMR.

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

Intellectual Property

We regard our name, WisdomTree, as material to our business and have registered the WisdomTree name and logo design as a service mark with the U.S. Patent and Trademark Office and in various foreign jurisdictions. We also have registered Modern Alpha as a service mark with the U.S. Patent and Trademark Office and in various foreign jurisdictions and have applied for trademark registration of the WisdomTree Prime name and logo design.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, SEC filings, investor events and press and earnings releases on our investor relations website. Further corporate governance information, including board committee charters and our code of business conduct and ethics, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We are subject to risks arising from declining prices of securities, gold and other precious metals and other commodities, which may result in a decrease in demand for investment products, a higher redemption rate and/or a decline in AUM. The financial markets are highly volatile and prices for financial assets may increase or decrease for many reasons, including general economic conditions, trade uncertainties, rising or falling interest rates, the strengthening or weakening of the U.S. dollar, events such as a pandemic or war, geopolitical conflicts, political events, acts of terrorism and other matters beyond our control. Substantially all our revenues are derived from advisory fees earned on our AUM, in both the international and U.S. markets. As a result, our business can be expected to generate lower revenues in declining market environments or general economic downturns. Such adverse conditions would likely cause the value of our AUM to decrease, which would result in lower advisory fees, or cause investors in the WisdomTree ETPs to sell their shares in favor of investments they perceive to offer greater opportunity or lower risk, thus triggering redemptions that would also result in decreased AUM and lower fees.

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

At December 31, 2023, 54% of our AUM was concentrated in ten of our WisdomTree ETPs with approximately 18% in three of our domestic equity ETFs, 17% in the WisdomTree Floating Rate Treasury Fund, or USFR, 10% in three of our precious metal products, 6% in two of our emerging markets ETFs, and 3% in one of our international developed market equity ETPs. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

Declining commodity prices, and gold prices in particular, including as a result of changes in demand for commodities and gold as an investment, could materially and adversely affect our business.

At December 31, 2023, approximately 12% of our AUM were in ETPs backed by gold and approximately 10% were in ETPs backed by other commodities. Precious metals such as gold are often viewed as “safe haven” assets as they tend to attract demand during periods of economic and geopolitical uncertainty. Accommodative monetary policies are also favorable as the opportunity cost of forgoing investment in interest-bearing assets is low. Market conditions that are not conducive to investment in precious metals, such as a rising interest rate environment, may lead to declining prices that are linked to our ETPs and thereby adversely affect our AUM and revenues. We cannot provide any assurance that our products backed by precious metals will benefit from favorable market conditions. In addition, changes in long-term demand cycles for commodities generally and cyclicality in demand for commodities as an investment asset, could reduce demand for certain of our products, limit our ability to successfully launch new products and also may lead to redemptions by existing investors.

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

At December 31, 2023, approximately 29% and 15% of our AUM was held in products with exposure to the U.S. and international developed markets, respectively. Therefore, the success of our business is closely tied to various conditions in these markets which may be affected by domestic and foreign political, social and economic uncertainties, monetary policies conducted in these regions and other factors.

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

Third-Party Provider Risks

We primarily depend on Mellon Investments Corporation, Newton Investment Management North America, LLC and Voya Investment Management Co., LLC to provide portfolio management services, State Street Bank and Trust Company to provide us with critical administrative services to operate our business and our U.S. listed ETFs, and other third parties to provide many other critical services to operate our business and our U.S. listed ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm investors in our products.

We depend on third-party vendors to provide us with many services that are critical to operating our business, including Mellon Investments Corporation, Newton Investment Management North America, LLC and Voya Investment Management Co., LLC as sub-advisers providing portfolio management services, and State Street Bank and Trust Company, or State Street, to provide custody services, fund accounting, administration, transfer agency and securities lending services. We also rely on third-party providers to license indexes to certain of our U.S. listed ETFs, perform index calculation services for our indexes and a third-party distributor for our products. The failure of any of these key vendors to provide us and our products with these services could lead to operational issues and result in financial loss to us and investors in our products.

We depend on HSBC and JP Morgan to provide us with critical physical custody services for precious metals that back our ETCs. The failure of HSBC and JP Morgan to adequately safeguard the physical assets could materially adversely affect our business and harm investors in our products.

We depend on HSBC and JP Morgan to provide us with critical physical custody services for precious metals that back our ETCs. Such products that are backed by physical metal are subject to risks associated with the custody of physical assets, including the risk that access to the metal held in the secure facilities managed by HSBC and JP Morgan could be restricted by a pandemic (such as the COVID-19 pandemic), natural events (such as an earthquake) or human actions (such as a terrorist attack). In addition, there is a risk that the physical metal could be lost, stolen, damaged or restricted. The failure of HSBC and JP Morgan to successfully provide us with these services could result in financial loss to us and investors in our products and our recovery of any losses from a custodian, sub-custodian or insurer may be inadequate.

We depend on Swissquote Bank Ltd and Coinbase Custody Trust LLC to provide us with critical custody services for digital currencies that back WisdomTree digital assets. The failure of Swissquote and/or Coinbase to adequately safeguard these digital assets could materially adversely affect our business and harm investors in this product.

We depend on Swissquote Bank Ltd and Coinbase Custody Trust LLC to provide us with critical custody services for digital currencies that back WisdomTree digital assets. Products that are backed by digital currencies are subject to the risks associated with the custody of digital assets, including the risk that the digital currencies or the blockchain infrastructure could be impacted by hacks or other malicious actions. WisdomTree Issuer X Limited is reliant on the security procedures and infrastructure of the custodian to safeguard the underlying digital currency cryptographic keys. There is no guarantee that the arrangements of the custodian will fully protect from loss of assets. Damage to the infrastructure or loss of these assets may render the digital currency inaccessible and adversely impact the value of an investment in digital assets. The digital currencies may also be exposed to the Internet briefly before reaching the secure accounts of the custodian. There are additional risks involved with an investment backed by digital currencies such as changes to the protocol (such as forks) which could damage the reputation of digital assets or result in losses for investors. The risks associated with digital currencies and the failure of the custodian to safeguard the underlying assets could result in financial loss to us and investors in our products and our recovery of any losses from a custodian may be inadequate. The custodians perform additional services to crypto ETPs that may derive additional revenue by delegating a part of our assets to validate transactions on the relevant blockchain (“staking”). There are certain operational and technological risks associated with staking such as penalties due to bad validator behavior. Operational and technical errors in the context of staking could damage the reputation of digital assets or result in losses for investors.

We depend on R&H Fund Services (Jersey) Limited in respect of the products issued by our Jersey-domiciled issuers, or ManJer Issuers, of ETCs (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of products issued by WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WMAI and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs to provide us with critical administrative services to those products. The failure of any of those providers to adequately provide such services could materially affect our operating business and harm investors in those products.

We depend on R&H Fund Services (Jersey) Limited in respect of the products issued by the ManJer Issuers (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of products issued by WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WMAI and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs, to provide fund accounting, administration and, transfer agency services, as well as custody services in the case of the WisdomTree UCITS ETFs. The failure of any service provider to successfully provide these services could result in financial loss to the products, us and investors in those products. In addition, because each of the service providers provides a multitude of important services, changing these vendor relationships would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with other vendors or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to another vendor or vendors.

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

Failure of third-party vendors to maintain sufficient internal controls could adversely affect us.

If a third-party vendor fails to develop and maintain sufficient internal control processes or adequate data privacy controls and security systems, such failure could adversely affect us. For example, we have been notified of a deficiency in the internal controls of a third-party vendor of software we utilize in our accounting processes. We have identified sufficient mitigating controls to alleviate the deficiency and do not believe the third-party’s deficiency has a material impact on our operations or financial reporting. Any internal control failures that may arise in the future could adversely affect us if not sufficiently mitigated.

The products issued by our European business are subject to counterparty risks.

The products issued by our European business depend on the services of counterparties, custodians and other agents and are therefore subject to a variety of counterparty risks, which are detailed above. Products issued by WMAI, certain WisdomTree UCITS ETFs and certain products issued by the ManJer Issuers are backed by swap, derivative or similar arrangements, which are subject to risks associated with the creditworthiness of their counterparties, including the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the relevant arrangement (whether or not bona fide) or because of a credit, liquidity, regulatory, tax or operational problem. Any deterioration of the credit or downgrade in the credit rating of a counterparty, or the custodian holding the collateral, could cause the associated products to trade at a discount to the value of the underlying assets.

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

We have developed risk management policies and procedures and we continue to refine them as we conduct our business. Many of our procedures involve oversight of third-party vendors that provide us with critical services such as portfolio management, custody, fund accounting and administration, and index calculation as further described in “Third-Party Provider Risks” above. However, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure. Deficiencies in the risk management policies and procedures, internal systems and controls of our third-party vendors may adversely affect our systems and controls. Moreover, we are subject to the risks of errors and misconduct by our employees, including fraud and non-compliance with policies. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. Although we maintain insurance and use other traditional risk-shifting tools, such as third-party indemnification, to manage certain exposures, they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. If our policies and procedures do not adequately protect us from exposure and our exposure is not adequately covered by insurance or other risk-shifting tools, we may incur losses that would adversely affect our financial condition and could cause a reduction in our revenues as investors in our products shift their investments to the products of our competitors.

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

Several ETP sponsors with whom we directly compete continue to migrate toward offering low and no fee products targeting gains in market share. Price competition exists in not only commoditized product categories such as traditional, market capitalization weighted index exposures and commodities, but also in non-market capitalization weighted or factor-based exposures and commodities. Fee reductions by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend. Certain larger competitors are able to offer products at lower price points or otherwise as loss leaders due to other revenue sources available within such competitor that are unavailable to us. Newer players have also been entering the ETP industry and frequently seek to differentiate by offering ETPs at a lower price point. Funds are being offered with fees of 20 basis points or less, which have attracted approximately 80% of the net flows globally during the last three years. Fee reduction by certain of our competitors has been a trend over the last few years and continues to persist and many of our competitors are well positioned to benefit from this trend.

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

We believe that due to the continuing evolution of the competitive landscape described above, we have experienced, and may in the future experience, pressures on our pricing and market share, which could reduce our revenues and profit margins.

We rely on third-party distribution channels to sell our products, and increased competition, a failure to maintain business relationships and other factors could adversely impact our business.

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

We have launched products in Europe that are indexed to baskets of cryptocurrencies or that may allow for staking. We have outsourced the administrator, transfer agent and custodial functions for these products. While we typically outsource portfolio management services to third-party sub-advisers for our products, in this case, we instead act as determination agent and place buy and sell orders directly with a broker to rebalance these crypto basket ETPs in line with the indices. These rebalances typically occur quarterly. Expanding trading volumes may increase the risk of trading errors. The failure of any of our vendors to provide us and our products with the outsourced services and our failure to correctly place trade orders could lead to operational issues and result in financial loss to us and/or investors in our products. For products through which we derive additional revenue by staking, we operationally delegate the relevant assets to validators in our role as determination agent. Operational errors in the process could materially affect our business and harm investors in these products. In addition, staking features, such as lock-up periods, staking reward payout periods and reward amounts, are not necessarily fixed over time and can cause liquidity risk or delay the standard settlement period. This may cause redemptions to be delayed and may result in a financial loss to investors.

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

We are dependent upon the effectiveness of our own, and our vendors’, information security policies, procedures and capabilities to protect the technology systems used to operate our business, to protect the data that reside on or are transmitted through them and to maintain adequate internal controls. Although we and our third-party vendors take protective measures to secure information, our and our vendors’ technology systems have experienced cybersecurity threats and may still be vulnerable to unauthorized access, computer viruses or other events that could result in inaccuracies in our information or system disruptions or failures, which could materially interrupt or damage our operations. These risks have increased with the launch of the WisdomTree Prime mobile application and may continue to increase in the future as the mobile application’s availability expands. In addition, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products, which could affect our business. Any inaccuracies, delays, system failures or breaches, or advancements in technology, and the cost necessary to address them, could subject us to client dissatisfaction and losses or result in material financial loss, regulatory violations, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.

Human Capital Risks

Our ability to operate effectively could be impaired if we fail to retain or recruit key personnel.

The success of our business is highly dependent on our ability to attract, retain and motivate highly skilled, and sometimes highly specialized, employees, including in particular, operations, product development, research, technology, sales and marketing personnel. Our U.S. employees generally may voluntarily terminate their employment at any time. The market for these individuals is extremely competitive and is likely to become more so as additional investment management firms enter the ETF industry and as the digital assets market continues to develop. Our compensation methods may not enable us to recruit and retain required personnel. For example, price volatility in our common stock may impact our ability to effectively use equity grants as an employee compensation incentive. Also, we may need to increase compensation levels, which would decrease our net income or increase our losses. If we are unable to retain and attract key personnel, it could have an adverse effect on our business, our results of operations and financial condition.

Expense and Cash Management Risks

Our expenses are subject to fluctuations that could materially affect our operating results.

Our results of operations are impacted by the magnitude of our expenses and may fluctuate as a result of inflation, as well as discretionary spending, including additional headcount, accruals for incentive compensation, marketing, advertising, sales and other expenses we incur in connection with our operations. We also have launched our digital assets business and expenses ultimately incurred in the near and long-term may be higher than anticipated. Accordingly, fluctuations in our expenses could materially affect our operating results and may vary from quarter to quarter.

Legal and Regulatory Risks

Compliance with extensive, complex and changing regulation imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

We are subject to extensive regulation of our business and operations. One of our U.S. subsidiaries, WT Asset Management, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act, with respect to the WisdomTree U.S. listed ETFs for which WT Asset Management acts as investment adviser. WT Asset Management is also a member of the NFA and registered as a commodity pool operator for certain of our ETFs. As a commodity pool operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and of our sales force in the U.S. regarding our U.S. listed ETFs is subject to the regulatory authority of FINRA. The SEC also has recently adopted rule amendments that are designed to modernize sales and marketing materials and, as a result, impact marketing materials. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our products that invest in securities of issuers in foreign countries, in the marketing, offer and/or sales of our products in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our ETPs issued by the ManJer Issuers, UCITS ETFs and ETPs issued by WMAI. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our or our ETPs’ failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us, our personnel or our ETPs is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us, our personnel or our ETPs by regulators could harm our reputation and thus result in redemptions from our products and impede our ability to retain and attract investors in WisdomTree ETPs, all of which may reduce our revenues.

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

The regulatory environment in which we operate also is subject to modifications and further regulation. Concerns have been raised at various times about ETFs’ possible contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. In addition, the SEC recently approved a broad set of rules regarding data reporting and fund liquidity, fund valuation and funds’ use of derivatives, which are imposing additional expense and require additional administrative services and requirements, among other matters, in seeking to comply with these rules. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us or investors in our products also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Compliance with new laws and regulations may result in increased compliance costs and expenses.

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

From time to time, we may be subject to litigation. In any litigation in which we are involved, we may be forced to incur costs and expenses to defend ourselves or to pay a settlement or judgment or comply with any injunctions in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, an unfavorable outcome in any such litigation, including actual and potential claims by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €23.6 million ($26.1 million), could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Note 14 to our Consolidated Financial Statements for additional information.

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

We have been issued trademark and other intellectual property rights, but may not be able to enforce or protect such intellectual property rights, which may harm our business.

Although we have trademarks, including the marks WisdomTree®, WisdomTree Prime™ and Modern Alpha®, and other intellectual property rights that are registered in the U.S. and certain other countries, including a patent relating to our index methodology and the operation of our ETFs, our ability to enforce such intellectual property rights is subject to general litigation risks. If we cannot successfully enforce our intellectual property rights, we may lose the value of our brand and business reputation. If we seek to enforce our rights, we could be subject to litigation, including challenges to our registered intellectual property right and claims that our intellectual property right is invalid or is otherwise not enforceable in jurisdictions where our intellectual property right is not registered. Furthermore, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may be subject to the risks described in the immediately preceding risk factor entitled “We may from time to time be subject to claims of infringement of third-party intellectual property rights, which could harm our business.”

Digital Assets Risks

As we endeavor to expand our digital assets product offerings and services beyond our existing ETP business, we believe the risks associated with our digital assets business include, but are not limited to, the following risks:

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

New product risks

We have and may continue to spend substantial time and resources developing our digital assets product offerings and services. If these products and initiatives are not successful, or their implementation or launches are delayed, including in connection with our inability to obtain new product regulatory approvals, we may not be able to offset their costs, which could have an adverse effect on our business, reputation, financial condition and operating results.

Our digital assets business subjects us to risks similar to those associated with any new product offerings, including, but not limited to, our ability to accurately anticipate market demand and adoption, technical issues with the operation of the products, and legal and regulatory risks as discussed herein. Substantial risks and uncertainties are associated with the introduction of new products and services, including rapid technological change in the industry, significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices, protection of intellectual property and other confidential information, the competition for employees with the necessary expertise and experience, and producing sales and other materials that fully and accurately describe the product or service and its underlying risks and that are compliant with applicable regulations. New products or services may fail to operate or perform as expected and may not produce anticipated efficiencies, savings or benefits. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses and third-party claims, which may result in the recognition of financial statement liabilities.

Failure to successfully manage these risks in the development and implementation of our digital assets business could have a material adverse effect on our business, reputation, financial condition and operating results.

Outsourced service provider risks

We rely on third-party service providers in connection with different facets of our digital assets business, including but not limited to custodial arrangements, blockchain and wallet infrastructure, banking relationships, cloud computing, payment platforms and processors, data infrastructure, customer support, compliance support and product development, including mobile application development, all of which are critical to the success of our digital assets business. In addition, we have partnered with a financial institution to provide co-branded debit cards to retail customers. The loss of, or interruption of service from, a critical third-party service provider could adversely impact our digital assets business, operating results and financial condition. We may incur significant costs to resolve any such disruptions in service. In addition, such third-party service providers may be subject to financial, legal, regulatory and labor issues, data security and cybersecurity incidents, denial-of-service attacks, sabotage, privacy breaches or violations, fraud and other misconduct, which could directly or indirectly have an impact on our digital assets products and services. If any third-party service provider fails to adequately or appropriately render services or fails to meet its contractual requirements (including compliance with applicable laws and regulations), we could be subject to regulatory enforcement actions and claims from third parties (including our customers), and suffer economic and reputational harm that could have an adverse effect on our digital assets business, operating results and financial condition.

Cybersecurity risks

The use of various technologies is vital to our digital assets business and will become more prevalent, which will make us more susceptible to operational and data security risks resulting from a breach in cybersecurity, including cyberattacks. A breach in cybersecurity, intentional or unintentional, may have an adverse impact on our digital assets business in many ways, including but not limited to, the loss or destruction of proprietary information, theft or corruption of data, denial-of-service attacks on websites or network resources, and the unauthorized release or misuse of confidential information.

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

In addition, we are actively engaged with a variety of U.S. federal and state regulators (e.g., the SEC, FINRA, NYDFS and other state regulators) to secure, as necessary, or maintain the appropriate regulatory, registration and/or licensing approvals for various business initiatives and operations, including but not limited to: a New York state-chartered limited purpose trust company; money services and money transmitter business; limited purpose broker-dealer; transfer agent; investment adviser; and investment funds. For example, we are licensed as a money transmitter or the equivalent in many U.S. states and the District of Columbia, but we may be unable to obtain such licenses in all U.S. states (including in the state of New York) or may experience significant delays, and this could have an adverse effect on our digital assets business. As we seek to expand globally, similar approvals and/or reliance on exemptions will be required in applicable foreign markets, which also may involve approvals specific to a digital assets or related business. As we secure the appropriate regulatory, registration and/or licensing approvals, or otherwise rely on, seek or confirm exemptions therefrom, in connection with our digital assets business, we are and will be subject to a myriad of complex and evolving global policy frameworks and associated regulatory requirements that we need to comply with, or otherwise be exempt from, to ensure our digital assets products and services are successfully brought to different markets in a compliant manner. Failure to secure and/or comply with any such approvals and exemptions could result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate our digital assets business, and have an adverse effect on our digital assets business.

Blockchain infrastructure risks

The consensus or governance mechanisms of blockchain networks are subject to change and malfunctions and may not receive adequate adoption from users and miners, which could negatively impact the blockchain network’s ability to scale and improve programmability, transparency, auditability and security. In addition, blockchain networks face significant challenges in connection with the volume, speed, security and cost of transactions, and their efforts to increase or enhance such characteristics of the blockchain network may not be successful or adversely affect other characteristics of the blockchain network. If the digital asset awards for verifying and confirming transactions on a blockchain network are not sufficiently high to incentivize miners, miners may cease to verify and confirm such transactions or otherwise demand higher fees, which could negatively affect the value of a digital asset.

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

Anti-Money Laundering (“AML”) risks

The decentralized infrastructure and anonymous or pseudonymous nature of digital assets could facilitate and create the opportunity for money laundering and terrorist financing activities, thereby circumventing certain anti-money laundering and counter terrorist financing laws and regulations designed to prevent financial crimes which could negatively impact our digital assets business. In addition, certain aspects of our digital assets business will have significantly greater anti-money laundering risk, including risk of fines or sanctions, than our historical ETP business due to the greater number of potential customers, which may also include customers considered to be higher risk and/or customer types considered to be higher risk, for which anti-money laundering and related obligations will apply.

Data privacy risks

In connection with the products or services offered by our digital assets business, we may collect, store, process, or transmit nonpublic information (including personally identifiable information and sensitive personally identifiable information) of a customer or consumer to a significantly greater extent than in our historical ETP business. Any change or failure to comply with data privacy laws or regulations related to the collection, processing, use and storage of such nonpublic information could materially affect our digital assets business and overall financial health.

Other risks

The risk of loss in purchasing, selling, trading, using or holding digital assets can be substantial. The price and liquidity of digital assets may be subject to high degrees of volatility resulting in large deviations or fluctuations from normalized levels. There is also heightened custodial risk due to the unique safekeeping attributes associated with public and private keys of digital assets.

Other Company Risks

Responding to actions of activist stockholders against us has been costly and the possibility that activist stockholders may wage proxy contests or seek representation on our Board of Directors in the future may be disruptive and cause uncertainty about the strategic direction of our business.

During fiscal years 2022 and 2023, we were the target of stockholder activism whereby a certain investor, acting together with other investors during 2022 (the “Investor Group”) and acting alone during 2023 (the “Investor”), notified us of their intention to nominate director candidates to stand for election to the Board of Directors at the 2022 and 2023 Annual Meetings of Stockholders. On May 25, 2022, we entered into a cooperation agreement (the “Cooperation Agreement”) with the Investor Group whereby we agreed, among other things, to increase the size of our Board of Directors by two to a total of nine directors and appoint two nominees proposed by the Investor Group. At the 2023 Annual Meeting of Stockholders, our stockholders elected five of our six nominees to the Board of Directors and one of three nominees proposed by the Investor. Responding to actions by the Investor and the Investor Group has been costly and actions by activist stockholders to seek representation on our Board of Directors in the future may similarly impact us.

Activist stockholders, such as the Investor, may from time to time attempt to effect changes in our strategic direction, and in furtherance thereof, may seek changes in how our Company is governed. Our Board of Directors and management strive to maintain constructive, ongoing communications with our stockholders, including the Investor, and welcome their views and opinions with the goal of enhancing value for all stockholders. However, an activist campaign that seeks to replace members of our Board of Directors or changes in our strategic direction could have an adverse effect on us because:

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

A change of control of our Company would automatically terminate our investment management agreements relating to the WisdomTree U.S. listed ETFs and Digital Funds, unless the Board of Trustees of the WisdomTree Trust, WisdomTree Digital Trust and shareholders of each voted to continue the agreements. A change in control could occur if a third party were to acquire a controlling interest in our Company.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board must vote to continue such an agreement following any such assignment and the shareholders of the WisdomTree Trust and WisdomTree Digital Trust must approve the assignment. The cost of obtaining such shareholder approval can be significant and ordinarily would be borne by us. Similarly, under the Investment Advisers Act, a client’s investment management agreement may not be “assigned” by the investment adviser without the client’s consent.

An investment management agreement is considered under both acts to be assigned to another party when a controlling block of the adviser’s securities is transferred. Under both acts, there is a presumption that a stockholder beneficially owning 25% or more of an adviser’s voting stock controls the adviser and conversely a stockholder beneficially owning less than 25% is presumed not to control the adviser. In our case, an assignment of our investment management agreements may occur if a third party were to acquire a controlling interest in our Company. We cannot be certain that the Trustees of the WisdomTree Trust and WisdomTree Digital Trust would consent to assignments of our investment management agreements or approve new agreements with us if a change of control occurs. And even if such approval were obtained, approval from the shareholders of the WisdomTree Trust and WisdomTree Digital Trust would be required to be obtained; such approval could not be guaranteed and even if obtained, likely would result in significant expense. This restriction may discourage potential purchasers from acquiring a controlling interest in our Company.

Our revenues could be adversely affected if the Independent Trustees of the WisdomTree Trust or WisdomTree Digital Trust, as applicable, do not approve the continuation of our advisory agreements or determine that the advisory fees we receive from the WisdomTree U.S. listed ETFs or Digital Funds should be reduced.

Our revenues are derived primarily from investment advisory agreements with related parties. Our advisory agreements with the WisdomTree Trust and WisdomTree Digital Trust, and the fees we collect from the WisdomTree U.S. listed ETFs and Digital Funds are subject to review and approval by the Independent Trustees of the WisdomTree Trust and WisdomTree Digital Trust, as applicable. The advisory agreements are subject to initial review and approval. After the initial two-year term of the agreement for each ETF or Digital Fund, the continuation of such agreement must be reviewed and approved at least annually by a majority of the Independent Trustees. In determining whether to approve the agreements, the Independent Trustees consider factors such as the nature and quality of the services provided by us, the fees charged by us and the costs and profits realized by us in connection with such services, as well as any ancillary or “fall-out” benefits from such services, the extent to which economies of scale are shared with the WisdomTree U.S. listed ETFs or Digital Funds, and the level of fees paid by other similar funds. Our revenues would be adversely affected if the Independent Trustees do not approve the continuation of our advisory agreements or determines that the advisory fees we charge to any particular fund are too high, resulting in a reduction of our fees.

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

We currently have outstanding $150.0 million of 3.25% convertible senior notes due 2026 and $130.0 million in aggregate principal amount of 5.75% convertible senior notes due 2028, which we collectively refer to as the Convertible Notes. Holders of the Convertible Notes have the right to require us to repurchase their notes upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events (each, a “fundamental change”), at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, as described in the respective indentures between us and the trustee. In addition, upon conversion of the Convertible Notes, we will be required to make cash payments in respect of the notes being converted as described in the indentures. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Further, if the fundamental change also constitutes a change of control under the Certificate of Designations for our Series A Preferred Stock and we are required to make other redemption payments as a result of the change of control, we would be required to satisfy that obligation before making any payments on the notes. Our failure to repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and liquidity.

We currently have outstanding $150.0 million in aggregate principal amount of 3.25% convertible senior notes due 2026 and $130.0 million in aggregate principal amount of 5.75% convertible senior notes due 2028, which we collectively refer to as the Convertible Notes. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option, as described in the indentures. If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity.

Series A Non-Voting Convertible Preferred Stock issued in connection with the ETFS Acquisition contain redemption rights, which, if triggered, could materially impact our financial position.

In connection with the ETFS Acquisition, we issued 14,750 shares of Series A Non-Voting Convertible Preferred Stock, or Series A Preferred Stock, to ETFS Capital, which are convertible into 14,750,000 shares of our common stock, subject to certain restrictions. ETFS Capital also has redemption rights for the Series A Preferred Stock to protect against corporate events such as our having an insufficient number of shares of authorized common stock to permit full conversion and if, upon a change of control of us, ETFS Capital does not receive the same amount per share of Series A Preferred Stock that it would have received had these shares been converted prior to a change of control. Any such redemption will be at a price per share of Series A Preferred Stock equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. The redemption value of the Series A Preferred Stock was $96.9 million at December 31, 2023.

Future issuances of our common stock or equity-linked securities could lower our stock price and dilute the interests of existing stockholders.

We may issue additional shares of our common stock or equity-linked securities in the future, either in connection with an acquisition or for other business reasons. The issuance of a substantial amount of common stock or equity-linked securities could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock or equity-linked securities in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement, could have a material adverse effect on the market price of our common stock.

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

Our stockholder rights plan, or “poison pill,” includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

On June 16, 2023, our stockholders voted to ratify the adoption by our Board of Directors of the Stockholder Rights Agreement, dated March 17, 2023 and subsequently amended on May 4, 2023 and on May 10, 2023 (as amended, the “Stockholder Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. The Stockholder Rights Agreement was adopted in response to stockholder activism concerns and is intended to protect the Company and its stockholders from efforts by a single stockholder or group of stockholders to obtain control of the Company without paying a control premium through a number of recognized stockholder protections. Generally, the Stockholder Rights Agreement works by causing substantial dilution to any person or group (other than specified exempt persons) that acquires 10% (or 20% in the case of passive stockholders) or more of the shares of common stock without the approval of the Board of Directors (such person or group, an “Acquiring Person”) through the issuance of “Rights” to stockholders of record as of, and subsequent to, the close of business on March 28, 2023, which Rights entitle the registered holders thereof (other than the Acquiring Person) to receive additional shares of our common stock upon exercise of such Rights. As a result, the overall effect of the Stockholder Rights Agreement may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving our Company that is not approved by the Board of Directors even if the offer may be considered beneficial by some stockholders. The Rights will expire at the close of business on March 16, 2024, unless previously redeemed or exchanged by the Company. See Note 19 to our Consolidated Financial Statements for additional information.

The payment of dividends to our stockholders and our ability to repurchase our common stock is subject to the discretion of our Board of Directors and may be limited by our financial condition and any applicable laws.

Any determination as to the payment of dividends or stock repurchases, as well as the level of such dividends or repurchases, will depend on, among other things, general economic and business conditions, our level of AUM, our strategic plans, our financial results and condition, limitations associated with new credit facilities or other agreements that could limit the amount of dividends we are permitted to pay or the stock we may repurchase, and any applicable laws, including the Inflation Reduction Act, which includes an excise tax that would impose a 1% surcharge on stock repurchases. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient income from our business, we may need to reduce or eliminate the payment of dividends on our common stock or cease repurchasing our common stock. Any change in our stock repurchases or the level of our dividends or the suspension of the payment thereof could adversely affect our stock price.

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

ITEM 1C.   CYBERSECURITY

Cybersecurity Risk Management and Strategy

Under the oversight of our Board of Directors, we have implemented and maintain cybersecurity risk management policies and procedures that include processes for the identification, assessment and treatment through mitigation, transfer, avoidance and/or acceptance of cybersecurity risks.

Our cybersecurity risk management policies and procedures are informed by industry standards, and they are designed to address cybersecurity risks identified by external auditors and assessors, threat intelligence providers, internal stakeholders, vulnerability management programs and security management programs. Our team of information technology and cybersecurity professionals, led by our Chief Information Officer, or CIO, manages and maintains remediation strategies for identified cybersecurity risks and regularly reports on such risks to senior management, including our Governance Committee as described below.

Our cybersecurity risk management program is designed to be aligned with our business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational and financial risk. Key elements of our cybersecurity risk management program include:

•     periodic risk assessments designed to help identify cybersecurity risks to our critical systems, information, products, services and our broader enterprise information technology environment;

•     a security and infrastructure team principally responsible for managing our cybersecurity risk assessment processes, our security controls and our response to cybersecurity incidents;

•     the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•     employee training and awareness programs that include periodic and ongoing assessments in an effort to drive adoption and awareness of cybersecurity processes and controls;

•     a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•     processes to evaluate cybersecurity risks posed by critical third-party vendors, including through the use of security questionnaires.

Additionally, as a public company, we are subject to Sarbanes-Oxley (SOX) requirements and must undergo independent audits of Information Technology General Controls (ITGC) in support of Internal Control over Financial Reporting (ICFR). These audits assess key information security and cybersecurity risks in the environment that may affect the confidentiality, integrity and availability of financial reporting systems and data. If any control deficiencies that represent material cybersecurity risks were identified, those would be reported to the Audit Committee, and the results of these evaluations would be considered in the overall audit opinion for the Company.

Governance Related to Cybersecurity Risks

Our cybersecurity risk management program and related operations and processes are directed by our CIO. Currently, the CIO role is held by an individual who has been in the role for over nine years, has over 22 years of cybersecurity, information technology and systems engineering experience, and has advanced training in the field of technology.

The CIO is a member of our Governance Committee and regularly reports on cybersecurity risk management to other members of the Governance Committee comprised of the Company’s senior executive officers. The Governance Committee oversees the prioritization and escalation of risks from cybersecurity threats and is responsible for strategy, operations, financial management, information technology, compliance, legal, administration and corporate governance. The members of the Governance Committee collectively possess experience in these areas, including cybersecurity and risk management.

The Audit Committee oversees our management of cybersecurity risks. Pursuant to the Audit Committee charter, the Audit Committee is responsible for discussing cybersecurity-related risks with management and the steps management has taken to monitor and control such risks, including our risk assessment and risk management policies. The CIO regularly reports to the Audit Committee on our cybersecurity risks, and the chair of the Audit Committee reports on these discussions with the full Board of Directors. In addition, the CIO provides periodic reports to our Board of Directors.

While we have not, as of the date of this Report, experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. For information regarding cybersecurity risks that may materially affect our Company, see “Item 1A. Risk Factors” included in this Report.

ITEM 2.    PROPERTIES

Our principal executive office is located at 250 West 34th Street, 3rd Floor, New York, New York, pursuant to a license agreement that expires in April 2025, with the option to terminate in April 2024. This reduced footprint, as compared to our prior headquarters, better aligns with the number of employees expected to collaborate in person on any given day. While we believe having a physical office space for employees to work and socialize is important, we embrace a “Work Smart” philosophy that transcends physical work settings, with a focus on optimizing productivity, efficiency and effectiveness of our work. Time in the office generally is not prescribed, and team leaders are empowered to determine how their teams work best, based on their roles, with employees remaining accountable for achieving individual, team and Company outcomes. We believe that this space is sufficient to meet our needs until the expiration of the license agreement.

ITEM 3.    LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by the SEC, CFTC, NFA, state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 14 to our Consolidated Financial Statements for additional information regarding actual and potential claims by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €23.6 million ($26.1 million).

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “WT.” As of December 31, 2023, there were 30 holders of record of shares of our common stock and we believe there were approximately 18,000 beneficial owners of our common stock.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock as part of publicly announced plans or programs.

On February 22, 2022, our Board of Directors approved an increase of $85.7 million to our share repurchase program and extended the term for three years through April 27, 2025. There were no shares repurchased under this program during the three months ended December 31, 2023. As of December 31, 2023, approximately $96.4 million remained under this program for future purchases.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
October 1, 2023 to October 31, 2023	—	$—	—
November 1, 2023 to November 30, 2023	—	$—	—
December 1, 2023 to December 31, 2023	—	$—	—
Total	—	$—	—	$96,406

In addition, on November 20, 2023, we repurchased our Series C Non-Voting Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), which was convertible into approximately 13.1 million shares of our common stock, for aggregate cash consideration of approximately $84.4 million. See Note 23 to our Consolidated Financial Statements for additional information.

ITEM 6.    [RESERVED]

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

Introduction

We are a global financial innovator, offering a well-diversified suite of ETPs, models, solutions and products leveraging blockchain technology. We empower investors and consumers to shape their future and support financial professionals to better serve their clients and grow their businesses. We are leveraging the latest financial infrastructure to create products that provide access, transparency and an enhanced user experience. Building on our heritage of innovation, we are also developing and have launched next-generation digital products, services and structures, including Digital Funds and tokenized assets, as well as our blockchain-native digital wallet, WisdomTree Prime, which is currently available in the U.S. in 38 states, representing approximately 70% of the U.S. population.

We had approximately $100.1 billion in AUM as of December 31, 2023. Our family of ETPs includes products that provide exposure to equities, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency strategies. We have launched many first-to-market products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. We believe technology is altering the way financial advisors conduct business and through our Advisor and Portfolio Solutions programs we offer technology-enabled and research-driven solutions including portfolio construction, asset allocation, practice management services and digital tools to help financial advisors address technology challenges and grow and scale their businesses.

We are at the forefront of innovation and believe that tokenization and leveraging the utility of blockchain technology is the next evolution in financial services. We are building the foundation that we believe will allow us to lead in this coming evolution. WisdomTree Prime, our blockchain-native digital wallet, positions us to expand our blockchain-enabled financial product and services offerings with a new direct-to-consumer channel where spending, saving and investing are united. As we continue to pursue our digital assets strategy, we are embracing what we refer to as “responsible DeFi,” which we believe upholds the foundational principles of regulation in this innovative and quickly evolving space. We believe that our expansion into digital assets and blockchain-enabled finance complements our existing core competencies in a holistic manner, and will diversify our revenue streams and contribute to our growth.

Executive Summary

Our business continues to generate significant positive momentum while executing against our long-term strategic initiatives. We ended 2023 with record AUM of $100.1 billion. Our revenues and operating income increased 15.8% and 45.6%, respectively, during the year ended December 31, 2023 as compared to the prior year, which translated into 520 basis points of operating margin expansion. This past year we generated over $10.4 billion of net inflows, representing annual organic flow growth of approximately 13%. Our inflow profile is both broad and deep as we have gathered net inflows into 6 of our 8 major product categories, including fixed income, international equity and emerging markets products, representing organic flow growth in these categories of 39%, 28% and 21%, respectively. This diversification is driving upward our year-to-date average fee capture on our flows, which was approximately two times greater than our fee capture in the prior year. AUM diversification and product performance have us well-positioned for this growth trajectory to continue.

Our models strategy is another growth driver where we are succeeding, with our model portfolios available to over 70,000 advisors. We are focused on adding new clients and continuing to deepen our impact on partner platforms such as Merrill Lynch, Morgan Stanley, LPL Financial and others, as well as being an outsourced solution for smaller registered investment advisers and independent broker-dealers to make model portfolios easier to trade through our Portfolio Solutions program. In 2023, we observed a 20% increase in the number of clients that hold multiple WisdomTree products, while at the same time we also grew our overall client base by more than 20%. We believe that continued success penetrating our accessible market and winning advisor mindshare should lead to model flows that are recurring in nature and stackable on top of our current inflow profile.

While we remain focused on providing investors with the best product structure to access various asset classes through ETFs, we believe that by leveraging blockchain technology, tokenized assets are the best product structure of tomorrow and the future of financial services. We are an early mover in this space, with the launch of our blockchain-native wallet, WisdomTree Prime, a new direct-to-consumer channel where spending, saving and investing are united. WisdomTree Prime provides access to bitcoin, ether, tokenized gold and U.S. dollar tokens, as well as 13 Digital Funds, including a government money market fund and other digital funds offering asset allocation, fixed income and equity exposures. In addition, we have partnered with a financial institution to provide co-branded debit cards to our retail customers on the WisdomTree Prime platform. We continue to focus on enhancing the products and capabilities of the platform with plans to allow for peer-to-peer transfers and payments in the upcoming quarters. We are also exploring strategic partnerships and other business development opportunities for both our platform and product suite that could unlock additional tokenization revenue streams in the future.

We are executing on our long-term growth strategy and expect ongoing flows and AUM growth to translate into further margin expansion and outperformance going forward, with our recent investments in digital assets creating additional value for our stockholders over time.

Additional business highlights include the following:

•     Strong product performance with over 80% of our U.S. listed AUM covered by Morningstar in the top two quartiles of peer performance on the 3-year and 10-year timeframes. In addition, approximately 50% of our U.S. listed AUM is rated 4- or 5-star by Morningstar (less than 5% in 1-and 2-star funds).

•     We launched nine new European listed ETPs, three new U.S. listed ETPs (including the WisdomTree Bitcoin Fund which was among the first to launch in the U.S.) and 12 new Digital Funds. The WisdomTree Bitcoin Fund launched in the U.S. on the Cboe BZX Exchange in January 2024.

•     We reduced our convertible senior notes outstanding by $45.0 million, by issuing $130.0 million of convertible senior notes due 2028 and retiring $175.0 million of convertible senior notes due 2023. We also returned approximately $24.1 million to our stockholders through our ongoing quarterly cash dividend and common stock repurchases.

•     In May 2023, we closed a transaction resulting in the termination of our contractual gold payments obligation to ETFS Capital for $50.0 million in cash and Series C Preferred Stock convertible into approximately 13.1 million shares of our common stock. The value of these shares was $86.9 million based on the closing price of our common stock on May 9, 2023 of $6.64 per share. The Series C Preferred Stock was issued to Gold Bullion Holdings (Jersey) Limited, or GBH, a subsidiary of the World Gold Council, which was the entity that ultimately received a portion of the contractual gold payments the Company was previously obligated to make to ETFS Capital. The transaction expanded our operating margin by over 500 basis points, was accretive to earnings per share and reduced volatility in our financial results.

•     In November 2023, we repurchased our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of our common stock from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction, and the repurchase was also accretive to earnings per share.

•     In the U.S., we were named a “2023 Best Places to Work in Money Management” by Pensions & Investments for the fourth consecutive year and seventh year since the award was created. We ranked second within the category for managers with 100-499 employees, the second consecutive year earning a ranking among the top five employers. In the U.K., we were also named Best Workplace for medium-sized companies for a fourth consecutive year and a 2023 Best Workplace for Women for medium-sized companies by Great Place to Work.

•     We won “Best Leveraged & Inverse ETF Issuer ($100M+)” and “Best Crypto Issuer Linked ETF Issuer ($100M+)” at the 2023 ETF Express Europe Awards and our European business won “Best ETF Issuer” at the Online Money Awards, marking the second consecutive year of winning the award. The WisdomTree Siegel Strategic Value Index™, an index developed by Professor Jeremy Siegel, Senior Economist to WisdomTree, also won the FIA Index of the Year Award by Structured Retail Products.

Market Environment

The following chart reflects the annual returns of the broad-based equity indexes and gold prices over the last three years.

Source: FactSet

U.S. Listed ETF Industry Flows

U.S. listed ETF net flows for the year ended December 31, 2023 were $489.1 billion. U.S. equity and fixed income gathered the majority of those flows.

U.S. ETF Industry
Net Inflows
($ in billions)
908.0
567.2
489.1
2021
2022
2023

2023 U.S. ETF Industry
Net Inflows/(Outflows)
($ in billions)
201.9
199.5
64.4
23.0
11.2
0.6
(2.5)
(9.0)
U.S. Equity
Fixed Income
Int'l Equity
EM Equity
Alternative
Crypto
Allocation
Commodities

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP net flows were $146.5 billion for the year ended December 31, 2023. Equities and fixed income gathered the majority of those flows.

European ETP Industry
Net Inflows
($ in billions)
190.0
74.2
146.5
2021
2022
2023

2023 European ETP Industry
Net Inflows/(Outflows)
($ in billions)
90.8
62.6
1.2
1.1
0.6
(0.3)
(9.5)
Equity
Fixed Income
Money Market
Crypto
Other
Alternatives
Commodities

Source: Morningstar

Industry Developments

Asset Management – Consolidation

In the recent past, a number of acquisitions in the asset management industry have either been announced or completed. These trends have accelerated, as fee compression, cost pressures and increased regulations have weighed on the industry, highlighting the importance of scale and operating efficiency to compete in today’s market. We have significant opportunities ahead in both ETPs and the Portfolio Solutions business and as an early mover in digital assets and blockchain-enabled financial services, which positions us well for success to grow in this competitive landscape.

Components of Operating Revenue

Advisory fees

Substantially all of our revenues are comprised of advisory fees we earn from our ETPs. These advisory fees are calculated based on a percentage of the ETPs’ average daily net assets. As of the date of this Report, our weighted average fee rates by product category are as follows:

Commodity & Currency:	37bps	Leveraged & Inverse:	84bps
International Developed Market Equity:	49bps	Fixed Income:	16bps
U.S. Equity:	31bps	Alternatives:	58bps
Emerging Market Equity:	59bps	Cryptocurrency:	36bps

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

•     fund accounting and administration;

•     custodial and storage services;

•     market making;

•     transfer agency;

•     accounting and tax services;

•     printing and mailing of shareholder materials;

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

We depend on a number of parties to provide critical portfolio management services to our ETPs. The fees we pay our sub-advisers generally are the higher of the fixed minimums per fund, which range from $25,000 to $180,000 per year, or the percentage fee, which ranges between 0.01% and 0.50% per annum of average daily AUM at various breakpoint levels depending on the nature of the ETP. In addition, we pay certain costs based on transactions in our ETPs or based on inflow levels.

The fees we pay for accounting, tax, transfer agency, index calculation, indicative values and exchange listing are based on the number of ETPs we have. The remaining fees are based on a combination of both AUM and number of funds, or as incurred.

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

•     sales related software tools;

•     voluntary payment of certain costs associated with the creation or redemption of ETP shares, as we may elect from time to time; and

•     legal and other advisory fees associated with the development of new funds or business initiatives.

Contractual gold payments

Contractual gold payments expense represented an obligation requiring us to pay 9,500 ounces of gold annually from the advisory fee income we earned for managing physically backed gold ETPs. Our obligation to continue making these payments was terminated on May 10, 2023. See Note 9 to our Consolidated Financial Statements for additional information.

Professional fees

Professional fees are expensed when incurred and consist of fees we pay to corporate advisers including accountants, tax advisers, legal counsel, investment bankers, human resources or other consultants. Professional fees also include expenses we pay third-party service providers related to WisdomTree Prime and expenses incurred in response to an activist campaign. These expenses fluctuate based on our needs or requirements at the time. Certain of these costs are at our discretion and can fluctuate year to year.

Occupancy, communications and equipment

Occupancy, communications and equipment expense includes costs for our corporate headquarters in New York City as well as office related costs in our other locations.

Depreciation and amortization

Depreciation and amortization expense results from amortization of internally-developed software as well as depreciation on fixed assets, which are depreciated/amortized over three to five years.

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

Revaluation/termination of deferred consideration–gold payments

Deferred consideration arose in connection with the ETFS Acquisition and was remeasured each reporting period using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. This obligation was terminated on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

Interest income

Interest income, which is recognized on an accrual basis, arises from investing our corporate cash into interest-bearing financial instruments.

Other losses, net

Included herein are gains and losses arising from our financial instruments owned and investments, the sale of gold earned from advisory fees paid by physically-backed gold ETPs, foreign exchange and other miscellaneous items. Also included are losses arising from the release of tax-related indemnification assets upon the expiration of the statute of limitations, for which an equal and offsetting benefit is recognized in income tax expense.

Income Taxes

Our income tax expense consists of taxes due to federal, various state and local and certain foreign authorities.

Expense Guidance for the Year Ending December 31, 2024

Compensation Expense

Our compensation expense for the year ending December 31, 2024 is currently estimated to range from $108.0 million to $118.0 million and takes into consideration planned hires as well as year-end compensation adjustments and the annualization of hires made during 2023. The range also considers variability in incentive compensation with drivers including the magnitude of our flows, revenue and operating income growth, margin expansion and our share price performance in relation to our peers. A wide range is provided in consideration of uncertain market conditions.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. We currently estimate our discretionary spending for the year ending December 31, 2024 to range from $64.0 million to $68.0 million.

Not included in the guidance above are any potential non-recurring expenses we may incur in response to a potential proxy contest. Such expenses could be material to our results of operations for the year ending December 31, 2024.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. For the year ending December 31, 2024, we currently estimate that our gross margin percentage will be 79.0% to 80.0% at current AUM and revenue levels. If AUM drives higher from continued organic flow growth or favorable market conditions, we would anticipate further gross margin expansion.

Third-Party Distribution Expense

We currently estimate third-party distribution expense to be approximately $10.0 million to $11.0 million for the year ending December 31, 2024, which is dependent upon the AUM growth on our respective platforms.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be approximately 24.0% to 25.0% for the year ending December 31, 2024, a slight increase as compared to the year ended December 31, 2022 to account for the full year impact of the U.K. tax rate change to 25.0% that went into effect on April 1, 2023.

This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items which may arise that are not currently forecasted. Such items may include, but are not limited to, reductions in unrecognized tax benefits, increases or decreases in valuation allowances and any stock-based compensation windfalls or shortfalls. Additional corporate tax legislation could also impact our normalized effective tax rate.

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

Our revenues are also highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETPs. Changes in product mix have led to a decline in our average advisory fee, which for the years ended December 31, 2021, 2022 and 2023 were 0.41%, 0.38% and 0.36%, respectively.

The chart below sets forth the asset mix of our ETPs at December 31, 2021, 2022 and 2023:

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Year Ended December 31,
	2023	2022	2021
GLOBAL ETPs (in millions)
Beginning of period assets	$81,993	$77,479	$67,392
Inflows	10,396	12,182	4,660
Market appreciation/(depreciation)	7,735	(7,668)	5,427
End of period assets	$100,124	$81,993	$77,479
Average assets during the period	$92,847	$76,969	$73,430
Average advisory fee during the period	0.36%	0.38%	0.41%
Number of ETPs—end of the period	337	339	329
US LISTED ETFs (in millions)
Beginning of period assets	$55,973	$48,210	$38,517
Inflows	10,795	14,572	4,950
Market appreciation/(depreciation)	5,718	(6,809)	4,743
End of period assets	$72,486	$55,973	$48,210
Average assets during the period	$64,967	$49,723	$44,325
Number of ETPs—end of the period	76	79	75
EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$26,020	$29,269	$28,875
Outflows	(399)	(2,390)	(290)
Market appreciation/(depreciation)	2,017	(859)	684
End of period assets	$27,638	$26,020	$29,269
Average assets during the period	$27,880	$27,246	$29,105
Number of ETPs—end of the period	261	260	254
PRODUCT CATEGORIES (in millions)
U.S. Equity
Beginning of period assets	$24,112	$23,860	$18,367
Inflows	1,616	3,346	1,544
Market appreciation/(depreciation)	3,428	(3,094)	3,949
End of period assets	$29,156	$24,112	$23,860
Average assets during the period	$25,701	$22,881	$21,254
Commodity & Currency
Beginning of period assets	$22,097	$24,599	$25,879
Outflows	(1,774)	(2,912)	(1,479)
Market appreciation	1,013	410	199
End of period assets	$21,336	$22,097	$24,599
Average assets during the period	$22,843	$23,406	$25,027
Fixed Income
Beginning of period assets	$15,273	$4,356	$3,324
Inflows	5,940	11,300	1,130
Market depreciation	(16)	(383)	(98)
End of period assets	$21,197	$15,273	$4,356
Average assets during the period	$19,804	$9,039	$3,565

	Year Ended December 31,
	2023	2022	2021
International Developed Market Equity
Beginning of period assets	$10,195	$11,894	$9,414
Inflows	2,850	101	1,260
Market appreciation/(depreciation)	2,058	(1,800)	1,220
End of period assets	$15,103	$10,195	$11,894
Average assets during the period	$12,824	$10,568	$10,750
Emerging Market Equity
Beginning of period assets	$8,116	$10,375	$8,539
Inflows	1,678	27	2,041
Market appreciation/(depreciation)	932	(2,286)	(205)
End of period assets	$10,726	$8,116	$10,375
Average assets during the period	$9,287	$8,843	$10,619
Leveraged & Inverse
Beginning of period assets	$1,754	$1,777	$1,486
(Outflows)/inflows	(5)	193	41
Market appreciation/(depreciation)	66	(216)	250
End of period assets	$1,815	$1,754	$1,777
Average assets during the period	$1,813	$1,704	$1,679
Cryptocurrency
Beginning of period assets	$136	$357	$168
Inflows	50	36	84
Market appreciation/(depreciation)	228	(257)	105
End of period assets	$414	$136	$357
Average assets during the period	$247	$230	$312
Alternatives
Beginning of period assets	$310	$261	$215
Inflows	41	91	39
Market appreciation/(depreciation)	26	(42)	7
End of period assets	$377	$310	$261
Average assets during the period	$328	$298	$224
Headcount	303	273	241

Note: Previously issued statistics may be restated due to fund closures and trade adjustments

Source: WisdomTree

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2023	2022
AUM (in millions)
Average AUM	$92,847	$76,969	$15,878	20.6%
Operating Revenues (in thousands)
Advisory fees	$333,227	$293,632	$39,595	13.5%
Other income	15,808	7,713	8,095	105.0%
Total revenues	$349,035	$301,345	$47,690	15.8%

Operating Revenues

Advisory fees

Advisory fee revenues increased 13.5% from $293.6 million during the year ended December 31, 2022 to $333.2 million during the year ended December 31, 2023 as higher average AUM was partially offset by a decline in our average advisory fee. Our average advisory fee declined from 0.38% during the year ended December 31, 2022 to 0.36% during the year ended December 31, 2023.

Other income

Other income increased 105.0% from $7.7 million during the year ended December 31, 2022 to $15.8 million during the year ended December 31, 2023 primarily due to large flows from some of our European products.

Operating Expenses

(in thousands)	Year Ended December 31,		Change	Percent Change
	2023	2022
Compensation and benefits	$109,532	$97,897	$11,635	11.9%
Fund management and administration	71,348	64,761	6,587	10.2%
Marketing and advertising	17,256	15,302	1,954	12.8%
Sales and business development	13,584	11,871	1,713	14.4%
Contractual gold payments	6,069	17,108	(11,039)	(64.5%)
Professional fees	18,969	13,800	5,169	37.5%
Occupancy, communications and equipment	4,684	3,898	786	20.2%
Depreciation and amortization	872	262	610	232.8%
Third-party distribution fees	9,377	7,656	1,721	22.5%
Other	9,852	8,705	1,147	13.2%
Total operating expenses	$261,543	$241,260	$20,283	8.4%
As a Percent of Revenues:	Year Ended December 31,
	2023	2022
Compensation and benefits	31.6%	32.5%
Fund management and administration	20.4%	21.5%
Marketing and advertising	4.9%	5.1%
Sales and business development	3.9%	3.9%
Contractual gold payments	1.7%	5.7%
Professional fees	5.4%	4.6%
Occupancy, communications and equipment	1.3%	1.3%
Depreciation and amortization	0.2%	0.1%
Third-party distribution fees	2.7%	2.5%
Other	2.8%	2.9%
Total operating expenses	74.9%	80.1%

Compensation and benefits

Compensation and benefits expense increased 11.9% from $97.9 million during the year ended December 31, 2022 to $109.5 million during the year ended December 31, 2023 due to higher stock-based compensation and headcount. Headcount was 273 and 303 at December 31, 2022 and 2023, respectively.

Fund management and administration

Fund management and administration expense increased 10.2% from $64.8 million during the year ended December 31, 2022 to $71.3 million during the year ended December 31, 2023 primarily due to higher average AUM and inflows. We had 79 U.S. listed ETFs and 260 European listed ETPs at December 31, 2022 compared to 76 U.S. listed ETFs and 261 European listed ETPs at December 31, 2023.

Marketing and advertising

Marketing and advertising expense increased 12.8% from $15.3 million during the year ended December 31, 2022 to $17.3 million during the year ended December 31, 2023 primarily resulting from higher spending related to our U.S. listed products.

Sales and business development

Sales and business development expense increased 14.4% from $11.9 million during the year ended December 31, 2022 to $13.6 million during the year ended December 31, 2023 primarily resulting from increases in travel and events spending.

Contractual gold payments

Contractual gold payments expense decreased 64.5% from $17.1 million during the year ended December 31, 2022 to $6.1 million during the year ended December 31, 2023 due to the termination of our deferred consideration—gold payments obligation on May 10, 2023. See Note 9 to our Consolidated Financial Statements for additional information.

Professional fees

Professional fees increased 37.5% from $13.8 million during the year ended December 31, 2022 to $19.0 million during the year ended December 31, 2023 due to higher expenses related to our digital assets business, as well as expenses incurred to terminate our deferred consideration—gold payments obligation and higher expenses related to an activist campaign.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 20.2% from $3.9 million during the year ended December 31, 2022 to $4.7 million during the year ended December 31, 2023 as our New York office lease became effective in May 2022.

Depreciation and amortization

Depreciation and amortization expense increased 232.8% from $0.3 million during the year ended December 31, 2022 to $0.9 million during the year ended December 31, 2023 due to amortization of software development costs.

Third-party distribution fees

Third-party distribution fees increased 22.5% from $7.7 million during the year ended December 31, 2022 to $9.4 million during the year ended December 31, 2023 primarily due to AUM growth we are experiencing in Latin America.

Other

Other expenses increased 13.2% from $8.7 million during the year ended December 31, 2022 to $9.9 million during the year ended December 31, 2023 primarily due to higher travel, public relations and Board of Directors expenses.

Other Income/(Expenses)

(in thousands)	Year Ended December 31,		Change	Percent Change
	2023	2022
Interest expense	$(15,242)	$(14,935)	$(307)	2.1%
Gain on revaluation/termination of deferred consideration—gold payments	61,953	27,765	34,188	123.1%
Interest income	4,099	3,320	779	23.5%
Impairments	(7,942)	—	(7,942)	n/a
Loss on extinguishment of convertible notes	(9,721)	—	(9,721)	n/a
Other losses, net	(1,631)	(36,285)	34,654	95.5%
Total other income/(expenses), net	$31,516	$(20,135)	$51,651	256.5%
As a Percent of Revenues:	Year Ended December 31,
	2023	2022
Interest expense	(4.4%)	(5.0%)
Gain on revaluation/termination of deferred consideration—gold payments	17.8%	9.2%
Interest income	1.2%	1.1%
Impairments	(2.3%)	—
Loss on extinguishment of convertible notes	(2.8%)	—
Other losses, net	(0.5%)	(12.0%)
Total other income/(expenses), net	9.0%	(6.7%)

Interest expense

Interest expense was essentially unchanged during the year ended December 31, 2023.

Our effective interest rate on our outstanding convertible notes during the years ended December 31, 2022 and 2023 was 4.6% and 4.9%, respectively.

Gain on revaluation/termination of deferred consideration

We recognized a gain on revaluation/termination of deferred consideration—gold payments of $27.8 million and $62.0 million during the years ended December 31, 2022 and 2023, respectively. This obligation was terminated on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

Interest income

Interest income increased 23.5% from $3.3 million during the year ended December 31, 2022 to $4.1 million during the year ended December 31, 2023 due to rising interest rates, partially offset by a decrease in our interest-bearing assets.

Impairments

During the year ended December 31, 2023, we recognized a non-cash impairment charge of $7.9 million primarily related to our investment in Securrency, Inc. upon the sale of Securrency, Inc. to an unrelated third party. (See Notes 7, 8, 13 and 26 to our Consolidated Financial Statements).

Other losses, net

Other losses, net were $36.3 million and $1.6 million during the years ended December 31, 2022 and 2023, respectively. This includes a charge of $19.9 million and $1.4 million during the years ended December 31, 2022 and 2023, respectively, arising from the release of a tax-related indemnification asset upon the expiration of the statute of limitations. An equal and offsetting benefit has been recognized in income tax expense. During the years ended December 31, 2022 and 2023, we also recognized losses on our financial instruments owned and investments of $16.9 million and $0.7 million, respectively. Gains and losses also generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for 2023 was 13.8%, resulting in income tax expense of $16.5 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to a non-taxable gain on revaluation/termination of deferred consideration, a reduction in unrecognized tax benefits associated with the release of the tax-related indemnification asset described above and a lower tax rate on foreign earnings. These items were partly offset by a non-deductible loss on extinguishment of our 4.25% Convertible Senior Notes due 2023 during the first quarter of 2023, an increase in the deferred tax asset valuation allowance on losses recognized on our investments and non-deductible executive compensation.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Selected Operating and Financial Information

	Year Ended December 31,		Change	Percent Change
	2022	2021
AUM (in millions)
Average AUM	$76,969	$73,430	$3,539	4.8%
Operating Revenues (in thousands)
Advisory fees	$293,632	$298,052	$(4,420)	(1.5%)
Other income	7,713	6,266	1,447	23.1%
Total revenues	$301,345	$304,318	$(2,973)	(1.0%)

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

Other Income/(Expenses)

	Year Ended December 31,		Change	Percent Change
(in thousands)	2022	2021
Interest expense	$(14,935)	$(12,332)	$(2,603)	21.1%
Gain on revaluation/termination of deferred consideration—gold payments	27,765	2,018	25,747	1,275.9%
Interest income	3,320	2,009	1,311	65.3%
Impairments	—	(16,156)	16,156	n/a
Other losses, net	(36,285)	(7,926)	(28,359)	357.8%
Total other expenses, net	$(20,135)	$(32,387)	$12,252	(37.8%)
As a Percent of Revenues:	Year Ended December 31,
	2022	2021
Interest expense	(5.0%)	(4.1%)
Gain on revaluation/termination of deferred consideration—gold payments	9.2%	0.7%
Interest income	1.1%	0.7%
Impairments	—	(5.3%)
Other losses, net	(12.0%)	(2.6%)
Total other expenses, net	(6.7%)	(10.6%)

Interest expense

Interest expense increased 21.1% from $12.3 million during the year ended December 31, 2021 to $14.9 million in the comparable period in 2022 due to a higher level of debt outstanding in the current period. Our effective interest rate was 4.6% during the years ended December 31, 2021 and 2022.

Gain on revaluation/termination of deferred consideration

We recognized a gain on revaluation/termination of deferred consideration—gold payments of $2.0 million and $27.8 million during the years ended December 31, 2021 and 2022, respectively. The gain was primarily due to an increase in the discount rate (from 9.0% to 11.0%) used to compute the present value of the annual payment obligations as well as a steepening of the forward-looking gold curve. The magnitude of any gain or loss is highly correlated to changes in the discount rate and the magnitude of the change in the forward-looking price of gold.

Interest income

Interest income increased 65.3% from $2.0 million during the year ended December 31, 2021 to $3.3 million in the comparable period in 2022 due to an increase in our interest-bearing assets.

Impairments

During the year ended December 31, 2021, we recognized impairment charges totaling $16.2 million, including a loss of $9.3 million upon the termination of the lease of our former principal executive office at 245 Park Avenue, New York, New York, $6.6 million related to the write-off of leasehold improvements and fixed assets associated with our former New York office and $0.3 million upon exiting our London office (See Notes 7, 8, 13 and 26 to our Consolidated Financial Statements).

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

Quarterly Results

The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2023 and 2022. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands, except per share amounts)	Q4/23	Q3/23	Q2/23	Q1/23	Q4/22	Q3/22	Q2/22	Q1/22
Operating Revenues:
Advisory fees	$86,988	$86,598	$82,004	$77,637	$70,913	$70,616	$75,586	$76,517
Other income	3,856	3,825	3,720	4,407	2,397	1,798	1,667	1,851
Total revenues	90,844	90,423	85,724	82,044	73,310	72,414	77,253	78,368
Operating Expenses:
Compensation and benefits	27,860	27,955	26,319	27,398	24,831	23,714	24,565	24,787
Fund management and administration	18,445	18,023	17,727	17,153	16,906	16,285	16,076	15,494
Marketing and advertising	4,951	3,833	4,465	4,007	4,240	3,145	3,894	4,023
Sales and business development	3,881	3,383	3,326	2,994	3,407	2,724	3,131	2,609
Contractual gold payments	—	—	1,583	4,486	4,107	4,105	4,446	4,450
Professional fees	3,201	3,719	8,334	3,715	2,666	2,367	4,308	4,459
Occupancy, communications and equipment	1,208	1,203	1,172	1,101	1,110	986	1,049	753
Depreciation and amortization	335	307	121	109	104	58	53	47
Third-party distribution fees	2,549	2,694	1,881	2,253	1,793	1,833	1,818	2,212
Other	2,379	2,601	2,615	2,257	2,427	2,324	2,109	1,845
Total operating expenses	64,809	63,718	67,543	65,473	61,591	57,541	61,449	60,679
Operating income	26,035	26,705	18,181	16,571	11,719	14,873	15,804	17,689
Other Income/(Expenses):
Interest expense	(3,758)	(3,461)	(4,021)	(4,002)	(3,736)	(3,734)	(3,733)	(3,732)
Gain/(loss) on revaluation/termination of deferred consideration	—	—	41,361	20,592	(35,423)	77,895	2,311	(17,018)
Interest income	1,225	791	1,000	1,083	945	811	770	794
Impairments	(339)	(2,703)	—	(4,900)	—	—	—	—
Loss on extinguishment of convertible notes	—	—	—	(9,721)	—	—	—	—
Other gains and losses, net	1,602	(2,512)	1,286	(2,007)	(1,815)	(5,289)	(4,474)	(24,707)
Income/(loss) before income taxes	24,765	18,820	57,807	17,616	(28,310)	84,556	10,678	(26,974)
Income tax expense/(benefit)	5,688	5,836	3,555	1,383	(21)	3,327	2,673	(16,713)
Net income/(loss)	$19,077	$12,984	$54,252	$16,233	$(28,289)	$81,229	$8,005	$(10,261)
Earnings/(loss) per share—basic	$0.16	$0.07	$0.32	$0.10	$(0.20)	$0.50	$0.05	$(0.08)
Earnings/(loss) per share—diluted	$0.16	$0.07	$0.32	$0.10	$(0.20)	$0.50	$0.05	$(0.08)
Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

	Q4/23	Q3/23	Q2/23	Q1/23	Q4/22	Q3/22	Q2/22	Q1/22
Percent of Total Revenues
Operating Revenues
Advisory fees	95.8%	95.8%	95.7%	94.6%	96.7%	97.5%	97.8%	97.6%
Other income	4.2%	4.2%	4.3%	5.4%	3.3%	2.5%	2.2%	2.4%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Compensation and benefits	30.6%	31.0%	30.7%	33.5%	34.0%	32.7%	31.7%	31.5%
Fund management and administration	20.3%	20.0%	20.7%	20.9%	23.1%	22.5%	20.7%	19.8%
Marketing and advertising	5.5%	4.2%	5.2%	4.9%	5.8%	4.3%	5.0%	5.1%
Sales and business development	4.3%	3.7%	3.9%	3.6%	4.6%	3.8%	4.1%	3.3%
Contractual gold payments	—	n/a	1.8%	5.5%	5.6%	5.7%	5.8%	5.7%
Professional fees	3.5%	4.1%	9.7%	4.5%	3.6%	3.3%	5.6%	5.7%
Occupancy, communications and equipment	1.3%	1.3%	1.4%	1.3%	1.5%	1.4%	1.4%	1.0%
Depreciation and amortization	0.4%	0.3%	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Third-party distribution fees	2.8%	3.0%	2.2%	2.7%	2.4%	2.5%	2.4%	2.8%
Other	2.6%	2.9%	3.1%	2.8%	3.3%	3.2%	2.7%	2.4%
Total operating expenses	71.3%	70.5%	78.8%	79.8%	84.0%	79.5%	79.5%	77.4%
Operating income	28.7%	29.5%	21.2%	20.2%	16.0%	20.5%	20.5%	22.6%
Other Income/(Expenses)
Interest expense	(4.1%)	(3.8%)	(4.7%)	(4.9%)	(5.1%)	(5.2%)	(4.8%)	(4.8%)
Gain/(loss) on revaluation/termination of deferred consideration	—	—	48.2%	25.1%	(48.3%)	107.6%	3.0%	(21.7%)
Interest income	1.3%	0.9%	1.2%	1.3%	1.3%	1.1%	1.0%	1.0%
Impairments	(0.4%)	(3.0%)	—	(6.0%)	—	—	—	—
Loss on extinguishment of convertible notes	—	—	—	(11.8%)	—	—	—	—
Other gains and losses, net	1.8%	(2.8%)	1.5%	(2.4%)	(2.5%)	(7.3%)	(5.8%)	(31.5%)
Income/(loss) before income taxes	27.3%	20.8%	67.4%	21.5%	(38.6%)	116.8%	13.8%	(34.4%)
Income tax expense/(benefit)	6.3%	6.5%	4.1%	1.7%	(0.0%)	4.6%	3.5%	(21.3%)
Net income/(loss)	21.0%	14.4%	63.3%	19.8%	(38.6%)	112.2%	10.4%	(13.1%)

	Q4/23	Q3/23	Q2/23	Q1/23	Q4/22	Q3/22	Q2/22	Q1/22
Operating Statistics
GLOBAL ETPs (in millions)
Beginning of period assets	$93,735	$93,666	$90,740	$81,993	$70,878	$74,302	$79,407	$77,479
(Outflows)/inflows	(255)	1,983	2,327	6,341	5,264	1,747	3,852	1,319
Market appreciation/(depreciation)	6,644	(1,914)	599	2,406	5,851	(5,171)	(8,957)	609
End of period assets	$100,124	$93,735	$93,666	$90,740	$81,993	$70,878	$74,302	$79,407
Average assets during the period	$96,557	$95,743	$91,578	$87,508	$77,649	$74,677	$77,738	$77,809
Average advisory fee during the period	0.36%	0.36%	0.36%	0.36%	0.36%	0.41%	0.40%	0.41%
Number of ETPs—end of the period	337	344	344	341	339	347	344	341
U.S. LISTED ETFs (in millions)
Beginning of period assets	$68,018	$65,903	$61,283	$55,973	$48,043	$47,255	$48,622	$48,210
(Outflows)/inflows	(67)	3,601	3,249	4,012	4,232	3,812	4,278	2,250
Market appreciation/(depreciation)	4,535	(1,486)	1,371	1,298	3,698	(3,024)	(5,645)	(1,838)
End of period assets	$72,486	$68,018	$65,903	$61,283	$55,973	$48,043	$47,255	$48,622
Average assets during the period	$69,717	$68,008	$62,712	$59,430	$53,655	$49,466	$48,270	$47,499
Number of ETFs—end of the period	76	80	80	80	79	78	77	77
EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$25,717	$27,763	$29,457	$26,020	$22,835	$27,047	$30,785	$29,269
(Outflows)/inflows	(188)	(1,618)	(922)	2,329	1,032	(2,065)	(426)	(931)
Market appreciation/(depreciation)	2,109	(428)	(772)	1,108	2,153	(2,147)	(3,312)	2,447
End of period assets	$27,638	$25,717	$27,763	$29,457	$26,020	$22,835	$27,047	$30,785
Average assets during the period	$26,840	$27,735	$28,866	$28,078	$23,994	$25,211	$29,468	$30,310
Number of ETPs—end of the period	261	264	264	261	260	269	267	264
PRODUCT CATEGORIES
U.S. Equity
Beginning of period assets	$25,644	$26,001	$24,534	$24,112	$20,952	$21,058	$23,738	$23,860
Inflows/(outflows)	487	864	414	(149)	1,022	1,239	306	779
Market appreciation/(depreciation)	3,025	(1,221)	1,053	571	2,138	(1,345)	(2,986)	(901)
End of period assets	$29,156	$25,644	$26,001	$24,534	$24,112	$20,952	$21,058	$23,738
Average assets during the period	$26,844	$26,501	$24,732	$24,725	$23,492	$22,534	$22,362	$23,134

	Q4/23	Q3/23	Q2/23	Q1/23	Q4/22	Q3/22	Q2/22	Q1/22
Commodity & Currency
Beginning of period assets	$20,465	$22,384	$24,924	$22,097	$19,561	$23,624	$26,302	$24,599
(Outflows)/inflows	(449)	(1,815)	(1,513)	2,003	796	(2,180)	(475)	(1,053)
Market appreciation/(depreciation)	1,320	(104)	(1,027)	824	1,740	(1,883)	(2,203)	2,756
End of period assets	$21,336	$20,465	$22,384	$24,924	$22,097	$19,561	$23,624	$26,302
Average assets during the period	$21,254	$22,278	$24,033	$23,807	$20,345	$21,625	$25,766	$25,891
Fixed Income
Beginning of period assets	$21,797	$20,215	$18,708	$15,273	$11,695	$9,192	$5,418	$4,356
(Outflows)/inflows	(715)	1,671	1,471	3,513	3,392	2,628	4,038	1,242
Market appreciation/(depreciation)	115	(89)	36	(78)	186	(125)	(264)	(180)
End of period assets	$21,197	$21,797	$20,215	$18,708	$15,273	$11,695	$9,192	$5,418
Average assets during the period	$21,889	$20,965	$19,185	$17,176	$13,962	$10,077	$7,426	$4,691
International Developed Market Equity
Beginning of period assets	$13,902	$13,423	$11,433	$10,195	$9,183	$9,968	$11,422	$11,894
Inflows/(outflows)	9	798	1,593	450	40	(115)	79	97
Market appreciation/(depreciation)	1,192	(319)	397	788	972	(670)	(1,533)	(569)
End of period assets	$15,103	$13,902	$13,423	$11,433	$10,195	$9,183	$9,968	$11,422
Average assets during the period	$14,267	$13,873	$12,276	$10,879	$10,000	$10,032	$10,695	$11,543
Emerging Market Equity
Beginning of period assets	$9,569	$9,191	$8,811	$8,116	$7,495	$8,386	$9,991	$10,375
Inflows/(outflows)	412	451	329	486	(53)	114	(223)	189
Market appreciation/(depreciation)	745	(73)	51	209	674	(1,005)	(1,382)	(573)
End of period assets	$10,726	$9,569	$9,191	$8,811	$8,116	$7,495	$8,386	$9,991
Average assets during the period	$9,833	$9,652	$8,998	$8,666	$7,770	$8,329	$9,155	$10,116

	Q4/23	Q3/23	Q2/23	Q1/23	Q4/22	Q3/22	Q2/22	Q1/22
Leveraged & Inverse
Beginning of period assets	$1,781	$1,864	$1,785	$1,754	$1,523	$1,618	$1,860	$1,777
(Outflows)/inflows	(59)	(1)	12	43	59	45	90	(1)
Market appreciation/(depreciation)	93	(82)	67	(12)	172	(140)	(332)	84
End of period assets	$1,815	$1,781	$1,864	$1,785	$1,754	$1,523	$1,618	$1,860
Average assets during the period	$1,803	$1,894	$1,798	$1,757	$1,623	$1,589	$1,770	$1,835
Cryptocurrency
Beginning of period assets	$243	$248	$239	$136	$163	$151	$383	$357
Inflows/(outflows)	28	10	(1)	13	(4)	—	3	37
Market appreciation/(depreciation)	143	(15)	10	90	(23)	12	(235)	(11)
End of period assets	$414	$243	$248	$239	$136	$163	$151	$383
Average assets during the period	$325	$238	$236	$190	$152	$178	$265	$324
Alternatives
Beginning of period assets	$334	$340	$306	$310	$306	$305	$293	$261
Inflows/(outflows)	32	5	22	(18)	12	16	34	29
Market appreciation/(depreciation)	11	(11)	12	14	(8)	(15)	(22)	3
End of period assets	$377	$334	$340	$306	$310	$306	$305	$293
Average assets during the period	$342	$342	$320	$308	$305	$313	$299	$275
Headcount	303	299	291	279	273	274	264	253

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

•     Imputed interest on our payable to GBH: During the fourth quarter of 2023, we repurchased our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of our common stock, from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. Under U.S. GAAP, the obligation is recorded at its present value utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. We exclude this item when calculating our non-GAAP financial measurements as recognition of interest expense is non-cash and contrary to the stated terms of our obligation.

•     Other items: Unrealized gains and losses recognized on our investments, changes in deferred tax asset valuation allowances, expenses incurred in response to an activist campaign, impairment charges, a loss on extinguishment of debt and a gain recognized upon the sale of our Canadian ETF business (including the remeasurement of contingent consideration) are excluded when calculating our non-GAAP financial measurements.

Adjusted Net Income and Diluted Earnings per Share:	Years Ended December 31,
	2023	2022	2021
Net income, as reported	$102,546	$50,684	$49,797
Deduct: Gain on revaluation/termination of deferred consideration	(61,953)	(27,765)	(2,018)
Add back: Loss on extinguishment of convertible notes, net of income taxes	9,623	—	—
Add back: Impairments, net of income taxes	6,013	—	12,247
Add back: Expenses incurred in response to an activist campaign, net of income taxes	4,452	3,376	—
Add back: Increase in deferred tax valuation allowance on financial instruments owned and investments	2,113	4,729	—
Deduct: Gain recognized from the sale of Canadian ETF business, including remeasurement of contingent consideration	(1,477)	—	(787)
Add back/(deduct): Unrealized loss/(gain) recognized on our investments, net of income taxes	607	290	(284)
Add back: Losses on financial instruments owned, at fair value, net of income taxes	392	12,505	2,507
Add back: Litigation expenses associated with certain provisions of the Stockholder Rights Agreement, net of income taxes	367	—	—
Add back: Imputed interest on payable to GBH, net of income taxes	224	—	—
Deduct: Tax windfalls upon vesting and exercise of stock-based compensation awards	(176)	(541)	(110)
Deduct: Decrease in deferred tax valuation allowance on net operating losses of a European subsidiary	—	(1,609)	—
Adjusted net income	$62,731	$41,669	$61,352
Deduct: Income distributed to participating securities	(2,770)	(2,186)	(2,168)
Deduct: Undistributed income allocable to participating securities	(5,868)	(2,509)	(4,630)
Adjusted net income available to common stockholders	$54,093	$36,974	$54,554
Weighted average diluted shares, excluding participating securities (See Note 21 to our Consolidated Financial Statements)	147,827	143,295	145,055
Adjusted earnings per share—diluted	$0.37	$0.26	$0.38

Adjusted net income as reported on a non-GAAP basis during the year ended December 31, 2023 also excludes a gain of $8.0 million recognized upon the repurchase of our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of our common stock. Under U.S. GAAP, this amount is excluded from net income, but is required to be added to net income to arrive at income available to common stockholders in the calculation of earnings per share.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31, 2023	December 31, 2022
Balance Sheet Data (in thousands):
Cash and cash equivalents	$129,305	$132,101
Financial instruments owned, at fair value	58,722	126,239
Accounts receivable	35,473	30,549
Securities held-to-maturity	230	259
Total: Liquid assets	223,730	289,148
Less: Total current liabilities	(103,216)	(148,434)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(18,308)	(1,765)
Less: Regulatory capital requirements	(29,156)	(25,988)
Total: Available liquidity	$73,050	$112,961
	Year Ended December 31,
	2023	2022	2021
Cash Flow Data (in thousands):
Operating cash flows	$85,600	$55,087	$75,318
Investing cash flows	82,049	(37,657)	(99,632)
Financing cash flows	(171,636)	(22,780)	92,553
Foreign exchange rate effect	1,191	(3,258)	(955)
(Decrease)/increase in cash and cash equivalents	$(2,796)	$(8,608)	$67,284

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

Cash and cash equivalents decreased $2.8 million during the year ended December 31, 2023 due to $184.3 million used to repurchase and settle our 4.25% Convertible Senior Notes due 2023, $57.4 million used to purchase financial instruments owned, at fair value, $50.0 million used to terminate our deferred consideration—gold payments obligation, $40.0 million used to repurchase our Series C Preferred Stock, $20.1 million used to pay dividends on our common stock, $11.2 million used to purchase investments, $3.6 million used to repurchase our common stock, $3.5 million used to pay issuance costs in respect of our 5.75% Convertible Senior Notes due 2028, or the 2023 Notes, $2.1 million used for software development and $1.2 million used in other activities. These decreases were partly offset by $130.0 million of proceeds from the issuance of the 2023 Notes, $123.6 million of proceeds from the sale of financial instruments owned, at fair value, $85.6 million of net cash provided by operating activities, $28.8 million of proceeds from the exit from our investment in Securrency, Inc. in connection with the sale of Securrency, Inc. to an unaffiliated third party, $1.5 million from receipt of contingent consideration related to the sale of our Canadian ETF business, and $1.1 million from other activities.

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

Cash and cash equivalents increased $67.3 million during the year ended December 31, 2021 due to $150.0 million of proceeds from the issuance of our 3.25% Convertible Senior Notes due 2026, or the 2021 Notes, $75.3 million of net cash provided by operating activities, $19.4 million of proceeds from the sale of financial instruments owned, at fair value and $2.4 million of proceeds from the receipt of contingent consideration from the sale of our Canadian ETF business. These increases were partly offset by $115.5 million used to purchase financial instruments owned, at fair value, $34.5 million used to repurchase our common stock, $19.5 million used to pay dividends on our common stock, $5.8 million used to purchase investments, $4.3 million used to pay the 2021 Notes issuance costs and $0.2 million from other activities.

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

On June 16, 2020, we issued and sold $150.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “June 2020 Notes”) pursuant to an indenture dated June 16, 2020, between us and the trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A. On August 13, 2020, we issued and sold $25.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2023 at a price equal to 101% of the principal amount thereof, plus interest deemed to have accrued since June 16, 2020, which constituted a further issuance of, and formed a single series with, our June 2020 Notes (the “August 2020 Notes” and together with the June 2020 Notes, the “2020 Notes”).

In connection with the issuance of the 2023 Notes, we repurchased $115.0 million in aggregate principal amount of the 2020 Notes. As a result of this repurchase, we recognized a loss on extinguishment of approximately $9.7 million during the year ended December 31, 2023. The remainder of the 2020 Notes matured on June 15, 2023 and were settled for approximately $59.9 million of cash and approximately 1.0 million shares of our common stock.

After the repurchase and maturity of the 2020 Notes and the issuance of the 2023 Notes (such 2023 Notes, together with the 2021 Notes, the “Convertible Notes”), we had $280.0 million in aggregate principal amount of Convertible Notes outstanding.

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

•     Conversion price: Convertible at an initial conversion rate set forth in the table above into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.

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

•     Seniority and Security: The 2023 Notes and 2021 Notes rank equal in right of payment, and are our senior unsecured obligations, but are subordinated in right of payment to our obligations to make certain redemption payments (if and when due) in respect of our Series A Preferred Stock (See Note 11 to our Consolidated Financial Statements).

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at December 31, 2023 was approximately $29.2 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans.

During the year ended December 31, 2023, we repurchased 635,653 shares of our common stock under the repurchase program for an aggregate cost of $3.6 million. Currently, approximately $96.4 million remains under this program for future purchases. We also repurchased our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of common stock, from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date.

Contractual Obligations

Convertible Notes

We currently have $280.0 million aggregate principal amount of Convertible Notes outstanding, of which $150.0 million and $130.0 million are scheduled to mature on June 15, 2026 and August 15, 2028, respectively, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

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

Deferred Consideration–Gold Payments

On May 10, 2023, we entered into and closed on a Sale, Purchase and Assignment Deed to terminate our obligations relating to the contractual gold payments. Pursuant to that agreement, we paid consideration totaling $136.9 million, including an aggregate of $50.0 million in cash and the issuance of 13,087 shares of Series C Preferred Stock (valued at $86.9 million, based on the closing price of our common stock on May 9, 2023 of $6.64 per share), which was convertible into 13,087,000 shares of our common stock. The Series C Preferred Stock was subsequently repurchased on November 20, 2023 as described in “Payable to GBH” below. See Note 12 to our Consolidated Financial Statements for additional information.

Payable to GBH

On November 20, 2023, we repurchased our Series C Preferred Stock from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $0.6 million at December 31, 2023. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 13 to our Consolidated Financial Statements for additional information.

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

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for our intangible assets is November 30th. The results of our analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates of 3.0% and a weighted average cost of capital of 10.5%.

Investments

We account for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed within ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. See Note 7 to our Consolidated Financial Statements for information.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other financial instruments which totaled $127.4 million and $109.2 million as of December 31, 2022 and 2023, respectively. During the years ended December 31, 2022 and 2023, we recognized losses on these financial instruments of $16.5 million and $0.5 million, respectively, and any losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

10b5-1 Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2024 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form 10-K, and is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will be contained in our definitive proxy statement or in an amendment to this Form 10-K and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Business Conduct and Ethics is posted on our website at https://ir.wisdomtree.com/corporate-governance/governance-documents.

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

ITEM 16.  FORM 10-K SUMMARY

None.

WISDOMTREE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of WisdomTree, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WisdomTree, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

ETFS Indefinite-Lived Intangible Assets – Assessment of Carrying Value
Description of the Matter

At December 31, 2023, the Company held indefinite-lived intangible assets related to the right to manage assets under management through customary advisory agreements, which have no expiration date, in connection with the ETFS acquisition, with an aggregate carrying value of $601,247,000. As described in Notes 2 and 24 to the consolidated financial statements, these assets were assessed for impairment based upon a quantitative test. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying values. The Company determined the fair value of its ETFS intangible assets using an income approach (discounted cash flow analysis) with significant unobservable inputs that included the weighted average cost of capital and projected revenue growth rates.

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

New York, New York
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of WisdomTree, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited WisdomTree, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 23, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 23, 2024

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents (including $5,007 and $0 invested in WisdomTree Government Money Market Digital Fund at December 31, 2023 and 2022, respectively)	$129,305	$132,101
Financial instruments owned, at fair value (including $47,559 and $25,283 invested in WisdomTree products at December 31, 2023 and 2022, respectively)	58,722	126,239
Accounts receivable (including $28,511 and $24,139 due from related parties at December 31, 2023 and 2022, respectively)	35,473	30,549
Prepaid expenses	5,258	4,684
Other current assets	1,036	390
Total current assets	229,794	293,963
Fixed assets, net	427	544
Indemnification receivable (Note 22)	—	1,353
Securities held-to-maturity	230	259
Deferred tax assets, net	11,057	10,536
Investments (Note 7)	9,684	35,721
Right of use assets—operating leases (Note13)	563	1,449
Goodwill (Note 24)	86,841	85,856
Intangible assets, net (Note 24)	605,082	603,567
Other noncurrent assets	459	571
Total assets	$944,137	$1,033,819
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$30,085	$36,521
Compensation and benefits payable	38,111	24,121
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 12)	14,804	—
Income taxes payable	3,866	1,599
Operating lease liabilities (Note 13)	578	1,125
Convertible notes—current (Note 10)	—	59,197
Deferred consideration—gold payments (Note 9)	—	16,796
Accounts payable and other liabilities	15,772	9,075
Total current liabilities	103,216	148,434
Convertible notes (Note 10)	274,888	262,019
Payable to GBH (Note 12)	24,328	—
Deferred consideration—gold payments (Note 9)	—	183,494
Operating lease liabilities (Note 13)	—	339
Other noncurrent liabilities (Note 22)	—	1,353
Total liabilities	402,432	595,639
Preferred stock—Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $96,869 and $77,969 at December 31, 2023 and 2022, respectively) (Note 11)	132,569	132,569
Contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 150,330 and 146,517 at December 31, 2023 and 2022, respectively	1,503	1,465
Additional paid-in capital	312,440	291,847
Accumulated other comprehensive loss	(548)	(1,420)
Retained earnings	95,741	13,719
Total stockholders’ equity	409,136	305,611
Total liabilities and stockholders’ equity	$944,137	$1,033,819

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Operating Revenues:
Advisory fees	$333,227	$293,632	$298,052
Other income	15,808	7,713	6,266
Total revenues	349,035	301,345	304,318
Operating Expenses:
Compensation and benefits	109,532	97,897	88,163
Fund management and administration	71,348	64,761	58,912
Marketing and advertising	17,256	15,302	14,090
Sales and business development	13,584	11,871	9,907
Contractual gold payments (Note 9)	6,069	17,108	17,096
Professional fees	18,969	13,800	7,616
Occupancy, communications and equipment	4,684	3,898	4,629
Depreciation and amortization	872	262	738
Third-party distribution fees	9,377	7,656	7,176
Other	9,852	8,705	6,933
Total operating expenses	261,543	241,260	215,260
Operating income	87,492	60,085	89,058
Other Income/(Expenses):
Interest expense	(15,242)	(14,935)	(12,332)
Gain on revaluation/termination of deferred consideration—gold payments (Note 9)	61,953	27,765	2,018
Interest income	4,099	3,320	2,009
Impairments (Note 26)	(7,942)	—	(16,156)
Loss on extinguishment of debt (Note 10)	(9,721)	—	—
Other losses, net	(1,631)	(36,285)	(7,926)
Income before income taxes	119,008	39,950	56,671
Income tax expense/(benefit)	16,462	(10,734)	6,874
Net income	$102,546	$50,684	$49,797
Earnings per share—basic	$0.66	$0.31	$0.31
Earnings per share—diluted	$0.64	$0.31	$0.31
Weighted-average common shares—basic	144,707	143,020	143,847
Weighted-average common shares—diluted	170,413	158,914	161,263
Cash dividends declared per common share	$0.12	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$102,546	$50,684	$49,797
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of income taxes	872	(2,102)	(420)
Other comprehensive income/(loss)	872	(2,102)	(420)
Comprehensive income	$103,418	$48,582	$49,377

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands)

	Series C Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	(Accumulated Deficit)/Retained Earnings	Total
	Shares Issued	Par Value	Shares Issued	Par Value
Balance—December 31, 2020	—	$—	148,716	$1,487	$317,075	$1,102	$(53,399)	$266,265
Reclassification of equity component related to convertible notes, net of deferred taxes of $1,022, upon the implementation of Accounting Standards Update 2020-06 (Note 10)	—	—	—	—	(3,682)	—	616	(3,066)
Balance—January 1, 2021 (as adjusted)			148,716	$1,487	313,393	$1,102	$(52,783)	$263,199
Restricted stock issued and vesting of restricted stock units, net	—	—	1,369	13	(13)	—	—	—
Shares repurchased	—	—	(5,121)	(51)	(34,455)	—	—	(34,506)
Exercise of stock options, net	—	—	143	2	813	—	—	815
Stock-based compensation	—	—	—	—	9,998	—	—	9,998
Other comprehensive loss	—	—	—	—	—	(420)	—	(420)
Dividends	—	—	—	—	—	—	(19,459)	(19,459)
Net income	—	—	—	—	—	—	49,797	49,797
Balance—December 31, 2021	—	—	145,107	$1,451	$289,736	$682	$(22,445)	$269,424
Restricted stock issued and vesting of restricted stock units, net	—	—	2,003	20	(20)	—	—	—
Shares repurchased	—	—	(593)	(6)	(3,412)	—	—	(3,418)
Stock-based compensation	—	—	—	—	10,385	—	—	10,385
Other comprehensive loss	—	—	—	—	—	(2,102)	—	(2,102)
Dividends	—	—	—	—	(4,842)	—	(14,520)	(19,362)
Net income	—	—	—	—	—	—	50,684	50,684
Balance—December 31, 2022	—	—	146,517	$1,465	$291,847	$(1,420)	$13,719	$305,611
Restricted stock issued and vesting of restricted stock units, net	—	—	3,412	34	(34)	—	—	—
Shares issued in connection with convertible notes that matured on June 15, 2023 (Note 10)	—	—	1,037	10	35	—	—	45
Shares issued in connection with termination of the deferred consideration—gold payments obligation, net of issuance costs (Note 9)	13	—	—	—	86,801	—	—	86,801
Shares repurchased that were issued in connection with termination of the deferred consideration—gold payments obligation, net of issuance costs (Notes 12 and 23)	(13)	—	—	—	(78,835)	—	—	(78,835)
Shares repurchased	—	—	(636)	(6)	(3,564)	—	—	(3,570)
Stock-based compensation	—	—	—	—	16,190	—	—	16,190
Other comprehensive income	—	—	—	—	—	872	—	872
Dividends	—	—	—	—	—	—	(20,524)	(20,524)
Net income	—	—	—	—	—	—	102,546	102,546
Balance—December 31, 2023	—	—	150,330	1,503	312,440	(548)	95,741	409,136

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$102,546	$50,684	$49,797
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on revaluation of deferred consideration—gold payments	(61,953)	(27,765)	(2,018)
Advisory fees received in gold and other precious metals	(49,400)	(57,290)	(74,970)
Stock-based compensation	16,190	10,385	9,998
Loss on extinguishment of debt	9,721	—	—
Impairments	7,942	—	16,156
Contractual gold payments	6,069	17,108	17,096
Amortization of issuance costs—convertible notes	1,817	2,592	2,187
Amortization of right of use asset	1,285	963	1,950
Depreciation and amortization	872	262	738
Losses on financial instruments owned, at fair value	517	16,516	3,715
Deferred income taxes	(481)	(1,296)	316
Imputed interest on payable to GBH	297	—	—
Losses on investments	242	—	—
Gain on sale—Canadian ETF business, including remeasurement of contingent consideration	—	—	(787)
Other	—	(1,984)	(272)
Changes in operating assets and liabilities:
Accounts receivable	(6,212)	(720)	(3,506)
Prepaid expenses	(518)	(808)	(139)
Gold and other precious metals	42,150	41,847	57,417
Other assets	281	(309)	(394)
Fund management and administration payable	5,837	3,723	1,348
Compensation and benefits payable	1,209	4,485	10,242
Income taxes payable	2,260	(2,308)	3,101
Operating lease liabilities	(1,284)	(965)	(15,560)
Accounts payable and other liabilities	6,213	(33)	(1,097)
Net cash provided by operating activities	85,600	55,087	75,318
Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(57,364)	(67,734)	(115,526)
Purchase of investments	(11,228)	(21,863)	(5,750)
Cash paid—software development	(2,149)	—	—
Cash paid—acquisition of Securrency Transfers, Inc. (net of cash acquired)	(985)	—	—
Purchase of fixed assets	(113)	(220)	(293)
Proceeds from the sale of financial instruments owned, at fair value	123,564	52,115	19,441
Proceeds from the exit from investment in Securrency, Inc.	28,818	—	—
Proceeds from receipt of contingent consideration related to the sale of Canadian ETF business	1,477	—	2,360
Proceeds from held-to-maturity securities maturing or called prior to maturity	29	45	136
Net cash provided by/(used in) investing activities	82,049	(37,657)	(99,632)

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Repurchase and maturity of convertible notes	(184,272)	—	—
Termination of deferred consideration—gold payments	(50,005)	—	—
Repurchase of Series C Preferred Stock	(40,000)	—	—
Dividends paid	(20,144)	(19,362)	(19,459)
Shares repurchased	(3,570)	(3,418)	(34,506)
Issuance costs—convertible notes	(3,548)	—	(4,297)
Issuance costs—Series C Preferred Stock	(97)	—	—
Proceeds from the issuance of convertible notes (Note 10)	130,000	—	150,000
Proceeds from exercise of stock options	—	—	815
Net cash (used in)/provided by financing activities	(171,636)	(22,780)	92,553
Increase/(decrease) in cash flow due to changes in foreign exchange rate	1,191	(3,258)	(955)
Net (decrease)/increase in cash and cash equivalents	(2,796)	(8,608)	67,284
Cash and cash equivalents—beginning of year	132,101	140,709	73,425
Cash and cash equivalents—end of year	$129,305	$132,101	$140,709
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,156	$12,500	$8,456
Cash paid for interest	$10,709	$12,313	$9,898

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

On May 10, 2023, the Company issued 13.087 shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) (valued at $86,898) in connection with the termination of its deferred consideration—gold payments obligation. Those shares were subsequently repurchased on November 20, 2023 for aggregate consideration of approximately $84,411, with $40,000 paid on the closing date and the remainder of the purchase price payable in equal annual installments on the first, second and third anniversaries of the closing date, with no requirement to pay interest. See Notes 11 and 12 for additional information.

On June 15, 2023, the Company issued 1,037 shares of common stock (as the conversion option was in the money) in connection with the maturity of $60,000 aggregate principal amount of 4.25% Convertible Senior Notes due 2023.

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a well-diversified suite of exchange-traded products (“ETPs”), models, solutions and products leveraging blockchain technology. Building on its heritage of innovation, the Company is also developing and has launched next-generation digital products, services and structures, including digital or blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as its blockchain-native digital wallet, WisdomTree Prime. The Company has the following wholly-owned operating subsidiaries:

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

•     WisdomTree Digital Commodity Services, LLC is a New York based company that serves as the sponsor of the WisdomTree Bitcoin Fund, which is currently effective with the SEC. The WisdomTree Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest and is listed on the Cboe BZX Exchange, Inc. The WisdomTree Bitcoin Fund provides exposure to the spot price of bitcoin.

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

•     WisdomTree Digital Movement, Inc. (“WT Digital Movement”) is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network. WT Digital Movement has obtained and is seeking additional state money transmitter licenses to operate a platform for the purchase, sale and exchange of tokenized assets, while also providing blockchain-native digital wallet services through WisdomTree Prime to facilitate such activity.

•     WisdomTree Securities, Inc. is a New York based limited purpose broker-dealer (i.e., mutual fund retailer), facilitating transactions in WisdomTree Digital Funds.

•     WisdomTree Transfers, Inc. is a New York based transfer agent registered with the SEC, providing transfer agency and registrar services for the Digital Funds. The transfer agent maintains the official record of share ownership in book entry form and reconciles the official record with the secondary record of ownership of shares on one or more blockchains.

•     WisdomTree Digital Trust Company, LLC is a New York based limited liability trust company that has been formed to operate as a limited purpose trust company under New York Banking Law upon receiving a charter from the New York State Department of Financial Services.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period. The impact of the foreign currency translation adjustment is included in the Consolidated Statements of Comprehensive Income as a component of other comprehensive income/(loss).

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

Third-Party Distribution Fees

The Company pays a percentage of its advisory fee revenues based on incremental growth in assets under management (“AUM”), subject to caps or minimums, to marketing agents to sell WisdomTree ETPs and for including WisdomTree ETPs on third-party customer platforms and recognizes these expenses as incurred.

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

Recently Issued Accounting Pronouncements

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which requires public entities to provide disclosures of significant segment expenses and other segment items. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and also applies to public entities with a single reportable segment. Entities are permitted to disclose more than one measure of a segment’s profit or loss if such measures are used by the chief operating decision-maker to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the consolidated financial statements. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable, and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. This standard will only impact disclosures and will be adopted by the Company on January 1, 2024.

On December 13, 2023, the FASB issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets, which contains final guidance requiring all entities to measure certain crypto assets at fair value each reporting period and to reflect changes from remeasurement in net income. Entities are required to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and present changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. Entities are required to provide interim and annual disclosures about the types of crypto assets they hold and any changes in their holdings of crypto assets. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company has determined that this standard will not have a material impact on its financial statements and will early adopt the standard on January 1, 2024.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2025.

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company early adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (ASU 2020-06) under the modified retrospective approach. Under the ASU, the accounting for convertible instruments was simplified by removing major separation models required under current GAAP. Accordingly, more convertible instruments are reported as a single liability or equity with no separate accounting for embedded conversion features. Certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception are removed and, as a result, more equity contracts will qualify for the scope exception. The ASU also simplifies the diluted earnings-per-share calculation in certain areas. Upon the adoption of this ASU, the Company reclassified the equity component related to the convertible notes, net of deferred taxes, reducing accumulated deficit by $616, increasing the carrying value of the convertible notes by $4,088, reducing additional paid-in capital by $3,682 and reducing deferred tax liabilities by $1,022. These updates also reduced interest expense recognized on the Company’s convertible notes by approximately $420 per quarter and $1,680 for the year ended December 31, 2021 (Note 10) and the impact on earnings per share was negligible.

3. Cash and Cash Equivalents

Of the total cash and cash equivalents of $129,305 and $132,101 at December 31, 2023 and 2022, $116,895 and $131,104, respectively, were held at three financial institutions. At December 31, 2023 and 2022, cash equivalents were approximately $50,226 and $930, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, which was $29,156 and $25,988 at December 31, 2023 and 2022, respectively. These requirements are generally satisfied by cash on hand.

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

Level 1	—	Quoted prices for identical instruments in active markets.
Level 2	—

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3	—	Instruments whose significant drivers are unobservable.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the years ended December 31, 2023 and 2022, there were no transfers between Levels 2 and 3.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$50,226	$50,226	$—	$—
Financial instruments owned, at fair value:
ETFs	35,181	35,181	—	—
Pass-through GSEs	10,240	—	10,240	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,007	—	5,007	—
Equities	6,337	6,337	—	—
Fixed income	1,957	1,008	949	—
Total	$108,948	$92,752	$16,196	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	9,684	—	—	9,684
Other investments(2)	—	—	—	—
Total	$9,684	$—	$—	$9,684

____________

(1)     Fair value determined on October 31, 2023

(2)     Fair value determined on September 30, 2023

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$930	$930	$—	$—
Financial instruments owned, at fair value:
ETFs	23,772	23,772	—	—
U.S. treasuries	2,980	2,980	—	—
Pass-through GSEs	96,837	23,290	73,547	—
Fixed income	885	—	885	—
Other assets—seed capital (WisdomTree Digital Funds):	1,765	—	1,765	—
Investments in Convertible Notes
Securrency, Inc.—convertible note (Note 7)	14,500	—	—	14,500
Fnality International Limited—convertible note (Note 7)	6,921	—	—	6,921
Total	$148,590	$50,972	$76,197	$21,421
Non-recurring fair value measurements:
Other investments(1)	$312	$—	$—	$312

Liabilities:
Recurring fair value measurements:
Deferred consideration (Note 9)	$200,290	$—	$—	$200,290

____________

(1)     Fair value determined on May 10, 2022

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

Fair Value Measurements classified as Level 3 – The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

These instruments consist of the following:

	Years Ended
	December 31, 2023	December 31, 2022
Investments in Convertible Notes (Note 7):
Beginning balance	$21,421	$—
Purchases	11,228	21,863
Settlements	(28,818)	—
Conversions(1)	(9,684)	—
Net realized gains/(losses)(2)	5,853	(442)
Ending balance	$—	$21,421
Deferred Consideration (Note 7):
Beginning balance	$200,290	$228,062
Net realized losses(3)	6,069	17,108
Net unrealized gains(4)	(61,953)	(27,765)
Settlements	(144,406)	(17,115)
Ending balance	$—	$200,290

____________

(1)     The Fnality convertible notes converted into Series B-1 Preference Shares on October 31, 2023 (Note 7).

(2)     Recorded in impairments and other losses, net in the Consolidated Statements of Operations.

(3)     Recorded as contractual gold payments expense in the Consolidated Statements of Operations.

(4)     Recorded as gain on revaluation/termination of deferred consideration—gold payments in the Consolidated Statements of Operations.

5. Financial instruments owned

These instruments consist of the following:

	December 31, 2023	December 31, 2022
Financial instruments owned:
Trading securities	$45,421	$124,474
Other assets—seed capital (WisdomTree Digital Funds)	13,301	1,765
Total	$58,722	$126,239

The Company recognized net trading losses on financial instruments owned that were still held at the reporting dates of $536 and $12,721 during the years ended December 31, 2023 and 2022, respectively, which were recorded in other losses, net, in the Consolidated Statements of Operations.

6. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	December 31, 2023	December 31, 2022
Debt instruments: Pass-through GSEs (amortized cost)	$230	$259

During the years ended December 31, 2023 and 2022, the Company received proceeds of $29 and $45, respectively, from held-to-maturity securities maturing or being called prior to maturity.

The following table summarizes unrealized gains, losses, and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	December 31,
	2023	2022
Cost/amortized cost	$230	$259
Gross unrealized losses	(15)	(20)
Gross unrealized gains	—	—
Fair value	$215	$239

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

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	December 31,
	2023	2022
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	22	27
Due over ten years	208	232
Total	$230	$259

7. Investments

The following table sets forth the Company’s investments:

	December 31, 2023		December 31, 2022
	Carrying Value	Cost	Carrying Value	Cost
Securrency, Inc.:
Series A Shares	$—	$—	$8,488	$8,112
Series B Shares	—	—	5,500	5,500
Convertible note	—	—	14,500	15,000
Subtotal—Securrency, Inc.	—	—	28,488	28,612
Fnality International Limited:
Convertible note	—	—	6,921	6,863
Series B-1 Preference Shares	9,684	8,091	—	—
Subtotal—Fnality International Limited	9,684	8,091	6,921	6,863
Other investments	—	250	312	250
Total	$9,684	$8,341	$35,721	$35,725

Securrency, Inc.

Exit from Investment – Year Ended December 31, 2023

On December 7, 2023, the Company received proceeds of $28,818 relating to the exit from its investment in Securrency, Inc. (“Securrency”), a developer of institutional-grade blockchain-based financial and regulatory technology, in connection with the sale of Securrency to an unaffiliated third party. This resulted in a net impairment charge of $7,630 and additional losses of $1,777, recorded in other losses, net, recognized during the year ended December 31, 2023.

Disclosures Pertaining to December 31, 2022

Preferred Stock

The Company owned approximately 22% (or 18% on a fully-diluted basis) of the capital stock of Securrency, issued as a result of strategic investments totaling $13,612. In consideration of such investments, the Company had received 5,178,488 shares of Series A convertible preferred stock (“Series A Shares”) in December 2019 and 2,004,665 shares of Series B convertible preferred stock (“Series B Shares”) in March 2021. The Series B Shares contained a liquidation preference that was pari passu with shares of Series B-1 convertible preferred stock (which were substantially the same as the Series B Shares except that they had limited voting rights) and senior to that of the holders of the Series A Shares, which were senior to the holders of common stock. Otherwise, the Series A Shares and Series B Shares had substantially the same terms, were convertible into common stock at the option of the Company and contained various rights and protections including a non-cumulative 6.0% dividend, payable if and when declared by the board of directors of Securrency. In addition, the Series A Shares and Series B Shares (together with the Series B-1 convertible preferred stock) were separately redeemable, with respect to all of the shares outstanding of the applicable series of preferred stock (subject to certain regulatory restrictions of certain investors), for the original issue price thereof, plus all declared and unpaid dividends, upon approval by holders of at least 60% of the Series A Shares (at any time on or after December 31, 2029) and 90% of the Series B Shares (at any time on or after March 31, 2031).

These investments were accounted for under the measurement alternative prescribed in ASC 321, as they did not have a readily determinable fair value and were not considered to be in-substance common stock. The investments were assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized during the years ended December 31, 2022 and 2021 based upon a qualitative assessment.

During the year ended December 31, 2021, the Company recognized a gain of $376 on its Series A Shares, which were re-measured to fair value upon the issuance of Securrency’s Series B Shares. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value was allocated across the capital structure using the Black-Scholes option pricing model.

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

The note was convertible into either Securrency’s common stock or the class of securities convertible into, exchangeable for, or conferring the right to purchase Securrency’s common stock that was issued in the event of a future equity financing at a conversion price equal to a discount of 25% (or, if applicable, a greater discount offered to other holders of convertible securities in such future equity financing round) to the lowest price paid per equity share issued in the future equity financing round.

The note was redeemable upon the occurrence of a corporate transaction for an amount which was the greater of (i) the principal amount and all accrued interest and (ii) the amount that would be received had the note been converted to common stock immediately prior to the occurrence of the corporate transaction. At maturity, redemption or conversion could occur upon the election by the holders of a majority-in-interest of the aggregate principal amount of outstanding notes. If no such election was made, Securrency could elect to pay or convert the notes in its sole discretion.

The note was accounted for at fair value. Fair value was determined by the Company using the probability-weighted expected return method (“PWERM”), a valuation approach that estimated the value of the note assuming various outcomes. During the year ended December 31, 2022, the Company recognized an unrealized loss of $500 when re-measuring the notes to fair value.

The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

December 31, 2022
Conversion of note upon a future equity financing	60%
Redemption of note upon a corporate transaction	25%
Default	15%
Time to potential outcome (in years)	0.33

Fnality International Limited

Series B-1 Preference Shares (December 31, 2023)

The Company owns approximately 5.4% (or 4.8% on a fully-diluted basis) of capital stock of Fnality International Limited (“Fnality”), a company incorporated in England and Wales and focused on creating a peer-to-peer digital wholesale settlement ecosystem comprised of a consortium of financial institutions, offering real time cross-border payments from a single pool of liquidity. The Company’s ownership interest is represented by 2,340,378 Series B-1 Preference Shares, resulting from the conversion of its investment of £6,000 ($8,091) in convertible notes upon Fnality’s qualified equity financing which occurred in October 2023. The Series B-1 Preference Shares carry a 1.0x liquidation preference, are convertible into ordinary shares at the option of the Company and contain various rights and protections.

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. During the year ended December 31, 2023, the Company recognized a gain of $1,534 on its investment in Fnality which was re-measured to fair value upon the issuance by Fnality of Series B-2 Preference Shares to new investors in the qualified equity financing. The Series B-2 Preference Shares carry a 1.5x liquidation preference, rank pari passu to the Series B-1 Preference Shares and automatically convert into Series B-1 Preference Shares if certain conditions are met no later than June 30, 2024.

Fair value of the Company’s investments in Fnality were determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value is allocated across the capital structure using the Black-Scholes option pricing model.

The table below presents the inputs used in the backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

December 31, 2023
Expected volatility	60%
Time to exit (in years)	5.00
Probability that Series B-2 Preference Shares convert into Series B-1 Preference Shares	75%

There was no impairment recognized during the year ended December 31, 2023 based upon a qualitative assessment.

Convertible Note (December 31, 2022)

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

The note was convertible into equity shares in the event of a future financing round at a conversion price equal to the lower of (i) a discount of 20% to lowest price paid per equity share issued pursuant to such future financing round and (ii) an amount paid per share subject to a pre-money valuation cap. Mandatory conversion could occur on or after the maturity date or, if earlier, in the event a future financing round had not been completed within a specified time from an initial closing of such financing round (“Long Stop Date”), upon the approval of holders of at least 75% of the outstanding notes. The note was also convertible, at the option of the Company, following the earlier of the maturity date or such Long Stop Date.

The note was redeemable upon the occurrence of a change of control for an amount which was the greater of (i) the principal amount and all accrued interest and (ii) the amount that would have been received had the note been converted to equity shares immediately prior to the occurrence of the change of control. Redemption could also occur on or after maturity or prior to maturity upon approval by holders of at least 50% and 75%, respectively, of the outstanding notes, or in connection with bankruptcy or other liquidation events.

The note was accounted for at fair value. Fair value was determined by the Company using the PWERM and was also remeasured for changes in the British pound and U.S. dollar exchange rate. During the year ended December 31, 2022, the Company recognized a gain of $58 when re-measuring the notes to fair value.

The table below presents the probability ascribed to potential outcomes used in the PWERM (classified as Level 3 in the fair value hierarchy) and the time to exit:

December 31, 2022
Conversion of note upon a future financing round	85%
Redemption of note upon a change of control	10%
Default	5%
Time to potential outcome (in years)	0.25

Other Investments

During the year ended December 31, 2023, the Company recognized an impairment of $312 on its other investments.

8. Fixed Assets, net

The following table summarizes fixed assets:

	December 31,
	2023	2022
Equipment	$1,097	$962
Less: accumulated depreciation	(670)	(418)
Total	$427	$544

9. Deferred Consideration—gold payments

Deferred consideration—gold payments represented an obligation the Company assumed in connection with its acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse business of ETFS Capital Limited (“ETFS Capital”) which occurred on April 11, 2018 (“ETFS Acquisition”). The obligation was for fixed payments to ETFS Capital of physical gold bullion equating to 9,500 ounces of gold per year through March 31, 2058 and then subsequently reduced to 6,333 ounces of gold continuing into perpetuity (“Contractual Gold Payments”). ETFS Capital passed through these payments to other parties to meet its payment obligations under prior royalty agreements it had with such parties, including to Gold Bullion Holdings (Jersey) Limited (“GBH”), a subsidiary of the World Gold Council (“WGC”), Graham Tuckwell (“GT”), and Rodber Investments Limited (“RIL”), an entity controlled by GT, who is also the Chairman of ETFS Capital.

On May 10, 2023, the Company terminated its Contractual Gold Payments obligation for aggregate consideration totaling $136,903 pursuant to a Sale, Purchase and Assignment Deed (the “SPA Agreement”) with WisdomTree International Holdings Ltd, Electra Target HoldCo Limited, ETFS Capital, WGC, GBH, GT and RIL. Under the terms of the transaction, GBH received approximately $4,371 in cash and 13,087 shares of Series C Preferred Stock, convertible into 13,087,000 shares of the Company’s common stock, and RIL received approximately $45,634 in cash.

On November 20, 2023, the Company repurchased the 13,087 shares of Series C Preferred Stock issued to GBH for aggregate consideration of $84,411, $40,000 of which was paid on the closing date, with the remaining $44,411 payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. See Note 12 for additional information.

The Company determined the present value of the deferred consideration of $0 and $200,290 at December 31, 2022 using the following assumptions:

December 31, 2022
Forward-looking gold price (low)—per ounce	$1,858
Forward-looking gold price (high)—per ounce	$3,126
Forward-looking gold price (weighted average)—per ounce	$2,237
Discount rate	11.0%
Perpetual growth rate	1.3%

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

Current and long-term amounts payable were $16,796 and $183,494, respectively, at December 31, 2022.

During the years ended December 31, 2023 and 2022, the Company recognized the following in respect of deferred consideration:

	Years Ended December 31,
	2023	2022	2021
Contractual gold payments	$6,069	$17,108	$17,096
Contractual gold payments—gold ounces paid	3,167	9,500	9,500
Gain on revaluation/termination of deferred consideration—gold payments(1)	$61,953	$27,765	$2,018

____________

(1)     Gains on revaluation/termination of deferred consideration—gold payments result from a decrease in spot gold prices, a decrease in the forward-looking price of gold, a decrease in the perpetual growth rate and an increase in the discount rate used to compute the present value of the annual payment obligations.

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

In connection with the issuance of the 2023 Notes, the Company repurchased $115,000 in aggregate principal amount of the 2020 Notes. As a result of this repurchase, the Company recognized a loss on extinguishment of approximately $9,721 during the year ended December 31, 2023. The remainder of the 2020 Notes matured on June 15, 2023 and were settled for $59,955 in cash and 1,037,288 shares of common stock, as the conversion option was in the money.

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

•     Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2023 Notes and on June 15 and December 15 of each year for the 2021 Notes.

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

•     Seniority and Security: The 2023 Notes and 2021 Notes rank equal in right of payment, and are the Company’s senior unsecured obligations, but are subordinated in right of payment to the Company’s obligations to make certain redemption payments (if and when due) in respect of its Series A Non-Voting Convertible Preferred Stock (Note 11).

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

The following table provides a summary of the Convertible Notes at December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
	2023 Notes	2021 Notes	Total	2021 Notes	2020 Notes	Total
Principal amount	$130,000	$150,000	$280,000	$150,000	$175,000	$325,000
Plus: Premium	—	—	—	—	250	250
Gross proceeds	130,000	150,000	280,000	150,000	175,250	325,250
Less: Unamortized issuance costs	(2,987)	(2,125)	(5,112)	(2,981)	(1,053)	(4,034)
Carrying amount	127,013	$147,875	$274,888	$147,019	$174,197	$321,216
Effective interest rate(1)	6.25%	3.83%	4.96%	3.83%	5.26%	4.60%

____________

(1)     Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes during the years ended December 31, 2023, 2022 and 2021 was $14,945, $14,935 and $12,332, respectively. Interest payable of $3,041 and $621 at December 31, 2023 and 2022, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $281,897 and $320,513 at December 31, 2023 and 2022, respectively. The if-converted value of the Convertible Notes did not exceed the principal amount at December 31, 2023 and 2022.

11. Series A Preferred Stock

On April 10, 2018, the Company filed a Certificate of Designations of Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series A Preferred Stock (defined below). The Series A Preferred Stock is intended to provide ETFS Capital with economic rights equivalent to the Company’s common stock on an as-converted basis. The Series A Preferred Stock has no voting rights, are not transferable and have the same priority with regard to dividends, distributions and payments as the common stock.

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

The following is a summary of the Series A Preferred Stock balance:

	December 31, 2023	December 31, 2022
Issuance of Series A Preferred Stock	$132,750	$132,750
Less: Issuance costs	(181)	(181)
Series A Preferred Stock—carrying value	$132,569	$132,569
Cash dividends declared per share (quarterly)	$0.03	$0.03

Temporary equity classification is required for redeemable instruments for which redemption triggers are outside of the issuer’s control. ETFS Capital has the right to redeem all the Series A Preferred Stock specified to be converted during the period of time specified in the Certificate of Designations in the event that: (a) the number of shares of the Company’s common stock authorized by its certificate of incorporation is insufficient to permit the Company to convert all of the Series A Preferred Stock requested by ETFS Capital to be converted; or (b) ETFS Capital does not, upon completion of a change of control of the Company, receive the same amount per share of Series A Preferred Stock as it would have received had each outstanding share of Series A Preferred Stock been converted into common stock immediately prior to the change of control. However, the Company will not be obligated to make any such redemption payments to the extent such payments would be a breach of any covenant or obligation the Company owes to any of its secured creditors or is otherwise prohibited by applicable law.

Any such redemption will be at a price per Preferred Share equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Series A Preferred Stock was $96,869 and $77,969 at December 31, 2023 and 2022, respectively.

The carrying amount of the Series A Preferred Stock was not adjusted as it was not probable that such shares would become redeemable.

12. Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”)

On November 20, 2023, the Company repurchased its Series C Preferred Stock which was convertible into 13,087,000 shares of the Company’s common stock, from GBH, a subsidiary of WGC, for aggregate cash consideration of approximately $84,411. Under the terms of the transaction, the Company paid GBH $40,000 on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction. The investor rights agreement that the Company and GBH entered into in May 2023 in connection with the issuance of the Series C Preferred Stock, which provided GBH with certain rights and obligations with respect to the shares, including registration rights, was terminated in this transaction.

Under U.S. GAAP, the obligation was recorded at its present value utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is being amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. The aggregate consideration payable was valued at $38,835 on the closing date and the carrying value of this obligation is as follows:

December 31, 2023
Current:	$14,804
Long-term	24,328
Total	$39,132

Interest expense recognized during the year ended December 31, 2023 was $297 and is included as a component of total interest expense recognized on the Statements of Operations.

13. Leases

The Company has entered into operating leases for its corporate headquarters office facilities, financial data terminals and equipment. The Company has no finance leases.

The following table provides additional information regarding the Company’s leases:

	Years Ended December 31,
	2023	2022
Lease cost:
Operating lease cost	$1,285	$963
Short-term lease cost	191	223
Total lease cost	$1,476	$1,186
Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$1,284	$965
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	0.4	1.2
Weighted-average discount rate—operating leases	5.9%	6.4%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

On September 9, 2021, the Company entered into a Surrender Agreement to terminate the lease for its principal executive office at 245 Park Avenue, New York, New York effective immediately. In consideration for the landlord’s agreement to enter into the Surrender Agreement and accelerate the expiration date of the term of the lease from August 31, 2029, the Company paid a termination fee of $12,725. As a result, the Company recognized a loss on the termination of a lease of $9,277 during the year ended December 31, 2021, which was inclusive of the write-off of the right-of-use asset, broker fees and a reduction in operating lease liabilities. This loss is included in impairments in the Company’s Consolidated Statements of Operations (Note 26).

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

The following table discloses future minimum lease payments at December 31, 2023 with respect to the Company’s operating lease liabilities:

2024	$584
2025	—
2026	—
2027	—
2028	—
2029 and thereafter	—
Total future minimum lease payments (undiscounted)	$584

The following table reconciles the future minimum lease payments (disclosed above) at December 31, 2023 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$578
Lease liability—long term	—
Subtotal	578
Difference between undiscounted and discounted cash flows	6
Total future minimum lease payments (undiscounted)	$584

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

Total damages sought by all investors related to these claims are approximately €15,200 ($16,778) at December 31, 2023.

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €8,400 ($9,272) resulting from the closure of 3OIL. The claim is in its preliminary stages and a writ of summons has not been served.

The Company is currently assessing these claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at December 31, 2023 and 2022.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	December 31, 2023	December 31, 2022
Carrying Amount—Assets (Securrency):
Preferred stock—Series A Shares	$—	$8,488
Preferred stock—Series B Shares	—	5,500
Convertible note	—	14,500
Subtotal—Securrency	$—	$28,488
Carrying Amount—Assets (Fnality):
Convertible note	—	6,921
Series B-1 Preference Shares	9,684	—
Subtotal—Fnality	$9,684	$6,921
Carrying Amount—Assets (Other investments):	$—	$312
Total (Note 7)	$9,684	$35,721
Maximum exposure to loss	$9,684	$35,721

16. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Years Ended December 31,
	2023	2022	2021
Revenues from contracts with customers:
Advisory fees	$333,227	$293,632	$298,052
Other	15,808	7,713	6,266
Total operating revenues	$349,035	$301,345	$304,318

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

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Years Ended December 31,
	2023	2022	2021
Revenues from contracts with customers:
United States	$220,117	$184,036	$179,016
Jersey	113,325	103,692	114,623
Ireland	15,593	13,617	10,679
Total operating revenues	$349,035	$301,345	$304,318

17. Related Party Transactions

Investment Advisory Agreements

The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. WisdomTree ETFs, WisdomTree Digital Funds and WisdomTree UCITS ETFs. The relevant board of trustees or board of directors (including certain officers of the Company) of each of the related parties is primarily responsible for overseeing the management and affairs of the entities for the benefit of their respective stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses, which are included in fund management and administration in the Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ and the Digital Funds’ average daily net assets. A majority of the independent members of the respective board of trustees or board of directors are required to initially and annually (after the first two years) approve the advisory agreements of the U.S. WisdomTree ETFs and the Digital Funds and these agreements may be terminated by such board of trustees or board of directors upon notice.

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	December 31,
	2023	2022
Receivable from WTT	$21,226	$16,399
Receivable from ManJer Issuers	4,411	4,485
Receivable from WMAI and WTICAV	2,874	3,255
Total	$28,511	$24,139

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Years Ended December 31,
	2023	2022	2021
Advisory services provided to WTT	$218,834	$183,409	$178,511
Advisory services provided to ManJer Issuers	98,800	96,606	108,862
Advisory services provided to WMAI and WTICAV	15,593	13,617	10,679
Total	$333,227	$293,632	$298,052

Pursuant to a license agreement between WisdomTree, Inc. (“WTI”) and WML to provide indices for a number of the sub-funds of WTICAV, WTI earned revenue amounting to €1,044 ($1,128), €642 ($671) and €612 ($710) for the years ended December 31, 2023, 2022 and 2021, respectively, which has been eliminated in consolidation. No other revenue was earned by WTI from providing indices for use in the European Union during 2023, 2022 or 2021.

Investments in WisdomTree Products

The Company also has investments in certain WisdomTree products of approximately $52,566 and $25,283 at December 31, 2023 and 2022, respectively. This includes $18,308 and $1,765, respectively, of investments in certain consolidated affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital.” Net unrealized and realized gains and losses related to trading WisdomTree products during the years ended December 31, 2023, 2022 and 2021 were $1,294, ($107) and ($451), respectively, which are recorded in other losses, net on the Consolidated Statements of Operations.

Deferred Consideration—Gold Payments – Termination

On May 10, 2023, the Company terminated its contractual gold payments obligation to ETFS Capital, which included the payment of $45,634 to an entity controlled by GT, a stockholder of the Company. See Note 9 for additional information.

18. Stock-Based Awards

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

During the years ended December 31, 2023, 2022 and 2021, total stock-based compensation expense was $16,190, $10,385 and $9,998, respectively, and the related tax benefit recognized on the Consolidated Statements of Operations was $3,919, $2,371 and $2,327, respectively.

The actual tax benefit realized for the tax deductions for share-based compensation was $1,820, $1,548 and $2,032 during the years ended December 31, 2023, 2022 and 2021, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	December 31, 2023
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$19,165	0.92

Stock Options

There was no option activity during the years ended December 31, 2023 and 2022 and there were no options outstanding as of December 31, 2023 and 2022. The total intrinsic value of options exercised during the year ended December 31, 2021 was $51. Cash received from option exercises during the year ended December 31, 2021 was $815.

RSAs, RSUs and PRSUs

The aggregate fair value of RSAs, RSUs and PRSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $10,158, $9,466 and $10,940, respectively. A summary of activity is as follows:

	RSA		RSU		PRSU(1)
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2021	3,580,743	$5.38	39,408	$4.46	341,312	$5.17
Granted	1,642,266	5.46	31,170	5.43	257,043(2)	6.49
Vested	(1,897,699)	5.78	(15,136)	4.73	—	—
Forfeited	(288,405)	5.11	(452)	5.37	(47,669)	5.74
Unvested Balance at December 31, 2021	3,036,905	$5.20	54,990	$4.93	550,686	$5.73
Granted	2,170,432	5.71	116,247	5.18	319,838(2)	6.80
Vested	(1,621,201)	5.31	(27,894)	5.10	(202,336)	6.24
Forfeited	(195,054)	5.43	(1,380)	5.73	—	—
Unvested Balance at December 31, 2022	3,391,082	$5.46	141,963	$5.09	668,188	$6.09
Granted	3,363,501	5.63	152,265	6.24	576,240(2)	6.49
Vested	(1,629,925)	5.28	(72,461)	5.66	(108,113)	3.11
Forfeited	(114,436)	5.55	(34,385)	5.70	—	—
Stock dividends accrued	—	—	2,762	6.24	37,777	6.49
Unvested Balance at December 31, 2023	5,010,222	$5.63	190,144(3)	$5.70	1,174,092	$6.58

____________

(1)     Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount. During the years ended December 31, 2023, 2022 and 2021, 200%, 77% and 0%, respectively, of the target number of PRSUs granted ultimately vested, inclusive of accrued stock dividends.

(2)     A Monte Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning 90-day average stock prices; (ii) valuation date stock prices; (iii) correlation coefficients based upon the price data used to calculate the historical volatilities; and (iv) the following additional assumptions:
	Granted in 2023	Granted in 2022	Granted in 2021
Historical stock price volatility (low)	37%	33%	34%
Historical stock price volatility (high)	56%	57%	57%
Historical stock price volatility (average)	47%	44%	44%
Risk free interest rate	3.80%	1.28%	0.17%
Expected dividend yield	0.00%	0.00%	0.00%

(3)     Includes 57,779 deferred RSUs that have vested.

19. Stockholder Rights Plan

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

Pursuant to the terms of the Stockholder Rights Agreement, the Board of Directors declared a dividend distribution of (i) one Right (as defined below) for each outstanding share of common stock, par value $0.01 per share, of the Company’s common stock and (ii) 1,000 Rights for each outstanding share of the Company’s Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”), to stockholders of record as of the close of business on March 28, 2023 (the “Record Date”). In addition, one Right will automatically attach to each share of common stock and 1,000 Rights will automatically attach to each share of Series A Preferred Stock, in each case, issued between the Record Date and the earlier of the Distribution Date (as defined below) and the expiration date of the Rights. Each “Right” entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series B Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Series B Preferred Stock”) at a cash exercise price of $32.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Stockholder Rights Agreement and summarized below.

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

A summary of discretionary contributions made by the Company is as follows:

Years Ended December 31,
2023	2022	2021
$1,450	$1,342	$1,080

21. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Years Ended December 31,
	2023	2022	2021
Basic Earnings per Share
Net income	$102,546	$50,684	$49,797
Add: Gain on repurchase of Series C Preferred Stock	7,966	—	—
Less: Income distributed to participating securities	(2,770)	(2,186)	(2,168)
Less: Undistributed income allocable to participating securities	(12,680)	(3,528)	(3,378)
Net income available to common stockholders—Basic EPS	$95,062	$44,970	$44,251
Weighted average common shares (in thousands)	144,707	143,020	143,847
Basic earnings per share	$0.66	$0.31	$0.31
	Years Ended December 31,
	2023	2022	2021
Diluted Earnings per Share
Net income available to common stockholders	$95,062	$44,970	$44,251
Add back: Undistributed income allocable to participating securities	12,680	3,528	3,378
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(12,449)	(3,522)	(3,353)
Net income available to common stockholders—Diluted EPS	$95,293	$44,976	$44,276
Weighted Average Diluted Shares (in thousands):
Weighted average common shares	144,707	143,020	143,847
Dilutive effect of common stock equivalents, excluding participating securities	3,120	275	1,208
Weighted average diluted shares, excluding participating securities (in thousands)	147,827	143,295	145,055
Diluted earnings per share	$0.64	$0.31	$0.31

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. The year ended December 31, 2023 includes a gain of $7,966 recognized upon the repurchase of the Series C Preferred Stock, which is excluded from net income, but required to be added to net income to arrive at income available to common stockholders in the calculation of earnings per share.

Total antidilutive non-participating common stock equivalents were 405 and 132 during the years ended December 31, 2022 and 2021, respectively (shares herein are reported in thousands). There were no antidilutive non-participating common stock equivalents during the year ended December 31, 2023.

There were no potential common shares associated with the conversion option embedded in the Convertible Notes included in weighted average diluted shares for the years ended December 31, 2023 and 2022 as the Company’s average stock price was lower than the conversion price. Potential common shares associated with the conversion option embedded in the Convertible Notes for the year ended December 31, 2021 were 1,186 (shares herein are reported in thousands).

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above:

	Years Ended December 31,
	2023	2022	2021
Reconciliation of Weighted Average Diluted Shares (in thousands)
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	170,413	158,914	161,263
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock (Note 11)	(14,750)	(14,750)	(14,750)
Weighted average shares of common stock issuable upon conversion of the Series C Preferred Stock (Note 11)	(6,992)	—	—
Potentially dilutive restricted stock awards	(844)	(869)	(1,458)
Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	147,827	143,295	145,055

22. Income Taxes

Income before Income Tax Expense – Domestic and Foreign

The U.S. and foreign components of income before income tax expense for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
U.S.	$4,652	$(4,067)	$15,986
Foreign	114,356	44,017	40,685
Total	$119,008	$39,950	$56,671

Income Tax Expense/(Benefit) – By Jurisdiction

The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$6,957	$4,685	$5,857
State and local	1,883	1,415	1,538
Foreign	8,103	(15,538)	(837)
	$16,943	$(9,438)	$6,558
Deferred:
Federal	$(494)	$(6)	$(1,217)
State and local	(102)	(1)	(251)
Foreign	115	(1,289)	1,784
	$(481)	$(1,296)	$316
Income tax expense/(benefit)	$16,462	$(10,734)	$6,874

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate

A reconciliation of the statutory federal income tax expense and the Company’s total income tax expense is as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax	$24,992	$8,386	$11,901
Gain on revaluation/termination of deferred consideration(1)	(13,007)	(5,842)	(424)
Non-deductible loss on extinguishment of convertible notes	2,263	—	—
Foreign operations	(1,868)	(2,919)	(3,211)
Non-deductible executive compensation	1,833	789	881
Decrease in unrecognized tax benefits, net	(1,386)	(19,871)	(4,998)
Change in valuation allowance – Capital losses	1,340	4,761	5
Expiration of capital losses	796	—	—
Stock-based compensation tax shortfalls	373	507	647
Change in tax-related indemnification assets, net	291	4,173	1,053
Change in foreign net operating losses (“NOLs”)	174	—	—
Blended state income tax rate, net of federal benefit	153	(134)	526
Change in valuation allowance—Foreign NOLs and interest carryforwards	—	(1,609)	—
GILTI	—	499	—
Other differences, net	508	526	494
Income tax expense/(benefit)	$16,462	$(10,734)	$6,874

____________

(1)     The gain on revaluation of deferred consideration is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary that is based in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

Income Tax Payments

A summary of income taxes paid by jurisdiction for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
Federal	$4,824	$6,424	$4,258
State and local	1,457	1,431	1,020
Foreign	9,875	4,645	3,178
	$16,156	$12,500	$8,456

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at December 31, 2023 and 2022 is as follows:

	2023	2022
Deferred tax assets:
Capital losses	$22,489	$17,541
Accrued expenses	6,000	6,030
Stock-based compensation	2,468	1,526
NOLs—Foreign	1,502	1,609
Goodwill and intangible assets	895	1,085
Unrealized losses	335	3,821
Foreign currency translation adjustment	146	173
NOLs—U.S.	127	255
Operating lease liabilities	96	313
Outside basis differences	—	122
Other	401	341
Deferred tax assets	34,459	32,816

Deferred tax liabilities:
Fixed assets and prepaid assets	296	278
Unremitted earnings—European subsidiaries	186	205
Right of use assets—operating leases	96	313
Deferred tax liabilities	578	796
Total deferred tax assets less deferred tax liabilities	33,881	32,020
Less: Valuation allowance	(22,824)	(21,484)
Deferred tax assets, net	$11,057	$10,536

Net Operating and Capital Losses – U.S.

The Company’s tax effected NOLs at December 31, 2023 were $127, which expire in 2024. The net operating loss carryforwards have been reduced by the impact of annual limitations described in the Internal Revenue Code Section 382 that arose as a result of an ownership change.

The Company’s tax effected capital losses at December 31, 2023 were $22,489. These capital losses expire between the years 2024 and 2028. During the year ended December 31, 2023, tax effected capital losses in the amount of $3,278 expired.

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,502 at December 31, 2023.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses, unrealized losses and outside basis differences, as it is more-likely-than-not that these deferred tax assets will not be realized.

During the year ended December 31, 2022, the Company released the valuation allowance on its European net operating losses of $1,609 as it is more-likely-than-not that these deferred tax assets will be realized.

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

	Total	Unrecognized Tax Benefits	Interest and Penalties
Balance at January 1, 2022	$21,925	$18,218	$3,707
Decrease—Settlements(1)	(13,052)	(11,865)	(1,187)
Decrease—Lapse of statute of limitations(1)	(6,845)	(4,825)	(2,020)
Increases	26	—	26
Foreign currency translation(2)	(701)	(571)	(130)
Balance at December 31, 2022	$1,353	$957	$396
Decrease—Lapse of statute of limitations	(1,353)	(957)	(396)
Balance at December 31, 2023	$—	$—	$—

____________

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

The gross unrecognized tax benefits and interest and penalties totaling $1,353 at December 31, 2022 is included in other non-current liabilities on the Consolidated Balance Sheets.

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

As of December 31, 2023, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2019.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30 Income Taxes provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $186 and $205 at December 31, 2023 and 2022, respectively.

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

During the years ended December 31, 2023, 2022 and 2021, the Company repurchased 635,653, 593,261 and 5,120,496 shares of its common stock, respectively, under this program for an aggregate cost of $3,570, $3,418 and $34,506, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of December 31, 2023, $96,406 remained under this program for future purchases.

In addition, as further described in Note 11, the Company also repurchased its Series C Preferred Stock, which was convertible into 13,087,000 shares of common stock, from GBH, for aggregate cash consideration of $84,411. Under the terms of the transaction, the Company paid GBH $40,000 on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date.

24. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Total
Balance at January 1, 2023	$85,856
Changes	985(1)
Balance at December 31, 2023	$86,841

____________

(1)     On April 11, 2023, the Company acquired 100% of the capital stock of Securrency Transfers, Inc. (renamed WisdomTree Transfers, Inc.) for an aggregate purchase price of $985 (net of cash acquired). The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and resulted in all consideration being allocated to goodwill.

Goodwill was tested for impairment on November 30, 2023. The quantitative impairment test was performed using a market approach, whereby the market capitalization of the Company (a single reporting unit) was compared to its carrying value. The market capitalization was derived from the Company’s publicly traded stock price plus a reasonable control premium. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.

Of the total goodwill of $86,841 at December 31, 2023, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at December 31, 2023
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Software development	4,519	(684)	3,835
Balance at December 31, 2023	$605,766	$(684)	$605,082
	Balance at December 31, 2022
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Software development	2,370	(50)	2,320
Balance at December 31, 2022	$603,617	$(50)	$603,567

ETFS Acquisition (Indefinite-Lived)

In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.

The Company performed its indefinite-lived intangible asset impairment test related to these customary advisory agreements on November 30, 2023. The results of this analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including a projected revenue growth rate of 3% and a weighted average cost of capital of 10.5%.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. During the years ended December 31, 2023 and 2022, the Company recognized amortization expense on internally-developed software of $634 and $50, respectively.

As of December 31, 2023, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

2024	$1,375
2025	1,440
2026	873
2027	130
2028	17
2029 and thereafter	—
Total expected amortization expense	$3,835

The weighted-average remaining useful life of the finite-lived intangible assets is 2.6 years.

25. Contingent Payments

The Company recognized a gain of $1,477 and $787 during the years ended December 31, 2023 and 2021, respectively, from remeasuring contingent payments arising from the sale of its former Canadian ETF business to their realizable value. These gains were recorded in other losses, net.

26. Impairments

The following table summarizes impairments recognized by the Company:

	Years Ended December 31,
	2023	2022	2021
Lease termination–New York office (Note 13)	$—	$—	$9,277
Fixed assets–New York office (Note 8)	—	—	6,576
Lease termination–London office (Note 13)	—	—	303
Securrency (Note 7)	7,630	—	—
Other investments (Note 7)	312	—	—
Total	$7,942	$—	$16,156

27. Subsequent Events

The Company evaluated subsequent events through the date of issuance of the consolidated financial statements. There were no events requiring disclosure.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)

3.5

Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

3.6

Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)

3.7

Certificate of Designations of Series C Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)

3.8

Certificate of Elimination of Series C Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 20, 2023)

3.9	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
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

Exhibit Number	Description
4.9

Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.10

Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

4.11

Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)

4.12

Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)

4.13

Stockholder Rights Agreement, dated March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)

4.14

Amendment No. 1 to Stockholder Rights Agreement, dated as of May 4, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2023)

4.15

Amendment No. 2 to Stockholder Rights Agreement, dated as of May 10, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)

4.16

Investor Rights Agreement, dated as of May 10, 2023, by and between the Registrant and Gold Bullion Holdings (Jersey) Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)

4.17

Termination Agreement, dated as of November 20, 2023, by and between Gold Bullion Holdings (Jersey) Limited and WisdomTree, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 20, 2023)

10.1

Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)

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

Exhibit Number	Description
10.8

Form of Amendment, dated May 5, 2017, to Form of Employment Agreement for Executive Officers, dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017)

10.9

Employment Agreement between the Registrant and R. Jarrett Lilien, dated November 27, 2017 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.10

Employment Agreement between the Registrant and Marci Frankenthaler, dated November 5, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.11

Form of Amendment, dated April 21, 2023, to Employment Agreements between the Registrant and each of Jonathan Steinberg, Peter M. Ziemba, R. Jarrett Lilien and Marci Frankenthaler (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

10.12

Share Sale Agreement among the Registrant, WisdomTree International and ETFS Capital dated November 13, 2017 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.13

Waiver and Variation Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International and ETFS Capital (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

10.14

Form of Restricted Stock Agreement for Executive Officers (2016 Equity Plan) (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2019)

10.15

Employment Agreement between the Registrant and Alexis Marinof, dated June 8, 2017 (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.16

Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated July 20, 2017 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.17

Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated April 21, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

10.18

Form of Performance-Based Restricted Stock Unit Award Agreement for U.S. Executive Officers applicable to grants after January 1, 2021 and prior to January 1, 2023 (2016 Equity Plan) (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.19

Form of Performance-Based Restricted Stock Unit Award Agreement for U.K. Executive Officers applicable to grants after January 1, 2021 and prior to January 1, 2023 (2016 Equity Plan) (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

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

10.23	Non-Employee Director Deferred Compensation Program (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)
10.24

Form of Restricted Stock Agreement for Executive Officers applicable to grants after January 1, 2023 and prior to January 1, 2024 (2022 Equity Plan) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)

Exhibit Number	Description
10.25

Form of Performance-Based Restricted Stock Unit Award Agreement for U.S. Executive Officers applicable to grants after January 1, 2023 (2022 Equity Plan) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)

10.26

Form of Performance-Based Restricted Stock Unit Award Agreement for U.K. Executive Officers applicable to grants after January 1, 2023 (2022 Equity Plan) (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)

10.27	WisdomTree, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)
10.28

Form of Employee Confidentiality, Assignment and Restrictive Covenant Agreement executed by participants of the WisdomTree, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

10.29*

Sale, Purchase and Assignment Deed, dated as of May 10, 2023, by and between the Registrant, WisdomTree International Holdings Ltd, Electra Target HoldCo Limited, ETFS Capital Limited, World Gold Council, Gold Bullion Holdings (Jersey) Limited, Rodber Investments Limited and Graham Tuckwell (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)

10.30

Stock Repurchase Agreement, dated as of November 20, 2023, by and between WisdomTree, Inc. and Gold Bullion Holdings (Jersey) Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 20, 2023)

10.31(1)	Form of Restricted Stock Agreement for Executive Officers applicable to grants after January 1, 2024 (2022 Equity Plan)
21.1(1)	Subsidiaries of the Registrant
23.1(1)	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97(1)	Amended and Restated Compensation Clawback Policy
101

Financial Statements from the Annual Report on Form 10-K of the Company are attached to this report, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 and (vi) Notes to the Consolidated Financial Statements.

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

____________

*     Schedules and exhibits to these Exhibits have been omitted in accordance with Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon request.

(1)     Filed herewith.

(2)     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE, INC.
	By:	/s/ Jonathan Steinberg
February 23, 2024		Jonathan Steinberg Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 23rd day of February, 2024.

Signature	Title
/s/ Jonathan Steinberg	Chief Executive Officer and Director
Jonathan Steinberg	(Principal Executive Officer)
/s/ Bryan Edmiston	Chief Financial Officer
Bryan Edmiston	(Principal Financial Officer and Principal Accounting Officer)
/s/ Win Neuger	Non-Executive Chair of the Board
Win Neuger
/s/ Lynn S. Blake	Director
Lynn S. Blake
/s/ Anthony Bossone	Director
Anthony Bossone
/s/ Smita Conjeevaram	Director
Smita Conjeevaram
/s/ Rilla Delorier	Director
Rilla Delorier
/s/ Daniela Mielke	Director
Daniela Mielke
/s/ Shamla Naidoo	Director
Shamla Naidoo
/s/ Tonia Pankopf	Director
Tonia Pankopf