Form 10-Q
period 2024-03-31
WisdomTree, Inc.
filed 2024-05-07
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-Q

________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to____.

Commission File Number 001-10932

________________________

WisdomTree, Inc.

(Exact name of registrant as specified in its charter)

________________________

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 West 34th Street 3rd Floor New York, New York	10119
(Address of principal executive offices)	(Zip Code)

212-801-2080

(Registrant’s telephone number, including area code)

________________________

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

As of May 2, 2024, there were 151,816,951 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree, Inc. and its subsidiaries.

WisdomTree®, WisdomTree Prime® and Modern Alpha® are trademarks of WisdomTree, Inc. in the United States and in other countries. All other trademarks are the property of their respective owners.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash, cash equivalents and restricted cash (including $5,061 and $5,007 invested in the WisdomTree Government Money Market Digital Fund at March 31, 2024 and December 31, 2023, respectively) (Note 3)	$116,926	$129,305
Financial instruments owned, at fair value (including $48,353 and $47,559 invested in WisdomTree products at March 31, 2024 and December 31, 2023, respectively) (Note 5)	58,301	58,722
Accounts receivable (including $31,178 and $28,511 due from related parties at March 31, 2024 and December 31, 2023, respectively)	40,020	35,473
Prepaid expenses	6,491	5,258
Other current assets	1,284	1,036
Total current assets	223,022	229,794
Fixed assets, net	436	427
Securities held-to-maturity	224	230
Deferred tax assets, net (Note 21)	5,477	11,057
Investments (Note 7)	9,606	9,684
Right of use assets—operating leases (Note 13)	243	563
Goodwill (Note 23)	86,841	86,841
Intangible assets, net (Note 23)	605,347	605,082
Other noncurrent assets	456	459
Total assets	$931,652	$944,137
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$32,665	$30,085
Compensation and benefits payable	9,624	38,111
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 12)	14,804	14,804
Income taxes payable	1,140	3,866
Operating lease liabilities (Note 13)	251	578
Accounts payable and other liabilities	17,105	15,772
Total current liabilities	75,589	103,216
Convertible notes (Note 10)	275,263	274,888
Payable to GBH (Note 12)	24,994	24,328
Total liabilities	375,846	402,432
Preferred stock—Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $123,108 and $96,869 at March 31, 2024 and December 31, 2023, respectively) (Note 11)	132,569	132,569
Contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 151,819 and 150,330 at March 31, 2024 and December 31, 2023, respectively	1,518	1,503
Additional paid-in capital	309,768	312,440
Accumulated other comprehensive loss	(907)	(548)
Retained earnings	112,858	95,741
Total stockholders’ equity	423,237	409,136
Total liabilities and stockholders’ equity	$931,652	$944,137

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Revenues:
Advisory fees	$92,501	$77,637
Other income	4,337	4,407
Total revenues	96,838	82,044
Operating Expenses:
Compensation and benefits	31,054	27,398
Fund management and administration	19,962	17,153
Marketing and advertising	4,408	4,007
Sales and business development	3,611	2,994
Contractual gold payments (Note 9)	—	4,486
Professional fees	3,630	3,715
Occupancy, communications and equipment	1,210	1,101
Depreciation and amortization	383	109
Third-party distribution fees	2,307	2,253
Other	2,323	2,257
Total operating expenses	68,888	65,473
Operating income	27,950	16,571
Other Income/(Expenses):
Interest expense	(4,128)	(4,002)
Gain on revaluation/termination of deferred consideration—gold payments (Note 9)	—	20,592
Interest income	1,398	1,083
Impairments (Note 25)	—	(4,900)
Loss on extinguishment of convertible notes (Note 10)	—	(9,721)
Other gains and losses, net	2,592	(2,007)
Income before income taxes	27,812	17,616
Income tax expense	5,701	1,383
Net income	$22,111	$16,233
Earnings per share—basic	$0.14	$0.10
Earnings per share—diluted	$0.13	$0.10
Weighted-average common shares—basic	146,464	143,862
Weighted-average common shares—diluted	165,268	159,887
Cash dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

5

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$22,111	$16,233
Other comprehensive (loss)/income
Foreign currency translation adjustment, net of income taxes	(359)	466
Other comprehensive (loss)/income	(359)	466
Comprehensive income	$21,752	$16,699

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—January 1, 2024	150,330	$1,503	$312,440	$(548)	$95,741	$409,136
Restricted stock issued and vesting of restricted stock units, net	2,585	26	(26)	—	—	—
Shares repurchased	(1,096)	(11)	(7,809)	—	—	(7,820)
Stock-based compensation	—	—	5,163	—	—	5,163
Other comprehensive loss	—	—	—	(359)	—	(359)
Dividends	—	—	—	—	(4,994)	(4,994)
Net income	—	—	—	—	22,111	22,111
Balance—March 31, 2024	151,819	$1,518	$309,768	$(907)	$112,858	$423,237

	Three Months Ended March 31, 2023
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—January 1, 2023	146,517	$1,465	$291,847	$(1,420)	$13,719	$305,611
Restricted stock issued and vesting of restricted stock units, net	3,379	34	(34)	—	—	—
Shares repurchased	(605)	(6)	(3,378)	—	—	(3,384)
Stock-based compensation	—	—	4,536	—	—	4,536
Other comprehensive income	—	—	—	466	—	466
Dividends	—	—	—	—	(4,924)	(4,924)
Net income	—	—	—	—	16,233	16,233
Balance—March 31, 2023	149,291	$1,493	$292,971	$(954)	$25,028	$318,538

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$22,111	$16,233
Adjustments to reconcile net income to net cash used in operating activities:
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(11,727)	(12,760)
Deferred income taxes	5,640	4,783
Stock-based compensation	5,163	4,536
Gains on financial instruments owned, at fair value	(2,063)	(1,954)
Imputed interest on payable to GBH	666	—
Depreciation and amortization	383	109
Amortization of issuance costs—convertible notes	375	579
Amortization of right of use asset	324	319
Gains on investments	(123)	3,919
Gain on revaluation/termination of deferred consideration—gold payments	—	(20,592)
Loss on extinguishment of convertible notes	—	9,721
Impairments	—	4,900
Contractual gold payments	—	4,486
Other	—	(452)
Changes in operating assets and liabilities:
Accounts receivable	(4,243)	(4,791)
Prepaid expenses	(1,247)	(1,161)
Gold and other precious metals	11,561	8,332
Other assets	(79)	167
Fund management and administration payable	2,659	3,638
Compensation and benefits payable	(28,386)	(27,271)
Income taxes payable	(2,723)	(3,418)
Operating lease liabilities	(332)	(326)
Accounts payable and other liabilities	1,003	5,606
Net cash used in operating activities	(1,038)	(5,397)
Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(2,500)	(20,278)
Cash paid—software development	(592)	—
Purchase of fixed assets	(66)	(26)
Proceeds from the sale of financial instruments owned, at fair value	5,180	18,290
Proceeds from held-to-maturity securities maturing or called prior to maturity	6	6
Net cash provided by/(used in) investing activities	2,028	(2,008)
Cash flows from financing activities:
Dividends paid	(4,997)	(4,821)
Shares repurchased	(7,820)	(3,384)
Repurchase of convertible notes (Note 10)	—	(124,317)
Issuance costs—convertible notes	—	(3,548)
Proceeds from the issuance of convertible notes (Note 10)	—	130,000
Net cash used in financing activities	(12,817)	(6,070)
(Decrease)/increase in cash flow due to changes in foreign exchange rate	(552)	473
Net decrease in cash, cash equivalents and restricted cash	(12,379)	(13,002)
Cash, cash equivalents and restricted cash—beginning of year	129,305	132,101
Cash, cash equivalents and restricted cash—end of period	$116,926	$119,099
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,769	$1,422
Cash paid for interest	$3,738	$801

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a well-diversified suite of exchange-traded products (“ETPs”), models, solutions and products leveraging blockchain technology. Building on its heritage of innovation, the Company is also developing and has launched next-generation digital products, services and structures, including digital or blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as its blockchain-native digital wallet, WisdomTree Prime. The Company has the following wholly-owned operating subsidiaries:

●	WisdomTree Asset Management, Inc. is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.
●	WisdomTree Management Jersey Limited (“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse strategies.
●	WisdomTree Multi Asset Management Limited (“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree Management Limited (“WML”) is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTICAV”) in respect of the WisdomTree UCITS ETFs issued by WTICAV. WTICAV is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.
●	WisdomTree Europe Limited is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.
●	WisdomTree Ireland Limited is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, WTMAML and WML.
●	WisdomTree Digital Commodity Services, LLC is a New York based company that serves as the sponsor of the WisdomTree Bitcoin Fund, which is currently effective with the SEC. The WisdomTree Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest and is listed on the Cboe BZX Exchange, Inc. The WisdomTree Bitcoin Fund provides exposure to the spot price of bitcoin.
●	WisdomTree Digital Management, Inc. (“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. Each Digital Fund uses blockchain technology to maintain a secondary record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but does not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.
●	WisdomTree Digital Movement, Inc. (“WT Digital Movement”) is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network. WT Digital Movement has obtained and is seeking additional state money transmitter licenses to operate a platform for the purchase, sale and exchange of tokenized assets, while also providing blockchain-native digital wallet services through WisdomTree Prime to facilitate such activity.
●	WisdomTree Securities, Inc. is a New York based limited purpose broker-dealer (i.e., mutual fund retailer), facilitating transactions in WisdomTree Digital Funds.
●	WisdomTree Transfers, Inc. is a New York based transfer agent registered with the SEC, providing transfer agency and registrar services for the WisdomTree Digital Funds. The transfer agent maintains the official record of share ownership in book entry form and reconciles the official record with the secondary record of ownership of shares on one or more blockchains.

●	WisdomTree Digital Trust Company, LLC is a New York based limited liability trust company chartered by the New York State Department of Financial Services to provide certain digital asset products and services (e.g., custody) via the WisdomTree Prime mobile application.

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

Segment and Geographic Information

The Company, through its subsidiaries in the U.S. and Europe, is a global financial innovator, offering a well-diversified suite of ETPs, models, solutions and products leveraging blockchain technology. The Company conducts business as a single operating segment as an ETP sponsor and asset manager, which is based upon the Company’s current organizational and management structure, as well as information used by the Company’s Chief Executive Officer (the chief operating decision maker, or CODM) to allocate resources and other factors.

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

Contractual Gold Payments

Contractual gold payments were measured and paid monthly based upon the average daily spot price of gold. The Company’s obligation to continue making these payments terminated on May 10, 2023.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be classified as cash equivalents. The Company maintains deposits with financial institutions in an amount that is in excess of federally insured limits. Restricted cash is required to be maintained in a separate account with withdrawal and usage restrictions.

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

Recently Issued Accounting Pronouncements

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to benefit stockholders by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is considering early adoption of this standard in connection with the filing of its Annual Report on Form 10-K for the year ending December 31, 2024.

Recently Adopted Accounting Pronouncements

On January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which requires public entities to provide disclosures of significant segment expenses and other segment items. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and also applies to public entities with a single reportable segment. Entities are permitted to disclose more than one measure of a segment’s profit or loss if such measures are used by the CODM to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the consolidated financial statements. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable, and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. See Note 26 for additional information.

On January 1, 2024, the Company early adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets, which contains final guidance requiring all entities to measure certain crypto assets at fair value each reporting period and to reflect changes from remeasurement in net income. Entities are required to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and present changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. Entities are required to provide interim and annual disclosures about the types of crypto assets they hold and any changes in their holdings of crypto assets. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statements.

3. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $116,926 and $129,305 at March 31, 2024 and December 31, 2023, respectively, $107,956 and $116,895 were held at three financial institutions. At March 31, 2024 and December 31, 2023, cash equivalents were approximately $13,795 and $50,226, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $42,058 and $29,156 at March 31, 2024 and December 31, 2023, respectively. Of these amounts, $13,083 and $0, at March 31, 2024 and December 31, 2023, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three months ended March 31, 2024 and 2023, there were no transfers between Levels 2 and 3.

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$13,795	$13,795	$—	$—
Financial instruments owned, at fair value:
ETFs	34,058	34,058	—	—
Pass-through GSEs	9,948	—	9,948	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,261	—	5,261	—
Equities	7,095	7,095	—	—
Fixed income	1,939	1,014	925	—
Total	$72,096	$55,962	$16,134	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$50,226	$50,226	$—	$—
Financial instruments owned, at fair value
ETFs	35,181	35,181	—	—
Pass-through GSEs	10,240	—	10,240	—
Other assets—seed capital (WisdomTree Digital Funds)
U.S. treasuries	5,007	—	5,007	—
Equities	6,337	6,337	—	—
Fixed income	1,957	1,008	949	—
Total	$108,948	$92,752	$16,196	$—

Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares0F(1)	9,684	—	—	9,684
Other investments(1F1F2)	—	—	—	—
Total	$9,684	$—	$—	$9,684

_____________________________

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

Financial instruments owned (Note 5) – Financial instruments owned are investments in ETFs, pass-through GSEs, U.S. treasuries, equities and fixed income. ETFs and equities are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of U.S. treasuries, pass-through GSEs and fixed income includes consideration given to date of issuance, collateral characteristics and market assumptions related to yields, credit risk and timing of prepayments and may be classified as either Level 1 or Level 2.

5. Financial instruments owned

These instruments consist of the following:

	March 31, 2024	December 31, 2023
Financial instruments owned
Trading securities	$44,006	$45,421
Other assets—seed capital (WisdomTree Digital Funds)	14,295	13,301
Total	$58,301	$58,722

The Company recognized net trading gains on financial instruments owned that were still held at the reporting dates of $1,904 and $4,722 during the three months ended March 31, 2024 and 2023, respectively, which were recorded in other gains and losses, net, in the Consolidated Statements of Operations.

6. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	March 31, 2024	December 31, 2023
Debt instruments: Pass-through GSEs (amortized cost)	$224	$230

During each of the three months ended March 31, 2024 and 2023, the Company received proceeds of $6 from held-to-maturity securities maturing or being called prior to maturity.

The following table summarizes unrealized losses, gains and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	March 31, 2024	December 31, 2023
Cost/amortized cost	$224	$230
Gross unrealized losses	(19)	(15)
Fair value	$205	$215

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

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to the maturity date:

	March 31, 2024	December 31, 2023
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	21	22
Due over ten years	203	208
Total	$224	$230

7. Investments

The following table sets forth the Company’s investments:

	March 31, 2024		December 31, 2023
	Carrying Value	Cost	Carrying Value	Cost

Fnality International Limited—Series B-1 Preference Shares	$9,606	$8,091	$9,684	$8,091
Total	$9,606	$8,091	$9,684	$8,091

Fnality International Limited

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

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. During the three months ended March 31, 2024, the Company recognized a loss of $78 due to changes in the British pound to U.S. dollar exchange rate. There was no impairment recognized on this investment during the three months ended March 31, 2024 based upon a qualitative assessment.

During the three months ended March 31, 2023, the Company recognized a gain of $530 when re-measuring its previously held convertible notes to fair value.

8. Fixed Assets, net

The following table summarizes fixed assets:

	March 31, 2024	December 31, 2023
Equipment	$998	$1,097
Less: accumulated depreciation	(562)	(670)
Total	$436	$427

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

On May 10, 2023, the Company terminated its contractual gold payments obligation for aggregate consideration totaling $136,903 pursuant to a Sale, Purchase and Assignment Deed (the “SPA Agreement”) with WisdomTree International Holdings Ltd, Electra Target HoldCo Limited, ETFS Capital, WGC, GBH, GT and RIL. Under the terms of the transaction, GBH received approximately $4,371 in cash and 13,087 shares of Series C Non-Voting Convertible Preferred Stock of the Company, $0.01 par value per share convertible into 13,087,000 shares of the Company’s common stock (see Note 12 for additional information), and RIL received approximately $45,634 in cash.

During the three months ended March 31, 2024 and 2023, the Company recognized the following in respect of deferred consideration—gold payments:

	Three Months Ended March 31,
	2024	2023

Contractual gold payments	$—	$4,486
Contractual gold payments—gold ounces paid	—	2,375
Gain on revaluation/termination of deferred consideration—gold payments	$—	$20,592

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

After the repurchase and settlement at maturity of the 2020 Notes and the issuance of the 2023 Notes (and together with the 2021 Notes, the “Convertible Notes”), the Company had $280,000 in aggregate principal amount of Convertible Notes outstanding.

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

The following table provides a summary of the Convertible Notes at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	2023 Notes	2021 Notes	Total	2023 Notes	2021 Notes	Total
Principal amount	$130,000	$150,000	$280,000	$130,000	$150,000	$280,000
Plus: Premium	—	—	—	—	—	—
Gross proceeds	130,000	150,000	280,000	130,000	150,000	280,000
Less: Unamortized issuance costs	(2,827)	(1,910)	(4,737)	(2,987)	(2,125)	(5,112)
Carrying amount	$127,173	$148,090	$275,263	$127,013	$147,875	$274,888
Effective interest rate(5F1)	6.25%	3.83%	4.96%	6.25%	3.83%	4.96%

_____________________________

(1) Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes during the three months ended March 31, 2024 and 2023 was $3,462 and $4,002, respectively. Interest payable of $2,391 and $3,041 at March 31, 2024 and December 31, 2023, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $308,487 and $281,897 at March 31, 2024 and December 31, 2023, respectively. The if-converted value of the Convertible Notes did not exceed the principal amount at March 31, 2024 and December 31, 2023.

11. Series A Preferred Stock

On April 10, 2018, the Company filed a Certificate of Designations of Series A Non-Voting Convertible Preferred Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Delaware establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series A Preferred Stock (defined below). The Series A Preferred Stock is intended to provide ETFS Capital with economic rights equivalent to the Company’s common stock on an as-converted basis. The Series A Preferred Stock has no voting rights, is not transferable and has the same priority with regard to dividends, distributions and payments as the common stock.

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

The following is a summary of the Series A Preferred Stock balance:

	March 31, 2024	December 31, 2023
Issuance of Series A Preferred Stock	$132,750	$132,750
Less: Issuance costs	(181)	(181)
Series A Preferred Stock—carrying value	$132,569	$132,569
Cash dividends declared per share (quarterly)	$0.03	$0.03

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

Any such redemption will be at a price per share of Series A Preferred Stock equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Series A Preferred Stock was $123,108 and $96,869 at March 31, 2024 and December 31, 2023, respectively.

The carrying amount of the Series A Preferred Stock was not adjusted as it was not probable that such shares would become redeemable.

12. Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”)

On November 20, 2023, the Company repurchased its Series C Non-Voting Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) which was convertible into 13,087,000 shares of the Company’s common stock, from GBH, a subsidiary of WGC, for aggregate cash consideration of approximately $84,411. Under the terms of the transaction, the Company paid GBH $40,000 on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction. The investor rights agreement that the Company and GBH entered into in May 2023 in connection with the issuance of the Series C Preferred Stock, which provided GBH with certain rights and obligations with respect to the shares, including registration rights, was terminated in this transaction.

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

	March 31, 2024	December 31, 2023
Current:	$14,804	$14,804
Long-term	24,994	24,328
Total	$39,798	$39,132

Interest expense recognized during the three months ended March 31, 2024 and 2023 was $666 and $0, respectively, and is included as a component of total interest expense recognized on the Consolidated Statements of Operations.

13. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases.

The following table provides additional information regarding the Company’s leases:

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$324	$319
Short-term lease cost	93	56
Total lease cost	$417	$375
Other information
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$332	$326
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	0.2	1.0
Weighted-average discount rate—operating leases	5.8%	6.5%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at March 31, 2024 with respect to the Company’s operating lease liabilities:

Remainder of 2024	$251
2025 and thereafter	—
Total future minimum lease payments (undiscounted)	$251

The following table reconciles the future minimum lease payments (disclosed above) at March 31, 2024 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$251
Difference between undiscounted and discounted cash flows	—
Total future minimum lease payments (undiscounted)	$251

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

In March 2024, the Court of Milan ruled in the Company’s favor and rejected the claim brought against WTMAI, WTMAML, WTUK and WT Ireland in December 2020 for total damages of €9,300 ($10,039) (the “Rejected Claim”). The Rejected Claim remains subject to an appeal.

Total damages sought by all investors related to the claims described above, including the Rejected Claim, were approximately €15,200 ($16,408) at March 31, 2024.

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €8,400 ($9,067) resulting from the closure of 3OIL. The claim is in its preliminary stages and a writ of summons has not been served.

The Company is currently assessing these claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at March 31, 2024 and December 31, 2023.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	March 31, 2024	December 31, 2023
Carrying Amount—Assets:
Fnality Series B-1 Preference Shares (Note 7)	9,606	9,684
Total	$9,606	$9,684
Maximum exposure to loss	$9,606	$9,684

16. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended March 31,
	2024	2023
Revenues from contracts with customers:
Advisory fees	$92,501	$77,637
Other	4,337	4,407
Total operating revenues	$96,838	$82,044

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

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended March 31,
	2024	2023
Revenues from contracts with customers:
United States	$65,830	$49,681
Jersey	26,094	29,053
Ireland	4,914	3,310
Total operating revenues	$96,838	$82,044

17. Related Party Transactions

Investment Advisory Agreements

The Company’s revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. WisdomTree ETFs, WisdomTree Digital Funds and WisdomTree UCITS ETFs. The relevant boards of trustees or boards of directors (including certain officers of the Company) of each of the related parties is primarily responsible for overseeing the management and affairs of the entities for the benefit of their respective stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses, which are included in fund management and administration in the Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ and the Digital Funds’ average daily net assets. A majority of the independent members of the respective board of trustees or board of directors are required to initially and annually (after the first two years) approve the advisory agreements of the U.S. WisdomTree ETFs and the WisdomTree Digital Funds and these agreements may be terminated by such board of trustees or board of directors upon notice.

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Receivable from WTT	$23,535	$21,226
Receivable from ManJer Issuers	4,621	4,411
Receivable from WMAI and WTICAV	3,022	2,874
Total	$31,178	$28,511

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended March 31,
	2024	2023
Advisory services provided to WTT	$64,902	$49,487
Advisory services provided to ManJer Issuers	22,685	24,840
Advisory services provided to WMAI and WTICAV	4,914	3,310
Total	$92,501	$77,637

Investments in WisdomTree Products

The Company also has investments in certain WisdomTree products of approximately $53,414 and $52,566 at March 31, 2024 and December 31, 2023, respectively. This includes $19,356 and $18,308, respectively, of investments in certain affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital.” Net unrealized and realized gains related to trading WisdomTree products were $1,945 and $422, respectively, during the three months ended March 31, 2024 and 2023. Such gains are recorded in other gains and losses, net on the Consolidated Statements of Operations.

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

Stock-based compensation expense was $5,163 and $4,536, respectively, during the three months ended March 31, 2024 and 2023.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2024
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$33,171	1.52

A summary of stock-based compensation award activity (shares) during the three months ended March 31, 2024 is as follows:

	RSA	RSU	PRSU
Balance at January 1, 2024	5,010,222	190,144	1,174,092
Granted	2,094,408	76,678	727,238	(1)
Vested	(2,123,830)	(37,422)	(507,488	)(2)
Forfeited	(54,794)	(1,949)	—
Balance at March 31, 2024	4,926,006	227,451 (3)	1,393,842

_____________________________

(1) Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount. A Monte-Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning 90-day average stock prices; (ii) valuation date stock prices; (iii) historical stock price volatilities ranging from 27.57% to 37.91% (average 33.53%); (iv) correlation coefficients based upon the price data used to calculate the historical volatilities; (v) a risk free interest rate of 4.08%; and (vi) an expected dividend yield of 0.00%.

(2) The payout on PRSUs vesting in January 2024 was 200%.

(3) Includes 58,012 deferred RSUs that have vested.

19. Stockholder Rights Plan

On March 17, 2023, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated March 17, 2023, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as amended by Amendment No. 1 thereto, dated May 4, 2023 (“Amendment No. 1”), Amendment No. 2 thereto, dated May 10, 2023 (“Amendment No. 2”), Amendment No. 3 thereto, dated March 18, 2024 (“Amendment No. 3”), and Amendment No. 4 thereto, dated March 25, 2024 (“Amendment No. 4”) (as amended, the “Stockholder Rights Agreement”). At the Company’s 2023 annual meeting of stockholders held on June 16, 2023, the Company’s stockholders ratified the adoption by the Board of Directors of the original Stockholder Rights Agreement, as amended by Amendment No. 1 and Amendment No. 2.

On March 18, 2024, the Company entered into Amendment No. 3, which extends the Stockholder Rights Agreement, such that the Rights will now expire on the close of business on March 17, 2025; provided that if the Company’s stockholders have not ratified the extension of the Stockholder Rights Agreement by the close of business on the first day after the Company’s 2024 annual meeting of stockholders (including any adjournments or postponements thereof), the Rights will expire at such time, in each case, unless previously redeemed or exchanged by the Company. Amendment No. 3 also changes the definition of “Exercise Price” in the Stockholder Rights Agreement from $32.00 to $45.00 per Unit (as defined below) to account for the difference in share price between when the Stockholder Rights Agreement was originally adopted and when it was extended.

Pursuant to the terms of the Stockholder Rights Agreement, the Board of Directors declared a dividend distribution of (i) one Right (as defined below) for each outstanding share of common stock, par value $0.01 per share, of the Company’s common stock and (ii) 1,000 Rights for each outstanding share of the Company’s Series A Preferred Stock, to stockholders of record as of the close of business on March 28, 2023 (the “Record Date”). In addition, one Right will automatically attach to each share of common stock and 1,000 Rights will automatically attach to each share of Series A Preferred Stock, in each case, issued between the Record Date and the earlier of the Distribution Date (as defined below) and the expiration date of the Rights. Each “Right” entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series B Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Series B Preferred Stock”) at a cash exercise price of $45.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Stockholder Rights Agreement and summarized below.

Initially, the Rights are not exercisable and are attached to and trade with all shares of common stock and Series A Preferred Stock outstanding as of, and issued subsequent to, the Record Date. The Rights will separate from the common stock and Series A Preferred Stock and will become exercisable upon the earlier of (i) the close of business on the tenth calendar day following the first public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 10% (or 20% in the case of passive stockholders or “13G Investors,” as defined in the Stockholder Rights Agreement) or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder (the date of such announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”). A person or group who beneficially owned 10% or more (or 20% or more in the case of 13G Investors) of the Company’s outstanding common stock prior to the first public announcement by the Company of the adoption of the Stockholder Rights Agreement will not trigger the Stockholder Rights Agreement so long as they do not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 10% or more (or 20% or more in the case of 13G Investors) of such common stock, subject to certain exceptions as set forth in the Stockholder Rights Agreement.

For purposes of the Stockholder Rights Agreement, beneficial ownership is defined to include ownership of securities that are subject to a derivative transaction and acquired derivative securities. Swaps dealers unassociated with any control intent or intent to evade the purposes of the Stockholder Rights Agreement are excepted from such imputed beneficial ownership. Pursuant to Amendment No. 1, beneficial ownership did not include the right to vote pursuant to any agreement, arrangement or understanding with respect to voting on the proposal to approve and ratify the Stockholder Rights Agreement presented to the Company’s stockholders at the Company’s 2023 annual meeting of stockholders. Pursuant to Amendment No. 2, the parties to the SPA Agreement are not deemed to be “Acquiring Persons” solely by virtue of, or as a result of, the parties’ entry into the SPA Agreement, the issuance of the Series C Preferred Stock to GBH, and the performance or consummation of any of the other transactions contemplated by the SPA Agreement, among other conditions, under the terms and conditions set forth in Amendment No. 2. Pursuant to Amendment No. 4, beneficial ownership excludes the right to vote pursuant to any agreement, arrangement or understanding with respect to voting (i) arising solely from a revocable proxy or consent given in response to a public proxy or consent solicitation, or exempt solicitation, made pursuant to a written proxy or consent solicitation statement filed with the SEC and that is not also then reportable on Schedule 13D under the Exchange Act, or (ii) on a proposal to approve and ratify the Stockholder Rights Agreement (as amended from time to time), including any amendment thereto or extension thereof, presented to the Company’s stockholders at any annual or special meeting of the Company’s stockholders (including any adjournments or postponements thereof).

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

20. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
Basic Earnings per Share	2024	2023
Net income	$22,111	$16,233
Less: Income distributed to participating securities	(462)	(498)
Less: Undistributed income allocable to participating securities	(1,657)	(1,206)
Net income available to common stockholders—Basic EPS	$19,992	$14,529
Weighted average common shares (in thousands)	146,464	143,862
Basic earnings per share	$0.14	$0.10
	Three Months Ended March 31,
Diluted Earnings per Share	2024	2023
Net income available to common stockholders	$19,992	$14,529
Add back: Undistributed income allocable to participating securities	1,657	1,206
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(1,622)	(1,202)
Net income available to common stockholders—Diluted EPS	$20,027	$14,533
Weighted average diluted shares (in thousands):
Weighted average common shares	146,464	143,862
Dilutive effect of common stock equivalents, excluding participating securities	3,525	569
Weighted average diluted shares, excluding participating securities (in thousands)	149,989	144,431
Diluted earnings per share	$0.13	$0.10

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. There were no antidilutive non-participating common stock equivalents for the three months ended March 31, 2024. Total antidilutive non-participating common stock equivalents were 695 for the three months ended March 31, 2023 (shares herein are reported in thousands).

There were no potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three months ended March 31, 2024 and 2023 as the Company’s average stock price was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above:

	Three Months Ended March 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2024	2023
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	165,268	159,887
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock (Note 11)	(14,750)	(14,750)
Potentially dilutive restricted stock awards	(529)	(706)
Weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above	149,989	144,431

21. Income Taxes

Effective Income Tax Rate – Three months ended March 31, 2024 and 2023

The Company’s effective income tax rate during the three months ended March 31, 2024 was 20.5%, resulting in income tax expense of $5,701. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to the decrease in the deferred tax asset valuation allowance on losses recognized on the Company’s financial instruments owned, tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings. These items were partly offset by state and local income taxes.

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

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Deferred tax assets:
Capital losses	$22,349	$22,489
Accrued expenses	1,468	6,000
NOLs—Foreign	1,422	1,502
Stock-based compensation	884	2,468
Goodwill and intangible assets	848	895
Interest carryforwards	676	—
Foreign currency translation adjustment	241	146
Operating lease liabilities	38	96
NOLs—U.S.	—	127
Unrealized losses	—	335
Other	434	401
Total deferred tax assets	28,360	34,459

	March 31, 2024	December 31, 2023
Deferred tax liabilities:
Unrealized gains	158	—
Fixed assets and prepaid assets	155	296
Unremitted earnings—European subsidiaries	183	186
Right of use assets—operating leases	38	96
Total deferred tax liabilities:	534	578
Total deferred tax assets less deferred tax liabilities	27,826	33,881
Less: Valuation allowance	(22,349)	(22,824)
Deferred tax assets, net	$5,477	$11,057

Capital Losses – U.S.

The Company’s tax effected capital losses at March 31, 2024 were $22,349. These capital losses expire between the years 2024 and 2029.

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated net operating losses (“NOLs”) outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,422 at March 31, 2024.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses, as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of March 31, 2024, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2019.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30 Income Taxes provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $183 and $186 at March 31, 2024 and December 31, 2023, respectively.

22. Shares Repurchased

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

During the three months ended March 31, 2024 and 2023, the Company repurchased 1,096,278 and 604,505 shares of its common stock under this program for an aggregate cost of $7,820 and $3,384, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of March 31, 2024, $88,585 remained under this program for future purchases.

23. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Total
Balance at January 1, 2024	$86,841
Changes	—
Balance at March 31, 2024	$86,841

Of the total goodwill of $86,841 at March 31, 2024, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at March 31, 2024
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	5,111	(1,011)	4,100
Balance at March 31, 2024	$606,358	$(1,011)	$605,347
	Balance at December 31, 2023
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	4,519	(684)	3,835
Balance at December 31, 2023	$605,766	$(684)	$605,082

ETFS Acquisition (Indefinite-Lived)

In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. During the three months ended March 31, 2024 and 2023, the Company recognized amortization expense on internally-developed software of $327 and $51, respectively.

As of March 31, 2024, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remainder of 2024	$1,276
2025	1,655
2026	1,073
2027	96
2028 and thereafter	—
Total expected amortization expense	$4,100

The weighted-average remaining useful life of the finite-lived intangible assets is 2.5 years.

24. Contingent Payments

Sale of Canadian ETF Business

During the three months ended March 31, 2023, the Company recognized a gain of $1,477 from remeasuring a contingent payment to its realizable value. This gain was recorded in other gains and losses, net.

25. Impairments

During the three months ending March, 31, 2023, the Company recognized an impairment of $4,900 on its investment in Securrency, Inc. to reduce the carrying value of its investment to fair value.

26. Segment Information

The Company, through its subsidiaries in the U.S. and Europe, is a global financial innovator, offering a well-diversified suite of ETPs, models, solutions and products leveraging blockchain technology. The Company conducts business as a single operating segment as an ETP sponsor and asset manager, which is based upon the Company’s current organizational and management structure, as well as information used by the CODM to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 2.

The key measures of segment profit or loss that the CODM uses to allocate resources and assess performance are the Company’s consolidated adjusted operating income and adjusted operating income margin, which are exclusive of items that are non-recurring or not core to the Company’s operating business. The table below shows a reconciliation of the Company’s operating income and operating income margin as computed under U.S. GAAP to the Company’s Non-GAAP adjusted operating income and adjusted operating income margin utilized by the CODM:

	Three Months Ended March 31,
	2024	2023
Operating revenues	$96,838	$82,044
Operating income	27,950	16,571
Add back: Expenses incurred in response to an activist campaign	695	967
Adjusted operating income	$28,645	$17,538
Operating income margin	28.9%	20.2%
Adjusted operating income margin	29.6%	21.4%

The CODM also uses net income, as reported on the Consolidated Statements of Operations, as an additional measure when determining investments for growth initiatives and the Company’s ability to pay dividends. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and restricted cash, financial instruments owned, accounts receivable and securities held-to-maturity, reduced by current liabilities, seed capital and regulatory capital requirements.

There are no intra-entity sales or transfers and no significant expense categories regularly provided to the CODM beyond those disclosed in the Consolidated Statements of Operations. The CODM manages the business using consolidated expense information, adjusted for items that are non-recurring or not core to the Company’s operating business as disclosed in the table above, as well as regularly provided budgeted or forecasted expense information for the single operating segment.

Information related to the Company’s products and services and geographical distribution of revenues is disclosed in Note 16.

27. Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. There were no events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

We are a global financial innovator, offering a well-diversified suite of ETPs, models, solutions and products leveraging blockchain technology. We empower investors and consumers to shape their future and support financial professionals to better serve their clients and grow their businesses. We are leveraging the latest financial infrastructure to create products that provide access, transparency and an enhanced user experience. Building on our heritage of innovation, we are also developing and have launched next-generation digital products, services and structures, including Digital Funds and tokenized assets, as well as our blockchain-native digital wallet, WisdomTree Prime. Including the forthcoming launch in New York, WisdomTree Prime will be available in the U.S. in 41 states and to approximately 75% of the U.S. population.

We had approximately $107.2 billion in AUM as of March 31, 2024. Our family of ETPs includes products that provide exposure to equities, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency strategies. We have launched many first-to-market products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. We believe technology is altering the way financial advisors conduct business and through our Advisor and Portfolio Solutions programs we offer technology-enabled and research-driven solutions including portfolio construction, asset allocation, practice management services and digital tools to help financial advisors address technology challenges and grow and scale their businesses.

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

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equities, commodities, currency, fixed income, leveraged-and-inverse, cryptocurrency and alternatives. The chart below sets forth the asset mix of our ETPs at March 31, 2024, December 31, 2023 and March 31, 2023:

Market Environment

Resilient economic data boosted investor sentiment during the first quarter of 2024. The U.S. economy grew by more than expected during the fourth quarter of 2023, while macroeconomic data elsewhere around the world also showed encouraging signs. Global equities posted strong returns, while volatility remained low. Continued inflation and steady interest rates maintained by the Federal Reserve combined to drive negative returns for bonds. Gold prices reached all-time highs given continued inflationary concerns.

The S&P 500, MSCI EAFE Index (local currency), MSCI EMU Index (local currency), MSCI Japan Index (local currency), MSCI Emerging Markets Index (U.S. dollar) and gold prices increased by 10.6%, 10.0%, 10.3%, 18.8%, 2.2% and 7.4%, respectively, during the quarter. The U.S. dollar strengthened 2.2%, 0.8% and 6.8% versus the euro, British pound and Japanese yen, respectively, during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows were $194.6 billion for the three months ended March 31, 2024. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were $50.4 billion for the three months ended March 31, 2024. Equity and fixed income gathered the majority of those flows.

Source: Morningstar

35

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $72.5 billion at December 31, 2023 to $78.1 billion at March 31, 2024 due to market appreciation and net inflows.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $27.6 billion at December 31, 2023 to $29.1 billion at March 31, 2024 due to market appreciation.

Consolidated Operating Results

The following table sets forth our revenues and net income/(loss) for the most recent five quarters.

●	Revenues – Total revenues increased 18.0% from the three months ended March 31, 2023 to $96.8 million in the comparable period in 2024 primarily due to higher average AUM.
●	Expenses – Total operating expenses increased 5.2% from the three months ended March 31, 2023 to $68.9 million in the comparable period in 2024 primarily due to higher stock-based compensation and headcount and higher fund management and administration costs. These increases were partly offset by the termination of the contractual gold payments on May 10, 2023.
●	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, gains on revaluation/termination of deferred consideration–gold payments, impairments and other losses and gains. Further information is provided herein.
●	Net income – We reported net income of $22.1 million and $16.2 million during the three months ended March 31, 2024 and 2023, respectively.

Guidance Update for the Year Ending December 31, 2024

Compensation Expense

Our compensation expense for the year ending December 31, 2024 is currently estimated to range from $108.0 million to $118.0 million (unchanged from our guidance provided last quarter) and takes into consideration planned hires for 2024 as well as year-end compensation adjustments and the annualization of hires made during 2023. This range considers variability in incentive compensation, with drivers including the magnitude of our flows, revenues and operating income growth, margin expansion and our share price performance in relation to our peers. We currently anticipate trending toward the upper half of the range given the strong start to the year.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the three months ended March 31, 2024, our discretionary spending was $14.9 million. We currently estimate our discretionary spending for the year ending December 31, 2024 to range from $64.0 million to $68.0 million (unchanged from our guidance range provided last quarter).

Not included in the guidance above are potential non-recurring expenses in response to an activist campaign, including $0.7 million incurred during the three months ended March 31, 2024.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 79.4% during the three months ended March 31, 2024. Our gross margin guidance for the year ending December 31, 2024 remains 79.0% to 80.0% (unchanged from our guidance range provided last quarter). If AUM increases from continued organic flow growth or favorable market conditions, we would anticipate further gross margin expansion.

Third-Party Distribution Fees

We currently estimate third-party distribution fees to range from $10.0 million to $11.0 million (unchanged from our guidance range provided last quarter), which is dependent upon the AUM growth on our respective platforms.

Interest Expense

We currently estimate our interest expense for the year ending December 31, 2024 to be $16.5 million, which is inclusive of approximately $2.6 million of interest cost we are required to impute under U.S. GAAP related to our interest-free financing of the shares of Series C Non-Voting Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) we repurchased from GBH in November 2023.

Interest Income

We currently estimate our interest income for the year ending December 31, 2024 to be $5.0 million, based upon the magnitude of our forecasted interest earning assets.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be 24.0% to 25.0% (unchanged from our guidance provided last quarter) taking into consideration the current distribution of profits among our U.S. and European businesses.

This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items which may arise that are not currently forecasted. Such items may include, but are not limited to increases or decreases in valuation allowances and any stock-based compensation windfalls or shortfalls. Additional corporate tax legislation could also impact our normalized effective tax rate.

Weighted Average Diluted Shares

We currently estimate our weighted average diluted shares to be between 166.0 million and 168.0 million during the year ending December 31, 2024. This guidance is exclusive of any incremental shares associated with our convertible notes. While our convertible notes require principal to be paid in cash, our diluted shares would need to be increased for any incremental shares associated with an exercise of the conversion option if our stock price exceeds the applicable conversion price of our convertible notes of $9.54 per share for the 5.75% Convertible Senior Notes due 2028 and $11.04 per share for the 3.25% Convertible Senior Notes due 2026.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
GLOBAL ETPs (in millions)
Beginning of period assets	$100,124	$93,735	$81,993
Inflows/(outflows)	1,990	(255)	6,341
Market appreciation	5,116	6,644	2,406
End of period assets	$107,230	$100,124	$90,740
Average assets during the period	$102,435	$96,547	$87,508
Average advisory fee during the period	0.36%	0.36%	0.36%
Number of ETPs—end of period	338	337	341

U.S. LISTED ETFs (in millions)
Beginning of period assets	$72,486	$68,018	$55,973
Inflows/(outflows)	1,983	(67)	4,012
Market appreciation	3,618	4,535	1,298
End of period assets	$78,087	$72,486	$61,283
Average assets during the period	$74,805	$69,707	$59,430
Number of ETFs—end of period	77	76	80

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$27,638	$25,717	$26,020
Inflows/(outflows)	7	(188)	2,329
Market appreciation	1,498	2,109	1,108
End of period assets	$29,143	$27,638	$29,457
Average assets during the period	$27,630	$26,840	$28,078
Number of ETPs—end of period	261	261	261

PRODUCT CATEGORIES (in millions)

U.S. Equity
Beginning of period assets	$29,156	$25,643	$24,112
Inflows/(outflows)	536	487	(149)
Market appreciation	1,978	3,026	571
End of period assets	$31,670	$29,156	$24,534
Average assets during the period	$30,130	$26,835	$24,725

Commodity & Currency
Beginning of period assets	$21,336	$20,466	$22,097
(Outflows)/inflows	(460)	(449)	2,003
Market appreciation	1,068	1,319	824
End of period assets	$21,944	$21,336	$24,924
Average assets during the period	$20,838	$21,254	$23,807

Fixed Income
Beginning of period assets	$21,197	$21,797	$15,273
(Outflows)/inflows	(14)	(715)	3,513
Market appreciation/(depreciation)	35	115	(78)
End of period assets	$21,218	$21,197	$18,708
Average assets during the period	$21,082	$21,889	$17,176

International Developed Market Equity
Beginning of period assets	$15,103	$13,902	$10,195
Inflows	1,599	9	450
Market appreciation	1,401	1,192	788
End of period assets	$18,103	$15,103	$11,433
Average assets during the period	$16,688	$14,266	$10,879

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Emerging Market Equity
Beginning of period assets	$10,726	$9,569	$8,116
Inflows	217	412	486
Market appreciation	246	745	209
End of period assets	$11,189	$10,726	$8,811
Average assets during the period	$10,900	$9,833	$8,666

Leveraged & Inverse
Beginning of period assets	$1,815	$1,781	$1,754
(Outflows)/inflows	(50)	(59)	43
Market appreciation/(depreciation)	63	93	(12)
End of period assets	$1,828	$1,815	$1,785
Average assets during the period	$1,792	$1,803	$1,757

Cryptocurrency
Beginning of period assets	$414	$243	$136
Inflows	158	28	13
Market appreciation	302	143	90
End of period assets	$874	$414	$239
Average assets during the period	$614	$325	$190

Alternatives
Beginning of period assets	$377	$334	$310
Inflows/(outflows)	4	32	(18)
Market appreciation	23	11	14
End of period assets	$404	$377	$306
Average assets during the period	$391	$342	$308

Headcount:	300	303	279

Note: Previously issued statistics may be restated due to fund closures and trade adjustments.

Source: WisdomTree

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Selected Operating and Financial Information

	Three Months Ended
	March 31,			Percent
	2024	2023	Change	Change
AUM (in millions)
Average AUM	$102,435	$87,508	$14,927	17.1%
Operating Revenues (in thousands)
Advisory fees	$92,501	$77,637	$14,864	19.1%
Other income	4,337	4,407	(70)	(1.6% )
Total operating revenues	$96,838	$82,044	$14,794	18.0%

Operating Revenues

Advisory fees

Advisory fee revenues increased 19.1% from $77.6 million during the three months ended March 31, 2023 to $92.5 million in the comparable period in 2024 due to higher average AUM. Our average advisory fee was 0.36% during each of the three months ended March 31, 2023 and 2024.

Other income

Other income was essentially unchanged from the three months ended March 31, 2023.

Operating Expenses

	Three Months Ended
	March 31,			Percent
(in thousands)	2024	2023	Change	Change
Compensation and benefits	$31,054	$27,398	$3,656	13.3%
Fund management and administration	19,962	17,153	2,809	16.4%
Marketing and advertising	4,408	4,007	401	10.0%
Sales and business development	3,611	2,994	617	20.6%
Contractual gold payments	—	4,486	(4,486)	n/a
Professional fees	3,630	3,715	(85)	(2.3% )
Occupancy, communications and equipment	1,210	1,101	109	9.9%
Depreciation and amortization	383	109	274	251.4%
Third-party distribution fees	2,307	2,253	54	2.4%
Other	2,323	2,257	66	2.9%
Total operating expenses	$68,888	$65,473	$3,415	5.2%

	Three Months Ended March 31,
As a Percent of Revenues:	2024	2023
Compensation and benefits	32.1%	33.5%
Fund management and administration	20.6%	20.9%
Marketing and advertising	4.6%	4.9%
Sales and business development	3.7%	3.6%
Contractual gold payments	n/a	5.5%
Professional fees	3.7%	4.5%
Occupancy, communications and equipment	1.2%	1.3%
Depreciation and amortization	0.4%	0.1%
Third-party distribution fees	2.4%	2.7%
Other	2.4%	2.8%
Total operating expenses	71.1%	79.8%

Compensation and benefits

Compensation and benefits expense increased 13.3% from $27.4 million during the three months ended March 31, 2023 to $31.1 million in the comparable period in 2024 due to higher incentive and stock-based compensation expense, as well as increased headcount. Headcount was 279 and 300 at March 31, 2023 and 2024, respectively.

Fund management and administration

Fund management and administration expense increased 16.4% from $17.2 million during the three months ended March 31, 2023 to $20.0 million in the comparable period in 2024 primarily due to higher average AUM. We had 80 U.S. listed ETFs and 261 European listed ETPs at March 31, 2023 compared to 77 U.S. listed ETFs and 261 European listed ETPs at March 31, 2024.

Marketing and advertising

Marketing and advertising expense increased 10.0% from $4.0 million during the three months ended March 31, 2023 to $4.4 million in the comparable period in 2024 primarily due to higher online advertising related to our digital assets business.

Sales and business development

Sales and business development expense increased 20.6% from $3.0 million during the three months ended March 31, 2023 to $3.6 million in the comparable period in 2024 primarily due to increases in travel and events spending, as well as higher spending on sales tools and data.

Contractual gold payments

Contractual gold payments expense decreased from $4.5 million during the three months ended March 31, 2023 to $0 in the comparable period in 2024 due to the termination of our deferred consideration—gold payments obligation on May 10, 2023. See Note 9 to our Consolidated Financial Statements for additional information.

Professional fees

Professional fees expense was essentially unchanged from the three months ended March 31, 2023.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the three months ended March 31, 2023.

Depreciation and amortization

Depreciation and amortization expense increased 251.4% from $0.1 million during the three months ended March 31, 2023 to $0.4 million in the comparable period in 2024 due to amortization of software development costs.

Third-party distribution fees

Third-party distribution fees expense was essentially unchanged from the three months ended March 31, 2023.

Other

Other expenses were essentially unchanged from the three months ended March 31, 2023.

Other Income/(Expenses)

	Three Months Ended March 31,			Percent
(in thousands)	2023	2024	Change	Change
Interest expense	$(4,128)	$(4,002)	$(126)	3.1%
Gain on revaluation/termination of deferred consideration—gold payments	—	20,592	(20,592)	n/a
Interest income	1,398	1,083	315	29.1%
Impairments	—	(4,900)	4,900	n/a
Loss on extinguishment of convertible notes	—	(9,721)	9,721	n/a
Other gains and losses, net	2,592	(2,007)	4,599	n/a
Total other (expenses)/income, net	$(138)	$1,045	$(1,183)	(113.2% )

	Three Months Ended March 31,
As a Percent of Revenues:	2024		2023
Interest expense	(4.2%	)	(4.9%	)
Gain on revaluation/termination of deferred consideration—gold payments	n/a		25.1%
Interest income	1.4%		1.3%
Impairments	n/a		(6.0%	)
Loss on extinguishment of convertible notes	n/a		(11.8%	)
Other gains and losses, net	2.7%		(2.4%	)
Total other (expenses)/income, net	(0.1%	)	1.3%

Interest expense

Interest expense increased 3.1% from $4.0 million during the three months ended March 31, 2023 to $4.1 million in the comparable period in 2024 due to the recognition of imputed interest on our obligation payable to GBH, partly offset by a lower level of debt outstanding. Our effective interest rate during the three months ended March 31, 2023 and 2024 was 4.6% and 5.0%, respectively.

Interest income

Interest income increased 29.1% from $1.1 million during the three months ended March 31, 2023 to $1.4 million in the comparable period in 2024 due to a higher level of interest earning assets.

Impairments

During the three months ended March 31, 2023, we recognized a non-cash impairment charge of $4.9 million on our investment in Securrency, Inc.

Other gains and losses, net

Other gains and losses, net were ($2.0) million and $2.6 million during the three months ended March 31, 2023 and 2024, respectively. This quarter includes gains of $2.1 million and $0.1 million on our financial instruments and our investments, respectively. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate during the three months ended March 31, 2024 was 20.5%, resulting in income tax expense of $5.7 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the deferred tax asset valuation allowance on losses recognized on the Company’s financial instruments owned, tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings. These items were partly offset by state and local income taxes.

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

Adjusted Net Income and Diluted Earnings per Share

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

●	Unrealized gains or losses on revaluation/termination of deferred consideration—gold payments: Deferred consideration—gold payments was an obligation we assumed in connection with the ETFS Acquisition that was carried at fair value. This item represented the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold and changes in the discount rate used to compute the present value of the annual payment obligations have had a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when calculating our non-GAAP financial measurements as it was not core to our operating business. The item was not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate. During the second quarter of 2023, we terminated this obligation for aggregate consideration totaling approximately $137.0 million.
●	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce volatility in earnings and are not core to our operating business.
●	Tax windfalls and shortfalls upon vesting of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting as well as the difference between the price of our stock on the date the award was granted and the date the award vested. We exclude these items when calculating our non-GAAP financial measurements as they introduce volatility in earnings and are not core to our operating business.
●	Imputed interest on our payable to GBH: During the fourth quarter of 2023, we repurchased our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of our common stock, from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. Under U.S. GAAP, the obligation is recorded at its present value utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. We exclude this item when calculating our non-GAAP financial measurements as recognition of interest expense is non-cash and contrary to the stated terms of our obligation.
●	Other items: Loss on extinguishment of our convertible notes, impairments, remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business, gains and losses recognized on our investments, changes in deferred tax asset valuation allowance and expenses incurred in response to an activist campaign are excluded when calculating our non-GAAP financial measurements.

	Three Months Ended
Adjusted Net Income and Diluted Earnings per Share:	March 31, 2024	March 31, 2023
Net income, as reported	$22,111	$16,233
Deduct: Gains on financial instruments owned, net of income taxes	(1,562)	(1,479)
Deduct: Tax windfalls upon vesting of stock-based compensation awards	(699)	(185)
(Deduct)/add back: (Decrease)/increase in deferred tax asset valuation allowance on financial instruments owned and investments	(531)	1,667
Add back: Expenses incurred in response to an activist campaign, net of income taxes	526	732
Add back: Imputed interest on payable to GBH, net of income taxes	504	—
(Deduct)/add back: (Gains)/losses recognized on our investments, net of income taxes	(93)	2,966
Add back: Impairments, net of income taxes	—	3,710
Deduct: Gain on revaluation/termination of deferred consideration—gold payments	—	(20,592)
Add back: Loss on extinguishment of convertible notes, net of income taxes	—	9,623
Deduct: Remeasurement of contingent consideration—sale of former Canadian ETF business	—	(1,477)
Adjusted net income	$20,256	$11,198
Deduct: Income distributed to participating securities	(462)	(498)
Deduct: Undistributed income allocable to participating securities	(1,446)	(672)
Adjusted net income available to common stockholders	$18,348	$10,028
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 20 to our Consolidated Financial Statements)	149,989	144,431
Adjusted earnings per share – diluted	$0.12	$0.07

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2024	December 31, 2023
Balance Sheet Data (in thousands):
Cash, cash equivalents and restricted cash	$116,926	$129,305
Financial instruments owned, at fair value	58,301	58,722
Accounts receivable	40,020	35,473
Securities held-to-maturity	224	230
Total: Liquid assets	215,471	223,730
Less: Total current liabilities	(75,589)	(103,216)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(19,356)	(18,308)
Less: Regulatory capital requirements	(42,058)	(29,156)
Total: Available liquidity	$78,468	$73,050

	Three Months Ended March 31,
	2024	2023
Cash Flow Data (in thousands):
Operating cash flows	$(1,038)	$(5,397)
Investing cash flows	2,028	(2,008)
Financing cash flows	(12,817)	(6,070)
Foreign exchange rate effect	(552)	473
Decrease in cash, cash equivalents and restricted cash	$(12,379)	$(13,002)

Liquidity

We consider our available liquidity to be our liquid assets, less our current liabilities, seed capital in WisdomTree Digital Funds and regulatory capital requirements of certain of our subsidiaries. Liquid assets consist of cash, cash equivalents and restricted cash, financial instruments owned, at fair value, accounts receivable and securities held-to-maturity. Our financial instruments owned, at fair value are highly liquid investments. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business and accrued incentive compensation for employees.

Cash, cash equivalents and restricted cash decreased by $12.4 million during the three months ended March 31, 2024 due to $7.8 million used to repurchase our common stock, $5.0 million used to pay dividends, $2.5 million used to purchase financial instruments owned, at fair value, $1.0 million used in operating activities, $0.6 million used to pay for software development and $0.7 million used for other activities. These decreases were partly offset by $5.2 million of proceeds from the sale of financial instruments owned, at fair value.

Cash, cash equivalents and restricted cash decreased by $13.0 million during the three months ended March 31, 2023 due to $130.0 million of proceeds from the issuance of convertible notes, $18.3 million of proceeds from the sale of financial instruments owned, at fair value and $0.4 million from other activities. These increases were offset by $124.3 million used to repurchase convertible notes, $20.3 million used to purchase financial instruments owned, at fair value, $5.4 million used in operating activities, $4.8 million used to pay dividends, $3.5 million used to cover convertible notes issuance costs and $3.4 million used to repurchase our common stock.

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

After the repurchase and settlement at maturity of the 2020 Notes and the issuance of the 2023 Notes (such 2023 Notes, together with the 2021 Notes, the “Convertible Notes”), we had $280.0 million in aggregate principal amount of Convertible Notes outstanding.

Key terms of the Convertible Notes are as follows:

	2023 Notes	2021 Notes
Principal outstanding	$130.0	$150.0
Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2028	June 15, 2026
Interest rate	5.75%	3.25%
Conversion price	$9.54	$11.04
Conversion rate	104.8658	90.5797
Redemption price	$12.40	$14.35
●	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2023 Notes (beginning on August 15, 2023) and on June 15 and December 15 of each year for the 2021 Notes.
●	Conversion price: Convertible at an initial conversion rate set forth in the table above into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.

●	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2028 and March 15, 2026 for the 2023 Notes and the 2021 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2028 and March 15, 2026 in respect of the 2023 Notes and the 2021 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
●	Cash settlement of principal amount: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of its common stock.
●	Redemption price: We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2025 and June 20, 2023 in respect of the 2023 Notes and the 2021 Notes, respectively, and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
●	Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
●	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 167.7853 shares and 144.9275 shares of our common stock per $1,000 principal amount of the 2023 Notes and the 2021 Notes, respectively (the equivalent of 43,551,214 shares of our common stock in the aggregate), subject to adjustment.
●	Seniority and Security: The 2023 Notes and 2021 Notes rank equal in right of payment, and are our senior unsecured obligations, but are subordinated in right of payment to our obligations to make certain redemption payments (if and when due) in respect of our Series A Preferred Stock (See Note 11 to our Consolidated Financial Statements).

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at March 31, 2024 was approximately $42.1 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the three months ended March 31, 2024, we repurchased 1,096,278 shares of our common stock under the repurchase program for an aggregate cost of $7.8 million. Currently, approximately $88.6 million remains under this program for future purchases.

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

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $0.3 million at March 31, 2024. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 13 to our Consolidated Financial Statements for additional information.

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

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for our intangible assets is November 30th. The results of our most recent analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates of 3.0% and a weighted average cost of capital of 10.5%.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other securities which totaled $109.2 million and $72.3 million as of December 31, 2023 and March 31, 2024, respectively. During the three months ended March 31, 2024, we recognized gains on these financial instruments of $2.1 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 14 to our Consolidated Financial Statements for additional information regarding actual and potential claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €23.6 million ($25.5 million), including the Rejected Claim, which is subject to appeal.

ITEM 1A.	RISK FACTORS

In addition to the updated risk factor and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Responding to actions of activist stockholders against us has been costly and the possibility that activist stockholders may wage proxy contests or contested solicitations or seek representation on our Board of Directors in the future may be disruptive and cause uncertainty about the strategic direction of our business.

During fiscal years 2022 and 2023, we were the target of stockholder activism whereby a certain investor, acting together with other investors during 2022 (the “Investor Group”) and acting alone during 2023 (the “Investor”), notified us of their intention to nominate director candidates to stand for election to the Board of Directors at the 2022 and 2023 annual meetings of stockholders. On May 25, 2022, we entered into a cooperation agreement with the Investor Group whereby we agreed, among other things, to increase the size of our Board of Directors by two to a total of nine directors and appoint two nominees proposed by the Investor Group. At the 2023 annual meeting of stockholders, our stockholders elected five of our six nominees to the Board of Directors and one of three nominees proposed by the Investor. Responding to actions by the Investor and the Investor Group has been costly and actions by activist stockholders to seek representation on our Board of Directors in the future may similarly impact us.

On April 17, 2024, the Investor filed a preliminary proxy statement with the SEC in connection with the 2024 annual meeting of stockholders to solicit the Company’s stockholders to vote against the election of certain of the Company’s director nominees. On April 18, 2024, the Investor filed an amended Schedule 13D with the SEC disclosing that they had filed a preliminary proxy statement. On May 3, 2024, the Investor filed definitive proxy statement with the SEC.

Activist stockholders, such as the Investor, may from time to time attempt to effect changes in our strategic direction, and in furtherance thereof, may seek changes in how the Company is governed. Our Board of Directors and management strive to maintain constructive, ongoing communications with our stockholders, including the Investor, and welcome their views and opinions with the goal of enhancing value for all stockholders. However, an activist campaign that seeks to replace or remove members of our Board of Directors or changes in our strategic direction could have an adverse effect on us because:

●	responding to actions by activist stockholders is costly and may be disruptive, time-consuming and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;
●	perceived uncertainties about our future direction as a result of changes to the composition of our Board of Directors, or senior management team, including our Chief Executive Officer, or changes to our stockholder base may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners;
●	these types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and
●	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2024 to January 31, 2024	1,094,101	$7.13	1,094,101
February 1, 2024 to February 29, 2024	—	$—	—
March 1, 2024 to March 31, 2024	2,177	$8.88	2,177
Total	1,096,278	$7.13	1,096,278	$88,585

On February 22, 2022, our Board of Directors approved an increase of $85.7 million to our share repurchase program and extended the term for three years through April 27, 2025. During the three months ended March 31, 2024, we repurchased 1,096,278 shares of our common stock under this program for an aggregate cost of approximately $7.8 million. As of March 31, 2024, $88.6 million remained under this program for future repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)
3.6	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)
3.7	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.7	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.8	Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.9	Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.10	Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)
4.11	Amendment No. 1, dated as of May 4, 2023, to Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2023)
4.12	Amendment No. 2, dated as of May 10, 2023, to Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)

Exhibit Number	Description
4.13	Amendment No. 3, dated as of March 18, 2024, to Stockholder Rights Agreement, dated as of March 17, 2023, as amended, between WisdomTree, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2024)
4.14	Amendment No. 4, dated as of March 25, 2024, to Stockholder Rights Agreement, dated as of March 17, 2023, as amended, between WisdomTree, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2024)
4.15	Amendment No. 5, dated as of April 30, 2024, to Stockholder Rights Agreement, dated as of March 17, 2023, as amended, between WisdomTree, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2024)
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2024, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2024 (Unaudited) and December 31, 2023; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and March 31, 2023 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and March 31, 2023 (Unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 7th day of May 2024.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

