Form 10-Q
period 2024-06-30
WisdomTree, Inc.
filed 2024-08-02
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-Q

________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 30, 2024, there were 151,855,747 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2024

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our quarterly report on Form 10-Q for the quarter ended March 31, 2024. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash, cash equivalents and restricted cash (including $5,125 and $5,007 invested in the WisdomTree Government Money Market Digital Fund at June 30, 2024 and December 31, 2023, respectively)	$132,459	$129,305
Financial instruments owned, at fair value (including $59,889 and $47,559 invested in WisdomTree products at June 30, 2024 and December 31, 2023, respectively) (Note 5)	69,783	58,722
Accounts receivable (including $32,890 and $28,511 due from related parties at June 30, 2024 and December 31, 2023, respectively)	42,664	35,473
Prepaid expenses	8,595	5,258
Other current assets	1,199	1,036
Total current assets	254,700	229,794
Fixed assets, net	413	427
Securities held-to-maturity	218	230
Deferred tax assets, net (Note 21)	6,786	11,057
Investments (Note 7)	8,288	9,684
Right of use assets—operating leases (Note 13)	847	563
Goodwill (Note 23)	86,841	86,841
Intangible assets, net (Note 23)	605,580	605,082
Other noncurrent assets	457	459
Total assets	$964,130	$944,137
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$26,551	$30,085
Compensation and benefits payable	20,315	38,111
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 12)	14,804	14,804
Income taxes payable	1,830	3,866
Operating lease liabilities (Note 13)	847	578
Accounts payable and other liabilities	20,341	15,772
Total current liabilities	84,688	103,216
Convertible notes (Note 10)	275,638	274,888
Payable to GBH (Note 12)	25,671	24,328
Total liabilities	385,997	402,432

Preferred stock—Series A Non-Voting Convertible, par value $0.01; 14.750 shares authorized, issued and outstanding; redemption value of $144,220 and $96,869 at June 30, 2024 and December 31, 2023, respectively) (Note 11)	132,569	132,569
Contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 151,857 and 150,330 at June 30, 2024 and December 31, 2023, respectively	1,519	1,503
Additional paid-in capital	315,359	312,440
Accumulated other comprehensive loss	(931)	(548)
Retained earnings	129,617	95,741
Total stockholders’ equity	445,564	409,136
Total liabilities and stockholders’ equity	$964,130	$944,137

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues:
Advisory fees	$98,938	$82,004	$191,439	$159,641
Other revenues	8,096	3,720	12,433	8,127
Total revenues	107,034	85,724	203,872	167,768
Operating Expenses:
Compensation and benefits	30,790	26,319	61,844	53,717
Fund management and administration	20,139	17,727	40,101	34,880
Marketing and advertising	5,110	4,465	9,518	8,472
Sales and business development	3,640	3,326	7,251	6,320
Contractual gold payments (Note 9)	—	1,583	—	6,069
Professional fees	6,594	8,334	10,224	12,049
Occupancy, communications and equipment	1,314	1,172	2,524	2,273
Depreciation and amortization	418	121	801	230
Third-party distribution fees	2,687	1,881	4,994	4,134
Other	2,831	2,615	5,154	4,872
Total operating expenses	73,523	67,543	142,411	133,016
Operating income	33,511	18,181	61,461	34,752
Other Income/(Expenses):
Interest expense	(4,140)	(4,021)	(8,268)	(8,023)
Gain on revaluation/termination of deferred consideration—gold payments (Note 9)	—	41,361	—	61,953
Interest income	1,438	1,000	2,836	2,083
Impairments (Note 25)	—	—	—	(4,900)
Loss on extinguishment of convertible notes (Note 10)	—	—	—	(9,721)
Other losses and gains, net	(1,283)	1,286	1,309	(721)
Income before income taxes	29,526	57,807	57,338	75,423
Income tax expense	7,767	3,555	13,468	4,938
Net income	$21,759	$54,252	$43,870	$70,485
Earnings per share—basic	$0.13	$0.32	$0.27	$0.43
Earnings per share—diluted	$0.13	$0.32	$0.26	$0.42
Weighted-average common shares—basic	146,896	144,351	146,680	144,108
Weighted-average common shares—diluted	166,359	170,672	165,872	165,468
Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$21,759	$54,252	$43,870	$70,485
Other comprehensive (loss)/income
Foreign currency translation adjustment, net of income taxes	(24)	261	(383)	727
Other comprehensive (loss)/income	(24)	261	(383)	727
Comprehensive income	$21,735	$54,513	$43,487	$71,212

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Three Months Ended June 30, 2024
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—April 1, 2024	—	$—	151,819	$1,518	$309,768	$(907)	$112,858	$423,237
Restricted stock issued and vesting of restricted stock units, net	—	—	38	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	5,592	—	—	5,592
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
Dividends	—	—	—	—	—	—	(5,000)	(5,000)
Net income	—	—	—	—	—	—	21,759	21,759
Balance—June 30, 2024	—	$—	151,857	$1,519	$315,359	$(931)	$129,617	$445,564

	Three Months Ended June 30, 2023
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shars Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—April 1, 2023	—	$—	149,291	$1,493	$292,971	$(954)	$25,028	$318,538
Shares issued in connection with termination of deferred consideration—gold payments obligation, net of issuance costs (Note 9)	13	—	—	—	86,801	—	—	86,801
Restricted stock issued and vesting of restricted stock units, net	—	—	41	—	—	—	—	—
Shares issued in connection with convertible notes that matured on June 15, 2023 (Note 10)	—	—	1,037	10	35	—	—	45
Shares repurchased	—	—	(26)	—	(156)	—	—	(156)
Stock-based compensation	—	—	—	—	3,970	—	—	3,970
Other comprehensive income	—	—	—	—	—	261	—	261
Dividends	—	—	—	—	—	—	(4,924)	(4,924)
Net income	—	—	—	—	—	—	54,252	54,252
Balance—June 30, 2023	13	$—	150,343	$1,503	$383,621	$(693)	$74,356	$458,787

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Six Months Ended June 30, 2024
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—January 1, 2024	—	$—	150,330	$1,503	$312,440	$(548)	$95,741	$409,136
Restricted stock issued and vesting of restricted stock units, net	—	—	2,623	27	(27)	—	—	—
Shares repurchased	—	—	(1,096)	(11)	(7,809)	—	—	(7,820)
Stock-based compensation	—	—	—	—	10,755	—	—	10,755
Other comprehensive loss	—	—	—	—	—	(383)	—	(383)
Dividends	—	—	—	—	—	—	(9,994)	(9,994)
Net income	—	—	—	—	—	—	43,870	43,870
Balance—June 30, 2024	—	$—	151,857	$1,519	$315,359	$(931)	$129,617	$445,564

	Six Months Ended June 30, 2023
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—January 1, 2023	—	$—	146,517	$1,465	$291,847	$(1,420)	$13,719	$305,611
Shares issued in connection with termination of deferred consideration—gold payments obligation, net of issuance costs (Note 9)	13	—	—	—	86,801	—	—	86,801
Restricted stock issued and vesting of restricted stock units, net	—	—	3,420	34	(34)	—	—	—
Shares issued in connection with convertible notes that matured on June 15, 2023 (Note 10)	—	—	1,037	10	35	—	—	45
Shares repurchased	—	—	(631)	(6)	(3,534)	—	—	(3,540)
Stock-based compensation	—	—	—	—	8,506	—	—	8,506
Other comprehensive income	—	—	—	—	—	727	—	727
Dividends	—	—	—	—	—	—	(9,848)	(9,848)
Net income	—	—	—	—	—	—	70,485	70,485
Balance—June 30, 2023	13	$—	150,343	$1,503	$383,621	$(693)	$74,356	$458,787

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$43,870	$70,485
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(25,365)	(25,692)
Stock-based compensation	10,755	8,506
Deferred income taxes	4,326	2,964
Gains on financial instruments owned, at fair value	(1,772)	(947)
Imputed interest on payable to GBH	1,342	—
Losses on investments	1,195	819
Depreciation and amortization	801	230
Amortization of issuance costs—convertible notes	750	1,069
Amortization of right of use asset	647	640
Gain on revaluation/termination of deferred consideration—gold payments	—	(61,953)
Loss on extinguishment of convertible notes	—	9,721
Impairments	—	4,900
Contractual gold payments	—	6,069
Other	—	(946)
Changes in operating assets and liabilities:
Accounts receivable	(7,132)	(5,254)
Prepaid expenses	(3,353)	(3,425)
Gold and other precious metals	24,972	18,441
Other assets	(118)	347
Fund management and administration payable	(3,430)	6,419
Compensation and benefits payable	(17,657)	(18,941)
Income taxes payable	(2,028)	(2,523)
Operating lease liabilities	(662)	(652)
Accounts payable and other liabilities	4,031	9,752
Net cash provided by operating activities	31,172	20,029
Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(14,193)	(40,532)
Purchase of investments	—	(10,000)
Cash paid—software development	(1,184)	—
Purchase of fixed assets	(102)	(58)
Proceeds from the sale of financial instruments owned, at fair value	5,303	102,020
Proceeds from the exit from investment in Securrency, Inc.	465	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	12	14
Receipt of contingent consideration—Sale of Canadian ETF business	—	1,477
Acquisition of Securrency Transfers, Inc. (net of cash acquired)	—	(985)
Net cash (used in)/provided by investing activities	(9,699)	51,936
Cash flows from financing activities:
Dividends paid	(9,873)	(9,647)
Shares repurchased	(7,820)	(3,540)
Repurchase and maturity of convertible notes (Note 10)	—	(184,272)
Proceeds from the issuance of convertible notes (Note 10)	—	130,000
Termination of deferred consideration—gold payments	—	(50,005)
Issuance costs—convertible notes	—	(3,548)
Issuance costs—Series C Preferred Stock	—	(97)
Net cash used in financing activities	(17,693)	(121,109)
(Decrease)/increase in cash flow due to changes in foreign exchange rate	(626)	778
Net increase/(decrease) in cash, cash equivalents and restricted cash	3,154	(48,366)
Cash, cash equivalents and restricted cash—beginning of year	129,305	132,101
Cash, cash equivalents and restricted cash—end of period	$132,459	$83,735
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,138	$5,900
Cash paid for interest	$6,175	$4,514

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(In Thousands)

(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES

On May 10, 2023, the Company issued 13.087 shares of Series C Non-Voting Convertible Preferred Stock (valued at $86,898) in connection with the termination of its deferred consideration—gold payments obligation. See Note 9 for additional information.

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

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a well-diversified suite of exchange-traded products (“ETPs”), models, solutions and products leveraging blockchain technology. Building on its heritage of innovation, the Company is developing and has launched next-generation digital products, services and structures, including digital or blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as its blockchain-native digital wallet, WisdomTree Prime. The Company has the following wholly-owned operating subsidiaries:

●	WisdomTree Asset Management, Inc. is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.
●	WisdomTree Management Jersey Limited (“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse strategies.
●	WisdomTree Multi Asset Management Limited (“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree Management Limited (“WML”) is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTICAV”) in respect of the WisdomTree UCITS ETFs issued by WTICAV. WTICAV is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.
●	WisdomTree Europe Limited is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.
●	WisdomTree Ireland Limited is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, WTMAML and WML.
●	WisdomTree Digital Commodity Services, LLC is a New York based company that serves as the sponsor of the WisdomTree Bitcoin Fund, which is currently effective with the SEC. The WisdomTree Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest and is listed on the Cboe BZX Exchange, Inc. The WisdomTree Bitcoin Fund provides exposure to the spot price of bitcoin.
●	WisdomTree Digital Management, Inc. (“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. Each Digital Fund uses blockchain technology to maintain a secondary record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but does not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.
●	WisdomTree Digital Movement, Inc. (“WT Digital Movement”) is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network. WT Digital Movement has obtained and is seeking additional state money transmitter licenses to operate a platform for the purchase, sale and exchange of tokenized assets, while also providing blockchain-native digital wallet services through WisdomTree Prime to facilitate such activity.
●	WisdomTree Securities, Inc. is a New York based limited purpose broker-dealer (i.e., mutual fund retailer), facilitating transactions in WisdomTree Digital Funds.
●	WisdomTree Transfers, Inc. is a New York based transfer agent registered with the SEC, providing transfer agency and registrar services for the WisdomTree Digital Funds. The transfer agent maintains the official record of share ownership in book entry form and reconciles the official record with the secondary record of ownership of shares on one or more blockchains.

●	WisdomTree Digital Trust Company, LLC is a New York based limited liability trust company chartered by the New York State Department of Financial Services to provide certain digital asset products and services (e.g., custody) via WisdomTree Prime.

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

Deferred Consideration—Gold Payments

Deferred consideration—gold payments represented the present value of an obligation to pay gold to a third party into perpetuity and was measured using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate (Note 9). Changes in the fair value and settlement of this obligation were reported as gain on revaluation/termination of deferred consideration—gold payments in the Consolidated Statements of Operations.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities. The Series A non-voting convertible preferred stock and Series C non-voting convertible preferred stock (Notes 9 and 11) and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).

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

3. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $132,459 and $129,305 at June 30, 2024 and December 31, 2023, respectively, $124,363 and $116,895 were held at three financial institutions. At June 30, 2024 and December 31, 2023, cash equivalents were approximately $12,972 and $50,226, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $36,964 and $29,156 at June 30, 2024 and December 31, 2023, respectively. Of these amounts, $13,472 and $0, at June 30, 2024 and December 31, 2023, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and six months ended June 30, 2024 and 2023, there were no transfers between Levels 2 and 3.

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$12,972	$12,972	$—	$—
Financial instruments owned, at fair value:
ETFs	45,126	45,126	—	—
Pass-through GSEs	9,892	—	9,892	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,223	—	5,223	—
Equities	7,641	7,641	—	—
Fixed income	1,901	1,010	891	—
Total	$82,755	$66,749	$16,006	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,288	$—	$—	$8,288

_____________________________

(1) Fair value determined on June 17, 2024.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$50,226	$50,226	$—	$—
Financial instruments owned, at fair value
ETFs	35,181	35,181	—	—
Pass-through GSEs	10,240	—	10,240	—
Other assets—seed capital (WisdomTree Digital Funds)
U.S. treasuries	5,007	—	5,007	—
Equities	6,337	6,337	—	—
Fixed income	1,957	1,008	949	—
Total	$108,948	$92,752	$16,196	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	9,684	—	—	9,684
Other investments(2)	—	—	—	—
Total	$9,684	$—	$—	$9,684

_____________________________

(1) Fair value determined on October 31, 2023.

(2) Fair value determined on September 30, 2023.

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

5. Financial instruments owned

These instruments consist of the following:

	June 30, 2024	December 31, 2023
Financial instruments owned
Trading securities	$55,018	$45,421
Other assets—seed capital (WisdomTree Digital Funds)	14,765	13,301
Total	$69,783	$58,722

The Company recognized net trading (losses)/gains on financial instruments owned that were still held at the reporting dates of ($67) and ($222) during the three months ended June 30, 2024 and 2023, respectively, and $1,837 and $1,309 during the six months ended June 30, 2024 and 2023, respectively, which were recorded in other losses and gains, net, in the Consolidated Statements of Operations.

6. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	June 30, 2024	December 31, 2023
Debt instruments: Pass-through GSEs (amortized cost)	$218	$230

During the six months ended June 30, 2024 and 2023, the Company received proceeds of $12 and $14, respectively, from held-to-maturity securities maturing or being called prior to maturity.

The following table summarizes unrealized losses and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	June 30, 2024	December 31, 2023
Cost/amortized cost	$218	$230
Gross unrealized losses	(20)	(15)
Fair value	$198	$215

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

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to the maturity date:

	June 30, 2024	December 31, 2023
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	20	22
Due over ten years	198	208
Total	$218	$230

7. Investments

The following table sets forth the Company’s investments:

	June 30, 2024		December 31, 2023
	Carrying Value	Cost	Carrying Value	Cost

Fnality International Limited—Series B-1 Preference Shares	$8,288	$8,091	$9,684	$8,091
Total	$8,288	$8,091	$9,684	$8,091

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

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. During the three months ended June 30, 2024, the Company recognized a loss of $1,318 on its investment in Fnality, which is recorded in other losses and gains, net on the Consolidated Statements of Operations. This investment was re-measured to fair value upon the conversion of Fnality’s Series B-2 Preference Shares held by other investors into Series B-1 Preference Shares, which occurred in June 2024. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value was allocated across the capital structure using the Black-Scholes option pricing model. The change in fair value also includes the impact of changes in the British pound to U.S. dollar exchange rate.

The table below presents the inputs used in the backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

	Inputs
	June 30, 2024	December 31, 2023
Expected volatility	60%	60%
Time to exit (in years)	4.35	5.00
Probability that Series B-2 Preference Shares convert into Series B-1 Preference Shares	N/A	75%

During the six months ended June 30, 2024, the Company recognized a loss of $1,396, inclusive of changes in the British pound to U.S. dollar exchange rate, which is recorded in other losses and gains, net on the Consolidated Statements of Operations. There was no impairment recognized on this investment during the three and six months ended June 30, 2024 based upon a qualitative assessment.

8. Fixed Assets, net

The following table summarizes fixed assets:

	June 30, 2024	December 31, 2023
Equipment	$1,035	$1,097
Less: accumulated depreciation	(622)	(670)
Total	$413	$427

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

During the three and six months ended June 30, 2023, the Company recognized the following in respect of deferred consideration—gold payments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual gold payments	$—	$1,583	$—	$6,069
Contractual gold payments—gold ounces paid	—	792	—	3,167
Gain on revaluation/termination of deferred consideration—gold payments	$—	$41,361	$—	$61,953

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

The following table provides a summary of the Convertible Notes at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	2023 Notes	2021 Notes	Total	2023 Notes	2021 Notes	Total
Principal amount	$130,000	$150,000	$280,000	$130,000	$150,000	$280,000
Less: Unamortized issuance costs	(2,667)	(1,695)	(4,362)	(2,987)	(2,125)	(5,112)
Carrying amount	$127,333	$148,305	$275,638	$127,013	$147,875	$274,888
Effective interest rate(1)	6.25%	3.83%	4.96%	6.25%	3.83%	4.96%

______________________________

(1) Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes was $3,463 and $6,926 respectively, during the three and six months ended June 30, 2024 and $4,021 and $8,023, respectively, during the comparable periods in 2023. Interest payable of $3,041 at June 30, 2024 and December 31, 2023, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $321,894 and $281,897 at June 30, 2024 and December 31, 2023, respectively. The if-converted value of the 2023 Notes was $135,042 at June 30, 2024. The if-converted value of the 2021 Notes at June 30, 2024 and the Convertible Notes at December 31, 2023 did not exceed the principal amount.

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

The following is a summary of the Series A Preferred Stock balance:

	June 30, 2024	December 31, 2023
Issuance of Series A Preferred Stock	$132,750	$132,750
Less: Issuance costs	(181)	(181)
Series A Preferred Stock—carrying value	$132,569	$132,569
Cash dividends declared per share (quarterly)	$0.03	$0.03

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

Any such redemption will be at a price per share of Series A Preferred Stock equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment will be made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that begins on a date following the date ETFS Capital exercises such redemption right. The redemption value of the Series A Preferred Stock was $144,220 and $96,869 at June 30, 2024 and December 31, 2023, respectively.

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

	June 30, 2024	December 31, 2023
Current:	$14,804	$14,804
Long-term	25,671	24,328
Total	$40,475	$39,132

Interest expense recognized was $677 and $1,342, respectively, during the three and six months ended June 30, 2024 and $0 during the comparable periods in 2023 and is included as a component of total interest expense recognized on the Consolidated Statements of Operations.

13. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases. The following table provides additional information regarding the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$323	$321	$647	$640
Short-term lease cost	70	65	140	121
Total lease cost	$393	$386	$787	$761
Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$331	$326	$662	$652
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	0.9	0.8	0.9	0.8
Weighted-average discount rate—operating leases	6.6%	6.6%	6.6%	6.6%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at June 30, 2024 with respect to the Company’s operating lease liabilities:

Remainder of 2024	$476
2025	396
Total future minimum lease payments (undiscounted)	$872

The following table reconciles the future minimum lease payments (disclosed above) at June 30, 2024 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$847
Difference between undiscounted and discounted cash flows	25
Total future minimum lease payments (undiscounted)	$872

14. Contingencies

The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.

Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP

In December 2020, WMAI, WTMAML, WTUK and WisdomTree Ireland Limited (“WT Ireland”) were served with a writ of summons to appear before the Court of Milan, Italy (the “December 2020 Claim”). In January 2021, WTUK was served with a writ of summons to appear before the Court of Udine, Italy. Investors had filed actions seeking damages resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.

In February 2022, the Court of Udine ruled in the Company’s favor, which is not subject to an appeal. Also in February 2022, WMAI, WTMAML, WTUK and WT Ireland were served with another writ of summons to appear before the Court of Milan by additional investors seeking damages resulting from the closure of 3OIL.

In March 2022, WMAI and WTUK were served with a writ of summons to appear before the Court of Turin and two writs of summons to appear before the Court of Milan by additional investors seeking damages. These writs also were served on the intermediary brokers for the respective claimants, with the claimants alleging joint and several liability of WMAI, WTUK and such intermediary brokers. With respect to these two Court of Milan claims: (1) in July 2023, the Court ruled in favor of WMAI and WTUK and against the intermediary broker, and the intermediary broker has appealed the ruling against it and (2) in June 2024, the Court ruled in favor of WMAI, WTUK and the intermediary broker, which is not subject to an appeal.

In March 2024, the Court of Milan ruled in the Company’s favor in the December 2020 Claim brought against WTMAI, WTMAML, WTUK and WT Ireland for total damages of €9,300 ($9,965). The December 2020 Claim remains subject to an appeal.

Total damages sought by all investors related to the open claims described above, including the December 2020 Claim, were approximately €14,435 ($15,466) at June 30, 2024.

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €8,400 ($9,000) resulting from the closure of 3OIL. The claim is in its preliminary stages and a writ of summons has not been served.

The Company continues to assess the open claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at June 30, 2024 and December 31, 2023.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	June 30, 2024	December 31, 2023
Carrying Amount—Assets:
Fnality Series B-1 Preference Shares (Note 7)	$8,288	$9,684
Maximum exposure to loss	$8,288	$9,684

16. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from contracts with customers:
Advisory fees	$98,938	$82,004	$191,439	$159,641
Other revenues	8,096	3,720	12,433	8,127
Total operating revenues	$107,034	$85,724	$203,872	$167,768

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

Other revenues includes revenues the Company earns from swap providers associated with certain of the Company’s European listed ETPs, the nature of which are based on a percentage of the ETPs’ average daily net assets. The Company also earns transaction-based income on flows associated with certain European listed ETPs. There is no significant judgment in calculating amounts due, which are invoiced monthly or quarterly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from contracts with customers:
United States	$69,882	$52,808	$135,712	$102,489
Jersey	31,633	29,158	57,727	58,211
Ireland	5,519	3,758	10,433	7,068
Total operating revenues	$107,034	$85,724	$203,872	$167,768

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

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Receivable from WTT	$23,698	$21,226
Receivable from ManJer Issuers	4,785	4,411
Receivable from WMAI and WTICAV	4,407	2,874
Total	$32,890	$28,511

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advisory services provided to WTT	$69,375	$52,452	$134,277	$101,939
Advisory services provided to ManJer Issuers	24,044	25,794	46,729	50,634
Advisory services provided to WMAI and WTICAV	5,519	3,758	10,433	7,068
Total	$98,938	$82,004	$191,439	$159,641

Investments in WisdomTree Products

The Company also has investments in certain WisdomTree products of approximately $65,014 and $52,566 at June 30, 2024 and December 31, 2023, respectively. This includes $19,890 and $18,308, respectively, of investments in certain affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital.” Net unrealized and realized (losses)/gains related to trading WisdomTree products were ($161) and $1,784, respectively, during the three and six months ended June 30, 2024 and $419 and $841, respectively, during the comparable periods in 2023. Such gains are recorded in other losses and gains, net on the Consolidated Statements of Operations.

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

The Company grants equity awards to employees and directors, which include restricted stock awards (“RSAs”), restricted stock units (“RSUs”), including deferred RSUs to non-employee directors, performance-based restricted stock units (“PRSUs”) and stock options. Certain awards described below are subject to acceleration under certain conditions.

Stock options:	Generally issued for terms of ten years and may vest after at least one year of service and have an exercise price equal to the Company’s stock price on the grant date. The Company estimates the fair value of stock options (when granted) using the Black-Scholes option pricing model.
RSAs/RSUs:	Awards are valued based on the Company’s stock price on grant date and generally vest ratably, on an annual basis, over three years. For non-employee directors, such awards generally vest on the one-year anniversary of the grant date.

Deferred RSUs:	Awards are valued based on the Company’s stock price on grant date and generally vest on the one-year anniversary of the grant date. The awards are issued pursuant to the Company’s Non-Employee Director Deferred Compensation Program, and are settled based on timing elected by the recipient in advance.
PRSUs:	These awards cliff vest three years from the grant date and contain a market condition whereby the number of PRSUs ultimately vesting is tied to how the Company’s total shareholder return (“TSR”) compares to a peer group of other publicly traded asset managers over the three-year period. A Monte Carlo simulation is used to value these awards.
26

The number of PRSUs vesting ranges from 0% to 200% of the target number of PRSUs granted, as follows:
●	If the relative TSR is below the 25th percentile, then 0% of the target number of PRSUs granted will vest;
●	If the relative TSR is at the 25th percentile, then 50% of the target number of PRSUs granted will vest;
●	If the relative TSR is above the 25th percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50th percentile and capped at 200% of the target number of PRSUs granted for performance at the 85th percentile; and
●	If the Company’s TSR is negative, the target number of PRSUs vesting is capped at 100% regardless of the relative TSR percentile.

Stock-based compensation expense was $5,592 and $10,755, respectively, during the three and six months ended June 30, 2024 and $3,970 and $8,506, respectively, during the comparable periods in 2023.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2024
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$28,368	1.27

A summary of stock-based compensation award activity (shares) during the three months ended June 30, 2024 is as follows:

	RSA	RSU		PRSU
Balance at April 1, 2024	4,926,006	227,451		1,393,842
Granted	40,608	40,933		4,447
Vested	(58,648)	—		—
Forfeited	(1,807)	—		—
Balance at June 30, 2024	4,906,159	268,384	(1)	1,398,289

_____________________________

(1) Includes 102,908 deferred RSUs that have vested.

19. Stockholder Rights Plan

On March 17, 2023, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated March 17, 2023, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as amended by Amendment No. 1 thereto, dated May 4, 2023 (“Amendment No. 1”), Amendment No. 2 thereto, dated May 10, 2023 (“Amendment No. 2”), Amendment No. 3 thereto, dated March 18, 2024 (“Amendment No. 3”), Amendment No. 4 thereto, dated March 25, 2024 (“Amendment No. 4”), and Amendment No. 5 thereto, dated April 30, 2024 (“Amendment No. 5”) (as amended, the “Stockholder Rights Agreement”). At the Company’s 2024 annual meeting of stockholders held on June 12, 2024, the Company’s stockholders ratified the adoption by the Board of Directors of the extension of the Stockholder Rights Agreement.

On March 18, 2024, the Company entered into Amendment No. 3, which extended the Stockholder Rights Agreement, such that the Rights will now expire on the close of business on March 17, 2025. Amendment No. 3 also changed the definition of “Exercise Price” in the Stockholder Rights Agreement from $32.00 to $45.00 per Unit (as defined below) to account for the difference in share price between when the Stockholder Rights Agreement was originally adopted and when it was extended.

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

For purposes of the Stockholder Rights Agreement, beneficial ownership is defined to include ownership of securities that are subject to a derivative transaction and acquired derivative securities. Swaps dealers unassociated with any control intent or intent to evade the purposes of the Stockholder Rights Agreement are excepted from such imputed beneficial ownership. Pursuant to Amendment No. 1, beneficial ownership did not include the right to vote pursuant to any agreement, arrangement or understanding with respect to voting on the proposal to approve and ratify the Stockholder Rights Agreement presented to the Company’s stockholders at the Company’s 2023 annual meeting of stockholders. Pursuant to Amendment No. 2, the parties to the SPA Agreement are not deemed to be “Acquiring Persons” solely by virtue of, or as a result of, the parties’ entry into the SPA Agreement, the issuance of the Series C Preferred Stock to GBH, and the performance or consummation of any of the other transactions contemplated by the SPA Agreement, among other conditions, under the terms and conditions set forth in Amendment No. 2. Pursuant to Amendment No. 4, beneficial ownership excludes the right to vote pursuant to any agreement, arrangement or understanding with respect to voting (i) arising solely from a revocable proxy or consent given in response to a public proxy or consent solicitation, or exempt solicitation, made pursuant to a written proxy or consent solicitation statement filed with the SEC and that is not also then reportable on Schedule 13D under the Exchange Act, or (ii) on a proposal to approve and ratify the Stockholder Rights Agreement (as amended from time to time), including any amendment thereto or extension thereof, presented to the Company’s stockholders at any annual or special meeting of the Company’s stockholders (including any adjournments or postponements thereof). Pursuant to Amendment No. 5, the Stockholder Rights Agreement was amended to (a) remove language stating that (i) the Company has the “exclusive” power and authority to administer the Stockholder Rights Agreement and (ii) all actions, calculations, interpretations and determinations necessary or advisable for the administration of the Stockholder Rights Agreement done or made by the Board of Directors of the Company in good faith are final, conclusive and binding on all parties, and (b) provide that nothing in the Stockholder Rights Agreement shall be deemed to limit or eliminate the fiduciary duties of the Board of Directors under applicable law.

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
28

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

20. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings per Share	2024	2023	2024	2023
Net income	$21,759	$54,252	$43,870	$70,485
Less: Income distributed to participating securities	(462)	(496)	(924)	(994)
Less: Undistributed income allocable to participating securities	(1,603)	(7,046)	(3,260)	(7,583)
Net income available to common stockholders—Basic EPS	$19,694	$46,710	$39,686	$61,908
Weighted average common shares (in thousands)	146,896	144,351	146,680	144,108
Basic earnings per share	$0.13	$0.32	$0.27	$0.43

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted Earnings per Share	2024	2023	2024	2023
Net income available to common stockholders	$19,694	$46,710	$39,686	$61,908
Add back: Undistributed income allocable to participating securities	1,603	7,046	3,260	7,583
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(1,561)	(6,904)	(3,182)	(7,490)
Net income available to common stockholders—Diluted EPS	$19,736	$46,852	$39,764	$62,001
Weighted Average Diluted Shares (in thousands):
Weighted average common shares	146,896	144,351	146,680	144,108
Dilutive effect of common stock equivalents, excluding participating securities	4,312	3,464	3,962	2,047
Weighted average diluted shares, excluding participating securities (in thousands)	151,208	147,815	150,642	146,155
Diluted earnings per share	$0.13	$0.32	$0.26	$0.42

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. There were 16 and 8 antidilutive non-participating common stock equivalents for the three and six months ended June 30, 2024, respectively. Total antidilutive non-participating common stock equivalents were 157 and 208, respectively for the three and six months ended June 30, 2023 (shares herein are reported in thousands).

There were no potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three and six months ended June 30, 2024 and 2023 as the Company’s average stock price was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2024	2023	2024	2023
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	166,359	170,672	165,872	165,468
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock (Note 11)	(14,750)	(14,750)	(14,750)	(14,750)
Weighted average shares of common stock issuable upon conversion of the Series C Preferred Stock (Note 9)	—	(7,478)	—	(3,760)
Potentially dilutive restricted stock awards	(401)	(629)	(480)	(803)
Weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above	151,208	147,815	150,642	146,155

21. Income Taxes

Effective Income Tax Rate – Three and Six Months Ended June 30, 2024

The Company’s effective income tax rate during the three months ended June 30, 2024 was 26.3%, resulting in income tax expense of $7,767. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible executive compensation, an increase in the deferred tax asset valuation allowance on losses recognized on the Company’s investments and state and local income taxes. These items were partly offset by a lower tax rate on foreign earnings.

The Company’s effective income tax rate during the six months ended June 30, 2024 was 23.5% resulting in income tax expense of $13,468. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible executive compensation and state and local income taxes. These items were partly offset by a lower tax rate on foreign earnings and tax windfalls associated with the vesting of stock-based compensation awards.

Effective Income Tax Rate – Three and Six Months Ended June 30, 2023

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

The Company’s effective income tax rate during the six months ended June 30, 2023 was 6.5%, resulting in income tax expense of $4,938. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to a non-taxable gain on revaluation/termination of deferred consideration—gold payments, a $1,353 reduction in unrecognized tax benefits (including interest and penalties) and a lower tax rate on foreign earnings. These items were partly offset by a non-deductible loss on extinguishment of our convertible notes, non-deductible executive compensation and an increase in the deferred tax asset valuation allowance on losses recognized on our investments.

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Deferred tax assets:
Capital losses	$22,380	$22,489
Accrued expenses	3,120	6,000
Stock-based compensation	1,517	2,468
NOLs—Foreign	1,327	1,502
Goodwill and intangible assets	800	895
Unrealized losses	278	335
Foreign currency translation adjustment	247	146
Operating lease liabilities	206	96
Software capitalization	113	52
NOLs—U.S.	—	127
Other	411	349
Total deferred tax assets	30,399	34,459
Deferred tax liabilities:
Fixed assets and prepaid assets	568	296
Unremitted earnings—European subsidiaries	181	186
Right of use assets—operating leases	206	96
Total deferred tax liabilities:	955	578
Total deferred tax assets less deferred tax liabilities	29,444	33,881
Less: Valuation allowance	(22,658)	(22,824)
Deferred tax assets, net	$6,786	$11,057

Capital Losses – U.S.

The Company’s tax effected capital losses at June 30, 2024 were $22,380. These capital losses expire between the years 2024 and 2029.

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated net operating losses (“NOLs”) outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,327 at June 30, 2024.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses, as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of June 30, 2024, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2019.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30 Income Taxes provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $181 and $186 at June 30, 2024 and December 31, 2023, respectively.

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

The Company repurchased zero and 1,096,278 shares, respectively, of its common stock under this program during the three and six months ended June 30, 2024 and 26,582 and 631,087 shares, respectively, during the comparable periods in 2023. The aggregate cost of the shares repurchased during the three and six months ended June 30, 2024 was $0 and $7,820, respectively, and the aggregate cost of the shares repurchased during the comparable periods in 2023 was $156 and $3,540, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of June 30, 2024, $88,585 remained under this program for future purchases.

23. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Total
Balance at January 1, 2024	$86,841
Changes	—
Balance at June 30, 2024	$86,841

Of the total goodwill of $86,841 at June 30, 2024, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at June 30, 2024
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	5,703	(1,370)	4,333
Balance at June 30, 2024	$606,950	$(1,370)	$605,580

	Balance at December 31, 2023
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	4,519	(684)	3,835
Balance at December 31, 2023	$605,766	$(684)	$605,082

ETFS Acquisition (Indefinite-Lived)

In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. The Company recognized amortization expense on internally-developed software of $359 and $686, respectively, during the three and six months ended June 30, 2024 and $106 and $156, respectively, during the comparable periods in 2023.

As of June 30, 2024, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remainder of 2024	$835
2025	1,852
2026	1,271
2027	375
2028 and thereafter	—
Total expected amortization expense	$4,333

The weighted-average remaining useful life of the finite-lived intangible assets is 2.1 years.

24. Contingent Payments

Sale of Canadian ETF Business

During the three and six months ended June 30, 2023, the Company recognized a gain of $0 and $1,477, respectively, from remeasuring a contingent payment to its realizable value. This gain was recorded in other losses and gains, net.

25. Impairments

During the three and six months ending June, 30, 2023, the Company recognized an impairment of $0 and $4,900, respectively, on its investment in Securrency, Inc. to reduce the carrying value of its investment to fair value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues	$107,034	$85,724	$203,872	$167,768
Operating income	33,511	18,181	61,461	34,752
Add back: Expenses incurred in response to an activist campaign	4,271	4,913	4,966	5,880
Adjusted operating income	$37,782	$23,094	$66,427	$40,632
Operating income margin	31.3%	21.2%	30.1%	20.7%
Adjusted operating income margin	35.3%	26.9%	32.6%	24.2%

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

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

We are a global financial innovator, offering a well-diversified suite of ETPs, models, solutions and products leveraging blockchain technology. We empower investors and consumers to shape their future and support financial professionals to better serve their clients and grow their businesses. We are leveraging the latest financial infrastructure to create products that provide access, transparency and an enhanced user experience. Building on our heritage of innovation, we are also developing and have launched next-generation digital products, services and structures, including Digital Funds and tokenized assets, as well as our blockchain-native digital wallet, WisdomTree Prime. WisdomTree Prime is available in the U.S. in 44 states and to approximately 79% of the U.S. population.

We had approximately $109.7 billion in AUM as of June 30, 2024. Our family of ETPs includes products that provide exposure to equities, fixed income, commodities, leveraged-and-inverse, currency, cryptocurrency and alternatives strategies. We have launched many first-to-market products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. We believe technology is altering the way financial advisors conduct business and through our Advisor and Portfolio Solutions programs we offer technology-enabled and research-driven solutions including portfolio construction, asset allocation, practice management services and digital tools to help financial advisors address technology challenges and grow and scale their businesses.

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

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equities, commodities and currency, fixed income, leveraged-and-inverse, cryptocurrency and alternatives. The chart below sets forth the asset mix of our ETPs at June 30, 2024, March 31, 2024 and June 30, 2023:

Market Environment

Emerging markets outperformed developed markets in the second quarter of 2024. U.S. shares gained, led higher by the information technology and communication service sectors. Annual U.S. inflation eased slightly and the labor market remained strong. Eurozone shares moved lower in the second quarter of 2024 amid political uncertainty and sticky inflation.

The S&P 500, MSCI EAFE Index (local currency), MSCI EMU Index (local currency), MSCI Japan Index (local currency), MSCI Emerging Markets Index (U.S. dollar) and gold prices increased by 9.9%, 8.0%, 8.1%, 12.8%, 2.4% and 5.3%, respectively, during the quarter. The U.S. dollar strengthened 0.7% and 5.9% versus the euro and the Japanese yen, respectively, and weakened 0.1% versus the British pound during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows were $208.9 billion for the three months ended June 30, 2024. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were $53.9 billion for the three months ended June 30, 2024. Equity and fixed income gathered the majority of those flows.

Source: Morningstar

38

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $78.1 billion at March 31, 2024 to $79.7 billion at June 30, 2024 due to market appreciation and net inflows.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $29.1 billion at March 31, 2024 to $30.0 billion at June 30, 2024 due to market appreciation, partly offset by net outflows.

Consolidated Operating Results

The following table sets forth our revenues and net income for the most recent five quarters.

●	Revenues – Total revenues increased 24.9% from the three months ended June 30, 2023 to $107.0 million in the comparable period in 2024 primarily due to higher average AUM and higher other revenues attributable to our European listed products.
●	Expenses – Total operating expenses increased 8.9% from the three months ended June 30, 2023 to $73.5 million in the comparable period in 2024 primarily due to higher incentive and stock-based compensation expense and increased headcount, fund management and administration costs, third-party distribution fees and marketing expenses. These increases were partly offset by lower professional fees and the termination of the deferred consideration—gold payments obligation on May 10, 2023.
●	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, gains on revaluation/termination of deferred consideration–gold payments, impairments and other losses and gains. Further information is provided herein.
●	Net income – We reported net income of $21.8 million and $54.3 million during the three months ended June 30, 2024 and 2023, respectively.

Guidance Update for the Year Ending December 31, 2024

Compensation Expense

Our compensation to revenue ratio for the year ending December 31, 2024 is currently estimated to range from 28% to 29% (our prior compensation expense guidance was $108.0 million to $118.0 million). Our estimated compensation to revenue ratio takes into consideration planned hires for 2024 and variability in incentive compensation, with drivers including the magnitude of flows, revenues and operating income growth, margin expansion and share price performance in relation to our peers.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the six months ended June 30, 2024, discretionary spending was $30.5 million. We currently estimate discretionary spending for the year ending December 31, 2024 to range from $64.0 million to $68.0 million (unchanged from our guidance range provided last quarter). Due to seasonality, the discretionary spend for the remainder of the year will likely be more skewed toward the fourth quarter.

Not included in the guidance above are non-recurring expenses in response to an activist campaign, including $5.0 million incurred during the six months ended June 30, 2024.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 80.3% during the six months ended June 30, 2024 and we have updated our gross margin guidance for the year ending December 31, 2024 to be between 80% and 81% (previously 79.0% to 80.0%) considering current AUM levels and higher forecasted other revenues going forward. If AUM increases from continued organic flow growth or favorable market conditions, we would anticipate further gross margin expansion.

Third-Party Distribution Fees

We currently estimate third-party distribution fees to range from $10.0 million to $11.0 million (unchanged from our guidance range provided last quarter), which is dependent upon the AUM growth on our respective platforms.

Interest Expense

We currently estimate our interest expense for the year ending December 31, 2024 to be $16.5 million, which is inclusive of approximately $2.6 million of interest cost we are required to impute under U.S. GAAP related to our interest-free financing of the shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) we repurchased from GBH in November 2023.

Interest Income

We currently estimate our interest income for the year ending December 31, 2024 to be $5.0 million, based upon the magnitude of our forecasted interest earning assets.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be 24.0% to 25.0% (unchanged from our guidance range provided last quarter) taking into consideration the current distribution of profits among our U.S. and European businesses.

This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items which may arise that are not currently forecasted. Such items may include, but are not limited to, increases or decreases in valuation allowances and any stock-based compensation windfalls or shortfalls. Additional corporate tax legislation could also impact our normalized effective tax rate.

Weighted Average Diluted Shares

We currently estimate our weighted average diluted shares to be between 166.0 million and 168.0 million during the year ending December 31, 2024. This guidance does not take into consideration any variability in shares associated with our convertible notes. While our convertible notes require principal to be paid in cash, our diluted shares would need to be increased for any incremental shares associated with an exercise of the conversion option if our stock price exceeds the applicable conversion price of our convertible notes of $9.54 per share for the 5.75% Convertible Senior Notes due 2028 and $11.04 per share for the 3.25% Convertible Senior Notes due 2026.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2024	2024	2023	2024	2023

GLOBAL ETPs (in millions)
Beginning of period assets	$107,230	$100,124	$90,740	$100,124	$81,993
Inflows	340	1,990	2,327	2,330	8,668
Market appreciation	2,116	5,116	599	7,232	3,005
End of period assets	$109,686	$107,230	$93,666	$109,686	$93,666
Average assets during the period	$108,392	$102,360	$91,578	$105,376	$89,543
Average advisory fee during the period	0.37%	0.36%	0.36%	0.37%	0.36%
Number of ETPs—end of period	350	338	344	350	344

U.S. LISTED ETFs (in millions)
Beginning of period assets	$78,087	$72,486	$61,283	$72,486	$55,973
Inflows	1,106	1,983	3,249	3,089	7,261
Market appreciation	529	3,618	1,371	4,147	2,669
End of period assets	$79,722	$78,087	$65,903	$79,722	$65,903
Average assets during the period	$78,436	$74,730	$62,712	$76,583	$61,071
Number of ETFs – end of the period	78	77	80	78	80

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$29,143	$27,638	$29,457	$27,638	$26,020
(Outflows)/inflows	(766)	7	(922)	(759)	1,407
Market appreciation/(depreciation)	1,587	1,498	(772)	3,085	336
End of period assets	$29,964	$29,143	$27,763	$29,964	$27,763
Average assets during the period	$29,956	$27,630	$28,866	$28,793	$28,472
Number of ETPs—end of period	272	261	264	272	264

PRODUCT CATEGORIES (in millions)

U.S. Equity
Beginning of period assets	$31,670	$29,156	$24,534	$29,156	$24,112
Inflows	221	536	414	757	265
Market (depreciation)/appreciation	(57)	1,978	1,053	1,921	1,624
End of period assets	$31,834	$31,670	$26,001	$31,834	$26,001
Average assets during the period	$31,252	$30,056	$24,732	$30,654	$24,729

Commodity & Currency
Beginning of period assets	$21,944	$21,336	$24,924	$21,336	$22,097
(Outflows)/inflows	(1,499)	(460)	(1,513)	(1,959)	490
Market appreciation/(depreciation)	1,542	1,068	(1,027)	2,610	(203)
End of period assets	$21,987	$21,944	$22,384	$21,987	$22,384
Average assets during the period	$22,437	$20,837	$24,033	$21,635	$23,918

Fixed Income
Beginning of period assets	$21,218	$21,197	$18,708	$21,197	$15,273
Inflows/(outflows)	236	(14)	1,471	222	4,984
Market (depreciation)/appreciation	(24)	35	36	11	(42)
End of period assets	$21,430	$21,218	$20,215	$21,430	$20,215
Average assets during the period	$21,277	$21,082	$19,185	$21,180	$18,181

International Developed Market Equity
Beginning of period assets	$18,103	$15,103	$11,433	$15,103	$10,195
Inflows	1,253	1,599	1,593	2,852	2,043
Market appreciation	29	1,401	397	1,430	1,185
End of period assets	$19,385	$18,103	$13,423	$19,385	$13,423
Average assets during the period	$18,809	$16,688	$12,276	$17,749	$11,578
42

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2024	2024	2023	2024	2023
Emerging Market Equity
Beginning of period assets	$11,189	$10,726	$8,811	$10,726	$8,116
Inflows	57	217	329	274	815
Market appreciation	629	246	51	875	260
End of period assets	$11,875	$11,189	$9,191	$11,875	$9,191
Average assets during the period	$11,448	$10,900	$8,998	$11,174	$8,832

Leveraged & Inverse
Beginning of period assets	$1,828	$1,815	$1,785	$1,815	$1,754
(Outflows)/inflows	(18)	(50)	12	(68)	55
Market appreciation	112	63	67	175	55
End of period assets	$1,922	$1,828	$1,864	$1,922	$1,864
Average assets during the period	$1,905	$1,792	$1,798	$1,849	$1,778

Cryptocurrency
Beginning of period assets	$874	$414	$239	$414	$136
Inflows/(outflows)	75	158	(1)	233	12
Market (depreciation)/appreciation	(111)	302	10	191	100
End of period assets	$838	$874	$248	$838	$248
Average assets during the period	$856	$614	$236	$735	$213

Alternatives
Beginning of period assets	$404	$377	$306	$377	$310
Inflows	15	4	22	19	4
Market (depreciation)/appreciation	(4)	23	12	19	26
End of period assets	$415	$404	$340	$415	$340
Average assets during the period	$408	$391	320	$400	$314

Headcount:	304	300	291	304	291

Note: Previously issued statistics may be restated due to fund closures and trade adjustments.

Source: WisdomTree

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Selected Operating and Financial Information

	Three Months Ended June 30,			Percent
	2024	2023	Change	Change
AUM (in millions)
Average AUM	$108,392	$91,578	$16,814	18.4%
Operating Revenues (in thousands)
Advisory fees	$98,938	$82,004	$16,934	20.7%
Other revenues	8,096	3,720	4,376	117.6%
Total operating revenues	$107,034	$85,724	$21,310	24.9%

Operating Revenues

Advisory fees

Advisory fee revenues increased 20.7% from $82.0 million during the three months ended June 30, 2023 to $98.9 million in the comparable period in 2024 primarily due to higher average AUM. Our average advisory fee was 0.36% and 0.37% during the three months ended June 30, 2023 and 2024, respectively.

Other revenues

Other revenues increased 117.6% from $3.7 million during the three months ended June 30, 2023 to $8.1 million in the comparable period in 2024 due to higher other revenues attributable to our European listed products.

Operating Expenses

	Three Months Ended June 30,			Percent
(in thousands)	2024	2023	Change	Change
Compensation and benefits	$30,790	$26,319	$4,471	17.0%
Fund management and administration	20,139	17,727	2,412	13.6%
Marketing and advertising	5,110	4,465	645	14.4%
Sales and business development	3,640	3,326	314	9.4%
Contractual gold payments	—	1,583	(1,583)	n/a
Professional fees	6,594	8,334	(1,740)	(20.9% )
Occupancy, communications and equipment	1,314	1,172	142	12.1%
Depreciation and amortization	418	121	297	245.5%
Third-party distribution fees	2,687	1,881	806	42.8%
Other	2,831	2,615	216	8.3%
Total operating expenses	$73,523	$67,543	$5,980	8.9%
	Three Months Ended June 30,
As a Percent of Revenues:	2024	2023
Compensation and benefits	28.8%	30.7%
Fund management and administration	18.8%	20.7%
Marketing and advertising	4.8%	5.2%
Sales and business development	3.4%	3.9%
Contractual gold payments	n/a	1.8%
Professional fees	6.2%	9.7%
Occupancy, communications and equipment	1.2%	1.4%
Depreciation and amortization	0.4%	0.1%
Third-party distribution fees	2.5%	2.2%
Other	2.6%	3.1%
Total operating expenses	68.7%	78.8%

Compensation and benefits

Compensation and benefits expense increased 17.0% from $26.3 million during the three months ended June 30, 2023 to $30.8 million in the comparable period in 2024 due to higher incentive and stock-based compensation expense, as well as increased headcount. Headcount was 291 and 304 at June 30, 2023 and 2024, respectively.

Fund management and administration

Fund management and administration expense increased 13.6% from $17.7 million during the three months ended June 30, 2023 to $20.1 million in the comparable period in 2024 primarily due to higher average AUM. We had 80 U.S. listed ETFs and 264 European listed ETPs at June 30, 2023 compared to 78 U.S. listed ETFs and 272 European listed ETPs at June 30, 2024.

Marketing and advertising

Marketing and advertising expense increased 14.4% from $4.5 million during the three months ended June 30, 2023 to $5.1 million in the comparable period in 2024 primarily due to higher spending related to our U.S. listed products.

Sales and business development

Sales and business development expense increased 9.4% from $3.3 million during the three months ended June 30, 2023 to $3.6 million in the comparable period in 2024 primarily due to increases in travel and events spending.

Contractual gold payments

Contractual gold payments expense decreased from $1.6 million during the three months ended June 30, 2023 to zero in the comparable period in 2024 due to the termination of our deferred consideration—gold payments obligation on May 10, 2023. See Note 9 to our Consolidated Financial Statements for additional information.

Professional fees

Professional fees expense decreased 20.9% from $8.3 million during the three months ended June 30, 2023 to $6.6 million in the comparable period in 2024 due to non-recurring expenses incurred during the three months ended June 30, 2023 to settle our deferred consideration—gold payments obligation and our acquisition of WisdomTree Transfers, Inc. (formerly Securrency Transfers, Inc.).

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the three months ended June 30, 2023.

Depreciation and amortization

Depreciation and amortization expense increased 245.5% from $0.1 million during the three months ended June 30, 2023 to $0.4 million in the comparable period in 2024 due to amortization of software development costs.

Third-party distribution fees

Third-party distribution fees expense increased 42.8% from $1.9 million during the three months ended June 30, 2023 to $2.7 million in the comparable period in 2024 due to AUM growth we are experiencing on our various platforms and new platform relationships.

Other

Other expenses were essentially unchanged from the three months ended June 30, 2023.

Other Income/(Expenses)

	Three Months Ended June 30,			Percent
(in thousands)	2024	2023	Change	Change
Interest expense	$(4,140)	$(4,021)	$(119)	3.0%
Gain on revaluation/termination of deferred consideration—gold payments	—	41,361	(41,361)	n/a
Interest income	1,438	1,000	438	43.8%
Other losses and gains, net	(1,283)	1,286	(2,569)	(199.8%	)
Total other (expenses)/income, net	$(3,985)	$39,626	$(43,611)	(110.0%	)
	Three Months Ended June 30,
As a Percent of Revenues:	2024		2023
Interest expense	(3.8%	)	(4.7%	)
Gain on revaluation/termination of deferred consideration—gold payments	n/a		48.2%
Interest income	1.3%		1.2%
Other losses and gains, net	(1.2%	)	1.5%
Total other (expenses)/income, net	(3.7%	)	46.2%

Interest expense

Interest expense was essentially unchanged from the three months ended June 30, 2023. Our effective interest rate during the three months ended June 30, 2023 and 2024 was 5.0% and 4.95%, respectively.

Gain on revaluation/termination of deferred consideration—gold payments

We recognized a gain on revaluation/termination of deferred consideration—gold payments of $41.4 million during the three months ended June 30, 2023. This obligation was settled on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

Interest income

Interest income increased 43.8% from $1.0 million during the three months ended June 30, 2023 to $1.4 million in the comparable period in 2024 due to a higher level of interest-earning assets.

Other losses and gains, net

Other losses and gains, net were $1.3 million and ($1.3) million during the three months ended June 30, 2023 and 2024, respectively. The three months ended June 30, 2024 include losses of $1.3 million and $0.3 million on our investments and financial instruments owned, respectively. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate during the three months ended June 30, 2024 was 26.3%, resulting in income tax expense of $7.8 million. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to non-deductible executive compensation, an increase in the deferred tax asset valuation allowance on losses recognized on our investments and state and local income taxes. These items were partly offset by a lower tax rate on foreign earnings.

Our effective income tax rate for the three months ended June 30, 2023 was 6.1%, resulting in income tax expense of $3.6 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to a non-taxable gain on revaluation/termination of deferred consideration—gold payments and a decrease in the deferred tax asset valuation allowance on losses recognized on our investments. These items were partly offset by non-deductible executive compensation.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Selected Operating and Financial Information

	Six Months Ended June 30,			Percent
	2024	2023	Change	Change
AUM (in millions)
Average AUM	$105,376	$89,543	$15,833	17.7%
Operating Revenues (in thousands)
Advisory fees	$191,439	$159,641	$31,798	19.9%
Other revenues	12,433	8,127	4,306	53.0%
Total revenues	$203,872	$167,768	$36,104	21.5%

Operating Revenues

Advisory fees

Advisory fee revenues increased 19.9% from $159.6 million during the six months ended June 30, 2023 to $191.4 million in the comparable period in 2024 primarily due to higher average AUM. Our average advisory fee was 0.36% during the six months ended June 30, 2023 and 0.37% during the comparable period in 2024.

Other revenues

Other revenues increased 53.0% from $8.1 million during the six months ended June 30, 2023 to $12.4 million in the comparable period in 2024 due to higher other revenues attributable to our European listed products.

Operating Expenses

	Six Months Ended June 30,			Percent
(in thousands)	2024	2023	Change	Change
Compensation and benefits	$61,844	$53,717	$8,127	15.1%
Fund management and administration	40,101	34,880	5,221	15.0%
Marketing and advertising	9,518	8,472	1,046	12.3%
Sales and business development	7,251	6,320	931	14.7%
Contractual gold payments	—	6,069	(6,069)	n/a
Professional fees	10,224	12,049	(1,825)	(15.1% )
Occupancy, communications and equipment	2,524	2,273	251	11.0%
Depreciation and amortization	801	230	571	248.3%
Third-party distribution fees	4,994	4,134	860	20.8%
Other	5,154	4,872	282	5.8%
Total operating expenses	$142,411	$133,016	$9,395	7.1%

	Six Months Ended June 30,
As a Percent of Revenues:	2024	2023
Compensation and benefits	30.4%	32.0%
Fund management and administration	19.7%	20.8%
Marketing and advertising	4.7%	5.0%
Sales and business development	3.6%	3.8%
Contractual gold payments	n/a	3.6%
Professional fees	5.0%	7.2%
Occupancy, communications and equipment	1.2%	1.4%
Depreciation and amortization	0.4%	0.1%
Third-party distribution fees	2.4%	2.5%
Other	2.5%	2.9%
Total operating expenses	69.9%	79.3%

Compensation and benefits

Compensation and benefits expense increased 15.1% from $53.7 million during the six months ended June 30, 2023 to $61.8 million in the comparable period in 2024 due to higher incentive and stock-based compensation expense and increased headcount.

Fund management and administration

Fund management and administration expense increased 15.0% from $34.9 million during the six months ended June 30, 2023 to $40.1 million in the comparable period in 2024 primarily due to higher average AUM and product launches.

Marketing and advertising

Marketing and advertising expense increased 12.3% from $8.5 million during the six months ended June 30, 2023 to $9.5 million in the comparable period in 2024 primarily due to higher spending related to our U.S. listed products.

Sales and business development

Sales and business development expense increased 14.7% from $6.3 million during the six months ended June 30, 2023 to $7.3 million in the comparable period in 2024 primarily due to increases in travel and events spending.

Contractual gold payments

Contractual gold payments expense decreased from $6.1 million during the six months ended June 30, 2023 to zero in the comparable period in 2024 due to the termination of our deferred consideration—gold payments obligation on May 10, 2023. See Note 9 to our Consolidated Financial statements for additional information.

Professional fees

Professional fees decreased 15.1% from $12.0 million during the six months ended June 30, 2023 to $10.2 million in the comparable period in 2024 primarily due to lower activist campaign expenses and non-recurring expenses incurred in the prior year to settle our deferred consideration—gold payments obligation and our acquisition of WisdomTree Transfers, Inc.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the six months ended June 30, 2023.

Depreciation and amortization

Depreciation and amortization expense increased 248.3% from $0.2 million during the six months ended June 30, 2023 to $0.8 million in the comparable period in 2024 due to amortization of software development costs.

Third-party distribution fees

Third-party distribution fees increased 20.8% from $4.1 million during the six months ended June 30, 2023 to $5.0 million in the comparable period in 2024 due to AUM growth we are experiencing on our various platforms and new platform relationships.

Other

Other expenses were essentially unchanged from the six months ended June 30, 2023.

Other Income/(Expenses)

	Six Months Ended June 30,			Percent
(in thousands)	2024	2023	Change	Change
Interest expense	$(8,268)	$(8,023)	$(245)	3.1%
Gain on revaluation/termination of deferred consideration—gold payments	—	61,953	(61,953)	n/a
Interest income	2,836	2,083	753	36.1%
Impairments	—	(4,900)	4,900	n/a
Loss on extinguishment of convertible notes	—	(9,721)	9,721	n/a
Other gains and losses, net	1,309	(721)	2,030	(281.6%	)
Total other income/(expenses), net	$(4,123)	$40,671	$(44,794)	(110.1%	)
	Six Months Ended June 30,
As a Percent of Revenues:	2024		2023
Interest expense	(4.0%	)	(4.8%	)
Gain on revaluation/termination of deferred consideration—gold payments	n/a		36.9%
Interest income	1.4%		1.2%
Impairments	n/a		(2.9%	)
Loss on extinguishment of convertible notes	n/a		(5.8%	)
Other gains and losses, net	0.6%		(0.4%	)
Total other income/(expenses), net	(2.0%	)	24.2%

Interest expense

Interest expense was essentially unchanged from the six months ended June 30, 2023. Our effective interest rate during the six months ended June 30, 2023 and 2024 was 4.9% and 4.95%, respectively.

Gain on revaluation/termination of deferred consideration—gold payments

We recognized a gain on revaluation/termination of deferred consideration—gold payments of $62.0 million during the six months ended June 30, 2023. This obligation was settled on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

Interest income

Interest income increased 36.1% from $2.1 million during the six months ended June 30, 2023 to $2.8 million in the comparable period in 2024 due to a higher level of interest-earning assets.

Impairments

During the six months ended June 30, 2023, we recognized a non-cash impairment charge of $4.9 million on our investment in Securrency, Inc.

Loss on Extinguishment of Convertible Notes

During the six months ended June 30, 2023, we recognized a loss on extinguishment of convertible notes of $9.7 million arising from the repurchase of $115.0 million in aggregate principal amount of our 2020 Notes.

Other gains and losses, net

Other gains and losses, net were ($0.7) million and $1.3 million during the six months ended June 30, 2023 and 2024, respectively. This period includes gains on our financial instruments owned of $1.8 million and losses on our investments of $1.2 million. Gains and losses also generally arise from the sale of gold earned on management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2024 was 23.5%, resulting in an income tax expense of $13.5 million. Our tax rate differs from the federal statutory rate of 21% primarily due to non-deductible executive compensation and state and local income taxes. These items were partly offset by a lower tax rate on foreign earnings and tax windfalls associated with the vesting of stock-based compensation awards.

Our effective income tax rate for the six months ended June 30, 2023 was 6.5%, resulting in an income tax expense of $4.9 million. Our tax rate differs from the federal statutory rate of 21% primarily due to a non-taxable gain on revaluation/termination of deferred consideration—gold payments, a reduction in unrecognized tax benefits associated with the release of the tax-related indemnification asset and a lower tax rate on foreign earnings. These items were partly offset by a non-deductible loss on extinguishment of our convertible notes during the first quarter of 2023, non-deductible executive compensation and an increase in the deferred tax asset valuation allowance on losses recognized on our investments.

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

Adjusted Net Income and Diluted Earnings per Share

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

●	Unrealized gains or losses on revaluation/termination of deferred consideration—gold payments: Deferred consideration—gold payments was an obligation we assumed in connection with the ETFS Acquisition that was carried at fair value. This item represented the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold and changes in the discount rate used to compute the present value of the annual payment obligations have had a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when calculating our non-GAAP financial measurements as it was not core to our operating business. The item was not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate. During the second quarter of 2023, we terminated this obligation for aggregate consideration totaling approximately $137.0 million.
●	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce volatility in earnings and are not core to our operating business.
●	Tax windfalls and shortfalls upon vesting of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting as well as the difference between the price of our stock on the date the award was granted and the date the award vested. We exclude these items when calculating our non-GAAP financial measurements as they introduce volatility in earnings and are not core to our operating business.
●	Imputed interest on our payable to GBH: During the fourth quarter of 2023, we repurchased our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of our common stock, from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. Under U.S. GAAP, the obligation is recorded at its present value utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. We exclude this item when calculating our non-GAAP financial measurements as recognition of interest expense is non-cash and contrary to the stated terms of our obligation.
49

●	Other items: Gains and losses recognized on our investments, changes in deferred tax asset valuation allowance, expenses incurred in response to an activist campaign, loss on extinguishment of convertible notes, impairments, remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business, and litigation expenses associated with certain provisions of our Stockholder Rights Agreement, dated as of March 17, 2023, as amended, are excluded when calculating our non-GAAP financial measurements.
	Three Months Ended		Six Months Ended
Adjusted Net Income and Diluted Earnings per Share:	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income, as reported	$21,759	$54,252	$43,870	$70,485
Deduct: Gain on revaluation/termination of deferred consideration—gold payments	—	(41,361)	—	(61,953)
Add back: Expenses incurred in response to an activist campaign, net of income taxes	3,234	3,720	3,760	4,452
Add back/(deduct): Losses/(gains) recognized on our investments, net of income taxes	998	(2,346)	905	620
Add back: Imputed interest on payable to GBH, net of income taxes	513	—	1,017	—
Add back/(deduct): Increase/(decrease) in deferred tax asset valuation allowance on financial instruments owned and investments	391	(508)	(140)	(31)
Add back/(deduct): Losses/(gains) on financial instruments owned, net of income taxes	220	762	(1,342)	(717)
(Deduct)/add back: Tax (windfalls)/shortfalls upon vesting and exercise of stock-based compensation awards	(40)	33	(739)	(152)
Add back: Litigation expenses associated with certain provisions of the Stockholder Rights Agreement, net of income taxes	—	367	—	367
Add back: Loss on extinguishment of convertible notes, net of income taxes	—	—	—	9,623
Add back: Impairments, net of income taxes (where applicable)	—	—	—	4,900
Deduct: Remeasurement of contingent consideration—sale of Canadian ETF business	—	—	—	(1,477)
Adjusted net income	$27,075	$14,919	$47,331	$26,117
Deduct: Income distributed to participating securities	(462)	(496)	(924)	(994)
Deduct: Undistributed income allocable to participating securities	(2,053)	(1,410)	(3,506)	(2,028)
Adjusted net income available to common stockholders	$24,560	$13,013	$42,901	$23,095
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 20 to our Consolidated Financial Statements)	151,208	147,815	150,642	146,155
Adjusted earnings per share – diluted	$0.16	$0.09	$0.28	$0.16

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2024	December 31, 2023
Balance Sheet Data (in thousands):
Cash, cash equivalents and restricted cash	$132,459	$129,305
Financial instruments owned, at fair value	69,783	58,722
Accounts receivable	42,664	35,473
Securities held-to-maturity	218	230
Total: Liquid assets	245,124	223,730
Less: Total current liabilities	(84,688)	(103,216)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(19,890)	(18,308)
Less: Regulatory capital requirements	(36,964)	(29,156)
Total: Available liquidity	$103,582	$73,050
50

	Six Months Ended June 30,
	2024	2023
Cash Flow Data (in thousands):
Operating cash flows	$31,172	$20,029
Investing cash flows	(9,699)	51,936
Financing cash flows	(17,693)	(121,109)
Foreign exchange rate effect	(626)	778
Increase/(decrease) in cash, cash equivalents and restricted cash	$3,154	$(48,366)

Liquidity

We consider our available liquidity to be our liquid assets, less our current liabilities, seed capital in WisdomTree Digital Funds and regulatory capital requirements of certain of our subsidiaries. Liquid assets consist of cash, cash equivalents and restricted cash, financial instruments owned, at fair value, accounts receivable and securities held-to-maturity. Our financial instruments owned, at fair value are highly liquid investments. Accounts receivable are current assets and primarily represent receivables from advisory fees we earn from our ETPs. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business, accrued incentive compensation for employees and the current portion of our payable to GBH.

Cash, cash equivalents and restricted cash increased by $3.2 million during the six months ended June 30, 2024 due to $14.2 million used to purchase financial instruments owned, at fair value, $9.9 million used to pay dividends, $7.8 million used to repurchase our common stock, $1.2 million used to pay for software development and $0.7 million used for other activities. These decreases were partly offset by $31.2 million provided by operating activities, $5.3 million of proceeds from the sale of financial instruments owned, at fair value, and $0.5 million of proceeds from the exit from our investment in Securrency, Inc.

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at June 30, 2024 was approximately $37.0 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the six months ended June 30, 2024, we repurchased 1,096,278 shares of our common stock under the repurchase program for an aggregate cost of $7.8 million. Currently, approximately $88.6 million remains under this program for future purchases.

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

Payable to GBH

On November 20, 2023, we repurchased our Series C Preferred Stock from GBH for aggregate cash consideration of approximately $84.4 million. The Series C Preferred Stock was originally issued to GBH on May 10, 2023 in connection with the termination of the Company’s obligations relating to the contractual gold payments. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $0.9 million at June 30, 2024. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 13 to our Consolidated Financial Statements for additional information.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other securities which totaled $109.2 million and $83.0 million as of December 31, 2023 and June 30, 2024, respectively. During the six months ended June 30, 2024, we recognized gains on these financial instruments of $1.8 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

In addition, our Convertible Notes bear interest at fixed rates of 5.75% and 3.25% for the 2023 Notes and the 2021 Notes, respectively. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.

Exchange Rate Risk

We are subject to currency translation exposure on the results of our non-U.S. operations, primarily in the United Kingdom and Europe. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. The advisory fees earned on our European listed ETPs are predominantly in U.S. dollars (and also paid in gold, other precious metals and cryptocurrency, as described below); however, expenses for corporate overhead are generally incurred in British pounds. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may seek to do so in the future.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 14 to our Consolidated Financial Statements for additional information regarding actual and potential claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €22.8 million ($24.5 million), including the December 2020 Claim, which is subject to an appeal.

ITEM 1A.	RISK FACTORS

You should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2024 to April 30, 2024	—	$—	—
May 1, 2024 to May 31, 2024	—	$—	—
June 1, 2024 to June 30, 2024	—	$—	—
Total	—	$—	—	$88,585

On February 22, 2022, our Board of Directors approved an increase of $85.7 million to our share repurchase program and extended the term for three years through April 27, 2025. During the six months ended June 30, 2024, we repurchased 1,096,278 shares of our common stock under this program for an aggregate cost of approximately $7.8 million. As of June 30, 2024, $88.6 million remained under this program for future repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

This disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 5.03 of Form 8-K.

Effective August 1, 2024, our Board of Directors approved an amendment and restatement of our Fourth Amended and Restated By-Laws (as amended and restated, the “Fifth Amended and Restated By-Laws,” which are referred to in this Report as the “By-laws”). The By-laws were amended to repeal the proxy access provision (Article II, Section 11(d)(4)(G)) that required the proposed director nominee to provide the Board with an irrevocable letter of resignation, subject to acceptance by the Board in the event that, at some later date, the Board determined that the nominee made untrue statements in connection with their proxy access submission.

The foregoing description of the amendment contained in the By-laws is qualified in its entirety by reference to the By-laws, which are filed as Exhibit 3.7 to this Report.

10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)
3.6	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)
3.7(1)	Fifth Amended and Restated By-Laws
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.7	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.8	Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.9	Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.10	Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)
4.11	Amendment No. 1, dated as of May 4, 2023, to Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2023)
4.12	Amendment No. 2, dated as of May 10, 2023, to Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)
57

Exhibit Number	Description
4.13	Amendment No. 3, dated as of March 18, 2024, to Stockholder Rights Agreement, dated as of March 17, 2023, as amended, between WisdomTree, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2024)
4.14	Amendment No. 4, dated as of March 25, 2024, to Stockholder Rights Agreement, dated as of March 17, 2023, as amended, between WisdomTree, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2024)
4.15	Amendment No. 5, dated as of April 30, 2024, to Stockholder Rights Agreement, dated as of March 17, 2023, as amended, between WisdomTree, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2024)
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2024, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2024 (Unaudited) and December 31, 2023; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2024 and June 30, 2023 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and June 30, 2023 (Unaudited); (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

__________________________________________________________

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 2nd day of August 2024.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

59