Form 10-Q
period 2024-09-30
WisdomTree, Inc.
filed 2024-11-07
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-Q

________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, there were 146,103,656 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree, Inc. and its subsidiaries.

WisdomTree®, WisdomTree Prime®, WisdomTree Connect™ and Modern Alpha® are trademarks of WisdomTree, Inc. in the United States and in other countries. All other trademarks are the property of their respective owners.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in subsequent reports filed with or furnished to the Securities and Exchange Commission, or the SEC. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the SEC as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report may include statements about:

●	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;
●	anticipated levels of inflows into and outflows out of our ETPs;
●	our ability to deliver favorable rates of return to investors;
●	competition in our business;
●	whether we will experience future growth;
●	our ability to develop new products and services and their potential for success;
●	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;
●	our ability to successfully implement our strategy relating to digital assets and blockchain-enabled financial services, including WisdomTree Prime and WisdomTree Connect, and achieve its objectives;
●	our ability to successfully operate and expand our business in non-U.S. markets;
●	the effect of laws and regulations that apply to our business; and
●	actions of activist stockholders.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash, cash equivalents and restricted cash (including $11,192 and $5,007 invested in the WisdomTree Government Money Market Digital Fund at September 30, 2024 and December 31, 2023, respectively)	$176,483	$129,305
Financial instruments owned, at fair value (including $70,010 and $47,559 invested in WisdomTree products at September 30, 2024 and December 31, 2023, respectively) (Note 5)	77,341	58,722
Accounts receivable (including $33,764 and $28,511 due from related parties at September 30, 2024 and December 31, 2023, respectively)	45,200	35,473
Prepaid expenses	6,968	5,258
Other current assets	1,173	1,036
Total current assets	307,165	229,794
Fixed assets, net	389	427
Securities held-to-maturity	212	230
Deferred tax assets, net (Note 21)	8,568	11,057
Investments (Note 7)	8,764	9,684
Right of use assets—operating leases (Note 13)	1,220	563
Goodwill (Note 23)	86,841	86,841
Intangible assets, net (Note 23)	605,802	605,082
Other noncurrent assets	474	459
Total assets	$1,019,435	$944,137
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$30,200	$30,085
Compensation and benefits payable	30,087	38,111
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 12)	14,804	14,804
Income taxes payable	5,798	3,866
Operating lease liabilities (Note 13)	950	578
Accounts payable and other liabilities	24,634	15,772
Total current liabilities	106,473	103,216
Convertible notes (Note 10)	511,406	274,888
Payable to GBH (Note 12)	26,368	24,328
Operating lease liabilities—long term	270	—
Total liabilities	644,517	402,432

Preferred stock—Series A Non-Voting Convertible, par value $0.01; Zero and 14.750 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023, respectively; redemption value of $0 and $96,869 at September 30, 2024 and December 31, 2023, respectively) (Note 11)	—	132,569
Contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 146,104 and 150,330 at September 30, 2024 and December 31, 2023, respectively	1,461	1,503
Additional paid-in capital	265,564	312,440
Accumulated other comprehensive income/(loss)	995	(548)
Retained earnings	106,898	95,741
Total stockholders’ equity	374,918	409,136
Total liabilities and stockholders’ equity	$1,019,435	$944,137

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Advisory fees	$101,659	$86,598	$293,098	$246,239
Other revenues	11,509	3,825	23,942	11,952
Total revenues	113,168	90,423	317,040	258,191
Operating Expenses:
Compensation and benefits	29,405	27,955	91,249	81,672
Fund management and administration	21,004	18,023	61,105	52,903
Marketing and advertising	4,897	3,833	14,415	12,305
Sales and business development	3,465	3,383	10,716	9,703
Contractual gold payments (Note 9)	—	—	—	6,069
Professional fees	6,315	3,719	16,539	15,768
Occupancy, communications and equipment	1,397	1,203	3,921	3,476
Depreciation and amortization	447	307	1,248	537
Third-party distribution fees	2,983	2,694	7,977	6,828
Other	2,463	2,601	7,617	7,473
Total operating expenses	72,376	63,718	214,787	196,734
Operating income	40,792	26,705	102,253	61,457
Other Income/(Expenses):
Interest expense	(5,027)	(3,461)	(13,295)	(11,484)
Gain on revaluation/termination of deferred consideration—gold payments (Note 9)	—	—	—	61,953
Interest income	1,795	791	4,631	2,874
Impairments (Note 25)	—	(2,703)	—	(7,603)
Loss on extinguishment of convertible notes (Note 10)	(30,632)	—	(30,632)	(9,721)
Other losses, net	(3,062)	(2,512)	(1,753)	(3,233)
Income before income taxes	3,866	18,820	61,204	94,243
Income tax expense	8,351	5,836	21,819	10,774
Net (loss)/income	$(4,485)	$12,984	$39,385	$83,469
(Loss)/earnings per share—basic	$(0.13)	$0.07	$0.16	$0.50
(Loss)/earnings per share—diluted	$(0.13)	$0.07	$0.16	$0.49
Weighted-average common shares—basic	143,929	145,284	145,756	144,505
Weighted-average common shares—diluted	143,929	177,140	162,691	169,997
Cash dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss)/Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss)/income	$(4,485)	$12,984	$39,385	$83,469
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of income taxes	1,926	(944)	1,543	(217)
Other comprehensive income/(loss)	1,926	(944)	1,543	(217)
Comprehensive (loss)/income	$(2,559)	$12,040	$40,928	$83,252

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Three Months Ended September 30, 2024
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—July 1, 2024	—	$—	151,857	$1,519	$315,359	$(931)	$129,617	$445,564
Shares repurchased	—	—	(5,704)	(57)	(54,993)	—	—	(55,050)
Restricted stock issued and vesting of restricted stock units, net	—	—	(49)	(1)	1	—	—	—
Stock-based compensation	—	—	—	—	5,197	—	—	5,197
Repurchase of Series A Preferred Stock (Note 11)	—	—	—	—	—	—	(11,375)	(11,375)
Excise taxes – stock repurchases	—	—	—	—	—	—	(1,868)	(1,868)
Other comprehensive income	—	—	—	—	—	1,926	—	1,926
Dividends	—	—	—	—	—	—	(4,991)	(4,991)
Net loss	—	—	—	—	—	—	(4,485)	(4,485)
Balance—September 30, 2024	—	$—	146,104	$1,461	$265,564	$995	$106,898	$374,918

	Three Months Ended September 30, 2023
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—July 1, 2023	13	$—	150,343	$1,503	$383,621	$(693)	$74,356	$458,787
Shares repurchased	—	—	(5)	—	(30)	—	—	(30)
Restricted stock issued and vesting of restricted stock units, net	—	—	(3)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,916	—	—	3,916
Other comprehensive loss	—	—	—	—	—	(944)	—	(944)
Dividends	—	—	—	—	—	—	(5,333)	(5,333)
Net income	—	—	—	—	—	—	12,984	12,984
Balance—September 30, 2023	13	$—	150,335	$1,503	$387,507	$(1,637)	$82,007	$469,380

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Nine Months Ended September 30, 2024
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—January 1, 2024	—	$—	150,330	$1,503	$312,440	$(548)	$95,741	$409,136
Restricted stock issued and vesting of restricted stock units, net	—	—	2,574	26	(26)	—	—	—
Shares repurchased	—	—	(6,800)	(68)	(62,802)	—	—	(62,870)
Stock-based compensation	—	—	—	—	15,952	—	—	15,952
Repurchase of Series A Preferred Stock (Note 11)	—	—	—	—	—	—	(11,375)	(11,375)
Excise taxes – Stock repurchases	—	—	—	—	—	—	(1,868)	(1,868)
Other comprehensive income	—	—	—	—	—	1,543	—	1,543
Dividends	—	—	—	—	—	—	(14,985)	(14,985)
Net income	—	—	—	—	—	—	39,385	39,385
Balance—September 30, 2024	—	$—	146,104	$1,461	$265,564	$995	$106,898	$374,918

	Nine Months Ended September 30, 2023
	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—January 1, 2023	—	$—	146,517	$1,465	$291,847	$(1,420)	$13,719	$305,611
Shares issued in connection with termination of the deferred consideration—gold payments obligation, net of issuance costs (Note 9)	13	—	—	—	86,801	—	—	86,801
Restricted stock issued and vesting of restricted stock units, net	—	—	3,417	34	(34)	—	—	—
Shares issued in connection with convertible notes that matured on June 15, 2023 (Note 10)	—	—	1,037	10	35	—	—	45
Shares repurchased	—	—	(636)	(6)	(3,564)	—	—	(3,570)
Stock-based compensation	—	—	—	—	12,422	—	—	12,422
Other comprehensive loss	—	—	—	—	—	(217)	—	(217)
Dividends	—	—	—	—	—	—	(15,181)	(15,181)
Net income	—	—	—	—	—	—	83,469	83,469
Balance—September 30, 2023	13	$—	150,335	$1,503	$387,507	$(1,637)	$82,007	$469,380

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$39,385	$83,469
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(39,028)	(37,632)
Loss on extinguishment of convertible notes	30,632	9,721
Stock-based compensation	15,952	12,422
(Gains)/losses on financial instruments owned, at fair value	(2,575)	1,006
Deferred income taxes	2,103	1,282
Imputed interest on payable to GBH	2,039	—
Amortization of issuance costs—convertible notes	1,266	1,443
Depreciation and amortization	1,248	537
Amortization of right of use asset	976	963
Losses on investments	619	1,245
Gain on revaluation/termination of deferred consideration—gold payments	—	(61,953)
Impairments	—	7,603
Contractual gold payments	—	6,069
Other	—	(1,569)
Changes in operating assets and liabilities:
Accounts receivable	(9,344)	(7,346)
Prepaid expenses	(1,635)	(1,826)
Gold and other precious metals	38,603	30,629
Other assets	(150)	356
Fund management and administration payable	(6)	3,577
Compensation and benefits payable	(8,251)	(8,786)
Income taxes payable	1,919	2,802
Operating lease liabilities	(991)	(955)
Accounts payable and other liabilities	6,124	5,293
Net cash provided by operating activities	78,886	48,350
Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(57,855)	(56,837)
Purchase of investments	—	(10,000)
Cash paid—software development	(1,790)	—
Purchase of fixed assets	(128)	(93)
Proceeds from the sale of financial instruments owned, at fair value	42,388	102,276
Proceeds from the exit from investment in Securrency, Inc.	465	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	18	22
Receipt of contingent consideration—Sale of Canadian ETF business	—	1,477
Acquisition of Securrency Transfers, Inc. (net of cash acquired)	—	(985)
Net cash (used in)/provided by investing activities	(16,902)	35,860
Cash flows from financing activities:
Repurchase of Series A Preferred Stock	(143,812)	—
Repurchase and maturity of convertible notes (Note 10)	(132,713)	(184,272)
Shares repurchased	(62,870)	(3,570)
Dividends paid	(14,745)	(14,897)
Issuance costs—convertible notes	(7,667)	(3,548)
Repurchase costs—Series A Preferred Stock	(132)	—
Proceeds from the issuance of convertible notes (Note 10)	345,000	130,000
Termination of deferred consideration—gold payments	—	(50,005)
Issuance costs—Series C Preferred Stock	—	(97)
Net cash used in financing activities	(16,939)	(126,389)
Increase/(decrease) in cash flow due to changes in foreign exchange rate	2,133	(441)
Net increase/(decrease) in cash, cash equivalents and restricted cash	47,178	(42,620)
Cash, cash equivalents and restricted cash—beginning of year	129,305	132,101
Cash, cash equivalents and restricted cash—end of period	$176,483	$89,481
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,807	$8,069
Cash paid for interest	$9,913	$8,272

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

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a well-diversified suite of exchange-traded products (“ETPs”), models, solutions and products leveraging blockchain technology. Building on its heritage of innovation, the Company is developing and has launched next-generation digital products, services and structures, including digital or blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as its blockchain-native digital wallet, WisdomTree Prime and institutional platform, WisdomTree Connect. The Company has the following wholly-owned operating subsidiaries:

●	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.
●	WisdomTree Management Jersey Limited (“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse strategies.
●	WisdomTree Multi Asset Management Limited (“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree Management Limited (“WML”) is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTICAV”) in respect of the WisdomTree UCITS ETFs issued by WTICAV. WTICAV is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.
●	WisdomTree Europe Limited is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.
●	WisdomTree Ireland Limited is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, WTMAML and WML.
●	WisdomTree Digital Commodity Services, LLC is a New York based company that serves as the sponsor of the WisdomTree Bitcoin Fund, which is currently effective with the SEC. The WisdomTree Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest and is listed on the Cboe BZX Exchange, Inc. The WisdomTree Bitcoin Fund provides exposure to the spot price of bitcoin.
●	WisdomTree Digital Management, Inc. (“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. Each Digital Fund uses blockchain technology to maintain a secondary record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but does not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.
●	WisdomTree Digital Movement, Inc. (“WT Digital Movement”) is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network. WT Digital Movement has obtained and is seeking additional state money transmitter licenses to operate a platform for the purchase, sale and exchange of tokenized assets, while also providing blockchain-native digital wallet services through WisdomTree Prime to facilitate such activity.
●	WisdomTree Securities, Inc. is a New York based limited purpose broker-dealer (i.e., mutual fund retailer), facilitating transactions in WisdomTree Digital Funds.

●	WisdomTree Transfers, Inc. is a New York based transfer agent registered with the SEC, providing transfer agency and registrar services for the WisdomTree Digital Funds. The transfer agent maintains the official record of share ownership in book entry form and reconciles the official record with the secondary record of ownership of shares on one or more blockchains.
●	WisdomTree Digital Trust Company, LLC is a New York based limited liability trust company chartered by the New York State Department of Financial Services to provide certain digital asset products and services (e.g., custody) via WisdomTree Prime.

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

Revenue Recognition

The Company earns a significant portion of its revenues in the form of advisory fees from its ETPs and recognizes this revenue over time, as the performance obligation is satisfied. Advisory fees are based on a percentage of the ETPs’ average daily net assets. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

Other revenues are earned from swap providers associated with certain of the Company’s European listed ETPs, the nature of which are based on a percentage of the ETPs’ average daily net assets. The Company also earns transaction-based income on flows associated with certain European listed ETPs. There is no significant judgment in calculating amounts due, which are invoiced monthly or quarterly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities, as well as the loss related to the repurchase of the Series A non-voting convertible preferred stock and excise tax on stock repurchases. The Series A non-voting convertible preferred stock and Series C non-voting convertible preferred stock (Notes 9 and 11) and unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) were participating securities while they were outstanding and were included in the computation of EPS pursuant to the two-class method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).

Diluted EPS is calculated under the treasury stock method and the two-class method. The calculation that results in the lowest diluted EPS amount for the common stock is reported in the Company’s consolidated financial statements. The treasury stock method includes the dilutive effect of potential common shares including unvested stock-based awards, the Series A non-voting convertible preferred stock, the Series C non-voting convertible preferred stock and the convertible notes, if any. Potential common shares associated with the Series A non-voting convertible preferred stock, the Series C non-voting convertible preferred stock and the convertible notes were computed under the if-converted method. Potential common shares associated with the conversion option embedded in the convertible notes are dilutive when the Company’s average stock price exceeds the conversion price.

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

Non-income based taxes are recorded as part of other liabilities and other expenses. Excise taxes on stock repurchases are accounted for as a direct cost of the share repurchase transaction and reported as a reduction of stockholders’ equity.

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

3. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $176,483 and $129,305 at September 30, 2024 and December 31, 2023, respectively, $148,707 and $116,895 were held at three financial institutions. At September 30, 2024 and December 31, 2023, cash equivalents were approximately $58,371 and $50,226, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $35,120 and $29,156 at September 30, 2024 and December 31, 2023, respectively. Of these amounts, $13,576 and $0, at September 30, 2024 and December 31, 2023, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and nine months ended September 30, 2024 and 2023, there were no transfers between Levels 2 and 3.

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$58,371	$58,371	$—	$—
Financial instruments owned, at fair value:
ETFs	54,677	54,677	—	—
Pass-through GSEs	7,332	—	7,332	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,364	—	5,364	—
Equities	8,022	8,022	—	—
Fixed income	1,946	1,033	913	—
Total	$135,712	$122,103	$13,609	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,288	$—	$—	$8,288

_____________________________

(1)	Fair value determined on June 17, 2024. Not included above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$50,226	$50,226	$—	$—
Financial instruments owned, at fair value:
ETFs	35,181	35,181	—	—
Pass-through GSEs	10,240	—	10,240	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,007	—	5,007	—
Equities	6,337	6,337	—	—
Fixed income	1,957	1,008	949	—
Total	$108,948	$92,752	$16,196	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	9,684	—	—	9,684
Other investments(2)	—	—	—	—
Total	$9,684	$—	$—	$9,684

_____________________________

(1)	Fair value determined on October 31, 2023.
(2)	Fair value determined on September 30, 2023.

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

5. Financial instruments owned

These instruments consist of the following:

	September 30, 2024	December 31, 2023
Financial instruments owned
Trading securities	$62,009	$45,421
Other assets—seed capital (WisdomTree Digital Funds)	15,332	13,301
Total	$77,341	$58,722

The Company recognized net trading gains on financial instruments owned that were still held at the reporting dates of $680 and $1,958 during the three months ended September 30, 2024 and 2023, respectively, and $3,023 and $648 during the nine months ended September 30, 2024 and 2023, respectively, which were recorded in other losses, net, in the Consolidated Statements of Operations.

6. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	September 30, 2024	December 31, 2023
Debt instruments: Pass-through GSEs (amortized cost)	$212	$230

During the nine months ended September 30, 2024 and 2023, the Company received proceeds of $18 and $22, respectively, from held-to-maturity securities maturing or being called prior to maturity.

The following table summarizes unrealized losses and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	September 30, 2024	December 31, 2023
Cost/amortized cost	$212	$230
Gross unrealized losses	(13)	(15)
Fair value	$199	$215

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

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to the maturity date:

	September 30, 2024	December 31, 2023
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	19	22
Due over ten years	193	208
Total	$212	$230

7. Investments

The following table sets forth the Company’s investments:

	September 30, 2024		December 31, 2023
	Carrying Value	Cost	Carrying Value	Cost

Fnality International Limited—Series B-1 Preference Shares	$8,764	$8,091	$9,684	$8,091
Total	$8,764	$8,091	$9,684	$8,091

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

	Inputs
	June 17, 2024	December 31, 2023
Expected volatility	60%	60%
Time to exit (in years)	4.35	5.00
Probability that Series B-2 Preference Shares convert into Series B-1 Preference Shares	N/A	75%

Net unrealized gains/(losses) recognized on this investment were $476 and ($920) during the three and nine months ended September 30, 2024, respectively, inclusive of changes in the British pound to U.S. dollar exchange rate. These results are recorded in other losses, net on the Consolidated Statements of Operations.

There was no impairment recognized on this investment during the three and nine months ended September 30, 2024 based upon a qualitative assessment.

8. Fixed Assets, net

The following table summarizes fixed assets:

	September 30, 2024	December 31, 2023
Equipment	$1,081	$1,097
Less: accumulated depreciation	(692)	(670)
Total	$389	$427

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

On May 10, 2023, the Company terminated its contractual gold payments obligation for aggregate consideration totaling $136,903 pursuant to a Sale, Purchase and Assignment Deed (the “SPA Agreement”) with WisdomTree International Holdings Ltd, Electra Target HoldCo Limited, ETFS Capital, WGC, GBH, GT and RIL. Under the terms of the transaction, GBH received approximately $4,371 in cash and 13,087 shares of Series C Non-Voting Convertible Preferred Stock of the Company, $0.01 par value per share, convertible into 13,087,000 shares of the Company’s common stock (see Note 12 for additional information), and RIL received approximately $45,634 in cash.

During the three and nine months ended September 30, 2023, the Company recognized the following in respect of deferred consideration—gold payments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual gold payments	$—	$—	$—	$6,069
Contractual gold payments—gold ounces paid	—	—	—	3,167
Gain on revaluation/termination of deferred consideration—gold payments	$—	$—	$—	$61,953

10. Convertible Notes

The Company has the following convertible notes outstanding as of September 30, 2024:

●	$150,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”);
●	$25,845 in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 (the “2028 Notes”); and
●	$345,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2029 (the “2029 Notes”).

Each class of notes were issued pursuant to indentures dated as of the issuance dates between the Company and either U.S. Bank National Association or U.S Bank Trust Company, National Association, as trustee (or its successor in interest, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2029 Notes, the Company repurchased $104,155 in aggregate principal amount of the 2028 Notes. As a result of this repurchase, the Company recognized a loss on extinguishment of $30,632 during the three and nine months ended September 30, 2024.

As of September 30, 2024, the Company had an aggregate principal amount of $520,845 outstanding of the 2026 Notes, the 2028 Notes and the 2029 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2026 Notes	2028 Notes	2029 Notes
Principal outstanding	$150,000	$25,845	$345,000
Issuance date	June 14, 2021	February 14, 2023	August 13, 2024
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	August 15, 2028	August 15, 2029
Interest rate	3.25%	5.75%	3.25%
Initial conversion price	$11.04	$9.54	$11.82
Initial conversion rate	90.5797	104.8658	84.5934
Redemption price	$14.35	$12.40	$15.37
●	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2029 Notes and the 2028 Notes and on June 15 and December 15 of each year for the 2026 Notes.
●	Conversion price: Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
●	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2029 and May 15, 2028 for the 2029 Notes and the 2028 Notes, respectively, and March 15, 2026 for the 2026 Notes, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2029 and May 15, 2028 in respect of the 2029 Notes and the 2028 Notes, respectively, and March 15, 2026 in respect of the 2026 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

●	Cash settlement of principal amount: Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At its election, the Company will also settle its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.
●	Redemption price: The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2026 and August 20, 2025 in respect of the 2029 Notes and the 2028 Notes, respectively, and June 20, 2023 in respect of the 2026 Notes and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
●	Limited investor put rights: Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
●	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 103.6269 shares, 167.7853 shares and 144.9275 shares of the Company’s common stock per $1,000 principal amount of the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively (the equivalent of 61,826,817 shares of the Company’s common stock), subject to adjustment.
●	Seniority and Security: The Convertible Notes rank equal in right of payment and are the Company’s senior unsecured obligations.

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

The following table provides a summary of the Convertible Notes at September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
	2026 Notes	2028 Notes	2029 Notes	Total	2026 Notes	2028 Notes	Total
Principal amount	$150,000	$25,845	$345,000	$520,845	$150,000	$130,000	$280,000
Less: Unamortized issuance costs	(1,479)	(498)	(7,462)	(9,439)	(2,125)	(2,987)	(5,112)
Carrying amount	$148,521	$25,347	$337,538	$511,406	$147,875	$127,013	$274,888
Effective interest rate(1)	3.83%	6.25%	3.70%	3.86%	6.25%	3.83%	4.96%

_____________________________

(1)	Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes was $4,330 and $11,256 respectively, during the three and nine months ended September 30, 2024 and $3,461 and $11,484, respectively, during the comparable periods in 2023. Interest payable of $3,151 and $2,391 at September 30, 2024 and December 31, 2023, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $553,602 and $281,897 at September 30, 2024 and December 31, 2023, respectively. The if-converted value of the 2028 Notes was $27,064 at September 30, 2024. The if-converted value of the 2026 Notes and the 2029 Notes did not exceed the principal amount at September 30, 2024. The if-converted value of the Convertible Notes did not exceed the principal amount at December 31, 2023.

11. Series A Preferred Stock

On August 13, 2024, the Company repurchased all of its then-outstanding Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”), which was convertible into 14,750,000 shares of the Company’s common stock from ETFS Capital for aggregate cash consideration of $143,812 (or $9.75 per share). These shares were previously issued in April 2018, in connection with the completion of the acquisition by the Company of the European exchange-traded commodity, currency and leveraged-and-inverse business of ETFS Capital (the “ETFS Acquisition”) and were carried at $132,750, which was based on the closing price of the Company’s common stock on April 10, 2018 of $9.00 per share, the trading day prior to the closing of the transaction.

Under U.S. GAAP, the premium paid on repurchase represents a return similar to a dividend to the preferred stockholder and is required to be recorded to retained earnings along with the related transaction costs. During the three and nine months ended September 30, 2024, the Company recorded a $11,375 reduction to retained earnings in connection with this repurchase.

The following is a summary of the Series A Preferred Stock balance:

	September 30, 2024	December 31, 2023
Issuance of Series A Preferred Stock	$—	$132,750
Less: Issuance costs	—	(181)
Series A Preferred Stock—carrying value	$—	$132,569
Cash dividends declared per share (quarterly)	$—	$0.03

The Company previously classified the Series A Preferred Stock as temporary equity which is required for redeemable instruments for which redemption triggers are outside of the issuer’s control. ETFS Capital had the right to redeem all the Series A Preferred Stock specified to be converted during the period of time specified in the Series A Certificate of Designations in the event that: (a) the number of shares of the Company’s common stock authorized by its certificate of incorporation was insufficient to permit the Company to convert all of the Series A Preferred Stock requested by ETFS Capital to be converted; or (b) ETFS Capital did not, upon completion of a change of control of the Company, receive the same amount per share of Series A Preferred Stock as it would have received had each outstanding share of Series A Preferred Stock been converted into common stock immediately prior to the change of control. However, the Company would not have been obligated to make any such redemption payments to the extent such payments would have been a breach of any covenant or obligation the Company owed to any of its secured creditors or is otherwise prohibited by applicable law.

Any such redemption would have been at a price per share of Series A Preferred Stock equal to the dollar volume-weighted average price for a share of common stock for the 30-trading day period ending on the date of such attempted conversion or change of control, as applicable, multiplied by 1,000. Such redemption payment would have been made in one payment no later than 10 business days following the last day of the Company’s first fiscal quarter that began on a date following the date ETFS Capital exercised such redemption right. The redemption value of the Series A Preferred Stock was $96,869 at December 31, 2023.

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

	September 30, 2024	December 31, 2023
Current:	$14,804	$14,804
Long-term	26,368	24,328
Total	$41,172	$39,132

Interest expense recognized was $697 and $2,039, respectively, during the three and nine months ended September 30, 2024 and $0 during the comparable periods in 2023 and is included as a component of total interest expense recognized on the Consolidated Statements of Operations.

13. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases. The following table provides additional information regarding the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$328	$324	$976	$963
Short-term lease cost	65	70	205	191
Total lease cost	$393	$394	$1,181	$1,154
Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$328	$301	$991	$955
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	1.1	0.7	1.1	0.7
Weighted-average discount rate—operating leases	5.7%	6.0%	5.7%	6.0%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at September 30, 2024 with respect to the Company’s operating lease liabilities:

Remainder of 2024	$662
2025	769
2026	186
Total future minimum lease payments (undiscounted)	$1,617

The following table reconciles the future minimum lease payments (disclosed above) at September 30, 2024 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$950
Lease liability—long term	270
Subtotal	1,220
Difference between undiscounted and discounted cash flows	397
Total future minimum lease payments (undiscounted)	$1,617

14. Contingencies

The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.

SEC ESG Settlement

On August 5, 2024, WTAM received a Wells Notice from the staff (the “Staff”) of the SEC advising WTAM that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against WTAM alleging violations of certain provisions of the U.S. federal securities laws relating to three exchange-traded series of WisdomTree Trust managed by WTAM that pursued ESG-focused strategies (collectively, the “Funds”). The Funds, which were launched in March 2020 and were liquidated in February 2024, collectively had monthly average cumulative assets under management of approximately $119 million throughout their lifetime as ESG-named funds.

Without admitting or denying the SEC’s allegations, WTAM agreed to resolve the matter by consenting to the entry of an Order by the SEC, which was announced publicly on October 21, 2024, in which WTAM agreed to cease and desist from committing or causing any violations and any future violations of Sections 206(2) and 206(4) of the Investment Advisers Act of 1940, as amended, Rules 206(4)-7 and 206(4)-8 thereunder, and Section 34(b) of the Investment Company Act of 1940, as amended, and to pay a civil money penalty of $4,000 (the “SEC ESG Settlement”). This amount has been reported in other losses, net on the Consolidated Statements of Operations during the three and nine months ended September 30, 2024.

Excluding the penalty, the Company expects that all legal and other related expenses incurred by WTAM in connection with the matter will be covered by insurance, less a $1,000 deductible. These expected covered expenses totaled $3,661 and $4,114, respectively, during the three and nine months ended September 30, 2024 and have been reported in other revenue on the Consolidated Statements of Operations.

Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP

Between December 2020 and March 2022, WMAI, WTMAML, WTUK and/or WisdomTree Ireland Limited (“WT Ireland”) were served with seven separate writs of summons to appear before the Courts of Milan, Udine or Turin, Italy by investors seeking damages resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.

Since February 2022, five of the seven actions have been resolved in the Company’s favor, of which two are subject to appeal. Total damages sought by all investors related to the two remaining open and two appealed claims, including an appealed claim for total damages of €7,830 ($8,740), were approximately €19,130 ($21,360) at September 30, 2024.

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €8,350 ($9,320) resulting from the closure of 3OIL. The claim is in its preliminary stages and a writ of summons has not been served.

The Company continues to assess the open claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at September 30, 2024 and December 31, 2023.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	September 30, 2024	December 31, 2023
Carrying Amount—Assets:
Fnality Series B-1 Preference Shares (Note 7)	$8,764	$9,684
Maximum exposure to loss	$8,764	$9,684

16. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from contracts with customers:
Advisory fees	$101,659	$86,598	$293,098	$246,239
Other revenues	11,509	3,825	23,942	11,952
Total operating revenues	$113,168	$90,423	$317,040	$258,191

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

A significant portion of the Company’s revenues from contracts with customers are derived primarily from investment advisory agreements with related parties (Note 17). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

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

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from contracts with customers:
United States	$76,312	$57,988	$212,024	$160,477
Jersey	30,965	28,196	88,692	86,407
Ireland	5,891	4,239	16,324	11,307
Total operating revenues	$113,168	$90,423	$317,040	$258,191

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

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Receivable from WTT	$23,986	$21,226
Receivable from ManJer Issuers	5,013	4,411
Receivable from WMAI and WTICAV	4,765	2,874
Total	$33,764	$28,511

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advisory services provided to WTT	$72,201	$57,656	$206,478	$159,595
Advisory services provided to ManJer Issuers	23,567	24,703	70,296	75,337
Advisory services provided to WMAI and WTICAV	5,891	4,239	16,324	11,307
Total	$101,659	$86,598	$293,098	$246,239

Investments in WisdomTree Products

The Company also has investments in certain WisdomTree products of approximately $81,202 and $52,566 at September 30, 2024 and December 31, 2023, respectively. This includes $20,524 and $18,308, respectively, of seed investments in certain affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital.” The Company also has invested an additional $6,000 in the WisdomTree Government Money Market Digital Fund at September 30, 2024.

Net unrealized and realized gains related to trading WisdomTree products were $554 and $2,278, respectively, during the three and nine months ended September 30, 2024 and ($591) and $250, respectively, during the comparable periods in 2023. Such gains are recorded in other losses, net on the Consolidated Statements of Operations.

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

Stock-based compensation expense was $5,197 and $15,952, respectively, during the three and nine months ended September 30, 2024 and $3,916 and $12,422, respectively, during the comparable periods in 2023.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2024
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$22,861	1.03

A summary of stock-based compensation award activity (shares) during the three months ended September 30, 2024 is as follows:

	RSA	RSU		PRSU
Balance at July 1, 2024	4,906,159	268,384		1,398,289
Granted	—	444		4,395
Vested	(27,625)	—		—
Forfeited	(49,111)	(1,140)		—
Balance at September 30, 2024	4,829,423	267,688	(1)	1,402,684

_____________________________

(1)	Includes 103,228 deferred RSUs that have vested.

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

20. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted (loss)/earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings per Share	2024	2023	2024	2023
Net (loss)/income	$(4,485)	$12,984	$39,385	$83,469
Less: Loss on repurchase of Series A Preferred Stock	(11,375)	—	(11,375)	—
Less: Income distributed to participating securities	(2,331)	(889)	(3,255)	(1,884)
Less: Undistributed income allocable to participating securities	—	(1,309)	(1,096)	(9,619)
Net (loss)/income available to common stockholders—Basic EPS	$(18,191)	$10,786	$23,659	$71,966
Weighted average common shares (in thousands)	143,929	145,284	145,756	144,505
Basic (loss)/earnings per share	$(0.13)	$0.07	$0.16	$0.50

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted Earnings per Share	2024	2023	2024	2023
Net (loss)/income available to common stockholders	$(18,191)	$10,786	$23,659	$71,966
Add back: Undistributed income allocable to participating securities	—	1,309	1,096	9,619
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	(1,286)	(900)	(9,446)
Net (loss)/income available to common stockholders—Diluted EPS	$(18,191)	$10,809	$23,855	$72,139
Weighted Average Diluted Shares (in thousands):
Weighted average common shares	143,929	145,284	145,756	144,505
Dilutive effect of common stock equivalents, excluding participating securities	—	3,148	4,324	3,067
Weighted average diluted shares, excluding participating securities (in thousands)	143,929	148,432	150,080	147,572
Diluted (loss)/earnings per share	$(0.13)	$0.07	$0.16	$0.49

Diluted (loss)/earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. There were no antidilutive non-participating common stock equivalents for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024. Total antidilutive non-participating common stock equivalents were 2 for the nine months ended September 30, 2023 (shares herein are reported in thousands).

There were no potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three months ended September 30, 2024 as the Company reported a net loss. There were also no potential common shares during the nine months ended September 30, 2024 and the three and nine months ended September, 30, 2023 as the Company’s average stock price was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above:

	Three Months Ended September 30,			Nine Months Ended September 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2024		2023	2024	2023

Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	143,929	(1)	177,140	162,691	169,997
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock (Note 11)	—		(14,750)	(12,112)	(14,750)
Weighted average shares of common stock issuable upon conversion of the Series C Preferred Stock (Note 9)	—		(13,087)	—	(6,903)
Potentially dilutive restricted stock awards	—		(871)	(499)	(772)
Weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above	143,929		148,432	150,080	147,572

_______________________________________

(1)	Excludes 7,540 participating securities and 5,276 potentially dilutive non-participating common stock equivalents for the three months ended September 30, 2024, as the Company reported a net loss for the period (shares herein are reported in thousands).

21. Income Taxes

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2024

The Company’s effective income tax rate during the three months ended September 30, 2024 was 216.0%, resulting in income tax expense of $8,351. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible loss on extinguishment of convertible notes, a non-deductible civil money penalty of $4,000 relating to the SEC ESG Settlement and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

The Company’s effective income tax rate during the nine months ended September 30, 2024 was 35.6% resulting in income tax expense of $21,819. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible loss on extinguishment of convertible notes, a non-deductible civil money penalty of $4,000 relating to the SEC ESG Settlement and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

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

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Deferred tax assets:
Capital losses	$22,825	$22,489
Accrued expenses	4,693	6,000
Stock-based compensation	2,097	2,468
NOLs—Foreign	1,261	1,502
Goodwill and intangible assets	752	895
Software capitalization	162	52
Operating lease liabilities	151	96
Unrealized losses	—	335
Foreign currency translation adjustment	—	146
NOLs—U.S.	—	127
Other	337	349
Total deferred tax assets	32,278	34,459
Deferred tax liabilities:
Unrealized gains	466	—
Fixed assets and prepaid assets	390	296
Foreign currency translation adjustment	264	—
Right of use assets—operating leases	151	96
Unremitted earnings—European subsidiaries	80	186
Total deferred tax liabilities:	1,351	578
Total deferred tax assets less deferred tax liabilities	30,927	33,881
Less: Valuation allowance	(22,359)	(22,824)
Deferred tax assets, net	$8,568	$11,057

Capital Losses – U.S.

The Company’s tax effected capital losses at September 30, 2024 were $22,825. These capital losses expire between the years 2024 and 2029.

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated net operating losses (“NOLs”) outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,261 at September 30, 2024.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses, as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of September 30, 2024, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2019.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30 Income Taxes provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $80 and $186 at September 30, 2024 and December 31, 2023, respectively.

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

The Company repurchased 5,704,023 and 6,800,301 shares, respectively, of its common stock under this program during the three and nine months ended September 30, 2024 and 4,566 and 635,653 shares, respectively, during the comparable periods in 2023. The aggregate cost of the shares repurchased during the three and nine months ended September 30, 2024 was $55,050 and $62,870, respectively, and the aggregate cost of the shares repurchased during the comparable periods in 2023 was $30 and $3,570, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of September 30, 2024, $33,535 remained under this program for future purchases.

23. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Total
Balance at January 1, 2024	$86,841
Changes	—
Balance at September 30, 2024	$86,841

Of the total goodwill of $86,841 at September 30, 2024, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at September 30, 2024
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	6,309	(1,754)	4,555
Balance at September 30, 2024	$607,556	$(1,754)	$605,802

	Balance at December 31, 2023
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	4,519	(684)	3,835
Balance at December 31, 2023	$605,766	$(684)	$605,082

ETFS Acquisition (Indefinite-Lived)

In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. The Company recognized amortization expense on internally-developed software of $384 and $1,070, respectively, during the three and nine months ended September 30, 2024 and $249 and $355, respectively, during the comparable periods in 2023.

As of September 30, 2024, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remainder of 2024	$483
2025	2,068
2026	1,486
2027	518
2028 and thereafter	—
Total expected amortization expense	$4,555

The weighted-average remaining useful life of the finite-lived intangible assets is 2.1 years.

24. Contingent Payments

Sale of Canadian ETF Business

During the three and nine months ended September 30, 2023, the Company recognized a gain of $0 and $1,477, respectively, from remeasuring a contingent payment to its realizable value. This gain was recorded in other losses, net.

25. Impairments

During the three and nine months ending September, 30, 2023, the Company recognized an impairment of $2,391 and $7,291, respectively, on its investment in Securrency, Inc. to reduce the carrying value of its investment to fair value.

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

The key measures of segment profit or loss that the CODM uses to allocate resources and assess performance are the Company’s consolidated net income, as reported on the Consolidated Statements of Operations, as well as adjusted operating income and adjusted operating income margin, which are exclusive of items that are non-recurring or not core to the Company’s operating business.

The table below discloses these key measures and is inclusive of a reconciliation of the Company’s operating income and operating income margin as computed under U.S. GAAP to the Company’s Non-GAAP adjusted operating income and adjusted operating income margin utilized by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net (loss)/income	$(4,485)	$12,984	$39,385	$83,469

Adjusted Operating Income Margin
Operating revenues	$113,168	$90,423	$317,040	$258,191
Less: Legal expenses expected to be covered by insurance	(3,661)	—	(4,114)	—
Operating revenues, as adjusted	$109,507	$90,423	$312,926	$258,191
Operating income	$40,792	$26,705	$102,253	$61,457
Add back: Expenses incurred in response to an activist campaign	—	—	4,966	5,880
Adjusted operating income	$40,792	$26,705	$107,219	$67,337
Operating income margin	36.0%	29.5%	32.3%	23.8%
Adjusted operating income margin	37.3%	29.5%	34.3%	26.1%

Expenses incurred in response to an activist campaign for the nine months ended September 30, 2024 and 2023 include $4,857 and $5,733, respectively, of professional fees, and $109 and $147, respectively, of other expenses.

All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and restricted cash, financial instruments owned, accounts receivable and securities held-to-maturity, reduced by current liabilities, seed capital and regulatory capital requirements.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in subsequent reports filed with or furnished to the SEC. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

We are a global financial innovator, offering a well-diversified suite of ETPs, models, solutions and products leveraging blockchain technology. We empower investors and consumers to shape their future and support financial professionals to better serve their clients and grow their businesses. We are leveraging the latest financial infrastructure to create products that provide access, transparency and an enhanced user experience. Building on our heritage of innovation, we are also developing and have launched next-generation digital products, services and structures, including Digital Funds and tokenized assets, as well as our blockchain-native digital wallet, WisdomTree Prime and institutional platform, WisdomTree Connect. WisdomTree Prime is available in the U.S. in 45 states and to approximately 80% of the U.S. population.

We had approximately $112.6 billion in AUM as of September 30, 2024. Our family of ETPs includes products that provide exposure to equities, commodities, fixed income, leveraged-and-inverse, cryptocurrency, currency and alternatives strategies. We have launched many first-to-market products and pioneered alternative weighting we call “Modern Alpha,” which combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective funds that are built to perform. Most of our equity-based funds employ a fundamentally weighted investment methodology, which weights securities based on factors such as dividends, earnings or investment factors, whereas most other industry indexes use a capitalization weighted methodology. These products are distributed through all major channels in the asset management industry, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers primarily through our sales force. We believe technology is altering the way financial advisors conduct business and through our Advisor and Portfolio Solutions programs we offer technology-enabled and research-driven solutions including portfolio construction, asset allocation, practice management services and digital tools to help financial advisors address technology challenges and grow and scale their businesses.

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

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equities, commodities and currency, fixed income, leveraged-and-inverse, cryptocurrency and alternatives. The chart below sets forth the asset mix of our ETPs at September 30, 2024, June 30, 2024 and September 30, 2023:

Market Environment

U.S. equity markets recovered from a correction experienced in early August and there was a rotation into small cap and value stocks. Interest rates fell in anticipation of the Federal Reserve easing cycle leading to strong total returns for fixed income.

The S&P 500, MSCI EAFE Index (local currency), MSCI EMU Index (local currency), MSCI Japan Index (local currency), MSCI Emerging Markets Index (U.S. dollar) and gold prices increased by 9.1%, 7.9%, 8.2%, 11.4%, 3.4% and 12.8%, respectively, during the quarter. The U.S. dollar weakened 4.2%, 5.7% and 13.1% versus the euro, British pound and the Japanese yen, respectively, during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows were $283.2 billion for the three months ended September 30, 2024. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were $67.1 billion for the three months ended September 30, 2024. Equity and fixed income gathered the majority of those flows.

Source: Morningstar

38

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $79.7 billion at June 30, 2024 to $81.3 billion at September 30, 2024 due to market appreciation, partly offset by net outflows.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $30.0 billion at June 30, 2024 to $31.3 billion at September 30, 2024 due to market appreciation, partly offset by net outflows.

Consolidated Operating Results

The following table sets forth our revenues and net income/(loss) for the most recent five quarters.

•	Revenues – Total revenues increased 25.2% from the three months ended September 30, 2023 to $113.2 million in the comparable period in 2024 primarily due to higher average AUM, higher other revenues attributable to our European-listed ETPs and the recognition of $3.7 million of other revenue related to legal and other related expenses, expected to be covered by insurance, incurred in connection with the SEC ESG Settlement.
•	Expenses – Total operating expenses increased 13.6% from the three months ended September 30, 2023 to $72.4 million in the comparable period in 2024 primarily due to higher professional fees, which is inclusive of the legal and other related expenses expected to be covered by insurance described above, as well as higher fund management and administration costs, incentive compensation and marketing expenses.
•	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, losses on extinguishment of convertible notes, gains on revaluation/termination of deferred consideration–gold payments, impairments and other losses, net. Further information is provided herein.
•	Net (loss)/income – We reported net (loss)/income of ($4.5) million and $13.0 million during the three months ended September 30, 2024 and 2023, respectively.

Guidance Update for the Year Ending December 31, 2024

Compensation Expense

Our compensation to revenue ratio for the year ending December 31, 2024 is currently estimated to range from 28% to 29% (unchanged from the prior quarter). Our estimated compensation to revenue ratio takes into consideration planned hires for 2024 and variability in incentive compensation, with drivers including the magnitude of flows, revenues and operating income growth, margin expansion and share price performance in relation to our peers.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the nine months ended September 30, 2024, discretionary spending was $45.3 million. We currently estimate discretionary spending for the year ending December 31, 2024 to range from $62.0 million to $65.0 million (previously $64.0 million to $68.0 million).

Not included in the guidance above are non-recurring expenses in response to an activist campaign, including $5.0 million incurred during the nine months ended September 30, 2024, and $4.1 million of legal and other related expenses expected to be covered by insurance.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 80.5% during the nine months ended September 30, 2024. We currently estimate our gross margin guidance for the year ending December 31, 2024 to be between 80% and 81% (unchanged from the prior quarter) considering current AUM levels and higher forecasted other revenues going forward. If AUM increases, we would anticipate further gross margin expansion.

Third-Party Distribution Fees

We currently estimate third-party distribution fees to range from $10.0 million to $11.0 million (unchanged from the prior quarter), which is dependent upon the AUM growth on our respective platforms.

Interest Expense

We currently estimate our interest expense for the year ending December 31, 2024 to be $18.9 million (previously $16.5 million), which is inclusive of approximately $2.6 million of interest cost we are required to impute under U.S. GAAP related to our interest-free financing of the shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) we repurchased from GBH in November 2023.

The change in guidance from the prior quarter is due to an increase in debt effectuated to facilitate the repurchase of Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) from ETFS Capital, as well as the repurchase of shares of common stock.

Interest Income

We currently estimate our interest income for the year ending December 31, 2024 to be $6.0 million (previously $5.0 million), based upon the magnitude of our forecasted interest earning assets.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be 24.0% to 25.0% (unchanged from our guidance range provided last quarter) taking into consideration the current distribution of profits among our U.S. and European businesses.

This estimated rate may change and is dependent upon our actual taxable income earned in relation to our forecasts as well as any other items which may arise that are not currently forecasted. Such items may include, but are not limited to, the non-deductible loss on extinguishment on convertible notes, a non-deductible civil money penalty of $4.0 million relating to the SEC ESG Settlement, increases or decreases in valuation allowances and any stock-based compensation windfalls or shortfalls. Additional corporate tax legislation could also impact our normalized effective tax rate.

Weighted Average Diluted Shares

Our weighted average diluted shares were 156.7 million during the three months ended September 30, 2024. We currently estimate our weighted average diluted shares to be between 147.0 million and 148.0 million during the three months ended December 31, 2024 taking into consideration the full quarter impact of the repurchase of the Series A Preferred Stock and additional shares of common stock which occurred in mid-August of 2024. Our weighted average diluted share guidance was previously 166.0 million and 168.0 million during the year ending December 31, 2024.

This guidance does not take into consideration any variability in shares associated with our convertible notes. While our convertible notes require principal to be paid in cash, our diluted shares would need to be increased for any incremental shares associated with an exercise of the conversion option if our stock price exceeds the applicable conversion price of our convertible notes of $9.54 per share for the 5.75% Convertible Senior Notes due 2028, $11.04 per share for the 3.25% Convertible Senior Notes due 2026 and $11.82 per share for the 3.25% Convertible Senior Notes due 2029.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2024	2024	2023	2024	2023

GLOBAL ETPs (in millions)
Beginning of period assets	$109,686	$107,230	$93,666	$100,124	$81,993
(Outflows)/inflows	(2,395)	340	1,983	(65)	10,651
Market appreciation/(depreciation)	5,286	2,116	(1,914)	12,518	1,091
End of period assets	$112,577	$109,686	$93,735	$112,577	$93,735
Average assets during the period	$110,369	$108,392	$95,743	$107,041	$91,609
Average advisory fee during the period	0.37%	0.37%	0.36%	0.37%	0.36%
Number of ETPs—end of period	352	350	344	352	344

U.S. LISTED ETFs (in millions)
Beginning of period assets	$79,722	$78,087	$65,903	$72,486	$55,973
(Outflows)/inflows	(1,650)	1,106	3,601	1,439	10,862
Market appreciation/(depreciation)	3,195	529	(1,486)	7,342	1,183
End of period assets	$81,267	$79,722	$68,018	$81,267	$68,018
Average assets during the period	$80,335	$78,436	$68,008	$77,834	$63,383
Number of ETFs – end of the period	78	78	80	78	80

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$29,964	$29,143	$27,763	$27,638	$26,020
Outflows	(745)	(766)	(1,618)	(1,504)	(211)
Market appreciation/(depreciation)	2,091	1,587	(428)	5,176	(92)
End of period assets	$31,310	$29,964	$25,717	$31,310	$25,717
Average assets during the period	$30,034	$29,956	$27,735	$29,207	$28,226
Number of ETPs—end of period	274	272	264	274	264

PRODUCT CATEGORIES (in millions)

U.S. Equity
Beginning of period assets	$31,834	$31,670	$26,001	$29,156	$24,112
Inflows	328	221	864	1,085	1,129
Market appreciation/(depreciation)	2,481	(57)	(1,222)	4,402	402
End of period assets	$34,643	$31,834	$25,643	$34,643	$25,643
Average assets during the period	$33,175	$31,252	$26,501	$31,494	$25,319

Commodity & Currency
Beginning of period assets	$21,987	$21,944	$22,384	$21,336	$22,097
Outflows	(741)	(1,499)	(1,814)	(2,700)	(1,324)
Market appreciation/(depreciation)	1,788	1,542	(104)	4,398	(307)
End of period assets	$23,034	$21,987	$20,466	$23,034	$20,466
Average assets during the period	$22,016	$22,437	$22,278	$21,764	$23,373

Fixed Income
Beginning of period assets	$21,430	$21,218	$20,215	$21,197	$15,273
(Outflows)/inflows	(897)	236	1,670	(675)	6,654
Market appreciation/(depreciation)	234	(24)	(88)	245	(130)
End of period assets	$20,767	$21,430	$21,797	$20,767	$21,797
Average assets during the period	$21,135	$21,277	$20,965	$21,165	$19,109

International Developed Market Equity
Beginning of period assets	$19,385	$18,103	$13,423	$15,103	$10,195
(Outflows)/inflows	(1,391)	1,253	798	1,461	2,841
Market appreciation/(depreciation)	81	29	(319)	1,511	866
End of period assets	$18,075	$19,385	$13,902	$18,075	$13,902
Average assets during the period	$18,636	$18,809	$13,873	$18,044	$12,343

	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2024	2024	2023	2024	2023
Emerging Market Equity
Beginning of period assets	$11,875	$11,189	$9,191	$10,726	$8,116
(Outflows)/inflows	(20)	57	451	254	1,266
Market appreciation/(depreciation)	597	629	(73)	1,472	187
End of period assets	$12,452	$11,875	$9,569	$12,452	$9,569
Average assets during the period	$12,083	$11,448	$9,652	$11,477	$9,105

Leveraged & Inverse
Beginning of period assets	$1,922	$1,828	$1,864	$1,815	$1,754
(Outflows)/inflows	71	(18)	(1)	3	54
Market appreciation/(depreciation)	89	112	(82)	264	(27)
End of period assets	$2,082	$1,922	$1,781	$2,082	$1,781
Average assets during the period	$1,962	$1,905	$1,894	$1,886	$1,816

Cryptocurrency
Beginning of period assets	$838	$874	$248	$414	$136
Inflows	201	75	10	434	22
Market appreciation/(depreciation)	15	(111)	(15)	206	85
End of period assets	$1,054	$838	$243	$1,054	$243
Average assets during the period	$917	$856	$238	$796	$221

Alternatives
Beginning of period assets	$415	$404	$340	$377	$310
Inflows	54	15	5	73	9
Market appreciation/(depreciation)	1	(4)	(11)	20	15
End of period assets	$470	$415	$334	$470	$334
Average assets during the period	$445	$408	$342	$415	$323

Headcount:	314	304	299	304	299

Note: Previously issued statistics may be restated due to fund closures and trade adjustments.

Source: WisdomTree

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Selected Operating and Financial Information

	Three Months Ended September 30,			Percent
	2024	2023	Change	Change
AUM (in millions)
Average AUM	$110,369	$95,743	$14,626	15.3%
Operating Revenues (in thousands)
Advisory fees	$101,659	$86,598	$15,061	17.4%
Other revenues	11,509	3,825	7,684	200.9%
Total operating revenues	$113,168	$90,423	$22,745	25.2%

Operating Revenues

Advisory fees

Advisory fee revenues increased 17.4% from $86.6 million during the three months ended September 30, 2023 to $101.7 million in the comparable period in 2024 primarily due to higher average AUM. Our average advisory fee was 0.37% and 0.36% during the three months ended September 30, 2023 and 2024, respectively.

Other revenues

Other revenues increased 200.9% from $3.8 million during the three months ended September 30, 2023 to $11.5 million in the comparable period in 2024 due to higher other revenues attributable to our European listed products and $3.7 million of legal and other related expenses, expected to be covered by insurance, incurred in connection with the SEC ESG Settlement described in Note 14 to our Consolidated Financial Statements.

Operating Expenses

	Three Months Ended September 30,			Percent
(in thousands)	2024	2023	Change	Change
Compensation and benefits	$29,405	$27,955	$1,450	5.2%
Fund management and administration	21,004	18,023	2,981	16.5%
Marketing and advertising	4,897	3,833	1,064	27.8%
Sales and business development	3,465	3,383	82	2.4%
Professional fees	6,315	3,719	2,596	69.8%
Occupancy, communications and equipment	1,397	1,203	194	16.1%
Depreciation and amortization	447	307	140	45.6%
Third-party distribution fees	2,983	2,694	289	10.7%
Other	2,463	2,601	(138)	(5.3%	)
Total operating expenses	$72,376	$63,718	$8,658	13.6%
	Three Months Ended September 30,
As a Percent of Revenues:	2024	2023
Compensation and benefits	26.0%	31.0%
Fund management and administration	18.6%	20.0%
Marketing and advertising	4.3%	4.2%
Sales and business development	3.1%	3.7%
Professional fees	5.6%	4.1%
Occupancy, communications and equipment	1.2%	1.3%
Depreciation and amortization	0.4%	0.3%
Third-party distribution fees	2.6%	3.0%
Other	2.2%	2.9%
Total operating expenses	64.0%	70.5%

Compensation and benefits

Compensation and benefits expense increased 5.2% from $28.0 million during the three months ended September 30, 2023 to $29.4 million in the comparable period in 2024 due to higher stock-based compensation expense and headcount. Headcount was 299 and 314 at September 30, 2023 and 2024, respectively.

Fund management and administration

Fund management and administration expense increased 16.5% from $18.0 million during the three months ended September 30, 2023 to $21.0 million in the comparable period in 2024 primarily due to higher average AUM. We had 80 U.S. listed ETFs and 273 European listed ETPs at September 30, 2023 compared to 78 U.S. listed ETFs and 274 European listed ETPs at September 30, 2024.

Marketing and advertising

Marketing and advertising expense increased 27.8% from $3.8 million during the three months ended September 30, 2023 to $4.9 million in the comparable period in 2024 primarily due to higher spending related to digital assets and our U.S. listed products.

Sales and business development

Sales and business development expense was essentially unchanged from the three months ended September 30, 2023.

Professional fees

Professional fees expense increased 69.8% from $3.7 million during the three months ended September 30, 2023 to $6.3 million in the comparable period in 2024 primarily due to $3.7 million of legal and other related expenses incurred in connection with the SEC ESG Settlement. An equal and offsetting amount is recorded in other revenues as these expenses are expected to be covered by insurance.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the three months ended September 30, 2023.

Depreciation and amortization

Depreciation and amortization expense increased 45.6% from $0.3 million during the three months ended September 30, 2023 to $0.4 million in the comparable period in 2024 due to amortization of software development costs.

Third-party distribution fees

Third-party distribution fees expense increased 10.7% from $2.7 million during the three months ended September 30, 2023 to $3.0 million in the comparable period in 2024 due to AUM growth we are experiencing on our various platforms and new platform relationships.

Other

Other expenses were essentially unchanged from the three months ended September 30, 2023.

Other Income/(Expenses)

	Three Months Ended September 30,			Percent
(in thousands)	2024	2023	Change	Change
Interest expense	$(5,027)	$(3,461)	$(1,566)	45.2%
Interest income	1,795	791	1,004	126.9%
Impairments	—	(2,703)	2,703	n/a
Loss on extinguishment of convertible notes	(30,632)	—	(30,632)	n/a
Other losses, net	(3,062)	(2,512)	(550)	21.9%
Total other expenses, net	$(36,926)	$(7,885)	$(29,041)	368.3%

	Three Months Ended September 30,
As a Percent of Revenues:	2024		2023
Interest expense	(4.4%	)	(3.8%	)
Interest income	1.6%		0.9%
Impairments	—		(3.0%	)
Loss on extinguishment of convertible notes	(27.1%	)	—
Other losses, net	(2.7%	)	(2.8%	)
Total other expenses, net	(32.6%	)	(8.7%	)

Interest expense

Interest expense increased 45.2% from $3.5 million during the three months ended September 30, 2023 to $5.0 million in the comparable period in 2024 due to a higher level of debt outstanding, partly offset by a lower average interest rate. The increase is also due to the recognition of imputed interest related to the interest-free financing of our repurchase of the shares of Series C Preferred Stock from GBH in November 2023.

Our effective interest rate during the three months ended September 30, 2023 and 2024 was 5.0% and 4.4%, respectively.

Interest income

Interest income increased 126.9% from $0.8 million during the three months ended September 30, 2023 to $1.8 million in the comparable period in 2024 due to a higher level of interest-earning assets.

Impairments

During the three months ended September 30, 2023, we recognized a non-cash impairment charge of $2.7 million, primarily related to our investment in Securrency, Inc., as we marked our investment to its estimated realizable value in connection with Securrency entering into an agreement to be acquired by an unrelated third party.

Loss on Extinguishment of Convertible Notes

During the three months ended September 30, 2023, we recognized a loss on extinguishment of convertible notes of $30.6 million arising from the repurchase of $104.2 million in aggregate principal amount of our 2028 Notes.

Other losses, net

Other losses, net were $1.3 million and $3.1 million during the three months ended September 30, 2023 and 2024, respectively. The three months ended September 30, 2024, includes a $4.0 million civil money penalty in connection with the SEC ESG Settlement. Also included are net gains of $0.8 million and $0.6 million on our financial instruments owned and investments, respectively. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate during the three months ended September 30, 2024 was 216.0%, resulting in income tax expense of $8.4 million. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to a non-deductible loss on extinguishment of convertible notes, a non-deductible civil money penalty of $4.0 million and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

Our effective income tax rate during the three months ended September 30, 2023 was 31.0%, resulting in income tax expense of $5.8 million. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to an increase in the deferred tax asset valuation allowance on losses recognized on the Company’s investments and non-deductible executive compensation.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Selected Operating and Financial Information

	Nine Months Ended September 30,			Percent
	2024	2023	Change	Change
AUM (in millions)
Average AUM	$107,040	$91,609	$15,431	16.8%
Operating Revenues (in thousands)
Advisory fees	$293,098	$246,239	$46,859	19.0%
Other revenues	23,942	11,952	11,990	100.3%
Total revenues	$317,040	$258,191	$58,849	22.8%

Operating Revenues

Advisory fees

Advisory fee revenues increased 19.0% from $246.2 million during the nine months ended September 30, 2023 to $293.1 million in the comparable period in 2024 primarily due to higher average AUM. Our average advisory fee was 0.36% during the nine months ended September 30, 2023 and 0.37% during the comparable period in 2024.

Other revenues

Other revenues increased 100.3% from $12.0 million during the nine months ended September 30, 2023 to $23.9 million in the comparable period in 2024 due to higher other revenues attributable to our European listed products and $4.1 million of legal and other related expenses expected to be covered by insurance, incurred in connection with the SEC ESG Settlement.

Operating Expenses

	Nine Months Ended September 30,			Percent
(in thousands)	2024	2023	Change	Change
Compensation and benefits	$91,249	$81,672	$9,577	11.7%
Fund management and administration	61,105	52,903	8,202	15.5%
Marketing and advertising	14,415	12,305	2,110	17.1%
Sales and business development	10,716	9,703	1,013	10.4%
Contractual gold payments	—	6,069	(6,069)	n/a
Professional fees	16,539	15,768	771	4.9%
Occupancy, communications and equipment	3,921	3,476	445	12.8%
Depreciation and amortization	1,248	537	711	132.4%
Third-party distribution fees	7,977	6,828	1,149	16.8%
Other	7,617	7,473	144	1.9%
Total operating expenses	$214,787	$196,734	$18,053	9.2%

	Nine Months Ended September 30,
As a Percent of Revenues	2024	2023
Compensation and benefits	28.8%	31.6%
Fund management and administration	19.3%	20.5%
Marketing and advertising	4.5%	4.8%
Sales and business development	3.4%	3.8%
Contractual gold payments	n/a	2.4%
Professional fees	5.2%	6.1%
Occupancy, communications and equipment	1.2%	1.3%
Depreciation and amortization	0.4%	0.2%
Third-party distribution fees	2.5%	2.6%
Other	2.4%	2.9%
Total operating expenses	67.7%	76.2%

Compensation and benefits

Compensation and benefits expense increased 11.7% from $81.7 million during the nine months ended September 30, 2023 to $91.2 million in the comparable period in 2024 due to higher incentive and stock-based compensation expense and increased headcount.

Fund management and administration

Fund management and administration expense increased 15.5% from $52.9 million during the nine months ended September 30, 2023 to $61.1 million in the comparable period in 2024 primarily due to higher average AUM and product launches.

Marketing and advertising

Marketing and advertising expense increased 17.1% from $12.3 million during the nine months ended September 30, 2023 to $14.4 million in the comparable period in 2024 primarily due to higher spending related to digital assets and our U.S. listed products.

Sales and business development

Sales and business development expense increased 10.4% from $9.7 million during the nine months ended September 30, 2023 to $10.7 million in the comparable period in 2024 primarily due to increases in travel and events spending, as well as higher market data spending.

Contractual gold payments

Contractual gold payments expense decreased from $6.1 million during the nine months ended September 30, 2023 to zero in the comparable period in 2024 due to the termination of our deferred consideration—gold payments obligation on May 10, 2023. See Note 9 to our Consolidated Financial Statements for additional information.

Professional fees

Professional fees increased 4.9% from $15.8 million during the nine months ended September 30, 2023 to $16.5 million in the comparable period in 2024 primarily due to $4.1 million of legal and other related expenses incurred in connection with the SEC ESG Settlement. An equal and offsetting amount is recorded in other revenues as these expenses are expected to be covered by insurance. This increase was partly offset by lower activist campaign expenses and non-recurring expenses incurred in the prior year to settle our deferred consideration—gold payments obligation and our acquisition of WisdomTree Transfers, Inc.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 12.8% from $3.5 million during the nine months ended September 30, 2023 to $3.9 million in the comparable period in 2024 primarily due to higher spending on office equipment.

Depreciation and amortization

Depreciation and amortization expense increased 132.4% from $0.5 million during the nine months ended September 30, 2023 to $1.2 million in the comparable period in 2024 due to amortization of software development costs.

Third-party distribution fees

Third-party distribution fees increased 16.8% from $6.8 million during the nine months ended September 30, 2023 to $8.0 million in the comparable period in 2024 due to AUM growth we are experiencing on our various platforms and new platform relationships.

Other

Other expenses were essentially unchanged from the nine months ended September 30, 2023.

Other Income/(Expenses)

	Nine Months Ended September 30,			Percent
(in thousands)	2024	2023	Change	Change
Interest expense	$(13,295)	$(11,484)	$(1,811)	15.8%
Gain on revaluation/termination of deferred consideration—gold payments	—	61,953	(61,953)	n/a
Interest income	4,631	2,874	1,757	61.1%
Impairments	—	(7,603)	7,603	n/a
Loss on extinguishment of convertible notes	(30,632)	(9,721)	(20,911)	215.1%
Other losses, net	(1,753)	(3,233)	1,480	(45.8%	)
Total other income/(expenses), net	$(41,049)	$32,786	$(73,835)	(225.2%	)

	Nine Months Ended September 30,
As a Percent of Revenues:	2024		2023
Interest expense	(4.2%	)	(4.4%	)
Gain on revaluation/termination of deferred consideration—gold payments	—		24.0%
Interest income	1.5%		1.1%
Impairments	—		(2.9%	)
Loss on extinguishment of convertible notes	(9.7%	)	(3.8%	)
Other losses, net	(0.6%	)	(1.3%	)
Total other income/(expenses), net	(13.0%	)	(12.7%	)

Interest expense

Interest expense increased 15.8% from $11.5 million during the nine months ended September 30, 2023 to $13.3 million in the comparable period in 2024 due to a higher level of debt outstanding, partly offset by a lower average interest rate. The increase is also due to the recognition of imputed interest related to the interest-free financing of our repurchase of the shares of Series C Preferred Stock from GBH in November 2023.

Our effective interest rate during the nine months ended September 30, 2023 and 2024 was 4.9% and 4.8%, respectively.

Gain on revaluation/termination of deferred consideration—gold payments

We recognized a gain on revaluation/termination of deferred consideration—gold payments of $62.0 million during the nine months ended September 30, 2023. This obligation was settled on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

Interest income

Interest income increased 61.1% from $2.9 million during the nine months ended September 30, 2023 to $4.6 million in the comparable period in 2024 due to a higher level of interest-earning assets.

Impairments

During the nine months ended September 30, 2023, we recognized a non-cash impairment charge of $7.6 million primarily related to our investment in Securrency, Inc. upon the sale of Securrency to an unrelated third party.

Loss on Extinguishment of Convertible Notes

During the nine months ended September 30, 2024, we recognized a loss on extinguishment of convertible notes of $30.6 million, arising from the repurchase of $104.2 million in aggregate principal amount of our 2028 Notes. During the nine months ended September 30, 2023, we recognized a loss on extinguishment of convertible notes of $9.7 million, arising from the repurchase of $115.0 million in aggregate principal amount of our 4.25% Convertible Senior Notes due 2023.

Other losses, net

Other losses, net were $3.2 million and $1.8 million during the nine months ended September 30, 2023 and 2024, respectively. The nine months ended September 30, 2024, includes a civil money penalty of $4.0 million in connection with the SEC ESG Settlement. Also included are gains on our financial instruments owned of $2.6 million and losses on our investments of $0.6 million. Gains and losses also generally arise from the sale of gold earned on management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2024 was 35.6%, resulting in an income tax expense of $21.8 million. Our tax rate differs from the federal statutory rate of 21.0% primarily due to a non-deductible loss on extinguishment of convertible notes, a non-deductible civil money penalty of $4.0 million and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

Our effective income tax rate during the nine months ended September 30, 2023 was 11.4%, resulting in an income tax expense of $10.8 million. Our effective tax rate differs from the federal statutory rate of 21.0% primarily due to a non-taxable gain on revaluation/termination of deferred consideration, a reduction in unrecognized tax benefits associated with the release of the tax-related indemnification asset described above and a lower tax rate on foreign earnings. These items were partly offset by a non-deductible loss on extinguishment of our convertible notes during the first quarter of 2023, an increase in the deferred tax asset valuation allowance on losses recognized on our investments and non-deductible executive compensation.

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

Adjusted Net Income and Diluted Earnings per Share

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

•	Unrealized gains or losses on revaluation/termination of deferred consideration—gold payments: Deferred consideration—gold payments was an obligation we assumed in connection with the ETFS Acquisition that was carried at fair value. This item represented the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold and changes in the discount rate used to compute the present value of the annual payment obligations have had a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when calculating our non-GAAP financial measurements as it was not core to our operating business. The item was not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate. During the second quarter of 2023, we terminated this obligation for aggregate consideration totaling approximately $137.0 million.
•	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce volatility in earnings and are not core to our operating business.
•	Tax windfalls and shortfalls upon vesting of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting as well as the difference between the price of our stock on the date the award was granted and the date the award vested. We exclude these items when calculating our non-GAAP financial measurements as they introduce volatility in earnings and are not core to our operating business.
49

•	Imputed interest on our payable to GBH: During the fourth quarter of 2023, we repurchased our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of our common stock, from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. Under U.S. GAAP, the obligation is recorded at its present value utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. We exclude this item when calculating our non-GAAP financial measurements as recognition of interest expense is non-cash and contrary to the stated terms of our obligation.
•	Other items: Losses on extinguishment of convertible notes, a civil money penalty in connection with the SEC ESG Settlement, gains and losses recognized on our investments, changes in deferred tax asset valuation allowance, expenses incurred in response to an activist campaign, impairments, remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business and litigation expenses associated with certain provisions of our Stockholder Rights Agreement, dated as of March 17, 2023, as amended, are excluded when calculating our non-GAAP financial measurements.
	Three Months Ended		Nine Months Ended
Adjusted Net Income and Diluted Earnings per Share:	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
Net (loss)/income, as reported	$(4,485)	$12,984	$39,385	$83,469
Add back: Loss on extinguishment of convertible notes, net of income taxes	30,128	—	30,128	9,623
Add back: Civil money penalty in connection with the SEC ESG Settlement	4,000	—	4,000	—
(Deduct)/add back: (Gains)/losses on financial instruments owned, net of income taxes	(607)	1,479	(1,949)	762
Add back: Imputed interest on payable to GBH, net of income taxes	528	—	1,545	—
(Deduct)/add back: (Gains)/losses recognized on our investments, net of income taxes	(436)	323	469	943
(Deduct)/add back: (Decrease)/increase in deferred tax asset valuation allowance on financial instruments owned and investments	(335)	1,234	(475)	2,393
Deduct: Tax windfalls upon vesting and exercise of stock-based compensation awards	(25)	(18)	(764)	(170)
Add back: Expenses incurred in response to an activist campaign, net of income taxes	—	—	3,760	4,452
Deduct: Gain on revaluation/termination of deferred consideration—gold payments	—	—	—	(61,953)
Add back: Litigation expenses associated with certain provisions of the Stockholder Rights Agreement, net of income taxes	—	—	—	367
Add back: Impairments, net of income taxes (where applicable)	—	2,046	—	5,756
Deduct: Remeasurement of contingent consideration—sale of Canadian ETF business	—	—	—	(1,477)
Adjusted net income	$28,768	$18,048	$76,099	$44,165
Deduct: Income distributed to participating securities	(463)	(889)	(1,387)	(1,884)
Deduct: Undistributed income allocable to participating securities	(1,147)	(2,128)	(4,840)	(4,033)
Adjusted net income available to common stockholders	$27,158	$15,031	$69,872	$38,248
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 20 to our Consolidated Financial Statements)	149,353	148,432	150,080	147,572
Adjusted earnings per share – diluted	$0.18	$0.10	$0.47	$0.26

Adjusted net income, as reported on a non-GAAP basis during the three and nine months ended September 30, 2024, also excludes a loss of $11.4 million recognized upon the repurchase of our Series A Preferred Stock, which was convertible into 14.75 million shares of common stock from ETFS Capital and $1.9 million of stock repurchase excise taxes. Under U.S. GAAP, these amounts are excluded from net income but are required to be added to net income to arrive at income available to common stockholders in the calculation of earnings per share.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2024	December 31, 2023
Balance Sheet Data (in thousands):
Cash, cash equivalents and restricted cash	$176,483	$129,305
Financial instruments owned, at fair value	77,341	58,722
Accounts receivable	45,200	35,473
Securities held-to-maturity	212	230
Total: Liquid assets	299,236	223,730
Less: Total current liabilities	(106,473)	(103,216)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(20,524)	(18,308)
Less: Regulatory capital requirements	(35,120)	(29,156)
Total: Available liquidity	$137,119	$73,050
	Nine Months Ended September 30,
	2024	2023
Cash Flow Data (in thousands):
Operating cash flows	$78,886	$48,350
Investing cash flows	(16,902)	35,860
Financing cash flows	(16,939)	(126,389)
Foreign exchange rate effect	2,133	(441)
Increase/(decrease) in cash, cash equivalents and restricted cash	$47,178	$(42,620)

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

Cash, cash equivalents and restricted cash increased by $47.2 million during the nine months ended September 30, 2024 due to $345.0 million of proceeds from the issuance of convertible notes, $78.9 million of cash provided by operating activities, $42.3 million of proceeds from the sale of financial instruments owned, at fair value and $2.1 million provided by other activities. These increases were partly offset by $143.8 million used to repurchase Series A Preferred Stock, $132.7 million to repurchase a portion of our 2028 Notes, $62.9 million used to repurchase common stock, $57.9 million used to purchase financial instruments owned, at fair value, $14.8 million used to pay dividends, $7.7 million used to pay convertible notes issuance costs and $1.8 million used to pay for software development.

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

Convertible Notes

We have the following convertible notes outstanding as of September 30, 2024:

•	$150.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”);
•	$25.8 million in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 (the “2028 Notes”); and
•	$345.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2029 (the “2029 Notes”).
51

Each class of notes were issued pursuant to indentures dated as of the issuance dates between us and either U.S. Bank National Association or U.S. Bank Trust Company, National Association, as trustee (or its successor in interest, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2029 Notes, we repurchased $104.2 million in aggregate principal amount of 2028 Notes. As a result of this repurchase, we recognized a loss on extinguishment of approximately $30.6 million during the three and nine months ended September 30, 2024.

As of September 30, 2024, we had an aggregate principal amount of $520,845 outstanding of the 2026 Notes, the 2028 Notes and the 2029 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2026 Notes	2028 Notes	2029 Notes
Principal outstanding	$150.0	$25.8	$345.0
Issuance date	June 14, 2021	February 14, 2023	August 13, 2024
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	August 15, 2028	August 15, 2029
Interest rate	3.25%	5.75%	3.25%
Initial conversion price	$11.04	$9.54	$11.82
Initial conversion rate	90.5797	104.8658	84.5934
Redemption price	$14.35	$12.40	$15.37
•	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2029 Notes and the 2028 Notes and on June 15 and December 15 of each year for the 2026 Notes.
•	Conversion price: Convertible at an initial conversion rate into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
•	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2029 and May 15, 2028 for the 2029 Notes and the 2028 Notes, respectively, and March 15, 2026 for the 2026 Notes, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2029 and May 15, 2028 in respect of the 2029 Notes and the 2028 Notes, respectively, and March 15, 2026 in respect of the 2026 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
•	Cash settlement of principal amount: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.
•	Redemption price: We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2026 and August 20, 2025 in respect of the 2029 Notes and the 2028 Notes, respectively, and June 20, 2023 in respect of the 2026 Notes and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
•	Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
•	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 103.6269 shares, 167.7853 shares and 144.9275 shares of our common stock per $1,000 principal amount of the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively (the equivalent of 69,880,434 shares of our common stock), subject to adjustment.
•	Seniority and Security: The Convertible Notes rank equal in right of payment and are our senior unsecured obligations.
52

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at September 30, 2024 was approximately $35.1 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the nine months ended September 30, 2024, we repurchased 6,800,301 shares of our common stock under the repurchase program for an aggregate cost of $62.9 million. Currently, approximately $35.5 million remains under this program for future purchases.

In addition, on August 13, 2024, we repurchased all of our then-outstanding Series A Non-Voting Convertible Preferred Stock, which was convertible into 14,750,000 shares of our common stock, from ETFS Capital for aggregate cash consideration of approximately $143.8 million. See Note 11 to our Consolidated Financial Statements for additional information.

Contractual Obligations

Convertible Notes

We currently have $520.8 million in aggregate principal amount of Convertible Notes outstanding, of which $150.0 million, $25.8 million and $345.0 million are scheduled to mature on June 15, 2026, August 15, 2028 and August 15, 2029, in respect of the 2026 Notes, the 2028 Notes and the 2029 Notes, respectively, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

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

Payable to GBH

On November 20, 2023, we repurchased our Series C Preferred Stock from GBH for aggregate cash consideration of approximately $84.4 million. The Series C Preferred Stock was originally issued to GBH on May 10, 2023 in connection with the termination of our obligations relating to the contractual gold payments. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $1.6 million at September 30, 2024. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 13 to our Consolidated Financial Statements for additional information.

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

See Note 7 to our Consolidated Financial Statements for additional information.

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

Other revenues are earned from swap providers associated with certain of our European listed ETPs, the nature of which are based on a percentage of the ETPs’ average daily net assets. We also earn transaction-based income on flows associated with certain European listed ETPs. There is no significant judgment in calculating amounts due, which are invoiced monthly or quarterly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which we have a right to invoice.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other securities which totaled $109.2 million and $135.9 million as of December 31, 2023 and September 30, 2024, respectively. During the nine months ended September 30, 2024, we recognized gains on these financial instruments of $2.6 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

In addition, our Convertible Notes bear interest at fixed rates of 5.75% for the 2028 Notes and 3.25% for the 2026 Notes and the 2029 Notes. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 14 to our Consolidated Financial Statements for additional information regarding (1) a $4.0 million civil money penalty in connection with the SEC ESG Settlement and (2) actual and potential claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €27.5 million ($30.7 million), including an appealed claim for total damages of €7.8 million ($8.7 million).

ITEM 1A.	RISK FACTORS

In addition to the updated risk factor and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in subsequent reports filed with or furnished to the SEC.

Legal and Regulatory Risks

Compliance with extensive, complex and changing regulation imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

We are subject to extensive regulation of our business and operations. One of our U.S. subsidiaries, WTAM, is a registered investment adviser and is subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act of 1940, as amended. We also must comply with certain requirements under the Investment Company Act of 1940, as amended, with respect to the WisdomTree U.S. listed ETFs for which WTAM acts as investment adviser. WTAM is also a member of the NFA and registered as a commodity pool operator for certain of our ETFs. As a commodity pool operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and the conduct of our sales force in the U.S. regarding our U.S. listed ETFs are subject to the regulatory authority of FINRA. The SEC also has recently adopted rule amendments that are designed to modernize sales and marketing materials and, as a result, could impact our marketing materials. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our products that invest in securities of issuers in foreign countries, in the marketing, offer and/or sales of our products in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our ETPs issued by the ManJer Issuers, UCITS ETFs and ETPs issued by WMAI. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our ETPs’ failure to comply with applicable laws or regulations has in the past, and could in the future, result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. For example, on August 5, 2024, WTAM received a Wells Notice from the staff (the “Staff”) of the SEC advising WTAM that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against WTAM alleging violations of certain provisions of the U.S. federal securities laws relating to three exchange-traded series of WisdomTree Trust managed by WTAM that pursued ESG-focused strategies (collectively, the “Funds”). Without admitting or denying the SEC’s allegations, WTAM agreed to resolve the matter by consenting to the entry of an Order by the SEC, which was announced publicly on October 21, 2024, in which WTAM agreed to cease and desist from committing or causing any violations and any future violations of Sections 206(2) and 206(4) of the Investment Advisers Act of 1940, as amended, Rules 206(4)-7 and 206(4)-8 thereunder, and Section 34(b) of the Investment Company Act of 1940, as amended, and to pay a civil money penalty of $4.0 million.

Even if a sanction imposed against us, our personnel or our ETPs is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us, our personnel or our ETPs by regulators could harm our reputation and thus result in redemptions from our products and impede our ability to retain and attract investors in WisdomTree ETPs, all of which may reduce our revenues.

We face the risk of significant intervention by regulatory authorities, including extended investigation activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we have been and could be fined or be prohibited from engaging in some of our business activities. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect investors in WisdomTree ETPs and our advisory clients and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through WisdomTree ETP investor protection and market conduct requirements.

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

Specific regulatory changes also may have a direct impact on our revenues. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. New regulations, revised regulatory or judicial interpretations, revised viewpoints, outcomes of lawsuits against other fund complexes or growth in our ETP assets and/or profitability related to the annual approval process for investment advisory agreements may result in the reduction of fees under these agreements, which would mean a reduction in our revenues or otherwise may lead to an increase in costs or expenses.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2024 to July 30, 2024	—	$—	—
August 1, 2024 to August 31, 2024	—	$—	—
September 1, 2024 to September 30, 2024	5,704,023	$9.65	5,704,023
Total	5,704,023	$9.65	5,704,023	$33,535

On February 22, 2022, our Board of Directors approved an increase of $85.7 million to our share repurchase program and extended the term for three years through April 27, 2025. During the nine months ended September 30, 2024, we repurchased 6,800,301 shares of our common stock under this program for an aggregate cost of approximately $62.9 million. As of September 30, 2024, $33.5 million remained under this program for future repurchases.

In addition, on August 13, 2024, we repurchased all of our then-outstanding Series A Non-Voting Convertible Preferred Stock, which was convertible into 14,750,000 shares of our common stock, from ETFS Capital for aggregate cash consideration of approximately $143.8 million. See Note 11 to our Consolidated Financial Statements for additional information.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)
3.6	Certificate of Elimination of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2024)
3.7	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)
3.8	Fifth Amended and Restated By-Laws (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.7	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.8	Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.9	Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.10	Indenture, dated as of August 13, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2024)
4.11	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2024)
4.12	Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)
58

Exhibit Number	Description
4.13	Amendment No. 1, dated as of May 4, 2023, to Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2023)
4.14	Amendment No. 2, dated as of May 10, 2023, to Stockholder Rights Agreement, dated as of March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2023)
4.15	Amendment No. 3, dated as of March 18, 2024, to Stockholder Rights Agreement, dated as of March 17, 2023, as amended, between WisdomTree, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2024)
4.16	Amendment No. 4, dated as of March 25, 2024, to Stockholder Rights Agreement, dated as of March 17, 2023, as amended, between WisdomTree, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2024)
4.17	Amendment No. 5, dated as of April 30, 2024, to Stockholder Rights Agreement, dated as of March 17, 2023, as amended, between WisdomTree, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2024)
4.18	Termination Agreement, dated as of August 5, 2024, by and between ETFS Capital Limited and WisdomTree, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2024)
10.1	Stock Repurchase Agreement, dated as of August 5, 2024, by and between WisdomTree, Inc. and ETFS Capital Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2024)
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2024, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2024 (Unaudited) and December 31, 2023; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and September 30, 2023 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and September 30, 2023 (Unaudited); (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

__________________________________________________________

(1)	Filed herewith.
(2)	Furnished herewith.
59

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 7th day of November 2024.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

60